Form 10-Q
period 2009-06-30
PROSPER MARKETPLACE INC
filed 2009-08-14
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 333-147019

PROSPER MARKETPLACE, INC.
(Exact name of registrant as specified in its charter)

Delaware	6199	73-1733867
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number	Identification Number)

111 Sutter Street, 22nd Floor
San Francisco, CA  94104
(415) 593-5400
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 14, 2009, there were 4,435,478 shares of the registrant’s common stock outstanding.

PART I. Financial Information
Item 1. Interim Consolidated Financial Statements and Notes

Prosper Marketplace, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	$4,617,954	$9,839,758
Restricted cash	1,740,296	1,429,011
Servicing rights	43,387	67,685
Receivables	10,831	-
Property and equipment, net of $1,807,959 and $1,570,848 accumulated depreciation and amortization as of June 30, 2009 and December 31, 2008, respectively	755,822	859,103
Prepaid and other assets	284,199	238,686
Intangible assets, net	231,404	291,769

Total assets	$7,683,893	$12,726,012

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$641,523	$431,744
Accrued liabilities	1,238,860	1,186,984
Loan repurchase obligation	30,918	80,000
Long-term debt, net of discount of $44,416 and $55,368 as of June 30, 2009 and December 31, 2008, respectively	275,584	284,632

Total liabilities	2,186,885	1,983,360

Commitments and contingencies (see Note 10)

Stockholders' Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding as of June 30, 2009 and December 31, 2008)	4,024	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding as of June 30, 2009 and December 31, 2008)	3,310	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized; 2,063,558 issued and outstanding as of June 30, 2009 and December 31, 2008)	2,064	2,064
Common stock ($0.001 par value; 16,000,000 shares authorized; 4,435,478 shares and 4,346,118 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively)	4,435	4,347
Additional paid-in capital	41,189,438	40,946,853
Accumulated deficit	(35,706,263)	(30,217,946)
Total stockholders' equity	5,497,008	10,742,652

Total liabilities and stockholders' equity	$7,683,893	$12,726,012

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating income
Agency fees	$1,125	$550,427	$1,125	$923,769
Loan servicing fees	143,737	171,596	324,679	314,679
	144,862	722,023	325,804	1,238,448
Cost of Revenues
Cost of services	(103,766)	(258,439)	(224,375)	(514,618)
Reduction (increase) in provision for loan repurchases	24,737	(1,990)	24,506	(28,904)
Total revenues, net	65,833	461,594	125,935	694,926

Operating expenses
Compensation and benefits	1,264,344	1,788,441	2,693,973	3,295,693
Marketing and advertising	34,873	1,031,036	66,199	2,112,793
Depreciation and amortization	141,639	202,280	297,476	392,223
General and administrative
Professional services	643,910	553,406	1,560,994	835,793
Facilities and maintenance	166,423	184,210	339,599	344,089
Other	432,044	142,904	698,336	307,485
Total expenses	2,683,233	3,902,277	5,656,577	7,288,076
Loss before other income (expense)	(2,617,400)	(3,440,683)	(5,530,642)	(6,593,150)

Other income (expense)
Investment income
Interest and dividends	10,188	138,027	35,604	345,829
Loss on impairment of fixed assets	-	-	(40,515)	-
Other income	9,897	-	47,236	-
Total other income	20,085	138,027	42,325	345,829

Loss before income taxes	(2,597,315)	(3,302,656)	(5,488,317)	(6,247,321)
Income taxes	-	-	-	-
Net Loss	$(2,597,315)	$(3,302,656)	$(5,488,317)	$(6,247,321)

Net loss per share – basic and diluted	$(0.59)	$(0.84)	$(1.25)	$(1.61)

Weighted Average shares - basic and diluted net loss per share	4,406,179	3,949,917	4,403,721	3,885,480

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2008 (Audited)	9,397,939	$9,398	3,662,476	$3,663	$40,493,256	$(19,378,703)	$21,127,614

Issuance of common stock			453,500	453	52,142		52,595

Exercise of stock options			40,988	41	11,222		11,263

Compensation expense					163,811		163,811

Net loss						(6,247,321)	(6,247,321)

Balance as of June 30, 2008 (Unaudited)	9,397,939	$9,398	4,156,964	$4,157	$40,720,431	$(25,626,024)	$15,107,962

Balance as of January 1, 2009 (Audited)	9,397,939	$9,398	4,346,118	$4,347	$40,946,853	$(30,217,946)	$10,742,652

Issuance of common stock			6,500	6	9,844		9,850

Exercise of stock options			82,860	82	49,151		49,233

Compensation expense					183,590		183,590

Net loss						(5,488,317)	(5,488,317)

Balance as of June 30, 2009 (Unaudited)	9,397,939	$9,398	4,435,478	$4,435	$41,189,438	$(35,706,263)	$5,497,008

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(5,488,317)	$(6,247,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297,476	392,223
Loss on impairment of fixed assets	40,515	–
Stock-based compensation expense	193,440	216,406
Provision for loan repurchase obligation	(24,506)	28,904
Change in fair value of servicing rights	24,298	(55,465)
Amortization of discount on long-term debt	10,952	10,882
Changes in operating assets and liabilities:
Restricted cash	(311,285)	21,551
Loans receivable	(10,831)	352,111
Prepaid and other assets	(45,513)	(18,459)
Accounts payable and accrued liabilities	261,655	101,429
Loan repurchases	(24,576)	(29,054)
Net cash used in operating activities	(5,076,692)	(5,226,793)

Cash flows from investing activities:
Purchases of property and equipment	(174,345)	(221,083)
Net cash used in investing activities	(174,345)	(221,083)

Cash flows from financing activities:
Proceeds from issuance of common stock	49,233	11,263
Principal repayment of long-term debt	(20,000)	(20,000)
Net cash provided by (used in) financing activities	29,233	(8,737)

Net decrease in cash and cash equivalents	(5,221,804)	(5,456,613)
Cash and cash equivalents at beginning of the year	9,839,758	20,280,105
Cash and cash equivalents at end of the period	$4,617,954	$14,823,492

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

PROSPER MARKETPLACE, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1. Operations and Business

Prosper Marketplace, Inc. (Prosper, the Company, we, us, our) was incorporated in the state of Delaware on March 22, 2005. Prosper is an online marketplace for person-to-person lending. Prosper’s website provides an online marketplace for loans where people list and bid on loans with interest rates of return determined through Prosper’s online auction platform. Prosper’s lender members set the minimum interest rate that they are willing to earn and bid in increments of $25 to $25,000. Borrowers create loan listings from $1,000 up to $25,000 and set the maximum rate they are willing to pay on a loan. Prosper facilitates the lending and borrowing activities and acts as an agent to the lender by maintaining its online auction platform. Prosper also handles all ongoing loan administration tasks, including loan servicing and collections on behalf of the lenders. Prosper generates revenue by collecting one-time fees from borrowers on funded loans and from loan servicing fees paid by lender members.

Due to the legal uncertainty regarding the sales of promissory notes offered through the Prosper platform under the Company’s prior operating structure (See Note 10 — Commitments and Contingencies — Securities Law Compliance), the Company decided to restructure its operations to resolve such uncertainty. The Company began its implementation of this decision on October 16, 2008, when it ceased offering lender members the opportunity to make purchases on the Prosper platform, ceased accepting new lender member registrations and ceased allowing new funding commitments from existing lender members. Furthermore, pursuant to this decision, the Company updated its registration statement on Form S-1, with the SEC, in which the Company described the restructuring of its operations and its new operating structure.

On December 5, 2008, the Company filed a registration statement with the Securities and Exchange Commission with respect to the offering of $500,000,000 of Borrower Payment Dependent Notes. The proposed changes in the operation of the Company’s platform, as well as the Company’s adoption of new accounting pronouncements, will have a significant impact on the Company’s financial statements and results of operations for periods following the effective date of the registration statement. We will continue to evaluate the impact the changes in our operations will have on our financial condition, results of operations and cash flows. The Company resumed accepting new lender member registrations and allowing new transactions with lender members beginning July 13, 2009, after the date such registration statement became effective.

As reflected in the accompanying financial statements, Prosper has incurred net losses, negative cash flows from operations since inception, and has an accumulated deficit of approximately $35.7 million as of June 30, 2009.  For the six months ended June 30, 2009 the Company incurred a net loss of $5.5 million.  For the six months ended June 30, 2009 the Company had negative cash flow from operations of $5.1 million. Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.  Further, there can be no assurances as to the availability or terms upon which the required financing and capital might be available.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Prosper and its wholly-owned subsidiaries, P2P Servicing, Inc. and Prosper Loans Marketplace, Inc.  P2P Servicing Inc was formed in October 2007 but has not had significant operations.  On February 9, 2009, the Company dissolved P2P Servicing LLC. Prosper Loans Marketplace, Inc. was incorporated on April 3, 2009 in the state of California. All significant intercompany transactions and balances have been eliminated.

The Company’s unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and disclosure requirements for interim financial information and the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 contained in our Registration Statement on Form S-1, Amendment No. 6.  Management believes these unaudited consolidated financial statements reflect all adjustments, including those of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Use of Estimates

The preparation of financial statements in conformity GAAP in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These include but are not limited to the following: valuation allowance on deferred tax assets, valuation and amortization periods of intangible assets, fair value of servicing assets, provision for loan repurchase obligation, stock-based compensation expense, and contingent liabilities. Prosper bases its estimates on historical experience and on various other assumptions that Prosper believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

Prosper invests its excess cash primarily in money market funds and in highly liquid debt instruments of U.S. municipalities, and the U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value. Such deposits periodically exceed amounts insured by the FDIC.

Restricted Cash

Restricted cash consists primarily of an irrevocable letter of credit held by a financial institution in connection with the Company’s office lease and cash deposits required to support the Company’s ACH activities and secured corporate credit cards.

Loan Repurchase Obligation

Prosper is obligated to indemnify lenders and repurchase certain loans sold to the lenders in the event of violation of applicable federal, state, or local lending laws, or verifiable identify theft. The loan repurchase obligation is estimated based on historical experience. Prosper accrues a provision for the repurchase obligation when the loans are funded. Repurchased loans associated with federal, state, or local lending laws, or verifiable identity thefts are written off at the time of repurchase.

Certain Risks and Concentrations

In the normal course of its business, Prosper encounters two significant types of risk: credit and regulatory. Financial instruments that potentially subject Prosper to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company places cash, cash equivalents and restricted cash with high-quality financial institutions. Prosper is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds FDIC insured amounts. Prosper performs periodic evaluations of the relative credit standing of these financial institutions and has not sustained any credit losses from instruments held at these financial institutions.

Prosper is subject to various regulatory requirements. The failure to appropriately identify and address these regulatory requirements could result in certain discretionary actions by regulators that could have a material effect on Prosper’s financial position and results of operations (See Note 10 — Commitments and Contingencies — Securities Law Compliance).

Property and Equipment

Property and equipment consists of computer equipment, office furniture and equipment, and software purchased or developed for internal use. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets, which range from three to seven years. Prosper capitalizes expenditures for replacements and betterments and expenses amounts for maintenance and repairs as they are incurred.  Depreciation and amortization commences once the asset is placed in service.

Internal Use Software and Website Development

Prosper accounts for internal use software costs, including website development costs, in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force (EITF) No. 00-02, Accounting for Website Development Costs. In accordance with SOP No. 98-1 and EITF No. 00-02, the costs to develop software for Prosper’s website and other internal uses are capitalized when management has authorized and committed project funding, preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Capitalized software development costs primarily include software licenses acquired, fees paid to outside consultants, and salaries for employees directly involved in the development efforts.

Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are considered to be probable to result in additional functionality are capitalized. Capitalized costs are included in Property and Equipment and amortized to expense using the straight-line method over their expected lives. The Company evaluates its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.

Intangible Assets

Prosper records the purchase of intangible assets not purchased in a business combination in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Prosper has an intangible asset resulting from the purchase of the “Prosper.com” domain name.  The intangible asset is amortized on a straight-line basis over five years.

Impairment of Long-Lived Assets Including Acquired Intangible Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Prosper reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying values of those assets may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying value of the asset to future net undiscounted cash flows that the assets are expected to generate. If an asset is considered to be impaired, the impairment to be recognized equals the amount by which the asset’s carrying value exceeds its fair value. Fair value is estimated using discounted net cash flows.

During the first quarter of 2009, management made the decision to discontinue the development of one of its planned software development projects. The software asset previously capitalized in 2008 was deemed to be impaired in accordance with SFAS No. 144. An impairment charge of $40,515, encompassing the amount capitalized in 2008, is included as a component of other income (loss) in our Consolidated Statement of Operations for the six months ended June 30, 2009.

Revenue Recognition

Prosper recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements.  Under SAB No. 104, Prosper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price of the services is fixed and determinable and collectability is reasonably assured.

Agency fees charged are 3% of the amount borrowed or $50, whichever is greater, and are recognized when the loan is funded to the borrower. Prior to October 16, 2008, agency fees charged were the greater of 1% to 3% of the loan amount borrowed or $75.

Loan servicing revenue includes monthly loan servicing fees and non-sufficient funds (NSF) fees. Loan servicing fees are accrued daily based on the current outstanding loan principal balance of the borrower loan but are not recognized until payment is received due to the uncertainty of collection of borrower loan payments. Servicing fees for a loan vary based on the credit grade of the borrower.  Prosper charges a NSF fee to borrowers on the first failed payment of each billing period.  NSF fees are charged to the customer and collected and recognized immediately.

Servicing Rights

Prosper accounts for its servicing rights under the fair value measurement method of reporting in accordance with SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FAS 140. Under the fair value method, Prosper measures its servicing rights at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur.

Prosper estimates the fair value of the servicing rights using a discounted cash flow model to project future expected cash flows based upon a set of valuation assumptions Prosper believes market participants would use for similar rights. The primary assumptions Prosper uses to value its servicing rights include prepayment speeds, default rates, cost to service, profit margin, and discount rate. Prosper reviews these assumptions quarterly to ensure that they remain consistent with market conditions. Inaccurate assumptions in valuing servicing rights could affect Prosper’s results of operations.

Advertising and Promotional Expenses

Under the provisions of SOP 93-7, Reporting on Advertising Costs, the costs of advertising are expensed as incurred. Advertising costs were approximately $66,200 and $2,113,000 for the six months ended June 30, 2009 and 2008, respectively, and $34,900 and $1,031,000 for the three months ended June 30, 2009 and 2008.

Stock-Based Compensation

The Company accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with SFAS No. 123R, Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to awards that is expected to vest is amortized using the straight line method over the vesting term of the stock-based award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. The forfeitures were estimated based on historical experience. The Company estimated its annual forfeiture rate to be 25.8% and 21.3% for the six months ended June 30, 2009 and 2008, respectively.

Prosper has granted options to purchase shares of common stock to nonemployees in exchange for services performed. Prosper accounts for stock options and restricted stock issued to nonemployees in accordance with the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods, or Services, which requires that equity awards be recorded at their fair value.  Under SFAS No. 123R and EITF No. 96-18, Prosper uses the Black-Scholes model to estimate the value of options granted to nonemployees at each vesting date to determine the appropriate charge to stock-based compensation. The volatility of common stock was based on comparative company volatility.

The fair value of stock option awards for the six months ended June 30, 2009 and 2008 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Volatility of common stock	63.7%	61.94%	63.8%	60.8%
Risk-free interest rate	2.67%	3.11%	2.60%	2.91%
Expected life*	5.0 years	6.1 years	5.1 years	6.1 years
Dividend yield	0%	0%	0%	0%
Weighted-average fair value of grants	$0.56	$2.21	$0.89	$2.24

*For nonemployee stock option awards, the expected life is the contractual term of the award, which is generally ten years.

The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because Prosper’s equity awards have characteristics significantly different from those of traded options, the changes in the subjective input assumptions can materially affect the fair value estimate.

Total stock-based compensation expense for employee and non-employee stock-option awards reflected in the Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008 is $183,590 and $163,811, respectively and $72,813 and $91,936 for the three months ended June 30, 2009 and 2008. Total stock-based compensation expense for employee and non-employee stock awards reflected in the Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008 is $9,850 and $52,595, respectively and $1,120 and $27,925 for the three months ended June 30, 2009 and 2008.  As of June 30, 2009, the unamortized stock-based compensation expense related to unvested stock-based awards was approximately $405,539, which will be recognized over the remaining vesting period of approximately 2.6 years.

Net Loss Per Share

Prosper computes net loss per share in accordance with SFAS No. 128, Earnings Per Share (SFAS No. 128). Under SFAS No.128, basic net loss per share is computed by dividing net loss per share available to common shareholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At June 30, 2009, there were outstanding convertible preferred stock and options convertible into 9,397,939 and 1,992,654 common shares, respectively, which may dilute future earnings per share. Due to the Company reporting a net loss for the six months ended June 30, 2009 and 2008, there is no calculation of fully-diluted earnings per share as all common stock equivalents are anti-dilutive.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. Management has evaluated the provisions of the EITF and has determined it has no impact on the Company based on its current capital structure.

Income Taxes

Prosper uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Under FIN 48, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change.

Fair Value Measurement

Prosper adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) on January 1, 2008. SFAS No. 157 provides a framework for measuring the fair value of assets and liabilities. SFAS No. 157 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

SFAS No. 157 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The price used to measure the fair value is not adjusted for transaction costs while the cost basis of certain financial instruments may include initial transaction costs. Under SFAS No. 157, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under SFAS No. 157, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

Under SFAS No. 157, assets and liabilities carried at fair value in the consolidated balance sheets are classified among three levels based on the observability of the inputs used to determine fair value:

Level 1 — The valuation is based on quoted prices in active markets for identical instruments.

Level 2 — The valuation is based on observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 — The valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the instrument. Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies, or similar techniques, which incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument or valuations that require significant management judgment or estimation.

Prosper determines the fair values of its financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation techniques are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models.  When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability.

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, receivables, servicing rights, accounts payable and accrued liabilities, and long-term debt.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

Servicing rights do not trade in an active open market with readily observable prices. Although sales of servicing assets do occur, the nature and character of the assets underlying those transactions are not similar to those held by the Company and, therefore, the precise terms and conditions typically seen in the marketplace would likely not be available to the Company. Accordingly, management determines the fair value of its servicing rights using a discounted cash flow model to project future expected cash flows based upon a set of valuation assumptions Prosper believes market participants would use for similar rights. The primary assumptions Prosper uses for valuing its servicing asset include prepayment speeds, default rates, cost to service, profit margin, and discount rate. Prosper reviews these assumptions to ensure that they remain consistent with the market conditions. Inaccurate assumptions in valuing the servicing rights could affect Prosper’s results of operations. Due to the nature of the valuation inputs, servicing assets are classified as Level 3. Our estimate of the fair value of servicing rights resulted in an asset of $43,387 and $67,685 at June 30, 2009 and December 31, 2008, respectively.  The change in the fair-value of servicing rights is included in cost of services in the consolidated statement of operations. See Note 3 for a rollforward and further discussion of the significant assumptions used to value servicing rights.

The Company’s long-term debt is non-interest bearing and at inception was discounted at 8%.  The estimated fair value of the long-term debt is estimated to be $254,019 and $243,178 for the six months ended June 30, 2009 and 2008, respectively, based on discounted cash flows and on the Company’s current incremental borrowing rate.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We intend to apply the provisions of SFAS No. 159 to the Notes and member loans issued on an instrument by instrument basis post registration of our Member Payment Dependent Notes.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments , to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP FAS 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009 and became effective for the Company in the second quarter of 2009. The adoption of FSP FAS 107-1 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In May 2009, the FASB issued SFAS 165 which established general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and became effective for the Company in the second quarter of 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162  (“SFAS 168”), which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009.  As SFAS No. 168 and the Codification were not intended to change or alter existing GAAP, the Company does not expect the adoption of SFAS No. 168 and the Codification will have any impact on the Company’s consolidated financial statements.

3. Servicing Rights

Prosper calculates the fair value of the servicing asset based on the following assumptions:

	June 30,	June 30,
	2009	2008
Unpaid principal loan balance under service	$52,090,797	$84,917,928
Servicing fees	0.0% - 1.0%	0.5% - 1.0%
Projected prepayment speed	1.20%	1.36%
Discount rate	25%	25%

A rollforward of the servicing asset (liability) is summarized below:

	Six Months Ended, Ended June 30,
	2009	2008
Beginning of period balance:	$67,685	$(14,086)
Change in fair value of servicing rights	(24,298)	55,465
End of period balance:	$43,387	$41,379

No servicing rights were purchased or sold during the six months ended June 30, 2009.

4. Accrued Liabilities

As of June 30, 2009, and December 31, 2008, accrued liabilities consist of the following:

	June 30,	December 31,
	2009	2008
Professional Fees	$949,134	$936,070
Other	289,726	250,914
	$1,238,860	$1,186,984

5. Loan Repurchase Obligation

Changes in the loan repurchase obligation are summarized below:

	Six Months Ended
	June 30,
	2009	2008
Beginning of period balance:	$80,000	$100,151
Increase (reduction) in provision for loan repurchases	(24,506)	28,904
Loans repurchased and immediately charged off (net of recoveries)	(24,576)	(29,054)
End of period balance:	$30,918	$100,001

6. Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No.128. Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

Basic and diluted loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(2,597,315)	$(3,302,656)	$(5,488,317)	$(6,247,321)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	4,406,179	3,949,917	4,403,721	3,885,480

Basic and diluted net loss per share	$(0.59)	$(0.84)	$(1.25)	$(1.61)

Due to losses attributable to common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with SFAS No. 128:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Excluded Securities:
Weighted-average convertible preferred stock issued and outstanding	9,397,939	9,397,939	9,397,939	9,397,939
Weighted-average stock options issued and outstanding	1,592,435	1,730,767	1,552,854	1,594,783
Total weighted average common stock equivalents excluded from diluted net loss per common share computation	10,990,374	11,128,706	10,950,793	10,992,722

7. Stockholders’ Equity

Preferred Stock

Under Prosper’s articles of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.

In April 2005, Prosper sold 4,023,999 shares of Series A convertible preferred stock (Series A) in a private placement for $7,464,450, net of issuance costs of $80,550. In February 2006, Prosper sold 3,310,382 shares of Series B convertible preferred stock (Series B) in a private placement for $12,412,302, net of issuance costs of $87,700. In June 2007, Prosper sold 2,063,558 shares of Series C convertible preferred stock (Series C) in a private placement for $19,919,009, net of issuance costs of $80,996.

Dividends

The holders of the Series A, Series B and Series C preferred stock are entitled to receive dividends at an annual rate of 8% per share for the preferred stock. Such dividends shall be payable only when, as, and if declared by the Board of Directors. To date, no dividends have been declared, and there are no dividends in arrears at June 30, 2009. No dividends will be paid on any common stock of Prosper until dividends on the Series A, Series B and Series C have been paid or declared and set apart during that fiscal year.

Conversion

Each share of Series A, Series B and Series C is automatically converted into shares of common stock at the Series A, Series B and Series C conversion price then in effect upon the earlier of (i) the date specified by vote or written consent or agreement of holders of 60% of the voting power of the shares of the Series A, Series B and Series C then outstanding, or (ii) immediately prior to the closing of the sale of Prosper’s common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended (the Securities Act), at a public offering price (before underwriters’ discounts and expenses) of at least two times the Original Series A, Series B and Series C Issue Price (as defined, per share as adjusted for any stock splits, stock dividends or other recapitalizations), and with gross proceeds to Prosper of at least $30,000,000.

Liquidation Rights

In the event of any liquidation, dissolution, or winding up of Prosper, whether voluntary or involuntary, the holders of the preferred stock are entitled to receive prior and in preference to any distribution of any of the proceeds of such Liquidation Event to holders of common stock, $1.875 for each share of Series A, $3.776 for each share of Series B, and $9.692 for each share of Series C (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on each share of preferred stock. If upon the occurrence of such Liquidation Event, the assets and funds thus distributed among the holders of the Series A, Series B and Series C are insufficient to pay the preferential amount, then the entire assets and funds of Prosper legally available for distribution will be distributed ratably among the holders of the Series A, Series B and Series C in proportion to the preferential amount each such holder is otherwise entitled to receive.

Voting

Each holder of shares of the preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could be converted and shall have voting rights and powers equal to the voting rights and powers of the common stock (except as otherwise expressly provided herein or as required by law, voting together with the common stock as a single class) and shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of Prosper. The holders of the preferred stock shall vote as one class with the holder of the common stock except with certain restrictions.

Each holder of common stock shall be entitled to one vote for each share of common stock held.

Common Stock

Prosper is authorized to issue up to 16,000,000 shares of common stock, $0.001 par value, of which 4,435,478 shares and 4,346,118 shares were issued and outstanding as of June 30, 2009, and December 31, 2008, respectively.

Common Stock Issued for Services

Employees

In March 2005, Prosper issued 4 million shares of common stock valued at $0.10 per share or $400,000 to the founders of the Company, of which 1 million shares were immediately vested and the remaining 3 million were to vest over 3.5 years for services rendered. The unvested shares are subject to a repurchase agreement if the founders leave the Company, whereby Prosper can choose to repurchase any unvested shares at the lesser price of $0.10 per share or the fair market value at the date service ceases.  A total of 450,000 shares vested during the six months ended June 30, 2008, respectively. Total compensation expense of $45,000 was recognized for the six months ended June 30, 2008. As of December 31, 2008, all founder shares of stock were fully vested or repurchased and retired.

During the six months ended June 30, 2009 and 2008, the Company granted 0 and 2,000 fully vested common shares, respectively, to employees for services.  The 2,000 shares granted during the period ended June 30, 2008 were granted at $2.17 per share.  Expense of approximately $0 and $4,340 was recognized for the six months ended June 30, 2009 and 2008, respectively.

Nonemployees

The Company granted 6,500 and 1,500 immediately vested common shares for the six months ended June 30, 2009 and 2008, respectively.  2,000 shares issued in 2009 were valued at $0.56 per share, the remaining 4,500 shares issued in 2009 were valued at $1.94 per share and the 1,500 shares issued during 2008 were valued at $2.17 per share.  Expense of approximately $9,850 and $3,255 was recognized for the six months ended June 30, 2009 and 2008, respectively.

Common Stock Issued upon Exercise of Stock Options

For the six months ended June 30, 2009 and 2008, the Company issued 82,860 and 40,988 shares of common stock, respectively, upon the exercise of options for cash proceeds of $49,233 and $11,263, respectively.

8. Stock Option Plan and Other Stock Compensation

In 2005, Prosper’s stockholders approved the adoption of the 2005 Stock Option Plan (the Plan). Under the Plan, options to purchase up to 1,879,468 shares of common stock were reserved and may be granted to employees, directors, and consultants by the Board of Directors to promote the success of Prosper’s business. On January 31, 2008, the Board of Directors increased the total number of options under the Plan by 500,000 for a total of 2,379,468 options available for grant.

Incentive stock options are granted to employees at an exercise price not less than 100% of the fair value of Prosper’s common stock on the date of grant. Nonstatutory stock options are granted to consultants and directors at an exercise price not less than 85% of the fair value of Prosper’s common stock on the date of grant. If options are granted to stockholders who hold 10% or more of Prosper’s common stock on the option grant date, then the exercise price shall not be less than 110% of the fair value of Prosper’s common stock on the date of grant. The fair value is based on a good faith estimate by the Board of Directors at the time of each grant. As there is no active trading market for these options, such estimates may ultimately differ from valuations completed by an independent party. The options generally vest over four years, which is the same as the performance period. In no event are options exercisable more than ten years after the date of grant.

Option activity under the Option Plan is summarized as follows for the years below:

	Options Issued and Outstanding	Weighted-Average Exercise Price

Balance as of January 1, 2008 (audited)	1,608,025	$0.72
Options granted (weighted average fair value of $2.24)	345,000	$2.17
Options exercised	(40,988)	$0.27
Options canceled	(71,721)	$0.62
Balance as of June 30, 2008 (unaudited)	1,840,316	$1.01

Balance as of January 1, 2009 (audited)	1,734,647	$1.14
Options granted (weighted average fair value of $0.89 )	546,000	$0.89
Options exercised	(82,860)	$0.59
Options canceled	(205,133)	$1.41
Balance as of June 30, 2009 (unaudited)	1,992,654	$1.07

Options outstanding and exercisable at June 30, 2009	878,751	$0.86

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of June 30, 2009 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.5 - $0.5	509,533	7.42	$0.50	$30,572	334,528	$0.50	$20,072
$0.25 - $0.25	291,658	6.10	0.25	90,414	283,654	0.25	87,933
$0.56 - $0.56	415,000	9.97	0.56	–	–	0.56	–
$1.94 - $1.94	533,963	9.51	1.94	–	200,624	1.94	–
$2.17 - $2.17	242,500	8.76	2.17	–	59,945	2.17	–
	1,992,654	8.48	$1.07	$120,986	878,751	$0.86	$108,005

The intrinsic value is calculated as the difference between the value of Prosper's common stock at June 30, 2009, which was $0.56 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the six months ended June 30, 2009 and 2008 reflect the expenses that Prosper expects to recognize after the consideration of estimated forfeitures.

9. Income Taxes

As part of the process of preparing the Company’s financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the Company’s income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the accompanying balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income.

Due to the book and tax net losses incurred during the three and six months ended June 30, 2009 and 2008, Prosper has not incurred any income tax expense during those periods.  In addition, Prosper has maintained a full valuation allowance against its net deferred tax assets because the realization of those deferred tax assets is dependent upon future earnings, and the amount and timing of those earnings, if any is uncertain.

10. Commitments and Contingencies

Future minimum lease payments and other commitments

Prosper leases its corporate office and co-location facility under noncancelable operating leases that expire in July 2011 and August 2011, respectively. Prosper’s corporate office lease has the option to renew for an additional three years. Future minimum rental payments under these leases as of June 30, 2009 are as follows:

Remaining six months ending December 31, 2009	$213,260
Years ending December 31:
2010	431,864
2011	265,513
Total future operating lease obligations	$910,637

Rental expense under premises-operating lease arrangements was approximately $104,721 and $209,442 for the three and six months ended June 30, 2009, and $88,781 and $177,561 for the corresponding periods during 2008.

On April 14, 2008, the Company entered into an agreement with a Utah-chartered industrial bank whereby all loans originated through the Prosper marketplace resulting from listings posted on or after April 15, 2008 are made by WebBank under its bank charter. The arrangement allows for loans to be offered to borrowers at uniform nationwide terms. The Company is required to pay WebBank a monthly fee of $20,000.

Securities Law Compliance

From inception through October 16, 2008, the Company sold approximately $178.1 million of loans to unaffiliated lender members, and $1.0 million of loans to affiliated lender members through the Prosper platform whereby the Company assigned promissory notes directly to lender members. The Company did not register the offer and sale of the promissory notes offered and sold through the Prosper platform under the Securities Act of 1933 or under the registration or qualification provisions of the state securities laws. The Company’s management believes that the question of whether or not the operation of the Prosper platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the Company’s platform were viewed as a securities offering, the Company would have failed to comply with the registration and qualification requirements of federal and state laws and lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933 is one year from the violation.

The Company’s decision to restructure its operations and cease sales of promissory notes offered through the platform effective October 16, 2008 limited this contingent liability to the period covering Prosper's activities prior to October 16, 2008, the date on which the Company ceased sales of promissory notes offered through the platform.

The Company has not recorded an accrued loss contingency in connection with the sale of promissory notes to lender members. Accounting for loss contingencies involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements.

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $86.9 million which represents the remaining outstanding principal amount of $52.0 million and loans charged off of $34.9 million as of June 30, 2009.

On November 25, 2008, the Company signed a settlement agreement with the North American Securities Administrators Association (“NASAA”) to pay penalties not to exceed $1.0 million to the States in order to resolve matters relating to Prosper’s alleged unregistered offer and sale of securities. The $1.0 million penalty would be allocated among the states where Prosper conducts business, based on the loan sale transaction volume in each state. However, Prosper will not be required to pay any portion of the fine to those states which elect not to participate in the settlement. As of June 30, 2009 and December 31, 2008, the Company had accrued approximately $589,000 and $417,000, respectively, in connection with this contingent liability in accordance with SFAS No. 5. The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state using the Company’s originations since inception. A weighting was then applied by state to assign a likelihood that the penalty will be claimed. In estimating the probability of a claim being made, we considered factors such as the nature of the settlement agreement, whether the states had given any indication of their concern regarding the sale of the promissory notes, and the probability of states opting out of the settlement to pursue their own litigation against the Company, whether penalty is sufficient to compensate these states for the cost of processing the settlement and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known. Penalties will be paid promptly after a state reviews and agrees to the language of the consent order. There is no deadline for the states to decide whether to enforce the consent order. On April 21, 2009, the Company and NASAA finalized a template consent order, which NASAA is recommending that the states adopt in settling any state initiated matters with the Company. As of June 30, 2009, the Company has entered into 13 consent order agreements and has paid an aggregate of $123,878 in penalties.

On November 26, 2008, a class action lawsuit was filed against the Company, certain of our executive officers and our directors in the Superior Court of California, County of San Francisco, California.  The suit was brought on behalf of all loan note purchasers in our online lending platform from January 1, 2006 through October 14, 2008. The lawsuit alleges that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws.  The lawsuit seeks class certification, damages, the right of rescission and the award of attorneys' fees and costs against Prosper and the other named defendants.  Some of the individual defendants have filed a demurrer to the First Amended Complaint, and on June 11, 2009 the court sustained the demurrer with leave to amend. Prosper’s insurance carrier has denied coverage.

On July 10, 2009 the plaintiffs filed a Second Amended Complaint alleging violations of the California and federal securities laws arising from the operation of Prosper’s business through October of 2008. The complaint seeks a declaration that the action may be maintained as a class action, and seeks damages in an unspecified amount and rescission against Prosper and the other named defendants, as well as treble damages against Prosper and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest. A response to the complaint is due August 10, 2009. The lawsuit is in its preliminary stages and the probable outcome of this lawsuit can not presently be determined, nor can the amount of damages or other costs that might be borne by Prosper be estimated.

11. Related Parties

Prosper’s executive officers, directors and certain affiliates participate on the Company’s lending platform by placing bids and purchasing loans originated from Prosper.  The aggregate amount of loans purchased and the income earned by these related parties as of June 30, 2009 and 2008 are summarized below:

Related Party	Aggregate Amount of Loans Purchased		Income Earned on Loans for the 6 months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Executive officers & management	$441,654	$434,973	$3,957	$9,249
Directors	415,298	397,667	7,461	13,435
Affiliate	167,259	167,259	1,472	4,584
	$1,024,211	$999,899	$12,890	$27,268

The loans were obtained on the same terms and conditions as those obtained by other lenders. Of the total aggregate amount of loans purchased since inception through June 30, 2009, approximately $115,000 or 11% of principal has been charged off. Prosper earned approximately $755 and $1,308 in servicing fee revenue related to these loans for the six months ended June 30, 2009 and 2008, respectively.

12. Postretirement Benefit Plans

Prosper has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service. Prosper’s contributions to the plan are discretionary. Prosper has not made any contributions to the plan to date.

13. Subsequent Events

On July 10, 2009, the Company commenced a public offering to lender members of Prosper of up to $500,000,000 in principal amount of Borrower Payment Dependent Notes pursuant to our Registration Statement on Form S-1, (see Note 1). The offering is a continuous offering. The registration statement was declared effective by the SEC on July 10, 2009.  From July 13, 2009 to August 13, 2009, we issued securities in the amount of $571,224.  The Company has evaluated subsequent events up to August 13, 2009.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion in conjunction with our financial statements and the related notes elsewhere in this quarterly report.  This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including but not limited to those discussed in Part II Item 1A “Risk Factors” and elsewhere in this quarterly report.

Overview

Prosper provides a peer-to-peer online credit auction platform that enables its borrower members to borrow money and its lender members to purchase Notes issued by Prosper, the proceeds of which facilitate the funding of specific loans made to borrowers.  Our platform enables our borrower members to request and obtain personal, unsecured loans by posting anonymous “listings” on the platform indicating the principal amount of the desired loan and the maximum interest rate the borrower is willing to pay.  We assign a Prosper Rating consisting of one of seven letter credit grades, based in part on the borrower’s credit score, to each borrower who requests a borrower loan.  Prosper borrower members’ Prosper Rating and credit score range, debt-to-income ratios and other credit data are displayed with their listings and are available for viewing by lender members on an anonymous basis.  Lender members access our platform and “bid” the amount they are willing to commit to the purchase of a Note that is dependent for payment on the corresponding borrower loan and the minimum yield percentage they are willing to receive, subject to a minimum yield percentage based on the Prosper Rating assigned to each listing. The highest yield percentage lender members may bid on a listing is the yield percentage that corresponds to the maximum interest rate set by the borrower.  The lowest yield percentage lender members may bid will be the minimum yield percentage set forth in the listing. The minimum yield percentage applicable to each listing is based on the Prosper Rating assigned to the listing and will be calculated by adding the national average certificate of deposit rate that matches the term of the borrower loan, as published by BankRate.com, to the minimum estimated loss rate associated with the Prosper Rating assigned to the listing, which is based on the historical performance of similar Prosper borrower loans. For listings with AA Prosper Ratings, an estimated loss rate of 1.0%, which represents the middle of the estimated loss rate range, is added to the national average certificate of deposit rate to determine the minimum yield percentage. By making a bid on a listing, a lender member is committing to purchase from Prosper a Note in the principal amount of the lender’s winning bid.  The lender members who purchase the Notes will designate that the sale proceeds be applied to facilitate the funding of a corresponding borrower loan listed on our platform.  Loans originated to borrower members are made by WebBank, an FDIC-insured, Utah-chartered industrial bank, and sold and assigned to Prosper.

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term currently set at three years, although Prosper anticipates in the near future extending available loan terms to between three months to seven years.  With respect to loans resulting from listings posted by Prosper borrower members prior to April 15, 2008, Prosper is the originating lender for licensing and regulatory purposes.  All borrower loans resulting from listings posted on or after April 15, 2008 are funded by WebBank, an FDIC-insured, Utah-chartered industrial bank.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.  For all borrower loans, listings are posted without our obtaining any documentation of the borrower’s ability to afford the loan.  In limited instances, we verify the income, employment, occupation or other information provided by Prosper borrower members in listings.  This verification is normally done after the listing has already been created and bidding is substantially completed and, therefore, the results of our verification are not reflected in the listings.

Borrowers are charged a transaction fee equal to a specified percentage (currently 3.0%) of the amount of the borrower loan, subject to a specified minimum fee (currently $50), payable from the borrower’s loan proceeds at the time of funding of the borrower loan.  Transaction fees are charged by WebBank and Prosper receives amounts equal to the transaction fees as compensation for loan origination activities.  We also receive servicing fees at an annualized rate of 1.0% of the outstanding principal balance of a Prosper borrower member’s loan, which we deduct from each lender member’s share of borrower loan payments.

We incorporated in Delaware in March 2005 and launched our public website, www.prosper.com on February 13, 2006.  As of June 30, 2009, our platform has facilitated approximately 29,013 borrower loans since its launch.

We have a limited operating history and have incurred net losses since our inception.  Our net loss was $2,597,315 and $3,302,656 for the three months ending June 30, 2009 and 2008, and the net loss for the six months ending June 30, 2009 and 2008 was $5,488,317 and $6,247,321.  At this stage of our development, we have funded our operations primarily with proceeds from equity financings. Our decision to temporarily stop accepting lender members’ commitments, effective from October 16, 2008 until July 10, 2009, significantly slowed the ramp up of our operations, resulting in a negative impact on our cash flow and liquidity projections for the first six months of fiscal 2009 due to a decrease in loan origination volume. On July 13, 2009, we began accepting new commitments from our lender members on our platform, as such we will generate increased revenue from borrower transaction fees and non-sufficient funds fees and lender members’ servicing fees.  Over time, we expect that the number of borrowers and lender members and the volume of borrower loans originated through our platform will increase.

Our operating plan calls for a continuation of the current strategy of increasing transaction volume to increase revenue until we reach profitability and become cash-flow positive, which we do not expect to occur before 2010.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and consolidated results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles.  The preparation of financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosures.  Prosper bases its estimates on historical experience and on various other assumptions that Prosper believes to be reasonable under the circumstances.  Actual results could differ from those estimates.  Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this quarterly report.

Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results.  While all decisions regarding accounting policies are important, we believe that the following policies could be considered critical.  These critical policies relate to revenue recognition, borrower loan repurchase obligation, servicing rights, stock-based compensation, internal-use software and website development and fair value measurement.

Revenue Recognition

Prosper recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements.  Under SAB No. 104, Prosper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price of the services is fixed and determinable and collectibility is reasonably assured.

Transaction fees are charged as a percentage of the amount borrowed, subject to a specified minimum fee (currently 3.0% for all borrowers, or $50, whichever is greater), and are recognized when the loan is funded to the borrower.  Prior to October 16, 2008, agency fees charged were the greater of 1% to 3% of the loan amount borrowed or $75. Transaction fees are charged by WebBank and Prosper receives amounts equal to the transaction fees as compensation for loan origination activities.

Loan servicing revenue includes loan servicing fees and non-sufficient funds fees.  Loan servicing fees are accrued daily based on the current outstanding loan principal balance of borrower loan, but are not recognized until payment is received due to uncertainty of collection of borrower loan payments.  Currently, Prosper charges a 1% annual loan servicing fee.

Prosper charges a non-sufficient funds fee to borrowers on the first failed payment of each billing period.  Non-sufficient funds fees are charged to the borrower and collected and recognized immediately.

Borrower Loan Repurchase Obligation

Prosper is obligated to indemnify the lenders and repurchase the loans sold to the lenders in the event of violation of the applicable federal/state/local lending laws or verifiable identify theft.  Prosper’s limited operating history, the lack of industry comparables and the potential to impact financial performance make the Borrower Loan Repurchase Obligation a critical accounting policy.

Prosper accrues a provision for the repurchase obligation when the loans are funded to the lender in an amount considered appropriate to reserve for its repurchase obligation related to the loans sold to the lenders in the event of violation of the applicable federal/state/local lending laws or verifiable identify theft.  The borrower loan repurchase obligation is evaluated at least once a quarter and represents an estimate based on the rate of historical loan repurchases as a percentage of loan originations (which generally occur within six to nine months of loan origination).  The loan repurchase obligation includes a judgmental management adjustment  due to our limited operating history, changes in current economic conditions, the risk of new and as yet undetected fraud schemes, origination unit and dollar volumes, and the lack of industry comparables.

At June 30, 2009 and December 31, 2008, we have recorded a loan repurchase obligation of $30,918 and $80,000, respectively. For the three months ended June 30, 2009 and 2008, we have repurchased loans of $14,344, net of recoveries, and $0, respectively, and for the six months ended June 30, 2009 and 2008 we have repurchased loans of approximately $24,576 and $29,054, respectively, due to identity theft and legal and regulatory requirements.  Since the latter part of 2007, Prosper has been successful at identifying and preventing a number of fraud attempts involving a series of fraudulent loan requests as our risk indicators and related operational controls in this area have significantly improved.    This decrease is due in large part by the Company’s increased efforts in identifying and preventing various fraud schemes combined with the fact that we have not actively been involved in the origination of any loans since October, 2008.  Although we believe our fraud controls have resulted in a lower incidence of fraud in 2009, our controls are largely based on experience from past fraud attempts. Accordingly, future loan repurchases could vary significantly from our estimates.

Servicing Rights

Prosper accounts for its servicing rights under the fair value measurement method of reporting in accordance with Statement of Financial Accounting Standards No. 156 (SFAS No. 156), Accounting for Servicing of Financial Assets – an Amendment of FAS 140.  Under the fair value method, Prosper measures servicing rights at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur.

Prosper estimates the fair value of the servicing rights using a discounted cash flow model to project future expected cash flows based upon a set of valuation assumptions Prosper believes market participants would use for similar rights.  The primary assumptions Prosper uses for valuing its servicing rights include prepayment speeds, default rates, cost to service, profit margin, and discount rate.  Prosper reviews these assumptions to ensure that they remain consistent with the market conditions.  Inaccurate assumptions in valuing servicing rights could affect Prosper’s results of operations.  The significant assumptions used in the calculation of servicing rights are discussed in detail in Note 3 to our consolidated financial statements.

 Stock-Based Compensation

The Company accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with SFAS No. 123R, Share-Based Payment (SFAS No. 123R).  SFAS No. 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model.  The stock-based compensation related to awards that is expected to vest is amortized over the vesting term of the stock-based award, which is generally four years.

Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense.  The forfeitures were estimated based on historical experience.  The significant assumptions used in the calculation of stock based compensation are discussed in detail in Note 2 to our consolidated financial statements included elsewhere in this quarterly report.

Prosper has granted options to purchase shares of common stock to non-employees in exchange for services performed.  Prosper accounts for stock options, restricted stock, and warrants issued to non-employees in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods, or Services, which requires that equity awards be recorded at their fair value.  Under SFAS No. 123R and EITF No. 96-18, we use the Black-Scholes model to estimate the value of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation.  The volatility of common stock was based on comparative company volatility.  The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility.  Because Prosper’s equity awards have characteristics significantly different from those of traded options, the changes in the subjective input assumptions can materially affect the fair value estimate.

Internal Use Software and Website Development

Prosper accounts for internal use software costs, including website development costs, in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force (EITF) No. 00-02, Accounting for Website Development Costs.  In accordance with SOP No. 98-1 and EITF No. 00-02, the costs to develop software for Prosper’s website and other internal uses are capitalized when management has authorized and committed project funding, preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended.  Capitalized software development costs primarily include software licenses acquired, fees paid to outside consultants, and salaries for employees directly involved in the development efforts.

Prosper has capitalized certain costs to develop software for Prosper’s website and other internal uses.  In the three months ended June 30, 2009 and 2008, Prosper capitalized $21,270 and $39,580, respectively.  In the six months ended June 30, 2009 and 2008, Prosper capitalized $107,238 and $90,225, respectively.  During the first quarter of 2009, management made the decision to discontinue the development of one of its planned software development projects. The software asset previously capitalized in 2008 was deemed to be impaired in accordance with SFAS No. 144. An impairment charge of $40,515, encompassing the amount capitalized in 2008, is included as a component of other income (loss) in our Consolidated Statement of Operations for the six months ended June 30, 2009.

Fair Value Measurement

Prosper adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) on January 1, 2008. SFAS No. 157 provides a framework for measuring the fair value of assets and liabilities. SFAS No. 157 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Prosper determines the fair values of its financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation techniques are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models.  When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability.

For additional information and discussion, see Note 2 and Note 3 of notes to the consolidated financial statements.

Results of Operations

Our results of operations for the three months and six months ended June 30, 2009 and 2008, together with the percentage change between years, are set forth below.

Prosper Marketplace, Inc.
MD&A Table
					(Unaudited)

	Three Months Ended June 30,				Change from prior period		Six Months Ended June 30,				Change from prior period
	2009		2008				2009		2008
	$	As % of sales	$	As % of sales	$ Increase / (Decrease)%		$	As % of sales	$	As % of sales	$ Increase / (Decrease)%
Operating income
Agency fees	$1,125		$550,427		$(549,302)	(100%)	$1,125		$923,769		$(922,644)	(100%)
Loan servicing fees	143,737		171,596		(27,859)	(16%)	324,679		314,679		10,000	3%
	144,862		722,023				325,804		1,238,448
Cost of Revenues
Cost of services	(103,766)	(72%)	(258,439)	(36%)	154,673	60%	(224,375)	(69%)	(514,618)	(42%)	290,243	56%
Reduction (increase) in provision for loan repurchases	24,737	17%	(1,990)	(0%)	26,727	1343%	24,506	8%	(28,904)	(2%)	53,410	185%
Total revenues, net	65,833		461,594				125,935		694,926

Operating expenses
Compensation and benefits	1,264,344	873%	1,788,441	248%	(524,097)	(29%)	2,693,973	827%	3,295,693	266%	(601,720)	(18%)
Marketing and advertising	34,873	24%	1,031,036	143%	(996,163)	(97%)	66,199	20%	2,112,793	171%	(2,046,594)	(97%)
Depreciation and amortization	141,639	98%	202,280	28%	(60,641)	(30%)	297,476	91%	392,223	32%	(94,747)	(24%)
General and administrative
Professional services	643,910	444%	553,406	77%	90,504	16%	1,560,994	479%	835,793	67%	725,201	87%
Facilities and maintenance	166,423	115%	184,210	26%	(17,787)	(10%)	339,599	104%	344,089	28%	(4,490)	(1%)
Other	432,044	298%	142,904	20%	289,140	202%	698,336	214%	307,485	25%	390,851	127%
Total expenses	2,683,233		3,902,277		(1,219,044)	(31%)	5,656,577		7,288,076		(1,631,499)	(22%)
Loss beofre other income (expense)	(2,617,400)		(3,440,683)				(5,530,642)		(6,593,150)

Other income (expense)
Investment income
Interest and dividends	10,188	7%	138,027	19%	(127,839)	(93%)	35,604	11%	345,829	28%	(310,225)	(90%)
Loss on impairment of fixed assets	-		-		-	-	(40,515)	(12%)	-		(40,515)	n/a
Other income	9,897	7%	-	0%	9,897	n/a	47,236	14%	-	0%	47,236	n/a
Total other income	20,085		138,027		(117,942)	(85%)	42,325		345,829		(303,504)	(88%)
Loss before income taxes	(2,597,315)		(3,302,656)		705,341	(21%)	(5,488,317)		(6,247,321)		759,004	(12%)
Income taxes	-	0%	-	0%	-	n/a	-	0%	-	0%	-	n/a
Net Loss	$(2,597,315)		$(3,302,656)		$705,341	(21%)	$(5,488,317)		$(6,247,321)		$759,004	(12%)

Revenues

Our business model involves the charging of transaction fees to borrowers and servicing fees to lender members.  Borrowers are charged a transaction fee for loan origination services and the lender members pay a fee to us for managing the payments on the loans and maintaining account portfolios.  We also charge NSF fees to our borrowers for failed payments.  In addition, we generate revenue from interest earned on investments and cash and cash equivalents.

Agency Fees

Our borrowers pay a one-time transaction fee at the time a borrower loan is funded.  This fee is equal to a specified percentage (currently 3.0%) of the amount of the Prosper borrower loan, subject to a specified minimum fee (currently $50), payable from the borrower’s loan proceeds at the time of funding of the borrower loan.  The borrower agency fee is included in the annual percentage rate (APR) calculation provided to the borrowers and is deducted from the gross loan proceeds prior to disbursement of funds to the borrowers.  Borrowers are only charged an agency fee if a borrower loan is funded.  Prior to October 16, 2008, agency fees on the platform have ranged from 1.0% and 3.0% depending on the credit quality of the borrower, with a minimum fee of $75, whichever was greater.  Agency fees for the three months ended June 30, 2009, were $1.1 thousand, a decrease of $549.3 thousand or 100% as compared to $550.4 thousand for the three months ended June 30, 2008.  Agency fees for the six months ended June 30, 2009 were $1.1 thousand, a decrease of $922.6 thousand or 100% as compared $923.8 for the six months ended June 30, 2008.  There were 13 loans originated in the three and six months ended June 30, 2009 when Prosper briefly re-opened in the State of California from April 28, 2009 to May 8, 2009.  These loans were funded by Prosper and no Notes were sold to California residents.  Prosper originated 4,344 and 7,418 loans in three and six months ended June 30, 2008.

Loan Servicing Fees

Lender members are charged a servicing fee on the Notes, which is accrued daily based on the current outstanding Note principal balance.  Currently the servicing fee is an annualized rate of 1.0% of the outstanding principal balance of the loan.  Prior to October 14, 2008 servicing fees ranged between 0% and 1.0% for some loans depending on credit grade.  For the three and six months ended June 30, 2009, loan servicing fees were $143.7 thousand and $324.7 thousand, representing a decrease of $27.9 thousand or 16% and an increase of $10.0 thousand or 3%, as compared to $171.6  thousand for the three months ended June 30, 2008, and $314.7 thousand for the six months ended June 30, 2008.  The increase is due to the increase in servicing fee rates, as well as Prosper servicing a greater volume of loans.

Our procedures generally require the automatic debiting of borrower member bank accounts by automated clearing house (ACH) transfer, although we allow payment by check and bank draft.  We charge a non-sufficient funds fee to a borrower member to cover the cost we incur if an automatic payment fails and is rejected by the borrower member’s bank, for example if there is an insufficient balance in the bank account or if the account has been closed or otherwise suspended.  If an automatic payment fails we make up to two additional attempts to collect; however, there is no additional fee charged to the borrower if these attempts fail.  We retain the entire amount of the non-sufficient funds fee, which is currently $15.00 per initial payment failure, or such lesser amount required by law, to cover our costs.

Cost of Services

Our cost of services are comprised primarily of credit bureau fees, payments to partners, collections expenses, referral award programs and other expenses directly related to loan funding and servicing.  Cost of services expenses were $103.8 thousand and $224.4 thousand for the three and six months ended June 30, 2009, a decrease of $154.7 thousand or 60% and $290.2 thousand or 56%, as compared to $258.4 thousand for the three months ended June 30, 2008, and $514.6 thousand for the six months ended June 30, 2008.  The decrease is primarily related to the Company not originating any new loans during our quiet period which extended into the second quarter of 2009.

Loan Repurchase Losses

For the three and six months ended June 30, 2009, the Company recorded a reduction in its loan repurchase obligation, totaling $24.7 thousand and $24.5 thousand, respectively.  The Company reduced its reserve amounts in the current quarter, as the company was not originating any new loans through the first six months of 2009.  Additionally judgments in Prosper’s favor have lead to recoveries during the period.  For the three and six months ended June 30, 2008 the Company recorded an increase in its loan repurchase obligation in the amount of $1.9 thousand and $28.9 thousand, respectively.  Prosper has devoted a significant amount of attention to fraud prevention and continues to implement additional fraud prevention and control procedures to maintain a low level of repurchase losses due to identity theft and operational errors.

Investment Income

At June 30, 2009 and December 31, 2008, we had approximately $4.6 million and $9.8 million, respectively, in unrestricted cash and cash equivalents.  In addition, Prosper had $1.7 million and $1.4 million of restricted funds as of June 30, 2009 and December 31, 2008, respectively.  Investment income decreased $127.8 thousand and $310.2 thousand, or 93% and 90% for the three and six months ending June 30, 2009 to $10.2 thousand and $35.6 thousand, as compared to $138.0 thousand and $345.8 thousand for the corresponding periods during ended in 2008.  The decrease in investment income period over period is primarily due to lower average cash balances in 2009 as compared to 2008 and a decrease in interest rates.

Other Income

Other income consists primarily of credit referral fees, where partner companies will pay Prosper an agreed upon amount for referral of customers from our website.  Other income for the three and six months ended June 30, 2009 were $9.9 thousand and $47.2 thousand, respectively.  The company had no other income during the three and six months ended June 30, 2008, as the Company did not have credit referral contracts in place until late 2008.

Operating Expenses

	Three Months Ended June 30,		Change from prior period		Six Months Ended June 30,		Change from prior period
	2009	2008	$ Increase / (Decrease)%		2009	2008	$ Increase / (Decrease)%

Operating expenses
Compensation and benefits	$1,264,344	$1,788,441	$(524,097)	(29%)	$2,693,973	$3,295,693	$(601,720)	(18%)
Marketing and advertising	34,873	1,031,036	(996,163)	(97%)	66,199	2,112,793	(2,046,594)	(97%)
Depreciation and amortization	141,639	202,280	(60,641)	(30%)	297,476	392,223	(94,747)	(24%)
General and administrative
Professional services	643,910	553,406	90,504	16%	1,560,994	835,793	725,201	87%
Facilities and maintenance	166,423	184,210	(17,787)	(10%)	339,599	344,089	(4,490)	(1%)
Other	432,044	142,904	289,140	202%	698,336	307,485	390,851	127%
Total expenses	$2,683,233	$3,902,277	$(1,216,044)	(31%)	$5,656,577	$7,288,076	$(1,631,499)	(22%)

Compensation and benefits was $1.3 million for the three months ended June 30, 2009 and $1.8 million for the same period last year. For the six months ended June 30, 2009, compensation and benefits was $2.7 million, a $601.7 or 18% decrease over the same period of the prior year. The decrease was predominantly due to employee reductions through voluntary and involuntary termination, which resulted in a $401.8 thousand and $493.5 thousand decrease in salaries and related payroll expenses during the three and six months ended June 30, 2009 over 2008.  There also was a cutback in the amount of contract labor used by the Company which resulted in a decrease of $110.3 thousand and $123.1 thousand for the three and six months ended June 30, 2009 as compared to the same period in 2008.  In addition to the items noted above, there was a decrease in stock based compensation expense of $45.9 thousand and $22.9 thousand for the three and six months ending June 30, 2009, respectively over the same periods ending 2008.

Marketing and advertising costs consist primarily of search engine marketing, online and offline marketing campaigns, public relations and tradeshows and events.  Marketing and advertising costs declined $996.2 thousand or 97% during the three months ended June 30, 2009 to $34.9 thousand as compared to $1.0 million the same period last year. For the six months ended June 30, 2009, marketing and advertising costs were $66.2 thousand, a 97% or $2.0 million decrease over the corresponding periods during 2008.  The reduction in marketing and advertising expense resulted in management’s decision to constrain spending in this area.

Depreciation and amortization decreased by 30% or $60.6 thousand for the three months ended June 30, 2009 over 2008. For the six months ended June 30, 2009, depreciation and amortization decreased by 24% or $94.7 thousand over 2008.  The decreases were primarily due to the decline in the number of internal-use projects meeting capitalization criteria and from assets becoming fully depreciated during the period.

General and Administrative Expenses

Professional services expenses are comprised of legal expenses and audit fees.  For the three months ended June 30, 2009, professional expenses were $643.9 thousand, an increase of $90.5 thousand or 16% as compared to the three months ended June 30, 2008.  Professional services for the six months ended were $1.6 million, a 87% or $725.2 thousand increase over the comparable period in the prior year. Overall, the increase is primarily due to fees paid for legal and auditing services pertaining to the preparation and filing of our Registration Statement in the first two quarters of 2009.  We expect that these expenses will increase in absolute terms due to the additional expenses related to becoming an SEC reporting company, including the cost of compliance and increased audit fees required for SEC filings.

Facilities and maintenance expenses consist primarily of rents paid for our corporate office lease and data co-location facility, office expenses and equipment and software costs that did not meet capitalization criteria. Facilities and maintenance expenses for the three and six months ended June 30, 2009 were $166.4 thousand and $339.6 thousand, which represents a decrease of $17.8 thousand or 10% and $4.5 thousand or 1%, respectively, as compared to the corresponding periods during 2008.  The decrease during these periods is due to decreases in office supply expense, printing costs, external software licenses and subscriptions partially offset by an increase in data center rent related to the increase in usage space at our co-location facility.

Other general and administrative expenses consist of bank service charges, state payments for settlement agreements, travel and entertainment, taxes and licenses, communications costs and other miscellaneous expenses.  Other general and administrative expenses increased 202% or $289.1 thousand and 127% or $390.9 thousand over the three and six months ended June 30, 2009, respectively.  For the three and six months ended June 30, 2009 other general and administrative expenses totaled $432.0 thousand and $698.3 thousand, respectively.  The primary reason for the change in other general and administrative expenses during the three and six months ended June 30, 2009 is due to an increase in the accrual for the NASAA settlement as discussed further in Note 10 to our consolidated financial statements, and 100% increase year over year for Edgar printing and filing services.

Liquidity and Capital Resources

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through 2010.  For the six months ended June 30, 2009 and 2008 we had negative cash flows from operations of $5.1 million and $5.2 million, respectively.  Additionally, since our inception through June 30, 2009, we have an accumulated deficit of $35.7 million.

To date, we have financed our operations with proceeds from the sale of equity securities. We are dependent upon raising additional capital or debt financing to fund our current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern.  Further, an unfavorable outcome of the class action lawsuit at the high end of the range could hinder Prosper’s ability to continue its operations, absent other extenuating circumstances. There can be no assurances as to the availability or terms upon which the required financing and capital might be available.

Net cash used in operating activities was $5.1 million for the six months ended June 30, 2009 compared to $5.2 million for the six months ended June 30, 2008.  Net cash used in operating activities consisted mostly of headcount costs, and professional service providers to the Company. Non-cash charges that mostly offset our net loss were stock compensation expense of $193 thousand, depreciation & amortization of $297 thousand and the net negative effect of changes in operating assets and liabilities. As a result of our cessation of operations from October 16, 2008 to July 10, 2009, the company has taken several cost savings initiatives to conserve cash. The combination of our cost savings measures and the expected increase in origination revenue associated with the resumption of lending activities are expected to reduce our on-going cash requirements.

Net cash used in investing activities was $174.3 thousand for the six months ended June 30, 2009, which consisted of the purchase of office property and equipment, computer hardware and software and capitalized internal use software.  For the six months ended June 30, 2008, net cash used in investing activities of $221.1 thousand was comprised solely of purchases of property and equipment.

Net cash provided by financing activities was approximately $29.2 thousand for the six months ended June 30, 2009, which consisted of proceeds received from the exercise of stock options partially offset by the repayment of long-term debt related to the “Prosper.com” domain name purchase.  Cash used by financing activities for the six months ended June 30, 2008 was $8.7 thousand which consisted of the repayment of long-term debt offset by the proceeds received from the exercise of stock options.

Since our inception, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Income Taxes

We incurred no tax provision for the six months ended June 30, 2009 or 2008.  Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carryforwards.  For the year ended December 31, 2008, the Company had federal and state net operating loss carry forwards of approximately $28 million and net capital losses of approximately $674,000.  The Company also has federal and California research and development tax credits of $278,000 and $293,000, respectively.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.  We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Off-Balance Sheet Arrangements

As of June 30, 2009, the Company has not engaged in any off-balance sheet financing activities.  We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Impact of New Lending Platform Structure

The historical information and accounting policies described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our financial statements, reflect the operations and structure of our platform prior to October 14, 2008.  On July 13, 2009, we implemented the new structure and began issuing Notes.  The post registration operating structure will result in Prosper purchasing loans from WebBank, and holding the loans until maturity.  Prosper will issue new securities, the Notes, to the winning lenders.  Prosper’s obligation to repay the Notes will be conditioned upon the repayment of the associated borrower loan owned by Prosper.  As a result of these changes, under the new operating structure, Prosper expects that borrower loans and the Notes will be carried on its balance sheet as assets and liabilities, respectively.

The change in our operation of our platform, as well as our decision to elect the fair value option for borrower loans and the associated notes will have a significant impact on our financial statements and results of operations for future periods.  Summarized below are the material changes we presently expect from the changes to our operations on the platform.  Because further unanticipated changes may occur in the proposed operational structure and because the Notes are a novel financing structure, we will continue to evaluate the impact the changes this shift in our operations will have on our financial condition, results of operations and cash flow.

In conjunction with our new operating structure effective July 13, 2009 we plan to adopt the provisions under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Measurements (SFAS No. 159).  SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We intend to apply the provisions of SFAS No. 159 to the Notes and borrower loans issued subsequent to the date of this quarterly report on an instrument by instrument basis.  We did not apply the provisions of SFAS No. 159 to loans issued prior to the date of this prospectus.  In accordance with SFAS No. 159, we will disclose for each period for which an interim or annual income statement is presented the estimated amount of gains or losses included in earnings during the period attributable to changes in instrument-specific credit risk and how the gains or losses attributed to changes in instrument-specific credit risk were determined.  We will not record an allowance account related to borrower loans in which we have elected the fair value option.  The fair value of borrower loans is expected to be estimated using discounted cash flow methodologies adjusted for our expectation of both the rate of default of the loans and the amount of loss in the event of default.

As the provisions of SFAS No. 159 were not applied to eligible items existing at the date SFAS No. 159 became effective, our adoption of SFAS No. 159 will not result in a cumulative-effect adjustment to our opening balance accumulated deficit.  In applying the provisions of SFAS No. 159, we will record assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute.  We will report the aggregate fair value of the Notes and borrower loans as separate line items in the assets and liabilities sections of the balance sheet using the methods described in SFAS No. 157, Fair Value Measurements (SFAS No. 157).

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Changes in fair value of the Notes and borrower loans subject to the provisions of SFAS No. 159 will be recognized in earnings, and fees and costs associated with the origination or acquisition of borrower loans will be recognized as incurred.

We will determine the fair value of the Notes and borrower loans in accordance with the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  As observable market prices are not available for similar assets and liabilities, we believe the Notes and borrower loans should be considered Level 3 financial instruments under SFAS No. 157.  For borrower loans, the fair value is expected to be estimated using discounted cash flow methodologies adjusted for our expectation of both the rate of default of the loans and the amount of loss in the event of default.  Our obligation to pay principal and interest on any Note is equal to the loan payments, if any, we receive on the corresponding borrower loan, net of our 1.0% servicing fee.  As such, the fair value of the Note is approximately equal to the fair value of the borrower loans, adjusted for the 1.0% servicing fee.  Any unrealized gains or losses on the borrower loans and Notes for which the fair value option has been elected will be reported separately in earnings.  The effective interest rate associated with the Notes will be less than the interest rate earned on the borrower loans due to the 1.0% servicing fee.  Accordingly, as market interest rates fluctuate, the resulting change in fair value of the fixed rate borrower loans and fixed rate Notes will not be the same.

We will also disclose the difference between the aggregate fair value and the aggregate unpaid principal balance of borrower loans for which the fair value option has been adopted.  In addition, we will disclose the aggregate fair value of borrower loans past due by 121 days or more and the fair value of borrower loans in nonaccrual status as well as the difference between the aggregate fair value and aggregate unpaid principal balance for loans that are 121 days or more past due and/or in nonaccrual status.  For borrower loans, we will disclose the estimated amount of gains or losses included in earnings during the period attributable to changes in instrument-specific credit risk and how the gains or losses attributable to changes in instrument-specific credit risk were determined.  For Notes with fair values that have been significantly affected during the reporting period by changes in the instrument-specific credit risk, we will disclose the estimated amount of gains and losses from fair value changes included in earnings that are attributable to changes in the instrument-specific credit risk, the qualitative information about the reasons for those changes and how the gains and losses attributable to changes in instrument-specific credit risk were determined.

To the extent payments are received subsequent to the maturity of a borrower loan, they will first be used to reduce the borrower loan balance reported at fair value, if any.  To the extent the reported fair value of the borrower loan is zero, any payments received subsequent to maturity will be recognized in earnings as a gain in the period received.

In accordance with the fair value option of SFAS No. 159, a borrower loan for which there is an unpaid portion at maturity and for which collection is in doubt would presumably have a zero or minimal fair value.  Any change in fair value of that particular borrower loan since the last reporting period would be included in earnings in the current period with any remaining fair value balance recorded as an asset on the balance sheet.

In the footnotes to our financial statements, we will reflect all significant terms of the Notes including their lack of recourse to Prosper.  As we receive scheduled payments of principal and interest on the borrower loans we will in turn make principal and interest payments on the Notes.  These principal payments will reduce the carrying value of the borrower loans and Notes.  If we do not receive payments on the borrower loans, we are not obligated to and will not make payments on the Notes.  The fair value of the Note is approximately equal to the fair value of the borrower loan, less the 1.0% service fee.  If the fair value of the borrower loan decreases due to our expectation of both the rate of default of the loan and the amount of loss in the event of default, there will also be a corresponding decrease in the fair value of the Note (an unrealized gain related to the Note and an unrealized loss related to the borrower loan).

The origination of Notes and scheduled principal payments will be shown as financing activities on the statement of cash flow.  Consistent with the guidance of Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we will record interest income on the borrower loans and interest expense on the Notes on the accrual method.

Additional Information about the Prosper Marketplace Loan Platform

Prosper Rating

Each listing will be assigned a Prosper Rating. The Prosper Rating is a letter that indicates the level of risk associated with a listing and corresponds to an estimated average annualized loss rate range, or loss rate, for the listing. This rating system allows Prosper to maintain consistency when assigning a rating to the listing. There are currently seven Prosper Ratings, but this, as well as the loss ranges associated with each, may change over time as the marketplace dictates. The following information pertains to the description of our Prosper rating assigned to each listing.

The current Prosper Ratings and the estimated loss ranges associated with them are as follows:

Prosper Rating	Est. Avg. Annual Loss Rate
AA	0.00% - 1.99%
A	2.00% - 3.99%
B	4.00% - 5.99%
C	6.00% - 8.99%
D	9.00% - 11.99%
E	12.00% - 14.99%
HR	>=15.00%

 The loss rate is based on the historical performance of borrowers on Prosper borrower loans with similar characteristics and is determined by two scores: (1) a custom Prosper score, discussed below, and (2) a credit score obtained from a credit reporting agency (currently, the Experian’s Scorex PLUS score). The use of these two scores will determine an estimated loss rate for each listing, which then determines the Prosper Rating.

The following table provides an example of how the system works. Each of the two scores is divided into 10 segments and each cell indicates an estimated loss rate based on the intersection of the two scores. The score ranges were chosen based on loss rate differentiation. Estimated net loss rates for the cells in the chart below are based on performance of historical Prosper borrower loans as of March 31, 2009, that fall into given cells; cells are combined due to small volumes or similar behavior, or both.  The loss rates will be updated at least annually, but no more frequently than quarterly, based on the performance history of the borrower loans. For example, a borrower listing with a Prosper score of 9 and a credit agency score of 715 has an estimated loss rate of 2.1%.  The 2.1% loss rate equates to an “A” Prosper Rating.

		Experian Scorex PLUS Score
	Prosper Score/ (raw score)	600-619	620-639	640-679	680-699	700-729	730-769	770-799	800+
1	(35.0-100)	34.5%	34.5%	34.5%	34.5%	34.5%	34.5%	34.5%	34.5%
2	(28.0-34.99)	25%	25%	25%	25%	25%	18%	18%	18%
3	(22.0-27.99))	25%	25%	25%	25%	18%	18%	18%	18%
4	(18.0-21.99)	19%	19%	18%	18%	18%	18%	8.5%	6.2%
5	(13.0-17.99)	19%	19%	18%	18%	18%	18%	8.5%	6.2%
6	(11.0-12.99)	14.7%	14.7%	14%	14%	10%	10%	7%	1.5%
7	(9.0-10.99)	14.7%	14.7%	10%	10%	10%	10%	7%	1.5%
8	(7.0-8.99)	14.7%	14.7%	10%	10%	8%	5%	2.1%	1.5%
9	(4.0-6.99)	14.7%	14.7%	6.5%	6.5%	2.1%	2.1%	2.1%	1.5%
10	(0.0-3.99)	14.7%	14.7%	6.5%	6.5%	2.1%	0.6%	0.6%	0.6%

The following two tables show loan performance through June 30, 2009 by Prosper Rating and loan age.   The first table shows 31-120 days past due delinquency rates.  We consider loans more than 30 days past due to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.  The second table shows cumulative average annualized dollar loss rates.  The “Unscorable” category refers to loans for which we could not retroactively calculate a Prosper score because all of the credit variables needed to calculate the score were not available.

Unit Delinquency Rate by Cycle
	31+ Days Past Due / Number Loans Outstanding
	Prosper Rating
Months:	AA	A	B	C	D	E	HR	Unscorable
1	0%	0%	0%	0%	0%	0%	0%	0%
2	0.19%	0.17%	0%	0.36%	0.3%	0.66%	0.86%	2.44%
3	0.19%	0.34%	0%	0.73%	0.82%	0.84%	2.43%	4.94%
4	0.4%	0.53%	0.33%	1.42%	1.67%	0.85%	4.25%	8.23%
5	0.32%	0.82%	0.68%	1.69%	2.07%	2.27%	5.91%	9.41%
6	0.33%	0.74%	0.69%	1.96%	2.6%	2.84%	7.19%	9.91%
7	0.34%	0.86%	1.07%	2.67%	2.6%	3.63%	8.06%	9.81%
8	0.59%	1.37%	1.47%	3.06%	2.66%	3.73%	8.56%	9.77%
9	0.64%	1.35%	1.15%	2.55%	3.16%	3.91%	9.02%	9.84%
10	0.56%	1.39%	1.26%	3.02%	3.15%	5%	9.09%	10.26%
11	0.31%	1.02%	1.39%	2.97%	3.79%	6.25%	8.64%	10.49%
12	0.35%	1.17%	2.54%	3.12%	4.47%	4.71%	8.77%	9.83%
13	0.41%	1.33%	3.45%	2.65%	5.2%	3.18%	9.51%	9.63%
14	0%	1.44%	2.61%	2.3%	3.72%	5.41%	10.05%	9.66%
15	0%	0.24%	0.77%	2.77%	3.2%	4.46%	9.25%	9.31%
16	0%	0.86%	0.89%	3.19%	3.12%	4.23%	9.29%	9.36%
17	0%	0.66%	4.35%	2.87%	3.4%	3.66%	9.13%	8.77%
18	0%	1.17%	1.23%	3.25%	3%	0.74%	10.55%	8.75%
19	0%	0.93%	2.7%	1.82%	4.04%	0.85%	10.38%	8.62%
20	0%	1.1%	0%	0%	4.13%	0.93%	9.55%	9.04%
21	0.82%	1.27%	2%	1.26%	4.51%	2.22%	10.77%	8.67%
22	0.93%	0.69%	2.33%	3.03%	4.55%	1.22%	11.12%	8.22%
23	0%	0.94%	2.7%	2.86%	3.13%	3.23%	11.08%	7.69%
24	0%	1.23%	4.17%	4.55%	2.08%	9.52%	10.26%	7.45%
25	1.92%	1.67%	0%	5.88%	2.97%	9.09%	10.52%	7.4%
26	2.7%	2.38%	9.09%	6.52%	4.41%	12%	9.81%	7.57%
27	0%	0%	0%	5%	5.88%	5.56%	7.34%	7.56%
28	0%	0%	0%	0%	0%	0%	2.27%	7.75%
29								7.32%
30								6.94%
31								6.54%
32								6.71%
33								6.44%
34								5.87%
35								5.68%
36								7.58%

Cumulative Average Annual Loss %
	Prosper Rating
Months:	AA	A	B	C	D	E	HR	Unscorable
1	0%	0.27%	0%	0%	0%	0%	0%	0.02%
2	0%	0.18%	0%	0%	0%	0%	0.39%	0.13%
3	0%	0.14%	0%	0%	0.57%	0%	0.66%	0.18%
4	0%	0.11%	0%	0.3%	0.46%	0%	0.81%	0.27%
5	0.02%	0.57%	0%	1.22%	0.96%	1%	2.48%	3.1%
6	0.3%	0.9%	0%	2.91%	2.11%	1.37%	4.52%	5.93%
7	0.55%	0.94%	0.33%	3.58%	3.11%	1.55%	6.56%	9.11%
8	0.51%	0.95%	0.3%	3.6%	3.62%	2.69%	9.12%	11.19%
9	0.6%	0.98%	0.4%	5.25%	4.34%	3.58%	11.29%	13.49%
10	0.73%	1.17%	0.78%	6.19%	4.82%	4.98%	13.16%	14.85%
11	1.57%	1.67%	1.05%	6.59%	4.9%	6.26%	14.88%	16.29%
12	1.53%	1.7%	1%	7.11%	5.34%	7.4%	16.27%	17.66%
13	1.49%	1.82%	1.7%	7.62%	6.19%	8.46%	17.11%	18.7%
14	1.48%	1.85%	1.65%	7.68%	6.75%	8.72%	17.97%	19.48%
15	1.46%	1.96%	2.16%	7.68%	7.16%	8.55%	18.83%	19.97%
16	1.43%	1.96%	2.12%	8.22%	7.18%	8.98%	19.44%	20.6%
17	1.42%	2.1%	2.57%	8.39%	7.25%	8.95%	20.04%	21.05%
18	1.41%	2.08%	2.54%	8.59%	7.48%	9.5%	20.38%	21.34%
19	1.52%	2.13%	2.51%	8.87%	7.52%	9.6%	20.63%	21.64%
20	1.51%	2.12%	2.77%	8.9%	7.52%	9.54%	21.16%	21.85%
21	1.5%	2.15%	2.76%	8.86%	7.6%	9.49%	21.46%	22.1%
22	1.49%	2.14%	2.75%	8.83%	7.77%	9.5%	21.57%	22.39%
23	1.49%	2.15%	2.74%	8.81%	7.87%	9.47%	21.77%	22.58%
24	1.49%	2.15%	2.97%	8.79%	7.96%	9.45%	21.98%	22.68%
25	1.48%	2.14%	2.96%	8.78%	7.97%	9.44%	22.03%	22.81%
26	1.48%	2.14%	2.96%	8.85%	7.97%	9.45%	22.12%	22.96%
27	1.48%	2.14%	2.96%	8.85%	7.97%	9.77%	22.17%	23%
28	1.48%	2.14%	2.96%	8.85%	7.97%	9.77%	22.17%	23.03%
29								23.11%
30								23.19%
31								23.23%
32								23.28%
33								23.31%
34								23.32%
35								23.35%
36

Historical Information About Prosper Borrower Members and Outstanding Borrower Loans

From November 2005 through June 30, 2009, Prosper had facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624.  A total of 75 loans, with an aggregate original principal amount of $544,402 (0.3% of total) were repurchased by Prosper due to identification theft or operational issues.  As of June 30, 2009, 48.7% of these 29,013 borrower loans were current, 23.0% were paid in full, 0.9% were 16 to 30 days past due, 3.7% were more than 30 days past due, and 23.4% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has filed a bankruptcy or which has been discharged in bankruptcy.  Of the 29,013 borrower loans 9,966 loans, or 34.4%, had been greater than 15 days past due at any time, 8,852 loans, or 30.5%, had been more than 30 days past due at any time, 7,802, or 26.9%, had been more than 60 days past due at any time.

The defaulted loans as of June 30, 2009 were comprised of 6,801 borrower loans, equaling a total defaulted amount of $34,905,989.  Of these 6,801 defaulted loans, 731 were loans in which the borrowers had filed for bankruptcy, equaling $3,798,749 in defaulted amount.

The following table presents additional aggregated information as of June 30, 2009 regarding delinquencies, defaults and borrower payments, grouped by the credit grade, for all loans originated on our website from November 2005 through June 30, 2009.  With respect to delinquent borrower loans, the following table shows the entire amount of the principal remaining due (not just that particular payment) as of June 30, 2009.

Total Loan Originations
November 2005 - June 30th, 2009
(as of June 30, 2009)

	Total Loan Originations		Current Loans			16-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	1148	$ 5,610,741	603	$ 3,372,955	$ 1,939,069	1	$ 7,500	$ 3,523
A	1241	$ 6,315,414	802	$ 4,409,274	$ 2,581,883	3	$ 24,800	$ 13,529
B	319	$ 2,254,565	201	$ 1,414,803	$ 787,164	1	$ 5,000	$ 3,239
C	1448	$ 11,287,831	980	$ 7,272,702	$ 4,388,950	12	$ 106,300	$ 72,448
D	2048	$ 14,156,042	1417	$ 9,619,968	$ 5,759,529	15	$ 113,500	$ 76,569
E	622	$ 3,750,560	431	$ 2,521,956	$ 1,571,648	4	$ 23,700	$ 15,894
HR	6914	$ 67,881,305	3851	$ 34,397,725	$ 19,491,299	85	$ 920,249	$ 581,516
N/A	15273	$ 67,881,166	5851	$ 23,762,448	$ 9,941,343	135	$ 552,867	$ 248,549

	29,013	179,137,624	14,136	86,771,831	46,460,885	256	1,753,916	1,015,266
	avg loan size:	$ 6,174

percent of total			48.7%	48.4%		0.9%	1.0%

	Paid In Full 1		31+ Days Past Due			Defaulted 2
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Charged Off Principal
AA	526	$ 2,115,521	5	$ 31,500	$ 23,252	11	$ 75,265	$ 60,909
A	384	$ 1,636,465	20	$ 101,600	$ 73,668	29	$ 137,525	$ 112,709
B	98	$ 687,862	10	$ 83,800	$ 54,541	9	$ 63,100	$ 47,126
C	312	$ 2,413,018	38	$ 400,575	$ 267,918	98	$ 1,032,136	$ 849,233
D	382	$ 2,579,519	65	$ 518,207	$ 372,439	166	$ 1,317,048	$ 1,049,067
E	109	$ 649,528	17	$ 117,991	$ 87,831	60	$ 436,385	$ 356,336
HR	984	$ 9,862,786	377	$ 3,760,660	$ 2,510,258	1606	$ 18,752,685	$ 15,111,228
N/A	3883	$ 18,082,504	535	$ 2,276,993	$ 1,171,533	4822	$ 22,934,802	$ 17,319,381

	6,678	38,027,203	1,067	7,291,326	4,561,440	6,801	44,748,947	34,905,989

percent of total	23.0%	21.2%	3.7%	4.1%		23.4%	25.0%

	Repurchased					Default due to Delinquency:
Prosper Rating	Number	Origination Amount					6,070	$ 31,107,240
AA	2	$ 8,000
A	3	$ 5,750
B	0	$ -				Default due to Bankruptcy 3 :
C	8	$ 63,100					731	$ 3,798,749
D	3	$ 7,800
E	1	$ 1,000
HR	11	$ 187,200
N/A	47	$ 271,552

	75	544,402
percent of total	0.3%	0.3%

1	Includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating
2	Includes all loans >120 days past due
3
Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due.
If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

The following table presents aggregate information, as of June 30, 2009 on the results of our collection efforts for all loans that became more than 30 days past due at any time, grouped by Prosper Rating.  For purposes of this portfolio analysis, we have excluded the 75 loans that Prosper repurchased, due to identity theft or operational issues.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections (1)	Gross Amount Collected on Accounts sent to Collections(2)	(#) of Loans Charged-off Due to Delinquency(3)	Gross Aggregate Principal Balance of Loans Charged-Off Due to Delinquency(3)	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	16	$106,765.00	$6,920.22	$13,230.96	8	$37,711.65	$1,450.00	$36,261.65
A	49	$239,125.00	$15,807.18	$8,484.96	24	$98,974.26	$9.74	$98,964.52
B	19	$146,900.00	$9,718.68	$4,027.95	7	$33,472.10	$-	$33,472.10
C	138	$1,438,211.00	$96,876.22	$25,973.24	71	$668,682.82	$9,528.66	$659,154.16
D	234	$1,849,254.99	$128,570.24	$73,323.62	132	$861,743.92	$11,718.88	$850,025.04
E	79	$566,325.00	$40,901.90	$18,114.49	52	$314,532.74	$1,912.44	$312,620.30
HR	1992	$22,605,845.42	$1,650,127.56	$654,520.76	1,400	$13,533,936.02	$149,070.91	$13,384,865.11
NA	5368	$25,255,446.14	$1,944,848.68	$1,105,098.75	4,376	$16,289,271.89	$557,394.80	$15,731,877.09
Totals	7895	$52,207,872.55	$3,893,770.68	$1,902,774.73	6,070	$31,838,325.40	$731,085.43	$31,107,239.97
(1)  Represents accounts 31 to 120 days past due.

(2) Represents the gross amounts collected on borrower loans while such accounts were in collection – during the 31- 120 days past-due period.  This amount does not represent payments received after an account has been sent to collection, cured and returned to current status.  Of this amount, Lenders received $1,615,205.75 (84.9%).  The remainder was split among: Agency Contingency Fees ($237,813.94 − 12.5%), Fees to Prosper (NSF, Bank Draft and Servicing) ($48,596.24 – 2.5%) and Group Leader Sponsor Fees ($1,158.80 − .1%).  The amounts retained by Prosper are reflected as loan servicing fees in our consolidated financial statements.

(3)  Represents accounts that have been delinquent for 120 days at which time the account is charged-off.  Any money recovered after 120 days is no longer included as amounts collected on accounts sent to collection.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 15a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

The discussion of the NASAA settlement agreement and the class action lawsuit set forth in “Note 10. Commitment and Contingencies” of the registrant’s Notes to Consolidated Financial Statements contained in Part I, Item 1 of this report is incorporated herein by reference.  We are not currently subject to any other material legal proceedings.  Except for the above matters, we are not aware of any litigation matters which have had, or are expected to have, a material adverse effect on us.

Item 1A. Risk Factors.

The discussion in this Quarterly Report on Form 10-Q on should be read together with the risk factors contained in the prospectus for the Notes dated July 13, 2009 and filed with the SEC. These risk factors describe various risks and uncertainties. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition, these risks could have a material adverse effect on the value of the Notes you purchase and could cause you to lose all or part of your initial purchase price or future principal and interest payments you expect to receive.  You should also refer to the individual borrower profiles and borrower credit information provided on our platform.

Other than as described in the risk factors below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of the prospectus for the Notes dated July 13, 2009 and filed with the SEC.

Some of the borrowers on our platform have “subprime” credit ratings, are considered higher than average credit risks, and may present a high risk of loan delinquency or default.

Some of the borrowers on our platform are people who have had difficulty obtaining loans from banks and other financial institutions on favorable terms, or on any terms at all, due to credit problems, limited credit histories, adverse financial circumstances, or high debt-to-income ratios.  Therefore, acquiring Notes that are dependent for payment on payments we receive on the corresponding borrower loans of such borrowers may present a high risk of loan delinquency or default.  Since our inception in November 2005 through June 30, 2009, we have facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624 on our platform.  A total of 75 loans were repurchased by Prosper due to identify theft or operational issues.  As of June 30, 2009, of the 29,013 borrower loans, 48.7% were current, 23.0% were paid in full, 0.9% were 16 to 30 days late, and 3.7% were more than 30 days late.  In addition, of these 29,013 loans:

•	9,966 loans, or 34.4%, have been more than 15 days past due on at least one occasion;

•	8,852 loans, or 30.5%, have been more than 30 days past due on at least one occasion;

•	7,802 loans, or 26.9% have been more than 60 days past due on at least one occasion;

•	6,801 loans or 23.4% had defaulted (a borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy).

Selected historical loss rates on the Notes can be found in Part 1, Item 2 of this report under "Historical Information About Our Prosper Borrowers Member and Outstanding Borrower Loans.”  There can be no assurance that such historical loss rates will be indicative of future loss rates or the likelihood of the delinquency or default by a borrower under a borrower loan upon which a series of Notes is dependent for payment.

If payments on the corresponding borrower loans relating to your Notes become more than 30 days overdue, it is likely you will not receive the full principal and interest payments that you expect to receive on your Notes, and you may not recover any of your original purchase price.

If a borrower fails to make a required payment on a borrower loan within 30 days of the due date, we will pursue reasonable collection efforts in respect of the borrower loan.  Referral of a delinquent borrower loan to a collection agency within five (5) business days after it becomes thirty days past due will be considered reasonable collection efforts.  Since our inception in November 2005 through June 30, 2009, we have facilitated 29,013 borrower loans.  A total of 75 loans were repurchased by Prosper due to identity theft or operational issues.  With respect to our 29,013 borrower loans as of June 30, 2009:

•	0.9% were 16 to 30 days late and 34.4% had been more than 15 days past due on at least one occasion; and

•	3.7% were more than 30 days late and 30.5%, had been more than 30 days past due on at least one occasion.

If we refer a borrower loan to a collection agency, Prosper will not have any other obligation to attempt to collect that borrower loan.  We may also handle collection efforts in respect of a delinquent borrower loan directly.  If payment amounts on a delinquent borrower loan are received from a borrower more than 30 days after their due date, if the delinquent loan is referred to an outside collection agency, that collection agency will retain a percentage of any funds recovered from such borrower as a servicing fee before any principal or interest becomes payable to you from recovered amounts in respect of Notes related to the corresponding borrower loan.  Collection fees range from 15% to 30% of recovered amounts.

Neither Prosper nor the collection agency may be able to recover some or all of the unpaid balance of a non-performing borrower loan, and a lender member who has purchased a Note dependent for payment on the non-performing borrower loan would then receive nothing or a small fraction of the unpaid principal and interest payable under the Note.  You must rely on the collection efforts of Prosper or the applicable collection agency to which such borrower loans are referred.  You are not permitted to attempt to collect payments on the borrower loans in any manner.

Risks Related to Prosper, Our Platform and Our Ability to Service the Notes

We face a contingent liability for securities law violations in respect of loans sold to our lender members from inception until October 16, 2008.  This contingent liability may impair our ability to operate our platform and service the borrower loans that correspond to your Notes.

Loans sold to lender members through our platform from our inception until October 16, 2008 may be viewed as involving an offering of securities that was not registered or qualified under federal or state securities laws.  To date, the following litigation has resulted from our prior operations.

•
In November of 2008, the SEC instituted cease and desist proceedings, pursuant to Section 8A of the Securities Act, against us.  In connection with such proceedings, we agreed to a settlement with the SEC and consented to the entry of a Cease and Desist order, in which we neither admitted nor denied liability, which was approved by the SEC on November 20, 2008.  The cease and desist order included a finding that we violated the registration requirements of the Securities Act, and required that we cease and desist from committing or causing any violations and any future violations in the future.

•
On November 26, 2008, Prosper and the North American Securities Administrators Association, or “NASAA,” executed a settlement term sheet.  The term sheet sets forth the material terms of a consent order to resolve matters relating to our sale and offer of unregistered securities and the omission of material facts in connection with such offers and sales.  NASAA will recommend that each state adopt the terms of the settlement, however, the settlement is not binding on any state.  The terms of the settlement involved our payment of up to $1 million, which NASAA will allocate among the 50 states and the District of Columbia, where we conduct business, based on the loan sale transaction volume in each state.  We will not be required to pay any portion of the fine allocated to those states that do not execute a consent order with Prosper.  The terms of the settlement require the states to terminate their investigation of our activities related to the sale of securities before November 24, 2008.  If a state does not elect to participate in the NASAA settlement, such state would not be prevented from pursuing its own remedies in connection with our sale of securities before November 24, 2008.  On April 21, 2009, we have reached agreement with NASAA on the final terms of the consent order for consideration by the states.  As of June 30, 2009 and December 31, 2008, the Company had accrued approximately $589,000 and $417,000, respectively, in connection with this contingent liability in accordance with SFAS No. 5.  As of June 30, 2009, we had entered into 13 consent order agreements and have paid an aggregate of $123,878 in penalties.

•
On November 26, 2008, a class action lawsuit was filed against us the Superior Court of California, County of San Francisco, California.  The suit was brought on behalf of all loan note purchasers in our online lending platform from January 1, 2006 through October 14, 2008 and alleges that we offered and sold unqualified and unregistered securities in violation of the California and federal securities laws.  Some of the individual defendants have filed a demurrer to the First Amended Complaint, and on June 11, 2009 the court sustained the demurrer with leave to amend. Prosper’s insurance carrier has denied coverage.  On July 10, 2009 the plaintiffs filed a Second Amended Complaint alleging violations of the California and federal securities laws arising from the operation of Prosper’s business through October of 2008. The complaint seeks a declaration that the action may be maintained as a class action, and seeks damages in an unspecified amount and rescission against Prosper and the other named defendants, as well as treble damages against Prosper and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest. A response to the complaint is due August 10, 2009.

As a result of our prior operations, our lender members who hold these loans may be entitled to rescind their purchase and be paid their unpaid principal amount of the borrower loans plus statutory interest.  In addition, since our inception, the aggregate principal amount of loans purchased through our platform by purchasers $179.1 million, of which $34.9 million had defaulted, $4.6 million were more than 30 days past due, $92.2 million of principal had been repaid and $52.0 remains outstanding.  Prosper is potentially liable for the remaining outstanding principal amount if the current borrowers stop making payments.  We have not recorded an accrued loss contingency in respect of this contingent liability, although we intend to continue to monitor the situation.  Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation; however, the statute of limitations periods under state laws may extend for a longer period of time.  If a significant number of our lender members sought rescission, or if the class action securities lawsuit is successful, our ability to maintain our platform and service the borrower loans to which the Notes correspond may be adversely affected.

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through 2010.

Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through 2010.  For the periods ended June 30, 2009 and 2008 we had negative cash flows from operations of $5.1 million and $5.2 million, respectively.  Additionally, since our inception through June 30, 2009, we have an accumulated deficit of $35.7 million.

We have financed our operations, to date, with proceeds from the sale of equity securities.  At June 30,  2009, we had approximately $4.6 million in cash and cash equivalents, which we believe will be sufficient to fund our operations through 2009.  We are dependent upon raising additional capital or debt financing to fund our current operating plan.  Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern.  Further, an unfavorable outcome of the class action lawsuit at the high end of the range could hinder Prosper’s ability to continue its operations, absent other extenuating circumstances.   Further, we can provide no assurances as to the availability or terms upon which the required financing and capital might be available.

Risks Relating to Compliance and Regulation

We rely on our agreement with WebBank to originate loans to qualified borrower members on a uniform basis throughout the United States.  If our relationship with WebBank were to end, we may need to rely on individual state lending licenses to originate borrower loans.

Borrower loan requests take the form of an application to WebBank, which currently makes all loans to our borrower members who request loans through our platform, and allows our platform to be available to borrowers on a uniform basis throughout the United States.  If our relationship with WebBank were to end or if WebBank were to cease operations, we may need to rely on individual state lending licenses to originate borrower loans.  Because we do not currently possess state lending licenses in every U.S. state, we may be required to discontinue lending or limit the rates of interest charged on borrower loans in some states.  We may face increased costs and compliance burdens if our agreement with WebBank is terminated.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On July 13, 2009 (which was subsequent to the last day, June 30, 2009, of the period covered by this report), we commenced a public offering of up to $500,000,000 in principal amount of our Borrower Payment Dependent Notes pursuant to a Registration Statement on Form S-1 (File No. 333-147019). The offering is a continuous offering and remains ongoing. The registration statement was declared effective by the SEC on July 10, 2009.  From July 13, 2009 to August 13, 2009, we sold $571,224 in principal amount of Notes at 100% of their principal amount.  The Notes are offered only through our website, and there are no underwriters or underwriting discounts. As set forth in the registration statement, we are incurring estimated expenses of approximately $1,627,145 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a borrower loan through our platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prosper Marketplace, Inc.
Date: August 14, 2009	By:	/s/ Christian A. Larsen
		Name:	Christian A. Larsen
		Title:	Chief Executive Officer (Principal Executive Officer)

Prosper Marketplace, Inc.
Date: August 14, 2009	By:	/s/ Kirk T. Inglis
		Name:	Kirk T. Inglis
		Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit
Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.