Form 10-Q
period 2009-09-30
PROSPER MARKETPLACE INC
filed 2009-11-16
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 333-147019

PROSPER MARKETPLACE, INC.
(Exact name of registrant as specified in its charter)

Delaware	6199	73-1733867
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification Number)

111 Sutter Street, 22nd Floor
San Francisco, CA  94104
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

As of November 11, 2009, there were 4,455,509 shares of the registrant’s common stock outstanding.

PART I. Financial Information
Item 1. Interim Consolidated Financial Statements and Notes

Prosper Marketplace, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	$2,079,624	$9,839,758
Restricted cash	1,751,769	1,429,011
Servicing rights	32,888	67,685
Receivables	6,254	-
Borrower Loans receivable at fair value	1,647,315	-
Property and equipment, net of $1,810,696 and $1,570,848 accumulated depreciation and amortization as of September 30, 2009 and December 31, 2008, respectively	696,489	859,103
Prepaid and other assets	285,304	238,686
Intangible assets, net	201,221	291,769

Total assets	$6,700,864	$12,726,012

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$434,738	$431,744
Accrued liabilities	987,128	1,186,984
Borrower Payment Dependent Notes at fair value	1,619,655	-
Repurchase obligation	22,940	80,000
Long-term debt, net of discount of $38,939 and $55,368 as of September 30, 2009 and December 31, 2008, respectively	281,061	284,632

Total liabilities	3,345,522	1,983,360

Commitments and contingencies (see Note 11)

Stockholders' Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding as of September 30, 2009 and December 31, 2008)	4,024	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding as of September 30, 2009 and December 31, 2008)	3,310	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized; issued and outstanding as of September 30, 2009 and December 31, 2008)	2,064	2,064
Common stock ($0.001 par value; 16,000,000 shares authorized; 4,441,609 shares and 4,346,118 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively)	4,442	4,347
Additional paid-in capital	41,285,903	40,946,853
Accumulated deficit	(37,944,401)	(30,217,946)
Total stockholders' equity	3,355,342	10,742,652

Total liabilities and stockholders' equity	$6,700,864	$12,726,012

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating income
Agency fees	$67,348	$406,250	$68,273	$1,330,020
Loan servicing fees	121,875	211,182	446,754	525,861
Interest income (expense) on Borrower Loans and Payment Dependent Notes, net	2,659	-	2,659	-
	191,882	617,432	517,686	1,855,881
Cost of Revenues
Cost of services	(152,428)	(215,964)	(376,803)	(730,582)
Reduction (provision) for loan and Note repurchases	1,767	(4,989)	26,273	(33,893)
Total revenues, net	41,221	396,479	167,156	1,091,406

Operating expenses
Compensation and benefits	1,131,676	1,505,558	3,825,649	4,801,251
Marketing and advertising	167,435	171,141	233,633	2,283,934
Depreciation and amortization	150,315	209,472	447,791	601,695
General and administrative
Professional services	593,722	359,069	2,154,715	1,194,862
Facilities and maintenance	160,868	177,075	500,468	521,164
Other	126,297	113,088	824,635	420,575
Total expenses	2,330,313	2,535,403	7,986,891	9,823,481
Loss before other income (expense)	(2,289,092)	(2,138,924)	(7,819,735)	(8,732,075)

Other income (expense)
Interest income	3,434	108,360	39,452	453,574
Change in fair value on Borrower Loans and Payment Dependent Notes, net	39,133	-	39,133	-
Loss on impairment of fixed assets	(1,189)	-	(41,704)	-
Other income	9,576	2,324	56,399	2,939
Total other income	50,954	110,684	93,280	456,513

Loss before income taxes	(2,238,138)	(2,028,240)	(7,726,455)	(8,275,562)
Income taxes	-	-	-	-
Net Loss	$(2,238,138)	$(2,028,240)	$(7,726,455)	$(8,275,562)

Net loss per share – basic and diluted	$(0.50)	$(0.48)	$(1.75)	$(2.07)

Weighted Average shares - basic and diluted net loss per share	4,436,734	4,245,254	4,415,679	4,006,483

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2008 (Audited)	9,397,939	$ 9,398	3,662,476	$ 3,663	$ 40,493,256	$(19,378,703)	$ 21,127,614

Issuance of common stock			605,500	605	71,330		71,935

Exercise of stock options			54,529	55	17,980		18,035

Compensation expense					276,062		276,062

Net loss						(8,275,562)	(8,275,562)

Balance as of September, 2008 (Unaudited)	9,397,939	$ 9,398	4,322,505	$ 4,323	$ 40,858,628	$(27,654,265)	$ 13,218,084

Balance as of January 1, 2009 (Audited)	9,397,939	$ 9,398	4,346,118	$ 4,347	$ 40,946,853	$(30,217,946)	$ 10,742,652

Issuance of common stock			6,500	6	9,844		9,850

Exercise of stock options			88,991	89	52,210		52,299

Compensation expense					276,996		276,996

Net loss						(7,726,455)	(7,726,455)

Balance as of September 30, 2009 (Unaudited)	9,397,939	$ 9,398	4,441,609	$ 4,442	$ 41,285,903	$(37,944,401)	$ 3,355,342

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(7,726,455)	$(8,275,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	447,791	601,695
Loss on impairment of fixed assets	41,703	–
Change in fair value of Borrower Loans	464,288	–
Change in fair value of Borrower Payment Dependent Notes	(503,421)	–
Stock-based compensation expense	286,846	347,997
Provision for loan and Note repurchases	(26,273)	33,893
Change in fair value of servicing rights	34,797	(88,040)
Amortization of discount on long-term debt	16,429	16,323
Changes in operating assets and liabilities:
Restricted cash	(322,758)	21,444
Loans receivable	(6,254)	352,107
Prepaid and other assets	(46,618)	(43,835)
Accounts payable and accrued liabilities	(196,862)	185,163
Loan and Note repurchases	(30,787)	(33,977)
Net cash used in operating activities	(7,567,574)	(6,882,792)

Cash flows from investing activities:
Origination of Borrower Loans held at fair value	(2,183,239)	–
Repayment of Borrower Loans held at fair value	71,636	–
Purchases of property and equipment	(236,332)	(420,282)
Net cash used in investing activities	(2,347,935)	(420,282)

Cash flows from financing activities:
Proceeds from issuance of Notes held at fair value	2,183,239	–
Payment of Notes held at fair value	(60,163)	–
Proceeds from issuance of common stock	52,299	18,035
Principal repayment of long-term debt	(20,000)	(20,000)
Net cash provided by (used in) financing activities	2,155,375	(1,965)

Net decrease in cash and cash equivalents	(7,760,134)	(7,305,039)
Cash and cash equivalents at beginning of the year	9,839,758	20,280,105
Cash and cash equivalents at end of the period	$2,079,624	$12,975,066

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
	$–	$–

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

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term set at three years.  All borrower are funded by WebBank, an FDIC-insured, Utah-chartered industrial bank.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.

On July 13, 2009, we implemented a new operating structure and began issuing Borrower Payment Dependent Notes (“Notes”).  The post registration operating structure resulted in Prosper purchasing loans from WebBank, and holding the loans until maturity.  Prosper issues new securities, the Notes, to the winning lenders.  Prosper’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper.  As a result of these changes, borrower loans and the Notes originated on or after July 13, 2009 are carried on Prosper’s balance sheet as assets and liabilities, respectively.  Prosper has elected to carry the borrower loans and the Notes on its balance sheet at fair value.

As reflected in the accompanying financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $38.0 million as of September 30, 2009.  For the nine months ended September 30, 2009 the Company incurred a net loss of $7.7 million.  For the nine months ended September 30, 2009 the Company had negative cash flow from operations of $7.6 million. Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.  Further, there can be no assurances as to the availability or terms upon which the required financing and capital might be available.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Prosper and its wholly-owned subsidiary, Prosper Loans Marketplace, Inc.  Prosper Loans Marketplace, Inc. was incorporated on April 3, 2009 in the state of California but has not had significant operations. All significant intercompany transactions and balances have been eliminated.

The Company’s unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) and disclosure requirements for interim financial information and the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 contained in our Registration Statement on Form S-1.  Management believes these unaudited consolidated financial statements reflect all adjustments, including those of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Use of Estimates

The preparation of financial statements in conformity US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These include but are not limited to the following: valuation of borrower loans and associated member payment dependent notes, valuation of servicing rights valuation allowance on deferred tax assets, valuation and amortization periods of intangible assets, repurchase obligation, stock-based compensation expense, and contingent liabilities. Prosper bases its estimates on historical experience and on various other assumptions that Prosper believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

As previously described, beginning on July 13, 2009, loans originated by Prosper are carried on our balance sheet.  The loans are funded by the Notes and repayment of the Notes is wholly dependent on the repayment of the loan associated with a Note.  As a result, Prosper does not bear the risk associated with the repayment of principal on loans carried on its balance sheet.  A decrease in the value of the loans carried on Prosper’s balance sheet associated with increased credit risk is directly offset by a reduction in the value of the Notes Prosper issued in association with the loan. However, Prosper charges a servicing fee that is deducted from loan payments.  To the extent that loan payments are not made, Prosper’s servicing income will be reduced.

Prosper is subject to various regulatory requirements. The failure to appropriately identify and address these regulatory requirements could result in certain discretionary actions by regulators that could have a material effect on Prosper’s financial position and results of operations (See Note 11 — Commitments and Contingencies — Securities Law Compliance).

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

Servicing Rights

Prosper accounts for its servicing rights for loans originated prior to October 16, 2008 under the fair value measurement method of reporting in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 860-50, Servicing Assets and Liabilities (formerly, Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets – an Amendment of FAS 140). Under the fair value method, Prosper measures its servicing rights at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur.

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

Borrower Loans and Payment Dependent Notes

As of July 13, 2009, the Company implemented its new operating structure and began issuing Notes and purchasing loans from WebBank, and holding the loans until maturity.  Prosper’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper.   As a result of these changes, borrower loans and the Notes are carried on our balance sheet as assets and liabilities, respectively.  In conjunction with our new operating structure, we adopted the provisions of ASC Topic 825, Financial Instruments (formerly, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Measurements.  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  The fair value election, with respect to an item, may not be revoked once an election is made.  In applying the provisions of ASC Topic 825, we will record assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute.  We will report the aggregate fair value of the Notes and borrower loans as separate line items in the assets and liabilities sections of the balance sheet using the methods described in ASC Topic 820, Fair Value Measurements and Disclosures (formerly, SFAS No. 157, Fair Value Measurements) – See Fair Value Measurement. We did not apply the provisions of ASC Topic 825 to loans issued prior to July 13, 2009.

Prosper estimates the fair value of the Notes and borrower loans using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions Prosper used to value the borrower loans and notes include prepayment rates derived off of historical prepayment rates for each credit score, default rates based off of historical performance, recovery rates and discount rates applied to each credit tranche based on the perceived credit risk of each credit grade. Our obligation to pay principal and interest on any Note is equal to the loan payments, if any, we receive on the corresponding borrower loan, net of our 1.0% servicing fee.  As such, the fair value of the Note is approximately equal to the fair value of the borrower loans, adjusted for the 1.0% servicing fee.  The effective interest rate associated with the Notes will be less than the interest rate earned on the borrower loans due to the 1.0% servicing fee.

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

Internal Use Software and Website Development

Prosper accounts for internal use software costs, including website development costs, in accordance with ASC Topic 350-40, Internal Use Software and ASC Topic 350-50, Website Development Costs (formerly, Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force (EITF) No. 00-02, Accounting for Website Development Costs). In accordance with ASC Topic 350-40 and 350-50, the costs to develop software for Prosper’s website and other internal uses are capitalized when management has authorized and committed project funding, preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Capitalized software development costs primarily include software licenses acquired, fees paid to outside consultants, and salaries for employees directly involved in the development efforts.

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

Intangible Assets

Prosper records the purchase of intangible assets not purchased in a business combination in accordance with ASC Topic 350 (formerly, SFAS No. 142, Goodwill and Other Intangible Assets). Prosper has an intangible asset resulting from the purchase of the “Prosper.com” domain name.  The intangible asset is amortized on a straight-line basis over five years.

Impairment of Long-Lived Assets Including Acquired Intangible Assets

In accordance with ASC Topic 360, Property Plant and Equipment (formerly, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), Prosper reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying values of those assets may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying value of the asset to future net undiscounted cash flows that the assets are expected to generate. If an asset is considered to be impaired, the impairment to be recognized equals the amount by which the asset’s carrying value exceeds its fair value. Fair value is estimated using discounted net cash flows.

During the first quarter of 2009, management made the decision to discontinue the development of one of its planned software development projects. The software asset previously capitalized in 2008 was deemed to be impaired in accordance with ASC Topic 360. An impairment charge of $40,515, encompassing the amount capitalized in 2008, is included as a component of other income (loss) in our Consolidated Statement of Operations for the nine months ended September 30, 2009.

Repurchase Obligation

Prosper is obligated to indemnify lenders and repurchase certain loans and Notes sold to lenders in the event of Prosper’s violation of applicable federal, state, or local lending laws, or verifiable identify theft. The amount of the loan repurchase obligation is estimated based on historical experience. Prosper accrues a provision for the repurchase obligation when the loans are funded. Repurchased loans and Notes associated with federal, state, or local lending laws, or verifiable identity thefts are written off at the time of repurchase.

Revenue Recognition

Prosper recognizes revenue in accordance with FASB ASC 605, Revenue Recognition (formally, Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements).  Under FASB ASC 605, Prosper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price of the services is fixed and determinable and collectability is reasonably assured.

Agency fees

Agency fees are a percentage of the amount borrowed varying by Prosper Rating and are recognized when the loan is funded to the borrower. Borrowers with a AA Prosper Rating are charged 0.5% with no minimum fee and borrowers with a Prosper Rating of A through HR are charged 3% or $50, whichever is greater. Prior to October 16, 2008, agency fees charged were the greater of 1% to 3% of the loan amount borrowed or $75.

Loan servicing fees

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

Interest income (expense) on Borrower Loans Receivable & Payment Dependent Notes

We recognize interest income on our Borrower Loans using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Note based on the contractual interest rate. Gross interest income earned and gross interest expense incurred were $13,266 and $10,607, respectively for the three and nine month periods ended September 30, 2009.

Advertising and Promotional Expenses

Under the provisions of ASC Topic 720, Other Expenses (formerly, SOP 93-7, Reporting on Advertising Costs), the costs of advertising are expensed as incurred. Advertising costs were approximately $167,000 and $171,000 for the three months ended September 30, 2009 and 2008, and $234,000 and $2,284,000 for the nine months ended September 30, 2009 and 2008, respectively..

Stock-Based Compensation

The Company accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Compensation-Stock Compensation (formerly, SFAS No. 123R, Share-Based Payment.  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to awards that is expected to vest is amortized using the straight line method over the vesting term of the stock-based award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. The forfeitures were estimated based on historical experience. The Company estimated its annual forfeiture rate to be 23.1% and 21.3% for the nine months ended September 30, 2009 and 2008, respectively.

Prosper has granted options to purchase shares of common stock to nonemployees in exchange for services performed. Prosper accounts for stock options and restricted stock issued to nonemployees in accordance with the provisions of ASC Topic 505-50, Equity-Based Payments to Non-Employees (formerly, EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods, or Services), which requires that equity awards be recorded at their fair value.  Under ASC Topic 718 and 505-50, Prosper uses the Black-Scholes model to estimate the value of options granted to nonemployees at each vesting date to determine the appropriate charge to stock-based compensation. The volatility of common stock was based on comparative company volatility.

The fair value of stock option awards for the nine months ended September 30, 2009 and 2008 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Volatility of common stock	**	65.7%	63.8%	61.4%
Risk-free interest rate	**	3.2%	2.60%	2.9%
Expected life*	**	7.0 years	5.1 years	6.1 years
Dividend yield	**	0%	0%	0%
Weighted-average fair value of grants	**	$1.94	$0.89	$2.19

*For nonemployee stock option awards, the expected life is the contractual term of the award, which is generally ten years.

**No stock option awards were granted during the quarter ended September 30, 2009.

The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because Prosper’s equity awards have characteristics significantly different from those of traded options, the changes in the subjective input assumptions can materially affect the fair value estimate.

Total stock-based compensation expense for employee and non-employee stock-option awards reflected in the Consolidated Statements of Operations is $93,404 and $112,251 for the three months ended September 30, 2009 and 2008 respectively, and $276,996 and $276,062 for the nine months ended September 30, 2009 and 2008, respectively. Total stock-based compensation expense for employee and non-employee stock awards reflected in the Consolidated Statements of Operations is $0 and $26,840 for the three months ended September 30, 2009 and 2008, respectively, and $9,850 and $79,435 for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, the unamortized stock-based compensation expense related to unvested stock-based awards was approximately $364,889, which will be recognized over the remaining vesting period of approximately 2.5 years.

Net Loss Per Share

Prosper computes net loss per share in accordance with ASC Topic 260 Earnings Per Share (formerly, SFAS No. 128, Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common shareholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At September 30, 2009, there were outstanding convertible preferred stock and options convertible into 9,397,939 and 1,985,363 common shares, respectively, which may dilute future earnings per share. Due to the Company reporting a net loss for the three and nine months ended September 30, 2009 and 2008, there is no calculation of fully-diluted earnings per share as all common stock equivalents are anti-dilutive.

In June 2008, the FASB issued ASC Topic 260-45-60, Presentation-Earning Per Share-Other Presentation (formerly, FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities) which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. Management has evaluated the provisions of the ASC Topic 260-45-60 and has determined it has no impact on the Company based on its current capital structure.

Income Taxes

Prosper uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Under ASC Topic 740, Income Taxes (formerly, FIN 48, Accounting for Uncertainty in Income Taxes) our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change.

Fair Value Measurement

Prosper adopted ASC Topic 820 on January 1, 2008. ASC Topic 820 provides a framework for measuring the fair value of assets and liabilities.  ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation.  ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

ASC Topic 820 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The price used to measure the fair value is not adjusted for transaction costs while the cost basis of certain financial instruments may include initial transaction costs. Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

Under ASC Topic 820, assets and liabilities carried at fair value in the consolidated balance sheets are classified among three levels based on the observability of the inputs used to determine fair value:

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, receivables, borrower loans, servicing rights, accounts payable and accrued liabilities, borrower payment dependent notes and long-term debt.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

The Company’s long-term debt is non-interest bearing and at inception was discounted at 8%.  The estimated fair value of the long-term debt is estimated to be $248,998 and $250,546 for the nine months ended September 30, 2009 and 2008, respectively, based on discounted cash flows and on the Company’s current incremental borrowing rate.

The following tables present the assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (unaudited) and December 31, 2008 (audited):

September 30, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing Rights	—	—	$32,888	$32,888
Borrower Loans Receivable	—	—	$1,647,315	$1,647,315

Liabilities
Notes	—	—	$1,619,655	$1,619,655

December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing Rights	—	—	$67,685	$67,685
Borrower Loans Receivable	—	—	—	—

As observable market prices are not available for the borrower loans and notes we hold, or for similar assets and liabilities, we believe the borrower loans and notes should be considered Level 3 financial instruments under ASC Topic 820.  In a hypothetical transaction as of the measurement date, the Company believes that differences in the principal marketplace in which the loans are originated and the principal marketplace in which the Company might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date.  The majority of unrealized loss incurred during the quarter is attributed to the difference in these principal marketplaces.  For borrower loans, the fair value is estimated using discounted cash flow methodologies based upon valuation assumptions including prepayment speeds, roll rates, recovery rates and discount rates based on the perceived credit risk within each credit grade.  Our obligation to pay principal and interest on any Note is equal to the loan payments, if any, we receive on the corresponding borrower loan, net of our 1.0% servicing fee.  As such, the fair value of the Note is approximately equal to the fair value of the borrower loans, adjusted for the 1.0% servicing fee.  Any unrealized gains or losses on the borrower loans and Notes for which the fair value option has been elected is recorded as a separate line item in the consolidated statement of operations.  The effective interest rate associated with the Notes will be less than the interest rate earned on the borrower loans due to the 1.0% servicing fee.  See Note 4 for a rollforward and further discussion of the significant assumptions used to value borrower loans and payment dependent notes.

Servicing rights related to loans originated prior to October 16, 2008 do not trade in an active open market with readily observable prices. Although sales of servicing assets do occur, the nature and character of the assets underlying those transactions are not similar to those held by the Company and, therefore, the precise terms and conditions typically seen in the marketplace would likely not be available to the Company. Accordingly, management determines the fair value of its servicing rights using a discounted cash flow model to project future expected cash flows based upon a set of valuation assumptions Prosper believes market participants would use for similar rights. The primary assumptions Prosper uses for valuing its servicing asset include prepayment speeds, default rates, cost to service, profit margin, and discount rate. Prosper reviews these assumptions to ensure that they remain consistent with the market conditions. Inaccurate assumptions in valuing the servicing rights could affect Prosper’s results of operations. Due to the nature of the valuation inputs, servicing assets are classified as Level 3. The change in the fair-value of servicing rights is included in cost of services in the consolidated statement of operations.  See Note 3 for a rollforward and further discussion of the significant assumptions used to value servicing rights.

New Accounting Pronouncements

In June 2009, the FASB issued ASC 102, Generally Accepted Accounting Principals (formerly, SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 (“FASB Accounting Standards Codification”), which established the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. The ASC explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The ASC is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 The Company has adopted the ASC in the period ending September 30, 2009 and, as a result, has replaced references to standards that were issued prior to the Codification with new ASC references.  Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

In April 2009, the FASB issued ASC Topic 825 Financial Instruments, (formerly, FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments- an amendment of FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments), to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC Topic 825 also amends ASC Topic 270 Interim Reporting, to require those disclosures in summarized financial information at interim reporting periods.  ASC Topic 825 is effective for interim periods ending after June 15, 2009 and became effective for the Company in the second quarter of 2009. The adoption of ASC Topic 825 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (formerly, SFAS 165, Subsequent Events),  which established general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC Topic 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009 and became effective for the Company in the second quarter of 2009.

3. Servicing Rights

Prosper calculates the fair value of the servicing asset based on the following assumptions:

	September 30,	September 30,
	2009	2008
Unpaid principal loan balance under service	$41,907,000	$90,059,000
Servicing fees	0.0% - 1.0%	0.5% - 1.0%
Projected prepayment speed	1.20%	1.36%
Discount rate	25%	25%

A rollforward of the servicing asset (liability) is summarized below:

	Nine Months Ended, Ended September 30,
	2009	2008
Beginning of period balance:	$67,685	$(14,086)
Change in fair value of servicing rights	(34,797)	55,465
End of period balance:	$32,888	$41,379

No servicing rights were purchased or sold during the nine months ended September 30, 2009.

4. Borrower Loans and Notes Held at Fair Value

For Borrower Loans originated and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of September 30, 2009:

Monthly prepayment rate speed	1.43%
Recovery rate	2.56%
Discount rate *	26.42%
Weighted Average Default Rate	7.40%

* This is the weighted average discount rate among all of Prosper’s credit grades

The following table presents additional information about Borrower Loans and Notes measured at fair value on a recurring basis for the nine months ended September 30, 2009:

	Borrower Loans	Notes
Fair value at December 31, 2008 (audited)	$–	$–
Originations	2,183,239	2,183,239
Principal repayments	(71,636)	(60,163)
Outstanding principal	2,111,603	2,123,076
Unrealized gains (losses) included in earnings	(464,288)	(503,421)
Fair value at September 30, 2009 (unaudited)	$1,647,315	$1,619,655

Due to the recent origination of the Borrower Loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  The Company had no originations of Borrower Loans or issuances of Notes prior to July 13, 2009.  As of September 30, 2009, the Company did not have any nonperforming loans and all loans were current.

Our obligation to pay principal and interest on any Note is equal to the loan payments, if any, we receive on the corresponding borrower loan, net of our 1.0% servicing fee.  As such, the fair value of the Note is approximately equal to the fair value of the borrower loans, adjusted for the 1.0% servicing fee..

5. Accrued Liabilities

As of September 30, 2009, and December 31, 2008, accrued liabilities consist of the following:

	September 30,	December 31,
	2009	2008
Professional Fees	$779,442	$936,070
Other	207,686	250,914
	$987,128	$1,186,984

6. Repurchase Obligation

Changes in the repurchase obligation are summarized below:

	Nine Months Ended
	September 30,
	2009	2008
Beginning of period balance:	$80,000	$100,151
Increase (reduction) in provision for repurchases	(26,273)	33,893
Loans and Notes repurchased and immediately charged off (net of recoveries)	(30,787)	(33,977)
End of period balance:	$22,940	$100,067

 7. Net Loss Per Share

The Company computes net loss per share in accordance with ASC Topic 260. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

Basic and diluted loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(2,238,138)	$(2,028,240)	$(7,726,455)	$(8,275,562)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	4,436,734	4,245,254	4,415,679	4,006,483
Basic and diluted net loss per share	$(0.50)	$(0.48)	$(1.75)	$(2.07)

Due to losses attributable to common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Excluded Securities:
Weighted-average convertible preferred stock issued and outstanding	9,397,939	9,397,939	9,397,939	9,397,939
Weighted-average stock options issued and outstanding	1,985,363	1,721,272	1,653,185	1,646,859
Total weighted average common stock equivalents excluded from diluted net loss per common share computation	11,383,302	11,119,211	11,051,124	11,044,798

8. Stockholders’ Equity

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

Dividends

The holders of the Series A, Series B and Series C preferred stock are entitled to receive dividends at an annual rate of 8% per share for the preferred stock. Such dividends shall be payable only when, as, and if declared by the Board of Directors. To date, no dividends have been declared, and there are no dividends in arrears at September 30, 2009. No dividends will be paid on any common stock of Prosper until dividends on the Series A, Series B and Series C have been paid or declared and set apart during that fiscal year.

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

Common Stock

Prosper is authorized to issue up to 16,000,000 shares of common stock, $0.001 par value, of which 4,441,609 shares and 4,346,118 shares were issued and outstanding as of September 30, 2009, and December 31, 2008, respectively.

Common Stock Issued for Services

Employees

In March 2005, Prosper issued 4 million shares of common stock valued at $0.10 per share or $400,000 to the founders of the Company, of which 1 million shares were immediately vested and the remaining 3 million were to vest over 3.5 years for services rendered. The unvested shares are subject to a repurchase agreement if the founders leave the Company, whereby Prosper can choose to repurchase any unvested shares at the lesser price of $0.10 per share or the fair market value at the date service ceases.  A total of 600,000 shares vested during the nine months ended September 30, 2008, respectively. Total compensation expense of $60,000 was recognized for the nine months ended September 30, 2008. As of December 31, 2008, all founder shares of stock were fully vested or repurchased and retired.

During the nine months ended September 30, 2009 and 2008, the Company granted 0 and 4,000 fully vested common shares, respectively, to employees for services.  The 4,000 shares granted during the period ended September 30, 2008 were granted at $2.17 per share.  Expense of approximately $0 and $8,680 was recognized for the nine months ended September 30, 2009 and 2008, respectively.

Nonemployees

The Company granted 6,500 and 1,500 immediately vested common shares for the nine months ended September 30, 2009 and 2008, respectively.  2,000 shares issued in 2009 were valued at $0.56 per share, the remaining 4,500 shares issued in 2009 were valued at $1.94 per share and the 1,500 shares issued during 2008 were valued at $2.17 per share.  Expense of approximately $9,850 and $3,255 was recognized for the nine months ended September 30, 2009 and 2008, respectively.

Common Stock Issued upon Exercise of Stock Options

For the nine months ended September 30, 2009 and 2008, the Company issued 88,991 and 54,529 shares of common stock, respectively, upon the exercise of options for cash proceeds of $52,299 and $18,033, respectively.

9. Stock Option Plan and Other Stock Compensation

In 2005, Prosper’s stockholders approved the adoption of the 2005 Stock Option Plan (the Plan). Under the Plan, options to purchase up to 1,879,468 shares of common stock were reserved and may be granted to employees, directors, and consultants by the Board of Directors to promote the success of Prosper’s business. On January 31, 2008, the Board of Directors increased the total number of options under the Plan by 500,000 for a total of 2,379,468 options available for grant. On October 6, 2009, the Board of Directors increased the total number of options under the Plan by an additional 500,000 for a total of 2,879,468 options available for grant.

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

Option activity under the Option Plan is summarized as follows for the periods below:

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance as of January 1, 2008 (audited)	1,608,025	$0.72
Options granted (weighted average fair value of $2.19)	415,000	$2.17
Options exercised	(54,529)	$0.33
Options canceled	(207,659)	$1.58
Balance as of September 30, 2008 (unaudited)	1,760,837	$0.98

Balance as of January 1, 2009 (audited)	1,734,647	$1.14
Options granted (weighted average fair value of $0.89 )	546,000	$0.89
Options exercised	(88,991)	$0.59
Options canceled	(206,293)	$1.44
Balance as of September 30, 2009 (unaudited)	1,985,363	$1.07

Options outstanding and exercisable at September 30, 2009	969,523	$0.92

 Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of September 30, 2009 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.25 - $0.25	291,658	5.85	$0.25	$90,414	288,610	$0.25	$89,469
$0.50 - $0.50	506,617	7.17	0.50	30,397	363,275	0.50	21,797
$0.56 - $0.56	415,000	9.72	0.56	–	–	0.56	–
$1.94 - $1.94	533,963	9.26	1.94	–	227,435	1.94	–
$2.17 - $2.17	238,125	8.52	2.17	–	90,203	2.17	–
	1,985,363	8.23	$1.06	$120,811	969,523	$0.86	$111,266

The intrinsic value is calculated as the difference between the value of Prosper's common stock at September 30, 2009, which was $0.56 per share, and the exercise price of the options.  No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the nine months ended September 30, 2009 and 2008 reflect the expenses that Prosper expects to recognize after the consideration of estimated forfeitures.

10. Income Taxes

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

Due to the book and tax net losses incurred during the three and nine months ended September 30, 2009 and 2008, Prosper has not incurred any income tax expense during those periods.  In addition, Prosper has maintained a full valuation allowance against its net deferred tax assets because the realization of those deferred tax assets is dependent upon future earnings, and the amount and timing of those earnings, if any is uncertain.

11. Commitments and Contingencies

Future minimum lease payments and other commitments

Prosper leases its corporate office and co-location facility under noncancelable operating leases that expire in July 2011 and August 2011, respectively.  Prosper’s corporate office lease has the option to renew for an additional three years. Future minimum rental payments under these leases as of September 30, 2009 are as follows:

Remaining three months ending December 31, 2009	$107,012
Years ending December 31:
2010	431,864
2011	265,513
Total future operating lease obligations	$804,389

Rental expense under premises-operating lease arrangements was approximately $106,248 and $315,690 for the three and nine months ended September 30, 2009, and $94,748 and $272,309 for the corresponding periods during 2008.

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

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $78.4 million which represents the remaining outstanding principal amount of $39.8 million and loans charged off of $38.6 million as of September 30, 2009.

On November 25, 2008, the Company signed a settlement agreement with the North American Securities Administrators Association (“NASAA”) to pay penalties not to exceed $1.0 million to the States in order to resolve matters relating to Prosper’s alleged unregistered offer and sale of securities. The $1.0 million penalty would be allocated among the states where Prosper conducts business, based on the loan sale transaction volume in each state. However, Prosper will not be required to pay any portion of the fine to those states which elect not to participate in the settlement. As of September 30, 2009 and December 31, 2008, the Company had accrued approximately $387,000 and $417,000, respectively, in connection with this contingent liability in accordance with ASC Topic 450, Contingencies (formerly, SFAS No. 5, Accounting for Contingencies). The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state using the Company’s originations since inception. A weighting was then applied by state to assign a likelihood that the penalty will be claimed. In estimating the probability of a claim being made, we considered factors such as the nature of the settlement agreement, whether the states had given any indication of their concern regarding the sale of the promissory notes, and the probability of states opting out of the settlement to pursue their own litigation against the Company, whether penalty is sufficient to compensate these states for the cost of processing the settlement and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known. Penalties will be paid promptly after a state reviews and agrees to the language of the consent order. There is no deadline for the states to decide whether to enforce the consent order. On April 21, 2009, the Company and NASAA finalized a template consent order, which NASAA is recommending that the states adopt in settling any state initiated matters with the Company. As of September 30, 2009, the Company has entered into 25 consent order agreements and has paid an aggregate of $325,320 in penalties.

On November 26, 2008, plaintiffs, Christian Hellum, William Barnwell and David Booth, individually and on behalf of all other plaintiffs similarly situated, filed a class action lawsuit against us, certain of our executive officers and our directors in the Superior Court of California, County of San Francisco, California.  The suit was brought on behalf of all loan note purchasers in our online lending platform from January 1, 2006 through October 14, 2008.  The lawsuit alleges that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws.  The lawsuit seeks class certification, damages and the right of rescission against Prosper and the other named defendants, as well as treble damages against Prosper and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest.

Some of the individual defendants filed a demurrer to the First Amended Complaint, which was heard on June 11, 2009 and sustained by the court with leave to amend until July 10, 2009.  The plaintiffs filed a Second Amended Complaint on July 10, 2009, to which the same individual defendants demurred.  On September 15, 2009, this demurrer was sustained by the court without leave to amend.

Prosper’s insurance carrier with respect to the class action lawsuit, Greenwich Insurance Company (“Greenwich”), has denied coverage.  On August 21, 2009, Prosper filed suit against Greenwich in the Superior Court of California, County of San Francisco, California.  The lawsuit seeks a declaration that Prosper is entitled to coverage under its policy with Greenwich for losses arising out of the class action lawsuit as well as damages and the award of attorneys’ fees and pre-judgment and post-judgment interest.

We intend to vigorously defend the class-action lawsuit and vigorously prosecute our suit against Greenwich.  We cannot, however, presently determine or estimate the final outcome of either lawsuit, and there can be no assurance that either matter will be finally resolved in our favor.  If the class-action lawsuit is not resolved in our favor, we might be obliged to pay damages, and might be subject to such equitable relief as a court may determine.  If our lawsuit against Greenwich is not resolved in our favor, we might not be able to recover any proceeds from Greenwich to offset any losses we incur in the class action lawsuit.

The lawsuits are in their preliminary stages and their probable outcomes cannot presently be determined, nor can the amount of damages or other costs that might be borne by Prosper be estimated.

12. Related Parties

Prosper’s executive officers, directors and certain affiliates participate on the Company’s lending platform by placing bids and purchasing loans originated from Prosper.  The aggregate amount of loans purchased and the income earned by these related parties as of September 30, 2009 and 2008 are summarized below:

Related Party	Aggregate Amount of Loans Purchased		Income Earned on Loans for the 9 months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Executive officers & management	$452,292	$440,904	$5,413	$13,170
Directors	447,974	411,607	10,552	19,543
Affiliate	167,259	167,259	1,878	6,314
	$1,067,525	$1,019,770	$17,843	$39,027

The loans were obtained on the same terms and conditions as those obtained by other lenders. Of the total aggregate amount of loans purchased since inception approximately $133,000 or 12% and $29,000 or 3% of principal has been charged off through September 30, 2009 and September 30, 2008, respectively. Prosper earned approximately $1,058 and $1,941 in servicing fee revenue related to these loans for the nine months ended September 30, 2009 and 2008, respectively.

13. Postretirement Benefit Plans

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

14. Subsequent Events

On November 10, 2009, Prosper Marketplace, Inc. and QED Fund I, L.P., a Delaware limited partnership (“QED”), entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”), pursuant to which, Prosper sold to QED a Convertible Promissory Note (the “Note”), dated as of November 10, 2009.  The Note is in the principal amount of $1,000,000.  Interest on the Note accrues at a per annum rate of 15.0%.  All principal and accrued interest under the Note are due in a single payment on November 10, 2011 (the “Maturity Date”).  On the Maturity Date and for 90 days after, QED may elect to convert all principal and accrued interest under the Note into shares of Prosper’s preferred stock.  If QED elects to convert the Note, and Prosper has consummated a preferred stock financing for an aggregate purchase price of $5,000,000 or more between November 10, 2009 and the date of QED’s election, the Note will convert into shares of the preferred stock sold pursuant to such financing at the per share purchase price for such financing.  If QED elects to convert the Note but Prosper has not consummated any such preferred stock financing, the Note will convert into shares of Prosper’s Series C Preferred Stock at the per share purchase price at which such shares were sold for Prosper’s Series C financing, which was consummated in June 2007.  Prosper’s obligations under the Note are unsecured. Within 30 days of the closing of the transactions contemplated by the Purchase Agreement, QED may elect to purchase an additional convertible promissory note from Prosper in the principal amount of $1,000,000, which note shall be convertible into shares of Prosper’s preferred stock on the same terms as the Note.

In connection with the transaction, Prosper also issued to QED a fully vested warrant to purchase 164,178 shares of Prosper’s Common Stock at an exercise price of $0.56 per share (the “Warrant”).

The Company has completed an evaluation of all subsequent events through November 13, 2009, which is the issuance date of our consolidated financial statements, and concluded no subsequent events occurred, other than the issuance of the Note and Warrant, that required recognition or disclosure.

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

        Borrowers with AA Prosper Rating are charged 0.5% with no minimum fee and borrowers with a Prosper Rating of A through HR are charged 3% or $50, whichever is greater.  Prior to October 16, 2008, agency fees charged were the greater of 1% to 3% of the loan amount borrowed or $75.  Agency fees are charged by WebBank and Prosper receives amounts equal to the transaction fees as compensation for loan origination activities.  We also receive servicing fees at an annualized rate of 1.0% of the outstanding principal balance of a Prosper borrower member’s loan, which we deduct from each lender member’s share of borrower loan payments.

We incorporated in Delaware in March 2005 and launched our public website, www.prosper.com on February 13, 2006.  As of September 30, 2009, our platform has facilitated 29,598 borrower loans since its launch.

We have a limited operating history and have incurred net losses since our inception.  Our net loss was $2,238,138 and $2,028,240 for the three months ending September 30, 2009 and 2008, and the net loss for the nine months ending September 30, 2009 and 2008 was $7,726,455 and $8,275,562.  At this stage of our development, we have funded our operations primarily with proceeds from equity financings. Our decision to temporarily stop accepting lender members’ commitments, effective from October 16, 2008 until July 10, 2009, significantly slowed the ramp up of our operations, resulting in a negative impact on our cash flow and liquidity projections for the first nine months of fiscal 2009 due to a decrease in loan origination volume. On July 13, 2009, we began accepting new commitments from our lender members on our platform, as such we will generate increased revenue from borrower transaction fees and non-sufficient funds fees and lender members’ servicing fees.  Over time, we expect that the number of borrowers and lender members and the volume of borrower loans originated through our platform will increase.

Our operating plan calls for a continuation of the current strategy of increasing transaction volume to increase revenue until we reach profitability and become cash-flow positive, which we do not expect to occur before 2010.

We have made significant changes to the operation of our lending platform that became effective on July 10, 2009.  Our historical financial results and this discussion reflect the structure of our lending platform and our operations both prior to and after July 10, 2009.  For a discussion of the effect of our new structure on our financial statements, see “Borrower Loans and Payment Dependent Notes” under Critical Accounting Policies and Estimates below.

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

Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results.  While all decisions regarding accounting policies are important, we believe that the following policies could be considered critical.  These critical policies relate to Borrower Loans and Payment Dependent Notes, servicing rights, repurchase obligation, fair value measurement, revenue recognition and stock-based compensation.

Borrower Loans and Payment Dependent Notes

On July 13, 2009, we implemented our new operating structure and began issuing Notes.  The post registration operating structure resulted in Prosper purchasing loans from WebBank, and holding the loans until maturity.  Prosper issues new securities, the Notes, to the winning lenders.  Prosper’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper.  As a result of these changes, Prosper carries the borrower loans and the Notes on its balance sheet as assets and liabilities, respectively.

In conjunction with our new operating structure effective July 13, 2009 we adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 825 (formerly, Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Measurements).  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We applied the provisions of ASC Topic 825 to the Borrower Loans and Notes issued subsequent to July 13, 2009 on an instrument by instrument basis.  We did not apply the provisions of ASC Topic 825 to loans issued prior July 13, 2009.  The aggregate fair value of the Notes and borrower loans are reported as separate line items in the assets and liabilities sections of the balance sheet using the methods described in ASC Topic 820 Fair Value Measurements and Disclosures (formerly, SFAS No. 157, Fair Value Measurements).

The following table presents additional information about Borrower Loans and Notes measured at fair value on a recurring basis for the nine months ended September 30, 2009:

	Borrower Loans	Notes
Fair value at December 31, 2008 (audited)	$–	$–
Originations	2,183,239	2,183,239
Principal repayments	(71,636)	(60,163)
Outstanding principal	2,111,603	2,123,076
Realized and unrealized gains (losses) included in earnings	(464,288)	(503,421)
Fair value at September 30, 2009 (unaudited)	$1,647,315	$1,619,655

We determine the fair value of the Notes and borrower loans in accordance with the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  As observable market prices are not available for the borrower loans and notes we hold or for similar assets and liabilities, we believe the Borrower Loans and Notes should be considered Level 3 financial instruments under ASC Topic 820.  ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In a hypothetical transaction as of the measurement date, the Company believes that differences in the principal marketplace in which the loans are originated and the principal marketplace in which the Company might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date.  The majority of unrealized loss incurred during the quarter is attributed to the difference in these principal marketplaces.  Changes in fair value of the Notes and borrower loans subject to the provisions of ASC Topic 820 are recognized in earnings, and fees and costs associated with the origination or acquisition of borrower loans are recognized as incurred.  Prosper estimates the fair value of the Notes and borrower loans using a discounted cash flow methodology based upon a set of valuation assumptions Prosper believes market participants would use for similar assets and liabilities. The main assumptions used to value the borrower loans and notes include default rates, discount rates applied to each credit tranche/grade, prepayment rates, and recovery rates.

For Borrower Loans and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of September 30, 2009:

Monthly prepayment rate speed	1.43%
Recovery rate	2.56%
Discount rate *	26.42%
Weighted Average Default Rate	7.40%

* This is the weighted average discount rate among all of Prosper’s credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at September 30, 2009 for Borrower Loans and Payment Dependent Notes are presented in the following table:

($ thousands)	Borrower Loans	Payment Dependent Notes
Discount rate assumption:	26.42%	26.42%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(19,521)	$19,250
200 basis point increase	$(38,670)	$38,160

Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$19,870	$(19,600)
200 basis point decrease	$40,102	$(39,550)

Default rate assumption:	7.40%	7.40%
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(9,825)	$10,309
20% higher default rates	$(19,476)	$20,436

Increase in fair value and income (loss) to earnings from:
10% lower default rates	$10,004	$(10,496)
20% lower default rates	$20,193	$(21,186)

Overall, if the fair value of the Borrower Loans decrease or increase due to any changes in our assumptions, there will also be a corresponding decrease or increase in the fair value of the linked Payment Dependent Notes. As a result, the effect on Prosper’s earnings of adverse changes in key assumptions is mitigated. However, the impact of these changes in fair value could have a material adverse impact on lender member's investments in the Payment Dependent Notes.

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

We do not record a specific allowance account related to the Borrower Loans and Notes in which we have elected the fair value option, but rather estimate the fair value of the Borrower Loans and Notes using discounted cash flow methodologies adjusted for Prosper’s historical loss and recovery rates. Due to the recent origination of the Borrower Loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  The Company had no originations of Borrower Loans or issuances of Notes prior to July 13, 2009. As of September 30, 2009, the Company did not have any nonperforming loans and all loans were current.

        We recognize interest income on our Borrower Loans using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Note based on the contractual interest rate.

The origination of Notes and scheduled principal payments are shown as financing activities on the statement of cash flow.

Servicing Rights

Prosper accounts for its servicing rights under the fair value measurement method of reporting in accordance with ASC Topic 860, Transfer and Servicing (formerly, SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FAS 140).  Under the fair value method, Prosper measures servicing rights at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur.

Prosper estimates the fair value of the servicing rights as it relates to loans originated prior to July 13, 2009, using a discounted cash flow model to project future expected cash flows based upon a set of valuation assumptions Prosper believes market participants would use for similar rights.  The primary assumptions Prosper uses for valuing its servicing rights include prepayment speeds, default rates, cost to service, profit margin, and discount rate.  Prosper reviews these assumptions to ensure that they remain consistent with the market conditions.  Inaccurate assumptions in valuing servicing rights could affect Prosper’s results of operations.  The significant assumptions used in the calculation of servicing rights are discussed in detail in Note 3 to our consolidated financial statements.

Repurchase Obligation

Prosper is obligated to indemnify the lenders and repurchase the Notes sold to the lenders in the event of violation of the applicable federal/state/local lending laws or verifiable identify theft.  Prosper’s limited operating history, the lack of industry comparables and the potential to impact financial performance make the Repurchase Obligation a critical accounting policy.

Prosper accrues a provision for the repurchase obligation when the Notes are funded to the lender in an amount considered appropriate to reserve for its repurchase obligation related to the Notes sold to the lenders in the event of violation of the applicable federal/state/local lending laws or verifiable identify theft.  The repurchase obligation is evaluated at least once a quarter and represents an estimate based on the rate of historical repurchases as a percentage of originations (which generally occur within six to nine months of origination).  The repurchase obligation includes a judgmental management adjustment  due to our limited operating history, changes in current economic conditions, the risk of new and as yet undetected fraud schemes, origination unit and dollar volumes, and the lack of industry comparables.

At September 30, 2009 and December 31, 2008, we have recorded a repurchase obligation of $22,940 and $80,000, respectively.  For the three months ended September 30, 2009 and 2008, we have repurchased loans and Notes of $6,211 net of recoveries, and $4,923, net of recoveries, respectively, and for the nine months ended September 30, 2009 and 2008 we have repurchased loans and Notes of approximately $30,787, net of recoveries and $33,977, net of recoveries, respectively, due to identity theft and legal and regulatory requirements.  Since the latter part of 2007, Prosper has been successful at identifying and preventing a number of fraud attempts involving a series of fraudulent loan requests as our risk indicators and related operational controls in this area have significantly improved.    The overall decrease is due in large part by the Company’s increased efforts in identifying and preventing various fraud schemes combined with the fact that we were not actively originating loans from October 16, 2008 till July 13, 2009.  Although we believe our fraud controls have resulted in a lower incidence of fraud in 2009, our controls are largely based on experience from past fraud attempts. Accordingly, future repurchase and repayment obligations could vary significantly from our estimates.

Fair Value Measurement

Prosper adopted ASC Topic 820 on January 1, 2008.  ASC Topic 820 provides a framework for measuring the fair value of assets and liabilities.  ASC 820 Topic also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation.  ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

For additional information and discussion, see Note 2, Note 3 and Note 4 to the consolidated financial statements.

Revenue Recognition

Prosper recognizes revenue in accordance with ASC Topic 605, Revenue Recognition (formerly, Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements).  Under ASC Topic 605, Prosper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price of the services is fixed and determinable and collectibility is reasonably assured.

Agency Fees

Borrowers with an AA Prosper Rating are charged 0.5% with no minimum fee and borrowers with a Prosper Rating of A through HR are charged 3% or $50, whichever is greater.  Prior to October 16, 2008, agency fees charged were the greater of 1% to 3% of the loan amount borrowed or $75.  Agency fees are charged by WebBank and Prosper receives amounts equal to the transaction fees as compensation for loan origination activities.

Servicing Fees

Loan servicing revenue includes loan servicing fees and non-sufficient funds fees.  Loan servicing fees are accrued daily based on the current outstanding loan principal balance of (a) borrower loan(s), but are not recognized until payment is received due to uncertainty of collection of borrower loan payments.  Currently, Prosper charges servicing fees at an annualized rate of 1.0% of the outstanding principal balance of a Prosper borrower member’s loan, which we deduct from each lender member’s share of borrower loan payments.

Prosper charges a non-sufficient funds fee to borrowers on the first failed payment of each billing period.  Non-sufficient funds fees are charged to the borrower and collected and recognized immediately.

Interest Income (expense) on Borrower Loans Receivable & Payment Dependent Notes

       We recognize interest income on our Borrower Loans using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Note based on the contractual interest rate.

Stock-Based Compensation

The Company accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Compensation – Stock Compensation (formerly, SFAS No. 123R, Share-Based Payment).  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model.  The stock-based compensation related to awards that is expected to vest is amortized over the vesting term of the stock-based award, which is generally four years.

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

Prosper has granted options to purchase shares of common stock to non-employees in exchange for services performed.  Prosper accounts for stock options, restricted stock, and warrants issued to non-employees in accordance with the provisions of ASC 505-50, Equity-Based payments to Non-Employees (formerly, EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods, or Services) which requires that equity awards be recorded at their fair value.  Under ASC Topic 718 and 505, we use the Black-Scholes model to estimate the value of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation.  The volatility of common stock was based on comparative company volatility.  The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility.  Because Prosper’s equity awards have characteristics significantly different from those of traded options, the changes in the subjective input assumptions can materially affect the fair value estimate.

Results of Operations

Our results of operations for the three months and nine months ended September 30, 2009 and 2008, together with the percentage change between years, are set forth below.

Prosper Marketplace, Inc.
MD&A Table
(Unaudited)

	Three Months Ended September 30,				Change from prior period		Nine Months Ended September 30,				Change from prior period
	2009		2008				2009		2008
	$	As % of sales	$	As % of sales	$ Increase / (Decrease)%		$	As % of sales	$	As % of sales	$ Increase / (Decrease)%
Operating income
Agency fees	$67,348		$406,250		$(338,902)	(83%)	$68,273		$1,330,020		$(1,261,747)	(95%)
Loan servicing fees	121,875		211,182		(89,307)	(42%)	446,754		525,861		(79,107)	(15%)
Interest income (expense) on Borrower Loans and Borrower Payment Dependent Notes, net	2,659		-		2,659	n/a	2,659		-		2,659	n/a
	191,882		617,432				517,686		1,855,881
Cost of Revenues
Cost of services	(152,428)	(79%)	(215,964)	(35%)	63,536	(29%)	(376,803)	(73%)	(730,582)	(39%)	353,779	(48%)
Reduction (provision) for loan and Note repurchases	1,767	1%	(4,989)	(1%)	6,756	(135%)	26,273	5%	(33,893)	(2%)	60,166	(178%)
Total revenues, net	41,221		396,479				167,156		1,091,406

Operating expenses
Compensation and benefits	1,131,676	590%	1,505,558	244%	(373,882)	(25%)	3,825,649	739%	4,801,251	259%	(975,602)	(20%)
Marketing and advertising	167,435	87%	171,141	28%	(3,706)	(2%)	233,633	45%	2,283,934	123%	(2,050,301)	(90%)
Depreciation and amortization	150,315	78%	209,472	34%	(59,157)	(28%)	447,791	86%	601,695	32%	(153,904)	(26%)
General and administrative
Professional services	593,722	309%	359,069	58%	234,653	65%	2,154,715	416%	1,194,862	64%	959,853	80%
Facilities and maintenance	160,868	84%	177,075	29%	(16,207)	(9%)	500,468	97%	521,164	28%	(20,696)	(4%)
Other	126,297	66%	113,088	18%	13,209	12%	824,635	159%	420,575	23%	404,060	96%
Total expenses	2,330,313		2,535,403		(205,090)	(8%)	7,986,891		9,823,481		(1,836,590)	(19%)
Loss before other income (expense)	(2,289,092)		(2,138,924)				(7,819,735)		(8,732,075)

Other income (expense)
Interest Income	3,434	2%	108,360	18%	(104,926)	(97%)	39,452	8%	453,574	24%	(414,122)	(91%)
Change in fair value on Borrower Loans and Borrower Payment Dependent Notes, net	39,133	20%	-	0%	39,133	n/a	39,133	8%	-	0%	39,133	n/a
Loss on impairment of fixed assets	(1,189)	(1%)	-	0%	(1,189)	n/a	(41,704)	(8%)	-	0%	(41,704)	n/a
Other income	9,576	5%	2,324	0%	7,252	312%	56,399	11%	2,939	0%	53,460	1819%
Total other income	50,954		110,684		(59,730)	(54%)	93,280		456,513		(363,233)	(80%)
Loss before income taxes	(2,238,138)		(2,028,240)		(209,898)	10%	(7,726,455)		(8,275,562)		549,107	(7%)
Income taxes	-	0%	-	0%	-	n/a	-	0%	-	0%	-	n/a
Net Loss	$(2,238,138)		$(2,028,240)		$(209,898)	10%	$(7,726,455)		$(8,275,562)		$549,107	(7%)

Revenues

Our business model involves the charging of transaction fees to borrowers and servicing fees to lender members.  Borrowers are charged a transaction fee for loan origination services and the lender members pay a fee to us for managing the payments on the loans and maintaining account portfolios.  We also charge NSF fees to our borrowers for failed payments.  In addition, we generate revenue from interest earned on cash, cash equivalents and borrower loans.

Agency Fees

Our borrowers pay a one-time transaction fee at the time a borrower loan is funded.  Borrowers with an AA Prosper Rating are charged 0.5% with no minimum fee and borrowers with a Prosper Rating of A through HR are charged 3% or $50, whichever is greater.  The borrower agency fee is included in the annual percentage rate (APR) calculation provided to the borrowers and is deducted from the gross loan proceeds prior to disbursement of funds to the borrowers.  Borrowers are only charged an agency fee if a borrower loan is funded.  Prior to October 16, 2008, agency fees on the platform have ranged from 1.0% and 3.0% depending on the credit quality of the borrower, with a minimum fee of $75, whichever was greater.  Agency fees were $67.3 thousand and $406.3 thousand for the three months ended September 30, 2009 and 2008, respectively, and $68.3 thousand and $1.26 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in agency fees is due primarily to the decline in loan origination volumes from 2008 to 2009, due to the Company not originating any new loans during our quiet period which extended into the third quarter of 2009.  Prosper originated 585 and 598 loans in the three and nine months ended September 30, 2009, compared to 3,606 and 11,024 loans originated in the three and nine months ended September 30, 2008.  Of the 598 of loans originated in 2009 there were 13 loans originated when Prosper briefly re-opened in the State of California from April 28, 2009 to May 8, 2009.  These loans were funded by Prosper and no Notes were sold to California residents.

Loan Servicing Fees

Lender members are charged a servicing fee on the Notes, which is accrued daily based on the current outstanding Note principal balance.  Currently the servicing fee is an annualized rate of 1.0% of the outstanding principal balance of the loan.  Prior to October 14, 2008 servicing fees ranged between 0% and 1.0% for some loans depending on the borrower’s credit grade.  Loan servicing fees were $121.9 thousand and $211.2 thousand for the three months ended September 30, 2009 and 2008, respectively and $446.8 thousand and $525.9 thousand for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in loan servicing fees is attributed primarily to the overall decrease in the outstanding principal balance of loans serviced from the comparable prior year periods.

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

Interest Income on Borrower Loans and Payment Dependent Notes

        During the three months ended September 30, 2009, we began recording interest income from our Borrower Loans and corresponding interest expense from our Lender Notes.  Gross interest income earned and gross interest expense incurred were $13,266 and $10,607, respectively for the three and nine month periods ended September 30, 2009.  Over time, we expect that revenues and expenses related to Borrower Loans and Lender Notes will increase as we grow our platform.

Cost of Services

Our cost of services are comprised primarily of credit bureau fees, payments to strategic partners, collections expenses, referral award programs, the change in fair value of servicing rights and other expenses directly related to loan funding and servicing.  For the three months ended September 30, 2009 and 2008 cost of service expenses were $152.4 thousand and $215.9 thousand, respectively.. For the nine months ended September 30, 2009, and 2008, costs of service expenses were $376.8 thousand and $730.6 thousand, respectively.  The decrease is primarily related to the Company not originating any new loans during our quiet period which extended into the third quarter of 2009.

Loan and Note Repurchases

For the three and nine months ended September 30, 2009, the Company recorded recoveries on prior repurchase losses (i.e., income) of $1.8 thousand and $26.3 thousand.  This compares to repurchase losses of $5.0 thousand and $33.9 thousand for the three and nine months ended September 30, 2008. Prosper has devoted a significant amount of attention to fraud prevention and continues to implement additional fraud prevention and control procedures to maintain a low level of repurchase losses due to identity theft and operational errors.  This has ultimately resulted in net recoveries for the nine months ended September 30, 2009. Judgments in Prosper’s favor also have lead to recoveries during the period.

Investment Income

Interest income on cash and cash equivalents was $3.4 thousand and $39.5 thousand for the three and nine months ended September 30, 2009.  This compares to interest income of $108.4 thousand and $453.6 thousand for the three and nine months ended September 30, 2008.  The decrease in investment income period over period is attributed primarily to lower average cash balances in 2009 as compared to 2008 and a decrease in interest rates.

Other Income

Other income consists primarily of credit referral fees, where partner companies will pay Prosper an agreed upon amount for referrals of customers from our website.  Other income was $9.6 thousand and $56.4 thousand for the three and nine months ended September 30, 2009.  This compares to other income of only $2.3 thousand and $2.9 thousand for the three and nine months ended September 30, 2008.  The increase in other income is due to the fact that Prosper did not have many of its credit referral contracts in place until late 2008.

Operating Expenses
(Unaudited)

	Three Months Ended September 30,		Change from prior period		Nine Months Ended September 30,		Change from prior period
	2009	2008	$ Increase / (Decrease)%		2009	2008	$ Increase / (Decrease)%
Operating expenses
Compensation and benefits	$1,131,676	$1,505,558	$(373,882)	(25%)	$3,825,649	$4,801,251	$(975,602)	(20%)
Marketing and advertising	167,435	171,141	(3,706)	(2%)	233,633	2,283,934	(2,050,301)	(90%)
Depreciation and amortization	150,315	209,472	(59,157)	(28%)	447,791	601,695	(153,904)	(26%)
General and administrative
Professional services	593,722	359,069	234,653	65%	2,154,715	1,194,862	959,853	80%
Facilities and maintenance	160,868	177,075	(16,207)	(9%)	500,468	521,164	(20,696)	(4%)
Other	126,297	113,088	13,209	12%	824,635	420,575	404,060	96%
Total expenses	$2,330,313	$2,535,403	(205,090)	(8%)	$7,986,891	$9,823,481	$(1,836,590)	(19%)

Compensation and benefits were $1.1 million and $1.5 million for the three months ended September 30, 2009 and 2008, and $3.8 million and $4.8 million for the nine months ended September 30, 2009 and 2008. The decreases were predominantly due to employee reductions through voluntary and involuntary termination which in turn decreased salaries and wages, related taxes and benefits expense.  There were also reductions in the amount of contract labor used by the Company as well as decreases in stock based compensation expense.

Marketing and advertising costs consist primarily of search engine marketing, online and offline marketing campaigns, public relations and tradeshows and events.  Marketing and advertising costs were $167.4 thousand for the three months ended September 30, 2009 compared to $171.1 thousand for the three months ended September 30, 2008.  Marketing and advertising costs were $233.6 thousand for the three months ended September 30, 2009 compared to $2.3 million for the nine months ending September 30, 2008.  The reduction in marketing and advertising expenditures resulted from management’s decision to reduce spending in this area during the Company’s quiet period, which extended into the third quarter of 2009.

Depreciation and amortization were $150.3 thousand for the three months ended September 30, 2009 compared to $209.5 thousand for the three months ended September 30, 2008.  Depreciation and amortization were $447.8 thousand for the nine months ended September 30, 2009 compared to $601.7 thousand for the nine months ended September 30, 2008.  The decreases were primarily due to the decline in the amount of computer equipment and software purchases and from assets becoming fully depreciated during the period.

General and Administrative Expenses

Professional service expenses are comprised of legal expenses, audit and accounting fees and consulting services.  Professional services expenses for the three months ended September 30, 2009 were $593.7 thousand compared to $359.1 thousand for the three months ended September 30, 2008.  The increase in the professional service expenses over the comparable prior year period is due primarily to higher legal fees stemming from our class action lawsuit as discussed further in Note 11 of our consolidated financial statements.   Professional services expenses for the nine months ended September 30, 2009 were $2.2 million compared to $1.2 million for the nine months ended September 30, 2008.  The increase is due primarily to legal and audit fees associated with the  preparation and filing of our Registration Statement in the first two quarters of 2009, as well as legal fees for services related to our class action lawsuit.  Although we will incur increased audit, legal and other costs as a result of becoming an SEC reporting company, we expect that general and administrative expenses will decrease as a percentage of overall expenses as we grow.

Facilities and maintenance expenses consist primarily of rents paid for our corporate office lease and data co-location facility, office expenses and equipment and software costs that did not meet capitalization criteria. Facilities and maintenance expenses for the three months ended September 30, 2009 were $160.9 thousand compared to $177.1 thousand for the three months ended September 30, 2008.  Facilities and maintenance expenses for the nine months ended September 30, 2009 were $500.5 thousand compared to $521.2 thousand for the nine months ended September 30, 2008.   The overall decline in facilities and maintenance expenses is due to a reduction in office supply expense, equipment costs that did not meet capitalization criteria, printing costs, external software licenses, subscriptions and auxiliary data center expenses partially offset by an increase in data center rent related to the increase in usage space at our co-location facility.

Other general and administrative expenses consist of bank service charges, NASAA state penalty settlement expenses, travel and entertainment, taxes and licenses, communications costs and other miscellaneous expenses.  Other general and administrative expenses increased to $126.3 thousand for the three months ended September 30, 2009 from $113.1 thousand for the three months ended September 30, 2008 and reflects an increase in insurance premiums related to the Company’s D&O coverage, as well as slight increases for travel and entertainment expenses.  Other general and administrative expenses increased to $824.6 thousand for the nine months ended September 30, 2009 from $420.6 thousand for the nine months ended September 30, 2008 and reflects an increase in the accrual for the NASAA settlement as discussed further in Note 11 to our consolidated financial statements as well as a 100% increase year over year for EDGAR printing and filing services.

Liquidity and Capital Resources

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through 2010.  For the nine months ended September 30, 2009 and 2008 we had negative cash flows from operations of $7.6 million and $6.9 million, respectively.  Additionally, since our inception through September 30, 2009, we have an accumulated deficit of $37.9 million.

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

Net cash used in operating activities was $7.6 million for the nine months ended September 30, 2009 compared to $6.9 million for the nine months ended September 30, 2008.  Net cash used in operating activities consisted mostly of payroll and benefits, and costs associated with legal and accounting services. As a result of our cessation of operations from October 16, 2008 to July 10, 2009, the company has taken several cost savings initiatives to conserve cash. The combination of our cost savings measures and the expected increase in origination revenue are expected to reduce our on-going cash requirements.

Net cash used in investing activities for the nine months ended September 30, 2009 was $2.3 million, which consisted of $2.2 million of investments in borrower loans, and purchases of property plant and equipment of $236.3 thousand, offset by borrower loan repayments of $71.6 thousand.  Net cash used in investing activities for the nine months ended September 30, 2008 was $420.3 thousand, and was comprised solely of purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2009 was approximately $2.15 million, which consisted of proceeds from the issuance of Lender Notes of $2.2 million and proceeds received from the exercise of stock options of $52.3 thousand, offset by repayments of notes of $60.2 thousand and the repayment of long-term debt related to the “Prosper.com” domain name of $20.0 thousand.  Net cash used in financing activities for the nine months ended September 30, 2008 was $2.0 thousand, which consisted of the repayment of  long-term debt of $20.0 thousand, offset by proceeds received from the exercise of stock options of $18.0 thousand.

 Since our inception, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Income Taxes

We incurred no tax provision for the nine months ended September 30, 2009 or 2008.  Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carryforwards.  For the year ended December 31, 2008, the Company had federal and state net operating loss carry forwards of approximately $28 million and net capital losses of approximately $674,000.  The Company also has federal and California research and development tax credits of $278,000 and $293,000, respectively.

ASC Topic 740, Income Taxes (formerly, SFAS No. 109, Accounting for Income Taxes) provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.  We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Off-Balance Sheet Arrangements

As of September 30, 2009, the Company has not engaged in any off-balance sheet financing activities.  We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Additional Information about the Prosper Marketplace Loan Platform

Prosper Rating

Each listing is assigned a Prosper Rating. The Prosper Rating is a letter that indicates the level of risk associated with a listing and corresponds to an estimated average annualized loss rate range, or loss rate, for the listing. This rating system allows Prosper to maintain consistency when assigning a rating to the listing. There are currently seven Prosper Ratings, but this, as well as the loss ranges associated with each, may change over time as the marketplace dictates.

The current Prosper Ratings and the estimated loss ranges associated with them are as follows:

Prosper Rating	Est. Avg. Annual Loss Rate
AA	0.00% - 1.99%
A	2.00% - 3.99%
B	4.00% - 5.99%
C	6.00% - 8.99%
D	9.00% - 11.99%
E	12.00% - 14.99%
HR	>=15.00%

 The loss rate is based on the historical performance of borrowers on Prosper borrower loans with similar characteristics and is determined by two scores: (1) a custom Prosper score, discussed below, and (2) a credit score obtained from a credit reporting agency (currently, Experian’s Scorex PLUS score). The use of these two scores determines an estimated loss rate for each listing, which then determines the Prosper Rating.

The following table provides an example of how the system works. Each of the two scores is divided into 10 segments and each cell indicates an estimated loss rate based on the intersection of the two scores.  The score ranges were chosen based on loss rate differentiation. Estimated net loss rates for the cells in the chart below are based on performance of historical Prosper borrower loans through March 31, 2009, that fall into given cells; cells are combined due to small volumes or similar behavior, or both.  For example, a borrower listing with a Prosper score of 9 and a credit agency score of 715 has an estimated loss rate of 2.1%.  The 2.1% loss rate equates to an “A” Prosper Rating.  The loss rates will be updated at least annually, but no more frequently than quarterly, based on the performance history of the borrower loans.  These are the current estimated loss rates that are published on the Company’s website.

		Experian Scorex PLUS Score
	Prosper Score/ (raw score)	600-619	620-639	640-679	680-699	700-729	730-769	770-799	800 +
1	(35.0-100)	34.5%	34.5%	34.5%	34.5%	34.5%	34.5%	34.5%	34.5%
2	(28.0-34.99)	25%	25%	25%	25%	25%	18%	18%	18%
3	(22.0-27.99)	25%	25%	25%	25%	18%	18%	18%	18%
4	(18.0-21.99)	19%	19%	18%	18%	18%	18%	8.5%	6.2%
5	(13.0-17.99)	19%	19%	18%	18%	18%	18%	8.5%	6.2%
6	(11.0-12.99)	14.7%	14.7%	14%	14%	10%	10%	7%	1.5%
7	(9.0-10.99)	14.7%	14.7%	10%	10%	10%	10%	7%	1.5%
8	(7.0-8.99)	14.7%	14.7%	10%	10%	8%	5%	2.1%	1.5%
9	(4.0-6.99)	14.7%	14.7%	6.5%	6.5%	2.1%	2.1%	2.1%	1.5%
10	(0.0-3.99)	14.7%	14.7%	6.5%	6.5%	2.1%	0.6%	0.6%	0.6%

Recent Loan Originations

The table below shows loan volume and average lender yield by Prosper Rating for originations since July 13, 2009.

July 13th - September 30, 2009 Originations
	Number	Amount	Average Loan Size	Weighted Average Lender Yield
AA	92	450,970	4,902	8.49%
A	141	604,779	4,289	9.97%
B	39	248,097	6,361	13.88%
C	122	394,672	3,235	18.78%
D	94	297,925	3,169	24.07%
E	52	76,799	1,477	27.89%
HR	45	109,997	2,444	27.08%
	585	2,183,239	3,732	15.12%

Historical Performance

The following four tables show loan performance through September 30, 2009 by Prosper Rating and loan age and further segregated by loans originated prior to July 13, 2009 and those originated from July 13, 2009.  Loans originated prior to 2009 were not assigned a Prosper Rating.  In order to view performance on a comparable basis, loans originated prior to 2009 were retroactively assigned a Prosper Rating based upon their applicable listing characteristics.  The “No Rating” category includes loans with a credit score of less than 650 as well as loans for or which we could not generate a Prosper Rating because the credit variables needed to determine the rating were not available..

The table below shows 31-120 day past due delinquency rates for loans originated prior to July 13, 2009.  Loans originated after July 13, 2009 are current, and therefore are not included in the table below.  We consider loans more than 30 days past due to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.

Delinquency Rate by Cycle for Loans Originated Prior to July 13, 2009.
	31+ Days Past Due / Number Loans Outstanding

	Prosper Rating
Age in Months:	AA	A	B	C	D	E	HR	No Rating
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.19%	0.17%	0.00%	0.36%	0.30%	0.66%	0.86%	2.46%
3	0.19%	0.34%	0.00%	0.73%	0.82%	1.01%	2.44%	4.96%
4	0.40%	0.53%	0.33%	1.42%	1.78%	1.02%	4.31%	8.31%
5	0.32%	0.82%	0.68%	1.76%	2.18%	2.27%	6.09%	9.52%
6	0.33%	0.84%	0.69%	2.27%	2.76%	2.84%	7.48%	10.08%
7	0.34%	0.95%	1.07%	3.07%	2.88%	3.81%	8.54%	10.01%
8	0.71%	1.47%	1.47%	3.55%	3.05%	3.73%	9.10%	10.01%
9	0.87%	1.61%	1.49%	3.46%	3.85%	3.83%	9.66%	10.06%
10	0.64%	1.45%	1.54%	3.58%	3.74%	4.77%	9.62%	10.48%
11	0.40%	1.38%	1.59%	3.82%	4.07%	5.54%	9.37%	10.54%
12	0.43%	1.81%	2.10%	3.83%	4.85%	5.58%	9.35%	10.14%
13	0.63%	2.26%	2.74%	3.45%	5.63%	5.14%	10.23%	10.00%
14	0.51%	2.07%	3.05%	4.16%	4.70%	5.33%	10.62%	9.74%
15	0.19%	1.59%	2.26%	4.63%	3.97%	5.93%	10.48%	9.63%
16	0.23%	2.00%	1.90%	4.66%	4.34%	5.90%	10.51%	9.64%
17	0.27%	1.81%	4.48%	5.31%	3.52%	4.13%	9.46%	8.89%
18	0.68%	2.09%	4.39%	4.69%	3.74%	2.38%	10.38%	9.19%
19	0.41%	2.19%	5.15%	2.41%	4.62%	3.39%	10.59%	9.15%
20	0.48%	1.79%	2.35%	1.54%	5.58%	2.58%	9.97%	9.46%
21	1.79%	1.71%	1.35%	2.39%	6.24%	2.36%	10.31%	9.26%
22	2.05%	1.55%	1.61%	4.64%	5.26%	0.90%	11.05%	8.78%
23	1.67%	1.27%	1.82%	5.56%	4.22%	2.00%	10.62%	8.29%
24	0.00%	2.22%	2.38%	5.63%	3.76%	4.94%	10.77%	7.85%
25	1.14%	1.65%	5.00%	4.92%	5.45%	6.85%	10.48%	7.92%
26	1.30%	4.44%	9.68%	5.15%	4.62%	7.55%	10.61%	8.34%
27	1.69%	1.45%	5.00%	2.41%	5.60%	5.41%	8.42%	8.20%
28	0.00%	3.77%	0.00%	0.00%	2.20%	3.45%	8.69%	8.36%
29	0.00%	2.63%	0.00%	0.00%	3.45%	4.35%	7.72%	8.26%
30	0.00%	4.76%	0.00%	0.00%	3.13%	6.67%	10.39%	8.00%
31								7.42%
32								7.22%
33								7.56%
34								7.57%
35								7.60%
36								18.44

The following table shows cumulative average annualized dollar loss rates for loans originated prior to July 13, 2009. As noted above, loans originated after July 13, 2009 are current. Therefore, the following disclosure is not applicable for that population of loans.

Cumulative Average Annual Loss % for Loans Originated Prior to July 13, 2009

	Prosper Rating
Age in Months:	AA	A	B	C	D	E	HR	No Rating
1	0.00%	0.27%	0.00%	0.00%	0.00%	0.00%	0.00%	0.02%
2	0.00%	0.18%	0.00%	0.00%	0.00%	0.00%	0.34%	0.06%
3	0.00%	0.14%	0.00%	0.00%	0.09%	0.00%	0.46%	0.06%
4	0.00%	0.11%	0.00%	0.00%	0.07%	0.00%	0.46%	0.09%
5	0.00%	0.25%	0.00%	0.46%	0.29%	1.44%	1.85%	2.87%
6	0.28%	0.63%	0.00%	2.15%	1.08%	1.32%	3.90%	5.68%
7	0.25%	0.69%	0.00%	3.08%	2.27%	1.51%	5.84%	9.03%
8	0.23%	0.72%	0.00%	3.31%	2.69%	2.75%	8.56%	11.26%
9	0.41%	1.03%	0.12%	4.69%	3.67%	3.83%	10.81%	13.66%
10	0.75%	1.32%	0.78%	6.37%	4.38%	5.16%	12.88%	15.10%
11	1.70%	1.90%	1.27%	6.38%	5.17%	6.41%	14.68%	16.62%
12	1.62%	1.80%	1.21%	7.10%	5.70%	7.30%	16.59%	17.92%
13	1.55%	2.00%	1.34%	7.91%	6.59%	8.51%	17.39%	18.94%
14	1.66%	2.20%	1.68%	7.87%	7.08%	9.50%	18.32%	19.89%
15	1.64%	2.28%	2.25%	8.09%	7.59%	9.54%	19.31%	20.38%
16	1.61%	2.47%	2.29%	8.59%	7.79%	10.02%	20.02%	21.00%
17	1.58%	2.54%	2.71%	8.70%	8.04%	10.49%	20.93%	21.44%
18	1.56%	2.51%	3.19%	8.86%	8.28%	10.91%	21.23%	21.69%
19	1.54%	2.57%	3.15%	9.43%	8.32%	11.09%	21.61%	21.98%
20	1.53%	2.55%	3.80%	9.47%	8.37%	10.99%	22.18%	22.11%
21	1.52%	2.72%	3.77%	9.66%	8.58%	10.91%	22.61%	22.37%
22	1.51%	2.70%	3.74%	9.62%	8.72%	10.90%	22.74%	22.74%
23	1.61%	2.71%	3.73%	9.60%	9.00%	10.85%	23.07%	22.94%
24	1.61%	2.70%	3.71%	9.66%	9.02%	10.80%	23.29%	23.06%
25	1.61%	2.69%	3.70%	9.74%	9.03%	10.82%	23.40%	23.18%
26	1.60%	2.69%	3.70%	9.80%	9.01%	10.81%	23.51%	23.31%
27	1.60%	2.70%	3.79%	9.84%	9.10%	11.13%	23.63%	23.38%
28	1.65%	2.70%	4.00%	9.94%	9.14%	11.17%	23.69%	23.44%
29	1.65%	2.72%	3.99%	9.94%	9.13%	11.16%	23.71%	23.56%
30	1.65%	2.72%	3.99%	9.94%	9.13%	11.16%	23.72%	23.65%
31								23.70%
32								23.78%
33								23.83%
34								23.86%
35								23.89%
36								23.93%

Historical Information About Prosper Borrower Members and Outstanding Borrower Loans

From November 2005 through July 12, 2009, Prosper facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624.  As of September 30, 2009, 41.9% of the borrower loans were current, 27.1% were paid in full, 0.8% were 16 to 30 days past due, 3.5% were more than 30 days past due, and 26.5% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.  Of the 29,013 borrower loans 10,927 loans, or 38%, had been greater than 15 days past due at any time, 9,657 loans, or 33%, had been more than 30 days past due at any time, 8,663 or 30%, had been more than 60 days past due at any time. A total of 76 loans, with an aggregate original principal amount of $552,402 (0.3% of total) were repurchased by Prosper due to identification theft or operational issues.

The defaulted loans as of September 30, 2009 were comprised of 7,691 borrower loans, equaling a total net defaulted amount of $38,627,031.  Of these 7,691 defaulted loans, 807 were loans in which the borrowers had filed for bankruptcy, equaling $4,389,455 in net defaulted amount.

The following table presents additional aggregated information as of September 30, 2009 regarding delinquencies, defaults and borrower payments, grouped by Prosper Rating, for all loans originated on our website from November 2005 through July 12, 2009.  With respect to delinquent borrower loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of September 30, 2009.

Loan Originations
November 2005 - July 12, 2009
(as of September 30, 2009)

	Total Loan Originations		Current Loans & 1-15 Days Past Due			16-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	1148	$5,610,741	529	$2,932,320	$1,487,283	3	$30,500	$12,290
A	1241	$6,315,414	726	$3,973,451	$2,024,847	5	$19,200	$11,234
B	319	$2,254,565	174	$1,207,754	$598,327	2	$8,600	$5,598
C	1448	$11,287,831	886	$6,453,597	$3,377,052	10	$80,118	$54,035
D	2048	$14,156,042	1276	$8,523,551	$4,461,914	16	$126,454	$78,069
E	622	$3,750,560	396	$2,259,166	$1,219,559	4	$19,150	$12,354
HR	6914	$67,881,305	3419	$30,092,605	$14,676,637	94	$1,036,200	$541,307
No Rating 1	15273	$67,881,166	4750	$18,713,321	$7,130,904	92	$329,729	$149,066

	29,013	$179,137,624	12,156	$74,155,765	$34,976,524	226	$1,649,951	$863,953
	avg loan size:	$6,174

percent of total			41.9%	41.4%		0.8%	0.9%

	Paid In Full		31+ Days Past Due			Defaulted 2
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA	592	$2,440,156	6	$93,000	$57,803	16	$106,765	$83,787
A	440	$1,959,363	22	$143,025	$89,003	45	$214,625	$169,932
B	121	$867,311	5	$39,000	$25,006	17	$131,900	$92,276
C	363	$2,757,005	53	$564,800	$357,160	127	$1,361,211	$1,058,350
D	459	$3,233,282	73	$512,595	$326,664	221	$1,752,360	$1,356,330
E	123	$746,819	24	$187,300	$126,219	74	$537,125	$432,023
HR	1130	$11,254,710	337	$3,392,445	$2,044,253	1923	$21,918,145	$17,183,064
No Rating 1	4635	$21,710,147	481	$2,075,156	$895,130	5268	$24,781,261	$18,251,269

	7,863	$44,968,793	1,001	$7,007,321	$3,921,237	7,691	$50,803,393	$38,627,031

percent of total	27.1%	25.1%	3.5%	3.9%		26.5%	28.4%

	Repurchased					Default due to Delinquency:
Prosper Rating	Number	Origination Amount					6,884	$34,237,576
AA	2	$8,000
A	3	$5,750
B	0	$-				Default due to Bankruptcy3 :
C	9	$71,100					807	$4,389,455
D	3	$7,800
E	1	$1,000
HR	11	$187,200
No Rating 1	47	$271,552

	76	$552,402
percent of total	0.3%	0.3%

1	includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating
2	includes all loans >120 days past due
3
 Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due.  If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

From July 13, 2009 through September 30, 2009, Prosper facilitated 585 borrower loans with an average original principal amount of $3,732 and an aggregate original principal amount of $2,183,239.  As of September 30, 2009, 98.5% of the borrower loans were current or had not reached their first billing cycle and 1.5% were paid in full.  As of September 30, 2009, no loans were delinquent or had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has filed a bankruptcy or which has been discharged in bankruptcy.  Of the 585 borrower loans no loans had been greater than 15 days past due at any time. There were no loans originated during this period that were repurchased by Prosper due to identification theft or operational issues.

The following table presents additional aggregated information as of September 30, 2009, grouped by the Prosper Rating, for all loans originated on our website from July 13, 2009 through September 30, 2009.

Loan Originations
July 13, 2009 - September 30th, 2009
(as of Sept 30, 2009)

	Total Loan Originations		Current Loans & 1-15 Days Past Due			16-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	92	$450,970	91	$446,970	$439,237	0	$-	$-
A	141	$604,779	138	$586,779	$574,139	0	$-	$-
B	39	$248,097	39	$248,097	$244,354	0	$-	$-
C	122	$394,672	122	$394,672	$388,238	0	$-	$-
D	94	$297,925	91	$294,925	$291,681	0	$-	$-
E	52	$76,799	52	$76,799	$75,880	0	$-	$-
HR	45	$109,997	43	$103,797	$98,062	0	$-	$-

	585	2,183,239	576	$2,152,039	$2,111,590	-	$-	$-
	avg loan size:	$3,732

percent of total			98.5%	98.6%		0.0%	0.0%

	Paid In Full		31+ Days Past Due			Defaulted 1
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Defaulted Principal
AA	1	$4,000	0	$-	$-	0	$-	$-
A	3	$18,000	0	$-	$-	0	$-	$-
B	0	$-	0	$-	$-	0	$-	$-
C	0	$-	0	$-	$-	0	$-	$-
D	3	$3,000	0	$-	$-	0	$-	$-
E	0	$-	0	$-	$-	0	$-	$-
HR	2	$6,200	0	$-	$-	0	$-	$-

	9	$31,200	-	$-	$-	-	-	-

percent of total	1.5%	1.4%	0.0%	0.0%		0.0%	$0.0%	$

	Repurchased					Default due to Delinquency:
Prosper Rating	Number	Origination Amount					-	$-
AA	0	$-
A	0	$-
B	0	$-				Default due to Bankruptcy 2 :
C	0	$-					-	$-
D	0	$-
E	0	$-
HR	0	$-

	-	$-
percent of total	0.0%	0.0%

1	includes all loans >120 days past due
2
Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due.  If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

The following table presents aggregate information as of September 30, 2009 on the results of our collection efforts for all loans that became more than 30 days past due at any time, grouped by Prosper Rating.  For purposes of this portfolio analysis, we have excluded the 76 loans that Prosper repurchased, due to identity theft or operational issues.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections	(#) of Loans Charged-off Due to Delinquency	Gross Aggregate Principal Balance of Loans Charged-Off Due to Delinquency	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	26	$223,765	$14,705	$22,596	12	$65,857	$1,825	$64,032
A	75	$396,733	$26,132	$17,833	34	$120,079	$-	$120,079
B	25	$186,100	$12,313	$2,673	13	$63,826	$-	$63,826
C	197	$2,082,868	$140,930	$106,196	94	$855,330	$11,330	$844,000
D	330	$2,548,355	$177,377	$118,098	180	$1,097,582	$15,280	$1,082,302
E	110	$770,570	$55,793	$18,879	65	$389,351	$3,155	$386,196
HR	2,458	$27,235,605	$1,984,731	$1,019,755	1,700	$15,373,744	$183,489	$15,190,254
NA	6,355	$29,233,819	$2,247,580	$1,564,449	4,786	$17,075,783	$588,898	$16,486,885

Totals	9,576	$62,677,816	$4,659,561	$2,870,478	6,884	$35,041,553	$803,977	$34,237,576

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

As required by Exchange Act Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The discussion of the NASAA settlement agreement and the class action lawsuit set forth in “Note 11. Commitment and Contingencies” of the registrant’s Notes to Consolidated Financial Statements contained in Part I, Item 1 of this report is incorporated herein by reference.  We are not currently subject to any other material legal proceedings.  Except for the above matters, we are not aware of any litigation matters which have had, or are expected to have, a material adverse effect on us.

Item 1A. Risk Factors.

The discussion in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in the prospectus for the Notes dated July 13, 2009 and filed with the SEC. These risk factors describe various risks and uncertainties. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition, these risks could have a material adverse effect on the value of the Notes you purchase and could cause you to lose all or part of your initial purchase price or future principal and interest payments you expect to receive.  You should also refer to the individual borrower profiles and borrower credit information provided on our platform.

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

Some of the borrowers on our platform are people who have had difficulty obtaining loans from banks and other financial institutions on favorable terms, or on any terms at all, due to credit problems, limited credit histories, adverse financial circumstances, or high debt-to-income ratios.  Therefore, acquiring Notes that are dependent for payment on payments we receive on the corresponding borrower loans of such borrowers may present a high risk of loan delinquency or default.  Since our inception in November 2005 through July 12, 2009, we facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624 on our platform.  A total of 76 loans were repurchased by Prosper due to identify theft or operational issues.  As of September 30, 2009, of the 29,013 borrower loans, 41.9% were current, 27.1% were paid in full, 0.8% were 16 to 30 days late, and 3.5% were more than 30 days late.  In addition, of these 29,013 loans:

•	10,927 loans, or 37.7%, have been more than 15 days past due on at least one occasion;

•	9,657 loans, or 33.3% have been more than 30 days past due on at least one occasion;

•	8,663 loans, or 29.9% have been more than 60 days past due on at least one occasion;

•	7,691 loans or 26.5% had defaulted (a borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy).

From July 13, 2009 to September 30, 2009, we facilitated 585 borrower loans with an average original principal amount of $3,732 and an aggregate original principal amount of $2,183,239 on our platform.  There have been no repurchases by Prosper due to identity theft or operational issues.  As of September 30, 2009, of the 585 borrower loans, 98.5% were current or had not reached their first billing cycle, 1.5% were paid in full, and no loans were delinquent.

Selected historical loss rates on the Notes can be found in Part 1, Item 2 of this report under "Historical Information about Our Prosper Borrower Members and Outstanding Borrower Loans.”  There can be no assurance that such historical loss rates will be indicative of future loss rates or the likelihood of the delinquency or default by a borrower under a borrower loan upon which a series of Notes is dependent for payment.

If payments on the corresponding borrower loans relating to your Notes become more than 30 days overdue, it is likely you will not receive the full principal and interest payments that you expect to receive on your Notes, and you may not recover any of your original purchase price.

If a borrower fails to make a required payment on a borrower loan within 30 days of the due date, we will pursue reasonable collection efforts in respect of the borrower loan.  Referral of a delinquent borrower loan to a collection agency within five (5) business days after it becomes thirty days past due will be considered reasonable collection efforts.  Since our inception in November 2005 through July 12, 2009, we facilitated 29,013 borrower loans.  A total of 76 loans were repurchased by Prosper due to identity theft or operational issues with respect to the 29,013 borrower loans.  With respect to these 29,013 borrower loans as of September 30, 2009:

•	0.8% were 16 to 30 days late and 37.7% had been more than 15 days past due on at least one occasion; and

•	3.5% were more than 30 days late and 33.3%, had been more than 30 days past due on at least one occasion.

From July 13, 2009 to September 30, 2009, we facilitated 585 borrower loans.  Of these 585 borrower loans, there were no loans repurchased by Prosper due to identity theft or operational issues, as of September 30, 2009.  With respect to these 585 borrower loans as of September 30, 2009:

•	none were 16 to 30 days late and none had been more than 15 days past due on at least one occasion; and

•	none were more than 30 days late and none had been more than 30 days past due on at least one occasion.

If we refer a borrower loan to a collection agency, Prosper will not have any other obligation to attempt to collect that borrower loan.  We may also handle collection efforts in respect of a delinquent borrower loan directly.  If payment amounts on a delinquent borrower loan are received from a borrower more than 30 days after their due date, if the delinquent loan is referred to an outside collection agency, that collection agency will retain a percentage of any funds recovered from such borrower as a servicing fee before any principal or interest becomes payable to you from recovered amounts in respect of Notes related to the corresponding borrower loan.  Collection fees range from 15% to 40% of recovered amounts.

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

•
On November 26, 2008, Prosper and the North American Securities Administrators Association, or “NASAA,” executed a settlement term sheet.  The term sheet sets forth the material terms of a consent order to resolve matters relating to our sale and offer of unregistered securities and the omission of material facts in connection with such offers and sales.  NASAA will recommend that each state adopt the terms of the settlement, however, the settlement is not binding on any state.  The terms of the settlement involved our payment of up to $1 million, which NASAA will allocate among the 50 states and the District of Columbia, where we conduct business, based on the loan sale transaction volume in each state.  We will not be required to pay any portion of the fine allocated to those states that do not execute a consent order with Prosper.  The terms of the settlement require the states to terminate their investigation of our activities related to the sale of securities before November 24, 2008.  If a state does not elect to participate in the NASAA settlement, such state would not be prevented from pursuing its own remedies in connection with our sale of securities before November 24, 2008.  On April 21, 2009, we reached agreement with NASAA on the final terms of the consent order for consideration by the states.  As of September 30, 2009 and December 31, 2008, the Company had accrued $387,392 and $417,000, respectively, in connection with this contingent liability in accordance with SFAS No. 5.  As of September 30, 2009, we had entered into 25 consent order agreements and have paid an aggregate of $325,320 in penalties.

•
On November 26, 2008, plaintiffs, Christian Hellum, William Barnwell and David Booth, individually and on behalf of all other plaintiffs similarly situated, filed a class action lawsuit against us, certain of our executive officers and our directors in the Superior Court of California, County of San Francisco, California.  The suit was brought on behalf of all loan note purchasers in our online lending platform from January 1, 2006 through October 14, 2008.  The lawsuit alleges that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws.  The lawsuit seeks class certification, damages and the right of rescission against Prosper and the other named defendants, as well as treble damages against Prosper and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest.

Some of the individual defendants filed a demurrer to the First Amended Complaint, which was heard on June 11, 2009 and sustained by the court with leave to amend until July 10, 2009.  The plaintiffs filed a Second Amended Complaint on July 10, 2009, to which the same individual defendants demurred.  On September 15, 2009, this demurrer was sustained by the court without leave to amend.

Prosper’s insurance carrier with respect to the class action lawsuit, Greenwich Insurance Company (“Greenwich”), has denied coverage.  On August 21, 2009, Prosper filed suit against Greenwich in the Superior Court of California, County of San Francisco, California.  The lawsuit seeks a declaration that Prosper is entitled to coverage under its policy with Greenwich for losses arising out of the class action lawsuit as well as damages and the award of attorneys’ fees and pre-judgment and post-judgment interest.

We intend to vigorously defend the class-action lawsuit and vigorously prosecute our suit against Greenwich.  We cannot, however, presently determine or estimate the final outcome of either lawsuit, and there can be no assurance that either matter will be finally resolved in our favor.  If the class-action lawsuit is not resolved in our favor, we might be obliged to pay damages, and might be subject to such equitable relief as a court may determine.  If our lawsuit against Greenwich is not resolved in our favor, we might not be able to recover any proceeds from Greenwich to offset any losses we incur in the class action lawsuit.

As a result of our prior operations, our lender members who hold these loans may be entitled to rescind their purchase and be paid their unpaid principal amount of the borrower loans plus statutory interest.  In addition, as of September 30, 2009, the aggregate principal amount of loans purchased from inception through October 14, 2008, by non affiliated purchasers on our platform of $178.1 million ($179.1 million total originations), of which $38.5 million had defaulted ($38.6 million total defaulted), and $39.6 million remained outstanding ($39.8 million total remained outstanding).  Prosper is potentially liable for the remaining outstanding principal amount if the current borrowers stop making payments.  We have not recorded an accrued loss contingency in respect of this contingent liability, although we intend to continue to monitor the situation.  Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation; however, the statute of limitations periods under state laws may extend for a longer period of time.  If a significant number of our lender members sought rescission, or if the class action securities lawsuit is successful, our ability to maintain our platform and service the borrower loans to which the Notes correspond may be adversely affected.

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through 2010.

Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through 2010.  For the periods ended September 30, 2009 and 2008 we had negative cash flows from operations of $7.6 million and $6.9 million, respectively.  Additionally, since our inception through September 30, 2009, we have an accumulated deficit of $37.9 million.

We have financed our operations, to date, with proceeds from the sale of equity securities.  At September 30, 2009, we had approximately $2.1 million in unrestricted cash and cash equivalents, which we believe will be sufficient to fund our operations through 2009.  We are dependent upon raising additional capital or debt financing to fund our current operating plan.  Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern.  Further, an unfavorable outcome of the class action lawsuit at the high end of the range could hinder Prosper’s ability to continue its operations, absent other extenuating circumstances.   Further, we can provide no assurances as to the availability or terms upon which the required financing and capital might be available.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On July 13, 2009, we commenced a public offering of up to $500,000,000 in principal amount of our Borrower Payment Dependent Notes pursuant to a Registration Statement on Form S-1 (File No. 333-147019). The offering is a continuous offering and remains ongoing. The registration statement was declared effective by the SEC on July 10, 2009.  From July 13, 2009 to November 11, 2009, we sold $4,919,588 in principal amount of Notes at 100% of their principal amount.  The Notes are offered only through our website, and there are no underwriters or underwriting discounts. As set forth in the registration statement, we are incurring estimated expenses of approximately $1,627,145 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a borrower loan through our platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

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

Prosper Marketplace, Inc.
Date: November 13, 2009	By:	/s/ Christian A. Larsen
		Name:	Christian A. Larsen
		Title:	Chief Executive Officer (Principal Executive Officer)

Prosper Marketplace, Inc.
Date: November 13, 2009	By:	/s/ Kirk T. Inglis
		Name:	Kirk T. Inglis
		Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.