Form 10-K
period 2009-12-31
PROSPER MARKETPLACE INC
filed 2010-03-31
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-147019

Prosper Marketplace, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-1733867 (I.R.S. Employer Identification No.)

111 Sutter Street, 22nd Floor San Francisco, CA 94104 (Address of principal executive offices)	94104 (Zip Code)

(415) 593-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of March 31, 2010 there were 4,457,067 shares of the registrant’s common stock outstanding.

PROSPER MARKETPLACE, INC.

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
•	the performance of the Notes, which are special, limited obligations that are not secured, guaranteed or insured;

•	our ability to make payments on the Notes, including in the event that borrowers fail to make payments on the Notes;

•	the reliability of the information about borrowers that is supplied by borrowers;

•	our ability to service the loans, and the ability of Prosper or a third party debt collector to pursue collection against any borrower, including in the event of fraud or identity theft;

•	credit risks posed by the credit worthiness of borrowers, the lack of a maximum debt-to-income ratio for borrowers, and the effectiveness of Prosper’s credit rating systems;

•	actions by some borrowers to defraud lender members and risks associated with identity theft;

•	our limited operational history and lack of significant historical performance data about borrower performance;

•	the impact of current economic conditions on the performance of the Notes and loss rates of the Notes;

•
payments by borrowers on the loans in light of the facts that the loans do not impose restrictions on borrowers, and that the interest rates on the loans are determined by an auction process and not directly by the creditworthiness of the borrower or prevailing interest rates;

•	our compliance with applicable local, state and federal law, including the Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;

•	the application of federal and state bankruptcy and insolvency laws to borrowers and to Prosper;

•	the impact of borrower defaults and prepayments on the return on the Notes;

•	the lack of a public trading market for the Notes and the ability to resell the Notes on the Note Trader platform;

•	the federal income tax treatment of an investment in the Notes;

•	the resolution of pending litigation involving Prosper, including any state or federal securities litigation; and

•	our ability to compete successfully in the peer-to-peer and consumer lending industry.

       There may be other factors that may cause our actual results to differ materially from the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Annual Report on Form 10-K for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

     All forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

PART I

Item 1. Business

ABOUT THE PLATFORM

Overview

Our platform enables our borrower members to borrow money and our lender members to purchase Notes issued by Prosper, the proceeds of which facilitate the funding of specific loans made to borrowers.  Our platform also allows for the formation of community groups and allows our borrower members to participate on our platform as a member of a group.  Prosper borrower members do not need to join a group in order to request borrower loans on our platform.

Online peer-to-peer lending is a new approach to consumer finance.  Peer-to-peer lending uses an Internet-based network to connect borrower and lender members.  Our platform generally provides transactional services for the online network, including screening borrowers for borrowing eligibility and facilitating payments.  Our platform allows borrower members and lender members to connect with each other using a combination of financial and social criteria.  Online peer-to-peer lending also entails significantly lower operating costs compared to traditional banking and commercial finance institutions because there are no physical branches and related infrastructure.

As an early participant in the development of online peer-to-peer lending, Prosper views consumer finance delivered through an online peer-to-peer platform as an important new market opportunity, as well as a method of providing much needed transparency and liquidity in the consumer lending and capital markets.  Key drivers of peer-to-peer lending include the following:

•the possibility of lower interest rates for borrower members;

•the possibility of attractive interest rates and yield percentages for lender members;

•the possibility for lender members and borrower members to help each other by participating in our platform to their mutual benefit;

•tightening consumer credit markets, particularly among traditional banking institutions; and

•growing acceptance of the Internet as an efficient and convenient forum for consumer transactions.

How the Platform Operates

Our platform is an online auction-style marketplace that permits our lender members to bid on listings and purchase promissory notes from Prosper, or “Notes,” that are dependent for payment on payments we receive on the corresponding borrower loans described in the listing.  All listings on our platform are posted by individual consumer members of Prosper requesting individual consumer loans, which we refer to as “borrower listings” or “listings” and “borrower loans,” respectively.  We refer to the persons obligated to make payments under the borrower loans as “borrowers” or “borrower members.”

Our platform operates online only and is available to Prosper borrower members in all states except Iowa, Maine and North Dakota.  Prosper is available to lender members in the following states: California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Louisiana, Maine, Minnesota, Missouri, Mississippi, Montana, Nevada, New Hampshire, New York, Oregon, Rhode Island, South Carolina, South Dakota, Utah, Virginia, Washington, Wisconsin and Wyoming, subject to state suitability requirements.   Our registration, processing and payment systems are automated and electronic.  We have no physical branches, no deposit-taking and interest payment activities and extremely limited loan underwriting activities.  Our website provides detailed information about our platform, including detailed fee information, the full text of our member legal agreements, help pages and white papers.  In addition to the customer support materials available on our website, we make additional customer support available to members by email and phone.  Our customer support team is currently located at our headquarters in San Francisco, California.

We attract lender members and borrowers to our website, www.prosper.com, through a variety of sources.  We drive traffic through referrals from other parties (which include online communities, social networks and marketers), through search engine results and through online and offline advertising.  We are not dependent on any one source of traffic to our website.  As of December 31, 2009, our website was receiving an average of approximately 196,000 unique visitors per month.

We generate revenue by charging lender members ongoing servicing fees on the Notes they have purchased, and from transaction fees paid by borrower members on borrower loans.  For the fiscal year ended December 31, 2009, we originated $8,886,296 of loans. Because we collect small fees and other revenue from thousands of borrowers, no single borrower has accounted for more than 1.0% of our revenue during our fiscal year ended December 31, 2009.

Platform Participants, Registration Requirements and Minimum Credit Criteria

All platform participants must register with Prosper and agree to our platform rules and terms of use, including consent to receipt of disclosures electronically.  At the time of registration, individuals or authorized institutional agents must provide their name, address and an email address.  After responding to an email verification, registrants must agree to the terms and conditions (including the applicable registration agreement) for the specific role for which they are registering.

Borrower Members

A borrower member may be any natural person at least 18 years of age who is a U.S. resident in a state where loans through the platform are available, with a bank account and a social security number.  After passing Prosper’s anti-fraud and identity verification process, borrower members can request unsecured borrower loans at interest rates which are determined by an auction process.  We allow borrower members to post listings on our platform regardless of their income, although we reserve the right to restrict access to our platform by setting minimum credit or other guidelines for borrower members.

When a borrower member requests a borrower loan, we evaluate whether the borrower meets the underwriting criteria we established with our origination partner, WebBank.  WebBank makes loans to borrower members and then sells and assigns the promissory notes evidencing those loans to us.  The underwriting criteria apply for all borrower loans originated through our platform and may not be changed without WebBank’s consent.  The underwriting criteria requires that borrowers have a minimum credit score of a specified threshold amount (currently 640, except that the minimum is 600 for borrower members who (1) had previously obtained a borrower loan and paid off the loan in full, or (2) are seeking a second loan and are otherwise eligible for a second loan), and no prior charge-offs on borrower loans originated through our platform. In addition, Prosper has established a methodology that sets a minimum interest rate for a particular loan listing, which is based on the Prosper Rating assigned to the listing.  The minimum interest rate applicable to each listing will be the interest rate that corresponds to the yield percentage calculated by adding the national average certificate of deposit rate that matches the term of the borrower loan, as published by BankRate.com, to the minimum estimated loss rate associated with the Prosper Rating assigned to the listing, which estimated loss rate is based on the historical performance of similar Prosper borrower loans.  For listings with AA Prosper Ratings, an estimated loss rate of 1.0%, which represents the middle of the estimated loss rate range, is added to the national average certificate of deposit rate to determine the minimum yield percentage. In connection with our identity and anti-fraud verification of borrower members, we verify the deposit account into which the loan proceeds will be deposited, to determine that the borrower member is a holder of record of the account.  Even if a listing receives bids in the total amount requested, Prosper will cancel the listing without funding the requested borrower loan if we are unable to verify the borrower member’s account.  While we attempt to authenticate each platform participant’s identity, our fraud checks could fail to detect identity theft, fraud and inaccuracies.  See “Risk Factors—Risks Related to Borrower Default” for more information.

Borrower members may have up to two borrower loans outstanding at any one time, provided that the aggregate outstanding principal balance of both borrower loans does not exceed the then-current maximum allowable loan amount for borrower loans (currently $25,000).  Currently, to be eligible to obtain a second borrower loan while an existing loan is outstanding:

•Borrower members must be current on their existing borrower loan, and must not have been more than fifteen days past due in making their most recent monthly borrower loan payments for a specified number of months (between six and twelve, depending on the borrower’s credit score range);

•Borrower members may not post a listing for a second borrower loan within six to twelve months (depending on the borrower’s credit score range) following the date of origination of their existing borrower loan; and

•the borrower member’s credit score must be 600 or more, and must not drop more than a specified number of points (currently twenty to forty points, depending on the borrower’s credit score range at time the existing loan was obtained) below the borrower member’s credit score at the time its existing borrower loan was obtained.

Our underwriting requirements for borrower loans, including eligibility requirements for second loans, are subject to change from time to time.

Lender Members

Our lender members are individuals and institutions that have the opportunity to buy our Notes.  Lender members must register on our website.  During lender registration, potential lender members must agree to a credit profile authorization statement for identification purposes, a tax withholding statement and the terms and conditions of our website.  Lender members must also enter into a lender registration agreement with us, which agreement governs all sales of our Notes to the lender members.  Lender members are not required to give credit information to the same extent as borrower members.  An individual lender member must be a natural person at least 18 years of age and a U.S. resident, must provide his or her social security number and may provide his or her state driver’s license or state identification card number.  Institutions must provide their taxpayer identification numbers to us.  At the time a lender member registers with Prosper, the lender member must agree to the rules, limitations, processes and procedures established by Prosper for originating, servicing and collecting borrower loans, and for purchasing Notes from Prosper through our platform.  In addition, the lender member must satisfy any minimum financial suitability standards and maximum investment limits established for the platform or the Note Trader platform, as then in effect, by the state in which the lender member resides.  Prior to bidding on a listing, lender members must transfer funds to an account maintained on our platform, which we refer to as a “funding account.” The funding account holds all funds supporting a lender member’s bids and all Note payments payable to the lender member are deposited in the funding account.

Groups and Group Leaders

Borrower and lender members may choose to belong to certain groups of people with common interests.  Groups can be any formal or informal collection of people with common interests, including social, cultural, ethnic, professional, education-based, geographical, athletic, religious or any other official or unofficial affiliation.  Groups may consist of borrowers, lender members or registered Prosper users who have not taken a role, or any combination of the above.  Groups allow people to join together for the common goal of borrowing money at desirable interest rates and give borrowers an additional incentive—the borrower’s reputation within the group—to meet their obligation to repay a borrower loan.

Groups are headed by group leaders who display their groups on the Prosper website and may invite prospective borrowers to our platform.  Group leaders are individuals who serve as the head of a group.  An individual must be registered as a borrower member or a lender member on our platform in order to register as a group leader.  Group leaders are able to condition membership on personal facts and characteristics that may not be available to other members generally.  Group leaders also have the ability, if they so choose, to review and approve their group members’ listings before they are posted on our platform for bidding.  Group leaders may only act as a leader of one group and do not guarantee payments on any borrower loan or Note.

Borrower members who are not already members of a group may request membership in a group in order to be eligible to post listings on our platform as part of a group.  Borrower members’ group membership requests are forwarded by Prosper to the applicable group leader, who determines and communicates whether the borrower has been accepted into the group.  A borrower member may only belong to one group at a time.  Once accepted into a group, borrowers are eligible to post listings on our platform as part of the group.  Borrower listings identify the group, if any, to which the borrower belongs.  We believe that a borrower’s identification with a group may attract bids from lender members with similar interests, resulting in borrower loans with potentially lower interest rates for the group’s borrowers, or a greater likelihood of loan funding.

WebBank

WebBank is an FDIC-insured Utah-chartered industrial bank and direct lender that makes loans to borrower members and sells and assigns the promissory notes evidencing borrower loans to Prosper.

Borrower Financial Information Is Generally Not Verified by Prosper

We reserve the right in our member agreements to verify the accuracy of all statements and information provided by Prosper borrower members, lender members and group leaders in connection with listings, bids and borrower loans.  We may conduct our review at any time—before, during or after the posting of a listing, or before or after the funding of a borrower loan.  If we are unable to verify material information with respect to a Prosper borrower member, listing or bid, we may cancel or refuse to post a listing, or cancel any or all bids against a listing.  We may also delay funding of a borrower loan in order to enable us to verify the accuracy of information provided by a Prosper borrower member, a lender member or a group leader in connection with the listing or bids, and to determine whether there are any irregularities with respect to the listing or bids.  We may also cancel the funding of a borrower loan, even if the listing garners a sufficient amount of purchase commitments for Notes to otherwise support the funding of the corresponding borrower loan, if material misstatements or inaccuracies are found in the listing or in other information provided by the Prosper borrower member.

Prosper Borrower Listings

In most instances, we do not verify the income, employment and occupation or any other information provided by borrower members in listings.  Lender members should not rely on unverified information provided by Prosper borrower members.  The borrower member’s income, employment and occupation is self-reported, and we derive the borrower member’s debt-to-income ratio, or “DTI,” from a combination of the borrower member’s self-reported income and information from the borrower member’s credit report.  The credit data that appears in listings is taken directly from a credit report obtained on the borrower member from a consumer reporting agency, without any review or verification by Prosper.  We do not verify any statements by borrower members as to how borrower loan proceeds are to be used and we do not confirm that the loan proceeds were used in the intended manner after funding.  Although Prosper borrower members may provide proof of homeownership to establish homeownership status, in most instances homeownership status is derived from the borrower member’s credit report.  We do not verify this information, however.  For example, if the credit report reflects an active mortgage loan, the borrower member is presumed to be a homeowner.  Similarly, the information in the borrower’s answers to questions posted by lenders, the information in any recommendations from the borrower’s Prosper friends, and statements by the borrower concerning why the loan is being requested, and of the borrower’s financial situation, are displayed in the listing without having been verified by Prosper.

If the borrower members fail to provide satisfactory information in response to an income or employment verification inquiry, we may request additional information from the borrower member or cancel the borrower member’s listing or refuse to proceed with the funding of the borrower loan.  In addition, where we choose to verify the income, employment and occupation or other information provided by Prosper borrower members in listings, the verification is normally done after the listing has been already been created and bidding is substantially completed.  In such cases, the results of Prosper’s verification are not reflected in the listings themselves.  When a listing fails verification, Prosper cancels the listing with the appropriate reason code.  This automatically triggers a notice to the borrower and the winning bidding lender members that the listing was cancelled, and an adverse action message is sent to the borrower (indicating the reasons for cancellation). The Lender member’s funds for the cancelled listing are then made immediately available for further bidding within the lender member’s Prosper account.

We conduct income and employment verification entirely at our discretion as an additional credit and fraud screening mechanism, which may be useful in certain circumstances in screening our platform against exaggerated income and employment representations from Prosper borrower members.  Lender members, however, should not rely on a Prosper borrower member’s stated employment or income or on our ability to perform income and employment verifications.  We cannot assure lender members that we will continue performing income and employment verifications.  We determine whether to verify a Prosper borrower member’s income and employment information primarily based on our analysis of the following factors using a propriety algorithm and matrix:

•Prosper Rating;

•loan amount;

•stated income; and

•debt-to-income ratio.

Between July 14, 2009 and December 31, 2009 (based on auction start time), we verified employment and/or income on approximately 39% of borrower listings that had bids totaling 70% or more of the requested loan amount (1,099 out of 2,802).  However, these listings represented more than 70% of the aggregate dollar amount of loan requests ($9,239,691 out of $13,198,391).  In looking at the verifications by Prosper rating:

•	AA, A and B Prosper ratings – 50% of the listings (612 out of 1229) and 78% of the requested dollars ($5,466,189 out of $7,056,401) received employment and/or income verification.

•	C and D Prosper ratings – 37% of the listings (396 out of 1067) and 69% of the requested dollars ($3,263,992 out of $4,718,744) went through verification.

•	E and HR Prosper ratings – 18% of the listings (91 of 506) and 36% of the requested dollars ($509,510 out of $1,423,246) went through verification.

When we perform these verifications, we contact the borrower member and/or their stated employer to request additional information.  Of the borrower members undergoing verification during this period:

•	Approximately 70% of the listings (765 out of 1099) and 67% of the requested dollars ($6,224,476 out of $9,239,691) provided us with satisfactory responses and received a borrower loan;

•
Approximately 16% of listings (177 out of 1099) and 17% of requested dollars ($1,541,673 out of $9,239,691) withdrew their listings, or failed to receive bids totaling the amount of their request loans.

•	Approximately 8% of listings (83 out of 1099) and 8% of requested dollars ($770,345 out of $9,239,691) provided responses that were deemed unsatisfactory and their listings were cancelled.

•	Approximately 7% of listings (74 out of 1099) and 8% of requested dollars ($703,197 out of $9,239,691) failed to supply the requested information and their listings were cancelled.

Finally, it should be noted that of the 1,703 listings and $3,958,700 of requested dollars that did not undergo income/employment verification, 182  listings (10.7%) and $395,380 in requested dollars (10.0%) did not provide satisfactory responses, or did not respond, to information requests regarding identity, address or bank account ownership verification and their listings were cancelled.

We expect that the percentage of listings for which we conduct income and employment verifications, and the percentage of Prosper borrower members who ultimately have their income and employment verified, will decline as our volumes increase.  See “Risk Factors—Risks Related to Borrower Default—Information supplied by borrowers may be inaccurate or intentionally false” and “—Your recourse will be extremely limited in the event that borrower information is inaccurate for any reason” for more information.

Prosper’s Note Repurchase and Indemnification Obligations

Under the lender registration agreement, in the event of a material default under a series of Notes due to verifiable identity theft of the named borrower’s identity, Prosper will repurchase the Note and credit the lender members’ account with the remaining unpaid principal balance of the Note.  The determination of whether verifiable identity theft has occurred is in our sole discretion.  We generally recognize the occurrence of identity fraud upon receipt of a police report regarding the identity fraud.  This remedy for identity fraud only provides an assurance that our borrower identity verification is accurate; in no way is it a guarantee of a borrower’s self-reported information (beyond the borrower’s identity) or a borrower’s creditworthiness.  We expect the incidence of identity fraud on our platform to be low because of our identity verification process. As of December 31, 2009, we had experienced 23 cases of confirmed identity fraud affecting 36 loans since our inception.  In these cases, we received a police report and identity theft affidavit from the victim of the identity fraud, evidencing that identity fraud had occurred.

Prosper has the exclusive right to investigate claims of identity theft and determine, in its sole discretion, whether verifiable identity theft has occurred.  As Prosper is the sole entity with the ability to investigate and determine verifiable identity theft, which triggers its repurchase obligation, a conflict of interest exists as the denial of a claim under Prosper’s identity theft guarantee would save Prosper from its repurchase obligation. There are, however, three factors that mitigate the risk of this conflict.  Without the protection offered by this guarantee, fewer potential lenders will have the confidence to participate on the site, limiting Prosper’s growth and long term profitability.  In addition, Prosper’s relationship with WebBank includes a requirement – and accompanying audit function – to insure that claims of identity theft are thoroughly investigated and accurately reported.  Finally, California statutes include severe penalties owed to the victim of identity theft if it is shown that a claim of identity theft was not adequately investigated or frivolously dismissed.

In the event we breach any of our other representations and warranties in the lender registration agreement pertaining to the Notes, and such breach materially and adversely affects a series of Notes, we will either indemnify the lender members, repurchase the series of Notes or cure the breach.  The limited circumstances where this may occur include the failure of the corresponding borrower loan to comply at origination in material respects with applicable federal and state law or if the listing describing the Note contains a Prosper score different from the score calculated by Prosper for that listing, or Prosper incorrectly applied its formula to determine the Prosper score, resulting in a Prosper Rating different from the Prosper Rating that should have appeared in the listing.  Prosper is not, however, under any obligation to cure, indemnify or repurchase a series of Notes because of the Prosper score or Prosper Rating for any other reason.  In addition, Prosper is not obligated to repurchase a Note or indemnify the lender member that purchased the Note if the lender member’s investment is not realized in whole or in part due to fraud (other than verifiable identity theft) in connection with the listing for the underlying borrower loan, or due to false or inaccurate statements or omissions of fact in the borrower’s listing, whether in credit data, borrower’s representations, user recommendations, group affiliations or similar indicia of borrower intent and ability to repay the borrower loan. If Prosper repurchases a Note, only the outstanding principal balance will be returned to the lender member.

Prosper Rating Assigned to Listings

Each listing will be assigned a Prosper Rating. The Prosper Rating is a letter that indicates the level of risk associated with a listing and corresponds to an estimated average annualized loss rate range, or loss rate, for the listing. This rating system allows Prosper to maintain consistency when assigning a rating to a listing. There are currently seven Prosper Ratings, but this, as well as the loss ranges associated with each, may change over time as the marketplace dictates. We intend to regularly update the loss rates associated with the Prosper Ratings to reflect the ongoing actual performance of historical borrower loans.  The updates will occur at least annually and may be as frequently as quarterly.

The current Prosper Ratings and the estimated loss ranges associated with them are as follows:

Prosper Rating	Est. Avg. Annual Loss Rate
AA	0.00% - 1.99%
A	2.00% - 3.99%
B	4.00% - 5.99%
C	6.00% - 8.99%
D	9.00% - 11.99%
E	12.00% - 14.99%
HR	>=15.00%

The loss rate is based on the historical performance of Prosper borrower loans with similar characteristics and is determined by two scores: (1) a custom Prosper score, discussed below, and (2) a credit score obtained from a credit reporting agency (currently, the Scorex PLUS score from Experian). The use of these two scores will determine an estimated loss rate for each listing, which then determines the Prosper Rating.

The following table provides an example of how the system works. Each of the two scores is divided into multiple segments and each cell indicates an estimated loss rate based on the intersection of the two scores. The score ranges were chosen based on loss rate differentiation.  These ranges as well as the loss rates will be updated at least annually, but no more frequently than quarterly, based on the performance history of the borrower loans. Estimated net loss rates for the cells in the chart below are based on performance of historical Prosper borrower loans as of March 31, 2009, that fall into given cells; cells are combined due to small volumes or similar behavior, or both.  For example, a borrower listing with a Prosper score of 9 and a credit agency score of 715 has an estimated loss rate of 2.1%, as shown below.  The 2.1% loss rate equates to an “A” Prosper Rating.

		Experian Scorex PLUS Score
Prosper Score/ (raw score)		600-619	620-639	640-679	680-699	700-729	730-769	770-799	800+
1	(35.0-100)	34.5%	34.5%	34.5%	34.5%	34.5%	34.5%	34.5%	34.5%
2	(28.0-34.99)	25.0%	25.0%	25.0%	25.0%	25.0%	18.0%	18.0%	18.0%
3	(22.0-27.99)	25.0%	25.0%	25.0%	25.0%	18.0%	18.0%	18.0%	18.0%
4	(18.0-21.99)	19.0%	19.0%	18.0%	18.0%	18.0%	18.0%	8.5%	6.2%
5	(13-17.99)	19.0%	19.0%	18.0%	18.0%	18.0%	18.0%	8.5%	6.2%
6	(11.0-12.99)	14.7%	14.7%	14.0%	14.0%	10.0%	10.0%	7.0%	1.5%
7	(9.0-10.99)	14.7%	14.7%	10.0%	10.0%	10.0%	10.0%	7.0%	1.5%
8	(7.0-8.99)	14.7%	14.7%	10.0%	10.0%	8.0%	5.0%	2.1%	1.5%
9	(4.0-6.9)	14.7%	14.7%	6.5%	6.5%	2.1%	2.1%	2.1%	1.5%
10	(0.0-3.9)	14.7%	14.7%	6.5%	6.5%	2.1%	0.6%	0.6%	0.6%

Determining Estimated Loss Rates

To calculate the above estimated loss rates over the life of the loan, a loan model was developed to simulate the future performance of loans based on past performance data.

Average Balance. To calculate the average balance for each period, we used the amount of loan principal on loans that are still open and have not been charged-off or paid off. As loan payments are made, the principal balance of each loan declines over time. It is assumed that borrowers that are making scheduled payments on these loans do so according to their amortization schedule.

When the loan is paid off early, it is no longer included in the outstanding balance for subsequent periods. Historical payoff rates were used to project the monthly payoffs and these rates were assumed to remain constant throughout the life of the loans. Similarly, once a loan has been charged-off, the principal associated with this loan is considered a credit loss and is no longer included in the outstanding periodic balance.

Delinquent and Charged-Off Loans.  To estimate the number of current and delinquent accounts on a monthly basis, we applied roll rates to each group of given loans. We first calculated the historical roll rates of accounts in particular cells and then applied the historical rate to the given loans. A roll rate measures the percent of loans within a particular payment status that "roll" to the next late payment status if the loan is not paid. For example, a current account that is not paid "rolls" to a new payment status defined as 1 to 30 days past due. Similarly, an account that is already 1 to 30 days past due and does not make the next payment then "rolls" to a status of 31 to 60 days past due. An account is considered to be a loss, or charged-off, when it reaches 121+ days past due. The average historical roll rates were assumed to be constant for the life of the loan term.

Loss Rates.  The estimated monthly dollar charge-offs are calculated by multiplying the estimated number of accounts that reach 121+ days past due in that month by the average balance of loans in that month.

Collection expenses and recovery payments are applied to gross losses to calculate net losses. When an account becomes more than 30 days past due, it is referred to a collection agency. Collection agencies are compensated by keeping a portion of the payments they collect based on a predetermined schedule. Payments collected by the collection agency reduce the amount of principal that is repaid to lenders. This expense is added to losses in the month the payment is made.

In addition, once an account has been charged-off, any subsequent payments received or proceeds from the sale of the loan in a debt sale are considered recoveries and reduce the amount of principal lost. Recovery assumptions are based on historical recoveries through January 2009 on accounts that were 121+ days past due as of April 2008. The recovery rate assumptions were:

•	Score: 680+ = 0.75% annual recovery rate

•	Score < 680 = 2.7% annual recovery rate

To calculate the estimated average annualized net loss rate:

1.      Calculate monthly net loss rate = (Net principal charge-offs in month X) / (Outstanding principal balance in month X)

2.      Calculate average annualized net loss rate:

•	monthly net loss rate x 12

•	balance-weighted average of the monthly rates over the life of the loan

For each group of loans, the average loan amount for charged-off accounts was compared to that for good loans; if there was a significant difference, the ratio of average charged-off loan amount to average good loan amount was applied to the expected loss rate to account for this differential.  Estimated loss rates determine the Prosper Rating.

Prosper Score

The Prosper score predicts the probability of a borrower loan going “bad,” where “bad” is the probability of going more than 60 days past due. The output of the model to Prosper users is a Prosper score which ranges from 1 to 10, with 10 being the best, or lowest risk score and 1 being the worst or highest risk score. To create the Prosper score, Prosper developed a custom risk model using historical Prosper data. The Prosper score was built specifically on the Prosper borrower population, so it incorporates behavior that is unique and inherent to this population. In contrast, the credit score obtained from a credit reporting agency is based on a much broader population, of which Prosper borrowers are just a small subset. As such, the credit reporting agency score should, and does, rank default risk on the Prosper population, but Prosper does not believe it is as discriminating as the Prosper score.  Prosper uses both the Prosper score and the credit reporting agency score together to assess the level of risk associated with a listing and determine estimated loss rates reflected by the Prosper Rating.

Loans booked from April 2007 through June 2007 were used to build the logistic regression model, with the performance measured through August 2009. The model was verified and results validated on an independent sample, loans booked from April 2008 through July 2008, with the performance measured through September 2009.  Potential variables available at the time of listing, including those from the credit report and listing details provided by the borrower were analyzed for potential inclusion in the final model.  Transformations such as log, square root and bounding were performed on most of the variables during the development process. Several iterations of stepwise linear regression were used to select significant variables from the pool of credit variables and listing characteristics. Variables were dropped or kept in the final model based on their significance and interaction with other variables. Many model iterations were completed and analyzed in order to determine the final model.

The score is calculated using the logistic function:

f(z) = 1/(1 + exp (-z)),

where z is a regression equation with the following variables and coefficients:
Intercept	-3.642
Amount Delinquent (dummy variable)	0.576
Trades with delinquent balance	0.198
Available credit on bankcards (log)	-0.547
Inquiries <= 6 months	0.194
Trades opened <= 6 months	0.15
Loan Amount (log)	1.557
Monthly Income (log)	-0.774
Automatic Funding	0.559

The basic logistic function returns a result in the range of zero to one.  For purposes of storage and display, this result was multiplied by 100, to arrive at a raw score indicating the likelihood of a borrower loan going more than 60 days past due.  The raw score represents a rank order of the likelihood (a log-likelihood function) of a Prosper borrower loan with similar characteristics becoming more than 60 days past due, so that a raw score of 18 would indicate a higher likelihood of the loan becoming more than 60 days past due than a raw score of 12. The higher the Prosper raw score, the more likely the loan is to become more than 60 days past due, based on observed Prosper borrower loan repayment history.  This raw score was then mapped to a Prosper score, which is displayed on each borrower listing.  The Prosper score ranges from 1 to 10, with 10 being the best, or lowest risk value.  The raw score ranges for the Prosper score are as follows, and are also shown in the table in the “Prosper Rating Assigned to Listings” section above.

Raw Score Range	Prosper Score
35.00 – 100	1
28.00 – 34.99	2
22.00 – 27.99	3
18.00 – 21.99	4
13.00 – 17.99	5
11.00 – 12.99	6
9.00 – 10.99	7
7.00 – 8.99	8
4.00 – 6.99	9
0 – 3.99	10

For example, a raw score of 3.29 equates to a Prosper score of 10; a raw score of 12.00 equates to a Prosper score of 6; and a raw score of 37.54 equates to a Prosper score of 1.

The following table shows the historical performance of the loan samples used to build and validate the Prosper score, loans booked from April 2007 through September 2007.  The cumulative average annualized dollar loss rate is shown by loan age and Prosper Rating as of December 31, 2009. The “No Rating” category includes loans with a credit score of less than 640 as well as loans for or which we could not generate a Prosper Rating because the credit variables needed to determine the rating were not available.

Cumulative Average Annual Loss % for Loans Originated April 1, 2007 to September 30, 2007
as of December 31, 2009

	Prosper Rating
Age in Months:	AA	A	B	C	D	E	HR	No Rating
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	1.05%	0.00%
3	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	1.36%	0.00%
4	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	1.39%	0.00%
5	0.00%	0.88%	0.00%	0.00%	0.38%	0.00%	2.69%	2.92%
6	0.00%	0.78%	0.00%	2.57%	0.65%	0.00%	4.71%	6.32%
7	0.00%	0.71%	0.00%	2.32%	0.91%	0.00%	7.14%	11.20%
8	0.00%	0.65%	0.00%	2.33%	0.93%	0.79%	9.35%	15.16%
9	0.00%	0.60%	0.00%	2.16%	1.51%	4.06%	11.82%	18.27%
10	0.00%	0.56%	0.00%	2.02%	1.41%	3.79%	13.03%	19.03%
11	0.00%	1.35%	0.00%	1.90%	1.32%	5.44%	15.10%	20.65%
12	0.00%	1.28%	0.00%	2.11%	1.74%	5.15%	17.13%	22.02%
13	0.00%	1.84%	0.97%	2.70%	1.82%	10.18%	17.73%	23.06%
14	0.00%	1.76%	0.93%	2.60%	2.62%	9.77%	18.56%	24.30%
15	0.00%	1.69%	0.89%	2.66%	3.21%	9.41%	19.84%	24.43%
16	0.00%	1.63%	0.85%	3.67%	3.50%	9.09%	20.25%	24.96%
17	0.00%	1.58%	0.82%	3.56%	3.54%	9.46%	21.39%	25.93%
18	0.00%	1.54%	0.80%	3.60%	3.96%	10.78%	21.84%	26.13%
19	0.00%	1.57%	0.78%	5.71%	3.99%	11.32%	22.11%	26.84%
20	0.00%	1.54%	3.91%	6.17%	4.26%	11.08%	23.48%	27.11%
21	0.00%	1.51%	3.83%	6.06%	5.37%	10.86%	24.27%	27.65%
22	0.00%	1.48%	3.77%	5.96%	5.53%	10.91%	24.43%	27.82%
23	0.00%	1.46%	3.71%	5.96%	6.10%	10.74%	25.04%	27.97%
24	0.03%	1.44%	3.66%	6.31%	6.23%	10.58%	25.54%	28.10%
25	0.02%	1.42%	3.62%	6.75%	6.75%	10.67%	25.82%	28.12%
26	0.02%	1.41%	3.58%	7.15%	6.76%	10.55%	26.05%	28.20%
27	0.02%	1.68%	3.98%	8.15%	7.12%	10.62%	26.35%	28.21%
28	0.23%	1.67%	3.95%	8.32%	7.28%	10.78%	26.64%	28.42%
29	0.23%	1.77%	3.93%	8.29%	7.29%	10.74%	26.76%	28.44%
30	0.23%	1.77%	3.93%	8.27%	7.45%	10.72%	26.78%	28.56%

The loss rates by Prosper Rating are generally within or lower than their associated loss rate ranges.

Credit Score Range

In addition to the Prosper Rating, each borrower listing will also show the borrower’s numerical credit score range. The numerical credit score range is determined based on the credit score provided to Prosper by a consumer reporting agency, which is the same credit score used to determine the Prosper Rating.

Borrower listings will indicate the credit score range at the time of the listing. Listings on the Note Trader platform will show the score range at the time of listing, if a score is available. The numerical credit score is not displayed or disclosed to anyone (including the borrower).

When a borrower initiates the process of posting a borrower listing on our platform, we check to see if we have a credit score on that person. If we have a credit score on file and it is not more than thirty days old and it meets the minimum threshold (currently 640, except that the minimum is 600 for borrower members who (i) had previously obtained a Prosper loan and paid off the loan in full, or (ii) are seeking a second loan and are otherwise eligible for a second loan), the borrower may post the listing. If the credit report we have on file for such borrower is more than 30 days old, we initiate an inquiry to retrieve a credit report and credit score on the borrower to determine whether the borrower’s credit score meets the minimum threshold for posting a listing and to enable us to compute the Prosper Rating when the borrower creates the listing.

Borrower Loan Listings

Once a loan listing is completed by the borrower, the listing is posted on our website and then becomes available for bidding by lender members. A borrower listing is a request by a Prosper borrower member for a borrower loan in a specified amount, at an interest rate equal to the maximum interest rate set forth by the borrower in the listing. Borrower loans are unsecured obligations of individual borrower members with an interest rate determined in an auction format and with a specified loan term, currently set at three years, but which Prosper anticipates in the near future extending  to between three months to seven years. Prosper borrower members may currently request loans within specified minimum and maximum principal amounts (currently between $1,000 and $25,000), which are subject to change from time to time. Borrower loans may be repaid at any time by Prosper borrower members without prepayment penalty. A borrower loan will be made to a borrower member only if the borrower’s listing has received bids totaling the full amount of the requested loan.

In addition to the Prosper borrower’s requested loan amount and maximum interest rate, Lender members are able to view:

•the current interest rate, annual percentage rate and monthly payment amount on the requested borrower loan;

•the servicing fee lenders must pay to Prosper;

•the starting lender yield percentage and the current yield percentage (each, net of the servicing fee) that must be bid by lenders;

•the borrower’s Prosper Rating and estimated loss rate;

•the borrower’s Prosper score, calculated by Prosper, and numerical credit score range provided to Prosper by a credit reporting agency;

•the number of accounts on which the borrower is currently late on a payment, including unpaid derogatory accounts;

•the total past-due amount the borrower owes on all delinquent and derogatory accounts;

•the number of 90+ days past due delinquencies on the borrower’s credit report;

•the number of public records (e.g., bankruptcies, liens, and judgments) on the borrower’s credit report over the last 12 months, and over the last 10 years;

•the number of inquiries made by creditors to the borrower’s credit report in the last six months;

•the month and year the borrower’s oldest recorded credit line (e.g., revolving, installment, or mortgage credit) was opened;

•the total number of credit lines appearing on the borrower’s credit report, along with the number that are open and current;

•the total balance on all of the borrower’s open revolving credit lines;

•the borrower’s bankcard utilization ratio, expressed as a percentage, reflecting the ratio of the total balance used, to the aggregate credit limit on, all of the borrower’s open bankcards;

•whether the borrower owns a home;

•DTI percentage;

•the Prosper borrower member’s self-reported income range, occupation, employment status, and intended use of funds;

•the number of lender members committed to purchasing Notes that will be dependent for payment on the borrower loan;

•the bid rates, bid amounts, winning amounts, and dates of all lender member bids;

•the borrower’s Prosper friends who have committed to purchase Notes dependent for payment on that borrower loan by bidding on the listing, together with any narrative recommendation from a bidding Prosper friend;

•questions posted by lender members that are answered by the borrower that the borrower elects to publish;

•the borrower’s group affiliations, if any; and

•if the borrower had previously obtained one or more borrower loans through Prosper, a description of Prosper loan activity, including the number and aggregate principal borrowed on such loans, the current outstanding principal balance of any existing loan, the payment history on such loans, and the borrower’s credit score ranges as of the four most recent dates credit reports were obtained on the borrower in connection with the borrower’s listings, with an arrow indicator denoting whether the borrower’s credit score improved, declined or remained unchanged since the borrower’s most recent Prosper loan.

Part of a borrower’s credit profile displayed in listings is a DTI ratio. DTI is a measurement of the borrower’s ability to take on additional debt. This number takes into consideration how much debt the borrower has or will have, including the borrower loan. The DTI is expressed as a percentage and is calculated by dividing the borrower’s monthly income into his or her monthly debt payments, including the debt resulting from the borrower loan being requested. On borrower listings, debt amounts are taken from the borrower’s credit report without verification and exclude monthly housing payments, and the borrower’s income is self-reported and not verified by Prosper.

Borrower listings may include photos and the borrower’s narrative description of why the loan is being requested, and of the borrower’s financial situation. Although Prosper borrower members and lender members are anonymous to each other, lender members may ask Prosper borrower members questions about the loan listing and Prosper borrower members may, but are not required to, respond to such questions. Prosper borrower members who respond to a lender member’s question may respond privately, or they may elect to have the question and answer posted publicly in the listing. Lender members’ questions are not posted in the listing or displayed elsewhere on our website unless the Prosper borrower member elects to answer the question and elects to make the question and answer publicly available, in which case the question and answer appears in the listing.

Prosper borrower members who use our platform must identify their intended use of the loan proceeds. For loans funded between January 1, 2008 and October 16, 2008, Prosper borrower members identified their intended use of loan proceeds by unit distribution as follows:

•debt consolidation (approximately 42%);

•personal use*, such as weddings or medical expenses (approximately 21%);

•business use, such as financing their home-based or small businesses (approximately 16%);

•home improvement (approximately 5%);

•tuition or other education expenses (approximately 4%);

•financing the purchase of an automobile (approximately 3%); and

•other (approximately 9%).

For borrower loans funded between July 13, 2009 and December 31, 2009, Prosper borrower members identified their intended use of loan proceeds by unit distribution as follows:

•debt consolidation (approximately 46%);

•business use, such as financing their home-based or small businesses (approximately 11%);

•home improvement (approximately 9%);

•tuition or other education expenses (approximately 6%);

•financing the purchase of an automobile (approximately 6%); and

•other (approximately 22%).

_________________________

* - During 2009 “Personal Use” was discontinued as a use option.

Potential Prosper borrower members typically state the use of funds in a short sentence or clause, such as “Consolidate my credit card debt and be rid of it.”

Borrower loan listing and borrower information available on our platform will be statements made in connection with the purchase and sale of securities, and therefore subject to Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In addition, information set forth in borrower loan listings filed in a prospectus supplement will be subject to the liability provisions of the Securities Act.  In general, Section 10b-5 and the liability provisions of the Securities Act provide the purchaser of securities with a right to bring a claim against the issuer for damages arising from any untrue statement of material fact or failure to state a material fact necessary to make any statements made by the issuer not misleading.  In this annual report, we advise you of the limitations on the reliability of the information provided by Prosper borrowers with respect to borrower listings.  Accordingly, a court could determine that Prosper has advised you of all material facts regarding the information supplied by Prosper borrowers and your recourse in the event this information is false or misleading may be extremely limited under the securities laws because you have been so advised.

How to Bid to Purchase Notes

A bid on a listing is a lender member’s binding commitment to purchase a Note in the principal amount of the lender member’s bid, should the listing receive bids totaling the full amount of the requested loan.  Lender members bid the amount they are willing to commit to purchase a Note dependent for payment on payments we receive on a borrower loan described in the listing, and the minimum yield percentage they are willing to receive, subject to a minimum yield percentage based on the Prosper Rating assigned to each listing. Because servicing fees reduce the effective yield to lenders, the yield percentage displayed in listings, which is the rate lenders must bid, is net of servicing fees.  The highest yield percentage lender members may bid on a listing is the yield percentage that corresponds to the maximum interest rate set by the borrower.  The minimum yield percentage applicable to each listing is based on the Prosper Rating assigned to the listing and will be calculated by adding the national average certificate of deposit rate that matches the term of the borrower loan, as published by BankRate.com, to the minimum estimated loss rate associated with the Prosper Rating assigned to the listing, which estimated loss rate is based on the historical performance of similar Prosper borrower loans. For listings with AA Prosper Ratings, an estimated loss rate of 1.0%, which represents the middle of the estimated loss rate range, is added to the national average certificate of deposit rate to determine the minimum yield percentage.

We provide for two types of lender member bids. Lender members can (i) make manual bids, by browsing through and bidding on one or more borrower listings or (ii) by using our portfolio plan system. Lender members can employ either or both methods of bidding. Currently, the minimum amount a lender member may bid is $25, and the maximum amount a lender member may bid on a listing is the amount of the requested borrower loan. The maximum aggregate amount a single lender member may bid on our platform is currently $5,000,000 for individuals and $50,000,000 for institutions. Prosper may change the minimum bid amount or the maximum aggregate bid amounts from time to time.

To make manual bids, lender members may browse online through available listings displayed on our platform by desired borrower loan amount, current auction yield percentage, borrower Prosper Rating, estimated loss rate, debt-to-income ratio, group and other borrower characteristics. A lender member can bid on as many listings as the lender member desires, subject to the aggregate bidding limit.

Both the manual and portfolio plan bidding methods enable lender members to diversify the risk of default of the corresponding borrower loans if they elect to do so. It is solely up to the individual lender members to select their bidding method and the credit characteristics that are acceptable to the lender member and to determine a diversification strategy.

To the extent there are multiple bids at the same yield percentage in an aggregate amount in excess of the requested loan amount, the bids placed earliest in time take precedence over later bids. When the total amount of all bids placed in the auction equals or exceeds the initial loan amount, further bids have to be placed at least 0.05% below the current winning yield percentage. It is possible that only a portion of a lender member’s bid is winning on a Prosper borrower listing. Depending on the amount of the winning bids at the end of the auction period, there may be a winning bidder on a listing with a winning bid of less than $25. There may be only a maximum of one partial winning bidder on a listing.

In order to make Note purchase commitments by bidding on listings (whether through manual bids or bids through portfolio plans), lender members must have funds on deposit in their Prosper accounts in at least the amount of the lender member’s bid or bids. Once bids are placed, they are irrevocable, and lender members may not withdraw their bids. During the time a bid is a “winning” bid on the listing, the amount of the bid is not permitted to be withdrawn from the lender member’s Prosper account. Bids expire automatically when they are no longer “winning” – i.e., when the bidding lender member is outbid – or when a listing expires without having received bids in the amount of the requested borrower loan or is withdrawn by a borrower or cancelled by Prosper.  It is expected that a single listing will receive Note purchase commitments from many different lender members.

Borrower listings remain open and available for bidding for seven days, during which time lender members may make commitments, in the form of bids, to purchase Notes that will be dependent for payment on payments we receive on the borrower loans. The duration of the auction bidding period is set forth in the listing. Prosper borrower members may elect to end the listing at any time after the listing receives bids totaling the requested loan amount. Prosper borrower members may also elect to forego the potential benefits of continuing auction bidding and designate their listing for “automatic funding,” in which case the bidding period will end automatically as soon as the listing receives bids totaling the amount requested in the listing.  The yield percentage will be fixed at the minimum yield percentage acceptable to all lender members who are winning bidders. A borrower loan will not be made unless the listing has received bids totaling the full amount of the requested borrower loan.  The interest rate that will be set forth in the Prosper Borrower Notes corresponding to the loan requested in the borrower listing will be equal to the sum of the final yield percentage determined from the auction bidding process on a borrower listing and the servicing fee.

It is expected that a single borrower loan that gets funded will receive Note purchase commitments from many different lender members. For example, as of October 16, 2008, during the period in which our lender members purchased loans directly instead of Notes dependent for payment on the corresponding borrower loan, the average aggregate loan size was approximately $6,172 and the average loan purchase commitment per lender per loan was approximately $91. If by the end of the auction bidding period a borrower listing does not receive bids totaling the amount of the requested borrower loan, the listing expires and no loan is funded to the borrower. Prosper borrower members whose listings expire due to an insufficient amount of bids may post a new loan listing on our platform, although we have the right under our borrower registration agreement to limit the number of listings a borrower member may post on the platform.

Our Portfolio Plan System
In bidding to purchase Notes on our platform, our lender members can use our proprietary portfolio plan system. This system allows lender members to select their preferred criteria for bidding on loan listings in advance, and then have bids placed automatically on their behalf on listings that meet those criteria.  Lender members can select these criteria themselves, use base criteria selected by Prosper, or customize those base criteria as they see fit.  Of all the successful bids made on our platform since our relaunch in July 2009, approximately 51% of those bids (measured in terms of dollar volume) were made by members using our portfolio plan system.

We refer to each automated bidding plan created by a lender member using this system as a “portfolio plan”.  Each portfolio plan created by a lender member consists of a number of sets of loan criteria, such as maximum loan amount, Prosper Rating and employment status.  We refer to each of these sets of criteria as a plan “slice”.  The specific loans on which the member bids through her portfolio plan will be determined by the criteria she selects for each of her plan slices.  If a loan listing is posted that satisfies all of the criteria in one of the member’s plan slices, a bid will automatically be placed on the listing on her behalf.

As a convenience to lender members, we have created sets of base criteria, which are intended to help members who are creating portfolio plans achieve returns that are generally consistent with the characterization of a member’s investment goals as “Balanced”, “Moderate” or “Aggressive”.  All of these base criteria are fully customizable.  Prosper estimates expected returns for members who use these base criteria based on the historical performance of loans previously originated on our platform.  We continue to assess this historical performance on an ongoing basis and periodically make adjustments to these base criteria to the extent merited by changes in such performance over time. If we make any changes to our base criteria, a member who has created a portfolio plan using those criteria will be given an option to incorporate the changes into her plan.  A lender member who creates a portfolio plan can make additional or alternative changes to her plan criteria at any time.  Successful bids previously made by a lender member based on her old plan criteria will not be affected by any such changes.

When creating a portfolio plan, a lender member indicates the total amount she wishes to invest in listings that meet her plan criteria as well as the maximum amount she wishes to invest per bid. The lender member can increase or decrease this amount at any time (provided that any downward adjustment is not less than the amount already invested in loans or winning bids).  To the extent a new loan listing appears that satisfies all of the criteria set forth in one of her plan slices, a bid can only be made if the successful bids already made by her through her plan do not in the aggregate exceed the total amount she has elected to invest through the plan. Furthermore, the lender member will not be permitted to place a bid through her plan unless the funds in her account at that time are sufficient to cover a minimum bid of $25.  Funds will only be debited from her account when she makes a successful bid on a listing through her plan, and then only in the amount of the successful bid.

Setting the Minimum Yield Percentage

In order to create a consistent price range for each series of Notes, Prosper has established a methodology that sets a minimum yield percentage lender members may bid on each listing.  Borrowers have the ability to set the maximum interest rate they are willing to pay up to a maximum of 36% and subject to a minimum interest rate based on the Prosper Rating assigned to the borrower’s listing.  The range of possible yield percentages for any listing will be based on the maximum interest rate set by the borrower, net of servicing fees, and the minimum yield percentage.  As a result, each listing and each series of Notes will have a uniform price range for all lender members. The minimum yield percentage applicable to each listing is based on the Prosper Rating assigned to the listing and will be calculated by adding the national average certificate of deposit rate that matches the term of the borrower loan, as published by BankRate.com, to the minimum estimated loss rate assigned to that Prosper Rating, which estimated loss rate is based on the historical performance of similar Prosper borrower loans. For listings with AA Prosper Ratings, an estimated loss rate of 1.0%, which represents the middle of the estimated loss rate range, is added to the national average certificate of deposit rate to determine the minimum yield percentage.   See “About the Platform – How to Bid to Purchase Notes” for more information.

The national average certificate of deposit rate is a proxy for a risk free consumer rate and is published daily by BankRate.com.  The national average certificate of deposit rate that matches the term of the borrower loan will be used.  For a listing that results in a three year loan the three year national average certificate of deposit rate will be used.  The risk free rate will be updated on the third business day of each month based on the certificate of deposit rate published on BankRate.com on the first business day of each month.
Based on the current 3-year certificate of deposit rate of 2.06%, below are the minimum yield percentages that correspond to each Prosper Rating as of the date of this report:

Risk Free Rate: *2.06%
Prosper Rating	Estimated Avg. Annual Loss Rate	Bottom of Range	Floor
AA**	0.00% - 1.99%	1.00%**	3.06%
A	2.00% - 3.99%	2.00%	4.06%
B	4.00% - 5.99%	4.00%	6.06%
C	6.00% - 8.99%	6.00%	8.06%
D	9.00% - 11.99%	9.00%	11.06%
E	12.00% - 14.99%	12.00%	14.06%
HR	>=15.00%	15.00%	17.06%
*3-year certificate of deposit as of December 31, 2009.  3-year certificate of deposit is updated on a monthly basis as noted above.
** For AA rated listings, the mid point of the loss range (1.0%) is used instead of the bottom of the range.

Purchase of Notes by Prosper or Related Parties

Prosper does not participate on the platform as a lender. Some of our executive officers, directors and shareholders have bid on and purchased loans originated through the platform from time to time in the past, and may purchase Notes in the future. As of December 31, 2009, these individuals had purchased $1,184,448 in loans. As certain of our executive officer and directors, by virtue of their duties as employees, have access to information not available to the general population of lender members, we have adopted the following procedures to prevent or detect the improper use of non-public information in bidding activities by such officers and directors:

•Our corporate policies, distributed to all employees, prohibit an employee’s use of non-public information and any violation of this policy is grounds for immediate termination.

•Security features of our system limit access to data to information needed to perform particular employee job functions. These limitations are defined by “security group,” which corresponds to both job title and functional content and the number of employees that have access to such non-public information on a “bulk” or “query” basis is extremely limited.

•In addition to prevention efforts, our internal control department has developed a suite of audit trails and audits that are used to identify and investigate bidding activities that are classified as “suspicious.”

Treatment of Lender Member Balances

In order to make Note purchase commitments by bidding on listings, lender members must have sufficient funds in their funding account at Prosper. This is accomplished by having each lender member authorize an electronic transfer using the Automated Clearing House, or ACH, network from the lender member’s designated and verified bank account to the account we currently maintain at Wells Fargo Bank, N.A. “for the benefit of” our lender members. This so-called “FBO account” is a pooled account titled in our name “for the benefit of” our lender members.

Funds in the FBO account will always be maintained at an FDIC member financial institution. Our individual members have no direct relationship with Wells Fargo Bank, N.A. by virtue of participating on our platform as a borrower or lender member. We maintain and administer the FBO account. Under the FBO account, we maintain sub-accounts for each of our lender members on our platform to track and report funds committed by lender members to purchase Notes, as well as payments received from borrower members. These record-keeping sub-accounts are purely administrative and reflect balances and transactions concerning the funds in the FBO account. No Prosper monies are ever commingled with the assets of lender members in the FBO account.

The FBO account is FDIC-insured on a “pass through” basis to the individual lender members, subject to applicable limits. This means that each individual lender member’s balance is protected by FDIC insurance, up to the aggregate amounts established by the FDIC. Other funds the lender member has on deposit with Wells Fargo Bank, N.A., for example, may count against the FDIC insurance limits.

Funds of a lender member may stay in the FBO account indefinitely. Funds held in the FBO account do not earn interest. Such funds may include funds in the lender member’s sub-account never committed to the purchase of Notes or committed to the purchase of Notes for which the listing for the corresponding borrower loan did not receive bids totaling the requested loan amount, and may also include payments received from Prosper related to Notes previously purchased. Upon request by the lender member, we will transfer lender member funds in the FBO account to the lender member’s designated and verified bank account by ACH transfer, provided such funds are not already committed to the future purchase of Notes.

Borrower Loan Funding and Purchases; Sale of Notes

Once a Prosper borrower listing receives bids from lender members totaling the loan amount requested, we proceed with the funding of the corresponding borrower loan and with the sale of the Prosper Borrower Notes to the lender members who were the winning bidders on the listing.

Borrower members execute an electronic borrower registration agreement at the time they post a listing on the platform.  After expiration of the bidding period for the listing and satisfactory completion of our pre-funding review, the borrower executes an electronic promissory note in favor of WebBank in the amount of the requested borrower loan.  Loan proceeds are then disbursed to the borrower’s account by ACH transfer.  WebBank then electronically endorses the promissory note to Prosper and sells and assigns the promissory note to Prosper without recourse to WebBank.  Borrower loans are sold and assigned by WebBank to Prosper on the first business day following loan disbursement.  Borrowers with a AA Prosper Rating are charged 0.5% with no minimum fee and borrowers with a Prosper Rating of A through HR are charged 3% or $50, whichever is greater, and is deducted from the gross loan proceeds prior to disbursement of funds to the borrowers, each time a borrower loan is funded.

We are obligated to maintain sufficient funds in a funding account maintained by WebBank to satisfy the daily projected borrower loan fundings.  WebBank funds all loans originated on the platform, and we disburse the loan proceeds on WebBank’s behalf to the borrower member who is receiving the borrower loan.

The promissory note and the borrower registration agreement contain customary agreements and covenants requiring the borrower members to repay their borrower loans and describing the process of posting listings and obtaining loans through our platform.  Borrowers authorize the loan proceeds to be disbursed by ACH transfer into the borrower’s designated bank account.

Borrowers pay an origination fee upon successful funding of the borrower loan.  The origination fee is paid by the borrower out of the proceeds of the borrower loan at the time of funding.  The origination fees are charged by WebBank, and we receive amounts equal to a percentage of the total origination fees as compensation for loan origination activities.

Lender members know only the screen names, and do not know the actual names, of borrower members.  The actual names and mailing addresses of the borrower members are known only to us and WebBank.  We maintain custody of the electronically-executed promissory notes evidencing borrower loans and the Notes sold to lender members in electronic form on our platform.

After the funding of a borrower loan we issue a Note to a lender member and register the Note on our books and records.  We transfer the principal amount of the Note from such lender member’s sub-account under the FBO account to a funding account maintained by WebBank for our benefit.  This transfer represents the payment by the lender member of the purchase price for the Note.  These proceeds are paid to Prosper to reimburse us for our purchase from WebBank of the particular borrower loan that corresponds to the lender member’s Note.  WebBank is the lender for all borrower loans to borrower members, which allows our platform to be available on a uniform basis to borrower members throughout the United States.  The lender registration agreement provides that, in the event of a material breach of our representations and warranties pertaining to a Note, we must either cure the defect, repurchase the Note, or indemnify and hold the lender member harmless against losses resulting from the breach.

Loan Servicing and Collection

Following Prosper’s purchase of borrower loans and our sale of Notes corresponding to the borrower loans, we begin servicing the borrower loans and Notes.  We collect payments from borrowers on borrower loans.  We transfer amounts collected to the lender members who own Notes corresponding to the borrower loan, after deducting servicing fees.  On Notes, the payment dates will fall on the sixth day after the due date for each installment of principal and interest on the corresponding borrower loan.

To the extent we do not receive the anticipated payments on a borrower loan, we will not make any payments on the Notes related to that borrower loan, and a holder of a Note will not have any rights against Prosper or the borrower member in respect of the Note or the borrower loan corresponding to such holder’s Note.  Each holder’s right to receive principal and interest payments and other amounts in respect of that Note is limited in all cases to the holder’s pro rata portion of the amounts received by Prosper in connection with the corresponding borrower loan, including without limitation, all payments or prepayments of principal and interest, subject to servicing fees and charges retained by Prosper, or a third party as set forth in the following chart. Prosper’s current collection agency charges a collection fee of 17.0% of the amount recovered up to the “total amount delinquent.” To the extent that Prosper places loans with another collection agency, it will disclose the collection fees on its website and in a supplement to this report.

Description of Fee	Fee Amount	When Fee is Charged	Effect on Lender Member

Prosper Borrower Notes

Servicing fee
Annualized rate of 1% of outstanding principal balance. The servicing fee percentage is subject to change from time to time, is disclosed in all borrower listings and is posted in the Fees and Charges section of the Prosper website, but will not change during the course of the loan.
The servicing fee is payable on all payments received on borrower loans, including, without limitation, partial payments made toward a borrower’s loan.
The servicing fee will reduce the effective yield below the interest rate on the borrower loan. This reduction is automatically taken into account in the Prosper borrower listing as the yield percentage the lender members must bid displays the lender member’s yield net of servicing fees.

Non-sufficient funds fee	$15, unless a lesser amount is required by applicable law.	First failed payment for each billing period.	Prosper retains 100% of the non-sufficient funds fees to cover its administrative expenses.

Late payment fee	Equal to greater of 5% of the unpaid installment amount or $15, unless a lesser amount is required by applicable law.	After 15-day grace period, Prosper accesses a late fee. The late payment fee is charged only once per payment period.	Any late payment fees Prosper receives are paid to the lender members subject to deductions for Collection Charges and Servicing Fees

Collection Charges
A collection agency will charge a collection fee of between 15% and 40% on delinquent amounts collected plus any legal fees incurred in the event legal action is taken to collect a loan. The collection fees vary dependent upon the collection agency used. Prosper’s current collection agency charges a collection fee of 17.0% of the amount recovered and is posted in the Fees and Charges section of the Prosper website.

Prosper reserves the right to perform collection efforts itself. If Prosper elects to do so, it will not charge a collection fee greater than the amounts charged by collection agencies.

After a borrower loan becomes more than 30 days past due, the loan may be referred to a collection agency. Collection charges and any related legal fees are only charged if delinquent amounts are collected.

Prosper’s servicing fee is also deducted from the net payments Prosper receives as a result of any collection efforts on a delinquent borrower loan.

Lender members will not receive any collection fees we or a third-party collection agency charges, which fees will be retained by the party charging the fees as additional servicing compensation.

The collection fees and any related legal fees will be deducted from any borrower loan payments Prosper receives. These fees will reduce the lenders’ effective yield, and are not reflected in the yield percentage shown on the Prosper borrower listing.

Loan modification fees	Prosper will not charge a fee for restructuring a borrower loan.
Prosper may work with the borrower member to structure a new payment plan in respect of the borrower loan without the consent of any holder of the Notes corresponding to the borrower loan. This generally would only occur in lieu of bankruptcy, or similar proceeding.
Not applicable.

Our procedures for collecting borrower loan payments generally involve the automatic debiting of borrower bank accounts by ACH transfer.  Such funds are transferred to a master servicing account in our name.  Thereafter, we make payments on the Notes by transferring the appropriate funds from the master servicing account to the FBO account and allocating amounts received on specific borrower loans to the appropriate lender member’s sub-account.  We transfer amounts due to us for servicing from the master servicing account to another operating account of ours.  A lender member may transfer uncommitted funds out of his or her FBO sub-account by ACH transfer to the lender member’s designated bank account at any time, subject to normal execution times for such transfers (generally 2-3 days).

We will make payments on the Notes upon receiving payments under the corresponding borrower loan, in accordance with the payment schedule for each Note.  Each Note will have a payment schedule providing for monthly payments over a term equal to the corresponding borrower loan.  For Prosper Borrower Notes the payment dates will fall on the sixth day after the due date for each installment of principal and interest on the corresponding borrower loan. The stated interest rate on each Note will be the final lender yield percentage as determined from the auction bidding process. The yield percentage that lender members bid is net of the servicing fee applicable to the loan described in the listing.

We disclose on our website to the relevant lender members and report to consumer reporting agencies regarding borrower members’ payment performance on borrower loans.  We have also made arrangements for collection procedures in the event of borrower member default.

We keep lender members apprised of the delinquency status of borrower loans by identifying delinquent loans on our website as “1 month late,” “2 months late,” “3 months late,” or “current.” Borrower loans that become more than 120 days overdue are charged off and designated as such on our website.  Through their online Prosper account lender members are able to monitor the borrower loans corresponding to their Notes, but cannot participate in or otherwise intervene in the collection process.

If a borrower member dies while a borrower loan is in repayment, we require the executor or administrator of the estate to send a death certificate to us.  Depending on the size of the estate, we may not be able to recover the outstanding amount of the loan.  If the estate does not include sufficient assets to repay the outstanding borrower loan in full, we will treat the unsatisfied portion of that borrower loan as charged off with zero value.  In addition, if a borrower member dies near the end of the term of a borrower loan, it is unlikely that any further payments will be made on the Notes corresponding to such borrower loan, because the time required for the probate of the estate may extend beyond the initial maturity date and the final maturity date of the Notes.

Our normal collection process for borrower loans changes in the event of a borrower member bankruptcy filing.  When we receive notice of the bankruptcy filing, as required by law, we cease all automatic monthly payments on the borrower loan and defer any other collection activity.  The status of the borrower loan, which the relevant lender members may view through their online Prosper account, switches to “bankruptcy.”  We then determine whether we have a basis to object to the inclusion of the debt in any bankruptcy action (e.g., based on the time between loan origination and bankruptcy filing).  If the proceeding is a Chapter 7 bankruptcy filing seeking liquidation, we attempt to determine if the proceeding is a “no asset” proceeding, based on instructions we receive from the bankruptcy court.  If the proceeding is a “no asset” proceeding, we take no further action and assume that no recovery will be made on the borrower loan.

In all other cases, we file a proof of claim involving the borrower member.  The decision to pursue additional relief beyond the proof of claim in any specific matter involving a borrower member will be entirely within our discretion and will depend upon certain factors including:

•if the borrower member used the proceeds of the borrower loan in a way other than that which was described in the Prosper borrower listing;

•if the bankruptcy is a Chapter 13 proceeding, whether the proceeding was filed in good faith and if the proposed plan reflects a “best effort” on the borrower member’s behalf; and

•our view of the costs and benefits to us of any proposed action.

Note Trader Platform

Lender members may not transfer their Notes except through the Note Trader platform operated and maintained by FOLIOfn Investments, Inc., a registered broker-dealer.  This Note Trader platform is an internet-based trading platform on which our lender members may offer their Notes for sale or bid on and purchase Notes offered for sale by other lender members.  Lender members must first establish a brokerage relationship with FOLIOfn Investments, Inc. before using the Note Trader platform.  In this section, we refer to lender members who have established such brokerage relationships as “subscribers.”  Only transactions involving the sale of previously-issued Notes will be effected through the Note Trader platform; the Note Trader platform will not handle any aspect of transactions involving the initial offer and sale of Notes by Prosper.  Subscribers may post requests to sell their Notes on the Note Trader platform at prices established by the subscriber.  Other subscribers will have the opportunity to view these prices, along with the listing for the borrower loan corresponding to the Note and the payment history of the corresponding borrower loan.

Subscribers who sell Notes on the Note Trader platform will be subject to transaction fees charged by FOLIOfn Investments, Inc.  The transaction fee is expected to be equal to a specified percentage of the sale price of the Note sold.

We are not a registered national securities exchange, securities information processor, clearing agency, broker, dealer or investment adviser.  All securities services relating to the Note Trader platform are provided by FOLIOfn Investments, Inc.  Neither Prosper nor FOLIOfn Investments, Inc. will make any recommendations with respect to transactions on the Note Trader platform.  There is no assurance that subscribers will be able to establish a brokerage relationship with the registered broker-dealer.  Furthermore, we cannot assure subscribers that they will be able to sell Notes they offer for sale through the Note Trader platform at the offered price or any other price nor can we offer any assurance that the Note Trader platform will continue to be available to subscribers.

Sale of the Notes

The Notes may be sold to other subscribers through the Note Trader platform.  If a selling subscriber desires to sell a Note prior to the end of the Note’s term, the selling subscriber may post the Note for sale on the Note Trader platform for sale in an auction format.  If a subscriber purchases the Note, then the Note will be transferred through the Note Trader platform to the purchasing subscriber.  A Note sold through the Note Trader platform must be purchased in its entirety by a single subscriber.  Once a Note has been sold through the Note Trader platform to a subsequent subscriber, the Note may again be sold through the Note Trader platform.  After the date of our prospectus, the Notes will be non-transferable except through the Note Trader platform.

Notes Subject to Sale by Subscribers.  The Note Trader platform will enable subscribers to sell Notes originated on our platform or purchased from other subscribers through the Note Trader platform.  All Notes, including Notes for which the corresponding borrower loans have become delinquent, will be eligible for sale on the Note Trader platform.  There is no limit on the number of times a Note may be sold on the Note Trader platform, so long as the Note is outstanding.

Lender Members Eligible to Bid on Note Listings.  Lender members must first establish a brokerage relationship with FOLIOfn Investments, Inc. before using the Note Trader platform.  To open an account, FOLIOfn Investments, Inc. may require lender members to confirm that they satisfy certain minimum financial suitability standards and maximum investment limits, if any, that may be imposed by the state in which the lender member resides.  If the lender member does not satisfy these suitability requirements he or she will not be able to place bids on the Note Trader platform.

Creation of Note Listings.  Subscribers who want to sell one or more of their Notes may offer them for sale on the Note Trader platform by creating and posting a “Note listing.”  Subscribers may offer to sell any or all of the Notes they own and may offer to sell more than one Note at the same time. When posting a Note listing the subscriber will designate a minimum sale price the subscriber is willing to receive for the Note.

Note listings will have a seven-day auction bidding period, but selling subscribers may elect to end the listing early at any time after a winning bid is made.  Selling subscribers may also add an “automatic sale” feature to their Note listing, which would end the bidding period on a Note listing immediately after the listing receives an initial bid equal to an automatic sale price set by the selling subscriber.  In such instances the Note would be immediately sold to the subscriber who placed the bid.

The selling subscriber may withdraw Note listings without charge at any time prior to expiration of the auction bidding period, before any bids are received.  Note listings with at least one bid cannot be withdrawn by the selling subscriber.

Display of Note Listings.  Note listings will be displayed for auction on the Note Trader platform, and include the selling subscriber’s screen name, the offered sale price of the Note, the interest rate on the Note and the remaining term of the Note, and the yield to maturity that corresponds to the offered sale price.  Note listings will also include the repayment status of the borrower loan corresponding to the Note (i.e., current or delinquent), the payment history on the borrower loan and the next scheduled payment on the Note.  Note listings will also include the remaining duration of the Note listing, the number of bids, and whether the Note listing has an automatic sale feature.

Note listings will include a link to the original listing (including the listing title, description, credit data, recommendations, questions and answers, and original bidding history) for the borrower loan that corresponds to the Note being offered for sale.  Although Note listings will be displayed publicly on the Note Trader platform, the borrower’s payment history and corresponding listings will be viewable only by registered subscribers.

        Bidding on Note Listings.  Only registered subscribers are eligible to bid for and purchase Notes listed for sale on the Note Trader platform.  Subscribers may bid for and purchase one or more Notes from selling subscribers.  As with bidding on borrower listings, subscribers who bid on Note listings must have funds on deposit in the subscriber’s funding account in at least the aggregate amount of the subscriber’s bids; subscribers are prohibited from withdrawing amounts from the subscriber’s funding account to the extent any such withdrawal would reduce the balance below the aggregate amount of the subscriber’s pending bids on borrower listings and Note listings.  Subscribers are not eligible to bid on their own Note listings.

Subscribers bidding on Note listings must bid for the full amount of the Note being sold, and there may be only one winning bidder for a Note offered for sale by a selling subscriber.

Subscribers bidding on Note listings can only make manual bids, by browsing through and choosing one or more Note listings that appeal to the subscriber.

Bids may be made by subscribers until the end of the auction bidding period specified in the Note listing.  The selling subscriber may, however, end the auction bidding period early at any time after a winning bid is made.  The winning bidder is the subscriber who has bid the highest price as of the end of the auction bidding period (or the automatic sale price with respect to a Note listing with such a feature).

Proxy Bidding.  The Note Trader platform will employ an automated proxy bidding system that enables bidding subscribers to place a bid higher than the then current minimum bid, and have bids continually applied against a Note listing, up to a specified maximum bid amount.  The maximum bid amount is hidden from view until competing bids push the current sale price higher than the bidder’s maximum bid.

Close of Bidding and Sale of Notes.  When a Note listing ends with a winning bidder, upon settlement of the sale of the Note to the winning bidder, which will normally occur on the business day following expiration of the Note listing, the final sale price is withdrawn from the winning subscriber’s funding account to pay the selling subscriber.  The transaction fee is deducted from the sale price and retained by FOLIOfn Investments, Inc.

Upon the selling subscriber’s receipt of the final net sale proceeds, the Note is sold, transferred and assigned by the selling subscriber to the winning bidder without recourse.  All further payments made on the Note following settlement of the sale will be credited to the account of the subscriber who purchased the Note from the previous subscriber.  The purchasing subscriber may retain ownership of the Note for the remainder of its term, or list the Note for sale on the Note Trader platform.  The electronic original Note is kept in the possession and control of Prosper, as servicer of the Note, for the remaining term of the Note.

Historical Information About Prosper Borrower Members and Outstanding Borrower Loans

The performance of borrower loans is a function of the credit quality of the borrowers and the risk and return preferences of the lender members.  Lender members can choose to pursue a variety of bidding strategies including strategies that may or may not maximize the return on their investment.  When making bidding decisions, lender members consider borrowers’ Prosper Rating, credit score, debt-to-income ratios and other credit data and information displayed with listings.   Prior to 2009, member loans did not have a Prosper Rating.  These loans, when applicable, were assigned a Prosper Rating retroactively in order to provide more meaningful historical performance in the following tables.  The Ratings were assigned based on the credit bureau data available at the time of the loan listing and the Prosper score in place at the time of the effective date.  The following historical information should not be used in determining how Notes with the same letter grade can be expected to perform in the future. See “Risk Factors—Risks Related to Borrower Default.”

From November 2005 through July 12, 2009, Prosper facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624.  As of December 31, 2009, 35.8% of the borrower loans were current, 31.2% were paid in full, 0.6% were 16 to 30 days past due, 2.8% were more than 30 days past due, and 29.3% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.  Of the 29,013 borrower loans 11,569 loans, or 40%, had been greater than 15 days past due at any time, 10,342 loans, or 36%, had been more than 30 days past due at any time, 9,424 loans or 32%, had been more than 60 days past due at any time. A total of 77 loans, with an aggregate original principal amount of $577,402 (0.3% of total) were repurchased by Prosper due to identification theft or operational issues.

The defaulted loans as of December 31, 2009 were comprised of 8,514 borrower loans, equaling a total net defaulted amount of $41,726,190.  Of these 8,514 defaulted loans, 937 were loans in which the borrowers had filed for bankruptcy, equaling $4,996,133 in net defaulted amount.

The following table presents additional aggregated information as of December 31, 2009 regarding delinquencies, defaults and borrower payments, grouped by Prosper Rating, for all loans originated on our website from November 2005 through July 12, 2009.  With respect to delinquent borrower loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of December 31, 2009.

Loan Originations
November 2005 - July 12, 2009
(as of December 31, 2009)

	Total Loan Originations		Current Loans			16-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	1148	$5,610,741	469	$2,619,460	$1,113,323	2	$27,500	$14,796
A	1241	6,315,414	657	3,552,139	1,541,613	6	31,000	13,913
B	319	2,254,565	157	1,067,155	449,093	0	-	-
C	1448	11,287,831	800	5,843,714	2,596,111	6	36,551	23,253
D	2048	14,156,042	1176	7,807,791	3,487,058	12	59,700	26,242
E	622	3,750,560	364	2,022,015	943,259	2	7,600	3,449
HR	6914	67,881,305	3045	26,410,623	10,802,667	59	593,599	249,790
N/A	15273	67,881,166	3716	14,011,885	4,953,068	81	287,780	111,841

	29,013	$179,137,624	10,384	$63,334,782	$25,886,191	168	$1,043,730	$443,284
	avg loan size:	$6,174

percent of total			35.8%	35.4%		0.6%	0.6%

	Paid In Full		31+ Days Past Due			Defaulted 2
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA	646	$2,707,516	9	$63,500	$34,199	20	$184,765	$131,758
A	494	2,281,625	17	112,950	48,706	64	331,950	249,590
B	135	984,510	5	32,000	17,275	22	170,900	114,283
C	416	3,155,656	43	312,699	186,921	174	1,868,111	1,362,877
D	522	3,751,992	53	371,104	210,844	282	2,157,655	1,607,740
E	138	862,570	23	173,050	95,136	94	684,325	531,813
HR	1311	13,015,429	280	2,925,064	1,485,923	2207	24,724,390	18,821,977
N/A	5393	25,423,930	385	1,488,748	611,482	5651	26,397,271	18,906,152

	9,055	$52,183,227	815	$5,479,115	$2,690,487	8,514	$56,519,368	$41,726,190

percent of total	31.2%	29.1%	2.8%	3.1%		29.3%	31.6%

	Repurchased					Default due to Delinquency:
Prosper Rating	Number	Origination Amount					7,577	$36,730,057
AA	2	$8,000
A	3	5,750
B	0	-				Default due to Bankruptcy3 :
C	9	71,100					937	$4,996,133
D	3	7,800
E	1	1,000
HR	12	212,200
N/A	47	271,552

	77	$577,402

percent of total	0.3%	0.3%

1	includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating
2	includes all loans >120 days past due
3	Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due. If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

From July 13, 2009 through December 31, 2009, Prosper facilitated 2,034 borrower loans with an average original principal amount of $4,369 and an aggregate original principal amount of $8,886,296.  As of December 31, 2009, 96.5% of the borrower loans were current or had not reached their first billing cycle , 0.3% were 16 to 30 days past due, 0.3% were more than 30 days past due.  Of the 2,034 borrower loans 19 loans, or 0.93%, had been greater than 15 days past due at any time, 9 loans, or 0.44%, loans had been more than 30 days past due at any time, 3 loans or 0.15%, had been more than 60 days past due at any time. As of December 31, 2009, no loans had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.   There were no loans originated during this period that were repurchased by Prosper due to identification theft or operational issues.

The following table presents additional aggregated information as of December 31, 2009, grouped by the Prosper Rating, for all loans originated on our website from July 13, 2009 through December 31, 2009.  With respect to delinquent borrower loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of December 31, 2009.

Loan Originations
July 13, 2009 - December 31, 2009
(as of December 31, 2009)

	Total Loan Originations		Current Loans			16-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	308	$1,967,710	296	$1,915,010	$1,820,295	0	$-	$-
A	478	2,305,010	460	2,245,217	2,142,832	0	-	-
B	100	618,984	98	593,984	562,056	0	-	-
C	403	1,639,510	389	1,580,410	1,502,151	1	1,000	939
D	340	1,240,486	325	1,195,936	1,155,247	3	6,000	5,885
E	195	465,496	192	462,196	450,539	0	-	-
HR	210	649,100	202	622,552	596,487	3	10,700	10,700

	2,034	$8,886,296	1,962	$8,615,305	$8,229,608	7	$17,700	$17,524
	avg loan size:	$4,369

percent of total			96.5%	97.0%		0.3%	0.2%

	Paid In Full		31+ Days Past Due			Defaulted 2
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	ChargedOffPrincipal
AA	12	$52,700	0	$-	$-	0	$-	$-
A	18	59,793	0	-	-	0	-	-
B	1	15,000	1	10,000	9,555	0	-	-
C	12	57,100	1	1,000	1,000	0	-	-
D	10	31,250	2	7,300	7,182	0	-	-
E	2	2,300	1	1,000	1,000	0	-	-
HR	4	13,348	1	2,500	2,500	0	-	-

	59	$231,491	6	$21,800	$21,236	-	$-	$-

percent of total	2.9%	2.6%	0.3%	0.2%		0.0%	0.0%

	Repurchased					Default due to Delinquency:
Prosper Rating	Number	Origination Amount					-	$-
AA	0	$-
A	0	-
B	0	-				Default due to Bankruptcy3 :
C	0	-					-	$-
D	0	-
E	0	-
HR	0	-

	-	$-

percent of total	0.0%	0.0%

1	includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating
2	includes all loans >120 days past due
3
Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due. If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

Because of our limited operating history, the data in the preceding tables regarding loss experience may not be representative of the loss experience that will develop over time as additional borrower loans are originated through our platform and the borrower loans already originated through our platform have longer payment histories.  In addition, because of our limited operating history, the data in the preceding table regarding prepayments may not be representative of the prepayments we expect over time as additional borrower loans are originated through our platform and the borrower loans already originated through our platform have longer payment histories.

The following three tables show loan performance through December 31, 2009 by Prosper Rating and loan age.  Loans originated prior to 2009 were not assigned a Prosper Rating.  In order to view performance on a comparable basis, loans originated prior to 2009 were retroactively assigned a Prosper Rating based upon their applicable listing characteristics.  The “No Rating” category includes loans with a credit score of less than 640 as well as loans for which we could not generate a Prosper Rating because the credit variables needed to determine the rating were not available.
The table below shows 31-120 day past due delinquency rates for loans originated prior to July 13, 2009.  We consider loans more than 30 days past due to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.

Unit Delinquency Rate by Cycle for Loans Originated Prior to July 13, 2009
31+ Days Past Due / Number Loans Outstanding

	Prosper Rating
Age in Months:	AA	A	B	C	D	E	HR	No Rating
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.19%	0.17%	0.00%	0.36%	0.30%	0.66%	0.86%	2.46%
3	0.19%	0.34%	0.00%	0.73%	0.82%	1.01%	2.44%	4.96%
4	0.40%	0.53%	0.33%	1.49%	1.78%	1.01%	4.31%	8.31%
5	0.32%	0.81%	0.68%	1.83%	2.17%	2.27%	6.09%	9.52%
6	0.33%	0.84%	0.69%	2.34%	2.76%	2.83%	7.48%	10.08%
7	0.34%	0.95%	1.07%	3.06%	2.88%	3.80%	8.53%	10.01%
8	0.71%	1.47%	1.47%	3.55%	3.05%	3.73%	9.10%	10.01%
9	0.87%	1.61%	1.49%	3.46%	3.85%	3.83%	9.66%	10.06%
10	0.64%	1.45%	1.54%	3.58%	3.74%	4.77%	9.62%	10.48%
11	0.40%	1.38%	1.59%	3.82%	4.07%	5.54%	9.37%	10.54%
12	0.42%	1.86%	2.04%	4.24%	4.90%	5.45%	9.35%	10.12%
13	0.57%	2.14%	2.52%	4.06%	5.80%	4.67%	10.31%	9.93%
14	0.44%	1.97%	2.61%	4.07%	5.11%	5.65%	10.85%	9.69%
15	0.16%	1.84%	1.85%	4.25%	4.48%	6.44%	10.57%	9.68%
16	0.35%	2.19%	2.53%	5.54%	4.43%	6.08%	10.51%	9.57%
17	0.77%	2.27%	4.62%	6.17%	4.29%	4.92%	9.80%	8.97%
18	1.35%	2.79%	3.21%	6.53%	4.32%	3.49%	10.18%	9.14%
19	1.57%	1.96%	4.35%	4.43%	4.88%	4.10%	10.50%	9.28%
20	1.27%	1.47%	2.48%	2.75%	4.99%	3.96%	9.41%	9.70%
21	1.57%	1.73%	4.00%	3.07%	5.07%	4.06%	9.88%	9.38%
22	1.89%	1.75%	6.41%	4.15%	4.89%	3.01%	10.30%	8.91%
23	2.25%	2.06%	1.41%	4.90%	4.16%	2.11%	10.47%	8.35%
24	1.42%	3.02%	1.56%	5.31%	3.92%	4.42%	10.69%	8.18%
25	2.48%	1.79%	3.51%	6.25%	4.97%	6.12%	11.22%	8.29%
26	0.95%	3.57%	6.25%	5.37%	5.04%	5.68%	11.10%	8.55%
27	2.30%	3.36%	2.63%	4.58%	8.26%	8.82%	10.37%	8.39%
28	1.28%	3.88%	2.86%	3.54%	5.61%	6.56%	9.44%	8.60%
29	0.00%	2.56%	0.00%	1.14%	5.19%	8.70%	8.60%	8.50%
30	0.00%	1.64%	5.88%	1.39%	4.55%	9.38%	10.29%	8.41%
31	0.00%	4.17%	0.00%	1.72%	5.00%	4.00%	8.77%	7.92%
32	0.00%	6.45%	0.00%	0.00%	5.88%	10.53%	12.88%	7.51%
33								7.50%
34								7.90%
35								7.80%
36								18.28%

The table below shows 31-120 day past due delinquency rates for loans originated from July 13, 2009 to December 31, 2009.  The Company has included actual historical delinquency rates as compared to estimated delinquency rates for borrower loans originated after July 13, 2009, as shown below.  We consider loans more than 30 days past due to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.

Unit Delinquency Rate by Cycle for Loans Originated From July 13, 2009
31+ Days Past Due / Number Loans Outstanding

	Prosper Rating
Age in Months:	AA		A		B		C		D		E		HR
	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.48%	0.00%	1.23%	0.00%	0.97%	0.00%	1.23%	0.00%
3	0.00%	0.28%	0.76%	0.52%	0.00%	0.78%	0.00%	1.11%	1.15%	1.48%	1.96%	1.79%	2.50%	4.37%

The following table shows cumulative average annualized dollar loss rates for loans originated prior to July 13, 2009.  As of December 31, 2009, there were no borrower loans originated after July 13, 2009 that had reached default status.  Therefore, the following disclosure is not applicable for that population of borrower loans.

Cumulative Average Annual Loss % for Loans Originated Prior to July 13, 2009
as of December 31, 2009

	Prosper Rating
Age in Months:	AA	A	B	C	D	E	HR	No Rating
1	0.00%	0.27%	0.00%	0.00%	0.00%	0.00%	0.00%	0.02%
2	0.00%	0.18%	0.00%	0.00%	0.00%	0.00%	0.34%	0.06%
3	0.00%	0.14%	0.00%	0.00%	0.09%	0.00%	0.46%	0.06%
4	0.00%	0.11%	0.00%	0.00%	0.07%	0.00%	0.46%	0.09%
5	0.00%	0.25%	0.00%	0.46%	0.29%	1.44%	1.84%	2.87%
6	0.27%	0.63%	0.00%	2.15%	1.08%	1.32%	3.90%	5.68%
7	0.25%	0.69%	0.00%	3.12%	2.27%	1.51%	5.83%	9.03%
8	0.23%	0.72%	0.00%	3.35%	2.69%	2.75%	8.56%	11.26%
9	0.41%	1.03%	0.12%	4.72%	3.67%	3.83%	10.80%	13.65%
10	0.74%	1.32%	0.78%	6.40%	4.38%	5.15%	12.85%	15.09%
11	1.69%	1.90%	1.27%	6.40%	5.16%	6.40%	14.64%	16.60%
12	1.61%	1.91%	1.20%	7.09%	5.90%	7.27%	16.56%	17.90%
13	1.54%	2.17%	1.33%	8.03%	6.76%	8.43%	17.42%	18.94%
14	1.63%	2.37%	1.51%	8.60%	7.23%	9.44%	18.46%	19.90%
15	1.60%	2.48%	2.06%	8.84%	7.85%	9.69%	19.49%	20.40%
16	1.94%	2.92%	2.10%	9.40%	8.17%	10.44%	20.25%	21.04%
17	1.89%	3.07%	2.49%	9.73%	8.46%	11.19%	21.28%	21.47%
18	1.85%	3.27%	3.40%	10.12%	8.84%	11.54%	21.74%	21.75%
19	1.82%	3.45%	3.48%	10.93%	8.96%	12.15%	22.18%	22.05%
20	2.10%	3.51%	4.27%	11.14%	8.97%	12.31%	22.80%	22.20%
21	2.08%	3.65%	4.43%	11.34%	9.24%	12.18%	23.26%	22.48%
22	2.23%	3.68%	4.39%	11.26%	9.45%	12.28%	23.44%	22.85%
23	2.32%	3.67%	4.46%	11.30%	9.76%	12.33%	23.75%	23.04%
24	2.31%	3.68%	4.43%	11.39%	9.82%	12.27%	24.03%	23.16%
25	2.42%	3.67%	4.42%	11.46%	9.95%	12.26%	24.19%	23.28%
26	2.42%	3.66%	4.40%	11.56%	9.94%	12.24%	24.31%	23.43%
27	2.41%	3.71%	4.48%	11.75%	10.01%	12.51%	24.46%	23.49%
28	2.45%	3.70%	4.67%	11.83%	10.06%	12.58%	24.56%	23.58%
29	2.45%	3.72%	4.67%	11.81%	10.06%	12.57%	24.60%	23.70%
30	2.45%	3.71%	4.67%	11.81%	10.09%	12.56%	24.61%	23.81%
31	2.45%	3.71%	4.67%	11.80%	10.09%	12.55%	24.65%	23.88%
32	2.45%	3.71%	4.67%	11.80%	10.09%	12.55%	24.66%	23.98%
33								24.06%
34								24.11%
35								24.15%
36								24.21%

    The following table presents aggregate information, as of December 31, 2009 on the results of our collection efforts for loans originated prior to July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.  For purposes of this portfolio analysis, we have excluded the 77 loans that Prosper repurchased due to identity theft or operational issues.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections	(#) of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	34	$297,265	$19,539	$24,178	20	$134,583	$2,825	$131,758
A	88	$475,733	$31,198	$24,965	64	$250,110	$520	$249,590
B	32	$223,700	$14,843	$4,869	22	$117,283	$3,000	$114,283
C	233	$2,348,085	$159,248	$57,842	174	$1,402,831	$39,954	$1,362,877
D	373	$2,852,959	$199,000	$153,183	282	$1,627,780	$20,040	$1,607,740
E	127	$892,620	$64,682	$29,703	94	$535,561	$3,747	$531,813
HR	2,677	$29,470,971	$2,146,815	$1,109,600	2207	$19,068,268	$246,291	$18,821,977
NA	6,604	$30,210,666	$2,323,248	$1,595,877	5651	$19,553,934	$647,782	$18,906,152

Totals	10,168	$66,772,000	$4,958,573	$3,000,217	8,514	$42,690,349	$964,159	$41,726,190

The following table presents aggregate information, as of December 31, 2009 on the results of our collection efforts for loans originated after July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.  Of the loans that were originated after July 13, 2009 there were no loans that had entered default status as of December 31, 2009.  Therefore, disclosures regarding collections on borrower loans charged-off due to delinquency and bankruptcy are not applicable for this portfolio.

Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections
AA	-	$-	$-	$-
A	-	$-	$-	$-
B	1	$10,000	$693	$-
C	2	$4,000	$292	$-
D	3	$13,800	$1,109	$533
E	1	$1,000	$88	$-
HR	1	$2,500	$226	$-
NA	-	$-	$-	$-

Totals	8	$31,300	$2,409	$533

Prosper has not altered the terms or made any principal reductions on any loans prior to charge-off except as required by law (such as in situations were the Servicemembers’ Civil Relief Act requires interest rates to be reduced to 6% while a borrower in the armed forces is on active duty).  In order to comply with the Servicemembers’ Civil Relief Act, Prosper has elected to make “pre-refunds” of the interest differential to the affected borrower for the period of deployment.  The borrower then continues to make their regular payments.  In these cases, Prosper has refunded the interest to the borrower from Prosper’s own funds and, as a result, the payments received by the applicable lenders are unchanged.

Loan Originations Prior to 2009

The following table presents aggregated information about borrowers for loans originated over the period from our inception to October 16, 2008, grouped by credit grade.  These loans did not have a Prosper Rating, and were initially only assigned credit grades.  Therefore, all loans presented in the below table are grouped by credit grade rather than Prosper Rating. This table does not include the 77 loans repurchased by Prosper due to identity theft or operational issues.

Credit Grade	Number of Borrowers	Average Interest Rate	Average APR
AA	3512	11.5%	12.2%
A	3312	14.2%	15.2%
B	4386	16.5%	17.5%
C	5643	18.8%	20.0%
D	5151	21.2%	22.4%
E	3289	25.5%	26.8%
HR	3505	25.5%	26.9%
NC	141	23.3%	24.2%

The following table presents aggregated information for loans originated during the period from March 1, 2007 through October 16, 2008 and does not include the 77 loans repurchased by Prosper due to identity theft or operational issues.  These loans did not have a Prosper Rating, and were initially only assigned credit grades.  Therefore, all loans presented in the below table are grouped by credit grade rather than Prosper Rating.  Income and employment is self-reported by borrowers at the time of their loan applications and verified in a limited number of instances.  Homeownership information is obtained from credit bureau reporting and Prosper does not independently verify this information except in limited instances where the information is provided by borrowers and verified.

Credit Grade	Percent of Borrowers Reporting Home Ownership	Average Job Tenure Months	Average Annual Gross Income	Average Debt To Income (excludes DTI>200%)
AA	77.3%	76.0	$72,040	19.96%
A	57.1%	67.4	$58,811	24.29%
B	54.6%	71.3	$56,419	27.52%
C	49.9%	70.0	$53,029	25.20%
D	29.7%	63.5	$46,814	25.54%
E	27.9%	65.5	$48,205	23.97%
HR	18.6%	49.1	$38,829	19 47%

The following table presents aggregated information for loans originated from the period from March 1, 2007 to October 16, 2008 reported by a consumer reporting agency about Prosper borrowers at the time of their loan applications, grouped by credit grade and does not include the 77 loans repurchased by Prosper due to identity theft or operational issues.  These loans did not have a Prosper Rating, and were initially only assigned credit grades.  Therefore, all loans presented in the below table are grouped by credit grade rather than Prosper Rating.  Prosper has not independently verified this information:

Credit Grade	Average Experian Scorex PLUS	Average Number Current Delinquencies	Average Number Total Open Lines	Average Number Total Credit Lines
AA	792.3	0.12	9.72	26.59
A	737.5	0.27	9.01	24.65
B	697.6	0.38	8.78	25.15
C	656.8	0.70	8.12	25.07
D	619.5	1.05	7.89	23.77
E	578.3	2.20	7.62	26.63
HR	536.7	3.82	5.08	19.24

Recent Loan Originations

The following table presents aggregated information about borrowers for loans originated over the period from July 13, 2009 to December 31, 2009, grouped by Prosper Rating.

Prosper Rating	Number	Amount	Average Loan Size	Weighted Average Lender Yield	Weighted Average Borrower Rate	Weighted Average Borrower APR
AA	308	$1,967,710	$6,389	9.21%	10.22%	11.00%
A	478	$2,305,010	$4,822	10.40%	11.40%	13.56%
B	100	$618,984	$6,190	14.51%	15.51%	17.69%
C	403	$1,639,510	$4,068	20.28%	21.28%	23.63%
D	340	$1,240,486	$3,648	25.99%	26.99%	29.41%
E	195	$465,496	$2,387	31.20%	32.20%	34.84%
HR	210	$649,100	$3,091	28.85%	29.85%	32.34%
Total	2034	$8,886,296	$4,369	16.86%	17.86%	19.84%

The following table presents aggregated information for loans originated during the period from July 13, 2009 through December 31, 2009, grouped by Prosper Rating.  Income and employment is self-reported by borrowers at the time of their loan applications and verified in a limited number of instances.  Homeownership information is obtained from credit bureau reporting and Prosper does not independently verify this information except in limited instances where the information is provided by borrowers and verified.

Prosper Rating	Percent of Borrowers Reporting Home Ownership	Average Job Tenure Months	Average Annual Gross Income	Average Debt To Income (excludes DTI>200% or unavailable)
AA	77.6%	77.0	$67,953	16.6%
A	60.3%	79.0	$57,730	22.9%
B	62.0%	69.2	$58,739	21.8%
C	53.6%	82.4	$61,128	23.8%
D	45.3%	77.9	$49,203	24.1%
E	30.8%	80.9	$48,995	26.7%
HR	49.0%	92.4	$42,823	24.7%

The following table presents aggregated information about borrowers for loans originated over the period from July 13, 2009 to December 31, 2009, grouped by Prosper Rating.  The information was obtained from a credit reporting agency at the time of the borrower members' loan applications.  Prosper has not independently verified this information:

Prosper Rating	Average Experian ScorexPlus Score	Average Number of Current Delinquencies	Average Number of Open Credit Lines	Average Number of Total Credit Lines
AA	803	0.02	9.25	27.56
A	746	0.08	9.37	26.13
B	748	0.07	9.37	23.92
C	692	0.21	9.34	27.77
D	684	0.17	8.19	24.71
E	637	0.41	8.98	28.32
HR	664	1.25	7.07	27.85

About Prosper Marketplace, Inc.

Overview

Prosper Marketplace, Inc. is the operator of an Internet credit auction platform.  The platform is described in more detail in this annual report under the caption “About the Platform.” Our platform provides a number of benefits to our borrowers.  We believe the key features of the Prosper experience are the following:

•better interest rates than those available from traditional banks;

•24-hour online availability to initiate a loan listing;

•convenient, electronic payment processing; and

•amortizing, fixed rate loans, which represent a more responsible way for consumers to borrow than revolving credit facilities.

Business Strengths

We believe that the following business strengths differentiate us from competitors and are key to our success:

•Interest rates set by the marketplace.  We believe that our auction bidding process provides an efficient method of setting interest rates for both borrowers and lenders, in a way that is fair and transparent to all parties.

•Open access.  We allow individuals with a wide range of credit characteristics to apply for loans, and enable them to leverage their social capital and receive loans through commitments from the lender community at large.

•Transparency and data availability.  By making all site transactions visible to our customers and available electronically for analysis, we allow our customers to better understand our marketplace and make better decisions about their activity.

Corporate History

We were incorporated in the State of Delaware in March 2005, and our principal executive offices are located at 111 Sutter Street, 22nd Floor, San Francisco, California 94104.  Prosper’s telephone number at that location is (415) 593-5400.  Prosper’s website address is www.prosper.com.  The information contained on our website is not incorporated by reference into this annual report.

From the launch of our platform in February 2006 until October 16, 2008, the operation of our platform differed from the structure described in this report, and we did not offer Notes.  Instead, our platform allowed lender members to purchase, and take assignment of, borrower loans directly as described under “Prior Operation of Our Platform.”

Marketing

Our marketing efforts are designed to attract individuals and institutions to our website, to enroll them as members and to have them understand and utilize our services for borrowing or investing in Notes on our platform.  We believe there are significant opportunities to increase the number of members who use our platform through additional marketing initiatives.  We employ a combination of paid and unpaid sources to market our platform.  We also invest in public relations to build our brand and visibility.  We are constantly seeking new methods to reach more potential Prosper members.

We attract members in a variety of ways, including advertising, search engine results and word-of-mouth referrals.  We frequently hear from new borrowers that they heard about us from current borrowers.  In addition, we have been featured in a variety of media outlets, including television and print media.  We have also participated in interviews to promote Prosper.

We continuously measure website visitor-to-member conversion.  We test graphics and layout alternatives in order to improve website conversion.  We also seek to customize the website to our members’ needs whenever possible.  We carefully analyze visitor website usage to understand and overcome barriers to conversion.

For the years ended December 31, 2009 and 2008, we spent approximately $0.8 million and $2.3 million, respectively, on marketing.

Technology

Our system hardware is located in a hosting facility located in San Francisco, California, owned and operated by Rincon 365 Borrower, LLC under an agreement that expires in August 2011.  Generally, unless either party delivers a termination notice the agreement is automatically renewable for three year terms.  The facility provides around-the-clock security personnel, video surveillance and biometric access screening and is serviced by onsite electrical generators, fire detection and suppression systems.  The facility has multiple interconnects to the Internet, and we use Internap Network Services Corporation as our Internet service provider.  We also maintain off-site backups at a secure, Tier 1 data center in Las Vegas, Nevada. We back up all customer data daily and replicate this data offsite via an encrypted connection.

We own all of the hardware deployed in support of our platform.  We continuously monitor the performance and availability of our platform.  We have a scalable infrastructure that utilizes standard techniques such as load-balancing and redundancies.

We have written our own accounting software to process electronic cash movements, record book entries and calculate cash balances in our members’ funding accounts.  We process electronic deposits and payments by originating ACH transactions.  Our software puts these transactions in the correct ACH transaction data formats and makes book entries between individual members’ accounts using a Write-Once-Read-Many (WORM) ledger system.

We have entered into a back-up servicing agreement with a loan servicing company that is willing and able to transition servicing responsibilities in the event we can no longer do so.  The third party is a financial services company that has extensive experience and knowledge entering into successor loan servicing agreements.  The third party will provide monthly investor reports on our loan servicing activity that will be available to all registered users.

Scalability

Our platform is designed and built as a highly scalable, multi-tier, redundant system.  Our platform incorporates technologies designed to prevent any single point of failure within the data center from taking the entire system offline.  This is achieved by utilizing load-balancing technologies at the front end and business layer tiers and clustering technologies in the back-end tiers to allow us to scale both horizontally and vertically depending on platform utilization.  In addition, the core network load-balancing, routing and switching infrastructure is built with fully redundant hardware and sub-second failover between those devices.

Data integrity and security

All sensitive data that is transmitted to and from our customers and service providers is transacted using a secure transport protocol.  Communication of sensitive data via the web site to our customers is secured utilizing SSL 128-bit enabled encryption certificates provided by VeriSign and Thawte, Inc.  Communication of sensitive data with our service providers is secured utilizing authenticated VPN, SSL 128-bit encryption and SSH protocols depending on the service providers’ requirements.  Storage of sensitive data is encrypted utilizing AES 256-bit and 3DES 168-bit cryptographic ciphers depending upon our service providers’ requirements and internal storage policies.  Access to the data by our employees is restricted based upon a least-privilege principle such that employees have access only to the information and systems needed to perform their function.  In the event of disaster, data is repeatedly stored securely at an offsite data center.

We protect the security of our platform using a multilayered defense strategy incorporating several different security technologies and points of monitoring.  At the perimeter of the network, multi-function security technologies implement firewall, intrusion prevention, anti-virus and anti-spam threat management techniques.  Internally, the network and hosts are segmented by function with another layer of firewalls and traffic inspection devices.  At the host level, our platform utilizes host based intrusion prevention, antivirus, antispyware, and application control systems.  Logging and monitoring for network security devices is done in real-time with notifications to the appropriate staff upon any suspicious event or action that requires attention.  Logging and monitoring of host systems is done in real-time to a centralized database with web based reporting and additional notification to the appropriate staff for any remediation.

Fraud detection

We consider fraud detection to be of utmost importance to the successful operation of our business.  We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud.  We employ techniques such as knowledge based authentication, or KBA, out-of-band authentication and notification, behavioral analytics and digital fingerprinting to prevent identity fraud.  We use services from third-party vendors for user identification, credit checks and for checking customer names against the list of Specially Designated Nationals maintained by the Office of Foreign Assets Control (OFAC).  In addition, we use specialized third-party software to augment our identity fraud detection systems.  In addition to our identity fraud detection system, we have a dedicated team which conducts additional investigations of cases flagged for high fraud risk.  See “About the Platform—Borrower Financial Information is Generally Not Verified” for more information.  We also enable our lender members to report suspicious activity to us, which we may then decide to evaluate further.

Engineering

We have made substantial investment in software and website development and we expect to continue or increase the level of this investment as part of our strategy to continually improve our platform.  In addition to developing new products and maintaining an active online deployment, the engineering department also performs technical competitive analysis as well as systematic product usability testing.  As of December 31, 2009, our engineering team consisted of four developers, one quality assurance manager, four quality assurance contractors, one director of database systems, one database administrator, one director of network operations, one network engineer and the Chief Technology Officer.  Our engineering expense totaled $2.1 million and $2.9 million for the years ended December 31, 2009 and 2008, respectively.

Competition

The market for peer-to-peer lending is competitive and rapidly evolving.  We believe the following are the principal competitive factors in the peer-to-peer lending market:

•fee structure;

•website attractiveness;

•member experience, including borrower loan funding rates and lender returns;

•acceptance as a social network;

•branding; and

•ease of use.

The primary competitors of our platform are major credit card companies such as JPMorgan Chase Bank, Bank of America, Citibank, other commercial banks, savings banks and consumer finance companies.  We also face competition from other peer-to-peer platforms such as Lending Club and Virgin Money and other peer-to-peer platforms appear to be preparing to commence operations.

We may also face future competition from new companies entering our market, which may include large, established companies, such as eBay Inc., Google Inc. or Yahoo! Inc. These companies may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their consumer platforms.  These potential competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns.  These potential competitors may have more extensive potential borrower bases than we do.  In addition, these potential competitors may have longer operating histories and greater name recognition than we do.  Moreover, if one or more of our competitors were to merge or partner with another of our competitors or a new market entrant, the change in competitive landscape could adversely affect our ability to compete effectively.

Intellectual Property

Our intellectual property rights are important to our business.  We rely on a combination of copyright, trade secret, trademark, patent and other rights, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property.  We have filed a patent application in respect of our system.

Although the protection afforded by copyright, trade secret, trademark and patent law, written agreements and common law may provide some advantages, we believe that the following factors help us to maintain a competitive advantage:

•the technological skills of our software and website development personnel;

•frequent enhancements to our platform; and

•high levels of member satisfaction.

Our competitors may develop products that are similar to our technology.  For example, our legal agreements may be copied directly from our website by others.  We enter into confidentiality and other written agreements with our employees, consultants and service providers, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary technology and information.  Despite our efforts to protect our proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality as ours.  Policing all unauthorized use of our intellectual property rights is nearly impossible.  Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our technology or intellectual property rights.

We have developed our own software, and do not use software licensed to us by third parties, for processing electronic cash movements, recording book entries and calculating cash balances in our members’ Prosper accounts.

Employees

As of December 31, 2009, we employed thirty-four full-time employees.  Of these employees:

•10 were in network and engineering;

•8 were in customer services, which includes the employees who conduct our collection activities;

•7 were in legal and finance;

•5 were in marketing; and

•4 were in general and administration.

None of our employees are represented by labor unions.  We have not experienced any work stoppages and believe that our relations with our employees are good.

Facilities

Our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, is located in San Francisco, California, where we lease workstations and conference rooms under a five year lease agreement that expires in July 2011.  We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Legal Proceedings

In November of 2008, the SEC instituted cease and desist proceedings, pursuant to Section 8A of the Securities Act, against us.  In connection with such proceedings, we agreed to a settlement with the SEC and consented to the entry of a Cease and Desist order, in which we neither admitted nor denied liability, which was approved by the SEC on November 20, 2008.  The Cease and Desist order included a finding that we violated the registration requirements of the Securities Act, and required that we cease and desist from committing any violations or causing any violations in the future.

On November 26, 2008, Prosper and the North American Securities Administrators Association, or “NASAA,” executed a settlement term sheet.  The term sheet sets forth the material terms of a consent order to resolve matters relating to our sale and offer of unregistered securities and the omission of material facts in connection with such offers and sales.  NASAA will recommend that each state adopt the terms of the settlement, however, the settlement is not binding on any state.  The terms of the settlement involve our payment of up to $1 million, which NASAA will allocate among the 50 states and the District of Columbia, based on our loan sale transaction volume in each state prior to November 24, 2008.  We will not be required to pay any portion of the fine allocated to those states that do not execute a consent order with Prosper.  The terms of the settlement require the states to terminate their investigation of our activities related to the sale of securities before November 24, 2008.  If a state does not elect to participate in the NASAA settlement, such state would not be prevented from pursuing its own remedies in connection with our sale of securities before November 24, 2008.  On April 21, 2009, we reached agreement with NASAA on the final terms of the consent order for consideration by the states.  As of December 31, 2009 and December 31, 2008, the Company had accrued $356,157 and $417,000, respectively, in connection with this contingent liability in accordance with Accounting Standards Codification (ASC) Topic 450, Contingencies (formerly, Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies).  As of December 31, 2009, we had entered into 27 consent order agreements and have paid an aggregate of $356,555 in penalties.

On November 26, 2008, plaintiffs, Christian Hellum, William Barnwell and David Booth, individually and on behalf of all other plaintiffs similarly situated, filed a class action lawsuit against us, and certain of our executive officers and directors in the Superior Court of California, County of San Francisco, California.  The suit was brought on behalf of all loan note purchasers in our online lending platform from January 1, 2006 through October 14, 2008.  The lawsuit alleges that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws.  The lawsuit seeks class certification, damages and the right of rescission against Prosper and the other named defendants, as well as treble damages against Prosper and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest.

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

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $70.5 million which represents the remaining outstanding principal amount of $28.9 million and loans charged off of $41.6 million as of December 31, 2009.

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

Prior Operation of Our Platform

Our Prior Operating Structure

From the launch of our platform in February 2006 until October 16, 2008, the operation of our platform differed from the structure described in this report, and we did not offer Notes.  Instead, our platform allowed lender members to purchase, and take assignment of, borrower loans directly.  Under that structure, the borrower loans were evidenced by individual promissory notes in the amount of each lender member’s winning bid, which notes were thereafter sold and assigned to each lender member with a winning bid, subject to our right to service the borrower loans.  Borrower loans resulting from listings posted prior to April 15, 2008 were made by Prosper and sold and assigned to the lender members who were winning bidders for the loans; loans resulting from listings posted on or after April 15, 2008 were made by WebBank and then subsequently sold and assigned by WebBank to Prosper, which in turn sold and assigned such loans to the lender members who were winning bidders for the loans.  In addition, we previously assigned one of seven letter credit grades based on the borrower’s credit score and displayed the borrower’s credit grade in the listing posted on our platform.  Commencing on July 13, 2009, each listing was assigned a Prosper Rating.  For borrower listings, the Prosper Rating will be derived from two scores:  a consumer reporting agency score and an in-house custom score calculated using the historical performance of previous borrower loans with similar characteristics.  From October 16, 2008 until July 13, 2009, we did not offer lender members the opportunity to make any purchases on our platform.  During this time, we also did not accept new lender registrations or allow new loan purchase commitments from existing lender members.  We continued to service all previously-funded borrower loans, and lender members had the ability to access their accounts, monitor their borrower loans and withdraw available funds.  During this period, borrowers could still request loans, but those loan requests were forwarded to companies that had a pre-existing relationship with Prosper that could make or facilitate a loan to the borrower. For a brief period between April 28, 2009 and May 8, 2009, our wholly owned subsidiary Prosper Marketplace CA, Inc. (which has subsequently been dissolved) conducted an intrastate offering under Section 3(a)(11) of the Securities Act to California residents only.  We originated thirteen loans in connection with this offering, but did not sell any of the related notes.  Prior to our sale of these notes, the Securities and Exchange Commission expressed concerns that the offering might violate provisions of the Securities Act of 1933.  Upon learning of these concerns, we terminated the offering and informed the winning bidders on the thirteen loans that were made that the notes could not be sold to them. Our termination of these notes sales was based on our representation and warranty in the lender registration agreement that we have complied in all material respects with applicable law in connection with the offer and sale of all notes.

We have made significant changes to the operation of our lending platform that became effective July 13, 2009.  Our historical financial results and much of the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the structure of our lending platform and our operations prior July 13, 2009.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Securities Law Compliance

Since our commencement of operations in February 2006 through October 16, 2008, we sold approximately $179.1 million of loans to our lender members through an operating structure that involved our sale and assignment of promissory notes directly to lender members.  We did not register the offer and sale of the promissory notes offered and sold through our platform under the Securities Act or under the registration or qualification provisions of state securities laws.  In our view, analyzing whether or not the operation of our platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain.  If the sales of promissory notes offered through our platform were viewed as a securities offering, we would have failed to comply with the registration and qualification requirements of federal and state law and our lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest.  Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation, although the statute of limitations period under various state laws may be for a longer period of time.  Due to the legal uncertainty regarding the sales of promissory notes offered through our platform under our prior operating structure, and as a result of discussions with the SEC and various state securities law administrators, we decided to restructure our operations to resolve such uncertainty.  We began our implementation of this decision on October 16, 2008, when we ceased offering lender members the opportunity to make loan purchases on our platform, ceased accepting new lender member registrations and ceased allowing new loan purchase commitments from existing lender members.  Furthermore, pursuant to this decision, we filed our prospectus, and registration statement of which it forms a part, with the SEC, in which we describe the restructuring of our operations and our new operating structure.  We resumed transactions with lender members starting July 13, 2009.  Our decision to restructure our operations and cease sales of promissory notes offered through our platform effective October 16, 2008 limited this contingent liability, under federal law, so that it only related to the period from February 2006 until October 16, 2008 in which sales occurred under our prior operating structure.  We have, however, accrued  $356,157 as of December 31, 2009 in connection with the $1 million contingent liability arising from the settlement term sheet we entered into with NASAA on November 26, 2008 in accordance with ASC Topic 450.  See “—Legal Proceedings” for more information.  As of December 31, 2009, the Company has entered into 27 consent order agreements and has paid an aggregate of $356,555 in penalties.

The change in the operation of our platform, the resulting litigation, as well as our adoption of new accounting pronouncements, will have a significant impact on our financial statements and results of operations for periods following July 13, 2009.  Because the Notes are a novel financing structure, we will continue to evaluate the impact the changes this shift in our operations will have on our financial condition, results of operations and cash flow.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Impact of New Lending Platform Structure” for more information.

GOVERNMENT REGULATION

Overview

The consumer loan industry is highly regulated.  Prosper, and the borrower loans made through our platform, are subject to extensive and complex rules and regulations, licensing and examination by various federal, state and local government authorities.  These authorities impose obligations and restrictions on our activities and the borrower loans made through our platform.  In particular, these rules limit the fees that may be assessed on the borrower loans, require extensive disclosure to, and consents from, our borrower members, prohibit discrimination and impose multiple qualification and licensing obligations on platform activities.  Failure to comply with these requirements may result in, among other things, revocation of required licenses or registration, loss of approved status, voiding of the loan contracts, indemnification liability to contract counterparties, class action lawsuits, administrative enforcement actions and civil and criminal liability.  While compliance with such requirements is at times complicated by our novel business model, we believe we are in substantial compliance with these rules and regulations.  These rules and regulations are subject to continuous change, however, and a material change could have an adverse effect on our compliance efforts and ability to operate.

Regulation and Consumer Protection Laws

State and Federal Laws and Regulations

Borrower loan origination activities on our platform and the servicing of Notes are subject to state and federal regulation.  WebBank and the borrower loans it makes must comply with applicable state usury and lending laws, including interest rate and fee limitations, and licensing and disclosure requirements.  In addition, Prosper and WebBank must comply with the federal Consumer Credit Protection Act, including, without limitation, the Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act and Electronic Fund Transfer Act, as well as the federal Electronic Signatures in Global and National Commerce Act (ESIGN) and other federal and state laws governing privacy and data security and prohibiting unfair or deceptive business practices.  Prosper and WebBank are subject to examination, supervision, and potential regulatory investigations and enforcement actions by state and federal agencies that regulate their activities, including but not limited to the Utah Department of Financial Institutions and the FDIC with respect to WebBank and various state consumer credit regulatory agencies and the Federal Trade Commission with respect to Prosper.

State Licensing Requirements.  We hold consumer lending licenses or similar authorizations in 15 states.  We are subject to supervision and examination by the state regulatory authorities that administer the state lending laws.  The licensing statutes vary from state to state and variously prescribe or impose recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review.

WebBank is a Utah-chartered industrial bank organized under Title 7, Chapter 8 of the Utah Code and has its deposits insured by the FDIC.  WebBank is subject to supervision and examination by the Utah Department of Financial Institutions and the FDIC.  Applicable federal law preempts state usury limitations and permits FDIC-insured depository institutions, such as WebBank, to “export” the interest rates permitted under the laws of the state where the bank is located when making loans to borrowers who reside in other states, regardless of the usury limitations imposed by the state law of the borrower’s residence.  WebBank is located in Utah, and Utah law does not limit the amount of interest that may be charged on loans of the type offered through our platform.  A few jurisdictions have elected to opt out of the federal usury preemption available to state-chartered, FDIC-insured banks.  To the extent that a WebBank borrower loan is deemed to be “made” in such a jurisdiction, the loan would be subject to the maximum interest rate limit of such jurisdiction.

Disclosure Requirements and Other Lending Regulations.  We are also subject to and seek to comply with state and federal laws and regulations applicable to consumer lending, including requirements relating to loan disclosure, credit discrimination, credit reporting, debt collection and unfair or deceptive business practices.  These laws and regulations may be enforced by state consumer credit regulatory agencies, state attorneys general, the Federal Trade Commission, and private litigants, among others.  Given our novel business model and the subjective nature of some of these laws and regulations, particularly laws regulating unfair or deceptive business practices, we may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements.

Truth-in-Lending Act.  The federal Truth-in-Lending Act (TILA), and the regulation issued by the Federal Reserve Board implementing the TILA, Regulation Z, requires disclosure of, among other things, the annual percentage rate, the finance charge, the amount financed, the number of payments, and the amount of the monthly payment on consumer loans.  WebBank provides borrowers with a TILA disclosure form when borrower loans are originated and seeks to comply with TILA’s disclosure requirements relating to credit advertising.

Equal Credit Opportunity Act.  The federal Equal Credit Opportunity Act (ECOA) and the regulation issued by the Federal Reserve Board implementing the ECOA, Regulation B, prohibit discrimination in any aspect of a credit transaction, on the basis of race, color, religion, national origin, sex, marital status, age (with certain limited exceptions), because all or part of the applicant’s income derives from any public assistance program, or because the applicant has in good faith exercised any right under the Consumer Credit Protection Act.  Prosper and WebBank comply with the ECOA’s nondiscrimination requirements, and the lender registration agreement requires lender members to comply with the ECOA in their bidding practices.  We also require individual group leaders who form groups on Prosper to comply with the ECOA in that they are prohibited from excluding individuals from membership in a group on a prohibited basis.

The ECOA also requires creditors to provide consumers with notice of adverse action taken on credit applications, giving the consumer the principal reasons why adverse action was taken.  We and/or WebBank also provide prospective borrowers who attempt but fail to obtain a borrower loan through our platform with an adverse action notice in compliance with the ECOA’s requirements.

Fair Credit Reporting Act.  The federal Fair Credit Reporting Act (FCRA), administered by the Federal Trade Commission, promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies.  In addition to requirements on credit bureaus, the FCRA requires that users of consumer credit reports have a permissible purpose to obtain a credit report on a consumer and that persons who furnish loan payment information to credit bureaus report such information accurately.  The FCRA also has disclosure requirements for creditors who take adverse action on credit applications based on information contained in a credit report.  Prosper and WebBank have a permissible purpose for obtaining credit reports on borrower members and Prosper reports loan payment and delinquency information to the credit bureaus in compliance with the FCRA.  Prosper’s and WebBank’s adverse action notices contain the disclosures required by the FCRA.

Fair Debt Collection Practices Act.  The federal Fair Debt Collection Practices Act (FDCPA) provides guidelines and limitations on the conduct of third party debt collectors in connection with the collection of consumer debts.  The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection.  While the FDCPA applies to third party debt collectors, debt collection laws of certain states, including California, impose similar requirements on creditors who collect their own debts.  In order to ensure compliance with the FDCPA, Prosper has contracted with professional third party debt collection agencies to engage in debt collection activities.  Prosper’s agreements with lender members and group leaders prohibit registered lender members and group leaders from attempting to directly collect on the Notes, and Prosper has established procedures to ensure that lender members and group leaders do not attempt to collect on the Notes themselves.

Servicemembers Civil Relief Act.  The federal Servicemembers Civil Relief Act (SCRA) allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties.  In accordance with the SCRA, Prosper must adjust the interest rate of borrowers on active duty and other military personnel who qualify for and request relief.  If a borrower with an outstanding borrower loan is called to active military duty and can show that such military service has materially affected his or her ability to make payments on the borrower loan, Prosper will reduce the interest rate on the borrower loan to 6% for the duration of the borrower’s active duty.  During this period, the lender members on the borrower loan will not receive the difference between 6% and the interest rate that was established for the borrower loan by the auction bidding system on our platform.  For borrowers to obtain an interest rate reduction on a borrower loan due to military service, we require the borrowers to send us a written request and a copy of the borrower’s mobilization orders.

We do not take military service into account in assigning Prosper Ratings to borrowers’ listings.

Electronic Funds Transfer Act.  The federal Electronic Funds Transfer Act (EFTA) and the regulation issued by the Federal Reserve Board implementing the EFTA, Regulation E, place guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts, including preauthorized electronic fund transfers from consumers’ accounts to make loan payments.  Most transfers of funds in connection with the origination and repayment of Notes and bidding on our platform are done by Automated Clearing House (ACH) electronic transfers of funds subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (NACHA).  Transfers of funds on our platform are done in conformity with the EFTA and its regulations, as well as NACHA guidelines.

Electronic Signatures in Global and National Commerce Act.  The federal Electronic Signatures in Global and National Commerce Act (ESIGN) and similar state laws authorize the creation of legally binding and enforceable agreements, including electronic loan agreements, utilizing electronic records and electronic signatures.  ESIGN imposes special requirements on businesses that want to use electronic records or signatures in consumer transactions and requires businesses to obtain from consumers electronic consent or confirmation to receive information electronically that a law requires to be in writing.  When a platform participant registers on our platform, we obtain his or her consent to transact business electronically with Prosper and WebBank and maintain electronic records in compliance with ESIGN requirements.

Privacy and Data Security Laws.  The federal Gramm-Leach-Bliley Act (GLBA) limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to its information sharing with both affiliates and nonaffiliated third parties.  A number of states have enacted privacy and data security laws requiring safeguards on the privacy and security of consumers’ personally identifiable information.  Our privacy policy conforms to GLBA requirements, and we have policies and procedures intended to maintain platform participants’ personal information securely, and we do not sell or rent such information to third parties for marketing purposes.

Bank Secrecy Act.  We check customer names against the list of Specially Designated Nationals maintained by the Office of Foreign Assets Control (OFAC) pursuant to the USA PATRIOT Act amendments to the Bank Secrecy Act (BSA), and its implementing regulation.  We have also instituted procedures to comply with the anti-money laundering requirements of the USA PATRIOT Act and the BSA.

Foreign Laws and Regulations

We do not permit non-U.S. residents to register as members on our platform and do not operate outside the United States.  We are not, therefore, subject to foreign laws or regulations.

Item 1A. Risk Factors

Our Notes involve a high degree of risk.  You should carefully consider the risks described below before making a decision to invest in the Notes.  If any of the following risks actually occurs, you might lose all or part of your investment in the Notes.  You should also refer to the individual borrower profiles and borrower credit information provided on our platform.

Risks Related to Borrower Default

The Notes are risky and speculative investments for suitable investors only.

You should be aware that the Notes offered through our platform are risky and speculative investments.  The Notes are special, limited obligations of Prosper and depend entirely on payments to Prosper of obligations of borrower members under the corresponding borrower loans.  Notes are suitable only for lender members of adequate financial means.  If you cannot afford to lose the entire amount of your investment in the Notes you purchase, you should not invest in the Notes.  In addition, you should not assume that a Note is an appropriate investment for you because it corresponds to a borrower loan listed on our platform.

Payments on the Notes depend entirely on payments we receive on corresponding borrower loans.  If a borrower fails to make any payments on the corresponding borrower loan related to your Note, you will not receive any payments on your Note.

We will only make payments pro rata on a series of Notes after we receive a borrower’s payment on the corresponding borrower loan, net of our servicing fees.  We will not pay lender members any non-sufficient funds fees or collection fees we or a third-party collection agency charge.  Under the terms of the Notes, if we do not receive payments on the corresponding borrower loan, you will not receive any payments on your Note.

Information supplied by borrowers may be inaccurate or intentionally false. Information regarding income and employment is not verified in the majority of cases.

Borrower members supply a variety of unverified information regarding the purpose of the loan, income, occupation, and employment status that is included in the borrower loan listings on our website.  We do not verify this information, and this information may be inaccurate or intentionally false.  In addition, we generally do not verify a borrower’s stated income, employment status or occupation, and the information borrowers supply may be inaccurate or intentionally false.  Prosper borrowers may misrepresent their intentions for the use of borrower loan proceeds.  Prosper and WebBank do not verify any statements by Prosper borrowers as to how loan proceeds are to be used and do not confirm after loan funding how loan proceeds were used.  All listings are posted on our platform without our verifying the information provided by the borrower member, including the borrower’s stated income, employment status or occupation that appears in the listing.  Lender members should not rely on borrower’s self-reported information such as income, employment status, or occupation in making investment decisions.  In the limited cases in which we have selected Prosper borrower members for income and employment verification, the verification is normally done after the listing has been created and bidding is substantially completed but prior to the time the borrower loan is funded.  From the period from July 14, 2009 to December 31, 2009 when we have conducted pre-funding income and employment verification approximately 70% of these listings have provided us with satisfactory responses and received a borrower loan; approximately 16% of these listings withdrew their listings, or failed to receive bids totaling the amount of their requested loans, approximately 8% provided responses that were deemed unsatisfactory and their listings were cancelled, and approximately 7% of these listings failed to supply the requested information and their listing was cancelled. Of listings that had bids totaling 70% or more of the requested loan amount during this period, 39% (1,099 out of 2,802) were selected for income and employment verification.  These listings were selected based on a combination of factors including amount of loan requested, Prosper Rating, Debt-to-Income ratio and stated income.  The identity of borrowers is not revealed to lender members, and lender members have no ability to obtain or verify borrower information either before or after they purchase a Note.  Potential lender members may only communicate with Prosper borrower members through website postings on our platform and then only on an anonymous and unverified basis.  If you rely on false, misleading or unverified information supplied by borrowers in deciding to purchase Notes, you may lose part or all of the purchase price you pay for a Note.

The Notes are special, limited obligations of Prosper only and are not directly secured by any collateral or guaranteed or insured by any third party.

The Notes will not represent an obligation of borrowers or any other party except Prosper, and are special, limited obligations of Prosper.  The Notes are not secured by any collateral and are not guaranteed or insured by any governmental agency or instrumentality or any third party.  Although Prosper will grant the indenture trustee a security interest in Prosper’s right to payment under, and all proceeds received by Prosper on, the corresponding borrower loans and in the bank account in which the borrower loan payments are deposited, the Note holders do not have a security interest in the borrower loans or the right to payment thereunder.

The borrower loans are not secured by any collateral or guaranteed or insured by any third party, and you must rely on Prosper or a third-party collection agency to pursue collection against any borrower.

Borrower loans are unsecured obligations of borrower members.  They are not secured by any collateral, and they are not guaranteed or insured by any third party or backed by any governmental authority in any way.  Prosper and its designated third-party collection agency will, therefore, be limited in their ability to collect on borrower loans.  Moreover, borrower loans are obligations of borrowers to Prosper as successor to WebBank, not obligations to the holders of Notes.  Holders of the Notes will have no recourse to the borrower members and no ability to pursue borrowers to collect payments under borrower loans.  Holders of the Notes may look only to Prosper for payment of the Notes.  Furthermore, if a borrower fails to make any payments on the borrower loan, the holder of the Notes corresponding to that borrower loan will not receive any payments on their Notes.  The holder of such Notes will not be able to pursue collection against the borrower and will not be able to obtain the identity of the borrower in order to contact the borrower about the defaulted borrower loan.  In addition, as described in this report, in the unlikely event that we receive payments on the borrower loan relating to your Notes after the final maturity date, you will not receive payments on your Notes after maturity.  See “Summary of Material Agreements Indenture and Form of Notes” for more information.

Some of the borrowers on our platform have “subprime” credit ratings, are considered higher than average credit risks, and may present a high risk of loan delinquency or default.

Some of the borrowers on our platform are people who have had difficulty obtaining loans from banks and other financial institutions on favorable terms, or on any terms at all, due to credit problems, limited credit histories, adverse financial circumstances, or high debt-to-income ratios.  Therefore, acquiring Notes that are dependent for payment on payments we receive on the corresponding borrower loans of such borrowers may present a high risk of loan delinquency or default.  Since our inception in November 2005 through July 12, 2009, we facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624 on our platform.  There were 13 loans originated when Prosper briefly re-opened in the State of California from April 28, 2009 to May 8, 2009.  These loans were funded by Prosper and no Notes were sold to California residents.  See “Business-About Prosper Marketplace, Inc.-Prior Operation of our Platform-Our Prior Operating Structure.”  A total of 77 loans were repurchased by Prosper due to identify theft or operational issues, which includes the 13 borrower loans as described above.  As of December 31, 2009, of the 29,013 borrower loans, 35.8% were current, 31.2% were paid in full, 0.6% were 16 to 30 days late, and 2.8% were more than 30 days late.  In addition, of these 29,013 loans:

•	11,569 loans, or 39.9%, have been more than 15 days past due on at least one occasion;

•	10,342 loans, or 35.6% have been more than 30 days past due on at least one occasion;

•	9,424 loans, or 32.5% have been more than 60 days past due on at least one occasion;

•	8,514 loans or 29.3% had defaulted (a borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy).

From July 13, 2009 to December 31, 2009, we facilitated 2,034 borrower loans with an average original principal amount of $4,369 and an aggregate original principal amount of $8,886,296 on our platform.  There have been no repurchases by Prosper due to identity theft or operational issues.  As of December 31, 2009, of the 2,034 borrower loans, 96.5% were current, 2.9% were paid in full, 0.3% were 16 to 30 days late, and 0.3% were more than 30 days late.  As of December 31, 2009 of the 2,034 borrower loans, no borrower loans had defaulted.

•	19 loans, or 0.9%, have been more than 15 days past due on at least one occasion;

•	9 loans, or 0.4% have been more than 30 days past due on at least one occasion;

•	3 loans, or 0.2% have been more than 60 days past due on at least one occasion;

Selected historical loss rates on the Notes can be found in Part 1, Item 1 of this report under "Historical Information about Our Prosper Borrower Members and Outstanding Borrower Loans.”  There can be no assurance that such historical loss rates will be indicative of future loss rates or the likelihood of the delinquency or default by a borrower under a borrower loan upon which a series of Notes is dependent for payment.

Prospective borrowers are not required to have a maximum debt-to-income ratio.

We do not require borrowers to have a maximum debt-to-income ratio (or “DTI”) in order to post listings for borrower loans on our platform.  The DTI is a measurement of the borrower’s ability to take on additional debt.  Because a borrower is not required to have a maximum DTI, our platform may contain borrower loan listings that have a higher risk of default than would otherwise be the case if a maximum DTI was required.

The credit information of a borrower member may be inaccurate or may not accurately reflect the borrower’s creditworthiness, which may cause you to lose all or part of the price you paid for a Note.

We obtain borrower credit information from consumer reporting agencies, and assign borrower listings a Prosper Rating based in part on the borrower’s credit score.  A credit score that forms a part of the Prosper Rating assigned to a borrower listing may not reflect that borrower’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data.  We do not verify the information obtained from the borrower’s credit report.  Similarly, the borrower credit data displayed in borrower listings may be based on outdated, incomplete or inaccurate consumer reporting data from the consumer report obtained on the borrower.  Moreover, lender members do not, and will not, have access to financial statements of borrower members or to other detailed financial information about borrower members.  In addition, we currently retrieve a subsequent consumer report and credit score for a borrower member after the previous consumer report is more than 30 days old.  Therefore, there is a risk that a borrower may have become delinquent in a payment, defaulted on a debt obligation, taken on more personal debt, or sustained other adverse financial events after the date the last consumer report was retrieved, and the Prosper Rating assigned to the borrower may not accurately reflect the borrower’s actual current creditworthiness.

As the Prosper Rating assigned to listings after our effective date was the result of a new credit rating system developed by Prosper, you should not look at the performance history of our borrower loans with the same letter grade as the Prosper Rating as a valid indication of how the borrower loan upon which a Note is dependent for payment will perform in the future.

Prosper implemented a new credit rating system on the effective date of our prospectus.  Each listing was assigned a Prosper Rating that indicates the level of risk associated with a listing and corresponds to an estimated average annualized loss rate range for the listing.  The Prosper Rating is indicated by the same seven letter credit grades previously used to indicate the borrower’s credit grade for each borrower loan listed on our platform.  The Prosper Rating allows Prosper to maintain consistency when assigning a rating to the borrower. The Prosper Rating is derived from two scores:  a consumer reporting agency score and an in-house custom score calculated using the historical performance of previous borrower loans with similar characteristics.  Although the same seven letter credit grades are used to represent the Prosper Rating, the letter credit grades are not comparable as they are computed in a different manner and represent a different risk profile.  Moreover, Prosper adopted the new credit rating system, in part, due to variations in loss rates among borrower members with the same credit grade due to variations in the borrower’s credit characteristics within a credit score tier.  Accordingly, you should not look at the performance history of our borrower loans with a letter grade the same as the Prosper Rating as a valid indication of how the borrower loan upon which a Note is dependent for payment will perform in the future.

The Prosper Rating may not accurately set forth the risks of investing in the Notes and no assurances can be provided that actual loss rates for the Notes will come within the expected loss rates indicated by the Prosper Rating.

Prosper will offer to indemnify or repurchase the Notes from the lender members in the event of a material default under the borrower loan corresponding to the Note pertaining to an error relating to the Prosper Rating only under the following circumstances:  (1) a Prosper score different from the Prosper score calculated by Prosper for the listing at issue is inserted in that listing, or (2) Prosper incorrectly applied its formula to determine the Prosper score, resulting in a Prosper Rating different from the Prosper Rating that should have appeared in the borrower listing.  Prosper will not, however, be under any obligation to indemnify or repurchase a series of Notes because of any other inaccuracy in the Prosper score or Prosper Rating.  For example, the Prosper Rating may be inaccurate because Prosper correctly applied its formula, but the credit bureau information was incorrect, or because the performance was worse than expected.  The Prosper Rating is not a recommendation by Prosper to buy, sell or hold the Notes.  In addition, no assurances can be provided that actual loss rates for the Notes will fall within the expected loss rates indicated by the Prosper Rating.

Some borrowers may use our platform to defraud lender members, which could adversely affect your ability to recoup your investment.

We use identity and fraud checks with external databases to authenticate each borrower member’s identity.  Although we use diligent efforts in this regard, there is a risk that our fraud checks could fail and fraud may occur.  In addition, borrower members may misrepresent their intentions regarding the purpose of the borrower loan or in other information contained in borrower listings, which we do not verify.  While we will repurchase Notes in limited circumstances, e.g., a material default on the corresponding borrower loan resulting from verifiable theft of a borrower’s identity, or resulting from the failure of the corresponding borrower loan to materially comply at origination with applicable federal and state law, we are not obligated to repurchase a Note from you if your investment is not realized in whole or in part due to fraud (other than verifiable identity theft) in connection with a borrower listing, or due to false or inaccurate statements or omissions of fact in a borrower’s listing, whether in credit data, a borrower member’s representations, user recommendations, group affiliations or similar indicia of borrower intent and ability to repay the borrower loan.  If Prosper repurchases a Note, only the outstanding principal balance will be returned to the lender member.  See “About the Platform—Prosper’s Note Repurchase and Indemnification Obligations” for more information.

The fact that Prosper has the exclusive right and ability to investigate claims of identity theft in the origination of loans creates a significant conflict of interest between Prosper and the lender members.

Prosper has the exclusive right to investigate claims of identity theft and determine, in its sole discretion, whether verifiable identity theft has occurred. Verifiable identity theft triggers an obligation by Prosper to repurchase a loan.  As Prosper is the sole entity with the ability to investigate and determine verifiable identity theft, which triggers its repurchase obligation, a conflict of interest exists. Lender members rely solely on Prosper to investigate incidents which might require Prosper to repurchase a loan. The denial of a claim under Prosper’s identity theft guarantee would save Prosper from its repurchase obligation.

We do not have significant historical performance data about borrower performance on the borrower loans.  Loss rates on the borrower loans may increase and prior to investing you should consider the risk of non-payment and default under our outstanding borrower loans.

We are in the early stages of our development and have a limited operating history.  We began offering loans publicly through the platform in February of 2006.  Due to our limited operational history, we do not have significant historical data regarding the performance of our borrower members under the borrower loans, and we do not yet know what the long-term loan loss experience will be.  The estimated loss rates we display on the website and use to determine the Prosper Rating have been developed from our loss histories.  Moreover, information we have on the historical loss rates under the borrower loans occurred prior to the recent contraction in the global financial and credit markets and significant downturn in the United States economy.  Accordingly, borrower loans originated on our platform may default more often than similar loans have defaulted in the past, which increases the risk of investing in the Notes.

If payments on the corresponding borrower loans relating to your Notes become more than 30 days overdue, it is likely you will not receive the full principal and interest payments that you expect to receive on your Notes, and you may not recover any of your original purchase price.

If a borrower fails to make a required payment on a borrower loan within 30 days of the due date, we will pursue reasonable collection efforts in respect of the borrower loan.  Referral of a delinquent borrower loan to a collection agency within five (5) business days after it becomes thirty days past due will be considered reasonable collection efforts.  Since our inception in November 2005 through July 12, 2009, we have facilitated 29,013 borrower loans, of which a total of 77 loans were repurchased by Prosper due to identity theft or operational issues.  With respect to these 29,013 borrower loans as of December 31, 2009:

•	0.6% were 16 to 30 days late and 39.9% had been more than 15 days past due on at least one occasion; and

•	2.8% were more than 30 days late and 35.6%, had been more than 30 days past due on at least one occasion.

From July 13, 2009 to December 31, 2009, we facilitated 2,034 borrower loans.  Of these 2,034 borrower loans, there were no loans repurchased by Prosper due to identity theft or operational issues, as of December 31, 2009.  With respect to these 2,034 borrower loans as of December 31, 2009:

•	0.3% were 16 to 30 days late and 1.0% had been more than 15 days past due on at least one occasion; and

•	0.3% were more than 30 days late and 0.5% had been more than 30 days past due on at least one occasion.

If we refer a borrower loan to a collection agency, Prosper will not have any other obligation to attempt to collect that borrower loan.  We may also handle collection efforts in respect of a delinquent borrower loan directly.  If payment amounts on a delinquent borrower loan are received from a borrower more than 30 days after their due date, if the delinquent loan is referred to an outside collection agency, that collection agency will retain a percentage of any funds recovered from such borrower as a servicing fee before any principal or interest becomes payable to you from recovered amounts in respect of Notes related to the corresponding borrower loan.  Collection fees range from 17.0% of the amount recovered up to the “total amount delinquent.”  See “About the Platform—Loan Servicing and Collection” for more information.

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

Loss rates on the borrower loans may increase as a result of economic conditions beyond our control and beyond the control of the borrower member.

Borrower loan loss rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrowers.  In particular, loss rates on borrower loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer confidence, residential real estate values, the value of the U.S. dollar, energy prices, changes in consumer spending, the number of personal bankruptcies, disruptions in the credit markets and other factors.  The recent contraction in the global financial and credit markets and significant downturn in the United States economy will likely result in an increased rate of default under the borrower loans in the future.  Accordingly, no reliance should be made on the historical loss rates on borrower loans in determining whether to purchase your Notes.  As the current economic crisis is largely unprecedented in recent history, we cannot predict the impact these events will have on a borrower’s ability to repay future borrower loans originated on our platform.  We do not expect, however, that loss rates for borrower loans will decrease in the immediate future.

In the unlikely event that we receive payments on the corresponding borrower loans relating to your Notes after the final maturity date, you will not receive payments on your Notes after maturity.

Each Note will mature on the initial maturity date, unless any principal or interest payments in respect of the corresponding borrower loan remain due and payable to Prosper upon the initial maturity date, in which case the maturity of the Note will be automatically extended to the final maturity date.  If there are any amounts under the corresponding borrower loan still due and owing to Prosper after the final maturity, Prosper will have no further obligation to make payments on the Notes of the series even if Prosper receives payments on the corresponding borrower loan after the final maturity.

In general, the borrower loans on which the Notes are dependent do not restrict borrowers from incurring additional unsecured or secured debt, nor do they impose any financial restrictions on borrowers during the term of the borrower loan, which may impair your ability to receive the full principal and interest payments that you expect to receive on a Note.

If a borrower incurs additional debt after the date of the borrower loan, the additional debt may impair the ability of that borrower to make payments on his or her borrower loan and your ability to receive the principal and interest payments that you expect to receive on a Note dependent for payment on payments we receive on that corresponding borrower loan.  In addition, the additional debt may adversely affect the borrower’s creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of the borrower.  To the extent that the borrower has or incurs other indebtedness and cannot pay all of his or her indebtedness, the borrower may choose to make payments to other creditors, rather than Prosper, on the borrower loan.

To the extent borrowers incur other indebtedness that is secured, such as mortgage, home equity or auto loans, the ability of the secured creditors to exercise remedies against the assets of the borrower may impair the borrower’s ability to repay the borrower loan on which your Note is dependent for payment.  Borrower members may also choose to repay obligations under secured indebtedness before repaying borrower loans originated through our platform because there is no collateral securing these borrower loans.  A lender member will not be made aware of any additional debt incurred by a borrower member after the date of the borrower listing.

Because the interest rate payable on the Notes is determined through an auction process and is not tied directly to the creditworthiness of the borrower, the interest rate of the Notes may not be adequate to compensate you for the risks associated with the particular Note.

The interest rate on a Note is the rate determined by our platform’s auction system and is fixed at the minimum yield percentage acceptable to all lender members who are the winning bidders at the expiration of the auction bidding period for Notes that are dependent for payment on payments we receive on the corresponding borrower loan described in the listing.  Because the interest rate on a Note is not tied directly to the creditworthiness of the borrower, the interest rate of the Note may not be adequate to compensate you for the risks associated with the borrower loan upon which the Note is dependent for payment.

A borrower may request that his or her bank “chargeback” a payment on a borrower loan upon which a Note is dependent for payment and request a refund on that payment, resulting in a delinquency on the payment and a possible negative cash balance in your funding account.

A borrower chargeback is a process by which a borrower who has made a payment on a borrower loan has his or her bank cancel the payment or request a refund of that payment.  We withhold payments to lender members up to six business days after the payment was initiated.  If the chargeback occurs between six and 60 days after the initiation of payment, you must rely on us to contest the chargeback if we deem it appropriate.  If a borrower successfully processes a chargeback between six and 60 days after initiation of payment, such payment will be deducted from your Prosper account, and if you have withdrawn funds in the interim, a negative cash balance may result. Amounts received on borrower loans corresponding to your Notes payments and deposited into your Prosper funding account are subject to set-off against any negative balance or shortfall resulting from ACH returns of transfers or deposits of funds to your Prosper funding account.

Peer-to-peer lending is a new lending method and our platform has a limited operating history.  Borrowers may not view or treat their obligations to Prosper as having the same significance as loans from traditional lending sources, such as bank loans, and borrower loans may have a higher risk of default than loans of borrowers with similar credit scores.

The investment return on the Notes depends on borrowers fulfilling their payment obligations in a timely and complete manner under the corresponding borrower loan.  Borrowers may not view peer-to-peer lending obligations originated on our platform as having the same significance as other credit obligations arising under more traditional circumstances, such as loans from banks or other commercial financial institutions.  If a borrower neglects his or her payment obligations on a borrower loan upon which payment of the corresponding Note is dependent or chooses not to repay his or her borrower loan entirely, you may not be able to recover any portion of your investment in a Note.

Our platform may fail to comply with borrower protection laws such as state lending laws, or federal consumer protection laws such as the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act.  Borrowers may make counterclaims against us, any collection agency or you after collection actions have commenced.

Applicable state laws generally regulate interest rates and other charges and require certain disclosures.  In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of a borrower loan upon which a series of Notes is dependent for payment.  The borrower loans are also subject to federal laws, including, without limitation, the federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to the borrowers regarding the terms of the loan; the federal Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit; and the federal Fair Credit Reporting Act, which regulates the use and reporting of information related to each borrower’s credit history.  We may not always have been and may not always be in compliance with these laws.  Failure to comply with the laws and regulatory requirements applicable to our business may, among other things, limit our, or a collection agency’s, ability to collect all or part of the principal of or interest on the borrower loans and could subject us to damages, revocation of required licenses or other authorities, class action lawsuits, administrative enforcement actions, and civil and criminal liability.  The occurrence of any of these events may harm our business and our ability to maintain our platform and may result in borrowers rescinding their borrower loans.  See “Government Regulation—Regulation and Consumer Protection Laws” for more information.

We regularly review the requirements of these laws and take measures aimed at ensuring that the borrower loans originated on our platform meet the requirements of all applicable laws.  However, determining compliance with all applicable laws is a complex matter and it is possible that our determination may be inaccurate or incorrect.  Also, changes in law, either due to court decisions, regulatory interpretations or rulings, or new legislation, may adversely affect the collectibility of a borrower loan.

In general, the borrower loans do not contain any cross-default or similar provisions.  If a borrower defaults on any of his or her other debt obligations, our ability to collect on the borrower loan on which your Notes are dependent for payment may be substantially impaired.

In general, the borrower loans do not contain cross-default provisions.  A cross-default provision makes a default under certain debt of a borrower an automatic default on other debt of that borrower.  Because the borrower loans generally do not contain cross-default provisions, a borrower’s loan will not be placed automatically in default upon that borrower’s default on any of the borrower’s other debt obligations, unless there are independent grounds for a default on the borrower loan.  In addition, the borrower loan will not be referred to a third-party collection agency for collection because of a borrower’s default on any of the borrower’s other debt obligations.  If a borrower defaults on debt obligations owed to a third party and continues to satisfy the payment obligations under the borrower loan, the third party may seize the borrower’s assets or pursue other legal action against the borrower before the borrower defaults on the borrower loan.  Payments on Notes may be substantially reduced if a borrower subsequently defaults on a corresponding borrower loan, and we may be unable to recoup any or all of the expected principal and interest payments on these Notes.

Borrowers may seek the protection of debtor relief under federal bankruptcy or state insolvency laws, which may result in the nonpayment of your Notes.

Borrowers on borrower loans may seek protection under federal bankruptcy law or similar laws.  If a borrower files for bankruptcy (or becomes the subject of an involuntary petition), a stay will go into effect that will automatically put any pending collection actions on the borrower loan on hold and prevent further collection action absent bankruptcy court approval.  If we receive notice that a borrower has filed for protection under the federal bankruptcy laws, or has become the subject of an involuntary bankruptcy petition, we will put the borrower’s loan account into “bankruptcy status.” When this occurs, we terminate automatic monthly ACH debits on borrower loans and we will not undertake collection activity without bankruptcy court approval.  Whether any payment will ultimately be made or received on a borrower loan after a bankruptcy status is declared depends on the borrower’s particular financial situation.  It is possible that the borrower’s liability on the borrower loan will be discharged in bankruptcy.  In most cases, unsecured creditors, including Prosper as the owner of the borrower loans, will receive nothing, or only a fraction of any amount outstanding on their loans.  See “About the Platform—Loan Servicing and Collection” for more information.

Federal law entitles borrowers who enter active military service to an interest rate cap and certain other rights that may inhibit the ability to collect on loans and reduce the amount of interest paid on the corresponding Notes.

Federal law provides borrowers on active military service with rights that may delay or impair our ability to collect on a borrower loan corresponding to your Note.  The Servicemembers Civil Relief Act, or “SCRA,” requires that the interest rate on preexisting debts, such as borrower loans, be set at no more than 6% while the qualified service member or reservist is on active duty.  A holder of a Note that is dependent on such a borrower loan will not receive the difference between 6% and the original stated interest rate for the borrower loan during any such period.  This law also permits courts to stay proceedings and execution of judgments against service members and reservists on active duty, which may delay recovery on any borrower loans in default, and, accordingly, payments on Notes that are dependent for payment on payments we receive on these corresponding borrower loans.  If there are any amounts under such a borrower loan still due and owing to Prosper after the final maturity of the Notes that correspond to the borrower loan, we will have no further obligation to make payments on the Notes, even if we later receive payments after the final maturity of the Notes.  We do not take military service into account in assigning a Prosper Rating to borrower listings.  In addition, as part of the borrower registration process, we do not request Prosper borrower members to confirm if they are a qualified service member or reservist within the meaning of the SCRA.  See “Government Regulation—Regulation and Consumer Protection Laws—Servicemembers Civil Relief Act” for more information.

The death of a borrower may substantially impair your ability to recoup the full purchase price of Notes or to receive the interest payments that you expect to receive on the Notes.

If a borrower with outstanding obligations under a borrower loan dies while the borrower loan is outstanding, generally, we will seek to work with the executor of the estate of the borrower to obtain repayment of the borrower loan.  However, the borrower’s estate may not contain sufficient assets to repay the borrower loan on which your Note is dependent for payment.  In addition, if a borrower dies near the end of a borrower loan, it is unlikely that any further payments will be made on the Notes corresponding to such borrower loan, because the time required for the probate of the estate may extend beyond the initial maturity date and the final maturity date of the Notes.

Prosper is not obligated to repurchase any Notes except in limited circumstances.  If Prosper is unable to meet its repurchase obligations, you may lose your entire investment in the Notes.

Prosper is not obligated to repurchase any Note except in limited circumstances, such as material default on a Note resulting from verifiable theft of a borrower’s identity, or resulting from the failure of the corresponding borrower loan to materially comply at origination with applicable federal and state law, or in the event (1) a Prosper score different from the Prosper score calculated by Prosper for the listing at issue is inserted in that listing, or (2) Prosper incorrectly applied its formula to determine the Prosper score, resulting in a Prosper Rating different from the Prosper Rating that should have appeared in the borrower listing.  The lender registration agreement provides that, in the event of a material breach of our representations and warranties, we must either cure the defect, repurchase the Note, or indemnify and hold the lender member harmless against losses resulting from the defect in the Note.  We are not, however, obligated to repurchase a Note from a lender member if his or her investment is not realized in whole or in part due to fraud (other than verifiable identity theft) in connection with a listing, or due to false or inaccurate statements or omissions of fact in a borrower’s listing, whether in credit data, borrower representations, user recommendations, group affiliations or similar indicia of borrower intent and ability to repay the Notes.  Even if we are obligated to repurchase a Note, there can be no assurance that we will be able to meet our repurchase obligation.  If we are unable to meet our repurchase obligations you may lose all of your investment in the Note.

Risks Inherent in Investing in the Notes

If you decide to invest through our platform and concentrate your investment in a single Note, you may increase your risk of borrower defaults.

Your expected return on your investment in the Notes depends on the performance of the borrowers on their respective obligations under the corresponding borrower loans.  There are a wide range of Prosper Ratings and listings on our platform and we expect some borrowers to default on their loans.  If you decide to invest through our platform and concentrate your investment in a single Note, your entire return will depend on the performance of a single borrower loan.  For example, if you plan to purchase $200 of Notes, and choose to invest the entire $200 in a single Note instead of in eight $25 Notes corresponding to the borrower loans of eight different borrowers, your entire $200 investment will depend on the performance of a single borrower loan.  It may be desirable to diversify your portfolio in order to reduce the risk that you could lose your entire investment due to a single default, or a small number of defaults.  However, diversification does not eliminate the risk that you may lose some, or all, of your investment in the Notes.

Our platform allows a borrower member to prepay a borrower loan at any time without penalty.  Borrower loan prepayments will extinguish or limit your ability to receive additional interest payments on a Note.

Borrower loan prepayment occurs when a borrower decides to pay some or all of the principal amount on a borrower loan earlier than originally scheduled.  Borrowers may decide to prepay all or a portion of the remaining principal amount at any time without penalty.  In the event of a prepayment of the entire remaining unpaid principal amount of a borrower loan on which your Notes are dependent for payment, you will receive your share of such prepayment but further interest will not accrue after the date on which the payment is made.  If a borrower prepays a portion of the remaining unpaid principal balance on a borrower loan on which your Notes are dependent for payment, the term of the borrower loan will not change, but interest will cease to accrue on the prepaid portion.  If a borrower prepays a borrower loan in full or in part, you will not receive all of the interest payments that you originally expected to receive on Notes corresponding to that borrower loan.  In addition, you may not be able to find a similar rate of return on another investment at the time at which the borrower loan is prepaid.  Prepayments are subject to our servicing fee, even if the prepayment occurs immediately after issuance of your Note.

Prevailing interest rates may change during the term of your Notes.  If this occurs, you may receive less value from your purchase of the Note in comparison to other ways you may invest your money.  Additionally, borrowers may prepay their borrower loans due to changes in interest rates, and you may not be able to redeploy the amounts you receive from prepayments in a way that offers you the return you expected to receive from the Notes.

The borrower loans on which the Notes are dependent for payment bear fixed, not floating, rates of interest.  If prevailing interest rates increase, the interest rates on Notes you purchase might be less than the rate of return you could earn if you invested the purchase price in a different investment.

While you may still receive a return on your purchase price for the Notes through the receipt of amounts equal to the interest portion of a borrower’s payments on the corresponding borrower loan, if prevailing interest rates exceed the rate of interest payable on the borrower loan, the payments you receive during the term of the Note may not reflect the full opportunity cost to you when you take into account factors such as the time value of money.

There is no prepayment penalty for borrower members who prepay their borrower loans.  If prevailing interest rates on consumer loans decrease, borrowers may choose to prepay their borrower loans with money they borrow from other sources or other resources, and you may not receive the interest payments on your Note that you expect to receive or be able to find an alternative use of your money to realize a similar rate of return at the time at which the Note is prepaid.

The Notes will not be listed on any securities exchange, will not be transferable except through the Note Trader platform, and can be held only by our lender members.  You should be prepared to hold the Notes you purchase until they mature.

The Notes will not be listed on any securities exchange.  All Notes must be held by our lender members.  The Notes will not be transferable except through our Note Trader platform and there can be no assurance that a market for Notes will continue to develop on the Note Trader platform, or that the Note Trader platform will continue in operation.  Therefore, lender members must be prepared to hold their Notes to maturity.  See “About the Platform—Note Trader Platform” for more information.

If the Note Trader platform fails to develop, or if the Note Trader platform develops but you cannot find a purchaser for the Notes that you wish to sell, you will be forced to hold the Notes for their remaining term.

After the date of our effectiveness in July 2009, Prosper established the Note Trader platform on which the Notes may be sold by lender members who own the Notes to other lender members.  We cannot guarantee that a trading market will continue to develop for the Notes.  A Note offered for sale on the trading platform must be purchased in its entirety by a single lender member and Notes with a high outstanding principal balance may be more difficult to sell due to the smaller number of lender members with the ability to purchase such Notes.  In addition your ability to sell your Note will likely be affected by any adverse changes in the credit status of the borrower under the corresponding borrower loan, in addition to the other risks discussed in this report.  If these situations occur, you may be forced to hold the Note for its remaining term.

If you choose to post your Notes for sale on the Note Trader platform, you may not realize the expected return on your investment due to changes in the creditworthiness of the borrower under the corresponding borrower loan.

The ability to sell your Note on the Note Trader platform does not guarantee that you will be able to find a lender member willing to buy the Note at a price acceptable to you, or at all.  If the borrower becomes delinquent in payments under the corresponding borrower loan upon which your Note is dependent for payment, your ability to sell the Note on our Note Trader platform will be substantially impaired.  You may have to offer the Note for sale at a substantial discount, and there is no guarantee that you will receive the expected value of the Note or any value at all.  Additionally, lender members may be less willing to bid for and purchase your Note if prevailing interest rates have changed or other investing activities have proven more attractive while you have held the Note.

The minimum yield percentage established for each borrower listing may prevent you from indirectly funding a borrower loan at a rate more favorable to a borrower and may limit the social lending features of our platform.

 Each borrower listing will establish a maximum and minimum yield percentage for each borrower listing.  Any bid by a lender member below the minimum yield percentage established for the borrower listing will not be accepted.  The restriction on a lender member’s ability to place a bid below the minimum yield percentage established for a borrower listing may have an adverse impact on your ability to invest funds for social or charitable purposes on our platform.  For example, your ability to commit your funds toward the funding of a borrower loan requested by a relative or a group member will be restricted to the minimum yield percentage, which may be substantially higher than the yield percentage you would otherwise have bid.

You do not earn interest on funds held in your lender member account with Prosper.

Your Prosper funding account represents an interest in a pooled bank account that does not earn interest.  See “About the Platform—Treatment of Lender Member Balances” for more information.

The U.S. federal income tax consequences of an investment in the Notes are uncertain.

There are no statutory provisions, regulations, published rulings, or judicial decisions that directly address the characterization of the Notes or instruments similar to the Notes for U.S. federal income tax purposes.  However, although the matter is not free from doubt, we intend to treat the Notes as our debt instruments that have original issue discount (“OID”) for U.S. federal income tax purposes.  Where required, we intend to file information returns with the IRS in accordance with such treatment unless there is a change or clarification in the law, by regulation or otherwise, that would require a different characterization of the Notes.  You should be aware, however, that the U.S. Internal Revenue Service (“IRS”) is not bound by our characterization of the Notes and the IRS or a court may take a different position with respect to the Notes’ proper characterization.  For example, the IRS could determine that, in substance, each lender member owns a proportionate interest in the corresponding loan for U.S. federal income tax purposes or, for example, the IRS could instead treat the Notes as a different financial instrument (including an equity interest or a derivative financial instrument).  Any different characterization could significantly affect the amount, timing, and character of income, gain or loss recognized in respect of a Note.  For example, if the Notes are treated as our equity, (1) we would be subject to U.S. federal income tax on income, including interest, accrued on the corresponding loans but would not be entitled to deduct interest or OID on the Notes, and (2) payments on the Notes would be treated by the holder for U.S. federal income tax purposes as dividends (that may be ineligible for reduced rates of U.S. federal income taxation or the dividends-received deduction) to the extent of our earnings and profits as computed for U.S. federal income tax purposes.  A different characterization may significantly reduce the amount available to pay interest on the Notes.  You are strongly advised to consult your own tax advisor regarding the U.S. federal, state, local and non-U.S. tax consequences of the purchase, ownership, and disposition of the Notes (including any possible differing treatments of the Notes).

Our ability to pay principal and interest on a Note may be affected by our ability to match the timing of our income and deductions for U.S. federal income tax purposes.

You should be aware that our ability to pay principal and interest on a Note may be affected by our ability, for U.S. federal income tax purposes, to match the timing of income we receive from a corresponding loan that we hold and the timing of deductions that we may be entitled to in respect of payments made on the Notes that we issue.  For example, if the Notes, but not the corresponding loans to the Notes, are treated as contingent payment debt instruments for U.S. federal income tax purposes, there could be a potential mismatch in the timing of our income and deductions for U.S. federal income tax purposes, which could affect our ability to make payments on the Notes.

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

•
In November of 2008, the SEC instituted cease and desist proceedings, pursuant to Section 8A of the Securities Act, against us.  In connection with such proceedings, we agreed to a settlement with the SEC and consented to the entry of a Cease and Desist order, in which we neither admitted nor denied liability, which was approved by the SEC on November 20, 2008.  The Cease and Desist order included a finding that we violated the registration requirements of the Securities Act, and required that we cease and desist from committing any violations or causing any violations in the future.

•
On November 26, 2008, Prosper and the North American Securities Administrators Association, or “NASAA,” executed a settlement term sheet.  The term sheet sets forth the material terms of a consent order to resolve matters relating to our sale and offer of unregistered securities and the omission of material facts in connection with such offers and sales.  NASAA will recommend that each state adopt the terms of the settlement, however, the settlement is not binding on any state.  The terms of the settlement involved our payment of up to $1 million, which NASAA will allocate among the 50 states and the District of Columbia, based on our loan sale transaction volume in each state prior to November 24, 2008.  We will not be required to pay any portion of the fine allocated to those states that do not execute a consent order with Prosper.  The terms of the settlement require the states to terminate their investigation of our activities related to the sale of securities before November 24, 2008.  If a state does not elect to participate in the NASAA settlement, such state would not be prevented from pursuing its own remedies in connection with our sale of securities before November 24, 2008.  On April 21, 2009, we reached agreement with NASAA on the final terms of the consent order for consideration by the states.  As of December 31, 2009 and December 31, 2008, the Company had accrued $356,157 and $417,000, respectively, in connection with this contingent liability in accordance with ASC Topic 450.  As of December 31, 2009, we had entered into 27 consent order agreements and have paid an aggregate of $356,555 in penalties.

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

As a result of our prior operations, our lender members who hold these loans may be entitled to rescind their purchase and be paid their unpaid principal amount of the borrower loans plus statutory interest.  In addition, as of December 31, 2009, the aggregate principal amount of loans purchased from inception through October 14, 2008, by non affiliated purchasers on our platform of $178.1 million ($179.1 million total originations), of which $41.6 million had defaulted ($41.7 million total defaulted), and $28.9 million remained outstanding ($29.0 million total remained outstanding).  Prosper is potentially liable for the remaining outstanding principal amount if the current borrowers stop making payments.  We have not recorded an accrued loss contingency in respect of this contingent liability, although we intend to continue to monitor the situation.  Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation; however, the statute of limitations periods under state laws may extend for a longer period of time.  If a significant number of our lender members sought rescission, or if the class action securities lawsuit is successful, our ability to maintain our platform and service the borrower loans to which the Notes correspond may be adversely affected.

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through at least 2010.

        Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses for a number of years as we grow our business.  For the years ended December 31, 2009 and 2008, we had negative cash flows from operations of $9.8 million and $9.9 million, respectively.  Additionally, since our inception through December 31, 2009, we have an accumulated deficit of $40.6 million.

We have financed our operations, to date, primarily with proceeds from the sale of equity securities.  At December 31, 2009, we had approximately $0.6 million in unrestricted cash and cash equivalents.  We are dependent upon raising additional capital or debt financing to fund our current operating plan.  Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern.  Further, an unfavorable outcome of the class action lawsuit at the high end of the range could hinder Prosper’s ability to continue its operations, absent other extenuating circumstances.   Further, we can provide no assurances as to the availability or terms upon which the required financing and capital might be available.

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $70.5 million which represents the remaining outstanding principal amount of $28.9 million and loans charged off of $41.6 million as of December 31, 2009 as discussed in “Business-Legal Proceedings” and directly above.

On March 30, 2010, the Company entered into a Letter of Intent for the private placement of shares of the Company’s Series D Preferred Stock for an aggregate purchase price between $13.3 million and $15.8 million, including approximately $3.3 million from conversions of outstanding principal and interest on promissory notes due to existing investors, a minimum of $3.0 million from outside investors and a minimum of $7.0 million in additional investments from existing investors. The terms of this agreement are still subject to closing, which the Company expects to happen no later than April 15, 2010.

You should rely only on statements made in our  prospectus dated July 13, 2009 and in this report  in determining whether to purchase Notes and not on any statements or information contained in two recent articles discussing Prosper and the operation of its platform.

Information about Prosper was published in an April 28, 2009 article in The Wall Street Journal entitled “Relaunched:  Prosper has Opened Its Market to Financial Institutions” and an August 28, 2009 article in BusinessWeek entitled “Peer-to-Peer Lending for Banks, Too?”  The articles discussed the anticipated re-launch of our platform by our wholly owned subsidiary, Prosper Marketplace CA, Inc., or “Prosper CA,” pursuant to an exemption from the registration requirements provided by Section 3(a)(11) of the Securities Act.  The offering of borrower payment dependent notes was limited solely to lenders residing in California, Prosper ceased offering notes pursuant to this exemption on May 8, 2009 and no notes were sold to lender members pursuant to this offering.  The articles principally focused on the offering of borrower payment dependent notes, which were dependent for payment on pre-existing loans listed by financial institutions registered with Prosper.  Prosper is not offering notes dependent for payment on payments we receive on pre-existing loans listing by financial institutions in our prospectus.  The articles also discussed historical rates of return and default risks that are not included in our prospectus and did not disclose many of the related risks and uncertainties described in our prospectus. As a result, you should not rely on the information contained in these articles and only on the information contained in our prospectus and in this report in making your investment decision.  You should carefully evaluate all of the information in this report, including the risks described in this section and throughout the report.

We have a limited operating history.  As an online company in the early stages of development, we face increased risks, uncertainties, expenses and difficulties.

As the number of borrowers, lender members and borrower loans originated on our platform increases, we will need to increase our facilities, personnel and infrastructure in order to accommodate the greater servicing obligations and demands on our platform.  Additionally, after the date of our effectiveness we established a Note Trader platform on which the Notes may be sold by lender members who own the Notes to our other lender members.  Although we cannot guarantee that a trading market will continue to develop for the Notes, we expect that such addition to our platform may significantly increase the amount of borrower loan originations and sale activity on our platform.  Our platform is dependent upon our website in order to maintain current listings and transactions in the Notes.  We must constantly add new hardware and update our software and website, expand our customer support services, and add new employees to maintain the operations of our platform as well as to satisfy our servicing obligations on the borrower loans and the Notes.  If we are unable to increase the capacity of our platform and maintain the necessary infrastructure, you may experience delays in receipt of payments on your Notes and periodic downtime of our systems.

The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.

The consumer lending market is competitive and rapidly changing.  With the introduction of new technologies and the influx of new entrants, we expect competition to persist and intensify in the future, which could harm our ability to increase volume on our platform.

Our principal competitors include major banking institutions, credit unions, credit card issuers and other consumer finance companies, as well as other peer-to-peer lending platforms, including Lending Club and Virgin Money.  Competition could result in reduced volumes, reduced fees or the failure of our peer-to-peer lending platform to achieve or maintain more widespread market acceptance, any of which could harm our business.  In addition, in the future we may experience new competition from more established Internet companies, such as eBay Inc., Google Inc., or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels.  If any of these companies or any major financial institution decided to enter the peer-to-peer lending business, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed.

Most of our current or potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels.  Our potential competitors may also have longer operating histories, more extensive customer bases, greater brand recognition and broader customer relationships than we have.  These competitors may be better able to develop new products, to respond quickly to new technologies and to undertake more extensive marketing campaigns.  Our industry is driven by constant innovation.  If we are unable to compete with such companies and meet the need for innovation, the use of our platform could stagnate or substantially decline.

If we fail to promote and maintain our brand in a cost-effective manner, we may lose market share and our revenue may decrease.

We believe that developing and maintaining awareness of the Prosper brand in a cost-effective manner is critical to achieving widespread acceptance of peer-to-peer lending through Prosper and attracting new borrower and lender members.  Furthermore, we believe that the importance of brand recognition will increase as competition in the peer-to-peer lending industry increases.  Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and the member experience on our platform.  Historically, our efforts to build our brand have involved significant expense, and it is likely that our future marketing efforts will require us to incur significant additional expenses.  These brand promotion activities may not yield increased revenues and, even if they do, any revenue increases may not offset the expenses we incur to promote our brand.  If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose our existing members to our competitors or be unable to attract new members, which would cause our revenue to decrease and may impair our ability to maintain our platform.

If we are unable to increase transaction volumes, our business and results of operations will be affected adversely.

To succeed, we must increase transaction volumes on our platform by attracting a large number of borrowers and lender members in a cost-effective manner, many of whom have not previously participated in peer-to-peer lending.  If we are not able to attract qualified borrowers and sufficient lender members purchase commitments, we will not be able to increase our transaction volumes.  Additionally, we rely on a variety of methods to drive traffic to our website.  If we are unable to use any of our current or future marketing initiatives or the cost of these initiatives were to significantly increase, we may not be able to attract new borrowers and lender members in a cost-effective manner and, as a result, our revenue and results of operations would be affected adversely, which may impair our ability to maintain our platform.

We are subject to extensive federal, state and local regulation.  There can be no guarantee that we will be able to continue our servicing obligations.

We are subject to extensive federal, state and local regulation, including compliance with federal and state securities laws, non-compliance with which may expose us to adverse consequences.  Additionally, new laws and regulations could be enacted that could have a negative impact on our ability to service the Notes, provide a trading market for the Notes, or maintain our platform.  We could suffer adverse consequences if we were to fail to comply, even inadvertently, with these laws and regulations.

Additionally, we are licensed as a finance lender under the California Finance Lender Law and are regulated and examined by the California Department of Corporations.  We hold similar lending licenses or authorizations in 14 other states, which also supervise and examine our activities.  If we do not comply with applicable laws, we could lose one or more of our licenses or authorizations, which may have an adverse effect on our ability to continue to perform our servicing obligations or to maintain our platform.  See “Government Regulation—Regulation and Consumer Protection Laws” for more information.

The Federal Fair Debt Collection Practices Act and similar state debt collection laws regulate debt collection practices by “debt collectors” and prohibit debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding consumer loans.  For example, debt collectors are prohibited from contacting debtors at unreasonable times, revealing or discussing the nature of the debt with third parties, making false representations in association with efforts to collect the debt, seeking collection fees or other charges not permitted under contract or by state law, making threats of arrest or legal action without actual intention of action on the threat, and using abusive or profane language in the course of collection of the debt.  While Prosper obligates its collection agencies to comply with applicable law in collecting borrower loans, it is possible that improper collection practices may occur which could adversely impact the collectibility of particular borrower loans originated through our platform.

Our arrangements for back-up servicing are limited.  If we fail to maintain operations, you will experience a delay and increased cost in respect of your expected principal and interest payments on your Notes, and we may be unable to collect and process repayments from borrowers.

If we are unable to generate sufficient revenues from the fees we receive from borrowers and lender members as a result of the borrower loans originated, the Notes issued on our platform, and our ability to maintain operations may be adversely affected.  If we were to fail or become insolvent, there would be no trading market for your Notes, and we would attempt to transfer our servicing obligations on the borrower loans and Notes to a third party pursuant to our contractual agreements with lender members.  We have entered into a back-up servicing agreement with a loan servicing company who is willing and able to transition servicing responsibilities in the event we can no longer do so.  If our platform fails or we became insolvent, we would attempt to transfer our loan servicing obligations to this third party back-up servicer.  There can be no assurance that this back-up servicer will be able to adequately perform the servicing of the outstanding borrower loans.  If this back-up servicer assumes the servicing of the borrower loans, the back-up servicer may impose additional servicing fees, reducing the amounts available for payments on the Notes.  Additionally, transferring these servicing obligations to our back-up servicer may result in delays in the processing and recovery of information with respect to amounts owed on the borrower loans or, if our platform becomes inoperable, may prevent us from servicing the borrower loans and making principal and interest payments on the Notes.  If our back-up servicer is not able to service the borrower loans effectively, your ability to receive principal and interest payments on your Notes may be substantially impaired.

We do not have patent protection for all of our proprietary technology.  It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.

Our ability to maintain our platform and perform our servicing obligations depends, in part, upon our proprietary technology.  We have applied for a patent covering various aspects of the operation of our platform; however, there can be no assurance that it will be granted, or if a patent were issued, that a third party may not be successful in challenging it.  Additionally, we may not protect our proprietary technology effectively, which would allow competitors to duplicate our products and adversely affect our ability to compete with them.  A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent.  In addition, our platform may infringe upon claims of third-party patents and we may face intellectual property challenges from such other parties.  We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes.  Furthermore, our technology may become obsolete, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our platform to compete with other peer-to-peer lending platforms, should they develop.  If we cannot protect the proprietary technology embodied in and used by our platform from intellectual property challenges, or if our platform becomes obsolete, our ability to maintain our platform and our ability to perform our servicing obligations on the borrower loans and Notes could be adversely affected.

We rely on a third-party commercial bank to process transactions.  If we are unable to continue utilizing these services, our business and ability to service the Notes may be adversely affected.

Because we are not a bank, we cannot belong to and directly access the Automated Clearing House (ACH) payment network.  As a result, we currently rely on an FDIC-insured depository institution to process our transactions.  If we cannot continue to obtain such services from this institution or elsewhere, or if we cannot transition to another processor quickly, our ability to process payments will suffer and your ability to receive principal and interest payments on the Notes will be delayed or impaired.

If we were to become subject to a bankruptcy or similar proceeding, the rights of the holders of the Notes could be uncertain, and payments on the Notes may be limited, suspended or stopped.  Although Prosper intends to grant the indenture trustee a security interest in its right to receive payment under the corresponding borrower loans, the Notes themselves are unsecured and holders of the Notes do not directly have a security interest in the corresponding borrower loans or the proceeds of those corresponding borrower loans.  The recovery, if any, of a holder on a Note may be substantially delayed and substantially less than the principal and interest due and to become due on the Note.

If we were to become subject to a bankruptcy or similar proceeding, the recovery, if any, of a holder of a Note may be substantially delayed in time and may be substantially less in amount than the principal and interest due and to become due on the Note.  Although Prosper will grant the indenture trustee a security interest in Prosper’s right to payment under, and all proceeds received by Prosper on, the corresponding borrower loans and in the bank account in which the borrower loan payments are deposited, the holders of the Notes will still be subject to the following risks associated with Prosper’s insolvency, bankruptcy or a similar proceeding.

A bankruptcy or similar proceeding of Prosper may cause delays in borrower payments.  Borrowers may delay payments to Prosper on account of borrower loans because of the uncertainties occasioned by a bankruptcy or similar proceeding of Prosper, even if the borrowers have no legal right to do so, and such delay would reduce, at least for a time, the funds that might otherwise be available to pay the Notes corresponding to those borrower loans.  In addition, the commencement of the bankruptcy or similar proceeding may, as a matter of law, prevent Prosper from making regular payments on the Notes, even if the funds to make such payments are available.  Because the indenture trustee would be required to enforce its security interest in Prosper’s right to payment under the borrower loans in a bankruptcy or similar proceeding of Prosper, the trustee’s ability to make payments under the Notes would be delayed, which may effectively reduce the value of any recovery that a holder of a Note may receive (and no such recovery can be assured) by the time any recovery is available.

Interest accruing upon and following a bankruptcy or similar proceeding of Prosper may not be paid.  In bankruptcy or similar proceeding of Prosper, interest accruing on the Notes during the proceeding may not be part of the allowed claim of a holder of a Note.  If the holder of a Note receives a recovery on the Note (and no such recovery can be assured), any such recovery may be based on, and limited to, the claim of the holder of the Note for principal and for interest accrued up to the date of the bankruptcy or similar proceeding, but not thereafter.  Because a bankruptcy or similar proceeding may take months or years to complete, a claim based on principal and on interest only up to the start of the bankruptcy or similar proceeding may be substantially less than a claim based on principal and on interest through the end of the bankruptcy or similar proceeding.

In a bankruptcy or similar proceeding of Prosper, there may be uncertainty regarding whether a holder of a Note has any priority right to payment from the corresponding borrower loan. If we or the indenture trustee fail to perfect the security interest properly, you may be required to share the proceeds of the borrower loan upon which your Note is dependent for payment with Prosper’s other creditors.  In addition, if proceeds from the corresponding borrower loan are either held by Prosper in the clearing account at the time of the bankruptcy or similar proceeding of Prosper, or not yet received by Prosper from borrowers at the time of the commencement of the bankruptcy or similar proceeding, such proceeds may be at greater risk than those proceeds that are already held by Prosper in the funding account at the time of the bankruptcy or similar proceeding.  To the extent that proceeds of the corresponding borrower loan would be shared with other creditors of Prosper, any secured or priority rights of such other creditors may cause the proceeds to be distributed to such other creditors before any distribution is made to you on your Note.

In a bankruptcy or similar proceeding of Prosper, there may be uncertainty regarding the rights of a holder of a Note, if any, to payment from funds in the master servicing account.  If a payment is made on a borrower loan corresponding to a Note before a bankruptcy or similar proceeding of Prosper is commenced, and those funds are held in the master servicing account and have not been used by Prosper to make payments on the Note as of the date the bankruptcy or similar proceeding is commenced, there can be no assurance that Prosper will or will be able to use such funds to make payments on the Note.  Other creditors of Prosper may be deemed to have rights to such funds that are equal to or greater than the rights of the holder of the Note.  See “About the Platform—Loan Servicing and Collections” for more information.

In a bankruptcy or similar proceeding of Prosper, there may be uncertainty regarding the rights of a holder of a Note, if any, to access funds in the funding account.  We currently maintain the funding account at Wells Fargo Bank, N.A. “for the benefit of” our lender members. This so-called “FBO account” is a pooled account titled in our name “for the benefit of” our lender members.  Although we believe that amounts funded by our lender members into the FBO account at Wells Fargo should not be subject to claims of creditors of Prosper other than the lender members for whose benefit the funds are held, the legal title to the FBO account, and the attendant right to administer the FBO account would be property of Prosper’s bankruptcy estate.  As a result, if Prosper were to file for bankruptcy protection, the legal right to administer the funds in the FBO account would vest with the bankruptcy trustee or debtor in possession.  In that case, while neither Prosper nor its creditors should be able to reach those funds, the indenture trustee or the lender members may have to seek a bankruptcy court order lifting the automatic stay and permitting them to withdraw their funds.  Lender members may suffer delays in accessing their funds in the FBO account as a result.  Moreover, United States Bankruptcy Courts have broad powers and, if Prosper has failed to properly segregate or handle lender members’ funds, a bankruptcy court could determine that some or all of such funds were beneficially owned by Prosper and therefore that they became available to the creditors of Prosper generally.  See “About the Platform—Loan Servicing and Collections” for more information.

In a bankruptcy or similar proceeding of Prosper, the holder of a Note may be delayed or prevented from enforcing Prosper’s repurchase obligations.  In a bankruptcy or similar proceeding of Prosper, any right of a holder of a Note to require Prosper to repurchase the Note under the circumstances set forth in the lender registration agreement may not be specifically enforced, and such holder’s claim for such repurchase may be treated less favorably than a general unsecured obligation of Prosper.

In a bankruptcy or similar proceeding of Prosper, (1) the implementation of back-up servicing arrangements may be delayed or prevented, and (2) our ability to transfer servicing obligations to a back-up servicer may be limited and subject to the approval of the bankruptcy court or other presiding authority.  The bankruptcy process may delay or prevent the implementation of back-up servicing, which may impair the collection of borrower loans to the detriment of the holders of the Notes.

If the security of our lender members’ and borrowers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, your secure information may be stolen, our reputation may be harmed, and we may be exposed to liability.

Our platform stores our lender members’ and borrowers’ bank information and other personally-identifiable sensitive data.  Any accidental or willful security breaches or other unauthorized access could cause your secure information to be stolen and used for criminal purposes.  Security breaches or unauthorized access to secure information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity.  If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any of our lender members’ or borrowers’ data, our relationships with our members will be severely damaged, and we could incur significant liability.  Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures.  In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data.  These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our members to lose confidence in the effectiveness of our data security measures.  Any security breach, whether actual or perceived, would harm our reputation, and we could lose members.

Any significant disruption in service on our website or in our computer systems could reduce the attractiveness of our platform and result in a loss of members.

Our ability to perform our servicing obligations could be materially and adversely affected by events outside of our control.  The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new members and retain existing members.  Our system hardware is hosted in a hosting facility located in San Francisco, California, owned and operated by Rincon 365 Borrower, LLC.  We also maintain an off-site backup system located in Las Vegas, Nevada.  Rincon 365 Borrower, LLC does not guarantee that access to our website will be uninterrupted, error-free or secure.  Our operations depend on Rincon 365 Borrower, LLC’s ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events.  If our arrangement with Rincon 365 Borrower, LLC is terminated, or there is a lapse of service or damage to Rincon 365 Borrower, LLC’s facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities.  Any interruptions or delays in our service, whether as a result of Rincon 365 Borrower, LLC or other third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with our members and our reputation.  Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.  Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage at the Rincon 365 Borrower, LLC facility.  These factors could prevent us from processing or posting payments on the borrower loans or the Notes, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause members to abandon our platform, any of which could adversely affect our business, financial condition and results of operations.

Our ability to service the borrower loans and Notes may be adversely affected by computer viruses, physical or electronic break-ins and similar disruptions.

Our platform may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.  If a “hacker” were able to infiltrate our platform, you would be subject to the increased risk of fraud or borrower identity theft and may experience losses on, or delays in the recoupment of amounts owed on, a fraudulently induced purchase of a Note.  Additionally, if a hacker were able to access our secure files, he or she might be able to gain access to your personal information.  While we have taken steps to prevent such activity from affecting our platform, if we are unable to prevent such activity, the value of your investment in the Notes and our ability to fulfill our servicing obligations and to maintain our platform would be adversely affected.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees whom we need to support our business.

Competition for highly skilled technical and financial personnel is extremely intense.  We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure.  Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them.  If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to serve borrowers and lender members could diminish, resulting in a material adverse effect on our business.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel.  Our future also depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace.  In particular, Christian Larsen is critical to the management of our business and operations and the development of our strategic direction.  The loss of the services of Mr. Larsen or other executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Our growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Our growth in headcount and operations since our inception has placed, and will continue to place, to the extent that we are able to sustain such growth, a significant strain on our management and our administrative, operational and financial reporting infrastructure.

Our success will depend in part on the ability of our senior management to manage the growth we achieve effectively.  To do so, we must continue to hire, train and manage new employees as needed.  If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed.  To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems.  The addition of new employees and the system development that we anticipate will be necessary to manage our growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.  If we fail to successfully manage our growth, we will be unable to execute our business plan.

Purchasers of Notes will have no control over Prosper and will not be able to influence Prosper corporate matters.

We did not offer any equity in our offering.  Lender members who purchase Notes offered through our platform will have no equity interest in Prosper and no ability to vote on or influence our corporate decisions.  As a result, our stockholders will continue to exercise 100% voting control over all of our corporate matters, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.

Neither the Notes nor the indenture restrict our ability to incur additional indebtedness.  Any additional debt we incur may increase our risk of bankruptcy, which could impair your ability to receive the principal and interest payments you expect to receive on your Notes.

If we incur additional debt after the Notes are issued, it may adversely affect our creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of Prosper.  As discussed above, the financial distress, insolvency or bankruptcy of Prosper could impair your ability to receive the principal and interest payments you expect to receive on your Notes.

Risks Relating to Compliance and Regulation

Our platform is a novel approach to borrowing that may fail to comply with borrower protection laws such as state lending laws, or federal and state consumer protection laws such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Fair Debt Collection Practices Act and their state counterparts.  Borrowers may make counterclaims regarding the enforceability of their obligations after collection actions have commenced, or otherwise seek damages under these laws.  Compliance with such regimes is also costly and burdensome.

Our platform operates a novel program that must comply with regulatory regimes applicable to consumer credit transactions.  The novelty of our platform means compliance with various aspects of such laws is untested.  Certain state laws generally regulate interest rates and other charges and require certain disclosures, and require licensing for certain activities.  In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of the borrower loans.  Our platform is also subject to other federal and state laws, such as:

•the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms of their borrower loans;

•the Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit;

•the Federal Fair Credit Reporting Act, which regulates the use and reporting of information related to each borrower member’s credit history; and

•the Federal Fair Debt Collection Practices Act and similar state debt collection laws, which regulate debt collection practices by “debt collectors” and prohibit debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding consumer loans.

We may not always have been, and may not always be, in compliance with these laws.  Compliance with these requirements is also costly, time-consuming and limits our operational flexibility.  See “Government Regulation—Regulation of Consumer Protection Laws” for more information.

Noncompliance with laws and regulations may impair our ability to facilitate the origination of or service borrower loans.

Generally, failure to comply with the laws and regulatory requirements applicable to our business may, among other things, limit our, or a collection agency’s, ability to collect all or part of the principal amount of or interest on the borrower loans on which the Notes are dependent for payment.  In addition, our non-compliance could subject us to damages, revocation of required licenses or other authorities, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm our business and ability to maintain our platform and may result in borrowers rescinding their borrower loans.

Where applicable, we seek to comply with state lending, servicing and similar statutes.  In all U.S. jurisdictions with licensing or other requirements we believe may be applicable to the platform, we have obtained any necessary licenses or comply with the relevant requirements.  Nevertheless, if we are found to not comply with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions, which may have an adverse effect on our ability to continue to facilitate the origination of borrower loans through our platform, perform our servicing obligations or make our platform available to borrowers in particular states, which may impair your ability to receive the payments of principal and interest on your Notes that you expect to receive.  See “Government Regulation—Regulation of Consumer Protection Laws—State and Federal Laws and Regulations” for more information.

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

Several lawsuits have sought to recharacterize certain loan marketers and other originators as lenders.  If litigation on similar theories were successful against us, borrower loans originated through our platform could be subject to state consumer protection laws in a greater number of states.

Several lawsuits have brought under scrutiny the association between high-interest “payday loan” marketers and out-of-state banks.  These lawsuits assert that payday loan marketers use out-of-state lenders in order to evade the consumer protection laws imposed by the states where they do business.  Such litigation has sought to recharacterize the loan marketer as the lender for purposes of state consumer protection law restrictions.  Similar civil actions have been brought in the context of gift cards.  We believe that our activities are distinguishable from the activities involved in these cases.

Additional state consumer protection laws would be applicable to the borrower loans originated on our platform if we were recharacterized as a lender, and the borrower loans could be voidable or unenforceable.  In addition, we could be subject to claims by borrowers, as well as enforcement actions by regulators.  Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on us.  To date, no actions have been taken or threatened against us on the theory that we have engaged in unauthorized lending.  However, such actions could have a material adverse effect on our business.

As Internet commerce develops, federal and state governments may draft and propose new laws to regulate Internet commerce, which may negatively affect our business.

As Internet commerce continues to evolve, increasing regulation by federal and state governments becomes more likely.  Our business could be negatively affected by the application of existing laws and regulations or the enactment of new laws applicable to peer-to-peer lending.  The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our members in the form of increased fees.  In addition, federal and state governmental or regulatory agencies may decide to impose taxes on services provided over the Internet.  These taxes could discourage the use of the Internet as a means of consumer lending, which would adversely affect the viability of our platform.

Our legal compliance burdens and costs have significantly increased as a result of operating as a public company.  Our management is required to devote substantial time to compliance matters.

After the date of our prospectus, we became an SEC reporting company and will incur significant legal, accounting and other expenses in the future that we did not incur previously.  Our management and other personnel devote a substantial amount of time to SEC reporting compliance requirements.  Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.  For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance coverage and more difficult for us to attract and retain qualified persons to serve as directors or executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures.  In particular, for the year ending December 31, 2010, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.  In order to comply with Section 404, we may incur substantial accounting expense, expend significant management time on compliance-related issues, and hire additional accounting and financial staff with appropriate experience and technical accounting knowledge.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

If we are required to register under the Investment Company Act, our ability to conduct our business could be materially adversely affected.

The Investment Company Act of 1940, or the “Investment Company Act,” contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities.  We believe we have conducted, and we intend to continue to conduct, our business in a manner that does not result in our company being characterized as an investment company.  If, however, we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which would materially adversely affect our business, financial condition and results of operations.  If we were deemed to be an investment company, we may also attempt to seek exemptive relief from the SEC, which could impose significant costs and delays on our business.

If we are required to register under the Investment Advisers Act, our ability to conduct our business could be materially adversely affected.

The Investment Advisers Act of 1940, or the “Investment Advisers Act,” contains substantive legal requirements that regulate the manner in which “investment advisers” are permitted to conduct their business activities.  We believe that our business consists of providing a platform for peer-to-peer lending for which investment adviser registration and regulation do not apply under applicable federal or state law, and do not believe that we are required to register as an investment adviser with either the SEC or any of the various states. The SEC or a state securities regulator could reach a different conclusion, however.   Registration as an investment adviser could adversely affect our method of operation and revenues. For example, the Investment Advisers Act requires that an investment adviser act in a fiduciary capacity for its clients.  Among other things, this fiduciary obligation requires that an investment adviser manage a client’s portfolio in the best interests of the client, have a reasonable basis for its recommendations, fully disclose to its client any material conflicts of interest that may affect its conduct and seek best execution for transactions undertaken on behalf of its client.  It could be difficult for us to comply with this obligation without meaningful changes to our business operations, and there is no guarantee that we could do so successfully.  If we were ever deemed to be in non-compliance with applicable investment adviser regulations, we could be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders or other adverse consequences.

Events beyond our control may damage our ability to maintain adequate records, maintain our platform or perform our servicing obligations.  If such events result in a system failure, your ability to receive principal and interest payments on the Notes would be substantially harmed.

If a catastrophic event resulted in our platform outage and physical data loss, our ability to perform our servicing obligations would be materially and adversely affected.  Such events include, but are not limited to, fires, earthquakes, terrorist attacks, natural disasters, computer viruses and telecommunications failures.  We store back-up records in offsite facilities located in San Francisco, California and Las Vegas, Nevada.  If our electronic data storage and back-up data storage system are affected by such events, we cannot guarantee that you would be able to recoup your investment in the Notes.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The information set forth in Item 1 under the caption “Item 1. Business – About Prosper Marketplace, Inc. – Facilities” is incorporated herein by reference.

Item 3. Legal Proceedings

The information set forth in Item 1 under the caption “Item 1. Business – About Prosper Marketplace, Inc. – Legal Proceedings” is incorporated herein by reference.

Item 4. Reserved

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

On July 13, 2009, we commenced a public offering of up to $500,000,000 in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-147019). The offering is a continuous offering and remains ongoing. The Registration Statement was declared effective by the SEC on July 10, 2009. From July 13, 2009 to February 28, 2010, we sold $12,557,890 in principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. During the period from July 13, 2009 to December 31, 2009, we incurred estimated expenses of approximately $1,627,145 in connection with the offering, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding member loan through the Prosper Marketplace, Inc. platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

We have no publicly traded equity securities. At February 28, 2010, there were approximately 133 holders of record of our common stock. We have not paid cash dividends since our inception, and we do not anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

    Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and the supplementary data presented in Item 8 of this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including but not limited to those discussed in Part I Item 1A “Risk Factors” and elsewhere in this annual report.

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

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term currently set at three years, although we anticipate in the near future extending available loan terms to between three months to seven years.  With respect to loans resulting from listings posted by Prosper borrower members prior to April 15, 2008, the Company is the originating lender for licensing and regulatory purposes.  All borrower loans resulting from listings posted on or after April 15, 2008 are funded by WebBank, an FDIC-insured, Utah-chartered industrial bank.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.  For all borrower loans, listings are posted without our obtaining any documentation of the borrower’s ability to afford the loan.  In limited instances, we verify the income, employment, occupation or other information provided by Prosper borrower members in listings.  This verification is normally done after the listing has already been created and bidding is substantially completed and, therefore, the results of our verification are not reflected in the listings.

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

We incorporated in Delaware in March 2005 and launched our public website, www.prosper.com on February 13, 2006.  As of December 31, 2009, our platform has facilitated 31,047 borrower loans since its launch.

We have a limited operating history and have incurred net losses since our inception.  Our net loss was $10,407,315 and $10,839,243 for the years ended December 31, 2009 and 2008, respectively.  At this stage of our development, we have funded our operations primarily with proceeds from equity financings. Our decision to temporarily stop accepting lender members’ commitments, effective from October 16, 2008 until July 10, 2009, significantly slowed the ramp up of our operations, resulting in a negative impact on our cash flow and liquidity projections for fiscal year 2009 due to a decrease in loan origination volume. On July 13, 2009, we began accepting new commitments from our lender members on our platform, as such we will generate increased revenue from borrower transaction fees and non-sufficient funds fees and lender members’ servicing fees.  Over time, we expect that the number of borrowers and lender members and the volume of borrower loans originated through our platform will increase.

On March 30, 2010, the Company entered into a Letter of Intent for the private placement of shares of the Company’s Series D Preferred Stock for an aggregate purchase price between $13.3 million and $15.8 million, including approximately $3.3 million from conversions of outstanding principal and interest on promissory notes due to existing investors, a minimum of $3.0 million from outside investors and a minimum of $7.0 million in additional investments from existing investors. The terms of this agreement are still subject to closing, which the Company expects to happen no later than April 15, 2010.

Our operating plan calls for a continuation of the current strategy of increasing transaction volume to increase revenue until we reach profitability and become cash-flow positive, which we do not expect to occur before 2011.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our consolidated financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles.  The preparation of financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures.  We evaluate our estimates and assumptions on an ongoing basis and we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ from those estimates.  Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this annual report.

Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our consolidated financial position and operating results.  While all decisions regarding accounting policies are important, we believe that the following policies could be considered critical.  These critical policies relate to fair value measurement, borrower loans and Payment Dependent Notes, servicing rights, repurchase obligation, revenue recognition, stock-based compensation, and income taxes.

Fair Value Measurement

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 Fair Value Measurements and Disclosures (formerly, Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements) on January 1, 2008.  ASC Topic 820 provides a framework for measuring the fair value of assets and liabilities.  ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation.  ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

The Company determines the fair values of its financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation techniques are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models.  When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability.

For additional information and discussion, see Note 2, Note 7 and Note 8 to the consolidated financial statements included elsewhere in this annual report.

Borrower Loans and Payment Dependent Notes

On July 13, 2009, we implemented our new operating structure and began issuing Notes.  The post registration operating structure resulted in Prosper purchasing loans from WebBank, and holding the loans until maturity.  Prosper issues new securities, the Notes, to the winning lenders.  Prosper’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper.  As a result of these changes, Prosper carries the borrower loans and the Notes on its consolidated balance sheet as assets and liabilities, respectively.

 In conjunction with our new operating structure effective July 13, 2009, we adopted the provisions of ASC Topic 825 (formerly, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Measurements).  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We applied the provisions of ASC Topic 825 to the borrower loans and Notes issued subsequent to July 13, 2009 on an instrument by instrument basis.  We did not apply the provisions of ASC Topic 825 to loans issued prior July 13, 2009.  The aggregate fair value of the borrower loans and Notes are reported as separate line items in the assets and liabilities sections of the consolidated balance sheet using the methods described in ASC Topic 820.

The following table presents additional information about borrower loans and Notes measured at fair value for the year ended December 31, 2009:
	Borrower Loans	Notes
Fair value at December 31, 2008	$—	$—
Originations	8,886,296	8,886,296
Principal repayments	(617,951)	(529,553)
Outstanding principal	8,268,345	8,356,743
Unrealized gains (losses) included in earnings	(1,247,982)	(1,453,570)

Fair value at December 31, 2009	$7,020,363	$6,903,173

We determine the fair value of the borrower loans and Notes in accordance with the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  As observable market prices are not available for the borrower loans and Notes we hold or for similar assets and liabilities, we believe the borrower loans and Notes should be considered Level 3 financial instruments under ASC Topic 820.  ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In a hypothetical transaction as of the measurement date, the we believe that differences in the principal marketplace in which the loans are originated and the principal marketplace in which we might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date. Changes in fair value of the borrower loans and Notes subject to the provisions of ASC Topic 820 are recognized in earnings, and fees and costs associated with the origination or acquisition of borrower loans are recognized as incurred.  Prosper estimates the fair value of the borrower loans and Notes using a discounted cash flow methodology based upon a set of valuation assumptions Prosper believes market participants would use for similar assets and liabilities. The main assumptions used to value the borrower loans and Notes include default rates, discount rates applied to each credit tranche/grade, prepayment rates, and recovery rates.

For borrower loans and Notes issued after July 13, 2009, we used the following average assumptions to determine fair value measurement the fair value as of December 31, 2009:

Monthly prepayment rate speed	1.43%
Recovery rate	4.86%
Discount rate *	26.83%
Weighted Average Default Rate	8.21%
* This is the weighted average discount rate among all of Prosper’s credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at December 31, 2009 for borrower loans and Payment Dependent Notes are presented in the following table:

	Borrower	Payment
	Loans	Dependent
		Notes
Discount rate assumption:	26.83%	26.83%

Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(352,200)	$346,300
200 basis point increase	(481,700)	473,800

Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$414,500	$(407,600)
200 basis point decrease	592,000	(582,200)

Default rate assumption:	8.21%	8.21%

Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(45,500)	$48,100
20% higher default rates	(90,000)	95,300

Increase in fair value and income (loss) to earnings from:
10% lower default rates	$46,400	$(49,100)
20% lower default rates	93,800	(99,300)

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

We do not record a specific allowance account related to the borrower loans and Notes in which we have elected the fair value option, but rather estimate the fair value of the borrower loans and Notes using discounted cash flow methodologies adjusted for Prosper’s historical loss and recovery rates. Due to the recent origination of the borrower loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  The Company had no originations of borrower loans or issuances of Notes prior to July 13, 2009.  Of the loans originated from July 13, 2009 to December 31, 2009, the Company did not have any loans in charge off status, as of December 31, 2009.

We recognize interest income on our borrower loans using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Note based on the contractual interest rate.

Actual proceeds from the origination of Notes and scheduled principal payments are shown as financing activities in the consolidated statement of cash flows included elsewhere in this annual report.

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

Prosper estimates the fair value of the servicing rights as it relates to loans originated prior to July 13, 2009, using a discounted cash flow model to project future expected cash flows based upon a set of valuation assumptions Prosper believes market participants would use for similar rights.  The primary assumptions Prosper uses for valuing its servicing rights include prepayment speeds, default rates, cost to service, profit margin, and discount rate.  Prosper reviews these assumptions to ensure that they remain consistent with the market conditions.  Inaccurate assumptions in valuing servicing rights could affect Prosper’s results of operations.  The significant assumptions used in the calculation of servicing rights are discussed in detail in Note 6 to our consolidated financial statements.

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

  At December 31, 2009 and December 31, 2008, we have recorded a repurchase obligation of $40,001 and $80,000, respectively.  For the years ended December 31, 2009 and 2008, we have repurchased loans and Notes of $44,380, net of recoveries, and $35,511, net of recoveries, respectively due to identity theft and legal and regulatory requirements.  Since the latter part of 2007, Prosper has been successful at identifying and preventing a number of fraud attempts involving a series of fraudulent loan requests as our risk indicators and related operational controls in this area have significantly improved.    The overall decrease is due in large part by the Company’s increased efforts in identifying and preventing various fraud schemes combined with the fact that we were not actively originating loans from October 16, 2008 till July 13, 2009.  Although we believe our fraud controls have resulted in a lower incidence of fraud in 2009 and 2008 as compared to prior years, our controls are largely based on experience from past fraud attempts. Accordingly, future repurchase and repayment obligations could vary significantly from our estimates.

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

Interest Income (expense) on Borrower Loans Receivable and Payment Dependent Notes

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

Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense.  The forfeitures were estimated based on historical experience.  The significant assumptions used in the calculation of stock based compensation are discussed in detail in Note 2 to our consolidated financial statements included elsewhere in this annual report.

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

Income Taxes

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

Results of Operations

Our results of operations for the years ended December 31, 2009 and 2008, together with the percentage change between years, are set forth below.

Prosper Marketplace, Inc.
MD&A Table
(Audited)

	Years Ended December 31,
	2009		2008		Change from prior year
		As % of sales		As % of sales	$ Increase / (Decrease)%
Operating income
Agency fees	$235,845		$1,399,744		$(1,163,899)	(83%)
Loan servicing fees	556,702		744,040		(187,338)	(25%)
Interest income on Borrower Loans and Payment Dependent Notes, net	13,023		-		13,023	n/a
Rebates and promotions	(73,329)		-		(73,329)	n/a
	732,241		2,143,784		(1,411,543)	(66%)
Cost of Revenues
Cost of services	(623,276)	(85%)	(860,030)	(40%)	236,754	(28%)
Reduction for loan and Note repurchases	(4,381)	(1%)	(15,360)	(1%)	10,979	(71%)
Total revenues, net	104,584		1,268,394		(1,163,810)	(92%)

Operating expenses
Compensation and benefits	4,976,102	680%	6,227,735	291%	(1,251,633)	(20%)
Marketing and advertising	788,931	108%	2,346,731	109%	(1,557,800)	(66%)
Depreciation and amortization	582,508	80%	805,914	38%	(223,406)	(28%)
General and administrative
Professional services	2,759,185	377%	2,009,485	94%	749,700	37%
Facilities and maintenance	665,904	91%	699,065	33%	(33,161)	(5%)
Other	1,020,597	139%	572,881	27%	447,716	78%
Total expenses	10,793,227		12,661,811		(1,868,584)	(15%)
Loss before other income (expense)	(10,688,643)		(11,393,417)		704,774	(6%)

Other income (expense)
Interest income	40,571	6%	519,347	24%	(478,776)	(92%)
Change in fair value on Borrower Loans and Payment Dependent Notes, net	205,588	28%	-	0%	205,588	n/a
Loss on impairment of fixed assets	(41,704)	(6%)	-	0%	(41,704)	n/a
Other income	76,873	10%	34,827	2%	42,046	121%
Total other income	281,328		554,174		(272,846)	(49%)

Loss before income taxes	(10,407,315)	(1421%)	(10,839,243)	(506%)	431,928	(4%)
Income taxes	-	0%	-	0%	-	n/a
Net Loss	$(10,407,315)		$(10,839,243)		$431,928	(4%)

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

Agency Fees

Our borrowers pay a one-time transaction fee at the time a borrower loan is funded.  Borrowers with an AA Prosper Rating are charged 0.5% with no minimum fee and borrowers with a Prosper Rating of A through HR are charged 3% or $50, whichever is greater.  The borrower agency fee is included in the annual percentage rate (APR) calculation provided to the borrowers and is deducted from the gross loan proceeds prior to disbursement of funds to the borrowers.  Borrowers are only charged an agency fee if a borrower loan is funded.  Prior to October 16, 2008, agency fees on the platform have ranged from 1.0% and 3.0% depending on the credit quality of the borrower, with a minimum fee of $75, whichever was greater.  Agency fees were $236 thousand for the year ended December 31, 2009, a decrease of $1.2 million or 83% as compared to $1.4 million for the year ended December 31, 2008.  The decrease in agency fees is due primarily to the decline in loan origination volumes from 2008 to 2009, due to the Company not originating any new loans during our quiet period which extended into the third quarter of 2009.  Prosper originated 2,034 loans during the year ended December 31, 2009, as compared to 11,566 loans originated during the year ended December 31, 2008.  Of the 2,034 of loans originated in 2009, there were 13 loans originated when Prosper briefly re-opened in the State of California from April 28, 2009 to May 8, 2009.  These loans were funded by Prosper, but no Notes were sold with respect to these loans.  See “Business-About Prosper Marketplace, Inc.-Prior Operation of our Platform-Our Prior Operating Structure.”

Loan Servicing Fees

Lender members are charged a servicing fee on the Notes, which is accrued daily based on the current outstanding Note principal balance.  Currently, the servicing fee is an annualized rate of 1.0% of the outstanding principal balance of the loan.  Prior to October 14, 2008 servicing fees ranged between 0% and 1.0% for some loans depending on the borrower’s credit grade.  Loan servicing fees were $556.7 thousand for the year ended December 31, 2009, a decrease of $187.3 thousand or 25% as compared to $744.0 thousand for the year ended December 31, 2008.  The decrease in loan servicing fees is attributed primarily to the overall decrease in the outstanding principal balance of loans serviced from the comparable prior year periods.  In addition, the overall decrease stems from the company not originating new loans during our quiet period as well as principal repayments received from our borrower members related to loans originated prior to October 2008.

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

Interest Income on Borrower Loans and Payment Dependent Notes

Since July 13, 2009, the implementation of our new operating structure, Prosper began recording interest income from our borrower loans and corresponding interest expense from our Lender Notes. Gross interest income earned and gross interest expense incurred were $248,296 and $235,273, respectively for the year ended December 31, 2009. Over time, we expect that revenues and expenses related to borrower loans and Lender Notes will increase as we grow our platform.

Cost of Revenues

Cost of Services

Our cost of services are comprised primarily of credit bureau fees, payments to strategic partners, collections expenses, referral award programs, the change in fair value of servicing rights and other expenses directly related to loan funding and servicing.  For the year ended December 31, 2009 cost of service expenses were $623.3 thousand, a decrease of $236.7 thousand or 28% as compared to $860.0 thousand for the year ended December 31, 2008.  The decrease is primarily related to the Company not originating any new loans during our quiet period which extended into the third quarter of 2009.

Loan and Note Repurchases

For the years ended December 31, 2009 and 2008, the Company recorded recoveries on prior repurchase losses (i.e., income) of $5.2 thousand and $12.0 thousand, respectively.  Judgments in Prosper’s favor have lead to recoveries during the period which correspond to certain loan repurchases.  This compares to repurchase losses of $49.6 thousand and $47.5 thousand for the years ended December 31, 2009 and 2008, respectively. Prosper has devoted a significant amount of attention to fraud prevention and continues to implement additional fraud prevention and control procedures to maintain a low level of repurchase losses due to identity theft and operational errors.

Other Income (Expense)

Interest Income

Interest income on cash and cash equivalents was $40.6 thousand for the year ended December 31, 2009, a decrease of $478.7 thousand or 92% as compared to $519.3 thousand for the year ended December 31, 2008.  The decrease in investment income is attributed primarily to lower average cash balances in 2009 as compared to 2008 and a general decrease in interest rates.

Change in Fair Value on Borrower Loans and Payment Dependent Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures (formerly, SFAS No. 157, Fair Value Measurements), unrealized gains or losses on the borrower loans and borrower payment dependent notes for which the fair value option has been elected are recorded as a separate line item in our consolidated statement of operations. The total fair value adjustment was $1.3 million and $1.5 million for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $0.2 million for the year ended December 31, 2009.

Impairment of Fixed Assets

During the first quarter of 2009, management made the decision to discontinue the development of one of its planned software development projects. The software asset previously capitalized in 2008 was deemed to be impaired in accordance with ASC Topic 360. An impairment charge of $40,515, encompassing the amount capitalized in 2008, is included as a component of other income (loss) in our consolidated statement of operations for the year ended December 31, 2009.

Other Income

        Other income consists primarily of credit referral fees, where partner companies pay Prosper an agreed upon amount for referrals of customers from our website.  Other income was $76.9 thousand for the year ended December 31, 2009, an increase of $42.1 thousand or 121% as compared to $34.8 thousand for the year ended December 31, 2008.  The increase in other income is due to the majority of our credit referral contracts were not in place until the latter part of 2008.

	Years Ended December 31,		Change from prior year
	2009	2008	$ Increase / (Decrease)%
Operating expenses
Compensation and benefits	$4,976,102	$6,227,735	$(1,251,633)	(20%)
Marketing and advertising	788,931	2,346,731	(1,557,800)	(66%)
Depreciation and amortization	582,508	805,914	(223,406)	(28%)
General and administrative
Professional services	2,759,185	2,009,485	749,700	37%
Facilities and maintenance	665,904	699,065	(33,161)	(5%)
Other	1,020,597	572,881	447,716	78%
Total expenses	$10,793,227	$12,661,811	$(1,868,584)	(15%)

Operating Expenses

For the year ended December 31, 2009 compensation and benefits were $5.0 million, a decrease of $1.2 million or 20% as compared to $6.2 million for the year ended December 31, 2008.  The decreases were predominantly due to employee reductions through voluntary and involuntary termination which in turn decreased salaries and wages, related taxes and benefits expense.  There were also reductions in the amount of contract labor used by the Company as well as decreases in stock based compensation expense.

Marketing and advertising costs consist primarily of search engine marketing, online and offline marketing campaigns, public relations and tradeshows and events.  Marketing and advertising costs were $0.8 million for the year ended December 31, 2009, a decrease of $1.6 million or 66% as compared to  $2.4 million for the year ended December 31, 2008.  The reduction in marketing and advertising expenditures resulted from management’s decision to reduce spending in this area during the Company’s quiet period, which extended into the third quarter of 2009.

Depreciation and amortization expense was $582.5 thousand for the year ended December 31, 2009, a decrease of $223.4 thousand or 28% as compared to $805.9 thousand for the year ended December 31, 2008.  The decrease was primarily due to the decline in the amount of computer equipment and software purchases and from assets becoming fully depreciated during the period.

General and Administrative Expenses

Professional service expenses are comprised of legal expenses, audit and accounting fees and consulting services.  Professional services expenses for the year ended December 31, 2009 were $2.8 million, an increase of $0.7 million or 37% as compared to $2.0 million for the year ended December 31, 2008.  The increase in the professional service expenses over the prior year is due to higher legal fees stemming from our class action lawsuit as discussed further in Note 15 of our consolidated financial statements as well as legal and audit fees associated with the preparation and filing of our Registration Statement in the first two quarters of 2009.  Although we will incur increased audit, legal and other costs as a result of becoming an SEC reporting company, we expect that general and administrative expenses will decrease as a percentage of overall expenses as we grow.

Facilities and maintenance expenses consist primarily of rents paid for our corporate office lease and data co-location facility, office expenses and equipment and software costs that did not meet capitalization criteria. Facilities and maintenance expenses for the year ended December 31, 2009 were $665.9 thousand dollars, a decrease of $33.2 thousand or 5% as compared to $699.1 thousand dollars for the year ended December 31, 2008.  The overall decline in facilities and maintenance expenses is due to a reduction in office supply expense, equipment and software costs that did not meet capitalization criteria, printing costs, external software licenses, subscriptions, and auxiliary data center expenses which were partially offset by an increase in data center rent related to the increase in usage space at our co-location facility.

Other general and administrative expenses consist of bank service charges, NASAA state penalty settlement expenses, travel and entertainment, taxes and licenses, communications costs and other miscellaneous expenses.  Other general and administrative expenses increased to approximately $1.0 million for the year ended December 31, 2009, an increase of $447.7 thousand or 78% as compared to $572.9 thousand for the year ended December 31, 2008.  The overall increase in general and administrative expenses consist of increases in insurance premiums related to the Company’s D&O coverage, bank service charges, interest expense related to our convertible promissory note entered into on November 10, 2009 and an increase in the accrual for the NASAA settlement as discussed further in Note 15 to our consolidated financial statements as well as a 100% increase year over year for EDGAR printing and filing services.

Liquidity and Capital Resources

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through 2010.  We had negative cash flows from operations of $9.8 million and $9.9 million for the years ended December 31, 2009 and 2008, respectively.  Additionally, since our inception through December 31, 2009, we have an accumulated deficit of $40.6 million.

To date, we have financed our operations with proceeds primarily from the sale of equity securities. We are dependent upon raising additional capital or debt financing to fund our current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern.  Further, an unfavorable outcome of the class action lawsuit at the high end of the range could hinder Prosper’s ability to continue its operations, absent other extenuating circumstances. There can be no assurances as to the availability or terms upon which the required financing and capital might be available.

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $70.5 million which represents the remaining outstanding principal amount of $28.9 million and loans charged off of $41.6 million as of December 31, 2009 as discussed in “Business – Legal Proceedings” located elsewhere in this report.

In November of 2009, Prosper Marketplace, Inc. and QED Fund I, L.P., entered into a note and Warrant Purchase Agreement, pursuant to which, Prosper sold to QED a Convertible Promissory Note.  The note is in the principal amount of $1,000,000.  Interest on the note accrues at a per annum rate of 15.0%.  All principal and accrued interest under the note are due in a single payment on November 10, 2011.  On the maturity date and for 90 days after, QED may elect to convert all principal and accrued interest under the note into shares of Prosper’s preferred stock.

On February 1, 2010, we entered into a note and Warrant Purchase Agreement with certain of our existing investors, pursuant to which, the Company issued and sold to such investors a series of Convertible Promissory Notes, dated as of February 1, 2010, in the aggregate principal amount of $2,000,000.  Interest on the notes accrues at a per annum rate of 15.0%.  All principal and accrued interest under the notes are due in a single payment on April 1, 2010.  If, prior to the maturity date, the Company consummates a preferred stock financing for an aggregate purchase price of $5,000,000 or more, each note purchaser will have an option to have its note paid in full or converted into shares of the preferred stock sold pursuant to such financing at the per share purchase price for such financing.  Prosper’s obligations under the notes are unsecured.

On March 15, 2010, we entered into a Note Option Agreement (the “Option Agreement”) with Christian A. Larsen, its Chairman and Chief Executive Officer, pursuant to which, Mr. Larsen granted the Company an option (the “Option”) to sell him an aggregate principal amount of up to $300,000 of Convertible Promissory Notes, in $100,000 increments.  We may exercise the Option, in whole or in part, in a single or multiple closings, at any time on or before March 31, 2010.  Interest on the notes accrues at a per annum rate of 15.0%.  All principal and accrued interest under the notes are due in a single payment on April 30, 2010.  If, prior to the maturity date, Prosper consummates a preferred stock financing for an aggregate purchase price of $5,000,000 or more, Mr. Larsen will have an option to have his note paid in full or converted into shares of the preferred stock sold pursuant to such financing at the per share purchase price for such financing.  Prosper’s obligations under the notes are unsecured. In addition to being Prosper’s Chairman and Chief Executive Officer, Mr. Larsen is also a stockholder of Prosper and a member of its Board of Directors.

On March 30, 2010, the Company entered into a Letter of Intent for the private placement of shares of the Company’s Series D Preferred Stock for an aggregate purchase price between $13.3 million and $15.8 million, including approximately $3.3 million from conversions of outstanding principal and interest on promissory notes due to existing investors, a minimum of $3.0 million from outside investors and a minimum of $7.0 million in additional investments from existing investors. The terms of this agreement are still subject to closing, which the Company expects to happen no later than April 15, 2010.

Net cash used in operating activities was $9.8 million and $9.9 million for the years ended December 31, 2009 and 2008, respectively.  Net cash used in operating activities consisted mostly of payroll and benefits, costs associated with legal and accounting services, marketing expenses and cost of service expenses.  The expected increase in origination revenue is expected to reduce our on-going cash requirements.

Net cash used in investing activities for the year ended December 31, 2009 was $8.8 million which consisted of $8.9 million of investments in borrower loans, and purchases of property plant and equipment of $506.3 thousand, offset by borrower loan repayments of $618.0 thousand.  Net cash used in investing activities was $529.7 thousand for the year ended December 31, 2008 and was comprised solely of purchases of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2009 was $9.4 million which consisted of proceeds from the issuance of Lender Notes of $8.9 million, proceeds from the issuance of a long term promissory note of $1.0 million, proceeds received from the exercise of stock options of $59.7 thousand, offset by repayments of Notes of $529.6 thousand and the repayment of long-term debt related to the “Prosper.com” domain name of $20.0 thousand.  Net cash used in financing activities for the year ended December 31, 2008 was $5.8 thousand which consisted of proceeds from the exercise of stock options of $25.8 thousand offset by the repayment of long-term debt of $20.0 thousand related to the domain name.

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. As of December 31, 2009 the remaining principal balance remaining on the note was $320,000.  $20,000 is due in June 2010 with the remaining principal amount of $300,000 will be due in June 2011.

Since our inception, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Income Taxes

We incurred no tax provision for the years ended December 31, 2009 and 2008.  For the year ended December 31, 2009, the Company had federal and state net operating loss carry forwards of approximately $38 million and net capital losses of approximately $674,000.  The Company also has federal and California research and development tax credits of $292,000 and $308,000, respectively.  As of December 31, 2008, we had federal and state net operating loss carry forwards of approximately $28 million and net capital losses of approximately $674,000.

The fiscal 2009 and 2008 tax provisions vary from the expected provision or benefit at the U.S. federal statutory rate due to the recording of valuation allowances against our U.S. operating loss and deferred tax assets. Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carryforwards.

Off-Balance Sheet Arrangements

As of December 31, 2009, the Company has not engaged in any off-balance sheet financing activities.  We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

During the year ended December 31, 2009, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

 The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

 Item 9B. Other Information

As described in our Form 8-K, filed November 10, on November 10, 2009, Prosper Marketplace, Inc.  and QED Fund I, L.P., a Delaware limited partnership, entered into a Note and Warrant Purchase Agreement, pursuant to which, Prosper sold to QED a Convertible Promissory Note, dated as of November 10, 2009.  The note is in the principal amount of $1,000,000.  Interest on the note accrues at a per annum rate of 15.0%.  All principal and accrued interest under the note are due in a single payment on November 10, 2011 (the “Maturity Date”).  On the Maturity Date and for 90 days after, QED may elect to convert all principal and accrued interest under the note into shares of Prosper’s preferred stock.  If QED elects to convert the note, and Prosper has consummated a preferred stock financing for an aggregate purchase price of $5,000,000 or more between November 10, 2009 and the date of QED’s election, the Note will convert into shares of the preferred stock sold pursuant to such financing at the per share purchase price for such financing.  If QED elects to convert the note but Prosper has not consummated any such preferred stock financing, the note will convert into shares of Prosper’s Series C Preferred Stock at the per share purchase price at which such shares were sold for Prosper’s Series C financing, which was consummated in June 2007.  Prosper’s obligations under the Note are unsecured.  In connection with the Purchase Agreement, Prosper also issued to QED a fully vested warrant to purchase 164,178 shares of Prosper’s Common Stock at an exercise price of $0.56 per share. Under the Purchase Agreement, Prosper and QED agreed that Nigel Morris, who is the managing partner of QED Partners LLC, QED’s general partner, will serve on Prosper’s Board of Directors for 2 years beginning on November 10, 2009.

On November 5, 2009, stockholders of the Company representing 11,221,663 of the Company’s 13,855,006 outstanding shares of capital stock approved the transactions described above by written consent, and also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation increasing the Company’s authorized shares of Common Stock from 16,000,000 to 17,000,000.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Executive Officers, Directors and Key Employees

The following table sets forth information about our executive officers and directors as of the date of this report:

Name	Age	Position(s)

Christian A. Larsen	49	Chief Executive Officer, President and Director

Sachin D. Adarkar	43	General Counsel

James A. Catlin	38	Executive Vice President, Risk and Analytics

Douglas N. Fuller	50	Executive Vice President, Operations

Kirk T. Inglis	43	Chief Financial Officer and Chief Operating Officer

Nick Talwar	36	Chief Revenue Officer

James W. Breyer	48	Director

Lawrence W. Cheng	34	Director

Rajeev V. Date	39	Director

Robert C. Kagle	54	Director

Nigel W. Morris	51	Director

Christian A. Larsen co-founded Prosper and has served as our Chief Executive Officer and President, and one of its directors since inception.  Prior to joining Prosper, Mr. Larsen co-founded E-LOAN, Inc. in 1996, and served as one of its directors from 1996 until its acquisition in October 2005, and as its Chairman from March 2001 until October 2005.  From 1999 to February 2005, Mr. Larsen served as Chief Executive Officer of E-LOAN, and from 1996 to 1998 and from January 2004 to June 2004, Mr. Larsen served as President of E-LOAN.  From 1992 to 1996, Mr. Larsen was the President of Palo Alto Funding Group, a mortgage brokerage he co-founded in 1992 and E-LOAN’s predecessor company.  Prior to attending business school, Mr. Larsen held positions at Chevron Corporation and NASA Ames Research Center.  Mr. Larsen holds an M.B.A. from Stanford University and a B.S. from San Francisco State University.

Sachin D. Adarkar has served as our General Counsel since August 2009.  Prior to joining Prosper, Mr. Adarkar was an associate at the law firm of Sonnenschein, Nath & Rosenthal LLP in Palo Alto, CA from November 2007 until May 2009.   Prior to joining Sonnenschein, Mr. Adarkar served as Vice President and Deputy General Counsel of GreenPoint Mortgage Funding, Inc, a wholesale mortgage lender in Novato, CA, from February 2003 until October 2007.  Prior to joining GreenPoint, Mr. Adarkar spent several years practicing with the law firms of Gibson Dunn & Crutcher LLP and Howard Rice Nemerovski Canady Falk & Rabkin, both in San Francisco, and also served as Vice President and General Counsel of Valley Media, Inc., a music and video distributor.  Mr. Adarkar earned a J.D. from UCLA in 1995, an M.A. from the University of California at Berkeley in 1992 and a B.A., cum laude, from Georgetown  University in 1988.

James A.  Catlin has served as our Executive Vice President of Risk and Analytics since December 2009.  Prior to joining Prosper, Mr. Catlin worked as an independent consultant to QED Partners, a private investment fund founded by Nigel Morris, co-founder of Capital One and Prosper Board member.  Prior to his work with QED Partners, Mr. Catlin served in a variety of leadership capacities during his fourteen year tenure at Capital One Financial Corporation. He served as Assistant Chief Credit Officer responsible for credit risk management including Capital One's U.S. credit card, installment loan, small business, and point-of-sale businesses, as well at its Canadian business. Prior to that role, Mr. Catlin was a leader in the development of Capital One's European business. He also built and led Capital One's underserved credit card business in the UK.  Mr. Catlin graduated with a B.S. in Commerce with specializations in finance and marketing from the McIntire School of Commerce at the University of Virginia in 1993.

Douglas N. Fuller has served as our Executive Vice President–Operations since November 2009 and served as our Vice President of Operations from August 2007 to October 2009.  Prior to Credigy, Mr. Fuller served as the principal consultant for Priority Perspective from September 2002 to June 2005, and as the Senior Vice President at First Select Corporation/Providian Financial from September 1999 to September 2002.  Mr. Fuller holds a Ph.D. in Systems Engineering from the University of Virginia and a B.I.E. with highest honors from the Georgia Institute of Technology.

Kirk T. Inglis has served as our Chief Financial Officer since November 2006 and as our Chief Operating Officer since June 2009.  Prior to joining Prosper, from June to November 2006, Mr. Inglis worked as a consultant for Wells Fargo Bank, N.A., consulting on the effectiveness of their online marketing program.  From November 1994 to August 2003, Mr. Inglis served in various positions with Providian Financial Corporation.  At Providian, Mr. Inglis served as President of First Select Corporation, the largest purchaser of charged-off credit card debt in the United States, from June 2000 to November 2001.  In addition, he served as Chief Financial Officer of GetSmart.com following its acquisition by Providian in February 1999.  Mr. Inglis also developed the financial planning and control infrastructure for Providian Financial Corporation following the spin-off from its parent company in June 1996.  Mr. Inglis holds an M.B.A. from Memphis State University and a B.A. from the University of Texas at Austin.

Nick Talwar has served as our Chief Revenue Officer since November 2009.  Prior to joining Prosper, Mr. Talwar served as the CEO of Citibank's consumer business in Sweden from September 2006 to November 2009.  Prior to his role in Sweden, he launched and served as the business head for Flexible Equity Lending, a joint venture between Smith Barney and Citi's Consumer Assets Division, and as head of sales and strategy for Citi's credit card business in Europe, the Middle East and Africa from July 2005 to August 2006. He began his career at Bain & Company in August 2005 and later served as a founding Director of Schwab Bank in April 2002.  Mr. Talwar has an M.B.A. from the Wharton School at the University of Pennsylvania and a B.S. in International Politics and International Economics from The School of Foreign Service at Georgetown University.

James W. Breyer has served as one of our directors since April, 2005.  Mr. Breyer has been a partner of Accel Partners, a venture capital firm, since 1990.  Mr. Breyer has served on the board of Wal-Mart Stores, Inc., a world-wide operator of retail stores, since 2001, Dell Inc., a world-wide merchant of personal computers, servers, software and other computer peripherals, since 2009 and on the board of Marvel Entertainment, Inc., a character-based entertainment company, from 2006 to 2009.  He also serves on the boards of other privately held companies.  Mr. Breyer is a member of the Board of Associates of the Harvard Business School and is Chairman of the Stanford Engineering Venture Fund.  Mr. Breyer holds a B.S. from Stanford University and an M.B.A. from Harvard University, where he was named a Baker Scholar.

Lawrence W. Cheng has served as one of our directors since July 2006.  Mr. Cheng has been a Managing Partner at Volition Capital since January 2010.  Prior to helping found Volition, he was a Partner at Fidelity Ventures, a venture capital firm, from June 2007 until January 2010, and a Principal from February 2005 until June 2007.  From February 2000 to January 2005, Mr. Cheng was a senior associate at Battery Ventures and from 1998 to 2000, he was an associate of Bessemer Ventures.  Mr. Cheng currently serves on the boards of several other privately held companies. Mr. Cheng holds a B.A. from Harvard College.

Rajeev V. Date has served as one of our directors since January 2009.  Mr. Date currently serves as the  Chairman & Executive Director of Cambridge Winter Center for Financial Institutions Policy, a non-profit think tank focused on financial institutions policy. From August 2007 to February 2009, he served as the Managing Director in the Financial Institutions Group at Deutsche Bank Securities, where his key responsibility was acting as a coverage officer for specialty finance firms and regional banks.  Prior to his role at Deutsche Bank, Mr. Date served as the Senior Vice President for Corporate Strategy and Development at Capital One Financial, where he led merger and acquisitions development efforts across U.S. banking and specialty finance markets.  Mr. Date also spent several years with the financial institutions practice of the consulting firm McKinsey & Company, and was an attorney in both the private and public sectors before joining Capital One Financial.  Mr. Date also serves on the boards of other privately held companies.  Mr. Date is a graduate of the University of California at Berkeley, and the Harvard Law School.

Robert C. Kagle has served as one of our directors since April 2005.  Mr. Kagle has been the general partner of Benchmark Capital since its founding in May 1995.  Since 1999, he has served as a director of ZipRealty, Inc., a residential real estate brokerage firm.  Mr. Kagle also serves on the boards of other privately held companies.  Mr. Kagle holds a B.S. in Electrical and Mechanical Engineering from General Motors Institute (renamed Kettering University) where he was named a Sobey Scholar, and an M.B.A. from Stanford University.

Nigel W. Morris has served as one of our directors since December 2009.  Mr. Morris is the managing partner of QED Investors, an investment firm he founded in 2008.  He was also the co-founder of Capital One Financial Services, where he served as President and Chief Operating Officer and Vice Chairman from 1994 until his retirement in 2004.  Mr. Morris also serves on the boards of other privately held companies.  Mr. Morris has a BSC in Psychology from East London University and a MBA with distinction from London Business School, where he is also a Fellow.

Board Composition and Election of Directors

Our board of directors currently consists of six members, all of whom were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of our stockholders.  The board composition provisions of our voting rights agreement are still in effect.  Holders of the Notes offered through our platform will have no ability to elect or influence our directors or approve significant corporate transactions, such as a merger or other sale of our company or its assets.

There are no family relationships among any of our directors or executive officers.

Director Independence

Because our common stock is not listed on a national securities exchange, we are not required to maintain a board consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors.  Our board of directors has not analyzed the independence of our directors under any applicable stock exchange listing standards.  Holders of the Notes have no ability to elect or influence our directors.

Board Committees

Nominating Committee and Compensation Committee

We are not a “listed issuer” as defined under Section 10A-3 of the Exchange Act.  We are, therefore, not required to have a nominating or compensation committee comprised of independent directors.  We currently do not have a standing nominating or compensation committee and accordingly, there are no charters for such committees.  We believe that standing committees are not necessary for a company of our size with our type of business.  We also believe that our directors collectively have the requisite background, experience, and knowledge to fulfill the limited duties and obligations that a nominating committee and a compensation committee may have.

Audit Committee and Audit Committee Financial Expert

We are not a “listed issuer” as defined under Section 10A-3 of the Exchange Act.  Nevertheless, our Board of Directors approved the formation of an Audit Committee on January 28, 2010.  The members of the Audit Committee are Lawrence Cheng and Rajeev Date.  Mr. Cheng is the Committee Chairman.  The Board has determined that Mr. Date is a financial expert and that he is an independent member of the Board. The Board made the determination regarding Mr. Date’s financial expertise based on his relevant professional experience, which is described in the paragraph regarding Mr. Date in Item 10 above.

Director Compensation

During the year ended December 31, 2009, none of our directors received any compensation for service as a member of our board of directors, except as noted below.  From time to time, we reimburse certain of our non-employee directors for travel and other expenses incurred in connection with attending our board meetings.  On January 8, 2009, the Company granted Rajeev Date 100,000 stock options at an exercise price of $1.94 under the Company’s 2005 Stock Option plan. Total value of the award as calculated in accordance with SFAS No. 123R is $114,322.  We have agreed to reimburse certain of our directors for legal expenses incurred by them stemming from the class action lawsuit as described in our “About the Platform—Legal Proceedings” section above, pursuant to our indemnification agreements with our directors as discussed below.

Limitations on Officers’ and Directors’ Liability and Indemnification Agreements

As permitted by Delaware law, our amended and restated certificate of incorporation and bylaws contain provisions that limit or eliminate the personal liability of our directors for breaches of duty to the corporation.  Our amended and restated certificate of incorporation and bylaws limit the liability of directors to the fullest extent permitted under Delaware law.  Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breaches of their fiduciary duties as directors, except liability for:

•any breach of the director’s duty of loyalty to us or our stockholders;

•any act or omission not in good faith, believed to be contrary to the interests of the corporation or its shareholders, involving reckless disregard for the director’s duty, for acts that involve an unexcused pattern of inattention that amounts to an abdication of duty, or that involves intentional misconduct or knowing or culpable violation of law;

•any unlawful payments related to dividends, unlawful stock repurchases, redemptions, loans, guarantees or other distributions; or

•any transaction from which the director derived an improper personal benefit.

These limitations do not affect the availability of equitable remedies, including injunctive relief or rescission.  As permitted by Delaware law, our amended and restated certificate of incorporation and bylaws also provide that:

•we will indemnify our directors and officers to the fullest extent permitted by law;

•we may indemnify our other employees and other agents to the same extent that we indemnify our officers and directors; and

•we will advance expenses to our directors and officers in connection with a legal proceeding, and may advance expenses to any employee or agent; provided, however, that such advancement of expenses shall be made only upon receipt of an undertaking by the person to repay all amounts advanced if it should be ultimately determined that the person was not entitled to be indemnified.

The indemnification provisions contained in our amended and restated certificate of incorporation and bylaws are not exclusive.

In addition to the indemnification provided for in our amended and restated certificate of incorporation and bylaws, we have entered into indemnification agreements with each of our directors and officers.  The indemnification agreements require us, among other things, to indemnify such persons for all expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement (if such settlement is approved in advance by Prosper) actually and reasonably incurred by such person in connection with the investigation, defense or appeal of:

•any proceeding to which such person may be made a party, a potential party, a non-party witness, or otherwise by reason of such person’s service as a director or officer of Prosper;

•any action or inaction taken by such person or on such person’s part while acting as director, officer, employee or agent of Prosper;

•such person’s actions while serving at the request of Prosper as a director, officer, employee, trustee, general partner, managing member, agent or fiduciary of Prosper, and in each case described above, whether or not serving in any such capacity at the time any liability or expense is or was incurred; or

•establishing or enforcing a right to indemnification under the agreement or advancement of expenses from Prosper under the agreement or under any directors’ and officers’ liability insurance policies maintained by Prosper to the extent that such person is successful in such action.

Under the indemnification agreements, we are not obligated to provide indemnification on account of any proceeding unless such person acted in good faith and in a manner reasonably believed to be in the best interests of Prosper, and with respect to criminal proceedings, such person had no reasonable cause to believe his conduct was unlawful.  The termination of a proceeding by judgment, settlement, conviction or upon a plea of nolo contendere or its equivalent does not, by itself, create the presumption that such person did not satisfy the above standards.  In addition, under the indemnification agreements, we are not obligated to provide indemnification:

•for any proceedings or claims initiated or brought voluntarily by such person and not by way of defense, unless such indemnification is authorized by the Company, other than a proceeding to establish such person’s right to indemnification;

•for any expenses incurred by such person with respect to any proceeding instituted by such person to enforce and interpret the terms of his indemnification agreement, unless such person is successful in such action;

•for which payment has actually been made to or on behalf of such person under any statute, insurance policy, indemnity provision, vote or otherwise, except with respect to any excess beyond the amount paid;

•for an accounting or disgorgement of profits pursuant to Section 16(b) of the Exchange Act, as amended, or similar provisions of federal, state or local statutory law or common law, if such person is held liable therefor (including pursuant to any settlement arrangements); and

•for any reimbursement of Prosper by such person of any bonus or other incentive-based or equity-based compensation or of any profits realized by such person from the sale of securities of Prosper, as required in each case under the Exchange Act, as amended (including any such reimbursements that arise from an accounting restatement of Prosper pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), or the payment to Prosper of profits arising from the purchase and sale by such person of securities in violation of Section 306 of the Sarbanes-Oxley Act), if such person is held liable therefor (including pursuant to any settlement arrangements).

The indemnification agreements also provide that we agree to indemnify such persons to the fullest extent permitted by law, even if such indemnification is not specifically authorized by the other provisions of the agreement or our amended and restated certificate of incorporation or bylaws.  Moreover, the indemnification agreements provide that any future changes under Delaware law that expand the ability of a Delaware corporation to indemnify its officers and directors are automatically incorporated into the agreements.

We also maintain a general liability insurance policy that covers certain liabilities of directors and officers of our corporation arising out of claims based on acts or omissions in their capacities as directors or officers.

We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.  To the extent these provisions permit us to indemnify our officers and directors for liabilities arising under the Securities Act, however, we have been informed by the SEC that such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Code of Ethics

        Our Board of Directors has adopted a Code of Business Conduct and Ethics applying to our directors, officers and employees (the “Code”). The Code is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by the Company, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code to appropriate persons identified in the Code, and (v) accountability for adherence to the Code.  You may request a copy of the Code by writing to the Company at the Company’s office address.

Item 11. Executive Compensation

Executive Officer Compensation

Summary Compensation Table

The following table provides information regarding the compensation earned during the year ended December 31, 2009 and December 31, 2008 by each person serving during the fiscal year ended December 31, 2009 as our principal executive officer or other executive officer, who we collectively refer to as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation	Totals ($)
Christian A. Larsen,	2009	$125,673	—	—	—	$125,673
Chief Executive Officer	2008	$150,000	—	—	—	$150,000

Edward A. Giedgowd,	2009	$198,712	—	—	—	$198,712
former Corporate Secretary, General Counsel (2)	2008	$227,500	$25,000	$115,614	—	$368,114

Chris Denend,	2009	$148,243	—	$15,592	—	$163,835
former Chief Technology Officer (3)	2008	$154,404	—	$—	—	$154,404

Kirk T. Inglis,	2009	$190,000	$25,000	$31,185	—	$246,185
Chief Financial Officer, Chief Operating Officer	2008	$180,000	—	$—	—	$180,000

_________________________
(1) Calculated in accordance with SFAS No. 123R using the Black-Scholes model without consideration of forfeitures for outstanding options to purchase shares of our common stock.  The key assumptions used in the Company’s SFAS No. 123R calculation are discussed in Note 2 of the Company’s consolidated financial statements.
(2) Mr. Giedgowd resigned as our General Counsel, Chief Compliance Officer and Secretary as of August 24, 2009, but remained with the Company as in-house counsel until October 31, 2009, as of which date his employment with the Company ceased.
(3) Mr. Denend resigned as our Chief Technology Officer as of March 19, 2010.

The executive officer named above have been granted stock option awards upon employment with the company and for merit increases as further discussed below under “Outstanding Equity Awards at December 31, 2009.”  The company has no formal incentive compensation programs in place for its officers. Any incentives awarded to such officers are made at the discretion of the Mr. Larsen.

Mr. Giedgowd resigned as our General Counsel, Chief Compliance Officer and Secretary as of August 24, 2009, but remained with the Company as in-house counsel until October 31, 2009, as of which date his employment with the Company ceased.  As an agreement between the Company and Mr. Giedgowd, his exercise period was extended an additional nine months over the normal expiration period of 90 days.

Mr. Denend was granted 50,000 stock option awards on June 16, 2009 with an exercise price of $0.56, which are subject to terms and conditions of the 2005 Stock Option Plan as set forth below. As noted above, Mr. Denend resigned as our Chief Technology Officer as of March 19, 2010.

Mr. Inglis was granted 100,000 shares option awards on June 16, 2009 with an exercise price of $0.56, which are subject to terms and conditions of the 2005 Stock Option Plan as set forth below.

Outstanding Equity Awards at December 31, 2009

The following table sets forth certain information regarding outstanding equity awards granted to our executive officers that remained outstanding as of December 31, 2009.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Edward A. Giedgowd (2)	100,000	—	$0.25	10/31/2010

Edward A. Giedgowd (2)	26,666	—	$0.50	10/31/2010

Edward A. Giedgowd (2)	37,187	—	$ 2.17	10/31/2010

Chris Denend (3)	75,000	—	$0.25	6/15/2015

Chris Denend (3)	16,666	8,334	$0.50	5/14/2017

Chris Denend (3)	2,604	2,396	$2.17	11/28/2017

Chris Denend (3)	—	50,000	$0.56	6/16/2019

Kirk T. Inglis	103,381	30,736	$.50	12/11/2016

Kirk T. Inglis	—	100,000	$.56	6/16/2019
_________________________
(1) All options have a term of ten years and vest over four years, with one quarter of the shares subject to vesting on the one year anniversary of the vesting commencement date and the remaining shares vesting in equal quarterly installments thereafter over three years.
(2) Mr. Giedgowd resigned as our General Counsel, Chief Compliance Officer and Secretary as of August 24, 2009, but remained with the Company as in-house counsel until October 31, 2009, as of which date his employment with the Company ceased.  As an agreement between the Company and Mr. Giedgowd, his exercise period was extended an additional nine months over the normal expiration period of 90 days.
(3)  Mr. Denend resigned as our Chief Technology Officer as of March 19, 2010.

Otherwise as noted above, as of December 31, 2009 there were no material contracts, agreements, plan or arrangements, written or unwritten, that provided for payments or stock option awards to the named executive officers above in connection with their respective resignation, retirement or other termination.  All options granted to our executive officers, except as otherwise provided, shall be subject to the terms and conditions of the 2005 Stock Option Plan as set forth below.

Director Compensation

Summary Compensation Table

The following table provides information regarding compensation awarded during the year ended December 31, 2009 by each person serving as a director of the company.

Name and Principal Position	Year	Option Awards ($)(1)	All Other Compensation	Totals ($)

Rajeev V. Date, Director (2)	2009	$114,322	—	$114,322

(1)	Represents the total dollar amount recognized for financial statement reporting purposes in respect to the current fiscal year in accordance with FAS 123R.
(2)
On January 8, 2009, the Company granted Rajeev Date 100,000 stock options at an exercise price of $1.94 under the Company’s 2005 Stock Option plan.  As of December 31, 2009, all of Mr. Date’s Options remained outstanding.  All options granted to outside directors shall be NSOs and, except as otherwise provided, shall be subject to the terms and conditions of the 2005 Stock Option Plan.

As of December 31, 2009 there were no compensation arrangements with any of our outside directors, other than the stock option awards as noted above and discussed below.

Employee Benefit Plans

Stock Option Plan

In 2005, our stockholders approved the adoption of the 2005 Stock Option Plan.  On October 6, 2009 our board of directors approved an increase of the total number of options under the 2005 Plan by 500,000 and our stockholders approved the amendment.  The 2005 Plan will terminate upon the earliest to occur of (i) January 31, 2018, (ii) the date on which all shares of common stock available for issuance under the 2005 Plan have been issued as fully vested shares of common stock, and (iii) the termination of all outstanding stock options granted pursuant to the 2005 Plan.  The 2005 Plan provides for the grant of the following:

•incentive stock options under the federal tax laws (“ISOs”), which may be granted solely to our employees, including officers; and

•nonstatutory stock options (“NSOs”), which may be granted to our directors, consultants or employees, including officers.

Share Reserve.  As of the date hereof, an aggregate of 2,879,468 shares of our common stock are authorized for issuance under our 2005 Plan.  Shares of our common stock subject to options that have expired or otherwise terminate under the 2005 Plan without having been exercised in full again will become available for grant under the plan.  Shares of our common stock issued under the 2005 Plan may include previously unissued shares or reacquired shares bought on the market or otherwise.

Administration.  The 2005 Plan is administered by our board of directors, which may in turn delegate authority to administer the plan to a committee (the “Administrator”).  Subject to the terms of the 2005 Plan, our board of directors or its authorized committee determines recipients, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting.  Subject to the limitations set forth below, our board of directors or its authorized committee will also determine the exercise price of options granted under the 2005 Plan.

Stock options will be granted pursuant to stock option agreements.  The exercise price for ISOs cannot be less than 100% of the fair market value of the common stock subject to the option on the date of grant.  The exercise price for NSOs cannot be less than 85% of the fair market value of the common stock subject to the option on the date of grant.  Options granted under the 2005 Plan will vest at the rate specified in the option agreement.  Unvested shares of our common stock issued in connection with an early exercise may be repurchased by us.  In general, the term of stock options granted under the 2005 Plan may not exceed ten years.  Unless the terms of an optionholder’s stock option agreement provide for earlier or later termination, if an optionholder’s service relationship with us, or any affiliate of ours, ceases due to disability or death, the optionholder, or his or her beneficiary, may exercise any vested options for up to 12 months, after the date the service relationship ends, unless the terms of the stock option agreement provide for earlier termination.  If an optionholder’s service relationship with us, or any affiliate of ours, ceases without cause for any reason other than disability or death, the optionholder may exercise any vested options for up to three months after the date the service relationship ends, unless the terms of the stock option agreement provide for a longer or shorter period to exercise the option.

Acceptable forms of consideration for the purchase of our common stock under the 2005 Plan, to be determined at the discretion of our board of directors at the time of grant, include (i) cash or (ii) the tendering of other shares of common stock or the attestation to the ownership of shares of common stock that otherwise would be tendered to Prosper in exchange for Prosper’s reducing the number of shares necessary for payment in full of the option price for the shares so purchased (provided that the shares tendered or attested to in exchange for the shares issued under the 2005 Plan may not be shares of restricted stock at the time they are tendered or attested to), or (iii) any combination of (i) and (ii) above.

Generally, an optionholder may not transfer a stock option other than by will or the laws of descent and distribution or a domestic relations order.  However, an optionholder may designate a beneficiary who may exercise the option following the optionholder’s death.

Limitations.  The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000.  The options or portions of options that exceed this limit are treated as NSOs.  No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power unless the following conditions are satisfied:

•the option exercise price must be at least 110% of the fair market value of the stock subject to the option on the date of grant; and

•the term of any ISO award must not exceed five years from the date of grant.

Option Grants to Outside Directors .  Options may be granted to outside directors in accordance with the policies established from time to time by the board of directors specifying the number of shares, if any, to be subject to each award and the time(s) at which such awards shall be granted.  All options granted to outside directors shall be NSOs and, except as otherwise provided, shall be subject to the terms and conditions of the 2005 Plan.  As of the date hereof, we have granted 100,000 options to Rajeev Date, an outside director.

Adjustments.  In the event that there is a specified type of change in our capital structure not involving the receipt of consideration by us, such as a stock split or stock dividend, the number of shares reserved under the 2005 Plan and the maximum number and class of shares issuable to an individual in the aggregate, and the exercise price or strike price, if applicable, of all outstanding stock awards will be appropriately adjusted.

Dissolution or Liquidation.  In the event of a proposed dissolution or liquidation of Prosper, the Administrator shall provide written notice to each participant at least 20 days prior to the effective date of such proposed transaction.  To the extent it has not been previously exercised, an award will terminate immediately prior to the consummation of such proposed action.  The Administrator may specify the effect of a liquidation or dissolution on any award of restricted stock or other award at the time of grant of such award.

Reorganization.  Upon the occurrence of a Reorganization Event (as defined below), each outstanding option shall be assumed or an equivalent option substituted by the successor corporation, except in the event that the successor corporation does not assume the option or an equivalent option is not substituted, then the Administrator shall notify the optionholder that one of the following will occur:

•all options must be exercised as of a specified time prior to the Reorganization Event or will be terminated immediately prior to the Reorganization Event; or

•all outstanding options will terminate upon consummation of such Reorganization Event and each participant will receive, in exchange therefore, a cash payment per share equal to the difference between the acquisition price per share and the exercise price.

A “Reorganization Event” is defined as (i) a merger or consolidation of Prosper with or into another entity, as a result of which all of our common stock is converted into or exchanged for the right to receive cash, securities or other property or (ii) any exchange of all of our common stock for cash, securities or other property pursuant to a share exchange transaction.

401(k) Plan

We maintain through our payroll and benefits service provider, a defined contribution employee retirement plan that covers all of our employees meeting certain eligibility requirements.  The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code.  Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service, which is $16,500 for 2009.  Participants who are at least 50 years old can also make “catch-up” contributions, which in 2009 may be up to an additional $5,500 above the statutory limit.  Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions.  Employee contributions are held and invested by the plan’s trustee.  Prosper’s contributions to the plan are discretionary and we have not made any contributions to date.

Item 12. Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters

Principle Security Holders

The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2010, by:

•each beneficial owner of 5% or more of our common stock;

•each of our directors;

•each of our named executive officers;

•each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock; and

•all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC.  These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after February 28, 2010.  Except as otherwise indicated in the footnotes to the table below, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.  The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations are based on 14,752,825 shares of common stock outstanding as of February 28, 2010, assuming conversion of all of our outstanding shares of convertible preferred stock.  Currently, each share of our convertible preferred stock, regardless of series, is convertible into one share of common stock at any time, at the discretion of the holder.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2010.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.  Beneficial ownership representing less than 1.0% is denoted with an asterisk (*).  Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners are in care of Prosper Marketplace, Inc., 111 Sutter Street, 22nd Floor, San Francisco, CA 94104.

	Total Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Beneficial Ownership Percentage

James W. Breyer Trust Dated 3/25/2005 (1)	2,560,681	17.36%

Robert C. Kagle(2)	2,432,435	16.49%

Lawrence W. Cheng (3)	2,187,052	14.82%

Christian A. Larsen(4)	2,006,621	13.60%

Edward A. Giedgowd (5)	170,474	1.16%

Nigel W. Morris (6)	164,178	1.11%

Kirk T. Inglis (7)	114,558	*

Chris Denend (8)	95,624	*

Rajeev V. Date (9)	31,250	*

All directors and executive officers as a group (10)	9,762,873	66.18%

Benchmark Capital Partners V, L.P. (11)	2,432,435	16.49%

Accel IX L.P. and its affiliates (12)	2,219,343	15.04%

Agilus Ventures (13)	2,187,052	14.82%

John B. Witchel and Jessica W. Wheeler, JNTN (14)	1,925,000	13.05%

DAG Ventures (15)	801,374	5.43%

Meritech Capital (16)	801,374	5.43%

Omidyar Network Fund LLC (17)	760,482	5.15%

(1)
The James W. Breyer Trust Dated 3/25/2005 directly owns 329,592 shares of convertible preferred stock and warrants exercisable for 11,746 shares of common stock and is deemed to indirectly own or control 2,142,972 shares of convertible preferred stock and warrants exercisable for 76,371 common stock , of which 1,849,824 shares and warrants are held by Accel IX, L.P., 197,077 shares are held by Accel IX Strategic Partners L.P. and 172,442 shares and warrants are held by Accel Investors 2005 L.L.C.  Accel IX Associates L.L.C.  (“A9A”) is the general partner of Accel IX L.P. and Accel IX Strategic Partners L.P. and has sole voting and investment power over the shares held by these limited partnerships.  Mr. Breyer is one of the managing members of A9A and of Accel Investors 2005 L.L.C. and, therefore, is deemed to share voting and investment power over the securities held by these entities.  Mr. Breyer disclaims beneficial ownership of the shares held by Accel IX, L.P., Accel IX Strategic Partners L.P. and Accel Investors 2005 L.L.C. except to the extent of his pecuniary interest in such shares.

(2)
Represents 2,348,750 shares of convertible preferred stock and warrants exercisable for 83,685 shares of common stock held by Benchmark Capital Partners V, L.P.  Mr. Kagle is the managing member of Benchmark Capital Management Company V, LLC, the general partner of Benchmark Capital Partners V, L.P. and, therefore, is deemed to share voting and investment power over the securities held by Benchmark Capital Partners V, L.P.  Mr. Kagle disclaims beneficial ownership of any of these shares except to the extent of his pecuniary interest therein.

(3)
Represents 2,073,578 shares of convertible preferred stock and warrants exercisable for 73,932 shares of common stock held by Agilus Ventures IV, Limited Partnership, and 38,181 shares of convertible preferred stock and warrants exercisable for 1,361 shares of common stock held by Agilus Ventures Principal IV, Limited Partnership.  Volition Capital, LLC, manages the existing US portfolio of the Agilus funds under sub-advisory agreement and has sole voting and investment power over these shares.  Mr. Cheng is a managing partner of Volition Capital and, therefore, is deemed to share voting and investment power over these securities.  Mr. Cheng disclaims beneficial ownership of any of these shares except to the extent of his pecuniary interest therein.

(4)
Represents 6,621 shares of convertible preferred stock held directly and 2,000,000 shares of common stock held indirectly by Mr. Larsen through the Larsen-Lam Family Trust, for which Mr. Larsen and Lyna Lam serve as trustees.

(5)
Consists of 6,621 shares of convertible preferred stock and 163,853 shares of common stock potentially issuable upon the exercise of stock options that are exercisable within 60 days after February 28, 2010.  Mr. Giedgowd resigned as our General Counsel, Chief Compliance Officer and Secretary as of August 24, 2009, but remained with the Company as in-house counsel.  Mr. Giedgowd continued to serve as in-house counsel until October 31, 2009, as of which date his employment with the Company ceased.

(6)
Consists of warrants exercisable for 164,178 shares of common stock held by QED Fund I, L.P.  Mr. Morris is the managing partner of QED Partners LLC, the general partner of QED Fund I, L.P. and, therefore, is deemed to share voting and investment power over these securities.  Mr. Morris disclaims beneficial ownership of any of these shares except to the extent of his pecuniary interest therein. The address of QED Fund I, L.P is 311 Cameron Street, Alexandria, Virginia, 22314.

(7)	Consists of 114,558 shares of common stock potentially issuable upon the exercise of stock options that are exercisable within 60 days after February 28, 2010.

(8)
Consists of 95,624 shares of common stock potentially issuable upon the exercise of stock options that are exercisable within 60 days after February 28, 2010. Mr. Denend resigned as our Chief Technology Officer as of March 19, 2010.

(9)	Consists of 31,250 shares of common stock potentially issuable upon the exercise of stock options that are exercisable within 60 days after February 28, 2010.

(10)
Includes 405,285 shares of common stock potentially issuable upon the exercise of stock options within 60 days after February 28, 2010 and warrants exercisable for 164,178 shares of common stock  that are exercisable within 60 days after February 28, 2010.

(11)
Represents 2,348,750 shares of convertible preferred stock and warrants exercisable for 83,685 shares of common stock held by Benchmark Capital Partners V, L.P.  The address of Benchmark Capital Partners V, L.P. is 2480 Sand Hill Road, Suite 200, Menlo Park, California 94025.

(12)
Excludes 329,592 shares of convertible preferred stock and warrants exercisable for 11,746 shares of common stock  held directly by Mr. Breyer.  1,786,168 shares of convertible preferred stock and warrants exercisable for 63,656 shares of common stock are held by Accel IX L.P., 190,296 shares of convertible preferred stock and warrants exercisable for 6,781 shares of common stock are held by Accel IX Strategic Partners L.P. and 166,508 shares of convertible preferred stock and warrants exercisable for 5,934 shares of common stock are held by Accel Investors 2005 L.L.C.  Accel IX Associates L.L.C. (“A9A”) is the general partner of Accel IX L.P. and Accel IX Strategic Partners L.P. and has sole voting and investment power over the shares held by these limited partnerships.  Mr. Breyer is one of the managing members of A9A and of Accel Investors 2005 L.L.C. and, therefore, is deemed to share voting and investment power over the securities held by these entities.  Mr. Breyer disclaims beneficial ownership of such shares except to the extent of his individual pecuniary interest therein.  The address of A9A and its affiliated entities is 428 University Avenue, Palo Alto, California 94301.

(13)
Represents 2,073,578 shares of convertible preferred stock and warrants exercisable for 73,932 of common stock held by Agilus Ventures IV, Limited Partnership (formerly known as Fidelity Ventures IV, Limited Partnership), and 38,181 shares of convertible preferred stock and warrants exercisable for 1,361 held by Agilus Ventures Principal IV, Limited Partnership (formerly known as Fidelity Ventures Principal IV, Limited Partnership).  Volition Capital, LLC, manages the existing US portfolio of the Agilus funds under sub-advisory agreement and has sole voting and investment power over these shares. The address of Agilus Ventures and its affiliated entities is 82 Devonshire Street, E16B, Boston, Massachusetts 02109.

(14)
Consists of 1,925,000 shares of common stock.  Mr. Witchel resigned as the Chief Technology Officer and Secretary of Prosper on July 31, 2008.  The address of Mr. Witchel is 576 Eureka Street, San Francisco, California 94114.

(15)
Represents 583 shares of convertible preferred stock and warrants exercisable for 25 shares of common stock held by DAG Ventures GP Fund III, LLC, 565,308 shares of convertible preferred stock and warrants exercisable for 25,149 shares of common stock held by DAG Ventures III – QP, L.P., 53,175 shares of convertible preferred stock  and warrants exercisable for 2,366  shares of common stock held by DAG Ventures III, L.P., 48,150 shares of convertible preferred stock held by DAG Ventures III-O, LLC, 10,318 shares of convertible preferred stock held by DAG Ventures III–Q, LLC and 96,300 shares of convertible preferred stock held by DAG Ventures I–N, LLC.  DAG Ventures I-N, LLC is the general partner of DAG Ventures I-N, LLC and has sole voting and investment power over these shares. DAG Ventures Management III, LLC (“DAG Ventures”) is the general partner of the remaining partnerships listed above, and managing member of the remaining limited liability companies listed above and has sole voting and investment power over these shares.  The address of DAG Ventures and its affiliated entities is 251 Lytton Avenue, Suite 200, Palo Alto, California 94301.

(16)
Represents 13,852 shares of convertible preferred stock and warrants exercisable for 493 shares of common stock held by Meritech Capital Affiliates III L.P. and 759,982 shares of convertible preferred stock and warrants exercisable for 27,047 shares of common stock held by Meritech Capital Partners III L.P.  Meritech Capital is the general partner of these partnerships and has sole voting and investment power over these shares.  The address of Meritech Capital and its affiliated entities is 245 Lytton Avenue, Suite 350, Palo Alto, California 94301.

(17)
Represents 734,301 shares of convertible preferred stock and warrants exercisable for 26,181 shares of common stock held by Omidyar Network L.L.C.  The address of Omidyar Network L.L.C. is 1991 Broadway St., Suite 200, Redwood City, CA 94063.

The following table sets forth information, as of December 31, 2009, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2007 Stock Incentive Plan, as amended	1,897,126	$0.96	665,626
All stockholder approved plans	1,897,126	$0.96	665,626
Equity compensation plans not approved by stockholders:
N/A	N/A	N/A	N/A
All non-stockholder approved plans	N/A	N/A	N/A
Total	1,897,126	$0.96	665,626

The information set forth in Note 13 to the “Notes to Consolidated Financial Statements” below under the caption “Stock Option Plan and Other Stock Compensation” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PARTIES

Since our inception, we have engaged in the following transactions with our directors, executive officers and holders of more than 5% of our voting securities, and affiliates and immediate family members of our directors, executive officers and 5% stockholders.  We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Participation in Our Platform

With the exception of Edward Giedgowd and Sachin Adarkar, our current executive officers and directors and 5% shareholders have bid on and purchased loans originated through the platform from time to time in the past, and may do so in the future.  As of December 31, 2009, these parties had facilitated the funding of $1,184,447 in loans through the platform.  Christian Larsen has purchased loans in an aggregate amount of $453,948; James Breyer has purchased loans in an aggregate amount of $251,796; Robert Kagle has purchased loans in an aggregate amount of $186,525; and management and other affiliates have purchased loans in an aggregate amount of $292,178.  The loans were obtained on terms and conditions that were not more favorable than those obtained by other lenders.  Of the total aggregate amount of loans purchased by executive officers, directors, and affiliates since inception through December 31, 2009, approximately $151,000 or 13% of principal has been charged off, as compared to approximately $56,519,368 or 31.6% of principal charged off for all loans originated since inception through December 31, 2009.

Financing Arrangements with Significant Shareholders, Directors and Officers

In March 2005, we awarded, for nominal value, an aggregate of 4,000,000 shares of common stock valued at $0.10 per share or $400,000, to our co-founders.  2,000,000 shares were issued to Christian A.  Larsen, our Chief Executive Officer, and 2,000,000 shares were issued to John Witchel, our former Secretary and Chief Technology Officer.  1,000,000 shares were immediately vested and the remaining 3,000,000 shares were to vest over 3.5 years for services rendered.  The unvested shares were subject to a repurchase agreement if the founders leave Prosper, in which case we could elect to repurchase any unvested shares at the lesser price of $0.10 per share or the fair market value at the date service ceases.  As a result of Mr. Witchel’s departure on July 31, 2008, we repurchased the 75,000 unvested shares then held by Mr. Witchel for $7,500, or $0.10 per share.  All of Mr. Larsen’s shares were fully vested as of September 22, 2008.

In April 2005, we issued and sold to investors an aggregate of 4,023,999 shares of our Series A convertible preferred stock (“Series A”) at a purchase price of $1.875 per share for an aggregate consideration of $7,464,450, net of issuance costs of $80,550.  In February 2006, we issued and sold to investors an aggregate of 3,310,382 shares of our Series B convertible preferred stock (“Series B”) at a purchase price of $3.776 per share for an aggregate consideration of $12,412,301, net of issuance cost of $87,700.  In June 2007, we issued and sold to investors an aggregate of 2,063,558 shares of Series C convertible preferred stock (“Series C”) at a purchase price of $9.692 per share for an aggregate consideration of $19,919,009, net of issuance costs of $80,996.

The participants in these convertible preferred stock financings included the following holders of more than 5% of our capital stock or entities affiliated with them, as well as certain of our directors, as set forth in the following table.

Participant	Series A	Series B	Series C
James W. Breyer	266,600	42,632	20,630

Benchmark Capital Partners V, L.P.	2,000,000	317,797	30,953

Accel IX L.P. and its affiliates	1,733,400	275,435	134,137

Agilus Ventures		1,853,814	257,945

Meritech Capital			773,834

Omidyar Network Fund LLC		662,076	72,225

Three of our directors, James W. Breyer, Robert C. Kagle, and Lawrence W. Cheng are affiliated with Accel IX L.P. and its affiliates, Benchmark Capital Partners V, L.P., and Agilus Ventures IV, L.P. (formerly known as Fidelity Ventures IV, Limited Partnership) and its affiliates, respectively.  The notes to our beneficial ownership table describe these affiliations in greater detail.  See “Principal Securityholders.”

In connection with our Series C convertible preferred stock financing, we entered into amended and restated investor rights, voting, and right of first refusal and co-sale agreements containing voting rights, information rights, rights of first refusal and registration rights, among other things, with certain holders of our convertible preferred stock and certain holders of our common stock.

Under the voting rights agreement, the investors in our convertible preferred stock, including the participants set forth above, have each agreed, subject to maintaining certain ownership levels, to exercise their voting rights so as to elect two designees of Series A preferred stock, one designee of Series B preferred stock, two common stockholder designees and one additional designee to our board of directors, as well as our chief executive officer, who shall also serve as one of the two common stockholder designees.  Under the terms of the investor rights agreement, the holders of at least a majority of the shares issuable upon conversion of our Series C convertible preferred stock have the right to demand that we file up to two registration statements so long as the aggregate amount of securities to be sold under a registration statement is at least $20 million.  These registration rights are subject to specified conditions and limitations.  In addition, if we are eligible to file a registration statement on Form S-3, holders of the shares having registration rights have the right to demand that we file a registration statement on Form S-3 so long as the aggregate amount of securities to be sold under the registration statement on Form S-3 is at least $10 million, subject to specified exceptions and conditions and limitations.  The investor rights agreement also provides that if we register any of our shares for public sale, stockholders with registration rights will have the right to include their shares in the registration statement, subject to specified conditions and limitations.

In November of 2009, Prosper Marketplace, Inc. and QED Fund I, L.P., entered into a Note and Warrant Purchase Agreement, pursuant to which, Prosper sold to QED a Convertible Promissory Note.  The note is in the principal amount of $1,000,000.  Interest on the note accrues at a per annum rate of 15.0%.  All principal and accrued interest under the note are due in a single payment on November 10, 2011.  On the maturity date and for 90 days after, QED may elect to convert all principal and accrued interest under the note into shares of Prosper’s preferred stock.  If QED elects to convert the note, and Prosper has consummated a preferred stock financing for an aggregate purchase price of $5,000,000 or more between November 10, 2009 and the date of QED’s election, the note will convert into shares of the preferred stock sold pursuant to such financing at the per share purchase price for such financing.  If QED elects to convert the Note but Prosper has not consummated any such preferred stock financing, the note will convert into shares of Prosper’s Series C Preferred Stock at the per share purchase price at which such shares were sold for Prosper’s Series C financing, which was consummated in June 2007.   In connection with the Purchase Agreement, Prosper also issued to QED a fully vested warrant to purchase 164,178 shares of Prosper’s Common Stock at an exercise price of $0.56 per share.  Under the Purchase Agreement, Prosper and QED agreed that Nigel Morris, who is the managing partner of QED Partners LLC, QED’s general partner, will serve on Prosper’s Board of Directors for 2 years beginning on November 10, 2009.

On February 1, 2010, Prosper entered into a Note and Warrant Purchase Agreement with certain of its existing investors, pursuant to which, Prosper issued and sold to such investors a series of Convertible Promissory Notes, dated as of February 1, 2010, in the aggregate principal amount of $2,000,000.  The note purchasers are as follows: Accel IX L.P. and certain of its affiliates; Benchmark Capital Partners V, L.P.; Agilus Ventures IV, Limited Partnership, and certain of its affiliates; Meritech Capital Partners III, L.P., and certain of its affiliates; DAG Ventures I-N, LLC and certain of its affiliates; and Omidyar Network Fund LLC. Interest on the notes accrues at a per annum rate of 15.0%.  All principal and accrued interest under the notes are due in a single payment on April 1, 2010.  If, prior to the maturity date, Prosper consummates a preferred stock financing for an aggregate purchase price of $5,000,000 or more, each note purchaser will have an option to have its note paid in full or converted into shares of the preferred stock sold pursuant to such financing at the per share purchase price for such financing.  Prosper’s obligations under the Notes are unsecured.  Prior to entering into the Purchase Agreement, there was no material relationship between Prosper and any of the note purchasers except to the extent that each note purchaser participated in Prosper’s previous equity financings in April 21, 2005, February 6, 2006 and June 15, 2007. In addition, the following members of Prosper’s Board of Directors are affiliated with one of the note purchasers: James W. Breyer is a partner of Accel Ventures, which is an affiliate of the Accel Investors; Robert C. Kagle is the general partner of Benchmark Capital, which is an affiliate of Benchmark Capital Partners V, L.P.; and Lawrence W. Cheng is the managing partner of Volition Capital, LLC, which manages the existing U.S. portfolio of the Agilus Investors under a sub-advisory agreement.

        On March 15, 2010, Prosper entered into a Note Option Agreement (the “Option Agreement”) with Christian A. Larsen, its Chairman and Chief Executive Officer, pursuant to which, Mr. Larsen granted Prosper an option (the “Option”) to sell him an aggregate principal amount of up to $300,000 of Convertible Promissory Notes, in $100,000 increments.  Prosper may exercise the Option, in whole or in part, in a single or multiple closings, at any time on or before March 31, 2010.  Interest on the notes accrues at a per annum rate of 15.0%.  All principal and accrued interest under the notes are due in a single payment on April 30, 2010.  If, prior to the maturity date, Prosper consummates a preferred stock financing for an aggregate purchase price of $5,000,000 or more, Mr. Larsen will have an option to have his note paid in full or converted into shares of the preferred stock sold pursuant to such financing at the per share purchase price for such financing.  Prosper’s obligations under the notes are unsecured. In addition to being Prosper’s Chairman and Chief Executive Officer, Mr. Larsen is also a stockholder of Prosper and a member of its Board of Directors.

On March 30, 2010, the Company entered into a Letter of Intent for the private placement of shares of the Company’s Series D Preferred Stock for an aggregate purchase price between $13.3 million and $15.8 million, including approximately $3.3 million from conversions of outstanding principal and interest on promissory notes due to existing investors, a minimum of $3.0 million from outside investors and a minimum of $7.0 million in additional investments from existing investors. The terms of this agreement are still subject to closing, which the Company expects to happen no later than April 15, 2010.

Indemnification Agreements

Our amended and restated certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law.  In addition, we have entered into separate indemnification agreements with each of our directors and executive officers.  For more information regarding these agreements, see “Management—Limitations on Officers’ and Directors’ Liability and Indemnification Agreements” for more information.

Item 14. Principal Accounting Fees and Services

        The following table sets forth the aggregate fees accrued or paid by the Company for (i) the year ended December 31, 2009 to the Company's independent registered public accounting firm Odenberg, Ullakko, Muranishi & Co. L.L.P., as well as to Ernst and Young, LLP (independent registered public accounting firm for 2008) and (ii) the year ended December 31, 2008 by the Company's independent registered public accounting firm for 2008, Ernst & Young, LLP.

	For the Years Ended December 31,
	2009	2008
Audit Fees (1)	$627,000	$554,374
Audit-Related Fees (2)	—	—
Audit and Audit Related Fees	$627,000	$554,374

Tax Fees (3)	—	—
All Other Fees	—	—
Total Fees	$627,000	$554,374
(1) Audit fees consist of fees billed for professional services rendered in connection with the audit of the annual consolidated financial statements of the Company, quarterly financial statements included in Forms 10Q, and services that are normally provided in connection with statutory or regulatory filings or engagements.
(2) Audit-related fees consisted principally of fees for due diligence services.
(3) Tax Fees consisted of fees for tax consultation and tax compliance services.

     All of the audit and non-audit services described above were approved by the Board of Directors and not pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedule

See “Index to Financial Statements” below.

Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of
Prosper Marketplace, Inc.

We have audited the accompanying consolidated balance sheet of Prosper Marketplace, Inc. as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prosper Marketplace, Inc. at December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Odenberg, Ullakko, Muranishi & Co. LLP

San Francisco, California
March 30, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of
Prosper Marketplace, Inc.

We have audited the accompanying consolidated balance sheet of Prosper Marketplace, Inc. as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prosper Marketplace, Inc. at December 31, 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

San Francisco, California
March 30, 2009

Prosper Marketplace, Inc.
Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$616,089	$9,839,758
Restricted cash	2,135,330	1,429,011
Servicing rights	24,319	67,685
Receivables	14,373	-
Borrower Loans receivable at fair value	7,020,363
Property and equipment, net	861,923	859,103
Prepaid and other assets	190,174	238,686
Intangible assets, net	171,038	291,769

Total assets	$11,033,609	$12,726,012

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$950,308	$431,744
Accrued liabilities	1,071,759	1,186,984
Borrower Payment Dependent Notes at fair value	6,903,173	-
Repurchase obligation	40,001	80,000
Long-term debt, net	1,273,312	284,632

Total liabilities	10,238,553	1,983,360

Commitments and contingencies (see Note 15)

Stockholders' Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding in 2009 and 2008)	4,024	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding in 2009 and 2008)	3,310	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized; 2,063,558 issued and outstanding in 2009 and 2008)	2,064	2,064
Common stock ($0.001 par value; 17,000,000 shares authorized; 4,460,667 shares and 4,346,118 shares issued and outstanding in 2009 and 2008, respectively)	4,462	4,347
Additional paid-in capital	41,406,457	40,946,853
Accumulated deficit	(40,625,261)	(30,217,946)
Total stockholders' equity	795,056	10,742,652

Total liabilities and stockholders' equity	$11,033,609	$12,726,012

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations

	Years Ended December 31
	2009	2008
Operating income
Agency fees	$235,845	$1,399,744
Loan servicing fees	556,702	744,040
Interest income on Borrower Loans and Payment Dependent Notes, net	13,023	-
Rebates and promotions	(73,329)	-
	732,241	2,143,784
Cost of Revenues
Cost of services	(623,276)	(860,030)
Provision for loan and Note repurchases	(4,381)	(15,360)
Total revenues, net	104,584	1,268,394

Operating expenses
Compensation and benefits	4,976,102	6,227,735
Marketing and advertising	788,931	2,346,731
Depreciation and amortization	582,508	805,914
General and administrative
Professional services	2,759,185	2,009,485
Facilities and maintenance	665,904	699,065
Other	1,020,597	572,881
Total expenses	10,793,227	12,661,811
Loss before other income (expense)	(10,688,643)	(11,393,417)

Other income (expense)
Interest income	40,571	519,347
Change in fair value on Borrower Loans and Payment Dependent Notes, net	205,588	-
Loss on impairment of fixed assets	(41,704)	-
Other income	76,873	34,827
Total other income	281,328	554,174

Loss before income taxes	(10,407,315)	(10,839,243)
Income taxes	-	-
Net Loss	$(10,407,315)	$(10,839,243)

Net loss per share – basic and diluted	$(2.34)	$(2.65)
Weighted Average shares - basic and diluted net loss per share	4,453,255	4,086,469

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2009 and 2008

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2008	9,397,939	$9,398	3,662,476	$3,663	$40,493,256	$(19,378,703)	$21,127,614

Issuance of common stock			605,500	606	71,330		71,936

Exercise of stock options			78,142	78	25,683		25,761

Compensation expense					356,584		356,584

Net loss						(10,839,243)	(10,839,243)

Balance as of December 31, 2008	9,397,939	$9,398	4,346,118	$4,347	$40,946,853	$(30,217,946)	$10,742,652

Issuance of common stock			6,500	7	9,844		9,851

Exercise of stock options			108,049	108	59,588		59,696

Issuance of common stock warrants					37,740		37,740

Compensation expense					352,432		352,432

Net loss						(10,407,315)	(10,407,315)

Balance as of December 31, 2009	9,397,939	$9,398	4,460,667	$4,462	$41,406,457	$(40,625,261)	$795,056

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(10,407,315)	$(10,839,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	582,509	805,914
Loss on impairment of fixed assets	41,704	–
Change in fair value of Borrower Loans	1,247,982	–
Change in fair value of Borrower Payment Dependent Notes	(1,453,570)	–
Stock-based compensation expense	362,283	428,520
Provision for Loan and Note repurchases	4,381	15,360
Change in fair value of servicing rights	43,366	(81,771)
Amortization of discount on long-term debt	25,050	21,764
Changes in operating assets and liabilities:
Restricted cash	(706,319)	(562,025)
Receivables	(14,373)	355,567
Prepaid and other assets	48,512	74,922
Accounts payable and accrued liabilities	424,709	(99,894)
Loan and Note repurchases	(44,380)	(35,511)
Net cash used in operating activities	(9,845,461)	(9,916,397)

Cash flows from investing activities:
Origination of Borrower Loans held at fair value	(8,886,296)	–
Repayment of Borrower Loans held at fair value	617,951	–
Purchases of property and equipment	(506,302)	(529,711)
Net cash used in provided by investing activities	(8,774,647)	(529,711)

Cash flows from financing activities:
Proceeds from issuance of Notes held at fair value	8,886,296	–
Payment of Notes held at fair value	(529,553)	–
Proceeds from the issuance of long-term debt	1,000,000	–
Principal repayment of long-term debt	(20,000)	(20,000)
Proceeds from exercise of stock options	59,696	25,761
Net cash provided by financing activities	9,396,439	5,761

Net decrease in cash and cash equivalents	(9,223,669)	(10,440,347)
Cash and cash equivalents at beginning of the year	9,839,758	20,280,105
Cash and cash equivalents at end of the year	$616,089	$9,839,758

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business

Prosper Marketplace, Inc. (“Prosper”, “the Company”, “we”, “us”, “our”) was incorporated in the state of Delaware on March 22, 2005. Prosper is an online marketplace for person-to-person lending. Prosper’s website provides an online marketplace for loans where people list and bid on loans with interest rates of return determined through Prosper’s online auction platform. Prosper’s lender members set the minimum interest rate that they are willing to earn and bid in increments of $25 to $25,000. Borrowers create loan listings from $1,000 up to $25,000 and set the maximum rate they are willing to pay on a loan. Prosper facilitates the lending and borrowing activities and acts as an agent to the lender by maintaining its online auction platform. Prosper also handles all ongoing loan administration tasks, including loan servicing and collections on behalf of the lenders. Prosper generates revenue by collecting one-time fees from borrowers on funded loans and from loan servicing fees paid by lender members.

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term of three years.  All loans are funded by WebBank, an FDIC-insured, Utah-chartered industrial bank.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.

Due to the legal uncertainty regarding the sales of promissory notes offered through the Prosper platform under the Company’s prior operating structure (See Note 15 — Commitments and Contingencies — Securities Law Compliance), the Company decided to restructure its operations to resolve such uncertainty. The Company began its implementation of this decision on October 16, 2008, when it ceased offering lender members the opportunity to make purchases on the Prosper platform, ceased accepting new lender member registrations and ceased allowing new funding commitments from existing lender members. Furthermore, pursuant to this decision, the Company updated its registration statement on Form S-1, with the SEC, in which the Company described the restructuring of its operations and its new operating structure.

In November of 2008, the Securities and Exchange Commission (SEC) instituted cease and desist proceedings, pursuant to Section 8A of the Securities Act of 1933 (“Securities Act”), against Prosper. In anticipation of the institution of these proceedings, Prosper submitted an Offer of Settlement (the “Offer”) which was accepted by the SEC. Pursuant to the Offer, Prosper consented to the entry of an Order Instituting Cease and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Making Findings, and Imposing a Cease-and-Desist Order (“Order”).  The Order includes findings that Prosper violated Sections 5(a) and (c) of the Securities Act of 1933 (“Securities Act”), and requires that pursuant to Section 8A of the Securities Act, Prosper cease and desist from committing or causing any violations and any future violations of Sections 5(a) and (c) of the Securities Act. The Order was approved by the SEC on November 20, 2008.

On December 5, 2008, the Company filed a registration statement with the Securities and Exchange Commission with respect to the offering of $500,000,000 of Borrower Payment Dependent Notes (the “Notes”). On July 13, 2009, we implemented a new operating structure and began issuing Borrower Payment Dependent Notes (“Notes”).  The post registration operating structure resulted in Prosper purchasing loans from WebBank, and holding the loans until maturity.  Prosper issues new securities, the Notes, to the winning lenders.  Prosper’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper.  These proposed changes in the operation of the Company’s platform had a significant impact on the Company’s financial statements and results of operations for periods following the effective date of that registration statement.  In conjunction with its new operating structure, the borrower loans and Borrower Payment Dependent Notes are carried on Prosper’s consolidated balance sheet as assets and liabilities, respectively.  Prosper also adopted the provisions of ASC Topic 825, Financial Instruments (formerly Statement of Financial Accounting Standards (SFAS) No. 159. The Fair Vale Option for Financial Assets and Financial Liabilities – an Amendment of FASB Statement No. 115) to the notes and borrower loans issued subsequent to the effective date of the registration statement on an instrument by instrument basis.  We will continue to evaluate the impact that the proposed changes to our operating platform will have on our financial condition, results of operations and cash flow.

As reflected in the accompanying consolidated financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $40.6 million as of December 31, 2009.  For the years ended December 31, 2009 and 2008, the Company incurred a net loss of $10.4 million and $10.8 million, respectively.  For years ended December 31, 2009 and 2008, the Company had negative cash flow from operations of $9.8 million and $9.9 million, respectively. Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.  Further, there can be no assurances as to the availability or terms upon which the required financing and capital might be available. On March 15, 2010, the Company entered into short-term bridge loan with its Chairman and Chief Executive Officer for an aggregate principal amount of up to $300,000 and on March 30, 2010, Prosper entered into a signed letter of intent for the private placement of Company’s Series D Preferred Stock of up to $15.8 million (See Note 18 – Subsequent Events).

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Prosper and its wholly-owned subsidiaries, P2P Servicing, LLC and Prosper Loans Marketplace, Inc. P2P Servicing, LLC was formed in October 2007 but has not had significant operations. In February, 2009, the Company dissolved P2P Servicing LLC. Prosper Loans Marketplace, Inc. was incorporated on April 3, 2009 in the state of California but has not had significant operations. All significant intercompany transactions and balances have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles (GAAP).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These include but are not limited to the following: valuation of marketable securities, valuation allowance on deferred tax assets, valuation and amortization periods of intangible assets, fair value of borrower loans and Notes, fair value of servicing liabilities, provision for loan repurchase obligation, stock-based compensation expense, and contingent liabilities. Prosper bases its estimates on historical experience and on various other assumptions that Prosper believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Certain Risks and Concentrations

In the normal course of its business, Prosper encounters two significant types of risk: credit and regulatory. Financial instruments that potentially subject Prosper to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company places cash, cash equivalents and restricted cash with high-quality financial institutions. Prosper is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds federally insured amounts. Prosper performs periodic evaluations of the relative credit standing of these financial institutions and has not sustained any credit losses from instruments held at these financial institutions.

As previously described, beginning on July 13, 2009, loans originated by Prosper are carried on our consolidated balance sheet.  The loans are funded by the Notes and repayment of the Notes is wholly dependent on the repayment of the loan associated with a Note.  As a result, Prosper does not bear the risk associated with the repayment of principal on loans carried on its consolidated balance sheet.  A decrease in the value of the loans carried on Prosper’s consolidated balance sheet associated with increased credit risk is directly offset by a reduction in the value of the Notes Prosper issued in association with the loan. However, Prosper charges a servicing fee that is deducted from loan payments.  To the extent that loan payments are not made, Prosper’s servicing income will be reduced.

Prosper is subject to various regulatory requirements. The failure to appropriately identify and address these regulatory requirements could result in certain discretionary actions by regulators that could have a material effect on Prosper’s financial position and results of operations (See Note 15 — Commitments and Contingencies — Securities Law Compliance).

Cash and Cash Equivalents

Prosper invests its excess cash primarily in money market funds and in highly liquid debt instruments of U.S. municipalities, and the U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value. Such deposits periodically exceed federally insured amounts.

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

Borrower Loans and Borrower Payment Dependent Notes

As of July 13, 2009, the Company implemented its new operating structure and began issuing Notes and purchasing loans from WebBank, and holding the loans until maturity.  Prosper’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper.   As a result of these changes, borrower loans and the Notes are carried on our consolidated balance sheet as assets and liabilities, respectively.  In conjunction with our new operating structure, we adopted the provisions of ASC Topic 825, Financial Instruments (formerly, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Measurements.  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  The fair value election, with respect to an item, may not be revoked once an election is made.  In applying the provisions of ASC Topic 825, we recorded assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute.  We do not record a specific allowance account related to the borrower loans and Notes in which we have elected the fair value option, but rather estimate the fair value of the borrower loans and Notes using discounted cash flow methodologies adjusted for Prosper’s historical loss and recovery rates.  We have reported the aggregate fair value of the borrower loans and Notes as separate line items in the assets and liabilities sections of the consolidated balance sheet using the methods described in ASC Topic 820, Fair Value Measurements and Disclosures (formerly, SFAS No. 157, Fair Value Measurements) – See Fair Value Measurement. We did not apply the provisions of ASC Topic 825 to loans issued prior to July 13, 2009.

Property and Equipment

Property and equipment consists of computer equipment, office furniture and equipment, and software purchased or developed for internal use. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets, which range from three to seven years. Prosper capitalizes expenditures for replacements and betterments and recognizes as expenses amounts for maintenance and repairs as incurred.  Depreciation and amortization commences once the asset is placed in service.

Internal Use Software and Website Development

Prosper accounts for internal use software costs, including website development costs, in accordance with ASC Topic 350-40, Internal Use Software and ASC Topic 350-50, Website Development Costs (formerly, Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force (EITF) No. 00-02, Accounting for Website Development Costs). In accordance with ASC Topic 350-40 and 350-50, the costs to develop software for Prosper’s website and other internal uses are capitalized when management has authorized and committed project funding, preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Capitalized software development costs primarily include software licenses acquired, fees paid to outside consultants, and salaries and payroll related costs for employees directly involved in the development efforts.

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

During the first quarter of 2009, management made the decision to discontinue the development of one of its planned software development projects. The software asset previously capitalized in 2008 was deemed to be impaired in accordance with ASC Topic 360. An impairment charge of $40,515, encompassing the amount capitalized in 2008, is included as a component of other income (loss) in our consolidated statement of operations for the year ended December 31, 2009.

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

Revenue Recognition

Prosper recognizes revenue in accordance with ASC Topic 605, Revenue Recognition (formerly, Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements).  Under ASC Topic 605, Prosper recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the price of the services is fixed and determinable and collectability is reasonably assured.

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

Interest income (expense) on Borrower Loans receivable and Borrower Payment Dependent Notes

We recognize interest income on our borrower loans using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Note based on the contractual interest rate. Gross interest income earned and gross interest expense incurred were $248,296 and $235,273, respectively for the year ended December 31, 2009.

Advertising and Promotional Expenses

Under the provisions of ASC Topic 720, Other Expenses (formerly, SOP 93-7, Reporting on Advertising Costs) the costs of advertising are expensed as incurred.

Stock-Based Compensation

The Company accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Compensation-Stock Compensation (formerly, SFAS No. 123R, Share-Based Payment.  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to awards that are expected to vest is amortized using the straight line method over the vesting term of the stock-based award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. The Company estimated its annual forfeiture rate to be 23.4% and 22.9% for the years ended December 31, 2009 and 2008, respectively.

Prosper has granted options to purchase shares of common stock to nonemployees in exchange for services performed. Prosper accounts for stock options and restricted stock issued to nonemployees in accordance with the provisions of ASC Topic 505-50, Equity-Based Payments to Non-Employees (formerly, EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods, or Services), which requires that equity awards be recorded at their fair value.  Under ASC Topic 718 and 505-50, Prosper uses the Black-Scholes model to estimate the value of options granted to nonemployees at each vesting date to determine the appropriate charge to stock-based compensation. The volatility of our common stock was based on comparative company volatility.

The fair value of stock option awards for the years 2009 and 2008 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Years Ended December 31,
	2009	2008
Volatility of common stock	63.8%	62.0%
Risk-free interest rate	2.6%	2.5%
Expected life*	5.1 years	5.8 years
Dividend yield	0%	0%
Weighted-average fair value of grants	$0.82	$2.07
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

Total stock-based compensation expense for employee and non-employee stock-based awards reflected in the consolidated statements of operations for the years ended December 31, 2009 and 2008 is approximately $362,000 and $436,000 (including $7,500 related to a stock repurchase), respectively. As of December 31, 2009, the unamortized stock-based compensation expense related to unvested stock-based awards was approximately $210,000, which will be recognized over the remaining weighted average vesting period of approximately 2.1 years.

Net Loss Per Share

Prosper computes net loss per share in accordance with ASC Topic 260 Earnings Per Share (formerly, SFAS No. 128, Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common shareholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At December 31, 2009, there were outstanding convertible preferred stock, warrants and options convertible into 9,397,939, 164,178 and 1,897,126 common shares, respectively, which may dilute future earnings per share. As the Company’s reporting a net loss for the years ended December 31, 2009 and 2008, potentially dilutive securities are excluded from the computation of net loss per share, as their effect would be antidilutive.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008:

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing Rights			$24,319	$24,319
Borrower Loans	—	—	$7,020,363	$7,020,363

Liabilities
Borrower Payment Dependent Notes			$6,903,173	$6,903,173

December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing Rights			$67,685	$67,685

As observable market prices are not available for the borrower loans and borrower payment dependent notes we hold, or for similar assets and liabilities, we believe the borrower loans and notes should be considered Level 3 financial instruments under ASC Topic 820.  In a hypothetical transaction as of the measurement date, the Company believes that differences in the principal marketplace in which the loans are originated and the principal marketplace in which the Company might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date.  For borrower loans, the fair value is estimated using discounted cash flow methodologies based upon valuation assumptions including prepayment speeds, roll rates, recovery rates and discount rates based on the perceived credit risk within each credit grade.

Our obligation to pay principal and interest on any borrower payment dependent Note is equal to the loan payments, if any, we receive on the corresponding borrower loan, net of our 1.0% servicing fee.  As such, the fair value of the Note is approximately equal to the fair value of the borrower loans, adjusted for the 1.0% servicing fee.  Any unrealized gains or losses on the borrower loans and borrower payment dependent notes for which the fair value option has been elected is recorded as a separate line item in the consolidated statement of operations.  The effective interest rate associated with the Notes will be less than the interest rate earned on the borrower loans due to the 1.0% servicing fee.  See Note 7 for a rollforward and further discussion of the significant assumptions used to value borrower loans and borrower payment dependent notes.

Servicing rights related to loans originated prior to October 16, 2008 do not trade in an active open market with readily observable prices. Although sales of servicing assets do occur, the nature and character of the assets underlying those transactions are not similar to those held by the Company and, therefore, the precise terms and conditions typically seen in the marketplace would likely not be available to the Company. Accordingly, management determines the fair value of its servicing rights using a discounted cash flow model to project future expected cash flows based upon a set of valuation assumptions Prosper believes market participants would use for similar rights. The primary assumptions Prosper uses for valuing its servicing asset include prepayment speeds, default rates, cost to service, profit margin, and discount rate. Prosper reviews these assumptions to ensure that they remain consistent with market conditions. Inaccurate assumptions in valuing the servicing rights could affect Prosper’s results of operations. Due to the nature of the valuation inputs, servicing assets are classified as Level 3. The change in the fair-value of servicing rights is included in cost of services in the consolidated statement of operations.  See Note 6 for a rollforward and further discussion of the significant assumptions used to value servicing rights.

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Servicing Rights	Borrower Loans	Borrower Payment Dependent Notes	Total
Balance at January 1, 2008	$(14,086)	$-	$-	$(14,086)
Change in fair value of servicing rights	81,771			81,771
Balance at December 31, 2008	67,685	-	-	67,685
Originations		8,886,296	(8,886,296)	-
Principal Repayments		(617,951)	529,553	(88,398)
Change in fair value of on borrower loans and Payment Dependent Notes		(1,247,982)	1,453,570	205,588
Change in fair value of servicing rights	(43,366)			(43,366)
Balance at December 31, 2009	$24,319	$7,020,363	$(6,903,173)	$141,509

No assets or other liabilities were carried at fair value as of December 31, 2009 and 2008.

New Accounting Pronouncements

In June 2009, the FASB issued ASC 102, Generally Accepted Accounting Principals (formerly, SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 (“FASB Accounting Standards Codification”), which established the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. The ASC explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The ASC is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The Company has adopted the ASC and, as a result, has replaced references to standards that were issued prior to the Codification with new ASC references.  Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

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

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (formerly, SFAS 165, Subsequent Events),  which established general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC Topic 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009 and became effective for the Company in the second quarter of 2009. The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance.

 In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” which updates FASB ASC 820-10. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

•	A valuation technique that uses a) the quoted price of an identical liability when traded as an asset, or b) quoted prices for similar liabilities or similar liabilities when traded as assets.
•
Another valuation technique that is consistent with the principles of FASB ASC 820, examples include an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

This standard is effective for financial statements issued for interim and annual periods beginning after August 2009 and became effective for the Company in the third quarter of 2009. The adoption did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in fiscal years beginning after December 15, 2009. The Company is currently evaluating the impact of adopting this standard on its financial position and results of operations.

3. Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2009	2008
Cash and cash equivalents:
Cash	$339,179	$356,557
Money market mutual funds	276,910	9,483,201
Total cash and cash equivalents	$616,089	$9,839,758

4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2008
Property and equipment:
Computer equipment	$1,044,820	$1,057,107
Purchased software	155,222	183,039
Office equipment and furniture	45,436	45,436
Leasehold improvements	29,230	29,230
Internal-use software	1,196,697	981,126
Assets not yet placed in service	305,750	134,013
	2,777,155	2,429,951
Less accumulated depreciation and amortization	(1,915,232)	(1,570,848)
Total property and equipment, net	$861,923	$859,103

Depreciation expense for 2009 and 2008 was $461,778 and $685,183, respectively. Prosper capitalized internal-use software costs in the amount of $323,918 and $166,576 for the years ended December 31, 2009 and 2008, respectively.

5. Intangible Assets

	December 31,
	2009	2008
Intangible asset:
Domain name	$603,659	$603,659
Less accumulated amortization	(432,621)	(311,890)
Intangible asset, net	$171,038	$291,769

Amortization expense related to the intangible asset was approximately $121,000 for the years ended December 31, 2009 and 2008, respectively. Amortization expense related to this intangible asset is expected to be approximately $121,000 in fiscal 2010 and in fiscal 2011, amortization expense related to this intangible asset is expected to be approximately $50,000.

6. Servicing Rights

At December 31, 2009 and 2008, key assumptions used in the valuation of servicing rights are as follows:

	December 31,
	2009	2008
Unpaid principal loan balance under service	$29,000,000	$83,700,000
Servicing fees	0.0% - 1.0%	0.0% - 1.0%
Projected prepayment speed	1% – 1.20%	1.20%
Discount rate	25%	25%

A rollforward of the servicing asset (liability) is summarized below:

	Years Ended December 31,
	2009	2008
Beginning of year balance:	$67,685	$(14,086)
Change in fair value of servicing rights	(43,366)	81,771
End of year balance:	$24,319	$67,685

No servicing rights were purchased or sold during the years ended December 31, 2009 and 2008.

7. Borrower Loans and Borrower Payment Dependent Notes Held at Fair Value

Prosper estimates the fair value of the Notes and borrower loans using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions Prosper used to value the borrower loans and Notes include prepayment rates derived from historical prepayment rates for each credit score, default rates derived from historical performance, recovery rates and discount rates applied to each credit tranche based on the perceived credit risk of each credit grade. Our obligation to pay principal and interest on any Note is equal to the loan payments, if any, we receive on the corresponding borrower loan, net of our 1.0% servicing fee.  As such, the fair value of the Note is approximately equal to the fair value of the borrower loans, adjusted for the 1.0% servicing fee.  The effective interest rate associated with the Notes will be less than the interest rate earned on the borrower loans due to the 1.0% servicing fee.

For borrower loans originated and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of December 31, 2009:

Monthly prepayment rate speed	1.43%
Recovery rate	4.86%
Discount rate *	26.83%
Weighted Average Default Rate	8.21%
* This is the average discount rate among all of Prosper’s credit grades

The following table presents additional information about borrower loans and Notes measured at fair value on a recurring basis for the year ended December 31, 2009:

	Borrower Loans	Notes
Fair value at December 31, 2008	$—	$—
Originations	8,886,296	8,886,296
Principal repayments	(617,951)	(529,553)
Outstanding principal	8,268,345	8,356,743
Unrealized gains (losses) included in earnings	(1,247,982)	(1,453,570)

Fair value at December 31, 2009	$7,020,363	$6,903,173

Due to the recent origination of the borrower loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  The Company had no originations of borrower loans or issuances of Notes prior to July 13, 2009.  Of the borrower loans originated from July 13, 2009 to December 31, 2009, there were no loans that had entered default status.

Our obligation to pay principal and interest on any Note is equal to the loan payments, if any, we receive on the corresponding borrower loan, net of our 1.0% servicing fee.  As such, the fair value of the Note is approximately equal to the fair value of the borrower loans, adjusted for the 1.0% servicing fee.

8. Long-Term Debt

As of December 31, 2009 and 2008, long-term debt consists of the following:

	December 31,
	2009	2008
Non-interest bearing promissory note	$320,000	$340,000
Unamortized discount on the note	(33,463)	(55,368)
Convertible promissory note	1,021,370	—
Unamortized discount on convertible promissory note	(34,595)	—
Total promissory notes payable	$1,273,312	$284,632

Non-interest bearing promissory note

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. The note was discounted by $109,583 for a net payable of $270,417. The promissory note includes both principal and interest and is payable in annual installments of $20,000 due on the first, second, third, and fourth anniversary of the note and $300,000 due on the fifth anniversary of the note. Interest on the note was imputed at an 8% annual rate and is amortized to interest expense over the five year life of the loan. The fair value is calculated based on discounted cash flows and is estimated to be $258,453 and $330,586 for years ended December 31, 2009 and 2008, respectively.  Amortized interest expense of $21,905 and $21,764 was recorded for the years ended 2009 and 2008, respectively.

Convertible promissory note

On November 10, 2009, Prosper Marketplace, Inc. and QED Fund I, L.P., a Delaware limited partnership (“QED”), entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”), pursuant to which, Prosper issued to QED a convertible promissory note dated as of November 10, 2009.  The note has a principal amount of $1,000,000.  Interest on the note accrues at a per annum rate of 15.0%.  All principal and accrued interest under the note are due on November 10, 2011 (the “Maturity Date”).  On the Maturity Date and for 90 days after, QED may elect to convert all principal and accrued interest under the note into Prosper’s preferred stock. Prosper’s obligations under the Note are unsecured. The estimated fair value of the convertible promissory note is $1,298,754 for the year ended December 31, 2009. The note is valued based on discounted cash flows and on the Company’s current incremental borrowing rate.

In connection with the transaction, Prosper also issued to QED a fully vested warrant to purchase 164,178 shares of Prosper’s Common Stock at an exercise price of $0.56 per share. The warrants are exercisable any time from the date of issuance and will expire on November 10, 2014. The Company allocated the Note proceeds to the convertible note and warrants based on their relative fair values. The relative fair value attributable to the warrant is $37,740, which was recorded as a discount to the Note and a corresponding credit to additional paid-in capital.  The debt discount will be amortized to interest expense over the life of the convertible note. At December 31, 2009, the unamortized balance was $34,595.

9. Accrued Liabilities

As of December 31, 2009 and 2008, accrued liabilities consist of the following:

	December 31,
	2009	2008
Legal accruals and fees	$381,057	$594,070
Audit, tax and accounting	406,000	342,000
Payroll and benefits	125,384	108,094
Loan servicing costs	36,479	54,704
Deferred building lease incentive	38,175	51,155
Other	84,664	36,961
	$1,071,759	$1,186,984

10. Repurchase Obligation

Changes in the loan repurchase obligation are summarized below:

	Years Ended December 31,
	2009	2008
Beginning of year balance:	$80,000	$100,151
Provision for repurchases	4,381	15,360
Loans and Notes repurchased and immediately charged off (net of recoveries)	(44,380)	(35,511)
End of year balance:	$40,001	$80,000

11. Net Loss Per Share

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

Basic and diluted loss per share was calculated as follows:

	Years Ended December 31,
	2009	2008
Numerator:
Net loss	$(10,407,315)	$(10,839,243)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	4,453,255	4,086,469

Basic and diluted net loss per share	$(2.34)	$(2.65)

Due to losses attributable to common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	Years Ended December 31,
	2009	2008
Weighted-average convertible preferred stock issued and outstanding	9,397,939	9,397,939
Weighted-average stock options issued and outstanding	1,897,126	1,197,916
Weighted-average warrants issued and outstanding	164,178	-
Total weighted average common stock equivalents excluded from diluted net loss per common share computation	11,459,243	10,595,855

12. Stockholders’ Equity

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

Dividends

The holders of the Series A, Series B and Series C preferred stock are entitled to receive dividends at an annual rate of 8% per share for the preferred stock. Such dividends shall be payable only when, as, and if declared by the Board of Directors. To date, no dividends have been declared, and there are no dividends in arrears at December 31, 2009. No dividends will be paid on any common stock of Prosper until dividends on the Series A, Series B and Series C have been paid or declared and set apart during that fiscal year.

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

Common Stock

Prosper is authorized to issue up to 17,000,000 shares of common stock, $0.001 par value, of which 4,460,667 shares and 4,346,118 shares were issued and outstanding as of December 31, 2009 and 2008, respectively.

Common Stock Issued for Services

Employees

In March 2005, Prosper issued 4 million shares of common stock valued at $0.10 per share or $400,000 to the founders of the Company, of which 1 million shares were immediately vested and the remaining 3 million were to vest over 3.5 years for services rendered. The unvested shares are subject to a repurchase agreement if the founders leave the Company, whereby Prosper can choose to repurchase any unvested shares at the lesser price of $0.10 per share or the fair market value at the date service ceases.  A total of 0 and 600,000 shares vested during the years ended December 31, 2009 and 2008, respectively. Total compensation expense of $0 and $60,000, respectively was recognized during the years ended 2009 and 2008. In August 2008, the Company exercised its option to repurchase 75,000 shares from a founder who left the Company’s service in July 2008 at $.10 per share, or $7,500. As a result, as of December 31, 2008, all founder shares of stock have been fully vested or repurchased and retired.

During the years ended December 31, 2009 and 2008, the Company granted 0 and 4,000 fully vested common shares, respectively, to employees for services. All shares in 2008 were granted at $2.17 per share. Expense of approximately $0 and $8,700 was recognized in 2009 and 2008, respectively.

Nonemployees

The Company granted 6,500 and 1,500 immediately vested common shares to nonemployees for services during the years ended December 31, 2009 and 2008. Of the shares issued in 2009, 4,500 were issued at $1.94 per share and 2,000 at $0.56 per share. All shares in 2008 were issued at $2.17 per share. Expense of $9,851 and $3,255 was recognized in 2009 and 2008, respectively.

Common Stock Issued upon Exercise of Stock Options

For the years ended December 31, 2009 and 2008, the Company issued 108,049 and 78,142 shares of common stock, respectively, upon the exercise of options for cash proceeds of $59,696 and $25,761, respectively.

13. Stock Option Plan and Other Stock Compensation

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

Incentive stock options are granted to employees at an exercise price not less than 100% of the fair value of Prosper’s common stock on the date of grant. Nonstatutory stock options are granted to consultants and directors at an exercise price not less than 85% of the fair value of Prosper’s common stock on the date of grant. If options are granted to stockholders who hold 10% or more of Prosper’s common stock on the option grant date, then the exercise price shall not be less than 110% of the fair value of Prosper’s common stock on the date of grant. The fair value is based on a good faith estimate by the Board of Directors at the time of each grant. As there is no active trading market for these options, such estimate may ultimately differ from valuations completed by an independent party. The options generally vest over four years, which is the same as the performance period. In no event are options exercisable more than ten years after the date of grant.

In December 2008, the Company received Board approval to extend an offer to exchange a total of 397,500 options held by certain employees with an exercise price of $1.38 per share, which was below the then current fair market value of the Company’s common stock, for 454,405 new options with an exercise price of $1.94 per share.  With the exception of the exercise price, the new options have the same terms and conditions of the original grants.  This transaction resulted in no incremental stock compensation expense as the fair value of the replacement awards was equal to the fair value of the cancelled awards at the cancellation date.

Option activity under the Option Plan is summarized as follows for the years below:

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance as of January 1, 2008	1,608,025	$0.72
Options granted (weighted average fair value of $2.07 )	869,405	$2.05
Options exercised	(78,142)	$0.33
Options canceled	(664,641)	$1.43
Balance as of December 31, 2008	1,734,647	$1.14
Options granted (weighted average fair value of $0.82 )	696,000	$0.82
Options exercised	(108,049)	$0.55
Options canceled	(425,472)	$1.57
Balance as of December 31, 2009	1,897,126	$0.96

Options outstanding and exercisable at December 31, 2009	1,010,797	$0.94

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of December 31, 2009 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.50 - $0.50	493,283	6.91	$0.50	$29,597	393,272	$0.50	$23,596
$0.56 - $0.56	527,500	9.55	$0.56	$–	–	$0.56	$–
$0.25 - $0.25	274,158	5.58	$0.25	$84,989	273,637	$0.25	$84,827
$1.94 - $1.94	440,832	9.01	$1.94	$–	245,662	$1.94	$–
$2.17 - $2.17	161,353	8.27	$2.17	$–	98,226	$2.17	$–
	1,897,126	8.05	$0.96	$114,586	1,010,797	$0.94	$108,423

The intrinsic value is calculated as the difference between the value of Prosper's common stock at December 31, 2009, which was $0.56 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the years ended December 31, 2009 and 2008 reflect the expenses that Prosper expects to recognize after the consideration of estimated forfeitures.

14. Income Taxes

The Company did not have any current or deferred federal or state income tax expense for the years ended December 31, 2009 and 2008.  The income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

	Years Ended December 31,
	2009		2008
Federal tax at statutory rate	$(3,541,000)	34.0%	$(3,685,000)	34.0%
State tax at statutory rate (net of federal benefit)	(592,000)	5.7%	(680,000)	6.3%
Change in valuation allowance	3,969,000	(38.1)%	4,303,000	(39.7)%
Other	164,000	(1.6)%	62,000	(0.6)%
	$–		$–

Temporary items that give rise to significant portions of deferred tax assets and liabilities (tax- effected) at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$14,947,000	$11,057,000
Research and development tax credits	519,000	495,000
Fixed assets	43,000
Accrued liabilities and other	613,000	653,000
	16,122,000	12,205,000

Deferred tax liabilities:
Other		(52,000)
	$16,122,000	$12,153,000
Valuation allowance	(16,122,000)	(12,153,000)
Net deferred tax asset	$-	$-

The net deferred tax asset of $16,122,000 at December 31, 2009 consists of a net current deferred tax asset of $218,000 and a net noncurrent deferred tax asset of $15,904,000. The net deferred tax asset of $12,153,000 at December 31, 2008 consists of a net current deferred tax asset of $562,000 and a net noncurrent deferred tax asset of $11,591,000. Under ASC 740, Accounting for Income Taxes, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance would be based upon management’s best estimate of Prosper’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reversed when management believes that the assets are realizable on a more-likely-than-not basis.

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in ASC 740 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset. Realization of the deferred tax assets is dependent upon future earnings, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of $16,122,000 and $12,153,000 for the years ended December 31, 2009 and 2008, respectively.

The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize net operating losses and credit carryforwards may be limited in the future as the result of such an “ownership change.”

We file income tax returns in the United States and California. Prosper has net operating loss carryforwards for both federal and California income tax purposes of approximately $38 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will begin to expire in 2025. The California net operating loss carryforwards will begin to expire in 2015. Prosper also has federal and California research and development tax credits of about $292,000 and $308,000. The federal research credits will begin to expire in the year 2025, and the California research credits have no expiration date. The Company has capital loss carryforwards of $674,000 for both federal and California which will expire in 2012.

The Company’s federal and California state income tax returns for tax years 2006 and beyond remain subject to examination by the Internal Revenue Service and Franchise Tax Board, respectively.  In addition, all of the net operating losses that may be used in future years are still subject to adjustment.

The Company did not have unrecognized tax benefits as of December 31, 2009 and we do not expect this to change significantly over the next twelve months.  The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of December 31, 2009, the Company has not accrued interest or penalties.

15. Commitments and Contingencies

Future minimum lease payments

Prosper leases its corporate office and co-location facility under noncancelable operating leases that expire in July 2011 and August 2011, respectively. Prosper’s corporate office lease has the option to renew for an additional three years. Future minimum rental payments under these leases as of December 31, 2009 are as follows:

Year ending December 31:
2010	$ 431,864
2011 2011	265,513
Total future operating lease obligations	$697,377

Rental expense under premises-operating lease arrangements was approximately $410,000 and $373,000 for the years ended December 31, 2009 and 2008, respectively.

On April 14, 2008, the Company entered into an agreement with a Utah-chartered industrial bank whereby all loans originated through the Prosper marketplace resulting from listings posted on or after April 15, 2008 are made by WebBank under its bank charter. The arrangement allows for loans to be offered to borrowers at uniform nationwide terms. The Company is required to pay the greater of a monthly minimum fee or a fee calculated based on a certain percentage of monthly loan origination volume.

On March 3, 2009, the Company entered into an agreement with a third party broker-dealer in which the third party agreed to operate and maintain the Note Trader Platform for the purchase and sale of Borrower Payment Dependent Notes resulting from the sale of such Notes after the company’s effective date.  The Company is required to pay the third party broker-dealer an agreed upon monthly fee which equals the difference between the minimum monthly fee and the transaction fees collected by the third party provider during that month.

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

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $70.5 million which represents the remaining outstanding principal amount of $28.9 million and loans charged off of $41.6 million as of December 31, 2009.

On November 25, 2008, the Company signed a settlement agreement with the North American Securities Administrators Association (“NASAA”) to pay penalties not to exceed $1.0 million to the States in order to resolve matters relating to Prosper’s alleged unregistered offer and sale of securities. The $1.0 million penalty would be allocated among the states where Prosper conducts business, based on the loan sale transaction volume in each state. However, Prosper will not be required to pay any portion of the fine to those states which elect not to participate in the settlement. For the years ended December 31, 2009 and, 2008, the Company had accrued approximately $356,000 and $417,000, respectively, in connection with this contingent liability in accordance with ASC Topic 450, Contingencies (formerly, SFAS No. 5, Accounting for Contingencies). The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state using the Company’s originations since inception. A weighting was then applied by state to assign a likelihood that the penalty will be claimed. In estimating the probability of a claim being made, we considered factors such as the nature of the settlement agreement, whether the states had given any indication of their concern regarding the sale of the promissory notes, and the probability of states opting out of the settlement to pursue their own litigation against the Company, whether penalty is sufficient to compensate these states for the cost of processing the settlement and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known. Penalties will be paid promptly after a state reviews and agrees to the language of the consent order. There is no deadline for the states to decide whether to enforce the consent order. On April 21, 2009, the Company and NASAA finalized a template consent order, which NASAA is recommending that the states adopt in settling any state initiated matters with the Company. As of December 31, 2009, the Company has entered into 27 consent order agreements and has paid an aggregate of $356,555 in penalties.

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

As of December 31, 2009, the lawsuits are in their preliminary stages and their probable outcomes cannot presently be determined, nor can the amount of damages or other costs that might be borne by Prosper be estimated.

16. Related Parties

Prosper’s executive officers, directors and certain affiliates participate on the Company’s lending platform by placing bids and purchasing loans originated from Prosper.  The aggregate amount of the loans purchased and the income earned by these related parties as of December 31, 2009 and 2008 are summarized below:

Related Party	Aggregate Amount of Loans Purchased		Income Earned on Loans
	2009	2008	2009	2008
Executive officers & management	$490,973	$441,554	$7,495	$16,258
Directors	526,216	412,076	17,344	24,658
Affiliate	167,259	167,259	2,093	7,421
	$1,184,448	$1,020,889	$26,932	$48,337

The loans were obtained on terms and conditions that were not more favorable than those obtained by other lenders. Of the total aggregate amount of loans purchased since inception approximately $151,000 or 13% and $83,000 or 8% of principal has been charged off through December 31, 2009 and 2008, respectively. Prosper has earned approximately $1,620 and $5,600 in servicing fee revenue related to these loans for the years ended 2009 and 2008, respectively.

17. Postretirement Benefit Plans

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

18. Subsequent Events

On February 1, 2010, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain of its existing investors, pursuant to which, the Company issued and sold to such investors a series of Convertible Promissory Notes in the aggregate principal amount of $2,000,000.   All principal and accrued interest under the Notes are due in a single payment on April 1, 2010.

In connection with the Purchase Agreement, the Company issued to the Note Purchasers fully vested warrants to purchase an aggregate of 328,356 shares of its Common Stock at an exercise price of $0.56 per share.

On March 15, 2010, the Company entered into a Note Option Agreement with Christian A. Larsen, its Chairman and Chief Executive Officer, pursuant to which, Mr. Larsen granted Prosper an option to sell him an aggregate principal amount of up to $300,000 of Convertible Promissory Notes in $100,000 increments.  The Company may exercise the Option, in whole or in part, in a single or multiple closings, at any time on or before March 31, 2010.  Interest on the notes accrues at a per annum rate of 15.0%.  All principal and accrued interest under the Notes are due in a single payment on April 30, 2010.

On March 30, 2010, the Company entered into a Letter of Intent for the private placement of shares of the Company’s Series D Preferred Stock for an aggregate purchase price between $13.3 million and $15.8 million, including approximately $3.3 million from conversions of outstanding principal and interest on promissory notes due to existing investors, a minimum of $3.0 million from outside investors and a minimum of $7.0 million in additional investments from existing investors. The terms of this agreement are still subject to closing, which the Company expects to happen no later than April 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2010.
PROSPER MARKETPLACE, INC.

By:	/s/ Christian A. Larsen
Christian A. Larsen
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christian A. Larsen and Kirk T. Inglis, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christian A. Larsen		March 31, 2010
Christian A. Larsen	Chief Executive Officer (principal executive officer); Director

/s/ Kirk T. Inglis		March 31, 2010
Kirk T. Inglis	Chief Financial Officer (principal financial and accounting officer); Chief Operating Officer

/s/ James W. Breyer		March 31, 2010
James W. Breyer	Director

/s/ Lawrence W. Cheng		March 31, 2010
Lawrence W. Cheng	Director

/s/ Rajeev V. Date		March 31, 2010
Rajeev V. Date	Director

/s/ Nigel W. Morris		March 31, 2010
Nigel W. Morris	Director

/s/ Robert C. Kagle		March 31, 2010
Robert C. Kagle	Director

S-1

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant

3.2	Bylaws of the Registrant, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of the Company’s Form S-1, filed October 30, 2007)

4.1	Form of Prosper Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.2)

4.2	Indenture, dated June 15, 2009, between Prosper Marketplace, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of the Company’s Form S-1/A, filed June 26, 2009)

10.1	Form of Borrower Registration Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form S-1/A, filed June 26, 2009)

10.2	Form of Lender Registration Agreement (Note Commitment, Purchase and Sale Agreement) (incorporated by reference to Exhibit 10.2 of the Company’s Form S-1/A, filed June 26, 2009)

10.3	Loan Account Program Agreement, dated April 14, 2008, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Form S-1/A, filed June 1, 2009) (1)

10.4	Loan Sale Agreement, dated April 14, 2008, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Form S-1/A, filed June 1, 2009) (1)

10.5
Hosting Services Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1/A, filed April 14, 2009)

10.6
Prosper-Folio Services Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1/A, filed April 14, 2009)

10.7
Prosper-Folio Software License Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1/A, filed April 14, 2009)

24.1	Power of Attorney (see page S-1 of this report)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act.