Form 10-Q
period 2010-03-31
PROSPER MARKETPLACE INC
filed 2010-05-17
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

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

As of May 10, 2010, there were 4,460,667 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions.   In particular, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements.

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2009, particularly under the caption “Risk Factors.”

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2009, particularly under the caption “Risk Factors.” We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports and other information with the SEC. You can inspect, read and copy these reports and other information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically.

i

PART I. Financial Information
Item 1. Interim Consolidated Financial Statements and Notes

Prosper Marketplace, Inc.
Consolidated Balance Sheets
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$749,460	$616,089
Restricted cash	2,020,655	2,135,330
Servicing rights	17,205	24,319
Receivables	8,427	14,373
Borrower Loans receivable at fair value	10,981,683	7,020,363
Property and equipment, net	906,536	861,923
Prepaid and other assets	147,844	190,174
Intangible assets, net	140,855	171,038

Total assets	$14,972,665	$11,033,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,023,409	$950,308
Accrued liabilities	1,153,132	1,071,759
Borrower Payment Dependent Notes at fair value	10,799,892	6,903,173
Repurchase obligation	50,001	40,001
Notes Payable	3,638,048	1,273,312
Total liabilities	16,664,482	10,238,553

Commitments and contingencies (see Note 12)

Stockholders' (Deficit) Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding as of March 31, 2010 and December 31, 2009)	4,024	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding as of March 31, 2010 and December 31, 2009)	3,310	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized; issued and outstanding as of March 31, 2010 and December 31, 2009)	2,064	2,064
Common stock ($0.001 par value; 17,000,000 shares authorized; 4,460,667 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively)	4,462	4,462
Additional paid-in capital	41,562,304	41,406,457
Accumulated deficit	(43,267,981)	(40,625,261)
Total stockholders' (defecit) equity	(1,691,817)	795,056

Total liabilities and stockholders' equity	$14,972,665	$11,033,609

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended March 31,
	2010	2009
Revenues
Agency fees	$148,605	$-
Loan servicing fees	65,085	180,942
Interest income on Borrower Loans and Payment Dependent Notes, net	25,874	-
Rebates and promotions	(1,668)
	237,896	180,942
Cost of revenues
Cost of services	(182,391)	(120,610)
Provision for loan and Note repurchases	(8,033)	(231)
Total revenues, net	47,472	60,101

Operating expenses
Compensation and benefits	1,174,825	1,429,630
Marketing and advertising	287,048	31,326
Depreciation and amortization	129,731	155,837
General and administrative
Professional services	724,209	917,083
Facilities and maintenance	163,856	173,176
Other	315,327	266,291
Total expenses	2,794,996	2,973,343
Loss before other income (expense)	(2,747,524)	(2,913,242)

Other income (expense)
Interest income	469	25,372
Change in fair value on Borrower Loans and Payment Dependent Notes, net	90,709	-
Loss on impairment of fixed assets	-	(40,515)
Other income	13,626	37,383
Total other income, net	104,804	22,240

Loss before income taxes	(2,642,720)	(2,891,002)
Income taxes	-	-
Net loss	$(2,642,720)	$(2,891,002)

Net loss per share – basic and diluted	$(0.59)	$(0.66)
Weighted average shares - basic and diluted net loss per share	4,460,667	4,390,340

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2009 (Audited)	9,397,939	$9,398	4,346,118	$4,347	$40,946,853	$(30,217,946)	$10,742,652

Issuance of common stock			4,500	4	8,725		8,729
							-
Exercise of stock options			44,666	44	11,773		11,817
							-
Compensation expense					110,778		110,778
							-
Net loss						(2,891,002)	(2,891,002)

Balance as of March 31, 2009 (Unaudited)	9,397,939	$9,398	4,395,284	$4,395	$41,078,129	$(33,108,948)	$7,982,974

Balance as of January 1, 2010 (Audited)	9,397,939	$9,398	4,460,667	$4,462	$41,406,457	$(40,625,261)	$795,056

Issuance of common stock warrants					96,625		96,625

Compensation expense					59,222		59,222

Net loss						(2,642,720)	(2,642,720)

Balance as of March 31, 2010 (Unaudited)	9,397,939	$9,398	4,460,667	$4,462	$41,562,304	$(43,267,981)	$(1,691,817)

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,642,720)	$(2,891,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129,731	155,836
Loss on impairment of fixed assets	–	40,516
Change in fair value of Borrower Loans	634,691	–
Change in fair value of Borrower Payment Dependent Notes	(725,400)	–
Stock-based compensation expense	59,222	119,507
Provision for loan and Note repurchases	8,033	231
Change in fair value of servicing rights	7,114	11,838
Amortization of discount on long-term debt	74,649	5,476
Changes in operating assets and liabilities:
Restricted cash	114,675	–
Receivables	5,946	–
Prepaid and other assets	42,330	44,880
Accounts payable and accrued liabilities	241,187	119,284
Loan and Note repurchases	1,967	(10,231)
Net cash used in operating activities	(2,048,575)	(2,403,665)

Cash flows from investing activities:
Origination of Borrower Loans held at fair value	(5,933,690)	–
Repayment of Borrower Loans held at fair value	1,337,679	–
Purchases of property and equipment	(144,162)	(97,070)
Net cash used in investing activities	(4,740,173)	(97,070)

Cash flows from financing activities:
Proceeds from issuance of Notes held at fair value	5,933,690	–
Payment of Notes held at fair value	(1,311,571)	–
Proceeds from the issuance of notes payable	2,300,000
Proceeds from issuance of common stock	–	11,817
Net cash provided by financing activities	6,922,119	11,817

Net increase (decrease) in cash and cash equivalents	133,371	(2,488,918)
Cash and cash equivalents at beginning of the year	616,089	9,839,758
Cash and cash equivalents at end of the period	$749,460	$7,350,840

The accompanying notes are an integral part of these consolidated financial statements.

PROSPER MARKETPLACE, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1. Operations and Business

Prosper Marketplace, Inc. (“Prosper”, the “Company”, “we”, “us”, “our”) was incorporated in the state of Delaware on March 22, 2005. Prosper is an online marketplace for peer-to-peer lending. Prosper’s website provides an online marketplace for loans where people list and bid on loans with interest rates of return determined through Prosper’s online auction platform. Prosper’s lender members set the minimum interest rate that they are willing to earn and bid in increments of $25 to $25,000. Borrowers create loan listings from $1,000 up to $25,000 and set the maximum rate they are willing to pay on a loan. Prosper facilitates the lending and borrowing activities and acts as an agent to the lender by maintaining its online auction platform. Prosper also handles all ongoing loan administration tasks, including loan servicing and collections on behalf of the lenders. Prosper generates revenue by collecting one-time fees from borrowers on funded loans and from loan servicing fees paid by lender members.

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term set at three years.  All borrowers are funded by WebBank, an FDIC-insured, Utah-chartered industrial bank.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.

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

As reflected in the accompanying consolidated financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $43.3 million as of March 31, 2010.  For the three months ended March 31, 2010 the Company incurred a net loss of $2.6 million and the Company had negative cash flow from operations of $2.0 million. Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.  Further, there can be no assurances as to the availability or terms upon which the required financing and capital might be available.

As discussed in Note 15, “Subsequent Events”, on April 15, 2010, Prosper entered into a Stock Purchase Agreement with certain new investors and certain of its existing investors pursuant to which, the Company issued and sold to such investors 20,340,705 shares of the Company’s Series D Preferred Stock for an aggregate purchase price of $14.7 million.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Prosper and its wholly-owned subsidiary, Prosper Loans Marketplace, Inc.  Prosper Loans Marketplace, Inc. was incorporated on April 3, 2009 in the state of California but has not had significant operations. All significant intercompany transactions and balances have been eliminated. On February 8, 2010, the Company dissolved Prosper Loans Marketplace, Inc.

The Company’s interim consolidated unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) and disclosure requirements for interim financial information and the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Management believes these unaudited interim consolidated financial statements reflect all adjustments, including those of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Use of Estimates

The preparation of financial statements in conformity US GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of borrower loans receivable and associated member payment dependent notes, valuation of servicing rights, valuation allowance on deferred tax assets, valuation and amortization periods of intangible assets, repurchase obligation, stock-based compensation expense, and contingent liabilities. Prosper bases its estimates on historical experience and on various other assumptions that Prosper believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Prosper is subject to various regulatory requirements. The failure to appropriately identify and address these regulatory requirements could result in certain discretionary actions by regulators that could have a material effect on Prosper’s financial position and results of operations (See Note 12 — Commitments and Contingencies — Securities Law Compliance).

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

Restricted Cash

Restricted cash consists primarily of an irrevocable letter of credit held by a financial institution in connection with the Company’s office lease and cash deposits required to support the Company’s Automated Clearing House activities and secured corporate credit cards.

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

During the first quarter of 2009, management made the decision to discontinue the development of one of its planned software development projects. The software asset previously capitalized in 2008 was deemed to be impaired in accordance with ASC Topic 360. An impairment charge of $40,515, encompassing the amount capitalized in 2008, is included as a component of other income (expense) in our Consolidated Statement of Operations for the three months ended March 31, 2009.  There were no such impairment charges for the three months ended March 31, 2010.

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

Agency fees

Agency fees are a percentage of the amount borrowed varying by Prosper Rating1 and are recognized when the loan is funded to the borrower. Borrowers with a AA Prosper Rating are charged 0.5% with no minimum fee and borrowers with a Prosper Rating of A through HR are charged 3% or $50, whichever is greater. Prior to October 16, 2008, agency fees charged were the greater of 1% to 3% of the loan amount borrowed or $75.

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

1 Please see “Management Discussion And Analysis Of Financial Condition And Results Of Operation” for background regarding Prosper Ratings.

Interest income (expense) on Borrower Loans receivable and Payment Dependent Notes

We recognize interest income on our borrower loan receivable using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Payment Dependent Note based on the contractual interest rate. Gross interest income earned and gross interest expense incurred were $459,491 and $433,617, for the three months ended March 31, 2010, respectively.

Advertising and Promotional Expenses

Under the provisions of ASC Topic 720, Other Expenses (formerly, SOP 93-7, Reporting on Advertising Costs), the costs of advertising are expensed as incurred. Advertising costs were approximately $287,000 and $31,000 for the three months ended March 31, 2010 and 2009, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Compensation-Stock Compensation (formerly, SFAS No. 123R, Share-Based Payment).  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to awards that is expected to vest is amortized using the straight line method over the vesting term of the stock-based award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. The forfeitures were estimated based on historical experience. The Company estimated its annual forfeiture rate to be 23.5% and 22.9% for the three months ended March 31, 2010 and 2009, respectively.

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

The fair value of stock option awards for the three months ended March 31, 2010 and 2009 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended March 31,
	2010	2009
Volatility of common stock	**	64.9%
Risk-free interest rate	**	1.74%
Expected life*	**	5.8 years
Dividend yield	**	0%
Weighted-average fair value of grants	**	1.94%

*For nonemployee stock option awards, the expected life is the contractual term of the award, which is generally ten years.
**No stock option awards were granted during the quarter ended March 31, 2010.

The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because Prosper’s equity awards have characteristics significantly different from those of traded options, the changes in the subjective input assumptions can materially affect the fair value estimate.

Total stock-based compensation expense for employee and non-employee stock-option awards reflected in the Consolidated Statements of Operations was $59,222 and $119,507 for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, the unamortized stock-based compensation expense related to unvested stock-based awards was $195,396, which will be recognized over the remaining vesting period of approximately 2.1 years.

Net Loss Per Share

Prosper computes net loss per share in accordance with ASC Topic 260 Earnings Per Share (formerly, SFAS No. 128, Earnings Per Share). Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common shareholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At March 31, 2010, there were outstanding convertible preferred stock and options convertible into 9,397,939 and 1,757,440 common shares, respectively, which may dilute future earnings per share. Due to the Company reporting a net loss for the three months ended March 31, 2010 and 2009, there is no calculation of fully-diluted earnings per share as all common stock equivalents are anti-dilutive.

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, receivables, borrower loans, servicing rights, accounts payable and accrued liabilities, borrower payment dependent notes and notes payable.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

The following tables present the assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 (unaudited) and December 31, 2009 (audited):

March 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing Rights	—	—	$17,205	$17,205
Borrower Loans Receivable	—	—	$10,981,683	$10,981,683

Liabilities
Notes	—	—	$10,799,892	$10,799,892

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing Rights	—	—	$24,319	$24,319
Borrower Loans	—	—	7,020,363	7,020,363

Liabilities
Notes	—	—	$6,903,173	$6,903,173

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

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Servicing Rights	Borrower Loans	Borrower Payment Dependent Notes	Total
Balance at January 1, 2010	$24,319	$7,020,363	$(6,903,173)	$141,509
Originations		5,933,690	(5,933,690)	—
Principal Repayments		(1,337,679)	1,311,571	(26,108)
Change in fair value on borrower loans and Payment Dependent Notes		(634,691)	725,400	90,709
Change in fair value of servicing rights	(7,114)			(7,114)
Balance at March 31, 2010	$17,205	$10,981,683	$(10,799,892)	$198,996

New Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in fiscal years beginning after December 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

3. Servicing Rights

Prosper calculates the fair value of the servicing asset based on the following assumptions:

	March 31,
	2010	2009
Unpaid principal loan balance under service	$20,100,000	$66,809,000
Servicing fees	0.0% - 1.0%	0.0% - 1.0%
Projected prepayment speed	1.20%	1.20%
Discount rate	25%	25%

A rollforward of the servicing asset is summarized below:

	Three Months Ended March 31,
	2010	2009
Beginning of period balance	$24,319	$67,685
Change in fair value of servicing rights	(7,114)	(11,838)
End of period balance	$17,205	$55,847

No servicing rights were purchased or sold during the three months ended March 31, 2010.

4. Borrower Loans and Notes Held at Fair Value

Prosper estimates the fair value of the borrower loans and Notes using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions Prosper used to value the borrower loans and Notes include prepayment rates derived from historical prepayment rates for each credit score, default rates derived from historical performance, recovery rates and discount rates applied to each credit tranche based on the perceived credit risk of each credit grade. Our obligation to pay principal and interest on any Note is equal to the loan payments, if any, we receive on the corresponding borrower loan, net of our 1.0% servicing fee.  As such, the fair value of the Note is approximately equal to the fair value of the borrower loans, adjusted for the 1.0% servicing fee.  The effective interest rate associated with the Notes will be less than the interest rate earned on the borrower loans due to the 1.0% servicing fee.

For borrower loans originated and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of March 31, 2010:

Monthly prepayment rate speed	1.43%
Recovery rate	4.86%
Discount rate *	26.33%
Weighted Average Default Rate	7.80%

* This is the average discount rate among all of Prosper’s credit grades

The following table presents additional information about borrower loans and Notes measured at fair value on a recurring basis for the three months ended March 31, 2010:

	Borrower Loans	Notes
Fair value at January 1, 2010 (audited)	$7,020,363	$6,903,173
Originations	5,933,690	5,933,690
Principal repayments	(1,337,679)	(1,311,571)
Realized and unrealized losses included in earnings	(634,691)	—
Realized and unrealized gains included in earnings	—	(725,400)
Fair value at March 31, 2010 (unaudited)	$10,981,683	$10,799,892

Due to the recent origination of the borrower loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  The Company had no originations of borrower loans or issuances of Notes prior to July 13, 2009. Of the loans originated from July 13, 2009 to March 31, 2010, the Company had 4 loans in charge off status for an aggregate charge off principal amount of $19,236, as of March 31, 2010.

5. Notes Payable

As of March 31, 2010 and 2009, notes payable consist of the following:

	March 31,
	2010	2009
Non-interest bearing promissory note	$320,000	$340,000
Unamortized discount on the note	(27,949)	(49,892)
Convertible promissory notes	3,408,082	—
Unamortized discount on convertible promissory notes	(62,085)	—
Total promissory notes payable	$3,638,048	$290,108

Non-interest bearing promissory note

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. The note was discounted by $109,583 for a net payable of $270,417. The promissory note includes both principal and interest and is payable in annual installments of $20,000 due on the first, second, third, and fourth anniversary of the note and $300,000 due on the fifth anniversary of the note. Interest on the note was imputed at an 8% annual rate and is amortized to interest expense over the five year life of the loan.  The carrying value at March 31, 2010 and 2009 is $292,051 and $290,108, respectively.  The fair value is calculated based on discounted cash flows and is estimated to be $268,266 and $333,336 for three months ended March 31, 2010 and 2009, respectively.  Amortized interest expense of $5,514 and $5,476 was recorded for the three months ended 2010 and 2009, respectively.

Convertible Promissory Notes

On November 10, 2009, Prosper Marketplace, Inc. and QED Fund I, L.P., a Delaware limited partnership (“QED”), entered into a Note and Warrant Purchase Agreement (the “QED Purchase Agreement”), pursuant to which, Prosper issued to QED a Convertible Promissory Note (the “QED Note”) dated as of November 10, 2009.  The QED Note has a principal amount of $1,000,000.  Interest on the QED Note accrues at a per annum rate of 15.0%.  All principal and accrued interest under the QED Note are due on November 10, 2011 (the “Maturity Date”).  On the Maturity Date and for 90 days after, QED may elect to convert all principal and accrued interest under the QED Note into Prosper’s preferred stock. Prosper’s obligations under the QED Note are unsecured. The carrying value at March 31, 2010 is $1,058,356. The estimated fair value of the QED Note is $1,303,468 for the three months ended March 31, 2010.  The QED Note is valued based on discounted cash flows and on the Company’s current incremental borrowing rate.

In connection with the QED Purchase Agreement, Prosper also issued to QED a fully vested warrant (the “QED Warrant”) to purchase 164,178 shares of Prosper’s common stock at an exercise price of $0.56 per share. The QED Warrant is exercisable any time from the date of issuance and will expire on November 10, 2014. The Company allocated the QED Note proceeds to the QED Note and QED Warrants based on their relative fair values. The relative fair value attributable to the QED Warrant is $37,740, which was recorded as a discount to the QED Note and a corresponding credit to additional paid-in capital.  The debt discount will be amortized to interest expense over the life of the QED Note. At March 31, 2010, the unamortized balance was $29,877.

On February 1, 2010, the Company entered into a Note and Warrant Purchase Agreement (the “February Bridge Purchase Agreement”) with certain of its existing investors, pursuant to which, the Company issued and sold to such investors a series of Convertible Promissory Notes (the “February Bridge Notes”) in the aggregate principal amount of $2,000,000. Interest on the February Bridge Notes accrues at a per annum rate of 15.0%.  All principal and accrued interest under the February Bridge Notes are due in a single payment on April 1, 2010. The estimated fair value approximates its carrying value because of its short term nature.

In connection with the February Bridge Purchase Agreement, the Company issued to the February Bridge Note purchasers fully vested warrants (the “February Bridge Warrants”) to purchase an aggregate of 328,356 shares of its Common Stock at an exercise price of $0.56 per share.  The February Bridge Warrants are exercisable any time from the date of issuance and will expire on February 1, 2015. The Company allocated the February Bridge Note proceeds to the convertible February Bridge Note and February Bridge Warrants based on their relative fair values. The relative fair value attributable to the February Bridge Warrants is $95,532, which was recorded as a discount to the February Bridge Note and a corresponding credit to additional paid-in capital.  The debt discount will be amortized to interest expense over the life of the February Bridge Note. At March 31, 2010, the unamortized balance was $31,844.

On March 15, 2010, we entered into a Note Option Agreement (the “Larsen Option Agreement”) with Christian A. Larsen, our Chairman and Chief Executive Officer as well as one of its principal stockholders, pursuant to which, Mr. Larsen granted the Company an option (the “Option”) to sell him an aggregate principal amount of up to $300,000 of unsecured Convertible Promissory Notes (the “Larsen Bridge Notes”), in $100,000 increments.  On March 22, 2010, the Company exercised the Option in full and sold to Mr. Larsen, Larsen Bridge Notes in the aggregate principal amount of $300,000.  Interest on the Larsen Bridge Notes accrued at a per annum rate of 15.0%.  All principal and accrued interest under the Larsen Bridge Notes are due in a single payment on April 30, 2010.

On April 15, 2010, Prosper entered into a Stock Purchase Agreement with certain new investors and certain of its existing investors pursuant to which, the QED Note and the February Bridge Note were converted to Series D Preferred Stock.  See Note 15 for further discussion.

6. Accrued Liabilities

As of March 31, 2010, and December 31, 2009, accrued liabilities consist of the following:

	March 31,	December 31,
	2010	2009
Professional Fees	$676,257	$787,057
Other	476,875	284,702
	$1,153,132	$1,071,759

7. Repurchase Obligation

Changes in the repurchase obligation are summarized below:

	Three Months Ended March 31,
	2010	2009
Beginning of period balance	$40,001	$80,000
Increase in provision for repurchases	8,033	231
Loans and Notes repurchased and immediately charged off (net of recoveries)	1,967	(10,231)
End of period balance	$50,001	$70,000

8. Net Loss Per Share

As mentioned in Note 2, the Company computes net loss per share in accordance with ASC Topic 260. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

Basic and diluted loss per share was calculated as follows:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss	$(2,642,720)	$(2,891,002)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	4,460,667	4,390,340
Basic and diluted net loss per share	$(0.59)	$(0.66)

Due to losses attributable to common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	Three Months Ended March 31,
	2010	2009
Excluded securities:
Weighted-average convertible preferred stock issued and outstanding	9,397,939	9,397,939
Weighted-average stock options issued and outstanding	1,757,440	1,655,910
Total weighted average common stock equivalents excluded from diluted net loss per common share computation	11,155,379	11,053,849

 9. Stockholders’ Equity

Preferred Stock

Under Prosper’s articles of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.

In April 2005, Prosper issued and sold 4,023,999 shares of Series A convertible preferred stock (Series A) in a private placement for $7,464,450, net of issuance costs of $80,550. In February 2006, Prosper issued and sold 3,310,382 shares of Series B convertible preferred stock (Series B) in a private placement for $12,412,302, net of issuance costs of $87,700. In June 2007, Prosper issued and sold 2,063,558 shares of Series C convertible preferred stock (Series C) in a private placement for $19,919,009, net of issuance costs of $80,996.

Dividends

The holders of the Series A, Series B and Series C preferred stock are entitled to receive dividends at an annual rate of 8% per share for the preferred stock. Such dividends shall be payable only when, as, and if declared by the Board of Directors. To date, no dividends have been declared, and there are no dividends in arrears at March 31, 2010. No dividends will be paid on any common stock of Prosper until dividends on the Series A, Series B and Series C have been paid or declared and set apart during that fiscal year.

Conversion

Each share of Series A, Series B and Series C is automatically convertible into shares of common stock at the Series A, Series B and Series C conversion price then in effect upon the earlier of (i) the date specified by vote or written consent or agreement of holders of 60% of the voting power of the shares of the Series A, Series B and Series C then outstanding, or (ii) immediately prior to the closing of the sale of Prosper’s common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended (the Securities Act), at a public offering price (before underwriters’ discounts and expenses) of at least two times the Original Series A, Series B and Series C Issue Price (as defined, per share as adjusted for any stock splits, stock dividends or other recapitalizations), and with gross proceeds to Prosper of at least $30,000,000.

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

Common Stock

Prosper is authorized to issue up to 17,000,000 shares of common stock, $0.001 par value, of which 4,460,067 shares were issued and outstanding as of March 31, 2010, and December 31, 2009.  Each holder of common stock shall be entitled to one vote for each share of common stock held.

Common Stock Issued for Services

Nonemployees

The Company granted 0 and 4,500 immediately vested common shares for the three months ended March 31, 2010 and 2009, respectively.  The 4,500 shares issued in 2009 were valued at $1.94 per share.  Expense of approximately $8,700 was recognized for the three months ended March 31, 2009.

Common Stock Issued upon Exercise of Stock Options

For the three months ended March 31, 2010 and 2009, the Company issued 0 and 44,666 shares of common stock, respectively, upon the exercise of options for cash proceeds of $0 and $11,818, respectively.

10. Stock Option Plan and Other Stock Compensation

In 2005, Prosper’s stockholders approved the adoption of the 2005 Stock Option Plan (the “Plan”). Under the Plan, options to purchase up to 1,879,468 shares of common stock were reserved and may be granted to employees, directors, and consultants by the Board of Directors to promote the success of Prosper’s business. On January 31, 2008, the Board of Directors increased the total number of options under the Plan by 500,000 for a total of 2,379,468 options available for grant. On October 6, 2009, the Board of Directors increased the total number of options under the Plan by an additional 500,000 for a total of 2,879,468 options available for grant.

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

Option activity under the Option Plan is summarized as follows for the periods below:

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance as of January 1, 2009 (audited)	1,734,647	$1.14
Options granted (weighted average fair value of $1.94)	131,000	$1.94
Options exercised	(44,666)	$0.26
Options canceled	(62,830)	$1.33
Balance as of March 31, 2009 (unaudited)	1,758,151	$1.21

Balance as of January 1, 2010 (audited)	1,897,126	$0.96
Options granted (weighted average fair value of $0.00 )	-	$0.00
Options exercised	-	$0.00
Options canceled	(139,686)	$1.05
Balance as of March 31, 2010 (unaudited)	1,757,440	$0.95

Options outstanding and exercisable at March 31, 2010	1,055,949	$0.94

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of March 31, 2010 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.25 - $0.25	274,158	5.34	$0.25	$84,989	274,158	$0.25	$84,989
$0.50 - $0.50	481,719	6.66	0.50	28,903	420,872	0.50	25,252
$0.56 - $0.56	446,250	9.32	0.56	–	8,750	0.56	–
$1.94 - $1.94	412,502	8.76	1.94	–	261,444	1.94	–
$2.17 - $2.17	142,811	7.99	2.17	–	90,725	2.17	–
	1,757,440	7.73	$0.95	$113,892	1,055,949	$0.94	$110,241

The intrinsic value is calculated as the difference between the value of Prosper's common stock at March 31, 2010, which was $0.56 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the three months ended March 31, 2010 and 2009 reflect the expenses that Prosper expects to recognize after the consideration of estimated forfeitures.

11. Income Taxes

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

Due to the book and tax net losses incurred during the three months ended March 31, 2010 and 2009, Prosper has not incurred any income tax expense during those periods.  In addition, Prosper has maintained a full valuation allowance against its net deferred tax assets because the realization of those deferred tax assets is dependent upon future earnings, and the amount and timing of those earnings, if any is uncertain.

12. Commitments and Contingencies

Future minimum lease payments and other commitments

Prosper leases its corporate office and co-location facility under noncancelable operating leases that expire in July 2011 and August 2011, respectively. Prosper’s corporate office lease has the option to renew for an additional three years. Future minimum rental payments under these leases as of March 31, 2010 are as follows:

Remaining nine months ending December 31, 2010	$324,852
Years ending December 31:
2011	265,513
Total future operating lease obligations	$590,365

Rental expense under premises-operating lease arrangements was approximately $102,431 and $104,721 for the three months ended March 31, 2010 and 2009, respectively.

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

On March 3, 2009, the Company entered into an agreement with a third party broker-dealer in which the third party agreed to operate and maintain Prosper’s Note Trader Platform for the purchase and sale of Borrower Payment Dependent Notes resulting from the sale of such Notes after the Company’s effective date.  The Company is required to pay the third party broker-dealer an agreed upon monthly fee which equals the difference between the minimum monthly fee and the transaction fees collected by the third party provider during that month.

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

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the Company prevails to a maximum of $63.4 million which represents the remaining outstanding principal amount of $19.9 million and loans charged off of $43.5 million as of March 31, 2010.

On November 25, 2008, the Company signed a settlement agreement with the North American Securities Administrators Association (“NASAA”) to pay penalties not to exceed $1.0 million to the States in order to resolve matters relating to Prosper’s alleged unregistered offer and sale of securities. The $1.0 million penalty would be allocated among the states where Prosper conducts business, based on the loan sale transaction volume in each state. However, Prosper will not be required to pay any portion of the fine to those states which elect not to participate in the settlement. As of March 31, 2010 and December 31, 2009, the Company had accrued approximately $322,000 and $356,157, respectively, in connection with this contingent liability in accordance with ASC Topic 450, Contingencies (formerly, SFAS No. 5, Accounting for Contingencies). The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state using the Company’s originations since inception. A weighting was then applied by state to assign a likelihood that the penalty will be claimed. In estimating the probability of a claim being made, we considered factors such as the nature of the settlement agreement, whether the states had given any indication of their concern regarding the sale of the promissory notes, and the probability of states opting out of the settlement to pursue their own litigation against the Company, whether penalty is sufficient to compensate these states for the cost of processing the settlement and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known. Penalties will be paid promptly after a state reviews and agrees to the language of the consent order. There is no deadline for the states to decide whether to enforce the consent order. On April 21, 2009, the Company and NASAA finalized a template consent order, which NASAA is recommending that the states adopt in settling any state initiated matters with the Company. As of March 31, 2010, the Company has entered into 28 consent order agreements and has paid an aggregate of $390,712 in penalties.

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

As of March 31, 2010, the lawsuits are in their preliminary stages and their probable outcomes cannot presently be determined, nor can the amount of damages or other costs that might be borne by Prosper be estimated.

13. Related Parties

Prosper’s executive officers, directors and certain affiliates participate on the Company’s lending platform by placing bids and purchasing loans originated from Prosper.  The aggregate amount of loans purchased and the income earned by these related parties as of March 31, 2010 and 2009 are summarized below:

Related Party	Aggregate Amount of Loans Purchased
	March 31,	March 31,
	2010	2009
Executive officers and management	$519,190	$444,053
Directors	553,193	460,090
Affiliate	167,259	167,259
	$1,239,642	$1,071,402

The loans were obtained on the same terms and conditions as those obtained by other lenders. Of the total aggregate amount of loans purchased since inception approximately $158,166 or 13% and $103,383 or 10% of principal has been charged off through March 31, 2010 and 2009, respectively. Prosper earned approximately $1,544 and $2,607 in servicing fee revenue related to these loans for the three months ended March 31, 2010 and 2009, respectively.

14. Postretirement Benefit Plans

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

15. Subsequent Events

On April 1, 2010, we entered into a Note Purchase Agreement with certain of our existing investors, pursuant to which, we issued and sold an additional series of unsecured Convertible Promissory Notes (the “April Bridge Notes”), dated as of April 1, 2010, in the aggregate principal amount of $250,000.  Interest on the April Bridge Notes accrued at a per annum rate of 15.0%.  All principal and accrued interest under the April Bridge Notes was due in a single payment on April 30, 2010.  On March 31, 2010, we received $237,060 of the April Bridge Notes in advance of the effective date of the purchase agreement and accordingly, has been classified in accrued liabilities in the Consolidated Balance Sheets.

On April 15, 2010, Prosper entered into a Stock Purchase Agreement with certain new investors and certain of its existing investors pursuant to which, the Company issued and sold to such investors 20,340,705 shares of the Company’s Series D Preferred Stock for an aggregate purchase price of $14.7 million (the “Series D Financing”).  In connection with the consummation of the Series D Financing, (i) pursuant to an amendment to the QED Note entered into by QED and the Company, the QED Note and all accrued interest thereunder was converted into Series D Shares equal to principal and accrued interest on the QED Note, plus $300,000 which represented consideration for QED’s agreement to convert the QED Note prior to its maturity date; (ii) pursuant to an amendment to each of the February Bridge Notes entered into by the Company and each February Bridge Note purchaser, the maturity date of each February Bridge Note was deferred until the later of April 30, 2010 or the consummation of the Series D Financing; all accrued interest under the February Bridge Notes were subsequently converted into Series D Shares; (iii) the Larsen Bridge Notes and all accrued interest thereunder were paid in full pursuant to the terms thereof; (iv) each of the April Bridge Notes and all accrued interest thereunder was converted into Series D Shares pursuant to the terms thereof.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K.

Overview

We provide a peer-to-peer online loan auction platform that enables our borrower members to borrow money and our lender members to purchase Notes that we issue, the proceeds of which facilitate the funding of specific loans made to borrowers.  Our platform enables our borrower members to request and obtain personal, unsecured loans by posting anonymous “listings” on the platform indicating the principal amount of the desired loan and the maximum interest rate the borrower is willing to pay.  We assign a Prosper Rating consisting of one of seven letter credit grades, based in part on the borrower’s credit score, to each borrower who requests a borrower loan.  Prosper borrower members’ Prosper Rating and credit score range, debt-to-income ratios and other credit data are displayed with their listings and are available for viewing by lender members on an anonymous basis.  Lender members access our platform and “bid” the amount they are willing to commit to the purchase of a Note that is dependent for payment on the corresponding borrower loan and the minimum yield percentage they are willing to receive, subject to a minimum yield percentage based on the Prosper Rating assigned to each listing. The highest yield percentage lender members may bid on a listing is the yield percentage that corresponds to the maximum interest rate set by the borrower.  The lowest yield percentage lender members may bid will be the minimum yield percentage set forth in the listing. The minimum yield percentage applicable to each listing is based on the Prosper Rating assigned to the listing and will be calculated by adding the national average certificate of deposit rate that matches the term of the borrower loan, as published by BankRate.com, to the minimum estimated loss rate associated with the Prosper Rating assigned to the listing, which is based on the historical performance of similar Prosper borrower loans. As of March 31, 2010, for listings with AA Prosper Ratings, an estimated loss rate of 1.0%, which represents the middle of the estimated loss rate range, is added to the national average certificate of deposit rate to determine the minimum yield percentage. By making a bid on a listing, a lender member is committing to purchase from Prosper a Note in the principal amount of the lender’s winning bid.  The lender members who purchase the Notes will designate that the sale proceeds be applied to facilitate the funding of a corresponding borrower loan listed on our platform.  Loans originated to borrower members are made by WebBank, an FDIC-insured, Utah-chartered industrial bank, and sold and assigned to Prosper.

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

Our Operating History

We incorporated in Delaware in March 2005 and launched our public website, www.prosper.com on February 13, 2006.  As of March 31, 2010, our platform has facilitated 32,290 borrower loans since its launch.

We have a limited operating history and have incurred net losses since our inception.  Our net loss was $2,642,720 and $2,891,002 for the three months ending March 31, 2010 and 2009.  At this stage of our development, we have funded our operations primarily with proceeds from equity financings. Our decision to temporarily stop accepting lender members’ commitments, effective from October 16, 2008 until July 10, 2009, significantly slowed the ramp up of our operations, resulting in a negative impact on our cash flow and liquidity. On July 13, 2009, we began accepting new commitments from our lender members on our platform, as such we will generate increased revenue from borrower transaction fees and non-sufficient funds fees and lender members’ servicing fees.  Over time, we expect that the number of borrowers and lender members and the volume of borrower loans originated through our platform will increase.

Our operating plan calls for a continuation of the current strategy of increasing transaction volume to increase revenue until we reach profitability and become cash-flow positive, which we do not expect to occur before the end of 2010.

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

Fair Value Measurement

We adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 Fair Value Measurements and Disclosures (formerly, Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements) on January 1, 2008.  ASC Topic 820 provides a framework for measuring the fair value of assets and liabilities.  ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation.  ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

We determine the fair values of its financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. We use various valuation techniques depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models.  When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, we determine fair value using assumptions that we believe a market participant would use in pricing the asset or liability.

For additional information and discussion, see Note 2, Note 4 and Note 5 to the consolidated financial statements included elsewhere in this report.

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

 In conjunction with our new operating structure effective July 10, 2009, we adopted the provisions of ASC Topic 825 (formerly, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Measurements).  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We apply the provisions of ASC Topic 825 to the borrower loans and Notes issued subsequent to July 13, 2009 on an instrument by instrument basis.  We did not apply the provisions of ASC Topic 825 to loans issued prior July 13, 2009.  The aggregate fair value of the borrower loans and Notes are reported as separate line items in the assets and liabilities sections of the consolidated balance sheet using the methods described in ASC Topic 820.

The following table presents additional information about borrower loans and Notes measured at fair value on a recurring basis for the three months ended March 31, 2010:

	Borrower Loans	Payment Dependent Notes
Fair value at January 1, 2010 (audited)	$7,020,363	$6,903,173
Originations	5,933,690	5,933,690
Principal repayments	(1,337,679)	(1,311,571)
Realized and unrealized losses included in earnings	(634,691)	—
Realized and unrealized gains included in earnings	—	(725,400)
Fair value at March 31, 2010 (unaudited)	$10,981,683	$10,799,892

We determine the fair value of the borrower loans and Notes in accordance with the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  As observable market prices are not available for the borrower loans and Notes we hold or for similar assets and liabilities, we believe the borrower loans and Notes should be considered Level 3 financial instruments under ASC Topic 820.  ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In a hypothetical transaction as of the measurement date, we believe that differences in the principal marketplace in which the loans are originated and the principal marketplace in which we might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date. Changes in fair value of the borrower loans and Notes subject to the provisions of ASC Topic 820 are recognized in earnings, and fees and costs associated with the origination or acquisition of borrower loans are recognized as incurred.  Prosper estimates the fair value of the borrower loans and Notes using a discounted cash flow methodology based upon a set of valuation assumptions Prosper believes market participants would use for similar assets and liabilities. The main assumptions used to value the borrower loans and Notes include default rates, discount rates applied to each credit tranche/grade, prepayment rates, and recovery rates.

For borrower loans and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of March 31, 2010:

Monthly prepayment rate speed	1.43%
Recovery rate	4.86%
Discount rate *	26.33%
Weighted Average Default Rate	7.80%

* This is the weighted average discount rate among all of Prosper’s credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at March 31, 2010 for borrower loans and Notes are presented in the following table:

	Borrower Loans	Payment Dependent Notes
Discount rate assumption:	26.33%	26.33%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(137,100)	$135,200
200 basis point increase	(245,600)	242,300
Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$85,400	$(84,200)
200 basis point decrease	199,400	(196,600)

Default rate assumption:	7.80%	7.80%
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(66,300)	$70,800
20% higher default rates	(131,300)	140,200
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$67,600	$(72,200)
20% lower default rates	136,600	(145,800)

Overall, if the fair value of the borrower loans decrease or increase due to any changes in our assumptions, there will also be a corresponding decrease or increase in the fair value of the linked Notes. As a result, the effect on Prosper’s earnings of adverse changes in key assumptions is mitigated. However, the impact of these changes in fair value could have a material adverse impact on lender member's investments in the Notes.

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

We do not record a specific allowance account related to the borrower loans and Notes in which we have elected the fair value option, but rather estimate the fair value of the borrower loans and Notes using discounted cash flow methodologies adjusted for Prosper’s historical loss and recovery rates. Due to the recent origination of the borrower loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  The Company had no originations of borrower loans or issuances of Notes prior to July 13, 2009.  Of the loans originated from July 13, 2009 to March 31, 2010, the Company had 4 loans in charge off status for an aggregate charge off principal amount of $19,236, as of March 31, 2010.

We recognize interest income on our borrower loans using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Note based on the contractual interest rate.

Actual proceeds from the origination of Notes and scheduled principal payments are shown as financing activities in the consolidated statement of cash flows included elsewhere in this report.

Servicing Rights

We account for our servicing rights under the fair value measurement method of reporting in accordance with ASC Topic 860, Transfer and Servicing (formerly, SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FAS 140).  Under the fair value method, we measure servicing rights at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

We estimate the fair value of the servicing rights as it relates to loans originated prior to July 13, 2009, using a discounted cash flow model to project future expected cash flows based upon a set of valuation assumptions that we believe market participants would use for similar rights.  The primary assumptions we use for valuing our servicing rights include prepayment speeds, default rates, cost to service, profit margin, and discount rate.  We review these assumptions to ensure that they remain consistent with the market conditions.  Inaccurate assumptions in valuing servicing rights could affect our results of operations.  The significant assumptions used in the calculation of servicing rights are discussed in detail in Note 3 to our consolidated financial statements.

Repurchase Obligation

We are obligated to indemnify lenders and repurchase the Notes sold to the lenders in the event of violation of the applicable federal/state/local lending laws or verifiable identify theft.  Our limited operating history, the lack of industry comparables and the potential to impact financial performance make the Repurchase Obligation a critical accounting policy.

We accrue a provision for the repurchase obligation when the Notes are funded to the lender in an amount considered appropriate to reserve for our repurchase obligation related to the Notes sold to the lenders in the event of violation of the applicable federal/state/local lending laws or verifiable identify theft.  The repurchase obligation is evaluated at least once a quarter and represents an estimate based on the rate of historical repurchases as a percentage of originations (which generally occur within six to nine months of origination).  The repurchase obligation includes a judgmental management adjustment  due to our limited operating history, changes in current economic conditions, the risk of new and as yet undetected fraud schemes, origination unit and dollar volumes, and the lack of industry comparables.

At March 31, 2010 and December 31, 2009, we have recorded a repurchase obligation of $50,001 and $40,001, respectively.  For the three months ended March 31, 2010 the Company incurred no loan repurchases. For the three months ended March 31, 2009, the Company repurchased loans and Notes of $10,231, net of recoveries due to identity theft and legal and regulatory requirements.  Since the latter part of 2007, we have been successful at identifying and preventing a number of fraud attempts involving a series of fraudulent loan requests as our risk indicators and related operational controls in this area have significantly improved.    The overall decrease in the number of repurchases is due in large part by the Company’s increased efforts in identifying and preventing various fraud schemes.  The overall increase in the provision from the prior year end is due to the increase in the number and amount of originations in the current quarter.  Although we believe our fraud controls have resulted in a lower incidence of fraud in 2010 and 2009 as compared to prior years, our controls are largely based on experience from past fraud attempts. Accordingly, future repurchase and repayment obligations could vary significantly from our estimates.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition (formerly, Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements).  Under ASC Topic 605, Prosper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price of the services is fixed and determinable and collectibility is reasonably assured.

Agency Fees

Borrowers with an AA Prosper Rating are charged 0.5% with no minimum fee and borrowers with a Prosper Rating of A through HR are charged 3% or $50, whichever is greater.  Prior to October 16, 2008, agency fees charged were the greater of 1% to 3% of the loan amount borrowed or $75.  Agency fees are charged by WebBank and we receive amounts equal to the transaction fees as compensation for loan origination activities.

Servicing Fees

Loan servicing revenue includes loan servicing fees and non-sufficient funds fees.  Loan servicing fees are accrued daily based on the current outstanding loan principal balance of (a) borrower loan(s), but are not recognized until payment is received due to uncertainty of collection of borrower loan payments.  Currently, we charge servicing fees at an annualized rate of 1.0% of the outstanding principal balance of a Prosper borrower member’s loan, which we deduct from each lender member’s share of borrower loan payments.

We charge a non-sufficient funds fee to borrowers on the first failed payment of each billing period.  Non-sufficient funds fees are charged to the borrower and collected and recognized immediately.

Interest Income (expense) on Borrower Loans Receivable & Payment Dependent Notes

We recognize interest income on our borrower loans using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Note based on the contractual interest rate.

Stock-Based Compensation

We account for stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Compensation – Stock Compensation (formerly, SFAS No. 123R, Share-Based Payment).  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model.  The stock-based compensation related to awards that is expected to vest is amortized over the vesting term of the stock-based award, which is generally four years.

Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense.  The forfeitures were estimated based on historical experience.  The significant assumptions used in the calculation of stock based compensation are discussed in detail in Note 2 to our consolidated financial statements included elsewhere in this report.

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

Results of Operations

Our results of operations for the three months ended March 31, 2010 and 2009, together with the percentage change between periods, are set forth below.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,				Change from prior period
	2010		2009
		As % of sales		As % of sales	$ Increase / (Decrease)%
Revenues
Agency fees	$148,605		$-		$148,605	n/a
Loan servicing fees	65,085		180,942		(115,857)	(64%)
Interest income (expense) on Borrower Loans and Borrower Payment Dependent Notes, net	25,874		-		25,874	n/a
Rebates and promotions	(1,668)		-		(1,668)	n/a
	237,896		180,942		56,954	31%
Cost of Revenues
Cost of services	(182,391)	(77%)	(120,610)	(67%)	(61,781)	51%
Provision for loan and Note repurchases	(8,033)	(3%)	(231)	(0%)	(7,802)	3377%
Total revenues, net	47,472		60,101		(12,629)	(21%)

Operating expenses
Compensation and benefits	1,174,825	494%	1,429,630	790%	(254,805)	(18%)
Marketing and advertising	287,048	121%	31,326	17%	255,722	816%
Depreciation and amortization	129,731	55%	155,837	86%	(26,106)	(17%)
General and administrative
Professional services	724,209	304%	917,083	507%	(192,874)	(21%)
Facilities and maintenance	163,856	69%	173,176	96%	(9,320)	(5%)
Other	315,327	133%	266,291	147%	49,036	18%
Total expenses	2,794,996		2,973,343		(178,347)	(6%)
Loss before other income (expense)	(2,747,524)		(2,913,242)		165,718	(6%)

Other income (expense)
Interest Income	469	0%	25,372	14%	(24,903)	(98%)
Change in fair value on Borrower Loans and Borrower Payment Dependent Notes, net	90,709	38%	-	0%	90,709	n/a
Loss on impairment of fixed assets	-	0%	(40,515)	(22%)	40,515	(100%)
Other income	13,626	6%	37,383	21%	(23,757)	(64%)
Total other income	104,804		22,240		82,564	371%
Loss before income taxes	(2,642,720)		(2,891,002)		248,282	(9%)
Income taxes	-	0%	-	0%	-	n/a
Net Loss	$(2,642,720)		$(2,891,002)		$248,282	(9%)

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

Agency Fees

Our borrowers pay a one-time transaction fee at the time a borrower loan is funded.  Borrowers with an AA Prosper Rating are charged 0.5% with no minimum fee and borrowers with a Prosper Rating of A through HR are charged 3% or $50, whichever is greater.  The borrower agency fee is included in the annual percentage rate (APR) calculation provided to the borrowers and is deducted from the gross loan proceeds prior to disbursement of funds to the borrowers.  Borrowers are only charged an agency fee if a borrower loan is funded.  Prior to October 16, 2008, agency fees on the platform have ranged from 1.0% and 3.0% depending on the credit quality of the borrower, with a minimum fee of $75, whichever was greater.  Agency fees were $148.6 thousand for the three months ended March 31, 2010.  The Company had no agency fees for the three months ending March 31, 2009, stemming from the Company not originating any new loans during our quiet period which extended into the third quarter of 2009.  Prosper originated 1,243 loans in the three months ended March 31, 2010.

Loan Servicing Fees

Lender members are charged a servicing fee on the Notes, which is accrued daily based on the current outstanding Note principal balance.  Currently the servicing fee is an annualized rate of 1.0% of the outstanding principal balance of the loan.  Prior to October 14, 2008 servicing fees ranged between 0% and 1.0% for some loans depending on the borrower’s credit grade.  Loan servicing fees were $65.1 thousand and $180.9 thousand for the three months ended March 31, 2010 and 2009, respectively.  The decrease in loan servicing fees is attributed primarily to the overall decrease in the outstanding principal balance of loans serviced from the comparable prior year periods.

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

Interest Income on Borrower Loans and Payment Dependent Notes

Since July 13, 2009, the implementation of our new operating structure, we began recording interest income from our borrower loans and corresponding interest expense from our Notes. Gross interest income earned and gross interest expense incurred were $459.5 thousand and $433.6 thousand, respectively for the three months ended March 31, 2010. Over time, we expect that revenues and expenses related to borrower loans and Notes will increase as we grow our platform.

Cost of Revenues

Cost of Services

Our cost of services are comprised primarily of credit bureau fees, payments to strategic partners, collections expenses, referral award programs, the change in fair value of servicing rights and other expenses directly related to loan funding and servicing.  For the three months ended March 31, 2010 cost of service expenses were $182.4 thousand, an increase of $61.8 thousand or 51% as compared to $120.6 thousand for the three months ended March 31, 2009.  The increase is primarily due to the fact that we did not originate any new loans during the first quarter of 2009 while operating in a quiet period, which extended into the third quarter of 2009.

Loan and Note Repurchases

For the three months ended March 31, 2010 and 2009, we recorded recoveries on prior repurchase losses (i.e., income) of approximately $2.0 thousand and $2.3 thousand, respectively.  Judgments in our favor have lead to recoveries during the period which correspond to certain loan repurchases.  There were no repurchase losses for the three months ended March 31, 2010, as compared to repurchase losses of $12.5 thousand for the three months ended March 31, 2009. We have devoted a significant amount of attention to fraud prevention and will continue to implement additional fraud prevention and control procedures to maintain a low level of repurchase losses due to identity theft and operational errors.

Other Income (Expense)

Interest Income

Interest income on cash and cash equivalents was nominal for the three months ended March 31, 2010, a decrease of $24.9 thousand or 98% as compared to $25.4 thousand for the three months ended March 31, 2009.  The decrease in investment income is primarily attributable to lower average cash balances through the first quarter of 2010 as compared to 2009 cash balances and a general decrease in interest rates.

Change in Fair Value on Borrower Loans and Payment Dependent Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures (formerly, SFAS No. 157, Fair Value Measurements), unrealized gains or losses on the borrower loans and borrower payment dependent notes for which the fair value option has been elected are recorded as a separate line item in our consolidated statement of operations. The total fair value adjustment was $634.7 thousand and $725.4 thousand for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $90.7 thousand for the three months ended March 31, 2010.

Impairment of Fixed Assets

During the first quarter of 2009, management made the decision to discontinue the development of one of its planned software development projects. The software asset previously capitalized in 2008 was deemed to be impaired in accordance with ASC Topic 360. An impairment charge of $40,515, encompassing the amount capitalized in 2008, is included as a component of other income (loss) in our consolidated statement of operations for the three months ended March 31, 2009.

Other Income

        Other income consists primarily of credit referral fees, where partner companies pay us an agreed upon amount for referrals of customers from our website.  Other income was $13.6 thousand for the three months ended March 31, 2010, a decrease of $23.8 thousand or 64% as compared to $37.4 thousand for the three months ended March 31, 2009.  The decrease in other income is primarily due to the loss of a credit referral partner which was in place in the first quarter of the prior year as well as the slight decline in the amount of volume for other credit referral partners.

	Three Months Ended March 31,
	2010	2009	Change from prior period
	(Unaudited)	(Unaudited)	$ Increase / (Decrease)%
Operating expenses
Compensation and benefits	$1,174,825	$1,429,630	$(254,805)	(18%)
Marketing and advertising	287,048	31,326	255,722	816%
Depreciation and amortization	129,731	155,837	(26,106)	(17%)
General and administrative
Professional services	724,209	917,083	(192,874)	(21%)
Facilities and maintenance	163,856	173,176	(9,320)	(5%)
Other	315,327	266,291	49,036	18%
Total expenses	$2,794,996	$2,973,343	$(178,347)	(6%)

Operating Expenses

Compensation and benefits were $1.2 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively. The decreases were predominantly due to employee reductions through voluntary and involuntary termination which in turn decreased salaries and wages, related payroll taxes and benefits expense.  There was a reduction in the amount of contract labor we used as well as a decreases in stock-based compensation expense.

Marketing and advertising costs consist primarily of search engine marketing, online and offline marketing campaigns, public relations and tradeshows and events.  Marketing and advertising costs were $287.0 thousand for the three months ended March 31, 2010 compared to $31.3 thousand for the three months ended March 31, 2009, an increase of $255.7 thousand or 816%.  The increase in marketing and advertising expenditures resulted from the fact that we were not offering loans on our platform through the first quarter of 2009.

Depreciation and amortization were $129.7 thousand and $155.8 thousand for the three months ended March 31, 2010 and 2009, respectively, a decrease of $26.1 thousand or 17%.  The decreases were primarily due to assets becoming fully depreciated during the period.

General and Administrative Expenses

Professional service expenses are comprised of legal expenses, audit and accounting fees and consulting services.  Professional service expenses for the three months ending March 31, 2010 were $724.2 thousand, a decrease of $192.9 thousand or 21% as compared to $917.1 thousand for the three months ended March 31, 2009.  For the three months ended March 31, 2009, we incurred higher legal and audit fees associated with the preparation and filing of our Registration Statement. These expenses were not incurred in the three months ended March 31, 2010. These decreases in legal and audit fees were partially offset by an increase in legal fees stemming from our class action lawsuit as discussed further in Note 12 of our consolidated financial statements.

Facilities and maintenance expenses consist primarily of rents paid for our corporate office lease and data co-location facility, office expenses and equipment and software costs that did not meet capitalization criteria. Facilities and maintenance expenses for the three months ended March 31, 2010 were $163.9 thousand, a decrease of $9.3 thousand or 5% as compared to $173.2 thousand for the three months ended March 31, 2009.  The overall decline in facilities and maintenance expenses is due to a reduction in office supply expense, software costs that did not meet capitalization criteria, and hardware and software maintenance and support costs.

        Other general and administrative expenses consist of bank service charges, NASAA state penalty settlement expenses, travel and entertainment, taxes and licenses, communications costs and other miscellaneous expenses.  Other general and administrative expenses for the three months ended March 31, 2010 were $315.3 thousand, an increase of $49.0 thousand or 18% as compared to $266.3 thousand for the three months ended March 31, 2009.  The increase is primarily due to the additional interest expense that we incurred in connection with additional bridge funding as discussed in Note 5 of our consolidated financial statements, and was partially offset by decreases in EDGAR printing and filing services and bank service charges.

Liquidity and Capital Resources

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through 2010.  We had negative cash flows from operations of $2.0 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively.  Additionally, since our inception through March 31, 2010, we have an accumulated deficit of $43.3 million.

To date, we have financed our operations with proceeds primarily from the sale of equity securities. We are dependent upon raising additional capital or debt financing to fund our current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern.  Further, an unfavorable outcome of the class action lawsuit at the high end of the range could hinder our ability to continue operations, absent other extenuating circumstances. There can be no assurances as to the availability or terms upon which the required financing and capital might be available.

Net cash used in operating activities was $2.0 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively.  Net cash used in operating activities consisted mostly of payroll and benefits, costs associated with legal and accounting services, marketing expenses and cost of service expenses.  The expected increase in origination revenue is expected to reduce our on-going cash requirements.

Net cash provided by financing activities for the three months ended March 31, 2010 was $6.9 million which consisted of proceeds from the issuance of Lender Notes of $5.9 million, proceeds from the issuance of a long term promissory note of $2.3 million, offset by repayments of Notes of $1.3 million.  Net cash used in financing activities for the year ended March 31, 2009 was $11.8 thousand which consisted solely of proceeds from the exercise of stock options.

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. As of March 31, 2010 the remaining principal balance remaining on the note was $320,000.  A principal payment of $20,000 is due in June 2010 with the remaining principal amount of $300,000 will be due in June 2011.

In November of 2009, we and QED Fund I, L.P. (“QED”), entered into a note and Warrant Purchase Agreement, pursuant to which, Prosper sold to QED a Convertible Promissory Note (the “QED Note’).  The QED Note is in the principal amount of $1,000,000.  Interest on the QED Note accrued at a per annum rate of 15.0%.  All principal and accrued interest under the note were due in a single payment on November 10, 2011.  These amounts were converted into Series D Shares on April 15, as noted below.

On February 1, 2010, we entered into a note and Warrant Purchase Agreement with certain of our existing investors, pursuant to which, we issued and sold to such investors a series of unsecured Convertible Promissory Notes (the “February Bridge Notes”), dated as of February 1, 2010, in the aggregate principal amount of $2,000,000.  Interest on the February Bridge Notes accrues at a per annum rate of 15.0%.  All principal and accrued interest under the February Bridge Notes were due in a single payment on April 1, 2010.  These notes and all accrued interest thereunder were converted into Series D Shares on April 15, as noted below.

On March 15, 2010, we entered into a Note Option Agreement (the “Larsen Option Agreement”) with Christian A. Larsen, our Chairman and Chief Executive Officer as well as one of our principal stockholders, pursuant to which, Mr. Larsen granted us an option (the “Option”) to sell him an aggregate principal amount of up to $300,000 of unsecured Convertible Promissory Notes (the “Larsen Bridge Notes”), in $100,000 increments.  On March 22, 2010, we exercised the Option in full and sold to Mr. Larsen, Larsen Bridge Notes in the aggregate principal amount of $300,000.  Interest on the notes accrued at a per annum rate of 15.0%.  All principal and accrued interest under the notes were due in a single payment on April 30, 2010.   These notes and all accrued interest thereunder were paid in full on April 15, 2010, as discussed below.

On April 1, 2010, we entered into a Note Purchase Agreement with certain of our existing investors, pursuant to which, we issued and sold to such investors an additional series of unsecured Convertible Promissory Notes (the “April Bridge Notes”), dated as of April 1, 2010, in the aggregate principal amount of $250,000.  Interest on the April Bridge Notes accrued at a per annum rate of 15.0%.  All principal and accrued interest under the April Bridge Notes was due in a single payment on April 30, 2010.  These notes and all accrued interest thereunder were converted into Series D Shares on April 15, 2010, as discussed below.

On April 15, 2010, we entered into a Stock Purchase Agreement with certain new investors and certain of its existing investors, pursuant to which, Prosper issued and sold to such purchasers (either directly or through certain of their respective affiliates) 20,340,705 Series D shares for an aggregate purchase price of $14.7 million (“Series D Financing”).

In connection with the consummation of the Series D Financing, (i) pursuant to an amendment to the QED Note entered into by QED and the Company, the QED Note and all accrued interest thereunder was converted into Series D Shares, equal to principal and accrued interest on the QED Note, plus $300,000 which represented consideration for QED’s agreement to convert the QED Note prior to its maturity date; (ii) pursuant to an amendment to each of the February Bridge Notes entered into by the Company and each February Bridge Note purchaser, the maturity date of each February Bridge Note was deferred until the later of April 30, 2010 or the consummation of the Series D Financing; all accrued interest under the February Bridge Notes were subsequently converted into Series D Shares; (iii) the Larsen Bridge Notes and all accrued interest thereunder were paid in full pursuant to the terms thereof; and (iv) each of the April Bridge Notes and all accrued interest thereunder was converted into Series D Shares pursuant to the terms thereof.

Net cash used in investing activities for the three months ended March 31, 2010 was $4.7 million which consisted of $5.9 million of originations of borrower loans, and purchases of property plant and equipment of $144.2 thousand, offset by borrower loan repayments of $1.3 million.  Net cash used in investing activities was $97.1 thousand for the three months ended March 31, 2009, and was comprised solely of purchases of property and equipment.

We have assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $63.4 million which represents the remaining outstanding principal amount of $19.9 million and loans charged off of $43.5 million as of March 31, 2010 as discussed in Note 12 of our consolidated financial statements located elsewhere in this report.

Since our inception, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Income Taxes

We incurred no income tax provision for the three months ended March 31, 2010 and 2009.  Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization and use of net operating loss carry forwards.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we have not engaged in any off-balance sheet financing activities.  We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

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

The Prosper Ratings that were in place as of March 31, 2010 and the estimated loss ranges associated with them are as follows:

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

The following table provides an example of how the system works. Each of the two scores is divided into 10 segments and each cell indicates an estimated loss rate based on the intersection of the two scores. The score ranges were chosen based on loss rate differentiation. Estimated net loss rates for the cells in the chart below are based on performance of historical Prosper borrower loans through March 31, 2009, that fall into given cells; cells are combined due to small volumes or similar behavior, or both.  For example, a borrower listing with a Prosper score of 9 and a credit agency score of 715 has an estimated loss rate of 2.1%.  The 2.1% loss rate equates to an “A” Prosper Rating.  The loss rates will be updated at least annually, but no more frequently than quarterly, based on the performance history of the borrower loans.  These are the estimated loss rates that are published on our website as of March 31, 2010.

		Experian Scorex PLUS Score
	Prosper Score/ (raw score)	600-619	620-639	640-679	680-699	700-729	730-769	770-799	800+
1	(35.0-100)	34.5%	34.5%	34.5%	34.5%	34.5%	34.5%	34.5%	34.5%
2	(28.0-34.99)	25%	25%	25%	25%	25%	18%	18%	18%
3	(22.0-27.99)	25%	25%	25%	25%	18%	18%	18%	18%
4	(18.0-21.99)	19%	19%	18%	18%	18%	18%	8.5%	6.2%
5	(13.0-17.99)	19%	19%	18%	18%	18%	18%	8.5%	6.2%
6	(11.0-12.99)	14.7%	14.7%	14%	14%	10%	10%	7%	1.5%
7	(9.0-10.99)	14.7%	14.7%	10%	10%	10%	10%	7%	1.5%
8	(7.0-8.99)	14.7%	14.7%	10%	10%	8%	5%	2.1%	1.5%
9	(4.0-6.99)	14.7%	14.7%	6.5%	6.5%	2.1%	2.1%	2.1%	1.5%
10	(0.0-3.99)	14.7%	14.7%	6.5%	6.5%	2.1%	0.6%	0.6%	0.6%

Recent Loan Originations

The table below shows loan volume and average lender yield by Prosper Rating for originations since July 13, 2009 as of March 31, 2010.

July 13, 2009 - March 31, 2010 Originations

Prosper Score	Number	Amount	Average Loan Amount	Weighted Average Lender Yield
AA	501	$3,255,695	$6,498	8.72%
A	781	4,019,369	5,146	9.72%
B	185	1,203,964	6,508	14.24%
C	627	2,451,132	3,909	20.38%
D	554	2,112,576	3,813	25.99%
E	291	739,057	2,540	31.30%
HR	338	1,038,193	3,072	30.07%
Total	3,277	$14,819,986	$4,522	16.45%

Historical Performance

The following four tables show loan performance through March 31, 2010 by Prosper Rating and loan age.  Loans originated prior to 2009 were not assigned a Prosper Rating.  In order to view performance on a comparable basis, loans originated prior to 2009 were retroactively assigned a Prosper Rating based upon their applicable listing characteristics.  The “No Rating” category includes loans with a credit score of less than 640 as well as loans for or which we could not generate a Prosper Rating because the credit variables needed to determine the rating were not available.

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
as of March 31, 2010
	Prosper Rating
Age in Months:	AA	A	B	C	D	E	HR	No Rating
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.19%	0.17%	0.00%	0.36%	0.30%	0.66%	0.85%	2.40%
3	0.19%	0.34%	0.00%	0.73%	0.81%	1.00%	2.39%	4.73%
4	0.40%	0.52%	0.33%	1.47%	1.74%	1.00%	4.13%	7.67%
5	0.32%	0.81%	0.68%	1.80%	2.13%	2.22%	5.74%	8.69%
6	0.33%	0.83%	0.69%	2.29%	2.68%	2.75%	6.96%	9.15%
7	0.34%	0.94%	1.06%	2.97%	2.80%	3.66%	7.86%	9.10%
8	0.70%	1.45%	1.44%	3.42%	2.96%	3.59%	8.34%	9.10%
9	0.86%	1.58%	1.47%	3.34%	3.70%	3.68%	8.81%	9.14%
10	0.64%	1.43%	1.52%	3.45%	3.60%	4.55%	8.78%	9.49%
11	0.40%	1.37%	1.57%	3.68%	3.91%	5.25%	8.57%	9.54%
12	0.41%	1.83%	2.00%	4.06%	4.67%	5.17%	8.55%	9.19%
13	0.57%	2.10%	2.46%	3.90%	5.48%	4.46%	9.35%	9.04%
14	0.44%	1.93%	2.54%	3.91%	4.86%	5.35%	9.79%	8.84%
15	0.15%	1.75%	1.77%	4.11%	4.24%	5.91%	9.54%	8.83%
16	0.31%	2.04%	2.26%	5.01%	4.29%	5.86%	9.55%	8.70%
17	0.66%	1.98%	3.77%	5.27%	3.84%	4.45%	8.86%	8.18%
18	1.41%	2.48%	2.53%	5.84%	3.93%	3.54%	9.20%	8.31%
19	1.77%	1.88%	3.26%	4.24%	4.23%	3.92%	9.20%	8.34%
20	1.53%	1.60%	2.44%	3.23%	4.36%	3.38%	8.18%	8.56%
21	1.26%	2.05%	3.50%	2.56%	4.33%	3.56%	8.40%	8.36%
22	1.17%	2.36%	4.88%	3.73%	4.87%	3.42%	8.84%	8.10%
23	1.80%	2.20%	3.74%	4.79%	4.14%	3.24%	9.18%	7.55%
24	0.92%	2.27%	3.33%	4.36%	3.51%	4.89%	9.69%	7.62%
25	2.27%	2.35%	2.70%	5.05%	4.60%	6.33%	9.47%	7.57%
26	1.90%	3.13%	4.62%	4.74%	4.35%	5.30%	8.86%	7.80%
27	2.42%	3.30%	1.75%	4.69%	6.13%	6.73%	8.74%	7.81%
28	0.92%	3.33%	2.08%	4.76%	6.27%	5.68%	8.65%	7.81%
29	0.00%	3.25%	0.00%	2.94%	5.43%	7.23%	8.22%	7.83%
30	0.00%	3.74%	2.94%	1.68%	4.59%	9.23%	8.54%	7.95%
31	0.00%	5.32%	6.25%	2.91%	2.76%	5.45%	7.19%	7.46%
32	1.85%	2.94%	8.00%	1.25%	4.38%	9.30%	8.26%	7.03%

The table below shows 31-120 day past due delinquency rates for loans originated from July 13, 2009 to March 31, 2010.  We have included actual historical delinquency rates compared to estimated delinquency rates for borrower loans originated after July 13, 2009, as shown below.  We consider loans more than 30 days past due to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.

Unit Delinquency Rate by Cycle for Loans Originated From July 13, 2009
31+ Days Past Due / Number Loans Outstanding
as of March 31, 2010

	Prosper Rating
	AA		A		B		C		D		E		HR
Age in Months:	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.28%	0.00%	0.18%	0.00%	0.00%	0.00%	0.43%	0.00%	0.77%	0.00%	0.43%	0.00%	1.19%	0.00%
3	0.34%	0.28%	0.22%	0.52%	0.00%	0.78%	0.78%	1.11%	1.55%	1.48%	1.56%	1.79%	3.03%	4.37%

The following table shows cumulative average annualized dollar loss rates for loans originated prior to July 13, 2009.

Cumulative Average Annual Loss % for Loans Originated Prior to July 13, 2009
as of March 31, 2010

	Prosper Rating
Age in months:	AA	A	B	C	D	E	HR	No Rating
1	0.00%	0.27%	0.00%	0.00%	0.00%	0.00%	0.00%	0.02%
2	0.00%	0.18%	0.00%	0.00%	0.00%	0.00%	0.34%	0.06%
3	0.00%	0.14%	0.00%	0.00%	0.09%	0.00%	0.46%	0.06%
4	0.00%	0.11%	0.00%	0.00%	0.07%	0.00%	0.46%	0.09%
5	0.00%	0.25%	0.00%	0.46%	0.29%	1.44%	1.84%	2.87%
6	0.27%	0.63%	0.00%	2.15%	1.08%	1.32%	3.90%	5.67%
7	0.25%	0.69%	0.00%	3.13%	2.27%	1.51%	5.83%	9.02%
8	0.23%	0.72%	0.00%	3.35%	2.69%	2.75%	8.55%	11.24%
9	0.41%	1.03%	0.12%	4.73%	3.67%	3.83%	10.79%	13.63%
10	0.74%	1.32%	0.78%	6.40%	4.37%	5.15%	12.84%	15.07%
11	1.69%	1.80%	1.27%	6.40%	5.15%	6.39%	14.62%	16.57%
12	1.61%	1.82%	1.20%	7.10%	5.89%	7.27%	16.53%	17.87%
13	1.54%	2.08%	1.33%	8.03%	6.75%	8.43%	17.39%	18.91%
14	1.63%	2.29%	1.51%	8.54%	7.21%	9.43%	18.42%	19.86%
15	1.59%	2.39%	2.06%	8.79%	7.94%	9.66%	19.47%	20.36%
16	1.92%	2.82%	2.09%	9.38%	8.41%	10.34%	20.26%	20.98%
17	1.87%	2.93%	2.47%	9.65%	8.75%	11.42%	21.36%	21.41%
18	1.82%	3.16%	3.35%	10.12%	9.17%	11.84%	21.84%	21.72%
19	1.78%	3.42%	3.42%	11.12%	9.23%	12.39%	22.33%	22.01%
20	2.14%	3.48%	4.18%	11.45%	9.36%	12.78%	22.99%	22.17%
21	2.31%	3.62%	4.32%	11.74%	9.63%	12.72%	23.43%	22.47%
22	2.58%	3.63%	4.50%	11.78%	9.86%	12.80%	23.66%	22.85%
23	2.65%	3.62%	4.71%	11.78%	10.14%	13.04%	23.98%	23.07%
24	2.64%	3.73%	4.83%	11.95%	10.19%	13.02%	24.22%	23.20%
25	2.75%	3.75%	4.95%	12.00%	10.33%	12.98%	24.43%	23.33%
26	2.77%	3.80%	4.93%	12.10%	10.35%	13.10%	24.58%	23.47%
27	2.76%	3.87%	5.00%	12.30%	10.43%	13.36%	24.78%	23.54%
28	2.87%	3.86%	5.18%	12.34%	10.49%	13.42%	24.90%	23.62%
29	2.87%	3.90%	5.17%	12.36%	10.53%	13.39%	24.98%	23.74%
30	2.86%	3.92%	5.17%	12.38%	10.58%	13.40%	25.05%	23.85%
31	2.86%	3.91%	5.16%	12.38%	10.64%	13.43%	25.10%	23.95%
32	2.86%	3.94%	5.16%	12.37%	10.65%	13.42%	25.14%	24.04%

The following table shows cumulative average annualized dollar loss rates for loans originated from  July 13, 2009 to March 31, 2010. We have included actual cumulative average annualized dollar loss rates compared to estimated rates for borrower loans originated after July 13, 2009, as shown below.

Cumulative Average Annual Loss % for Loans Originated From July 13, 2009
as of March 31, 2010

	Prosper Rating
	AA		A		B		C		D		E		HR
Age in Months:	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
3	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Historical Information About Prosper Borrower Members and Outstanding Borrower Loans

From November 2005 through July 12, 2009, we facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624.  As of March 31, 2010, 29.6% of the borrower loans were current, 36.5% were paid in full, 0.4% were 16 to 30 days past due, 1.7% were more than 30 days past due, and 31.5% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.  Of the 29,013 borrower loans 11,957 loans, or 41%, had been greater than 15 days past due at any time, 10,738 loans, or 37%, had been more than 30 days past due at any time, 9,892 or 34%, had been more than 60 days past due at any time. A total of 77 loans, with an aggregate original principal amount of $577,402 (0.3% of total) were repurchased by Prosper due to identification theft or operational issues.

The defaulted loans as of March 31, 2010 were comprised of 9,148 borrower loans, equaling a total net defaulted amount of $43,643,526.  Of these 9,148 defaulted loans, 996 were loans in which the borrowers had filed for bankruptcy, equaling $5,202,420 in net defaulted amount.

The following table presents additional aggregated information as of March 31, 2010 regarding delinquencies, defaults and borrower payments, grouped by Prosper Rating, for all loans originated on our website from November 2005 through July 12, 2009.  With respect to delinquent borrower loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of March 31, 2010.
 [Missin
Loan Originations
November 2005 - July 12th, 2009
(as of March 31, 2010)

	Total Loan Originations		Current Loans			16-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	1148	$5,610,741	389	$2,299,474	$819,998	1	$5,500	$1,552
A	1241	$6,315,414	577	$3,099,186	$1,130,340	1	$3,000	$1,114
B	319	$2,254,565	143	$978,808	$333,181	-	$-	$-
C	1448	$11,287,831	708	$5,128,969	$1,926,272	7	$53,118	$25,499
D	2048	$14,156,042	1023	$6,794,112	$2,559,402	7	$37,680	$14,356
E	622	$3,750,560	322	$1,832,253	$737,142	4	$27,499	$13,169
HR	6914	$67,881,305	2601	$22,564,923	$7,659,996	40	$434,115	$146,865
N/A1	15273	$67,881,166	2830	$9,679,533	$3,307,126	68	$238,109	$92,734

	29,013	179,137,624	8,593	52,377,258	18,473,456	128	799,021	295,289
	avg loan size:	$6,174

percent of total			29.6%	29.2%		0.4%	0.4%

	Paid In Full		31+ Days Past Due			Defaulted 2
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA	727	$3,034,502	2	$25,000	$12,864	27	$238,265	$160,914
A	566	$2,682,678	16	$105,400	$45,415	78	$419,400	$281,198
B	147	$1,055,757	2	$17,100	$868	27	$202,900	$131,558
C	495	$3,767,983	19	$135,851	$72,526	210	$2,130,810	$1,506,153
D	655	$4,631,467	31	$197,924	$91,352	329	$2,487,059	$1,782,799
E	171	$1,012,983	12	$66,950	$26,509	112	$809,875	$602,465
HR	1662	$16,007,459	174	$1,696,948	$771,661	2425	$26,965,660	$19,878,903
N/A1	6163	$29,299,580	225	$842,175	$309,688	5940	$27,550,217	$19,299,535

	10,586	61,492,409	481	3,087,348	1,330,883	9,148	60,804,187	43,643,526

percent of total	36.5%	34.3%	1.7%	1.7%		31.5%	33.9%

	Repurchased					Default due to Delinquency:
Prosper Rating	Number	Origination Amount					8,152	$38,441,106
AA	2	$8,000
A	3	$5,750
B	-	$-				Default due to Bankruptcy3 :
C	9	$71,100					996	$5,202,420
D	3	$7,800
E	1	$1,000
HR	12	$212,200
N/A1	47	$271,552

	77	577,402
percent of total	0.3%	0.3%

1	includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating
2	includes all loans >120 days past due
3	Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due. If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

From July 13, 2009 through March 31, 2010, Prosper facilitated 3,277 borrower loans with an average original principal amount of $4,522 and an aggregate original principal amount of $14,819,986.  As of March 31, 2010, 92.6% of the borrower loans were current or had not reached their first billing cycle and 6.1% were paid in full, 0.2% were 16 to 30 days past due, 0.9% were more than 30 days past due, and 0.1% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has filed a bankruptcy or which has been discharged in bankruptcy.  Of the 3,277 borrower loans 78 loans, or 2%, had been greater than 15 days past due at any time, 47 loans, or 1%, had been more than 30 days past due at any time, 23 or 1%, had been more than 60 days past due at any time.  There were no loans originated during this period that were repurchased by Prosper due to identification theft or operational issues.

The following table presents additional aggregated information as of March 31, 2010, grouped by the Prosper Rating, for all loans originated on our website from July 13, 2009 through March 31, 2010.

Loan Originations
July 13, 2009 - March 31, 2010
(as of March 31, 2010)

	Total Loan Originations		Current Loans			16-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	501	$3,255,695	461	$3,073,825	$2,772,136	-	$-	$-
A	781	$4,019,369	741	$3,889,802	$3,554,346	1	$4,999	$4,550
B	185	$1,203,964	175	$1,121,824	$1,036,540	-	$-	$-
C	627	$2,451,132	578	$2,217,332	$2,005,136	2	$3,500	$3,345
D	554	$2,112,576	507	$1,966,446	$1,833,281	4	$6,800	$6,624
E	291	$739,057	268	$694,357	$650,303	-	$-	$-
HR	338	$1,038,193	305	$917,995	$851,003	1	$5,000	$4,903

	3,277	14,819,986	3,035	13,881,581	12,702,745	8	20,299	19,421
	avg loan size:	$4,522

percent of total			92.6%	93.7%		0.2%	0.1%

	Paid In Full		31+ Days Past Due			Defaulted 1
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	ChargedOffPrincipal
AA	38	$159,870	2	$22,000	$21,460	-	$-	$-
A	37	$117,568	2	$7,000	$6,383	-	$-	$-
B	8	$67,140	1	$5,000	$4,794	1	$10,000	$9,555
C	42	$200,100	4	$29,200	$28,741	1	$1,000	$1,000
D	33	$111,250	9	$21,780	$20,923	1	$6,300	$6,182
E	19	$36,200	4	$8,500	$8,251	-	$-	$-
HR	23	$79,748	8	$32,950	$32,169	1	$2,500	$2,500

	200	771,876	30	126,430	122,721	4	19,800	19,236

percent of total	6.1%	5.2%	0.9%	0.9%		0.1%	0.1%

	Repurchased					Default due to Delinquency:
Prosper Rating	Number	Origination Amount					3	$9,681
AA	-	$-
A	-	$-
B	-	$-				Default due to Bankruptcy2 :
C	-	$-					1	$9,555
D	-	$-
E	-	$-
HR	-	$-

	-	-

percent of total	0.0%	0.0%

1	includes all loans >120 days past due
2	Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due. If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

The following table presents aggregate information as of March 31, 2010 on the results of our collection efforts for loans originated prior to July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.  For purposes of this portfolio analysis, we have excluded the 77 loans that Prosper repurchased, due to identity theft or operational issues.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections	Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	34	$294,265	$19,504	$25,918	27	$163,739	$2,825	$160,914
A	92	498,133	32,475	38,157	78	288,635	7,437	281,198
B	32	233,800	15,493	5,169	27	134,558	3,000	131,558
C	234	2,327,462	157,411	71,560	210	1,556,951	50,798	1,506,153
D	387	2,915,888	203,169	178,332	329	1,815,116	32,317	1,782,799
E	130	908,870	65,717	40,104	112	608,601	6,136	602,465
HR	2,686	29,559,879	2,144,519	1,335,523	2,425	20,221,806	342,903	19,878,903
NA	6,695	30,660,597	2,309,253	1,750,144	5,940	20,028,194	728,659	19,299,535
Totals	10,290	$67,398,895	$4,947,541	$3,444,907	9,148	$44,817,600	$1,174,074	$43,643,526

The following table presents aggregate information, as of March 31, 2010 on the results of our collection efforts for loans originated after July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections	Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	13	$45,500	$2,972	$-	-	$-	$-	$-
A	21	111,850	7,568	51	-	-	-	-
B	5	26,200	1,869	-	1	9,555	-	9,555
C	24	127,980	9,959	186	1	1,000	-	1,000
D	23	80,149	6,532	3,881	1	6,182	-	6,182
E	9	23,200	2,075	960	-	-	-	-
HR	16	44,260	3,758	714	1	2,500	-	2,500
NA	-	-	-	-	-	-	-	-
Totals	111	$459,139	$34,733	$5,793	4	$19,236	$-	$19,236

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

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The discussion of the NASAA settlement agreement and the class action lawsuit set forth in “Note 12 Commitment and Contingencies” of the registrant’s Notes to Consolidated Financial Statements contained in Part I, Item 1 of this report is incorporated herein by reference.  From time to time, we may be involved in various legal proceedings arising in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on our consolidated results of operation or financial position. However, because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations.    We are not currently subject to any other material legal proceedings.  Except for the above matters, we are not aware of any litigation matters which have had, or are expected to have, a material adverse effect on us.

Item 1A. Risk Factors.

The discussion in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. These risk factors describe various risks and uncertainties. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition, these risks could have a material adverse effect on the value of the Notes you purchase and could cause you to lose all or part of your initial purchase price or future principal and interest payments you expect to receive.  You should also refer to the individual borrower profiles and borrower credit information provided on our platform.

In addition, you should consider the following:

Some of the borrowers on our platform have “subprime” credit ratings, are considered higher than average credit risks, and may present a high risk of loan delinquency or default.

Some of the borrowers on our platform are people who have had difficulty obtaining loans from other sources, including banks and other financial institutions on favorable terms, or on any terms at all, due to credit problems, limited credit histories, adverse financial circumstances, or high debt-to-income ratios.  Therefore, acquiring Notes that are dependent for payment on payments we receive on the corresponding borrower loans of such borrowers may present a high risk of loan delinquency or default.  Since our inception in November 2005 through July 12, 2009, we facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624 on our platform.  A total of 77 loans were repurchased by Prosper due to identify theft or operational issues.  As of March 31, 2010, of the 29,013 borrower loans, 29.6% were current, 36.5% were paid in full, 0.4% were 16 to 30 days late, and 1.7% were more than 30 days late.  In addition, of these 29,013 loans:

•	11,957 loans, or 41%, have been more than 15 days past due on at least one occasion;

•	10,738 loans, or 37%, have been more than 30 days past due on at least one occasion;

•	9,892 loans, or 34% have been more than 60 days past due on at least one occasion;

•	9,148 loans or 32% had defaulted (a borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy).

From July 13, 2009 to March 31, 2010, we facilitated 3,277 borrower loans with an average original principal amount of $4,522 and an aggregate original principal amount of $14,819,986 on our platform.

There have been no repurchases by Prosper due to identity theft or operational issues during that time frame.  As of March 31, 2010, of the 3,277 borrower loans, 92.6% were current or had not reached their first billing cycle, 6.1% were paid in full, 0.2% were 16-30 days past due, 0.9% were more than 31 days past due, and 0.1% had defaulted.  In addition, of these 3,277 loans:

•	78 loans, or 2%, have been more than 15 days past due on at least one occasion;

•	47 loans, or 1%, have been more than 30 days past due on at least one occasion;

•	23 loans, or 1% have been more than 60 days past due on at least one occasion;

•	4 loans or 0.1% had defaulted (a borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy).

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

If payments on the corresponding borrower loans relating to the Notes become more than 30 days overdue, it is likely that purchasers of such Notes will not receive the full principal and interest payments that they expect to receive on the Notes, and they may not recover any of their original purchase price.

If a borrower fails to make a required payment on a borrower loan within 30 days of the due date, we will pursue reasonable collection efforts in respect of the borrower loan.  Referral of a delinquent borrower loan to a collection agency within five (5) business days after it becomes thirty days past due will be considered reasonable collection efforts.  Since our inception in November 2005 through July 12, 2009, we facilitated 29,013 borrower loans.  A total of 77 loans were repurchased by Prosper due to identity theft or operational issues with respect to the 29,013 borrower loans.  With respect to these 29,013 borrower loans as of March 31, 2010:

•	0.4% were 16 to 30 days late and 41.2% had been more than 15 days past due on at least one occasion; and

•	1.7% were more than 30 days late and 37.0% had been more than 30 days past due on at least one occasion.

From July 13, 2009 to March 31, 2010, we facilitated 3,277 borrower loans.  Of these 3,277 borrower loans, there were no loans repurchased by Prosper due to identity theft or operational issues, as of March 31, 2010.  With respect to these 3,277 borrower loans as of March 31, 2010:

•	0.2% were 16 to 30 days late and 2.4% had been more than 15 days past due on at least one occasion; and

•	0.9% were more than 30 days late and 1.4% had been more than 30 days past due on at least one occasion.

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

•
In November of 2008, the SEC instituted cease and desist proceedings, pursuant to Section 8A of the Securities Act, against us.  In connection with such proceedings, we agreed to a settlement with the SEC and consented to the entry of a Cease and Desist order, in which we neither admitted nor denied liability, which was approved by the SEC on November 20, 2008.  The Cease and Desist order included a finding that we violated the registration requirements of the Securities Act, and required that we cease and desist from committing or causing any violations or any future violations.

•
On November 26, 2008, Prosper and the North American Securities Administrators Association, or “NASAA,” executed a settlement term sheet.  The term sheet sets forth the material terms of a consent order to resolve matters relating to our sale and offer of unregistered securities and the omission of material facts in connection with such offers and sales.  NASAA has recommended that each state adopt the terms of the settlement, however, the settlement is not binding on any state.  The terms of the settlement involve our payment of up to $1 million, which NASAA has allocated among the 50 states and the District of Columbia, based on our loan sale transaction volume in each state prior to November 24, 2008.  We will not be required to pay any portion of the fine allocated to those states that do not execute a consent order with Prosper.  The terms of the settlement require the states to terminate their investigation of our activities related to the sale of securities before November 24, 2008.  If a state does not elect to participate in the NASAA settlement, such state would not be prevented from pursuing its own remedies in connection with our sale of securities before November 24, 2008.  On April 21, 2009, we reached agreement with NASAA on the final terms of the consent order for consideration by the states.  As of March 31, 2010 and December 31, 2009, the Company had accrued approximately $322,000 and $356,000, respectively, in connection with this contingent liability in accordance with ASC Topic 450.  As of March 31, 2010, we had entered into 28 consent order agreements and have paid an aggregate of $390,712 in penalties.

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

As a result of our prior operations, a lender member who holds a loan originated on our platform prior to October 15, 2008 may be entitled to rescind her purchase and be paid the unpaid principal amount of her borrower loan, plus statutory interest.  The aggregate principal amount of loans we originated on our platform from inception through October 14, 2008 by non affiliated purchasers is $178.1 million ($179.1 million total originations). Of this amount, as of March 31, 2010, $43.5 million had defaulted ($43.6 million total defaulted), and $19.9 million remained outstanding ($20.1 million total remained outstanding).  Prosper is potentially liable for the remaining outstanding principal amount if the current borrowers stop making payments.  We have not recorded an accrued loss contingency in respect of this contingent liability, although we intend to continue to monitor the situation.  Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation; however, the statute of limitations periods under state laws may extend for a longer period of time.  If a significant number of our lender members sought rescission, or if the class action securities lawsuit is successful, our ability to maintain our platform and service the borrower loans to which the Notes correspond may be adversely affected.

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through 2010.

Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses for a number of years as we grow our business.  For the periods ended March 31, 2010 and 2009 we had negative cash flows from operations of $2.0 million and $2.4 million, respectively.  Additionally, since our inception through March 31, 2010, we have an accumulated deficit of $43.3 million.

We have financed our operations, to date, primarily with proceeds from the sale of equity securities.  At March 31, 2010, we had approximately $0.7 million in unrestricted cash and cash equivalents.  We are dependent upon raising additional capital or debt financing to fund our current operating plan.  Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern.  Further, an unfavorable outcome of the class action lawsuit at the high end of the range could hinder Prosper’s ability to continue its operations, absent other extenuating circumstances.   Further, we can provide no assurances as to the availability or terms upon which the required financing and capital might be available.

        The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $63.4 million which represents the remaining outstanding principal amount of $19.9 million and loans charged off of $43.5 million as of March 31, 2010.

On April 15, 2010, Prosper entered into a Stock Purchase Agreement with certain new investors and certain of its existing investors, pursuant to which, Prosper issued and sold to such purchasers (either directly or through certain of their respective affiliates) 20,340,705 Series D shares for an aggregate purchase price of $14.7 million including approximately $3.7 million from conversions of outstanding principal and interest due to existing investors.

Risks Relating to Compliance and Regulation

Prosper’s administration of the automated bidding plan system could create additional liability for Prosper and such liability could be material

A lender can identify loans on Prosper’s website in one of two ways:  manually, or through an automated plan.  Automated plans are automated bidding tools that allow a lender to place bids efficiently using criteria the lender sets, without having to look through every listing or worry about listing end dates. A lender specifies the amount of money and minimum yield percentage to bid on listings that meet the lender’s criteria, such as Prosper Rating, number of current delinquencies, or other listing features. Prosper offers several plans as models with pre-filled criteria that will help get a lender started. Since our relaunch in July 2009, approximately 51% of the bids made on our platform (measured in terms of dollar volume) were made by members using our automated plan system.

Each automated plan represents a group of loan criteria, that if implemented, allow a lender to bid on loans meeting such criteria.  Since the Notes ultimately purchased through an automated plan are the same as Notes purchased manually, they present the same risks of non-payment as all Notes that may be purchased on Prosper’s website.  For example, as with any other Note purchased through Prosper’s website, there is a risk that a loan identified through an automated plan may become delinquent or default, and the estimated return and estimated loss for that loan individually, or the estimated loss or return for the plan as a whole, may not accurately reflect the actual return or loss on such loan.  If this were to occur, a lender who purchases a Note through an automated plan could pursue a claim against Prosper in connection with its representations regarding the performance of the loans bid upon through the plan.  An investor could pursue such a claim under various antifraud theories under federal and state securities law.  To date, no actions have been taken or threatened against us on this theory, however, such actions could have a material adverse effect on our business.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On July 13, 2009, we commenced a public offering of up to $500,000,000 in principal amount of our Borrower Payment Dependent Notes pursuant to a Registration Statement on Form S-1 (File No. 333-147019). The offering is a continuous offering and remains ongoing. The registration statement was declared effective by the SEC on July 10, 2009.  From July 13, 2009 to May 13, 2010, we sold $17,961,468 in principal amount of Notes at 100% of their principal amount.  The Notes are offered only through our website, and there are no underwriters or underwriting discounts. As set forth in the registration statement, we have incurred estimated expenses of approximately $1,869,493 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a borrower loan through our platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

On March 15, 2010, we entered into a Note Option Agreement (the “Larsen Option Agreement”) with Christian A. Larsen, its Chairman and Chief Executive Officer as well as one of its principal stockholders, pursuant to which, Mr. Larsen granted the Company an option (the “Option”) to sell him an aggregate principal amount of up to $300,000 of unsecured Convertible Promissory Notes (the “Larsen Bridge Notes”), in $100,000 increments.  On March 22, 2010, the Company exercised the Option in full and sold to Mr. Larsen, Larsen Bridge Notes in the aggregate principal amount of $300,000.  Interest on the notes accrued at a per annum rate of 15.0%.  All principal and accrued interest under the notes were due in a single payment on April 30, 2010.  The Larsen Bridge Notes also provided, however, that if, prior to the maturity date, Prosper consummated a preferred stock financing for an aggregate purchase price of $5,000,000 or more, Mr. Larsen would have an option to have the Larsen Bridge Notes paid in full or converted into shares of the preferred stock sold pursuant to such financing at the per share purchase price for such financing.  No underwriting discounts or commissions were paid in connection with the Notes. The proceeds of the security were designated for use in the Company’s ongoing operations.  These securities were sold in reliance on the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act relative to sales by an issuer not involving any public offering.

Item 3. Defaults upon Senior Securities

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

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

Prosper Marketplace, Inc.
Date: May 14, 2010	By:	/s/ Christian A. Larsen
		Name:	Christian A. Larsen
		Title:	Chief Executive Officer (principal executive officer)

Prosper Marketplace, Inc.
Date: May 14, 2010	By:	/s/ Kirk T. Inglis
		Name:	Kirk T. Inglis
		Title:	Chief Financial Officer and Chief Operating Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.