Form 10-Q
period 2010-06-30
PROSPER MARKETPLACE INC
filed 2010-08-13
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or

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

As of August 11, 2010, there were 4,478,667 shares of the registrant’s common stock outstanding.

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

i

PART I. Financial Information
Item 1. Interim Consolidated Financial Statements and Notes

Prosper Marketplace, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$9,005,878	$616,089
Restricted cash	2,096,709	2,135,330
Servicing rights	11,770	24,319
Receivables	9,009	14,373
Borrower Loans receivable at fair value	14,606,893	7,020,363
Property and equipment, net	876,153	861,923
Prepaid and other assets	18,465	190,174
Intangible assets, net	110,672	171,038
Total assets	$26,735,549	$11,033,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$447,305	$950,308
Accrued liabilities	1,074,534	1,071,759
Borrower Payment Dependent Notes at fair value	14,366,413	6,903,173
Repurchase obligation	71,001	40,001
Notes payable	277,566	1,273,312

Total liabilities	16,236,819	10,238,553

Commitments and contingencies (see Note 12)

Stockholders' Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding as of June 30, 2010 and December 31, 2009)	4,024	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding as of June 30, 2010 and December 31, 2009)	3,310	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized; issued and outstanding as of June 30, 2010 and December 31, 2009)	2,064	2,064
Convertible preferred stock – Series D ($0.001 par value; 20,340,705 shares authorized; 20,340,705 and none issued and outstanding as of June 30, 2010 and December 31, 2009)	20,341	-
Convertible preferred stock – Series D-1 ($0.001 par value; 3,110,188 shares authorized; 3,110,188 and none issued and outstanding as of June 30, 2010 and December 31, 2009)	3,110	-
Common stock ($0.001 par value; 43,360,321 shares authorized; 4,478,667 and 4,460,667 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively)	4,480	4,462
Additional paid-in capital	56,357,947	41,406,457
Accumulated deficit	(45,896,546)	(40,625,261)
Total stockholders' equity	10,498,730	795,056

Total liabilities and stockholders' equity	$26,735,549	$11,033,609

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Agency fees	$171,665	$1,125	$320,270	$1,125
Loan servicing fees	35,536	143,737	100,621	324,679
Interest income on Borrower Loans and Payment Dependent Notes, net	28,426	-	54,300	-
Rebates and promotions	(18,200)	-	(19,868)	-
	217,427	144,862	455,323	325,804
Cost of revenues
Cost of services	(220,831)	(103,766)	(403,222)	(224,375)
Provision for loan and Note repurchases	(19,597)	24,737	(27,631)	24,506
Total revenues, net	(23,001)	65,833	24,470	125,935

Operating expenses
Compensation and benefits	1,078,904	1,264,344	2,253,729	2,693,973
Marketing and advertising	97,253	34,873	384,301	66,199
Depreciation and amortization	148,433	141,639	278,164	297,476
General and administrative
Professional services	684,775	643,910	1,408,984	1,560,994
Facilities and maintenance	155,756	166,423	319,612	339,599
Other	599,312	432,044	914,640	698,336
Total expenses	2,764,433	2,683,233	5,559,430	5,656,577
Loss before other income (expense)	(2,787,434)	(2,617,400)	(5,534,960)	(5,530,642)

Other income (expense)
Interest income	3,860	10,188	4,329	35,604
Change in fair value on Borrower Loans and Payment Dependent Notes, net	143,099	-	233,808	-
Loss on impairment of fixed assets	(3,179)	-	(3,179)	(40,515)
Other income	15,090	9,897	28,717	47,236
Total other income, net	158,870	20,085	263,675	42,325

Loss before income taxes	(2,628,564)	(2,597,315)	(5,271,285)	(5,488,317)
Income taxes	-	-	-	-
Net loss	$(2,628,564)	$(2,597,315)	$(5,271,285)	$(5,488,317)

Net loss per share – basic and diluted	$(0.59)	$(0.59)	$(1.18)	$(1.25)
Weighted average shares - basic and diluted net loss per share	4,467,032	4,406,179	4,467,032	4,403,721

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of January 1, 2009 (Audited)	9,397,939	$9,398	4,346,118	$4,347	$40,946,853	$(30,217,946)	$10,742,652

Issuance of common stock			6,500	6	9,844		9,850
							-
Exercise of stock options			82,860	82	49,151		49,233
							-
Compensation expense					183,590		183,590
							-
Net loss						(5,488,317)	(5,488,317)

Balance as of June 30, 2009 (Unaudited)	9,397,939	$9,398	4,435,478	$4,435	$41,189,438	$(35,706,263)	$5,497,008

Balance as of January 1, 2010 (Audited)	9,397,939	$9,398	4,460,667	$4,462	$41,406,457	$(40,625,261)	$795,056

Issuance of convertible preferred stock, Series D	20,340,705	20,341			14,998,161		15,018,502

Issunace of convertible preferred stock, Series D-1	3,110,188	3,110					3,110

Offering costs on preferred stock					(275,903)		(275,903)

Exercise of stock options			18,000	18	6,482		6,500

Issuance of common stock warrants					96,625		96,625

Compensation expense					126,125		126,125

Net loss						(5,271,285)	(5,271,285)

Balance as of June 30, 2010 (Unaudited)	32,848,832	$32,849	4,478,667	$4,480	$56,357,947	$(45,896,546)	$10,498,730

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,271,285)	$(5,488,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278,164	297,476
Loss on impairment of fixed assets	3,179	40,515
Change in fair value of Borrower Loans	1,613,239	–
Change in fair value of Borrower Payment Dependent Notes	(1,847,047)	–
Stock-based compensation expense	126,125	193,440
Provision for loan and Note repurchases	27,631	(24,506)
Change in fair value of servicing rights	12,549	24,298
Amortization of discount on long-term debt	142,249	10,952
Premium on early conversion of convertible note	300,000	–
Changes in operating assets and liabilities:
Restricted cash	38,621	(311,285)
Receivables	5,364	(10,831)
Prepaid and other assets	171,709	(45,513)
Accounts payable and accrued liabilities	(391,139)	261,655
Loan and Note repurchases	3,369	(24,576)
Net cash used in operating activities	(4,787,272)	(5,076,692)

Cash flows from investing activities:
Origination of Borrower Loans held at fair value	(12,314,876)	–
Repayment of Borrower Loans held at fair value	3,115,107	–
Purchases of property and equipment	(235,207)	(174,345)
Net cash used in investing activities	(9,434,976)	(174,345)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	11,344,728	–
Offering costs - convertible preferred stock	(275,903)	–
Proceeds from issuance of Notes held at fair value	12,314,876	–
Payment of Notes held at fair value	(3,004,589)	–
Proceeds from the issuance of notes payable	2,550,000	–
Principal repayment of notes payable	(323,575)	(20,000)
Proceeds from issuance of common stock	6,500	49,233
Net cash provided by financing activities	22,612,037	29,233

Net increase (decrease) in cash and cash equivalents	8,389,789	(5,221,804)
Cash and cash equivalents at beginning of the year	616,089	9,839,758
Cash and cash equivalents at end of the period	$9,005,878	$4,617,954

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$3,575	$–

Supplemental disclosure of non-cash investing and financing activities:
Conversion of promissory notes into Series D preferred stock	$3,676,884	$–

The accompanying notes are an integral part of these consolidated financial statements.

PROSPER MARKETPLACE, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1. Operations and Business

Prosper Marketplace, Inc. (“Prosper,” the “Company,” “we,” “us,” “our”) was incorporated in the state of Delaware on March 22, 2005. Prosper is an online marketplace for peer-to-peer lending. Prosper’s website provides an online marketplace for loans where people list and bid on loans with interest rates of return determined through Prosper’s online auction platform. Prosper’s lender members set the minimum interest rate that they are willing to earn and bid in increments of $25 to $25,000. Borrowers create loan listings from $1,000 up to $25,000 and set the maximum rate they are willing to pay on a loan. Prosper facilitates the lending and borrowing activities and acts as an agent to the lender by maintaining its online auction platform. Prosper also handles all ongoing loan administration tasks, including loan servicing and collections on behalf of the lenders. Prosper generates revenue by collecting one-time fees from borrowers on funded loans and from loan servicing fees paid by lender members.

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

As reflected in the accompanying consolidated financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $45.9 million as of June 30, 2010.  For the three and six months ended June 30, 2010, the Company incurred a net loss of $2.6 million and $5.3 million, respectively and the Company had negative cash flows from operations of $4.8 million. Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.  There can be no assurances as to the availability or terms upon which the required financing and capital might be available, however we believe that our current cash position is sufficient to meet our current liquidity needs.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Prosper and its wholly-owned subsidiary, Prosper Loans Marketplace, Inc.  Prosper Loans Marketplace, Inc. was incorporated on April 3, 2009 in the state of California but has not had significant operations. All significant intercompany transactions and balances have been eliminated. On February 8, 2010, the Company dissolved Prosper Loans Marketplace, Inc.

The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) and disclosure requirements for interim financial information and the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. Management believes these unaudited interim consolidated financial statements reflect all adjustments, including those of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Prosper is subject to various regulatory requirements. The failure to appropriately identify and address these regulatory requirements could result in certain discretionary actions by regulators that could have a material effect on Prosper’s financial position and results of operations (See Note 12 Commitments and Contingencies — Securities Law Compliance).

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

During the first quarter of 2009 and second quarter of 2010, management made the decision to discontinue the development of one of its planned software development projects. The software assets previously capitalized in 2008 and first quarter of 2010 were deemed to be impaired in accordance with ASC Topic 360. An impairment charge of $40,515, encompassing the amount capitalized in 2008, is included as a component of other income (expense) in our consolidated statement of operations for the six months ended June 30, 2009.  An impairment charge of $3,179, encompassing the amount capitalized in the first quarter of 2010, is included as a component of other income (expense) in our consolidated statement of operations for the six months ended June 30, 2010.

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

Loan servicing fees

Loan servicing revenue includes monthly loan servicing fees and non-sufficient funds (NSF) fees on loans originated prior to October 16th, 2008. Loan servicing fees are accrued daily based on the current outstanding loan principal balance of the borrower loan but are not recognized until payment is received due to the uncertainty of collection of borrower loan payments. Servicing fees for a loan vary based on the credit grade of the borrower.  Prosper charges a NSF fee to borrowers on the first failed payment of each billing period.  NSF fees are charged to the customer and collected and recognized immediately.

1 Please see “Management Discussion And Analysis Of Financial Condition And Results Of Operation” for background regarding Prosper Ratings.

Interest income (expense) on Borrower Loans receivable and Payment Dependent Notes

We recognize interest income on our borrower loan receivable using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Payment Dependent Note based on the contractual interest rate. Gross interest income earned and gross interest expense incurred were $628,383 and $599,957, and $1,087,874 and $1,033,573, for the three and six months ended June 30, 2010, respectively.

Advertising and Promotional Expenses

Under the provisions of ASC Topic 720, Other Expenses (formerly, SOP 93-7, Reporting on Advertising Costs), the costs of advertising are expensed as incurred. Advertising costs were approximately $384,300 and $66,200 for the six months ended June 30, 2010 and 2009, respectively and $97,300 and $34,900 for the three months ended June 30, 2010 and 2009, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Compensation-Stock Compensation (formerly, SFAS No. 123R, Share-Based Payment).  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to awards that is expected to vest is amortized using the straight line method over the vesting term of the stock-based award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. The forfeitures were estimated based on historical experience. The Company estimated its annual forfeiture rate to be 23.6% and 25.8% for the six months ended June 30, 2010 and 2009, respectively.

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

The fair value of stock option awards for the six months ended June 30, 2010 and 2009 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Volatility of common stock	67.70%	63.70%	67.70%	63.80%
Risk-free interest rate	1.81%	2.67%	1.81%	2.60%
Expected life*	4.3 years	5.0 years	4.3 years	5.1 years
Dividend yield	0%	0%	0%	0%
Weighted-average fair value of grants	$0.20	$0.56	$0.20	$0.89

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

Total stock-based compensation expense for employee and non-employee stock-option awards reflected in the consolidated statements of operations for the six months ended June 30, 2010 and 2009 was approximately $126,125 and $183,590, respectively and $66,903 and $72,813 for the three months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the unamortized stock-based compensation expense related to unvested stock-based awards was approximately $327,800 which will be recognized over the remaining vesting period of approximately 2.9 years.

Net Loss Per Share

Prosper computes net loss per share in accordance with ASC Topic 260 Earnings Per Share (formerly, SFAS No. 128, Earnings Per Share). Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common shareholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At June 30, 2010, there were outstanding convertible preferred stock, warrants and options convertible into 29,738,647, 492,534 and 4,573,639 common shares, respectively, which may dilute future earnings per share. Due to the Company reporting a net loss for the six months ended June 30, 2010 and 2009, there is no calculation of fully-diluted earnings per share as all common stock equivalents are anti-dilutive.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 (unaudited) and December 31, 2009 (audited):

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing rights	—	—	$24,319	$24,319
Borrower Loans receivable	—	—	7,020,363	7,020,363

Liabilities
Borrower Payment Dependent Notes	—	—	$6,903,173	$6,903,173

June 30, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing rights	—	—	$11,170	$11,170
Borrower Loans receivable	—	—	14,606,893	14,606,893

Liabilities
Borrower Payment Dependent Notes	—	—	$14,366,413	$14,366,413

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

Our obligation to pay principal and interest on any Note is equal to the loan payments, if any, we receive on the corresponding borrower loan, net of our 1.0% servicing fee.  As such, the fair value of the Note is approximately equal to the fair value of the borrower loans, adjusted for the 1.0% servicing fee.  Any unrealized gains or losses on the borrower loans and Notes for which the fair value option has been elected is recorded as a separate line item in the consolidated statement of operations.  The effective interest rate associated with the Notes will be less than the interest rate earned on the borrower loans due to the 1.0% servicing fee.  See Note 4 for a rollforward and further discussion of the significant assumptions used to value borrower loans and Notes.

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

Prosper reviews these assumptions to ensure that they remain consistent with the market conditions. Inaccurate assumptions in valuing the servicing rights could affect Prosper’s results of operations. Due to the nature of the valuation inputs, servicing assets are classified as Level 3. The change in the fair-value of servicing rights is included in cost of services in the consolidated statement of operations.  See Note 3 for a further discussion of the significant assumptions used to value servicing rights.

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Servicing Rights	Borrower Loans	Borrower Payment Dependent Notes	Total
Balance at January 1, 2009	$67,685			$67,685
Originations				-
Principal repayments				-
Change in fair value on borrower loans and Payment Dependent Notes				-
Change in fair value of servicing rights	(24,298)			(24,298)
Balance at June 30, 2009	$43,387	$-	$-	$43,387

Balance at January 1, 2010	$24,319	$7,020,363	$(6,903,173)	$141,509
Originations		5,933,690	(5,933,690)	-
Principal repayments		(1,337,679)	1,311,571	(26,108)
Change in fair value on borrower loans and Payment Dependent Notes		(634,691)	725,400	90,709
Change in fair value of servicing rights	(7,114)			(7,114)
Balance at March 31, 2010	$17,205	$10,981,683	$(10,799,892)	$198,996
Originations		6,381,186	(6,381,186)	-
Principal repayments		(1,777,428)	1,693,018	(84,410)
Change in fair value on borrower loans and Payment Dependent Notes		(978,548)	1,121,647	143,099
Change in fair value of servicing rights	(5,435)			(5,435)
Balance at June 30, 2010	$11,770	$14,606,893	$(14,366,413)	$252,250

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

3. Servicing Rights

Prosper calculates the fair value of the servicing asset based on the following assumptions:

	June 30,
	2010	2009
Unpaid principal loan balance under service	$13,900,000	$52,090,797
Servicing fees	0.0% - 1.0%	0.0% - 1.0%
Projected prepayment speed	1.39%	1.20%
Discount rate	25%	25%

No servicing rights were purchased or sold during the six months ended June 30, 2010.

4. Borrower Loans and Borrower Payment Dependent Notes Held at Fair Value

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

For borrower loans originated and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of June 30, 2010:

Monthly prepayment rate speed	1.50%
Recovery rate	4.86%
Discount rate *	27.03%
Weighted Average Default Rate	7.60%

* This is the average discount rate among all of Prosper’s credit grades

The following table presents additional information about borrower loans and Notes measured at fair value on a recurring basis for the six months ended June 30, 2010:

	Borrower Loans	Notes
Fair value at January 1, 2010 (audited)	$7,020,363	$6,903,173
Originations	12,314,876	12,314,876
Principal repayments	(3,115,107)	(3,004,589)
Realized and unrealized losses included in earnings	(1,613,239)	-
Realized and unrealized gains included in earnings	-	(1,847,047)
Fair value at June 30, 2010 (unaudited)	$14,606,893	$14,366,413

Due to the recent origination of the borrower loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  The Company had no originations of borrower loans or issuances of Notes prior to July 13, 2009. Of the loans originated from July 13, 2009 to June 30, 2010, the Company had 34 loans in charge off status for an aggregate charge off principal amount of $141,232, as of June 30, 2010.

5. Notes Payable

As of June 30, 2010 and 2009, notes payable consist of the following:

	Non-interest Bearing Promissory Note	Convertible Promissory Notes	Total
Balance at January 1, 2010	$286,537	$986,775	$1,273,312
Principal repayment on non-interest bearing promissory note	(20,000)		(20,000)
Debt discount attributed to convertible promissory notes		(96,625)	(96,625)
Amortization discount on notes	11,029	131,220	142,249
Issuance of convertible promissory notes		2,550,000	2,550,000
Accrued interest on convertible promissory notes		109,089	109,089
Conversion of promissory notes		(3,376,884)	(3,376,884)
Repayment of Larsen Bridge Note		(303,575)	(303,575)
Balance at June 30, 2010	$277,566	$-	$277,566

Non-interest bearing promissory note

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. The note was discounted by $109,583 for a net payable of $270,417. The promissory note includes both principal and interest and is payable in annual installments of $20,000 due on the first, second, third, and fourth anniversary of the note and $300,000 due on the fifth anniversary of the note. Interest on the note was imputed at an 8% annual rate and is amortized to interest expense over the five year life of the loan.  The carrying value at June 30, 2010 and 2009 is $277,566 and $275,584, respectively.  The fair value is calculated based on discounted cash flows and is estimated to be $258,453 and $239,889 at June 30, 2010 and 2009, respectively.  Amortized interest expense of $11,029 and $10,953 was recorded for the six months ended 2010 and 2009, respectively.

Convertible Promissory Notes

On November 10, 2009, Prosper Marketplace, Inc. and QED Fund I, L.P., a Delaware limited partnership (“QED”), entered into a Note and Warrant Purchase Agreement (the “QED Purchase Agreement”), pursuant to which, Prosper issued to QED a Convertible Promissory Note (the “QED Note”) dated as of November 10, 2009.  The QED Note has a principal amount of $1,000,000.  Interest on the QED Note accrues at a per annum rate of 15.0%. In connection with the consummation of the Series D Financing on April 15, 2010, the QED Note and all accrued interest thereunder was converted into Series D preferred stock equal to principal and accrued interest of $1,064,521 on the QED Note, plus $300,000 which represented consideration for QED’s agreement to convert the QED Note prior to its maturity date.  This additional conversion privilege was accounted for as interest expense on the date of the conversion in our consolidated statement of operations for the six months ended June 30, 2010.

In connection with the QED Purchase Agreement, Prosper also issued to QED a fully vested warrant (the “QED Warrant”) to purchase 164,178 shares of Prosper’s common stock at an exercise price of $0.56 per share. The QED Warrant is exercisable any time from the date of issuance and will expire on November 10, 2014. The Company allocated the QED Note proceeds to the QED Note and QED Warrants based on their relative fair values. The relative fair value attributable to the QED Warrant is $37,740, which was recorded as a discount to the QED Note and a corresponding credit to additional paid-in capital.  The remaining debt discount of $34,595 was fully amortized to interest expense upon the conversion of the QED Note.

On February 1, 2010, the Company entered into a Note and Warrant Purchase Agreement (the “February Bridge Purchase Agreement”) with certain of its existing investors, pursuant to which, the Company issued and sold to such investors a series of Convertible Promissory Notes (the “February Bridge Notes”) in the aggregate principal amount of $2,000,000. Interest on the February Bridge Notes accrued at a per annum rate of 15.0%.  In connection with the consummation of the Series D financing, the principal and accrued interest of $2,060,822 under the February Bridge Notes were converted into Series D preferred stock.

In connection with the February Bridge Purchase Agreement, the Company issued to the February Bridge Note purchasers fully vested warrants (the “February Bridge Warrants”) to purchase an aggregate of 328,356 shares of its Common Stock at an exercise price of $0.56 per share.  The February Bridge Warrants are exercisable any time from the date of issuance and will expire on February 1, 2015. The Company allocated the February Bridge Note proceeds to the convertible February Bridge Note and February Bridge Warrants based on their relative fair values. The relative fair value attributable to the February Bridge Warrants is $95,532, which was recorded as a discount to the February Bridge Note and a corresponding credit to additional paid-in capital.  The debt discount of $96,625 was fully amortized to interest expense upon the conversion of the February Bridge note.

On March 15, 2010, we entered into a Note Option Agreement (the “Larsen Option Agreement”) with Christian A. Larsen, our Chairman and Chief Executive Officer as well as one of its principal stockholders, pursuant to which, Mr. Larsen granted the Company an option (the “Option”) to sell him an aggregate principal amount of up to $300,000 of unsecured Convertible Promissory Notes (the “Larsen Bridge Notes”), in $100,000 increments.  On March 22, 2010, the Company exercised the Option in full and sold to Mr. Larsen, Larsen Bridge Notes in the aggregate principal amount of $300,000.  Interest on the Larsen Bridge Notes accrued at a per annum rate of 15.0%.  Principal and accrued interest of $303,575 was paid in a single payment on April 19, 2010.

On April 1, 2010, we entered into a Note Purchase Agreement with certain of our existing investors, pursuant to which, we issued and sold an additional series of unsecured Convertible Promissory Notes (the “April Bridge Notes”), dated as of April 1, 2010, in the aggregate principal amount of $250,000.  Interest on the April Bridge Notes accrued at a per annum rate of 15.0%.  All principal and accrued interest of $251,541 was converted into Series D preferred stock on April 15, 2010.

6. Accrued Liabilities

As of June 30, 2010 and December 31, 2009, accrued liabilities consist of the following:

	June 30,	December 31,
	2010	2009
Professional Fees	$631,675	$787,057
Other	442,859	284,702
	$1,074,534	$1,071,759

7. Repurchase Obligation

Changes in the repurchase obligation are summarized below:

	Six Months Ended
	June 30,
	2010	2009
Beginning of period balance:	$40,001	$80,000
Increase (decrease) in provision for repurchases	27,630	(24,506)
Loans and Notes recoveries (repurchased and immediately charged off, net of recoveries)	3,370	(24,576)
End of period balance:	$71,001	$30,918

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(2,628,565)	$(2,597,315)	$(5,271,285)	$(5,488,317)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	4,467,032	4,406,179	4,467,032	4,403,721
Basic and diluted net loss per share	$(0.59)	$(0.59)	$(1.18)	$(1.25)

Due to losses attributable to common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	Six Months Ended June 30,
	2010	2009
Excluded Securities:
Convertible preferred stock issued and outstanding	29,738,647	9,397,939
Stock options issued and outstanding	4,573,639	1,992,654
Total common stock equivalents excluded from diluted net loss per common share computation	34,312,286	11,390,593

9. Stockholders’ Equity

Preferred Stock

Under Prosper’s articles of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.

In April 2005, Prosper issued and sold 4,023,999 shares of Series A convertible preferred stock (Series A) in a private placement for $7,464,450, net of issuance costs of $80,550. In February 2006, Prosper issued and sold 3,310,382 shares of Series B convertible preferred stock (Series B) in a private placement for $12,412,302, net of issuance costs of $87,700. In June 2007, Prosper issued and sold 2,063,558 shares of Series C convertible preferred stock (Series C) in a private placement for $19,919,009, net of issuance costs of $80,996. In April 2010, Prosper issued and sold 20,340,705 shares of Series D (Series D) and 3,110,188 shares of Series D-1 (Series D-1) convertible preferred stock in a private placement for $14,721,612, net of issuance costs of $275,903.

Dividends

The holders of the Series A, Series B, Series C and Series D preferred stock are entitled to receive dividends at an annual rate of 8% per share for the preferred stock times the Liquidation Preference for such shares of preferred stock payable in preference and priority to any declaration or payment of any distribution on common stock or Series D-1 preferred stock. Such dividends shall be payable only when, as, and if declared by the Board of Directors. To date, no dividends have been declared, and there are no dividends in arrears at June 30, 2010. The right to receive dividends on shares of Series D shall be cumulative from and after the date of issuance of the Series D preferred stock. The right to receive dividends of Series A, Series B and Series C are not cumulative. No right to such dividends shall accrue to holders of Preferred Stock by reason of the fact that dividends on said shares are not declared or paid in any calendar year.

Conversion

Each share of preferred stock shall automatically be converted into fully-paid, non-assessable shares of common stock at the conversion rate for such share (i) immediately prior to the closing of a firm commitment underwritten initial public offering with aggregate proceeds to Prosper of at least $25,000,000 (after deducting underwriters commissions and expenses), pursuant to an effective registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), covering the offer and sale of Prosper’s common Stock, or (ii) upon the receipt of a written request for such conversion from the holders of more than sixty percent (60%) of the voting power of all then outstanding shares of preferred stock, or, if later, the effective date for conversion specified in such requests, provided that shares of Series D shall not be automatically converted pursuant to this clause (ii) unless the holders of eighty-two percent (82%) of the outstanding shares of Series D approve such conversion.  In addition, in the event shares of Series C Preferred Stock are converted in connection with a Liquidation Event and as a result there are fewer than 1,000,000 shares of Series C Preferred Stock outstanding, each share of Series D-1 Preferred Stock shall automatically be converted into fully-paid, non-assessable shares of Common Stock at the then effective Conversion Rate for such shares.

Liquidation Rights

In the event of any liquidation, dissolution, or winding up of Prosper, whether voluntary or involuntary, Series D preferred stock shall be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of Series A, Series B, Series C, Series D-1 or Common Stock by reason of their ownership of such stock, an amount per share for each share of Series D Preferred Stock held by them equal to the sum of $0.7385 (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on each share of preferred stock.  If upon such Liquidation Event, the assets of the Corporation legally available for distribution to the holders of the Series D Preferred Stock are insufficient to pay the preferential amount, then the entire assets of the Corporation legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series D Preferred Stock.

After the payment or setting aside for payment to the holders of Series D Preferred Stock of the preferential amount, then the entire assets and funds of Prosper legally available for distribution will be distributed ratably among the holders of the Series A, Series B and Series C and D-1 in proportion to the preferential amount each such holder is otherwise entitled to receive ($0.938 for each share of Series A, $1.888 for each share of Series B, and $4.846 for each share of Series C, and $1.00 per share of the Series D-1).

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

Common Stock

Prosper is authorized to issue up to 43,360,321 shares of common stock, $0.001 par value, of which 4,478,667 and 4,460,667 shares were issued and outstanding as of June 30, 2010, and December 31, 2009, respectively.  Each holder of common stock shall be entitled to one vote for each share of common stock held.

Common Stock Issued for Services

Nonemployees

The Company granted 0 and 6,500 immediately vested common shares for the six months ended June 30, 2010 and 2009, respectively.  2,000 shares issued in 2009 were valued at $0.56 per share, the remaining 4,500 shares issued in 2009 were valued at $1.94 per share.  No expense was incurred in the six months ending June 30, 2010 and $9,850 was recognized for the six months ended June 30, 2009 for the related stock grants.

Common Stock Issued upon Exercise of Stock Options

For the six months ended June 30, 2010 and 2009, the Company issued 18,000 and 82,860 shares of common stock, respectively, upon the exercise of options for cash proceeds of $6,500 and $49,233, respectively.

10. Stock Option Plan and Other Stock Compensation

In 2005, Prosper’s stockholders approved the adoption of the 2005 Stock Option Plan (the “Plan”). Under the Plan, options to purchase up to 1,879,468 shares of common stock were reserved and may be granted to employees, directors, and consultants by the Board of Directors to promote the success of Prosper’s business. On January 31, 2008, the Board of Directors increased the total number of options under the Plan by 500,000 for a total of 2,379,468 options available for grant. On October 6, 2009, the Board of Directors increased the total number of options under the Plan by an additional 500,000 for a total of 2,879,468 options available for grant. On April 15, 2010, the Board of Directors increased the total number of options under the Plan by an additional 5,792,605 for a total of 8,672,073 options available to grant.

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

Option activity under the Option Plan is summarized as follows for the periods below:

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance as of January 1, 2009 (audited)	1,734,647	$1.14
Options granted (weighted average fair value of $0.89 )	546,000	$0.89
Options exercised	(82,860)	$0.59
Options canceled	(205,133)	$1.41
Balance as of June 30, 2009 (unaudited)	1,992,654	$1.07

Balance as of January 1, 2010 (audited)	1,897,126	$0.96
Options granted (weighted average fair value of $0.20)	3,085,596	$0.20
Options exercised	(18,000)	$0.36
Options canceled	(391,083)	$1.09
Balance as of June 30, 2010 (unaudited)	4,573,639	$0.44

Options outstanding and exercisable at June 30, 2010	947,226	$0.91

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of June 30, 2010 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.20 - $0.20	3,085,596	9.95	0.20	–	–	0.20	–
$0.25 - $0.25	189,158	5.13	0.25	–	189,158	0.25	–
$0.50 - $0.50	435,574	6.39	0.50	–	406,600	0.50	–
$0.56 - $0.56	422,500	9.08	0.56	–	69,375	0.56	–
$1.94 - $1.94	322,479	8.52	1.94	–	191,575	1.94	–
$2.17 - $2.17	118,332	7.71	2.17	–	90,518	2.17	–
	4,573,639	9.17	$0.44	$–	947,226	$0.91	$–

The intrinsic value is calculated as the difference between the value of Prosper's common stock at June 30, 2010, which was $0.20 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the six months ended June 30, 2010 and 2009 reflect the expenses that Prosper expects to recognize after the consideration of estimated forfeitures.

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

Due to the book and tax net losses incurred during the three and six months ended June 30, 2010 and 2009, Prosper has not incurred any income tax expense during those periods.  In addition, Prosper has maintained a full valuation allowance against its net deferred tax assets because the realization of those deferred tax assets is dependent upon future earnings, and the amount and timing of those earnings, if any is uncertain.

12. Commitments and Contingencies

Future minimum lease payments and other commitments

Prosper leases its corporate office and co-location facility under noncancelable operating leases that expire in July 2011 and August 2011, respectively. Prosper’s corporate office lease has the option to renew for an additional three years. Future minimum rental payments under these leases as of June 30, 2010 are as follows:

Remaining six months ending December 31, 2010	$217,841
Year ending December 31, 2011	265,513
Total future operating lease obligations	$483,354

Rental expense under premises-operating lease arrangements was approximately $107,012 and $214,023 for the three and six months ended June 30, 2010, and $104,721 and $209,442 for the corresponding periods during 2009, respectively.

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

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the Company prevails to a maximum of $57.7 million which represents the remaining outstanding principal amount of $13.7 million and loans charged off of $44.0 million as of June 30, 2010.

On November 25, 2008, the Company signed a settlement agreement with the North American Securities Administrators Association (“NASAA”) to pay penalties not to exceed $1.0 million to the States in order to resolve matters relating to Prosper’s alleged unregistered offer and sale of securities. The $1.0 million penalty would be allocated among the states where Prosper conducts business, based on the loan sale transaction volume in each state. However, Prosper will not be required to pay any portion of the fine to those states which elect not to participate in the settlement. As of June 30, 2010 and December 31, 2009, the Company had accrued $287,699 and $356,157, respectively, in connection with this contingent liability in accordance with ASC Topic 450, Contingencies (formerly, SFAS No. 5, Accounting for Contingencies). The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state using the Company’s originations since inception. A weighting was then applied by state to assign a likelihood that the penalty will be claimed. In estimating the probability of a claim being made, we considered factors such as the nature of the settlement agreement, whether the states had given any indication of their concern regarding the sale of the promissory notes, and the probability of states opting out of the settlement to pursue their own litigation against the Company, whether penalty is sufficient to compensate these states for the cost of processing the settlement and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known. Penalties will be paid promptly after a state reviews and agrees to the language of the consent order. There is no deadline for the states to decide whether to enforce the consent order. On April 21, 2009, the Company and NASAA finalized a template consent order, which NASAA is recommending that the states adopt in settling any state initiated matters with the Company. As of June 30, 2010, the Company has entered into 31 consent order agreements and has paid an aggregate of $425,013 in penalties.

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

As of June 30, 2010, the lawsuits are in their preliminary stages and their probable outcomes cannot presently be determined, nor can the amount of damages or other costs that might be borne by Prosper be estimated.

13. Related Parties

Prosper’s executive officers, directors and certain affiliates participate on the Company’s lending platform by placing bids and purchasing loans originated from Prosper.  The aggregate amount of loans purchased and the income earned by these related parties as of June 30, 2010 and 2009 are summarized below:

Related Party	Aggregate Amount of Loans Purchased		Income Earned on Loans for the six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Executive officers & management	$538,975	$444,154	$6,160	$4,081
Directors	567,007	463,312	8,098	9,469
Affiliate	167,259	167,259	334	1,483
	$1,273,241	$1,074,725	$14,591	$15,033

The loans were obtained on the same terms and conditions as those obtained by other lenders. Of the total aggregate amount of loans purchased since inception approximately $161,822 or 13% and $120,810 or 11% of principal has been charged off through June 30, 2010 and 2009, respectively. Prosper earned approximately $837 and $891 servicing fee revenue related to these loans for the six months ended June 30, 2010 and 2009, respectively.

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

15. Subsequent Events

On July 19, 2010, the Company granted 1,976,237 options to purchase shares of its common stock to its Founder under our 2005 Stock Option plan. The options have an exercise price of $0.20 per share and will vest with respect to 25% of the shares on the first anniversary of the vesting commencement date and 1/36 of the options will vest each month thereafter on the same day of the month of the vesting commencement date, subject to the optionee continuing to be a service provider through such date.

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

Overview

We provide a peer-to-peer online loan auction platform that enables our borrower members to borrow money and our lender members to purchase Notes that we issue, the proceeds of which facilitate the funding of specific loans made to borrowers.  Our platform enables our borrower members to request and obtain personal, unsecured loans by posting anonymous “listings” on the platform indicating the principal amount of the desired loan and the maximum interest rate the borrower is willing to pay.  We assign a Prosper Rating consisting of one of seven letter credit grades, based in part on the borrower’s credit score, to each borrower who requests a borrower loan.  Prosper borrower members’ Prosper Rating and credit score range, debt-to-income ratios and other credit data are displayed with their listings and are available for viewing by lender members on an anonymous basis.  Lender members access our platform and “bid” the amount they are willing to commit to the purchase of a Note that is dependent for payment on the corresponding borrower loan and the minimum yield percentage they are willing to receive, subject to a minimum yield percentage based on the Prosper Rating assigned to each listing. The highest yield percentage lender members may bid on a listing is the yield percentage that corresponds to the maximum interest rate set by the borrower.  The lowest yield percentage lender members may bid will be the minimum yield percentage set forth in the listing. The minimum yield percentage applicable to each listing is based on the Prosper Rating assigned to the listing and will be calculated by adding the national average certificate of deposit rate that matches the term of the borrower loan, as published by BankRate.com, to the minimum estimated loss rate associated with the Prosper Rating assigned to the listing, which is based on the historical performance of similar Prosper borrower loans. As of June 30, 2010, for listings with AA Prosper Ratings, an estimated loss rate of 1.0%, which represents the middle of the estimated loss rate range, is added to the national average certificate of deposit rate to determine the minimum yield percentage. By making a bid on a listing, a lender member is committing to purchase from Prosper a Note in the principal amount of the lender’s winning bid.  The lender members who purchase the Notes will designate that the sale proceeds be applied to facilitate the funding of a corresponding borrower loan listed on our platform.  Loans originated to borrower members are made by WebBank, an FDIC-insured, Utah-chartered industrial bank, and sold and assigned to Prosper.

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term currently set at three years, although Prosper anticipates in the near future extending available loan terms to between three months to seven years.  With respect to loans resulting from listings posted by Prosper borrower members prior to April 15, 2008, Prosper is the originating lender for licensing and regulatory purposes.  All borrower loans resulting from listings posted on or after April 15, 2008 are funded by WebBank.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.  For all borrower loans, listings are posted without our obtaining any documentation of the borrower’s ability to afford the loan.  In limited instances, we verify the income, employment, occupation or other information provided by Prosper borrower members in listings.  This verification is normally done after the listing has already been created and bidding is substantially completed and, therefore, the results of our verification are not reflected in the listings.

Our Operating History

We incorporated in Delaware in March 2005 and launched our public website, www.prosper.com on February 13, 2006.  As of June 30, 2010, our platform has facilitated 33,829 borrower loans since our launch. From October 16, 2008 until July 10, 2009, we temporarily stopped accepting lender members’ commitments, which significantly slowed the ramp up of our operations, resulting in a negative impact on our cash flow and liquidity, due to a decrease in loan origination volume.

We made significant changes to the operation of our lending platform that became effective on July 10, 2009, and on July 13, 2009, we began accepting new commitments from our lender members on our platform.  Prior to October 16, 2008, we purchased loans from WebBank and held the loans until maturity.  After July 10, 2009, we issue new securities, the Notes, to the winning lenders.  Our obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan.  We expect to generate increased revenue from borrower transaction fees and non-sufficient funds fees and lender members’ servicing fees.  Over time, we expect that the number of borrowers and lender members and the volume of borrower loans originated through our platform will increase.

We have a limited operating history and have incurred net losses since our inception.  Our net loss was $2,628,564 and $5,271,285 for the three and six months ending June 30, 2010, respectively. The net loss for the three and six months ending June 30, 2009 was $2,597,315 and $5,488,317, respectively.  We earn revenues primarily from borrower transaction fees, non-sufficient funds fees and lender member service fees. At this stage of our development, we have funded our operations primarily with proceeds from equity financings, which are described below under “Liquidity and Capital Resources.”

Our operating plan calls for a continuation of the current strategy of increasing transaction volume to increase revenue until we reach profitability and become cash-flow positive, which we do not expect to occur before the close of 2010.  In addition, our 2010 operating plan calls for continued investment in the development of our website, loan servicing platform, loan scoring and marketing efforts before we reach profitability.

Our historical financial results and this discussion reflect the structure of our lending platform and our operations both prior to and after July 10, 2009.  For a discussion of the effect of our new structure on our financial statements, see “Borrower Loans and Payment Dependent Notes” under Critical Accounting Policies and Estimates below.

Trends and Uncertainties

The Peer to Peer lending industry remains to be a very innovative and unique industry that is still in its infancy.  We are vulnerable to legislative or regulatory developments that may impact our business model in a positive or negative manner.  We will continue to monitor legislative and regulatory developments that we may encounter in the future in order to better respond to effects it may have on our business platform.

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

Fair Value Measurement

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 Fair Value Measurements and Disclosures on January 1, 2008 we determine the fair values of our financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. We use various valuation techniques depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models.  When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, we determine fair value using assumptions that we believe a market participant would use in pricing the asset or liability.

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

For additional information and discussion, see Note 2 and Note 4 to the consolidated financial statements included elsewhere in this report.

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

 In conjunction with our new operating structure that became effective July 13, 2009, we adopted the provisions of ASC Topic 825.  ASC Topic 825 Financial Instruments permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We apply the provisions of ASC Topic 825 to the borrower loans and Notes issued subsequent to July 13, 2009 on an instrument by instrument basis.  We did not apply the provisions of ASC Topic 825 to loans issued prior July 13, 2009.  The aggregate fair value of the borrower loans and Notes are reported as separate line items in the assets and liabilities sections of the consolidated balance sheet using the methods described in ASC Topic 820.

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
For borrower loans and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of June 30, 2010:

Monthly prepayment rate speed	1.50%
Recovery rate	4.86%
Discount rate *	27.03%
Weighted Average Default Rate	7.60%
* This is the weighted average discount rate among all of Prosper’s credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at June 30, 2010 for borrower loans and Notes are presented in the following table:

		Payment
	Borrower	Dependent
	Loans	Notes
Discount rate assumption:	27.03%	27.03%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(167,400)	$165,000
200 basis point increase	(300,900)	296,700
Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$105,700	$(104,200)
200 basis point decrease	245,300	(241,800)

Default rate assumption:	7.60%	7.60%
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(77,700)	$83,800
20% higher default rates	(154,000)	166,100
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$79,100	$(85,400)
20% lower default rates	159,800	(172,400)

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

For additional information and discussion, see Note 2 and Note 4 to the consolidated financial statements included elsewhere in this report.

Servicing Rights

We account for our servicing rights under the fair value measurement method of reporting in accordance with ASC Topic 860, Transfers and Servicing.  Under the fair value method, we measure servicing rights at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

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

For additional information and discussion, see Note 2 and Note 3 to the consolidated financial statements included elsewhere in this report.

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

At June 30, 2010 and December 31, 2009, we have recorded a repurchase obligation of $71,001 and $40,001, respectively.  For the three months ended June 30, 2010 we received $1,403 in recoveries, and for the three months ended June 30, 2009 we repurchased loans and Notes of $14,344, net of recoveries.  For the six months ended June 30, 2010 we received $3,370 in recoveries and for the six months ended June 30, 2009, the Company repurchased loans and Notes of $24,576, net of recoveries.  The overall decrease in the number of repurchases is due in large part by the Company’s increased efforts in identifying and preventing various fraud schemes.  However, overall increase in the provision from the prior year end is due to the increase in the number and amount of originations in the first half of 2010.  Although we believe our fraud controls have resulted in a lower incidence of fraud in 2010, as compared to prior years, our controls are largely based on experience from past fraud attempts. Accordingly, future repurchase and repayment obligations could vary significantly from our estimates.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition.  Under ASC Topic 605, Prosper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price of the services is fixed and determinable and collectibility is reasonably assured.

Agency Fees

Borrowers with a AA Prosper Rating are charged 0.5% with no minimum fee and borrowers with a Prosper Rating of A through HR are charged 3% or $50, whichever is greater.  In July of 2010 we implemented a new fee structure for borrowers with a AA Prosper Rating are charged 0.5% with no minimum fee, borrowers with a Prosper Rating of A or B are charged 3.0% or $75, whichever is greater, and borrowers with C through HR are charged 4.5% or $75, whichever is greater.  Agency fees are charged by WebBank and we receive amounts equal to the transaction fees as compensation for loan origination activities.

Servicing Fees

Loan servicing revenue includes loan servicing fees and non-sufficient funds fees on loans originated prior to October 16, 2008.  Loan servicing fees are accrued daily based on the current outstanding loan principal balance of (a) borrower loan(s), but are not recognized until payment is received due to uncertainty of collection of borrower loan payments.  Currently, we charge servicing fees at an annualized rate of 1.0% of the outstanding principal balance of a Prosper borrower member’s loan, which we deduct from each lender member’s share of borrower loan payments.  Overtime we expect that the servicing fees that we receive will ultimately decrease to zero as the loans originated prior to October 16, 2008 mature.

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

Stock-Based Compensation

We account for stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Compensation – Stock Compensation.  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model.  The stock-based compensation expense related to awards that are expected to vest is amortized over the vesting term of the stock-based award, which is generally four years.

Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense.  The forfeiture rate is estimated based on historical experience and revised on a quarterly basis.  The significant assumptions used in the calculation of stock based compensation are discussed in detail in Note 2 to our consolidated financial statements included elsewhere in this report.

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

Income Taxes

ASC Topic 740, Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.  We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Results of Operations

Our results of operations for the three and six months ended June 30, 2010 and 2009, together with the percentage change between periods, are set forth below.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,				Change from prior period		Six Months Ended June 30,				Change from prior period
	2010		2009				2010		2009
		As % of sales		As % of sales	$ Increase / (Decrease)%			As % of sales		As % of sales	$ Increase / (Decrease)%
Revenues
Agency fees	$171,665		$1,125		$170,540	15159%	$320,270		$1,125		$319,145	28368%
Loan servicing fees	35,536		143,737		(108,201)	(75%)	100,621		324,679		(224,058)	(69%)
Interest income (expense) on Borrower Loans
and Borrower Payment Dependent Notes, net	28,426		-		28,426	n/a	54,300		-		54,300	n/a
Rebates and promotions	(18,200)		-		(18,200)	n/a	(19,868)		-		(19,868)	n/a
	217,427		144,862		72,565	50%	455,323		325,804		129,519	40%
Cost of Revenues
Cost of services	(220,831)	(102%)	(103,766)	(72%)	(117,065)	113%	(403,222)	(89%)	(224,375)	(69%)	(178,847)	80%
Provision for loan and Note repurchases	(19,597)	(9%)	24,737	17%	(44,334)	(179%)	(27,631)	(6%)	24,506	8%	(52,137)	(213%)
Total revenues, net	(23,001)		65,833		(88,834)	(135%)	24,470		125,935		(101,465)	(81%)

Operating expenses
Compensation and benefits	1,078,904	496%	1,264,344	873%	(185,440)	(15%)	2,253,729	495%	2,693,973	827%	(440,244)	(16%)
Marketing and advertising	97,253	45%	34,873	24%	62,380	179%	384,301	84%	66,199	20%	318,102	481%
Depreciation and amortization	148,433	68%	141,639	98%	6,794	5%	278,164	61%	297,476	91%	(19,312)	(6%)
General and administrative
Professional services	684,775	315%	643,910	444%	40,865	6%	1,408,984	309%	1,560,994	479%	(152,010)	(10%)
Facilities and maintenance	155,756	72%	166,423	115%	(10,667)	(6%)	319,612	70%	339,599	104%	(19,987)	(6%)
Other	599,312	276%	432,044	298%	167,268	39%	914,640	201%	698,336	214%	216,304	31%
Total expenses	2,764,433		2,683,233		81,200	3%	5,559,430		5,656,577		(97,147)	(2%)
Loss before other income (expense)	(2,787,434)		(2,617,400)		(170,034)	6%	(5,534,960)		(5,530,642)		(4,318)	0%

Other income (expense)
Interest Income	3,860	2%	10,188	7%	(6,328)	(62%)	4,329	1%	35,604	11%	(31,275)	(88%)
Change in fair value on Borrower Loans
and Borrower Payment Dependent Notes, net	143,099	66%	-	0%	143,099	n/a	233,808	51%	-	0%	233,808	n/a
Loss on impairment of fixed assets	(3,179)	(1%)	-	0%	(3,179)	n/a	(3,179)	(1%)	(40,515)	(12%)	37,336	(92%)
Other income	15,090	7%	9,897	7%	5,193	52%	28,717	6%	47,236	14%	(18,519)	(39%)
Total other income	158,870		20,085		138,785	691%	263,675		42,325		221,350	523%
Loss before income taxes	(2,628,564)		(2,597,315)		(31,249)	1%	(5,271,285)		(5,488,317)		217,032	(4%)
Income taxes	-	0%	-	0%	-	n/a	-	0%	-	0%	-	n/a
Net Loss	$(2,628,564)		$(2,597,315)		$(31,249)	1%	$(5,271,285)		$(5,488,317)		$217,032	(4%)

Revenues

Agency Fees

Agency fees for the three and six months ended June 30, 2010, were $171.7 thousand and $320.3 thousand, representing an increase of $170.5 thousand and an increase of $319.1 thousand, as compared to $1.1 thousand for the three and six months ended June 30, 2009, respectively.   These significant increases are due to the fact the company was not originating any new loans from October 2008 through July of 2009, except for 13 loans originated in the three and six months ended June 30, 2009 when Prosper briefly re-opened in the State of California from April 28, 2009 to May 8, 2009.  These loans were funded by Prosper and no Notes were sold to California residents.  Prosper originated 1,539 and 2,782 loans in the three and six months ended June 30, 2010.

Loan Servicing Fees

For the three and six months ended June 30, 2010, loan servicing fees were $35.5 thousand and $100.6 thousand, representing a decrease of $108.2 thousand and a decrease of $224.1 thousand, as compared to $143.7 thousand for the three months ended June 30, 2009, and $324.7 thousand for the six months ended June 30, 2009, respectively.  The decrease in loan servicing fees is attributed primarily to the overall decrease in the outstanding principal balance of loans serviced from the comparable prior year periods.

Interest Income on Borrower Loans and Payment Dependent Notes

Gross interest income earned and gross interest expense incurred were $628.4 thousand and $600.0 thousand, respectively for the three months ended June 30, 2010, resulting in net interest income of $28.4 thousand. Gross interest income earned and gross interest expense incurred for the six month ended June 30, 2010 were approximately $1.1 million and $1.0 million, netting to $54.3 thousand in interest income. As we did not implement our new operating structure until July 13, 2009, there was no gross interest income earned or gross interest expense incurred for the corresponding period in 2009.  Over time, we expect that revenues and expenses related to borrower loans and Notes will increase as we grow our platform.

Cost of Revenues

Cost of Services

Our cost of services are comprised primarily of credit bureau fees, payments to strategic partners, collection expenses, the change in fair value of servicing rights and other expenses directly related to loan funding and servicing.  Cost of service expenses were $220.8 thousand and $403.2 thousand for the three and six months ended June 30, 2010, an increase of 113% and 80%, as compared to $103.8 thousand for the three months ended June 30, 2009, and $224.4 thousand for the six months ended June 30, 2009, respectively. The increase is primarily due to the fact that we were operating in a quiet period and did not incur expenses related to our loan origination activities. For the first six months of 2009, we were subject to minimum monthly fees under our credit bureau contract, and we were not yet incurring expenses related our secondary market trading partner which did not launch until July 2009.

Loan and Note Repurchases

Judgments in our favor have lead to recoveries during the period which correspond to certain loan repurchases.  For the three and six months ended June 30, 2010, we received recoveries on prior repurchased loans of approximately $1.4 thousand and $3.4 thousand, respectively.  For the three and six months ended June 30, 2009, we recorded recoveries on prior repurchase losses of approximately $2.3 thousand and $4.6 thousand, respectively.  There were no repurchased loans for the six months ended June 30, 2010, as compared to repurchase losses of $29.1 thousand for the six months ended June 30, 2009.  We continue to devote a significant amount of attention to fraud prevention and will continue to implement  fraud control procedures to maintain a low level of repurchased loans.

Other Income (Expense)

Interest Income

       Interest income on cash and cash equivalents was $3.9 thousand and $4.3 thousand for the three and six months ended June 30, 2010, a decrease of 62% and 88% as compared to $10.2 thousand and $35.6 thousand for the three and six months ended June 30, 2009, respectively.  The decrease in investment income is primarily attributable to lower average cash balances through the first four months of 2010 as compared to 2009.

Change in Fair Value on Borrower Loans and Payment Dependent Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures, we elected to account for unrealized gains or losses on the borrower loans and borrower payment dependent notes on a fair value basis.  These amounts are included as a component of other income (expense) in our consolidated statement of operations. The total fair value adjustment was $1.6 million and $1.8 million for the Borrower Loans and Notes, respectively, resulting in a net unrealized gain of $233.8 thousand for the six months ended June 30, 2010.  The total fair value adjustment was $978.5 thousand and $1.1 million for the Borrower Loans and Notes, respectively, resulting in a net unrealized gain of $143.1 thousand for the three months ended June 30, 2010.

Impairment of Fixed Assets

During the first quarter of 2009 and second quarter of 2010, management made the decision to discontinue the development of one of our planned software development projects. The software assets previously capitalized in 2008 and in the first quarter of 2010 were deemed to be impaired in accordance with ASC Topic 360. An impairment charge of $40,515, encompassing the amount capitalized in 2008, is included as a component of other income (expense) in our consolidated statement of operations for the six months ended June 30, 2009.  An impairment charge of $3,179, encompassing the amount capitalized in the first quarter of 2010, is included as a component of other income (expense) in our consolidated statements of operations for the three and six months ended June 30, 2010.

Other Income

        Other income consists primarily of credit referral fees, where partner companies pay us an agreed upon amount for referrals of customers from our website.  Other income was $15.1 thousand and $28.7 thousand for the three and six months ended June 30, 2010, an increase of 52% and a decrease of 39% as compared to $9.9 thousand and $47.2 thousand for the three and six months ended June 30, 2009.  The increase in other income for the three months ended from June 30, 2009 to the three months ended June 30, 2010 was due to an increase in the number of partner companies that we signed contracts with during the three months ended June 30, 2010.  The decrease in other income for the six months ended from June 30, 2009 to the six months ended June 30, 2010 was primarily due to the loss of a credit referral partner which was in place in the first quarter of 2009 combined with the slight decline in the amount of volume for other credit referral partners.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change from prior period		2010	2009	Change from prior period
	Unaudited	Unaudited	$ Increase / (Decrease)	%	Unaudited	Unaudited	$ Increase / (Decrease)%
Operating expenses
Compensation and benefits	$1,078,904	$1,264,344	$(185,440)	(15%)	$2,253,729	$2,693,973	$(440,244)	(16%)
Marketing and advertising	97,253	34,873	62,380	179%	384,301	66,199	318,102	481%
Depreciation and amortization	148,433	141,639	6,794	5%	278,164	297,476	(19,312)	(6%)
General and administrative
Professional services	684,775	643,910	40,865	6%	1,408,984	1,560,994	(152,010)	(10%)
Facilities and maintenance	155,756	166,423	(10,667)	(6%)	319,612	339,599	(19,987)	(6%)
Other	599,312	432,044	167,268	39%	914,640	698,336	216,304	31%
Total expenses	$2,764,433	$2,683,233	$81,200	3%	$5,559,430	$5,656,577	$(97,147)	(2%)

[Missing

Operating Expenses

Compensation and benefits were $1.1 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively, a $185.4 thousand or 15% decrease.  Compensation and benefits were $2.3 million and $2.7 million for the six months ended June 30, 2010 and 2009, respectively, a $440.2 thousand or 16% decrease. The decreases were predominantly due to employee reductions through voluntary and involuntary terminations which in turn decreased salaries and wages, related payroll taxes and benefits expense.  In addition, there was a reduction in the amount of contract labor we used, a decrease in stock-based compensation expense as well as the general increase in the amount of salaries that we capitalized related to the development of internal use software.  We have several open positions that we are actively recruiting for and we expect compensation and benefit expense to increase accordingly.

Marketing and advertising costs consist primarily of search engine marketing, online and offline campaigns, marketing promotions, affiliate marketing, public relations and direct mail marketing.  Marketing and advertising costs were $97.3 thousand for the three months ended June 30, 2010 compared to $34.9 thousand for the three months ended June 30, 2009, an increase of $62.4 thousand or 179%.  For the six months ended June 30, 2010, marketing and advertising costs were $384.3 thousand compared to $66.2 thousand for the three months ended June 30, 2009, an increase of $318.1 thousand or 481%. The increase in marketing and advertising expenditures resulted from the fact that we were operating in a quiet period during the first half of 2009.  During the first six months of 2010, we have increased our marketing spend to attract borrowers and increase investments by our lender members.

Depreciation and amortization expense was $148.4 thousand for three months ended June 30, 2010, an increase of $6.8 thousand or 5% as compared to $141.6 thousand for the three months ended June 2009, respectively.  This increase is due to the implementation of a new loan servicing platform being placed in service in May of 2010.  For the six months ended June 30, 2010 and 2009, depreciation and amortization expense was $278.2 thousand and $297.5 thousand, a $19.3 thousand or 6% decrease, respectively. The decreases were primarily due to assets becoming fully depreciated during the period and were partially offset by the new loan servicing platform that was placed in service as noted above.

General and Administrative Expenses

Professional service expenses are comprised of legal expenses, audit and accounting fees and consulting services.  For the three months ended June 30, 2010, professional expenses were $684.8 thousand, an increase of $40.9 thousand or 6% as compared to $643.9 thousand for the three months ended June 30, 2009.  We incurred higher legal fees associated with the class action lawsuit as discussed in Note 12, and increased audit and tax fees associated with the regulatory requirements of being an SEC registrant  for the three months ended June 30, 2010.  These increases were partially offset by a decrease in legal fees associated with the post-effective amendment to our registration statement for the three months ended June 30, 2010 as compared to the fees associated with the preparation of our initial registration statement during the three months ended June 30, 2009.  For the six months ended June 30, 2010, professional expenses were approximately $1.4 million, an increase of $152.0 thousand or 10% as compared to approximately $1.6 million for the six months ended June 30, 2009.  Overall for the six months ended June 30, 2010, we incurred substantially decreased legal fees related to the post-effective amendment to our registration statement which were partially offset by an increase in legal fees associated with our class action lawsuit and a slight increase in consulting services related to analysis of our credit and risk policies as compared the six months ended June 30, 2009.

Facilities and maintenance expenses consist primarily of rents paid for our corporate office lease and data co-location facility, office expenses, hardware and software maintenance and support costs and equipment and software costs that did not meet capitalization criteria. Facilities and maintenance expenses for the three and six months ended June 30, 2010 were $155.8 thousand and $319.6 thousand, which represents a decrease of $10.7 thousand and $20.0 thousand, as compared to $166.4 thousand and $339.6 thousand for the three and six months June 30, 2009, respectively.  The overall decline in facilities and maintenance expenses is due to a reduction in office supply expense, software costs that did not meet capitalization criteria, and hardware and software maintenance and support costs.

Other general and administrative expenses consist of bank service charges, NASAA state penalty settlement expenses, travel and entertainment, taxes and licenses, communications costs, interest expense related to our convertible promissory notes and other miscellaneous expenses.  Other general and administrative expenses for the three and six months ended June 30, 2010 were $599.3 thousand and $914.6 thousand, which represents an increase of 39% and 31%, as compared to $432.0 thousand and $698.3 thousand for the three and six months ended June 30, 2010, respectively.  The increase is primarily due to the additional interest expense that we incurred in connection with the convertible promissory notes issued in 2009 and in the first four months of 2010 as discussed in Note 5 of our consolidated financial statements and recruiting fees, and was partially offset by decreases in NASAA state penalty settlement expenses as discussed in Note 12 and EDGAR printing and filing services during our process of getting our registration statement declared effective by the SEC.

Liquidity and Capital Resources

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through the end of 2010.  We had negative cash flows from operations of $4.8 million and $5.1 million for the six months ended June 30, 2010 and 2009, respectively.  Additionally, since our inception through June 30, 2010, we have an accumulated deficit of $45.9 million.

To date, we have financed our operations with proceeds primarily from the sale of equity securities. We are dependent upon raising additional capital or debt financing to fund our current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern.  Further, an unfavorable outcome of the class action lawsuit at the high end of the range could hinder our ability to continue operations, absent other extenuating circumstances. There can be no assurances as to the availability or terms upon which the required financing and capital might be available, however we believe that our current cash position is sufficient to meet our current liquidity needs.

Net cash used in operating activities was $4.8 million and $5.1 million for the six months ended June 30, 2010 and 2009, respectively.  Net cash used in operating activities consisted mostly of payroll and benefits, costs associated with legal and accounting services, marketing expenses and cost of service expenses.  The expected increase in origination revenue is expected to reduce our on-going cash requirements.

Net cash used in investing activities for the six months ended June 30, 2010 was $9.4 million which consisted of $12.3 million of originations of borrower loans, and purchases of property plant and equipment of $235.2 thousand which consisted of the purchase of office property and equipment, computer hardware and software and capitalized internal use software, which was offset by borrower loan repayments of $3.1 million.

Net cash provided by financing activities for the six months ended June 30, 2010 was $22.6 million which consisted of proceeds from the issuance of convertible preferred stock of $14.7 million from the issuance of Lender Notes of $12.3 million, proceeds from the issuance of promissory notes of $2.5 million, proceeds from the issuance of common stock of $6.5 thousand which were offset by repayments of promissory notes of $3.7 million, repayment of Lender Notes of $3.0 million and cash payments related to the issuance of convertible preferred stock of $275.9 thousand.

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. As of June 30, 2010 the remaining principal balance remaining on the note was $300,000.  We paid a principal payment in the amount of $20,000 in June 2010 with the remaining principal amount of $300,000 due in June 2011.

On November 10, 2009, the Company and QED Fund I, L.P., a Delaware limited partnership (“QED”), entered into a Note and Warrant Purchase Agreement (the “QED Purchase Agreement”), pursuant to which, we issued to QED a Convertible Promissory Note (the “QED Note”) dated as of November 10, 2009.  The QED Note has a principal amount of $1,000,000.  Interest on the QED Note accrues at a per annum rate of 15.0%. In connection with the consummation of the Series D Financing, the QED Note and all accrued interest thereunder was converted into Series D preferred stock equal to principal and accrued interest of $1,064,521 on the QED Note, plus $300,000 which represented consideration for QED’s agreement to convert the QED Note prior to its maturity date.

In connection with the QED Purchase Agreement, we also issued to QED a fully vested warrant (the “QED Warrant”) to purchase 164,178 shares of our common stock at an exercise price of $0.56 per share. The QED Warrant is exercisable any time from the date of issuance and will expire on November 10, 2014. The Company allocated the QED Note proceeds to the QED Note and QED Warrants based on their relative fair values. The relative fair value attributable to the QED Warrant is $37,740, which was recorded as a discount to the QED Note and a corresponding credit to additional paid-in capital.  The remaining debt discount of $34,595 was fully amortized to interest expense upon the conversion of the QED Note.

On February 1, 2010, we entered into a Note and Warrant Purchase Agreement (the “February Bridge Purchase Agreement”) with certain of our existing investors, pursuant to which, we issued and sold to such investors a series of Convertible Promissory Notes (the “February Bridge Notes”) in the aggregate principal amount of $2,000,000. Interest on the February Bridge Notes accrued at a per annum rate of 15.0%.  In connection with the consummation of the Series D financing, the principal and accrued interest of $2,060,822 under the February Bridge Notes were converted into Series D preferred stock.

In connection with the February Bridge Purchase Agreement, we issued to the February Bridge Note purchasers fully vested warrants (the “February Bridge Warrants”) to purchase an aggregate of 328,356 shares of our Common Stock at an exercise price of $0.56 per share.  The February Bridge Warrants are exercisable any time from the date of issuance and will expire on February 1, 2015. We allocated the February Bridge Note proceeds to the convertible February Bridge Note and February Bridge Warrants based on their relative fair values. The relative fair value attributable to the February Bridge Warrants is $95,532, which was recorded as a discount to the February Bridge Note and a corresponding credit to additional paid-in capital.  The debt discount of $96,625 was fully amortized to interest expense upon the conversion of the February Bridge note.

On March 15, 2010, we entered into a Note Option Agreement (the “Larsen Option Agreement”) with Christian A. Larsen, our Chairman and Chief Executive Officer as well as one of our principal stockholders, pursuant to which, Mr. Larsen granted the Company an option (the “Option”) to sell him an aggregate principal amount of up to $300,000 of unsecured Convertible Promissory Notes (the “Larsen Bridge Notes”), in $100,000 increments.  On March 22, 2010, we exercised the Option in full and sold to Mr. Larsen, Larsen Bridge Notes in the aggregate principal amount of $300,000.  Interest on the Larsen Bridge Notes accrued at a per annum rate of 15.0%.  Principal and accrued interest of $303,575 was paid in a single payment on April 19, 2010.

On April 1, 2010, we entered into a Note Purchase Agreement with certain of our existing investors, pursuant to which, we issued and sold an additional series of unsecured Convertible Promissory Notes (the “April Bridge Notes”), dated as of April 1, 2010, in the aggregate principal amount of $250,000.  Interest on the April Bridge Notes accrued at a per annum rate of 15.0%.  All principal and accrued interest of $251,541 was converted into Series D preferred stock.

We have assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $57.7 million, which represents the remaining outstanding principal amount of $13.7 million and loans charged off of $44.0 million as of June 30, 2010.  For more information, see Note 12 of our consolidated financial statements located elsewhere in this report.

Since our inception, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Income Taxes

We incurred no income tax provision for the three and six months ended June 30, 2010 and 2009.  Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization and use of net operating loss carry forwards.

ASC Topic 740, Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.  We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Off-Balance Sheet Arrangements

As of June 30, 2010, we have not engaged in any off-balance sheet financing activities.  We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

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
The Prosper Ratings that were in place as of June 30, 2010 and the estimated loss ranges associated with them are as follows:

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

The following table provides an example of how the system works. Each of the two scores is divided into 10 segments and each cell indicates an estimated loss rate based on the intersection of the two scores. The score ranges were chosen based on loss rate differentiation. Estimated net loss rates for the cells in the chart below are based on performance of historical Prosper borrower loans through March 31, 2009, that fall into given cells; cells are combined due to small volumes or similar behavior, or both.  For example, a borrower listing with a Prosper score of 9 and a credit agency score of 715 has an estimated loss rate of 2.1%.  The 2.1% loss rate equates to an “A” Prosper Rating.  The loss rates will be updated at least annually, but no more frequently than quarterly, based on the performance history of the borrower loans.  These are the estimated loss rates that are published on our website as of June 30, 2010.

		Experian Scorex PLUS Score
	Prosper Score/ (raw score)	600-619	620-639	640-679	680-699	700-729	730-769	770-799	800+
1	(35.0-100)	34.5%	34.5%	34.5%	34.5%	34.5%	34.5%	34.5%	34.5%
2	(28.0-34.99)	25%	25%	25%	25%	25%	18%	18%	18%
3	(22.0-27.99)	25%	25%	25%	25%	18%	18%	18%	18%
4	(18.0-21.99)	19%	19%	18%	18%	18%	18%	8.5%	6.2%
5	(13.0-17.99)	19%	19%	18%	18%	18%	18%	8.5%	6.2%
6	(11.0-12.99)	14.7%	14.7%	14%	14%	10%	10%	7%	1.5%
7	(9.0-10.99)	14.7%	14.7%	10%	10%	10%	10%	7%	1.5%
8	(7.0-8.99)	14.7%	14.7%	10%	10%	8%	5%	2.1%	1.5%
9	(4.0-6.99)	14.7%	14.7%	6.5%	6.5%	2.1%	2.1%	2.1%	1.5%
10	(0.0-3.99)	14.7%	14.7%	6.5%	6.5%	2.1%	0.6%	0.6%	0.6%

Recent Loan Originations

The table below shows loan volume and average lender yield by Prosper Rating for originations since July 13, 2009 as of June 30, 2010.

July 13, 2009 - June 30, 2010 Originations
Prosper Score	Number	Amount	Average Loan Amount	Weighted Average Lender Yield
AA	692	$4,185,643	$6,049	8.55%
A	1,150	5,824,808	5,065	9.49%
B	269	1,681,401	6,251	14.07%
C	870	3,331,667	3,830	20.36%
D	872	3,303,725	3,789	25.87%
E	421	1,136,552	2,700	31.15%
HR	542	1,737,376	3,205	31.07%
Total	4,816	$21,201,172	$4,402	16.86%

Historical Performance

The following four tables show loan performance through June 30, 2010 by Prosper Rating and loan age.  Loans originated prior to 2009 were not assigned a Prosper Rating.  In order to view performance on a comparable basis, loans originated prior to 2009 were retroactively assigned a Prosper Rating based upon their applicable listing characteristics.  The “No Rating” category includes loans with a credit score of less than 640 as well as loans for or which we could not generate a Prosper Rating because the credit variables needed to determine the rating were not available.

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
as of June 30, 2010
	Prosper Rating
Age in Months:	AA	A	B	C	D	E	HR	No Rating
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.19%	0.17%	0.00%	0.36%	0.30%	0.66%	0.85%	2.39%
3	0.19%	0.34%	0.00%	0.73%	0.81%	1.00%	2.39%	4.73%
4	0.40%	0.52%	0.33%	1.47%	1.75%	1.00%	4.13%	7.66%
5	0.32%	0.81%	0.68%	1.80%	2.13%	2.22%	5.74%	8.69%
6	0.33%	0.83%	0.69%	2.29%	2.69%	2.76%	6.97%	9.14%
7	0.34%	0.94%	1.06%	2.98%	2.80%	3.66%	7.87%	9.09%
8	0.71%	1.45%	1.44%	3.35%	2.97%	3.59%	8.30%	9.06%
9	0.86%	1.59%	1.48%	3.34%	3.71%	3.68%	8.79%	9.11%
10	0.64%	1.43%	1.53%	3.37%	3.55%	4.55%	8.77%	9.46%
11	0.27%	1.26%	1.18%	3.68%	3.86%	5.25%	8.53%	9.53%
12	0.41%	1.83%	2.00%	4.06%	4.63%	5.16%	8.55%	9.14%
13	0.57%	2.10%	2.48%	3.80%	5.44%	4.46%	9.35%	9.04%
14	0.29%	1.71%	2.55%	3.84%	4.87%	5.36%	9.76%	8.84%
15	0.15%	1.75%	1.77%	4.12%	4.19%	5.72%	9.51%	8.81%
16	0.32%	1.92%	2.26%	5.03%	4.30%	5.86%	9.49%	8.70%
17	0.66%	1.99%	3.79%	5.30%	3.79%	4.46%	8.80%	8.16%
18	1.38%	2.29%	2.46%	5.65%	3.93%	3.69%	9.05%	8.28%
19	1.62%	1.82%	3.00%	3.91%	4.26%	4.28%	9.11%	8.30%
20	1.52%	2.14%	2.06%	3.04%	4.23%	4.08%	8.22%	8.40%
21	1.21%	2.29%	3.35%	3.03%	4.56%	3.99%	8.25%	8.11%
22	1.59%	2.42%	5.03%	3.76%	4.22%	3.04%	8.53%	7.68%
23	1.51%	2.55%	4.23%	4.48%	4.32%	4.28%	8.43%	7.45%
24	0.61%	2.55%	3.23%	4.21%	3.74%	5.76%	8.62%	7.51%
25	2.14%	2.69%	1.85%	4.54%	4.45%	6.30%	9.11%	7.44%
26	2.54%	2.76%	4.35%	3.80%	4.56%	5.70%	8.59%	7.87%
27	3.28%	2.92%	2.53%	3.70%	5.21%	5.59%	8.13%	7.69%
28	1.32%	2.67%	3.17%	3.55%	4.56%	5.22%	8.05%	7.86%
29	0.00%	3.72%	0.00%	3.35%	4.71%	6.14%	7.44%	7.92%
30	0.00%	3.23%	2.13%	3.24%	3.87%	7.95%	7.79%	7.83%
31	0.00%	3.85%	5.00%	4.83%	3.44%	5.48%	6.64%	7.51%
32	0.00%	3.85%	5.56%	3.36%	4.19%	7.46%	6.77%	7.36%

The table below shows 31-120 day past due delinquency rates for loans originated from July 13, 2009 to June 30, 2010.  We have included actual historical delinquency rates compared to estimated delinquency rates for borrower loans originated after July 13, 2009, as shown below.  We consider loans more than 30 days past due to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.

Unit Delinquency Rate by Cycle for Loans Originated From July 13, 2009
31+ Days Past Due / Number Loans Outstanding
as of June 30, 2010
	Prosper Rating
	AA		A		B		C		D		E		HR
Age in Months:	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.18%	0.00%	0.22%	0.00%	0.00%	0.00%	0.58%	0.00%	0.92%	0.00%	0.30%	0.00%	1.28%	0.00%
3	0.21%	0.28%	0.40%	0.52%	0.00%	0.78%	1.16%	1.11%	1.89%	1.48%	2.10%	1.79%	2.79%	4.37%
4	0.25%	0.50%	0.64%	0.95%	2.13%	1.43%	1.18%	2.07%	3.48%	2.76%	3.39%	3.32%	5.82%	8.00%
5	0.60%	0.71%	0.57%	1.38%	2.59%	2.07%	1.83%	3.01%	4.86%	4.00%	3.24%	4.79%	3.83%	11.39%
6	1.09%	0.72%	1.59%	1.39%	3.23%	2.08%	2.21%	3.02%	4.68%	4.00%	4.00%	4.80%	4.35%	11.42%

The following table shows cumulative average annualized dollar loss rates for loans originated prior to July 13, 2009.

Cumulative Average Annual Loss % for Loans Originated Prior to July 13, 2009
as of June 30, 2010

	Prosper Rating
Age in Months:	AA	A	B	C	D	E	HR	No Rating
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.28%	0.00%	0.00%	0.00%	0.00%	0.00%	0.05%
3	0.00%	0.19%	0.00%	0.00%	0.00%	0.00%	0.35%	0.07%
4	0.00%	0.15%	0.00%	0.00%	0.09%	0.00%	0.47%	0.06%
5	0.10%	0.37%	0.00%	0.56%	0.36%	1.76%	2.26%	3.37%
6	0.42%	0.79%	0.00%	2.05%	1.27%	1.57%	4.62%	6.81%
7	0.37%	0.85%	0.00%	3.64%	2.65%	1.75%	6.82%	10.59%
8	0.33%	0.86%	0.00%	3.71%	3.08%	3.14%	9.81%	12.99%
9	0.53%	1.20%	0.13%	5.36%	4.15%	4.33%	12.42%	15.54%
10	0.89%	1.51%	0.87%	7.18%	4.96%	5.84%	14.62%	17.10%
11	1.78%	1.98%	1.14%	7.12%	5.78%	7.18%	16.54%	18.68%
12	1.86%	2.13%	1.33%	7.84%	6.37%	8.10%	18.56%	20.04%
13	1.76%	2.41%	1.46%	8.87%	7.46%	9.32%	19.44%	21.10%
14	1.71%	2.51%	1.81%	9.54%	7.99%	10.13%	20.51%	22.11%
15	1.81%	2.71%	2.39%	9.77%	8.79%	10.39%	21.59%	22.60%
16	2.16%	3.08%	2.41%	10.36%	9.24%	11.36%	22.37%	23.26%
17	2.09%	3.30%	2.81%	10.56%	9.68%	12.49%	23.58%	23.69%
18	2.03%	3.41%	3.75%	11.20%	10.05%	12.88%	24.04%	23.99%
19	1.97%	3.77%	3.80%	12.37%	10.13%	13.40%	24.50%	24.23%
20	2.34%	3.83%	4.58%	12.74%	10.15%	13.73%	25.20%	24.37%
21	2.54%	4.02%	4.70%	13.12%	10.49%	13.68%	25.65%	24.66%
22	2.80%	4.04%	4.86%	13.07%	10.72%	13.66%	25.86%	25.06%
23	2.76%	4.07%	5.06%	13.04%	10.94%	13.89%	26.18%	25.27%
24	2.84%	4.29%	5.17%	13.15%	10.95%	13.84%	26.42%	25.40%
25	2.93%	4.39%	5.27%	13.28%	11.16%	13.83%	26.63%	25.53%
26	2.95%	4.42%	5.23%	13.41%	11.17%	13.96%	26.82%	25.67%
27	2.93%	4.53%	5.30%	13.56%	11.12%	14.28%	27.01%	25.73%
28	3.04%	4.55%	5.47%	13.62%	11.36%	14.31%	27.12%	25.80%
29	3.03%	4.58%	5.46%	13.62%	11.36%	14.29%	27.22%	25.93%
30	3.03%	4.59%	5.45%	13.63%	11.42%	14.26%	27.26%	26.05%
31	3.02%	4.59%	5.44%	13.62%	11.48%	14.28%	27.32%	26.12%
32	3.02%	4.61%	5.44%	13.61%	11.48%	14.26%	27.37%	26.23%
33	3.02%	4.61%	5.43%	13.60%	11.47%	14.25%	27.42%	26.33%
34	3.02%	4.69%	5.45%	13.61%	11.50%	14.27%	27.44%	26.40%
35	3.02%	4.69%	5.45%	13.61%	11.50%	14.34%	27.47%	26.45%
36	3.03%	4.69%	5.45%	13.61%	11.50%	14.34%	27.47%	26.51%

The following table shows cumulative average annualized dollar loss rates for loans originated from  July 13, 2009 to June 30, 2010.

Cumulative Average Annual Loss % for Loans Originated From July 13, 2009
as of June 30, 2010

	Prosper Rating
	AA		A		B		C		D		E		HR
Age in Months:	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
3	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
4	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
5	1.23%	0.44%	0.00%	0.88%	0.00%	1.33%	2.49%	2.01%	0.00%	2.71%	0.00%	3.43%	2.22%	9.03%
6	1.11%	0.73%	0.00%	1.45%	0.00%	2.20%	2.23%	3.30%	1.21%	4.43%	0.84%	5.59%	2.68%	14.23%

Historical Information About Prosper Borrower Members and Outstanding Borrower Loans

From November 2005 through July 12, 2009, we facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624.  As of June 30, 2010, 24.4% of the borrower loans were current, 40.3% were paid in full, 0.5% were 16 to 30 days past due, 1.7% were more than 30 days past due, and 32.8% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.  Of the 29,013 borrower loans 12,594 loans, or 43%, had been greater than 15 days past due at any time, 11,633 loans, or 40%, had been more than 30 days past due at any time, 10,930 or 38%, had been more than 60 days past due at any time. A total of 77 loans, with an aggregate original principal amount of $577,402 (0.3% of total) were repurchased by Prosper due to identification theft or operational issues.

The defaulted loans as of June 30, 2010 were comprised of 9,529 borrower loans, equaling a total net defaulted amount of $44,151,764 for loans originated prior to July 13, 2009.  Of these 9,529 defaulted loans, 1,043 were loans in which the borrowers had filed for bankruptcy, equaling $5,255,941 in net defaulted amount.

The following table presents additional aggregated information as of June 30, 2010 regarding delinquencies, defaults and borrower payments, grouped by Prosper Rating, for all loans originated on our website from November 2005 through July 12, 2009.  With respect to delinquent borrower loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of June 30, 2010.

Loan Originations
November 2005 - July 12th, 2009
(as of June 30, 2010)
		Total Loan Originations		Current Loans			16-30 Days Past Due
Prosper Rating		Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA		1148	$5,610,741	316	1,847,633	$556,667	1	7,500	$948
A		1241	6,315,414	480	2,579,434	793,054	3	18,000	8,661
B		319	2,254,565	122	807,158	221,719	1	10,000	3,625
C		1448	11,287,831	605	4,352,493	1,354,620	11	83,618	26,959
D		2048	14,156,042	884	5,872,526	1,804,210	14	106,579	31,310
E		622	3,750,560	269	1,520,705	488,150	4	21,000	4,867
HR		6914	67,881,305	2,131	18,129,333	5,031,962	46	434,544	110,822
N/A	1	15273	67,881,166	2,285	7,523,407	2,235,417	64	217,485	71,946

		29,013	$179,137,624	7,092	42,632,689	$12,485,798	144	898,726	$259,138
		avg loan size:	$6,174
percent of total				24.4%	23.8%		0.5%	0.5%

		Paid In Full		31+ Days Past Due			Defaulted 2
Prosper Rating		Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA		791	$3,393,643	10	110,700	$41,871	28	243,265	$160,988
A		647	3,114,830	17	101,600	34,700	91	495,800	311,977
B		164	1,192,407	4	34,000	15,010	28	211,000	131,917
C		570	4,311,659	25	213,550	68,568	228	2,255,411	1,560,510
D		755	5,279,604	40	246,450	98,471	352	2,643,083	1,837,173
E		207	1,199,531	17	126,500	60,824	124	881,824	619,134
HR		1,998	19,112,300	168	1,778,619	606,507	2,559	28,214,309	20,146,535
N/A	1	6,551	30,976,184	207	675,595	214,186	6,119	28,216,943	19,383,530

		11,683	$68,580,158	488	3,287,014	$1,140,137	9,529	63,161,636	$44,151,764

percent of total		40.3%	38.3%	1.7%	1.8%		32.8%	35.3%

		Repurchased					Default due to Delinquency:
Prosper Rating		Number	Origination Amount					8,486	$38,895,823
AA		2	$8,000
A		3	5,750
B		-	-				Default due to Bankruptcy3 :
C		9	71,100					1,043	$5,255,941
D		3	7,800
E		1	1,000
HR		12	212,200
N/A	1	47	271,552

		77	$577,402
percent of total		0.3%	0.3%
1	includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating
2	includes all loans >120 days past due
3
Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due. If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

From July 13, 2009 through June 30, 2010, Prosper facilitated 4,816 borrower loans with an average original principal amount of $4,402 and an aggregate original principal amount of $21,201,172.  As of June 30, 2010, 90.8% of the borrower loans were current or had not reached their first billing cycle and 6.6% were paid in full, 0.3% were 16 to 30 days past due, 1.6% were more than 30 days past due, and 0.7% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has filed a bankruptcy or which has been discharged in bankruptcy.  Of the 4,816 borrower loans 263 loans, or 5%, had been greater than 15 days past due at any time, 220 loans, or 5%, had been more than 30 days past due at any time, 96 or 2%, had been more than 60 days past due at any time.  There were no loans originated during this period that were repurchased by Prosper due to identification theft or operational issues.

The defaulted loans as of June 30, 2010 were comprised of 34 borrower loans, equaling a total net defaulted amount of $141,232 for loans originated from July 13, 2009.  Of these 34 defaulted loans, 7 were loans in which the borrowers had filed for bankruptcy, equaling $29,607 in net defaulted amount.

The following table presents additional aggregated information as of June 30, 2010, grouped by the Prosper Rating, for all loans originated on our website from July 13, 2009 through June 30, 2010.

Loan Originations
July 13, 2009 - June 30, 2010
(as of June 30, 2010)

	Total Loan Originations		Current Loans			16-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	692	$4,185,643	621	3,835,073	$3,288,713	1	6,500	$5,411
A	1150	5,824,808	1,076	5,569,491	4,857,710	-	-	-
B	269	1,681,401	251	1,564,061	1,374,308	1	7,500	6,124
C	870	3,331,667	782	2,924,327	2,553,309	5	6,450	5,890
D	872	3,303,725	776	2,967,995	2,710,120	2	3,000	2,626
E	421	1,136,552	381	1,028,351	940,465	1	1,200	1,013
HR	542	1,737,376	487	1,550,775	1,433,241	4	14,453	13,654

	4,816	21,201,172	4,374	19,440,073	$17,157,866	14	39,103	$34,718
	avg loan size:	$4,402

percent of total			90.8%	91.7%		0.3%	0.2%

	Paid In Full		31+ Days Past Due			Defaulted 1
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA	65	$292,070	3	30,000	$25,949	2	22,000	$21,460
A	61	215,418	10	27,900	25,147	3	11,999	10,933
B	13	86,840	2	8,000	7,628	2	15,000	14,348
C	63	283,290	15	87,400	79,820	5	30,200	29,741
D	60	220,350	24	84,300	79,324	10	28,080	27,120
E	26	67,001	9	31,700	29,964	4	8,300	8,064
HR	30	99,748	13	41,950	39,968	8	30,450	29,566

	318	$1,264,717	76	311,250	$287,800	34	146,029	$141,232

percent of total	6.6%	6.0%	1.6%	1.5%		0.7%	0.7%

	Repurchased					Default due to Delinquency:
Prosper Rating	Number	Origination Amount					27	$111,625
AA	-	$-
A	-	-
B	-	-				Default due to Bankruptcy2 :
C	-	-					7	$29,607
D	-	-
E	-	-
HR	-	-

	-	$-

percent of total	0.0%	0.0%

1	includes all loans >120 days past due
2	Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due. If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

The following table presents aggregate information as of June 30, 2010 regarding the results of our collection efforts for loans originated prior to July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.  For purposes of this portfolio analysis, we have excluded the 77 loans that Prosper repurchased due to identity theft or operational issues.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections	Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	46	$401,965	$26,282	$23,705	28	164,505	$3,517	$160,988
A	124	661,333	42,518	33,755	91	324,347	12,370	311,977
B	40	285,300	18,746	4,286	28	134,990	3,074	131,917
C	284	2,741,711	185,452	72,935	228	1,625,467	64,957	1,560,510
D	462	3,413,413	237,424	165,465	352	1,883,638	46,465	1,837,173
E	160	1,110,919	79,945	47,776	124	636,865	17,730	619,134
HR	2,994	32,601,767	2,358,246	1,269,086	2,559	20,790,522	643,986	20,146,535
NA	7,072	32,070,638	2,411,433	1,591,980	6,119	20,258,492	874,961	19,383,530

Totals	11,182	$73,287,047	$5,360,047	$3,208,987	9,529	$45,818,826	$1,667,061	$44,151,764

The following table presents aggregate information, as of June 30, 2010 regarding the results of our collection efforts for loans originated after July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections	Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	6	$58,500	$3,983	$667	2	$21,460	$-	$21,460
A	16	46,399	3,057	51	3	10,933	-	10,933
B	4	23,000	1,611	-	2	14,348	-	14,348
C	23	122,400	9,384	187	5	29,741	-	29,741
D	38	119,880	9,732	2,637	10	27,120	-	27,120
E	16	50,500	4,458	1,197	4	8,064	-	8,064
HR	27	86,500	7,364	2,816	8	29,767	201	29,566

Totals	130	$507,179	$39,589	$7,555	34	$141,433	$201	$141,232

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The discussion of the NASAA settlement agreement and the class action lawsuit set forth in “Note 12 Commitment and Contingencies” of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this report is incorporated herein by reference.  From time to time, we may be involved in various legal proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on our consolidated results of operation or financial position. However, because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations.    We are not currently subject to any other material legal proceedings.  Except for the above matters, we are not aware of any litigation matters which have had, or are expected to have, a material adverse effect on us.

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

Some of the borrowers on our platform are people who have had difficulty obtaining loans from other sources, including banks and other financial institutions on favorable terms, or on any terms at all, due to credit problems, limited credit histories, adverse financial circumstances, or high debt-to-income ratios.  Therefore, acquiring Notes that are dependent on payments we receive on the corresponding borrower loans of such borrowers may present a high risk of loan delinquency or default.  Since our inception in November 2005 through July 12, 2009, we facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624 on our platform.  A total of 77 loans were repurchased by Prosper due to identify theft or operational issues.  As of June 30, 2010, of the 29,013 borrower loans, 24.4% were current, 40.3% were paid in full, 0.5% were 16 to 30 days late, and 1.7% were more than 30 days late.  In addition, of these 29,013 loans:

•	12,594 loans, or 43%, have been more than 15 days past due on at least one occasion;

•	11,633 loans, or 40%, have been more than 30 days past due on at least one occasion;

•	10,930 loans, or 38% have been more than 60 days past due on at least one occasion;

•	9,529 loans or 33% had defaulted (a borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy).

From July 13, 2009 to June 30, 2010, we facilitated 4,816 borrower loans with an average original principal amount of $4,402 and an aggregate original principal amount of $21,201,172 on our platform.  There have been no repurchases by Prosper due to identity theft or operational issues during that time frame.  As of June 30, 2010, of the 4,816 borrower loans, 90.8% were current or had not reached their first billing cycle, 6.6% were paid in full, 0.3% were 16-30 days past due, 1.6% were more than 31 days past due, and 0.7% had defaulted.  In addition, of these 4,816 loans:

•	263 loans, or 5%, have been more than 15 days past due on at least one occasion;

•	220 loans, or 5%, have been more than 30 days past due on at least one occasion;

•	96 loans, or 2% have been more than 60 days past due on at least one occasion;

•	34 loans or 0.7% had defaulted (a borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy).

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

If a borrower fails to make a required payment on a borrower loan within 30 days of the due date, we will pursue reasonable collection efforts in respect of the borrower loan.  Referral of a delinquent borrower loan to a collection agency within five (5) business days after it becomes thirty days past due will be considered reasonable collection efforts.  Since our inception in November 2005 through July 12, 2009, we facilitated 29,013 borrower loans.  A total of 77 loans were repurchased by Prosper due to identity theft or operational issues with respect to the 29,013 borrower loans.  With respect to these 29,013 borrower loans as of June 30, 2010:

•	0.5% were 16 to 30 days late and 43.4% had been more than 15 days past due on at least one occasion; and

•	1.7% were more than 30 days late and 40.1% had been more than 30 days past due on at least one occasion.

From July 13, 2009 to June 30, 2010, we facilitated 4,816 borrower loans.  Of these 4,816 borrower loans, there were no loans repurchased by Prosper due to identity theft or operational issues, as of June 30, 2010.  With respect to these 4,816 borrower loans as of June 30, 2010:

•	0.3% were 16 to 30 days late and 5.5% had been more than 15 days past due on at least one occasion; and

•	1.6% were more than 30 days late and 4.6% had been more than 30 days past due on at least one occasion.

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

•
On November 26, 2008, Prosper and the North American Securities Administrators Association, or “NASAA,” executed a settlement term sheet.  The term sheet sets forth the material terms of a consent order to resolve matters relating to our sale and offer of unregistered securities and the omission of material facts in connection with such offers and sales.  NASAA has recommended that each state adopt the terms of the settlement, however, the settlement is not binding on any state.  The terms of the settlement involve our payment of up to $1 million, which NASAA has allocated among the 50 states and the District of Columbia, based on our loan sale transaction volume in each state prior to November 24, 2008.  We will not be required to pay any portion of the fine allocated to those states that do not execute a consent order with Prosper.  The terms of the settlement require the states to terminate their investigation of our activities related to the sale of securities before November 24, 2008.  If a state does not elect to participate in the NASAA settlement, such state would not be prevented from pursuing its own remedies in connection with our sale of securities before November 24, 2008.  On April 21, 2009, we reached agreement with NASAA on the final terms of the consent order for consideration by the states.  As of June 30, 2010 and December 31, 2009, the Company had accrued approximately $287,699 and $356,000, respectively, in connection with this contingent liability in accordance with ASC Topic 450.  As of June 30, 2010, the Company has entered into 31 consent order agreements and has paid an aggregate of $425,013 in penalties.

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

As a result of our prior operations, a lender member who holds a loan originated on our platform prior to October 15, 2008 may be entitled to rescind her purchase and be paid the unpaid principal amount of her borrower loan, plus statutory interest.  The aggregate principal amount of loans we originated on our platform from inception through October 14, 2008 by non affiliated purchasers is $178.1 million ($179.1 million total originations). Of this amount, as of June 30, 2010, $44.0 million had defaulted ($44.1 million total defaulted), and $13.7 million remained outstanding ($13.9 million total remained outstanding).  Prosper is potentially liable for the remaining outstanding principal amount if the current borrowers stop making payments.  We have not recorded an accrued loss contingency in respect of this contingent liability, although we intend to continue to monitor the situation.  Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation; however, the statute of limitations periods under state laws may extend for a longer period of time.  If a significant number of our lender members sought rescission, or if the class action securities lawsuit is successful, our ability to maintain our platform and service the borrower loans to which the Notes correspond may be adversely affected.

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through 2010.

Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses for a number of years as we grow our business.  For the periods ended June 30, 2010 and 2009 we had negative cash flows from operations of $4.8 million and $5.1 million, respectively.  Additionally, since our inception through June 30, 2010, we have an accumulated deficit of $45.9 million.

We have financed our operations, to date, primarily with proceeds from the sale of equity securities.  At June 30, 2010, we had approximately $9.0 million in unrestricted cash and cash equivalents.  We are dependent upon raising additional capital or debt financing to fund our current operating plan.  Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern.  Further, an unfavorable outcome of the class action lawsuit at the high end of the range could hinder Prosper’s ability to continue operations, absent

other extenuating circumstances.   Further, we can provide no assurances as to the availability or terms upon which the required financing and capital might be available.

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $57.7 million which represents the remaining outstanding principal amount of $13.7 million and loans charged off of $44.0 million as of June 30, 2010.

Risks Relating to Compliance and Regulation

Prosper’s administration of the automated bidding plan system could create additional liability for Prosper and such liability could be material

A lender can identify loans on Prosper’s website in one of two ways:  manually, or through an automated plan.  Automated plans are automated bidding tools that allow a lender to place bids efficiently using criteria the lender sets, without having to look through every listing or worry about listing end dates. A lender specifies the amount of money and minimum yield percentage to bid on listings that meet the lender’s criteria, such as Prosper Rating, number of current delinquencies, or other listing features. Prosper offers several plans as models with pre-filled criteria that will help get a lender started. Since our relaunch in July 2009, approximately 44% of the bids made on our platform (measured in terms of dollar volume) were made by members using our automated plan system.

Each automated plan represents a group of loan criteria, that if implemented, allow a lender to bid on loans meeting such criteria.  Since the Notes ultimately purchased through an automated plan are the same as Notes purchased manually, they present the same risks of non-payment as all Notes that may be purchased on Prosper’s website.  For example, as with any other Note purchased through Prosper’s website, there is a risk that a loan identified through an automated plan may become delinquent or default, and the estimated return and estimated loss for that loan individually, or the estimated loss or return for the plan as a whole, may not accurately reflect the actual return or loss on such loan.  If this were to occur, a lender who purchases a Note through an automated plan could pursue a claim against Prosper in connection with its representations regarding the performance of the loans bid upon through the plan.  An investor could pursue such a claim under various antifraud theories under federal and state securities law.  To date, no actions have been taken or threatened against us on this theory.  However, such actions could have a material adverse effect on our business.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On July 13, 2009, we commenced a public offering of up to $500,000,000 in principal amount of our Borrower Payment Dependent Notes pursuant to a Registration Statement on Form S-1 (File No. 333-147019). The offering is a continuous offering and remains ongoing. The registration statement was declared effective by the SEC on July 10, 2009.  From July 13, 2009 to August 11, 2010, we sold $23,859,603 in principal amount of Notes at 100% of their principal amount.  The Notes are offered only through our website, and there are no underwriters or underwriting discounts. As set forth in the registration statement, we have incurred estimated expenses of approximately $1,889,573 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a borrower loan through our platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4.  Removed and Reserved

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

Prosper Marketplace, Inc.
Date: August 13, 2010	By:	/s/ Christian A. Larsen
		Name:	Christian A. Larsen
		Title:	Chief Executive Officer (Principal Executive Officer)

Prosper Marketplace, Inc.
Date: August 13, 2010	By:	/s/ Kirk T. Inglis
		Name:	Kirk T. Inglis
		Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.