Form 10-Q
period 2010-09-30
PROSPER MARKETPLACE INC
filed 2010-11-12
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

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

As of November 11, 2010, there were 4,478,667 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions.   In particular, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements.

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

i

PART I. Financial Information
Item 1. Financial Statements
Prosper Marketplace, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note 2)
ASSETS
Cash and cash equivalents	$6,555,692	$616,089
Restricted cash	2,388,472	2,135,330
Servicing rights	6,720	24,319
Receivables	7,823	14,373
Borrower Loans Receivable at fair value	18,274,612	7,020,363
Property and equipment, net	852,522	861,923
Prepaid and other assets	160,288	190,174
Intangible assets, net	80,489	171,038
Total assets	$28,326,618	$11,033,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$421,948	$950,308
Accrued liabilities	1,207,430	1,071,759
Borrower Payment Dependent Notes at fair value	17,979,231	6,903,173
Repurchase obligation	71,001	40,001
Notes payable	283,080	1,273,312

Total liabilities	19,962,690	10,238,553

Commitments and contingencies (see Note 12)

Stockholders' Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding as of September 30, 2010 and December 31, 2009)	4,024	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding as of September 30, 2010 and December 31, 2009)	3,310	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized; issued and outstanding as of September 30, 2010 and December 31, 2009)	2,064	2,064
Convertible preferred stock – Series D ($0.001 par value; 20,543,819 shares authorized; 20,340,705 issued and outstanding as of September 30, 2010)	20,341	-
Convertible preferred stock – Series D-1 ($0.001 par value; 3,110,188 shares authorized; 3,110,188 issued and outstanding as of September 30, 2010)	3,110	-
Common stock ($0.001 par value; 43,563,435 shares authorized; 4,478,667 and 4,460,667 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively)	4,480	4,462
Additional paid-in capital	56,446,162	41,406,457
Accumulated deficit	(48,119,563)	(40,625,261)
Total stockholders' equity	8,363,928	795,056

Total liabilities and stockholders' equity	$28,326,618	$11,033,609

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Agency fees	$191,831	$67,348	$512,101	$68,273
Loan servicing fees	42,250	121,875	142,870	446,754
Interest income on Borrower Loans and Payment Dependent Notes, net	123,720	2,659	178,020	2,659
Rebates and promotions	3,251	-	(16,617)	-
	361,052	191,882	816,374	517,686

Cost of revenues
Cost of services	(265,485)	(152,428)	(668,708)	(376,803)
Provision for loan and Note repurchases	813	1,767	(26,817)	26,273
Net revenues	96,380	41,221	120,849	167,156

Operating expenses
Compensation and benefits	1,177,175	1,131,676	3,430,904	3,825,649
Marketing and advertising	103,036	167,435	487,337	233,633
Depreciation and amortization	143,044	150,315	421,208	447,791
General and administrative
Professional services	702,540	593,722	2,111,524	2,154,715
Facilities and maintenance	159,097	160,868	478,709	500,468
Other	215,705	126,297	1,130,345	824,635
Total expenses	2,500,597	2,330,313	8,060,027	7,986,891
Loss before other income (expense)	(2,404,217)	(2,289,092)	(7,939,178)	(7,819,735)

Other income (expense)
Interest income	4,782	3,434	9,111	39,452
Change in fair value on Borrower Loans and Payment Dependent Notes, net	163,836	39,133	397,644	39,133
Loss on impairment of fixed assets	-	(1,189)	(3,179)	(41,704)
Other income	12,583	9,576	41,300	56,399
Total other income, net	181,201	50,954	444,876	93,280

Loss before income taxes	(2,223,016)	(2,238,138)	(7,494,302)	(7,726,455)
Income taxes	-	-	-	-
Net loss	$(2,223,016)	$(2,238,138)	$(7,494,302)	$(7,726,455)

Net loss per share – basic and diluted	$(0.50)	$(0.50)	$(1.68)	$(1.75)
Weighted average shares - basic and diluted net loss per share	4,478,667	4,436,734	4,470,953	4,415,679

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of January 1, 2009 (Audited)	9,397,939	$9,398	4,346,118	$4,347	$40,946,853	$(30,217,946)	$10,742,652

Issuance of common stock			6,500	6	9,844		9,850
							-
Exercise of stock options			88,991	89	52,210		52,299
							-
Compensation expense					276,996		276,996
							-
Net loss						(7,726,455)	(7,726,455)

Balance as of September 30, 2009 (Unaudited)	9,397,939	$9,398	4,441,609	$4,442	$41,285,903	$(37,944,401)	$3,355,342

Balance as of January 1, 2010 (Audited)	9,397,939	$9,398	4,460,667	$4,462	$41,406,457	$(40,625,261)	$795,056

Issuance of convertible preferred stock, Series D	20,340,705	20,341			14,998,161		15,018,502

Issuanace of convertible preferred stock, Series D-1	3,110,188	3,110					3,110

Offering costs on preferred stock					(275,903)		(275,903)

Exercise of stock options			18,000	18	6,482		6,500

Issuance of common stock warrants					96,625		96,625

Compensation expense					214,340		214,340

Net loss						(7,494,302)	(7,494,302)

Balance as of September 30, 2010 (Unaudited)	32,848,832	$32,849	4,478,667	$4,480	$56,446,162	$(48,119,563)	$8,363,928

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,494,302)	$(7,726,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421,208	447,791
Loss on impairment of fixed assets	3,179	41,704
Change in fair value of Borrower Loans	1,671,980	464,288
Change in fair value of Borrower Payment Dependent Notes	(2,069,624)	(503,421)
Stock-based compensation expense	214,340	286,846
Provision for loan and Note repurchases	26,817	(26,273)
Change in fair value of servicing rights	17,599	34,797
Amortization of discount on long-term debt	147,764	16,429
Premium on early conversion of convertible note	300,000	–
Changes in operating assets and liabilities:
Restricted cash	(253,142)	(322,758)
Receivables	6,550	(6,254)
Prepaid and other assets	29,886	(46,618)
Accounts payable and accrued liabilities	(283,602)	(196,863)
Loan and Note repurchases	4,183	(30,787)
Net cash used in operating activities	(7,257,164)	(7,567,574)

Cash flows from investing activities:
Origination of Borrower Loans held at fair value	(18,559,333)	(2,183,239)
Repayment of Borrower Loans held at fair value	5,633,104	71,636
Purchases of property and equipment	(324,436)	(236,332)
Net cash used in investing activities	(13,250,665)	(2,347,935)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	11,344,728	–
Offering costs - convertible preferred stock	(275,903)	–
Proceeds from issuance of Notes held at fair value	18,559,333	2,183,239
Payment of Notes held at fair value	(5,413,651)	(60,163)
Proceeds from the issuance of notes payable	2,550,000	–
Principal repayment of notes payable	(323,575)	(20,000)
Proceeds from issuance of common stock	6,500	52,299
Net cash provided by financing activities	26,447,432	2,155,375

Net increase (decrease) in cash and cash equivalents	5,939,603	(7,760,134)
Cash and cash equivalents at beginning of the year	616,089	9,839,758
Cash and cash equivalents at end of the period	$6,555,692	$2,079,624

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$3,575	$–

Supplemental disclosure of non-cash investing and financing activities:
Conversion of promissory notes into Series D preferred stock	$3,676,884	$–

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

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term set at three years, as of September 30, 2010.  All borrowers are funded by WebBank, an FDIC-insured, Utah-chartered industrial bank.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.

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

As reflected in the accompanying consolidated financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $48.1 million as of September 30, 2010.  For the three and nine months ended September 30, 2010, the Company incurred a net loss of $2.2 million and $7.5 million, respectively and the Company had negative cash flows from operations of $7.3 million. Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.  There can be no assurances as to the availability or terms upon which the required financing and capital might be available, however we believe that our current cash position is sufficient to meet our current liquidity needs.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Prosper and its former wholly-owned subsidiary, Prosper Loans Marketplace, Inc.  Prosper Loans Marketplace, Inc. was incorporated on April 3, 2009 in the state of California but has not had significant operations. All significant intercompany transactions and balances have been eliminated in the consolidation. On February 8, 2010, the Company dissolved Prosper Loans Marketplace, Inc.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of borrower loans receivable and associated member payment dependent notes, valuation of servicing rights, valuation allowance on deferred tax assets, valuation and amortization periods of intangible assets, repurchase obligation, stock-based compensation expense, and contingent liabilities. Prosper bases its estimates on historical experience and on various other assumptions that Prosper believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

During the first quarter of 2009 and second quarter of 2010, management made the decision to discontinue the development of one of its planned software development projects. The software assets previously capitalized in 2008 and first quarter of 2010 were deemed to be impaired in accordance with ASC Topic 360. An impairment charge of $41,704, encompassing the amount capitalized in 2008, is included as a component of other income (expense) in our consolidated statement of operations for the nine months ended September 30, 2009.  An impairment charge of $3,179, encompassing the amount capitalized in the first quarter of 2010, is included as a component of other income (expense) in our consolidated statement of operations for the nine months ended September 30, 2010.

Repurchase Obligation

Prosper is obligated to indemnify lenders and repurchase certain Notes sold to lenders in the event of Prosper’s violation of applicable federal, state, or local lending laws, or verifiable identify theft. The amount of the loan repurchase obligation is estimated based on historical experience. Prosper accrues a provision for the repurchase obligation when the loans are funded. Repurchased loans and Notes associated with federal, state, or local lending laws, or verifiable identity thefts are written off at the time of repurchase.

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

Agency fees

Agency fees are a percentage of the amount borrowed varying by Prosper Rating1 and are recognized when the loan is funded to the borrower. Effective July 26, 2010, borrowers with a Prosper Rating of AA are charged an agency fee of 0.5% of the aggregate principal balance of the loan with no minimum fee, borrowers with a Prosper Rating of A through B are charged an agency fee of 3% of the aggregate principal balance of the loan or $75 whichever is greater and borrowers with a Prosper Rating of C through HR are charged an agency fee of 4.5% of the aggregate principal balance of the loan or $75, whichever is greater. Prior to July 26, 2010, borrowers with a Prosper Rating of AA were charged an agency fee of 0.5% of the aggregate principal balance of the loan with no minimum fee, borrowers with a Prosper Rating of A through HR were charged an agency fee of 3% of the aggregate principal balance of the loan or $50 whichever was greater.

1 Please see “Management Discussion And Analysis Of Financial Condition And Results Of Operation” for background regarding Prosper Ratings.

Loan servicing fees

Loan servicing revenue includes monthly loan servicing fees and non-sufficient funds (NSF) fees on loans originated prior to October 16, 2008. Loan servicing fees are accrued daily based on the current outstanding loan principal balance of the borrower loan but are not recognized until payment is received due to the uncertainty of collection of borrower loan payments. Servicing fees for a loan vary based on the credit grade of the borrower.  Prosper charges a NSF fee to borrowers on the first failed payment of each billing period.  NSF fees are charged to the borrower and collected and recognized immediately.

Interest income (expense) on Borrower Loans receivable and Payment Dependent Notes

We recognize interest income on our borrower loan receivable using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Payment Dependent Note based on the contractual interest rate. Gross interest income earned and gross interest expense incurred was $945,830 and $822,110, and $2,033,703 and $1,855,684, for the three and nine months ended September 30, 2010, respectively.  Gross interest income earned and gross interest expense incurred was $13,267 and $10,607, for both the three and nine months ended September 30, 2009, respectively.

Advertising and Promotional Expenses

Under the provisions of ASC Topic 720, Other Expenses (formerly, SOP 93-7, Reporting on Advertising Costs), the costs of advertising are expensed as incurred. Advertising costs were approximately $103,000 and $167,000 for the three months ended September 30, 2010 and 2009, respectively and $487,300 and $233,600 for the nine months ended September 30, 2010 and 2009, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Compensation-Stock Compensation (formerly, SFAS No. 123R, Share-Based Payment).  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to awards that is expected to vest is amortized using the straight line method over the vesting term of the stock-based award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. The forfeitures were estimated based on historical experience. The Company estimated its annual forfeiture rate to be 23.2% and 23.1% for the nine months ended September 30, 2010 and 2009, respectively.

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

The fair value of stock option awards for the three and nine months ended September 30, 2010 and 2009 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Volatility of common stock	67.40%	**	67.68%	63.80%
Risk-free interest rate	1.48%	**	1.79%	2.60%
Expected life*	4.4 years	**	4.3 years	5.1 years
Dividend yield	0%	**	0%	0%
Weighted-average fair value of grants	$0.20	**	$0.20	$0.89

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

Total stock-based compensation expense for employee and non-employee stock-option awards reflected in the consolidated statements of operations for the three months ended September 30, 2010 and 2009 was $88,215 and $93,404 and $214,340 and $276,996 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the unamortized stock-based compensation expense related to unvested stock-based awards was approximately $390,700 which will be recognized over the remaining vesting period of approximately 2.8 years.

Net Loss Per Share

Prosper computes net loss per share in accordance with ASC Topic 260 Earnings Per Share (formerly, SFAS No. 128, Earnings Per Share). Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At September 30, 2010, there were outstanding convertible preferred stock, warrants and options convertible into 32,848,832, 492,534 and 6,419,844 common shares, respectively, which may dilute future earnings per share. Due to the Company reporting a net loss for the nine months ended September 30, 2010 and 2009, there is no calculation of fully-diluted earnings per share as all common stock equivalents are anti-dilutive.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing rights	—	—	$24,319	$24,319
Borrower Loans receivable	—	—	7,020,363	7,020,363

Liabilities
Borrower Payment Dependent Notes	—	—	$6,903,173	$6,903,173

September 30, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing rights	—	—	$6,720	$6,720
Borrower Loans receivable	—	—	18,274,612	18,274,612

Liabilities
Borrower Payment Dependent Notes	—	—	$17,979,231	$17,979,231

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

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Servicing Rights	Borrower Loans	Borrower Payment Dependent Notes	Total
Balance at January 1, 2009	$67,685	$-	$-	$67,685
Originations		2,183,239	(2,183,239)	-
Principal repayments		(71,636)	60,163	(11,473)
Change in fair value on borrower loans and Payment Dependent Notes		(464,288)	503,421	39,133
Change in fair value of servicing rights	(34,797)			(34,797)
Balance at September 30, 2009	$32,888	$1,647,315	$(1,619,655)	$60,548

Balance at January 1, 2010	$24,319	$7,020,363	$(6,903,173)	$141,509
Originations		18,559,333	(18,559,333)	-
Principal repayments		(5,633,104)	5,413,651	(219,453)
Change in fair value on borrower loans and Payment Dependent Notes		(1,671,980)	2,069,624	397,644
Change in fair value of servicing rights	(17,599)	-	-	(17,599)
Balance at September 30, 2010	$6,720	$18,274,612	$(17,979,231)	$302,101

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

3. Servicing Rights

Prosper calculates the fair value of the servicing asset based on the following assumptions:

	September 30,
	2010	2009
Unpaid principal loan balance under service	$8,900,000	$41,907,000
Servicing fees	0.0% - 1.0%	0.0% - 1.0%
Projected prepayment speed	1.50%	1.20%
Discount rate	25%	25%

No servicing rights were purchased or sold during the three and nine months ended September 30, 2010.

4. Borrower Loans and Borrower Payment Notes Held at Fair Value

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

For borrower loans originated and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of September 30, 2010:

Monthly prepayment rate speed	1.50%
Recovery rate	4.86%
Discount rate *	27.59%
Weighted average default rate	7.82%

* This is the average discount rate among all of Prosper’s credit grades

The following table presents additional information about borrower loans and Notes measured at fair value on a recurring basis for the nine months ended September 30, 2010:

	Borrower Loans	Notes
Fair value at January 1, 2010	$7,020,363	$6,903,173
Originations	18,559,333	18,559,333
Principal repayments	(5,633,104)	(5,413,651)
Realized and unrealized losses included in earnings	(1,671,980)	-
Realized and unrealized gains included in earnings	-	(2,069,624)
Fair value at September 30, 2010	$18,274,612	$17,979,231

Due to the recent origination of the borrower loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  The Company had no originations of borrower loans or issuances of Notes prior to July 13, 2009. Of the loans originated from July 13, 2009 to September 30, 2010, the Company had 122 loans which were 90 days or more delinquent for an aggregate principal amount of $481,659 and a fair value of $20,539 as of September 30, 2010.

5. Notes Payable

As of September 30, 2010, notes payable consist of the following:

	Non-interest Bearing Promissory Note	Convertible Promissory Notes	Total
Balance at January 1, 2010	$286,537	$986,775	$1,273,312
Principal repayment on non-interest bearing promissory note	(20,000)		(20,000)
Debt discount attributed to convertible promissory notes		(96,625)	(96,625)
Amortization discount on notes	16,543	131,220	147,763
Issuance of convertible promissory notes		2,550,000	2,550,000
Accrued interest on convertible promissory notes		109,089	109,089
Conversion of promissory notes		(3,376,884)	(3,376,884)
Repayment of Larsen Bridge Note		(303,575)	(303,575)
Balance at September 30, 2010	$283,080	$-	$283,080

Non-interest bearing promissory note

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. The note was discounted by $109,583 for a net payable of $270,417. The promissory note includes both principal and interest and is payable in annual installments of $20,000 due on the first, second, third, and fourth anniversary of the note and $300,000 due on the fifth anniversary of the note. Interest on the note was imputed at an 8% annual rate and is amortized to interest expense over the five year life of the loan.  The carrying value at September 30, 2010 and 2009 is $283,080 and $281,061 respectively.  The fair value is calculated based on discounted cash flows and is estimated to be $268,266 and $248,998 at September 30, 2010 and 2009, respectively.  We recorded amortized interest expense of $5,514 and $5,476 for the three months ended September 30, 2010 and 2009, respectively, and $16,543 and $16,429 was recorded for the nine months ended September 2010 and 2009, respectively.

Convertible Promissory Notes

On November 10, 2009, Prosper Marketplace, Inc. and QED Fund I, L.P., a Delaware limited partnership (“QED”), entered into a Note and Warrant Purchase Agreement (the “QED Purchase Agreement”), pursuant to which, Prosper issued to QED a Convertible Promissory Note (the “QED Note”) dated as of November 10, 2009.  The QED Note had a principal amount of $1,000,000.  Interest on the QED Note accrued at a per annum rate of 15.0%. In connection with the consummation of the Series D Financing on April 15, 2010, the QED Note and all accrued interest thereunder were converted into Series D preferred stock equal to principal and accrued interest of $1,064,521 on the QED Note, plus $300,000 which represented consideration for QED’s agreement to convert the QED Note prior to its maturity date.  This additional conversion privilege was accounted for as interest expense on the date of the conversion in our consolidated statement of operations for the nine months ended September 30, 2010.

In connection with the QED Purchase Agreement, Prosper also issued to QED a fully vested warrant (the “QED Warrant”) to purchase 164,178 shares of Prosper’s common stock at an exercise price of $0.56 per share. The QED Warrant is exercisable any time from the date of issuance and will expire on November 10, 2014. The Company allocated the QED Note proceeds to the QED Note and QED Warrants based on their relative fair values. The relative fair value attributable to the QED Warrant is $37,740, which was recorded as a discount to the QED Note and a corresponding credit to additional paid-in capital.  The remaining debt discount of $34,595 was fully amortized to interest expense upon the conversion of the QED Note on April 15, 2010.

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

In connection with the February Bridge Purchase Agreement, the Company issued to the February Bridge Note purchasers fully vested warrants (the “February Bridge Warrants”) to purchase an aggregate of 328,356 shares of its Common Stock at an exercise price of $0.56 per share.  The February Bridge Warrants are exercisable any time from the date of issuance and will expire on February 1, 2015. The Company allocated the February Bridge Note proceeds to the convertible February Bridge Note and February Bridge Warrants based on their relative fair values. The relative fair value attributable to the February Bridge Warrants is $96,625, which was recorded as a discount to the February Bridge Note and a corresponding credit to additional paid-in capital.  The debt discount of $96,625 was fully amortized to interest expense upon the conversion of the February Bridge note on April 15, 2010.

On March 15, 2010, the Company entered into a Note Option Agreement (the “Larsen Option Agreement”) with Christian A. Larsen, the Company’s Chairman and Chief Executive Officer as well as one of its principal stockholders, pursuant to which, Mr. Larsen granted the Company an option (the “Option”) to sell him an aggregate principal amount of up to $300,000 of unsecured Convertible Promissory Notes (the “Larsen Bridge Notes”), in $100,000 increments.  On March 22, 2010, the Company exercised the Option in full and sold to Mr. Larsen, Larsen Bridge Notes in the aggregate principal amount of $300,000.  Interest on the Larsen Bridge Notes accrued at a per annum rate of 15.0%.  Principal and accrued interest of $303,575 was paid in a single payment on April 19, 2010.

On April 1, 2010, the Company we entered into a Note Purchase Agreement with certain of its existing investors, pursuant to which, the Company issued and sold an additional series of unsecured Convertible Promissory Notes (the “April Bridge Notes”), dated as of April 1, 2010, in the aggregate principal amount of $250,000.  Interest on the April Bridge Notes accrued at a per annum rate of 15.0%.  All principal and accrued interest of $251,541 was converted into Series D preferred stock on April 15, 2010.

6. Accrued Liabilities

As of September 30, 2010 and December 31, 2009, accrued liabilities consist of the following:

	September 30,	December 31,
	2010	2009
Professional Fees	$824,103	$787,057
Other	383,326	284,702
	$1,207,429	$1,071,759

 7. Repurchase Obligation

Changes in the repurchase obligation are summarized below:

	Nine Months Ended
	September 30,
	2010	2009
Beginning of period balance:	$40,001	$80,000
Increase (decrease) in provision for repurchases	26,817	(26,273)
Loans and Notes recoveries (repurchased and immediately charged off, net of recoveries)	4,183	(30,787)
End of period balance:	$71,001	$22,940

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(2,223,016)	$(2,238,138)	$(7,494,302)	$(7,726,455)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	4,478,667	4,436,734	4,470,953	4,415,679
Basic and diluted net loss per share	$(0.50)	$(0.50)	$(1.68)	$(1.75)

Due to losses attributable to common stockholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	Nine Months Ended September 30,
	2010	2009
Excluded Securities:
Convertible preferred stock issued and outstanding	29,738,647	9,397,939
Stock options issued and outstanding	6,419,844	1,653,185
Total common stock equivalents excluded from diluted net loss per common share computation	36,158,491	11,051,124

9. Stockholders’ Equity

Preferred Stock

Under Prosper’s certificate of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.

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

Dividends

The holders of the Series A, Series B, Series C and Series D preferred stock are entitled to receive dividends at an annual rate of 8% per share for the preferred stock times the Liquidation Preference for such shares of preferred stock payable in preference and priority to any declaration or payment of any distribution on common stock or Series D-1 preferred stock. Such dividends shall be payable only when, as, and if declared by the Board of Directors. To date, no dividends have been declared, and there are no dividends in arrears at September 30, 2010. The right to receive dividends on shares of Series D shall be cumulative from and after the date of issuance of the Series D preferred stock. The right to receive dividends of Series A, Series B and Series C are not cumulative. No right to such dividends shall accrue to holders of Preferred Stock by reason of the fact that dividends on said shares are not declared or paid in any calendar year.

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

Liquidation Rights

In the event of any liquidation, dissolution, or winding up of Prosper, whether voluntary or involuntary, Series D preferred stock shall be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of Series A, Series B, Series C, Series D-1 or Common Stock by reason of their ownership of such stock, an amount per share for each share of Series D Preferred Stock held by them equal to the sum of $0.7385 (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on each share of preferred stock.  If upon such Liquidation Event, the assets of the Company legally available for distribution to the holders of the Series D Preferred Stock are insufficient to pay the preferential amount, then the entire assets of the Corporation legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series D Preferred Stock.

After the payment or setting aside for payment to the holders of Series D Preferred Stock of the preferential amount, then the entire assets and funds of Prosper legally available for distribution will be distributed ratably among the holders of the Series A, Series B and Series C and Series D-1 in proportion to the preferential amount each such holder is otherwise entitled to receive ($0.938 for each share of Series A, $1.888 for each share of Series B, $4.846 for each share of Series C, and $1.00 for each share of Series D-1).

Voting

Each holder of shares of the preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could be converted and shall have voting rights and powers equal to the voting rights and powers of the common stock (except as otherwise expressly provided herein or as required by law), voting together with the common stock as a single class, and shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of Prosper. The holders of the preferred stock shall vote as one class with the holder of the common stock except with respect to certain matters that require separate votes.

Common Stock

Prosper is authorized to issue up to 43,563,435 shares of common stock, $0.001 par value, of which 4,478,667 and 4,460,667 shares were issued and outstanding as of September 30, 2010, and December 31, 2009, respectively.  Each holder of common stock shall be entitled to one vote for each share of common stock held.

Common Stock Issued for Services

Nonemployees

The Company granted 0 and 6,500 immediately vested common shares for the nine months ended September 30, 2010 and 2009, respectively.  Of the 6,500 shares granted during the nine months ended September 30, 2010, 2,000 shares were valued at $0.56 per share, the remaining 4,500 shares were valued at $1.94 per share.  No expense was incurred in the nine months ending September 30, 2010 and $9,850 was recognized for the nine months ended September 30, 2009 for the related stock grants.

Common Stock Issued upon Exercise of Stock Options

For the nine months ended September 30, 2010 and 2009, the Company issued 18,000 and 88,991 shares of common stock, respectively, upon the exercise of options for cash proceeds of $6,500 and $52,299, respectively.

10. Stock Option Plan and Other Stock Compensation

In 2005, Prosper’s Board of Directors, which at such time was comprised of the Company’s sole stockholders, approved the adoption of the 2005 Stock Option Plan (the “Plan”). Under the Plan, options to purchase up to 1,879,468 shares of common stock were reserved for grants to employees, directors, and consultants by the Board of Directors to promote the success of Prosper’s business. On January 31, 2008, the Board of Directors increased the total number of options under the Plan by 500,000 for a total of 2,379,468 options available for grant. On October 6, 2009, the Board of Directors increased the total number of options under the Plan by an additional 500,000 for a total of 2,879,468 options available for grant. On April 15, 2010, the Board of Directors increased the total number of options under the Plan by an additional 6,109,321 for a total of 8,988,789 options available to grant.

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

Option activity under the Option Plan is summarized as follows for the periods below:

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance as of January 1, 2009 (audited)	1,734,647	$1.14
Options granted (weighted average fair value of $0.89 )	546,000	$0.89
Options exercised	(88,991)	$0.59
Options canceled	(206,293)	$1.44
Balance as of September 30, 2009 (unaudited)	1,985,363	$1.07

Balance as of January 1, 2010 (audited)	1,897,126	$0.96
Options granted (weighted average fair value of $0.20)	5,265,897	$0.20
Options exercised	(18,000)	$0.36
Options canceled	(725,179)	$0.82
Balance as of September 30, 2010 (unaudited)	6,419,844	$0.35

Options outstanding and exercisable at September 30, 2010	981,655	$0.90

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of September 30, 2010 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.20 - $0.20	5,057,863	9.74	0.20	–	10,000	0.20	–
$0.25 - $0.25	174,158	4.84	0.25	–	174,158	0.25	–
$0.50 - $0.50	395,783	6.12	0.50	–	384,202	0.50	–
$0.56 - $0.56	393,333	8.83	0.56	–	125,362	0.56	–
$1.94 - $1.94	298,187	8.26	1.94	–	209,706	1.94	–
$2.17 - $2.17	100,520	7.41	2.17	–	78,227	2.17	–
	6,419,844	9.23	$.35	$–	981,655	$0.90	$–

The intrinsic value is calculated as the difference between the value of Prosper's common stock at September 30, 2010, which was $0.20 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the nine months ended September 30, 2010 and 2009 reflect the expenses that Prosper expects to recognize after the consideration of estimated forfeitures.

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

Due to the book and tax net losses incurred during the three and nine months ended September 30, 2010 and 2009, Prosper has not incurred any income tax expense during those periods.  In addition, Prosper has maintained a full valuation allowance against its net deferred tax assets because the realization of those deferred tax assets is dependent upon future earnings, and the amount and timing of those earnings, if any is uncertain.

12. Commitments and Contingencies

Future minimum lease payments and other commitments

Prosper leases its corporate office and co-location facility under noncancelable operating leases that expire in July 2011 and August 2011, respectively. Prosper’s corporate office lease has the option to renew for an additional three years. Future minimum rental payments under these leases as of September 30, 2010 are as follows:

Remaining three months ending December 31, 2010	$109,302
Year ending December 31, 2011	265,513
Total future operating lease obligations	$374,815

Rental expense under premises-operating lease arrangements was approximately $108,539 and $322,562 for the three and nine months ended September 30, 2010, and $106,248 and $315,690 for the corresponding periods during 2009, respectively.

On April 14, 2008, the Company entered into an agreement with a WebBank, Utah-chartered industrial bank whereby all loans originated through the Prosper marketplace resulting from listings posted on or after April 15, 2008 are made by WebBank under its bank charter. The arrangement allows for loans to be offered to borrowers at uniform nationwide terms. The Company is required to pay WebBank the greater of a monthly minimum fee or a fee calculated based on a certain percentage of monthly loan origination volume.

On March 3, 2009, the Company entered into an agreement with a third party broker-dealer in which the third party agreed to operate and maintain Prosper’s Note Trader Platform on which lender members may offer their Notes for sale to other lender members.  The Company is required to pay the third party broker-dealer an agreed upon monthly fee which equals the difference, if any, between the minimum monthly fee and the transaction fees collected by the third party provider during that month.

Securities Law Compliance

From inception through October 16, 2008, the Company sold approximately $178.1 million of loans to unaffiliated lender members, and $1.0 million of loans to affiliated lender members through the Prosper platform whereby the Company assigned promissory notes directly to lender members. The Company did not register the offer and sale of the promissory notes offered and sold through the Prosper platform under the Securities Act or under the registration or qualification provisions of the state securities laws. The Company’s management believes that the question of whether or not the operation of the Prosper platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the Company’s platform were viewed as a securities offering, the Company would have failed to comply with the registration and qualification requirements of federal and state laws and lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act  is one year from the violation.

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

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the Company prevails to a maximum of $53.3 million which represents the remaining outstanding principal amount of $8.6 million and loans charged off of $44.7 million as of September 30, 2010.

On November 25, 2008, the Company signed a settlement agreement with the North American Securities Administrators Association (“NASAA”) to pay penalties not to exceed $1.0 million to the States in order to resolve matters relating to Prosper’s alleged unregistered offer and sale of securities. The $1.0 million penalty was allocated among the states where Prosper conducted business prior to October 16, 2008, based on the loan sale transaction volume in each state during that time. On April 21, 2009, the Company and NASAA finalized a template consent order, which NASAA is recommending that the states adopt in settling any state initiated matters with the Company.  However, Prosper is not required to pay any portion of the fine to those states which elect not to participate in the settlement. As of September 30, 2010 and December 31, 2009, the Company had accrued $283,975 and $356,157, respectively, in connection with this contingent liability in accordance with ASC Topic 450, Contingencies (formerly, SFAS No. 5, Accounting for Contingencies). The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state using the Company’s originations since inception. A weighting was then applied by state to assign a likelihood that the penalty will be claimed. In estimating the probability of a claim being made, we considered factors such as the nature of the settlement agreement, whether the states had given any indication of their concern regarding the sale of the promissory notes, the probability of states opting out of the settlement to pursue their own litigation against the Company, whether the penalty is sufficient to compensate these states for the cost of processing the settlement and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known. Penalties will be paid promptly after a state reviews and agrees to the language of the consent order. There is no deadline for the states to decide whether to enforce the consent order. As of September 30, 2010, the Company has entered into 32 consent order agreements and has paid an aggregate of $428,737 in penalties.

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

We intend to vigorously defend the class action lawsuit and vigorously prosecute our suit against Greenwich.  We cannot, however, presently determine or estimate the final outcome of either lawsuit, and there can be no assurance that either matter  will be finally resolved in our favor.  If the class action lawsuit is not resolved in our favor, we might be obliged to pay damages, and might be subject to such equitable relief as a court may determine.  If our lawsuit against Greenwich is not resolved in our favor, we might not be able to recover any proceeds from Greenwich to offset any losses we incur in the class action lawsuit.

As of September 30, 2010, the lawsuits are in their preliminary stages and their probable outcomes cannot presently be determined, nor can the amount of damages or other costs that might be borne by Prosper be estimated.

13. Related Parties

Prosper’s executive officers, directors and certain affiliates participate on the Company’s lending platform by placing bids and purchasing loans originated from Prosper.  The aggregate amount of loans purchased and the income earned by these related parties as of September 30, 2010 and 2009 are summarized below:

Related Party	Aggregate Amount of Loans Purchased		Income Earned on Loans for the Three Months Ended		Income Earned on Loans for the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010	2009
Executive officers & management	$555,994	$454,842	$3,538	$1,486	$9,698	$5,567
Directors	653,487	497,918	4,102	3,888	12,200	13,357
Affiliate	167,259	167,259	49	403	383	1,886
	$1,376,740	$1,120,019	$7,689	$5,777	$22,281	$20,810

The loans were obtained on the same terms and conditions as those obtained by other lenders. Of the total aggregate amount of loans purchased since inception approximately $167,417 or 12% and $141,436 or 13% of principal has been charged off through September 30, 2010 and 2009, respectively. Prosper earned approximately $1,307 and $1,245 of servicing fee revenue related to these loans for the nine months ended September 30, 2010 and 2009, respectively.  Prosper earned approximately $470 and $354 of servicing fee revenue related to these loans for the three months ended September 30, 2010 and 2009, respectively.

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

Overview

We provide a peer-to-peer online loan auction platform that enables our borrower members to borrow money and our lender members to purchase Notes that we issue, the proceeds of which facilitate the funding of specific loans made to borrowers.  Our platform enables our borrower members to request and obtain personal, unsecured loans by posting anonymous “listings” on the platform indicating the principal amount of the desired loan and the maximum interest rate the borrower is willing to pay.  We assign a Prosper Rating consisting of one of seven letter credit grades, based in part on the borrower’s credit score, to each borrower who requests a borrower loan.  Prosper borrower members’ Prosper Rating and credit score range, debt-to-income ratios and other credit data are displayed with their listings and are available for viewing by lender members on an anonymous basis.  Lender members access our platform and “bid” the amount they are willing to commit to the purchase of a Note that is dependent for payment on the corresponding borrower loan and the minimum yield percentage they are willing to receive, subject to a minimum yield percentage based on the Prosper Rating assigned to each listing. The highest yield percentage lender members may bid on a listing is the yield percentage that corresponds to the maximum interest rate set by the borrower.  The lowest yield percentage lender members may bid will be the minimum yield percentage set forth in the listing. The minimum yield percentage applicable to each listing is based on the Prosper Rating assigned to the listing and will be calculated by adding the national average certificate of deposit rate that matches the term of the borrower loan, as published by BankRate.com, to the minimum estimated loss rate associated with the Prosper Rating assigned to the listing, which is based on the historical performance of similar Prosper borrower loans. As of September 30, 2010, for listings with AA Prosper Ratings, an estimated loss rate of 1.0%, which represents the middle of the estimated loss rate range for that Prosper Rating, is added to the national average certificate of deposit rate to determine the minimum yield percentage. By making a bid on a listing, a lender member is committing to purchase from Prosper a Note in the principal amount of the lender’s winning bid.  The lender members who purchase the Notes will designate that the sale proceeds be applied to facilitate the funding of a corresponding borrower loan listed on our platform.  Loans originated to borrower members are made by WebBank, an FDIC-insured, Utah-chartered industrial bank, and sold and assigned to Prosper.

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term set at three years as of September 30, 2010.  In October 2010, Prosper began offering loan terms with one and five year loan terms, in addition to the existing three year loan term. Prosper anticipates in the near future extending available loan terms to between three months and seven years.  With respect to loans resulting from listings posted by Prosper borrower members prior to April 15, 2008, Prosper is the originating lender for licensing and regulatory purposes.  All borrower loans resulting from listings posted on or after April 15, 2008 are funded by WebBank.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.  For all borrower loans, listings are posted without our obtaining any documentation of the borrower’s ability to afford the loan.  In limited instances, we verify the income, employment, occupation or other information provided by Prosper borrower members in listings.  This verification is normally done after the listing has already been created and bidding is substantially completed and, therefore, the results of our verification are not reflected in the listings.

Our Operating History

We incorporated in Delaware in March 2005 and launched our public website, www.prosper.com on February 13, 2006.  As of September 30, 2010, our platform has facilitated 35,099 borrower loans since our launch. From October 16, 2008 until July 10, 2009, we temporarily stopped accepting lender members’ commitments, which significantly slowed the ramp up of our operations, resulting in a negative impact on our cash flow and liquidity, due to a decrease in loan origination volume.

        We made significant changes to the operation of our lending platform that became effective on July 10, 2009, and on July 13, 2009, we began accepting new commitments from our lender members on our platform.  Prior to October 16, 2008, we purchased loans from WebBank and then sold and assigned the loans to the lender members who bid on the listings for those loans.  Since July 10, 2009, we retain the loans and issue new securities, the Notes, to the winning lenders.  Our obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan.  We expect to generate increased revenue from borrower transaction fees and non-sufficient funds fees and lender members’ servicing fees.  Over time, we expect that the number of borrowers and lender members and the volume of borrower loans originated through our platform will increase.

        We have a limited operating history and have incurred net losses since our inception.  Our net loss was $2,223,016 and $7,494,302 for the three and nine months ending September 30, 2010, respectively. The net loss for the three and nine months ending September 30, 2009 was $2,238,138 and $7,726,455, respectively.  We earn revenues primarily from borrower transaction fees, non-sufficient funds fees and lender member service fees. At this stage of our development, we have funded our operations primarily with proceeds from equity financings, which are described below under “Liquidity and Capital Resources.”

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

Our historical financial results and this discussion reflect the structure of our lending platform and our operations both prior to and after July 10, 2009.  For a discussion of the effect of our new structure on our financial statements, see “Borrower Loans and Payment Dependent Notes” under “Critical Accounting Policies and Estimates” below.

Trends and Uncertainties

The Peer to Peer lending industry remains a very innovative and unique industry that is still in its infancy.  We are vulnerable to legislative or regulatory developments that may impact our business model in a positive or negative manner.  For example, we continue to discuss with the SEC how federal securities law and evolving staff positions impact the manner in which we operate our platform.  We will continue to monitor legislative and regulatory developments that we may encounter in the future in order to better respond to effects it may have on our business platform.

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

For borrower loans and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of September 30, 2010:

Monthly prepayment rate speed	1.50%
Recovery rate	4.86%
Discount rate *	27.59%
Weighted Average Default Rate	7.82%

* This is the weighted average discount rate among all of Prosper’s credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at September 30, 2010 for borrower loans and Notes are presented in the following table:

		Payment
	Borrower	Dependent
	Loans	Notes
Discount rate assumption:	27.59%	27.59%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(217,800)	$214,900
200 basis point increase	(388,000)	382,800
Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$130,400	$(128,500)
200 basis point decrease	308,500	(304,200)

Default rate assumption:	7.82%	7.82%
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(88,000)	$97,000
20% higher default rates	(185,600)	202,700
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$113,000	$(120,600)
20% lower default rates	216,500	(232,700)

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

As we receive scheduled payments of principal and interest on the borrower loans we will in turn make principal and interest payments on the Notes.  These principal payments will reduce the carrying value of the borrower loans and Notes.  If we do not receive payments on the borrower loans, we are not obligated to and will not make payments on the Notes.  The fair value of a Note is approximately equal to the fair value of the corresponding borrower loan, less the 1.0% service fee.  If the fair value of the borrower loan decreases due to our expectation of both the rate of default of the loan and the amount of loss in the event of default, there will also be a corresponding decrease in the fair value of the Note (an unrealized gain related to the Note and an unrealized loss related to the borrower loan).

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

We accrue a provision for the repurchase obligation when the Notes are sold to the lender members in an amount considered appropriate to reserve for our repurchase obligation related to the Notes in the event of violation of the applicable federal/state/local lending laws or verifiable identify theft.  The repurchase obligation is evaluated at least once a quarter and represents an estimate based on the rate of historical repurchases as a percentage of originations (which generally occur within six to nine months of origination).  The repurchase obligation includes a judgmental management adjustment due to our limited operating history, changes in current economic conditions, the risk of new and as yet undetected fraud schemes, origination unit and dollar volumes, and the lack of industry comparables.

At September 30, 2010 and December 31, 2009, we have recorded a repurchase obligation of $71,001 and $40,001, respectively.  For the three months ended September 30, 2010 we received $813 in recoveries, and for the three months ended September 30, 2009 we repurchased loans and Notes of $6,211, net of recoveries.  For the nine months ended September 30, 2010 we received $4,183 in recoveries and made no loan repurchases and for the nine months ended September 30, 2009, the Company repurchased loans and Notes of $30,787, net of recoveries.  The overall decrease in the number of repurchases is due in large part by the Company’s increased efforts in identifying and preventing various fraud schemes.  Although we believe our fraud controls have resulted in a lower incidence of fraud in 2010, as compared to prior years, our controls are largely based on experience from past fraud attempts. Accordingly, future repurchase and repayment obligations could vary significantly from our estimates.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition.  Under ASC Topic 605, Prosper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price of the services is fixed and determinable and collectability is reasonably assured.

Agency Fees

From our relaunch in July of 2009 until July 2010, borrowers with a Prosper Rating of AA were charged an agency fee of 0.5% of the aggregate principal balance of the loan with no minimum fee and borrowers with a Prosper Rating of A through HR were charged an agency fee of 3% of the aggregate principal balance of the loan or $50, whichever was greater.  In July of 2010, we implemented a new fee structure, under which borrowers with a Prosper Rating of AA are charged an agency fee of 0.5% of the aggregate principal balance of the loan with no minimum fee, borrowers with a Prosper Rating of A or B are charged an agency fee of 3.0% of the aggregate principal balance of the loan or $75, whichever is greater, and borrowers with a Prosper Rating of C through HR are charged an agency fee of 4.5% of the aggregate principal balance of the loan or $75, whichever is greater.  Agency fees are charged by WebBank and we receive amounts equal to these fees as compensation for our marketing and underwriting activities.

Servicing Fees

Loan servicing revenue includes loan servicing fees and non-sufficient funds fees on loans originated prior to October 16, 2008.  Loan servicing fees are accrued daily based on the current outstanding loan principal balance of (a) borrower loan(s), but are not recognized until payment is received due to uncertainty of collection of borrower loan payments.  Currently, we charge servicing fees at an annualized rate of 1.0% of the outstanding principal balance of a Prosper borrower member’s loan, which we deduct from each lender member’s share of borrower loan payments.  Overtime, we expect that the servicing fees that we receive will ultimately decrease to zero as the loans originated prior to October 16, 2008 mature.

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

Stock-Based Compensation

We account for stock-based compensation for employees using fair-value based accounting in accordance with ASC Topic 718, Compensation – Stock Compensation.  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes model to determine the fair value of stock options granted to employees.  The stock-based compensation expense related to awards that are expected to vest is amortized over the vesting term of the stock-based award, which is generally four years.

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2010 and 2009, together with the percentage change between periods, are set forth below.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,				Change from prior period
	2010		2009
		As % of sales		As % of sales	$ Increase / (Decrease)%
Revenues
Agency fees	$191,831		$67,348		$124,483	185%
Loan servicing fees	42,250		121,875		(79,625)	(65%)
Interest income (expense) on Borrower Loans
and Borrower Payment Dependent Notes, net	123,720		2,659		121,061	4553%
Rebates and promotions	3,251		-		3,251	n/a
	361,052		191,882		169,170	88%
Cost of Revenues
Cost of services	(265,485)	(74%)	(152,428)	(79%)	(113,057)	74%
Provision for loan and Note repurchases	813	0%	1,767	1%	(954)	(54%)
Total revenues, net	96,380		41,221		55,159	134%

Operating expenses
Compensation and benefits	1,177,175	326%	1,131,676	590%	45,499	4%
Marketing and advertising	103,036	29%	167,435	87%	(64,399)	(38%)
Depreciation and amortization	143,044	40%	150,315	78%	(7,271)	(5%)
General and administrative
Professional services	702,540	195%	593,722	309%	108,818	18%
Facilities and maintenance	159,097	44%	160,868	84%	(1,771)	(1%)
Other	215,705	60%	126,297	66%	89,408	71%
Total expenses	2,500,597		2,330,313		170,284	7%
Loss before other income (expense)	(2,404,217)		(2,289,092)		(115,125)	5%

Other income (expense)
Interest Income	4,782	1%	3,434	2%	1,348	39%
Change in fair value on Borrower Loans
and Borrower Payment Dependent Notes, net	163,836	45%	39,133	20%	124,703	319%
Loss on impairment of fixed assets	-	0%	(1,189)	(1%)	1,189	(100%)
Other income	12,583	3%	9,576	5%	3,007	31%
Total other income	181,201		50,954		130,247	256%
Loss before income taxes	(2,223,016)		(2,238,138)		15,122	(1%)
Income taxes	-	0%	-	0%	-	n/a
Net Loss	$(2,223,016)		$(2,238,138)		$15,122	(1%)

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,				Change from prior period
	2010		2009
		As % of sales		As % of sales	$ Increase / (Decrease)%
Revenues
Agency fees	$512,101		$68,273		$443,828	650%
Loan servicing fees	142,870		446,754		(303,884)	(68%)
Interest income (expense) on Borrower Loans
and Borrower Payment Dependent Notes, net	178,020		2,659		175,361	6595%
Rebates and promotions	(16,617)		-		(16,617)	n/a
	816,374		517,686		298,688	58%
Cost of Revenues
Cost of services	(668,708)	(82%)	(376,803)	(73%)	(291,905)	77%
Provision for loan and Note repurchases	(26,817)	(3%)	26,273	5%	(53,090)	(202%)
Total revenues, net	120,849		167,156		(46,307)	(28%)

Operating expenses
Compensation and benefits	3,430,904	420%	3,825,649	739%	(394,745)	(10%)
Marketing and advertising	487,337	60%	233,633	45%	253,704	109%
Depreciation and amortization	421,208	52%	447,791	86%	(26,583)	(6%)
General and administrative
Professional services	2,111,524	259%	2,154,715	416%	(43,191)	(2%)
Facilities and maintenance	478,709	59%	500,468	97%	(21,759)	(4%)
Other	1,130,345	138%	824,635	159%	305,710	37%
Total expenses	8,060,027		7,986,891		73,136	1%
Loss before other income (expense)	(7,939,178)		(7,819,735)		(119,443)	2%

Other income (expense)
Interest Income	9,111	1%	39,452	8%	(30,341)	(77%)
Change in fair value on Borrower Loans
and Borrower Payment Dependent Notes, net	397,644	49%	39,133	8%	358,511	916%
Loss on impairment of fixed assets	(3,179)	(0%)	(41,704)	(8%)	38,525	(92%)
Other income	41,300	5%	56,399	11%	(15,099)	(27%)
Total other income	444,876		93,280		351,596	377%
Loss before income taxes	(7,494,302)		(7,726,455)		232,153	(3%)
Income taxes	-	0%	-	0%	-	n/a
Net Loss	$(7,494,302)		$(7,726,455)		$232,153	(3%)

Revenues

Agency Fees

Agency fees for the three and nine months ended September 30, 2010, were $191.8 thousand and $512.1 thousand, respectively, representing an increase of $124.5 thousand and an increase of $443.8 thousand, as compared to $67.3 thousand for the three months ended September 30, 2009 and $68.3 thousand nine months ended September 30, 2009.   The significant increase in agency fees for the three and nine months ended September 30, 2010 is due to the fact the Company was not originating any new loans from October 2008 through July of 2009, except for 13 loans originated in the three and six months ended June 30, 2009 when Prosper briefly re-opened in the State of California from April 28, 2009 to May 8, 2009.  These loans were funded by Prosper and no Notes were sold to California residents.  Prosper originated 1,270 and 4,052 loans in the three and nine months ended September 30, 2010, respectively.

Loan Servicing Fees

For the three and nine months ended September 30, 2010, loan servicing fees were $42.3 thousand and $142.9 thousand, respectively, representing a decrease of $79.6 thousand and $303.9 thousand, as compared to $121.9 thousand for the three months ended September 30, 2009, and $446.8 thousand for the nine months ended September 30, 2009.  The decrease in loan servicing fees is attributed primarily to the overall decrease in the outstanding principal balance of loans serviced from the comparable prior year periods.

Interest Income on Borrower Loans and Payment Dependent Notes

Gross interest income earned and gross interest expense incurred were $945.8 thousand and $822.1 thousand, respectively for the three months ended September 30, 2010, resulting in net interest income of $123.7 thousand. Gross interest income earned and gross interest expense incurred for the nine month ended September 30, 2010 were approximately $2.0 million and $1.9 million, netting to $178.0 thousand in interest income. Gross interest income earned and gross interest expense incurred were $13.3 thousand and $10.6 thousand, respectively for the three and nine months ended September 30, 2009, resulting in net interest income of $2.7 thousand.   As we did not implement our new operating structure until July 13, 2009, gross interest income earned and gross interest expense incurred for the three and nine months ended September 30, 2009 were identical.  Over time, we expect that revenues and expenses related to borrower loans and Notes will increase as we grow our platform.

Cost of Revenues

Cost of Services

       Our cost of services are comprised primarily of credit bureau fees, payments to strategic partners, collection expenses, the change in fair value of servicing rights, referral program fees for certain partners and other expenses directly related to loan funding and servicing.  Cost of service expenses were $265.5 thousand and $668.7 thousand for the three and nine months ended September 30, 2010, respectively, an increase of 74% and 77%, as compared to $152.4 thousand for the three months ended September 30, 2009, and $376.8 thousand for the nine months ended September 30, 2009. During 2010, we had an overall increase in our cost of services due to the fact that we were operating in a quiet period for the first and second quarter of 2009 and did not incur expenses related to our loan origination activities.  Specifically, there was a significant increase in credit bureau fees incurred in 2010 as we were subject to minimum monthly fees under our contract through the first six months of 2009.  In addition, we were not yet incurring expenses related to our secondary market trading partner which did not launch until July 2009, and we were also subject to an increase in strategic partnership fees related to a renegotiation of contractual terms.  During 2010, the Company carried out new lender and borrower focused promotional programs in order to increase volume.

Loan and Note Repurchases

Judgments in our favor have led to recoveries during the period which correspond to certain loan repurchases.  For the three and nine months ended September 30, 2010, we received recoveries on prior repurchased loans of approximately $813 and $4.2 thousand, respectively.  For the three and nine months ended September 30, 2009, we recorded recoveries on prior repurchase losses of approximately $1.8 thousand and $6.3 thousand, respectively.  There were no repurchased loans for the nine months ended September 30, 2010, as compared to repurchase losses of $37.1 thousand for the nine months ended September 30, 2009.  We continue to devote a significant amount of attention to fraud prevention and will continue to implement fraud control procedures to maintain a low level of repurchased loans.

Other Income (Expense)

Interest Income

Interest income on cash and cash equivalents was $4.8 thousand and $9.1 thousand for the three and nine months ended September 30, 2010, an increase of 39% and a decrease of  77% as compared to $3.4 thousand and $39.5 thousand for the three and nine months ended September 30, 2009, respectively.  The increase in interest income for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily attributable to higher average cash balances in the third quarter of 2010 related to the Series D funding which closed in April 2010.  The decrease in interest income for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, was primarily attributable to lower average monthly cash balances into the beginning of second quarter of 2010.

Change in Fair Value on Borrower Loans and Payment Dependent Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures, we elected to account for unrealized gains or losses on the borrower loans and borrower payment dependent notes on a fair value basis.  These amounts are included as a component of other income (expense) in our consolidated statement of operations. The total fair value adjustment was $1.7 million and $2.1 million for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $397.6 thousand for the nine months ended September 30, 2010.  The total fair value adjustment was $58.7 thousand and $222.5 thousand for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $163.8 thousand for the three months ended September 30, 2010.

Impairment of Fixed Assets

During the first quarter of 2009 and second quarter of 2010, management made the decision to discontinue the development of one of our planned software development projects. The software assets previously capitalized in 2008 and in the first quarter of 2010 were deemed to be impaired in accordance with ASC Topic 360. An impairment charge of $40,515, encompassing the amount capitalized in 2008, as well as small disposals of obsolete computer software is included as a component of other income (expense) in our consolidated statement of operations for the nine months ended September 30, 2009.  An impairment charge of $3,179, encompassing the amount capitalized in the first quarter of 2010, is included as a component of other income (expense) in our consolidated statements of operations for the three and nine months ended September 30, 2010.

Other Income

Other income consists primarily of credit referral fees, where partner companies pay us an agreed upon amount for referrals of customers from our website.  Other income was $12.6 thousand and $41.3 thousand for the three and nine months ended September 30, 2010, respectively, an increase of 31% and a decrease of 27% as compared to $9.6 thousand and $56.4 thousand for the three and nine months ended September 30, 2009.  The increase in other income for the three months ended September 30, 2009 to the three months ended September 30, 2010 was due to the addition of a number of new partners that represented an increase in credit referral volume.  The decrease in other income for the nine months ended from September 30, 2009 to the nine months ended September 30, 2010 was primarily due to a slight decline in the amount of volume for credit referral partners through the first two quarters of 2010 and the renegotiation of contract pricing terms for a significant credit referral partner in February of 2010.

	Three Months Ended September 30,		Change from prior period
	2010	2009
	Unaudited	Unaudited	$ Increase / (Decrease)%
Operating expenses
Compensation and benefits	$1,177,175	$1,131,676	$45,499	4%
Marketing and advertising	103,036	167,435	(64,399)	(38%)
Depreciation and amortization	143,044	150,315	(7,271)	(5%)
General and administrative
Professional services	702,540	593,722	108,818	18%
Facilities and maintenance	159,097	160,868	(1,771)	(1%)
Other	215,705	126,297	89,408	71%
Total expenses	$2,500,597	$2,330,313	$170,284	7%

	Nine Months Ended September 30,		Change from prior period
	2010	2009
	Unaudited	Unaudited	$ Increase / (Decrease)%
Operating expenses
Compensation and benefits	$3,430,904	$3,825,649	$(394,745)	(10%)
Marketing and advertising	487,337	233,633	253,704	109%
Depreciation and amortization	421,208	447,791	(26,583)	(6%)
General and administrative
Professional services	2,111,524	2,154,715	(43,191)	(2%)
Facilities and maintenance	478,709	500,468	(21,759)	(4%)
Other	1,130,345	824,635	305,710	37%
Total expenses	$8,060,027	$7,986,891	$73,136	1%

Operating Expenses

Compensation and benefits were $1.2 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively, a $45.5 thousand or 4% increase.  This slight increase was due to normal salary and wage increases and employee relocation expenses, which were partially offset by a decrease in vacation-, sick-, and holiday-related expenses as well as an increase in the amount of salaries that we capitalized related to the development of internal use software.  Compensation and benefits were $3.4 million and $3.8 million for the nine months ended September 30, 2010 and 2009, respectively, a $394.7 thousand or 10% decrease. The decreases were predominantly due to employee reductions through voluntary and involuntary terminations, which in turn decreased salaries and wages and related payroll expenses.  In addition, there was a decrease in stock-based compensation expense as well as an increase in the amount of salaries that we capitalized related to the development of internal use software during the nine months ended September 30, 2010.

Marketing and advertising costs consist primarily of search engine marketing, online and offline campaigns, marketing promotions, affiliate marketing, public relations and direct mail marketing.  Marketing and advertising costs were $103.0 thousand and $167.4 thousand for the three months ended September 30, 2010 and 2009, a decrease of $64.4 thousand or 38%.  This decrease was primarily due to a decrease in offline marketing spend, which was partially offset by a slight increase in our affiliate programs and lender promotional campaigns.

Marketing and advertising costs were $487.3 thousand and $233.6 thousand for the nine months ended September 30, 2010 and 2009, an increase of $253.7 thousand or 109%.  The increase in marketing and advertising expenditures for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 resulted from the fact that we were operating in a quiet period during the first half of 2009.  During the first nine months of 2010, we have increased our marketing spend to attract borrowers and increase investments by our lender members.

Depreciation and amortization expense was $143.0 thousand for the three months ended September 30, 2010, a decrease of $7.3 thousand or 5% as compared to $150.3 thousand for the three months ended September 30, 2009.  Depreciation and amortization expense was $421.2 thousand for the nine months ended September 30, 2010, a decrease of $26.6 thousand or 6% as compared to $447.8 thousand for the three months ended September 30, 2009.  These decreases were primarily due to assets becoming fully depreciated during the period, however these decreases were partially offset by the capitalization of various internal use software development projects placed in service during 2010.

General and Administrative Expenses

Professional service expenses are comprised of legal expenses, audit and accounting fees, and consulting services.  For the three months ended September 30, 2010, professional expenses were $702.5 thousand, an increase of $108.8 thousand or 18% as compared to $593.7 thousand for the three months ended September 30, 2009.  We incurred higher legal fees associated with the class action lawsuit as discussed in Note 12, and increased audit and tax fees, however these increases were partially offset by a decrease in consulting expenses.  For the nine months ended September 30, 2010, professional expenses were approximately $2.1 million, a decrease of $43.2 thousand or 2% as compared to approximately $2.2 million for the nine months ended September 30, 2009.  Overall for the nine months ended September 30, 2010, we incurred substantially decreased legal fees related to our registration statement, however these decreases were partially offset by an increase in legal fees associated with our class action lawsuit and an increase in consulting services and accounting and tax related fees as compared to the nine months ended September 30, 2009.

Facilities and maintenance expenses consist primarily of rents paid for our corporate office lease and data co-location facility, office expenses, hardware and software maintenance and support costs and equipment and software costs that did not meet capitalization criteria. Facilities and maintenance expenses for the three months ended September 30, 2010 were $159.1 thousand, which is a marginal decrease from expenses of $160.9 thousand for the three months ended September 30, 2009.  Facilities and maintenance expenses for the nine months ended September 30, 2010 were $478.7 thousand, which represents a decrease of $21.8 thousand, as compared to $500.5 thousand for the nine months ended September 30, 2009.  The overall decline in facilities and maintenance expenses is due to a reduction in software costs that did not meet capitalization criteria, and software maintenance and support costs which were partially offset by an increase in data backup servicing expenses during the period.

Other general and administrative expenses consist of bank service charges, NASAA state penalty settlement expenses, travel and entertainment, taxes and licenses, communications costs, interest expense related to our convertible promissory notes and other miscellaneous expenses.  For the three months ended September 30, 2010, other general administrative expenses were $215.7 thousand, an increase of $89.4 thousand or 71% as compared to $126.3 thousand for the three months ended September 30, 2009.  The increase in other general administrative expenses from the three months ended September 30, 2009 to the three months ended September 30, 2010 was primarily due to the increase in bank service charges which stem from our increased ACH volumes and increased external recruiting fees.  In addition to the expenses noted above, the company incurred expenses related to the renewal of our state securities registrations or qualifications, as well as state security registration payments, in which we were inadvertently late in filing applications to renew our registrations or qualifications in several states.

For the nine months ended September 30, 2010, other general administrative expenses were $1.1 million, an increase of $305.7 thousand or 37% as compared to $824.6 thousand for the nine months ended September 30, 2009.  The increase in general administrative expenses from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was primarily due to the additional interest expense that we incurred in connection with the convertible promissory notes issued in 2009 and in the first four months of 2010 as discussed in Note 5 of our consolidated financial statements, increases in travel and entertainment expenses, licensing fees, expenses related to surety bonds required for lending activity in certain states and increased insurance fees related to our director and officer insurance policies.  These increases were partially offset by a decrease in NASAA state penalty settlement expenses as discussed in Note 12 and a decrease in EDGAR printing and filing services during the process of getting our registration statement declared effective by the SEC.

Liquidity and Capital Resources

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through the end of 2010.  We had negative cash flows from operations of $7.3 million and $7.6 million for the nine months ended September 30, 2010 and 2009, respectively.  Additionally, since our inception through September 30, 2010, we have an accumulated deficit of $48.1 million.

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

Net cash used in operating activities was $7.3 million and $7.6 million for the nine months ended September 30, 2010 and 2009, respectively.  Net cash used in operating activities was used to fund ongoing operations such as headcount cost, legal and accounting services, marketing expenses and cost of service expenses.  The anticipated increase in origination revenue is expected to reduce our on-going cash requirements.

Net cash used in investing activities for the nine months ended September 30, 2010 was $13.3 million which consisted of $18.6 in million borrower loans originations offset by $5.6 million in borrower loan principal repayments and purchases of property and equipment of $324.4 thousand.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $26.4 million which consisted of proceeds from the issuance of convertible preferred stock of $11.3 million net of $275.9 thousand paid for stock issuance costs, proceeds from the issuance of Borrower Payment Dependent Notes of $18.6 million offset by $5.4 million in repayment of Borrower Payment Dependent Notes, proceeds from the issuance of promissory notes of $2.5 million offset by repayments of promissory notes of $323.6 thousand, and proceeds from the exercise of fully vested stock options of $6.5 thousand.

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. As of September 30, 2010 the remaining principal balance remaining on the note was $300,000.  We paid a principal payment in the amount of $20,000 in June 2010 with the remaining principal amount of $300,000 due in September 2011.

On November 10, 2009, the Company and QED Fund I, L.P., a Delaware limited partnership (“QED”), entered into a Note and Warrant Purchase Agreement (the “QED Purchase Agreement”), pursuant to which, we issued to QED a Convertible Promissory Note (the “QED Note”) dated as of November 10, 2009.  The QED Note had a principal amount of $1,000,000.  Interest on the QED Note accrued at a per annum rate of 15.0%. In connection with the consummation of the Series D Financing, the QED Note and all accrued interest thereunder was converted into Series D preferred stock equal to principal and accrued interest of $1,064,521 on the QED Note, plus $300,000 which represented consideration for QED’s agreement to convert the QED Note prior to its maturity date.

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

In connection with the February Bridge Purchase Agreement, we issued to the February Bridge Note purchasers fully vested warrants (the “February Bridge Warrants”) to purchase an aggregate of 328,356 shares of our Common Stock at an exercise price of $0.56 per share.  The February Bridge Warrants are exercisable any time from the date of issuance and will expire on February 1, 2015. We allocated the February Bridge Note proceeds to the convertible February Bridge Note and February Bridge Warrants based on their relative fair values. The relative fair value attributable to the February Bridge Warrants is $96,625, which was recorded as a discount to the February Bridge Note and a corresponding credit to additional paid-in capital.  The debt discount of $96,625 was fully amortized to interest expense upon the conversion of the February Bridge note.

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

        On April 15, 2010, we entered into a Stock Purchase Agreement with certain new investors and certain of our existing investors pursuant to which, we issued and sold 20,340,705 shares of the Company’s Series D preferred stock for an aggregate purchase price of $14.7 million.

We have assessed the contingent liability related to prior sales of loans on the platform and have determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $53.3 million, which represents the remaining outstanding principal amount of $8.6 million and loans charged off of $44.7 million as of September 30, 2010.  For more information, see Note 12 of our consolidated financial statements located elsewhere in this report.

Since our inception, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Income Taxes

We incurred no income tax provision for the three and nine months ended September 30, 2010 and 2009.  Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization and use of net operating loss carry forwards.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we have not engaged in any off-balance sheet financing activities.  We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Additional Information about the Prosper Marketplace Loan Platform

Prosper Rating

Each listing is assigned a Prosper Rating. The Prosper Rating is a letter that indicates the level of risk associated with a listing and corresponds to an estimated average annualized loss rate range, or loss rate, for the listing. This rating system allows Prosper to maintain consistency when assigning a rating to the listing. There are currently seven Prosper Ratings, but this, as well as the associated loss may change over time as the marketplace dictates.

The Prosper Ratings that were in place as of September 30, 2010 and the associated estimated loss ranges associated with them are as follows:

Prosper Rating	Est. Avg. Annual Loss Rate
AA	0.00% - 1.99%
A	2.00% - 3.99%
B	4.00% - 5.99%
C	6.00% - 8.99%
D	9.00% - 11.99%
E	12.00% - 14.99%
HR	>=15.00%

 The loss rate is based on the historical performance of Prosper borrower loans with similar characteristics and is determined by two scores: (1) a custom Prosper score, discussed below, and (2) a credit score obtained from a credit reporting agency (currently, Experian’s Scorex PLUS score). The use of these two scores determines a base loss rate for each listing.  This base loss rate is subject to adjustment based on additional factors, such as whether the borrower has previsouly received a loan on our platform.  These adjustments result in an estimated loss rate, which then determines the Prosper Rating.

Recent Loan Originations

The table below shows loan volume and average lender yield by Prosper Rating for originations from July 13, 2009 to September 30, 2010.

July 13, 2009 - September 30, 2010 Originations
as of September 30, 2010
Prosper Rating	Number	Amount	Average Loan Size	Weighted Average Lender Yield
AA	836	$5,295,489	$6,334	8.37%
A	1,331	6,942,332	5,216	9.48%
B	408	2,803,706	6,872	13.89%
C	977	3,798,742	3,888	20.37%
D	1,185	4,476,583	3,778	25.74%
E	590	1,712,117	2,902	31.53%
HR	759	2,416,660	3,184	31.33%
Total	6,086	$27,445,629	$4,510	17.18%

Historical Performance

The following four tables show loan performance through September 30, 2010 by Prosper Rating and loan age.  Loans originated prior to 2009 were not assigned a Prosper Rating; however, in order to view performance on a comparable basis, loans originated prior to 2009 were retroactively assigned a Prosper Rating based upon their applicable listing characteristics.  The “No Rating” category includes loans with a credit score of less than 640 as well as loans for or which we could not generate a Prosper Rating because the credit variables needed to determine the rating were not available.

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
as of September 30, 2010
	Prosper Rating
Age in Months:	AA	A	B	C	D	E	HR	No Rating
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.28%	0.33%	0.00%	0.43%	0.30%	0.66%	0.90%	2.44%
3	0.29%	0.51%	0.00%	0.80%	0.81%	1.00%	2.43%	4.79%
4	0.50%	0.70%	0.33%	1.54%	1.75%	1.00%	4.18%	7.72%
5	0.32%	0.81%	0.68%	1.80%	2.13%	2.22%	5.74%	8.70%
6	0.33%	0.83%	0.69%	2.29%	2.69%	2.76%	6.97%	9.16%
7	0.34%	0.94%	1.06%	2.98%	2.80%	3.66%	7.87%	9.12%
8	0.71%	1.45%	1.44%	3.42%	2.97%	3.59%	8.35%	9.08%
9	0.86%	1.59%	1.48%	3.34%	3.70%	3.68%	8.81%	9.14%
10	0.64%	1.43%	1.53%	3.45%	3.60%	4.55%	8.78%	9.48%
11	0.40%	1.37%	1.57%	3.68%	3.91%	5.25%	8.57%	9.55%
12	0.41%	1.83%	2.00%	4.06%	4.68%	5.16%	8.55%	9.19%
13	0.57%	2.10%	2.48%	3.89%	5.49%	4.45%	9.35%	9.04%
14	0.44%	1.94%	2.55%	3.91%	4.86%	5.34%	9.78%	8.84%
15	0.15%	1.75%	1.77%	4.10%	4.24%	5.89%	9.52%	8.83%
16	0.31%	2.04%	2.26%	5.01%	4.29%	5.84%	9.56%	8.71%
17	0.66%	1.99%	3.79%	5.30%	3.85%	4.46%	8.86%	8.19%
18	1.38%	2.41%	2.46%	5.64%	4.06%	3.69%	9.11%	8.29%
19	1.62%	1.95%	3.00%	3.90%	4.26%	4.28%	9.18%	8.33%
20	1.52%	2.14%	2.06%	3.04%	4.38%	4.08%	8.26%	8.44%
21	1.18%	2.50%	3.24%	2.91%	4.75%	3.89%	8.26%	8.17%
22	1.66%	2.59%	4.57%	3.71%	4.42%	3.79%	8.61%	7.89%
23	1.94%	2.71%	4.09%	4.55%	4.39%	4.99%	8.46%	7.50%
24	0.95%	3.40%	3.14%	4.62%	3.81%	6.91%	8.64%	7.66%
25	1.87%	2.91%	2.84%	4.56%	4.22%	7.23%	8.80%	7.52%
26	1.74%	2.62%	4.92%	4.78%	4.28%	5.84%	8.42%	8.07%
27	2.07%	2.84%	2.78%	4.53%	5.86%	4.96%	7.72%	7.79%
28	2.06%	2.49%	3.19%	3.70%	5.15%	5.88%	8.31%	8.02%
29	1.03%	3.96%	0.00%	3.97%	4.32%	5.88%	7.43%	7.93%
30	0.00%	3.38%	1.47%	3.15%	4.48%	7.19%	7.66%	7.89%
31	0.81%	3.66%	3.77%	3.66%	4.94%	4.46%	6.73%	7.62%
32	0.91%	3.14%	8.70%	4.76%	5.18%	5.32%	6.78%	7.57%

The table below shows 31-120 day past due delinquency rates for loans originated from July 13, 2009 to September 30, 2010.  We have included actual historical delinquency rates compared to estimated delinquency rates for borrower loans originated after July 13, 2009, as shown below.  We consider loans more than 30 days past due to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.

Unit Delinquency Rate by Cycle for Loans Originated From July 13, 2009
31+ Days Past Due / Number Loans Outstanding
as of September 30, 2010

	Prosper Rating
	AA		A		B		C		D		E		HR
Age in Months:	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.27%	0.00%	0.24%	0.00%	0.00%	0.00%	0.54%	0.00%	0.65%	0.00%	0.43%	0.00%	1.36%	0.00%
3	0.31%	0.28%	0.36%	0.52%	0.00%	0.78%	0.95%	1.11%	2.16%	1.48%	2.18%	1.79%	2.29%	4.37%
4	0.17%	0.50%	0.60%	0.95%	1.30%	1.43%	1.74%	2.07%	3.19%	2.76%	2.79%	3.32%	4.93%	8.00%
5	0.38%	0.71%	0.90%	1.38%	1.96%	2.07%	2.45%	3.01%	4.02%	4.00%	3.46%	4.79%	4.32%	11.39%
6	0.67%	0.72%	1.38%	1.39%	2.89%	2.08%	3.36%	3.02%	4.42%	4.00%	4.51%	4.80%	5.25%	11.42%
7	0.53%	0.72%	1.69%	1.39%	1.52%	2.08%	3.77%	3.03%	4.71%	4.01%	4.57%	4.81%	6.69%	11.43%
8	0.98%	0.72%	1.20%	1.39%	0.93%	2.09%	2.66%	3.03%	4.64%	4.02%	4.95%	4.82%	7.27%	11.46%
9	1.17%	0.72%	1.20%	1.40%	0.00%	2.09%	2.33%	3.04%	6.88%	4.03%	5.56%	4.83%	8.72%	11.49%

The following table shows cumulative average annualized dollar loss rates for loans originated prior to July 13, 2009.

Cumulative Average Annual Loss % for Loans Originated Prior to July 13, 2009
as of September 30, 2010

	Prosper Rating
Age in Months:	AA	A	B	C	D	E	HR	N/A
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.02%
3	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.02%
4	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%
5	-0.01%	0.30%	0.00%	0.02%	0.28%	1.51%	1.73%	2.75%
6	0.32%	0.61%	0.00%	2.05%	1.21%	1.57%	4.44%	5.95%
7	0.28%	0.80%	0.00%	3.01%	2.64%	1.75%	6.53%	9.67%
8	0.25%	0.90%	0.00%	3.52%	3.07%	2.74%	9.04%	12.24%
9	0.37%	1.17%	0.13%	4.22%	3.86%	4.15%	11.45%	14.63%
10	0.83%	1.43%	0.87%	6.42%	4.61%	4.84%	13.65%	16.15%
11	1.13%	1.55%	0.81%	6.89%	5.40%	6.57%	15.76%	17.83%
12	1.61%	1.92%	1.07%	7.02%	5.85%	7.13%	17.64%	19.14%
13	1.68%	2.26%	1.46%	8.40%	6.66%	9.21%	18.60%	20.22%
14	1.60%	2.31%	1.65%	9.09%	7.49%	9.56%	19.56%	21.24%
15	1.59%	2.37%	1.69%	9.35%	8.46%	9.87%	20.64%	21.81%
16	2.08%	2.87%	2.26%	9.92%	8.95%	10.47%	21.37%	22.39%
17	2.01%	3.01%	2.66%	10.11%	9.39%	11.90%	22.52%	22.82%
18	1.95%	3.15%	3.60%	10.58%	9.63%	12.12%	23.10%	23.08%
19	1.90%	3.32%	3.66%	11.50%	9.63%	12.74%	23.45%	23.29%
20	2.17%	3.52%	4.45%	12.17%	9.75%	13.18%	24.10%	23.41%
21	2.37%	3.69%	4.56%	12.49%	10.01%	13.02%	24.53%	23.66%
22	2.72%	3.72%	4.48%	12.36%	10.29%	13.03%	24.91%	24.06%
23	2.88%	3.76%	4.91%	12.45%	10.51%	13.33%	25.10%	24.20%
24	2.84%	3.84%	5.01%	12.46%	10.50%	13.43%	25.31%	24.35%
25	3.10%	4.05%	5.08%	12.49%	10.59%	13.29%	25.58%	24.41%
26	3.11%	4.14%	5.38%	12.63%	10.80%	13.38%	25.69%	24.58%
27	3.09%	4.16%	5.52%	12.91%	10.77%	13.78%	25.90%	24.63%
28	3.12%	4.21%	5.68%	12.90%	10.91%	13.86%	26.09%	24.74%
29	3.36%	4.25%	5.66%	12.86%	11.00%	13.82%	26.17%	24.79%
30	3.44%	4.28%	5.83%	12.90%	11.05%	13.86%	26.20%	24.93%
31	3.43%	4.27%	5.82%	12.91%	11.09%	13.83%	26.25%	25.01%
32	3.43%	4.33%	5.82%	12.89%	11.11%	13.87%	26.29%	25.12%

     The following table shows cumulative average annualized dollar loss rates for loans originated from July 13, 2009 to September 30, 2010.

Cumulative Average Annual Loss % for Loans Originated From July 13, 2009
as of September 30, 2010

	Prosper Rating
	AA		A		B		C		D		E		HR
Age in Months:	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected	Actual	Expected
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
3	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
4	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
5	0.93%	0.44%	0.00%	0.88%	0.00%	1.33%	0.08%	2.01%	0.00%	2.71%	0.00%	3.43%	1.35%	9.03%
6	0.82%	0.73%	0.00%	1.45%	0.00%	2.20%	1.87%	3.30%	0.66%	4.43%	0.00%	5.59%	1.99%	14.23%
7	0.75%	0.93%	0.04%	1.86%	0.00%	2.81%	1.77%	4.22%	1.45%	5.64%	2.35%	7.11%	3.40%	17.85%
8	0.70%	1.09%	0.21%	2.17%	1.71%	3.27%	1.89%	4.90%	2.42%	6.55%	3.24%	8.24%	4.39%	20.51%
9	0.98%	1.21%	0.35%	2.41%	1.64%	3.63%	2.42%	5.43%	2.60%	7.26%	3.09%	9.12%	4.21%	22.56%

Historical Information About Prosper Borrower Members and Outstanding Borrower Loans

From November 2005 through July 12, 2009, we facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624.  As of September 30, 2010, 19.2% of these borrower loans were current, 44.7% were paid in full, 0.3% were 16 to 30 days past due, 1.4% were more than 30 days past due, and 34.1% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.  Of the 29,013 borrower loans 12,964 loans, or 45%, had been greater than 15 days past due at any time, 11,875 loans, or 41%, had been more than 30 days past due at any time, 11,078 or 38%, had been more than 60 days past due at any time. Of these 29,013 loans, a total of 77 loans with an aggregate original principal amount of $577,402 (0.3% of total) were repurchased by Prosper due to identification theft or operational issues.

The defaulted loans as of September 30, 2010 were comprised of 9,893 borrower loans, equaling a total net defaulted amount of $44,825,319 for loans originated prior to July 13, 2009.  Of these 9,893 defaulted loans, 1,072 were loans in which the borrowers had filed for bankruptcy, equaling $5,301,077 in net defaulted amount.

The following table presents additional aggregated information as of September 30, 2010 regarding delinquencies, defaults and borrower payments, grouped by Prosper Rating, for all loans originated on our website from November 2005 through July 12, 2009.  With respect to delinquent borrower loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of September 30, 2010.

Loan Originations
November 2005 - July 12th, 2009
(as of September 30, 2010)

		Total Loan Originations		Current Loans			16-30 Days Past Due
Prosper Rating		Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA		1,148	5,610,741	266	1,598,355	376,480	1	1,000	299
A		1,241	6,315,414	408	2,197,654	518,944	1	4,500	1,781
B		319	2,254,565	92	622,307	138,402	-	-	-
C		1,448	11,287,831	505	3,686,493	861,296	8	85,700	29,876
D		2,048	14,156,042	715	4,684,567	1,174,583	10	67,600	16,242
E		622	3,750,560	225	1,257,378	318,920	-	-	-
HR		6,914	67,881,305	1,639	13,854,161	3,101,654	29	243,198	54,006
N/A	1	15,273	67,881,166	1,731	5,440,310	1,382,210	36	135,550	42,255

		29,013	179,137,624	5,581	33,341,225	7,872,488	85	537,548	144,459
		avg loan size:	$6,174

percent of total				19.2%	18.6%		0.3%	0.3%

		Paid In Full		31+ Days Past Due			Defaulted 2
Prosper Rating		Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA		840	3,647,432	2	9,989	4,501	37	345,965	199,583
A		717	3,480,810	11	63,300	21,789	101	563,400	327,536
B		191	1,340,258	4	47,000	11,374	32	245,000	146,812
C		651	4,840,286	30	208,991	49,319	245	2,395,261	1,595,808
D		898	6,316,894	41	261,448	80,014	381	2,817,733	1,894,639
E		244	1,404,657	13	101,700	38,429	139	985,825	663,897
HR		2,411	22,766,997	136	1,239,644	375,701	2,687	29,565,105	20,595,053
N/A		7,007	32,772,004	181	563,863	186,412	6,271	28,697,887	19,401,991

		12,959	76,569,338	418	2,495,935	767,538	9,893	65,616,177	44,825,319

percent of total		44.7%	42.7%	1.4%	1.4%		34.1%	36.6%

		Repurchased					Default due to Delinquency:
Prosper Rating		Number	Origination Amount					8,821	$39,524,242
AA		2	8,000
A		3	5,750
B		-	-				Default due to Bankruptcy3 :
C		9	71,100					1,072	$5,301,077
D		3	7,800
E		1	1,000
HR		12	212,200
N/A		47	271,552

		77	577,402
percent of total		0.3%	0.3%
1 includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating
2 includes all loans >120 days past due
3 Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due. If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

From July 13, 2009 through September 30, 2010, Prosper facilitated 6,086 borrower loans with an average original principal amount of $4,510 and an aggregate original principal amount of $27,445,629.  As of September 30, 2010, 88.2% of those borrower loans were current or had not reached their first billing cycle and 7.9% were paid in full, 0.4% were 16 to 30 days past due, 2.0% were more than 30 days past due, and 1.6% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due, the borrower has filed a bankruptcy or the loan has been discharged in bankruptcy.  Of these 6,086 borrower loans 347 loans, or 6%, have been greater than 15 days past due at any time, 254 loans, or 4%, have been more than 30 days past due at any time, 176 or 3%, are more than 60 days past due at any time.  There were no loans originated during this period that were repurchased by Prosper due to identification theft or operational issues.

The defaulted loans as of September 30, 2010 were comprised of 97 borrower loans, equaling a total net defaulted amount of $384,496 for loans originated from July 13, 2009.  Of these 97 defaulted loans, 10 were loans in which the borrowers had filed for bankruptcy, equaling $37,704 in net defaulted amount.

The following table presents additional aggregated information as of September 30, 2010, grouped by the Prosper Rating, for all loans originated on our website from July 13, 2009 through September 30, 2010.

Loan Originations
July 13, 2009 - September 30, 2010
(as of September 30, 2010)

	Total Loan Originations		Current Loans			16-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	836	$5,295,489	722	$4,714,703	$3,855,775	-	$-	$-
A	1,331	6,942,332	1,208	6,405,565	5,268,932	5	42,400	36,120
B	408	2,803,706	381	2,644,916	2,297,340	-	-	-
C	977	3,798,742	845	3,157,705	2,606,929	7	30,800	24,753
D	1,185	4,476,583	1,032	3,941,638	3,482,164	6	22,100	19,725
E	590	1,712,117	519	1,531,336	1,370,075	-	-	-
HR	759	2,416,660	660	2,092,059	1,871,671	6	19,153	17,002

	6,086	$27,445,629	5,367	$24,487,922	$20,752,887	24	$114,453	$97,600
	avg loan size:	$4,510

percent of total			88.2%	89.2%		0.4%	0.4%

	Paid In Full		31+ Days Past Due			Defaulted 1
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA	107	$522,386	2	$6,400	$5,703	5	$52,000	$47,410
A	95	417,568	12	43,400	37,153	11	33,399	29,929
B	20	123,240	2	5,050	4,383	5	30,500	21,669
C	84	419,087	26	83,250	75,453	15	107,900	100,659
D	89	309,065	29	104,200	95,328	29	99,580	94,504
E	39	92,931	18	46,650	42,676	14	41,200	30,814
HR	45	162,548	30	80,100	74,075	18	62,800	59,512

	479	$2,046,825	119	$369,050	$334,771	97	$427,379	$384,496

percent of total	7.9%	7.4%	2.0%	1.3%		1.6%	1.6%

	Repurchased					Default due to Delinquency:
Prosper Rating	Number	Origination Amount					87	$346,793
AA	-	$-
A	-	-
B	-	-				Default due to Bankruptcy2 :
C	-	-					10	$37,704
D	-	-
E	-	-
HR	-	-

	-	$-
percent of total	0.0%	0.0%
1 includes all loans >120 days past due
2 Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due. If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

The following table presents aggregate information as of September 30, 2010 regarding the results of our collection efforts for loans originated prior to July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.  For purposes of this portfolio analysis, we have excluded the 77 loans that Prosper repurchased due to identity theft or operational issues.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections	Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	50	$419,454	$27,433	$20,213	37	$203,892	$4,309	$199,583
A	137	764,133	49,555	40,480	101	351,565	24,029	327,536
B	41	320,800	21,214	3,949	32	150,001	3,189	146,812
C	314	2,991,377	202,531	110,725	245	1,666,582	70,774	1,595,808
D	491	3,631,501	252,089	164,048	381	1,959,680	65,041	1,894,639
E	169	1,171,724	84,547	53,080	139	689,033	25,136	663,897
HR	3,070	33,422,704	2,426,488	1,584,481	2,687	21,277,375	682,323	20,595,053
NA	7,132	32,433,596	2,459,331	1,929,409	6,271	20,519,879	1,117,889	19,401,991

Totals	11,404	$75,155,290	$5,523,187	$3,906,386	9,893	$46,818,007	$1,992,688	$44,825,319

The following table presents aggregate information, as of September 30, 2010 regarding the results of our collection efforts for loans originated after July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections	Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	11	$69,900	$4,687	$1,582	5	$47,410	$-	$47,410
A	34	116,924	7,622	969	11	29,929	-	29,929
B	10	53,550	3,725	342	5	21,977	308	21,669
C	50	223,650	17,240	4,228	15	100,659	-	100,659
D	77	262,080	21,418	6,265	29	94,969	465	94,504
E	39	110,845	9,700	2,892	14	31,172	358	30,814
HR	65	193,150	16,904	6,365	18	60,559	1,048	59,512
NA	-	-	-	-	0	-	-	-

Totals	286	$1,030,099	$81,296	$22,643	97	$386,675	$2,178	$384,496
[Miss

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Some of the borrowers on our platform are people who have had difficulty obtaining loans from other sources, including banks and other financial institutions on favorable terms, or on any terms at all, due to credit problems, limited credit histories, adverse financial circumstances, or high debt-to-income ratios.  Therefore, acquiring Notes that are dependent on payments we receive on the corresponding borrower loans of such borrowers may present a high risk of loan delinquency or default.  From our inception in November 2005 through July 12, 2009, we facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624 on our platform.  A total of 77 loans were repurchased by Prosper due to identify theft or operational issues.  As of September 30, 2010, of the 29,013 borrower loans, 19.2% were current, 44.7% were paid in full, 0.3% were 16 to 30 days late, and 1.4% were more than 30 days late.  In addition, of these 29,013 loans:

•	12,964 loans, or 45%, have been more than 15 days past due on at least one occasion;

•	11,875 loans, or 41%, have been more than 30 days past due on at least one occasion;

•	11,078 loans, or 38% have been more than 60 days past due on at least one occasion;

•	9,893 loans or 34% had defaulted (a borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy).

From July 13, 2009 to September 30, 2010, we facilitated 6,086 borrower loans with an average original principal amount of $4,510 and an aggregate original principal amount of $27,445,629 on our platform.  There have been no repurchases by Prosper due to identity theft or operational issues during that timeframe.

As of September 30, 2010, of these 6,086 borrower loans, 88.2% were current or had not reached their first billing cycle, 7.9% were paid in full, 0.4% were 16-30 days past due, 2.0% were more than 31 days past due, and 1.6% had defaulted.  In addition, of these 6,086 loans:

•	347 loans, or 6%, have been more than 15 days past due on at least one occasion;

•	254 loans, or 4%, have been more than 30 days past due on at least one occasion;

•	176 loans, or 3% have been more than 60 days past due on at least one occasion;

•	97 loans or 1.6% had defaulted (a borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy).

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

If a borrower fails to make a required payment on a borrower loan within 30 days of the due date, we will pursue reasonable collection efforts in respect of the borrower loan.  Referral of a delinquent borrower loan to a collection agency within five (5) business days after it becomes thirty days past due will be considered reasonable collection efforts.  From our inception in November 2005 through July 12, 2009, we facilitated 29,013 borrower loans.  A total of 77 loans were repurchased by Prosper due to identity theft or operational issues with respect to the 29,013 borrower loans.  With respect to these 29,013 borrower loans as of September 30, 2010:

•	0.3% were 16 to 30 days late and 44.7% had been more than 15 days past due on at least one occasion; and

•	1.4% were more than 30 days late and 40.9% had been more than 30 days past due on at least one occasion.

From July 13, 2009 to September 30, 2010, we facilitated 6,086 borrower loans.  Of these 6,086 borrower loans, there were no loans repurchased by Prosper due to identity theft or operational issues, as of September 30, 2010.  With respect to these 6,086 borrower loans as of September 30, 2010:

•	0.4% were 16 to 30 days late and 5.7% had been more than 15 days past due on at least one occasion; and

•	2.0% were more than 30 days late and 4.2% had been more than 30 days past due on at least one occasion.

If we refer a borrower loan to a collection agency, Prosper will not have any other obligation to attempt to collect that borrower loan.  We may also handle collection efforts in respect of a delinquent borrower loan directly.  If payment amounts on a delinquent borrower loan are received from a borrower more than 30 days after their due date, if the delinquent loan is referred to an outside collection agency, that collection agency will retain a percentage of any funds recovered from such borrower as a servicing fee before any principal or interest becomes payable to lender members from recovered amounts in respect of Notes related to the corresponding borrower loan.  Collection fees range from 17% to 30% of recovered amounts.

Neither Prosper nor the collection agency may be able to recover some or all of the unpaid balance of a non-performing borrower loan, and a lender member who has purchased a Note dependent for payment on the non-performing borrower loan would then receive nothing or a small fraction of the unpaid principal and interest payable under the Note.  A lender member must rely on the collection efforts of Prosper or the applicable collection agency to which such borrower loans are referred.  No lender member is permitted to attempt to collect payments on the borrower loans in any manner.

Risks Related to Prosper, Our Platform and Our Ability to Service the Notes

We face a contingent liability for securities law violations in respect of loans sold to our lender members from inception until October 16, 2008.  This contingent liability may impair our ability to operate our platform and service the borrower loans that correspond to the Notes.

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

•
On November 26, 2008, Prosper and the North American Securities Administrators Association, or “NASAA,” executed a settlement term sheet.  The term sheet set forth the material terms of a consent order to resolve matters relating to our sale and offer of unregistered securities and the omission of material facts in connection with such offers and sales.   On April 21, 2009, we reached agreement with NASAA on the final terms of the consent order for consideration by the states.  NASAA has recommended that each state adopt the terms of the settlement, however, the settlement is not binding on any state.  The terms of the settlement involve our payment of up to $1 million in the aggregate, which NASAA has allocated among the 50 states and the District of Columbia, based on our loan sale transaction volume in each state and the District prior to November 24, 2008.  We will not be required to pay any portion of the fine allocated to those states that do not execute a consent order with Prosper.  The terms of the settlement require the states to terminate their investigation of our activities related to the sale of securities before November 24, 2008.  If a state does not elect to participate in the NASAA settlement, such state would not be prevented from pursuing its own remedies in connection with our sale of securities before November 24, 2008.   As of September 30, 2010 and December 31, 2009, the Company had accrued approximately $283,975 and $356,000, respectively, in connection with this contingent liability in accordance with ASC Topic 450.  As of September 30, 2010, the Company has entered into consent order agreements with 32 states and has paid an aggregate of $428,737 in penalties.

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

We intend to vigorously defend the class action lawsuit and vigorously prosecute our suit against Greenwich.  We cannot, however, presently determine or estimate the final outcome of either lawsuit, and there can be no assurance that either matter will be finally resolved in our favor.  If the class action lawsuit is not resolved in our favor, we might be obliged to pay damages, and might be subject to such equitable relief as a court may determine.  If our lawsuit against Greenwich is not resolved in our favor, we might not be able to recover any proceeds from Greenwich to offset any losses we incur in the class action lawsuit.

As a result of our prior operations, a lender member who holds a loan originated on our platform prior to October 15, 2008 may be entitled to rescind her purchase and be paid the unpaid principal amount of her borrower loan, plus statutory interest.  The aggregate principal amount of loans we originated on our platform from inception through October 14, 2008 by non affiliated purchasers is $178.0 million ($179.1 million total originations). Of this amount, as of September 30, 2010, $44.7 million had defaulted ($44.8 million total defaulted), and $8.6 million remained outstanding ($8.8 million total remained outstanding).  Prosper is potentially liable for the remaining outstanding principal amount if the current borrowers stop making payments.  We have not recorded an accrued loss contingency in respect of this contingent liability, although we intend to continue to monitor the situation.  Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation; however, the statute of limitations periods under state laws may extend for a longer period of time.  If a significant number of our lender members sought rescission, or if the class action securities lawsuit is successful, our ability to maintain our platform and service the borrower loans to which the Notes correspond may be adversely affected.

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through 2010.

Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.

       We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses for a number of years as we grow our business.  For the periods ended September 30, 2010 and 2009 we had negative cash flows from operations of $7.3 million and $7.6 million, respectively.  Additionally, from our inception through September 30, 2010, we have an accumulated deficit of $48.1 million.

We have financed our operations, to date, primarily with proceeds from the sale of equity securities.  At September 30, 2010, we had approximately $6.6 million in unrestricted cash and cash equivalents.  We are dependent upon raising additional capital or debt financing to fund our current operating plan.  Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern.  Further, an unfavorable outcome of the class action lawsuit at the high end of the range could hinder Prosper’s ability to continue operations, absent other extenuating circumstances.   Further, we can provide no assurances as to the availability or terms upon which the required financing and capital might be available.

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $53.3 million which represents the remaining outstanding principal amount of $8.6 million and loans charged off of $44.7 million as of September 30, 2010.

Risks Relating to Compliance and Regulation

Prosper’s administration of the automated bidding plan system could create additional liability for Prosper and such liability could be material

A lender can identify loans on Prosper’s website in one of two ways:  manually, or through an automated plan.  Automated plans are automated bidding tools that allow a lender to place bids efficiently using criteria the lender sets, without having to look through every listing or worry about listing end dates. A lender specifies the amount of money and minimum yield percentage to bid on listings that meet the lender’s criteria, such as Prosper Rating, number of current delinquencies, or other listing features. Prosper offers several plans as models with pre-filled criteria that will help get a lender started. Since our relaunch in July 2009, approximately 48% of the bids made on our platform (measured in terms of dollar volume) were made by members using our automated plan system.

Each automated plan represents a group of loan criteria, which if implemented, allow a lender to bid on loans meeting such criteria.  Since the Notes ultimately purchased through an automated plan are the same as Notes purchased manually, they present the same risks of non-payment as all Notes that may be purchased on Prosper’s website.  For example, as with any other Note purchased through Prosper’s website, there is a risk that a loan identified through an automated plan may become delinquent or default, and the estimated return and estimated loss for that loan individually, or the estimated loss or return for the plan as a whole, may not accurately reflect the actual return or loss on such loan.  If this were to occur, a lender member who purchases a Note through an automated plan could pursue a claim against Prosper in connection with its representations regarding the performance of the loans bid upon through the plan.  An investor could pursue such a claim under various antifraud theories under federal and state securities law.  To date, no actions have been taken or threatened against us on this theory.  However, such actions could have a material adverse effect on our business.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On July 13, 2009, we commenced a public offering of up to $500,000,000 in principal amount of our Borrower Payment Dependent Notes pursuant to a Registration Statement on Form S-1 (File No. 333-147019). The offering is a continuous offering and remains ongoing. The registration statement was declared effective by the SEC on July 10, 2009.  From July 13, 2009 to November 9, 2010, we sold $30,525,503 in principal amount of Notes at 100% of their principal amount.  The Notes are offered only through our website, and there are no underwriters or underwriting discounts. As set forth in the registration statement, we have incurred estimated expenses of approximately $1,896,698 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a borrower loan through our platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

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

Prosper Marketplace, Inc.
Date: November 12, 2010	By:	/s/ Christian A. Larsen
		Name:	Christian A. Larsen
		Title:	Chief Executive Officer (Principal Executive Officer)

Prosper Marketplace, Inc.
Date: November 12, 2010	By:	/s/ Kirk T. Inglis
		Name:	Kirk T. Inglis
		Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit
Number	Exhibit Description
10.3	Amended and Restated Loan Account Program Agreement, dated September 14, 20010, between WebBank and Prosper Marketplace, Inc.(1)

10.4	Amended and Restated Loan Sale Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc.(1)

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(1)
Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 under of the Securities Exchange Act of 1934.