Form 10-K
period 2010-12-31
PROSPER MARKETPLACE INC
filed 2011-03-30
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of March 24, 2011 there were 4,498,667 shares of the registrant’s common stock outstanding.

PROSPER MARKETPLACE, INC.

Forward-Looking Statements

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and is believed to have a reasonable basis.  Nevertheless, there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•
the performance of the our Borrower Payment Dependent Notes or “Note”, which, in addition to being speculative investments, are special, limited obligations that are not secured, guaranteed or insured;

•	our ability to make payments on the Notes, including in the event that borrowers fail to make payments on the corresponding loans;

•	the reliability of the information about borrowers that is supplied by borrowers;

•	our ability to service the loans, and the ability of Prosper or a third party debt collector to pursue collection against any borrower, including in the event of fraud or identity theft;

•	credit risks posed by the credit worthiness of borrowers, the lack of a maximum debt-to-income ratio for borrowers, and the effectiveness of Prosper’s credit rating systems;

•	actions by some borrowers to defraud lender members and risks associated with identity theft;

•	our limited operational history and lack of significant historical performance data about borrower performance;

•	the impact of current economic conditions on the performance of the Notes and loss rates of the Notes;

•	payments by borrowers on the loans in light of the facts that the loans do not impose restrictions on borrower and do not include cross-default provisions;

•	our compliance with applicable local, state and federal law, including the Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;

•	the application of federal and state bankruptcy and insolvency laws to borrowers and to Prosper;

•	the impact of borrower defaults and prepayments on the return on the Notes;

•	the lack of a public trading market for the Notes and the ability to resell the Notes on the Note Trader platform;

•	the federal income tax treatment of an investment in the Notes;

•
our ability to prevent security breaches, disruptions in service, and comparable events that could compromise the personal and confidential information held on our data systems, reduce the attractiveness of our platform or adversely impact our ability to service loans;

•	the resolution of pending litigation involving Prosper, including any state or federal securities litigation; and

•	our ability to compete successfully in the peer-to-peer and consumer lending industry.

       There may be other factors that may cause our actual results to differ materially from the forward-looking statements in this Annual Report on Form 10-K. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Annual Report on Form 10-K for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

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

PART I

Item 1. Business

ABOUT PROSPER

Overview

Prosper’s peer-to-peer lending platform was designed to allow people to lend money to other people in an open transparent marketplace, with the aim of allowing both lenders and borrowers to profit financially as well as socially. We believe peer-to-peer lending represents a new model of consumer lending, where individuals can earn the interest spread of a traditional consumer lender but must also assume the credit risk of a traditional lender.   It is people that are the drivers of credit formation in peer-to-peer lending, not institutions. Prosper launched its platform to the public in 2006 and has attracted over one million members and facilitated over $210 million in consumer loans as of December 31, 2010.

As one of the first companies in this newly emerging industry, Prosper believes peer-to-peer lending presents an enormous opportunity to create a more transparent form of consumer lending.  Key drivers of peer-to-peer lending include:

• The possibility of lower rates and better terms for borrowers compared to traditional sources of consumer credit, such as credit cards;

• A new asset class for investors with the possibility of attractive risk adjusted returns that are not directly correlated to the performance of the stock market;

• An opportunity to combine social networking with financial services in a manner that allows users that help fund loans to feel they are directly helping other people while also potentially earning attractive returns;

• Growing acceptance of the Internet as an efficient and convenient forum for consumer transactions.

How Prosper Works

Our platform is an online marketplace that matches individuals who wish to obtain consumer loans, whom we refer to as “borrowers” or “borrower members”, with persons who are willing to help fund those loans, whom we refer to as “lender members”.  A borrower member who wishes to obtain a loan through us must post a listing on our platform.  Our lender members can review all the loan listings on our platform and make a commitment towards any listing they wish to help fund.  A commitment is a commitment to purchase a promissory note, or “Note”, from Prosper, the payments on which will be dependent on the payments Prosper receives from the borrower member on the loan requested in the listing.  If a listing receives enough lender member commitments to be funded, our partner WebBank, an FDIC-insured, Utah industrial bank, will originate the loan requested to the borrower member and then sell it to us and, at the same time, we will sell a Note to each lender member that made a commitment towards the loan in the principal amount of that commitment.

In order to post a listing a borrower member must first complete a loan application. We then obtain a credit  report for the borrower and use data from that report as well as data supplied by the borrower to assign a risk grade to the listing, which we call a “Prosper Rating”. The listing is then posted on our web site.   The format for listings is shown below. The actual images are from a hypothetical listing we created and not an actual listing.  Each listing includes the Prosper Rating, selected items from the borrower’s credit report, intended use of the potential loan, plus information regarding any previous loans obtained by the borrower through Prosper.

Lenders members can bid on listings in amounts ranging from the entire loan amount requested to as little as $25. Thus, it is typical to have multiple lender members bid on a single listing.  As the listing is funded, the listing will show the amount of commitments made towards that potential loan by lender members.

One unique aspect of peer-to-peer lending is that it allows lender members who are friends and family of a borrower member to bid on that borrower member’s listing. Friends and family bids can signal that a stronger social bond exists that could influence repayment rates. Friends and family can also vouch for the borrower member’s character. These bids are also shown on the listing page for all lender members to review, as shown below.

Our registration, processing and payment systems are automated and electronic.  We have no physical branches, no deposit-taking and interest payment activities and limited loan underwriting activities.  Our website provides detailed information about our platform, including detailed fee information, the full text of our member legal agreements, help pages and white papers.  In addition to the customer support materials available on our website, we make additional customer support available to members by email and phone.  Our customer support team is currently located at our headquarters in San Francisco, California.

We attract lender members and borrowers to our website, www.prosper.com, through a variety of sources.  We also drive traffic through referrals from other parties (which include online communities, social networks and marketers), through search engine results and through online and offline advertising.  We are not dependent on any one source of traffic to our website.  As of December 31, 2010, our website was receiving an average of approximately 140,800 unique visitors per month.

We generate revenue by charging lender members ongoing servicing fees on the Notes they have purchased, and from transaction fees paid by borrower members on borrower loans.  For the fiscal year ended December 31, 2010, we originated $26,940,486 of loans. Because we collect small fees and other revenue from thousands of borrowers, no single borrower has accounted for more than 1.0% of our revenue during our fiscal year ended December 31, 2010.

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

Borrower Members

A borrower member may be any natural person at least 18 years of age who is a U.S. resident in a state where loans through the platform are available, with a bank account and a social security number.  After passing Prosper’s anti-fraud and identity verification process, borrower members can request unsecured borrower loans at interest rates which are set by Prosper.  We set minimum credit and other credit guidelines for borrower members as discussed in the risk grading section

When a borrower member requests a borrower loan, we first evaluate whether the borrower meets the underwriting criteria we have established with our origination partner, WebBank.  WebBank makes loans to borrower members and then sells and assigns the promissory notes evidencing those loans to us.  The underwriting criteria apply for all borrower loans originated through our platform and may not be changed without WebBank’s consent.  The underwriting criteria require that borrowers have a minimum credit score of a specified threshold amount (currently 640, except that the minimum is 600 for borrower members who (1) previously obtained a borrower loan and paid off the loan in full, or (2) are seeking a second loan and are otherwise eligible for a second loan), and have no prior charge-offs on borrower loans originated through our platform. In connection with our identity and anti-fraud verification of borrower members, we verify the deposit account into which the loan proceeds will be deposited, to determine that the borrower member is a holder of record of the account.  Even if a listing receives bids that equal or exceed the minimum amount required to fund, Prosper will cancel the listing without funding the requested borrower loan if we are unable to verify the borrower member’s account.  While we attempt to authenticate each platform participant’s identity, our fraud checks could fail to detect identity theft, fraud and inaccuracies.  See “Risk Factors—Risks Related to Borrower Default” for more information.

Lender Members

Our lender members are individuals and institutions that have the opportunity to buy our Notes.  Lender members must register on our website.  During lender registration, potential lender members must agree to a credit profile authorization statement for identification purposes, a tax withholding statement and the terms and conditions of our website.  Lender members must also enter into a lender registration agreement with us, which agreement governs all sales of our Notes to lender members.  Lender members are not required to give credit information to the same extent as borrower members.  An individual lender member must be a natural person at least 18 years of age and a U.S. resident, must provide his or her social security number and may provide his or her state driver’s license or state identification card number.  Institutions must provide their taxpayer identification numbers to us.  At the time a lender member registers with Prosper, the lender member must agree to the rules, limitations, processes and procedures established by Prosper for originating, servicing and collecting borrower loans, and for purchasing Notes from Prosper through our platform.  In addition, the lender member must satisfy any minimum financial suitability standards and maximum investment limits established for the platform or the Note Trader platform, as then in effect, by the state in which the lender member resides.  Prior to bidding on a listing, lender members must transfer funds to an account maintained on our platform, which we refer to as a “funding account.” The funding account holds all funds supporting a lender member’s bids and all Note payments payable to the lender member are deposited in the funding account.

Our Relationship with WebBank

WebBank is an FDIC-insured, Utah-chartered industrial bank and direct lender that makes loans to borrower members and sells and assigns the promissory notes evidencing borrower loans to Prosper.

Risk Management

Prosper’s risk management has evolved from its inception.  Prosper has consistently worked to improve the information provided to lenders in order to help them make sound investment decisions.  This evolution has incorporated the historical performance of loans originated by Prosper in a progressive manner as data has become a available. It is Prosper’s intention to continuously refine our proprietary rating system.

The timeline below shows the evolution of Prosper’s scoring methodology as we gathered more and more data on P2P market dynamics.

Prosper Rating Assigned to Listings

Each listing is assigned a Prosper Rating. The Prosper Rating is a letter that indicates the level of risk associated with a listing and corresponds to an estimated average annualized loss rate range for the listing. This rating system allows Prosper to maintain consistency when assigning a rating to a listing. There are currently seven Prosper Ratings, but this, as well as the loss ranges associated with each, may change over time as the marketplace dictates. We intend to regularly update the loss rates associated with the Prosper Ratings to reflect the ongoing actual performance of historical borrower loans.  The updates will occur at least annually.

The current Prosper Ratings and the estimated loss ranges associated with them are as follows:

Prosper Rating	Est. Avg. Annual Loss Rate
AA	0.00% - 1.99%
A	2.00% - 3.99%
B	4.00% - 5.99%
C	6.00% - 8.99%
D	9.00% - 11.99%
E	12.00% - 14.99%
HR	>=15.00%

The loss rate is based on the historical performance of Prosper borrower loans with similar characteristics and is primarily determined by two scores: (1) a custom Prosper score, discussed below, and (2) a credit score obtained from a credit reporting agency (currently, the Scorex PLUS score from Experian). The use of these two scores will determine an estimated base loss rate for each listing. Adjustments can then be made to the base loss rate based on variables like the presence of a previous Prosper loan.  Any adjustments are added to the base loss rate to get the final loss rate, which then determines the Prosper Rating.

The following table provides an example of how the system works. Each of the two scores is divided into multiple segments and each cell indicates an estimated loss rate based on the intersection of the two scores. The score ranges were chosen based on loss rate differentiation.  The loss rates will be updated at least annually based on the performance history of the borrower loans. Estimated base loss rates for the cells in the chart below are based on performance of historical Prosper borrower loans as of November 30, 2010, that fall into given cells; cells are combined due to small volumes or similar behavior, or both.  For example, a borrower listing with a Prosper score of 9 and a credit agency score of 715 has an estimated base loss rate of 5.95%, as shown below.

	Experian ScorexPlus Score
	600-619	620-639	640-649	650-664	665-689	690-701	702-723	724-747	748-777	778+
Prosper Score	1	2	3	4	5	6	7	8	9	10
1	36.60%	36.60%	36.60%	36.60%	36.60%	36.60%	36.60%	36.60%	36.60%	36.60%
2	24.00%	24.00%	24.00%	24.00%	24.00%	24.00%	24.00%	24.00%	24.00%	24.00%
3	24.00%	24.00%	24.00%	24.00%	24.00%	24.00%	24.00%	24.00%	24.00%	18.30%
4	24.00%	18.30%	18.30%	18.30%	18.30%	18.30%	14.70%	14.70%	14.70%	14.70%
5	18.30%	18.30%	18.30%	18.30%	14.70%	14.70%	14.70%	10.80%	10.80%	10.80%
6	14.70%	14.70%	14.70%	10.80%	10.80%	10.80%	10.80%	10.80%	10.80%	8.70%
7	10.80%	10.80%	10.80%	10.80%	10.80%	10.80%	10.80%	10.80%	10.80%	8.70%
8	10.80%	10.80%	10.80%	8.70%	8.70%	8.70%	8.70%	5.95%	5.95%	5.95%
9	10.80%	10.80%	10.80%	8.70%	8.70%	5.95%	5.95%	3.50%	3.50%	3.50%
10	10.80%	10.80%	10.80%	8.70%	8.70%	5.95%	5.95%	1.55%	1.55%	1.55%

Adjustments can be made to the base loss rate that will increase or decrease the loss rate.  The adjustments are additive and are used to determine the final loss rate.  The final loss rate then determines the Prosper Rating.  Adjustments are currently made for the presence of a previous Prosper loan (i.e. the borrower has already taken out at least one Prosper loan).  The value of the adjustments are based on historical Prosper data, where available, and observed industry performance.  Adjustment values will be updated at least annually as more historical data is obtained and more adjustment variables may be added over time.  Current adjustment variables and their values are:

	Previous Prosper Loan
Base Loss Rate	Yes	No
0.00 – 1.99%	-0.25%	-
2.00 – 3.99%	-0.25%	-
4.00 – 5.99%	-1.00%	-
6.00 – 8.99%	-1.00%	-
9.00 – 11.99%	-1.00%	-
12.00 – 14.99%	-	-
15.00+%	-	-

Here is an example of how the final loss rate and Prosper Rating for a loan listing would be calculated:
- Borrower credit bureau score = 715 and Prosper score = 9
- Borrower has a previous Prosper loan

Base Loss Rate:	5.95%
Adjustments:
- Previous Loan:	-1.00%
Final Loss Rate:	4.95%
Prosper Rating:	B

Maximum Loan Amount

An individual’s maximum loan amount is determined by the borrower’s Prosper Rating.  The table below shows the maximum loan amount for each Prosper Rating:

Prosper Rating	Maximum Loan Amount
AA	$25,000
A	$25,000
B	$15,000
C	$15,000
D	$15,000
E	$7,500
HR	$4,000

Determining Estimated Loss Rates

To calculate the estimated loss rates over the life of the loan, a loan model was developed to simulate the future performance of loans based on past performance data.

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

In addition, once an account has been charged-off, any subsequent payments received or proceeds from the sale of the loan in a debt sale are considered recoveries and reduce the amount of principal lost. Recovery assumptions are based on historical recoveries through November 2009 on accounts that were 121+ days past due in 2008. The recovery rate assumptions were:

•	Prosper Rating AA-D = 6.0% annual recovery rate

•	Prosper Rating E-HR = 2.0% annual recovery rate

To calculate the estimated average annualized net loss rate:

1.	Calculate monthly net loss rate = (Net principal charge-offs in month X) / (Outstanding principal balance in month X)

2.      Calculate average annualized net loss rate:

•	monthly net loss rate x 12

•	balance-weighted average of the monthly rates over the life of the loan

For each group of loans, the average loan amount for charged-off accounts was compared to that for total loans; if there was a significant difference, the ratio of average charged-off loan amount to average total loan amount was applied to the expected loss rate to account for this differential.  Estimated loss rates determine the Prosper Rating.

Prosper Score

The Prosper score predicts the probability of a borrower loan going “bad,” where “bad” is the probability of going more than 60 days past due. The output of the model to Prosper users is a Prosper score which ranges from 1 to 10, with 10 being the best or lowest risk score and 1 being the worst or highest risk score. To create the Prosper score, Prosper developed a custom risk model using historical Prosper data. The Prosper score was built specifically on the Prosper borrower population, so it incorporates behavior that is unique and inherent to this population. In contrast, the credit score obtained from a credit reporting agency is based on a much broader population, of which Prosper borrowers are just a small subset. As such, the credit reporting agency score should, and does, rank default risk on the Prosper population, but Prosper does not believe it is as discriminating as the Prosper score.  Prosper uses both the Prosper score and the credit reporting agency score together to assess the level of risk associated with a listing and determine estimated loss rates reflected by the Prosper Rating.

Loans booked from April 2007 through October 2008 were used to build the discrete additive scorecard model, with the performance measured for the following fifteen months. The scorecard was verified and results validated on an independent sample of loans booked during the same time period, with the performance measured for the following fifteen months.  Potential variables available at the time of listing, including those from the credit report and listing details provided by the borrower, were analyzed for potential inclusion in the final scorecard.  Transformations to refine the variables were performed on variables during the development process. Variables were dropped or kept in the final scorecard based on their contribution and stability over time. Many scorecard iterations were completed and analyzed in order to determine the final scorecard.

The score is calculated by adding weights assigned to ranges of categorical variables for the predictors included in the scorecard.  The variables in the scorecard primarily include:

- Total Inquiries
- Inquiries last 6 months
- Total Trades
- Trades opened <= 6 months
- Trades Never Delinquent or Derogatory
- Trades with Delinquent Balance
- Available Credit on Open Bankcards
- Debt-to-Income Ratio
- Bankcard Utilization

The raw score represents a rank order of the likelihood (a log-likelihood function) of a Prosper borrower loan with similar characteristics becoming more than 60 days past due.  This score is then transformed by mapping it into a probability of bad.  The higher the probability of bad the more likely the loan is to become more than 60 days past due, based on observed Prosper borrower loan repayment history.  The probability of bad is then mapped to a Prosper score, which is displayed on each borrower listing.  The Prosper score ranges from 1 to 10, with 10 being the best, or lowest risk value.  The probability of bad ranges for the Prosper score are as follows, and are also shown in the table in the “Prosper Rating Assigned to Listings” section above.  These ranges will change over time as more historical performance is observed.

Probability Bad	Prosper Score
> 24.84%	1
20.33 < x <=24.84%	2
17.05 < x <= 20.33%	3
14.42 < x <= 17.05%	4
12.00 < x <= 14.42%	5
10.00 < x <= 12.00%	6
8.17 < x <= 10.00%	7
5.98 < x <= 8.17%	8
4.50 < x <= 5.98%	9
0.00 < x <= 4.50%	10

For example, a probability of bad of 3.29 equates to a Prosper score of 10; a probability of bad of 12.00 equates to a Prosper score of 6; and a probability of bad of 37.54 equates to a Prosper score of 1.

The following table shows the historical performance of the loan samples used to build and validate the Prosper score, loans booked from April 2007 through October 2008.  The cumulative average annualized dollar loss rate is shown by loan age and Prosper Rating as of December 31, 2010.

Cumulative Average Annual Loss % for Loans Originated April 2007 to October 2008
as of December 31, 2010

	Prosper Rating
Age in Months:	AA	A	B	C	D	E	HR
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
3	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
4	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
5	0.00%	0.00%	0.47%	0.43%	0.75%	0.52%	1.81%
6	0.00%	0.55%	1.56%	1.75%	1.08%	2.03%	4.80%
7	0.00%	1.43%	1.93%	1.54%	1.39%	4.31%	7.57%
8	0.00%	1.28%	1.79%	1.94%	2.39%	5.29%	10.53%
9	0.00%	1.17%	2.27%	1.77%	3.12%	7.30%	13.45%
10	0.67%	1.18%	3.03%	2.03%	4.51%	8.33%	15.44%
11	0.62%	1.10%	3.11%	2.67%	5.67%	9.38%	17.45%
12	0.59%	1.12%	3.56%	3.06%	6.75%	9.36%	19.20%
13	0.79%	1.93%	4.32%	3.53%	7.27%	10.18%	20.52%
14	0.75%	1.85%	4.34%	4.57%	7.64%	10.75%	21.74%
15	0.73%	1.77%	4.38%	5.11%	8.23%	11.53%	22.78%
16	1.38%	1.85%	4.55%	5.05%	8.74%	11.73%	23.51%
17	1.34%	2.10%	4.95%	5.20%	9.41%	12.63%	24.51%
18	1.30%	2.49%	5.56%	6.20%	9.90%	13.10%	24.95%
19	1.38%	2.76%	5.83%	6.25%	10.21%	13.39%	25.26%
20	1.35%	2.69%	6.13%	6.75%	10.66%	13.97%	25.76%
21	1.32%	3.00%	6.11%	7.85%	10.74%	14.18%	26.25%
22	1.57%	3.35%	6.20%	8.29%	10.93%	14.31%	26.53%
23	1.55%	3.30%	6.25%	8.73%	10.99%	14.32%	26.67%
24	1.53%	3.36%	6.41%	8.70%	10.99%	14.66%	26.85%
25	1.51%	3.60%	6.45%	8.70%	11.13%	14.76%	26.97%
26	1.53%	3.56%	6.55%	8.95%	11.24%	14.88%	27.03%
27	1.52%	3.78%	6.61%	9.11%	11.34%	14.94%	27.12%
28	1.51%	3.78%	6.64%	9.40%	11.41%	14.89%	27.16%
29	1.50%	3.76%	6.65%	9.34%	11.40%	15.05%	27.16%
30	1.50%	3.82%	6.66%	9.41%	11.42%	15.01%	27.15%
31	1.49%	3.81%	6.69%	9.38%	11.45%	14.96%	27.15%
Note: The data above makes no adjustments for the loan amount, which is expected to decrease loss rates or previous Prosper loans and product term.

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

Criteria for Posting a Second Loan on Prosper

Borrower members may have up to two borrower loans outstanding at any one time, provided that the aggregate outstanding principal balance of both borrower loans does not exceed the then-current maximum allowable loan amount for borrower loans (currently $25,000).  Currently, to be eligible to obtain a second borrower loan while an existing loan is outstanding:

•Borrower members must be current on their existing borrower loan, and must not have been more than fifteen days past due in making their most recent monthly borrower loan payments for a specified number of months (between six and twelve, depending on the borrower’s credit score range at time the existing loan was obtained);

•Borrower members may not post a listing for a second borrower loan within six to twelve months (depending on the borrower’s credit score range at time the existing loan was obtained) following the date of origination of their existing borrower loan; and

•Borrower member’s credit score must be 600 or more, and must not have dropped more than a specified number of points (currently twenty to forty points, depending on the borrower’s credit score range at time the existing loan was obtained) below the borrower member’s credit score at the time its existing borrower loan was obtained.

 Our underwriting requirements for borrower loans, including eligibility requirements for second loans, are subject to change from time to time.

Borrower Identity and Financial Information Verification

We reserve the right in our member agreements to verify the accuracy of all statements and information provided by borrower members and lender members in connection with listings, commitments and borrower loans.  We may conduct our review at any time before, during or after the posting of a listing, or before or after the funding of a borrower loan.  If we are unable to verify material information with respect to a borrower member, listing or commitment, we cancel or refuse to post a listing, or cancel any or all commitments against the listing.  We may also delay funding of a borrower loan in order to enable us to verify the accuracy of information provided by a borrower member or a lender member in connection with the listing or commitment, and to determine whether there are any irregularities with respect to the listing or commitments.  We may also cancel the funding of a borrower loan, if material misstatements or inaccuracies are found in the listing or in other information provided by the borrower member.

We verify the identity of every borrower member who obtains a loan through our platform using a variety of methods including credit bureau data, other electronic data sources and offline documentary procedures.  If a borrower member is unable to provide documentation that is sufficient to verify her identity, we will cancel the loan listing or pending loan.

We verify income and employment information for a subset of our borrower members based on a proprietary algorithm.  The intention of the algorithm is to identify instances where the self reported income of the borrower member is highly determinative of the borrower member’s Prosper Rating.  The algorithm gives greatest weight to the following factors:

•Prosper Rating;

•loan amount;

•stated income; and

•debt-to-income ratio.

Between July 14, 2009 and December 31, 2010 (based on start time of the applicable bidding period), we verified employment and/or income on approximately 39% of the loans we originated on a unit basis (3,046 out of 7,781)  and approximately 66% of our originations on a dollar basis ($23,950,006 out of $36,495,732). Breaking these numbers down by Prosper Rating:

•
for loans with a Prosper Rating of AA, A or B, we verified income and/or employment information on approximately 56% of the loans we originated on a unit basis (1,719 out of 3,094) and approximately 79% of our originations on a dollar basis ($15,373,778 out of $19,436,349);

•
for loans with a Prosper Rating of C or D, we verified income and/or employment information on approximately 32% of the loans we originated on a unit basis (872 out of 2,709) and approximately 56% of our originations on a dollar basis ($6,048,597 out of $10,796,467); and

•
for loans with a Prosper Rating of E or HR, we verified income and/or employment information on approximately 23% of the loans we originated on a unit basis (455 of 1,978) and approximately 40% of our originations on a dollar basis ($2,527,631 out of $6,262,916).

It is our intention to continue to verify income and employment on roughly the same proportion of loans in the future.

If a borrower member fails to provide satisfactory information in response to an income or employment verification inquiry, we will (a) request additional information from the borrower member (b) cancel the borrower member’s listing or (c) refuse to proceed with the funding of the borrower loan.  Where we choose to verify the income, employment or other information provided by borrower members in listings, the verification is normally done after the listing has already been posted.  This allows Prosper to focus its verification efforts on the listings most likely to fund and increases the percentage of funded loans that are subject to verification.  In such cases, the results of Prosper’s verification are not reflected in the listings themselves.  When a listing fails verification, Prosper cancels the listing.  This automatically triggers a notice to the borrower member and the lender member who made commitments that the listing was cancelled, and an adverse action message is sent to the borrower indicating the reasons for cancellation. The funds committed by the lender members on the cancelled listing are then made immediately available to them for further bidding.

We generally do not verify information included by borrower members in their loan listings other than identity, income and employment information. For example, if a borrower writes that he will be using the money from a loan to purchase a new Vespa motor scooter, we do not verify that the borrower actually uses the proceeds of the loan to buy a Vespa specifically or a scooter generally. Similarly, we do not verify the information in a borrower member’s answers to questions posted by lender members or the information in any recommendations from a borrower member’s Prosper friends. We derive the borrower member’s debt-to-income ratio, or “DTI,” from a combination of the borrower member’s self-reported income and information from the borrower member’s credit report.  The credit data that appears in listings is taken directly from a credit report obtained for the borrower member from a consumer reporting agency. Although borrower members may provide proof of homeownership to establish homeownership status, in most instances, homeownership status is derived from the borrower member’s credit report.  For example, if the credit report reflects an active mortgage loan, the borrower member is presumed to be a homeowner. Lender members should not rely on unverified information provided by borrower members.

We are continuously looking for ways to improve our verification procedures in a cost-effective manner in order to increase the repayment performance of loans.  See “Risk Factors—Risks Related to Borrower Default—Information supplied by borrowers may be inaccurate or intentionally false” and “—Your recourse will be extremely limited in the event that borrower information is inaccurate for any reason” for more information.

Prosper’s Note Repurchase and Indemnification Obligations

Under the lender registration agreement, in the event of a material default under a series of Notes due to verifiable identity theft of the named borrower’s identity, Prosper will repurchase the Note and credit the lender members’ account with the remaining unpaid principal balance of the Note.  The determination of whether verifiable identity theft has occurred is in our sole discretion.  We generally recognize the occurrence of identity fraud upon receipt of a police report regarding the identity fraud.  This remedy for identity fraud only provides an assurance that our borrower identity verification is accurate; in no way is it a guarantee of a borrower’s self-reported information (beyond the borrower’s identity) or a borrower’s creditworthiness.  We expect the incidence of identity fraud on our platform to be low because of our identity verification process. As of December 31, 2010, we had experienced 23 cases of confirmed identity fraud affecting 36 loans since our inception, although we have not experienced any cases of confirmed identity fraud during the year ended December 31, 2010.  In these cases, we received a police report and identity theft affidavit from the victim of the identity fraud, evidencing that identity fraud had occurred.

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

Historical Performance of Prosper Borrower Loans

The performance of borrower loans is a function of the credit quality of our borrower members and the risk and return preferences of our lender members.  Lender members can choose to pursue a variety of bidding strategies, including strategies that may or may not maximize the return on their investment.  When making commitment decisions, lender members consider borrowers’ Prosper Rating, credit score, debt-to-income ratios and other credit data and information displayed with listings.   Prior to 2009, borrower loans did not have a Prosper Rating.  We have assigned a Prosper Rating retroactively to these loans in certain of the following tables in order to provide more meaningful historical performance data.  These retroactive Prosper Ratings were assigned based on the credit bureau data available at the time of the loan listing and the Prosper score in place on July 10, 2009.  The portions of the historical information below regarding the performance of loans to which we have assigned a Prosper Rating retroactively should not be used in determining how Notes with the same Prosper Rating can be expected to perform in the future. See “Risk Factors—Risks Related to Borrower Default.”

The following seven graphs show loan performance through December 31, 2010 by delinquency rates and cumulative principal default rates.  Loans originated prior to July 13, 2009 were not assigned a Prosper Rating at the time of origination.  In order to view performance on a comparable basis, we have retroactively assigned a Prosper Rating to these loans based upon their applicable listing characteristics.  The “N/A” category includes loans with a credit score of less than the minimum score now required as well as loans for which we could not generate a Prosper Rating because the credit variables needed to determine the rating were not available.

The graph below shows 1-30 and 31-120 day delinquency rates for loans originated prior to July 13, 2009 by quarter.  This graph shows delinquencies as a percentage of total outstanding principal balance. We consider loans more than 30 days past due to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.

The table below shows 1-30 and 31-120 day delinquency rates by quarter for loans originated between July 13, 2009 and December 31, 2010.  This graph shows delinquencies as a percentage of total outstanding principal balance.  We consider loans more than 30 days past due to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.

The following graphs show cumulative principal default rates for borrower loans originated by year.  The cumulative charge-off rate is calculated as the sum of the cumulative principal balance charged-off divided by the original amount borrowed.  The vertical axis shows the percentage of principal charged-off.  The horizontal axis shows the age of the loan in monthly cycles.  We only include data for a point along the x axis if at least 70% of the original amount borrowed in that vintage has been outstanding for at least that number of cycles.  For example, in our graph for Loans Funded During 2009, 70% or more of the original amount borrowed in that vintage has been outstanding for 13 or more cycles, but less than 70% of the original amount borrowed has been outstanding for 14 or more cycles. So, that graph includes a data point for cycle 13 but not for cycle 14.

The following table shows cumulative principal default rates for loans originated from January 1, 2006 to December 31, 2006.   Loans originated during this period cannot be assigned a Prosper Ratings because the requisite credit variables needed to determine the Prosper Score were unavailable.

The following table shows cumulative principal default rates for loans originated from January 1, 2007 to December 31, 2007.   The “N/A” category consists of loans originated during this period that cannot be assigned a Prosper Rating because the requisite credit variables needed to determine the Prosper Score were unavailable.

The following table shows cumulative principal default rates for loans originated from January 1, 2008 to December 31, 2008.   The “N/A” category consists of loans originated during this period that cannot be assigned a Prosper Rating because the requisite credit variables needed to determine the Prosper Score were unavailable.

The following table shows cumulative principal default rates for loans originated from January 1, 2009 to December 31, 2009.

The following table shows cumulative principal default rates for loans originated from January 1, 2010 through June 31, 2010.

The following table presents additional aggregated information as of December 31, 2010 regarding delinquencies, defaults and borrower payments, grouped by Prosper Rating, for all loans originated on our website from November 2005 through July 12, 2009.  With respect to delinquent borrower loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of December 31, 2010.

Loan Originations
November 2005 - July 12, 2009
(as of December 31, 2010)
		Total Loan Originations		Current Loans			1-30 Days Past Due
Prosper Rating		Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA		1,148	$5,610,741	212	$1,298,556	$215,214	1	$3,600	$464
A		1,241	6,315,414	323	1,771,856	294,897	7	28,900	7,904
B		319	2,254,565	66	420,450	72,860	3	29,000	6,956
C		1,448	11,287,831	388	2,777,648	477,726	19	147,700	38,593
D		2,048	14,156,042	581	3,782,864	675,578	21	170,600	37,177
E		622	3,750,560	185	1,017,997	180,669	5	30,600	4,354
HR		6,914	67,881,305	1,161	9,350,693	1,640,523	62	585,950	113,717
N/A	1	15,273	67,881,166	1,285	3,966,695	786,450	67	191,045	48,392

		29,013	$179,137,624	4,201	$24,386,759	$4,343,917	185	$1,187,395	$257,557
		avg loan size:	$6,174

percent of total				14.5%	13.6%		0.6%	0.7%

		Paid In Full		31+ Days Past Due			Defaulted 2
Prosper Rating		Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA		892	$3,938,631	2	$6,000	$1,810	39	$355,954	$200,254
A		797	3,878,208	2	21,000	4,687	109	609,700	337,340
B		213	1,507,115	2	18,000	1,533	35	280,000	157,207
C		748	5,654,149	18	108,100	23,974	266	2,529,134	1,619,921
D		1,008	7,050,739	22	113,459	29,632	413	3,030,580	1,942,253
E		274	1,581,438	7	54,500	14,773	150	1,065,025	686,082
HR		2,817	26,536,310	75	739,848	186,443	2,787	30,456,304	20,745,369
N/A	1	7,356	33,992,188	110	332,454	88,652	6,408	29,127,232	19,456,849

		14,105	$84,138,778	238	$1,393,361	$351,504	10,207	$67,453,930	$45,145,275

percent of total		48.6%	47.0%	0.8%	0.8%		35.2%	37.7%

		Repurchased					Default due to Delinquency:
Prosper Rating		Number	Origination Amount					9,136	$39,864,073
AA		2	$8,000
A		3	5,750
B		0	0				Default due to Bankruptcy3 :
C		9	71,100					1,071	$5,281,202
D		3	7,800
E		1	1,000
HR		12	212,200
N/A	1	47	271,552

		77	$577,402

percent of total		0.3%	0.3%
1 includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating
2 includes all loans >120 days past due
3 Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due.  If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency"

From November 2005 through July 12, 2009, we facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624.  As of December 31, 2010, 14.5% of the borrower loans were current, 48.6% were paid in full, 0.6% were 1 to 30 days past due, 0.8% were more than 30 days past due, and 35.2% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.  Of these 29,013 borrower loans, 13,161 loans, or 45%, have been greater than 15 days past due at any time, 12,056 loans, or 42%, have been more than 30 days past due at any time, and 11,366 or 39%, have been more than 60 days past due at any time. We repurchased a total of 77 of these loans, with an aggregate original principal amount of $577,402 (0.3% of total), due to identification theft or operational issues.

Of loans originated prior to July 13, 2009, 10,207 had defaulted as of December 31, 2010, equaling a total net defaulted amount of $45,145,275.  Of these 10,207 defaulted loans, the borrowers of 1,071 of the loans have filed for bankruptcy, resulting in a net defaulted amount of $5,281,202.

The following table presents additional aggregated information as of December 31, 2010, grouped by Prosper Rating, for all loans originated on our website from July 13, 2009 through December 31, 2010.  With respect to delinquent borrower loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of December 31, 2010.

Loan Originations
July 13, 2009 - December 31, 2010
(as of December 31, 2010)
	Total Loan Originations		Current Loans			1-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	958	$6,381,115	795	$5,498,032	$4,319,754	6	$60,700	$48,700
A	1454	7,978,959	1,265	7,090,586	5,541,803	13	69700	50,151
B	648	4,726,175	588	4,303,685	3,760,951	10	97,500	87,886
C	1008	4,080,442	822	3,166,295	2,433,241	20	93,925	76,492
D	1663	6,527,925	1416	5,646,377	4,923,840	32	116,000	100,460
E	834	2,720,331	703	2,324,363	2,069,442	22	83,250	74,026
HR	1121	3,411,835	948	2,831,250	2,482,875	31	111,800	102,334

	7,686	$35,826,782	6,537	$30,860,588	$25,531,906	134	$632,875	$540,048
	avg loan size:	$4,661

percent of total			85.1%	86.1%		1.7%	1.8%

	Paid In Full		31+ Days Past Due			Defaulted 1
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA	146	$730,483	4	$33,500	$24,852	7	$58,400	$53,113
A	142	674,886	13	73,488	59,147	21	70,299	61,193
B	37	241,440	6	48,000	39,210	7	35,550	32,175
C	115	574,972	20	76,900	64,223	31	168,350	155,834
D	125	443,589	39	141,679	125,320	51	180,280	163,860
E	62	182,633	18	46,735	41,948	29	83,350	77,351
HR	72	244,532	27	92,253	84,421	43	132,000	123,653

	699	$3,092,535	127	$512,555	$439,120	189	$728,229	$667,179

percent of total	9.1%	8.6%	1.7%	1.4%		2.5%	2.0%

	Repurchased					Default due to Delinquency:
Prosper Rating	Number	Origination Amount					179	$629,475
AA	$-	$-
A	-	-
B	-	-				Default due to Bankruptcy2 :
C	-	-					10	$37,704
D	-	-
E	-	-
HR	-	-

	$-	$-

percent of total	0%	0%
1 includes all loans >120 days past due
2 Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due. If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

From July 13, 2009 through December 31, 2010, Prosper facilitated 7,686 borrower loans with an average original principal amount of $4,661 and an aggregate original principal amount of $35,826,782.  As of December 31, 2010, 85.1% of the borrower loans were current or had not reached their first billing cycle and 9.1% were paid in full, 1.7% were 1 to 30 days past due, 1.7% were more than 30 days past due, and 2.5% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.  Of these 7,686 borrower, loans, 511 loans, or 7%, have been greater than 15 days past due at any time, 354 loans, or 5%, have been more than 30 days past due at any time, and 298 or 4%, have been more than 60 days past due at any time.

Of loans originated after July 13, 2009, 189 have defaulted as of December 31, 2010, equaling a total net defaulted amount of $667,179.  Of these 189 defaulted loans, the borrowers of 10 of the loans have filed for bankruptcy, resulting in a net defaulted amount of $37,704.

Because of our limited operating history, the data in the preceding tables regarding loss experience may not be representative of the loss experience that will develop over time as additional borrower loans are originated through our platform and the borrower loans already originated through our platform have longer payment histories.  In addition, because of our limited operating history, the data in the preceding tables regarding prepayments may not be representative of the prepayments we expect over time; as additional borrower loans are originated through our platform and the borrower loans already originated through our platform have longer payment histories.

The following table presents aggregate information, as of December 31, 2010 on the results of our collection efforts for loans originated prior to July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.  For purposes of this analysis, we have excluded the 77 loans that we repurchased due to identity theft or operational issues.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections		Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	51	$424,454	$27,622		$17,087	39	$208,487	$8,232	$200,254
A	139	784,133	51,286		29,580	109	364,851	27,511	337,340
B	42	326,800	21,494		4,687	35	160,502	3,295	157,207
C	327	3,040,377	205,288		87,373	266	1,705,018	85,097	1,619,921
D	509	3,732,460	257,608		154,265	413	2,023,760	81,507	1,942,253
E	174	1,215,224	87,469		35,682	150	719,951	33,869	686,082
HR	3,125	34,023,803	2,461,207		1,165,997	2787	21,538,604	793,236	20,745,369
N/A1	7,204	32,639,151	2,453,980		1,327,834	6408	20,656,846	1,199,998	19,456,849

Totals	11,571	$76,186,403	$5,564,954	$	*2,822,504	10,207	$47,378,020	$2,232,745	$45,145,275
	* This amount excludes collection agency payments that were subsequently returned by the bank
	1 includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating

The following table presents aggregate information, as of December 31, 2010 regarding the results of our collection efforts for loans originated after July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections		Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	17	$118,400	$7,853		$2,632	7	$53,113	$-	$53,113
A	48	198,312	12,913		2,881	21	61,193	-	61,193
B	16	101,550	7,042		1,345	7	32,483	308	32,175
C	65	293,050	22,494		6,876	31	155,834	-	155,834
D	111	386,209	31,604		10,840	51	164,325	465	163,860
E	57	159,830	14,045		3,614	29	77,708	357	77,351
HR	92	284,103	25,010		7,651	43	124,701	1,048	123,653

Totals	406	$1,541,454	$120,960	$	*35,839	189	$669,357	$2,178	$667,179
	* This amount excludes collection agency payments that were subsequently returned by the bank

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

Loan Originations Prior to July 13, 2009

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

The following table presents aggregated information for loans originated from the period from March 1, 2007 to October 16, 2008 reported by a consumer reporting agency about Prosper borrowers at the time of their loan applications, grouped by credit grade, and does not include the 77 loans repurchased by Prosper due to identity theft or operational issues.  These loans did not have a Prosper Rating, and were initially only assigned credit grades.  Prosper has not independently verified this information.

Credit Grade	Average Experian Scorex PLUS	Average Number Current Delinquencies	Average Number Total Open Lines	Average Number Total Credit Lines
AA	792.3	0.12	9.72	26.59
A	737.5	0.27	9.01	24.65
B	697.6	0.38	8.78	25.15
C	656.8	0.7	8.12	25.07
D	619.5	1.05	7.89	23.77
E	578.3	2.2	7.62	26.63
HR	536.7	3.82	5.08	19.24

Recent Loan Originations

The following table presents aggregated information about borrowers for loans originated over the period from July 13, 2009 to December 31, 2010, grouped by Prosper Rating.

Prosper Rating	Number	Amount	Average Loan Size	Weighted Average Lender Yield	Weighted Average Borrower Rate	Weighted Average Borrower APR
AA	958	$6,381,115	$6,661	8.21%	9.21%	9.69%
A	1454	7,978,959	5,488	9.56%	10.57%	12.70%
B	648	4,726,175	7,293	13.88%	14.89%	17.06%
C	1008	4,080,442	4,048	20.43%	21.44%	23.92%
D	1663	6,527,925	3,925	25.87%	26.87%	29.80%
E	834	2,720,331	3,262	31.59%	32.59%	35.79%
HR	1121	3,411,835	3,044	31.52%	32.52%	35.61%
Total	7686	$35,826,782	$4,661	17.86%	18.87%	21.07%

The following table presents aggregated information about borrowers for loans originated over the period from July 13, 2009 to December 31, 2010, grouped by Prosper Rating.  The information was obtained from a credit reporting agency at the time of the borrower members’ loan applications. Prosper has not independently verified this information:

Prosper Rating	Average Experian ScorexPlus Score	Average Number of Current Delinquencies	Average Number of Open Credit Lines	Average Number of Total Credit Lines
AA	800	0.04	9.07	26.82
A	749	0.07	9.34	25.96
B	752	0.10	8.89	24.96
C	696	0.16	9.03	27.05
D	692	0.26	7.76	24.34
E	659	0.48	8.27	25.93
HR	664	0.87	7.41	26.25

Posted Borrower Loan Listings

Once a loan listing is completed by the borrower, the listing is posted on our website and then becomes available for bidding by lender members. A borrower listing is a request by a Prosper borrower member for a borrower loan in a specified amount.

When creating a listing, the borrower member may opt for partial funding. Partial funding means the member’s loan does not have to receive bids for 100% of the amount requested to fund, but can be funded if it receives bids for 70% or more of the amount requested.  Each listing will indicate whether the borrower has elected partial funding and, if so, the minimum amount of bids required for the loan to fund. We may change the percentage threshold for partial funding, which is currently set at 70%, from time to time.  Any such change will be disclosed on our website, and will only affect listings created after we have implemented such change.

Borrower loans are unsecured obligations of individual borrower members with an interest rate determined by Prosper and with a specified loan term, currently set at one, three or five years, but which Prosper may in the future extend to between three months to seven years. Prosper borrower members may currently request loans within specified minimum and maximum principal amounts (currently, between $2,000 and $25,000), which are subject to change from time to time. Borrower loans may be repaid at any time by Prosper borrower members without prepayment penalty. A borrower loan will be made to a borrower member only if the borrower’s listing has received bids equal to or exceeding the minimum amount required for the loan to fund.

In addition to the Prosper borrower’s requested loan amount, Lender members are able to view:

•the interest rate, annual percentage rate and monthly payment amount on the requested borrower loan;

•the servicing fee lenders must pay to Prosper;

•the lender yield percentage (net of the servicing fee);

•the borrower’s Prosper Rating and estimated loss rate;

•the borrower’s Prosper score, calculated by Prosper, and numerical credit score range provided to Prosper by a credit reporting agency;

•the minimum amount required for the loan to fund and whether the borrower has opted for partial funding;

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

•the amounts, and dates of all lender member bids;

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

Part of a borrower’s credit profile displayed in listings is a DTI ratio. DTI is a measurement of the borrower’s ability to take on additional debt. This number takes into consideration how much debt the borrower has or will have, including the requested loan amount. The DTI is expressed as a percentage and is calculated by dividing the borrower’s monthly debt payments, including the debt resulting from the borrower loan being requested, by the borrower’s monthly income. On borrower listings, debt amounts are taken from the borrower’s credit report without verification and exclude monthly housing payments, and the borrower’s income is self-reported and not verified by Prosper.

Borrower listings may include the borrower’s narrative description of why the loan is being requested, and of the borrower’s financial situation. Although Prosper borrower members and lender members are anonymous to each other, lender members may ask Prosper borrower members questions about the loan listing and Prosper borrower members may, but are not required to, respond to such questions. Prosper borrower members who respond to a lender member’s question may respond privately, or they may elect to have the question and answer posted publicly in the listing. Lender members’ questions are not posted in the listing or displayed elsewhere on our website unless the Prosper borrower member elects to answer the question and elects to make the question and answer publicly available, in which case the question and answer appears in the listing.

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

•home improvement (approximately 5%);

•tuition or other education expenses** (approximately 4%);

•financing the purchase of an automobile (approximately 3%); and

•other (approximately 9%).

For borrower loans funded between July 13, 2009 and December 31, 2010, Prosper borrower members identified their intended use of loan proceeds by unit distribution as follows:

•debt consolidation (approximately 47%);

•business use, such as financing their home-based or small businesses (approximately 10%);

•home improvement (approximately 9%);

•tuition or other education expenses (approximately 4%)**;

•financing the purchase of an automobile (approximately 5%); and

•other (approximately 25%).

* During 2009, “Personal Use” was discontinued as a use option.

** During 2010, “Tuition or Other Education Expenses” was discontinued as a use option.

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

How to Bid to Purchase Notes

A bid on a listing is a lender member’s binding commitment to purchase a Note in the principal amount of the lender member’s bid, should the listing receive bids totaling the full amount of the requested loan.  Lender members bid the amount they are willing to commit to purchase a Note dependent for payment on payments we receive on the borrower loan described in the listing.

The bidding period for a listing begins when the listing is posted on our website and ends either 14 days after posting or on the first date on which the listing has received bids totaling the loan amount requested, whichever is earlier. Lender members cannot place bids on a listing once its bidding period has ended.  If the borrower opts for partial funding, the bidding period still will not end prior to the end of the 14 day post-listing period unless the listing has received bids totaling the full amount of the loan requested.

If the listing does not receive bids equal to or exceeding the minimum amount required for the loan to fund by the end of the bidding period, the listing will terminate and will not be funded. Prosper borrower members whose listings expire due to an insufficient amount of bids may post a new loan listing on our platform, although we have the right under our borrower registration agreement to limit the number of listings a borrower member may post on the platform.

In order to make Note purchase commitments by bidding on listings, lender members must have funds on deposit in their Prosper accounts in at least the amount of their bid or bids. Once bids are placed, they are irrevocable.  Lender members may not cancel their bids or withdraw the amount of their bids from their Prosper accounts unless the bidding period expires without the listing having received bids in the required minimum amount, or unless the listing is withdrawn by a borrower or cancelled by Prosper.

Currently, the minimum amount a lender member may bid is $25, and the maximum amount a lender member may bid on a listing is the amount of the requested borrower loan. The maximum aggregate amount a single lender member may bid on our platform is currently $5,000,000 for individuals and $50,000,000 for institutions. Prosper may change the minimum bid amount or the maximum aggregate bid amounts from time to time. Depending on the amount of the winning bids at the end of the bidding period, there may be a winning bidder on a listing with a winning bid of less than $25. But there cannot be more than one partial winning bid on a listing.

It is expected that a single borrower loan that gets funded will receive Note purchase commitments from many different lender members. For example, since our re-launch in July 2009 till December 31, 2010, the average aggregate loan size was approximately $4,661 and the average investment commitment per lender per loan was approximately $35.

Lender members may browse online through available listings displayed on our platform by desired borrower loan amount, yield percentage, Prosper Rating, estimated loss rate, debt-to-income ratio, group or other borrower characteristics. Alternatively, lender members can use our loan search tool to identify loan listings that meet their investment criteria.  A lender member can bid on as many listings as the lender member desires, subject to the aggregate bidding limit.  A lender member can diversify her risk of default if they elect to do so. It is solely up to the individual lender members to select their bidding method and the credit characteristics that are acceptable to the lender member and to determine a diversification strategy.

Our Automated Plan System and Our New Loan Search Tool

         Our proprietary automated plan system allows each lender member to create his or her own automated bidding plan.  By creating such a plan, a lender member can have bids placed automatically on her behalf on loan listings that meet loan criteria selected by her.  In creating an automated bidding plan, the lender member can design these criteria herself, use a group of model criteria selected by Prosper, or customize one of those groups of model criteria as she sees fit.  As of December 31, 2010, of all the successful bids made on our platform since our relaunch in July 2009, approximately 55% of those bids (measured in terms of dollar volume) were placed by members through an automated bidding plan.

         Each automated bidding plan created by a member consists of a group of loan criteria, such as maximum loan amount, Prosper Rating and employment status.  This group of criteria is divided into sub-groups, each of which we refer to as a “slice”.  The specific loans on which the member bids through her plan will be determined by the criteria in each of her plan slices.  If a loan listing is posted that satisfies all of the criteria in any of her plan slices, a bid will automatically be placed on the listing on her behalf.

         As a convenience to lender members, we have created groups of model criteria. All of these model criteria are fully customizable.  Prosper estimates expected returns for members who use these model criteria based on the historical performance of loans previously originated on our platform.  We continues to assess this historical performance on an ongoing basis and periodically makes adjustments to these model criteria to the extent merited by changes in such performance over time. A lender member who creates an automated bidding plan can make additional or alternative changes to her plan criteria at any time.  Successful bids previously made by a lender member based on her old plan criteria will not be affected by any such changes.

When creating an automated bidding plan, a lender member indicates the total amount she wishes to invest in listings that meet her plan criteria as well as the amount she wishes to invest per bid. To the extent a new loan listing appears that satisfies all of the criteria set forth in one of her plan slices, a bid can only be made if the successful bids already made by her through her plan do not in the aggregate exceed the total amount she has elected to invest through the plan. Furthermore, the lender member will not be permitted to place a bid through her plan unless the funds in her account at that time are sufficient to cover a bid in the amount specified by the member for her plan.  Funds will only be debited from her account when she makes a successful bid on a listing through her plan, and then only in the amount of the successful bid.  Each automated plan will expire on the earlier of thirty days after the plan is created or the first date on which all funds allocated to the plan by the lender member have been successfully bid.

On June 30, 2011, we intend to replace our automated plan system with a new loan search tool.  Beginning on that date, lenders will no longer be able to create automated plans, but will instead be able to use the loan search tool to identify Notes that meet their investment criteria. A lender using the search tool will be asked to indicate (i) the Prosper Rating or Ratings she wishes to use as search criteria, (ii) the total amount she wishes to invest and (iii) the amount she wishes to invest per Note. If she wishes to search for Notes using criteria other than, or in addition to, Prosper Rating, she will be able to use one or more of several dozen additional search criteria, such as loan amount, debt-to-income ratio and credit score.

The search tool will then compile a basket of Notes for the lender’s consideration that meet her search criteria.  If the aggregate principal amount of the Notes that meet her criteria exceeds the total amount she wishes to invest, the search tool will select Notes for her basket based on the principle of first in, first out, i.e.,  the Note with the corresponding listing that was posted on our website earliest will be the first included in her basket, then the Note with the next oldest corresponding listing will be included, and so on, until the aggregate principal amount of Notes in her basket equals the amount she wishes to invest. To the extent available Notes that meet the lender’s criteria are insufficient to fill her order, the lender will be advised of this shortfall and given an opportunity either to reduce the size of her order or modify her search criteria to make her search more expansive.

If the lender’s search criteria included multiple Prosper Ratings, the search tool will divide her basket into equal portions, one portion representing each Prosper Rating selected, and then attempt to fill each portion in the manner just described.  To the extent there are insufficient Notes available with a particular Prosper Rating to fill that portion of the lender’s basket, the search tool will attempt to make up the deficit by including additional Notes with the other Prosper Ratings selected in equal proportions. To the extent available Notes with these other Prosper Ratings are still insufficient to fill the lender’s order, the lender will be advised of this shortfall and given an opportunity either to reduce the size of her order or modify her search criteria to make her search more expansive.

For example, if a lender using the search tool indicated that she wished to invest a total of $300 in Notes with a Prosper Rating of B, C or D, the search tool would first attempt to fill her order with equal portions of B, C and D Notes ($100 – B; $100 – C; $100 – D). If there were only $50 of D Notes available, the search tool would attempt to make up the difference by  increasing the allocation of B and C Notes from $100 to $125 ($125 – B; $125 – C; $50 – D).  If there were $125 of B Notes available but only $110 of C Notes available, the search tool would then attempt to make up the remaining gap by increasing the allocation of B Notes from $125 to $140 ($140 – B; $110 – C; $50 – D). But if there were only $130 worth of B Notes available, the lender would be given the choice of expanding her search criteria or reducing the total size of her order from $300 to $290.  If she elected to reduce the size of her order, her final order would consist of $290 of Notes: $130 of B Notes, $110 of C Notes and $50 of D Notes.

As with a lender making manual bids, a lender using the loan search tool will not be permitted to place a bid unless the funds in her account are sufficient to cover the bid, and funds will only be debited from her account if and when her bid is successful.

Setting Interest Rates

We have an interest rate committee, consisting of our Chief Executive Officer, Chief Financial Officer, Executive Vice President, Acquisition and Risk Management, and General Counsel, which meets regularly to set interest rates for all borrower loans.  These rates are set forth in a rate table, which is posted on our website.  The table dictates the interest rate for all borrower loans, based on Prosper Rating, as well as additional factors, such as estimated loss rates, loan terms, group affiliations, competitive conditions and the general economic environment. The yield percentage on each series of Notes is equal to the interest rate on the related borrower loan, minus Prosper’s servicing fee, which is currently set at 1%.

The interest rate committee meets on at least a monthly basis, but may meet more frequently as changes in market conditions and the general economic environment dictate.  At each meeting, the committee reviews the interest rate table and makes adjustments to it the extent the committee deems necessary.  The factors besides Proper Rating that the committee takes into consideration in updating the table, as well as the weight the committee accords each such factor, may change from time to time.

The interest rate for each loan listing, as well as the yield percentage for the corresponding Notes, is included in the listing report we file for that listing after it is posted on our website.  This information is also included in the listing itself when it is posted on our website.  In addition, we keep the copy of the current interest rate table posted on our website.

Purchase of Notes by Prosper or Related Parties

Prosper does not participate on the platform as a lender. Some of our executive officers, directors and shareholders have bid on and purchased loans originated through the platform from time to time in the past, and may purchase Notes in the future. As of December 31, 2010, these individuals had purchased $1,645,167 in loans. As certain of our executive officer and directors, by virtue of their duties as employees, have access to information not available to the general population of lender members, we have adopted the following procedures to prevent or detect the improper use of non-public information in bidding activities by such officers and directors:

•Our corporate policies, distributed to all employees, prohibit an employee’s use of non-public information and any violation of this policy is grounds for immediate termination.

•Security features of our system limit access to data needed to perform particular employee job functions. These limitations are defined by “security group,” which corresponds to both job title and functional content and the number of employees that have access to such non-public information on a “bulk” or “query” basis is extremely limited.

• In addition to prevention efforts, our operations department has developed an audit process that identifies and investigates bidding and funds transfer activities that are classified as “suspicious.”

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

The FBO account is FDIC-insured on a “pass through” basis to the individual lender members, subject to applicable limits. This means that each individual lender member’s balance is protected by FDIC insurance, up to the aggregate amounts established by the FDIC. Other funds the lender member has on deposit with the same institution where the FBO account is maintained may count against the FDIC insurance limits for that member.

Funds of a lender member may stay in the FBO account indefinitely. Funds held in the FBO account do not earn interest. Such funds may include funds in the lender member’s sub-account never committed to the purchase of Notes or committed to the purchase of Notes for which the corresponding listing did not receive bids totaling the requested loan amount, and may also include payments received from Prosper related to Notes previously purchased. Upon request by the lender member, we will transfer lender member funds in the FBO account to the lender member’s designated and verified bank account by ACH transfer, provided such funds are not already committed to the future purchase of Notes.

Borrower Loan Funding and Purchases; Sale of Notes

Once the bidding period for a Prosper borrower listing ends, if the listing has received bids from lender members equal to or exceeding the minimum amount required to fund, we proceed with the funding of the corresponding borrower loan and with the sale of the Prosper Borrower Notes to the lender members who were the winning bidders on the listing.

Borrower members execute an electronic borrower registration agreement at the time they post a listing on the platform.  After expiration of the bidding period for the listing and satisfactory completion of our pre-funding review, the borrower executes an electronic promissory note in favor of WebBank in an amount equal to the total amount of winning bids.  WebBank then electronically endorses the promissory note to Prosper and sells and assigns the promissory note to Prosper without recourse to WebBank. The promissory note and the borrower registration agreement contain customary agreements and covenants requiring the borrower members to repay their borrower loans and describing the process of posting listings and obtaining loans through our platform.

WebBank funds all loans originated on the platform, and we disburse the loan proceeds on WebBank’s behalf to the borrower member who is receiving the borrower loan. Each borrower authorizes the loan proceeds to be disbursed by ACH transfer into the borrower’s designated bank account.

Borrowers pay an origination fee upon successful funding of the borrower loan.  The origination fee is paid by the borrower out of the proceeds of the borrower loan at the time of funding.  As of December 31, 2010 borrowers with a AA Prosper Rating are charged 0.5% of the aggregate principal balance, borrowers with a Prosper Rating of A and B are charged 3% of the aggregate principal balance, and borrowers with Prosper Ratings C through HR are charged 4.5% of the aggregate principal balance.  The origination fees are charged by WebBank, and we receive amounts equal to the origination fees as compensation for loan origination activities.

Lender members know only the screen names, and do not know the actual names, of borrower members.  The actual names and mailing addresses of the borrower members are known only to us.  We maintain custody of the electronically-executed promissory notes evidencing borrower loans and the Notes sold to lender members in electronic form on our platform.

After the funding of a borrower loan, we issue a Note to a lender member and register the Note on our books and records.  We transfer the principal amount of the Note from such lender member’s sub-account under the FBO account to a funding account maintained by Wells Fargo Bank, NA for our benefit.  This transfer represents the payment by the lender member of the purchase price for the Note.  These proceeds are paid to Prosper to reimburse us for our purchase from WebBank of the particular borrower loan that corresponds to the lender member’s Note.  WebBank is the lender for all borrower loans to borrower members, which allows our platform to be available on a uniform basis to borrower members throughout the United States.  The lender registration agreement provides that, in the event of a material breach of our representations and warranties pertaining to a Note, we must either cure the defect, repurchase the Note, or indemnify and hold the lender member harmless against losses resulting from the breach.

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

To the extent we do not receive the anticipated payments on a borrower loan, we will not make any payments on the Notes related to that borrower loan, and a holder of a Note will not have any rights against Prosper or the borrower member in respect of the Note or the borrower loan corresponding to such holder’s Note.  Each holder’s right to receive principal and interest payments and other amounts in respect of that Note is limited in all cases to the holder’s pro rata portion of the amounts received by Prosper in connection with the corresponding borrower loan, including without limitation, all payments or prepayments of principal and interest, subject to servicing fees and charges retained by Prosper or a third party, as set forth in the following chart. Prosper’s current collection agencies charge collection fees from 17.0% to 30.0% of the amount recovered up to the “total amount delinquent.” To the extent that Prosper places loans with another collection agency, we will disclose the collection fees percentages on our website.

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

Non-sufficient funds fee	$15, unless a lesser amount is required by applicable law.	First failed payment for each billing period.	Prosper retains 100% of the non-sufficient funds fees to cover its administrative expenses.

Late payment fee	Equal to greater of 5% of the unpaid installment amount or $15, unless a lesser amount is required by applicable law.	After 15-day grace period, Prosper imposes a late fee. The late payment fee is charged only once per payment period.	Any late payment fees Prosper receives are paid to the lender members, subject to deductions for Collection Charges and Servicing Fees.

Collection Charges
Prosper’s current collection agencies charge collection fees from 17.0% to 30.0% of the amount recovered up to the “total amount delinquent” plus and legal fees incurred in the event legal action is taken to collect a loan. The collection fees vary dependent upon the collection agency used. This fee is posted in the Fees and Charges section of the Prosper website.
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

We will make payments on the Notes upon receiving payments under the corresponding borrower loan, in accordance with the payment schedule for each Note.  Each Note will have a payment schedule providing for monthly payments over a term equal to the corresponding borrower loan.  The payment date for Notes will fall on the sixth day after the due date for each installment of principal and interest on the corresponding borrower loan.

The stated interest rate on each Note will be the lender yield percentage set forth in the loan listing. The yield percentage that lender members bid is net of the servicing fee applicable to the loan described in the listing.

We disclose on our website to the relevant lender members and report to consumer reporting agencies regarding borrower members’ payment performance on borrower loans.  We have also made arrangements for collection procedures in the event of borrower member default.

We keep lender members apprised of the delinquency status of borrower loans by identifying delinquent loans on our website as “1 month late,” “2 months late,” “3 months late,” or “current.” Borrower loans that become more than 120 days overdue are charged off and designated as such on our website.  Through their online Prosper account, lender members are able to monitor the borrower loans corresponding to their Notes, but cannot participate in or otherwise intervene in the collection process.

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

Subscribers who sell Notes on the Note Trader platform will be subject to transaction fees charged by FOLIOfn Investments, Inc.  The transaction fee is currently equal to one percent of the sale price of the Note sold.

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

Sale of the Notes

The Notes may be sold to other subscribers through the Note Trader platform.  If a selling subscriber desires to sell a Note prior to the end of the Note’s term, the selling subscriber may post the Note for sale on the Note Trader platform for sale in an auction format.  If a subscriber purchases the Note, then the Note will be transferred through the Note Trader platform to the purchasing subscriber.  A Note sold through the Note Trader platform must be purchased in its entirety by a single subscriber.  Once a Note has been sold through the Note Trader platform, the Note may only be resold through the Note Trader platform.

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

Creation of Note Listings.  Subscribers who want to sell one or more of their Notes may offer them for sale on the Note Trader platform by creating and posting a “Note listing.”  Subscribers may offer to sell any or all of the Notes they own and may offer to sell more than one Note at the same time. When posting a Note listing, the subscriber will designate a minimum sale price the subscriber is willing to receive for the Note.

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

Bidding on Note Listings.  Only registered subscribers are eligible to bid for and purchase Notes listed for sale on the Note Trader platform.  Subscribers may bid for and purchase one or more Notes from selling subscribers.  As with bidding on borrower listings, subscribers who bid on Note listings must have funds on deposit in the subscriber’s funding account in at least the aggregate amount of the subscriber’s bids. Subscribers are prohibited from withdrawing amounts from the subscriber’s funding account to the extent any such withdrawal would reduce the balance below the aggregate amount of the subscriber’s pending bids on borrower listings and Note listings.  Subscribers are not eligible to bid on their own Note listings.

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

Upon the selling subscriber’s receipt of the final net sale proceeds, the Note is sold, transferred and assigned by the selling subscriber to the winning bidder without recourse.  All further payments made on the Note following settlement of the sale will be credited to the account of the purchasing subscriber.  The purchasing subscriber may retain ownership of the Note for the remainder of its term, or list the Note for sale on the Note Trader platform.  The electronic original Note is kept in the possession and control of Prosper, as servicer of the Note, for the remaining term of the Note.

Information About Prosper Marketplace, Inc.

Overview

Prosper Marketplace, Inc. is the operator of an Internet credit platform.  The platform is described in more detail in this annual report under the caption “About Prosper-How Prosper Works.” Our platform provides a number of benefits to our borrowers.  We believe the key features of the Prosper experience are the following:

•	better interest rates than those available from traditional banks;

•	24-hour online availability to initiate a loan listing;

•	convenient, electronic payment processing; and

•	amortizing, fixed rate loans, which represent a more responsible way for consumers to borrow than revolving credit facilities.

Business Strengths

We believe that the following business strengths differentiate us from competitors and are key to our success:

•
Scalable Operating Infrastructure: We have built an operating platform that allows us to economically originate and service our borrower loans and Notes.  This platform is both flexible and highly scalable;

•
Proprietary Risk Management Capabilities:  We are the only company that has developed a proprietary risk model based on P2P specific performance data.  This model allows Prosper to accurately gauge the riskiness of borrowers and allows lenders to earn attractive risk adjusted returns;

•
Unique Regulatory Structure:  Prosper has successfully registered a unique operating structure that allows it to create micro securities backed by consumer loans.  This structure was expensive and time consuming to achieve and is not easily duplicated by competitors;

•
Management Team:  Prosper has a management team with experience in broad set of areas that are essential to the operation of a P2P business.  These areas include but are not limited to risk management, fraud detection, loan servicing operations, technology development, data management, financial controls, securities regulation, compliance, customer management and website development;

•
Open access.  We allow individuals with a wide range of credit characteristics to apply for loans, and enable them to leverage their social capital and receive loans through commitments from the lender community at large; and

•
Transparency and data availability.  By making all site transactions visible to our customers and available electronically for analysis, we allow our customers to better understand our marketplace and make better decisions about their activity.

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

From time to time, we may conduct special promotions to increase the participation of existing members on our platform or to attract new members.  These promotions could include offering special incentives for registering as a lender or a borrower, posting a loan listing, moving money onto our platform, placing bids on loan listings or successfully bidding on a loan listing.  The incentives could include cash bonuses or rebates, fee discounts and waivers or warrants to acquire shares of our common stock.  These promotions may be offered to all customers for all products or could be restricted to particular products or types of customers.  For example, we could conduct a special promotion to attract customers who come to our site through a marketing partnership we have with another company.

For the years ended December 31, 2010 and 2009, we spent approximately $634.9 thousand and $788.9 thousand, respectively, on marketing.

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

We protect the security of our platform using a multilayered defense strategy incorporating several different security technologies and points of monitoring.  At the perimeter of the network, multi-function security technologies implement firewall, intrusion prevention, anti-virus and anti-spam threat management techniques.  Internally, the network and hosts are segmented by function with another layer of firewalls and traffic inspection devices.  At the host level, our platform utilizes host based intrusion prevention, anti-virus, anti-spyware, and application control systems.  Logging and monitoring for network security devices is done in real-time with notifications to the appropriate staff upon any suspicious event or action that requires attention.  Logging and monitoring of host systems is done in real-time to a centralized database with web based reporting and additional notification to the appropriate staff for any remediation.

Fraud detection

We consider fraud detection to be of utmost importance to the successful operation of our business.  We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud.  We employ techniques such as knowledge based authentication, or KBA, out-of-band authentication and notification, behavioral analytics and digital fingerprinting to prevent identity fraud.  We use services from third-party vendors for user identification, credit checks and for checking customer names against the list of Specially Designated Nationals maintained by the Office of Foreign Assets Control (OFAC).  In addition, we use specialized third-party software to augment our identity fraud detection systems.  In addition to our identity fraud detection system, we have a dedicated team which conducts additional investigations of cases flagged for high fraud risk.  See “About Prosper—Borrower Identity and Financial Information” for more information.  We also enable our lender members to report suspicious activity to us, which we may then decide to evaluate further.

Engineering

We have made substantial investment in software and website development and we expect to continue or increase the level of this investment as part of our strategy to continually improve our platform.  In addition to developing new products and maintaining an active online deployment, the engineering department also performs technical competitive analysis as well as systematic product usability testing.  As of December 31, 2010, our engineering team consisted of four developers, one quality assurance manager, four quality assurance contractors, two senior database administrators, one Vice President of Business Solutions, one network engineer, one business solutions manager, one senior business analyst, one Vice President of Engineering and the Executive Vice President of Technology and Operations.  Our engineering expense totaled $1.6 million and $2.1 million for the years ended December 31, 2010 and 2009, respectively.

Competition

The market for peer-to-peer lending is competitive and rapidly evolving.  We believe the following are the principal competitive factors in the peer-to-peer lending market:

•fee structure;

•website attractiveness;

•member experience, including borrower loan funding rates and lender returns;

•acceptance as a social network;

•branding; and

•ease of use.

The primary competitors of our platform are major credit card companies such as JPMorgan Chase Bank, Bank of America, Citibank, other commercial banks, savings banks and consumer finance companies.  We also face competition from other peer-to-peer platforms such as Lending Club.

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

Intellectual Property

Our intellectual property rights are important to our business.  We rely on a combination of copyright, trade secret, trademark, and other rights, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property.

Although the protection afforded by copyright, trade secret, trademark, written agreements and common law may provide some advantages, we believe that the following factors help us to maintain a competitive advantage:

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

We have developed our own software, and do not use software licensed to us by third parties, for processing electronic cash movements, recording book entries and calculating cash balances in lender members’ Prosper accounts.

Employees

As of December 31, 2010, we employed thirty-eight full-time employees.  Of these employees:

•13 were in network and engineering;

•8 were in customer services and operations, which includes the employees who conduct our collection activities;

•7 were in legal and finance;

•8 were in marketing and risk; and

•2 were in general and administration.

None of our employees are represented by labor unions.  We have not experienced any work stoppages and believe that our relations with our employees are good.

Facilities

Our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, is located in San Francisco, California, where we lease workstations and conference rooms under a five year lease agreement that expires in July 2011.  On February 25, 2011, we exercised our option to extend our corporate office lease term by two years so that the lease will expire on July 31, 2013.  We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

On November 26, 2008, Prosper and the North American Securities Administrators Association, or “NASAA,” executed a settlement term sheet.  The term sheet sets forth the material terms of a consent order to resolve matters relating to our sale and offer of unregistered securities and the omission of material facts in connection with such offers and sales prior to November 2008.  On April 21, 2009, we reached agreement with NASAA on the final terms of this consent order for consideration by the states.  NASAA has recommended that each state adopt the terms of the settlement, however, the settlement is not binding on any state.  The terms of the settlement involve our payment of up to $1 million, which NASAA has allocated among the 50 states and the District of Columbia, based on our loan sale transaction volume in each state prior to November 24, 2008.  We will not be required to pay any portion of the fine allocated to those states that do not execute a consent order with Prosper.  The terms of the settlement require the states to terminate their investigation of our activities related to the sale of securities before November 24, 2008.  If a state does not elect to participate in the NASAA settlement, such state would not be prevented from pursuing its own remedies in connection with our sale of securities before November 24, 2008.   As of December 31, 2010 and December 31, 2009, the Company had accrued approximately $284,000 and $356,000, respectively, in connection with this contingent liability in accordance with ASC Topic 450.  As of December 31, 2010, the Company has entered into 32 consent order agreements and has paid an aggregate of $428,737 in penalties.

        On November 26, 2008, plaintiffs, Christian Hellum, William Barnwell and David Booth, individually and on behalf of all other plaintiffs similarly situated, filed a class action lawsuit against us and certain of our executive officers and directors in the Superior Court of California, County of San Francisco, California.  The suit was brought on behalf of all loan note purchasers in our online lending platform from January 1, 2006 through October 14, 2008.  The lawsuit alleges that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws.  The lawsuit seeks class certification, damages and the right of rescission against Prosper and the other named defendants, as well as treble damages against Prosper and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest.

Some of the individual defendants filed a demurrer to the First Amended Complaint, which was heard on June 11, 2009 and sustained by the court with leave to amend until July 10, 2009.  The plaintiffs filed a Second Amended Complaint on July 10, 2009, to which the same individual defendants demurred.  On September 15, 2009, this demurrer was sustained by the court without leave to amend.  On February 25, 2011, the plaintiffs filed a Third Amended Complaint, which removed David Booth as a plaintiff and added Brian Russom and Michael Del Greco as plaintiffs.  The new plaintiffs are representing the same putative class and prosecuting the same claims as the previously named plaintiffs.

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

On January 26, 2011, the court issued a final statement of decision finding that Greenwich has a duty to defend the class action lawsuit, and requiring that Greenwich pay Prosper's past and future defense costs in the class action suit up to $2 million.  On February 24, 2011, Greenwich made a payment to Prosper in the amount of $1,728,273 to reimburse Prosper for the defense costs it had already incurred in the class action suit.  Greenwich is required to reimburse Prosper for up to an additional $271,727 in defense costs for the class action suit going forward.  Each such reimbursement will be due within 30 days of Prosper incurring any such costs and presenting the applicable invoice to Greenwich.  Greenwich is also required to pay Prosper pre-judgment interest on the defense costs incurred by Prosper in the class action suit prior to the Court’s decision.  The amount of this pre-judgment interest is $164,828.  Greenwich will be required to make this pre-judgment interest payment to Prosper when a final judgment has been entered in the insurance suit.

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $49.8 million which represents the remaining outstanding principal amount of $4.8 million and loans charged off of $45.0 million as of December 31, 2010.

        We intend to vigorously defend the class-action lawsuit and prosecute our suit against Greenwich.  We cannot, however, presently determine or estimate the final outcome of either lawsuit, and there can be no assurance that either matter will be finally resolved in our favor.  If the class-action lawsuit is not resolved in our favor, we might be obliged to pay damages, and might be subject to such equitable relief as a court may determine.  If our lawsuit against Greenwich is not resolved in our favor, we might not be able to recover any proceeds from Greenwich to offset any losses we incur in the class action lawsuit.

We are not currently subject to any other material legal proceedings.  Except for the above matters, we are not aware of any litigation matters which have had, or are expected to have, a material adverse effect on us.

Prior Operation of Our Platform

Our Prior Operating Structure

From the launch of our platform in February 2006 until October 16, 2008, the operation of our platform differed from the structure described in this annual report, and we did not offer Notes.  Instead, our platform allowed lender members to purchase, and take assignment of, borrower loans directly.  Under that structure, the borrower loans were evidenced by individual promissory notes in the amount of each lender member’s winning bid, which notes were thereafter sold and assigned to each lender member with a winning bid, subject to our right to service the borrower loans.

Borrower loans resulting from listings posted prior to April 15, 2008 were made by Prosper and sold and assigned to the lender members who were winning bidders for the loans; loans resulting from listings posted on or after April 15, 2008 were made by WebBank and then subsequently sold and assigned by WebBank to Prosper, which in turn sold and assigned such loans to the lender members who were winning bidders for the loans.  In addition, we previously assigned one of seven letter credit grades based on the borrower’s credit score and displayed the borrower’s credit grade in the listing posted on our platform.  Commencing on July 13, 2009, each listing was assigned a Prosper Rating.  The Prosper Rating is derived from two scores:  a consumer reporting agency score and an in-house custom score calculated using the historical performance of previous borrower loans with similar characteristics.  From October 16, 2008 until July 13, 2009, we did not offer lender members the opportunity to make any purchases on our platform.  During this time, we also did not accept new lender registrations or allow new loan purchase commitments from existing lender members.  We continued to service all previously-funded borrower loans, and lender members had the ability to access their accounts, monitor their borrower loans and withdraw available funds.  During this period, borrowers could still request loans, but those loan requests were forwarded to companies that had a pre-existing relationship with Prosper that could make or facilitate a loan to the borrower. For a brief period between April 28, 2009 and May 8, 2009, our wholly owned subsidiary Prosper Loans Marketplace, Inc. (which has subsequently been dissolved) conducted an intrastate offering under Section 3(a)(11) of the Securities Act to California residents only.  We originated thirteen loans in connection with this offering, but did not sell any of the related notes.  Prior to our sale of these notes, the SEC expressed concerns that the offering might violate provisions of the Securities Act.  Upon learning of these concerns, we terminated the offering and informed the winning bidders on the thirteen loans that were made that the notes could not be sold to them. Our termination of these notes sales was based on our representation and warranty in the lender registration agreement that we have complied in all material respects with applicable law in connection with the offer and sale of all notes.

Our historical financial results and much of the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the structure of our lending platform and our operations prior to July 13, 2009.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report.

Securities Law Compliance

From our commencement of operations in February 2006 through October 16, 2008, we sold approximately $179.1 million of loans to our lender members through an operating structure that involved our sale and assignment of promissory notes directly to lender members.  We did not register the offer and sale of these promissory notes under the Securities Act or under the registration or qualification provisions of any state securities laws.  In our view, analyzing whether or not the operation of our platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain.  If the sales of promissory notes offered through our platform were viewed as a securities offering, we may have failed to comply with the registration and qualification requirements of federal and state law and our lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest.  Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation, although the statute of limitations period under various state laws may be for a longer period of time.  Due to the legal uncertainty regarding the sales of promissory notes offered through our platform under our prior operating structure, and as a result of discussions with the SEC and various state securities law administrators, we decided to restructure our operations to resolve such uncertainty.  We began our implementation of this decision on October 16, 2008, when we ceased offering lender members the opportunity to make loan purchases on our platform, ceased accepting new lender member registrations and ceased allowing new loan purchase commitments from existing lender members.  Furthermore, pursuant to this decision, we filed a prospectus, and registration statement of which it formed a part, with the SEC, in which we described the restructuring of our operations and our new operating structure.  We resumed transactions with lender members starting July 13, 2009.  Our decision to restructure our operations and cease sales of promissory notes offered through our platform effective October 16, 2008 limited this contingent liability, under federal law, so that it only related to the period from February 2006 until October 16, 2008.  We have, however, accrued approximately $284,000 as of December 31, 2010 in connection with the $1 million contingent liability arising from the settlement term sheet we entered into with NASAA on November 26, 2008 in accordance with ASC Topic 450.  See “—Legal Proceedings” for more information.  As of December 31, 2010, the Company has entered into 32 consent order agreements pursuant to the NASAA settlement term sheet and has paid an aggregate of $428,737 in penalties.

The change in the operation of our platform, the resulting litigation, as well as our adoption of new accounting pronouncements, have had a significant impact on our financial statements and results of operations for periods following July 13, 2009.  Because the Notes are a novel financing structure, we will continue to evaluate the impact this shift in our operations will have on our financial condition, results of operations and cash flow.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation— Borrower Loans and Payment Dependent Notes” located elsewhere in this report.

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

WebBank is a Utah-chartered industrial bank organized under Title 7, Chapter 8 of the Utah Code and has its deposits insured by the FDIC.  WebBank is subject to supervision and examination by the Utah Department of Financial Institutions and the FDIC.  Applicable federal law preempts state usury limitations and allows FDIC-insured depository institutions, such as WebBank, to “export” the interest rates permitted under the laws of the state where the bank is located when making loans to borrowers who reside in other states, regardless of the usury limitations imposed by the state law of the borrower’s residence.  WebBank is located in Utah, and Utah law does not limit the amount of interest that may be charged on loans of the type offered through our platform.  A few jurisdictions have elected to opt out of the federal usury preemption available to state-chartered, FDIC-insured banks.  To the extent that a WebBank borrower loan is deemed to be “made” in such a jurisdiction, the loan would be subject to the maximum interest rate limit of such jurisdiction.

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

Equal Credit Opportunity Act.  The federal Equal Credit Opportunity Act (ECOA) and the regulation issued by the Federal Reserve Board implementing the ECOA, Regulation B, prohibit discrimination in any aspect of a credit transaction on the basis of race, color, religion, national origin, sex, marital status, age (with certain limited exceptions), because all or part of the applicant’s income derives from any public assistance program, or because the applicant has in good faith exercised any right under the Consumer Credit Protection Act.  Prosper and WebBank comply with the ECOA’s nondiscrimination requirements, and the lender registration agreement requires lender members to comply with the ECOA in their bidding practices.  We also require individual group leaders who form groups on Prosper to comply with the ECOA in that they are prohibited from excluding individuals from membership in a group on a prohibited basis.

The ECOA also requires creditors to provide consumers with notice of adverse action taken on credit applications, giving the consumer the principal reasons why adverse action was taken.  We and/or WebBank provide prospective borrowers who attempt but fail to obtain a borrower loan through our platform with an adverse action notice in compliance with the ECOA’s requirements.

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

Servicemembers Civil Relief Act.  The federal Servicemembers Civil Relief Act (SCRA) allows military members to suspend or postpone certain civil obligations so that military members can devote their full attention to military duties.  In accordance with the SCRA, Prosper must adjust the interest rate of borrowers on active duty and other military personnel who qualify for and request relief.  If a borrower with an outstanding borrower loan is called to active military duty and can show that such military service has materially affected his or her ability to make payments on the borrower loan, Prosper will reduce the interest rate on the borrower loan to 6% for the duration of the borrower’s active duty.  During this period, the holders of the corresponding Notes will not receive the difference between 6% and the interest rate on the Notes.  For borrowers to obtain an interest rate reduction on a borrower loan due to military service, we require the borrowers to send us a written request and a copy of the borrower’s mobilization orders.  We do not take military service into account in assigning Prosper Ratings to borrowers’ listings.

Other Disclosure Requirements and Lending Regulations.  We are subject to and seek to comply with other state and federal laws and regulations applicable to consumer lending, including additional requirements relating to loan disclosure, credit discrimination, credit reporting, debt collection and unfair or deceptive business practices.  These laws and regulations may be enforced by state consumer credit regulatory agencies, state attorneys general, the Federal Trade Commission, and private litigants, among others.  Given our novel business model and the subjective nature of some of these laws and regulations, particularly laws regulating unfair or deceptive business practices, we may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements.

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

Electronic Signatures in Global and National Commerce Act.  The federal Electronic Signatures in Global and National Commerce Act (ESIGN) and similar state laws authorize the creation of legally binding and enforceable agreements, including electronic loan agreements, utilizing electronic records and electronic signatures.  ESIGN imposes special requirements on businesses that want to use electronic records or signatures in consumer transactions, and requires businesses to obtain from consumers electronic consent or confirmation to receive information electronically that a law requires be in writing.  When a platform participant registers on our platform, we obtain his or her consent to transact business electronically with Prosper and WebBank and maintain electronic records in compliance with ESIGN requirements.

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

State Securities Laws.  We are subject to the securities laws of each state in which our registration or qualification to offer and sell the Notes has been approved.  Certain of these state laws require us to renew our registration or qualification on an annual basis.  In August 2010, we were inadvertently late in filing applications to renew our registrations or qualifications in several states.  Although all of these renewal applications were approved, we agreed to pay the following penalties in connection with the late filings: (i) $300 to the State of Washington; (ii) $25,000 to the State of California; (iii) $5,000 to the State of Connecticut; and (iv) $500 to the State of Illinois.  In addition, the Florida Office of Financial Regulation required us to make a rescission offer to any Florida resident who purchased a Note from us during the period in which we inadvertently allowed our registration in Florida to expire.  We made this rescission offer on February 4, 2011.  The offer expired on March 6, 2011, and on March 20, 2011, we repurchased $21.9 thousand of Notes from persons who accepted the rescission offer.

States We Currently Operate In

Our platform operates online only and is available to Prosper borrower members in all states except Iowa, Maine and North Dakota.  Prosper is available to lender members in the following states and jurisdictions: Alaska, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Louisiana, Maine, Minnesota, Missouri, Mississippi, Montana, Nevada, New Hampshire, New York, Oregon, Rhode Island, South Carolina, South Dakota, Utah, Virginia, Washington, Washington, D.C., Wisconsin and Wyoming, subject to state suitability requirements.

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

Borrower members supply a variety of unverified information regarding the purpose of the loan, income, occupation, and employment status that is included in the borrower loan listings on our website.  We do not verify the majority of this information, and this information may be inaccurate or intentionally false.  Prosper borrowers may misrepresent their intentions for the use of borrower loan proceeds.  Prosper and WebBank do not verify any statements by Prosper borrowers as to how loan proceeds are to be used and do not confirm after loan funding how loan proceeds were used.  All listings are posted on our platform without our verifying the information provided by the borrower member, including the borrower’s stated income, employment status or occupation that appears in the listing.  Lender members should not rely on borrower’s self-reported information such as income, employment status, or occupation in making investment decisions.  In the cases in which we select Prosper borrower members for income and employment verification, the verification is normally done after the listing has been created and bidding is substantially completed but prior to the time the borrower loan is funded.  From the period from July 14, 2009 to December 31, 2010 when we have conducted pre-funding income and employment verification, approximately 47% of these listings have provided us with satisfactory responses and received a borrower loan, approximately 41% of these listings withdrew their listings, or failed to receive bids totaling the amount of their requested loans, approximately 9% provided responses that were deemed unsatisfactory and their listings were cancelled, and approximately 3% of these listings failed to supply the requested information and their listing was cancelled.  These listings were selected based on a combination of factors including amount of loan requested, Prosper Rating, debt-to-income ratio and stated income.  The identity of borrowers is not revealed to lender members, and lender members have no ability to obtain or verify borrower information either before or after they purchase a Note.  Potential lender members may only communicate with Prosper borrower members through website postings on our platform and then only on an anonymous and unverified basis.  If you rely on false, misleading or unverified information supplied by borrowers in deciding to purchase Notes, you may lose part or all of the purchase price you pay for a Note.

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

Borrower loans are unsecured obligations of borrower members.  They are not secured by any collateral, and they are not guaranteed or insured by any third party or backed by any governmental authority in any way.  Prosper and its designated third-party collection agency will, therefore, be limited in their ability to collect on borrower loans.  Moreover, borrower loans are obligations of borrowers to Prosper as successor to WebBank, not obligations to the holders of Notes.  Holders of the Notes will have no recourse to the borrower members and no ability to pursue borrowers to collect payments under borrower loans.  Holders of the Notes may look only to Prosper for payment of the Notes.  Furthermore, if a borrower fails to make any payments on the borrower loan, the holder of the Notes corresponding to that borrower loan will not receive any payments on their Notes.  The holder of such Notes will not be able to pursue collection against the borrower and will not be able to obtain the identity of the borrower in order to contact the borrower about the defaulted borrower loan.  In addition, in the unlikely event that we receive payments on the borrower loan relating to your Notes after the final maturity date, you will not receive corresponding payments on your Notes.

Some of the borrowers on our platform have “subprime” credit ratings, are considered higher than average credit risks, and may present a high risk of loan delinquency or default.

Some of the borrowers on our platform are people who have had difficulty obtaining loans from other sources, including banks and other financial institutions, on favorable terms, or on any terms at all, due to credit problems, limited credit histories, adverse financial circumstances, or high debt-to-income ratios.  Therefore, acquiring Notes that are dependent on payments we receive on the corresponding borrower loans of such borrowers may present a high risk of loan delinquency or default.  From our inception in November 2005 through July 12, 2009, we facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624 on our platform.  A total of 77 of these loans were repurchased by Prosper due to identify theft or operational issues.  As of December 31, 2010, of these 29,013 borrower loans, 14.5% were current, 48.6% were paid in full, 0.6% were 1 to 30 days late, and 0.8% were more than 30 days late.  In addition, of these 29,013 loans:

•	13,161 loans, or 45%, have been more than 15 days past due on at least one occasion;

•	12,056 loans, or 42%, have been more than 30 days past due on at least one occasion;

•	11,366 loans, or 39% have been more than 60 days past due on at least one occasion;

•	10,207 loans, or 35%, have defaulted (a borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy).

From July 13, 2009 to December 31, 2010, we have facilitated 7,686 borrower loans with an average original principal amount of $4,661 and an aggregate original principal amount of $35,826,782 on our platform.  There have been no repurchases by Prosper due to identity theft or operational issues with respect to these loans.  As of December 31, 2010, of these 7,686 borrower loans, 85.1% were current or had not reached their first billing cycle, 9.1% were paid in full, 1.7% were 1- 30 days past due, 1.7% were more than 31 days past due, and 2.5% had defaulted.  In addition, of these 7,686 loans:

•	511 loans, or 7%, have been more than 15 days past due on at least one occasion;

•	354 loans, or 5%, have been more than 30 days past due on at least one occasion;

•	298 loans, or 4% have been more than 60 days past due on at least one occasion;

•	189 loans, or 2.5%, have defaulted.

There can be no assurance that such historical loss rates will be indicative of future loss rates or the likelihood of the delinquency or default by a borrower under a borrower loan upon which a series of Notes is dependent for payment. See “About Prosper—Historical Performance of Prosper Borrower Loans” for more information.

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

Prosper implemented a new credit rating system on July 13, 2009.  Each listing is now assigned a Prosper Rating that indicates the level of risk associated with a listing and corresponds to an estimated average annualized loss rate range for the listing.  Prior to July 13, 2009, we assigned one of seven credit grades to borrower listings based solely on the borrower’s credit score. The Prosper Rating system uses the same seven letters that we previously used under our credit grade system.  The Prosper Rating allows Prosper to maintain consistency when assigning a rating to a borrower listing. The Prosper Rating is derived from two scores:  a consumer reporting agency score and an in-house custom score calculated using the historical performance of previous borrower loans with similar characteristics.  Although the seven letters used to represent the Prosper Rating were previously used to indicate the borrower’s credit grade, the two systems are not comparable as they are computed in a different manner and represent a different risk profile.  Moreover, Prosper adopted the new Prosper Rating system, in part, due to variations in loss rates among borrower members with the same credit grade due to other variations in borrower credit characteristics.  Accordingly, you should not look at the performance history of borrower loans with a certain letter grade that we originated under our old credit grading system as a valid indication of how a borrower loan with a Prosper Rating that uses the same letter will perform in the future.

The Prosper Rating may not accurately set forth the risks of investing in the Notes and no assurances can be provided that actual loss rates for the Notes will come within the expected loss rates indicated by the Prosper Rating.

Prosper will offer to indemnify or repurchase the Notes from the lender members in the event of an error relating to the Prosper Rating for the corresponding borrower loan only under the following circumstances:  (1) a Prosper score different from the Prosper score calculated by Prosper for the listing at issue is inserted in that listing, or (2) Prosper incorrectly applied its formula to determine the Prosper score, resulting in a Prosper Rating different from the Prosper Rating that should have appeared in the borrower listing.  Prosper will not, however, be under any obligation to indemnify or repurchase a series of Notes because of any other inaccuracy in the Prosper score or Prosper Rating.  For example, the Prosper Rating may be inaccurate because Prosper correctly applied its formula, but the credit bureau information was incorrect, or because the performance was worse than expected.  The Prosper Rating is not a recommendation by Prosper to buy, sell or hold the Notes.  In addition, no assurances can be provided that actual loss rates for the Notes will fall within the expected loss rates indicated by the Prosper Rating.

Some borrowers may use our platform to defraud lender members, which could adversely affect your ability to recoup your investment.

We use identity and fraud checks with external databases to authenticate each borrower member’s identity.  Although we use diligent efforts in this regard, there is a risk that our fraud checks could fail and fraud may occur.  In addition, borrower members may misrepresent their intentions regarding the purpose of the borrower loan or other information contained in borrower listings, which we do not verify.  While we will repurchase Notes in limited circumstances, e.g., a material default on the corresponding borrower loan resulting from verifiable theft of a borrower’s identity, or resulting from the failure of the corresponding borrower loan to materially comply at origination with applicable federal and state law, we are not obligated to repurchase a Note from you if your investment is not realized in whole or in part due to fraud (other than verifiable identity theft) in connection with a borrower listing, or due to false or inaccurate statements or omissions of fact in a borrower’s listing, whether in credit data, a borrower member’s representations, user recommendations, group affiliations or similar indicia of borrower intent and ability to repay the borrower loan.  If Prosper repurchases a Note, only the outstanding principal balance will be returned to the lender member.  See “About Prosper—Prosper’s Note Repurchase and Indemnification Obligations” for more information.

The fact that Prosper has the exclusive right and ability to investigate claims of identity theft in the origination of loans creates a significant conflict of interest between Prosper and the lender members.

Prosper has the exclusive right to investigate claims of identity theft and determine, in its sole discretion, whether verifiable identity theft has occurred. Verifiable identity theft triggers an obligation by Prosper to repurchase a loan.  As Prosper is the sole entity with the ability to investigate and determine verifiable identity theft, which triggers its repurchase obligation, a conflict of interest exists. Lender members rely solely on Prosper to investigate incidents that might require Prosper to repurchase a loan. The denial of a claim under Prosper’s identity theft guarantee would save Prosper from its repurchase obligation.

We do not have significant historical performance data about borrower performance on the borrower loans.  Loss rates on the borrower loans may increase and prior to investing you should consider the risk of non-payment and default under our outstanding borrower loans.

We are in the early stages of our development and have a limited operating history.  We began offering loans publicly through the platform in February of 2006.  Due to our limited operational history, we do not have significant historical data regarding the performance of our borrower members under the borrower loans, and we do not yet know what the long-term loan loss experience will be.  The estimated loss rates we display on the website and use to determine the Prosper Rating have been developed from our loss histories.  Moreover, some of the information we have on the historical loss rates under the borrower loans occurred prior to the recent contraction in the global financial and credit markets and significant downturn in the United States economy.  Accordingly, borrower loans originated on our platform may default more often than similar loans have defaulted in the past, which increases the risk of investing in the Notes.

If payments on the corresponding borrower loans relating to your Notes become more than 30 days overdue, it is likely you will not receive the full principal and interest payments that you expect to receive on your Notes, and you may not recover any of your original purchase price.

If a borrower fails to make a required payment on a borrower loan within 30 days of the due date, we will pursue reasonable collection efforts in respect of the borrower loan.  Referral of a delinquent borrower loan to a collection agency within five (5) business days after it becomes thirty days past due will be considered reasonable collection efforts.  From our inception in November 2005 through July 12, 2009, we facilitated 29,013 borrower loans.  We repurchased a total of 77 of these loans due to identity theft or operational issues.  With respect to these 29,013 loans, as of December 31, 2010:

•	0.6% were 1 to 30 days late and 45.4% had been more than 15 days past due on at least one occasion; and

•	0.8% were more than 30 days late and 41.6% had been more than 30 days past due on at least one occasion.

From July 13, 2009 to December 31, 2010, we facilitated 7,686 borrower loans.  As of December 31, 2010, we have not repurchased any of these loans due to identity theft or operational issues. With respect to these 7,686 loans, as of December 31, 2010:

•	1.7% were 1 to 30 days late and 6.6% had been more than 15 days past due on at least one occasion; and

•	1.7% were more than 30 days late and 4.6% had been more than 30 days past due on at least one occasion.

If we refer a borrower loan to a collection agency, we will not have any other obligation to attempt to collect that borrower loan.  We may also handle collection efforts in respect of a delinquent borrower loan directly.  If payment amounts on a delinquent borrower loan are received from a borrower more than 30 days after their due date, and the loan has been referred to an outside collection agency, that collection agency will retain a percentage of that payment as a servicing fee before any principal or interest becomes payable to you.  Collection fees range from 17% to 30% of recovered amounts.

For some non-performing borrower loans, neither Prosper nor the collection agency will be able to recover some or all of the unpaid loan balance and, as a result, a lender member who has purchased a Note dependent for payment on that borrower loan will receive little, if any, of the unpaid principal and interest payable under the Note.  You must rely on the collection efforts of Prosper or the applicable collection agency to which such borrower loans are referred.  You are not permitted to attempt to collect payments on the borrower loans in any manner.

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

Each Note will mature on the initial maturity date, unless any principal or interest payments in respect of the corresponding borrower loan remain due and payable to Prosper upon the initial maturity date, in which case the maturity of the Note will be automatically extended to the final maturity date.  If there are any amounts under the corresponding borrower loan still due and owing to Prosper after the final maturity, Prosper will have no further obligation to make payments on the related Notes, even if Prosper receives payments on the corresponding borrower loan after final maturity.

In general, the borrower loans on which the Notes are dependent do not restrict borrowers from incurring additional unsecured or secured debt, nor do they impose any financial restrictions on borrowers during the term of the borrower loan, which may impair your ability to receive the full principal and interest payments that you expect to receive on a Note.

If a borrower incurs additional debt after the date of the borrower loan, the additional debt may impair the ability of that borrower to make payments on his or her borrower loan and your ability to receive the principal and interest payments that you expect to receive on a corresponding Note.  In addition, the additional debt may adversely affect the borrower’s creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of the borrower.  To the extent that the borrower has or incurs other indebtedness and cannot pay all of his or her indebtedness, the borrower may choose to make payments to other creditors, rather than Prosper.

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

A borrower chargeback is a process by which a borrower who has made a payment on a borrower loan has his or her bank cancel the payment or request a refund of that payment.  We withhold payments to lender members up to six business days after a related borrower payment is initiated.  If the chargeback occurs between six and 60 days after the initiation of payment, you must rely on us to contest the chargeback if we deem it appropriate.  If a borrower successfully processes a chargeback between six and 60 days after initiation of payment, such payment will be deducted from your Prosper account, and if you have withdrawn funds in the interim, a negative cash balance may result. Amounts received on borrower loans corresponding to your Notes payments and deposited into your Prosper funding account are subject to set-off against any negative balance or shortfall resulting from ACH returns of transfers or deposits of funds to your Prosper funding account.

Peer-to-peer lending is a new lending method and our platform has a limited operating history.  Borrowers may not view or treat their obligations to Prosper as having the same significance as loans from traditional lending sources, such as bank loans, and borrower loans may have a higher risk of default than loans of borrowers with similar credit scores.

The investment return on the Notes depends on borrowers fulfilling their payment obligations in a timely and complete manner under the corresponding borrower loan.  Borrowers may not view peer-to-peer lending obligations originated on our platform as having the same significance as other credit obligations arising under more traditional circumstances, such as loans from banks or other commercial financial institutions.  If a borrower neglects his or her payment obligations on a borrower loan upon which payment of your Note is dependent or chooses not to repay his or her borrower loan entirely, you may not be able to recover any portion of your investment in a Note.

Our platform may fail to comply with borrower protection laws such as state lending laws, or federal consumer protection laws such as the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act.  Borrowers may make counterclaims against us, any collection agency or you after collection actions have commenced.

Applicable state laws generally regulate interest rates and other charges and require certain disclosures.  In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of a borrower loan upon which a series of Notes is dependent for payment.  The borrower loans are also subject to federal laws, including, without limitation, the federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to the borrowers regarding the terms of the loan; the federal Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act; and the federal Fair Credit Reporting Act, which regulates the use and reporting of information related to each borrower’s credit history.  We may not always have been and may not always be in compliance with these laws.  Failure to comply with the laws and regulatory requirements applicable to our business may, among other things, limit our, or a collection agency’s, ability to collect all or part of the principal of or interest on borrower loans and could subject us to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability.  The occurrence of any of these events may harm our business and our ability to maintain our platform and may result in borrowers rescinding their borrower loans.  See “Government Regulation—Regulation and Consumer Protection Laws” for more information.

We regularly review the requirements of these laws and take measures aimed at ensuring that the borrower loans originated on our platform meet the requirements of all applicable laws.  However, determining compliance with all applicable laws is a complex matter and it is possible that our determination may be inaccurate or incorrect.  Also, changes in law, either due to court decisions, regulatory interpretations or rulings, or new legislation, may adversely affect the collectability of a borrower loan.

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

Borrowers on borrower loans may seek protection under federal bankruptcy law or similar laws.  If a borrower files for bankruptcy (or becomes the subject of an involuntary petition), a stay will go into effect that will automatically put any pending collection actions on the borrower loan on hold and prevent further collection action absent bankruptcy court approval.  If we receive notice that a borrower has filed for protection under the federal bankruptcy laws, or has become the subject of an involuntary bankruptcy petition, we will put the borrower’s loan account into “bankruptcy status.” When this occurs, we terminate automatic monthly ACH debits on borrower loans and we will not undertake collection activity without bankruptcy court approval.  Whether any payment will ultimately be made or received on a borrower loan after a bankruptcy status is declared depends on the borrower’s particular financial situation.  It is possible that the borrower’s liability on the borrower loan will be discharged in bankruptcy.  In most cases, unsecured creditors, including Prosper as the owner of the borrower loans, will receive nothing, or only a fraction of any amount outstanding on their loans.  See “About Prosper—Loan Servicing and Collection” for more information.

Federal law entitles borrowers who enter active military service to an interest rate cap and certain other rights that may inhibit the ability to collect on loans and reduce the amount of interest paid on the corresponding Notes.

Federal law provides borrowers on active military service with rights that may delay or impair our ability to collect on a borrower loan corresponding to your Note.  The Servicemembers Civil Relief Act, or “SCRA,” requires that the interest rate on preexisting debts, such as borrower loans, be set at no more than 6% while the qualified service member or reservist is on active duty.  A holder of a Note that is dependent on such a borrower loan for payment will not receive the difference between 6% and the original stated interest rate for the borrower loan during any such period.  The SCRA law also permits courts to stay proceedings and execution of judgments against service members and reservists on active duty, which may delay recovery on any borrower loans in default, and, accordingly, payments on the corresponding Notes.  If there are any amounts under such a borrower loan still due and owing to Prosper after the final maturity of the corresponding Notes, we will have no further obligation to make payments on the Notes, even if we later receive payments after the final maturity of the Notes.  We do not take military service into account in assigning a Prosper Rating to borrower listings.  In addition, as part of the borrower registration process, we do not request Prosper borrower members to confirm if they are a qualified service member or reservists within the meaning of the SCRA.  See “Government Regulation—Regulation and Consumer Protection Laws—Servicemembers Civil Relief Act” for more information.

The death of a borrower may substantially impair your ability to recoup the full purchase price of Notes or to receive the interest payments that you expect to receive on the Notes.

If a borrower under a borrower loan dies while the loan is still outstanding, generally, we will seek to work with the executor of the borrower’s estate to obtain repayment of the loan.  However, the borrower’s estate may not contain sufficient assets to repay the loan.  In addition, if a borrower dies near the end of a the term of his or her loan, it is unlikely that any further payments will be made on the corresponding Notes, because the time required for the probate of the borrower’s estate may extend beyond the final maturity date of the Notes.

Prosper is not obligated to repurchase any Notes except in limited circumstances.  If Prosper is unable to meet its repurchase obligations, you may lose your entire investment in the Notes.

Prosper is not obligated to repurchase any Note except in limited circumstances, including (1) a material default occurring on a Note as a result of verifiable theft of a borrower’s identity, (2) the  corresponding borrower loan materially failing to comply with applicable federal and state law at origination, (3) our using a different Prosper score for a loan listing than the one we calculated for the listing, or (4) our incorrectly applying our formula for determining the Prosper score of a listing, resulting in our using an incorrect Prosper Rating for the listing.  Any of these occurrences would constitute a breach of our representations and warranties under our lender registration agreement.  This agreement provides that, in the event of any such breach that materially and adversely affects a lender member’s interest in a Note, Prosper must either cure the breach, repurchase the Note, or indemnify and hold the lender member harmless against losses resulting from the breach.  We are not, however, obligated to repurchase a Note from a lender member if his or her investment is not realized in whole or in part due to fraud (other than verifiable identity theft) in connection with a listing, or due to false or inaccurate statements or omissions of fact in a borrower’s listing, whether in credit data, borrower representations, user recommendations, group affiliations or similar indicia of borrower intent and ability to repay the Notes.  Even if we are obligated to repurchase a Note, there can be no assurance that we will be able to meet our repurchase obligation.  If we are unable to meet our repurchase obligation, you may lose all of your investment in the Note.

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

We have eliminated the auction process for the determination of interest rates for borrower loans from our primary platform.  We now set the interest rates for borrower listings (instead of having the interest rate determined through the bidding process), which subjects Notes to the risk that we may not set appropriate interest rates for borrower loan, and which may also limit the social lending features of our platform.

 Our primary platform previously allowed lender members to bid on the interest rate for a loan listing, and the corresponding lender yield percentage, through an auction format, subject to a minimum yield percentage set by us.  We have eliminated this feature from our primary platform (although not from our Note Trader platform), and we now set interest rates for borrower listings directly. If we set interest rates too low, lender members may not be compensated appropriately for the level of risk that they are assuming in bidding on a loan, while setting the interest rate too high may increase the risk of non-payment.  In either case, our failure to set rates appropriately may adversely impact the ability of lender members to receive returns on their Notes that are commensurate with the risks they have assumed in acquiring such Notes.

        In addition, the inability of a lender member using our primary platform to bid down the interest rate for a borrower listing may have an adverse impact on that member’s ability to invest funds for social or charitable purposes on our platform.  If a lender member wishes to help fund a borrower loan requested by a relative or fellow group member, the lender member will not be able to bid down the interest rate set by us, which may be substantially higher than the rate the lender member would otherwise have been willing to accept.

The Notes will not be listed on any securities exchange, will not be transferable except through the Note Trader platform, and can be held only by our lender members.  You should be prepared to hold the Notes you purchase until they mature.

The Notes will not be listed on any securities exchange.  All Notes must be held by our lender members.  The Notes will not be transferable except through our Note Trader platform and there can be no assurance that a market for Notes will continue to develop on the Note Trader platform, or that the Note Trader platform will continue in operation.  Therefore, lender members must be prepared to hold their Notes to maturity.  See “About Prosper—Note Trader Platform” for more information.

If the Note Trader platform fails to develop, or if the Note Trader platform develops but you cannot find a purchaser for the Notes that you wish to sell, you will be forced to hold the Notes for their remaining term.

In July 2009, Prosper established the Note Trader platform, on which Notes may be sold by lender members who own the Notes to other lender members.  We cannot guarantee that a trading market will continue to develop for the Notes.  A Note offered for sale on the trading platform must be purchased in its entirety by a single lender member, and Notes with a high outstanding principal balance may be more difficult to sell due to the smaller number of lender members with the ability to purchase such Notes.  In addition your ability to sell your Note will likely be affected by any adverse changes in the credit status of the borrower under the corresponding borrower loan, in addition to the other risks discussed in this report.  If these situations occur, you may be forced to hold the Note for its remaining term.

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

Your Prosper funding account represents an interest in a pooled bank account that does not earn interest.  See “About Prosper—Treatment of Lender Member Balances” for more information.

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

•
On November 26, 2008, Prosper and the North American Securities Administrators Association, or “NASAA,” executed a settlement term sheet.  The term sheet sets forth the material terms of a consent order to resolve matters relating to our sale and offer of unregistered securities and the omission of material facts in connection with such offers and sales.  NASAA has recommended that each state adopt the terms of the settlement, however, the settlement is not binding on any state.  The terms of the settlement involve our payment of up to $1 million, which NASAA has allocated among the 50 states and the District of Columbia, based on our loan sale transaction volume in each state prior to November 24, 2008.  We will not be required to pay any portion of the fine allocated to those states that do not execute a consent order with Prosper.  The terms of the settlement require the states to terminate their investigation of our activities related to the sale of securities before November 24, 2008.  If a state does not elect to participate in the NASAA settlement, such state would not be prevented from pursuing its own remedies in connection with our sale of securities before November 24, 2008.  On April 21, 2009, we reached agreement with NASAA on the final terms of the consent order for consideration by the states.  As of December 31, 2010 and December 31, 2009, the Company had accrued approximately $284,000 and $356,000, respectively, in connection with this contingent liability in accordance with ASC Topic 450 “Contingencies”.  As of December 31, 2010, the Company has entered into 32 consent order agreements and has paid an aggregate of $428,737 in penalties.

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

Some of the individual defendants filed a demurrer to the First Amended Complaint, which was heard on June 11, 2009 and sustained by the court with leave to amend until July 10, 2009.  The plaintiffs filed a Second Amended Complaint on July 10, 2009, to which the same individual defendants demurred.  On September 15, 2009, this demurrer was sustained by the court without leave to amend.  On February 25, 2011, the plaintiffs filed a Third Amended Complaint, which removed David Booth as a plaintiff and added Brian Russom and Michael Del Greco as plaintiffs.  The new plaintiffs are representing the same putative class and prosecuting the same claims as the previously named plaintiffs.

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

On January 26, 2011, the court issued a final statement of decision finding that Greenwich has a duty to defend the class action lawsuit, and requiring that Greenwich pay Prosper's past and future defense costs in the class action suit up to $2 million.  On February 24, 2011, Greenwich made a payment to Prosper in the amount of $1,728,273 to reimburse Prosper for the defense costs it had already incurred in the class action suit.  Greenwich is required to reimburse Prosper for up to an additional $271,727 in defense costs for the class action suit going forward.  Each such reimbursement will be due within 30 days of Prosper incurring any such costs and presenting the applicable invoice to Greenwich.  Greenwich is also required to pay Prosper pre-judgment interest on the defense costs incurred by Prosper in the class action suit prior to the Court’s decision.  The amount of this pre-judgment interest is $164,828.  Greenwich will be required to make this pre-judgment interest payment to Prosper when a final judgment has been entered in the insurance suit.

We intend to vigorously defend the class action lawsuit and vigorously prosecute our suit against Greenwich.  We cannot, however, presently determine or estimate the final outcome of either lawsuit, and there can be no assurance that either matter will be finally resolved in our favor.  If the class action lawsuit is not resolved in our favor, we might be obliged to pay damages, and might be subject to such equitable relief as a court may determine.  If our lawsuit against Greenwich is not resolved in our favor, we might not be able to recover proceeds from Greenwich that are sufficient to offset any losses we incur in the class action lawsuit.

        As a result of our prior operations, a lender member who holds a loan originated on our platform prior to October 15, 2008 may be entitled to rescind her purchase and be paid the unpaid principal amount of her borrower loan, plus statutory interest.  The aggregate principal amount of loans we originated on our platform from inception through October 14, 2008 by non affiliated purchasers is $178.0 million ($179.1 million total originations). Of this amount, as of December 31, 2010, $45.0 million had defaulted ($45.1 million total defaulted), and $4.8 million remained outstanding ($5.0 million total remained outstanding).  Prosper is potentially liable for the remaining outstanding principal amount if the current borrowers stop making payments.  We have not recorded an accrued loss contingency in respect of this contingent liability, although we intend to continue to monitor the situation.  Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation; however, the statute of limitations periods under state laws may extend for a longer period of time.  If a significant number of our lender members sought rescission, or if the class action securities lawsuit is successful, our ability to maintain our platform and service the borrower loans to which the Notes correspond may be adversely affected.

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through at least 2011.

Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses for a number of years as we grow our business.  For the periods ended December 31, 2010 and 2009 we had negative cash flows from operations of $9.6 million and $9.8 million, respectively.  Additionally, since our inception through December 31, 2010, we have an accumulated deficit of $50.8 million.

We have financed our operations to date primarily with proceeds from the sale of equity securities.  At December 31, 2010, we had approximately $4.3 million in unrestricted cash and cash equivalents.  We are dependent upon raising additional capital or debt financing to fund our current operating plan.  Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern.  Further, an unfavorable outcome of the class action lawsuit at the high end of the range could hinder Prosper’s ability to continue operations, absent other extenuating circumstances.   Further, we can provide no assurances as to the availability or terms upon which the required financing and capital might be available.

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $49.8 million, which represents the remaining outstanding principal amount of $4.8 million and loans charged off of $45.0 million as of December 31, 2010.

You should rely only on statements made in our prospectus dated February 16, 2011 and in this report  in determining whether to purchase Notes and not on any statements or information contained in two articles discussing Prosper and the operation of its platform.

Information about Prosper was published in an April 28, 2009 article in The Wall Street Journal entitled “Relaunched:  Prosper has Opened Its Market to Financial Institutions” and an August 28, 2009 article in BusinessWeek entitled “Peer-to-Peer Lending for Banks, Too?”  The articles discussed the anticipated re-launch of our platform by our wholly owned subsidiary, Prosper Loans Marketplace, Inc., or “Prosper CA,” pursuant to an exemption from the registration requirements provided by Section 3(a)(11) of the Securities Act.  The offering of borrower payment dependent notes was limited solely to lenders residing in California. Prosper ceased offering notes pursuant to this exemption on May 8, 2009 and no notes were sold to lender members pursuant to this offering.  The articles principally focused on the offering of borrower payment dependent notes, which were dependent for payment on pre-existing loans listed by financial institutions registered with Prosper.  Prosper is not offering notes dependent for payment on payments we receive on pre-existing loans listing by financial institutions in our prospectus dated February 16, 2011.  The articles also discussed historical rates of return and default risks that are not included in our prospectus dated February 16, 2011 or this annual report and did not disclose many of the related risks and uncertainties described in our prospectus date February 16, 2011 or this annual report. As a result, you should not rely on the information contained in these articles and only on the information contained in our prospectus dated February 16, 2011 or this annual report in making your investment decision.  You should carefully evaluate all of the information in our prospectus dated February 16, 2011 or this annual report, including the risks described in this section and throughout the rest of this report.

We have a limited operating history.  As an online company in the early stages of development, we face increased risks, uncertainties, expenses and difficulties.

As the number of borrowers, lender members and borrower loans originated on our platform increases, we will need to increase our facilities, personnel and infrastructure in order to accommodate the greater servicing obligations and demands on our platform.  Additionally, we have established a Note

Trader platform on which the Notes may be sold by lender members who own the Notes to other lender members.  Although we cannot guarantee that a trading market will continue to develop for the Notes, we expect that this addition to our platform may significantly increase the amount of borrower loan originations and sale activity on our platform.  Our platform is dependent upon our website in order to maintain current listings and transactions in the Notes.  We must constantly add new hardware and update our software and website, expand our customer support services, and add new employees to maintain the operations of our platform as well as to satisfy our servicing obligations on the borrower loans and the Notes.  If we are unable to increase the capacity of our platform and maintain the necessary infrastructure, you may experience delays in receipt of payments on your Notes and periodic downtime of our systems.

The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.

The consumer lending market is competitive and rapidly changing.  With the introduction of new technologies and the influx of new entrants, we expect competition to persist and intensify in the future, which could harm our ability to increase volume on our platform.

Our principal competitors include major banking institutions, credit unions, credit card issuers and other consumer finance companies, as well as other peer-to-peer lending platforms, including Lending Club.  Competition could result in reduced volumes, reduced fees or the failure of our peer-to-peer lending platform to achieve or maintain more widespread market acceptance, any of which could harm our business.  In addition, in the future we may experience new competition from more established Internet companies, such as eBay Inc., Google Inc., or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels.  If any of these companies or any major financial institution decided to enter the peer-to-peer lending business, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed.

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

Additionally, we are licensed as a finance lender under the California Finance Lender Law and are regulated and examined by the California Department of Corporations.  We hold similar lending licenses or authorizations in 15 other states, which also supervise and examine our activities.  If we do not comply with applicable laws, we could lose one or more of our licenses or authorizations, which may have an adverse effect on our ability to continue to perform our servicing obligations or to maintain our platform.  See “Government Regulation—Regulation and Consumer Protection Laws” for more information.

The Federal Fair Debt Collection Practices Act and similar state debt collection laws regulate debt collection practices by “debt collectors” and prohibit debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding consumer loans.  For example, debt collectors are prohibited from contacting debtors at unreasonable times, revealing or discussing the nature of the debt with third parties, making false representations in association with efforts to collect the debt, seeking collection fees or other charges not permitted under contract or by state law, making threats of arrest or legal action without actual intention of action on the threat, and using abusive or profane language in the course of collection of the debt.  While Prosper obligates its collection agencies to comply with applicable law in collecting borrower loans, it is possible that improper collection practices may occur which could adversely impact the collectability of particular borrower loans originated through our platform.

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

Our ability to maintain our platform and perform our servicing obligations depends, in part, upon our proprietary technology.  We may not protect our proprietary technology effectively, which would allow competitors to duplicate our products and adversely affect our ability to compete with them.  A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent.  In addition, our platform may infringe upon claims of third-party patents and we may face intellectual property challenges from such other parties.  We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes.  Furthermore, our technology may become obsolete, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our platform to compete with other peer-to-peer lending platforms.  If we cannot protect the proprietary technology embodied in and used by our platform from intellectual property challenges, or if our platform becomes obsolete, our ability to maintain our platform and our ability to perform our servicing obligations on the borrower loans and Notes could be adversely affected.

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

If we were to become subject to a bankruptcy or similar proceeding, the rights of the holders of the Notes could be uncertain, and payments on the Notes may be limited, suspended or stopped.  Although Prosper has granted the indenture trustee a security interest in its right to receive payment under the corresponding borrower loans, the Notes themselves are unsecured and holders of the Notes do not directly have a security interest in the corresponding borrower loans or the proceeds of those corresponding borrower loans.  The recovery, if any, of a holder on a Note may be substantially delayed and substantially less than the principal and interest due and to become due on the Note.

If we were to become subject to a bankruptcy or similar proceeding, the recovery, if any, of a holder of a Note may be substantially delayed in time and may be substantially less in amount than the principal and interest due and to become due on the Note.  Although Prosper has granted the indenture trustee a security interest in Prosper’s right to payment under, and all proceeds received by Prosper on, the corresponding borrower loans and in the bank account in which the borrower loan payments are deposited, the holders of the Notes will still be subject to the following risks associated with Prosper’s insolvency, bankruptcy or a similar proceeding.

A bankruptcy or similar proceeding of Prosper may cause delays in borrower payments.  Borrowers may delay payments to Prosper on account of borrower loans because of the uncertainties occasioned by a bankruptcy or similar proceeding of Prosper, even if the borrowers have no legal right to do so, and such delay would reduce, at least for a time, the funds that might otherwise be available to pay the Notes corresponding to those borrower loans.  In addition, the commencement of the bankruptcy or similar proceeding may, as a matter of law, prevent Prosper from making regular payments on the Notes, even if the funds to make such payments are available.  Because the indenture trustee would be required to enforce its security interest in Prosper’s right to payment under the borrower loans in a bankruptcy or similar proceeding of Prosper, the bankruptcy trustee’s ability to make payments under the Notes would be delayed, which may effectively reduce the value of any recovery that a holder of a Note may receive (and no such recovery can be assured) by the time any recovery is available.

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

In a bankruptcy or similar proceeding of Prosper, there may be uncertainty regarding whether a holder of a Note has any priority right to payment from the corresponding borrower loan. If we failed to perfect the security interest properly, you may be required to share the proceeds of the borrower loan upon which your Note is dependent for payment with Prosper’s other creditors.  To the extent that proceeds of the corresponding borrower loan would be shared with other creditors of Prosper, any secured or priority rights of such other creditors may cause the proceeds to be distributed to such other creditors before any distribution is made to you on your Note.

In a bankruptcy or similar proceeding of Prosper, there may be uncertainty regarding the rights of a holder of a Note, if any, to payment from funds in the master servicing account.  If a payment is made on a borrower loan corresponding to a Note before a bankruptcy or similar proceeding of Prosper is commenced, and those funds are held in the master servicing account and have not been used by Prosper to make payments on the Note as of the date the bankruptcy or similar proceeding is commenced, there can be no assurance that Prosper will or will be able to use such funds to make payments on the Note.  Other creditors of Prosper may be deemed to have rights to such funds that are equal to or greater than the rights of the holder of the Note.  See “About Prosper—Loan Servicing and Collections” for more information.

In a bankruptcy or similar proceeding of Prosper, there may be uncertainty regarding the rights of a holder of a Note, if any, to access funds in the funding account.  We currently maintain the funding account at Wells Fargo Bank, N.A. “for the benefit of” our lender members. This so-called “FBO account” is a pooled account titled in our name “for the benefit of” our lender members.  Although we believe that amounts funded by our lender members into the FBO account at Wells Fargo should not be subject to claims of creditors of Prosper other than the lender members for whose benefit the funds are held, the legal title to the FBO account, and the attendant right to administer the FBO account would be property of Prosper’s bankruptcy estate.  As a result, if Prosper were to file for bankruptcy protection, the legal right to administer the funds in the FBO account would vest with the bankruptcy trustee or debtor in possession.  In that case, while neither Prosper nor its creditors should be able to reach those funds, the indenture trustee or the lender members may have to seek a bankruptcy court order lifting the automatic stay and permitting them to withdraw their funds.  Lender members may suffer delays in accessing their funds in the FBO account as a result.  Moreover, United States Bankruptcy Courts have broad powers and, if Prosper has failed to properly segregate or handle lender members’ funds, a bankruptcy court could determine that some or all of such funds were beneficially owned by Prosper and therefore that they became available to the creditors of Prosper generally.  See “About Prosper—Loan Servicing and Collections” for more information.

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

Our ability to perform our servicing obligations could be materially and adversely affected by events outside of our control.  The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new members and retain existing members.  Our system hardware is hosted in a hosting facility located in San Francisco, California, owned and operated by Digital Realty Trust.  We also maintain an off-site backup system located in Las Vegas, Nevada.  Digital Realty Trust does not guarantee that access to our website will be uninterrupted, error-free or secure.  Our operations depend on Digital Realty Trust’s ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events.  If our arrangement with Digital Realty Trust is terminated, or there is a lapse of service or damage to Digital Realty Trust’s facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities.  Any interruptions or delays in our service, whether as a result of Digital Realty Trust or other third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with our members and our reputation.  Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.  Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage at the Digital Realty Trust facility.  These factors could prevent us from processing or posting payments on the borrower loans or the Notes, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause members to abandon our platform, any of which could adversely affect our business, financial condition and results of operations.

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

Our platform operates a novel program that must comply with regulatory regimes applicable to consumer credit transactions.  The novelty of our platform means compliance with various aspects of such laws is untested.  Certain state laws generally regulate interest rates and other charges and require certain disclosures, and also require licensing for certain activities.  In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of the borrower loans.  Our platform is also subject to other federal and state laws, such as:

•the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms of their borrower loans;

•the Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act;

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

Generally, failure to comply with the laws and regulatory requirements applicable to our business may, among other things, limit our, or a collection agency’s, ability to collect all or part of the principal amount of or interest on the borrower loans on which the Notes are dependent for payment.  In addition, our non-compliance could subject us to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm our business and ability to maintain our platform and may result in borrowers rescinding their borrower loans.

Where applicable, we seek to comply with state lending, servicing and similar statutes.  In all U.S. jurisdictions with licensing or other requirements we believe may be applicable to the platform, we have obtained any necessary licenses or comply with the relevant requirements.  Nevertheless, if we are found to not comply with applicable laws, we could lose one or more of our licenses or face other sanctions, which may have an adverse effect on our ability to continue to facilitate the origination of borrower loans through our platform, perform our servicing obligations or make our platform available to borrowers in particular states, which may impair your ability to receive the payments of principal and interest on your Notes that you expect to receive.  See “Government Regulation—Regulation of Consumer Protection Laws—State and Federal Laws and Regulations” for more information.

We rely on our agreement with WebBank to originate loans to qualified borrower members on a uniform basis throughout the United States.  If our relationship with WebBank were to end, we may need to rely on individual state lending licenses to originate borrower loans.

Borrower loan requests take the form of an application to WebBank, which currently makes all loans to our borrower members who request loans through our platform, and allows our platform to be available to borrowers on a uniform basis throughout the United States.  If our relationship with WebBank were to end or if WebBank were to cease operations, we may need to rely on individual state lending licenses to originate borrower loans.  Because we do not currently possess state lending licenses in every U.S. state, we may be required to discontinue lending or limit the rates of interest charged on borrower loans in some states.  We also may face increased costs and compliance burdens if our agreement with WebBank is terminated.

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

On July 10, 2009, we became an SEC reporting company and will incur significant legal, accounting and other expenses in the future that we did not incur previously.  Our management and other personnel devote a substantial amount of time to SEC reporting compliance requirements.  Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.  For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance coverage and more difficult for us to attract and retain qualified persons to serve as directors or executive officers.

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

Prosper’s administration of the automated bidding plan system and its new loan search tool could create additional liability for Prosper and such liability could be material

Our automated plan system allows lender members to create their own automated bidding plans.  By creating such a plan, a lender member can have bids placed automatically on her behalf on loan listings that meet loan criteria selected by her. In creating an automated bidding plan, the member can design these criteria herself, use a group of model criteria selected by Prosper, or customize one of those groups of model criteria as she sees fit.   Each automated bidding plan consists of a group of loan criteria, such as loan amount, minimum yield percentage, Prosper Rating, income and employment characteristics, group affiliations and debt-to-income ratio. This group of criteria is divided into sub-groups, each of which we refer to as a “slice”.  The specific loans on which the lender member bids through her automated bidding plan are determined by the criteria in each of her plan slices.  If a loan listing is posted that satisfies all of the criteria in any one of her plan slices, a bid will automatically be placed on the listing on her behalf.  Each automated plan expires on the earlier of thirty days after the plan was created or the first date on which all funds allocated to the plan by the lender member have been successfully bid. Since the re-launch of our platform in July 2009, approximately 55% of the bids made on our platform (measured in terms of dollar volume) have been made by members using automated plans as of December 31, 2010.

On June 30, 2011, we intend to replace our automated plan system with a new loan search tool.  Beginning on that date, lenders will no longer be able to create automated plans, but will instead be able to use the loan search tool to identify Notes that met their investment criteria. A lender using the search tool will be asked to indicate (i) the Prosper Rating or Ratings she wishes to use as search criteria, (ii) the total amount she wishes to invest and (iii) the amount she wishes to invest per Note. The search tool will then compile a basket of Notes for her consideration that meet her search criteria.  If the supply of Notes that meet her criteria exceeds the total amount she wishes to invest, the search tool will select Notes for her basket based on the principle of first in, first out, i.e.,  the Note with the corresponding listing that was posted on our website earliest will be the first included in her basket, then the Note with the next oldest corresponding listing will be included, and so on, until the aggregate principal amount of Notes in her basket equals the amount she wishes to invest. If her search criteria include multiple Prosper Ratings, the search tool will divide her basket into equal portions, one portion representing each Prosper Rating selected. To the extent available Notes with these Prosper Ratings are insufficient to fill the lender’s order, the lender will be advised of this shortfall and given an opportunity either to reduce the size of her order or modify her search criteria to make her search more expansive.  See “About Prosper—How to Bid to Purchase Notes—Our Automated Plan System and Our New Loan Search Tool.”

Since the Notes purchased through an automated plan or the loan search tool are the same as Notes purchased manually, they present the same risks of non-payment as all Notes that may be purchased on Prosper’s website.  For example, there is a risk that a loan identified through an automated plan or the loan search tool may become delinquent or default, and the estimated return and estimated loss for that loan individually, or the estimated loss or return for the plan or the basket of Notes selected by the search tool as a whole, may not accurately reflect the actual return or loss on such loan.  If this were to occur, a lender who purchases a Note through an automated plan or the loan search tool could pursue a claim against Prosper in connection with its representations regarding the performance of the loans bid upon through the plan or search tool.  An investor could pursue such a claim under various antifraud theories under federal and state securities law.  To date, no actions have been taken or threatened against us on this theory.  However, such actions could have a material adverse effect on our business.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The information set forth in Item 1 under the caption “Item 1. Business – Information About Prosper Marketplace, Inc. – Facilities” is incorporated herein by reference.

Item 3. Legal Proceedings

The information set forth in Item 1 under the caption “Item 1. Business – Information About Prosper Marketplace, Inc. – Legal Proceedings” is incorporated herein by reference.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

On July 13, 2009, we commenced a public offering of up to $500,000,000 in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-147019). The offering is a continuous offering and remains ongoing. The Registration Statement was declared effective by the SEC on July 10, 2009. From July 13, 2009 to February 28, 2011, we sold $42,784,724 in principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. During the period from July 13, 2009 to December 31, 2010, we incurred estimated expenses of approximately $1,918,380 in connection with the offering, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding member loan through the Prosper Marketplace, Inc. platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

We have no publicly traded equity securities. At March 24, 2011, there were approximately 135 holders of record of our common stock. We have not paid cash dividends since our inception, and we do not anticipate paying cash dividends in the foreseeable future.

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

Overview

We provide a peer-to-peer online credit marketplace that permits our borrow members to apply for loans and lender members to purchase Notes issued by Prosper, the proceeds of which facilitate the funding of specific loans made to borrowers.  Our platform enables our borrower members to request and obtain personal, unsecured loans by posting anonymous “listings” on the platform indicating the principal amount of the desired loan.  Loan terms are subject to minimum and maximum loan amounts determined by the borrower’s credit bureau score and Prosper score, at interest rates set by Prosper.  We assign a Prosper Rating consisting of letter credit grades, based in part on the borrower’s credit score, to each borrower who requests a borrower loan.  Prosper borrower members’ Prosper Rating, credit score range, debt-to-income ratios and other credit data are displayed with their listings and are available for viewing by lender members on an anonymous basis.  Lender members access our platform and “bid” the amount they are willing to commit to the purchase of a Note that is dependent for payment on the corresponding borrower loan, at interest rates set by Prosper.  By making a bid on a listing, a lender member is committing to purchase from Prosper a Note in the principal amount of the lender’s winning bid.  Lender members who purchase the Notes will designate that the sale proceeds be applied to facilitate the funding of a corresponding borrower loan listed on our platform.  Loans originated to borrower members are made by WebBank, an FDIC-insured, Utah-chartered industrial bank, and sold and assigned to Prosper.

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term currently set at one, three or five years, which Prosper may in the future extend to between three months to seven years.  With respect to loans resulting from listings posted by Prosper borrower members prior to April 15, 2008 Prosper is the originating lender for licensing and regulatory purposes.  All borrower loans resulting from listings posted on or after April 15, 2008 are funded by WebBank, an FDIC-insured, Utah-chartered industrial bank.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.  Prosper verifies the identity of 100% borrowers using a variety of methods including credit bureau data, other electronic data sources and offline documentary procedures.  Prosper verifies income and or employment on a subset of borrowers based on a proprietary algorithm.  The intention of the algorithm is to verify income and/or employment in cases where the self reported income of the borrower is highly determinant of the borrowers risk rating.  This verification is normally done after the listing has already been created and bidding is substantially completed and, therefore, the results of our verification are not reflected in the listings.

Our Operating History

We incorporated in Delaware in March 2005 and launched our public website, www.prosper.com on February 13, 2006.  As of December 31, 2010, our platform has facilitated 36,699 borrower loans since its launch.

We made significant changes to the operation of our lending platform that became effective on July 10, 2009, and on July 13, 2009, we began accepting new commitments from our lender members on our platform.  Prior to October 16, 2008, we purchased loans from WebBank and then sold and assigned the loans to the lender members who bid on the listings for those loans.  Since July 10, 2009, we retain the loans and issue new securities, the Notes, to the winning lenders.  Our obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan.  We expect to generate increased revenue from borrower origination fees and non-sufficient funds fees and lender members’ servicing fees as our transaction volume increases.  Over time, we expect that the number of borrowers and lender members and the volume of borrower loans originated through our platform will increase.

We have a limited operating history and have incurred net losses since our inception.  Our net loss was $10,142,722 and $10,407,315 for the years ended December 31, 2010 and 2009, respectively.  We earn revenues primarily from borrower origination fees, non-sufficient funds fees and lender member service fees. At this stage of our development, we have funded our operations primarily with proceeds from equity financings, which are described below under “Liquidity and Capital Resources.”

In April 2010, we issued and sold to investors an aggregate of 20,340,705 shares of our Series D convertible preferred stock (“Series D”) and 3,110,188 shares of our Series D-1 convertible preferred stock (“Series D-1”) at a purchase price of $0.74 per Series D share for an aggregate consideration of $14,595,709, which is net of issuance costs of $125,903.

Our operating plan calls for a continuation of the current strategy of increasing transaction volume to increase revenue until we reach profitability and become cash-flow positive, which we do not expect to occur before the close of 2012.  In addition, our 2011 operating plan calls for continued investment in the development of our website, loan servicing platform, loan scoring and marketing efforts before we reach profitability.

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

For additional information and discussion, see Note 2, Note 6 and Note 7 to the consolidated financial statements included elsewhere in this report.

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

 In conjunction with our new operating structure effective July 13, 2009, we adopted the provisions of ASC Topic 825, Financial Instruments.  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We applied the provisions of ASC Topic 825 to the borrower loans and Notes issued subsequent to July 13, 2009 on an instrument by instrument basis.  We did not apply the provisions of ASC Topic 825 to loans issued prior July 13, 2009.  The aggregate fair value of the borrower loans and Notes are reported as separate line items in the assets and liabilities sections of the consolidated balance sheet using the methods described in ASC Topic 820.

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

In a hypothetical transaction as of the measurement date, we believe that differences in the principal marketplace in which the loans are originated and the principal marketplace in which we might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date. Changes in the fair value of borrower loans and Notes subject to the provisions of ASC Topic 820 are recognized in earnings; fees and costs associated with the origination or acquisition of borrower loans are recognized as incurred.  Prosper estimates the fair value of the borrower loans and Notes using a discounted cash flow methodology based upon a set of valuation assumptions Prosper believes market participants would use for similar assets and liabilities. The main assumptions used to value the borrower loans and Notes include default rates, discount rates applied to each credit tranche/grade, prepayment rates, and recovery rates.

For borrower loans and Notes issued after July 13, 2009, we used the following average assumptions to determine fair value measurement the fair value as of December 31, 2010:

Monthly prepayment rate speed	1.84%
Recovery rate	5.27%
Discount rate *	28.86%
Weighted Average Default Rate	4.55%
* This is the weighted average discount rate among all of Prosper’s credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at December 31, 2010 for borrower loans and Notes are presented in the following table:

	Borrower Loans	Payment Dependent Notes
Discount rate assumption:	28.86%	28.86%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(1,311,057)	$1,299,686
200 basis point increase	(1,680,758)	1,666,565
Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$1,094,445	$(1,087,377)
200 basis point decrease	1,341,679	(1,332,618)

Default rate assumption:	4.55%	4.55%
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(88,224)	$85,956
20% higher default rates	(174,596)	171,617
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$87,908	$(88,548)
20% lower default rates	186,067	(185,754)

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

For additional information and discussion, see Note 2 and Note 7 to the consolidated financial statements included elsewhere in this report.

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

For additional information and discussion, see Note 2 and Note 6 to the consolidated financial statements included elsewhere in this report.

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

Origination Fees

From our relaunch in July of 2009 until July 2010, borrowers with a Prosper Rating of AA were charged an origination fee of 0.5% of the aggregate principal balance of the loan with no minimum fee and borrowers with a Prosper Rating of A through HR were charged an origination fee of 3% of the aggregate principal balance of the loan or $50, whichever was greater.  In July of 2010, we implemented a new fee structure, under which borrowers with a Prosper Rating of AA are charged an origination fee of 0.5% of the aggregate principal balance of the loan with no minimum fee, borrowers with a Prosper Rating of A or B are charged an origination fee of 3.0% of the aggregate principal balance of the loan or $75, whichever is greater, and borrowers with a Prosper Rating of C through HR are charged an origination fee of 4.5% of the aggregate principal balance of the loan or $75, whichever is greater.  Beginning December 20, 2010, we eliminated the $75.00 minimum fee for all listings.  Origination fees are charged by WebBank and we receive amounts equal to these fees as compensation for our marketing and underwriting activities.

Servicing Fees

Loan servicing revenue includes loan servicing fees and non-sufficient funds fees on loans originated prior to October 16, 2008.  Loan servicing fees are accrued daily based on the current outstanding loan principal balance of (a) borrower loan(s), but are not recognized until payment is received due to uncertainty of collection of borrower loan payments.  Currently, we charge servicing fees at an annualized rate of 1.0% of the outstanding principal balance of a Prosper borrower member’s loan, which we deduct from each lender member’s share of borrower loan payments.  Over time, we expect that the servicing fees that we receive will ultimately decrease to zero as the loans originated prior to October 16, 2008 mature.

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

Interest Income (expense) on Borrower Loans Receivable and Payment Dependent Notes

We recognize interest income on our borrower loans using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Note based on the contractual interest rate. Interest income and interest expense will continue to increase as our loan and Note volume grows.

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

Results of Operations

Our results of operations for the years ended December 31, 2010 and 2009, together with the percentage change between years, are set forth below.

Prosper Marketplace, Inc.
Consolidated Statement of Operations

	Years Ended December 31,
	2010		2009		Change from prior period
	$	As a percentage of sales	$	As a percentage of sales	$ Increase / (Decrease)	Percentage change
Revenues
Origination fees	$807,021		$235,845		$571,176	242%
Loan servicing fees	167,826		556,702		(388,876)	(70%)
Interest income (expense) on Borrower Loans and Borrower Payment Dependent Notes, net	188,127		13,023		175,104	1,345%
Rebates and promotions	(85,909)		(73,329)		(12,580)	17%
	1,077,065		732,241		344,824	47%
Cost of Revenues
Cost of services	(962,799)	(89%)	(623,276)	(85%)	(339,523)	54%
Provision for loan and Note repurchases	(45,543)	(4%)	(4,381)	(1%)	(41,162)	940%
Total revenues, net	68,723		104,584		(35,861)	(34%)

Operating expenses
Compensation and benefits	4,781,174	444%	4,976,102	680%	(194,928)	(4%)
Marketing and advertising	634,904	59%	788,931	108%	(154,027)	(20%)
Depreciation and amortization	550,252	51%	582,508	80%	(32,256)	(6%)
General and administrative
Professional services	2,630,007	244%	2,759,185	377%	(129,178)	(5%)
Facilities and maintenance	652,998	61%	665,904	91%	(12,906)	(2%)
Other	1,325,370	123%	1,020,597	139%	304,773	30%
Total expenses	10,574,705		10,793,227		(218,522)	(2%)
Loss before other income (expense)	(10,505,982)		(10,688,643)		182,661	(2%)

Other income (expense)
Interest Income	11,135	1%	40,571	6%	(29,436)	(73%)
Change in fair value on Borrower Loans and Borrower Payment Dependent Notes, net	340,787	32%	205,588	28%	135,199	66%
Loss on impairment of fixed assets	(47,241)	(4%)	(41,704)	(6%)	(5,537)	13%
Other income	58,579	5%	76,873	10%	(18,294)	(24%)
Total other income	363,260		281,328		81,932	29%
Loss before income taxes	(10,142,722)		(10,407,315)		264,593	(3%)
Income taxes	-	0%	-	0%	-	n/a
Net Loss	$(10,142,722)		$(10,407,315)		$264,593	(3%)

Revenues

Origination Fees

Origination fees for the years ended December 31, 2010 and 2009, were $807.0 thousand and $235.8 thousand, respectively, representing an increase of $571.2 thousand.   The significant increase in origination fees for the year ended December 31, 2010 is due to the fact the Company was not originating new loans for the first half of 2009, except for 13 loans originated when Prosper briefly re-opened in the State of California from April 28, 2009 to May 8, 2009.  In 2010, we have focused our attention on bringing new borrowers and lenders onto the lending platform in an effort to generate more volume through our marketing efforts combined with rebate and promotional programs.  We have also raised our origination fees for certain credit grades during 2010.  Prosper originated 5,652 and 2,034 loans for the years ended December 31, 2010 and 2009, respectively.

Loan Servicing Fees

For the years ended December 31, 2010 and 2009, loan servicing fees were $167.8 thousand and $556.7 thousand, respectively, representing a decrease of $388.9 thousand.  The decrease in loan servicing fees in 2010 is attributed primarily to the overall decrease in the outstanding principal balance of loans under service issued before October 2008, as compared to 2009.  As our loan servicing revenue primarily consists of loan servicing fees and non-sufficient funds fees on loans originated prior to October 16, 2008, we expect that over time servicing fee revenue will ultimately decrease to zero as the loans originated prior to October 16, 2008 mature.

Interest Income on Borrower Loans and Payment Dependent Notes

Since July 13, 2009, the implementation of our new operating structure, Prosper began recording interest income from our borrower loans and corresponding interest expense from our lender Notes. Gross interest income earned and gross interest expense incurred were $3.2 million and $3.0 million, respectively, for the year ended December 31, 2010, resulting in net interest income of $188.1 thousand.  Gross interest income earned and gross interest expense incurred were $248.3 thousand and $235.3 thousand, respectively, for the year ended December 31, 2009, resulting in net interest income of $13.0 thousand.  The large increase in interest income and interest expense is due to the increase in volume of loans originated during the year ended December 31, 2010.  Over time, we expect that revenues and expenses related to borrower loans and Lender Notes will increase as we grow our volume on the platform.

Cost of Revenues

Cost of Services

Our cost of services are comprised primarily of credit bureau fees, payments to strategic partners, collections expenses, the change in fair value of servicing rights, referral award programs, back-up servicing fees, and other expenses directly related to loan funding and servicing.  For the year ended December 31, 2010 cost of service expenses were $962.8 thousand, an increase of $339.5 thousand or 54% as compared to $623.3 thousand for the year ended December 31, 2009.  During 2010, we had an overall increase in our cost of services as we were operating in a quiet period for the first half of 2009 and did not incur expenses related to our loan origination activities.  Specifically, there was a significant increase in credit bureau fees incurred in 2010 as we were subject to only minimum monthly fees under our contract through the first six months of 2009.  In addition, we were not yet incurring expenses related to our secondary market trading partner which did not launch until July 2009, and in the later part of 2010, we were subject to an increase in strategic partnership fees as a result of a renegotiation of contractual terms.

 Loan and Note Repurchases

Judgments in our favor have led to recoveries during the year ended December 31, 2010, which correspond to certain loan repurchases.  During the year ended December 31, 2010, we recorded expense of $45.5 thousand related to our provision of loan and Note repurchases, which is comprised of an increase to our provision of $31.0 thousand, the accrual of $17.3 thousand for our Florida rescission offering as described below and recoveries on prior repurchased loans of approximately $2.8 thousand.   During the period beginning July 10, 2010 and ending August 5, 2010 (“Purchase Period’), we inadvertently allowed our registration in Florida to offer and sell our Notes to expire.  We submitted an application to renew our registration to the Florida Office of Financial Regulation (the “FOFR”), which was approved as of August 6, 2010.  However, the FOFR required us to make a rescission offer to any Florida resident that purchased a Note from us during the Purchase Period.  The Company accordingly accrued an aggregate of $17.3 thousand stemming from the rescission offer, which has been recorded within the Provision for loan and Note repurchases in our consolidated statement of operations for the year ended December 31, 2010.  See “Government Regulation-Regulation and Consumer Protection Laws-State and Federal Laws and Regulation-State Securities Laws.”  For the year ended December 31, 2009, the Company incurred repurchase losses of $49.6 thousand and recorded recoveries on prior repurchase losses of approximately $5.2 thousand.  We continue to devote a significant amount of attention to fraud prevention as well as developing our verification policies and will continue to implement fraud control procedures to maintain a low level of repurchased loans.  We have significantly increased headcount in our verification department as well as developing our internal policies to address the potential risks associated with emerging identity fraud schemes.   The overall decrease in the number of repurchases is due in large part by the Company’s increased efforts in identifying and preventing various fraud schemes.  Although we believe our fraud controls have resulted in a lower incidence of fraud in 2010, as compared to prior years, our controls are largely based on experience from past fraud attempts. Accordingly, future repurchase and repayment obligations could vary significantly from our estimates.

Other Income (Expense)

Interest Income

Interest income on cash and cash equivalents was $11.1 thousand and $40.6 thousand for years ended December 31, 2010 and 2009, respectively, which represented a decrease of $29.4 thousand or 73%.  The decrease in interest income for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily attributable to lower interest rates earned by our excess cash in money market funds through the last two quarters of 2009 and for the full year 2010.

Change in Fair Value on Borrower Loans and Payment Dependent Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures, we elected to account for unrealized gains or losses on the borrower loans and borrower payment dependent notes on a fair value basis.  These amounts are included as a component of other income (expense) in our consolidated statement of operations. The total fair value adjustment was $1.6 million and $1.9 million for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $340.8 thousand for the year ended December 31, 2010.  The total fair value adjustment for the year ended December 31, 2009 was $1.3 million and $1.5 million for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $205.6 thousand.

Impairment of Fixed Assets

During the first quarter of 2009 and second quarter of 2010, management made the decision to discontinue the development of some of our planned software development projects and to dispose of obsolete computer equipment and software in the fourth quarter of 2010.  The software assets previously capitalized in 2008 and 2010 as well as the disposal of obsolete assets were deemed to be impaired in accordance with ASC Topic 360. An impairment charge of $40,515, encompassing the amount capitalized in 2008, as well as small disposals of computer software is included as a component of other income (expense) in our consolidated statement of operations for the year ended December 31, 2009.  An impairment charge of $47,241 was recognized in 2010 which related to the impairment of a previously planned software development project and the impairment of certain computer software and office equipment are included as a component of other income (expense) in our consolidated statement of operations for the year ended December 31, 2010.

Other Income

Other income consists primarily of credit referral fees, where partner companies pay us an agreed upon amount for referrals of customers from our website.   Other income was $58.6 thousand for the year ended December 31, 2010, a decrease of $18.3 thousand or 24% as compared to $76.9 thousand for the year ended December 31, 2009.  The decrease in credit referral fees for the year ended December 31, 2010 from the year ended December 31, 2009 was primarily due to decline in the volume of credit referrals during the first two quarters of 2010 and the renegotiation of contract pricing terms for a significant credit referral partner in early 2010.

Operating Expenses

Compensation and benefits were $4.8 million and $5.0 million for the years ended December 31, 2010 and 2009, respectively, a $194.9 thousand or 4% decrease.  This decrease was due to amounts recognized by Prosper for stock based compensation expense, a decline in contractor, severance, vacation, sick and holiday benefits expense and an increase in the amount of salaries that we capitalized related to the development of internal use software.  This overall decrease in compensation and benefits were partially offset by slight increases related to employee relocation agreements, payroll taxes, overtime and bonus expense.  During the first half of 2009, the Company experienced a slight reduction in our headcount within certain departments in order to conserve cash during our quiet period; however during the later part of 2010, we were very active in hiring new employees due to attrition, while actively increasing our headcount to better respond to increased market demands.

Marketing and advertising costs consist primarily of search engine marketing, online and offline campaigns, marketing promotions, affiliate marketing, public relations and direct mail marketing.  Marketing and advertising costs were $634.9 thousand and $788.9 thousand for the years ended December 31, 2010 and 2009, respectively.  This represented a decrease of $154.0 thousand or 20%.  This decrease was primarily due to a decrease in offline marketing spend, search engine marketing, public relations and direct mail expenses.  These decreases were partially offset by increases in our affiliate program expenses, online marketing spend and lender promotional campaigns. This represented a shift in our marketing spend to focus on affiliate programs and certain promotional campaigns that resulted in lower acquisition costs for the Company.

Depreciation and amortization expense was $550.3 thousand and $582.5 thousand for the years ended December 31, 2010 and 2009, respectively, which represented a decrease of 6%.  The decrease was primarily due to older assets becoming fully depreciated during 2010.  The decrease in depreciation expense from 2009 to 2010 was partially offset by new purchases of computer software and equipment as well as the capitalization of various internal use software development projects placed in service during 2010.

General and Administrative Expenses

Professional service expenses are comprised of legal expenses, lobbying expenses, audit and accounting fees and consulting services.  Professional services expenses for the year ended December 31, 2010 were $2.6 million, a decrease of 5% as compared to $2.8 million for the year ended December 31, 2009.  The decrease in professional service expenses is attributable to lower legal fees in 2010 related to our registration statement, the termination of our lobbying contract, and a decrease in our audit and accounting fees.  These decreases were partially offset by an increase in our legal costs stemming from our class action lawsuit as discussed further in Note 15 of our consolidated financial statements and consulting fees.

Facilities and maintenance expenses consist primarily of rents paid for our corporate office lease and data co-location facility, various data center costs, office expenses, hardware and software maintenance and support costs, software licenses and subscriptions and equipment and software costs that did not meet capitalization criteria. Facilities and maintenance expenses for the year ended December 31, 2010 were $653.0 thousand dollars, a decrease of $12.9 thousand or 2% as compared to $665.9 thousand dollars for the year ended December 31, 2009.  The overall decline in facilities and maintenance expenses is due to a reduction in hardware and software maintenance and support costs, software costs that did not meet capitalization criteria, external software licenses and subscriptions, and data center maintenance and security which were partially offset by an increase in data center power usage costs and office expenses.

Other general and administrative expenses consist of bank service charges, NASAA state penalty settlement expenses, travel and entertainment, recruiting,  taxes and licenses, communications costs, interest expense related to our convertible promissory notes and other miscellaneous expenses.  Other general and administrative expenses increased to approximately $1.3 million for the year ended December 31, 2010, an increase of $0.3 million or 30% as compared to $1.0 million for the year ended December 31, 2009.  The overall increase in general and administrative expenses was primarily due to the additional interest expense that we incurred in connection with the convertible promissory notes issued in 2009 and in the first four months of 2010 as discussed in Note 8 of our consolidated financial statements,  recruiting costs, licensing fees, expenses related to surety bonds required for lending activity in certain states and increased insurance fees related to our director and officer insurance policies.  These increases were partially offset by a decrease in NASAA state penalty settlement expenses as discussed in Note 15 and a savings in EDGAR printing and filing services during the process of having our registration statement declared effective by the SEC.

Liquidity and Capital Resources

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through the end of 2011.  We had negative cash flows from operations of $9.6 million and $9.8 million for the years ended December 31, 2010 and 2009, respectively.

As reflected in the accompanying consolidated financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $50.8 million as of December 31, 2010.  At December 31, 2010, the Company had approximately $4.3 million in cash and cash equivalents. The Company does not believe that its cash resources are sufficient to sustain its operations through 2011 without obtaining additional financing. Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.  Although, the Company does not currently have any agreements in place with respect to any such additional financing or strategic opportunity, management believes it will secure additional financing in the near future sufficient to meet its ongoing operations and strategic plan through 2011.

Net cash used in operating activities was $9.6 million and $9.8 million for the years ended December 31, 2010 and 2009, respectively.  Net cash used in operating activities was used to fund ongoing operations such as headcount cost, legal and accounting services, marketing expenses and cost of service expenses.  The anticipated increase in origination revenue is expected to reduce our operating cash requirements.

Net cash used in investing activities was $18.6 million and $8.8 million for the years ended December 31, 2010 and 2009, respectively. During 2010, cash used in investing activities consisted of $26.9 in million borrower loan originations offset by $8.7 million in borrower loan principal repayments and purchases of property and equipment and capitalized internal use software of $380.0 thousand.

Net cash provided by financing activities was $31.9 million and $9.4 million for the years ended December 31, 2010 and 2009, respectively. During 2010, cash provided by financing activities consisted of proceeds from the issuance of convertible preferred stock of $11.3 million, net of $125.9 thousand paid for stock issuance costs, proceeds from the issuance of Borrower Payment Dependent Notes of $26.9 million offset by $8.5 million in repayment of Borrower Payment Dependent Notes, proceeds from the issuance of promissory notes of $2.6 million offset by repayments of promissory notes of $323.6 thousand, and proceeds from the exercise of fully vested stock options of $6.5 thousand.

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. As of December 31, 2010 the remaining principal balance remaining on the note was $300,000.  We paid a principal payment in the amount of $20,000 in June 2010 with the remaining principal amount of $300,000 due in June 2011.

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

We have assessed the contingent liability related to prior sales of loans on the platform and have determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the Company prevails to a maximum of $49.8 million, which represents the remaining outstanding principal amount of $4.8 million and loans charged off of $45.0 million as of December 31, 2010.  For more information, see Note 15 of our consolidated financial statements located elsewhere in this report.

Since our inception, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Income Taxes

We incurred no income tax provision for the years ended December 31, 2010 and 2009.  Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization and use of net operating loss carry forwards.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we have not engaged in any off-balance sheet financing activities.  We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

We establish and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the year ended December 31, 2010, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, under the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

 The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2010, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of the enactment in our third quarter of the Dodd-Frank Wall Street Reform and Consumer Protection Act, “Exemption for Non-accelerated Filers,” and in accordance with section 989G of the act, we are not required to provide an attestation report of our independent registered public accounting firm regarding internal control over financial reporting for this fiscal year or thereafter, until such time as we are no longer eligible for the exemption set forth therein.

Item 9B. Other Information

   Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Executive Officers, Directors and Key Employees

The following table sets forth information about our executive officers and directors as of the date of this report:

Name	Age	Position(s)

Christian A. Larsen	50	Chief Executive Officer, President and Director

Sachin D. Adarkar	44	General Counsel

James A. Catlin	39	Executive Vice President, Acquisition and Risk Management

Kirk T. Inglis	44	Chief Financial Officer and Chief Operating Officer

Roberto Arnetoli	41	Executive Vice President, Technology and Operations

James W. Breyer	49	Director

Lawrence W. Cheng	35	Director

Court B. Coursey	36	Director

Nigel W. Morris	52	Director

Christian A. Larsen co-founded Prosper and has served as our Chief Executive Officer and President, and one of its directors since inception.  Prior to joining Prosper, Mr. Larsen co-founded E-LOAN, Inc. in 1996, and served as one of its directors from 1996 until its acquisition in October 2005, and as its Chairman from March 2001 until October 2005.  From 1999 to February 2005, Mr. Larsen served as Chief Executive Officer of E-LOAN, and from 1996 to 1998 and from January 2004 to June 2004, Mr. Larsen served as President of E-LOAN.  From 1992 to 1996, Mr. Larsen was the President of Palo Alto Funding Group, a mortgage brokerage he co-founded in 1992 and E-LOAN’s predecessor company.  Prior to attending business school, Mr. Larsen held positions at Chevron Corporation and NASA Ames Research Center.  Mr. Larsen holds an M.B.A. from Stanford University and a B.S. from San Francisco State University.  Prosper believes that Mr. Larsen’s financial and business expertise, including his diversified background of managing and directing public and start-up companies, his experience with financial services companies and lending companies, as well as his general operational and management experience, give him the qualifications and skills to serve as a director.

Sachin D. Adarkar has served as our General Counsel since August 2009.  Prior to joining Prosper, Mr. Adarkar was at the law firm of Sonnenschein, Nath & Rosenthal LLP in Palo Alto, CA from 2007 until 2009.   Prior to joining Sonnenschein, Mr. Adarkar served as Vice President and Deputy General Counsel of GreenPoint Mortgage Funding, Inc, a wholesale mortgage lender in Novato, CA, from 2003 until 2007.  Prior to joining GreenPoint, Mr. Adarkar spent several years practicing with the law firms of Gibson Dunn & Crutcher LLP and Howard Rice Nemerovski Canady Falk & Rabkin, both in San Francisco, and also served as Vice President and General Counsel of Valley Media, Inc., a music and video distributor.  Mr. Adarkar has a J.D. from UCLA, an M.A. from the University of California at Berkeley and a B.A., cum laude, from Georgetown University.

James A.  Catlin has served as our Executive Vice President, Acquisition and Risk Management since December 2009.  Prior to joining Prosper, Mr. Catlin worked as an independent consultant to QED Investors, a private investment fund founded by Nigel Morris, co-founder of Capital One and Prosper Board member, from 2008-2009.  Prior to his work with QED Investors, Mr. Catlin served as Capital One’s Assistant Chief Credit Officer from 2005 to 2007, where he was responsible for credit risk management in a portfolio of businesses, including Capital One's U.S. credit card, installment loan, small business, and point-of-sale businesses, as well at its Canadian business.  Prior to that, Mr. Catlin served in a variety of leadership capacities with Capital One, including helping lead the development of Capital One's European business, where his responsibilities included building and leading Capital One’s underserved credit card business in the United Kingdom.  Mr. Catlin graduated with a B.S. in Commerce with specializations in finance and marketing from the McIntire School of Commerce at the University of Virginia.

Kirk T. Inglis has served as our Chief Financial Officer since November 2006 and as our Chief Operating Officer since June 2009.  Prior to joining Prosper, in 2006, Mr. Inglis worked as a consultant for Wells Fargo Bank, N.A., consulting on the effectiveness of their online marketing program.  From 1994 to 2003, Mr. Inglis served in various positions with Providian Financial Corporation.  At Providian, Mr. Inglis served as President of First Select Corporation, the largest purchaser of charged-off credit card debt in the United States, from 2000 to 2001.  In addition, he served as Chief Financial Officer of GetSmart.com following its acquisition by Providian in 1999.  Mr. Inglis also developed the financial planning and control infrastructure for Providian Financial Corporation following the spin-off from its parent company in 1996.  Mr. Inglis holds an M.B.A. from Memphis State University and a B.A. from the University of Texas at Austin.

Roberto Arnetoli has served as our Executive Vice President of Technology and Operations since October 2010. Prior to joining Prosper, Mr. Arnetoli worked as an independent consultant for various European consumer finance organizations from 2003 to 2010, including Rabobank (The Netherlands), Clarima of Unicredit Group (Italy) and Consum.it of MPS (Italy), and for MasterCard Advisors. Prior to his work as an independent consultant, Mr. Arnetoli worked for Capital One in the United Kingdom and Italy, serving in various operations and technology management capacities. In particular he was responsible for the operational and technological setup of Capital One's Italian start-up business (2001-2003). Mr. Arnetoli has an M.Sc. in Management Science and Statistics from the University of the West of England and a B.A. in Philosophy and Psychological Studies from the Open University of the United Kingdom; he also followed INSEAD's International Executive Programme.

James W. Breyer has served as one of our directors since April 2005.  Mr. Breyer has been a partner of Accel Partners, a venture capital firm, since 1990.  Mr. Breyer has served on the board of Wal-Mart Stores, Inc., a world-wide operator of retail stores, since 2001, and Dell Inc., a world-wide merchant of personal computers, servers, software and other computer peripherals, since 2009.  He served on the board of Marvel Entertainment, Inc., a character-based entertainment company, from 2006 to 2009.  He also serves on the boards of other privately held companies.  Mr. Breyer is a member of the Board of Associates of the Harvard Business School and is Chairman of the Stanford Engineering Venture Fund.  Mr. Breyer holds a B.S. from Stanford University and an M.B.A. from Harvard University, where he was named a Baker Scholar. Prosper believes that Mr. Breyer’s financial and business expertise, including his diversified background of managing and directing public and start-up companies, internet-based, retail and entertainment companies, as well as his general operational and management experience, give him the qualifications and skills to serve as a director.

Lawrence W. Cheng has served as one of our directors since July 2006.  Mr. Cheng has been a Managing Partner at Volition Capital since 2010.  Prior to helping found Volition, he was a Partner at Fidelity Ventures, a venture capital firm, from 2007 until 2010, and a Principal from 2005 until 2007.  From 2000 to 2005, Mr. Cheng was a senior associate at Battery Ventures and from 1998 to 2000, he was an associate of Bessemer Ventures.  Mr. Cheng currently serves on the boards of several other privately held companies. Mr. Cheng holds a B.A. from Harvard College. Prosper believes that Mr. Cheng’s financial and business expertise, including his diversified background of managing and directing start-up, internet based, software and technology-enabled service companies, give him the qualifications and skills to serve as a director.

Court B. Coursey has served as one of our directors since April 2010.  Mr. Coursey has been the Managing Partner at TomorrowVentures, LLC since 2009.  Immediately prior to joining TomorrowVentures, Mr. Coursey was a principal of Rundell, Coursey, & Company, which he co founded in 1998, which helped incubate, develop and provide strategic planning services for high-growth companies.  In 1996, he founded certifiedemail.com, an online service that allows people to track their emails.  Prior to launching certifedemail.com, he founded TRUOC Aviation, a private aviation services business. Prosper believes that Mr. Coursey’s financial and business expertise, as well as his general operational and management experience in start-up companies, give him the qualifications and skills to serve as a director.

Nigel W. Morris has served as one of our directors since December 2009.  Mr. Morris is the managing partner of QED Investors, an investment firm he founded in 2008.  He was also the co-founder of Capital One Financial Services, where he served as President and Chief Operating Officer and Vice Chairman from 1994 until his retirement in 2004.  Mr. Morris has served on the board of TransUnion Corp., a provider of credit information and credit information management services, since February 2011.  Mr. Morris also serves on the boards of other privately held companies.  Mr. Morris has a BSC in Psychology from East London University and a MBA with distinction from London Business School, where he is also a Fellow. Prosper believes that Mr. Morris’s financial and business expertise, including his diversified background of managing and directing public companies, his extensive experience in the credit and financial services industry give him the qualifications and skills to serve as a director.

Board Composition and Election of Directors

Our board of directors currently consists of five members, all of whom were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of our stockholders.  In selecting the composition of our board of directors, we seek to ensure that our Board collectively has a balance of expertise in the following areas: internet based business, consumer financial products and experience directing public and start-up companies.  In addition, we consider diversity of race, ethnicity, gender, age and cultural background.  The board composition provisions of our voting rights agreement are still in effect.  Holders of the Notes offered through our platform will have no ability to elect or influence our directors or approve significant corporate transactions, such as a merger or other sale of our company or its assets.

There are no family relationships among any of our directors or executive officers.

Board Leadership

Because our common stock is not listed on a national exchange, we are not required to maintain a board of directors consisting of a majority of independent directors, or to maintain an audit, nominating or compensation committee. We do not have a lead independent director. Our CEO, Chris Larsen, also serves as the Chairman of our board of directors.  In his role as Chairman, Mr. Larsen’s duties and responsibilities include the following: (i) working with the board of directors to schedule meetings and set meeting agendas; (ii)  serving as the principal liaison between the board of directors and our executive officers; (iii) briefing the board on issues or concerns arising between meetings of the board of directors, which are generally held monthly; (iv) participating actively in corporate governance; and (v) performing such other duties as the board may from time to time delegate. The board of directors believes that the performance of these duties by Mr. Larsen provides more consistent communication and coordination throughout the organization, which results in a more effective and efficient implementation of corporate strategy. The board of directors further believes that this combination is important in unifying our strategy behind a single vision. In addition, we have found that our Chief Executive Officer is the most knowledgeable member of the board of directors regarding risks we may be facing, and, is able to facilitate the board’s oversight of such risks. We believe this structure provides consistent and effective oversight of our management and the company and is optimal for our operations, stockholders and investor members.

Director Attributes

Our goal is to assemble a board of directors that operates cohesively and works with management in a constructive way so as to deliver long term stockholder value. We believe that our directors possess valuable experience necessary to guide our business in the best interests of the stockholders. Our current board of directors consists of individuals with proven records of success in their chosen professions. They all have the highest integrity and a keen intellect. They are collegial yet independent in their thinking, and are committed to the hard work necessary to be informed about the lending industry, our company, and its key constituents, including borrower members, lender members, stockholders and management.

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

Audit Committee and Audit Committee Financial Expert

We are not a “listed issuer” as defined under Section 10A-3 of the Exchange Act.  Nevertheless, our Board of Directors approved the formation of an Audit Committee on January 28, 2010.  The sole member of the Audit Committee is Court B. Coursey.  We believe that Mr. Coursey is able to serve our Audit Committee sufficiently without the aid of a financial expert.  We currently do not have a financial expert on our Audit Committee, however we are in search of a financial expert to add to our Audit Committee in the future.

The Audit Committee oversees financial risk exposures, including monitoring the integrity of our financial statements, internal controls over financial reporting and the independence of our Independent Registered Public Accounting Firm. The Audit Committee receives internal control related assessments and reviews and discusses our annual and quarterly financial statements with management.  In fulfilling its oversight responsibilities with respect to compliance matters, the Audit Committee meets at least quarterly with management, our Independent Registered Public Accounting Firm and our internal legal counsel to discuss risks related to our financial reporting function.

Director Compensation

During the year ended December 31, 2010, none of our directors received any compensation for service as a member of our board of directors.  From time to time, we reimburse certain of our non-employee directors for travel and other expenses incurred in connection with attending our board meetings.  We have agreed to reimburse certain of our directors for legal expenses incurred by them stemming from the class action lawsuit as described in our “Information About Prosper Marketplace, Inc.—Legal Proceedings” section above, pursuant to our indemnification agreements with our directors as discussed below.

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

In addition to the indemnification provided for in our amended and restated certificate of incorporation and bylaws, we have entered into indemnification agreements with each of our directors and officers.  The indemnification agreements require us, among other things, to indemnify such persons for all expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement (if such settlement is approved in advance by Prosper) (collectively, “Expenses”), actually and reasonably incurred by such person in connection with the investigation, defense or appeal of any proceeding to which such person may be made a party, a potential party, a non-party witness, or otherwise by reason of:

• such person’s service as a director or officer of Prosper;

•any action or inaction taken by such person or on such person’s part while acting as director, officer, employee or agent of Prosper;

•such person’s actions while serving at the request of Prosper as a director, officer, employee, trustee, general partner, managing member, agent or fiduciary of Prosper or any other entity, in each case, whether or not serving in any such capacity at the time any liability or expense is or was incurred, or:

In addition, Prosper is required to indemnify against any Expenses actually and reasonably incurred in connection with any action establishing or enforcing a right to indemnification or advancement of expenses under the agreement or under any directors’ and officers’ liability insurance policies maintained by Prosper to the extent that such person is successful in such action.

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

Item 11. Executive Compensation

Executive Officer Compensation

Summary Compensation Table

The following table provides information regarding the compensation earned during the year ended December 31, 2010 and December 31, 2009 by each person serving during the fiscal year ended December 31, 2010 as our principal executive officer or other executive officer, who we collectively refer to as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation	Totals ($)
Christian A. Larsen,	2010	$150,000	—	$205,119	—	$355,119
Chief Executive Officer	2009	125,673	—	—	—	125,673

James Catlin,	2010	225,000	$6,250	64,383	—	295,633
Executive Vice President, Technology and Operations (2)	2009	7,292	—	—	—	7,292

Kirk T. Inglis,	2010	200,000	50,000	38,280	—	288,280
Chief Financial Officer, Chief Operating Officer	2009	$190,000	$25,000	$31,185	—	$246,185

(1) Calculated in accordance with SFAS No. 123R using the Black-Scholes model without consideration of forfeitures for outstanding options to purchase shares of our common stock.  There were no forfeitures by the above named executives during 2010 and 2009.  The key assumptions used in the Company’s SFAS No. 123R calculation are discussed in Note 2 of the Company’s consolidated financial statements.
(2) Mr. Catlin, joined the Company as our Executive Vice President, Acquisition and Risk Management on December 16, 2009.

The executive officer named above have been granted stock option awards upon employment with the Company and for merit increases as further discussed below under “Outstanding Equity Awards at December 31, 2010.”  The Company has no formal incentive compensation programs in place for its officers.  The Company does not believe that our compensation policies promote inappropriate or excessive risk taking.  The compensation we pay to our executive officers consists of three components: base salary, a discretionary bonus and stock option awards.  Base salary is a fixed amount, and is not tied to any metric relating to the performance of our business as a whole.  Discretionary bonuses, which we have only paid out on a limited number of occasions, also are not tied to any specific metrics regarding our performance. Our stock option awards are structured so that they vest over multiple years, which align the interests of the grantees with the long-term interests of our stockholders.   Any incentives awarded to such officers are made at the discretion of the Mr. Larsen.  The Company’s board of directors reviews and approves all compensation, including option awards, for our executive team.   There were no forfeitures by any of the above named executives for the year ended December 31, 2010.

Mr. Larsen was granted 1,976,237 share option awards on July 19, 2010 with an exercise price of $0.20, which are subject to the terms and conditions of the 2005 Stock Option Plan as set forth below.

Mr. Inglis was granted 366,191 share option awards on June 10, 2010 with an exercise price of $0.20, which are subject to terms and conditions of the 2005 Stock Option Plan as set forth below.

Mr. Catlin was granted 600,308 share option awards on June 10, 2010 with and exercise price of $0.20, which are subject to the terms and conditions of the 2005 Stock Option Plan as set forth below.

All stock options granted to our named executive officers are incentive stock options, to the extent permissible under the Internal Revenue Code, as amended. All equity awards to our employees and directors were granted at no less than the fair market value of our common stock on the date of each award. In the absence of a public trading market for our common stock, our board of directors has determined the fair market value of our common stock in good faith based upon consideration of a number of relevant factors including the status of our development efforts, financial status and market conditions. See “Item 7. Management’s Discussion and Analysis — Significant Accounting Policies and Estimates — Stock-Based Compensation.”

Outstanding Equity Awards at December 31, 2010

The following table sets forth certain information regarding outstanding equity awards granted to our executive officers that remained outstanding as of December 31, 2010.

Outstanding Equity Awards
Option Awards

Name	Number of Securities Underlying Unexercised Options (Number) Exercisable	Number of Securities Underlying Unexercised Options (Number) Unexercisable	Option Exercise Price	Option Expiration Date
Christian A. Larsen (1)	—	1,976,237	$ 0.20	7/18/2020

James Catlin (2)	35,000	105,000	$ 0.20	6/9/2020

James Catlin (3)	—	241,329	$ 0.20	6/9/2020

James Catlin (4)	—	218,979	$ 0.20	6/9/2020

Kirk T. Inglis (5)	—	366,191	$ 0.20	6/9/2020

Kirk T. Inglis (6)	134,117	—	$ 0.50	12/11/2016

Kirk T. Inglis (7)	37,500	62,500	$ 0.56	6/16/2019

(1) 33% of the options vest on May 6, 2011, with the remainder vesting monthly over the next 24 months in equal monthly amounts subject to continued employment with the Company.
(2) 25% of the options vested on December 16, 2010, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with the Company.
(3) 25% of the options vest on May 6, 2011, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with the Company.
(4) 33% of the options vest on May 6, 2011, with the remainder vesting monthly over the next 24 months in equal monthly amounts subject to continued employment with the Company.
(5) 33% of the options vest on May 6, 2011, with the remainder vesting monthly over the next 24 months in equal monthly amounts subject to continued employment with the Company.
(6) 25% of the options vested on November 15, 2007, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with the Company.
(7) 25% of the options vested on June 17, 2010, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with the Company.

As of December 31, 2010 there were no material contracts, agreements, plan or arrangements, written or unwritten, that provided for payments or stock option awards to the named executive officers above in connection with their respective resignation, retirement or other termination.  All options granted to our executive officers, except as otherwise provided, shall be subject to the terms and conditions of the 2005 Stock Option Plan as set forth below.

Employee Benefit Plans

Stock Option Plan

        In 2005, our stockholders approved the adoption of the 2005 Stock Option Plan.  On December 1, 2010, our stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (as amended and restated, the “2005 Plan”). The 2005 Plan will terminate upon the earliest to occur of (i) December 1, 2020, (ii) the date on which all shares of common stock available for issuance under the 2005 Plan have been issued as fully vested shares of common stock, and (iii) the termination of all outstanding stock options granted pursuant to the 2005 Plan.  The 2005 Plan provides for the grant of the following:

•incentive stock options under the federal tax laws (“ISOs”), which may be granted solely to our employees, including officers; and

•nonstatutory stock options (“NSOs”), which may be granted to our directors, consultants or employees, including officers.

Share Reserve.  On April 14, 2010 our Board of Directors approved an increase of the total number of options under the 2005 Plan by 6,109,321 shares and our stockholders approved the amendment.  As of the date hereof, an aggregate of 8,988,789 shares of our common stock are authorized for issuance under our 2005 Plan.  Shares of our common stock subject to options that have expired or otherwise terminate under the 2005 Plan without having been exercised in full again will become available for grant under the plan.  Shares of our common stock issued under the 2005 Plan may include previously unissued shares or reacquired shares bought on the market or otherwise.

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

401(k) Plan

We maintain through our payroll and benefits service provider, a defined contribution employee retirement plan that covers all of our employees meeting certain eligibility requirements.  The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code.  Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service, which is $16,500 for 2010.  Participants who are at least 50 years old can also make “catch-up” contributions, which in 2010 may be up to an additional $5,500 above the statutory limit.  Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions.  Employee contributions are held and invested by the plan’s trustee.  Prosper’s contributions to the plan are discretionary and we have not made any contributions to date.

Item 12. Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters

Principal Security Holders

The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2011, by:

•each beneficial owner of 5% or more of our common stock;

•each of our directors;

•each of our named executive officers;

•each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock; and

•all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC.  These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options or warrants that are immediately exercisable or exercisable within 60 days after February 28, 2011.  Except as otherwise indicated in the footnotes to the table below, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.  The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations are based on 35,041,790 shares of common stock outstanding as of February 28, 2011, assuming conversion of all of our outstanding shares of convertible preferred stock.  Currently, each share of our convertible preferred stock, regardless of series, is convertible into one share of common stock at any time, at the discretion of the holder, except for our Series D-1 shares, which convert into shares of common stock at a ratio of 1,000,000 to 1.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2011.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.  Beneficial ownership representing less than 1.0% is denoted with an asterisk (*).  Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners are in care of Prosper Marketplace, Inc., 111 Sutter Street, 22nd Floor, San Francisco, CA 94104.

	Total Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Beneficial Ownership Percentage

James W. Breyer Trust Dated 3/25/2005 (1)	8,049,690	22.97%

Lawrence W. Cheng (2)	5,535,612	15.80%

Court Coursey (3)	2,031,142	5.80%

Nigel W. Morris (4)	2,011,868	5.74%

Christian A. Larsen (5)	2,006,621	5.73%

Kirk T. Inglis (6)	179,950	*

Jim Catlin (7)	46,666	*

All directors and executive officers as a group (8)	19,861,549	56.68%

Accel IX L.P. and its affiliates (9)	6,976,683	19.91%

Agilus Ventures IV Limited Partnership and its affiliates (10)	5,535,612	15.80%

Benchmark Capital Partners V, L.P. (11)	3,807,720	10.87%

DAG Ventures III – QP, L.P., and its affiliates (12)	2,389,757	6.82%

Meritech Capital Partners III L.P., and its affiliates (13)	2,389,757	6.82%

CompuCredit Holdings Corporation (14)	2,031,142	5.80%

TomorrowVentures 2010 Fund, LLC (15)	2,031,142	5.80%

John B. Witchel and Jessica W. Wheeler, JNTN (16)	1,925,000	5.49%

(1)
The James W. Breyer Trust Dated 3/25/2005 directly owns 1,061,261 shares of convertible preferred stock and warrants exercisable for 11,746 shares of common stock and is deemed to indirectly own or control 6,900,312 shares of convertible preferred stock and warrants exercisable for 76,371 common stock , of which 5,815,095 shares and warrants are held by Accel IX, L.P., 619,516 shares are held by Accel IX Strategic Partners L.P. and 542,072 shares and warrants are held by Accel Investors 2005 L.L.C.  Accel IX Associates L.L.C.  (“A9A”) is the general partner of Accel IX L.P. and Accel IX Strategic Partners L.P. and has sole voting and investment power over the shares held by these limited partnerships.  Mr. Breyer is one of the managing members of A9A and of Accel Investors 2005 L.L.C. and, therefore, is deemed to share voting and investment power over the securities held by these entities.  Mr. Breyer disclaims beneficial ownership of the shares held by Accel IX, L.P., Accel IX Strategic Partners L.P. and Accel Investors 2005 L.L.C. except to the extent of his pecuniary interest in such shares.

(2)
Represents 5,361,593 shares of convertible preferred stock and warrants exercisable for 73,932 shares of common stock held by Agilus Ventures IV, Limited Partnership, and 98,726 shares of convertible preferred stock and warrants exercisable for 1,361 shares of common stock held by Agilus Ventures Principal IV, Limited Partnership.  Volition Capital, LLC, manages the existing US portfolio of the Agilus funds under sub-advisory agreement and has sole voting and investment power over these shares.  Mr. Cheng is a managing partner of Volition Capital and, therefore, is deemed to share voting and investment power over these securities.  Mr. Cheng disclaims beneficial ownership of any of these shares except to the extent of his pecuniary interest therein.

(3)
Represents 2,031,142 shares of convertible preferred stock held by TomorrowVentures 2010 Fund, LLC.  Mr. Coursey is the managing member of TomorrowVentures, LLC., the managing member of TomorrowVentures 2010 Fund, LLC. and therefore, is deemed to share voting and investment power over the securities held by TomorrowVentures 2010 Fund, LLC.  Mr. Coursey disclaims beneficial ownership of any of these shares except to the extent of his pecuniary interest therein.

(4)
Represents 1,847,690 shares of convertible preferred stock and warrants exercisable for 164,178 shares of common stock held by QED Fund I, L.P.  Mr. Morris is the managing partner of QED Partners LLC, the general partner of QED Fund I, L.P. and, therefore, is deemed to share voting and investment power over these securities.  Mr. Morris disclaims beneficial ownership of any of these shares except to the extent of his pecuniary interest therein. The address of QED Fund I, L.P is 311 Cameron Street, Alexandria, Virginia, 22314.

(5)
Represents 6,621 shares of convertible preferred stock held directly and 2,000,000 shares of common stock held indirectly by Mr. Larsen through the Larsen-Lam Family Trust, for which Mr. Larsen and Lyna Lam serve as trustees.

(6)	Consists of 179,950 shares of common stock potentially issuable upon the exercise of stock options that are exercisable within 60 days after February 28, 2011.

(7)	Consists of 46,666 shares of common stock potentially issuable upon the exercise of stock options that are exercisable within 60 days after February 28, 2011.

(8)
Includes 226,616 shares of common stock potentially issuable upon the exercise of stock options within 60 days after February 28, 2011 and warrants exercisable for 581,460 shares of common stock  that are exercisable within 60 days after February 28, 2011.

(9)
Excludes 1,061,261 shares of convertible preferred stock and warrants exercisable for 11,746 shares of common stock held directly by Mr. Breyer.  5,751,439 shares of convertible preferred stock and warrants exercisable for 63,656 shares of common stock are held by Accel IX L.P., 612,735 shares of convertible preferred stock and warrants exercisable for 6,781 shares of common stock are held by Accel IX Strategic Partners L.P. and 536,138 shares of convertible preferred stock and warrants exercisable for 5,934 shares of common stock are held by Accel Investors 2005 L.L.C.  Accel IX Associates L.L.C. (“A9A”) is the general partner of Accel IX L.P. and Accel IX Strategic Partners L.P. and has sole voting and investment power over the shares held by these limited partnerships.  Mr. Breyer is one of the managing members of A9A and of Accel Investors 2005 L.L.C. and, therefore, is deemed to share voting and investment power over the securities held by these entities.  Mr. Breyer disclaims beneficial ownership of such shares except to the extent of his individual pecuniary interest therein.  The address of A9A and its affiliated entities is 428 University Avenue, Palo Alto, California 94301.

(10)
Represents 5,361,593 shares of convertible preferred stock and warrants exercisable for 73,932 of common stock held by Agilus Ventures IV, Limited Partnership and 98,726 shares of convertible preferred stock and warrants exercisable for 1,361 held by Agilus Ventures Principal IV, Limited Partnership.  Volition Capital, LLC, manages the existing US portfolio of the Agilus funds under sub-advisory agreement and has sole voting and investment power over these shares. The address of Agilus Ventures and its affiliated entities is 82 Devonshire Street, E16B, Boston, Massachusetts 02109.

(11)
Represents 3,724,035 shares of convertible preferred stock and warrants exercisable for 83,685 shares of common stock held by Benchmark Capital Partners V, L.P.  The address of Benchmark Capital Partners V, L.P. is 2480 Sand Hill Road, Suite 200, Menlo Park, California 94025.

(12)
Represents 1,868 shares of convertible preferred stock and warrants exercisable for 25 shares of common stock held by DAG Ventures GP Fund III, LLC, 1,815,922 shares of convertible preferred stock and warrants exercisable for 25,149 shares of common stock held by DAG Ventures III – QP, L.P., 170,813 shares of convertible preferred stock  and warrants exercisable for 2,366  shares of common stock held by DAG Ventures III, L.P., 48,150 shares of convertible preferred stock held by DAG Ventures III-O, LLC, 31,497 shares of convertible preferred stock held by DAG Ventures III–Q, LLC and 293,967 shares of convertible preferred stock held by DAG Ventures I–N, LLC.  DAG Ventures I-N, LLC is the general partner of DAG Ventures I-N, LLC and has sole voting and investment power over these shares. DAG Ventures Management III, LLC (“DAG Ventures”) is the general partner of the remaining partnerships listed above, and managing member of the remaining limited liability companies listed above and has sole voting and investment power over these shares.  The address of DAG Ventures and its affiliated entities is 251 Lytton Avenue, Suite 200, Palo Alto, California 94301.

(13)
Represents 42,287 shares of convertible preferred stock and warrants exercisable for 493 shares of common stock held by Meritech Capital Affiliates III L.P. and 2,319,930 shares of convertible preferred stock and warrants exercisable for 27,047 shares of common stock held by Meritech Capital Partners III L.P.  Meritech Capital is the general partner of these partnerships and has sole voting and investment power over these shares.  The address of Meritech Capital and its affiliated entities is 245 Lytton Avenue, Suite 350, Palo Alto, California 94301.

(14)	Represents 2,031,142 shares of convertible preferred stock held by CompuCredit Holdings Corporation. The address of CompuCredit Corporation is Five Concourse Parkway Suite 400, Atlanta, GA 30328.

(15)	Represents 2,031,142 shares of convertible preferred stock held by TomorrowVentures, 2010 Fund LLC. The address of TomorrowVentures 2010 Fund LLC is 555 Bryant Street Suite 555 Palo Alto, CA 94301

(16)
Consists of 1,925,000 shares of common stock.  Mr. Witchel resigned as the Chief Technology Officer and Secretary of Prosper on July 31, 2008.  The address of Mr. Witchel is 576 Eureka Street, San Francisco, California 94114.

The following table sets forth information, as of December 31, 2010, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2005 Stock Incentive Plan, as amended	5,766,859	$0.30	2,887,214
All stockholder approved plans	5,766,859	$0.30	2,887,214
Equity compensation plans not approved by stockholders:
N/A	N/A	N/A	N/A
All non-stockholder approved plans	N/A	N/A	N/A
Total	5,766,859	$0.30	2,887,214

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

Participation in Our Platform

Our executive officers, directors and 5% shareholders have bid on and purchased loans originated through the platform from time to time in the past, and may do so in the future.  As of December 31, 2010, these parties had facilitated the funding of $1,645,166 in loans through the platform.  Christian Larsen has purchased loans in an aggregate amount of $599,745; James Breyer has purchased loans in an aggregate amount of $343,415; Robert Kagle, who was a member of our board of directors from April 2005 until September 2010, has purchased loans in an aggregate amount of $278,684; Larry Cheng has purchased loans in aggregate amount of $33,772; Rajeev Date, who was a member of our board of directors from January 2009 until September 2010, has purchased loans in aggregate amount of $68,223; and management and other affiliates have purchased loans in an aggregate amount of $321,327.  The loans were obtained on terms and conditions that were not more favorable than those obtained by other lenders.  Of the total aggregate amount of loans purchased by executive officers, directors, and affiliates since inception through December 31, 2010, approximately $171.0 thousand or 10% of principal has been charged off, as compared to approximately $45.8 million or 21% of principal charged off for all loans originated since inception through December 31, 2010.

Financing Arrangements with Significant Shareholders, Directors and Officers

In March 2005, we awarded, for nominal value, an aggregate of 4,000,000 shares of common stock valued at $0.10 per share or $400,000, to our co-founders.  2,000,000 shares were issued to Christian A.  Larsen, our Chief Executive Officer, and 2,000,000 shares were issued to John Witchel, our former Secretary and Chief Technology Officer.  For each co-founder, 1,000,000 shares were immediately vested and the remaining 3,000,000 shares were to vest over 3.5 years for services rendered.  Each co-founder’s unvested shares were subject to a repurchase agreement if he left Prosper, in which case we could repurchase any unvested shares at the lesser price of $0.10 per share or the fair market value at the date service ceased.  As a result of Mr. Witchel’s departure from the Company on July 31, 2008, we repurchased the 75,000 unvested shares then held by him for $7,500, or $0.10 per share.  All of Mr. Larsen’s shares were fully vested as of September 22, 2008.

In April 2005, we issued and sold to investors an aggregate of 4,023,999 shares of our Series A convertible preferred stock (“Series A”) at a purchase price of $1.875 per share for an aggregate consideration of $7,464,450, net of issuance costs of $80,550.  In February 2006, we issued and sold to investors an aggregate of 3,310,382 shares of our Series B convertible preferred stock (“Series B”) at a purchase price of $3.776 per share for an aggregate consideration of $12,412,301, net of issuance cost of $87,700.  In June 2007, we issued and sold to investors an aggregate of 2,063,558 shares of Series C convertible preferred stock (“Series C”) at a purchase price of $9.692 per share for an aggregate consideration of $19,919,009, net of issuance costs of $80,996. In April 2010, we issued and sold to investors an aggregate of 20,340,705 shares of our Series D convertible preferred stock (“Series D”) and 3,110,188 shares of our Series D-1 convertible preferred stock (“Series D-1”) at a purchase price of $0.74 per Series D share for an aggregate consideration of $14,721,612, net of issuance costs of $125,903.

The participants in these convertible preferred stock financings included (i) the entities set forth in the following table, each of which held more than 5% of our capital stock at the time the transactions indicated in the table were consummated,  either directly or through one or more affiliates, as well as (ii) the directors set forth in the table.

Participant	Series A	Series B	Series C	Series D

James W. Breyer Trust dated 3/25/2005	266,600	42,632	20,630	731,699

Benchmark Capital Partners V, L.P.	2,000,000	317,797	30,953	1,375,285

Accel IX L.P and affiliates.	1,733,400	275,435	134,137	4,757,340

Agilus Ventures IV Limited Partnership and affiliates		1,853,814	257,945	3,348,560

Meritech Capital Partners III L.P. and affiliates.			773,834	1,588,383

Omidyar Network Fund LLC		662,076	72,225	871,849

QED Fund I, L.P.				1,847,690

DAG Ventures III – QP, L.P and affiliates.			773,834	1,588,383

TomorrowVentures 2010 Fund, LLC				2,031,142

CompuCredit Holdings Corporation				2,031,142

Three of our directors, James W. Breyer, Lawrence W. Cheng, and Court B. Coursey, are affiliated with Accel IX L.P., Agilus Ventures IV Limited Partnership and TomorrowVentures 2010 Fund LLC, respectively.  The notes to our beneficial ownership table describe these affiliations in greater detail.  See “Principal Securityholders.”

In November 2009, Prosper Marketplace, Inc. and QED Fund I, L.P. (“QED”), entered into a Note and Warrant Purchase Agreement (the “QED Purchase Agreement”), pursuant to which, Prosper sold to QED a convertible promissory note (the “QED Note”) and issued to QED a fully vested warrant to purchase 164,178 shares of Prosper’s Common Stock at an exercise price of $0.56 per share.  The QED Note was in the principal amount of $1,000,000.  Interest on the QED Note accrued at a per annum rate of 15.0%.  All principal and accrued interest under the QED Note was due in a single payment on November 10, 2011.  Under the QED Purchase Agreement, Prosper and QED agreed that Nigel Morris, who is the managing partner of QED Partners LLC, QED’s general partner, would serve on Prosper’s Board of Directors for 2 years beginning on November 10, 2009.  In connection with the consummation of our Series D financing, the QED Note and all accrued interest thereunder was converted into shares of Series D preferred stock equal to principal and accrued interest of $1,064,521 on the QED Note, plus $300,000, which represented consideration for QED’s agreement to convert the QED Note prior to its maturity date.

On February 1, 2010, Prosper entered into a Note and Warrant Purchase Agreement with certain of its existing investors, pursuant to which, Prosper issued and sold to such investors a series of convertible promissory notes in the aggregate principal amount of $2,000,000 (the “February Bridge Notes”),and issued to such investors fully vested warrants to purchase an aggregate of 328,356 shares of Prosper’s Common Stock at an exercise price of $0.56 per share. Interest on the February Bridge Notes accrued at a per annum rate of 15.0%.  The purchasers of the February Bridge Notes included the following entities, each of which held more than 5% of our capital stock at the time the purchases were consummated, either directly or through one or more affiliates: Accel IX L.P.,, Benchmark Capital Partners V, L.P., Agilus Ventures IV Limited Partnership, Meritech Capital Partners III L.P., DAG Ventures III – QP, L.P., and Omidyar Network Fund LLC  Two members of our board of directors, James W. Breyer, and Lawrence W. Cheng, are affiliates of Accel IX L.P., and Agilus Ventures IV Limited Partnership, respectively.  In connection with the consummation of our Series D financing, all outstanding principal and accrued interest under the February Bridge Notes were converted into shares of our Series D preferred stock.  Such outstanding principal and accrued interest totaled $2,060,822 at the time of such conversion.

On March 15, 2010, Prosper entered into a Note Option Agreement with Christian A. Larsen, its Chairman and Chief Executive Officer, pursuant to which, Mr. Larsen granted Prosper an option (the “Option”) to sell him an aggregate principal amount of up to $300,000 of convertible promissory notes (the “Larsen Bridge Notes”).  Prosper exercised the Option in full on March 22, 2010.  Interest on the Larsen Bridge Notes accrued at a per annum rate of 15.0%.  Prosper paid off the Larsen Bridge Notes in full on April 19, 2010.  At the time of such pay-off, the Larsen Bridge Notes consisted of principal and accrued interest of $303,575.

On April 1, 2010, Prosper entered into a Note and Warrant Purchase Agreement with certain of its existing investors, pursuant to which, Prosper issued and sold to such investors a series of convertible promissory notes in the aggregate principal amount of $250,000 (the “April Bridge Notes”). Interest on the April Bridge Notes accrued at a per annum rate of 15.0%.  The purchasers of the April Bridge Notes included the following entities, each of which held more than 5% of our capital stock at the time the purchases were consummated, either directly or through one or more affiliates: Accel IX L.P., Benchmark Capital Partners V, L.P., Agilus Ventures IV Limited Partnership, Meritech Capital Partners III L.P., DAG Ventures III – QP, L.P., and Omidyar Network Fund LLC.  Two members of our board of directors, James W. Breyer, and Lawrence W. Cheng, are affiliates of Accel IX L.P., and Agilus Ventures IV Limited Partnership, respectively.  In connection with the consummation of our Series D financing, all outstanding principal and accrued interest under the April Bridge Notes were converted into shares of our Series D preferred stock.  Such outstanding principal and accrued interest totaled $251,541 at the time of such conversion.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees accrued or paid by the Company for (i) the year ended December 31, 2010 to the Company’s independent registered public accounting firm Odenberg, Ullakko, Muranishi &Co. L.L.P., as well as to Ernst and Young, LLP (independent registered public accounting firm for 2008) and (ii) the year ended December 31, 2009 to the Company's independent registered public accounting firm, Odenberg, Ullakko, Muranishi & Co. L.L.P., as well as to Ernst and Young, LLP (independent registered public accounting firm for 2008).

	December 31,
	2010	2009
Audit Fees (1)	$565,000	$627,000
Audit-Related Fees (2)	—	—
Audit and Audit Related Fees	$565,000	$627,000

Tax Fees (3)	—	—
All Other Fees	—	—
Total Fees	$565,000	$627,000

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

All of the audit and non-audit services described above were approved by the Board of Directors based on our engagement letter signed at the outset of the engagement and not pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedule

See “Index to Financial Statements” below.

Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Prosper Marketplace, Inc.

We have audited the accompanying consolidated balance sheets of Prosper Marketplace, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prosper Marketplace, Inc. at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses and negative cash flows from operations and management believes that the Company’s cash resources will not be sufficient to sustain its operations through 2011 without additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Odenberg Ullakko Muranishi & Co LLP

San Francisco, California
March 29, 2011

Prosper Marketplace, Inc.
Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$4,284,228	$616,089
Restricted cash	2,566,631	2,135,330
Servicing rights	2,986	24,319
Receivables	6,306	14,373
Borrower Loans Receivable at fair value	23,689,950	7,020,363
Property and equipment, net	765,210	861,923
Prepaid and other assets	174,805	190,174
Intangible assets, net	50,306	171,038
Total assets	$31,540,422	$11,033,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$554,347	$950,308
Accrued liabilities	1,219,239	1,071,759
Borrower Payment Dependent Notes at fair value	23,478,046	6,903,173
Repurchase obligation	71,001	40,001
Notes payable	288,594	1,273,312

Total liabilities	25,611,227	10,238,553

Commitments and contingencies (see Note 15)

Stockholders' Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding in 2010 and 2009)	4,024	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding in 2010 and 2009)	3,310	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized; issued and outstanding in 2010 and 2009)	2,064	2,064
Convertible preferred stock – Series D ($0.001 par value; 20,543,819 shares authorized; 20,340,705 issued and outstanding in 2010)	20,341	-
Convertible preferred stock – Series D-1 ($0.001 par value; 3,110,188 shares authorized; 3,110,188 issued and outstanding in 2010)	3,110	-
Common stock ($0.001 par value; 43,563,435 shares authorized; 4,478,667 shares and 4,460,667 shares issued and outstanding in 2010 and 2009, respectively)	4,480	4,462
Additional paid-in capital	56,659,849	41,406,457
Accumulated deficit	(50,767,983)	(40,625,261)
Total stockholders' equity	5,929,195	795,056

Total liabilities and stockholders' equity	$31,540,422	$11,033,609

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009
Revenues
Origination fees	$807,021	$235,845
Loan servicing fees	167,826	556,702
Interest income on Borrower Loans and Payment Dependent Notes, net	188,127	13,023
Rebates and promotions	(85,909)	(73,329)
	1,077,065	732,241

Cost of revenues
Cost of services	(962,799)	(623,276)
Provision for loan and Note repurchases	(45,543)	(4,381)
Net revenues	68,723	104,584

Operating expenses
Compensation and benefits	4,781,174	4,976,102
Marketing and advertising	634,904	788,931
Depreciation and amortization	550,252	582,508
General and administrative
Professional services	2,630,007	2,759,185
Facilities and maintenance	652,998	665,904
Other	1,325,370	1,020,597
Total expenses	10,574,705	10,793,227
Loss before other income (expense)	(10,505,982)	(10,688,643)

Other income (expense)
Interest income	11,135	40,571
Change in fair value on Borrower Loans and Payment Dependent Notes, net	340,787	205,588
Loss on impairment of fixed assets	(47,241)	(41,704)
Other income	58,579	76,873
Total other income, net	363,260	281,328

Loss before income taxes	(10,142,722)	(10,407,315)
Provision for income taxes	-	-
Net loss	$(10,142,722)	$(10,407,315)

Net loss per share – basic and diluted	$(2.27)	$(2.34)
Weighted average shares - basic and diluted net loss per share	4,472,897	4,453,255

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In	Accumulated
					Capital	Deficit	Total
Balance as of January 1, 2009	9,397,939	$9,398	4,346,118	$4,347	$40,946,853	$(30,217,946)	$10,742,652

Issuance of common stock			6,500	7	9,844		9,851

Exercise of stock options			108,049	108	59,588		59,696

Issuance of common stock warrants					37,740		37,740

Compensation expense					352,432		352,432

Net loss						(10,407,315)	(10,407,315)

Balance as of January 1, 2010	9,397,939	$9,398	4,460,667	$4,462	$41,406,457	$(40,625,261)	$795,056

Issuance of convertible preferred stock, Series D, net of issuance costs	20,340,705	20,341			14,872,258		14,892,599

Issunace of convertible preferred stock, Series D-1	3,110,188	3,110					3,110

Exercise of stock options			18,000	18	6,482		6,500

Issuance of common stock warrants					96,625		96,625

Compensation expense					278,027		278,027

Net loss						(10,142,722)	(10,142,722)

Balance as of December 31, 2010	32,848,832	$32,849	4,478,667	$4,480	$56,659,849	$(50,767,983)	$5,929,195

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(10,142,722)	$(10,407,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	550,252	582,509
Loss on impairment of fixed assets	47,241	41,704
Change in fair value of Borrower Loans	1,569,867	1,247,982
Change in fair value of Borrower Payment Dependent Notes	(1,910,653)	(1,453,570)
Stock-based compensation expense	278,027	362,283
Provision for loan and Note repurchases	45,543	4,381
Change in fair value of servicing rights	21,333	43,366
Amortization of discount on long-term debt	153,279	25,050
Premium on early conversion of convertible note	300,000	–
Changes in operating assets and liabilities:
Restricted cash	(431,301)	(706,319)
Receivables	8,067	(14,373)
Prepaid and other assets	15,369	48,512
Accounts payable and accrued liabilities	(139,394)	424,709
Loan and Note repurchases	(14,543)	(44,380)
Net cash used in operating activities	(9,649,635)	(9,845,461)

Cash flows from investing activities:
Origination of Borrower Loans held at fair value	(26,940,486)	(8,886,296)
Repayment of Borrower Loans held at fair value	8,701,032	617,951
Purchases of property and equipment	(380,048)	(506,302)
Net cash used in investing activities	(18,619,502)	(8,774,647)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	11,218,825	–
Proceeds from issuance of Notes held at fair value	26,940,486	8,886,296
Payment of Notes held at fair value	(8,454,960)	(529,553)
Proceeds from the issuance of notes payable	2,550,000	1,000,000
Principal repayment of notes payable	(323,575)	(20,000)
Proceeds from issuance of common stock	6,500	59,696
Net cash provided by financing activities	31,937,276	9,396,439

Net increase (decrease) in cash and cash equivalents	3,668,139	(9,223,669)
Cash and cash equivalents at beginning of the year	616,089	9,839,758
Cash and cash equivalents at end of the year	$4,284,228	$616,089

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$3,575	$–

Supplemental disclosure of non-cash investing and financing activities:
Conversion of promissory notes into Series D preferred stock	$3,676,884	$–

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business

Prosper Marketplace, Inc. (“Prosper”, “the Company”, “we”, “us”, “our”) was incorporated in the state of Delaware on March 22, 2005.  Prosper provides an online marketplace that permits our lender members to bid on loan listings and purchase Notes from Prosper for which payment is dependent on payments Prosper receives from the borrower member on the loan requested in the listing.  Prosper sets the interest rates for borrower loans based on Prosper Rates, as well as additional factors, such as estimated loss rate, loan terms, general economic environment, previous Prosper loans and competitive conditions.  Borrowers create loan listings from $2,000 up to $25,000 and set the maximum rate they are willing to pay on a loan. Prosper facilitates the lending and borrowing activities and acts as an agent to the lender by maintaining its online auction platform. Prosper also handles all ongoing loan administration tasks, including loan servicing and collections on behalf of the lenders. Prosper generates revenue by collecting one-time fees from borrowers on funded loans and from loan servicing fees paid by lender members.

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and loan terms set at one, three and  five years as of December 31, 2010.  All loans are funded by WebBank, an FDIC-insured, Utah-chartered industrial bank.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.

On July 13, 2009, we implemented a new operating structure and began issuing Borrower Payment Dependent Notes (“Notes”).  The post registration operating structure resulted in Prosper purchasing loans from WebBank, and holding the loans until maturity.  Prosper issues new securities, the Notes, to the winning lenders.  Prosper’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper.  As a result of these changes, borrower loans and the Notes originated on or after July 13, 2009 are carried on Prosper’s balance sheets as assets and liabilities, respectively.  Prosper has elected to carry the borrower loans and the Notes on its balance sheets at fair value.

As reflected in the accompanying consolidated financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $50.8 million as of December 31, 2010.  At December 31, 2010, the Company had approximately $4.3 million in cash and cash equivalents. The Company does not believe that its cash resources are sufficient to sustain its operations through 2011 without obtaining additional financing. Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.  Although, the Company does not currently have any agreements in place with respect to any such additional financing or strategic opportunity, management believes it will secure additional financing in the near future sufficient to meet its ongoing operations and strategic plan through 2011.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of and for the years ended December 31, 2010 and 2009, include the accounts of Prosper and its former wholly-owned subsidiary, Prosper Loans Marketplace, Inc.  Prosper Loans Marketplace, Inc. was incorporated on April 3, 2010 in the state of California but has not had significant operations. All significant intercompany transactions and balances have been eliminated in the consolidation. On February 8, 2010, the Company dissolved Prosper Loans Marketplace, Inc.

These consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles (U.S. GAAP).

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

Servicing Rights

Prosper accounts for its servicing rights for loans originated prior to October 16, 2008 under the fair value measurement method of reporting in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 860-50, Servicing Assets and Liabilities.. Under the fair value method, Prosper measures its servicing rights at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur.

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

Borrower Loans and Borrower Payment Dependent Notes

As of July 13, 2009, the Company implemented its new operating structure and began issuing Notes and purchasing loans from WebBank, and holding the loans until maturity.  Prosper’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper.   As a result of these changes, borrower loans and the Notes are carried on our consolidated balance sheets as assets and liabilities, respectively.  In conjunction with our new operating structure, we adopted the provisions of ASC Topic 825, Financial Instrument. ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  The fair value election, with respect to an item, may not be revoked once an election is made.  In applying the provisions of ASC Topic 825, we recorded assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute.  We do not record a specific allowance account related to the borrower loans and Notes in which we have elected the fair value option, but rather estimate the fair value of the borrower loans and Notes using discounted cash flow methodologies adjusted for Prosper’s historical loss and recovery rates.  We have reported the aggregate fair value of the borrower loans and Notes as separate line items in the assets and liabilities sections of the accompanying consolidated balance sheets using the methods described in ASC Topic 820, Fair Value Measurements and Disclosures  – See Fair Value Measurement. We did not apply the provisions of ASC Topic 825 to loans issued prior to July 13, 2009.

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

Internal Use Software and Website Development

Prosper accounts for internal use software costs, including website development costs, in accordance with ASC Topic 350-40, Internal Use Software and ASC Topic 350-50, Website Development Costs. In accordance with ASC Topic 350-40 and 350-50, the costs to develop software for Prosper’s website and other internal uses are capitalized when management has authorized and committed project funding, preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Capitalized software development costs primarily include software licenses acquired, fees paid to outside consultants, and salaries and payroll related costs for employees directly involved in the development efforts.

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

Intangible Assets

Prosper records the purchase of intangible assets not purchased in a business combination in accordance with ASC Topic 350. Prosper has an intangible asset resulting from the purchase of the “Prosper.com” domain name.  The intangible asset is amortized on a straight-line basis over five years.

Impairment of Long-Lived Assets Including Acquired Intangible Assets

In accordance with ASC Topic 360, Property Plant and Equipment, Prosper reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying values of those assets may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying value of the asset to future net undiscounted cash flows that the assets are expected to generate. If an asset is considered to be impaired, the impairment to be recognized equals the amount by which the asset’s carrying value exceeds its fair value. Fair value is estimated using discounted net cash flows.

During 2009 and 2010, management made the decision to discontinue the development of two of its planned software development projects and to dispose of obsolete computer software and hardware. The software assets previously capitalized in 2008 and 2009 were deemed to be impaired in accordance with ASC Topic 360. An impairment charge of $41,704, encompassing the amount capitalized in 2008, is included as a component of other income (expense) in our consolidated statement of operations for the year ended December 31, 2009.  An impairment charge of $47,241, encompassing the amount capitalized in the fourth quarter of 2009 and the disposal of certain impaired computer software and equipment, is included as a component of other income (expense) in our consolidated statement of operations for the year ended December 31, 2010.

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

Revenue Recognition

Prosper recognizes revenue in accordance with ASC Topic 605, Revenue Recognition.  Under ASC Topic 605, Prosper recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the price of the services is fixed and determinable and collectability is reasonably assured.

Origination fees

Origination fees are a percentage of the amount borrowed varying by Prosper Rating and are recognized when the loan is funded to the borrower. Effective July 26, 2010, borrowers with a Prosper Rating of AA are charged an origination fee of 0.5% of the aggregate principal balance of the loan with no minimum fee, borrowers with a Prosper Rating of A through B are charged an origination fee of 3% of the aggregate principal balance of the loan or $75 whichever is greater and borrowers with a Prosper Rating of C through HR are charged an origination fee of 4.5% of the aggregate principal balance of the loan or $75, whichever is greater.  As of December 20, 2010, we eliminated the $75 minimum fee. Prior to July 26, 2010, borrowers with a Prosper Rating of AA were charged an origination  fee of 0.5% of the aggregate principal balance of the loan with no minimum fee, borrowers with a Prosper Rating of A through HR were charged an origination fee of 3% of the aggregate principal balance of the loan or $50 whichever was greater.

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

Interest income (expense) on Borrower Loans receivable and Payment Dependent Notes

We recognize interest income on our borrower loans using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Note based on the contractual interest rate. Gross interest income earned and gross interest expense incurred were $3,197,728 and $3,009,601, respectively for the year ended December 31, 2010. Gross interest income earned and gross interest expense incurred were $248,296 and $235,273, respectively for the year ended December 31, 2009.

Advertising and Promotional Expenses

Under the provisions of ASC Topic 720, Other Expenses, the costs of advertising are expensed as incurred. Advertising costs were approximately $634,904 and $788,931 for the years ended December 31, 2010 and 2009, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Stock Compensation.  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to awards that are expected to vest is amortized using the straight line method over the vesting term of the stock-based award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. The Company estimated its annual forfeiture rate to be 23.3% and 23.4% for the years ended December 31, 2010 and 2009, respectively.

Prosper has granted options to purchase shares of common stock to nonemployees in exchange for services performed. Prosper accounts for stock options and restricted stock issued to nonemployees in accordance with the provisions of ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires that equity awards be recorded at their fair value.  Under ASC Topic 718 and 505-50, Prosper uses the Black-Scholes model to estimate the value of options granted to nonemployees at each vesting date to determine the appropriate charge to stock-based compensation. The volatility of our common stock was based on comparative company volatility.

The fair value of stock option awards for the years 2010 and 2009 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Years Ended December 31,
	2010	2009
Volatility of common stock	67.7%	63.8%
Risk-free interest rate	1.8%	2.6%
Expected life*	4.3 years	5.1 years
Dividend yield	0%	0%
Weighted-average fair value of grants	$0.20	$0.82

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

Total stock-based compensation expense for employee and non-employee stock-based awards reflected in the consolidated statements of operations for the years ended December 31, 2010 and 2009 is approximately $278,000 and $362,000, respectively. As of December 31, 2010, the unamortized stock-based compensation expense related to unvested stock-based awards was approximately $322,492, which will be recognized over the remaining weighted average vesting period of approximately 2.3 years.

Net Loss Per Share

Prosper computes net loss per share in accordance with ASC Topic 260 Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common shareholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At December 31, 2010, there were outstanding convertible preferred stock, warrants and options convertible into 32,848,832, 492,534 and 5,766,859 common shares, respectively, which may dilute future earnings per share. As the Company’s reporting a net loss for the years ended December 31, 2010 and 2009, potentially dilutive securities are excluded from the computation of net loss per share, as their effect would be antidilutive

Income Taxes

Prosper uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Under ASC Topic 740, Income Taxes (formerly, FIN 48, Accounting for Uncertainty in Income Taxes) our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change.

Fair Value Measurement

Prosper adopted ASC Topic 820, Fair Value Measurements and Disclosures, on January 1, 2008. ASC Topic 820 provides a framework for measuring the fair value of assets and liabilities. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation.  ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009:

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing rights	—	—	$24,319	$24,319
Borrower Loans receivable	—	—	7,020,363	7,020,363

Liabilities
Borrower Payment Dependent Notes	—	—	$6,903,173	$6,903,173

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing rights	—	—	$2,986	$2,986
Borrower Loans receivable	—	—	23,689,950	23,689,950

Liabilities
Borrower Payment Dependent Notes	—	—	$23,478,046	$23,478,046

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

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Servicing Rights	Borrower Loans	Borrower Payment Dependent Notes	Total
Balance at December 31, 2008	$67,685	$-	$-	$67,685
Originations		8,886,296	(8,886,296)	-
Principal repayments		(617,951)	529,553	(88,398)
Change in fair value on borrower loans and Payment Dependent Notes		(1,247,982)	1,453,570	205,588
Change in fair value of servicing rights	(43,366)	-	-	(43,366)
Balance at December 31, 2009	$24,319	$7,020,363	$(6,903,173)	$141,509

Originations		26,940,486	(26,940,486)	-
Principal repayments		(8,701,032)	8,454,960	(246,072)
Change in fair value on borrower loans and Payment Dependent Notes		(1,569,867)	1,910,653	340,786
Change in fair value of servicing rights	(21,333)	-	-	(21,333)
Balance at December 31, 2010	$2,986	$23,689,950	$ (23,478,046)	$214,890

No assets or other liabilities were carried at fair value as of December 31, 2010 and 2009.

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

3. Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2010	2009
Cash and cash equivalents:
Cash	$4,203,878	$339,179
Money market mutual funds	80,350	276,910
Total cash and cash equivalents	$4,284,228	$616,089

4. Property and Equipment

Property and equipment consist of the following:

	December 31
	2010	2009
Property and equipment:
Computer equipment	$1,011,567	$1,044,820
Purchased software	151,037	155,222
Office equipment and furniture	42,345	45,436
Leasehold improvements	29,230	29,230
Internal-use software	1,348,901	1,196,697
Assets not yet placed in service	124,923	305,750
	2,708,003	2,777,155
Less accumulated depreciation and amortization	(1,942,793)	(1,915,232)
Total property and equipment, net	$765,210	$861,923

Depreciation expense for 2010 and 2009 was $429,521 and $461,778, respectively. Prosper capitalized internal-use software costs in the amount of $488,168 and $323,918 for the years ended December 31, 2010 and 2009, respectively.

5. Intangible Assets

	December 31,
	2010	2009
Intangible asset:
Domain name	$603,659	$603,659
Less accumulated amortization	(553,353)	(432,621)
Intangible asset, net	$50,306	$171,038

Amortization expense related to the intangible asset was approximately $121,000 for the years ended December 31, 2010 and 2009, respectively. Amortization expense related to this intangible asset is expected to be approximately $50,000 in fiscal 2011 at which time the asset will be fully amortized.

6. Servicing Rights

At December 31, 2010 and 2009, key assumptions used in the valuation of servicing rights are as follows:

	December 31,
	2010	2009
Unpaid principal loan balance under service	$5,000,000	$29,000,000
Servicing fees	0.0% - 1.0%	0.0% - 1.0%
Projected prepayment speed	1.96%	1% – 1.20%
Discount rate	25%	25%

A rollforward of the servicing asset is summarized below:	Years Ended December 31,
	2010	2009
Beginning of year balance:	$24,319	$67,685
Change in fair value of servicing rights	(21,333)	(43,366)
End of year balance:	$2,986	$24,319

No servicing rights were purchased or sold during the years ended December 31, 2010 and 2009.

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

For borrower loans originated and Notes issued during 2010, we used the following average assumptions to determine the fair value as of December 31, 2010:

Monthly prepayment rate speed	1.84%
Recovery rate	5.27%
Discount rate *	28.86%
Weighted Average Default Rate	4.55%
* This is the weighted average discount rate among all of Prosper’s credit grades

The following table presents additional information about borrower loans and Notes measured at fair value on a recurring basis for the year ended December 31, 2010:

	Borrower Loans	Notes
Fair value at December 31, 2009	$7,020,363	$6,903,173
Originations	26,940,486	26,940,486
Principal repayments	(8,701,032)	(8,454,960)
Unrealized gains (losses) included in earnings	(1,569,867)	(1,910,653)
Fair value at December 31, 2010	$23,689,950	$23,478,046

Due to the recent origination of the borrower loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  The Company had no originations of borrower loans or issuances of Notes prior to July 13, 2009.  Of the loans originated from July 13, 2009 to December 31, 2010, the Company had 226 loans which were 90 days or more delinquent for an aggregate principal amount of $783,988 and a fair value of $29,879 as of December 31, 2010.

8. Long-Term Debt

Notes payable consist of the following:

	Non-interest Bearing Promissory Note	Convertible Promissory Notes	Total
Balance at December 31, 2008	$284,632	$—	$284,632
Principal repayment on non-interest bearing promissory note	(20,000)		(20,000)
Issuance of convertible promissory note	—	1,000,000	1,000,000
Accrued interest on convertible promissory note		21,370	21,370
Debt discount attributed to convertible promissory notes		(34,595)	(34,595)
Amortization of discount on notes	21,905		21,905
Balance at December 31, 2009	$286,537	$986,775	$1,273,312
Principal repayment on non-interest bearing promissory note	(20,000)		(20,000)
Debt discount attributed to convertible promissory notes		(96,625)	(96,625)
Amortization of discount on notes	22,057	131,220	153,277
Issuance of convertible promissory notes		2,550,000	2,550,000
Accrued interest on convertible promissory notes		109,089	109,089
Conversion of promissory notes and accrued interest		(3,376,884)	(3,376,884)
Repayment of Larsen Bridge Note and accrued interest		(303,575)	(303,575)
Balance at December 31, 2010	$288,594	$-	$288,594

Non-interest bearing promissory note

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. The note was discounted by $109,583 for a net payable of $270,417. The promissory note includes both principal and interest and is payable in annual installments of $20,000 due on the first, second, third, and fourth anniversary of the note and $300,000 due on the fifth anniversary of the note. Interest on the note was imputed at an 8% annual rate and is amortized to interest expense over the five year life of the loan.  The carrying value at December 31, 2010 and 2009 is $288,594 and $286,537, respectively.  The fair value is calculated based on discounted cash flows and is estimated to be $278,453 and $258,453 at December 31, 2010 and 2009, respectively.  We recorded amortized interest expense of $22,057 and $21,905 for the years ended December 31, 2010 and 2009, respectively.

Convertible Promissory Notes

On November 10, 2009, Prosper and QED Fund I, L.P., a Delaware limited partnership (“QED”), entered into a Note and Warrant Purchase Agreement (the “QED Purchase Agreement”), pursuant to which, Prosper issued to QED a Convertible Promissory Note (the “QED Note”) dated as of November 10, 2009.  The QED Note had a principal amount of $1,000,000.  Interest on the QED Note accrued at a per annum rate of 15.0%. In connection with the consummation of the Series D Financing on April 15, 2010, the QED Note and all accrued interest thereunder were converted into Series D preferred stock equal to principal and accrued interest of $1,064,521 on the QED Note, plus $300,000 which represented consideration for QED’s agreement to convert the QED Note prior to its maturity date.  This additional conversion privilege was accounted for as interest expense on the date of the conversion in our consolidated statement of operations for the year ended December 31, 2010.

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

On April 1, 2010, the Company entered into a Note Purchase Agreement with certain of its existing investors, pursuant to which, the Company issued and sold an additional series of unsecured Convertible Promissory Notes (the “April Bridge Notes”), dated as of April 1, 2010, in the aggregate principal amount of $250,000.  Interest on the April Bridge Notes accrued at a per annum rate of 15.0%.  All principal and accrued interest of $251,541 was converted into Series D preferred stock on April 15, 2010.

9. Accrued Liabilities

As of December 31, 2010 and 2009, accrued liabilities consist of the following:

	December 31,
	2010	2009
Legal accruals and fees	$373,572	$381,057
Audit, tax and accounting	411,256	406,000
Payroll and benefits	161,732	125,384
Loan servicing costs	115,364	36,479
Other	157,315	122,839
Total Accrued Liabilites	$1,219,239	$1,071,759

10. Repurchase Obligation

Changes in the loan repurchase obligation are summarized below:

	Years Ended December 31,
	2010	2009
Beginning of year balance:	$40,001	$80,000
Provision for repurchases	45,543	4,381
Loans and Notes repurchased and immediately charged off (net of recoveries)	(14,543)	(44,380)
End of year balance:	$71,001	$40,001

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

Basic and diluted loss per share was calculated as follows:

	Years Ended December 31,
	2010	2009
Numerator:
Net loss	$(10,142,722)	$(10,407,315)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	4,472,897	4,453,255

Basic and diluted net loss per share	$(2.27)	$(2.34)

Due to losses attributable to common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	Years Ended December 31,
	2010	2009
Excluded Securities:
Convertible preferred stock issued and outstanding	32,848,832	9,397,939
Stock options issued and outstanding	5,766,859	1,897,126
Warrants issued and outstanding	492,534	164,178
Total weighted average common stock equivalents excluded from diluted net loss per common share computation	39,108,225	11,459,243

 12. Stockholders’ Equity

Preferred Stock

Under Prosper’s articles of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.

In April 2005, Prosper sold 4,023,999 shares of Series A convertible preferred stock (Series A) in a private placement for $7,464,450, net of issuance costs of $80,550. In February 2006, Prosper sold 3,310,382 shares of Series B convertible preferred stock (Series B) in a private placement for $12,412,302, net of issuance costs of $87,700. In June 2007, Prosper sold 2,063,558 shares of Series C convertible preferred stock (Series C) in a private placement for $19,919,009, net of issuance costs of $80,996. In April 2010, Prosper issued and sold 20,340,705 shares of Series D (Series D) and 3,110,188 shares of Series D-1 (Series D-1) convertible preferred stock in a private placement for $14,595,709, which is net of issuance costs of $125,903.

Dividends

The holders of the Series A, Series B, Series C and Series D preferred stock are entitled to receive dividends at an annual rate of 8% per share for the preferred stock times the Liquidation Preference for such shares of preferred stock payable in preference and priority to any declaration or payment of any distribution on common stock or Series D-1 preferred stock. The Series D-1 preferred stock are not entitled to receive dividends in preference and priority to or on a pari passu basis with the other preferred stock. In addition, the Series D-1 preferred stock are not entitled to receive dividends in preference and priority to any distribution of common stock. Such dividends shall be payable only when, as, and if declared by the Board of Directors. To date, no dividends have been declared, and there are no dividends in arrears at December 31, 2010. The right to receive dividends on shares of Series D shall be cumulative from and after the date of issuance of the Series D preferred stock. The right to receive dividends of Series A, Series B and Series C are not cumulative. No right to such dividends shall accrue to holders of Preferred Stock by reason of the fact that dividends on said shares are not declared or paid in any calendar year.
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

Common Stock

Prosper is authorized to issue up to 43,563,435 shares of common stock, $0.001 par value, of which 4,478,667 and 4,460,667 shares were issued and outstanding as of December 31, 2010 and 2009, respectively.  Each holder of common stock shall be entitled to one vote for each share of common stock held.

Common Stock Issued for Services

Nonemployees

The Company granted 0 and 6,500 immediately vested common shares to nonemployees for services during the years ended December 31, 2010 and 2009, respectively. Of the shares issued in 2009, 4,500 were issued at $1.94 per share and 2,000 at $0.56 per share. Expense of $9,851 was recognized during the year ended December 31, 2009.

Common Stock Issued upon Exercise of Stock Options

For the years ended December 31, 2010 and 2009, the Company issued 18,000 and 108,049 shares of common stock, respectively, upon the exercise of options for cash proceeds of $6,500 and $59,696, respectively.

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

Option activity under the Option Plan is summarized as follows for the years below:

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance as of January 1, 2009	1,734,647	$1.14
Options granted (weighted average fair value of $0.82)	696,000	0.82
Options exercised	(108,049)	0.55
Options canceled	(425,472)	1.57
Balance as of December 31, 2009	1,897,126	$0.96
Options granted (weighted average fair value of $0.20)	5,265,897	0.20
Options exercised	(18,000)	0.36
Options canceled	(1,378,164)	0.83
Balance as of December 31, 2010	5,766,859	$0.30

Options outstanding and exercisable at December 31, 2010	716,789	$0.77

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of December 31, 2010 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.50 - $0.50	325,679	5.86	$0.50	$–	323,595	$0.50	$–
$0.20 - $0.20	4,831,503	9.49	0.20	–	52,500	0.20	–
$0.56 - $0.56	370,833	8.59	0.56	–	137,707	0.56	–
$0.25 - $0.25	59,158	4.84	0.25	–	59,158	0.25	–
$1.94 - $1.94	125,311	8.01	1.94	–	102,997	1.94	–
$2.17 - $2.17	54,375	7.21	2.17	–	40,832	2.17	–
	5,766,859	9.13	$0.30	$–	716,789	$0.77	$–

The intrinsic value is calculated as the difference between the value of Prosper's common stock at December 31, 2010, which was $0.20 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the years ended December 31, 2010 and 2009 reflect the expenses that Prosper expects to recognize after the consideration of estimated forfeitures.

14. Income Taxes

The Company did not have any current or deferred federal or state income tax expense for the years ended December 31, 2010 and 2009.  The income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

	Years Ended December 31,
	2010		2009
Federal tax at statutory rate	$(3437,000)	34.0%	$(3,541,000)	34.0%
State tax at statutory rate (net of federal benefit)	(592,000)	5.9%	(592,000)	5.7%
Change in valuation allowance	3,747,000	(37.1)%	3,969,000	(38.1)%
Other	282,000	(2.9)%	164,000	(1.6)%
	$–		$–

Temporary items that give rise to significant portions of deferred tax assets and liabilities (tax- effected) at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$18,914,000	$14,947,000
Research and development tax credits	551,000	519,000
Fixed assets	97,000	43,000
Accrued liabilities and other	308,000	613,000
	19,870,000	16,122,000

Valuation allowance	(19,870,000)	(16,122,000)
Net deferred tax asset	$-	$-

The net deferred tax asset of $19,870,000 at December 31, 2010 consists of a net current deferred tax asset of $99,000 and a net noncurrent deferred tax asset of $19,770,000. The net deferred tax asset of $16,122,000 at December 31, 2009 consists of a net current deferred tax asset of $218,000 and a net noncurrent deferred tax asset of $15,904,000. Under ASC 740, Accounting for Income Taxes, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance would be based upon management’s best estimate of Prosper’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reversed when management believes that the assets are realizable on a more-likely-than-not basis.

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in ASC 740 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset. Realization of the deferred tax assets is dependent upon future earnings, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of $19,870,000 and $16,122,000 for the years ended December 31, 2010 and 2009, respectively.

The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize net operating losses and credit carryforwards may be limited in the future as the result of such an “ownership change.”

We file income tax returns in the United States and California. Prosper has net operating loss carryforwards for both federal and California income tax purposes of approximately $48 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will begin to expire in 2025. The California net operating loss carryforwards will begin to expire in 2017. Prosper also has federal and California research and development tax credits of about $307,000 and $323,000. The federal research credits will begin to expire in the year 2025, and the California research credits have no expiration date. The Company has capital loss carryforwards of $674,000 for both federal and California which will expire in 2012.

The Company’s federal and California state income tax returns for tax years 2007 and 2006, respectively, and beyond remain subject to examination by the Internal Revenue Service and Franchise Tax Board, respectively.  In addition, all of the net operating losses that may be used in future years are still subject to adjustment.

The Company did not have unrecognized tax benefits as of December 31, 2010 and we do not expect this to change significantly over the next twelve months.  The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of December 31, 2010, the Company has not accrued interest or penalties.

15. Commitments and Contingencies

Future minimum lease payments

Prosper leases its corporate office and co-location facility under non-cancelable operating leases that expire in July 2011 and August 2011, respectively. Prosper’s corporate office lease has the option to renew for an additional three years.  Future minimum rental payments under these leases as of December 31, 2010 are as follows:

Year ending December 31:	2010
2011	$265,513
Total future operating lease obligations	$265,513

Rental expense under premises-operating lease arrangements was approximately $410,000 for each of the years ended December 31, 2010 and 2009.

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

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the Company prevails to a maximum of $49.8 million which represents the remaining outstanding principal amount of $4.8 million and loans charged off of $45.0 million as of December 31, 2010.

On November 25, 2008, the Company signed a settlement agreement with the North American Securities Administrators Association (“NASAA”) to pay penalties not to exceed $1.0 million to the States in order to resolve matters relating to Prosper’s alleged unregistered offer and sale of securities. The $1.0 million penalty would be allocated among the states where Prosper conducts business, based on the loan sale transaction volume in each state. However, Prosper will not be required to pay any portion of the fine to those states which elect not to participate in the settlement. For the years ended December 31, 2010 and, 2009, the Company had accrued approximately $284,000 and $356,000, respectively, in connection with this contingent liability in accordance with ASC Topic 450, Contingencies (formerly, SFAS No. 5, Accounting for Contingencies). The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state using the Company’s originations since inception. A weighting was then applied by state to assign a likelihood that the penalty will be claimed. In estimating the probability of a claim being made, we considered factors such as the nature of the settlement agreement, whether the states had given any indication of their concern regarding the sale of the promissory notes, and the probability of states opting out of the settlement to pursue their own litigation against the Company, whether penalty is sufficient to compensate these states for the cost of processing the settlement and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known. Penalties will be paid promptly after a state reviews and agrees to the language of the consent order. There is no deadline for the states to decide whether to enforce the consent order. On April 21, 2009, the Company and NASAA finalized a template consent order, which NASAA is recommending that the states adopt in settling any state initiated matters with the Company. During 2009, the Company entered into 27 consent order agreements and has paid an aggregate of $356,555 in penalties.  During 2010, the Company entered into 5 consent order agreements and has paid an aggregate of $72,182 in penalties.

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

Some of the individual defendants filed a demurrer to the First Amended Complaint, which was heard on June 11, 2009 and sustained by the court with leave to amend until July 10, 2009.  The plaintiffs filed a Second Amended Complaint on July 10, 2009, to which the same individual defendants demurred.  On September 15, 2009, this demurrer was sustained by the court without leave to amend.  On February 25, 2011, the plaintiffs filed a Third Amended Complaint, which removed David Booth as a plaintiff and added Brian Russom and Michael Del Greco as plaintiffs.  The new plaintiffs are representing the same putative class and prosecuting the same claims as the previously named plaintiffs.

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

We intend to vigorously defend the class action lawsuit and vigorously prosecute our suit against Greenwich.  We cannot, however, presently determine or estimate the final outcome of either lawsuit, and there can be no assurance that either matter will be finally resolved in our favor.  If the class action lawsuit is not resolved in our favor, we might be obliged to pay damages, and might be subject to such equitable relief as a court may determine.  If our lawsuit against Greenwich is not resolved in our favor, we might not be able to recover proceeds from Greenwich that are sufficient to offset any losses we incur in the class action lawsuit.

As of December 31, 2010, the lawsuits are in their preliminary stages and their probable outcomes cannot presently be determined, nor can the amount of damages or other costs that might be borne by Prosper be estimated.

16. Related Parties

Prosper’s executive officers, directors and certain affiliates participate on the Company’s lending platform by placing bids and purchasing loans originated from Prosper.  The aggregate amount of the loans purchased and the income earned by these related parties as of December 31, 2010 and 2009 are summarized below:

Related Party	Aggregate Amount of Loans Purchased		Income Earned on Loans
	2010	2009	2010	2009
Executive officers and management	$672,799	$493,523	$15,034	$7,746
Directors	724,094	526,216	19,734	17,453
Affiliate	248,274	167,259	468	2,098
	$1,645,167	$1,186,998	$35,236	$27,297

The loans were obtained on terms and conditions that were not more favorable than those obtained by other lenders. Of the total aggregate amount of loans purchased since inception approximately $171,006 or 10% and $152,301 or 13% of principal has been charged off through December 31, 2010 and 2009, respectively. Prosper has earned approximately $2,290 and $1,648 in servicing fee revenue related to these loans for the years ended December 31, 2010 and 2009, respectively.

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

18. Subsequent Events

On January 26, 2011, the court issued a final statement of decision finding that Greenwich has a duty to defend the class action lawsuit, and requiring that Greenwich pay Prosper's past and future defense costs in the class action suit up to $2 million.  On February 24, 2011, Greenwich made a payment to Prosper in the amount of $1,728,273 to reimburse Prosper for the defense costs it had already incurred in the class action suit.  Greenwich is required to reimburse Prosper for up to an additional $271,727 in defense costs for the class action suit going forward.  Each such reimbursement will be due within 30 days of  Prosper incurring any such costs and presenting the applicable invoice to Greenwich.  Greenwich is also required to pay Prosper pre-judgment interest on the defense costs incurred by Prosper in the class action suit prior to the Court’s decision.  The amount of this pre-judgment interest is $164,828.  Greenwich will be required to make this pre-judgment interest payment to Prosper when a final judgment has been entered in the insurance suit.

On February 25, 2011, we exercised our option to extend our corporate office lease term by two years so that the lease will expire on July 31, 2013.

On March 9, 2011, we amended our Articles of Incorporation to increase the number of authorized common stock by 296,886 to 43,860,321.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2011.
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

Name	Title	Date

/s/ Christian A. Larsen	Chief Executive Officer (principal executive officer); Director	March 29, 2010
Christian A. Larsen

/s/ Kirk T. Inglis	Chief Financial Officer (principal financial and accounting officer); Chief Operating Officer	March 29, 2010
Kirk T. Inglis

/s/ James W. Breyer		March 29, 2010
James W. Breyer	Director

/s/ Lawrence W. Cheng		March 29, 2010
Lawrence W. Cheng	Director

/s/ Court B. Coursey		March 29, 2010
Court B. Coursey	Director

/s/ Nigel W. Morris		March 29, 2010
Nigel W. Morris	Director

S-1

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant

3.2	Bylaws of the Registrant, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of the Company’s Form S-1, filed October 30, 2007)

4.1	Form of Prosper Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.2)

4.2	Indenture, dated June 15, 2009, between Prosper Marketplace, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of the Company’s Form S-1/A, filed June 26, 2009)

10.1	Form of Borrower Registration Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Post Effective Amendment No. 3, Registration No. 333-147019, filed December 17, 2010)

10.2
Form of Lender Registration Agreement (Note Commitment, Purchase and Sale Agreement) (incorporated by reference to Exhibit 10.2 of the Company’s Post Effective Amendment No. 3, Registration No. 333-147019, filed December 17, 2010)

10.3
Amended and Restated Loan Account Program Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed November 12, 2010) (1)

10.4
Amended and Restated Loan Sale Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report Form 10-Q, filed November 12, 2010) (1)

10.5
Hosting Services Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1/A, filed April 14, 2009)

10.6
Prosper-Folio Services Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1/A, filed April 14, 2009)

10.7
Prosper-Folio Software License Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1/A, filed April 14, 2009)

24.1	Power of Attorney (see page S-1 of this report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial and Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act.