Form 10-Q
period 2011-03-31
PROSPER MARKETPLACE INC
filed 2011-05-12
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

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

As of April 28, 2011, there were 4,483,667 shares of the registrant’s common stock outstanding.

i

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

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2010, particularly under the caption “Risk Factors.”

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2010, particularly under the caption “Risk Factors.” We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

PART I. Financial Information
Item 1. Financial Statements

Prosper Marketplace, Inc.
Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note 2)
ASSETS
Cash and cash equivalents	$3,226,438	$4,284,228
Restricted cash	2,977,743	2,566,631
Servicing rights	967	2,986
Receivables	22,205	6,306
Borrower Loans Receivable at fair value	30,359,534	23,689,950
Property and equipment, net	739,291	765,210
Prepaid and other assets	129,964	174,805
Intangible assets, net	20,123	50,306
Total assets	$37,476,265	$31,540,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$669,138	$554,347
Accrued liabilities	1,518,447	1,219,239
Borrower Payment Dependent Notes at fair value	30,026,687	23,478,046
Repurchase obligation	13,001	71,001
Notes payable	294,297	288,594

Total liabilities	32,521,570	25,611,227

Commitments and contingencies (see Note 12)

Stockholders' Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding as of March 31, 2011 and December 31, 2010)	4,024	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding as of March 31, 2011 and December 31, 2010)	3,310	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized, issued and outstanding as of March 31, 2011 and December 31, 2010)	2,064	2,064
Convertible preferred stock – Series D ($0.001 par value; 20,543,819 shares authorized; 20,340,705 issued and outstanding as of March 31, 2011 and December 31, 2010)	20,341	20,341
Convertible preferred stock – Series D-1 ($0.001 par value; 3,110,188 shares authorized, issued and outstanding as of March 31, 2011 and December 31, 2010)	3,110	3,110
Common stock ($0.001 par value; 43,860,321 shares authorized; 4,498,667 shares and 4,478,667 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	4,485	4,480
Additional paid-in capital	56,745,700	56,659,849
Accumulated deficit	(51,828,339)	(50,767,983)
Total stockholders' equity	4,954,695	5,929,195

Total liabilities and stockholders' equity	$37,476,265	$31,540,422

The accompanying notes are an integral part of these financial statements.

Prosper Marketplace, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Origination fees	$393,302	$148,605
Loan servicing fees	12,019	65,085
Interest income on Borrower Loans and Payment Dependent Notes, net	80,274	25,874
Rebates and promotions	(166,404)	(1,668)
	319,191	237,896

Cost of revenues
Cost of services	(302,823)	(182,391)
Reversal of (Provision for) loan and Note repurchases	60,669	(8,033)
Net revenues	77,037	47,472

Operating expenses
Compensation and benefits	1,558,209	1,174,825
Marketing and advertising	517,995	287,048
Depreciation and amortization	123,264	129,731
General and administrative
Professional services	596,960	724,209
Facilities and maintenance	150,198	163,856
Other	227,694	315,327
Total expenses	3,174,320	2,794,996
Loss before other income	(3,097,283)	(2,747,524)

Other income
Interest income	1,034	469
Change in fair value on Borrower Loans and Payment Dependent Notes, net	284,692	90,709
Insurance recoveries	1,728,273	-
Other income	22,929	13,626
Total other income, net	2,036,928	104,804

Loss before income taxes	(1,060,355)	(2,642,720)
Provision for income taxes	-	-
Net loss	$(1,060,355)	$(2,642,720)

Net loss per share – basic and diluted	$(0.24)	$(0.59)
Weighted average shares - basic and diluted net loss per share	4,497,556	4,460,667

The accompanying notes are an integral part of these financial statements.

Prosper Marketplace, Inc.
Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2010 (Audited)	9,397,939	$9,398	4,460,667	$4,462	$41,406,457	$(40,625,261)	$795,056

Exercise of stock options							-

Issuance of common stock warrants					96,625		96,625

Compensation expense					59,222		59,222

Net loss						(2,642,720)	(2,642,720)

Balance as of March 31, 2010 (Unaudited)	9,397,939	$9,398	4,460,667	$4,462	$41,562,304	$(43,267,981)	$(1,691,817)

Balance as of January 1, 2011 (Audited)	32,848,832	$32,849	4,478,667	$4,480	$56,659,849	$(50,767,983)	$5,929,195

Exercise of stock options			20,000	5	4,995		5,000

Issuance of common stock warrants					8,958		8,958

Compensation expense					71,898		71,898

Net loss						(1,060,355)	(1,060,355)

Balance as of March 31, 2011 (Unaudited)	32,848,832	$32,849	4,498,667	$4,485	$56,745,700	$(51,828,338)	$4,954,696

The accompanying notes are an integral part of these financial statements.

Prosper Marketplace, Inc.
Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,060,355)	$(2,642,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,264	129,731
Change in fair value of Borrower Loans	295,451	634,691
Change in fair value of Borrower Payment Dependent Notes	(580,143)	(725,400)
Stock-based compensation expense	71,898	59,222
Promotional and marketing expenses paid with warrants	8,958	–
Provision for (Reversal of) loan and Note repurchases	(60,669)	8,033
Change in fair value of servicing rights	2,019	7,114
Amortization of discount on long-term debt	5,703	74,649
Changes in operating assets and liabilities:
Restricted cash	(411,112)	114,675
Receivables	(15,899)	5,946
Prepaid and other assets	44,841	42,330
Accounts payable and accrued liabilities	413,999	241,187
Loan and Note repurchases	2,669	1,967
Net cash used in operating activities	(1,159,376)	(2,048,575)

Cash flows from investing activities:
Origination of Borrower Loans held at fair value	(11,471,874)	(5,933,690)
Repayment of Borrower Loans held at fair value	4,506,839	1,337,679
Purchases of property and equipment	(67,163)	(144,162)
Net cash used in investing activities	(7,032,198)	(4,740,173)

Cash flows from financing activities:
Proceeds from issuance of Notes held at fair value	11,471,874	5,933,690
Payment of Notes held at fair value	(4,343,090)	(1,311,571)
Proceeds from the issuance of notes payable	–	2,300,000
Proceeds from issuance of common stock	5,000	–
Net cash provided by financing activities	7,133,784	6,922,119

Net increase (decrease) in cash and cash equivalents	(1,057,790)	133,371
Cash and cash equivalents at beginning of the period	4,284,228	616,089
Cash and cash equivalents at end of the period	$3,226,438	$749,460

The accompanying notes are an integral part of these financial statements.

PROSPER MARKETPLACE, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1. Operations and Business

Prosper Marketplace, Inc. (“Prosper,” the “Company,” “we,” “us,” “our”) was incorporated in the state of Delaware on March 22, 2005. Prosper is an online marketplace for peer-to-peer lending. Prosper’s website provides an online marketplace for loans where people list and bid on loans with interest rates of return determined by Prosper.   Lender members access our platform and “bid” the amount they are willing to commit to the purchase of a Note that is dependent for payment on the corresponding borrower loan, at interest rates set by Prosper.  Loan terms are subject to minimum and maximum loan amounts determined by the borrower’s credit bureau score and Prosper score, at interest rates set by Prosper.  Prosper facilitates the lending and borrowing activities and acts as an agent to the lender by maintaining its online marketplace. Prosper also handles all ongoing loan administration tasks, including loan servicing and collections on behalf of the lenders. Prosper generates revenue by collecting one-time fees from borrowers on funded loans and from loan servicing fees paid by lender members.

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term set at one, three or five years as of March 31, 2011.  All borrowers are funded by WebBank, an FDIC-insured, Utah-chartered industrial bank.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.

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

As reflected in the accompanying financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $51.8 million as of March 31, 2011.  For the three months ended March 31, 2011, the Company incurred a net loss of $1.1 million and the Company had negative cash flows from operations of $1.2 million. The Company does not believe that its cash resources are sufficient to sustain its operations through 2011 without obtaining additional financing. Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.  Although, the Company does not currently have any agreements in place with respect to any such additional financing or strategic opportunity, management believes it will secure additional financing in the near future sufficient to meet its ongoing operations and strategic plan through 2011.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) and disclosure requirements for interim financial information and the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. Management believes these unaudited interim financial statements reflect all adjustments, including those of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Servicing Rights

Prosper accounts for its servicing rights for loans originated prior to October 16, 2008 under the fair value measurement method of reporting in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 860-50, Servicing Assets and Liabilities. Under the fair value method, Prosper measures its servicing rights at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur.

Prosper estimates the fair value of the servicing rights using a discounted cash flow model to project future expected cash flows based upon a set of valuation assumptions.  Prosper believes market participants would use for similar rights. The primary assumptions Prosper uses to value its servicing rights include prepayment speeds, default rates, cost to service, profit margin, and discount rate. Prosper reviews these assumptions quarterly to ensure that they remain consistent with market conditions. Inaccurate assumptions in valuing servicing rights could affect Prosper’s results of operations.

Borrower Loans and Borrower Payment Dependent Notes

 As of July 13, 2009, the Company implemented its new operating structure and began issuing Notes and purchasing loans from WebBank, and holding the loans until maturity.  Prosper’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper.   As a result of these changes, borrower loans and the Notes are carried on our balance sheet as assets and liabilities, respectively.  In conjunction with our new operating structure, we adopted the provisions of ASC Topic 825, Financial Instruments.  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  The fair value election, with respect to an item, may not be revoked once an election is made.  In applying the provisions of ASC Topic 825, we recorded assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute.  We do not record a specific allowance account related to the borrower loans and Notes in which we have elected the fair value option, but rather estimate the fair value of the borrower loans and Notes using discounted cash flow methodologies adjusted for Prosper’s historical loss and recovery rates.  We have reported the aggregate fair value of the borrower loans and Notes as separate line items in the assets and liabilities sections of the balance sheet using the methods described in ASC Topic 820, Fair Value Measurements and Disclosures– See Fair Value Measurement. We did not apply the provisions of ASC Topic 825 to loans issued prior to July 13, 2009.

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

Interest income (expense) on Borrower Loans receivable and Payment Dependent Notes

We recognize interest income on our borrower loan receivable using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Payment Dependent Note based on the contractual interest rate. Gross interest income earned and gross interest expense incurred was $1,458,204 and $1,377,930, and $459,491 and $433,617, for the three months ended March 31, 2011 and 2010, respectively.

Advertising and Promotional Expenses

Under the provisions of ASC Topic 720, Other Expenses, the costs of advertising are expensed as incurred. Advertising costs were approximately $518,000 and $287,000 for the three months ended March 31, 2011 and 2010, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Stock Compensation.  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to awards that is expected to vest is amortized using the straight line method over the vesting term of the stock-based award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. The forfeitures were estimated based on historical experience. The Company estimated its annual forfeiture rate to be 23.4%and 23.5% for the three months ended March 31, 2011 and 2010, respectively.

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

The fair value of stock option awards for the three months ended March 31, 2011 and 2010 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended
	March 31,
	2011	2010
Volatility of common stock	65.84%	**
Risk-free interest rate	1.70%	**
Expected life*	4.5 years	**
Dividend yield	0%	**
Weighted-average fair value of grants	$0.20	**

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

Total stock-based compensation expense for employee and non-employee stock-option awards reflected in the statements of operations for the three months ended March 31, 2011 and 2010 was $71,898 and $59,222, respectively.  As of March 31, 2011, the unamortized stock-based compensation expense related to unvested stock-based awards was approximately $314,764 which will be recognized over the remaining vesting period of approximately 2.7 years.

Net Loss Per Share

Prosper computes net loss per share in accordance with ASC Topic 260 Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At March 31, 2011, there were outstanding convertible preferred stock, warrants and options convertible into 32,848,832, 572,703 and 6,716,503 common shares, respectively, which may dilute future earnings per share. Due to the Company reporting a net loss for the three months ended March 31, 2011 and 2010, there is no calculation of fully-diluted earnings per share as all common stock equivalents are anti-dilutive.

Income Taxes

Prosper uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Under ASC Topic 740, Income Taxes. our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change.

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

Under ASC Topic 820, assets and liabilities carried at fair value in the balance sheets are classified among three levels based on the observability of the inputs used to determine fair value:

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing rights	—	—	$2,986	$2,986
Borrower Loans receivable	—	—	23,689,950	23,689,950

Liabilities
Borrower Payment Dependent Notes	—	—	$23,478,046	$23,478,046

March 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing rights	—	—	$967	$967
Borrower Loans receivable	—	—	30,654,985	30,654,985

Liabilities
Borrower Payment Dependent Notes	—	—	$30,606,830	$30,606,830

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

 Our obligation to pay principal and interest on any Note is equal to the loan payments, if any, we receive on the corresponding borrower loan, net of our 1.0% servicing fee.  As such, the fair value of the Note is approximately equal to the fair value of the borrower loans, adjusted for the 1.0% servicing fee.  Any unrealized gains or losses on the borrower loans and Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations.  The effective interest rate associated with the Notes will be less than the interest rate earned on the borrower loans due to the 1.0% servicing fee.  See Note 4 for a rollforward and further discussion of the significant assumptions used to value borrower loans and Notes.

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

Prosper reviews these assumptions to ensure that they remain consistent with the market conditions. Inaccurate assumptions in valuing the servicing rights could affect Prosper’s results of operations. Due to the nature of the valuation inputs, servicing assets are classified as Level 3. The change in the fair-value of servicing rights is included in cost of services in the statement of operations.  See Note 3 for a further discussion of the significant assumptions used to value servicing rights.

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Servicing Rights	Borrower Loans	Borrower Payment Dependent Notes	Total
Balance at January 1, 2010	$24,319	$7,020,363	$(6,903,173)	$141,509
Originations		5,933,690	(5,933,690)	—
Principal repayments		(1,337,679)	1,311,571	(26,108)
Change in fair value on borrower loans and Payment Dependent Notes		(634,691)	725,400	90,709
Change in fair value of servicing rights	(7,114)	—	—	(7,114)
Balance at March 31, 2010	$17,205	$10,981,683	$(10,799,892)	$198,996

Balance at January 1, 2011	$2,986	$23,689,950	$(23,478,046)	$214,890
Originations		11,471,874	(11,471,874)	—
Principal repayments		(4,506,839)	4,343,090	(163,749)
Change in fair value on borrower loans and Payment Dependent Notes		(295,451)	580,143	284,692
Change in fair value of servicing rights	(2,019)	—	—	(2,019)
Balance at March 31, 2011	$967	$30,359,534	$(30,026,687)	$333,814

New Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in fiscal years beginning after December 15, 2009. The adoption of this standard did not have a material impact on our financial statements.

3. Servicing Rights

Prosper calculates the fair value of the servicing asset based on the following assumptions:

	March 31,
	2011	2010
Unpaid principal loan balance under service	$2,200,000	$20,100,000
Servicing fees	0.0% - 1.0%	0.0% - 1.0%
Projected prepayment speed	2.32%	1.20%
Discount rate	25%	25%

No servicing rights were purchased or sold during the three months ended March 31, 2011.

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

For borrower loans originated and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of March 31, 2011:

Monthly prepayment rate speed	0.49%
Recovery rate	5.32%
Discount rate *	19.07%
Weighted average default rate	9.30%
* This is the average discount rate among all of Prosper’s credit grades

The following table presents additional information about borrower loans and Notes measured at fair value on a recurring basis for the three months ended March 31, 2011:

	Borrower Loans	Notes
Fair value at January 1, 2011	$23,689,950	$23,478,046
Originations	11,471,874	11,471,874
Principal repayments	(4,175,417)	(4,011,668)
Borrower Loans and Notes charged-off during the period	(331,422)	(331,422)
Realized and unrealized losses included in earnings	(295,451)	—
Realized and unrealized gains included in earnings	—	(580,143)
Fair value at March 31, 2011	$30,359,534	$30,026,587

Due to the recent origination of the borrower loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  The Company had no originations of borrower loans or issuances of Notes prior to July 13, 2009. Of the loans originated from July 13, 2009 to March 31, 2011, the Company had 333 loans which were 90 days or more delinquent for an aggregate principal amount of $1,213,774 and a fair value of $55,971 as of March 31, 2011.

5. Notes Payable

As of March 31, 2011 and December 31, 2010, notes payable consist of the following:

	March 31, 2011	December 31, 2010
Non-interest bearing promissory note	$300,000	$300,000
Unamortized discount on the non-interest bearing note	(5,703)	(11,046)
Total promissory notes payable	$294,297	$288,594

Non-interest bearing promissory note

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. The note was discounted by $109,583 for a net payable of $270,417. The promissory note includes both principal and interest and is payable in annual installments of $20,000 due on the first, second, third, and fourth anniversary of the note and $300,000 due on the fifth anniversary of the note. Interest on the note was imputed at an 8% annual rate and is amortized to interest expense over the five year life of the loan.  The carrying value at March 31, 2011 and 2010 is $294,297 and $292,051 respectively.  The fair value is calculated based on discounted cash flows and is estimated to be $289,025 and $268,266 at March 31, 2011 and 2010, respectively.  We recorded amortized interest expense of $5,703 and $5,514 for the three months ended March 31, 2011 and 2010, respectively.

6. Accrued Liabilities

As of March 31, 2011 and December 31, 2010, accrued liabilities consist of the following:

	March 31,	December 31,
	2011	2010
Legal accruals and fees	$525,775	$373,572
Audit, tax and accounting	334,951	411,256
Payroll and benefits	199,316	161,732
Loan servicing costs	120,216	115,364
Other	338,189	157,315
	$1,518,447	$1,219,239

 7. Repurchase Obligation

Changes in the repurchase obligation are summarized below:

Balance at January 1, 2011	$71,001
Reversal of provision for Loans and Notes repurchases	(55,331)
Repurchased Loans and Notes recoveries during the period	(2,669)
Balance at March 31, 2011	$13,001

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended March 30,
	2011	2010
Numerator:
Net loss	$(1,060,355)	$(2,642,720)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	4,497,556	4,460,667
Basic and diluted net loss per share	$(0.31)	$(0.59)

Due to losses attributable to common stockholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	March 31,
	2011	2010
Excluded Securities:
Convertible preferred stock issued and outstanding	32,848,832	9,397,939
Stock options issued and outstanding	6,716,503	1,757,440
Total common stock equivalents excluded from diluted net loss per common share computation	40,138,038	11,155,379

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

Dividends

The holders of the Series A, Series B, Series C and Series D preferred stock are entitled to receive dividends at an annual rate of 8% per share for the preferred stock times the Liquidation Preference for such shares of preferred stock payable in preference and priority to any declaration or payment of any distribution on common stock or Series D-1 preferred stock.  The Series D-1 preferred stock are not entitled to receive dividends in preference and priority to or on a pari passu basis with the other preferred stock. In addition, the Series D-1 preferred stock are not entitled to receive dividends in preference and priority to any distribution of common stock. Such dividends shall be payable only when, as, and if declared by the Board of Directors. To date, no dividends have been declared, and there are no dividends in arrears at March 31, 2011. The right to receive dividends on shares of Series D shall be cumulative from and after the date of issuance of the Series D preferred stock. The right to receive dividends of Series A, Series B and Series C are not cumulative. No right to such dividends shall accrue to holders of Preferred Stock by reason of the fact that dividends on said shares are not declared or paid in any calendar year.

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

Common Stock

Prosper is authorized to issue up to 43,860,321 shares of common stock, $0.001 par value, of which 4,498,667 and 4,478,667 shares were issued and outstanding as of March 31, 2011, and December 31, 2010, respectively.  Each holder of common stock shall be entitled to one vote for each share of common stock held.

Common Stock Issued upon Exercise of Stock Options

For the three months ended March 31, 2011, the Company issued 20,000 shares upon the exercise of options for cash proceeds of $5,000.

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

Option activity under the Option Plan is summarized as follows for the periods below:

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance as of January 1, 2010	1,897,126	$0.96
Options granted (weighted average fair value of $0.00)	-	$0.00
Options exercised	-	$0.00
Options canceled	(139,686)	$1.05
Balance as of March 31, 2010	1,757,440	$0.95

Balance as of January 1, 2011	5,766,859	$0.30
Options granted (weighted average fair value of $0.20)	1,112,978	$0.20
Options exercised	(20,000)	$0.25
Options canceled	(143,334)	$0.39
Balance as of March 31, 2011	6,716,503	$0.28

Options outstanding and exercisable at March 31, 2011	764,827	$0.73

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of March 31, 2011 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.20 - $0.20	5,842,917	9.36	$0.20	$–	127,290	$0.20	$–
$0.25 - $0.25	34,158	4.43	0.25	–	34,158	0.25	–
$0.50 - $0.50	304,117	5.62	0.50	–	303,595	0.50	–
$0.56 - $0.56	365,000	8.34	0.56	–	154,685	0.56	–
$1.94 - $1.94	125,311	7.76	1.94	–	110,829	1.94	–
$2.17 - $2.17	45,000	6.94	2.17	–	34,270	2.17	–
	6,716,503	9.06	$0.28	$–	764,827	$0.73	$–

The intrinsic value is calculated as the difference between the value of Prosper's common stock at March 31, 2011, which was $0.20 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the three months ended March 31, 2011 and 2010 reflect the expenses that Prosper expects to recognize after the consideration of estimated forfeitures.

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

Due to the book and tax net losses incurred during the three months ended March 31, 2011 and 2010, Prosper has not incurred any income tax expense during those periods.  In addition, Prosper has maintained a full valuation allowance against its net deferred tax assets because the realization of those deferred tax assets is dependent upon future earnings, and the amount and timing of those earnings, if any is uncertain.

12. Commitments and Contingencies

Future minimum lease payments and other commitments

Prosper leases its corporate office and co-location facility under noncancelable operating leases that expire in July 2011 and August 2011, respectively. Prosper’s corporate office lease has the option to renew for an additional three years.  On February 25, 2011, we exercised our option to extend our corporate office lease term by two years so that the lease will expire on July 31, 2013. Future minimum rental payments under these leases as of March 31, 2011 are as follows:

Remaining nine months ended December 31, 2011	$278,371
Years ended December 31:
2012	293,184
2013	171,024
Total future operating lease obligations	$742,579

Rental expense under premises-operating lease arrangements was approximately $102,400 for both the three months ended March 31, 2011, and March 31, 2010, respectively.

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

On March 3, 2009, the Company entered into an agreement with a third party broker-dealer in which the third party agreed to operate and maintain Prosper’s Note Trader Platform on which lender members may offer their Notes for sale to other lender members.  The Company, if any, is required to pay the third party broker-dealer an agreed upon monthly fee which equals the difference between the minimum monthly fee and the transaction fees collected by the third party provider during that month.

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

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the Company prevails to a maximum of $47.2 million which represents the remaining outstanding principal amount of $2.1 million and loans charged off of $45.1 million as of March 31, 2011.

On November 25, 2008, the Company signed a settlement agreement with the North American Securities Administrators Association (“NASAA”) to pay penalties not to exceed $1.0 million to the States in order to resolve matters relating to Prosper’s alleged unregistered offer and sale of securities. The $1.0 million penalty would be allocated among the states where Prosper conducts business, based on the loan sale transaction volume in each state. However, Prosper will not be required to pay any portion of the fine to those states which elect not to participate in the settlement. As of March 31, 2011 and December 31, 2010, the Company had accrued approximately $282,000 and $284,000, respectively, in connection with this contingent liability in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state using the Company’s originations since inception. A weighting was then applied by state to assign a likelihood that the penalty will be claimed. In estimating the probability of a claim being made, we considered factors such as the nature of the settlement agreement, whether the states had given any indication of their concern regarding the sale of the promissory notes, and the probability of states opting out of the settlement to pursue their own litigation against the Company, whether penalty is sufficient to compensate these states for the cost of processing the settlement and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known. Penalties will be paid promptly after a state reviews and agrees to the language of the consent order. There is no deadline for the states to decide whether to enforce the consent order. On April 21, 2009, the Company and NASAA finalized a template consent order, which NASAA is recommending that the states adopt in settling any state initiated matters with the Company.  As of March 31, 2011, the Company entered into 32 consent order agreements and has paid an aggregate of $431,663 in penalties.

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

On January 26, 2011, the court issued a final statement of decision finding that Greenwich has a duty to defend the class action lawsuit, and requiring that Greenwich pay Prosper's past and future defense costs in the class action suit up to $2 million.  On February 24, 2011, Greenwich made a payment to Prosper in the amount of $1,728,273 to reimburse Prosper for the defense costs it had already incurred in the class action suit. This reimbursement is reflected in Other Income in our Statement of Operations. Greenwich is required to reimburse Prosper for up to an additional $271,727 in defense costs for the class action suit going forward.  Each such reimbursement will be due within 30 days of Prosper incurring any such costs and presenting the applicable invoice to Greenwich.  Greenwich is also required to pay Prosper pre-judgment interest on the defense costs incurred by Prosper in the class action suit prior to the Court’s decision.  The amount of this pre-judgment interest is $164,828.  Greenwich will be required to make this pre-judgment interest payment to Prosper when a final judgment has been entered in the insurance suit.

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

As of March 31, 2011, the lawsuits are in their preliminary stages and their probable outcomes cannot presently be determined, nor can the amount of damages or other costs that might be borne by Prosper be estimated.

13. Related Parties

Prosper’s executive officers, directors and certain affiliates participate on the Company’s lending platform by placing bids and purchasing loans originated from Prosper.  The aggregate amount of loans purchased and the income earned by these related parties as of March 31, 2011 and 2010 are summarized below:

Related Party	Aggregate Amount of Loans Purchased		Interest Earned on Loans for the Three Months ended,
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Executive officers & management	$827,791	$519,190	$8,925	$2,878
Directors	395,388	553,193	4,272	4,134
Affiliate	706,335	167,259	14,651	129
	$1,929,514	$1,239,642	$27,847	$7,141

 The loans were obtained on the same terms and conditions as those obtained by other lenders. Of the total aggregate amount of loans purchased since inception approximately $170,774 or 9% and $158,166 or 13% of principal has been charged off through March 31, 2011 and 2010, respectively. Prosper earned approximately $1,033 and $396 of servicing fee revenue related to these loans for the three months ended March 31, 2011 and 2010, respectively.

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

Our Operating History

We incorporated in Delaware in March 2005 and launched our public website, www.prosper.com on February 13, 2006.  As of March 31, 2011, our platform has facilitated 38,443 borrower loans since its launch.

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

We have a limited operating history and have incurred net losses since our inception.  Our net loss was $1,060,355 and $2,642,720 for the three months ended March 31, 2011 and 2010, respectively.  We earn revenues primarily from borrower origination fees, non-sufficient funds fees and lender member service fees. At this stage of our development, we have funded our operations primarily with proceeds from equity financings, which are described below under “Liquidity and Capital Resources.”

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

During the first quarter of 2011, we have increased our origination volume consistently month over month.  We hope to continue that trend of growth as our borrower and lender bases continue to strengthen and become more familiar with our platform.  Overtime we expect our lender base to grow as we gain more exposure to potential lenders and establish our notes as a viable investment alternative.  We continue to make developments to our website to better serve our customers and provide an intuitive and straightforward way to borrow and lend money at a peer to peer level.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles.  The preparation of financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosures.  Prosper bases its estimates on historical experience and on various other assumptions that Prosper believes to be reasonable under the circumstances.  Actual results could differ from those estimates.  Our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this quarterly report.

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

For additional information and discussion, see Note 2 and Note 4 to the financial statements included elsewhere in this report.

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

 In conjunction with our new operating structure effective July 13, 2009, we adopted the provisions of ASC Topic 825, Financial Instruments.  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We applied the provisions of ASC Topic 825 to the borrower loans and Notes issued subsequent to July 13, 2009 on an instrument by instrument basis.  We did not apply the provisions of ASC Topic 825 to loans issued prior July 13, 2009.  The aggregate fair value of the borrower loans and Notes are reported as separate line items in the assets and liabilities sections of the  balance sheet using the methods described in ASC Topic 820.

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

   For borrower loans and Notes issued after July 13, 2009, we used the following average assumptions to determine fair value measurement the fair value as of March 31, 2011:

Monthly prepayment rate speed	0.49%
Recovery rate	5.32%
Discount rate *	19.07%
Weighted average default rate	9.30%
* This is the average discount rate among all of Prosper’s credit grades

    Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at March 31, 2011 for borrower loans and Notes are presented in the following table:

		Payment
	Borrower	Dependent
	Loans	Notes
Discount rate assumption:	9.30%	9.30%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(559,600)	$554,700
200 basis point increase	(1,099,000)	1,088,700
Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$581,700	$(576,600)
200 basis point decrease	1,186,700	(1,176,300)

Default rate assumption:	19.07%	19.07%
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(280,400)	$304,000
20% higher default rates	(558,100)	580,000
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$281,700	$(254,400)
20% lower default rates	565,400	(536,200)

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

For additional information and discussion, see Note 2 and Note 4 to the financial statements included elsewhere in this report.

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

For additional information and discussion, see Note 2 and Note 3 to the financial statements included elsewhere in this report.

Repurchase Obligation

We are obligated to indemnify lenders and repurchase the Notes sold to the lenders in the event of violation of the applicable federal/state/local lending laws or verifiable identify theft.  Our limited operating history, the lack of industry comparables and the potential to impact financial performance make the repurchase obligation a critical accounting policy.

We accrue a provision for the repurchase obligation when the Notes are sold to the lender members in an amount considered appropriate to reserve for our repurchase obligation related to the Notes in the event of violation of the applicable federal/state/local lending laws or verifiable identify theft.  The repurchase obligation is evaluated at least once a quarter and represents an estimate based on the rate of historical repurchases as a percentage of originations (which generally occur within six to nine months of origination).  The repurchase obligation may include a judgmental management adjustment due to our limited operating history, changes in current economic conditions, the risk of new and as yet undetected fraud schemes, origination unit and dollar volumes, and the lack of industry comparables.

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

Stock-Based Compensation

We account for stock-based compensation for employees using fair-value based accounting in accordance with ASC Topic 718, Stock Compensation.  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes model to determine the fair value of stock options granted to employees.  The stock-based compensation expense related to awards that are expected to vest is amortized over the vesting term of the stock-based award, which is generally four years.

Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense.  The forfeiture rate is estimated based on historical experience and revised on a quarterly basis.  The significant assumptions used in the calculation of stock based compensation are discussed in detail in Note 2 to our financial statements included elsewhere in this report.

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

Results of Operations

Our results of operations for the three months ended March 31, 2011 and 2010, together with the percentage change between periods, are set forth below.

Prosper Marketplace, Inc.
Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2011		2010		Change from prior period
	$	As % of sales	$	As % of sales	$ Increase / (Decrease)%
Revenues
Origination fees	$393,302		$148,605		$244,697	165%
Loan servicing fees	12,019		65,085		(53,066)	(82%)
Interest income on Borrower Loans and Borrower Payment Dependent Notes, net	80,274		25,874		54,400	210%
Rebates and promotions	(166,404)		(1,668)		(164,736)	9876%
	319,191		237,896		81,295	34%
Cost of Revenues
Cost of services	(302,823)	(95%)	(182,391)	(77%)	(120,432)	66%
Reversal of (Provision for) loan and Note repurchases	60,669	19%	(8,033)	(3%)	68,702	(855%)
Total revenues, net	77,037		47,472		29,565	62%

Operating expenses
Compensation and benefits	1,558,209	488%	1,174,825	494%	383,384	33%
Marketing and advertising	517,995	162%	287,048	121%	230,947	80%
Depreciation and amortization	123,264	39%	129,731	55%	(6,467)	(5%)
General and administrative
Professional services	596,960	187%	724,209	304%	(127,249)	(18%)
Facilities and maintenance	150,198	47%	163,856	69%	(13,658)	(8%)
Other	227,694	71%	315,327	133%	(87,633)	(28%)
Total expenses	3,174,320		2,794,996		379,324	14%
Loss before other income	(3,097,283)		(2,747,524)		(349,759)	13%

Other income
Interest Income	1,034	0%	469	0%	565	120%

Change in fair value on Borrower Loan and Borrower Payment Dependent Notes, net	284,692	89%	90,709	38%	193,983	214%
Insurance recoveries	1,728,273	541%	-	0%	1,728,273	n/a
Other income	22,929	7%	13,626	6%	9,303	68%
Total other income	2,036,928		104,804		1,932,124	1844%
Loss before income taxes	(1,060,355)		(2,642,720)		1,582,365	(60%)
Provision for Income taxes	-	0%	-	0%	-	n/a
Net Loss	$(1,060,355)		$(2,642,720)		$1,582,365	(60%)

Revenues

Origination Fees

Origination fees for the three months ended March 31, 2011 were $393.3 thousand, representing an increase of $244.7 thousand, as compared to $148.6 thousand for the three months ended March 31, 2010.   The significant increase in origination fees for the three months ended March 31, 2011 was primarily due to the Company increasing origination volume in the three months ended March 31, 2011 as compared to March 31, 2010.  The Company originated 1,744 loans totaling $11.5 million during the three months ended March 31, 2011 as compared to 1,243 loans totaling $5.9 million originated in the three months ended March 31, 2010.  The Company also altered its origination fees in late December 2010, as we eliminated minimum fee amounts for any borrowers with a Prosper Rating of A through HR.  In the first quarter of 2011 our origination volume increased due to a shift in various marketing avenues and refining operational processes which yielded greater listing and bidding activity.  As our company matures, our borrower and lender bases have become more familiar with our site as evidenced by an increase in the reinvestment of lender funds, additional capital being placed on the platform as well as borrowers securing second loans.

Loan Servicing Fees

For the three months ended March 31, 2011, loan servicing fees were $12.0 thousand, representing a decrease of $53.1 thousand, as compared to $65.1 thousand for the three months ended March 31, 2010.  The decrease in loan servicing fees is attributed primarily to the overall decrease in the outstanding principal balance of loans serviced from the comparable prior year periods.  As our loan servicing revenue primarily consists of loan servicing fees and non-sufficient funds fees on loans originated prior to October 16, 2008, we expect that over time servicing fee revenue will ultimately decrease to zero as the loans originated prior to October 16, 2008 mature.

 Interest Income on Borrower Loans and Payment Dependent Notes

Gross interest income earned and gross interest expense incurred were approximately $1.5 million and $1.4 million, respectively for the three months ended March 31, 2011, resulting in net interest income of $80.3 thousand. Gross interest income earned and gross interest expense incurred for the three months ended March 31, 2010 were approximately $459.5 thousand and $433.6 thousand, netting to $25.9 thousand in interest income.  The primary driver of this increase is the overall increase in the amount of loans that we originate and service at any given point.  As discussed earlier, our origination revenue has increased 165% which will inherently increase our gross interest income and expense.  Over time, we expect that revenues and expenses related to borrower loans and Notes will increase as we grow our platform.

Cost of Revenues

Cost of Services

Our cost of services are comprised primarily of credit bureau fees, payments to strategic partners, collection expenses, the change in fair value of servicing rights, referral program fees for certain partners and other expenses directly related to loan funding and servicing.  Cost of service expenses were $302.8 thousand for the three months ended March 31, 2011, an increase of $120.4 thousand, as compared to $182.4 thousand for the three months ended March 31, 2010.  The increase in our cost of services was due in part to an increase of $26.0 thousand in our credit bureau fees, as the Company experienced a proportional increase in loan listing volume for the three months ended March 31, 2011 as compared to the prior year period.  Strategic partnership fees paid to WebBank and Foliofn increased by $90.0 thousand over the prior year quarter as a result of the renegotiation of contractual terms.  These increases as well as other small increases in referral program fees and other expenses directly related to loan funding and servicing contributed to the overall increase in our cost of services.

Loan and Note Repurchases

Judgments in our favor have led to recoveries during the period which correspond to certain loan repurchases.  For the three months ended March 31, 2011 and 2010, we received recoveries on prior repurchased loans of approximately $3.5 thousand and $2.0 thousand, respectively.  For the three months ended March 31, 2011 and 2010, we recorded no repurchase losses.  Based on our analysis of our past loan repurchase history, we decreased our loan repurchase obligation to approximately $13.0 thousand from a previously recorded obligation of $71.0 thousand at December 31, 2010.  This resulted in a gain due to a reversal of prior estimates in our statement of operations of approximately $58.0 thousand.  We continue to devote a significant amount of attention to fraud prevention and will continue to enhance our fraud control procedures to maintain a low level of repurchased loans.

Other Income

Interest Income

Interest income on cash and cash equivalents was $1.0 thousand for the three months ended March 31, 2011 an increase of $0.5 thousand, as compared to $0.5 thousand for the three months ended March 31, 2010, respectively.  The increase in interest income for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily attributable to higher average cash balances in the first quarter of 2011, as compared to our average cash balances during the first quarter of 2010.

Change in Fair Value on Borrower Loans and Payment Dependent Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures, we elected to account for unrealized gains or losses on the borrower loans and borrower payment dependent notes on a fair value basis.  These amounts are included as a component of other income (expense) in our statement of operations. The total fair value adjustment was $295.4 thousand and $580.1 thousand for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $284.7 thousand for the three months ended March 31, 2011.  The total fair value adjustment was $634.7 thousand and $725.4 thousand for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $90.7 thousand for the three months ended March 31, 2010.

Insurance recoveries

During the first quarter of 2011 the Superior Court of California issued a final statement of decision finding that Greenwich, our insurance carrier with respect to our class action lawsuit, has a duty to defend the class action lawsuit, and requiring that Greenwich pay Prosper's past and future defense costs in the class action suit.  On February 24, 2011, Greenwich made a payment to us in the amount of $1,728,273 to reimburse us for the defense costs we had already incurred in the class action suit.  Please see our Note 15 “Commitment and Contingencies” in the notes to our financial statements contained elsewhere in this report for further information related to this payment by our former insurance carrier.

Other Income

Other income consists primarily of credit referral fees, where partner companies pay us an agreed upon amount for referrals of customers from our website.  Other income was $22.9 thousand for the three  months ended March 31, 2011, an increase of $9.3 thousand, as compared to $13.6 thousand for the three months ended March 31, 2010.  The increase in other income for the three months ended March 31, 2010 compared to the three months ended March 31, 2011 was due to the addition of a number of new partners as well as increased traffic to existing credit referral partners which represented the increase in credit referral volume in the first quarter of 2011.

Operating Expenses

Compensation and benefits were $1.6 million for the three months ended March 31, 2011, an increase of $383.4 thousand, as compared to $1.2 million for the three months ended March 31, 2010.  This increase was due to the increased employee headcount during the three months March 31, 2011 as compared to the three months ended March 31, 2010, which resulted in increases to salary and wages, payroll taxes, healthcare, accrued vacation, sick and holiday expenses.  The overall increase in compensation and benefits was also caused by an increase in contractor and bonus expense, the increase in the amount recognized for stock based compensation and a decrease in the amount of salaries capitalized related to the development of internal use software.

Marketing and advertising costs consist primarily of search engine marketing, online and offline campaigns, marketing promotions, affiliate marketing, public relations and direct mail marketing.  Marketing and advertising costs were $518.0 thousand for the three months ended March 31, 2011, an increase of $230.9 thousand, as compared to $287.1 thousand for the three months ended March 31, 2010.  This increase was primarily due to the increase in our affiliate programs, public relation, offline marketing and direct mail expenses.  During the first quarter of 2011 we have focused our marketing efforts on these avenues in order to increase our investor and borrower volume.

Depreciation and amortization expense was $123.3 thousand for the three months ended March 31, 2011, a decrease of $6.4 thousand, compared to $129.7 thousand for the three months ended March 31, 2010.  The decrease was primarily due to assets becoming fully depreciated during the period, however these decreases were partially offset by the capitalization of various internally developed software projects placed in service during 2010.

General and Administrative Expenses

Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services, and other outside costs.  For the three months ended March 31, 2011 were $597.0 thousand, a decrease of $127.2 thousand, compared to $724.2 thousand for the three months ended March 31, 2010.   The large decrease in professional services expense was due to decreases in legal expenses related to our class action lawsuit and insurance carrier lawsuit, as discussed above.  Legal expenses related to regulatory and compliance matters and other outside costs which primarily consisted of lobbying expenses during 2010 also contributed to the overall decrease in professional services.  These decreases were partially offset by increases in consulting, accounting and tax expenses related increased SEC filings for the three months ending March 31, 2011 as compared to the three months ended March 31, 2010.

Facilities and maintenance expenses consist primarily of rents paid for our corporate office lease and data co-location facility, office supply expenses, repairs and maintenance expense and equipment and software costs that did not meet capitalization criteria. Facilities and maintenance expenses for the three months ended March 31, 2011 were $150.2 thousand, a decrease of $13.7 thousand, as compared to $163.9 thousand for the three months ended March 31, 2010.  The slight decline in facilities and maintenance expenses is due to a reduction in office supply expense, repairs and maintenance expenses, and a reduction in software costs that did not meet capitalization criteria.

Other general and administrative expenses consist of bank service charges, NASAA state penalty settlement expenses, travel and entertainment expenses, taxes and licenses costs, communications costs, interest expense related to our convertible promissory notes, recruiting costs and other miscellaneous expenses.  For the three months ended March 31, 2011, other general administrative expenses were $227.7 thousand, a decrease of $87.6 thousand, as compared to $315.3 thousand for the three months ended March 31, 2010.  The decrease in other general administrative expenses from the three months ended March 31, 2010 to the three months ended March 31, 2011 was primarily due to the decrease in expense incurred in the first quarter of 2010 related to our convertible promissory notes which was partially offset by an increase in expenses paid to recruiting services.

Liquidity and Capital Resources

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through the end of 2011.  We had negative cash flows from operations of $1.2 million and $2.0 million for the three months ended March 31, 2011 and 2010, respectively.

As reflected in the accompanying financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $51.8 million as of March 31, 2011.   At March 31, 2011, the Company had approximately $3.2 million in cash and cash equivalents.  The Company does not believe that its cash resources are sufficient to sustain its operations through 2011 without obtaining additional financing. Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.  Although, the Company does not currently have any agreements in place with respect to any such additional financing or strategic opportunity, management believes it will secure additional financing in the near future sufficient to meet its ongoing operations and strategic plan through 2011.

Net cash used in operating activities was $1.2 million and $2.0 million for the three months ended March 31, 2011 and 2010, respectively.  Net cash used in operating activities was used to fund ongoing operations such as headcount cost, legal and accounting services, marketing expenses and cost of service expenses.  The anticipated increase in origination revenue is expected to reduce our on-going cash requirements.

Net cash used in investing activities for the three months ended March 31, 2011 was $7.0 million which consisted of $11.5 million in borrower loans originations offset by $4.5 million in borrower loan principal repayments and purchases of property and equipment of $67.2 thousand.

Net cash provided by financing activities for the three months ended March 31, 2011 was $7.1 million which consisted of proceeds from the issuance of Borrower Payment Dependent Notes of $11.5 million offset by $4.4 million in repayment of Borrower Payment Dependent Notes and proceeds from the exercise of fully vested stock options of $5.0 thousand.

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. As of March 31, 2011 the remaining principal balance remaining on the note was $300,000.  We paid a principal payment in the amount of $20,000 in June 2010 with the remaining principal amount of $300,000 due in June 2011.
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

We have assessed the contingent liability related to prior sales of loans on the platform and have determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $47.2 million, which represents the remaining outstanding principal amount of $2.1 million and loans charged off of $45.1 million as of March 31, 2011.  For more information, see Note 12 of our financial statements located elsewhere in this report.

Since our inception, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Income Taxes

We incurred no income tax provision for the three months ended March 31, 2011 and 2010.  Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization and use of net operating loss carry forwards.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we have not engaged in any off-balance sheet financing activities.  We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

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

The Prosper Ratings that were in place as of March 31, 2011 and the associated estimated loss ranges associated with them are as follows:

Prosper Rating	Est. Avg. Annual Loss Rate
AA	0.00% - 1.99%
A	2.00% - 3.99%
B	4.00% - 5.99%
C	6.00% - 8.99%
D	9.00% - 11.99%
E	12.00% - 14.99%
HR	>=15.00%

 The loss rate is based on the historical performance of Prosper borrower loans with similar characteristics and is determined by two scores: (1) a custom Prosper score, discussed below, and (2) a credit score obtained from a credit reporting agency (currently, Experian’s Scorex PLUS score). The use of these two scores determines a base loss rate for each listing.  This base loss rate is subject to adjustment based on additional factors, such as whether the borrower has previously received a loan on our platform.  These adjustments result in an estimated loss rate, which then determines the Prosper Rating.

Recent Loan Originations

The table below shows loan volume and average lender yield by Prosper Rating for originations from July 13, 2009 to March 31, 2011.

Prosper Rating	Number	Amount	Average Loan Size	Weighted Average Borrower APR
AA	1129	$8,016,000	$7,100	9.28%
A	1638	9,559,269	5,836	12.60%
B	905	6,981,642	7,715	16.93%
C	1155	5,093,538	4,410	23.71%
D	2286	9,892,757	4,328	29.80%
E	1099	4,032,968	3,670	35.65%
HR	1218	3,722,481	3,056	35.60%
Total	9430	$47,298,656	$5,016	21.25%

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

The following seven graphs show loan performance through March 31, 2011 by delinquency rates and cumulative principal default rates.  Loans originated prior to July 13, 2009 were not assigned a Prosper Rating at the time of origination.  In order to view performance on a comparable basis, we have retroactively assigned a Prosper Rating to these loans based upon their applicable listing characteristics.  The “N/A” category includes loans with a credit score of less than the minimum score now required as well as loans for which we could not generate a Prosper Rating because the credit variables needed to determine the rating were not available.

The graph below shows 1-30 and 31-120 day delinquency rates for loans originated prior to July 13, 2009 by quarter.  This graph shows delinquencies as a percentage of total outstanding principal balance. We consider loans more than 30 days past due to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.

The table below shows 1-30 and 31-120 day delinquency rates by quarter for loans originated between July 13, 2009 and March 31, 2011.  This graph shows delinquencies as a percentage of total outstanding principal balance.  We consider loans more than 30 days past due to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.

The following graphs show cumulative principal default rates for borrower loans originated by year.  The cumulative charge-off rate is calculated as the sum of the cumulative principal balance charged-off divided by the original amount borrowed.  The vertical axis shows the percentage of principal charged-off.  The horizontal axis shows the age of the loan in monthly cycles.  We only include data for a point along the horizontal axis if at least 70% of the original amount borrowed in that vintage has been outstanding for at least that number of cycles.  For example, in our graph for Loans Funded During 2009, 70% or more of the original amount borrowed in that vintage has been outstanding for 13 or more cycles, but less than 70% of the original amount borrowed has been outstanding for 14 or more cycles. So, that graph includes a data point for cycle 13 but not for cycle 14.

The following table shows cumulative principal default rates for loans originated from January 1, 2006 to December 31, 2006, as of March 31, 2011.   Loans originated during this period cannot be assigned a Prosper Ratings because the requisite credit variables needed to determine the Prosper Score were unavailable.

The following table shows cumulative principal default rates for loans originated from January 1, 2007 to December 31, 2007, as of March 31, 2011.   The “N/A” category consists of loans originated during this period that cannot be assigned a Prosper Rating because the requisite credit variables needed to determine the Prosper Score were unavailable.

The following table shows cumulative principal default rates for loans originated from January 1, 2008 to December 31, 2008, as of March 31, 2011.  The “N/A” category consists of loans originated during this period that cannot be assigned a Prosper Rating because the requisite credit variables needed to determine the Prosper Score were unavailable.

The following table shows cumulative principal default rates for loans originated from January 1, 2009 to December 31, 2009, as of March 31, 2011.

The following table shows cumulative principal default rates for loans originated from January 1, 2010 through June 30, 2010, as of March 31, 2011.

The following table presents additional aggregated information as of March 31, 2011 regarding delinquencies, defaults and borrower payments, grouped by Prosper Rating, for all loans originated on our website from November 2005 through July 12, 2009.  With respect to delinquent borrower loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of March 31, 2011.

Loan Originations
November 2005 - July 12th, 2009
(as of March 31, 2011)

	Total Loan Originations		Current Loans			1-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	1,148	$5,610,741	136	$755,279	$86,868	4	$40,000	$5,877
A	1,241	6,315,414	195	1,089,790	122,177	5	33,200	4,770
B	319	2,254,565	47	293,250	34,473	-	-	-
C	1,448	11,287,831	265	1,804,266	221,761	9	94,818	18,627
D	2,048	14,156,042	365	2,277,878	289,082	21	163,600	19,687
E	622	3,750,560	123	641,198	80,400	1	7,000	480
HR	6,914	67,881,305	720	5,703,532	703,706	32	253,300	44,004
N/A1	15,273	67,881,166	837	2,450,039	332,449	51	147,023	28,882

	29,013	179,137,624	2,688	$15,015,232	$1,870,916	123	$738,941	$122,327
	avg loan size:	$6,174

percent of total			9.3%	8.4%		0.4%	0.4%

	Paid In Full		31+ Days Past Due			Defaulted 2
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA	963	$4,431,508	2	$14,000	$2,581	41	$361,954	$199,676
A	923	4,534,874	4	21,100	4,229	111	630,700	345,168
B	234	1,665,815	2	9,500	2,080	36	286,000	158,208
C	875	6,632,313	10	85,100	18,893	280	2,600,234	1,629,657
D	1,219	8,523,975	12	74,750	18,062	428	3,108,039	1,949,748
E	337	1,967,837	4	29,000	4,919	156	1,104,525	689,069
HR	3,246	30,153,472	64	559,198	95,575	2,840	30,999,603	20,857,124
N/A1	7,787	35,478,509	65	182,757	42,505	6,486	29,351,286	19,465,694

	15,584	$93,388,303	163	$975,405	$188,845	10,378	$68,442,342	$45,294,344

percent of total	53.7%	52.1%	0.6%	0.5%		35.8%	38.2%

	Repurchased					Default due to Delinquency:
Prosper Rating	Number	Origination Amount					9,303	$40,011,636
AA	2	$8,000
A	3	5,750
B	-	-				Default due to Bankruptcy3 :
C	9	71,100					1,075	$5,282,707
D	3	7,800
E	1	1,000
HR	12	212,200
N/A1	47	271,552

	77	$577,402
percent of total	0.3%	0.3%
1	includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating
2	includes all loans >120 days past due
3
Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due.  If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

From November 2005 through July 12, 2009, we facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624.  As of March 31, 2011, 9.3% of the borrower loans were current, 53.7% were paid in full, 0.4% were 1 to 30 days past due, 0.6% were more than 30 days past due, and 35.8% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.  Of these 29,013 borrower loans, 13,287 loans, or 46%, have been greater than 15 days past due at any time, 12,211 loans, or 42%, have been more than 30 days past due at any time, and 11,488 or 40%, have been more than 60 days past due at any time. We repurchased a total of 77 of these loans, with an aggregate original principal amount of $577,402 (0.3% of total), due to identification theft or operational issues.

Of loans originated prior to July 13, 2009, 10,378 had defaulted as of March 31, 2011, equaling a total net defaulted amount of $45,294,344.  Of these 10,378 defaulted loans, the borrowers of 1,073 of the loans have filed for bankruptcy, resulting in a net defaulted amount of $5,282,707.

The following table presents additional aggregated information as of March 31, 2011, grouped by Prosper Rating, for all loans originated on our website from July 13, 2009 through March 31, 2011.  With respect to delinquent borrower loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of March 31, 2011.

Loan Originations
July 13, 2009 - March 31, 2011
(as of March 31, 2011)

	Total Loan Originations		Current Loans			1-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	1,129	$8,016,000	893	$6,650,703	$5,119,132	4	$43,000	$36,155
A	1,638	9,559,269	1,364	8,294,702	6,210,371	13	49,000	34,735
B	905	6,981,642	805	6,279,815	5,430,208	9	47,100	35,908
C	1,155	5,093,538	892	3,860,115	2,968,350	21	82,225	62,057
D	2,286	9,892,757	1,889	8,409,019	7,342,788	37	179,200	142,612
E	1,099	4,032,968	881	3,320,303	2,946,070	27	91,950	76,677
HR	1,218	3,722,481	946	2,840,874	2,362,554	21	60,800	53,886

	9,430	$47,298,656	7,670	$39,655,532	$32,379,473	132	$553,275	$442,030
	avg loan size:	$5,016

percent of total			81.3%	83.8%		1.4%	1.2%

	Paid In Full		31+ Days Past Due			Defaulted 1
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA	218	$1,187,897	5	$54,000	$41,864	9	$80,400	$69,545
A	206	976,080	21	95,700	72,606	34	143,787	116,872
B	74	513,677	4	57,500	53,481	13	83,550	70,604
C	183	830,648	14	95,300	81,459	45	225,250	199,531
D	233	859,079	49	168,599	145,035	78	276,860	231,552
E	119	376,255	27	117,375	111,021	45	127,085	108,884
HR	142	461,955	45	160,999	144,796	64	197,853	182,452

	1,175	$5,205,591	165	$749,473	$650,262	288	$1,134,785	$979,440

percent of total	12.5%	11.0%	1.7%	1.6%		3.1%	2.4%

	Repurchased					Default due to Delinquency:
Prosper Rating	Number	Origination Amount					277	$941,736
AA	-	-
A	-	-
B	-	-				Default due to Bankruptcy2 :
C	-	-					11	$37,704
D	-	-
E	-	-
HR	-	-

	-	-
percent of total	0.0%	0.0%
1	includes all loans >120 days past due
2
Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due.  If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

From July 13, 2009 through March 31, 2011, Prosper facilitated 9,430 borrower loans with an average original principal amount of $5,016 and an aggregate original principal amount of $47,298,656.  As of March 31, 2011, 81.3% of the borrower loans were current or had not reached their first billing cycle and 12.5% were paid in full, 1.4% were 1 to 30 days past due, 1.7% were more than 30 days past due, and 3.1% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.  Of these 9,430 borrower loans, 707 loans, or 7%, have been greater than 15 days past due at any time, 511 loans, or 5%, have been more than 30 days past due at any time, and 406 or 4%, have been more than 60 days past due at any time.

Of loans originated after July 13, 2009, 288 have defaulted as of March 31, 2011, equaling a total net defaulted amount of $979,440.  Of these 288 defaulted loans, the borrowers of 10 of the loans have filed for bankruptcy, resulting in a net defaulted amount of $37,704.

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

The following table presents aggregate information, as of March 31, 2011 on the results of our collection efforts for loans originated prior to July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.  For purposes of this analysis, we have excluded the 77 loans that we repurchased due to identity theft or operational issues.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections		Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	54	$442,054	$28,545		$24,845	41	$210,296	$10,620	$199,676
A	145	808,233	52,769		37,460	111	372,373	27,205	345,168
B	44	336,300	22,091		7,917	36	161,824	3,615	158,208
C	335	3,083,477	208,018		143,184	280	1,718,020	88,364	1,629,657
D	518	3,787,210	259,491		184,946	428	2,045,588	95,840	1,949,748
E	177	1,231,124	88,321		48,843	156	730,612	41,544	689,069
HR	3177	34,489,952	2,492,616		1,443,547	2840	21,689,454	832,330	20,857,124
N/A1	7245	32,756,527	2,460,711		1,538,183	6486	20,724,559	1,258,865	19,465,694

Total	11695	$76,934,877.55	$5,612,561.98	$	*3,428,924.03	10,378	$47,652,726	$2,358,383	$45,294,344
* This amount excludes collection agency payments that were subsequently returned by the bank
1 includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating

The following table presents aggregate information, as of March 31, 2010 regarding the results of our collection efforts for loans originated after July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections		Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	20	$154,400	$10,168		$4,052	9	$69,545	$-	$69,545
A	69	298,012	19,411		5,264	34	120,340	3,468	116,872
B	21	162,550	11,279		2,860	13	71,527	923	70,604
C	79	377,975	29,054		14,566	45	202,614	3,083	199,531
D	155	542,209	44,536		22,222	78	234,936	3,384	231,552
E	87	290,855	25,621		8,019	45	117,166	8,282	108,884
HR	128	405,102	35,920		15,115	64	184,651	2,199	182,452

Total	559	$2,231,103	$175,990	$	*72,098	288	$1,000,779	$21,339	$979,440
* This amount excludes collection agency payments that were subsequently returned by the bank

Prosper has not altered the terms or made any principal reductions on any loans prior to charge-off except as required by law (such as in situations where the Servicemembers’ Civil Relief Act requires interest rates to be reduced to 6% while a borrower in the armed forces is on active duty).  In order to comply with the Servicemembers’ Civil Relief Act, Prosper has elected to make “pre-refunds” of the interest differential to the affected borrower for the period of deployment.  The borrower then continues to make their regular payments.  In these cases, Prosper has refunded the interest to the borrower from Prosper’s own funds and, as a result, the payments received by the applicable lenders are unchanged.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The discussion of the NASAA settlement agreement and the class action lawsuit set forth in “Note 12 Commitment and Contingencies” of the Notes to the Financial Statements contained in Part I, Item 1 of this report is incorporated herein by reference.  From time to time, we may be involved in various legal proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on our results of operation or financial position. However, because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations.    We are not currently subject to any other material legal proceedings.  Except for the above matters, we are not aware of any litigation matters which have had, or are expected to have, a material adverse effect on us.

Item 1A. Risk Factors.

The discussion in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. These risk factors describe various risks and uncertainties. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition, these risks could have a material adverse effect on the value of the Notes you purchase and could cause you to lose all or part of your initial purchase price or future principal and interest payments you expect to receive.  You should also refer to the individual borrower profiles and borrower credit information provided on our platform.

In addition, you should consider the following:

Some of the borrowers on our platform have “subprime” credit ratings, are considered higher than average credit risks, and may present a high risk of loan delinquency or default.

Some of the borrowers on our platform are people who have had difficulty obtaining loans from other sources, including banks and other financial institutions on favorable terms, or on any terms at all, due to credit problems, limited credit histories, adverse financial circumstances, or high debt-to-income ratios.  Therefore, acquiring Notes that are dependent on payments we receive on the corresponding borrower loans of such borrowers may present a high risk of loan delinquency or default.  From our inception in November 2005 through July 12, 2009, we facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624 on our platform.  Of these 29,013 loans, a total of 77 loans were repurchased by Prosper due to identify theft or operational issues.  As of March 31, 2011, of the 29,013 borrower loans, 9.3% were current, 53.7% were paid in full, 0.4% were 1 to 30 days late, and 0.6% were more than 30 days late.  In addition, of these 29,013 loans:

•	13,287 loans, or 46%, have been more than 15 days past due on at least one occasion;

•	12,211 loans, or 42%, have been more than 30 days past due on at least one occasion;

•	11,488 loans, or 40% have been more than 60 days past due on at least one occasion;

•	10,378 loans or 36% had defaulted (a borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy).

From July 13, 2009 to March 31, 2011, we facilitated 9,430 borrower loans with an average original principal amount of $5,016 and an aggregate original principal amount of $47,298,656 on our platform.

There have been no repurchases by Prosper due to identity theft or operational issues during that timeframe.  As of March 31, 2011, of these 9,430 borrower loans, 81.3% were current or had not reached their first billing cycle, 12.5% were paid in full, 1.4% were 1-30 days past due, and 1.7% were more than 31 days past due.  In addition, of these 9,430 loans:

•	707 loans, or 7%, have been more than 15 days past due on at least one occasion;

•	511 loans, or 5%, have been more than 30 days past due on at least one occasion;

•	406 loans, or 4% have been more than 60 days past due on at least one occasion;

•	288 loans or 3.1% had defaulted (a borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy).

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

If a borrower fails to make a required payment on a borrower loan within 30 days of the due date, we will pursue reasonable collection efforts in respect of the borrower loan.  Referral of a delinquent borrower loan to a collection agency within five (5) business days after it becomes thirty days past due will be considered reasonable collection efforts. From our inception in November 2005 through July 12, 2009, we facilitated 29,013 borrower loans.  A total of 77 loans were repurchased by Prosper due to identity theft or operational issues with respect to the 29,013 borrower loans.  With respect to these 29,013 borrower loans as of March 31, 2011:

•	0.4% were 1 to 30 days late and 46% had been more than 15 days past due on at least one occasion; and

•	0.6% were more than 30 days late and 42% had been more than 30 days past due on at least one occasion.

From July 13, 2009 to March 31, 2011, we facilitated 9,430 borrower loans.  Of these 9,430 borrower loans, there were no loans repurchased by Prosper due to identity theft or operational issues, as of March 31, 2011.  With respect to these 9,430 borrower loans as of March 31, 2011:

•	1.4% were 1 to 30 days late and 7% had been more than 15 days past due on at least one occasion; and

•	1.7% were more than 30 days late and 5% had been more than 30 days past due on at least one occasion.

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

•
On November 26, 2008, Prosper and the North American Securities Administrators Association, or “NASAA,” executed a settlement term sheet.  The term sheet sets forth the material terms of a consent order to resolve matters relating to our sale and offer of unregistered securities and the omission of material facts in connection with such offers and sales.  NASAA has recommended that each state adopt the terms of the settlement, however, the settlement is not binding on any state.  The terms of the settlement involve our payment of up to $1 million, which NASAA has allocated among the 50 states and the District of Columbia, based on our loan sale transaction volume in each state prior to November 24, 2008.  We will not be required to pay any portion of the fine allocated to those states that do not execute a consent order with Prosper.  The terms of the settlement require the states to terminate their investigation of our activities related to the sale of securities before November 24, 2008.  If a state does not elect to participate in the NASAA settlement, such state would not be prevented from pursuing its own remedies in connection with our sale of securities before November 24, 2008.  On April 21, 2009, we reached agreement with NASAA on the final terms of the consent order for consideration by the states.  As of March 31, 2011 and December 31, 2010, the Company had accrued approximately $282,000 and $284,000, respectively, in connection with this contingent liability in accordance with ASC Topic 450 “Contingencies”.  As of March 31, 2011, the Company has entered into 32 consent order agreements and has paid an aggregate of $431,663 in penalties.

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

 As a result of our prior operations, a lender member who holds a loan originated on our platform prior to October 15, 2008 may be entitled to rescind her purchase and be paid the unpaid principal amount of her borrower loan, plus statutory interest.  The aggregate principal amount of loans we originated on our platform from inception through October 14, 2008 by non affiliated purchasers is $178.0 million ($179.1 million total originations). Of this amount, as of March 31, 2011, $45.1 million had defaulted ($45.3 million total defaulted), and $2.1 million remained outstanding ($2.2 million total remained outstanding).  Prosper is potentially liable for the remaining outstanding principal amount if the current borrowers stop making payments.  We have not recorded an accrued loss contingency in respect of this contingent liability, although we intend to continue to monitor the situation.  Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation; however, the statute of limitations periods under state laws may extend for a longer period of time.  If a significant number of our lender members sought rescission, or if the class action securities lawsuit is successful, our ability to maintain our platform and service the borrower loans to which the Notes correspond may be adversely affected.

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through at least 2011.

Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses for a number of years as we grow our business.  For the three months ended March 31, 2011 and 2010 we had negative cash flows from operations of $1.2 million and $2.0 million, respectively.  Additionally, since our inception through March 31, 2011, we have an accumulated deficit of $51.8 million.

We have financed our operations to date primarily with proceeds from the sale of equity securities.  At March 31, 2011, we had approximately $3.2 million in unrestricted cash and cash equivalents.  We are dependent upon raising additional capital or debt financing to fund our current operating plan.  Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern.  Further, an unfavorable outcome of the class action lawsuit at the high end of the range could hinder Prosper’s ability to continue operations, absent other extenuating circumstances.   Further, we can provide no assurances as to the availability or terms upon which the required financing and capital might be available.

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $47.2 million, which represents the remaining outstanding principal amount of $2.1 million and loans charged off of $45.1 million as of March 31, 2011.

Risks Relating to Compliance and Regulation

Our platform represents a novel approach to borrowing and lending  that may fail to comply with federal and state securities laws, borrower protection laws, such as state lending laws,  federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Fair Debt Collection Practices Act, and the state counterparts to such consumer protection laws.  Borrowers may make counterclaims regarding the enforceability of their obligations under borrower or consumer protection laws after collection actions have commenced, or otherwise seek damages under these laws.  Lenders may attempt to rescind their Note purchases under securities laws.  Compliance with such regulatory  regimes is also costly and burdensome.

Our platform operates a novel program that must comply with regulatory regimes applicable to consumer credit transactions as well as with regulatory regimes applicable to securities transactions.  The novelty of our platform means compliance with various aspects of such laws is untested.  Certain state laws generally regulate interest rates and other charges and require certain disclosures, and also require licensing for certain activities.  In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of borrower loans on our platform.  Our platform is also subject to other laws, such as:

•	the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of their loans;

•
the Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act;

•	the Federal Fair Credit Reporting Act, which regulates the use and reporting of information related to each borrower member’s credit history;

•
the Federal Fair Debt Collection Practices Act, which regulate debt collection practices by “debt collectors” and prohibit debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding consumer loans;

•	state counterparts to the above consumer protection laws; and

•	state and federal securities laws, which require that we register any non-exempt offers and sales of Notes.

We may not always have been, and may not always be, in compliance with these laws.   Our borrowers may make counterclaims regarding the enforceability of their obligations under borrower or consumer protection laws after collection actions have commenced, or otherwise seek damages under these laws.  Lenders may attempt to rescind their Note purchases under securities laws, and our failure to comply with such laws could also result in civil or criminal liability. For example, in 2010 we failed to timely renew our applications to offer and sell Notes in several states, resulting in $30,800 in penalties in four states, and the repurchase of $21.9 thousand of Notes from Florida residents pursuant to a rescission offer.  Compliance with these requirements is also costly, time-consuming and limits our operational flexibility.  See “Government Regulation—Regulation of Consumer Protection Laws” in our annual report for more information.

Prosper’s administration of the automated bidding plan system and its new loan search tool could create additional liability for Prosper and such liability could be material

Our automated plan system allows lender members to create their own automated bidding plans.  By creating such a plan, a lender member can have bids placed automatically on her behalf on loan listings that meet loan criteria selected by her. In creating an automated bidding plan, the member can design these criteria herself, use a group of model criteria selected by Prosper, or customize one of those groups of model criteria as she sees fit.   Each automated bidding plan consists of a group of loan criteria, such as loan amount, minimum yield percentage, Prosper Rating, income and employment characteristics, group affiliations and debt-to-income ratio. This group of criteria is divided into sub-groups, each of which we refer to as a “slice”.  The specific loans on which the lender member bids through her automated bidding plan are determined by the criteria in each of her plan slices.  If a loan listing is posted that satisfies all of the criteria in any one of her plan slices, a bid will automatically be placed on the listing on her behalf.  Each automated plan expires on the earlier of thirty days after the plan was created or the first date on which all funds allocated to the plan by the lender member have been successfully bid. Since the re-launch of our platform in July 2009, approximately 57% of the bids made on our platform (measured in terms of dollar volume) have been made by members using automated plans as of March 31, 2011.

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

Since the Notes purchased through an automated plan or the loan search tool are the same as Notes purchased manually, they present the same risks of non-payment as all Notes that may be purchased on Prosper’s website.  For example, there is a risk that a loan identified through an automated plan or the loan search tool may become delinquent or default, and the estimated return and estimated loss for that loan individually, or the estimated loss or return for the plan or the basket of Notes selected by the search tool as a whole, may not accurately reflect the actual return or loss on such loan.  If this were to occur, a lender who purchases a Note through an automated plan or the loan search tool could pursue a claim against Prosper in connection with its representations regarding the performance of the loans bid upon through the plan or search tool.  An investor could pursue such a claim under various antifraud theories under federal and state securities law.  In addition, the SEC or an investor may take the position that the plans created pursuant to the automated bidding plan model involve the offer and sale of a separate security.  Since we did not register the automated bidding plans as separate securities, such a claim, if successful, could give investors who invested in Notes through such plans a rescission right under state or federal law and possibly subject us to civil fines or criminal penalties under federal or state law.  If such a theory was sustained, we could be liable for sales through automated bidding plans that take place prior to June 30, 2011. To date, no actions have been taken or threatened against us on this theory.  However, such actions could have a material adverse effect on our business.

We may face liability under state and federal securities law for statements in our prospectus and in other communications that could be deemed to be an offer to the extent that such statements are deemed to be false or misleading.

Loan listings and other borrower information available on our website as well as in our sales and listing reports are statements made in connection with the purchase and sale of securities that are subject to the antifraud provisions of the Exchange Act and the Securities Act.  In general, these liability provisions provide a purchaser of Notes with a right to bring a claim against Prosper for damages arising from any untrue statement of material fact or failure to state a material fact necessary to make any statements made not misleading.  Even though we have advised you of what we believe to be the material risks associated with an investment in the Notes, the SEC or a court could determine that we have not advised you of all of the material facts regarding an investment in the Notes, which could give you the right to rescind your investment and obtain damages, and could subject us to civil fines or criminal penalties in addition to any such rescission rights or damages.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On July 13, 2009, we commenced a public offering of up to $500,000,000 in principal amount of our Borrower Payment Dependent Notes pursuant to a Registration Statement on Form S-1 (File No. 333-147019). The offering is a continuous offering and remains ongoing. The registration statement was declared effective by the SEC on July 10, 2009.  From July 13, 2009 to April 27, 2011, we sold $51,248,969 in principal amount of Notes at 100% of their principal amount.  The Notes are offered only through our website, and there are no underwriters or underwriting discounts.  We have incurred estimated expenses of approximately $1,953,317 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a borrower loan through our platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

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

Prosper Marketplace, Inc.
Date: May 13, 2011	By:	/s/ Christian A. Larsen
		Name:	Christian A. Larsen
		Title:	Chief Executive Officer (Principal Executive Officer)

Prosper Marketplace, Inc.
Date: May 13, 2011	By:	/s/ Kirk T. Inglis
		Name:	Kirk T. Inglis
		Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K, filed on March 29, 2011

3.2	Bylaws of the Registrant, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of the Company’s Form S-1, filed October 30, 2007)

10.1	Form of Borrower Registration Agreement

10.2	Form of Lender Registration Agreement (Note Commitment, Purchase and Sale Agreement)

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