Form 10-Q/A
period 2011-03-31
PROSPER MARKETPLACE INC
filed 2011-05-13
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

As of April 28, 2011, there were 4,588,832 shares of the registrant’s common stock outstanding.

EXPLANATORY PARAGRAPH

On May 11, 2011, Prosper Marketplace, Inc. (“we”, “us”, “our” or the “Company”) inadvertently filed a draft version of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Draft 10-Q”).  We are filing this amended quarterly report on Form 10-Q (the "Form 10-Q/A") to replace the Draft 10-Q.  Investors should not rely on any information included in the Draft 10-Q, which is superseded in its entirety by this Form 10-Q/A.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Stock Compensation.  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to awards that is expected to vest is amortized using the straight line method over the vesting term of the stock-based award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. The forfeitures were estimated based on historical experience. The Company estimated its annual forfeiture rate to be 23.4% and 23.5% for the three months ended March 31, 2011 and 2010, respectively.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing rights	—	—	$2,986	$2,986
Borrower Loans receivable	—	—	23,689,950	23,689,950

Liabilities
Borrower Payment Dependent Notes	—	—	$23,478,046	$23,478,046

March 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing rights	—	—	$967	$967
Borrower Loans receivable	—	—	30,359,534	30,359,534

Liabilities
Borrower Payment Dependent Notes	—	—	$30,026,687	$30,026,687

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
* This is the average discount rate among all of Prosper’s credit grades

The following table presents additional information about borrower loans and Notes measured at fair value on a recurring basis for the three months ended March 31, 2011:

	Borrower Loans	Notes
Fair value at January 1, 2011	$23,689,950	$23,478,046
Originations	11,471,874	11,471,874
Principal repayments	(4,175,417)	(4,011,668)
Borrower Loans and Notes charged-off during the period	(331,422)	(331,422)
Realized and unrealized losses included in earnings	(295,451)	—
Realized and unrealized gains included in earnings	—	(580,143)
Fair value at March 31, 2011	$30,359,534	$30,026,687

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

Non-interest bearing promissory note

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. The note was discounted by $109,583 for a net payable of $270,417. The promissory note includes both principal and interest and is payable in annual installments of $20,000 due on the first, second, third, and fourth anniversary of the note and $300,000 due on the fifth anniversary of the note. Interest on the note was imputed at an 8% annual rate and is amortized to interest expense over the five year life of the loan.  The carrying value at March 31, 2011 and 2010 is $294,297 and $292,051, respectively.  The fair value is calculated based on discounted cash flows and is estimated to be $289,025 and $268,266 at March 31, 2011 and 2010, respectively.  We recorded amortized interest expense of $5,703 and $5,514 for the three months ended March 31, 2011 and 2010, respectively.

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended March 30,
	2011	2010
Numerator:
Net loss	$(1,060,355)	$(2,642,720)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	4,497,556	4,460,667
Basic and diluted net loss per share	$(0.24)	$(0.59)

Due to losses attributable to common stockholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	March 31,
	2011	2010
Excluded Securities:
Convertible preferred stock issued and outstanding	32,848,832	9,397,939
Stock options issued and outstanding	6,716,503	1,757,440
Warrant issued and outstanding	572,703	-
Total common stock equivalents excluded from diluted net loss per common share computation	40,138,038	11,155,379

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

13. Related Parties

Prosper’s executive officers, directors and certain affiliates participate on the Company’s lending platform by placing bids and purchasing loans originated from Prosper.  The aggregate amount of loans purchased and the income earned by these related parties as of March 31, 2011 and 2010 are summarized below:

Related Party	Aggregate Amount of Loans Purchased		Interest Earned on Loans for the Three Months ended,
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Executive officers & management	$827,791	$519,190	$8,925	$2,878
Directors	395,388	553,193	4,272	4,134
Affiliate	706,335	167,259	14,651	129
	$1,929,514	$1,239,642	$27,848	$7,141

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
* This is the average discount rate among all of Prosper’s credit grades

    Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at March 31, 2011 for borrower loans and Notes are presented in the following table:

		Payment
	Borrower	Dependent
	Loans	Notes
Discount rate assumption:	9.30%	9.30%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(559,600)	$554,700
200 basis point increase	(1,098,400)	1,088,700
Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$581,700	$(576,600)
200 basis point decrease	1,186,700	(1,176,300)

Default rate assumption:	19.07%	19.07%
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(280,400)	$304,000
20% higher default rates	(558,100)	580,000
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$281,700	$(254,400)
20% lower default rates	565,400	(536,200)

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

Insurance recoveries

During the first quarter of 2011 the Superior Court of California issued a final statement of decision finding that Greenwich, our insurance carrier with respect to our class action lawsuit, has a duty to defend the class action lawsuit, and requiring that Greenwich pay Prosper's past and future defense costs in the class action suit.  On February 24, 2011, Greenwich made a payment to us in the amount of $1,728,273 to reimburse us for the defense costs we had already incurred in the class action suit.  Please see our Note 12 “Commitment and Contingencies” in the notes to our financial statements contained elsewhere in this report for further information related to this payment by our former insurance carrier.

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

General and Administrative Expenses

Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services, and other outside costs.  For the three months ended March 31, 2011 were $597.0 thousand, a decrease of $127.2 thousand, compared to $724.2 thousand for the three months ended March 31, 2010.   The large decrease in professional services expense was due to decreases in legal expenses related to our class action lawsuit and insurance carrier lawsuit, as discussed above.  Legal expenses related to regulatory and compliance matters and other outside costs which primarily consisted of lobbying expenses during 2010 also contributed to the overall decrease in professional services.  These decreases were partially offset by increases in consulting, accounting and tax expenses related to an increase in SEC filings for the three months ending March 31, 2011 as compared to the three months ended March 31, 2010.

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

Recent Loan Originations

The table below shows loan volume and average lender yield by Prosper Rating for originations from July 13, 2009 to March 31, 2011.

Prosper Rating	Number	Amount	Average Loan Size	Weighted Average Borrower APR
AA	1,129	$8,016,000	$7,100	9.28%
A	1,638	9,559,269	5,836	12.60%
B	905	6,981,642	7,715	16.93%
C	1,155	5,093,538	4,410	23.71%
D	2,286	9,892,757	4,328	29.80%
E	1,099	4,032,968	3,670	35.65%
HR	1,218	3,722,481	3,056	35.60%
Total	9,430	$47,298,656	$5,016	21.25%

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

Loan Originations
November 2005 - July 12th, 2009
(as of March 31, 2011)

	Total Loan Originations		Current Loans			1-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	1,148	$5,610,741	136	$755,279	$86,868	4	$40,000	$5,877
A	1,241	6,315,414	195	1,089,790	122,177	5	33,200	4,770
B	319	2,254,565	47	293,250	34,473	-	-	-
C	1,448	11,287,831	265	1,804,266	221,761	9	94,818	18,627
D	2,048	14,156,042	365	2,277,878	289,082	21	163,600	19,687
E	622	3,750,560	123	641,198	80,400	1	7,000	480
HR	6,914	67,881,305	720	5,703,532	703,706	32	253,300	44,004
N/A1	15,273	67,881,166	837	2,450,039	332,449	51	147,023	28,882

	29,013	179,137,624	2,688	$15,015,232	$1,870,916	123	$738,941	$122,327
	avg loan size:	$6,174

percent of total			9.3%	8.4%		0.4%	0.4%

	Paid In Full		31+ Days Past Due			Defaulted 2
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA	963	$4,431,508	2	$14,000	$2,581	41	$361,954	$199,676
A	923	4,534,874	4	21,100	4,229	111	630,700	345,168
B	234	1,665,815	2	9,500	2,080	36	286,000	158,208
C	875	6,632,313	10	85,100	18,893	280	2,600,234	1,629,657
D	1,219	8,523,975	12	74,750	18,062	428	3,108,039	1,949,748
E	337	1,967,837	4	29,000	4,919	156	1,104,525	689,069
HR	3,246	30,153,472	64	559,198	95,575	2,840	30,999,603	20,857,124
N/A1	7,787	35,478,509	65	182,757	42,505	6,486	29,351,286	19,465,694

	15,584	$93,388,303	163	$975,405	$188,845	10,378	$68,442,342	$45,294,344

percent of total	53.7%	52.1%	0.6%	0.5%		35.8%	38.2%

	Repurchased					Default due to Delinquency:
Prosper Rating	Number	Origination Amount					9,229	$39,853,113
AA	2	$8,000
A	3	5,750
B	-	-				Default due to Bankruptcy3 :
C	9	71,100					1,149	$5,441,231
D	3	7,800
E	1	1,000
HR	12	212,200
N/A1	47	271,552

	77	$577,402
percent of total	0.3%	0.3%
1	includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating
2	includes all loans >120 days past due
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

Of loans originated prior to July 13, 2009, 10,378 had defaulted as of March 31, 2011, equaling a total net defaulted amount of $45,294,344.  Of these 10,378 defaulted loans, the borrowers of 1,149 of the loans have filed for bankruptcy, resulting in a net defaulted amount of $5,441,231.

The following table presents additional aggregated information as of March 31, 2011, grouped by Prosper Rating, for all loans originated on our website from July 13, 2009 through March 31, 2011.  With respect to delinquent borrower loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of March 31, 2011.

Loan Originations
July 13, 2009 - March 31, 2011
(as of March 31, 2011)

	Total Loan Originations		Current Loans			1-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	1,129	$8,016,000	893	$6,650,703	$5,119,132	4	$43,000	$36,155
A	1,638	9,559,269	1,364	8,294,702	6,210,371	13	49,000	34,735
B	905	6,981,642	805	6,279,815	5,430,208	9	47,100	35,908
C	1,155	5,093,538	892	3,860,115	2,968,350	21	82,225	62,057
D	2,286	9,892,757	1,889	8,409,019	7,342,788	37	179,200	142,612
E	1,099	4,032,968	881	3,320,303	2,946,070	27	91,950	76,677
HR	1,218	3,722,481	946	2,840,874	2,362,554	21	60,800	53,886

	9,430	$47,298,656	7,670	$39,655,532	$32,379,473	132	$553,275	$442,030
	avg loan size:	$5,016

percent of total			81.3%	83.8%		1.4%	1.2%

	Paid In Full		31+ Days Past Due			Defaulted 1
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA	218	$1,187,897	5	$54,000	$41,864	9	$80,400	$69,545
A	206	976,080	21	95,700	72,606	34	143,787	116,872
B	74	513,677	4	57,500	53,481	13	83,550	70,604
C	183	830,648	14	95,300	81,459	45	225,250	199,531
D	233	859,079	49	168,599	145,035	78	276,860	231,552
E	119	376,255	27	117,375	111,021	45	127,085	108,884
HR	142	461,955	45	160,999	144,796	64	197,853	182,452

	1,175	$5,205,591	165	$749,473	$650,262	288	$1,134,785	$979,440

percent of total	12.5%	11.0%	1.7%	1.6%		3.1%	2.4%

	Repurchased					Default due to Delinquency:
Prosper Rating	Number	Origination Amount					255	$881,603
AA	-	-
A	-	-
B	-	-				Default due to Bankruptcy2 :
C	-	-					33	$97,837
D	-	-
E	-	-
HR	-	-

	-	-
percent of total	0.0%	0.0%
1	includes all loans >120 days past due
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

Of loans originated after July 13, 2009, 288 have defaulted as of March 31, 2011, equaling a total net defaulted amount of $979,440.  Of these 288 defaulted loans, the borrowers of 33 of the loans have filed for bankruptcy, resulting in a net defaulted amount of $97,837.

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

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections		Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	54	$442,054	$28,545		$24,845	41	$210,296	$10,620	$199,676
A	145	808,233	52,769		37,460	111	372,373	27,205	345,168
B	44	336,300	22,091		7,917	36	161,824	3,615	158,208
C	335	3,083,477	208,018		143,184	280	1,718,020	88,364	1,629,657
D	518	3,787,210	259,491		184,946	428	2,045,588	95,840	1,949,748
E	177	1,231,124	88,321		48,843	156	730,612	41,544	689,069
HR	3,177	34,489,952	2,492,616		1,443,547	2840	21,689,454	832,330	20,857,124
N/A1	7,245	32,756,527	2,460,711		1,538,183	6486	20,724,559	1,258,865	19,465,694

Total	11,695	$76,934,878	$5,612,562	$	*3,428,924	10,378	$47,652,726	$2,358,383	$45,294,344
* This amount excludes collection agency payments that were subsequently returned by the bank
1 includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating

The following table presents aggregate information, as of March 31, 2011 regarding the results of our collection efforts for loans originated after July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On July 13, 2009, we commenced a public offering of up to $500,000,000 in principal amount of our Borrower Payment Dependent Notes pursuant to a Registration Statement on Form S-1 (File No. 333-147019). The offering is a continuous offering and remains ongoing. The registration statement was declared effective by the SEC on July 10, 2009.  From July 13, 2009 to April 27, 2011, we sold $51,247,470 in principal amount of Notes at 100% of their principal amount.  The Notes are offered only through our website, and there are no underwriters or underwriting discounts.  We have incurred estimated expenses of approximately $1,953,317 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a borrower loan through our platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

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

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.