Form 10-Q
period 2011-06-30
PROSPER MARKETPLACE INC
filed 2011-08-12
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
    As of August 8, 2011, there were 4,669,249 shares of the registrant’s common stock outstanding.

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

i

PART I. Financial Information
Item 1. Financial Statements
Prosper Marketplace, Inc.
Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Note 2)
ASSETS
Cash and cash equivalents	$16,741,388	$4,284,228
Restricted cash	3,173,760	2,566,631
Servicing rights	-	2,986
Receivables	10,614	6,306
Borrower Loans Receivable at fair value	44,464,760	23,689,950
Property and equipment, net	1,014,612	765,210
Prepaid and other assets	205,840	174,805
Intangible assets, net	-	50,306
Total assets	$65,610,974	$31,540,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$629,816	$554,347
Accrued liabilities	1,584,513	1,219,239
Borrower Payment Dependent Notes at fair value	44,038,210	23,478,046
Repurchase obligation	15,227	71,001
Notes payable	-	288,594

Total liabilities	46,267,766	25,611,227

Commitments and contingencies (see Note 12)

Stockholders' Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding as of June 30, 2011 and December 31, 2010)	4,024	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding as of June 30, 2011 and December 31, 2010)	3,310	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized, issued and outstanding as of June 30, 2011 and December 31, 2010)	2,064	2,064
Convertible preferred stock – Series D ($0.001 par value; 20,543,819 shares authorized; 20,340,705 issued and outstanding as of June 30, 2011 and December 31, 2010)	20,341	20,341
Convertible preferred stock – Series D-1 ($0.001 par value; none authorized, issued and outstanding as of June 30, 2011, and 3,110,188 shares authorized, issued and outstanding as of December 31, 2010, respectively)	-	3,110
Convertible preferred stock – Series E ($0.001 par value; 23,222,747 shares authorized; 23,222,747 issued and outstanding as of June 30, 2011)	23,223	-
Convertible preferred stock – Series E-1 ($0.001 par value; 10,000,000 shares authorized; 10,000,000 issued and outstanding as of June 30, 2011)	10,000	-
Common stock ($0.001 par value; 70,714,116 shares authorized; 4,669,249 shares and 4,478,667 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	4,670	4,480
Additional paid-in capital	73,564,117	56,659,849
Accumulated deficit	(54,288,541)	(50,767,983)
Total stockholders' equity	19,343,208	5,929,195

Total liabilities and stockholders' equity	$65,610,974	$31,540,422

The accompanying notes are an integral part of these financial statements.

Prosper Marketplace, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Origination fees	$598,549	$171,665	$991,851	$320,270
Loan servicing fees	7,544	35,536	19,563	100,621
Interest income on Borrower Loans and Payment Dependent Notes, net	104,440	28,426	184,713	54,300
Rebates and promotions	(278,559)	(18,200)	(444,963)	(19,868)
Revenues	431,974	217,427	751,164	455,323

Cost of revenues
Cost of services	(293,153)	(220,831)	(595,976)	(403,222)
Reversal of (Provision for) loan and Note repurchases	(2,877)	(19,597)	57,792	(27,631)
Net revenues	135,944	(23,001)	212,980	24,470

Operating expenses
Compensation and benefits	1,603,216	1,078,904	3,161,425	2,253,729
Marketing and advertising	332,376	97,253	850,371	384,301
Depreciation and amortization	110,006	148,433	233,270	278,164
General and administrative
Professional services	543,963	684,775	1,140,923	1,408,984
Facilities and maintenance	175,754	155,756	325,953	319,612
Other	208,189	599,312	435,876	914,640
Total expenses	2,973,504	2,764,433	6,147,818	5,559,430
Loss before other income	(2,837,560)	(2,787,434)	(5,934,838)	(5,534,960)

Other income
Interest income	1,563	3,860	2,597	4,329
Change in fair value on Borrower Loans and Payment Dependent Notes, net	190,832	143,099	475,524	233,808
Insurance recoveries	168,571		1,896,844	-
Loss on impairment of fixed assets	(1,707)	(3,179)	(1,714)	(3,179)
Other income	18,100	15,090	41,029	28,717
Total other income, net	377,359	158,870	2,414,280	263,675

Loss before income taxes	(2,460,201)	(2,628,564)	(3,520,558)	(5,271,285)
Provision for income taxes	-	-	-	-
Net loss	$(2,460,201)	$(2,628,564)	$(3,520,558)	$(5,271,285)

Net loss per share – basic and diluted	$(0.54)	$(0.59)	$(0.78)	$(1.18)
Weighted average shares - basic and diluted net loss per share	4,541,327	4,467,032	4,540,664	4,467,032

The accompanying notes are an integral part of these financial statements.

Prosper Marketplace, Inc.
Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of January 1, 2010 (Audited)	9,397,939	$9,398	4,460,667	$4,462	$41,406,457	$(40,625,261)	$795,056

Issuance of convertible preferred stock, Series D	20,340,705	20,341			14,998,161		15,018,502

Issuance of convertible preferred stock, Series D-1	3,110,188	3,110					3,110

Offering costs on preferred stock					(275,903)		(275,903)

Exercise of stock options			18,000	18	6,482		6,500

Issuance of common stock warrants					96,625		96,625

Compensation expense					126,125		126,125

Net loss						(5,271,285)	(5,271,285)

Balance as of June 30, 2010 (Unaudited)	32,848,832	$32,849	4,478,667	$4,480	$56,357,947	$(45,896,546)	$10,498,730

Balance as of January 1, 2011 (Audited)	32,848,832	$32,849	4,478,667	$4,480	$56,659,849	$(50,767,983)	$5,929,195

Issuance of convertible preferred stock, Series E	23,222,747	23,223			17,116,777		17,140,000

Issuance of convertible preferred stock, Series E-1	10,000,000	10,000					10,000

Conversion of convertible preferred stock, Series D-1	(3,110,188)	(3,110)	1	-	3,110		(0)

Offering costs on preferred stock					(447,603)		(447,603)

Exercise of stock options			100,416	100	20,983		21,083

Exercise of common stock warrants			90,165	90	17,943		18,033

Issuance of common stock warrants					26,315		26,315

Compensation expense					166,743		166,743

Net loss						(3,520,558)	(3,520,558)

Balance as of June 30, 2011 (Unaudited)	62,961,391	$62,962	4,669,249	$4,670	$73,564,117	$(54,288,541)	$19,343,208

The accompanying notes are an integral part of these financial statements.

Prosper Marketplace, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,520,558)	$(5,271,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,270	278,164
Loss on impairment of fixed assets	1,714	3,179
Change in fair value of Borrower Loans	(3,278,390)	1,613,239
Change in fair value of Borrower Payment Dependent Notes	2,802,866	(1,847,047)
Stock-based compensation expense	166,743	126,125
Promotional and marketing expenses paid with warrants	26,315	–
Provision for (Reversal of) loan and Note repurchases	(57,792)	27,631
Change in fair value of servicing rights	2,986	12,549
Amortization of discount on long-term debt	11,406	142,249
Premium on early conversion of convertible note	–	300,000
Changes in operating assets and liabilities:
Restricted cash	(607,129)	38,621
Receivables	(4,308)	5,364
Prepaid and other assets	(31,035)	171,709
Accounts payable and accrued liabilities	440,743	(391,139)
Loan and Note repurchases	2,018	3,369
Net cash used in operating activities	(3,811,151)	(4,787,272)

Cash flows from investing activities:
Origination of Borrower Loans held at fair value	(27,692,219)	(12,314,876)
Repayment of Borrower Loans held at fair value	10,195,799	3,115,107
Purchases of property and equipment	(434,079)	(235,207)
Net cash used in investing activities	(17,930,499)	(9,434,976)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	17,149,999	11,344,728
Offering costs - convertible preferred stock	(447,603)	(275,903)
Proceeds from issuance of Notes held at fair value	27,692,219	12,314,876
Payment of Notes held at fair value	(9,934,921)	(3,004,589)
Proceeds from the issuance of notes payable	–	2,550,000
Principal repayment of notes payable	(300,000)	(323,575)
Proceeds from issuance of common stock	39,116	6,500
Net cash provided by financing activities	34,198,810	22,612,037

Net increase in cash and cash equivalents	12,457,160	8,389,789
Cash and cash equivalents at beginning of the period	4,284,228	616,089
Cash and cash equivalents at end of the period	$16,741,388	$9,005,878

The accompanying notes are an integral part of these financial statements.

PROSPER MARKETPLACE, INC.

Notes to Financial Statements
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

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term set at one, three or five years as of June 30, 2011.  All borrowers are funded by WebBank, an FDIC-insured, Utah-chartered industrial bank.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.

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

As reflected in the accompanying financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $54.3 million as of June 30, 2011.  For the three and six months ended June 30, 2011, the Company incurred a net loss of $2.5 million and $3.5 million, respectively and the Company had negative cash flows from operations of $3.8 million for the six months ended June 30, 2011.  Since its inception, Prosper has financed its operations primarily through equity financing from various sources.  In June 2011 the Company raised $17.2 million through the issuance of our Series E Preferred Stock to certain new investors and certain of Prosper’s existing investors.  Please see Note 9, “Shareholders’ Equity”, for further discussion of our Preferred Stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) and disclosure requirements for interim financial information and the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, as filed with the SEC on Form 8-K on August 5, 2011.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. Management believes these unaudited interim financial statements reflect all adjustments, including those of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Restricted Cash

Restricted cash consists primarily of an irrevocable letter of credit held by a financial institution in connection with the Company’s office lease and cash deposits required to support the Company’s Automated Clearing House and loan origination activities and secured corporate credit cards.

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

Interest income (expense) on Borrower Loans receivable and Payment Dependent Notes

We recognize interest income on our borrower loan receivable using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Payment Dependent Note based on the contractual interest rate. Gross interest income earned and gross interest expense incurred was $1,961,708 and $1,857,268, and $628,383 and $599,957 for the three months ended June 30, 2011 and 2010, respectively.  Gross interest income earned and gross interest expense incurred was $3,419,911 and $3,235,198, and $1,087,874 and $1,033,573 for the six months ended June 30, 2011 and 2010, respectively.

Advertising and Promotional Expenses

Under the provisions of ASC Topic 720, Other Expenses, the costs of advertising are expensed as incurred. Advertising costs were $332,376 and $97,253 for the three months ended June 30, 2011 and 2010, respectively and $850,371 and $384,301 for the six months ended June 30, 2011 and 2010, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Stock Compensation.  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to awards that is expected to vest is amortized using the straight line method over the vesting term of the stock-based award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. The forfeitures were estimated based on historical experience. The Company estimated its annual forfeiture rate to be 23.5% and 23.6% for the six months ended June 30, 2011 and 2010, respectively.

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

The fair value of stock option awards for the six months ended June 30, 2011 and 2010 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Volatility of common stock	**	67.70%	65.84%	67.70%
Risk-free interest rate	**	1.81%	1.70%	1.81%
Expected life*	**	4.3 years	4.5 years	4.3 years
Dividend yield	**	0%	0%	0%
Weighted-average fair value of grants	**	$0.20	$0.20	$0.20

*	For nonemployee stock option awards, the expected life is the contractual term of the award, which is generally ten years.

**	No stock option awards were granted during the three months ended June 30, 2011.

The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because Prosper’s equity awards have characteristics significantly different from those of traded options, the changes in the subjective input assumptions can materially affect the fair value estimate.

Total stock-based compensation expense for employee and non-employee stock-option awards reflected in the statements of operations for the six months ended June 30, 2011 and 2010 was approximately $166,743 and $126,125, respectively and $94,845 and $72,813 for the three months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, the unamortized stock-based compensation expense related to unvested stock-based awards was approximately $244,006 which will be recognized over the remaining vesting period of approximately 2.4 years.

Net Loss Per Share

Prosper computes net loss per share in accordance with ASC Topic 260 Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At June 30, 2011, there were outstanding convertible preferred stock, warrants and options convertible into 62,961,391, 639,875 and 6,316,850 common shares, respectively, which may dilute future earnings per share. Due to the Company reporting a net loss for the three and six months ended June 30, 2011 and 2010, there is no calculation of fully-diluted earnings per share as all common stock equivalents are anti-dilutive.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing rights	—	—	$2,986	$2,986
Borrower Loans receivable	—	—	23,689,950	23,689,950

Liabilities
Borrower Payment Dependent Notes	—	—	$23,478,046	$23,478,046

June 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans receivable	—	—	$44,464,760	$44,464,760

Liabilities
Borrower Payment Dependent Notes	—	—	$44,038,210	$44,038,210

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

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Servicing Rights	Borrower Loans	Borrower Payment Dependent Notes	Total
Balance at January 1, 2010	$24,319	$7,020,363	$(6,903,173)	$141,509
Originations		5,933,690	(5,933,690)	—
Principal repayments		(1,337,679)	1,311,571	(26,108)
Change in fair value on borrower loans and Payment Dependent Notes		(634,691)	725,400	90,709
Change in fair value of servicing rights	(7,114)	—	—	(7,114)
Balance at March 31, 2010	$17,205	$10,981,683	$(10,799,892)	$198,996
Originations		6,381,186	(6,381,186)	—
Principal repayments		(1,777,428)	1,693,018	(84,410)
Change in fair value on borrower loans and Payment Dependent Notes		(978,548)	1,121,647	143,099
Change in fair value of servicing rights	(5,435)	—	—	(5,435)
Balance at June 30, 2010	$11,770	$14,606,893	$(14,366,413)	$252,250

Balance at January 1, 2011	$2,986	$23,689,950	$(23,478,046)	$214,890
Originations		11,471,874	(11,471,874)	—
Principal repayments		(4,506,839)	4,343,090	(163,749)
Change in fair value on borrower loans and Payment Dependent Notes		(295,451)	580,143	284,692
Change in fair value of servicing rights	(2,019)	—	—	(2,019)
Balance at March 31, 2011	$967	$30,359,534	$(30,026,687)	$333,814
Originations		16,220,345	(16,220,345)	—
Principal repayments		(5,688,960)	5,591,831	(97,129)
Change in fair value on borrower loans and Payment Dependent Notes		3,573,841	(3,383,009)	190,832
Change in fair value of servicing rights	(967)			(967)
Balance at June 30, 2011	$—	$44,464,760	$(44,038,210)	$426,550

3. Servicing Rights

Prosper calculates the fair value of the servicing asset based on the following assumptions:

	June 30,
	2011	2010
Unpaid principal loan balance under service	$713,000	$13,900,000
Servicing fees	0.0% - 1.0%	0.0% - 1.0%
Projected prepayment speed	2.32%	1.39%
Discount rate	25%	25%

No servicing rights were purchased or sold during the six months ended June 30, 2011.

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

For borrower loans originated and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of June 30, 2011:

Monthly prepayment rate speed	1.59%
Recovery rate	5.19%
Discount rate *	8.80%
Weighted average default rate	9.13%

* This is the average discount rate among all of Prosper’s credit grades

The following table presents additional information about borrower loans and Notes measured at fair value on a recurring basis for the six months ended June 30, 2011:

	Borrower Loans	Notes
Fair value at January 1, 2011	$23,689,950	$23,478,046
Originations	27,692,219	27,692,219
Principal repayments	(9,325,409)	(9,064,531)
Borrower Loans and Notes charged-off during the period	(870,390)	(870,390)
Realized and unrealized losses included in earnings	3,278,390	—
Realized and unrealized gains included in earnings	—	2,802,866
Fair value at June 30, 2011	$44,464,760	$44,038,210

Due to the recent origination of the borrower loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  The Company had no originations of borrower loans or issuances of Notes prior to July 13, 2009. Of the loans originated from July 13, 2009 to June 30, 2011, the Company had 467 loans which were 90 days or more delinquent for an aggregate principal amount of $1,683,394 and a fair value of $108,669 as of June 30, 2011.

5. Notes Payable

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. The note was discounted by $109,583 for a net payable of $270,417. The promissory note includes both principal and interest and is payable in annual installments of $20,000 due on the first, second, third, and fourth anniversary of the note and $300,000 due on the fifth anniversary of the note. In June 2011, the promissory note was paid in full. Interest on the note was imputed at an 8% annual rate and is amortized to interest expense over the five year life of the loan.  We recorded amortized interest expense of $11,406 and $11,029 for the six months ended June 30, 2011 and 2010, respectively.

6. Accrued Liabilities

As of June 30, 2011 and December 31, 2010, accrued liabilities consist of the following:

	June 30,	December 31,
	2011	2010
Legal accruals and fees	$464,170	$373,572
Audit, tax and accounting	288,500	411,256
Payroll and benefits	200,584	161,732
Loan servicing costs	243,394	115,364
Other	387,865	157,315
	$1,584,513	$1,219,239

7. Repurchase Obligation

Changes in the repurchase obligation are summarized below:

Balance at January 1, 2011	$71,001
Reversal of provision for Loans and Notes repurchases	(57,792)
Repurchased Loans and Notes recoveries during the period	2,018
Balance at June 30, 2011	$15,227

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(2,460,201)	$(2,628,564)	$(3,520,558)	$(5,271,285)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	4,541,327	4,467,032	4,540,664	4,467,032
Basic and diluted net loss per share	$(0.54)	$(0.59)	$(0.78)	$(1.18)

Due to losses attributable to common stockholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	June 30,
	2011	2010
Excluded Securities:
Convertible preferred stock issued and outstanding	62,961,391	29,738,647
Stock options issued and outstanding	6,316,850	4,573,639
Warrants issued and outstanding	639,875	-
Total common stock equivalents excluded from diluted net loss per common share computation	69,918,116	34,312,286

9. Stockholders’ Equity

Preferred Stock

Under Prosper’s certificate of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.

In April 2010, Prosper issued and sold 20,340,705 shares of Series D (Series D) and 3,110,188 shares of Series D-1 (Series D-1) convertible preferred stock in a private placement for $14,595,709, which is net of issuance costs of $125,903.  In June 2011, Prosper issued and sold 23,222,747 shares of Series E (Series E) convertible preferred stock in a private placement for $16,702,396, which is net of issuance costs of approximately $447,603.  In connection with that sale, we issued 10,000,000 shares of the Company’s Series E-1 Preferred Stock to certain holders of our Series A, B and C Preferred Stock who participated in the Series E financing.  The E-1 shares were allocated among these stockholders in proportion to their relative participation in the Series E financing.  Upon issuance of our Series E and E-1 preferred stock all shares of our Series D-1 preferred stock were converted to common shares.

Dividends

The holders Series D and Series E preferred stock are entitled to receive dividends at an annual rate of 8% per share for the preferred stock times the Liquidation Preference for such shares of preferred stock payable in preference and priority to any declaration or payment of any distribution on common stock of the corporation in such calendar year. Such dividends shall be payable only when, as, and if declared by the Board of Directors. To date, no dividends have been declared, and there are no dividends in arrears at June 30, 2011. The accrued but unpaid cumulative dividends on shares of Series E preferred stock shall be paid in preference and priority to the payment of the accrued but unpaid cumulative dividends on shares of Series D preferred stock.  No distributions shall be made with respect to the Common Stock until all declared dividends on the Preferred Stock have been paid or set aside for payment to the Preferred Stock holders.  The right to receive dividends on shares of Series D Preferred Stock and Series E Preferred Stock shall be cumulative from and after the date of issuance of such shares of Series D Preferred Stock or Series E Preferred Stock.

Conversion

Each share of preferred stock shall automatically be converted into fully-paid, non-assessable shares of common stock at the conversion rate for such share (i) immediately prior to the closing of an underwritten initial public offering at a price per share (prior to underwriting commissions and expensese) that values the Corporation at least $200,000,000 in an offering with aggregate proceeds to Prosper of at least $40,000,000 (before  deducting underwriters commissions and expenses), pursuant to an effective registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), covering the offer and sale of Prosper’s common Stock, or (ii) upon the receipt of a written request for such conversion from the holders of more than sixty percent (60%) of the voting power of all then outstanding shares of preferred stock, or, if later, the effective date for conversion specified in such requests, provided that shares of Series D shall not be automatically converted pursuant to this clause (ii) unless the holders of eighty-two percent (82%) of the outstanding shares of Series E approve such conversion.  In addition, if when a Liquidation Event occurs, any of a holder’s shares of Series A, Series B or Series C Preferred Stock have been converted into Common Stock then all shares of Series E-1 Preferred Stock held by such holder shall automatically be converted into fully-paid, non-assessable shares of Common Stock at the then effective Conversion Rate for such shares immediately prior to such Liquidation Event.

Liquidation Rights

In the event of any liquidation, dissolution, or winding up of Prosper, whether voluntary or involuntary, Series E preferred stock shall be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of Series A, Series B, Series C, Series D, Series E-1or Common Stock by reason of their ownership of such stock, an amount per share for each share of Series E Preferred Stock held by them equal to the sum of $0.7385 (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on each share of preferred stock.  If upon such Liquidation Event, the assets of the Company legally available for distribution to the holders of the Series E  Preferred Stock are insufficient to pay the preferential amount, then the entire assets of the Corporation legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series D Preferred Stock.

After the payment or setting aside for payment to the holders of Series E preferred stock of the preferential amount, the holders of Series D preferred stock shall be entitled to receive prior and in preference to any distribution of proceeds to the holders of Series A, Series B, Series C and Series E-1 or Common Stock by reason of their ownership of such stock an amount per share for each share of Series E Preferred Stock held by them equal to the sum of $0.7385 (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on each share of preferred stock.   After the payment of settling aside for payment to the of Series E and Series D of the full amounts specified above, the holders of Series E-1 preferred stock shall be entitled to receive prior and in preference to any distribution of proceeds to the holders of Series A, Series B, Series C or Common Stock by reason of their ownership of such stock an amount per share for each share of Series E-1 Preferred Stock held by them equal to the sum of $1.00.

After the payment or setting aside for payment to the holders of Series E, Series D and Series E-1, the entire remaining proceeds legally available for distribution shall be distributed pro rata to the holders of Series E, Series D and Common Stock in proportion to the number of shares of common stock held by them.

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

Common Stock

Prosper is authorized to issue up to 70,714,116 shares of common stock, $0.001 par value, of which 4,669,249 and 4,478,667 shares were issued and outstanding as of June 30, 2011, and December 31, 2010, respectively.  Each holder of common stock shall be entitled to one vote for each share of common stock held.

Common Stock Issued upon Exercise of Stock Options

For the six months ended June 30, 2011 and 2010, the Company issued 100,416 and 18,000 shares of common stock, respectively, upon the exercise of options for cash proceeds of $21,083 and $6,500, respectively.

Common Stock Issued upon Exercise of Warrants

For the six months ended June 30, 2011, the Company issued 90,165 shares of common stock upon the exercise of warrants for cash proceeds of $18,033.

10. Stock Option Plan and Other Stock Compensation

In 2005, Prosper’s Board of Directors, which at such time was comprised of the Company’s sole stockholders, approved the adoption of the 2005 Stock Option Plan (the “Plan”). Under the Plan, options to purchase up to 1,879,468 shares of common stock were reserved for grants to employees, directors, and consultants by the Board of Directors to promote the success of Prosper’s business. On January 31, 2008, the Board of Directors increased the total number of options under the Plan by 500,000 for a total of 2,379,468 options available for grant. On October 6, 2009, the Board of Directors increased the total number of options under the Plan by an additional 500,000 for a total of 2,879,468 options available for grant. On April 15, 2010, the Board of Directors increased the total number of options under the Plan by an additional 6,109,321 for a total of 8,988,789 options available to grant. On June 3, 2011, the Board of Directors increased the total number of options under the Plan by an additional 3,550,875 for a total of 12,539,664 options available to grant.

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

Option activity under the Option Plan is summarized as follows for the periods below:

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance as of January 1, 2010	1,897,126	$0.96
Options granted (weighted average fair value of $0.20)	3,085,596	$0.20
Options exercised	(18,000)	$0.36
Options canceled	(391,083)	$1.09
Balance as of June 30, 2010	4,573,639	$0.44

Balance as of January 1, 2011	5,766,859	$0.30
Options granted (weighted average fair value of $0.20)	1,112,978	$0.20
Options exercised	(100,416)	$0.21
Options canceled	(462,571)	$0.26
Balance as of June 30, 2011	6,316,850	$0.28

Options outstanding and exercisable at June 30, 2011	2,243,864	$0.39

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of June 30, 2011 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.20 - $0.20	5,443,264	9.08	$0.20	–	1,572,942	$0.20	–
$0.25 - $0.25	34,158	4.18	0.25	–	34,158	0.25	–
$0.50 - $0.50	304,117	5.37	0.50	–	304,117	0.50	–
$0.56 - $0.56	365,000	8.09	0.56	–	177,500	0.56	–
$1.94 - $1.94	125,311	7.51	1.94	–	118,065	1.94	–
$2.17 - $2.17	45,000	6.69	2.17	–	37,082	2.17	–
	6,316,850	8.77	$0.28	$–	2,243,864	$0.39	$–

The intrinsic value is calculated as the difference between the value of Prosper's common stock at June 30, 2011, which was $0.20 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the six months ended June 30, 2011 and 2010 reflect the expenses that Prosper expects to recognize after the consideration of estimated forfeitures.

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

Due to the book and tax net losses incurred during the six months ended June 30, 2011 and 2010, Prosper has not incurred any income tax expense during those periods.  In addition, Prosper has maintained a full valuation allowance against its net deferred tax assets because the realization of those deferred tax assets is dependent upon future earnings, and the amount and timing of those earnings, if any is uncertain.

12. Commitments and Contingencies

Future minimum lease payments and other commitments

Prosper leases its corporate office and co-location facility under noncancelable operating leases that expire in July 2013 and August 2014, respectively. Prosper’s corporate office lease has the option to renew for an additional two years.  Future minimum rental payments under these leases as of June 30, 2011 are as follows:

Remaining six months ended December 31, 2011	$209,869
Years ended December 31:
2012	416,808
2013	298,357
2014	86,569
Total future operating lease obligations	$1,011,603

Rental expense under premises-operating lease arrangements was approximately $109,302 and $218,604 for the three and six  months ended June 30, 2011, and $107,012 and $214,023 for the corresponding periods during 2010, respectively.

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

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the Company prevails to a maximum of $45.0 million which represents the remaining outstanding principal amount of $0.4 million and loans charged off of $44.6 million as of June 30, 2011.

On November 25, 2008, the Company signed a settlement agreement with the North American Securities Administrators Association (“NASAA”) to pay penalties not to exceed $1.0 million to the States in order to resolve matters relating to Prosper’s alleged unregistered offer and sale of securities. The $1.0 million penalty would be allocated among the states where Prosper conducts business, based on the loan sale transaction volume in each state. However, Prosper will not be required to pay any portion of the fine to those states which elect not to participate in the settlement. As of June 30, 2011 and December 31, 2010, the Company had accrued approximately $277,000 and $284,000, respectively, in connection with this contingent liability in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state using the Company’s originations since inception. A weighting was then applied by state to assign a likelihood that the penalty will be claimed. In estimating the probability of a claim being made, we considered factors such as the nature of the settlement agreement, whether the states had given any indication of their concern regarding the sale of the promissory notes, and the probability of states opting out of the settlement to pursue their own litigation against the Company, whether penalty is sufficient to compensate these states for the cost of processing the settlement and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known. Penalties will be paid promptly after a state reviews and agrees to the language of the consent order. There is no deadline for the states to decide whether to enforce the consent order. On April 21, 2009, the Company and NASAA finalized a template consent order, which NASAA is recommending that the states adopt in settling any state initiated matters with the Company.  As of June 30, 2011, the Company entered into 33 consent order agreements and has paid an aggregate of $436,717 in penalties.

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

Some of the individual defendants filed a demurrer to the First Amended Complaint, which was heard on June 11, 2009 and sustained by the court with leave to amend until July 10, 2009.  The plaintiffs filed a Second Amended Complaint on July 10, 2009, to which the same individual defendants demurred.  On September 15, 2009, this demurrer was sustained by the court without leave to amend.  On February 25, 2011, the plaintiffs filed a Third Amended Complaint, which removed David Booth as a plaintiff and added Brian Russom and Michael Del Greco as plaintiffs.  The new plaintiffs are representing the same putative class and prosecuting the same claims as the previously named plaintiffs. On April 29, 2011, the California Court of Appeal reversed the trial court’s decision sustaining the individual defendants’ demurrer to the Second Amended Complaint. On June 9, 2011, the individual defendants filed a petition before the California Supreme Court seeking review of the Court of Appeal’s opinion.

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

On January 26, 2011, the court issued a final statement of decision finding that Greenwich has a duty to defend the class action lawsuit, and requiring that Greenwich pay Prosper's past and future defense costs in the class action suit up to $2 million.  As of June 30, 2011, Greenwich made payments to Prosper in the amount of $1,896,844 to reimburse Prosper for the defense costs it had already incurred in the class action suit. This reimbursement is reflected in Other Income in our Statement of Operations. Greenwich is required to reimburse Prosper for up to an additional $103,156 in defense costs for the class action suit going forward.  Each such reimbursement will be due within 30 days of Prosper incurring any such costs and presenting the applicable invoice to Greenwich.  Greenwich is also required to pay Prosper pre-judgment interest on the defense costs incurred by Prosper in the class action suit prior to the Court’s decision.  The amount of this pre-judgment interest is $142,584.

We intend to vigorously defend the class action lawsuit.  We cannot, however, presently determine or estimate the final outcome of the lawsuit, and there can be no assurance that it will be finally resolved in our favor.  If the class action lawsuit is not resolved in our favor, we might be obliged to pay damages, and might be subject to such equitable relief as a court may determine.

As of June 30, 2011, the lawsuits are in their preliminary stages and their probable outcomes cannot presently be determined, nor can the amount of damages or other costs that might be borne by Prosper be estimated.

13. Related Parties

Prosper’s executive officers, directors and certain affiliates participate on the Company’s lending platform by placing bids and purchasing loans originated from Prosper.  The aggregate amount of loans purchased and the income earned by these related parties as of June 30, 2011 and 2010 are summarized below:

Related Party	Aggregate Amount of Loans Purchased		Interest Earned on Loans for the six Months ended,
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Executive officers & management	$1,213,497	$540,050	26,661	$6,160
Directors	444,569	567,007	8,460	8,098
Affiliates	881,353	167,259	32,241	334
	$2,539,419	$1,274,316	67,362	$14,592

The loans were obtained on the same terms and conditions as those obtained by other lenders. Of the total aggregate amount of loans purchased since inception approximately $166,277 or 7% and $161,822 or 13% of principal has been charged off through June 30, 2011 and 2010, respectively. Prosper earned approximately $2,947 and $837 of servicing fee revenue related to these loans for the six months ended June 30, 2011 and 2010, respectively.

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

15. Subsequent Events – Commitments and Contingencies

On July 20, 2011, the California Supreme Court denied the petition filed by the outside director defendants in the Hellum case seeking review of the Court of Appeal opinion that reversed the trial court’s decision sustaining such defendants’ demurrer to the plaintiffs’ Second Amended Complaint.

On July 1, 2011, Prosper and Greenwich entered into a Stipulated Order of Judgment pursuant to which Prosper agreed to dismiss its remaining claims against Greenwich, and Greenwich agreed that, by August 1, 2011, it would either make its pre-judgment interest payment to Prosper or give an undertaking with respect to such payment pending an appeal pursuant to California Code of Civil Procedure § 917.1.  As of the issuance of these financial statements and related notes to the financial statements, Greenwich had not taken either action.

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

Our Operating History

We incorporated in Delaware in March 2005 and launched our public website, www.prosper.com on February 13, 2006.  As of June 30, 2011, our platform has facilitated 40,921 borrower loans since its launch.

We made significant changes to the operation of our lending platform that became effective on July 10, 2009 and on July 13, 2009, we began accepting new commitments from our lender members on our platform.  Prior to October 16, 2008, we purchased loans from WebBank and then sold and assigned the loans to the lender members who bid on the listings for those loans.  Since July 10, 2009, we retain the loans and issue new securities, the Notes, to the winning lenders.  Our obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan.  We expect to generate increased revenue from borrower origination fees and non-sufficient funds fees and lender members’ servicing fees as our transaction volume increases.  Over time, we expect that the number of borrowers and lender members and the volume of borrower loans originated through our platform will increase.

We have a limited operating history and have incurred net losses since our inception.  Our net loss was $2,460,201 and $2,628,564 for the three months ended June 30, 2011 and 2010, respectively and $3,520,558 and $5,271,285 for the six months ended June 30, 2011 and 2010, respectively.  We earn revenues primarily from borrower origination fees, non-sufficient funds fees and lender member service fees. At this stage of our development, we have funded our operations primarily with proceeds from equity financings, which are described below under “Liquidity and Capital Resources.”

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

Our historical financial results and this discussion reflect the structure of our lending platform and our operations both prior to and after July 10, 2009.  For a discussion of the effect of our new structure on our financial statements, see “Borrower Loans and Payment Dependent Notes” under "Critical Accounting Policies and Estimates" below.

Trends and Uncertainties

The peer-to-peer lending industry remains a very innovative and unique industry that is still in its infancy.  We are vulnerable to legislative and regulatory developments that may impact our business model in a positive or negative manner.  For example, we continue to discuss with the SEC how federal securities law and evolving staff positions impact the manner in which we operate our platform.  We will continue to monitor legislative and regulatory developments that we may encounter in the future in order to better respond to effects it may have on our business platform.

Through the first six months of 2011, we have increased our origination volume consistently month over month.  We hope to continue this trend of growth as our borrower and lender bases continue to strengthen, and become more familiar with our platform.  Overtime we expect our lender base to grow as we gain more exposure to potential lenders, and establish our Notes as a viable investment alternative.

As discussed in the notes to our financial statements located elsewhere in this report, we issued and sold 23,222,747 shares of our Series E convertible preferred stock in June 2011 in a private placement for an aggregate of $17.2 million, which we expect to use for our ongoing business needs.  We also anticipate the launch of Quick Invest, our loan search tool, in July 2011 to allow lender members to better identify Notes that meet their investment criteria and simplify their user experience in deploying funds on our site.  We continue to invest in software, hardware and website development in order to improve our operating platform and to maintain and enhance our website attractiveness and ease of use.  We also have increased headcount in our marketing, sales, development, customer support and operations departments in response to attrition and anticipated growth.

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

For additional information and discussion, see Note 2, Note 3 and Note 4 to the financial statements included elsewhere in this report.

Borrower Loans and Payment Dependent Notes

On July 13, 2009, we implemented our new operating structure and began issuing Notes.  The post registration operating structure resulted in Prosper purchasing loans from WebBank and holding the loans until maturity.  Prosper issues new securities, the Notes, to the winning lenders.  Prosper’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper.  As a result of these changes, Prosper carries the borrower loans and the Notes on its balance sheet as assets and liabilities, respectively.

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

For borrower loans and Notes issued after July 13, 2009, we used the following average assumptions to determine fair value measurement the fair value as of June 30, 2011:
Monthly prepayment rate speed	1.59%
Recovery rate	5.19%
Discount rate *	8.80%
Weighted Average Default Rate	9.13%
* This is the weighted average discount rate among all of Prosper’s credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at June 30, 2011 for borrower loans and Notes are presented in the following table:

		Payment
	Borrower	Dependent
	Loans	Notes
Discount rate assumption:	8.80%	8.80%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(378,300)	$375,200
200 basis point increase	(749,200)	743,000
Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$385,800	$(382,700)
200 basis point decrease	779,500	(773,100)

Default rate assumption:	9.13%	9.13%
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(437,100)	$433,300
20% higher default rates	(871,800)	864,200
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$440,300	$(436,500)
20% lower default rates	884,600	(876,900)

Overall, if the fair value of the borrower loans decrease or increase due to any changes in our assumptions, there will also be a corresponding decrease or increase in the fair value of the linked Notes. As a result, the effect on Prosper’s earnings of adverse changes in key assumptions is mitigated. However, the impact of these changes in fair value could have a material adverse impact on lender members' investments in the Notes.

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

We accrue a provision for the repurchase obligation when the Notes are sold to the lender members in an amount considered appropriate to reserve for our repurchase obligation related to the Notes in the event of violation of the applicable federal/state/local lending laws or verifiable identify theft.  The repurchase obligation is evaluated at least once a quarter and represents an estimate based on the rate of historical repurchases as a percentage of originations (which generally occur within six to nine months of origination).  The repurchase obligation may include a judgmental management adjustment due to our limited operating history, changes in current economic conditions, the risk of new and as yet undetected fraud schemes, origination unit and dollar volumes and the lack of industry comparables.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition.  Under ASC Topic 605, Prosper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price of the services is fixed and determinable and collectability is reasonably assured.

Origination Fees

From our relaunch in July of 2009 until July 2010, borrowers with a Prosper Rating of AA were charged an origination fee of 0.5% of the aggregate principal balance of the loan with no minimum fee and borrowers with a Prosper Rating of A through HR were charged an origination fee of 3% of the aggregate principal balance of the loan or $50, whichever was greater.  In July of 2010, we implemented a new fee structure, under which borrowers with a Prosper Rating of AA are charged an origination fee of 0.5% of the aggregate principal balance of the loan with no minimum fee, borrowers with a Prosper Rating of A or B are charged an origination fee of 3.0% of the aggregate principal balance of the loan or $75, whichever is greater, and borrowers with a Prosper Rating of C through HR are charged an origination fee of 4.5% of the aggregate principal balance of the loan or $75, whichever is greater.  Beginning December 20, 2010, we eliminated the $75 minimum fee for all listings.  Origination fees are charged by WebBank and we receive amounts equal to these fees as compensation for our marketing and underwriting activities.

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

Our procedures generally require the automatic debiting of borrower member bank accounts by automated clearing house (ACH) transfer, although we allow payment by check and bank draft.  We charge a non-sufficient funds fee to a borrower member to cover the cost we incur if an automatic payment fails and is rejected by the borrower member’s bank, for example if there is an insufficient balance in the bank account or if the account has been closed or otherwise suspended.  If an automatic payment fails we make up to two additional attempts to collect; however, there is no additional fee charged to the borrower if these attempts fail.  We retain the entire amount of the non-sufficient funds fee, which is currently $15 per initial payment failure, or such lesser amount required by law, to cover our costs.

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

Rebates and Promotions

We account for rebates and promotions in accordance with ASC Topic 605, Revenue Recognition.  From time to time we offer rebates and promotions to our borrower and lender members.  We record these rebates and promotions as an offset to revenue if a particular rebate or promotion is earned upon the origination of the loan. Our rebate and promotions have in the past been in the form of cash back and other incentives paid to lender and borrowers.

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

Results of Operations

Our results of operations for the three and six months ended June 30, 2011 and 2010, together with the percentage change between periods, are set forth below.

	Three Months Ended June 30,						Three Months Ended June 30,
	2011		2010		Change from prior period		2011		2010		Change from prior period
	$	As a % of sales	$	As a % of sales	$ Increase/(Decrease)%		$	As a % of sales	$	As a % of sales	$ Increase/ (Decrease)%
Revenues
Origination fees	$598,549		$171,665		$426,884	249%	$991,851		$320,270		$671,581	210%
Loan servicing fees	7,544		35,536		(27,992)	(79%)	19,563		100,621		(81,058)	(81%)
Interest income on Borrower Loans and
Borrower Payment Dependent Notes, net	104,440		28,426		76,014	267%	184,713		54,300		130,413	240%
Rebates and promotions	(278,559)		(18,200)		(260,359)	1431%	(444,963)		(19,868)		(425,095)	2140%
Revenues	431,974		217,427		214,547	99%	751,164		455,323		295,841	65%

Cost of Revenues
Cost of services	(293,153)	(68%)	(220,831)	(102%)	(72,322)	33%	(595,976)	(79%)	(403,222)	(89%)	(192,754)	48%
Reversal of (Provision for) loan and Note repurchases	(2,877)	(1%)	(19,597)	(9%)	16,720	(85%)	57,792	8%	(27,631)	(6%)	85,423	(309%)
Net revenues	135,944		(23,001)		158,945	(691%)	212,980		24,470		188,510	770%

Operating expenses
Compensation and benefits	1,603,216	371%	1,078,904	496%	524,312	49%	3,161,425	421%	2,253,729	495%	907,696	40%
Marketing and advertising	332,376	77%	97,253	45%	235,123	242%	850,371	113%	384,301	84%	466,070	121%
Depreciation and amortization	110,006	25%	148,433	68%	(38,427)	(26%)	233,270	31%	278,164	61%	(44,894)	(16%)
General and administrative
Professional services	543,963	126%	684,775	315%	(140,812)	(21%)	1,140,923	152%	1,408,984	309%	(268,061)	(19%)
Facilities and maintenance	175,754	41%	155,756	72%	19,998	13%	325,953	43%	319,612	70%	6,341	2%
Other	208,189	48%	599,312	276%	(391,123)	(65%)	435,876	58%	914,640	201%	(478,764)	(52%)
Total expenses	2,973,504		2,764,433		209,071	8%	6,147,818		5,559,430		588,388	11%
Loss before other income	(2,837,560)		(2,787,434)		(50,126)	2%	(5,934,838)		(5,534,960)		(399,878)	7%

Other income
Interest Income	1,563	0%	3,860	2%	(2,297)	(60%)	2,597	0%	4,329	1%	(1,732)	(40%)
Change in fair value on Borrower Loans and
Borrower Payment Dependent Notes, net	190,832	44%	143,099	66%	47,733	33%	475,524	63%	233,808	51%	241,716	103%
Insurance recoveries	168,571	39%	-	0%	168,571	100%	1,896,844	253%	-	0%	1,896,844	100%
Loss on impairment of fixed assets	(1,707)	(0%)	(3,179)	(1%)	1,472	(46%)	(1,714)	(0%)	(3,179)	(1%)	1,465	(46%)
Other income	18,100	4%	15,090	7%	3,010	20%	41,029	5%	28,717	6%	12,312	43%
Total other income	377,359		158,870		218,489	138%	2,414,280		263,675		2,150,605	816%
Loss before income taxes	(2,460,201)		(2,628,564)		168,363	(6%)	(3,520,558)		(5,271,285)		1,750,727	(33%)
Provision for income taxes	-	0%	-	0%	-	0%	-	0%	-	0%	-	0%
Net Loss	$(2,460,201)		$(2,628,564)		$168,363	(6%)	$(3,520,558)		$(5,271,285)		$1,750,727	(33%)

Revenues

Origination Fees

Origination fees for the three and six months ended June 30, 2011 were $598.5 thousand and $991.9 thousand, respectively, representing an increase of 249% and 210%, as compared to $171.7 thousand and $320.3 thousand for the three and six months ended June 30, 2010, respectively.   The significant increase in origination fees for both the three and six months ended June 30, 2011 was primarily due to the Company’s higher origination volume during those periods in 2011 as compared to the corresponding periods in 2010.  The Company originated 2,478 loans totaling $16.2 million during the second quarter of 2011, compared to 1,539 loans totaling $6.4 million originated in the second quarter of 2010.  The Company originated 4,222 loans totaling $27.7 million during the first six months of 2011 as compared to 2,782 loans totaling $12.3 million originated in the first six months of 2010.  Other factors contributing to the increased origination volume were due to a shift in various marketing avenues and refining operational processes which yielded greater listing and bidding activity.  During the second quarter of 2011 we increased the use of various rebate and promotional strategies to attract a larger number of lenders to our site.  We have also increased our headcount in our customer service and loan approval functions to better meet consumer demand in the first two quarters of 2011.  In addition, we updated our origination fees in late December 2010 with the elimination of minimum fee amounts for any borrowers with a Prosper Rating of A through HR.  As our company matures, our borrower and lender members have become more familiar with our site as evidenced by an increase in the reinvestment of lender funds, additional capital being placed on the platform as well as borrowers securing second loans.  We continue to see steady growth in borrower listings on our platform as the peer to peer lending market is gaining acceptance as an alternative source of credit.

Loan Servicing Fees

For the three and six months ended June 30, 2011, loan servicing fees were $7.5 thousand and $19.6 thousand, respectively, representing a decrease of $28.0 thousand and $81.1 thousand over the corresponding periods in 2010.  The decrease in loan servicing fees is attributed primarily to the overall decrease in the outstanding principal balance of loans serviced from the comparable prior year periods.  As our loan servicing revenue primarily consists of loan servicing fees and non-sufficient funds fees on loans originated prior to October 16, 2008, we expect that over time servicing fee revenue will ultimately decrease to zero as the loans originated prior to October 16, 2008 mature.

 Interest Income on Borrower Loans and Payment Dependent Notes

Gross interest income earned and gross interest expense incurred were approximately $2.0 million and $1.9 million, respectively for the three months ended June 30, 2011, resulting in net interest income of $104.4 thousand. Gross interest income earned and gross interest expense incurred for the three months ended June 30, 2010 were approximately $628.4 thousand and $600.0 thousand, netting to $28.4 thousand in interest income.  Gross interest income earned and gross interest expense incurred were approximately $3.4 million and $3.2 million, respectively for the six months ended June 30, 2011, resulting in net interest income of approximately $184.7 thousand.  Gross interest income earned and gross interest expense incurred were approximately $1.1 million and $1.0 million, respectively for the six months ended June 30, 2010, resulting in net interest income of approximately $54.3 thousand.  Overall net interest income for the above mentioned periods is driven by the rise in the amount of loans that we originate and service at any given point.  As discussed above, our origination volume has increased steadily over the first six months of 2011, which resulted in increases to our gross interest income and expense and ultimately our net interest income.  Over time, we expect that revenues and expenses related to borrower loans and Notes will increase as we grow our platform.

Rebates and Promotions

For the three and six months ended June 30, 2011, we incurred expenses related to rebates and promotions extended to borrowers and lenders of $278.6 thousand and $445.0 thousand, respectively, which represented an increase of $260.4 thousand and $425.1 thousand over the corresponding periods in 2010.  During the first six months of 2011 we increased the frequency and volume of our promotion and rebate programs as compared to the first six months of 2010 in order to incent borrowers and lenders.

Cost of Revenues

Cost of Services

Cost of services are comprised of credit bureau fees, payments to strategic partners, collection expenses, the change in fair value of servicing rights, referral program fees for certain partners and other expenses directly related to loan funding and servicing.  Cost of service expenses were $293.2 thousand for the three months ended June 30, 2011, representing a 33%  increase, as compared to $220.8 thousand for the three months ended June 30, 2010.  Cost of service expenses were $596.0 thousand for the six months ended June 30, 2011, an increase of 48%, as compared to $403.2 thousand for the six months ended June 30, 2010.  The increase in our cost of services during these periods was due in part to an increase in our credit bureau fees resulting from a proportional increase in loan listing volume for both the three and six months ended June 30, 2011. In addition, we saw a 75% increase in strategic partnership fees for the three and six months ended June 30, 2011 over the prior year periods due to the renegotiation of our contract with WebBank. These increases were slightly offset by a decline in collection fees related to a collection test conducted in the second quarter of 2010.

Loan and Note Repurchases

Judgments in our favor have led to recoveries during the period that correspond to certain repurchased loans.  For the three and six months ended June 30, 2011, we received recoveries of approximately $266 and $3.8 thousand, respectively.  For the three and six months ended June 30, 2010, we received recoveries of approximately $1.4 thousand and $3.4 thousand, respectively.  Through the first six months of 2011 and 2010, we did not incur any losses from repurchased loans.  Based on our analysis of our past loan repurchase history, we decreased our loan repurchase obligation to approximately $15.0 thousand from a previously recorded obligation of $71.0 thousand at December 31, 2010, which resulted in a gain in our statement of operations of approximately $58.0 thousand. We continue to devote a significant amount of attention to fraud prevention and will continue to enhance our fraud control procedures to maintain a low level of repurchased loans.

Other Income

Change in Fair Value on Borrower Loans and Payment Dependent Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures, we elected to account for unrealized gains or losses on the borrower loans and borrower payment dependent notes on a fair value basis.  These amounts are included as a component of other income (expense) in our statement of operations. The total fair value adjustment was $3.6 million and $3.4 million for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $190.8 thousand for the three months ended June 30, 2011.  The total fair value adjustment was $978.5 thousand and $1.1 million for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $143.1 thousand for the three months ended June 30, 2010.  The total fair value adjustment was $3.3 million and $2.8 million for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $475.5 thousand for the six months ended June 30, 2011.  The total fair value adjustment was $1.6 million and $1.8 million for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $233.8 thousand for the six months ended June 30, 2010. The significant fluctuations over the prior periods are due to the continued refinement of our discounted cash flow assumptions.

Insurance recoveries

During the first quarter of 2011 the Superior Court of California issued a final statement of decision finding that Greenwich Insurance Company, our insurance carrier with respect to our class action lawsuit, has a duty to defend the class action lawsuit and requiring that Greenwich pay Prosper's past and future defense costs in the class action suit.  As of June 30, 2011, Greenwich made aggregate payments to us in the amount of $1,896,844 to reimburse us for the defense costs we had already incurred in the class action suit.  Please see our Note 12 “Commitment and Contingencies” in the notes to our financial statements contained elsewhere in this report for further information related to this payment by our former insurance carrier.

Other Income

Other income consists primarily of credit referral fees, where partner companies pay us an agreed upon amount for referrals of customers from our website.  Other income was $18.1 thousand for the three months ended June 30, 2011, which represented an increase of $3.0 thousand, as compared to $15.1 thousand for the three months ended June 30, 2010.  Other income was $41.0 thousand for the six months ended June 30, 2011, an increase of $12.3 thousand, as compared to $28.7 thousand for the six months ended June 30, 2010.  The increase in other income during these periods was due to the addition of a number of new partners as well as increased traffic to existing credit referral partners.

Operating Expenses

Compensation and benefits were $1.6 million and $3.2 million for the three and six months ended June 31, 2011, respectively, which represented an increase of $524.3 thousand and $907.7 thousand over the corresponding periods in 2010.   The increase was largely due to the Company steadily increasing its employee headcount in the first six months of 2011, which in turn resulted in increased staffing costs such as salary and wages, payroll taxes, healthcare, accrued vacation and stock based compensation.  We increased our headcount within our development, sales, marketing and customer support groups in the past six months of 2011.  We intend to continue to increase headcount as we grow our lender and borrower bases and carry out our business plan.  In addition, spending increased related to the use of contract labor and bonus expense during the period. There was also a decrease in the amount of salaries capitalized related to the internally developed software.

Marketing and advertising costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, marketing promotions, public relations and direct mail marketing.  Marketing and advertising costs were $332.4 thousand for the three months ended June 30, 2011, an increase of $235.1 thousand over the three months ended June 30, 2010.   Marketing and advertising costs were $850.4 thousand for the six months ended June 30, 2011, an increase of 121%, as compared to $384.3 thousand for the six months ended June 30, 2010.   The increases noted above were largely due to increased efforts and testing with various marketing programs in order to increase our investor and borrower volume.

Depreciation and amortization expense was $110.0 thousand for the three months ended June 30, 2011, a decrease of 26%, compared to $148.4 thousand for the three months ended June 30, 2010.  Depreciation and amortization expense was $233.3 thousand for the six months ended June 30, 2011, a decrease of 16%, compared to $278.2 thousand for the six months ended June 30, 2010.  The decrease was attributed to assets becoming fully depreciated during each of the respective periods, however these decreases were offset by the capitalization of various internally developed software projects placed in service during 2010, which in turn increased depreciation expense taken on those assets during the first six months of 2011.

General and Administrative Expenses

Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services and other outside costs.  For the three months ended June 30, 2011 professional service expenses were $544.0 thousand, a 21% drop compared to $684.8 thousand for the three months ended June 30, 2010.  For the six months ended June 30, 2011 professional service expenses were $1.1 million, a decrease of 19% compared to $1.4 million for the six months ended June 30, 2010.  The overall decrease in professional service expenses in the first half of 2011 was primarily due to lower legal fees incurred for regulatory and compliance matters and the discontinued use of a lobbying firm. These decreases were partially offset by increases in consulting, accounting and tax expenses related to an increase in SEC filings related to our registration statement during the six months ended June 30, 2011, as compared to the corresponding periods in 2010.

Facilities and maintenance expenses consist primarily of rents paid for our corporate office lease and data co-location facility, office supply expenses, repairs and maintenance expense and equipment and software costs that did not meet capitalization criteria. Facilities and maintenance expenses for the three months ended June 30, 2011 were $175.8 thousand a 13% increase relative to the prior year period. This increase was primarily due to additional software licenses and subscriptions incurred.

Other general and administrative expenses consist of bank service charges, NASAA state penalty settlement expenses, travel and entertainment expenses, taxes and licenses costs, communications costs, interest expense, recruiting costs and other miscellaneous expenses.  For the three months ended June 30, 2011, other general administrative expenses were $208.2 thousand, a decrease of $391.1 thousand, as compared to $599.3 thousand for the three months ended June 30, 2010.  For the six months ended June 30, 2011, other general administrative expenses were $435.9, a decrease of $478.8 thousand, as compared to $914.6 thousand for the six months ended June 30, 2010.  Overall, this decrease is attributed to interest expense recognized in the first and second quarter of 2010 related to our convertible promissory notes which were not present through the first six months of 2011.  These large decreases were partially offset by an increase in recruiting services.

Liquidity and Capital Resources

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through the end of 2011.  We had negative cash flows from operations of $3.8 million and $4.8 million for the six months ended June 30, 2011 and 2010, respectively.  As reflected in the accompanying financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $54.3 million as of June 30, 2011.  At June 30, 2011, the Company had approximately $16.7 million in available cash and cash equivalents.  Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan, however we believe that our current cash position is sufficient to meet our current liquidity needs.

Net cash used in operating activities was $3.8 million and $4.8 million for the six months ended June 30, 2011 and 2010, respectively.  Net cash used in operating activities was used to fund ongoing operations such as headcount cost, legal and accounting services, marketing expenses and cost of service expenses.  The anticipated increase in origination revenue is expected to reduce our ongoing cash requirements.

Net cash used in investing activities for the six months ended June 30, 2011 was $17.9 million which consisted of $27.7 million in borrower loan originations offset by $10.2 million in borrower loan principal repayments and purchases of property and equipment of $434.1 thousand.

Net cash provided by financing activities for the six months ended June 30, 2011 was $34.2 million which consisted of proceeds from the issuance of Borrower Payment Dependent Notes of $27.7 million, proceeds from the issuance of convertible preferred stock or $17.2 million, proceeds from the issuance of common stock of $39.1 thousand, offset by $9.9 million in repayment of Borrower Payment Dependent Notes, payment of offering costs related to the issuance of our convertible preferred stock of $447.6 thousand and the principal repayment of the remaining $300.0 thousand balance from a non-interest bearing promissory that we entered into in 2006 in connection with the purchase of the “Prosper.com” domain name.

On November 10, 2009, the Company and QED Fund I, L.P., a Delaware limited partnership (“QED”), entered into a Note and Warrant Purchase Agreement (the “QED Purchase Agreement”), pursuant to which, we issued to QED a Convertible Promissory Note (the “QED Note”) dated as of November 10, 2009.  The QED Note had a principal amount of $1,000,000.  Interest on the QED Note accrued at a per annum rate of 15.0%. In connection with the consummation of the Series D Financing, the QED Note and all accrued interest was converted into Series D preferred stock equal to principal and accrued interest of $1,064,521 on the QED Note, plus $300,000 which represented consideration for QED’s agreement to convert the QED Note prior to its maturity date.

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

On April 15, 2010, we entered into a Stock Purchase Agreement with certain new investors and certain of our existing investors pursuant to which, we issued and sold 20,340,705 shares of the Company’s Series D preferred stock and 3,110,188 shares of the Company’s Series D-1 Preferred Stock for an aggregate purchase price of $14.7 million.

On June 3, 2011, we entered into a Stock Purchase Agreement with certain new investors and certain of its existing investors, pursuant to which Prosper issued and sold to such investors 23,222,747 shares of the Company’s Series E Preferred Stock for an aggregate purchase price of $17.2 million. In connection with that sale, we issued 10,000,000 shares of the Company’s Series E-1 Preferred Stock to certain holders of our Series A, B and C Preferred Stock who participated in the Series E financing.  The E-1 shares were allocated among these stockholders in proportion to their relative participation in the Series E financing.

        As discussed in Note 12 “Commitments and Contingencies” of our financial statements contained elsewhere in this report and in the “Other Income” section above, Greenwich made payments to Prosper in the amount of $1,896,844 to reimburse Prosper for the defense costs it had already incurred in the class action suit during the first six months of 2011.  Greenwich is required to reimburse Prosper for up to an additional $103,156 in defense costs for the class action suit going forward.  Greenwich is also required to pay Prosper pre-judgment interest on the defense costs incurred by Prosper in the class action suit prior to the Court’s decision.  The amount of this pre-judgment interest is $142,584.   We have assessed the contingent liability related to prior sales of loans on the platform and have determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of $45.0 million, which represents the remaining outstanding principal amount of $0.4 million and loans charged off of $44.6 million as of June 30, 2011.  For more information, see Note 12 of our financial statements located elsewhere in this report.

Since our inception, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Income Taxes

We incurred no income tax provision for the three and six months ended June 30, 2011 and 2010.  Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization and use of net operating loss carry forwards.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we have not engaged in any off-balance sheet financing activities.  We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

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

The Prosper Ratings that were in place as of June 30, 2011 and the associated estimated loss ranges associated with them are as follows:

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

Recent Loan Originations

      The table below shows loan volume and average lender yield by Prosper Rating for originations from July 13, 2009 to June 30, 2011.

Prosper Rating	Number	Amount	Average Loan Size	Weighted Average Borrower APR
AA	1,295	$9,800,044	$7,568	9.18%
A	1,861	11,598,945	6,233	12.65%
B	1,169	8,927,286	7,637	17.08%
C	1,400	6,999,049	4,999	23.39%
D	2,952	14,221,038	4,817	29.64%
E	1,742	7,347,235	4,218	35.29%
HR	1,489	4,625,404	3,106	35.57%
Total	11,908	$63,519,001	$5,334	22.01%

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

The following seven graphs show loan performance through June 30, 2011 by delinquency rates and cumulative principal default rates.  Loans originated prior to July 13, 2009 were not assigned a Prosper Rating at the time of origination.  In order to view performance on a comparable basis, we have retroactively assigned a Prosper Rating to these loans based upon their applicable listing characteristics.  The “N/A” category includes loans with a credit score of less than the minimum score now required as well as loans for which we could not generate a Prosper Rating because the credit variables needed to determine the rating were not available.

The graph below shows 1-30 and 31-120 day delinquency rates for loans originated prior to July 13, 2009 by quarter.  This graph shows delinquencies as a percentage of total outstanding principal balance. We consider loans more than 30 days past due to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.

The table below shows 1-30 and 31-120 day delinquency rates by quarter for loans originated between July 13, 2009 and June 30, 2011.  This graph shows delinquencies as a percentage of total outstanding principal balance.  We consider loans more than 30 days past due to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.

The following graphs show cumulative principal default rates for borrower loans originated by year.  The cumulative charge-off rate is calculated as the sum of the cumulative principal balance charged-off divided by the original amount borrowed.  The vertical axis shows the percentage of principal charged-off.  The horizontal axis shows the age of the loan in monthly cycles.  We only include data for a point along the horizontal axis if at least 70% of the original amount borrowed in that vintage has been outstanding for at least that number of cycles.  For example, in our graph for Loans Funded During 2009, 70% or more of the original amount borrowed in that vintage has been outstanding for 19 or more cycles, but less than 70% of the original amount borrowed has been outstanding for 20 or more cycles. So, that graph includes a data point for cycle 19 but not for cycle 20.

The following table shows cumulative principal default rates for loans originated from January 1, 2006 to December 31, 2006, as of June 30, 2011.   Loans originated during this period cannot be assigned a Prosper Rating because the requisite credit variables needed to determine the Prosper Score were unavailable.

The following table shows cumulative principal default rates for loans originated from January 1, 2007 to December 31, 2007, as of June 30, 2011.   The “N/A” category consists of loans originated during this period that cannot be assigned a Prosper Rating because the requisite credit variables needed to determine the Prosper Score were unavailable.

The following table shows cumulative principal default rates for loans originated from January 1, 2008 to December 31, 2008, as of June 30, 2011.  The “N/A” category consists of loans originated during this period that cannot be assigned a Prosper Rating because the requisite credit variables needed to determine the Prosper Score were unavailable.

The following table shows cumulative principal default rates for loans originated from January 1, 2009 to December 31, 2009, as of June 30, 2011.

The following table shows cumulative principal default rates for loans originated from January 1, 2010 through August 30, 2010, as of June 30, 2011.  For loans generated in 2010 we only present loans which were originated at least 10 months ago, as of June 30, 2011.

The following table presents additional aggregated information as of June 30, 2011 regarding delinquencies, defaults and borrower payments, grouped by Prosper Rating, for all loans originated on our website from November 2005 through July 12, 2009.  With respect to delinquent borrower loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of June 30, 2011.

Loan Originations
November 2005 - July 12th, 2009
(as of June 30, 2011)

	Total Loan Originations		Current Loans			1-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	1,148	5,610,741	63	371,150	26,998	1	10,000	315
A	1,241	6,315,414	87	473,438	32,514	2	14,500	1,642
B	319	2,254,565	20	126,350	9,510	1	4,500	141
C	1,448	11,287,831	118	885,163	58,765	7	87,200	8,797
D	2,048	14,156,042	166	980,293	78,767	13	91,500	8,825
E	622	3,750,560	50	233,450	18,417	2	14,500	1,377
HR	6,914	67,881,305	323	2,460,314	192,531	21	191,600	14,558
N/A1	15,273	67,881,166	379	995,017	91,204	26	59,475	9,064
	29,013	179,137,624	1,206	6,525,175	508,707	73	473,275	44,719
	avg loan size:	$6,174

percent of total			4.2%	3.6%		0.3%	0.3%

	Paid In Full		31+ Days Past Due			Defaulted 2
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA	1,037	4,819,637	2	26,000	5,229	43	375,954	200,021
A	1,032	5,158,426	2	11,500	2,294	115	651,800	343,881
B	259	1,818,315	1	9,900	2,165	38	295,500	160,146
C	1,017	7,511,416	10	69,118	10,035	287	2,663,834	1,634,636
D	1,416	9,826,560	12	79,600	11,117	438	3,170,289	1,948,352
E	407	2,356,585	4	29,500	3,251	158	1,115,525	670,567
HR	3,634	33,377,441	43	299,598	41,821	2,881	31,340,152	20,710,293
N/A1	8,240	36,933,181	49	138,953	20,961	6,532	29,482,988	19,364,950
	17,042	101,801,561	123	664,169	96,874	10,492	69,096,043	45,032,848

percent of total	58.7%	56.8%	0.4%	0.4%		36.2%	38.6%

	Repurchased					Default due to Delinquency:
Prosper Rating	Number	Origination Amount					9,342	$39,637,422
AA	2	8,000
A	3	5,750
B	-	-				Default due to Bankruptcy3 :
C	9	71,100					1,150	$5,395,426
D	3	7,800
E	1	1,000
HR	12	212,200
N/A1	47	271,552
	77	577,402
percent of total	0.3%	0.3%

1	includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating
2	includes all loans >120 days past due
3
Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due.  If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

From November 2005 through July 12, 2009, we facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624.  As of June 30, 2011, 4.2% of the borrower loans were current, 58.7%  were paid in full, 0.3% were 1 to 30 days past due, 0.4% were more than 30 days past due and 36.2% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.  Of these 29,013 borrower loans, 13,346 loans or 46%, have been greater than 15 days past due at any time, 12,288 loans or 42%, have been more than 30 days past due at any time and 11,582 or 40%, have been more than 60 days past due at any time. We repurchased a total of 77 of these loans, with an aggregate original principal amount of $577,402 (0.3% of total), due to identification theft or operational issues.

Of loans originated prior to July 13, 2009, 10,492 had defaulted as of June 30, 2011, equaling a total net defaulted amount of $45,032,848.  Of these 10,492 defaulted loans, the borrowers of 1,150 of the loans have filed for bankruptcy, resulting in a net defaulted amount of $5,395,426.

The following table presents additional aggregated information as of June 30, 2011, grouped by Prosper Rating, for all loans originated on our website from July 13, 2009 through June 30, 2011.  With respect to delinquent borrower loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of June 30, 2011.

Loan Originations
July 13, 2009 - June 30, 2011
(as of June 30, 2011)

	Total Loan Originations		Current Loans			1-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	1,295	$9,800,044	946	$7,763,025	$5,874,809	9	$79,100	$62,825
A	1,861	11,598,945	1,471	9,703,052	7,190,096	15	64,700	43,905
B	1,169	8,927,286	999	7,769,974	6,532,107	9	76,100	68,278
C	1,400	6,999,049	1,052	5,390,957	4,265,559	17	113,056	80,919
D	2,952	14,221,038	2,385	12,014,069	10,358,320	65	275,656	241,577
E	1,742	7,347,235	1,423	6,233,432	5,636,517	40	163,700	147,442
HR	1,489	4,625,404	1,122	3,460,197	2,844,443	41	125,397	107,367
	11,908	$63,519,001	9,398	$52,334,705	$42,701,850	196	$897,709	$752,314
	avg loan size:	$5,334

percent of total			78.9%	82.4%		1.6%	1.4%

	Paid In Full		31+ Days Past Due			Defaulted 1
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA	322	$1,790,519	5	$39,500	$30,442	13	$127,900	$107,157
A	314	1,572,106	11	41,600	30,570	50	217,487	172,289
B	135	890,912	9	49,250	39,363	17	141,050	123,470
C	251	1,107,137	25	90,850	77,887	55	297,050	257,295
D	330	1,284,504	51	219,350	188,993	121	427,459	369,704
E	171	554,593	41	172,450	156,814	67	223,060	199,498
HR	204	652,980	26	86,879	73,316	96	299,952	274,743
	1,727	$7,852,750	168	$699,879	$597,386	419	$1,728,958	$1,504,155

percent of total	14.5%	12.4%	1.4%	1.1%		3.5%	2.7%

	Repurchased					Default due to Delinquency:
Prosper Rating	Number	Origination Amount					380	$1,389,907
AA	-	-
A	-	-
B	-	-				Default due to Bankruptcy2 :
C	-	-					39	$114,248
D	-	-
E	-	-
HR	-	-
	-	-
percent of total	0.0%	0.0%

1	includes all loans >120 days past due
2
Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due.  If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

 From July 13, 2009 through June 30, 2011, Prosper facilitated 11,908 borrower loans with an average original principal amount of $5,334 and an aggregate original principal amount of $63,519,001.  As of June 30, 2011, 78.9% of the borrower loans were current or had not reached their first billing cycle and 14.5% were paid in full, 1.6% were 1 to 30 days past due, 1.4% were more than 30 days past due, and 3.5% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.  Of these 11,908 borrower loans, 899 loans, or 8%, have been greater than 15 days past due at any time, 663 loans, or 6%, have been more than 30 days past due at any time, and 538 or 5%, have been more than 60 days past due at any time.

    Of loans originated after July 13, 2009, 419 have defaulted as of June 30, 2011, equaling a total net defaulted amount of $1,504,155.  Of these 419 defaulted loans, the borrowers of 39 of the loans have filed for bankruptcy, resulting in a net defaulted amount of $114,248.

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

The following table presents aggregate information, as of June 30, 2011 on the results of our collection efforts for loans originated prior to July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.  For purposes of this analysis, we have excluded the 77 loans that we repurchased due to identity theft or operational issues.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections		Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	57	$480,054	$30,741		$22,137	43	$212,877	$12,856	$200,021
AB	147	827,933	53,830		33,243	115	376,602	32,721	343,881
B	46	347,200	22,676		8,310	38	163,904	3,757	160,146
C	341	3,135,977	210,919		135,354	287	1,731,432	96,796	1,634,636
D	527	3,849,060	262,054		174,698	438	2,058,115	109,762	1,948,352
E	182	1,256,124	89,702		42,470	158	732,482	61,915	670,567
HR	3,203	34,699,201	2,497,399		1,335,035	2,881	21,746,513	1,036,220	20,710,293
N/A1	7,276	32,837,226	2,462,526		1,409,646	6,532	20,754,582	1,389,631	19,364,950

Total	11,779	$77,432,776	$5,629,848	$	*3,160,893	10,492	$47,776,506	$2,743,659	$45,032,848
* This amount excludes collection agency payments that were subsequently returned by the bank
1 includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating

The following table presents aggregate information, as of June 30, 2011 regarding the results of our collection efforts for loans originated after July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections		Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	26	$200,400	$13,210		$5,554	13	$107,157	$-	$107,157
AB	79	339,512	22,093		12,919	50	177,046	4,758	172,289
B	30	211,800	14,725		3,580	17	125,008	1,538	123,470
C	102	467,956	35,881		16,434	55	262,869	5,574	257,295
D	206	774,259	63,620		31,232	121	380,661	10,957	369,704
E	124	449,305	39,573		16,200	67	207,987	8,489	199,498
HR	146	456,581	40,500		23,351	96	279,018	4,275	274,743

Total	713	$2,899,813	$229,602	$	*109,269	419	$1,539,747	$35,592	$1,504,155
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The discussion of the NASAA settlement agreement, the class action lawsuit and our suit involving our insurance carrier with respect to the class action lawsuit, set forth in “Note 12 Commitment and Contingencies” of the Notes to the Financial Statements contained in Part I, Item 1 of this report is incorporated herein by reference.  From time to time, we may be involved in various legal proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on our results of operation or financial position. However, because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations.    We are not currently subject to any other material legal proceedings.  Except for the above matters, we are not aware of any litigation matters which have had, or are expected to have, a material adverse effect on us.

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

Borrower members supply a variety of information regarding the purpose of the loan, income, occupation, and employment status that is included in the borrower loan listings on our website.  We do not verify the majority of this information, and this information may be inaccurate or intentionally false.  Prosper borrowers may misrepresent their intentions for the use of borrower loan proceeds.  Prosper and WebBank do not verify any statements by Prosper borrowers as to how loan proceeds are to be used and do not confirm after loan funding how loan proceeds were used.  All listings are posted on our platform without our verifying the information provided by the borrower member, including the borrower’s stated income, employment status or occupation that appears in the listing.  Lender members should not rely on borrower’s self-reported information such as income, employment status, or occupation in making investment decisions.  In the cases in which we select Prosper borrower members for income and employment verification, the verification is normally done after the listing has been created and bidding is substantially completed but prior to the time the borrower loan is funded.  From the period from July 14, 2009 to March 31, 2011, we verified employment and/or income on approximately 42% of the loans we originated on a unit basis (4,066 out of 9,696) and approximately 67% of our originations on a dollar basis ($33,392,595 out of $49,528,716).  These listings were selected based on a combination of factors including amount of loan requested, Prosper Rating, debt-to-income ratio and stated income.  The identity of borrowers is not revealed to lender members, and lender members have no ability to obtain or verify borrower information either before or after they purchase a Note.  Potential lender members may only communicate with Prosper borrower members through website postings on our platform and then only on an anonymous and unverified basis.  If you rely on false, misleading or unverified information supplied by borrowers in deciding to purchase Notes, you may lose part or all of the purchase price you pay for a Note. See “About Prosper—Borrower Identity and Financial Information Verification” for more information in our prospectus dated July 14, 2011.

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

If payments on the corresponding borrower loans relating to the Notes become more than 30 days overdue, it is likely that purchasers of such Notes will not receive the full principal and interest payments that they expect to receive on the Notes and they may not recover any of their original purchase price.

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

Some of the individual defendants filed a demurrer to the First Amended Complaint, which was heard on June 11, 2009 and sustained by the court with leave to amend until July 10, 2009.  The plaintiffs filed a Second Amended Complaint on July 10, 2009, to which the same individual defendants demurred.  On September 15, 2009, this demurrer was sustained by the court without leave to amend.  On February 25, 2011, the plaintiffs filed a Third Amended Complaint, which removed David Booth as a plaintiff and added Brian Russom and Michael Del Greco as plaintiffs.  The new plaintiffs are representing the same putative class and prosecuting the same claims as the previously named plaintiffs.  On April 29, 2011, the California Court of Appeal reversed the trial court’s decision sustaining the individual defendants’ demurrer to the Second Amended Complaint. On June 9, 2011, the individual defendants filed a petition before the California Supreme Court seeking review of the Court of Appeal’s opinion.

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

You should rely only on statements made in our prospectus dated July 14, 2011 in determining whether to purchase Notes and not on any statements or information contained in two articles discussing Prosper and the operation of its platform.

Information about Prosper was published in an April 28, 2009 article in The Wall Street Journal entitled “Relaunched:  Prosper has Opened Its Market to Financial Institutions” and an August 28, 2009 article in BusinessWeek entitled “Peer-to-Peer Lending for Banks, Too?”  The articles discussed the anticipated re-launch of our platform by our wholly owned subsidiary, Prosper Loans Marketplace, Inc., or “Prosper CA,” pursuant to an exemption from the registration requirements provided by Section 3(a)(11) of the Securities Act.  The offering of borrower payment dependent notes was limited solely to lenders residing in California. Prosper ceased offering notes pursuant to this exemption on May 8, 2009 and no notes were sold to lender members pursuant to this offering.  The articles principally focused on the offering of borrower payment dependent notes, which were dependent for payment on pre-existing loans listed by financial institutions registered with Prosper.  Prosper is not offering notes dependent for payment on payments we receive on pre-existing loans listing by financial institutions in our prospectus dated July 14, 2011.  The articles also discussed historical rates of return and default risks that are not included in our prospectus dated July 14, 2011 and did not disclose many of the related risks and uncertainties described in our prospectus dated July 14, 2011. As a result, you should not rely on the information contained in these articles and only on the information contained in our prospectus dated July 14, 2011 in making your investment decision.  You should carefully evaluate all of the information in our prospectus dated July 14, 2011.

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

On July 6, 2011, we intend to replace our automated plan system with a new loan search tool.  Beginning on that date, lenders will no longer be able to create automated plans, but will instead be able to use the loan search tool to identify Notes that meet their investment criteria. A lender using the search tool will be asked to indicate (i) the Prosper Rating or Ratings she wishes to use as search criteria, (ii) the total amount she wishes to invest and (iii) the amount she wishes to invest per Note. The search tool will then compile a basket of Notes for her consideration that meet her search criteria.  If the supply of Notes that meet her criteria exceeds the total amount she wishes to invest, the search tool will select Notes for her basket based on the principle of first in, first out, i.e.,  the Note with the corresponding listing that was posted on our website earliest will be the first included in her basket, then the Note with the next oldest corresponding listing will be included, and so on, until the aggregate principal amount of Notes in her basket equals the amount she wishes to invest. If her search criteria include multiple Prosper Ratings, the search tool will divide her basket into equal portions, one portion representing each Prosper Rating selected. To the extent available Notes with these Prosper Ratings are insufficient to fill the lender’s order, the lender will be advised of this shortfall and given an opportunity either to reduce the size of her order or modify her search criteria to make her search more expansive.  See “About Prosper—How to Bid to Purchase Notes—Our Automated Plan System and Our New Loan Search Tool" in our prospectus dated July 14, 2011.

Since the Notes purchased through an automated plan or the loan search tool are the same as Notes purchased manually, they present the same risks of non-payment as all Notes that may be purchased on Prosper’s website.  For example, there is a risk that a loan identified through an automated plan or the loan search tool may become delinquent or default, and the estimated return and estimated loss for that loan individually, or the estimated loss or return for the plan or the basket of Notes selected by the search tool as a whole, may not accurately reflect the actual return or loss on such loan.  If this were to occur, a lender who purchases a Note through an automated plan or the loan search tool could pursue a claim against Prosper in connection with its representations regarding the performance of the loans bid upon through the plan or search tool.  An investor could pursue such a claim under various antifraud theories under federal and state securities law.  In addition, the SEC or an investor may take the position that the plans created pursuant to the automated bidding plan model involve the offer and sale of a separate security.  Since we did not register the automated bidding plans as separate securities, such a claim, if successful, could give investors who invested in Notes through such plans a rescission right under state or federal law and possibly subject us to civil fines or criminal penalties under federal or state law.  If such a theory was sustained, we could be liable for sales through automated bidding plans that take place prior to July 6, 2011. To date, no actions have been taken or threatened against us on this theory.  However, such actions could have a material adverse effect on our business.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On July 13, 2009, we commenced a public offering of up to $500,000,000 in principal amount of our Borrower Payment Dependent Notes pursuant to a Registration Statement on Form S-1 (File No. 333-147019). The offering is a continuous offering and remains ongoing. The registration statement was declared effective by the SEC on July 10, 2009.  From July 13, 2009 to July 31, 2011, we sold $69,523,566 in principal amount of Notes at 100% of their principal amount.  The Notes are offered only through our website, and there are no underwriters or underwriting discounts.  We have incurred estimated expenses of approximately $1,977,524 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a borrower loan through our platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

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

Prosper Marketplace, Inc.
Date: August 11, 2011	By:	/s/ Christian A. Larsen
		Name:	Christian A. Larsen
		Title:	Chief Executive Officer (Principal Executive Officer)

Prosper Marketplace, Inc.
Date: August 11, 2011	By:	/s/ Kirk T. Inglis
		Name:	Kirk T. Inglis
		Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Company’s Post Effective Registration Statement No. 10, Registration No. 333-147019, filed June 21, 2011)

3.2	Bylaws of the Registrant, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of the Company’s Form S-1, filed October 30, 2007)

10.2	Form of Lender Registration Agreement (Note Commitment, Purchase and Sale Agreement)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

101.INS	XBRL Instance Documents*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	Taxonomy Extension Calculation Linkbase Document*

101.LAB	Taxonomy Extension Label Linkbase Document*

101.PRE	Taxonomy Extension Presentation Linkbase Document*

101.DEF	Taxonomy Extension Definition Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.