Form 10-Q
period 2011-09-30
PROSPER MARKETPLACE INC
filed 2011-11-14
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 28, 2011, there were 4,669,249 shares of the registrant’s common stock outstanding.

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

PART I. Financial Information
Item 1. Financial Statements

Prosper Marketplace, Inc.
Balance Sheets
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Note 2)
ASSETS
Cash and cash equivalents	$13,558,911	$4,284,228
Restricted cash	3,834,100	2,566,631
Servicing rights	-	2,986
Receivables	16,379	6,306
Loans held for investment at fair value	146,748	-
Borrower Loans Receivable at fair value	56,900,829	23,689,950
Property and equipment, net	1,246,396	765,210
Prepaid and other assets	269,979	174,805
Intangible assets, net	-	50,306
Total assets	$75,973,342	$31,540,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$984,566	$554,347
Accrued liabilities	1,590,681	1,219,239
Borrower Payment Dependent Notes at fair value	56,333,232	23,478,046
Repurchase obligation	22,168	71,001
Notes payable	-	288,594

Total liabilities	58,930,647	25,611,227

Commitments and contingencies (see Note 12)

Stockholders' Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding as of September 30, 2011 and December 31, 2010)	4,024	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding as of September 30, 2011 and December 31, 2010)	3,310	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized, issued and outstanding as of September 30, 2011 and December 31, 2010)	2,064	2,064
Convertible preferred stock – Series D ($0.001 par value; 20,543,819 shares authorized; 20,340,705 issued and outstanding as of September 30, 2011 and December 31, 2010)	20,341	20,341
Convertible preferred stock – Series D-1 ($0.001 par value; none authorized, issued and outstanding as of September 30, 2011, and 3,110,188 shares authorized, issued and outstanding at December 31, 2010)	-	3,110
Convertible preferred stock – Series E ($0.001 par value; 23,222,747 shares authorized; 23,222,747 issued and outstanding as of September 30, 2011)	23,223	-
Convertible preferred stock – Series E-1 ($0.001 par value; 10,000,000 shares authorized; 10,000,000 issued and outstanding as of September 30, 2011)	10,000	-
Common stock ($0.001 par value; 71,417,830 shares authorized; 4,669,249 shares and 4,478,667 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	4,670	4,480
Additional paid-in capital	73,684,140	56,659,849
Accumulated deficit	(56,709,077)	(50,767,983)
Total stockholders' equity	17,042,695	5,929,195

Total liabilities and stockholders' equity	$75,973,342	$31,540,422

The accompanying notes are an integral part of these financial statements.

Prosper Marketplace, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Origination fees	$762,000	$191,831	$1,753,852	$512,101
Loan servicing fees	3,236	42,250	22,800	142,870
Interest income on Borrower Loans and Payment Dependent Notes, net	153,900	123,720	338,614	178,020
Rebates and promotions	(314,320)	3,251	(759,284)	(16,617)
Revenues	604,816	361,052	1,355,982	816,374

Cost of revenues
Cost of services	(302,999)	(265,485)	(898,975)	(668,708)
Reversal of (Provision for) loan and Note repurchases	(7,148)	813	50,644	(26,817)
Net revenues	294,669	96,380	507,651	120,849

Operating expenses
Compensation and benefits	1,746,136	1,177,175	4,907,562	3,430,904
Marketing and advertising	375,219	103,036	1,225,589	487,337
Depreciation and amortization	114,501	143,044	347,771	421,208
General and administrative
Professional services	489,207	702,540	1,630,130	2,111,524
Facilities and maintenance	197,010	159,097	522,963	478,709
Other	209,886	215,705	645,763	1,130,345
Total expenses	3,131,959	2,500,597	9,279,778	8,060,027
Loss before other income	(2,837,290)	(2,404,217)	(8,772,127)	(7,939,178)

Other income
Interest income	846	4,782	3,443	9,111
Change in fair value on Borrower Loans, Loans Held for Investment and Payment Dependent Notes, net	390,469	163,836	865,993	397,644
Insurance recoveries	-	-	1,896,844	-
Loss on impairment of fixed assets	-	-	(1,714)	(3,179)
Other income	25,438	12,583	66,467	41,300
Total other income, net	416,753	181,201	2,831,033	444,876

Loss before income taxes	(2,420,537)	(2,223,016)	(5,941,094)	(7,494,302)
Provision for income taxes	-	-	-	-
Net loss	$(2,420,537)	$(2,223,016)	$(5,941,094)	$(7,494,302)

Net loss per share – basic and diluted	$(0.52)	$(0.50)	$(1.30)	$(1.68)
Weighted average shares - basic and diluted net loss per share	4,669,249	4,478,667	4,583,997	4,470,953

The accompanying notes are an integral part of these financial statements.

Prosper Marketplace, Inc.
Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2010 (Audited)	9,397,939	$9,398	4,460,667	$4,462	$41,406,457	$(40,625,261)	$795,056

Issuance of convertible preferred stock, Series D	20,340,705	20,341			14,998,161		15,018,502

Issuance of convertible preferred stock, Series D-1	3,110,188	$3,110					3,110

Offering costs on preferred stock					(275,903)		(275,903)

Exercise of stock options			18,000	18	6,482		6,500

Issuance of common stock warrants					96,625		96,625

Compensation expense					214,340		214,340

Net loss						(7,494,302)	(7,494,302)

Balance as of September 30, 2010 (Unaudited)	32,848,832	$32,849	4,478,667	$4,480	$56,446,162	$(48,119,563)	$8,363,928

Balance as of January 1, 2011 (Audited)	32,848,832	$32,849	4,478,667	$4,480	$56,659,849	$(50,767,983)	$5,929,195

Issuance of convertible preferred stock, Series E	23,222,747	23,223			17,116,777		17,140,000

Issuance of convertible preferred stock, Series E-1	10,000,000	10,000					10,000

Conversion of convertible preferred stock, Series D-1	(3,110,188)	(3,110)	1	-	3,110		(0)

Offering costs on preferred stock					(454,336)		(454,336)

Exercise of stock options			100,416	100	20,983		21,083

Exercise of common stock warrants			90,165	90	17,943		18,033

Issuance of common stock warrants					78,884		78,884

Compensation expense					240,930		240,930

Net loss						(5,941,094)	(5,941,094)

Balance as of September 30, 2011 (Unaudited)	62,961,391	$62,962	4,669,249	$4,670	$73,684,140	$(56,709,077)	$17,042,695

The accompanying notes are an integral part of these financial statements.

Prosper Marketplace, Inc.
Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,941,094)	$(7,494,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347,771	421,208
Loss on impairment of fixed assets	1,714	3,179
Change in fair value of loans held for investment	46	–
Change in fair value of Borrower Loans	(2,161,235)	1,671,980
Change in fair value of Borrower Payment Dependent Notes	1,295,196	(2,069,624)
Stock-based compensation expense	240,930	214,340
Expenses paid with warrants	78,884	–
Provision for (Reversal of) loan and Note repurchases	(50,644)	26,817
Change in fair value of servicing rights	2,986	17,599
Amortization of discount on long-term debt	11,406	147,764
Premium on early conversion of convertible note	–	300,000
Changes in operating assets and liabilities:
Restricted cash	(1,267,469)	(253,142)
Receivables	(10,073)	6,550
Prepaid and other assets	(95,174)	29,886
Accounts payable and accrued liabilities	801,661	(283,602)
Loan and Note repurchases	1,811	4,183
Net cash used in operating activities	(6,743,284)	(7,257,164)

Cash flows from investing activities:
Origination of loans held for investment at fair value	(146,794)	–
Origination of Borrower Loans held at fair value	(47,927,629)	(18,559,333)
Repayment of Borrower Loans held at fair value	16,877,985	5,633,104
Purchases of property and equipment	(780,364)	(324,436)
Net cash used in investing activities	(31,976,802)	(13,250,665)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	17,149,999	11,344,728
Offering costs - convertible preferred stock	(454,336)	(275,903)
Proceeds from issuance of Notes held at fair value	47,927,629	18,559,333
Payment of Notes held at fair value	(16,367,639)	(5,413,651)
Proceeds from the issuance of notes payable	–	2,550,000
Principal repayment of notes payable	(300,000)	(323,575)
Proceeds from issuance of common stock	39,116	6,500
Net cash provided by financing activities	47,994,769	26,447,432

Net increase in cash and cash equivalents	9,274,683	5,939,603
Cash and cash equivalents at beginning of the period	4,284,228	616,089
Cash and cash equivalents at end of the period	$13,558,911	$6,555,692

The accompanying notes are an integral part of these financial statements.

PROSPER MARKETPLACE, INC.

Notes to Financial Statements
(Unaudited)

1. Operations and Business

Prosper Marketplace, Inc. (“Prosper,” the “Company,” “we,” “us,” “our”) was incorporated in the state of Delaware on March 22, 2005. Prosper is an online marketplace for peer-to-peer lending. Prosper’s website provides an online marketplace for loans where people list and bid on loans with interest rates of return determined by Prosper.   Lender members access our platform and bid the amount they are willing to commit to the purchase of a Note that is dependent for payment on the corresponding borrower loan, at interest rates set by Prosper.  Loan terms are subject to minimum and maximum loan amounts determined by the borrower’s credit bureau score and Prosper score, at interest rates set by Prosper.  Prosper facilitates the lending and borrowing activities and acts as an agent to the lender by maintaining its online marketplace. Prosper also handles all ongoing loan administration tasks, including loan servicing and collections on behalf of the lenders. Prosper generates revenue by collecting one-time fees from borrowers on funded loans and from loan servicing fees paid by lender members.

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term set at one, three or five years as of September 30, 2011.  All loans are funded by WebBank, an FDIC-insured, Utah-chartered industrial loan company.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.

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

As reflected in the accompanying financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $56.7 million as of September 30, 2011.  For the three and nine months ended September 30, 2011, the Company incurred a net loss of $2.4 million and $5.9 million, respectively and the Company had negative cash flows from operations of $6.7 million for the nine months ended September 30, 2011.  Since its inception, Prosper has financed its operations primarily through equity financing from various sources.  In June 2011 the Company raised $17.2 million through the issuance of our Series E Preferred Stock to certain new investors and certain of Prosper’s existing investors.  Please see Note 9, “Shareholders’ Equity” for further discussion of our Preferred Stock.  In November 2011, the Company raised $9.0 million through the issuance of our Series F Preferred Stock to certain new investors.  Please see Note 15 “Subsequent Events – Preferred Stock” for a further discussion of our Series F Preferred Stock issuance.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of borrower loans receivable and associated member payment dependent notes, valuation of loans held for investment, valuation allowance on deferred tax assets, valuation and amortization periods of intangible assets, repurchase obligation, stock-based compensation expense, and contingent liabilities. Prosper bases its estimates on historical experience and on various other assumptions that Prosper believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

As previously described, beginning on July 13, 2009, loans originated by Prosper are carried on our balance sheet.  The loans are funded by the Notes and repayment of any Note is wholly dependent on the repayment of the loan associated with that Note.  As a result, Prosper does not bear the risk associated with the repayment of principal on loans carried on its balance sheet.  A decrease in the value of a borrower loan carried on Prosper’s balance sheet associated with increased credit risk is directly offset by a reduction in the value of the Notes Prosper issued in association with the loan. However, Prosper charges a servicing fee that is deducted from loan payments.  To the extent that loan payments are not made, Prosper’s servicing income will be reduced.

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

Restricted Cash

Restricted cash consists primarily of cash deposits required to support an irrevocable letter of credit held by a financial institution in connection with the Company’s office lease and the Company’s Automated Clearing House and loan origination activities, and secured corporate credit cards.

Fair Value of Borrower Loans, Borrower Payment Dependent Notes and Loans Held for Investment

The Company accounts for its borrower loans and loans held for investment as assets and accounts for its borrower payment dependent notes as liabilities and carries these instruments at fair value.

Borrower Loans and Borrower Payment Dependent Notes

As of July 13, 2009, the Company implemented its new operating structure and began issuing Notes and purchasing loans from WebBank, and holding the loans until maturity.  Prosper’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper.   As a result of these changes, borrower loans and the Notes are carried on our balance sheet as assets and liabilities, respectively, and are carried at fair value.

Loans Held for Investment

From time to time, Prosper will fund all or a portion of a borrower loan.  At September 30, 2011 Prosper had funded an aggregate total of $146,794 in principal amount of borrower loans to borrower members.  There were no loans purchased by Prosper and held for investment during 2010.  These loans are classified as loans held for investment based on management’s intent to hold these loans for the foreseeable future or to maturity.

For our borrower loans, borrower payment dependent notes and loans held for investment, we adopted the provisions of Accounting Standards Codification (ASC) Topic 825, Financial Instruments.  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  The fair value election, with respect to an item, may not be revoked once an election is made.  In applying the provisions of ASC Topic 825, we recorded assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute.  We do not record a specific allowance account related to the borrower loans, loans held for investment and Notes in which we have elected the fair value option, but rather estimate the fair value of the borrower loans, loans held for investment and Notes using discounted cash flow methodologies adjusted for Prosper’s historical loss and recovery rates.  We have reported the aggregate fair value of the borrower loans, loans held for investment and Notes as separate line items in the assets and liabilities sections of the balance sheet using the methods described in ASC Topic 820, Fair Value Measurements and Disclosures– See Fair Value Measurement.

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

Internal Use Software and Website Development

Prosper accounts for internal use software costs, including website development costs, in accordance with ASC Topic 350-40, Internal Use Software and ASC Topic 350-50, Website Development Costs. In accordance with ASC Topics 350-40 and 350-50, the costs to develop software for Prosper’s website and other internal uses are capitalized when management has authorized and committed project funding, preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Capitalized software development costs primarily include software licenses acquired, fees paid to outside consultants, and salaries for employees directly involved in the development efforts.

Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are considered to be probable to result in additional functionality are capitalized. Capitalized costs are included in Property and Equipment and amortized using the straight-line method over their expected lives. The Company evaluates its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.

Intangible Assets

Prosper records the purchase of intangible assets not purchased in a business combination in accordance with ASC Topic 350. Prosper has an intangible asset resulting from the purchase of the “Prosper.com” domain name.  The intangible asset is amortized on a straight-line basis over five years, which was fully amortized as of September 30, 2011.

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

Repurchase Obligation

Prosper is obligated to indemnify lenders and repurchase certain Notes sold to lenders in the event of Prosper’s violation of applicable federal, state, or local lending laws, or verifiable identify theft. The amount of the Note repurchase obligation is estimated based on historical experience. Prosper accrues a provision for the repurchase obligation when the loans are funded. Repurchased Notes and loans  associated with violations of federal, state, or local lending laws, or verifiable identity thefts are written off at the time of repurchase.

Revenue Recognition

Prosper recognizes revenue in accordance with ASC Topic 605, Revenue Recognition.  Under ASC Topic 605, Prosper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price of the services is fixed and determinable and collectability is reasonably assured.

Origination Fees

Origination fees are a percentage of the amount borrowed varying by Prosper Rating and are recognized when the loan is funded to the borrower. Effective July 26, 2010, we instituted the following schedule of origination fees: borrowers with a Prosper Rating of AA were charged an origination fee of 0.5% of the aggregate principal balance of the loan with no minimum fee, borrowers with a Prosper Rating of A through B were charged an origination fee of 3% of the aggregate principal balance of the loan or $75 whichever was greater and borrowers with a Prosper Rating of C through HR were charged an origination fee of 4.5% of the aggregate principal balance of the loan or $75,  whichever was greater.  As of December 20, 2010, we modified this fee schedule to eliminate the $75 minimum fee as well as increasing the minimum loan amount to $2,000. Prior to July 26, 2010, borrowers with a Prosper Rating of AA were charged an origination  fee of 0.5% of the aggregate principal balance of the loan with no minimum fee, borrowers with a Prosper Rating of A through HR were charged an origination fee of 3% of the aggregate principal balance of the loan or $50 whichever was greater.

Loan servicing fees

Loan servicing revenue includes monthly loan servicing fees and non-sufficient funds (NSF) fees on loans originated prior to October 16, 2008. Loan servicing fees are accrued daily based on the current outstanding loan principal balance of the borrower loan but are not recognized until payment is received due to the uncertainty of collection of borrower loan payments. Our servicing fee is equal to 1.0% of the outstanding principal balance of the corresponding borrower loan.  Prosper charges a NSF fee to borrowers for the first failed payment of each billing period.  NSF fees are charged to the borrower and collected and recognized immediately.

Interest income (expense) on Borrower Loans receivable and Payment Dependent Notes

We recognize interest income on our borrower loan receivable using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Payment Dependent Note based on the contractual interest rate. Gross interest income earned and gross interest expense incurred was $2,670,067 and $2,516,166, and $945,830 and $822,110 for the three months ended September 30, 2011 and 2010, respectively.  Gross interest income earned and gross interest expense incurred was $6,089,978 and $5,751,364, and $2,033,703 and $1,855,684 for the nine months ended September 30, 2011 and 2010, respectively.

Advertising and Promotional Expenses

Under the provisions of ASC Topic 720, Other Expenses, the costs of advertising are expensed as incurred. Advertising costs were approximately $375,200 and $103,000 for the three months ended September 30, 2011 and 2010, respectively and approximately $1,125,600 and $487,300 for the nine months ended September 30, 2011 and 2010, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Stock Compensation.  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to an award that is expected to vest is amortized using the straight line method over the vesting term of the award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. The forfeitures were estimated based on historical experience. The Company estimated its annual forfeiture rate to be 23.6% and 23.2% for the nine months ended September 30, 2011 and 2010, respectively.

Prosper has granted options to purchase shares of common stock to nonemployees in exchange for services performed. Prosper accounts for stock options and restricted stock issued to nonemployees in accordance with the provisions of ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires that equity awards be recorded at their fair value.  Under ASC Topics 718 and 505-50, Prosper uses the Black-Scholes model to estimate the value of options granted to nonemployees at each vesting date to determine the appropriate charge to stock-based compensation. The volatility of common stock was based on comparative company volatility.

The fair value of stock option awards for the nine months ended September 30, 2011 and 2010 was estimated as of  the respective grant dates using the Black-Scholes model with the following average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Volatility of common stock	79.38%	67.70%	77.59%	67.68%
Risk-free interest rate	0.74%	1.48%	0.87%	1.79%
Expected life*	4.5 years	4.4 years	4.5 years	4.3 years
Dividend yield	0%	0%	0%	0%
Weighted-average fair value of grants	$0.12	$0.20	$0.13	$0.20

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

Total stock-based compensation expense for employee and non-employee stock-option awards reflected in the statements of operations for the nine months ended September 30, 2011 and 2010 was approximately $240,930 and $214,340, respectively and $74,188 and $88,215 for the three months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, the unamortized stock-based compensation expense related to unvested stock-based awards was approximately $428,210 which will be recognized over the remaining vesting period of approximately 3.0 years.

Net Loss Per Share

Prosper computes net loss per share in accordance with ASC Topic 260 Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At September 30, 2011, there were outstanding convertible preferred stock, warrants and options convertible into 62,961,391, 1,343,589 and 11,963,780 common shares, respectively, which may dilute future earnings per share. Due to the Company reporting a net loss for the three and nine months ended September 30, 2011 and 2010, there is no calculation of fully-diluted earnings per share as all common stock equivalents are anti-dilutive.

Income Taxes

Prosper uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Under ASC Topic 740, Income Taxes, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change.

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, receivables, loans held for investment, borrower loans, accounts payable and accrued liabilities, and borrower payment dependent notes.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

The following tables present the assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

September 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans receivable	—	—	$56,900,829	$56,900,829
Loans held for investment			146,748	146,748

Liabilities
Borrower Payment Dependent Notes	—	—	$56,333,232	$56,333,232

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing rights	—	—	$2,986	$2,986
Borrower Loans receivable	—	—	23,689,950	23,689,950

Liabilities
Borrower Payment Dependent Notes	—	—	$23,478,046	$23,478,046

As observable market prices are not available for the borrower loans, Notes and loans held for investment, or for similar assets and liabilities, we believe that these assets and liabilities should be considered Level 3 financial instruments under ASC Topic 820.  In a hypothetical transaction as of the measurement date, the Company believes that differences in the principal marketplace in which the loans are originated and the principal marketplace in which the Company might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date.  For borrower loans and loans held for investment, the fair value is estimated using discounted cash flow methodologies based upon valuation assumptions including prepayment speeds, roll rates, recovery rates and discount rates based on the perceived credit risk within each credit grade.

 Our obligation to pay principal and interest on any Note is equal to the loan payments, if any, we receive on the corresponding borrower loan, net of our 1.0% servicing fee.  As such, the fair value of the Note is approximately equal to the fair value of the borrower loans, adjusted for the 1.0% servicing fee.  Any unrealized gains or losses on the borrower loans, loans held for investment and Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations.  The effective interest rate associated with the Notes will be less than the interest rate earned on the borrower loans due to the 1.0% servicing fee.  See Notes 3 and 4 for a further discussion of the significant assumptions used to value borrower loans, Notes and loans held for investment.

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Servicing Rights	Borrower Loans	Borrower Payment Dependent Notes	Loans Held for Investment	Total
Balance at January 1, 2011	$2,986	$23,689,950	$(23,478,046)	$—	$214,890
Originations	—	47,927,629	(47,927,629)	146,794	146,794
Principal repayments	—	(16,877,985)	16,367,639	—	(510,346)
Change in fair value on borrower loans and Payment Dependent Notes	—	2,161,235	(1,295,196)	—	866,039
Change in fair value of servicing rights	(2,986)	—	—	—	(2,986)
Change in fair value of loans held for investment				(46)	(46)
Balance at September 30, 2011	$—	$56,900,829	$(56,333,232)	$146,748	$714,345

Balance at January 1, 2010	$24,319	$7,020,363	$(6,903,173)	$—	$141,509
Originations	—	18,559,333	(18,559,333)	—	—
Principal repayments	—	(5,633,104)	5,413,651	—	(219,453)
Change in fair value on borrower loans and Payment Dependent Notes	—	(1,671,980)	2,069,624	—	397,644
Change in fair value of servicing rights	(17,599)	—	—	—	(17,599)
Balance at September 30, 2010	$6,720	$18,274,612	$(17,979,231)	$—	$302,101

3. Loans Held for Investment

As of September 30, 2011, we funded and retained a total of approximately $147,000 of borrower loans originated through our platform. When a borrower member loan has been funded in whole, or in part, by us, we retain the portion of the borrower’s monthly loan payment that corresponds to the percentage of the loan that we have funded. In these cases, we record interest income on these borrower loans.

Origination fees earned from borrower loans funded by Prosper are initially deferred and subsequently amortized ratably over the term of the borrower loan and are reported in the statement of operations as Origination fees.

Prosper estimates the fair value of the loans held for investment using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of Borrower Loans, which are set forth in Note 4, as they have similar characteristics and we expect these loans to behave in a comparable manner.  The valuation assumptions the Company used to value these loans include prepayment rates, default rates and recovery rates derived from historical loan performance data and discount rates based on credit grade applied to each loan.

The fair value adjustment on these loans held for investment was $46, which is included in earnings for the three and nine months ended September 30, 2011.  No principal repayments were made on these loans during the current quarter as no loan had reached its first billing cycle as of September 30, 2011.  As of September 30, 2011, there were no loans held for investment that were greater than 90 days delinquent.  Due to the recent origination of these loans, the fair value approximates the carrying value of these loans and the change in fair value attributable to instrument-specific credit risk is immaterial.

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

For borrower loans originated and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of September 30, 2011:

Monthly prepayment rate speed	1.58%
Recovery rate	5.12%
Discount rate *	8.99%
Weighted average default rate	10.87%
* This is the average discount rate among all of Prosper’s credit grades

The following table presents additional information about borrower loans and Notes measured at fair value on a recurring basis for the nine months ended September 30, 2011:

	Borrower Loans	Notes
Fair value at January 1, 2011	$23,689,950	$23,478,046
Originations	47,927,629	47,927,629
Principal repayments	(15,529,097)	(15,018,751)
Borrower Loans and Notes charged-off during the period	(1,348,888)	(1,348,888)
Realized and unrealized losses included in earnings	2,161,235	—
Realized and unrealized gains included in earnings	—	1,295,196
Fair value at September 30, 2011	$56,900,829	$55,333,232

Due to the recent origination of the borrower loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  The Company had no originations of borrower loans or issuances of Notes prior to July 13, 2009. Of the loans originated from July 13, 2009 to September 30, 2011, the Company had 627 loans which were 90 days or more delinquent for an aggregate principal amount of $2,256,948 and a fair value of $145,753 as of September 30, 2011.

5. Notes Payable

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. The note was discounted by $109,583 for a net payable of $270,417. The promissory note includes both principal and interest and is payable in annual installments of $20,000 due on the first, second, third, and fourth anniversary of the note and $300,000 due on the fifth anniversary of the note. In June 2011, the promissory note was paid in full. Interest on the note was imputed at an 8% annual rate and is amortized to interest expense over the five year life of the loan.  We recorded amortized interest expense of $11,406 and $16,543 for the nine months ended September 30, 2011 and 2010, respectively.

6. Accrued Liabilities

As of September 30, 2011 and December 31, 2010, accrued liabilities consist of the following:

	September 30,	December 31,
	2011	2010
Legal accruals and fees	$396,199	$373,572
Audit, tax and accounting	375,696	411,256
Payroll and benefits	206,293	161,732
Loan servicing costs	350,171	115,364
Other	262,322	157,315
	$1,590,681	$1,219,239

 7. Repurchase Obligation

Changes in the repurchase obligation are summarized below:

Balance at January 1, 2011	$71,001
Reversal of provision for Loan and Note repurchases	(50,644)
Repurchased Loan and Note recoveries during the period	1,811
Balance at September 30, 2011	$22,168

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(2,420,537)	$(2,223,016)	$(5,941,094)	$(7,494,302)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	4,669,249	4,478,667	4,583,997	4,470,953
Basic and diluted net loss per share	$(0.52)	$(0.50)	$(1.30)	$(1.68)

Due to losses attributable to common stockholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	September 30,
	2011	2010
Excluded Securities:
Convertible preferred stock issued and outstanding	62,961,391	29,738,647
Stock options issued and outstanding	11,963,780	6,419,844
Warrants issued and outstanding	1,343,589	-
Total common stock equivalents excluded from diluted net loss per common share computation	76,268,760	36,158,491

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

Dividends

The holders of Series D and Series E Preferred Stock are entitled to receive an annual dividend per share in an amount equal to 8% times the Liquidation Preference for such share, payable in preference and priority to any declaration or payment of any distribution on Common Stock of the Company in such calendar year. Such dividends shall be payable only when, as, and if declared by the Board of Directors. To date, no dividends have been declared, and there are no dividends in arrears at September 30, 2011. The accrued but unpaid cumulative dividends on shares of Series E Preferred Stock shall be paid in preference and priority to the payment of the accrued but unpaid cumulative dividends on shares of Series D Preferred Stock.  The right to receive dividends on shares of Series D Preferred Stock and Series E Preferred Stock are cumulative from and after the date of issuance of such shares.

Conversion

Each share of preferred stock shall automatically be converted into fully-paid, non-assessable shares of common stock at the conversion rate for such share (i) immediately prior to the closing of an underwritten initial public offering at a price per share (prior to underwriting commissions and expenses) that values the Company at least $200,000,000 in an offering with aggregate proceeds to Prosper of at least $40,000,000 (before  deducting underwriters commissions and expenses), pursuant to an effective registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), covering the offer and sale of Prosper’s common stock, or (ii) upon the receipt of a written request for such conversion from the holders of more than sixty percent (60%) of the voting power of all then outstanding shares of preferred stock, or, if later, the effective date for conversion specified in such requests, provided that shares of Series D shall not be automatically converted pursuant to clause (ii) unless the holders of eighty-two percent (82%) of the outstanding shares of Series D approve such conversion, and shares of Series E shall not be automatically converted pursuant to clause (ii) unless the holders of eighty-two percent (82%) of the outstanding shares of Series E approve such conversion.  In addition, if when a liquidation event occurs, any of a holder’s shares of Series A, Series B or Series C Preferred Stock have been converted into Common Stock, then all shares of Series E-1 Preferred Stock held by such holder shall automatically be converted into fully-paid, non-assessable shares of Common Stock at the then effective conversion rate for such shares immediately prior to such liquidation event.

Liquidation Rights

In the event of any sale liquidation, dissolution, or winding up of Prosper, whether voluntary or involuntary, the holders of Series E Preferred Stock shall be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of Series A, Series B, Series C, Series D, Series E-1or Common Stock by reason of their ownership of such stock, an amount per share for each share of Series E Preferred Stock held by them equal to the sum of $0.7385 (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on such share of Series E Preferred Stock.  If upon such liquidation event, the assets of the Company legally available for distribution to the holders of the Series E Preferred Stock are insufficient to pay the preferential amount specified above, then the entire assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series E Preferred Stock.

After the payment or setting aside for payment to the holders of Series E Preferred Stock of the preferential amount specified above, the holders of Series D Preferred Stock shall be entitled to receive prior and in preference to any distribution of proceeds to the holders of Series A, Series B, Series C, Series E-1 or Common Stock by reason of their ownership of such stock, an amount per share for each share of Series D Preferred Stock held by them equal to the sum of $0.7385 (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on such share of Series D Preferred Stock.   After the payment of or settling aside for payment to the of holders of Series E and Series D Preferred Stock of the full amounts specified above, the holders of Series E-1 preferred stock shall be entitled to receive prior and in preference to any distribution of proceeds to the holders of Series A, Series B, Series C or Common Stock by reason of their ownership of such stock an amount per share for each share of Series E-1 Preferred Stock held by them equal to $1.00.

After the payment or setting aside for payment to the holders of Series E, Series D and Series E-1 Preferred Stock specified above, the entire remaining proceeds legally available for distribution shall be distributed pro rata to the holders of Series E Preferred Stock, Series D Preferred Stock and Common Stock in proportion to the number of shares of common stock held by them, assuming for purposes of the calculation that all outstanding shares of Series E and Series D Preferred Stock were converted into Common Stock at the conversion rate then in effect, provided, however, that the maximum aggregate amount per share that may be paid to a holder of Series E or Series D Preferred Stock in connection with a liquidation event will be three times the original issue price for such share.

Voting

Holders of preferred stock are entitled to vote on all matters on which holders of Common Stock are entitled to vote.  Each holder of preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such holder’s preferred shares could be converted.  Holders of preferred stock, are entitled to notice of any stockholders’ meeting in accordance with the Bylaws of Prosper. The holders of the preferred stock vote as one class with the holders of common stock, except with respect to certain matters that require separate votes.

Common Stock

Prosper is authorized to issue up to 71,417,830 shares of common stock, $0.001 par value, of which 4,669,249 and 4,478,667 shares were issued and outstanding as of September 30, 2011, and December 31, 2010, respectively.  Each holder of common stock shall be entitled to one vote for each share of common stock held.

Common Stock Issued upon Exercise of Stock Options

For the nine months ended September 30, 2011 and 2010, the Company issued 100,416 and 18,000 shares of common stock, respectively, upon the exercise of options for cash proceeds of $21,083 and $6,500, respectively.

Common Stock Issued upon Exercise of Warrants

For the nine months ended September 30, 2011, the Company issued 90,165 shares of common stock upon the exercise of warrants for cash proceeds of $18,033.  No common stock was issued upon exercise of warrants during the nine months ended September 30, 2010

10. Stock Option Plan and Other Stock Compensation

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

Incentive stock options are granted to employees at an exercise price not less than 100% of the fair market value of Prosper’s common stock on the date of grant. Nonstatutory stock options are granted to consultants and directors at an exercise price not less than 100% of the fair market value of Prosper’s common stock on the date of grant. If options are granted to a stockholder who hold 10% or more of the combined voting power of all classes of Prosper’s stock on the option grant date, then the exercise price shall not be less than 110% of the fair market value of Prosper’s common stock on the date of grant. The fair market value is based on a good faith estimate by the Board of Directors at the time of each grant. As there is no active trading market for these options, such estimates may ultimately differ from valuations completed by an independent party. The options generally vest over four years, which is the same as the performance period. In no event are options exercisable more than ten years after the date of grant.

Option activity under the Option Plan is summarized as follows for the periods below:

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance as of January 1, 2010	1,897,126	$0.96
Options granted (weighted average fair value of $0.20)	5,265,897	$0.20
Options exercised	(18,000)	$0.36
Options canceled	(725,179)	$0.82
Balance as of September 30, 2010	6,419,844	$0.35

Balance as of January 1, 2011	5,766,859	$0.30
Options granted (weighted average fair value of $0.13)	6,854,008	$0.13
Options exercised	(100,416)	$0.21
Options canceled	(556,671)	$0.25
Balance as of September 30, 2011	11,963,780	$0.37

Options outstanding and exercisable at September 30, 2011	2,720,766	$0.21

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of September 30, 2011 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.12 - $0.12	5,741,030	9.94	$0.12	–	25,000	$0.12	–
$0.20 - $0.20	5,349,164	8.83	0.20	–	1,995,912	0.20	–
$0.25 - $0.25	34,158	3.93	0.25	–	34,158	0.25	–
$0.50 - $0.50	304,117	5.12	0.50	–	304,117	0.50	–
$0.56 - $0.56	365,000	7.84	0.56	–	200,311	0.56	–
$1.94 - $1.94	125,311	7.26	1.94	–	121,373	1.94	–
$2.17 - $2.17	45,000	6.44	2.17	–	39,895	2.17	–
	11,963,780	9.20	$0.37	$–	2,720,766	$0.21	$–

The intrinsic value is calculated as the difference between the value of Prosper's common stock at September 30, 2011, which was $0.12 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the nine months ended September 30, 2011 and 2010 reflect the expenses that Prosper expects to recognize after the consideration of estimated forfeitures.

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

Due to the book and tax net losses incurred during the nine months ended September 30, 2011 and 2010, Prosper has not incurred any income tax expense during those periods.  In addition, Prosper has maintained a full valuation allowance against its net deferred tax assets because the realization of those deferred tax assets is dependent upon future earnings, and the amount and timing of those earnings, if any is uncertain.

12. Commitments and Contingencies

Future minimum lease payments and other commitments

Prosper leases its corporate office and co-location facility under noncancelable operating leases that expire in July 2013 and August 2014, respectively. Prosper’s corporate office lease has the option to renew for an additional two years.  Future minimum rental payments under these leases as of September 30, 2011 are as follows:

Remaining three months ended December 31, 2011	$103,896
Years ended December 31:
2012	416,808
2013	298,357
2014	86,569
Total future operating lease obligations	$905,630

Rental expense under premises-operating lease arrangements was approximately $106,248 and $324,852 for the three and nine months ended September 30, 2011, and $108,539 and $322,562 for the corresponding periods during 2010, respectively.

On April 14, 2008, the Company entered into an agreement with a WebBank, Utah-chartered loan company, whereby all loans originated through the Prosper marketplace resulting from listings posted on or after April 15, 2008 are made by WebBank. The arrangement allows for loans to be offered to borrowers at uniform nationwide terms. The Company is required to pay WebBank the greater of a monthly minimum fee or a fee calculated based on a certain percentage of monthly loan origination volume.

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

Securities Law Compliance

From inception through October 16, 2008, the Company sold approximately $178.1 million of loans to unaffiliated lender members, and $1.0 million of loans to affiliated lender members through the Prosper platform whereby the Company assigned promissory notes directly to lender members. The Company did not register the offer and sale of the promissory notes offered and sold through the Prosper platform under the Securities Act of 1933 or under the registration or qualification provisions of any state securities laws. The Company’s management believes that the question of whether or not the operation of the Prosper platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the Company’s platform were viewed as a securities offering, the Company would have failed to comply with the registration and qualification requirements of federal and state laws and lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933 is one year from the violation.

The Company’s decision to restructure its operations and cease sales of promissory notes offered through the platform effective October 16, 2008 limited this contingent liability to the period covering Prosper's activities prior to October 16, 2008.

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

The Company has assessed the contingent liability related to prior sales of loans on the platform and has determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the Company prevails to a maximum of approximately $45.6 million which represents the remaining outstanding principal amount of $68.3 thousand and loans charged off of approximately $45.5 million as of September 30, 2011.

On November 26, 2008, the Company and the North American Securities Administrators Association (“NASAA”) executed a settlement term sheet relating to Prosper’s alleged unregistered offer and sale of securities through its prior platform.  The term sheet set forth the material terms of a consent order between the Company and the states in which the Company offered loan notes for sale prior to November 2008. On April 21, 2009, the Company and NASAA reached agreement on the final terms of this consent order.  The consent order involves payment by the Company of up to an aggregate of $1.0 million in penalties, which have been allocated among the states based on Prosper’s loan sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of Prosper’s note sale activities prior to November 2008.  Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order.  However, no state is obliged to do so, and there is no deadline by which a state must make its decision. Prosper is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against the Company, subject to any applicable statute of limitations. As of September 30, 2011, the Company has entered into consent orders with 33 states and has paid an aggregate of $436,717 in penalties to those states.

As of September 30, 2011 and December 31, 2010, the Company had accrued approximately $277,000 and $284,000, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state using the Company’s originations from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order, assign a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, we considered factors such as the standard terms of the consent orders, whether the state ever gave any indication of concern regarding the sale of promissory notes through our prior platform; the probability of a state electing not to enter into a consent order in order to pursue their own litigation against the Company; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known.

On November 26, 2008, plaintiffs, Christian Hellum, William Barnwell and David Booth, individually and on behalf of all other plaintiffs similarly situated, filed a class action lawsuit against us, certain of our executive officers and our directors in the Superior Court of California, County of San Francisco, California.  The suit was brought on behalf of all loan note purchasers on our online lending platform from January 1, 2006 through October 14, 2008.  The lawsuit alleges that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws.  The lawsuit seeks class certification, damages and the right of rescission against Prosper and the other named defendants, as well as treble damages against Prosper and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest.

Some of the individual defendants filed a demurrer to the First Amended Complaint, which was heard on June 11, 2009 and sustained by the court with leave to amend until July 10, 2009.  The plaintiffs filed a Second Amended Complaint on July 10, 2009, to which the same individual defendants demurred.  On September 15, 2009, this demurrer was sustained by the court without leave to amend.  On February 25, 2011, the plaintiffs filed a Third Amended Complaint, which removed David Booth as a plaintiff and added Brian Russom and Michael Del Greco as plaintiffs.  The new plaintiffs are representing the same putative class and prosecuting the same claims as the previously named plaintiffs. On April 29, 2011, the California Court of Appeal reversed the trial court’s decision sustaining the individual defendants’ demurrer to the Second Amended Complaint. On June 9, 2011, the individual defendants filed a petition before the California Supreme Court seeking review of the Court of Appeal’s opinion.  On July 20, 2011, the California Supreme Court denied that petition.

Prosper’s insurance carrier with respect to the class action lawsuit, Greenwich Insurance Company (“Greenwich”), has denied coverage.  On August 21, 2009, Prosper filed suit against Greenwich in the Superior Court of California, County of San Francisco, California.  The lawsuit sought a declaration that Prosper was entitled to coverage under its policy with Greenwich for losses arising out of the class action lawsuit as well as damages and the award of attorneys’ fees and pre-judgment and post-judgment interest.

On January 26, 2011, the court issued a final statement of decision finding that Greenwich has a duty to defend the class action lawsuit, and requiring that Greenwich pay Prosper's past and future defense costs in the class action suit up to $2 million.  As of September 30, 2011, Greenwich had made payments to Prosper in the amount of $1,896,844 to reimburse Prosper for the defense costs it had already incurred in the class action suit. This reimbursement is reflected in Other Income in our Statement of Operations. Greenwich is required to reimburse Prosper for up to an additional $103,156 in defense costs for the class action suit going forward.  Each such reimbursement will be due within a reasonable period following Prosper incurring any such costs and presenting the applicable invoice to Greenwich.  When a final judgment has been entered on the suit, Greenwich will also be required to pay Prosper pre-judgment interest on the defense costs incurred by Prosper in the class action suit prior to the Court’s decision.  The amount of this pre-judgment interest is $142,584.

On July 1, 2011, Prosper and Greenwich entered into a Stipulated Order of Judgment pursuant to which Prosper agreed to dismiss its remaining claims against Greenwich.  On August 12, 2011, Greenwich filed a notice of appeal of the court's decision regarding Greenwich’s duty to defend up to $2 million.

We intend to vigorously defend the class action lawsuit.  We cannot, however, presently determine or estimate the final outcome of the lawsuit, and there can be no assurance that it will be finally resolved in our favor.  If the class action lawsuit is not resolved in our favor, we might be obliged to pay damages, and might be subject to such equitable relief as a court may determine.

As of September 30, 2011, the class action lawsuit is in its preliminary stages and its probable outcome cannot presently be determined, nor can the amount of damages or other costs that might be borne by Prosper be estimated.

13. Related Parties

Prosper’s executive officers, directors and certain affiliates participate on the Company’s lending platform by placing bids and purchasing Notes originated on the platform.  The aggregate amount of loans purchased and the income earned by these related parties as of September 30, 2011 and 2010 are summarized below:

	Aggregate Amount of Loans Purchased		Interest Earned on Loans for the Nine Months Ended,
	September 30,	September 30,	September 30,	September 30,
Related Party	2011	2010	2011	2010
Executive officers & management	$1,521,268	$555,994	$61,987	$9,698
Directors	652,789	653,487	13,511	12,200
Affiliates	1,139,597	167,259	60,446	383
	$3,313,654	$1,376,740	$135,944	$22,281

The Notes purchased by officers, directors and certain affiliates were obtained on the same terms and conditions as those obtained by other Note purchasers.  Of the total aggregate amount of Notes purchased by officers, directors and certain affiliates since inception approximately $178,617 or 5% and $167,417 or 12% of principal has been charged off through September 30, 2011 and 2010, respectively. Prosper earned approximately $6,193 and $1,307 of servicing fees revenue related to these Notes for the nine months ended September 30, 2011 and 2010, respectively.

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

15. Subsequent Events

Stock Option Plan and Other Stock Compensation

On September 20, 2011, the Compensation Committee of the Board of Directors increased the total number of options under the Plan by an additional 1,000,000 for a total of 13,539,664 options available for grant.  This increase was approved by the Company’s stockholders on October 17, 2011.

Common Stock

On November 2, 2011, Prosper and John Witchel, one of Prosper’s co-founders, entered into a stock repurchase agreement pursuant to which Prosper repurchased from Mr. Witchel 1,800,000 shares of the company’s common stock at a purchase price of $0.16 per share for an aggregate purchase price of $288,000.  The repurchased shares will remain part of the Company’s common stock and be available for future issuance by the Company.

Preferred Stock

On November 3, 2011, Prosper entered into a stock purchase agreement  with certain new investors (the “Share Purchasers”), pursuant to which, Prosper issued and sold to such Share Purchasers  8,996,739 shares of the Company’s Series F Preferred Stock (the “Shares”) for an aggregate purchase price of $9.0 million.  The Share Purchasers included certain investment funds that are affiliated with IDG Capital Partners and Accel Partners. James W. Breyer, who is a member of Prosper’s Board of Directors, is a partner of Accel Partners.

Commitments and Contingencies

On November 3, 2011, Greenwich Insurance Company (“Greenwich”) made a payment to Prosper in the amount of $103,156 to reimburse Prosper for defense costs it had incurred for the Hellum class action lawsuit.  This payment brought the total amount of such payments made by Greenwich to $2 million.  This means that Greenwich has now satisfied its obligations with respect to Prosper’s defense costs for the Hellum suit, with the exception of $142,584 in pre-judgment interest that Greenwich will be required to pay to Prosper when a final judgment has been entered in Prosper’s suit against Greenwich.  Please see Note 12, “Commitments and Contingencies — Securities Law Compliance” for a further discussion of these suits.

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

Overview

We provide a peer-to-peer online credit marketplace that permits our borrow members to apply for loans and lender members to purchase Notes issued by Prosper, the proceeds of which facilitate the funding of specific loans to borrowers.  Our platform enables our borrower members to request and obtain personal, unsecured loans by posting anonymous “listings” on the platform indicating the principal amount of the desired loan.  Loan terms are subject to minimum and maximum loan amounts determined by the borrower’s credit bureau score and Prosper score, at interest rates set by Prosper.  We assign a Prosper Rating consisting of letter credit grades, based in part on the borrower’s credit score, to each borrower who requests a borrower loan.  Prosper borrower members’ Prosper Rating, credit score range, debt-to-income ratios and other credit data are displayed with their listings and are available for viewing by lender members on an anonymous basis.  Lender members access our platform and “bid” the amount they are willing to commit to the purchase of a Note that is dependent for payment on the corresponding borrower loan, at interest rates set by Prosper.  By making a bid on a listing, a lender member is committing to purchase from Prosper a Note in the principal amount of the lender’s winning bid.  Lender members who purchase the Notes will designate that the sale proceeds be applied to facilitate the funding of the corresponding borrower loan.  Loans originated to borrower members are made by WebBank, an FDIC-insured, Utah-chartered industrial loan company, and sold and assigned to Prosper.

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term currently set at one, three or five years.  With respect to loans resulting from listings posted by Prosper borrower members prior to April 15, 2008 Prosper is the originating lender for licensing and regulatory purposes.  All borrower loans resulting from listings posted on or after April 15, 2008 are funded by WebBank.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.  We verify the identity of 100%  our borrowers using a variety of methods including credit bureau data, other electronic data sources and offline documentary procedures.  We verify income and or employment on a subset of borrowers based on a proprietary algorithm.  The intention of the algorithm is to verify income or employment in cases where the self reported income of the borrower is highly determinative of the borrowers risk rating.

We derive our operating revenue by charging a transaction fee or origination fee equal to a specified percentage of the principal amount of the borrower loan paid by the borrower upon funding of the loan. The transaction fee is paid to WebBank, and WebBank, in turn, pays Prosper amounts equal to the transaction fees as compensation for its loan origination activities. We also charge lender members a servicing fee equal to an annualized rate set at a percentage of the outstanding principal balance of the corresponding borrower loan, which we deduct from each lender member’s share of the borrower loan payments.

Our Operating History

We incorporated in Delaware in March 2005 and launched our public website, www.prosper.com on February 13, 2006.  As of September 30, 2011, our platform has facilitated 44,014 borrower loans since its launch totaling an aggregate principal amount of approximately $262,892,000.

We made significant changes to the operation of our lending platform on July 13, 2009.  Prior to October 16, 2008, we purchased loans from WebBank and then sold and assigned the loans to the lender members who bid on the listings for those loans.  From October 16, 2008 through July 12, 2009, we ceased originating loans on our platform while we waited for the Securities and Exchange Commission to declare our registration statement on Form S-1 covering our origination activity effective.  Since July 13, 2009, we retain the loans and issue new securities, the Notes, to the winning lenders.  Our obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan.  We expect to generate increased revenue from borrower origination fees and non-sufficient funds fees and lender members’ servicing fees as our transaction volume increases.  Over time, we expect that the number of borrowers and lender members and the volume of borrower loans originated through our platform will increase.

We have a limited operating history and have incurred net losses since our inception.  Our net loss was $2,420,537 and $2,223,016 for the three months ended September 30, 2011 and 2010, respectively and $5,941,094 and $7,494,302 for the nine months ended September 30, 2011 and 2010, respectively.  We earn revenues primarily from borrower origination fees, non-sufficient funds fees and lender member service fees. At this stage of our development, we have funded our operations primarily with proceeds from equity financings, which are described below under “Liquidity and Capital Resources.”

Our operating plan calls for a continuation of the current strategy of increasing transaction volume to increase revenue until we reach profitability and become cash-flow positive.  In addition, our 2011 operating plan calls for continued investment in the development of our website, loan servicing platform, loan scoring and marketing efforts before we reach profitability.

Our historical financial results and this discussion reflect the structure of our lending platform and our operations both prior to and after July 13, 2009.  For a discussion of the effect of our new structure on our financial statements, see “Borrower Loans and Payment Dependent Notes” under “Critical Accounting Policies and Estimates” below.

Trends and Uncertainties

The peer-to-peer lending industry remains a very innovative and unique industry, and the application of federal and state laws in areas such as securities and consumer finance to our business is still evolving.  We will continue to monitor this evolution actively in order to identify and respond quickly to any legislative or regulatory developments that may impact our platform.

Through the first nine months of 2011, we have increased our origination volume consistently month over month in terms of both units and total dollar amounts.  We hope to continue this trend of growth as our borrower and lender bases continue to strengthen, and become more familiar with our platform.  Over time we expect our lender base to grow as we gain more exposure to potential lenders, and establish our Notes as a viable investment alternative.

As discussed in the notes to our financial statements located elsewhere in this report, we issued and sold 23,222,747 shares of our Series E convertible preferred stock in June 2011 in a private placement for an aggregate of $17.2 million.  We also issued and sold 8,996,739 shares of our Series F convertible preferred stock in November 2011 in a private placement for an aggregate of $9.0 million.  In July 2011 we launched Quick Invest, our loan search tool, to allow lender members to better identify Notes that meet their investment criteria and simplify their user experience in deploying funds on our site.  We continue to invest in software, hardware and website development in order to improve our operating platform and to maintain and enhance our website attractiveness and ease of use.  We have increased headcount across our critical business groups in response to our strategic growth plan while still retaining a flexible and scalable platform to leverage in the future.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles.  The preparation of financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosures.  Prosper bases its estimates on historical experience and on various other assumptions that Prosper believes to be reasonable under the circumstances.  Actual results could differ from those estimates.  Our significant accounting policies which include repurchase obligation, revenue recognition, stock-based compensation, and income taxes are more fully described in Note 2 to our financial statements included elsewhere in this quarterly report.

Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results.  While all decisions regarding accounting policies are important, we believe that the following policies could be considered critical.

Fair Value Measurement

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 Fair Value Measurements and Disclosures, which we adopted on January 1, 2008, we determine the fair values of our financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. We use various valuation techniques depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models.  When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, we determine fair value using assumptions that we believe a market participant would use in pricing the asset or liability.

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, receivables, loans held for investment, borrower loans, accounts payable and accrued liabilities and borrower payment dependent notes.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

We account for our loans held for investment, borrower loans, and borrower payment dependent notes on a fair value basis. We believe, however, that borrower loans and payment dependent notes represent a pertinent element of our current quarter financial statement.  For additional information and discussion regarding our significant accounting policies surrounding fair value measurement, see Note 2, Note 3 and Note 4 to the financial statements included elsewhere in this report.

Borrower Loans and Payment Dependent Notes

On July 13, 2009, we implemented our new operating structure and began issuing Notes.  This operating structure resulted in Prosper purchasing loans from WebBank and holding the loans until maturity.  Prosper issues new securities, the Notes, to the winning lenders.  Prosper’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper.  As a result of these changes, Prosper carries the borrower loans and the Notes on its balance sheet as assets and liabilities, respectively.

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

For borrower loans and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of September 30, 2011:

Monthly prepayment rate speed	1.58%
Recovery rate	5.12%
Discount rate *	8.99%
Weighted Average Default Rate	10.87%
* This is the weighted average discount rate among all of Prosper’s credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at September 30, 2011 for borrower loans and Notes are presented in the following table:

		Payment
	Borrower	Dependent
	Loans	Notes
Discount rate assumption:	8.99%	8.99%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(500,600)	$496,300
200 basis point increase	(991,200)	982,700

Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$510,800	$(506,500)
200 basis point decrease	1,032,100	(1,023,400)

Default rate assumption:	10.87%	10.87%
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(718,900)	$712,400
20% higher default rates	(1,430,800)	1,417,900

Increase in fair value and income (loss) to earnings from:
10% lower default rates	$726,000	$(719,500)
20% lower default rates	1,459,000	(1,446,000)

Overall, if the fair value of the borrower loans decrease or increase due to any changes in our assumptions, there will also be a corresponding decrease or increase in the fair value of the linked Notes. As a result, the effect on Prosper’s earnings of adverse changes in key assumptions is mitigated. However, the impact of these changes in fair value could have a material adverse impact on lender members’ investments in the Notes.

As we receive scheduled payments of principal and interest on the borrower loans we will in turn make principal and interest payments on the Notes.  These principal payments will reduce the carrying value of the borrower loans and Notes.  If we do not receive payments on the borrower loans, we are not obligated to and will not make payments on the Notes.  The fair value of a Note is approximately equal to the fair value of the corresponding borrower loan, less the 1.0% service fee.  If the fair value of the borrower loan decreases due to our expectation regarding both the likelihood of default of the loan and the amount of loss in the event of default, there will also be a corresponding decrease in the fair value of the Note (an unrealized gain related to the Note and an unrealized loss related to the borrower loan).

For additional information and discussion, see Note 2 and Note 4 to the financial statements included elsewhere in this report.

Results of Operations

Prosper Marketplace, Inc.
Statement of Operations
(Unaudited)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011		2010		Change from prior period		2011		2010		Change from prior period
		As % of Sales		As % of Sales	$ Increase/(Decrease)%			As % of Sales		As % of Sales		As % of Sales
Revenues
Origination fees	$762,000		$191,831		$570,169	297%	$1,753,852		$512,101		$1,241,751	242%
Loan servicing fees	3,236		42,250		(39,014)	(92%)	22,800		142,870		(120,070)	(84%)
Interest income on Borrower Loans and Borrower Payment Dependent Notes, net	153,900		123,720		30,180	24%	338,614		178,020		160,594	90%
Rebates and promotions	(314,320)		3,251		(317,571)	(9768%)	(759,284)		(16,617)		(742,667)	4469%
Revenues	604,816		361,052		243,764	68%	1,355,982		816,374		539,608	66%

Cost of Revenues
Cost of services	(302,999)	(50%)	(265,485)	(74%)	(37,514)	14%	(898,975)	(66%)	(668,708)	(82%)	(230,267)	34%
Reversal of (Provision for) loan and Note repurchases	(7,148)	(1%)	813	0%	(7,961)	(979%)	50,644	4%	(26,817)	(3%)	77,461	(289%)
Net Revenues	294,669		96,380		198,289	206%	507,651		120,849		386,802	320%

Operating expenses
Compensation and benefits	1,746,136	289%	1,177,175	326%	568,961	48%	4,907,562	362%	3,430,904	420%	1,476,658	43%
Marketing and advertising	375,219	62%	103,036	29%	272,183	264%	1,225,589	90%	487,337	60%	738,252	151%
Depreciation and amortization	114,501	19%	143,044	40%	(28,543)	(20%)	347,771	26%	421,208	52%	(73,437)	(17%)
General and administrative
Professional services	489,207	81%	702,540	195%	(213,333)	(30%)	1,630,130	120%	2,111,524	259%	(481,394)	(23%)
Facilities and maintenance	197,010	33%	159,097	44%	37,913	24%	522,963	39%	478,709	59%	44,254	9%
Other	209,886	35%	215,705	60%	(5,819)	(3%)	645,763	48%	1,130,345	138%	(484,582)	(43%)
Total expenses	3,131,959		2,500,597		631,362	25%	9,279,778		8,060,027		1,219,751	15%
Loss before other income	(2,837,290)		(2,404,217)		(433,073)	18%	(8,772,127)		(7,939,178)		(832,949)	10%

Other income
Interest Income	846	0%	4,782	1%	(3,936)	(82%)	3,443	0%	9,111	1%	(5,668)	(62%)
Change in fair value on Borrower Loansand Borrower Payment Dependent Notes, net	390,469	65%	163,836	45%	226,633	138%	865,993	64%	397,644	49%	468,349	118%
Insurance recoveries	-	0%	-	0%	-	n/a	1,896,844	140%	-	0%	1,896,844	n/a
Loss on impairment of fixed assets	-	0%	-	0%	-	n/a	(1,714)	(0%)	(3,179)	(0%)	1,465	(46%)
Other income	25,438	4%	12,583	3%	12,855	102%	66,467	5%	41,300	5%	25,167	61%
Total other income	416,753		181,201		235,552	130%	2,831,033		444,876		2,386,157	536%

Loss before income taxes	(2,420,537)		(2,223,016)		(197,521)	9%	(5,941,094)		(7,494,302)		1,553,208	(21%)
Provision for income taxes	-	0%	-	0%	-	n/a	-	0%	-	0%	-	n/a
Net Loss	$(2,420,537)		$(2,223,016)		$(197,521)	9%	$(5,941,094)		$(7,494,302)		$1,553,208	(21%)

Revenues

Origination Fees

Our borrowers pay an origination fee upon successful funding of the borrower loan.  The origination fee is paid by the borrower out of the proceeds of the borrower loan at the time of funding.  We charge an origination fee equal to a specified percentage of the aggregate principal balance of the loan based on the Prosper Rating of the loan.  Origination fees are charged by WebBank and we receive amounts equal to these fees as compensation for our marketing and underwriting activities.

From our relaunch in July of 2009 until July 2010 our origination fees were as follows:

Prosper Rating	Origination Fee Percentage
AA	0.50%
A-HR	3.00%*
*Subject to $50 minimum fee

From July 2010 to September 30, 2011 our originations fees were as follows:

Prosper Rating	Origination Fee Percentage
AA	0.50%
A-B	3.00%*
C-HR	4.50%*
*Subject to $75 minimum fee through December 20, 2010, minimum fee eliminated December 20, 2010 for all loan listings.

Origination fees for the three and nine months ended September 30, 2011 were $762.0 thousand and $1.8 million, respectively, representing an increase of 297% and 242%, as compared to $191.8 thousand and $512.1 thousand for the three and nine months ended September 30, 2010, respectively.  The significant increase in origination fees for both the three and nine months ended September 30, 2011 was primarily due to the Company’s higher origination volume during those periods in 2011 as compared to the corresponding periods in 2010.

         Origination Volume

The Company originated 3,093 loans totaling $20.2 million during the third quarter of 2011, compared to 1,270 loans totaling $6.2 million originated during the third quarter of 2010.  This represented a “unit” or loan, increase of 144% and a dollar increase of 224% over the corresponding periods in 2010.  The Company originated 7,315 loans totaling $47.9 million during the first nine months of 2011 as compared to 4,052 loans totaling $18.6 million originated during the first nine months of 2010.  This represented a unit increase of 81% and a dollar increase of 158% over the corresponding periods in 2010.

During the nine months ended September 30, 2011 we have increased our month over month unit origination growth by an average of approximately 12%.  During the nine months ended September 30, 2011 we have increased our month over month dollar growth by an average of approximately 11%.  During the three months ended September 30, 2011 we have increased our month over month unit origination growth by an average of approximately 6%.  During the three months ended September 30, 2011 we have increased our month over month dollar growth by an average of approximately 10%.

The graph below shows our monthly originations dating back to January 2010 and the steady origination growth we have experienced through the first nine months of 2011.

The steady increase in volume is primarily due to improvements in operating efficiency and an increase in marketing and borrower and lender promotions.  During the past quarter, we have implemented a new feature on our website, which tells both prospective investors and borrowers how far along Prosper is in processing a loan. This helps lender members better concentrate their funds on listings that are likely to fund.  This increases the rate at which listing become loans, which we refer to as our conversion rate. Increases in our conversion rate drive increases in our originations. Our increase in marketing efforts related to affiliate and online marketing have helped steadily increase our borrower listing volume.  We continue to leverage our existing lender and borrower base and have seen an increase in the reinvestment of investor funds, additional capital being placed on the platform by existing investors as well as borrowers securing second loans.  We have also focused sales effort to attract additional capital through lender outreach programs.

 Interest Income on Borrower Loans and Payment Dependent Notes

We recognize interest income on our borrower loans using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Note based on the contractual interest rate.

Gross interest income earned and gross interest expense incurred were approximately $2.7 million and $2.5 million, respectively for the three months ended September 30, 2011, resulting in net interest income of $153.9 thousand. Gross interest income earned and gross interest expense incurred for the three months ended September 30, 2010 were approximately $945.8 thousand and $822.1 thousand, netting to $123.7 thousand in interest income.  Gross interest income earned and gross interest expense incurred were approximately $6.1 million and $5.8 million, respectively for the nine months ended September 30, 2011, resulting in net interest income of approximately $338.6 thousand.  Gross interest income earned and gross interest expense incurred were approximately $2.0 million and $1.9 million, respectively for the nine months ended September 30, 2010, resulting in net interest income of approximately $178.0 thousand.  Overall net interest income for the above mentioned periods is driven by the rise in the amount of loans that we originate and service at any given point.  As discussed above, our origination volume has increased steadily over the first nine months of 2011, which resulted in increases to our gross interest income and expense and ultimately our net interest income.  Over time, we expect that revenues and expenses related to borrower loans and Notes will increase as we grow our platform.

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

For the three and nine months ended September 30, 2011, we incurred expenses related to rebates and promotions extended to borrowers and lenders of $314.3 thousand and $759.3 thousand, respectively, which represented an increase of $317.6 thousand and $742.7 thousand over the corresponding periods in 2010.  During the first nine months of 2011 we increased the frequency and volume of our promotion and rebate programs as compared to the first nine months of 2010 in order to incent borrowers and lenders.

Cost of Revenues

Cost of Services

Cost of services are comprised of credit bureau fees, payments to strategic partners, collection expenses, the change in fair value of servicing rights, referral program fees for certain partners and other expenses directly related to loan funding and servicing.  Cost of service expenses were $303.0 thousand for the three months ended September 30, 2011, representing a 14% increase, as compared to $265.5 thousand for the three months ended September 30, 2010.  Cost of service expenses were $899.0 thousand for the nine months ended September 30, 2011, an increase of 34%, as compared to $668.7 thousand for the nine months ended September 30, 2010.  The primary driver for the increases in our cost of service expense during these periods was due to an increase in our credit bureau fees resulting from a proportional increase in loans listing volume and an increase in strategic partnership fees due to the renegotiation of our contract with WebBank. These increases were slightly offset by a decline in collection fees related to a collection test conducted during 2010, a decrease in referral program fees and a decrease in the amount of expense related to unrealized losses recognized for the fair value of our servicing rights for loans originated prior to October 16, 2008.

Loan and Note Repurchases

We accrue a provision for the repurchase obligation when the Notes are sold to the lender members in an amount considered appropriate to reserve for our repurchase obligation related to the Notes in the event of operational inconsistencies, violation of the applicable federal/state/local lending laws or verifiable identify theft.  The repurchase obligation is evaluated at least once a quarter and represents an estimate based on the rate of historical repurchases as a percentage of originations (which generally occur within six to nine months of origination).  The repurchase obligation may include a judgmental management adjustment due to our limited operating history, changes in current economic conditions, the risk of new and as of yet undetected fraud schemes, origination unit and dollar volumes and the lack of industry comparables.  We increased our repurchase obligation to $22.2 thousand at September 30, 2011 compared to $15.2 thousand at June 30, 2011.  This increase was partially due to Notes we may potentially repurchase related to operational inconsistencies during the period.  Based on our analysis of our past loan repurchase history, we decreased our Note repurchase obligation to approximately $22.2 thousand from a previously recorded obligation of $71.0 thousand at December 31, 2010, which resulted in a gain in our statement of operations of approximately $48.8 thousand.   Through the first nine months of 2011, we have not repurchased any Notes due to identity theft. We continue to devote a significant amount of attention to fraud prevention and will continue to enhance our fraud control procedures to maintain a low level of repurchases.

Other Income

Change in Fair Value on Borrower Loans and Payment Dependent Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures, we elected to account for unrealized gains or losses on the borrower loans and borrower payment dependent notes on a fair value basis.  These amounts are included as a component of other income (expense) in our statement of operations. The total fair value adjustment was $1.1 million and $1.5 million for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $390.5 thousand for the three months ended September 30, 2011.  The total fair value adjustment was $58.7 thousand and $222.5 thousand for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $163.8 thousand for the three months ended September 30, 2010.

The total fair value adjustment was $2.2 million and $1.3 million for borrower loans and Notes, respectively, resulting in a net unrealized gain of $866.0 thousand for the nine months ended September 30, 2011.  The total fair value adjustment was $1.7 million and $2.1 million for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $397.6 thousand for the nine months ended September 30, 2010.  The significant fluctuations over the prior periods are due to the continued refinement of our discounted cash flow assumptions.

Insurance recoveries

During the first quarter of 2011 the Superior Court of California issued a final statement of decision finding that Greenwich Insurance Company, our insurance carrier with respect to our class action lawsuit, had a duty to defend the suit and requiring that Greenwich pay Prosper's past and future defense costs in the suit up to $2 million.  As of September 30, 2011, Greenwich had made aggregate payments to us in the amount of $1,896,844 to reimburse us for the defense costs we had already incurred in the class action suit.  Please see our Note 12 “Commitment and Contingencies” in the notes to our financial statements contained elsewhere in this report for further information related to this payment.

Other Income

Other income consists primarily of credit referral fees, where partner companies pay us an agreed upon amount for referrals of customers from our website.  Other income was $25.4 thousand for the three months ended September 30, 2011, which represented an increase of 102% over the corresponding prior year period.  Other income was $66.5 thousand for the nine months ended September 30, 2011, which represented an increase of 61% over the corresponding prior year period.  The increase in other income during these periods was due to the addition of a number of new partners as well as increased traffic to existing credit referral partners.

Operating Expenses

Compensation and benefits were $1.7 million for the three months ended September 30, 2011, an increase of $569.0 thousand or 48% as compared to $1.2 million for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, compensation and benefits were $4.9 million, which represented an increase of $1.5 million or 43% as compared to $3.4 million.  The increases for the three months ended were largely due to the Company steadily increasing its employee headcount in the first nine months of 2011, which in turn resulted in increased payroll costs such as salary and wages, payroll taxes, healthcare, and accrued vacation.  We increased our headcount across our marketing and operations in the past nine months of 2011 to respond to increased volume demands. We intend to continue to increase headcount as we grow our lender and borrower bases and carry out our business plan.  In addition, spending increased related to the use of contract labor and bonus expense during the three and nine month periods ended September 30, 2011 over the corresponding periods in 2010.  For the nine months ended September 30, 2011, we experienced a decrease in the amount of salaries capitalized related to the development of internal use software which contributed to the overall increase in compensation and benefits from the nine months ended September 30, 2010.  During the three months ended September 30, 2011, however, the amount of salaries and wages capitalized related to the development of internal use software increased from the prior year period, which slightly offset the overall increase in compensation and benefit expense.    This increase was due to the company capitalizing additional projects which were used to add additional functionality to our site.

Marketing and advertising costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, public relations and direct mail marketing.  Marketing and advertising costs were $375.2 thousand for the three months ended September 30, 2011, an increase of $272.2 thousand over the three months ended September 30, 2010.   Marketing and advertising costs were $1.2 million for the nine months ended September 30, 2011, an increase of $738.3 thousand, as compared to $487.3 thousand for the nine months ended September 30, 2010.   The increases noted above were largely due to increased efforts and testing with various marketing programs in order to increase our investor and borrower volume.  We placed an increased emphasis on our search engine and online marketing campaigns and reemphasized our affiliate networks during the nine months ended September 30, 2011 in order to drive borrower and lender volume.  During the first three quarters of 2011, we increased spending related to public relation campaigns in addition to increased search engine, online and affiliate marketing spending as noted above.

Depreciation and amortization expense was $114.5 thousand for the three months ended September 30, 2011, a decrease of 20% compared to the prior year period.  Depreciation and amortization expense was $347.8 thousand for the nine months ended September 30, 2011, a decrease of 17% compared the prior year period.  The decrease in overall depreciation and amortization expense was primarily due to the absence of amortization taken in the current quarter related to our domain name as it was fully amortized during the second quarter of 2011.  The decrease was also attributable to assets becoming fully depreciated during each of the respective periods.  However these decreases were partially offset by the capitalization of various internally developed software projects placed in service in late 2010 and in the current quarter, which in turn increased depreciation expense taken on those assets during the first nine months of 2011.

General and Administrative Expenses

Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services and other outside costs.  For the three months ended September 30, 2011 professional service expenses were $489.2 thousand, a 30% decrease compared to $702.5 thousand for the three months ended September 30, 2010.  The overall decrease for professional service expenses during the three months ended September 30, 2011 as compared to the prior year period was due to a large decrease in legal fees related to activity in our class action lawsuit.  This decrease was partially offset by the increase in accounting and tax fees related to various SEC filings done during the period, increases in other outside costs, and a slight increase in legal expenses for regulatory and compliance matters.

For the nine months ended September 30, 2011 professional service expenses were $1.6 million, a decrease of 23% compared to $2.1 million for the nine months ended September 30, 2010.  The overall decrease in professional service expenses in the three quarters of 2011 was primarily due to lower legal fees incurred for our class action lawsuit and regulatory and compliance matters in addition to lower fees associated with the discontinued use of a lobbying firm. These decreases were partially offset by increases in consulting, accounting and tax expenses paid to our audit firm in connection with our SEC filings related to our offering..

Facilities and maintenance expenses consist primarily of rents paid for our corporate office lease and data co-location facility, office supply expenses, repairs and maintenance expense and equipment and software costs that did not meet capitalization criteria. Facilities and maintenance expenses for the three months ended September 30, 2011 were $197.0 thousand an increase of 24% relative to the corresponding prior year period. Facilities and maintenance expense for the nine months ended September 30, 2011 were $523.0 thousand which represented an increase of 9% over the prior year period.  These increases were primarily due to additional software licenses and subscriptions purchased as well as hardware and software items purchased during 2011.

Other general and administrative expenses consist of bank service charges, NASAA state penalty settlement expenses, travel and entertainment expenses, taxes and licenses costs, communications costs, interest expense, recruiting costs and other miscellaneous expenses.  For the three months ended September 30, 2011, other general administrative expenses remained relatively unchanged from the corresponding prior year period.  For the nine months ended September 30, 2011, other general administrative expenses were $645.8 thousand, a decrease of 43%, as compared to $1.1 million for the nine months ended September 30, 2010.  Overall, this decrease is attributable to interest expense recognized in the first and second quarter of 2010 related to our convertible promissory notes which were not present through the first nine months of 2011.  Additionally, we incurred lower expenses related to travel in the current year, combined with a decrease in expenses related to the renewal of our state securities registrations or qualifications, as we were inadvertently late in filing applications to renew our registrations or qualifications in several states during the prior period, which resulted in our having to pay certain fines that we did not incur in the current year.  These large decreases were partially offset by an increase in recruiting services as we have actively increased headcount across the Company.

Liquidity and Capital Resources

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through the end of 2011.  We had negative cash flows from operations of $6.7 million and $7.3 million for the nine months ended September 30, 2011 and 2010, respectively.  As reflected in the accompanying financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $56.7 million as of September 30, 2011.

At September 30, 2011, the Company had approximately $13.6 million in available cash and cash equivalents.  Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan, however we believe that our current cash position is sufficient to meet our current liquidity needs.

Net cash used in operating activities was $6.7 million and $7.3 million for the nine months ended September 30, 2011 and 2010, respectively.  Net cash used in operating activities was used to fund ongoing operations such as headcount costs, legal and accounting services, marketing expenses and cost of service expenses.  The anticipated increase in origination revenue is expected to reduce our ongoing cash requirements.

Net cash used in investing activities for the nine months ended September 30, 2011 was $32.0 million which consisted of $146.8 thousand in loans held for investment, $47.9 million in borrower loan originations offset by $16.9 million in borrower loan principal repayments, and purchases of property and equipment of $780.4 thousand.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $48.0 million which consisted of proceeds from the issuance of Borrower Payment Dependent Notes of $47.9 million, proceeds from the issuance of convertible preferred stock or $17.2 million, proceeds from the issuance of common stock of $39.1 thousand, offset by $16.4 million in repayment of Borrower Payment Dependent Notes, payment of offering costs related to the issuance of our Series E Preferred Stock of $454.3 thousand and the principal repayment of the remaining $300.0 thousand balance from a non-interest bearing promissory that we entered into in 2006 in connection with the purchase of the “Prosper.com” domain name.

On June 3, 2011, we entered into a Stock Purchase Agreement with certain new investors and certain of our existing investors, pursuant to which we issued and sold to such investors 23,222,747 shares of our Series E Preferred Stock for an aggregate purchase price of $17.2 million. In connection with that sale, we issued 10,000,000 shares of our Series E-1 Preferred Stock to certain holders of our Series A, B and C Preferred Stock who purchased Series E shares.  The E-1 shares were allocated among these stockholders in proportion to their relative purchases of Series E shares.
On November 3, 2011 we entered into a Stock Purchase Agreement with certain new investors, pursuant to which, Prosper issued and sold to such investors  8,996,739 shares of our Series F Preferred Stock for an aggregate purchase price of $9.0 million.

As discussed in Note 12 of our financial statements, “Commitments and Contingencies”, contained elsewhere in this report, and in the “Other Income” section above, Greenwich Insurance Company made payments to Prosper during the first nine months of 2011 in the amount of $1,896,844 to reimburse Prosper for the defense costs it had already incurred in the class action suit.  Greenwich is required to reimburse Prosper for up to an additional $103,156 in defense costs for the class action suit going forward.  On entry of final judgment in Prosper’s suit against Greenwich, Greenwich will also be required to pay Prosper pre-judgment interest on the defense costs incurred by Prosper in the class action suit prior to the Court’s decision.  The amount of this pre-judgment interest is $142,584.

We have assessed the contingent liability related to the class action lawsuit and have determined that the occurrence of the contingency is reasonably possible but not probable and that contingent liability ranges from $0 in the event the company prevails to a maximum of approximately $45.6 million, which represents the remaining outstanding principal amount of $68.3 thousand and loans charged off of approximately $45.5 million for loans originated through our platform as of September 30, 2011.  For more information, see Note 12 of our financial statements located elsewhere in this report.

Since our inception, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Income Taxes

We incurred no income tax provision for the three and nine months ended September 30, 2011 and 2010.  Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how our results will be affected by the realization and use of net operating loss carry forwards.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we have not engaged in any off-balance sheet financing activities.  We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Additional Information about the Prosper Marketplace Loan Platform

Recent Loan Originations

The tables below show loan volume, average loan size, average lender yield, average credit scores and other pertinent data by Prosper Rating for originations from July 13, 2009 to September 30, 2011.

Prosper Rating	Number	Amount	Average Loan Size	Dollar Percentage
AA	1,393	$10,873,454	$7,806	13%
A	2,348	15,928,899	6,784	19%
B	1,487	11,318,661	7,612	14%
C	1,672	9,235,753	5,524	11%
D	3,771	19,336,546	5,128	23%
E	2,474	11,152,797	4,508	13%
HR	1,856	5,908,301	3,183	7%
Total	15,001	$83,754,411	$5,583	100%

Prosper Rating	Weighted Average Borrower Rate	Weighted Average Estimated Loss	Weighted Average Lender Yield	Average Experian ScorexPlus Score
AA	8.85%	1.46%	7.85%	800
A	11.06%	2.78%	10.05%	753
B	15.59%	5.66%	14.59%	747
C	20.45%	7.12%	19.45%	700
D	26.54%	10.53%	25.54%	693
E	31.57%	14.18%	30.57%	670
HR	32.19%	20.08%	31.19%	664
Total	20.22%	8.00%	19.21%	713

Historical Performance of Prosper Loans compared to estimate through 2011

The graph below shows the expected versus actual cumulative dollar loss rates by Prosper Rating for loans booked from July 13, 2009 through November 30, 2010.  Performance is as of September 30, 2011.  The graph shows cumulative charge off principal as a percentage of originations by cycle.  In preparing this graph, we only included loans in the 2010 vintage that have been outstanding for at least 10 months as of September 30, 2011 because we believe that amount of seasoning is necessary for the loss performance to be a meaningful indicator of likely future performance.

Losses for the 2009 vintage are slightly above expectations for Prosper Ratings AA – B and within expectations for Ratings C through E, as shown in the graph above.  Losses for HR are below expectations.

Loss performance for the 2010 vintage thus far is better than the 2009 vintage and below expectations across all Prosper Ratings.

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

Item 1A. Risk Factors.

Not Applicable for smaller reporting companies

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On July 13, 2009, we commenced a public offering of up to $500,000,000 in principal amount of our Borrower Payment Dependent Notes pursuant to a Registration Statement on Form S-1 (File No. 333-147019). The offering is a continuous offering and remains ongoing. The registration statement was declared effective by the SEC on July 10, 2009.  From July 13, 2009 to October 31, 2011, we sold $92,460,479 in principal amount of Notes at 100% of their principal amount.  The Notes are offered only through our website, and there are no underwriters or underwriting discounts.  We have incurred estimated expenses of approximately $1,986,177 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a borrower loan through our platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

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

Prosper Marketplace, Inc.
Date: November 10, 2011	By:	/s/ Christian A. Larsen
		Name:	Christian A. Larsen
		Title:	Chief Executive Officer (Principal Executive Officer)

Prosper Marketplace, Inc.
Date: November 10, 2011	By:	/s/ Kirk T. Inglis
		Name:	Kirk T. Inglis
		Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Prosper Marketplace, Inc.

3.2	Bylaws of the Registrant, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of the Company’s Form S-1, filed October 30, 2007)

10.2	Form of Lender Registration Agreement (Note Commitment, Purchase and Sale Agreement)

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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