Form 10-K
period 2011-12-31
PROSPER MARKETPLACE INC
filed 2012-03-30
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number: 333-147019

Prosper Marketplace, Inc.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdictionof incorporation or organization)	73-1733867 (I.R.S. Employer Identification No.)

111 Sutter Street, 22nd Floor San Francisco, CA 94104 (Address of principal executive offices)	94104 (Zip Code)
(415) 593-5400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	None
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

As of March 12, 2012 there were 2,897,859 shares of the registrant’s common stock outstanding.

PROSPER MARKETPLACE, INC.

Forward-Looking Statements

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and is believed to have a reasonable basis.  Nevertheless, there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	the performance of the Borrower Payment Dependent Notes or “Note”, which, in addition to being speculative investments, are special, limited obligations that are not secured, guaranteed or insured;

•	our ability to make payments on the Notes, including in the event that borrowers fail to make payments on the corresponding loans;

•	the reliability of the information about borrowers that is supplied by borrowers;

•	our ability to service the loans, and the ability of Prosper or a third party debt collector to pursue collection against any borrower, including in the event of fraud or identity theft;

•	credit risks posed by the credit worthiness of borrowers, the lack of a maximum debt-to-income ratio for borrowers, and the effectiveness of Prosper’s credit rating systems;

•	actions by some borrowers to defraud lender members and risks associated with identity theft;

•	our limited operational history and lack of significant historical performance data about borrower performance;

•	the impact of current economic conditions on the performance of the Notes and loss rates of the Notes;

•	payments by borrowers on the loans in light of the facts that the loans do not impose restrictions on borrower and do not include cross-default provisions;

•	our compliance with applicable local, state and federal law, including the Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;

•	potential efforts by state regulators or litigants to characterize us, rather than WebBank, as the lender of the loans originated through our platform;

•	the application of federal and state bankruptcy and insolvency laws to borrowers and to Prosper;

•	the impact of borrower defaults and prepayments on the return on the Notes;

•	the lack of a public trading market for the Notes and the ability to resell the Notes on the Note Trader platform;

•	the federal income tax treatment of an investment in the Notes;

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

       There may be other factors that may cause our actual results to differ materially from the forward-looking statements in this Annual Report on Form 10-K. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Annual Report on Form 10-K for a description of certain risks that could, among other things, because our actual results to differ from these forward-looking statements.

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

PART I
Item 1. Business

ABOUT PROSPER

Overview

Prosper’s peer-to-peer lending platform was designed to allow people to lend money to other people in an open transparent marketplace, with the aim of allowing both lenders and borrowers to profit financially as well as socially. We believe peer-to-peer lending represents a new model of consumer lending, where individuals can earn the interest spread of a traditional consumer lender but must also assume the credit risk of a traditional lender.   It is people that are the drivers of credit formation in peer-to-peer lending, not institutions. Prosper launched its platform to the public in 2006 and has attracted over one million members and facilitated over $290 million in consumer loans as of December 31, 2011.

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

In order to post a listing a borrower member must first complete a loan application. We then obtain a credit report for the borrower and use data from that report as well as data supplied by the borrower to assign a risk grade to the listing, which we call a “Prosper Rating”. The listing is then posted on our web site.   The format for listings is shown below. The actual images are from hypothetical listings we created and not actual listings.  Each listing includes the Prosper Rating, selected items from the borrower’s credit report, intended use of the potential loan, plus information regarding any previous loans obtained by the borrower through Prosper.

Lender members can bid on listings in amounts ranging from the entire loan amount requested to as little as $25. Thus, it is typical to have multiple lender members bid on a single listing.  As the listing is funded, the listing will show the amount of commitments made towards that potential loan by lender members.

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

Our registration, processing and payment systems are automated and electronic.  We have no physical branches, no deposit-taking and interest payment activities and limited loan underwriting activities.  Our website provides detailed information about our platform, including detailed fee information, the full text of our member legal agreements and help pages.  In addition to the customer support materials available on our website, we make additional customer support available to members by email and phone.  Our customer support team is currently located at our headquarters in San Francisco, California.

We attract lender members and borrowers to our website, www.prosper.com, through a variety of sources, including referrals from other parties (such as online communities, social networks and marketers), search engine results and online and offline advertising. We are not dependent on any one source of traffic to our website.  As of December 31, 2011, our website was receiving an average of approximately 331,400 unique visitors per month.

We generate revenue by charging lender members ongoing servicing fees on the Notes they have purchased, and from transaction fees paid by borrower members upon the funding and origination of borrower loans.  For the fiscal year ended December 31, 2011, we facilitated the origination of approximately $75,138,000 of loans on our platform compared to approximately $26,940,000 loans originated for the fiscal year ended December 31, 2010.

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

Borrower Members

A borrower member may be any natural person at least 18 years of age who is a U.S. resident in a state where loans through the platform are available, with a bank account and a social security number.  After passing Prosper’s anti-fraud and identity verification process, borrower members can request unsecured borrower loans at interest rates which are set by Prosper.  We set minimum credit and other credit guidelines for borrower members as discussed in the risk grading section.

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

Lender Members

Our lender members are individuals and institutions that have the opportunity to buy our Notes.  Lender members must register on our website.  During lender registration, potential lender members must authorize us to obtain their credit report for identification purposes, consent to any applicable tax withholding and agree to the terms and conditions of our website.  Lender members must also enter into a lender registration agreement with us, which agreement governs all sales of our Notes to lender members.  Lender members are not required to give credit information to the same extent as borrower members.  An individual lender member must be a natural person at least 18 years of age and a U.S. resident, must provide his or her social security number and may provide his or her state driver’s license or state identification card number.  Institutions must provide their taxpayer identification numbers to us.  At the time a lender member registers with Prosper, the lender member must satisfy any minimum financial suitability standards and maximum investment limits established for the platform or the Note Trader platform, as then in effect, by the state in which the lender member resides.  Prior to bidding on a listing, lender members must transfer funds to an account maintained on our platform, which we refer to as a “funding account.” The funding account holds all funds supporting a lender member’s bids and all Note payments payable to the lender member are deposited in the funding account.

Risk Management

Prosper’s risk management has evolved from its inception.  Prosper has consistently worked to improve the information provided to lenders in order to help them make sound investment decisions.  A major source of improvement has been to progressively incorporate the historical performance of loans originated by Prosper into the Prosper Ratings as more loan outcome data becomes available over time. It is Prosper’s intention to continuously refine our proprietary rating system.

Prosper Rating Assigned to Listings

Each listing is assigned a Prosper Rating. The Prosper Rating is a letter that indicates the expected level of risk associated with the listing. Each letter grade corresponds to an estimated average annualized loss rate range. The rating associated with a listing reflect Prosper’s loss expectations for that listing as of the time the rating is given.  This means that otherwise similar borrowers may have different Prosper Ratings at different points in time as the Prosper Rating is updated to incorporate more relevant information. There are currently seven Prosper Ratings, but this, as well as the loss ranges associated with each, may change over time as the marketplace dictates. We intend to regularly update the loss rates associated with the Prosper Ratings to reflect the ongoing actual performance of historical borrower loans. The updates will occur at least annually.

The current Prosper Ratings and the estimated loss ranges associated with them are as follows:

Prosper Rating	Est. Avg. Annual Loss Rate
AA	0.00% - 1.99%
A	2.00% - 3.99%
B	4.00% - 5.99%
C	6.00% - 8.99%
D	9.00% - 11.99%
E	12.00% - 14.99%
HR	>=15.00%

The estimated loss rate for each listing is based primarily on the historical performance of Prosper borrower loans with similar characteristics and is primarily determined by two scores: (1) a custom Prosper Score, and (2) a credit score obtained from a credit reporting agency.  The custom Prosper Score is updated periodically to include new information that is predictive of borrower risk as it becomes available or as the evidence supporting a particular datum becomes strong enough to merit its inclusion in the custom Prosper Score.

If a particular piece of information is found to be highly predictive of a borrower’s risk prior to a custom Prosper Score re-development, then it may be added to the rating process as an overlay until its impact on borrower risk is sufficiently captured by the combination of the custom Prosper Score and the credit bureau score.  Throughout 2011, for instance, increasingly strong evidence continued to emerge that successful performance on a previous Prosper Loan was a strong predictor of borrower risk (borrowers having successfully performed on a previous Prosper Loan were much less likely to default on a new loan than comparable borrowers who had not successfully paid a Prosper Loan).  Once this evidence was sufficiently robust, the presence of a second loan became an integral determinant of a borrower’s Prosper Rating.

Prosper Score

The Prosper Score predicts the probability of a borrower loan going “bad,” where “bad” is the probability of going more than 60 days past due within fifteen months of loan origination.  To create the Prosper Score, we developed a custom risk model using our historical data. We built the model on the Prosper borrower population so that it would incorporate behavior that is unique and inherent to that population. In contrast, a credit score obtained from a credit reporting agency is based on a much broader population, of which Prosper borrowers are just a small subset. We use both the Prosper Score and a credit score to assess the level of risk associated with a listing.

To build and validate our custom risk model, we used loans we booked from April 2007 through October 2008 and measured their performance for the fifteen months following origination. We analyzed variables available at the time of listing for potential inclusion in the final model.  Potential variables included those from the credit report and also those provided by the borrower.  We dropped or kept variables in the final model based on their contribution and stability over time, and went through a number of iterations before finalizing the model in its current form.  Some of the variables included in the final model are:

- Total Inquiries
- Inquiries last 6 months
- Total Trades
- Trades opened <= 6 months
- Trades Never Delinquent or Derogatory
- Trades with Delinquent Balance
- Available Credit on Open Bankcards
- Debt-to-Income Ratio
- Bankcard Utilization

The model assigns weights to all of its variables based on their value in predicting the likelihood of a loan going bad.  For a given listing, the model estimates the probability of the related loan becoming bad, which we call the listing’s “probability of bad”.  The probability of bad for a listing is then mapped to a Prosper Score, which is displayed as part of that listing.  Prosper Scores range from 1 to 10, with 10 being the best, or lowest risk value.  The probability of bad ranges and the corresponding Prosper Scores are as follows.

Probability Bad	Prosper Score
> 24.84%	1
20.33 < x <=24.84%	2
17.05 < x <= 20.33%	3
14.42 < x <= 17.05%	4
12.00 < x <= 14.42%	5
10.00 < x <= 12.00%	6
8.17 < x <= 10.00%	7
5.98 < x <= 8.17%	8
4.50 < x <= 5.98%	9
0.00 < x <= 4.50%	10

For example, a probability of bad of 3.29% equates to a Prosper Score of 10, a probability of bad of 12.00% equates to a Prosper Score of 6, and a probability of bad of 37.54% equates to a Prosper Score of 1. The probability of bad ranges are likely to change over time as we acquire additional performance data.

Credit Score

In addition to the Prosper Score, another major element we use to determine the Prosper Rating for a listing is a credit score from a consumer reporting agency. The credit score we use currently is Experian’s Scorex PLUSsm score, although we may use one or more different scores in the future.  The minimum credit score required for a borrower to post a listing is 640, except for borrower members who (i) previously obtained a Prosper loan and paid off the loan in full, or (ii) are seeking a second loan while their first loan is still outstanding and are otherwise eligible for such second loan, for whom the minimum score required is 600.

We obtain a borrower’s credit score at the time his listing is created, unless we already have a credit score on file that is not more than thirty days old.  This credit score is used to determine the Prosper Rating for the listing, and the range that credit score falls within is also included in the listing.  If available, we obtain updated credit scores on a monthly basis for borrowers with outstanding loans, and we include the applicable score ranges by month in listings on our Note Trader platform.  We do not disclose the borrower’s exact credit score to any of our customers, except for the borrower himself.

Assigning Estimated Loss Rates

Our estimated loss rates are based on the historical performance of Prosper loans with similar characteristics and are primarily determined by Prosper Scores and credit scores.  The starting point for this determination is our base loss rate table, shown below, which we created by dividing the range of Prosper Scores and credit scores into multiple segments and combining them into a single grid.  We estimate a base loss rate for each cell in the table, based on the historical performance of loans originated on our platform that occupied the same cell (i.e., that had the same point of intersection for their Prosper Score and credit score). Cells are grouped together due to small volume, similar behavior or both.  We review our loan performance on a monthly basis to see how our loss estimates compare to the actual performance of our loans, and we make any adjustments to those estimates we deem necessary based on such reviews. Please refer to our website for the estimated base loss rate currently in use. Estimated base loss rates for the cells in the table below are based on performance of historical Prosper borrower loans as of November 30, 2011.

	Experian Scorex Plussm Score
Prosper Score	600-619	620-639	640-649	650-664	665-689	690-701	702-723	724-747	748-777	778 +
1	24.90%	24.90%	24.90%	24.90%	24.90%	24.90%	24.90%	24.90%	16.50%	16.50%
2	24.90%	24.90%	24.90%	19.90%	19.90%	16.50%	16.50%	16.50%	16.50%	16.50%
3	24.90%	24.90%	24.90%	19.90%	19.90%	16.50%	16.50%	16.50%	16.50%	16.50%
4	19.90%	19.90%	19.90%	19.90%	16.50%	16.50%	16.50%	16.50%	16.50%	16.50%
5	19.90%	19.90%	19.90%	19.90%	16.50%	16.50%	16.50%	11.90%	11.90%	11.90%
6	19.90%	19.90%	19.90%	14.70%	14.70%	11.90%	11.90%	8.90%	8.90%	8.90%
7	19.90%	19.90%	19.90%	8.90%	8.90%	8.90%	8.90%	8.90%	8.90%	8.90%
8	14.70%	14.70%	14.70%	5.65%	5.65%	5.65%	5.65%	5.65%	5.65%	3.30%
9	14.70%	14.70%	14.70%	5.65%	5.65%	5.65%	5.65%	3.30%	3.30%	3.30%
10	14.70%	14.70%	14.70%	5.65%	5.65%	5.65%	5.65%	3.30%	3.30%	1.00%

The table above applies to borrowers seeking their first Prosper Loan.  Although borrowers with credit scores below 640 are depicted in the table above, borrowers seeking a first loan whose credit score is below 640 are not currently eligible for a loan on the platform.  We can make adjustments to the base loss rate to determine the final loss rate.  The final loss rate determines the Prosper Rating.  We currently make adjustments if the applicant has already been a borrower on the platform and based on loan term.  The value of the adjustments are based on historical Prosper data, where available, as well as observed industry performance.  Current adjustment variables and their values are:

	Previous Prosper Loan		Loan Term
Base Loss Rate	Yes	No	1 year	3 year	5 year
0.00 – 1.99%	-0.25%	-	-0.15%	-	-
2.00 – 3.99%	-1.30%	-	0.00%	-	-
4.00 – 5.99%	-3.65%	-	0.00%	-	-
6.00 – 8.99%	-4.70%	-	-0.10%	-	-
9.00 – 11.99%	-7.70%	-	-0.10%	-	-
12.00 – 14.99%	-10.50%	-	-0.10%	-	-
15.00+%	-10.00%	-	-0.40%	-	-

Here is an example of how the final loss rate and Prosper Rating for a loan listing would be calculated:
- Applicant credit bureau score = 715 and Prosper score = 9
- Applicant has borrowed through the platform before

Base Loss Rate:		5.65%
Adjustments:
	-Previous Loan:	-3.65%
Final Loss Rate:		2.00%
Prosper Rating:		A

Calculating Loss Estimates

        To calculate the estimated loss rates contained in our base loss rate table and our adjustment values, we developed a loan model to simulate the future performance of loans based on past performance data.  The principal elements of the model are as follows:

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

Comparing Estimated Loss Rates to Actual Losses

We review our loan performance on a monthly basis to see how our loss estimates compare to the actual performance of our loans, and we make any adjustments to those estimates we deem necessary based on such reviews.  The graphs below show the expected versus actual cumulative dollar loss rates by Prosper Rating for loans booked from July 13, 2009 through December 31, 2010.  Performance is as of December 31, 2011.   The loss performance is tracked by quarterly vintage, meaning each line represents all the loans originated in a given quarter.  We have only included quarterly vintages where all loans originated during that quarter have been outstanding at least 10 months, to ensure that all of the loans included are adequately seasoned.  In addition, we only include data for a point along the x axis if at least 70% of the amount originated in that vintage has been outstanding for at least that number of cycles. For example, in our graph for AA loans funded during Q3 2009, 70% or more of the original amount borrowed in that vintage has been outstanding for 27 cycles, but less than 70% of the original amount borrowed has been outstanding for 28 or more cycles. So, that graph includes a data point for cycle 27 but not for cycle 28.

Quarterly vintages generally contain enough volume for their performance curves to be meaningful, but there are exceptions.  For example, the volume of loans originated in the 3rd quarter of 2009 was relatively low because the platform was closed during the first few weeks of the quarter, and also because the  platform reopened during the quarter after having been shut down for almost nine months.  In addition, during the 4th quarter of 2010 only 31 loans were originated on the platform with a C Prosper Rating.  For such vintages, a few loans charging-off, or even a single charge-off, can result in actual losses for that vintage being well above estimates.  Therefore, we look at quarterly vintages individually as well as in aggregate to get a more complete picture of loan performance.

Below is a graph that shows our cumulative net charge-offs as a percentage of originations across all ratings by quarterly vintage.
Note: Expectation line reflects the weighted average expected loss rate across all vintages at the time of origination

The graphs below show our cumulative net charge-offs as a percentage of originations for each Prosper rating presented by quarterly vintage.

Note: Expectation lines represent the high end of the estimated loss rate range for each Prosper Rating, except for HR, where the high end of the range is 100% and we have set the expectation curve at 24.75%.

In aggregate, all 2009 and 2010 quarterly vintages are coming in below the expected loss rates.  Loss rates for some of the 2009 vintages have been higher than expected for the lower risk Prosper Ratings, AA-C, but subsequent 2010 vintages have generally been at or below expectations.  The higher risk Prosper Ratings, D-HR, have consistently performed at or better than expectations.

We review our actual losses on a monthly basis and analyze any material variances from our estimates.  To the extent we conclude that any such variance seems likely to continue, we adjust the Prosper Rating accordingly.  For example, based on the continuing exceptional risk performance of repeat borrowers, we made Prosper Rating adjustments in April 2011 that decreased the expected loss rate on repeat borrowers across most combinations of Prosper Score and credit bureau score.

Please note that the historical performance of Borrower Loans may not be indicative of the future performance of our borrower loans.  See “Risk Factors— Risks Related to Prosper, Our Platform and Our Ability to Service the Notes” for more information.

Criteria for Applying for a Second Loan

Borrowers may have up to two loans outstanding at any one time, provided that the aggregate outstanding principal balance of both borrower loans does not exceed the then-current maximum allowable loan amount for borrower loans (currently $25,000).  We treat any outstanding loan as a "loan" for purposes of this two-loan limit.  Currently, to be eligible to obtain a second borrower loan while an existing loan is outstanding:

•Borrowers must be current on their existing borrower loan, and must not have been more than 30 days past due in making their most recent monthly borrower loan payments for a specified number of months (between six and twelve, depending on the borrower’s credit score range at time the existing loan was obtained);

•Borrowers may not post a listing for a second borrower loan within six to twelve months (depending on the borrower’s credit score range at time the existing loan was obtained) following the date of origination of their existing borrower loan; and

•Borrower’s credit score must be 600 or more.

Underwriting requirements for borrower loans, including eligibility requirements for second loans, are subject to change from time to time.

Maximum Loan Amount

The maximum loan amount for a listing is determined by the applicant’s Prosper Rating.  The table below shows the maximum loan amount for each Prosper Rating:

Prosper Rating	Maximum Loan Amount
AA	$25,000
A	25,000
B	15,000
C	15,000
D	15,000
E	4,000
HR	$4,000

Borrower Identity and Financial Information Verification

We reserve the right in our member agreements to verify the accuracy of all statements and information provided by borrower members and lender members in connection with listings, commitments and borrower loans.  We may conduct our review at any time before, during or after the posting of a listing, or before or after the funding of a borrower loan.  If we are unable to verify material information with respect to an applicant or listing, we will cancel or refuse to post the listing or cancel any or all commitments against the listing.  We may also delay funding of a borrower loan in order to verify the accuracy of information provided by an applicant in connection with the listing, or to determine whether there are any irregularities with respect to the listing.  If we identify material misstatements or inaccuracies in the listing or in other information provided by the applicant, we will cancel the listing or related loan.

We verify the identity of every borrower who obtains a loan through the platform using a combination of documentary and non-documentary methods. We ask each applicant to submit a copy of her current driver’s license, passport or other government-issued, photo identification card, which we authenticate using third-party reference materials.  In addition, we compare the information contained in the applicant’s credit report  with the information contained in the application. We also run the applicant’s application information through a fraud database.  Finally, we require the applicant to submit bank statements, cancelled checks or other documentary evidence to verify the accuracy of her bank account information. To the extent any of these processes identify inconsistencies between the information submitted by the applicant and the information contained in another data source, we require the applicant to submit documentation to resolve the discrepancy to our satisfaction.  For example, we might require the applicant to submit a recent utility bill to reconcile a discrepancy between the current address listed in her application and the one listed in her credit report.  For the small number of applicants who do not have a current, government-issued photo identification card, we may rely on the other screening processes described above to verify their identity. But we obtain and authenticate photo identification from the great majority of applicants, and perform the other processes described above for all borrowers.  If we are unable to verify the identity of an applicant in the manner described above, we will cancel the applicant’s listing or pending loan.

In addition to the identity verification processes just described, we verify income and employment information for a subset of applicants based on a proprietary algorithm.  The intention of this algorithm is to identify instances where the applicant’s self-reported income is highly determinative of the applicant’s Prosper Rating.  The algorithm gives greatest weight to the following factors:

•Prosper Rating;

•loan amount;

•stated income; and

•debt-to-income ratio.

To verify a borrower’s income, we require the borrower to submit a paystub from within the last thirty days and a W-2 or Form 1099 from the prior calendar year.  To verify a borrower’s employment, we obtain confirmation from the human resources department of the borrower’s employer, verbally or by email, or phone the main phone number of the borrower’s employer and confirm that we can be connected directly to the borrower’s work number from that main number.

Between July 14, 2009 and December 31, 2011 (based on start time of the applicable bidding period), we verified employment and/or income on approximately 47% of the loans we originated on a unit basis (8,904 out of 19,059)  and approximately 67% of our originations on a dollar basis ($75,308,364 out of $113,074,405). Breaking these numbers down by Prosper Rating:

•
for loans with a Prosper Rating of AA, A or B, we verified income and/or employment information on approximately 62% of the loans we originated on a unit basis (4,184 out of 6,746) and approximately 81% of our originations on a dollar basis ($42,682,605 out of $52,631,119);

•
for loans with a Prosper Rating of C or D, we verified income and/or employment information on approximately 48% of the loans we originated on a unit basis (3,317 out of 6,874) and approximately 65% of our originations on a dollar basis ($24,828,425 out of $38,146,063); and

•
for loans with a Prosper Rating of E or HR, we verified income and/or employment information on approximately 26% of the loans we originated on a unit basis (1,403 of 5,439) and approximately 35% of our originations on a dollar basis ($7,787,874 out of $22,297,223).

It is our intention to continue to verify income and employment on roughly the same proportion of loans in the future.

If a borrower fails to provide satisfactory information in response to an income or employment verification inquiry, we will (a) request additional information from the borrower, (b) cancel the borrower’s listing or (c) refuse to proceed with the funding of the borrower loan.  Where we choose to verify a borrower’s income or employment information, the verification is normally done after the borrower’s listing has already been posted.  This allows Prosper to focus its verification efforts on the listings most likely to fund, and increases the percentage of funded loans that are subject to verification.

When we identify inaccurate employment or income information in a borrower’s application or listing that has resulted in the borrower obtaining a different Prosper Rating or interest rate for her loan than she would have obtained if she had provided the correct information, we cancel the listing. If we identify inaccurate information in the borrower’s listing that does not trigger cancellation of the listing, we do not update the listing to include the corrected information. Cancellation automatically triggers a notice to the borrower member and any lender members who made commitments that the listing has been cancelled, and we send an adverse action notice to the borrower indicating the reasons for cancellation. We make the funds committed by the lender members on the cancelled listing immediately available to them for bidding on other listings.

We generally do not verify information included by borrower members in their loan listings other than identity, income and employment information. Similarly, we do not verify the information in any recommendations from a borrower member’s Prosper friends. We derive the borrower member’s debt-to-income ratio, or “DTI,” from a combination of the borrower member’s self-reported income and information from the borrower member’s credit report.  The credit data that appears in listings is taken directly from the borrower member’s credit report. Although borrower members may provide proof of homeownership to establish homeownership status, in most instances, homeownership status is derived from the credit report as well.  For example, if the credit report reflects an active mortgage loan, the borrower member is presumed to be a homeowner. Lender members should not rely on unverified information provided by borrower members.

        Our participation in funding loans on the platform from time to time has had, and will continue to have, no effect on our income and employment verification process, the selection of loan requests verified or the frequency of income and employment verification.

We are continuously looking for ways to improve our verification procedures in a cost-effective manner in order to increase the repayment performance of loans.  See “Risk Factors—Risks Related to Borrower Default—Information supplied by borrowers may be inaccurate or intentionally false- Information regarding income and employment is not verified in the majority of cases” for more information.

Prosper’s Note Repurchase and Indemnification Obligations

Under the lender registration agreement, in the event of a material default under a series of Notes due to verifiable identity theft of the named borrower’s identity, we will repurchase the Note and credit the lender members’ account with the remaining unpaid principal balance of the Note.  Our repurchase obligation will apply only if the relevant Note is at least 120 days past-due; provided, that we may in our sole discretion elect to repurchase such Note at an earlier time.  The determination of whether verifiable identity theft has occurred is in our sole discretion.  We generally recognize the occurrence of identity fraud upon receipt of a police report regarding the identity fraud.  This remedy for identity fraud only provides protection against identity theft; in no way is it a guarantee of a borrower’s self-reported information (beyond identity) or a borrower’s creditworthiness.  We expect the incidence of identity fraud on the platform to be low because of our identity verification process. As of December 31, 2011, we had experienced 23 cases of confirmed identity fraud affecting 36 loans since our inception.  In these cases, we received a police report and identity theft affidavit from the victim of the identity fraud, evidencing that identity fraud had occurred.  We have not experienced any cases of confirmed identity fraud during the years ended December 31, 2011 and 2010.

Prosper has the exclusive right to investigate claims of identity theft and determine, in its sole discretion, whether verifiable identity theft has occurred.  As Prosper is the sole entity with the ability to investigate and determine verifiable identity theft, which triggers its repurchase obligation, a conflict of interest exists as the denial of a claim under Prosper’s identity theft guarantee would save Prosper from its repurchase obligation. There are, however, three factors that mitigate the risk of this conflict.  Without the protection offered by this repurchase obligation, fewer potential lender members will have the confidence to participate on the platform, limiting our growth and long term profitability.  In addition, our relationship with WebBank includes a requirement – and accompanying audit function – to insure that claims of identity theft are thoroughly investigated and accurately reported.  Finally, California statutes include severe penalties owed to the victim of identity theft if it is shown that a claim of identity theft was not adequately investigated or was frivolously dismissed.

In the event we breach any of our other representations and warranties in the lender registration agreement pertaining to the Notes, and such breach materially and adversely affects a series of Notes, we will either indemnify the lender members, repurchase the series of Notes or cure the breach.  The circumstances where this may occur include where the listing contained the wrong Prosper Score, or where we miscalculated the Prosper Score, resulting in the wrong Prosper Rating appearing in the listing.  We are not, however, under any obligation to cure, indemnify or repurchase a series of Notes because a correctly determined Prosper Score or Prosper Rating fails to accurately predict the actual losses on a borrower loan.  In addition, we are not obligated to repurchase a Note or indemnify a lender member whose investment is not realized in whole or in part due to false or inaccurate statements or omissions of fact in a listing, whether in credit data, borrower’s representations, user recommendations, group affiliations or similar indicia of borrower intent and ability to repay the loan. Finally, if we repurchase a Note, we will only return the outstanding principal balance to the lender member and not unpaid interest.

Historical Performance of Prosper Borrower Loans

The performance of borrower loans is a function of the credit quality of our borrower members and the risk and return preferences of our lender members.  Lender members can choose to pursue a variety of bidding strategies, including strategies that may or may not maximize the return on their investment.  When making commitment decisions, lender members consider borrowers’ Prosper Rating, credit score, debt-to-income ratios and other credit data and information displayed with listings.   Prior to 2009, borrower loans did not have a Prosper Rating.  We have assigned a Prosper Rating retroactively to these loans in certain of the following tables in order to provide more meaningful historical performance data.  These retroactive Prosper Ratings were assigned based on the credit bureau data available at the time the loan listing was posted.  The portions of the historical information below regarding the performance of loans to which we have assigned a Prosper Rating retroactively should not be used in determining how Notes with the same Prosper Rating can be expected to perform in the future. See “Risk Factors—Risks Related to Borrower Default.”

The following seven graphs show loan performance through December 31, 2011 by delinquency rates and cumulative principal default rates.  Loans originated prior to July 13, 2009 were not assigned a Prosper Rating at the time of origination.  In order to view performance on a comparable basis, we have retroactively assigned a Prosper Rating to these loans based upon their applicable listing characteristics.  The “N/A” category includes loans with a credit score of less than the minimum score now required as well as loans for which we could not generate a Prosper Rating because the credit variables needed to determine the rating were not available.

The graph below shows 1-30 and 31-120 day delinquency rates for loans originated prior to July 13, 2009 by quarter.  This graph shows delinquencies as a percentage of total outstanding principal balance. We consider loans more than 30 days past due to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.

The table below shows 1-30 and 31-120 day delinquency rates by quarter for loans originated between July 13, 2009 and December 31, 2011.  This graph shows delinquencies as a percentage of total outstanding principal balance.  We consider loans more than 30 days past due to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.

The following graphs show cumulative principal default rates for borrower loans originated by year.  The cumulative charge-off rate is calculated as the sum of the cumulative principal balance charged-off divided by the original amount borrowed.  The vertical axis shows the percentage of principal charged-off.  The horizontal axis shows the age of the loan in monthly cycles.  We only include data for a point along the x axis if at least 70% of the original amount borrowed in that vintage has been outstanding for at least that number of cycles.  For example, in our graph for Loans Funded During 2009, 70% or more of the original amount borrowed in that vintage has been outstanding for 24 or more cycles, but less than 70% of the original amount borrowed has been outstanding for 25 or more cycles. So, that graph includes a data point for cycle 24 but not for cycle 25.

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

The following table shows cumulative principal default rates for loans originated from January 1, 2010 through December 31, 2010.

The following table presents additional aggregated information as of December 31, 2011 regarding delinquencies, defaults and borrower payments, grouped by Prosper Rating, for all loans originated on our website from November 2005 through July 12, 2009.  With respect to delinquent borrower loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of December 31, 2011.

Loan Originations
November 2005 - July 12th, 2009
(as of December 31, 2011)

	Total Loan Originations		Current Loans			1-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	1,148	$5,610,741	1	$3,000	$459	-	$-	$-
A	1,241	6,315,414	-	-	-	-	-	-
B	319	2,254,565	-	-	-	-	-	-
C	1,448	11,287,831	1	1,000	170	-	-	-
D	2,048	14,156,042	1	3,000	558	-	-	-
E	622	3,750,560	1	1,000	206	-	-	-
HR	6,914	67,881,305	-	-	-	-	-	-
N/A1	15,273	67,881,166	-	-	-	-	-	-
	29,013	$179,137,624	4	$8,000	$1,393	-	$-	$-
	avg loan size:	$6,174

percent of total			0.0%	0.0%		0.0%	0.0%

	Paid In Full		31+ Days Past Due			Defaulted 2
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA	1,102	$5,205,787	-	$-	$-	45	$401,954	$203,891
A	1,121	5,645,364	-	-	-	120	670,050	360,326
B	280	1,949,165	-	-	-	39	305,400	164,431
C	1,142	8,452,979	-	-	-	305	2,833,852	1,740,663
D	1,588	10,855,353	3	15,500	1,333	456	3,282,189	1,978,522
E	458	2,602,035	-	-	-	163	1,147,525	691,785
HR	3,974	36,033,205	1	3,000	111	2,939	31,845,100	21,313,658
N/A1	8,619	37,949,248	8	19,300	2,249	6,646	29,912,618	20,257,130
	18,284	$108,693,136	12	$37,800	$3,692	10,713	$70,398,689	$46,710,405

percent of total	63.0%	60.7%	0.0%	0.0%		36.9%	39.3%
1	includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating	Default due to Delinquency:
2	includes all loans >120 days past due	9,533	$41,112,974
3	Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due.
	If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.	Default due to Bankruptcy3 :
		1,180	$5,597,431

From November 2005 through July 12, 2009, we facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624.  As of December 31, 2011, 4 loans were current, 18,284 loans  or 63.0% of the loans were paid in full or had reached maturity, no loans were 1 to 30 days past due, 12 loans were more than 30 days past due, and 10,713 loans or 36.9% of the loans had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.  Of these 29,013 borrower loans, 13,347 loans, or 46%, have been greater than 15 days past due at any time, 12,325 loans, or 43%, have been more than 30 days past due at any time, and 11,682 or 40%, have been more than 60 days past due at any time. We repurchased notes with an aggregate origination principal amount  of approximately $577,000, due to identification theft or operational issues relating to borrower loans originated from November 2005 through July12, 2009.

Of the loans originated prior to July 13, 2009, 10,713 had defaulted as of December 31, 2011, equaling a total net defaulted amount of $46,710,405.  Of these 10,713 defaulted loans, the borrowers of 1,177 of the loans have filed for bankruptcy, resulting in a net defaulted amount of $5,597,431.

The following table presents additional aggregated information as of December 31, 2011, grouped by Prosper Rating, for all loans originated on our website from July 13, 2009 through December 31, 2011.  With respect to delinquent borrower loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of December 31, 2011.

Loan Originations
July 13, 2009 - December 31, 2011
(as of December 31, 2011)

	Total Loan Originations		Current Loans			1-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	1,509	$12,105,915	994	$8,839,687	$6,080,335	3	$36,000	$27,195
A	2,933	21,751,991	2,314	18,429,823	14,488,686	23	134,633	89,445
B	2,258	17,620,970	1,896	15,168,739	12,818,264	24	152,199	123,274
C	1,896	11,032,743	1,356	8,399,833	6,638,847	29	169,924	130,281
D	4,936	26,522,849	3,775	21,379,773	18,255,493	119	636,002	526,140
E	3,139	14,639,866	2,380	11,419,100	9,863,148	97	448,757	385,387
HR	2,242	7,288,460	1,588	5,187,800	4,220,241	67	242,683	200,589
	18,913	$110,962,794	14,303	$88,824,755	$72,365,015	362	$1,820,198	$1,482,312
	avg loan size:	$5,867

percent of total			75.6%	80.0%		1.9%	1.6%

	Paid In Full		31+ Days Past Due			Defaulted 1
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA	477	$2,916,928	7	$62,400	$41,903	28	$250,900	$185,797
A	502	2,718,238	23	156,909	108,654	71	312,387	242,185
B	270	1,821,132	33	223,300	182,900	35	255,600	216,630
C	389	1,823,436	26	147,000	109,709	96	492,550	409,324
D	656	2,801,859	137	686,260	577,220	249	1,018,955	863,234
E	361	1,409,143	136	710,851	643,889	165	652,016	586,809
HR	345	1,085,718	74	241,473	204,457	168	530,786	451,490
	3,000	$14,576,454	436	$2,228,194	$1,868,732	812	$3,513,194	$2,955,469

percent of total	15.9%	13.1%	2.3%	2.0%		4.3%	3.2%

1	includes all loans >120 days past due
2	Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due. If we were notified of a bankruptcy					Default due to Delinquency:
	after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.						720	$2,681,669

						Default due to Bankruptcy2 :
							92	$273,800

From July 13, 2009 through December 31, 2011, Prosper facilitated the origination of 18,913 borrower loans with an average original principal amount of $5,867 and an aggregate original principal amount of $110,962,794.  As of December 31, 2011, 75.6% of the borrower loans were current or had not reached their first billing cycle and 15.9% were paid in full, 1.9% were 1 to 30 days past due, 2.3% were more than 30 days past due, and 4.3% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.  Of these 18,913 borrower loans, 1,811 loans, or 10%, have been greater than 15 days past due at any time, 1,356 loans, or 7%, have been more than 30 days past due at any time, and 1,147 loans or 6%, have been more than 60 days past due at any time. We repurchased notes with an aggregate origination principal amount of approximately $30,000, due to identification theft or operational issues related to borrower loans originated from July 13, 2009 through December 31, 2011.

Of loans originated after July 13, 2009, 812 have defaulted as of December 31, 2011, equaling a total net defaulted amount of $2,955,469.  Of these 812 defaulted loans, the borrowers of 83 of the loans have filed for bankruptcy, resulting in a net defaulted amount of $273,800.

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

The following table presents aggregate information, as of December 31, 2011 on the results of our collection efforts for loans originated prior to July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.  For purposes of this analysis, we have excluded the notes that we repurchased due to identity theft or operational issues.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections		Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	57	$480,055	$29,316	$17,940		45	$218,106	$14,215	$203,891
A	147	827,933	53,734	30,998		120	382,386	22,060	360,326
B	46	347,200	22,611	5,310		39	166,068	1,638	164,431
C	344	3,170,977	210,092	109,855		305	1,807,346	66,682	1,740,663
D	536	3,901,560	263,026	166,835		456	2,074,104	95,582	1,978,522
E	183	1,258,624	88,988	40,063		163	735,268	43,483	691,785
HR	3,214	34,756,301	2,490,616	1,249,389		2,939	21,978,321	664,663	21,313,658
N/A1	7,299	32,880,426	2,458,102	1,370,338		6,646	21,035,343	778,214	20,257,130
	11,826	$77,623,076	$5,616,485	$2,990,728	*	10,713	$48,396,942	$1,686,537	$46,710,405

* This amount excludes collection agency payments that were subsequently returned by the bank
1 includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating

The following table presents aggregate information, as of December 31, 2011 regarding the results of our collection efforts for loans originated after July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections		Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	44	$353,800	$22,916	$7,033		28	$185,797	$-	$185,797
A	114	545,421	34,942	16,645		71	244,885	2,700	242,185
B	73	497,900	34,334	5,780		35	219,132	2,502	216,630
C	153	772,006	58,700	26,875		96	416,629	7,306	409,324
D	449	1,963,128	159,716	70,275		249	881,413	18,179	863,234
E	342	1,523,067	139,078	63,563		165	599,778	12,969	586,809
HR	286	908,859	80,288	42,238		168	457,540	6,050	451,490
	1,461	$6,564,181	$529,974	$232,409	*	812	$3,005,174	$49,706	$2,955,469

* This amount excludes collection agency payments that were subsequently returned by the bank

In order to comply with the Servicemembers’ Civil Relief Act, which requires interest rates to be reduced to 6% while a borrower in the armed forces is on active duty, Prosper has elected to make “pre-refunds” of the interest differential to the affected borrower for the period of deployment.  The borrower then continues to make their regular payments.  In these cases, Prosper has refunded the interest to the borrower from Prosper’s own funds and, as a result, the payments received by the applicable lenders are unchanged.

Loan Originations Prior to July 13, 2009

The following table presents aggregated information about borrowers for loans originated over the period from our inception to October 16, 2008, grouped by credit grade.  These loans did not have a Prosper Rating, and were initially only assigned credit grades.  Therefore, all loans presented in the below table are grouped by credit grade rather than Prosper Rating. This table does not include the notes repurchased by Prosper due to identity theft or operational issues.

Credit Grade	Number of Borrowers	Average Interest Rate	Average APR
AA	3,512	11.50%	12.20%
A	3,312	14.20%	15.20%
B	4,386	16.50%	17.50%
C	5,643	18.80%	20.00%
D	5,151	21.20%	22.40%
E	3,289	25.50%	26.80%
HR	3,505	25.50%	26.90%
NC	141	23.30%	24.20%

The following table presents aggregated information for loans originated from the period from March 1, 2007 to October 16, 2008 reported by a consumer reporting agency about Prosper borrowers at the time of their loan applications, grouped by credit grade, and does not include notes repurchased by Prosper due to identity theft or operational issues.  These loans did not have a Prosper Rating, and were initially only assigned credit grades.  Prosper has not independently verified this information.

Credit Grade	Average Experian Scorex PLUSsm	Average Number Current Delinquencies	Average Number Total Open Lines	Average Number Total Credit Lines
AA	792.3	0.12	9.72	26.59
A	737.5	0.27	9.01	24.65
B	697.6	0.38	8.78	25.15
C	656.8	0.7	8.12	25.07
D	619.5	1.05	7.89	23.77
E	578.3	2.2	7.62	26.63
HR	536.7	3.82	5.08	19.24

Recent Loan Originations

The following table presents aggregated information about borrowers for loans originated over the period from July 13, 2009 to December 31, 2011, grouped by Prosper Rating.

Prosper Rating	Number	Amount	Average Loan Size	Weighted Average Lender Yield	Weighted Average Borrower Rate	Weighted Average Borrower APR
AA	1,509	$12,105,915	$8,022	7.85%	8.85%	9.26%
A	2,933	21,751,991	7,416	10.43%	11.43%	13.59%
B	2,258	17,620,970	7,804	15.34%	16.34%	18.58%
C	1,896	11,032,743	5,819	19.77%	20.77%	23.71%
D	4,936	26,522,849	5,373	25.31%	26.31%	29.72%
E	3,139	14,639,866	4,663	30.48%	31.48%	35.27%
HR	2,242	7,288,460	3,251	31.09%	32.09%	35.52%
Total	18,913	$110,962,794	$5,867	19.42%	20.42%	23.07%

The following table presents aggregated information about borrowers for loans originated over the period from July 13, 2009 to December 31, 2011, grouped by Prosper Rating.  The information was obtained from a credit reporting agency at the time of the borrower members’ loan applications. Prosper has not independently verified this information:

Prosper Rating	Average Experian ScorexPlussm Score	Average Number of Current Delinquencies	Average Number of Open Credit Lines	Average Number of Total Credit Lines
AA	801	0.04	8.94	26.43
A	753	0.12	8.93	25.91
B	728	0.23	8.41	25.19
C	701	0.25	9.09	27.83
D	695	0.42	7.89	25.20
E	676	0.68	8.28	27.29
HR	673	0.74	7.89	26.80

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

Part of a borrower’s credit profile displayed in listings is a DTI ratio. DTI is a measurement of the borrower’s ability to take on additional debt. This number takes into consideration how much debt the borrower has or will have, including the requested loan amount. The DTI is expressed as a percentage and is calculated by dividing the borrower’s monthly debt payments, including the debt resulting from the borrower loan being requested, by the borrower’s monthly income. On borrower listings, debt amounts are taken from the borrower’s credit report without verification and exclude monthly housing payments, and the borrower’s income is self-reported and may not be verified by Prosper.

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

•financing the purchase of an automobile (approximately 3%); and

•other (approximately 9%).

For borrower loans funded between July 13, 2009 and December 31, 2011, Prosper borrower members identified their intended use of loan proceeds by unit distribution as follows:

•debt consolidation (approximately 47%);

•business use, such as financing their home-based or small businesses (approximately 10%);

•home improvement (approximately 10%);

•tuition or other education expenses (approximately 1%)**;

•financing the purchase of an automobile (approximately 6%); and

•other (approximately 26%).
_________________________

*    During 2009, “Personal Use” was discontinued as a use option.

**  During 2010, “Tuition or Other Education Expenses” was discontinued as a use option.

Potential Prosper borrower members typically state the use of funds in a short sentence or clause, such as “Consolidate my credit card debt and be rid of it.”

Loan listings and other borrower information available on our platform or in our sales and listing reports are statements made in connection with the purchase and sale of securities, and therefore subject to Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as the antifraud provisions of the Securities Act.  In general, Section 10b-5 and the antifraud provisions of the Securities Act provide the purchaser of securities with a right to bring a claim against the issuer for damages arising from any untrue statement of material fact or failure to state a material fact necessary to make any statements made by the issuer not misleading.  In this prospectus, we advise you of the limitations on the reliability of the information provided by Prosper borrowers with respect to borrower listings.  Accordingly, a court could determine that Prosper has advised you of all material facts regarding the information supplied by Prosper borrowers and your recourse in the event this information is false or misleading may be extremely limited under the securities laws because you have been so advised. Alternatively, the SEC or a court could determine that we have not advised you of all of the material facts regarding an investment in the Notes, which could give you the right to rescind your investment and obtain damages, and could subject us to civil fines or criminal penalties in addition to any such rescission rights or damages.

How to Bid to Purchase Notes

A bid on a listing is a lender member’s binding commitment to purchase a Note in the principal amount of the lender member’s bid, should the listing receive bids equaling or exceeding the amount required for the listing to fund.  Lender members bid the amount they are willing to commit to purchase a Note dependent for payment on payments we receive on the borrower loan described in the listing.

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

It is expected that a single borrower loan that gets funded will receive Note purchase commitments from many different lender members. For example, since our re-launch in July 2009 till December 31, 2011, the average aggregate loan size was approximately $5,867 and the average investment commitment per lender per loan was approximately $66.

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

Quick Invest

Our loan search tool, Quick Invest, allows lenders to identify Notes that meet their investment criteria. A lender using Quick Invest is asked to indicate (i) the Prosper Rating or Ratings she wishes to use as search criteria, (ii) the total amount she wishes to invest and (iii) the amount she wishes to invest per Note. If she wishes to search for Notes using criteria other than, or in addition to, Prosper Rating, she can use one or more of several dozen additional search criteria, such as loan amount, debt-to-income ratio and credit score.

Quick Invest then compiles a basket of Notes for the lender’s consideration that meet her search criteria.  If the pool of Notes that meet her criteria exceeds the total amount she wishes to invest, Quick Invest selects Notes from the pool based on how far the listings corresponding to the Notes have progressed through our loan verification process, i.e., Notes from the pool that correspond to listings for which we have completed our loan verification process will be selected first.  If the pool of Notes that meet the lender member’s criteria and for which we have completed loan verification still exceeds the amount she wishes to invest, Quick Invest selects Notes from that pool based on the principle of first in, first out, i.e.,  the Notes from the pool with the corresponding listings that were posted on our website earliest will be selected first. To the extent available Notes that meet the lender’s criteria are insufficient to fill her order, the lender is advised of this shortfall and given an opportunity either to reduce the size of her order or modify her search criteria to make her search more expansive.

If the lender’s search criteria included multiple Prosper Ratings, Quick Invest divides her basket into equal portions, one portion representing each Prosper Rating selected, and then attempt to fill each portion in the manner just described.  To the extent there are insufficient Notes available with a particular Prosper Rating to fill that portion of the lender’s basket, Quick Invest attempts to make up the deficit by including additional Notes with the other Prosper Ratings selected in equal proportions. To the extent available Notes with these other Prosper Ratings are still insufficient to fill the lender’s order, the lender is advised of this shortfall and given an opportunity either to reduce the size of her order or to modify her search criteria to make her search more expansive.

For example, if a lender using Quick Invest indicated that she wished to invest a total of $600 in Notes with a Prosper Rating of B, C or D, Quick Invest would first attempt to fill her order with equal portions of B, C and D Notes ($200 – B; $200 – C; $200 – D). If there were only $100 of D Notes available, the search tool would attempt to increase the allocation of B and C Notes from $200 to $250 ($250 – B; $250 – C; $100 – D).  If there were $250 of B Notes available but only $200 of C Notes available, the search tool would then attempt to make up the remaining gap by increasing the allocation of B Notes from $250 to $300 ($300 – B; $200 – C; $100 – D). But if there were only $275 worth of B Notes available, the lender would be given the choice of expanding her search criteria or reducing the total size of her order from $600 to $575.  If she elected to reduce the size of her order, her final order would consist of $575 of Notes: $275 of B Notes, $200 of C Notes and $100 of D Notes.

Our Auto Quick Invest feature allows lender members (i) to have Quick Invest searches run on their designated criteria automatically each time new listings are posted on our platform, and (ii) to place bids on any Notes identified by each such search. As with a lender making manual bids, a lender using Quick Invest is not permitted to place a bid unless the funds in her account are sufficient to cover the bid, and funds will only be debited from her account if and when her bid is successful.

We implemented Quick Invest in June 2011.  Prior to June 2011, our platform included an automated plan system.  This system allowed each lender member to create his or her own automated bidding plan.  By creating such a plan, a lender member could have bids placed automatically on her behalf on loan listings that met loan criteria selected by her.  In creating an automated bidding plan, the lender member could design these criteria herself, use a group of model criteria selected by Prosper, or customize one of those groups of model criteria as she saw fit.  Each automated bidding plan created by a member consisted of a group of loan criteria, such as maximum loan amount, Prosper Rating and employment status.  This group of criteria was divided into sub-groups, each of which we referred to as a “slice”.  The specific loans on which the member bid through her plan would be determined by the criteria in each of her plan slices.  If a loan listing was posted that satisfied all of the criteria in any of her plan slices, a bid would automatically be placed on the listing on her behalf.

Setting Interest Rates

We have an interest rate committee, consisting of our Chief Executive Officer, Chief Financial Officer, Executive Vice President, Acquisition and Risk Management, and General Counsel, which meets regularly to set interest rates for all borrower loans.  These rates are set forth in a rate table, which is posted on our website.  The table dictates the interest rate for all borrower loans, based on Prosper Rating, as well as additional factors, such as estimated loss rates, loan terms, group affiliations, competitive conditions and the general economic environment.  The yield percentage on each series of Notes is equal to the interest rate on the related borrower loan, minus Prosper’s servicing fee, currently set at 1%, which Prosper may extend in the future to an amount greater than 1% and less than or equal to 3%.

The interest rate committee meets on at least a monthly basis, but may meet more frequently as changes in market conditions and the general economic environment dictate.  At each meeting, the committee reviews the interest rate table and makes adjustments to the extent the committee deems necessary.  The factors besides Proper Rating that the committee takes into consideration in updating the table, as well as the weight the committee accords each such factor, may change from time to time.

Our current interest rates are posted on our website.  In addition, the interest rate for each loan listing, as well as the yield percentage for the corresponding Notes, is included in the listing report we file for that listing after it has been posted to our website for bidding.

Purchase of Notes by Prosper or Related Parties

From time to time, Prosper may bid of listings and hold any Notes it purchases as a result of such bidding for its own account. Any Prosper bid on a loan will be made public in the same manner in which bids by other bidders on a particular loan are made public.  In addition, loans upon which Prosper bids will be identified to other bidders through the use of a special symbol and a user profile that are intended to make it clear that Prosper is bidding on a particular loan request.

Prosper will bid on listings on its platform on the same terms and conditions and through the use of the same information that is made available to other potential lenders on the platform.  In some cases, Prosper’s bidding on a listing may cause the listing to fund, and in some cases, fund faster, than it would fund in the absence of Prosper’s bid.  The amount that Prosper may choose to bid on any particular listing may vary significantly and Prosper reserves the right to bid up to the entire amount of a given listing.

Some of our executive officers, directors and 5% shareholders have bid on and purchased loans originated through the platform from time to time in the past, and may purchase Notes in the future. As of December 31, 2011, these individuals had purchased $4,697,560 in loans.  The loans were obtained on the same terms and conditions as those obtained by other lenders. However, as certain of our executive officer and directors, by virtue of their duties as employees, have access to information not available to the general population of lender members, we have adopted the following procedures to prevent or detect the improper use of non-public information in bidding activities by such officers and directors:

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

Treatment of Lender Member Balances

In order to bid on listings, lender members must have sufficient funds in their funding account at Prosper. This is accomplished by having each lender member authorize an electronic transfer using the Automated Clearing House, or ACH, network from the lender member’s designated and verified bank account to the account we currently maintain at Wells Fargo Bank, N.A. “for the benefit of” our lender members. This so-called “FBO account” is a pooled account titled in our name “for the benefit of” our lender members.

Funds in the FBO account will always be maintained at an FDIC member financial institution. Our members have no direct relationship with Wells Fargo Bank, N.A. by virtue of participating on our platform as a borrower or lender member. We maintain and administer the FBO account. Under the FBO account, we maintain sub-accounts for each of our lender members on our platform to track and report funds committed by lender members to purchase Notes, as well as payments received from borrower members. These record-keeping sub-accounts are purely administrative and reflect balances and transactions concerning the funds in the FBO account. No Prosper monies are ever commingled with the assets of lender members in the FBO account.

The FBO account is FDIC-insured on a “pass through” basis to the individual lender members, subject to applicable limits. This means that each individual lender member’s balance is protected by FDIC insurance, up to the aggregate limits established by the FDIC. Other funds the lender member has on deposit with the same institution where the FBO account is maintained may count against the FDIC insurance limits for that member.

Funds of a lender member may stay in the FBO account indefinitely. Funds held in the FBO account do not earn interest. Such funds may include funds in the lender member’s sub-account never committed to the purchase of Notes or committed to the purchase of Notes for which the corresponding listing does not receive sufficient bids to fund, and may also include payments on Notes previously purchased. Upon request by the lender member, we will transfer lender member funds in the FBO account to the lender member’s designated and verified bank account by ACH transfer, provided such funds are not already committed to the future purchase of Notes.

Borrower Loan Funding and Purchases; Sale of Notes

Once the bidding period for a Prosper borrower listing ends, if the listing has received bids from lender members equal to or exceeding the minimum amount required to fund, we proceed with the funding of the corresponding borrower loan and with the sale of the Prosper Borrower Notes to the lender members bid on the listing.

Borrower members execute an electronic borrower registration agreement at the time they post a listing on the platform.  After expiration of the bidding period for the listing and satisfactory completion of our pre-funding verification process, the borrower executes an electronic promissory note in favor of WebBank in an amount equal to the total amount of winning bids.  WebBank then electronically endorses the promissory note to Prosper and sells and assigns the promissory note to Prosper without recourse to WebBank. The promissory note and the borrower registration agreement contain customary agreements and covenants requiring the borrower members to repay their borrower loans and describing the process of posting listings and obtaining loans through our platform.

WebBank funds all loans originated on the platform, and we disburse the loan proceeds on WebBank’s behalf to the borrower member who is receiving the borrower loan. Each borrower authorizes the loan proceeds to be disbursed by ACH transfer into the borrower’s designated bank account.

Borrowers pay an origination fee out of the proceeds of the borrower loan at the time of funding.  As of December 31, 2011 borrowers with a AA Prosper Rating pay an origination fee equal to 0.5% of the loan amount, borrowers with a Prosper Rating of A and B pay an origination fee equal to 3% of the loan amount, and borrowers with Prosper Ratings C through HR pay an origination fee equal to 4.5% of the loan amount.  The origination fees are charged by WebBank, and we receive payments from WebBank equal to the origination fees as compensation for our marketing and administrative activities with respect to the platform.

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

Description of Fee	Fee Amount	When Fee is Charged	Effect on Lender Member

Prosper Borrower Notes

Servicing fee
Annualized rate currently set at 1% of outstanding principal balance, but which Prosper may increase in the future up to  3%.  The servicing fee percentage is subject to change from time to time, is disclosed in all borrower listings and is posted in the Fees and Charges section of the Prosper website, but will not change during the course of the loan.
		The servicing fee is payable on all payments received on borrower loans, including, without limitation, partial payments made toward a borrower’s loan.	The servicing fee will reduce the effective yield below the interest rate on the borrower loan. This reduction is reflected in the lender yield percentage included in each listing.

Non-sufficient funds fee	$15, unless a lesser amount is required by applicable law.	First failed payment for each billing period.	Prosper retains 100% of the non-sufficient funds fees to cover its administrative expenses.

Late payment fee	Equal to greater of 5% of the unpaid installment amount or $15, unless a lesser amount is required by applicable law.	After 15-day grace period, Prosper assesses a late fee. The late payment fee is charged only once per payment period.	Any late payment fees Prosper receives are paid to the lender members subject to deductions for Collection Charges and Servicing Fees.

Collection Charges
Prosper’s current collection agencies charge collection fees from 17.0% to 30.0% of the amount recovered up to the “total amount delinquent” plus any legal fees incurred in the event legal action is taken to collect a loan.  The collection fees vary dependent upon the collection agency used.  This fee is posted in the Fees and Charges section of the Prosper website.

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

We are not a registered national securities exchange, securities information processor, clearing agency, broker, dealer or investment adviser.  All securities services relating to the Note Trader platform are provided by FOLIOfn Investments, Inc.  Neither Prosper nor FOLIO will make any recommendations with respect to transactions on the Note Trader platform.  There is no assurance that subscribers will be able to establish a brokerage relationship with FOLIO.  Furthermore, we cannot assure subscribers that they will be able to sell Notes they offer for sale through the Note Trader platform at the offered price or any other price nor can we offer any assurance that the Note Trader platform will continue to be available to subscribers.

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

Lender Members Eligible to Bid on Note Listings.  Lender members must first establish a brokerage relationship with FOLIOfn Investments, Inc. before using the Note Trader platform.  To open an account, FOLIOfn Investments, Inc. may require lender members to confirm that they satisfy certain minimum financial suitability standards and maximum investment limits, if any, that may be imposed by the state in which the lender member resides.  If the lender member does not satisfy these suitability requirements he or she will not be able to participate on the Note Trader platform.

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

Note listings will include a link to the original listing (including the listing title, description, credit data, recommendations and original bidding history) for the borrower loan that corresponds to the Note being offered for sale.  Although Note listings will be displayed publicly on the Note Trader platform, the borrower’s payment history and corresponding listings will be viewable only by registered subscribers.

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

Proxy Bidding.  The Note Trader platform employs an automated proxy bidding system that enables bidding subscribers to place a bid higher than the then current minimum bid, and have bids continually applied against a Note listing, up to a specified maximum bid amount.  The maximum bid amount is hidden from view until competing bids push the current sale price higher than the bidder’s maximum bid.

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

Unique Regulatory Structure:  Prosper has successfully registered its continuous public offering of Notes, which allows it to create micro securities backed by consumer loans.  This registration process was expensive and time consuming to achieve and is not easily duplicated by competitors;

Management Team:  Prosper has a management team with experience in a broad set of areas that are essential to the operation of a P2P business.  These areas include but are not limited to risk management, fraud detection, loan servicing operations, technology development, data management, financial controls, securities regulation, compliance, customer management and website development;

Open access:  We allow individuals with a wide range of credit characteristics to apply for loans, and enable them to leverage their social capital and receive loans through commitments from the lender community at large; and

Transparency and data availability:  By making all site transactions visible to our customers and available electronically for analysis, we allow our customers to better understand our marketplace and make better decisions about their activity.

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

Available Information

       Our website is located at www.prosper.com. The following filings are available on our website after we file them with the SEC: Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. These filings are also available for download free of charge on our website.  Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public at the SEC’s Internet site at http://www.sec.gov.

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

From time to time, we may conduct special promotions to increase the participation of existing members on our platform or to attract new members.  These promotions could include offering special incentives for registering as a lender or a borrower, posting a loan listing, moving money onto our platform, placing bids on loan listings or successfully bidding on a loan listing.  The incentives could include cash bonuses or rebates or fee discounts or waivers. These promotions may be offered to all customers for all products or could be restricted to particular products or types of customers.  For example, we could conduct a special promotion to attract customers who come to our site through a marketing partnership we have with another company.

For the years ended December 31, 2011, we spent approximately $2.0 million and $634.9 thousand, respectively, on marketing.

Technology

Our system hardware is located in a hosting facility located in San Francisco, California, owned and operated by Rincon 365 Borrower, LLC under an agreement that expires in August 2014.  Generally, unless either party delivers a termination notice the agreement is automatically renewable for three year terms.  The facility provides around-the-clock security personnel, video surveillance and biometric access screening and is serviced by onsite electrical generators, fire detection and suppression systems.  The facility has multiple interconnects to the Internet, and we use Internap Network Services Corporation as our Internet service provider.  We also maintain off-site backups at a secure, Tier 1 data center in Las Vegas, Nevada. We back up all customer data daily and replicate this data offsite via an encrypted connection.

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

Fraud detection

We consider fraud detection to be of utmost importance to the successful operation of our business.  We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud.  We employ techniques such as knowledge based authentication, or KBA, out-of-band authentication and notification, behavioral analytics and digital fingerprinting to prevent identity fraud.  We use services from third-party vendors for user identification, credit checks and for checking customer names against the list of Specially Designated Nationals maintained by the Office of Foreign Assets Control (OFAC).  In addition, we use specialized third-party software to augment our identity fraud detection systems.  In addition to our identity fraud detection system, we have a dedicated team which conducts additional investigations of cases flagged for high fraud risk.  See “About Prosper—Borrower Identity and Financial Information Verification” for more information.  We also enable our lender members to report suspicious activity to us, which we may then decide to evaluate further.

Engineering

We have made substantial investment in software and website development and we expect to continue or increase the level of this investment as part of our strategy to continually improve our platform.  In addition to developing new products and maintaining an active online deployment, the engineering department also performs technical competitive analysis as well as systematic product usability testing.  As of December 31, 2011, our engineering team consisted of seven developers, one quality assurance manager, four quality assurance contractors, two senior database administrators, one Vice President of Business Technology & Services, two network engineers, two senior business analysts, one business intelligence analyst, two product managers, one project manager, one Director of Development and the Executive Vice President of Technology and Operations.

Competition

The market for peer-to-peer lending is competitive and rapidly evolving.  We believe the following are the principal competitive factors in the peer-to-peer lending market:

•fee structure;

•website attractiveness;

•member experience, including borrower loan funding rates and lender returns;

•acceptance as a social network;

•branding; and

•ease of use.

Our primary competitors are major credit card companies such as JPMorgan Chase Bank, Bank of America, Citibank, other commercial banks, savings banks and consumer finance companies.  We also face competition from other peer-to-peer platforms such as Lending Club.

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

Employees

As of December 31, 2011, we employed 58 full-time employees.  Of these employees:

·21 were in network and engineering;

·12 were in customer services and operations, which includes the employees who conduct our collection activities;

·9 were in legal and finance;

·8 were in marketing and risk;

·6 were in institutional sales; and

·2 were in general and administrative.

None of our employees are represented by labor unions.  We have not experienced any work stoppages and believe that our relations with our employees are good.

Facilities

Our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, is located in San Francisco, California, where we lease workstations and conference rooms.  Prosper leases its corporate office and co-location facility under non-cancelable operating leases that expire in July 2013 and August 2014, respectively. Prosper’s corporate office lease has the option to renew for an additional two years.  We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Legal Proceedings

From inception through October 16, 2008, the Company sold approximately $178.1 million of loans to lender members through the old platform structure, whereby the Company assigned promissory notes directly to lender members. The Company did not register the offer and sale of the promissory notes corresponding to these loans under the Securities Act or under the registration or qualification provisions of any state securities laws. Prosper believes that the question of whether or not the operation of the platform during this period constituted an offer or sale of “securities” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the platform during this period were viewed as a securities offering, the Company would have failed to comply with the registration and qualification requirements of federal and state laws and lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation, although the statute of limitations period under various state laws may be for a longer period of time.

The Company’s decision to restructure the platform and cease sales of promissory notes offered through the platform effective October 16, 2008 limited this contingent liability to the period covering its activities prior to October 16, 2008.

On April 21, 2009, the Company and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between the Company and the states in which the Company offered loan notes for sale prior to November 2008. The consent order involves payment by the Company of up to an aggregate of $1.0 million in penalties, which have been allocated among the states based on the Company’s loan sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1.0 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of the Company’s note sale activities prior to November 2008.  Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order.  However, no state is obliged to do so, and there is no deadline by which a state must make its decision. The Company is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against the Company, subject to any applicable statute of limitations. As of December 31, 2011, the Company has entered into consent orders with 33 states and has paid an aggregate of $436,717 in penalties to those states.

As of December 31, 2011 and 2010, the Company had accrued approximately $277,000 and $284,000, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state, using the Company’s note sales from inception through November 2008. A weighting was then applied to each state that has not entered into a consent order, assigning a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, the Company considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against the Company; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known.

On November 26, 2008, plaintiffs, Christian Hellum, William Barnwell and David Booth, individually and on behalf of all other plaintiffs similarly situated, filed a class action lawsuit against the Company and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California.  The suit was brought on behalf of all loan note purchasers on the platform from January 1, 2006 through October 14, 2008.  The lawsuit alleges that the Company offered and sold unqualified and unregistered securities in violation of the California and federal securities laws.  The lawsuit seeks class certification, damages and the right of rescission against the Company and the other named defendants, as well as treble damages against the Company and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest.

On February 25, 2011, the plaintiffs filed a Third Amended Complaint, which removed David Booth as a plaintiff and added Brian Russom and Michael Del Greco as plaintiffs.  The new plaintiffs are representing the same putative class and prosecuting the same claims as the previously named plaintiffs. On January 26, 2012, the court issued a tentative ruling granting the plaintiffs’ motion for class certification.

The Company’s insurance carrier with respect to the class action lawsuit, Greenwich Insurance Company (“Greenwich”), denied coverage.  On August 21, 2009, the Company filed suit against Greenwich in the Superior Court of California, County of San Francisco, California.  The lawsuit sought a declaration that the Company was entitled to coverage under its policy with Greenwich for losses arising out of the class action lawsuit as well as damages and the award of attorneys’ fees and pre- and post-judgment interest.

On January 26, 2011, the court issued a final statement of decision finding that Greenwich has a duty to defend the class action lawsuit, and requiring that Greenwich pay the Company's past and future defense costs in the class action suit up to $2 million.  Greenwich subsequently made payments to the Company in the amount of $2 million to reimburse the Company for the defense costs it had incurred in the class action suit.  As a result, Greenwich has now satisfied its obligations with respect to the Company’s defense costs for the Hellum suit, with the exception of $142,584 in pre-judgment interest that Greenwich will be required to pay to the Company when a final judgment has been entered in the suit and all appeals have been exhausted.

On July 1, 2011, the Company and Greenwich entered into a Stipulated Order of Judgment pursuant to which the Company agreed to dismiss its remaining claims against Greenwich.  On August 12, 2011, Greenwich filed a notice of appeal of the court's decision regarding Greenwich’s duty to defend up to $2 million.

The Company intends to vigorously defend the class action lawsuit.  The Company cannot, however, presently determine or estimate the final outcome of the lawsuit, and there can be no assurance that it will be finally resolved in the Company’s favor.  If the class action lawsuit is not resolved in the Company’s favor, the Company might be obliged to pay damages, and might be subject to such equitable relief as a court may determine.   Accordingly, the Company has not recorded an accrued loss contingency in connection with its sale of notes through the platform prior to November 2008. Accounting for loss contingencies involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements.

As of December 31, 2011, the lawsuits are in their preliminary stages and their probable outcomes cannot presently be determined, nor can the amount of damages or other costs that might be borne by Prosper be estimated.

Prior Operation of Our Platform

Our Prior Operating Structure

From the launch of our platform in February 2006 until October 16, 2008, the operation of our platform differed from the structure described in this annual report, and we did not offer Notes.  Instead, our platform allowed lender members to purchase, and take assignment of, borrower loans directly.  Borrower loans resulting from listings posted prior to April 15, 2008 were made by Prosper; loans resulting from listings posted on or after April 15, 2008 were made by WebBank and then sold and assigned to Prosper. In each case, Prosper then sold and assigned such loans to the lender members who were winning bidders for the loans.  Under this structure, a borrower executed a separate promissory note for each winning bid that was placed on the borrower’s listing in the amount of that bid, which note was then sold and assigned by Prosper to the lender member who made the bid, subject to Prosper’s right to service the loans.  In addition, the Prosper Rating system did not exist during this period. Instead, we assigned one of seven letter credit grades to listings based on the borrower’s credit score.

In October 2008, due to legal uncertainties relating to the sales of notes offered through this prior platform structure, and as a result of discussions with the SEC and various state securities regulators, we decided to suspend note sales and restructure our platform.  Shortly after that, we filed a registration statement with the SEC to cover our sale of loan notes under a revised platform structure, which is the structure that is still in pace today.

From October 16, 2008 until July 13, 2009, we did not offer lender members the opportunity to purchase notes on our platform and we did not accept new lender registrations.  We continued to service all previously-funded borrower loans, and lender members had the ability to access their accounts, monitor their borrower loans and withdraw available funds.  During this period, borrowers could still request loans, but those loan requests were forwarded to companies that had a pre-existing relationship with Prosper that could make or facilitate a loan to the borrower.

For a brief period between April 28, 2009 and May 8, 2009, our wholly owned subsidiary Prosper Loans Marketplace, Inc. (which has subsequently been dissolved) conducted an intrastate offering under Section 3(a)(11) of the Securities Act to California residents only.  We originated thirteen loans in connection with this offering, but did not sell any of the related notes.  Prior to our sale of these notes, the SEC expressed concerns that the offering might violate provisions of the Securities Act.  Upon learning of these concerns, we terminated the offering and informed the winning bidders on the thirteen loans that were made that the notes could not be sold to them. Our termination of these notes sales was based on our representation and warranty in the lender registration agreement that we had complied in all material respects with applicable law in connection with the offer and sale of all notes.

The SEC declared our registration statement effective on July 10, 2009 and we commenced our offering of notes on July 13, 2009.  Our historical financial results and much of the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the structure of our lending platform and our operations prior to July 13, 2009.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report.

Securities Law Compliance

From our commencement of operations in February 2006 through October 16, 2008, we sold approximately $179.1 million of loans to our lender members through an operating structure that involved our sale and assignment of promissory notes directly to lender members.  We did not register the offer and sale of these promissory notes under the Securities Act or under the registration or qualification provisions of any state securities laws.  In our view, analyzing whether or not the operation of our platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain.  If the sales of promissory notes offered through our platform were viewed as a securities offering, we may have failed to comply with the registration and qualification requirements of federal and state law and our lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest.  Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation, although the statute of limitations period under various state laws may be for a longer period of time.  Due to the legal uncertainty regarding the sales of promissory notes offered through our platform under our prior operating structure, and as a result of discussions with the SEC and various state securities law administrators, we decided to restructure our operations to resolve such uncertainty.  We began our implementation of this decision on October 16, 2008, when we ceased offering lender members the opportunity to make loan purchases on our platform, ceased accepting new lender member registrations and ceased allowing new loan purchase commitments from existing lender members.  Furthermore, pursuant to this decision, we filed a prospectus, and registration statement of which it formed a part, with the SEC, in which we described the restructuring of our operations and our new operating structure.  We resumed transactions with lender members starting July 13, 2009.  Our decision to restructure our operations and cease sales of promissory notes offered through our platform effective October 16, 2008 limited this contingent liability, under federal law, so that it only related to the period from February 2006 until October 16, 2008.  We have, however, accrued approximately $277,000 as of December 31, 2011 in connection with the $1 million contingent liability arising from the settlement term sheet we entered into with NASAA on November 26, 2008 in accordance with ASC Topic 450.  See “—Legal Proceedings” for more information.  As of December 31, 2010, the Company has entered into 32 consent order agreements pursuant to the NASAA settlement term sheet and has paid an aggregate of $436,717 in penalties.

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

Servicemembers Civil Relief Act.  The federal Servicemembers Civil Relief Act (SCRA) allows military members to suspend or postpone certain civil obligations so that military members can devote their full attention to military duties.  In accordance with the SCRA, Prosper must adjust the interest rate of borrowers on active duty and other military personnel who qualify for and request relief.  If a borrower with an outstanding borrower loan is called to active military duty, Prosper will reduce the interest rate on the borrower loan to 6% for the duration of the borrower’s active duty.  During this period, the holders of the corresponding Notes will not receive the difference between 6% and the interest rate on the Notes.  For borrowers to obtain an interest rate reduction on a borrower loan due to military service, we require the borrowers to send us a written request and a copy of the borrower’s mobilization orders.  We do not take military service into account in assigning Prosper Ratings to borrowers’ listings.

Other Lending Regulations.  We are subject to and seek to comply with other state and federal laws and regulations applicable to consumer lending, including additional requirements relating to loan disclosure, credit discrimination, credit reporting, debt collection and unfair, deceptive or abusive business acts and practices.  These laws and regulations may be enforced by state consumer credit regulatory agencies, state attorneys general, the Federal Trade Commission, and private litigants, among others.  Given our novel business model and the subjective nature of some of these laws and regulations, particularly laws regulating unfair or deceptive business practices, we may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements.

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

State Securities Laws. We are subject to the securities laws of each state in which our registration or qualification to offer and sell the Notes has been approved.  Certain of these state laws require us to renew our registration or qualification on an annual basis.  In August 2010 and October 2011, we were inadvertently late in filing applications to renew our registrations or qualifications in several states.  We agreed to pay the following penalties in connection with the late filings: (i) $300 to the State of Washington; (ii) $25,000 to the State of California; (iii) $5,000 to the State of Connecticut; (iv) $500 to the State of Illinois; and (v) $5,000 to the State of Maine.  We may be subject to additional penalties from the State of Connecticut in connection with our late renewal filing there in October 2011.  In addition, the Florida Office of Financial Regulation required us to make a rescission offer to any Florida resident who purchased a Note from us during the period in which we inadvertently allowed our registration in Florida to expire.  We made this rescission offer on February 4, 2011.  The offer expired on March 6, 2011, and on March 20, 2011, we repurchased $21,900 of Notes from persons who accepted the rescission offer.

States We Currently Operate In

Our platform operates online only and is available to Prosper borrower members in all states except Iowa, Maine and North Dakota.  Prosper is available to lender members in the following states and jurisdictions: Alaska, California, Colorado, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Louisiana, Maine, Minnesota, Missouri, Mississippi, Montana, Nevada, New Hampshire, New York, Oregon, Rhode Island, South Carolina, South Dakota, Utah, Virginia, Washington, Washington, D.C., Wisconsin and Wyoming, subject to state suitability requirements.

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

We will only make payments pro rata on a series of Notes after we receive a borrower’s payment on the corresponding borrower loan, net of our servicing fees.  We will not pay lender members any non-sufficient funds fees or collection fees a third-party collection agency charge.  Under the terms of the Notes, if we do not receive payments on the corresponding borrower loan, you will not receive any payments on your Note.

Information supplied by borrowers may be inaccurate or intentionally false. Information regarding income and employment is not verified in the majority of cases.

Borrower members supply a variety of information regarding the purpose of the loan, income, occupation, and employment status that is included in the borrower loan listings on our website.  We do not verify the majority of this information, and this information may be inaccurate or intentionally false.  Prosper borrowers may misrepresent their intentions for the use of borrower loan proceeds.  Prosper and WebBank do not verify any statements by Prosper borrowers as to how loan proceeds are to be used and do not confirm after loan funding how loan proceeds were used.  All listings are posted on our platform without our verifying the information provided by the borrower member, including the borrower’s stated income, employment status or occupation that appears in the listing.  Lender members should not rely on borrower’s self-reported information such as income, employment status, or occupation in making investment decisions.  In the cases in which we select Prosper borrower members for income and employment verification, the verification is normally done after the listing has been created but prior to the time the borrower loan is funded.  From the period from July 14, 2009 to December 31, 2011 we verified employment and/or income on approximately 47% of the loans originated through our platform on a unit basis (8,904 out of 19,059) and approximately 67% of originations on a dollar basis ($75,308,364 out of $113,074,405).  These listings were selected based on a combination of factors including amount of loan requested, Prosper Rating, debt-to-income ratio and stated income.  Listings do not disclose the identity of borrowers, and lender members have no ability to obtain or verify borrower information either before or after they purchase a Note.   If you rely on false, misleading or unverified information supplied by borrowers in deciding to purchase Notes, you may lose part or all of the purchase price you pay for a Note. See “About Prosper—Borrower Identity and Financial Information Verification” for more information.

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

From November 2005 through July 12, 2009, we facilitated 29,013 borrower loans with an average original principal amount of $6,174 and an aggregate original principal amount of $179,137,624.  As of December 31, 2011, 4 loans were current, 18,284 loans  or 63.0% of the loans were paid in full or had reached maturity, no loans were 1 to 30 days past due, 12 loans were more than 30 days past due, and 10,713 loans or 36.9% of the loans had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.  Of the 29,013 borrower loans facilitated between November 2005 and July 12, 2009, 13,347 loans, or 46%, have been greater than 15 days past due at any time, 12,325 loans, or 43%, have been more than 30 days past due at any time, and 11,682 loans, or 40%, have been more than 60 days past due at any time. We repurchased notes with an aggregate origination principal amount of $577,402 (0.3% of total), due to identification theft or operational issues.

Of the loans originated prior to July 13, 2009, 10,713 had defaulted as of December 31, 2011, equaling a total net defaulted amount of $46,710,405.  Of these 10,713 defaulted loans, the borrowers of 1,177 of the loans have filed for bankruptcy, resulting in a net defaulted amount of $5,597,431.

From July 13, 2009 through December 31, 2011, Prosper facilitated 18,913 borrower loans with an average original principal amount of $5,867 and an aggregate original principal amount of $110,962,794.  As of December 31, 2011, 75.6% of these borrower loans were current or had not reached their first billing cycle and 15.9% were paid in full, 1.9% were 1 to 30 days past due, 2.3% were more than 30 days past due, and 4.3% had defaulted.  A borrower loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.  Of these 18,913 borrower loans, 1,811 loans, or 10%, have been greater than 15 days past due at any time, 1,356 loans, or 7%, have been more than 30 days past due at any time, and 1,147 loans, or 6%, have been more than 60 days past due at any time.

Of loans originated after July 13, 2009, 812 have defaulted as of December 31, 2011, equaling a total net defaulted amount of $2,955,469.  Of these 812 defaulted loans, the borrowers of 83 of the loans have filed for bankruptcy, resulting in a net defaulted amount of $273,800.

There can be no assurance that such historical loss rates will be indicative of future loss rates or the likelihood of the delinquency or default by a borrower under a borrower loan upon which a series of Notes is dependent for payment. See “About Prosper—Historical Performance of Prosper Borrower Loans” for more information.

There is no maximum debt-to-income ratio for applicants.

There is no maximum debt-to-income ratio (or “DTI”) for applicants who post listings on our platform.  DTI is a measurement of the borrower’s ability to take on additional debt.  Because there is no maximum DTI for applicants, borrower loans may have a higher risk of default than would otherwise be the case if there were a maximum DTI.

The credit information of a borrower member may be inaccurate or may not accurately reflect the borrower’s creditworthiness, which may cause you to lose all or part of the price you paid for a Note.

We obtain borrower credit information from consumer reporting agencies, and assign a Prosper Rating to a listing based in part on the borrower’s credit score.  A credit score that forms a part of the Prosper Rating assigned to a borrower listing may not reflect that borrower’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data.  Similarly, the borrower credit data displayed in a listing may be based on outdated, incomplete or inaccurate consumer reporting data.  We do not verify the information obtained from the borrower’s credit report.   Moreover, lender members do not, and will not, have access to financial statements of borrower members or to other detailed financial information about borrower members.  In addition, we do not retrieve a subsequent consumer report and credit score for a borrower member until the previous consumer report is more than 30 days old.  Therefore, there is a risk that a borrower may have become delinquent in a payment, defaulted on a debt obligation, taken on more personal debt, or sustained other adverse financial events after the date the last consumer report was retrieved, and the Prosper Rating assigned to the borrower may not accurately reflect the borrower’s actual current creditworthiness.

Although the letter grades assigned to listings prior to July 2009 used the same seven letters as the Prosper Rating system, letter grades and Prosper Ratings are different, and you should not consider the performance of  pre-July 2009 borrower loans with a particular letter grade to be indicative of how  borrower loans with the same letter as a Prosper Rating will perform.

We implemented a new credit rating system on July 13, 2009.  Each listing is now assigned a Prosper Rating that indicates the level of risk associated with the listing and corresponds to an estimated average annualized loss rate range for the listing.  The Prosper Rating is derived from two scores:  a consumer reporting agency score and the Prosper Score, an in-house custom score calculated using the historical performance of previous borrower loans with similar characteristics.  Prior to July 13, 2009, credit grades were assigned to listings based solely on the applicant’s credit score.  Although the seven letters used to represent the Prosper Rating were previously used to indicate credit grade, the two systems are not comparable as they are computed in a different manner and represent a different risk profile.  Moreover, we adopted the new Prosper Rating system, in part, due to variations in loss rates among borrowers with the same credit grade due to other variations in borrower credit characteristics.  Accordingly, you should not consider the performance history of pre-July 2009 borrower loans with a particular letter grade to be indicative of how a borrower loan with a Prosper Rating that uses the same letter will perform.

The Prosper Rating may not accurately set forth the risks of investing in the Notes and no assurances can be provided that actual loss rates for the Notes will come within the expected loss rates indicated by the Prosper Rating.

We will  indemnify a Note holder or repurchase a Note if we include the wrong Prosper Score in a listing or calculate the Prosper Score for a listing incorrectly.  We will not, however, have any indemnity or repurchase obligation as a result of any other inaccuracy with respect to a listing’s Prosper Score or Prosper Rating.  For example, the Prosper Rating for a listing could be inaccurate because the applicant’s credit report contained incorrect information.  A Prosper Rating is not a recommendation by us to buy, sell or hold a Note.  In addition, no assurances can be provided that actual loss rates for the Notes will fall within the expected loss rates indicated by the Prosper Rating.

Some borrowers may use our platform to defraud lender members, which could adversely affect your ability to recoup your investment.

We use identity and fraud checks with external databases to authenticate each borrower member’s identity.  Although we use diligent efforts in this regard, there is a risk that our fraud checks could fail and fraud may occur.  In addition, borrower members may misrepresent their intentions regarding the purpose of the borrower loan or other information contained in borrower listings, and we do not verify the majority of this information.  While we will repurchase Notes in limited circumstances (e.g., a material default on the borrower loan resulting from verifiable identity theft or failure of the  borrower loan to materially comply at origination with applicable federal and state law), we are not obligated to repurchase a Note from you if your investment is not realized in whole or in part due to fraud (other than verifiable identity theft) in connection with a borrower listing, or due to false or inaccurate statements or omissions of fact in a borrower’s listing, whether in credit data, a borrower member’s representations, user recommendations, group affiliations or similar indicia of borrower intent and ability to repay the borrower loan.  If we repurchase a Note, the repurchase price will be equal to the Note’s outstanding principal balance and will not include accrued interest.  See “About Prosper—Prosper’s Note Repurchase and Indemnification Obligations” for more information.

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

We do not have significant historical performance data about borrower performance on the borrower loans.  Loss rates on the borrower loans may increase and prior to investing you should consider the risk of non-payment and default.

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

If a borrower fails to make a required payment on a borrower loan within 30 days of the due date, we will pursue reasonable collection efforts in respect of the borrower loan.  Referral of a delinquent borrower loan to a collection agency within five (5) business days after it becomes thirty days past due will be considered reasonable collection efforts.  From our inception in November 2005 through July 12, 2009, we facilitated 29,013 borrower loans.  With respect to these 29,013 loans, as of December 31, 2011:

•	No loans were 1 to 30 days late and 46% had been more than 15 days past due on at least one occasion; and

•	12 loans were more than 30 days late and 43% had been more than 30 days past due on at least one occasion.

From July 13, 2009 to December 31, 2011, we facilitated 18,913 borrower loans.  As of December 31, 2011, we have not repurchased any of these loans due to identity theft or operational issues. With respect to these 18,913 loans, as of Deember 31, 2011:

•	1.9% were 1 to 30 days late and 10% had been more than 15 days past due on at least one occasion; and

•	2.3% were more than 30 days late and 7% had been more than 30 days past due on at least one occasion.

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

To the extent borrowers incur other indebtedness that is secured, such as mortgage, home equity or auto loans, the ability of the secured creditors to exercise remedies against the assets of the borrower may impair the borrower’s ability to repay the borrower loan on which your Note is dependent for payment.  Borrower members may also choose to repay obligations under secured indebtedness before repaying borrower loans originated through our platform because there is no collateral securing these borrower loans.  A lender member will not be notified if a borrower incurs additional debt after the date a loan listing is posted.

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

Peer-to-peer lending is a new lending method and our platform has a limited operating history.  Borrowers may not view or treat their obligations to Prosper as having the same significance as loans from traditional lending sources, such as bank loans.

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

Our platform may fail to comply with applicable law, which could limit our ability to collect on borrower loans.

Borrower loans are subject to federal and state consumer protection laws.  Our platform may not always have been and may not always be in compliance with these laws.  Failure to comply with the laws and regulatory requirements applicable to the platform may, among other things, limit our ability or the ability of a collection agency to collect all or part of the principal of or interest on borrower loans.  See “Government Regulation—Regulation and Consumer Protection Laws” for more information.

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

We are not obligated to repurchase any Notes except in limited circumstances.

We are not obligated to repurchase any Note except in limited circumstances, including (1) a material default occurring on a Note as a result of verifiable identity theft, (2) a  borrower loan materially failing to comply with applicable federal and state law at origination, (3) our including the wrong Prosper Score in a listing, or (4) our miscalculating the Prosper Score of a listing.  Any of these occurrences would constitute a breach of our representations and warranties under our lender registration agreement.  This agreement provides that, in the event of any such breach that materially and adversely affects a lender member’s interest in a Note, we must either cure the breach, repurchase the Note, or indemnify and hold the lender member harmless against losses resulting from the breach.

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

We we may not set appropriate interest rates for borrower loan.

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

You should be aware that our ability to pay principal and interest on a Note may be affected by our ability, for U.S. federal income tax purposes, to match the timing of income we receive from a corresponding loan that we hold and the timing of deductions that we may be entitled to in respect of payments made on the Notes that we issue.  For example, if the Notes, are treated as contingent payment debt instruments for U.S. federal income tax purposes, but the corresponding borrower loans are not, there could be a potential mismatch in the timing of our income and deductions for U.S. federal income tax purposes, which could affect our ability to make payments on the Notes.

Participation in the funding of loans could be viewed as creating a conflict of interest.

As is the practice with other peer-to peer lending companies, including our competitor, LendingClub, from time to time, Prosper may fund portions of qualified loan requests on its platform and hold any Notes it purchases as a result of such funding for its own account.  Even though Prosper will participate in loans on its platform under the same terms and conditions and through the use of the same information that is made available to other potential lenders on the platform, Prosper’s funding of a loan may be perceived as involving a conflict of interest.  For example, Prosper’s funding of a loan may cause the loan to fund, and in some cases, fund faster, than it would fund in the absence of Prosper’s participation, which could benefit Prosper to the extent that it ensures that Prosper generates the revenue associated with the loan.

Risks Related to Prosper, Our Platform and Our Ability to Service the Notes

We face a contingent liability for securities law violations in respect of loans sold to our lender members from inception until October 16, 2008.  This contingent liability may impair our ability to operate our platform and service the borrower loans that correspond to your Notes.

Loans sold to lender members through our platform from our inception until October 16, 2008 may be viewed as involving an offering of securities that was not registered or qualified under federal or state securities laws.  To date, the following litigation or regulatory actions have resulted from our prior operations.

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

•
On April 21, 2009, the Parent Company and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between the Parent Company and the states in which the Parent Company offered notes for sale prior to November 2008. The consent order involves payment by the Company of up to an aggregate of $1.0 million in penalties, which have been allocated among the states based on Prosper’s loan sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of Prosper’s note sale activities prior to November 2008.  Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order.  However, no state is obliged to do so, and there is no deadline by which  a state must make its decision. Prosper is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free pursue its own remedies against the Company, subject to any applicable statute of limitations. As of December 31, 2011, the Company had entered into consent orders with 33 states and has paid an aggregate of $436,717 in penalties to those states.

As of December 31, 2011 and December 31, 2010, the Company had accrued approximately $277,000 and $284,000, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state using the Company’s originations from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order to assign a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, we considered factors such as the standard terms of the consent order; whether the state ever gave any indication of concern regarding the sale of  promissory notes through our prior platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against the Company; whether the penalty is sufficient to compensate a state for the cost of processing the consent order; and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known. .

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

On February 25, 2011, the plaintiffs filed a Third Amended Complaint, which removed David Booth as a plaintiff and added Brian Russom and Michael Del Greco as plaintiffs.  The new plaintiffs are representing the same putative class and prosecuting the same claims as the previously named plaintiffs.  On January 26, 2012, the court issued a tentative ruling granting the plaintiffs’ motion for class certification.
Prosper’s insurance carrier with respect to the class action lawsuit, Greenwich Insurance Company (“Greenwich”), denied coverage.  On August 21, 2009, Prosper filed suit against Greenwich in the Superior Court of California, County of San Francisco, California.  The lawsuit sought a declaration that Prosper was entitled to coverage under its policy with Greenwich for losses arising out of the class action lawsuit as well as damages and the award of attorneys’ fees and pre-judgment and post-judgment interest.

On January 26, 2011, the court issued a final statement of decision finding that Greenwich had a duty to defend the class action lawsuit, and requiring that Greenwich pay the Company's past and future defense costs in the class action suit up to $2 million.  Greenwich subsequently made payments to the Company in the amount of $2 million to reimburse the Company for the defense costs it had incurred in the class action suit.  As a result, Greenwich has now satisfied its obligations with respect to the Company’s defense costs for the Hellum suit, with the exception of $142,584 in pre-judgment interest that Greenwich will be required to pay to the Company when a final judgment has been entered in the suit and all appeals have been exhausted.

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

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through at least the end of 2012.

Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses for a number of years as we grow our business.  For the year ended December 31, 2011 and 2010 we had negative cash flows from operations of $9.8 million and $9.7 million, respectively.  Additionally, since our inception through December 31, 2011, we have an accumulated deficit of $60.8 million.

We have financed our operations to date primarily with proceeds from the sale of equity securities.  At December 31, 2011, we had approximately $19.2 million in unrestricted cash and cash equivalents.  We are dependent upon raising additional capital or debt financing to fund our current operating plan.  Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern.   We can provide no assurances as to the availability or terms upon which the required financing and capital might be available.

You should rely only on statements made in our current prospectus in determining whether to purchase Notes and not on any statements or information contained in two articles from April 2009 discussing Prosper and the operation of its platform.

       Information about Prosper was published in an April 28, 2009 article in The Wall Street Journal entitled “Relaunched:  Prosper has Opened Its Market to Financial Institutions” and an August 28, 2009 article in BusinessWeek entitled “Peer-to-Peer Lending for Banks, Too?”  The articles discussed the anticipated re-launch of our platform by our wholly owned subsidiary, Prosper Loans Marketplace, Inc., or “Prosper CA,” pursuant to an exemption from the registration requirements provided by Section 3(a)(11) of the Securities Act.  The offering of borrower payment dependent notes was limited solely to lenders residing in California. Prosper ceased offering notes pursuant to this exemption on May 8, 2009 and no notes were sold to lender members pursuant to this offering.  The articles principally focused on the offering of borrower payment dependent notes, which were dependent for payment on pre-existing loans listed by financial institutions registered with Prosper.  Prosper is not offering notes dependent for payment on payments we receive on pre-existing loans listing by financial institutions in our current prospectus.  The articles also discussed historical rates of return and default risks that are not included in our current prospectus, and did not disclose many of the related risks and uncertainties described in our current prospectus. As a result, you should not rely on the information contained in these articles and only on the information contained in our current prospectus in making your investment decision.  You should carefully evaluate all of the information in our current prospectus, including the risks described in the Risk Factors section and throughout the rest of the prospectus.  Our current prospectus can be found on our web site at www.prosper.com/prospectus.

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

In a bankruptcy or similar proceeding of Prosper, the holder of a Note may be delayed or prevented from enforcing Prosper’s repurchase obligations.  In a bankruptcy or similar proceeding of Prosper, any right of a holder of a Note to require Prosper to repurchase the Note under the circumstances set forth in the lender registration agreement may be delayed or may not be specifically enforced, and such holder’s claim for such repurchase may be treated less favorably than a general unsecured obligation of Prosper.

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

Our future depends, in part, on our ability to attract and retain key personnel.  Our future also depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace.   The loss of the services of any of our  executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

Borrower loan requests take the form of an application to WebBank, which currently makes all loans to our borrower members who request loans through our platform, and allows our platform to be available to borrowers on a uniform basis throughout the United States.  If our relationship with WebBank were to end or if WebBank were to cease operations, we may need to rely on individual state lending licenses to originate borrower loans directly.  Because we do not currently possess state lending licenses in every U.S. state, we might be forced to limit the rates of interest charged on borrower loans in some states and might not be able to originate loans in some states altogether.  We also may face increased costs and compliance burdens if our agreement with WebBank is terminated.

Several lawsuits have sought to recharacterize certain loan marketers and other originators as lenders.  If litigation or a regulatory enforcement action on similar theories were successful against us, borrower loans originated through our platform could be subject to state consumer protection laws laws and licensing requirements in a greater number of states.

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

Nevertheless, if we were recharacterized as the lender of borrower loans,  such a recharacterization could render those loans voidable or unenforceable.  In addition, we could be subject to claims by borrowers, as well as enforcement actions by regulators.  Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on us.  To date, no actions have been taken or threatened against us on the theory that we have engaged in unauthorized lending.  However, such actions could have a material adverse effect on our business.

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

As a result of being a public reporting company, our management and other personnel devote a substantial amount of time to SEC reporting compliance requirements, and our legal, accounting and other financial and compliance expenses are significantly greater than companies of a similar size.

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

Prosper’s previous administration of the automated bidding plan system and its new loan search tool, Quick Invest, could create additional liability for Prosper and such liability could be material.

Our automated plan system allowed lender members to create their own automated bidding plans.  By creating such a plan, a lender member could have bids placed automatically on her behalf on loan listings that met loan criteria selected by her. In creating an automated bidding plan, the member could design those criteria herself, use a group of model criteria selected by Prosper, or customize one of those groups of model criteria as she saw fit.   Each automated bidding plan consisted of a group of loan criteria, such as loan amount, minimum yield percentage, Prosper Rating, income and employment characteristics, group affiliations and debt-to-income ratio. That group of criteria was divided into sub-groups, each of which we referred to as a “slice”.  The specific loans on which the lender member bid through her automated bidding plan were determined by the criteria in each of her plan slices.  If a loan listing was posted that satisfied all of the criteria in any one of her plan slices, a bid would automatically be placed on the listing on her behalf.

On July 6, 2011, we replaced our automated plan system with a new loan search tool, Quick Invest.  Lenders are no longer able to create automated plans, but are instead able to use Quick Invest to identify Notes that meet their investment criteria. A lender using Quick Invest is asked to indicate (i) the Prosper Rating or Ratings she wishes to use as search criteria, (ii) the total amount she wishes to invest and (iii) the amount she wishes to invest per Note. Quick Invest then compiles a basket of Notes for her consideration that meet her search criteria.  If the pool of Notes that meet her criteria exceeds the total amount she wishes to invest, Quick Invest selects Notes from the pool based on how far the listings corresponding to the Notes have progressed through our loan verification process, i.e., Notes from the pool that correspond to listings for which we have completed our loan verification process will be selected first.  If the pool of Notes that meet the lender member’s criteria and for which we have completed loan verification still exceeds the amount she wishes to invest, Quick Invest selects Notes from that pool based on the principle of first in, first out, i.e.,  the Notes from the pool with the corresponding listings that were posted on our website earliest will be selected first. If the member’s search criteria include multiple Prosper Ratings, Quick Invest divides her basket into equal portions, one portion representing each Prosper Rating selected. To the extent available Notes with these Prosper Ratings are insufficient to fill the lender’s order, the lender is advised of this shortfall and given an opportunity either to reduce the size of her order or to modify her search criteria to make her search more expansive.  Our Auto Quick Invest feature allows lender members (i) to have Quick Invest searches run on their designated criteria automatically each time new listings are posted on our platform, and (ii) to place bids on any Notes identified by each such search. See “About Prosper—How to Bid to Purchase Notes—Quick Invest.”

Since the Notes purchased through an automated plan or Quick Invest are the same as Notes purchased manually, they present the same risks of non-payment as all Notes that may be purchased on Prosper’s website.  For example, there is a risk that a loan identified through an automated plan or Quick Invest may become delinquent or default, and the estimated return and estimated loss for that loan individually, or the estimated loss or return for the plan or the basket of Notes selected by Quick Invest as a whole, may not accurately reflect the actual return or loss on such loan.  If this were to occur, a lender who purchases a Note through an automated plan or Quick Invest could pursue a claim against Prosper in connection with its representations regarding the performance of the loans bid upon through the plan or Quick Invest.  An investor could pursue such a claim under various antifraud theories under federal and state securities law.  In addition, the SEC or an investor may take the position that the plans created pursuant to the automated bidding plan model involved the offer and sale of a separate security.  Since we did not register the automated bidding plans as separate securities, such a claim, if successful, could give investors who invested in Notes through such plans a rescission right under state or federal law and possibly subject us to civil fines or criminal penalties under federal or state law.  If such a theory was sustained, we could be liable for sales through automated bidding plans that took place prior to July 6, 2011. To date, no actions have been taken or threatened against us on this theory.  However, such actions could have a material adverse effect on our business.

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

 Activities by Prosper in connection with the offer and sale of securities on its platform could result in potential violations of federal securities law and result in material liability to Prosper.

Our business is subject to federal and state securities laws that may limit the kinds of activities in which we may engage and the manner in which we engage in such activities.  For example, changes to the manner in which we offer and sell Notes or other securities on our platform could be viewed by the SEC or a state securities regulator as involving the creation or sale of new, unregistered securities.  In such circumstances, the failure to register such securities could subject us to liability and the amount of such liability could be meaningful.  Further, as noted previously we previously entered into a settlement with the SEC and consented to the entry of a Cease and Desist order that requires that we cease and desist from committing or causing any violations or any future violations.  The failure to comply with this order could result in material civil or criminal liability, which could materially adversely impact our business.

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

Item 4. Mine Safety Disclosures

Not applicable to our operations.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

On July 13, 2009, we commenced a public offering of up to $500,000,000 in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-147019). The offering is a continuous offering and remains ongoing. The Registration Statement was declared effective by the SEC on July 10, 2009. From July 13, 2009 to February 28, 2011, we sold $132,791,159 in principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. During the period from July 13, 2009 to December 31, 2011, we incurred estimated expenses of approximately $2,097,400 in connection with the offering, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding member loan through the Prosper Marketplace, Inc. platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

We have no publicly traded equity securities. At March 12, 2012, there were approximately 140 holders of record of our common stock. We have not paid cash dividends since our inception, and we do not anticipate paying cash dividends in the foreseeable future.

During the year ended December 31, 2011, we granted warrants to acquire 237,506 shares of our common stock at an exercise price of $0.20 per share, and granted warrants to acquire 703,714 shares of our common stock at an exercise price of $0.12 per share. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act as set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.

During the year ended December 31, 2011, we issued 90,165 shares of common stock upon the exercise of warrants for an aggregate exercise price of $18,033. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act as set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.

Item 6.  Selected Financial Data

Not applicable

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Annual Report on Form 10-K and those included in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

Overview

We provide a peer-to-peer online credit marketplace that permits our borrower members to apply for loans and lender members to purchase Notes issued by Prosper, the proceeds of which facilitate the funding of specific loans to borrowers.  Our platform enables our borrower members to request and obtain personal, unsecured loans by posting anonymous “listings” on the platform indicating the principal amount of the desired loan.  Loan terms are subject to minimum and maximum loan amounts determined by the borrower’s credit bureau score and Prosper score, at interest rates set by Prosper.  We assign a Prosper Rating consisting of letter credit grades, based in part on the borrower’s credit score, to each borrower who requests a borrower loan.  Prosper borrower members’ Prosper Rating, credit score range, debt-to-income ratios and other credit data are displayed with their listings and are available for viewing by lender members on an anonymous basis.  Lender members access our platform and “bid” the amount they are willing to commit to the purchase of a Note that is dependent for payment on the corresponding borrower loan, at interest rates set by Prosper.  By making a bid on a listing, a lender member is committing to purchase from Prosper a Note in the principal amount of the lender’s winning bid.  Lender members who purchase the Notes will designate that the sale proceeds be applied to facilitate the funding of the corresponding borrower loan.  Loans originated to borrower members are made by WebBank, an FDIC-insured, Utah-chartered industrial loan company, and sold and assigned to Prosper.

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term currently set at one, three, or five years.  With respect to loans resulting from listings posted by Prosper borrower members prior to April 15, 2008, Prosper is the originating lender for licensing and regulatory purposes.  All borrower loans resulting from listings posted on or after April 15, 2008 are funded by WebBank.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to the purchasers of the Notes.  We verify the identity of 100% of our borrowers using a variety of methods including credit bureau data, other electronic data sources and offline documentary procedures.  We verify income and/or employment on a subset of borrowers based on a proprietary algorithm.  The intention of the algorithm is to verify income or employment in cases where the self reported income of the borrower is highly determinative of the borrower’s risk rating.

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

 Our Operating History

We incorporated in Delaware in March 2005 and launched our public website, www.prosper.com on February 13, 2006.  As of December 31, 2011, our platform has facilitated 47,927 borrower loans since its launch totaling an aggregate principal amount of approximately $290,102,400.

We made significant changes to the operation of our lending platform on July 13, 2009.  Prior to October 16, 2008, we purchased loans from WebBank and then sold and assigned the loans to the lender members who bid on the listings for those loans.  From October 16, 2008 through July 12, 2009, we ceased originating loans on our platform while we waited for the Securities and Exchange Commission to declare effective our registration statement on Form S-1 covering our origination activity.  Since July 13, 2009, we retain the loans and issue new securities, the Notes, to the winning lenders.  Our obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan.  We expect to generate increased revenue from borrower origination fees and non-sufficient funds fees and lender members’ servicing fees as our transaction volume increases.  Over time, we expect that the number of borrowers and lender members and the volume of borrower loans originated through our platform will increase.

We have a limited operating history and have incurred net losses since our inception.  Our net loss was $10,021,049 and $10,142,722 for the years ended December 31, 2011 and 2010, respectively. We earn revenues primarily from borrower origination fees, non-sufficient funds fees and lender member service fees. At this stage of our development, we have funded our operations primarily with proceeds from equity financings, which are described below under “Liquidity and Capital Resources.”

Our operating plan calls for a continuation of the current strategy of increasing transaction volume to increase revenue until we reach profitability and become cash-flow positive.  In addition, our 2012 operating plan calls for continued investment in the development of our website, loan servicing platform, loan scoring and marketing efforts before we reach profitability.

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

During 2011, we increased our origination volume consistently month over month in terms of both units and total dollar amounts.  We hope to continue this trend of growth as our borrower and lender bases continue to strengthen and become more familiar with our platform.  Over time we expect our lender base to grow as we gain more exposure to potential lenders and establish our Notes as a viable investment alternative.

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

          In February 2012, we formed Prosper Funding LLC, a Delaware limited liability company (“PFL”).  We are the sole member of PFL. PFL has been organized and will be operated in a manner that is intended to minimize the likelihood that it will (i) become subject to bankruptcy proceedings or (ii) be substantively consolidated with the Company, and thus have its assets subject to claims by the Company’s creditors, in the event the Company becomes subject to a bankruptcy proceeding.  We intended to restructure its platform so borrower loans are held by PFL and PFL issues and sells the borrower payment dependent notes tied to the loans.  On March 7, 2012, PFL filed a registration statement on Form S-1 with the SEC for a continuous offering and sale of such notes.  Prosper Funding LLC has not commenced operations as of the date of this report.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles.  The preparation of financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosures.  Prosper bases its estimates on historical experience and on various other assumptions that Prosper believes to be reasonable under the circumstances.  Actual results could differ from those estimates.  Our significant accounting policies which include repurchase obligation, revenue recognition, stock-based compensation, and income taxes are more fully described in Note 2 to our financial statements included elsewhere in this annual report.

Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results.  While alldecisions regarding accounting policies are important, we believe that the following policies could be considered critical.

Fair Value Measurement

Following the Accounting Standards Codification (ASC) Topic 820 Fair Value Measurements and Disclosures, we determine the fair values of our financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. We use various valuation techniques depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models.  When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, we determine fair value using assumptions that we believe a market participant would use in pricing the asset or liability.

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, receivables, receivables, loans held for investment, borrower loans, accounts payable and accrued liabilities and borrower payment dependent notes.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

We account for our loans held for investment, borrower loans, and borrower payment dependent notes on a fair value basis. We believe, however, that borrower loans and payment dependent notes represent pertinent elements of our financial statements.  For additional information and discussion regarding our significant accounting policies surrounding fair value measurement, see Note 2, Note 6 and Note 7 to the financial statements included elsewhere in this report.

Borrower Loans and Payment Dependent Notes

On July 13, 2009, we implemented our current operating structure and began issuing Notes.  This operating structure resulted in Prosper purchasing loans from WebBank and holding the loans until maturity.  Prosper issues new securities, the Notes, to the winning lenders.  Prosper’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper.  As a result of these changes, Prosper carries the borrower loans and the Notes on its balance sheet as assets and liabilities, respectively.

In conjunction with our new operating structure, we adopted the provisions of ASC Topic 825, Financial Instruments.  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We applied the provisions of ASC Topic 825 to the borrower loans and Notes issued subsequent to July 13, 2009 on an instrument-by-instrument basis.  We did not apply the provisions of ASC Topic 825 to loans issued prior to July 13, 2009.  The aggregate fair value of the borrower loans and Notes are reported as separate line items in the assets and liabilities sections of the balance sheet using the methods described in ASC Topic 820.

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

In a hypothetical transaction as of the measurement date, we believe that differences in the principal marketplace in which the loans are originated and the principal marketplace in which we might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date. Changes in the fair value of borrower loans and Notes subject to the provisions of ASC Topic 820 are recognized in earnings; fees and costs associated with the origination or acquisition of borrower loans are recognized as incurred.  Prosper estimates the fair value of the borrower loans and Notes using a discounted cash flow methodology based upon a set of valuation assumptions Prosper believes market participants would use for similar assets and liabilities. The main assumptions used to value the borrower loans and Notes include prepayment rates, recovery rates, discount rates applied to each credit tranche/grade, and default rates.

For borrower loans originated and Notes issued during 2010, we used the following average assumptions to determine the fair value as of December 31, 2011:

Monthly prepayment rate speed	1.55%
Recovery rate	5.18%
Discount rate *	8.93%
Portfolio Default Rate	9.89%
* This is the average discount rate among all of Prosper’s credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at December 31, 2011 for borrower loans and Notes are presented in the following table:
		Payment
	Borrower	Dependent
	Loans	Notes
Discount rate assumption:	8.93%	8.93%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(699,554)	$684,703
200 basis point increase	(1,385,307)	1,364,611

Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$713,821	$(716,589)
200 basis point decrease	1,442,319	(1,438,895)

Default rate assumption:	9.89%	9.89%
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(836,616)	$820,177
20% higher default rates	(1,666,269)	1,642,360

Increase in fair value and income (loss) to earnings from:
10% lower default rates	$843,597	$(844,895)
20% lower default rates	1,694,306	(1,687,949)

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

For additional information and discussion, see Note 2 and Note 7 to the financial statements included elsewhere in this report.

Results of Operations

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

From our relaunch in July 2009 to December 31, 2011, our origination fees were as follows:
	Origination Fee Percentage	Origination Fee Percentage	Origination Fee Percentage
Prosper Rating	(July 2009-July 2010)	(July 2010-Nov 2011)	(Nov 2011-Dec 2011)
AA	0.50%	0.50%	0.50%
A-B	3.00*	3.00%**	3.95
C-HR	3.00*	4.50%**	4.95
*Subject to $50 minimum fee through July 2010
**Subject to $75 minimum fee July 2010 through December 20, 2010, minimum fee eliminated December 20, 2010 for all loan listings

Origination fees for the years ended December 31, 2011 and 2010 were $2.8 million and $807.0 thousand, respectively, representing an increase of $2.0 million or 252%, which was primarily due to the Company’s higher origination volume during 2011.

Origination Volume

The Company originated 3,913 loans totaling $27.2 million during the fourth quarter of 2011, compared to 1,600 loans totaling $8.4 million originated during the fourth quarter of 2010.  This represented a “unit” or loan, increase of 145% and a dollar increase of 224% over the corresponding periods in 2010.  The Company originated 11,227 loans totaling $75.1 million during 2011 as compared to 5,652 loans totaling $26.9 million originated during 2010.  This represented a unit increase of 99% and a dollar increase of 179% over the corresponding periods in 2010.

During 2011, we increased our month over month unit origination growth by an average of approximately 11% and month over month dollar growth by an average of approximately 10%.

The graph below shows our monthly aggregate dollar originations dating back to January 2010 and the steady origination growth we have experienced during 2011.

The steady increase in volume is primarily due to improvements in operating efficiency and an increase in marketing and borrower and lender promotions.  During the past year, we have implemented a new feature on our website, which tells both prospective investors and borrowers how far along Prosper is in processing a loan. This helps lender members better concentrate their funds on listings that are likely to fund.  This increases the rate at which listings become loans, which we refer to as our conversion rate. Increases in our conversion rate drive increases in our originations. Our increase in marketing efforts related to affiliate and online marketing have helped steadily increase our borrower listing volume.  We continue to leverage our existing lender and borrower base and have seen an increase in the reinvestment of investor funds, additional capital being placed on the platform by existing investors, as well as borrowers securing second loans.  We have also focused sales efforts to attract additional capital through lender outreach programs.

 Interest Income on Borrower Loans and Payment Dependent Notes, net

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

Gross interest income earned and gross interest expense incurred were approximately $9.7 million and $9.2 million, respectively, for the year ended December 31, 2011, resulting in net interest income of $496.0 thousand. Gross interest income earned and gross interest expense incurred were approximately $3.2 million and $3.0 million, respectively for the year ended December 31, 2010, resulting in net interest income of $188.1 thousand. Overall net interest income for the above mentioned periods is driven by the rise in the amount of loans that we originate and service at any given point.  As discussed above, our origination volume has increased steadily during 2011, which resulted in increases to our gross interest income and expense and ultimately our net interest income.  Over time, we expect that revenues and expenses related to borrower loans and Notes will increase as we grow our platform.

Rebates and Promotions

We account for rebates and promotions in accordance with ASC Topic 605, Revenue Recognition.  From time to time we offer rebates and promotions to our borrower and lender members.  We record these rebates and promotions as an offset to revenue if a particular rebate or promotion is earned directly upon the origination of the loan. Our rebate and promotions are generally in the form of cash back and other incentives paid to lender and borrowers.

For the years ended December 31, 2011 and 2010, we incurred expenses related to rebates and promotions extended to borrowers and lenders of $1.2 million and $85.9 thousand, respectively, which represented an increase of $1.1 million.  During 2011 we increased the frequency and volume of our promotion and rebate programs as a way to incent borrowers and lenders to originate loans.

Cost of Revenues

Cost of Services

Cost of services consist primarily of credit bureau fees, payments to strategic partners, collection expenses, and other expenses directly related to loan funding and servicing.  Cost of service expenses were $1.2 million and $962.8 thousand for the year ended December 31, 2011 and 2010, respectively, representing an increase of 29%. The primary driver for the increases in our cost of service expense during these periods was due to an increase in credit bureau fees resulting from an increase in loans listing volume and an increase in strategic partnership fees due to the renegotiation of our contract with WebBank. These increases were slightly offset by a decline in collection fees related to a collection test conducted during 2010, and a decrease in referral program fees.

Provision of Loan Repurchases

We accrue a provision to reserve for loan losses associated with our repurchase obligation related to the Notes in the event of operational inconsistencies, violation of the applicable federal/state/local lending laws, or verifiable identify theft.  The repurchase obligation is evaluated at least once a quarter and represents an estimate based on the loss experience of historical repurchases as a percentage of originations (which generally occur within six to nine months of origination).  The repurchase obligation may include a judgmental management adjustment due to our limited operating history, changes in current economic conditions, the risk of new and as of yet undetected fraud schemes, origination unit and dollar volumes and the lack of industry comparables.  Based on our analysis of our past loan repurchase history, our Note repurchase obligation decreased to approximately $22.2 thousand at December 31, 2011 from a previously recorded obligation of $71.0 thousand at December 31, 2010, which included a net gain in our statement of operations of approximately $48.8 thousand.   During 2011, we did not repurchase any Notes due to identity theft.   We continue to devote a significant amount of attention to fraud prevention and will continue to enhance our fraud control procedures to maintain a low level of repurchases.

Other Income

Change in Fair Value of Borrower Loans and Payment Dependent Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures, we elected to account for unrealized gains or losses on the borrower loans and borrower payment dependent notes on a fair value basis.  Prosper estimates the fair value of the borrower loans and borrower payment dependent notes using discounted cash flow methodologies. The main cash flow assumptions used to value the borrower loans and payment dependent notes include prepayment rates derived from historical prepayment rates for each credit score, default rates derived from historical performance, recovery rates and discount rates applied to each credit tranche based on the perceived credit risk of each credit grade. Because we are obligated to pay principal and interest on any note equal to the loan payments, if any, we receive on the corresponding borrower loan, net of our 1.0% servicing fee, changes in the fair value of the notes will approximately equal changes to the fair value of the borrower loans, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to note holders. These amounts are included as a component of other income (expense) in our statement of operations. The total fair value adjustment was $2.9 million and $2.6 million for borrower loans and Notes, respectively, resulting in a net unrealized gain of $277.4 thousand for the year ended December 31, 2011.  The total fair value adjustment was $1.6 million and $1.9 million for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $340.8 thousand for the year ended December 31, 2010.

Insurance recoveries

During the first quarter of 2011 the Superior Court of California issued a final statement of decision finding that Greenwich Insurance Company, our insurance carrier with respect to our class action lawsuit, had a duty to defend the suit and required that Greenwich pay Prosper's past and future defense costs in the suit up to $2 million.  As of December 31, 2011, Greenwich had made aggregate payments to us in the amount of $2 million to reimburse us for the defense costs we had already incurred in the class action suit.  Please see our Note 15 “Commitments and Contingencies” in the notes to our financial statements contained elsewhere in this report for further information related to this payment.

Loss on impairment of fixed assets

During 2010 and 2011 management made the decision to discontinue the development of certain of its planned software development projects and to dispose of obsolete computer software and hardware. The assets previously capitalized in prior years were deemed to be impaired in accordance with ASC Topic 360, Property, Plant, and Equipment. An impairment charge for obsolete telephone equipment of $122,673 is included in other income (expense) in our statement of operations for the year ended December 31, 2011. An impairment charge of $47,241, which encompassed internal projects capitalized in the fourth quarter of 2009 and the disposal of certain impaired computer software and equipment, is included as a component of other income (expense) in our statement of operations for the year ended December 31, 2010.

Other Income

Other income consists primarily of credit referral fees, where partner companies pay us an agreed upon amount for referrals of customers from our website.  Other income was $108.3 thousand at December 31, 2011 versus $58.6 thousand at December 31, 2010, which represented an increase of 85%. The increase in credit referrals during these periods was due to the addition of new partners as well as increased traffic to existing credit referral partners.

Operating Expenses

Compensation and benefits expense was $6.8 million and $4.8 million for the years ended December 31, 2011 and 2010, respectively. The increase of $2.0 million or 43% was largely due to the Company steadily increasing its employee headcount during 2011, which in turn resulted in increased payroll costs such as salary and wages, payroll taxes, healthcare, and accrued vacation.  We increased our headcount across our marketing and operations during 2011 to respond to increased volume demands. We intend to continue to increase headcount as we grow our lender and borrower bases and carry out our business plan.  In addition, spending increased related to the use of contract labor, bonus expense, and overtime during 2011 over the corresponding periods in 2010.  During 2011, we experienced a decrease in the amount of salaries capitalized related to the development of internal use software which contributed to the overall increase in compensation and benefits.

Marketing and advertising costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, gift/promotional expenses, and direct mail marketing.   Marketing and advertising costs were $2.0 million and $634.9 thousand for the years ended December 31, 2011 and 2010, respectively. This increase of $1.4 million or 218% was largely due to increased efforts with various marketing programs in order to increase our investor and borrower volume.  We placed an increased emphasis on our affiliate and search engine marketing during 2011 in order to drive borrower and lender volume.  Also, we increased spending related to public relations and direct mail marketing campaigns in order to increase our brand awareness and drive our investor and borrower volume.

Depreciation and amortization expense was $482.5 thousand and $550.3 thousand for the years ended December 31, 2011 and 2010, respectively, a decrease of 12% compared to the prior year period.  The decrease in overall depreciation and amortization expense was primarily due to a reduction in the amortization taken related to our domain name as it was fully amortized during the second quarter of 2011.  The decrease was also attributable to assets becoming fully depreciated during each of the respective periods.  However these decreases were partially offset by the capitalization of various internally developed software projects placed in service in late 2010 and in 2011, which in turn increased depreciation expense taken on those assets during the year ended December 31, 2011.

General and Administrative Expenses

        Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services and other outside costs. Professional service expenses were $2.1 million and $2.6 million for the years ended December 31, 2011 and 2010, respectively. This decrease of $480.3 or 18% was primarily due to a large decrease in legal fees related to activity in our class action lawsuit.  We also saw a decrease in accounting and tax fees offset by an increase in operational and marketing consulting fees.

Facilities and maintenance expenses consist primarily of rent paid for our corporate office lease and data co-location facility, network and power usage costs, software licenses and subscriptions, and hardware and software maintenance and support. Facilities and maintenance expenses were $730.6 and $653.0 thousand for the years ended December 31, 2011 and 2010, respectively. This increase of 12% was primarily due to additional software licenses and subscriptions purchased as well as hardware and software items purchased during 2011.

Other general and administrative expenses consist of bank service charges, NASAA state penalty settlement expenses, travel and entertainment expenses, taxes and licenses costs, communications costs, recruiting costs and other miscellaneous expenses.  Other general and administrative expenses were $1.1 and $1.3 million for the years ended December 31, 2011 and 2010, respectively.  Overall, this decrease is attributable to interest expense recognized in the first and second quarter of 2010 related to our convertible promissory notes which were not present during 2011.  The decrease in interest expense was partially offset by an increase in recruiting services as we have actively increased headcount across the Company.

Liquidity and Capital Resources

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through the end of 2012.  We had negative cash flows from operations of $9.8 million and $9.6 million for the years ended December 31, 2011 and 2010, respectively. As reflected in the accompanying financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $60.8 million as of December 31, 2011.

At December 31, 2011, the Company had approximately $19.2 million in available cash and cash equivalents.  Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan, however we believe that our current cash position is sufficient to meet our current liquidity needs.

Net cash used in operating activities was $9.8 million and $9.6 million for the year ended December 31, 2011 and 2010, respectively.  Net cash used in operating activities was used to fund ongoing operations such as compensation and benefits, legal and accounting services, marketing expenses and cost of service expenses.  The anticipated increase in origination revenue is expected to reduce our ongoing cash requirements.

Net cash used in investing activities was $50.4 million and $18.6 million for the year ended December 31, 2011 and 2010, respectively. This consisted of $134.1 thousand in loans held for investment, $75.1 million in borrower loan originations offset by $26.0 million in borrower loan principal repayments, and purchases of property and equipment of $1.1 million.

Net cash provided by financing activities was $75.2 million and $31.9 million for the year ended December 31, 2011 and 2010, respectively. Of this increase, $75.1 million consisted of proceeds from the issuance of Borrower Payment Dependent Notes, $26.2 million related to proceeds from the issuance of convertible preferred stock, and $44.4 thousand consisted of proceeds from the issuance of common stock. These increases were offset by $25.1 million in repayment of Borrower Payment Dependent Notes, $500.2 thousand related to the payment of offering costs related to the issuance of our convertible preferred stock associated with Series E and F, and $291.0 thousand related to the purchase of treasury stock. Also, we used $300.0 thousand to cover the principal repayment of the balance from a non-interest bearing promissory note that we entered into in 2006 in connection with the purchase of the “Prosper.com” domain name.

On June 3, 2011, we entered into a Stock Purchase Agreement with certain new investors and certain of our existing investors, pursuant to which we issued and sold to such investors 23,222,747 shares of our Series E Preferred Stock for an aggregate purchase price of $17.2 million. In connection with that sale, we issued 10,000,000 shares of our Series E-1 Preferred Stock to certain holders of our Series A, B and C Preferred Stock who purchased Series E shares.  The Series E-1 shares were allocated among these stockholders in proportion to their relative purchases of Series E shares.

On November 3, 2011 we entered into a Stock Purchase Agreement with certain new investors, pursuant to which, Prosper issued and sold to such investors 8,996,739 shares of our Series F Preferred Stock for an aggregate purchase price of $9.0 million.

As discussed in Note 15 of our financial statements, “Commitments and Contingencies”, contained elsewhere in this report, and in the “Other Income” section above, Greenwich Insurance Company made payments to Prosper during 2011 in the amount of $2 million to reimburse Prosper for the defense costs it had already incurred in the class action suit.  On entry of final judgment in Prosper’s suit against Greenwich, Greenwich will also be required to pay Prosper pre-judgment interest on the defense costs incurred by Prosper in the class action suit prior to the Court’s decision.  The amount of this pre-judgment interest is $142,584.

With regard to the class action lawsuit, Prosper cannot presently determine or estimate the final outcome of the lawsuit, and there can be no assurance that it will be finally resolved in our favor.  If the class action lawsuit is not resolved in our favor, Prosper may be obliged to pay damages, and might be subject to such equitable relief as a court may determine. Accordingly, the Company has not recorded an accrued loss contingency in connection with the sale of promissory notes to lender members. Accounting for loss contingencies involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. For more information, see Note 15 of our financial statements located elsewhere in this report.

Since our inception, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Income Taxes

We incurred no income tax provision for the year ended December 31, 2011 and 2010.  Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how our results will be affected by the realization and use of net operating loss carry forwards.

ASC Topic 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.  We will continue to evaluate the realizability of the deferred tax assets each reporting period.

Off-Balance Sheet Arrangements

As of December 31, 2011, we have not engaged in any off-balance sheet financing activities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

During the year ended December 31, 2011, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, under the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

 The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

During the fourth quarter of fiscal 2011, the Company's management conducted the evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act.  In conducting that evaluation, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On March 15, 2012 the Company’s Chief Executive Officer and President, Chris Larsen resigned.  Mr. Larsen was Chief Executive Officer for the full fiscal year 2011, and established, maintained and evaluated the Company’s disclosure controls and procedures as well as its internal control over financial reporting during his time as CEO.  At the time of Mr. Larsen’s resignation, Ms. Dawn Lepore, was appointed CEO.  Thus, approximately two weeks prior to the release of this Annual Report on Form 10-K, she became responsible for maintaining the Company’s disclosure controls and procedures, as well as its internal controls over financial reporting.  Each Chief Executive Officer held responsibility for maintaining the Company’s disclosure controls and procedures and internal controls over financial reporting in conjunction with our Chief Financial Officer, Kirk Inglis.

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, “Exemption for Non-accelerated Filers,” and in accordance with section 989G of the act, we are not required to provide an attestation report of our independent registered public accounting firm regarding internal control over financial reporting for this fiscal year or thereafter, until such time as we are no longer eligible for the exemption set forth therein.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Executive Officers, Directors and Key Employees

The following table sets forth information about our executive officers and directors as of the date of this report:

Name	Age	Position(s)

Dawn G. Lepore	57	Chief Executive Officer

Sachin D. Adarkar	45	General Counsel

Roberto Arnetoli	43	Executive Vice President, Technology and Operations

James A. Catlin	40	Executive Vice President, Acquisition and Risk Management

Kirk T. Inglis	45	Chief Financial Officer and Chief Operating Officer

Joseph L. Toms	53	Chief Investment Officer

James W. Breyer	50	Director

Lawrence W. Cheng	36	Director

Court Coursey	40	Director

Timothy C. Draper	53	Director

Jeff Jacobs	62	Director

Christian A. Larsen	51	Chairmen, Director

Eric Schwartz	49	Director

David Silverman	40	Director

Nigel W. Morris	53	Director

Dawn G. Lepore has served as our Chief Executive Officer since March 2012.  Prior to joining Prosper, Ms. Lepore served as president, chief executive officer and chairman of the board of drugstore.com, inc., a provider of online provider of health, beauty, vision, and pharmacy products from October 2004 until June 2011. Ms. Lepore served as vice chairman—Active Trader, technology, operations, administration and business strategy of The Charles Schwab Corporation (“CSC”) from August 2003 to October 2004. CSC, through Charles Schwab & Co., Inc. (“Schwab”) and its other operating subsidiaries, is a financial services firm. Ms. Lepore served as vice chairman—technology, Active Trader, operations, and administration of CSC and Schwab from May 2003 until August 2003, as vice chairman—technology, operations and administration of CSC and Schwab from July 2002 until May 2003, as vice chairman—technology and administration of CSC and Schwab from 2001 to 2002, as vice chairman and chief information officer of CSC and Schwab from 1999 to 2001, and as executive vice president and chief information officer of CSC and Schwab from 1993 to 1999. She currently serves as a director of eBay Inc., a public company and Coupons.com Incorporated. a privately held company, Ms. Lepore received a B.A. from Smith College.

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

Joseph Toms has served as our Chief Investment Officer since June 2011.  Prior to joining Prosper, Mr. Toms served as the Managing Director of LendingClub Advisors from September 2010 to June 2011, where he was responsible for investment, sales and marketing strategies and investment research.  Previously, he served as President and CIO of Compass Global Advisors, a $2 billion dollar Fund of Fund from 2008 to 2009, and was a Director for various RAB Capital Funds from 2007 to 2008.  Mr. Toms was also the Founder, Chief Investment Officer, President, and Managing Principal of Hilspen Capital Management, LLC from 1996 to 2010.  From 1985 to 1996, Mr. Toms served in various capacities at Fisher Investments, which included Director of Research and Senior Vice President, as well as being one of Fisher Investments’ original shareholders and employees.  Mr. Toms holds a Bachelor of Arts degree in Political Science from the University of California, Santa Barbara.

James W. Breyer has served as a member of our board of directors since April 2005. Mr. Breyer has been a Partner of Accel Partners, a venture capital firm, since 1987. Mr. Breyer is also the founder and has been the Chief Executive Officer of Breyer Capital, an investment firm, since July 2006. Mr. Breyer is also a co-founder and has been co-lead on the strategic investment committee since inception of the IDG-Accel China Funds. In addition to serving on our board of directors, Mr. Breyer currently serves as a member of the boards of directors of Dell, Inc., News Corporation, Brightcove, Inc., and Wal-Mart Stores, Inc., where he is the lead/presiding independent director. Mr. Breyer previously served as a member of the board of directors of Marvel Entertainment Inc. from June 2006 to December 2009 and RealNetworks, Inc. from October 1995 to June 2008. Mr. Breyer holds a B.S. in interdisciplinary studies from Stanford University and an M.B.A. from Harvard University. We believe that Mr. Breyer is qualified to serve as a member of our board of directors due to his extensive experience with social media and technology companies, as a venture capitalist, and as one of our early investors.

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

Court Coursey has served as one of our directors since April 2010.  Mr. Coursey has been the Managing Partner at TomorrowVentures, LLC since 2009.  Immediately prior to joining TomorrowVentures, Mr. Coursey was a principal of Rundell, Coursey, & Company, which he co founded in 1998, which helped incubate, develop and provide strategic planning services for high-growth companies.  In 1996, he founded certifiedemail.com, an online service that allows people to track their emails.  Prior to launching certifedemail.com, he founded TRUOC Aviation, a private aviation services business.  Prosper believes that Mr. Coursey’s financial and business expertise, as well as his general operational and management experience in start-up companies, give him the qualifications and skills to serve as a director.

Timothy C. Draper has served as one of our directors since June 2011.  Mr. Draper founded Draper Fisher Jurvetson in 1985 and has been a Managing Director since its inception.  Mr. Draper currently sits on the board of a number of privately held companies.  Mr. Draper holds a B.S. in Electrical Engineering from Stanford University, and an MBA from Harvard Business School.  Prosper believes that Mr. Draper’s financial and business expertise, and his background of managing and directing innovative start-up companies give him the qualifications and skills to serve as a director.

Jeff Jacobs has served as one of our directors since November 2011. Mr. Jacobs began his career as an entertainment lawyer in Chicago.  He then co-founded the Harpo Entertainment Group, a film and television production company, and served as its President from 1984 until 2002.  During the last five years Mr. Jacobs primary occupation and interests have been as a private investor and philanthropist.  Mr. Jacobs holds a B.A. from Bradley University, and a J.D. from the Loyola University Chicago School of Law.  Prosper believes that Mr. Jacob’s business expertise, as well as his general management experience give him the qualifications and skills to serve as a director.

Christian A. Larsen co-founded Prosper and served as our Chief Executive Officer and President until March 15, 2012, and has been one of our directors since inception.  Prior to joining Prosper, Mr. Larsen co-founded E-LOAN, Inc. in 1996, and served as one of its directors from 1996 until its acquisition in October 2005, and as its Chairman from March 2001 until October 2005.  From 1999 to February 2005, Mr. Larsen served as Chief Executive Officer of E-LOAN, and from 1996 to 1998 and from January 2004 to June 2004, Mr. Larsen served as President of E-LOAN.  From 1992 to 1996, Mr. Larsen was the President of Palo Alto Funding Group, a mortgage brokerage he co-founded in 1992 and E-LOAN’s predecessor company.  Prior to attending business school, Mr. Larsen held positions at Chevron Corporation and NASA Ames Research Center.  Mr. Larsen holds an M.B.A. from Stanford University and a B.S. from San Francisco State University.  Prosper believes that Mr. Larsen’s financial and business expertise, including his diversified background of managing and directing public and start-up companies, his experience with financial services companies and lending companies, as well as his general operational and management experience, give him the qualifications and skills to serve as a director.

Eric Schwartz has served as one of our directors since March 2012.  Mr. Schwartz was formerly co-head of asset management at Goldman Sachs. During his 23-year career at Goldman Sachs from 1984 through 2007, Mr. Schwartz held multiple leadership positions at the company, including serving as a partner in the Equity Capital Markets unit of the Investment Banking Division, and serving as co-head of the Global Equities and Investment Management Divisions.  He joined Goldman Sachs' Management Committee in 2001 and was named co-head of the Partnership Committee in 2005. Since his retirement from Goldman Sachs in 2007, he operates a private company to manage his personal investments.  He currently serves as Chairman of Jefferson National, an insurance company that principally provides low-cost variable annuities to US consumers; as Chairman of Gold Bullion International, a technology-enabled precious metals dealer based in the U.S.; and as a board member at Indostar Capital, a finance company based in India. Mr. Schwartz graduated with a B.S.E (summa cum laude) and M.B.A from the University of Pennsylvania.  Prosper believes that Mr. Schwartz’s experience with large institutional investment companies, his financial expertise and strong background in managing and leading a multinational financial company, give him the qualifications and skills to serve as a director.

David Silverman has served as one of our directors since March 2012.  Mr. Silverman has been a managing partner at Crosslink Capital, a venture capital firm, since July 2011.  Prior to joining Crosslink Capital, Mr. Silverman was the managing director at Piper Jaffray from July 2009 to July 2011 and a partner at 3i Ventures from June 2000 to July 2008.  Mr. Silverman holds B.A. from Dartmouth College and a J.D from Stanford University.  Prosper believes that Mr. Silverman’s experience as a venture capital investor with a focus on financial technologies and his overall management experience, give him the qualifications and skills to serve as a director.

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

Board Composition and Election of Directors

Our board of directors currently consists of nine members, all of whom were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of our stockholders.  In selecting the composition of our board of directors, we seek to ensure that our Board collectively has a balance of expertise in the following areas: internet based business, consumer financial products and experience directing public and start-up companies.  In addition, although we don’t have a separate policy regarding diversity on our board, we consider diversity of race, ethnicity, gender, age and cultural background.  Based on these criteria, we believe that our board has been effective in identifying diverse directors.  The board composition provisions of our voting rights agreement are still in effect.  Holders of the Notes offered through our platform will have no ability to elect or influence our directors or approve significant corporate transactions, such as a merger or other sale of our company or its assets.

There are no family relationships among any of our directors or executive officers.

Board Leadership

Because our common stock is not listed on a national exchange, we are not required to maintain a board of directors consisting of a majority of independent directors, or to maintain an audit, nominating or compensation committee. We do not have a lead independent director. Chris Larsen, our former CEO, serves as the Chairman of our board of directors.  In his role as Chairman, Mr. Larsen’s duties and responsibilities include the following: (i) working with the board of directors to schedule meetings and set meeting agendas; (ii) serving as the principal liaison between the board of directors and our executive officers; (iii) briefing the board on issues or concerns arising between meetings of the board of directors, which are generally held monthly; (iv) participating actively in corporate governance; and (v) performing such other duties as the board may from time to time delegate. When Mr. Larsen served as our CEO, the board of directors believed that the performance of these duties by Mr. Larsen provided more consistent communication and coordination throughout the organization, which resulted in a more effective and efficient implementation of corporate strategy. The board of directors further believed that this combination is important in unifying our strategy behind a single vision. In addition, we found that our Chief Executive Officer was the most knowledgeable member of the board of directors regarding risks we may be facing, and, is able to facilitate the board’s oversight of such risks. We believed this structure provides consistent and effective oversight of our management and the company and is optimal for our operations, stockholders and investor members.   In light of Mr. Larsen’s resignation from his role as CEO, the Board will consider whether to again at some point in the future combine the roles of Chairman and CEO.  However, until a permanent CEO is appointed, the Board believes that it is in the best interests of the company for Mr. Larsen to continue his service as Chairman of the board.

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

Board Committees

Nominating Committee

We are not a “listed issuer” as defined under Section 10A-3 of the Exchange Act.  We are, therefore, not required to have a nominating comprised of independent directors.  We currently do not have a standing nominating committee and accordingly, there are no charters for such committee. We believe that standing committees are not necessary for a company of our size with our type of business.  We also believe that our directors collectively have the requisite background, experience, and knowledge to fulfill the limited duties and obligations that a nominating committee may have.

Compensation Committee

We are not a “listed issuer” as defined under Section 10A-3 of the Exchange Act.  Nevertheless, our Board of Directors approved the formation of a Compensation Committee in August 2011.  Nigel Morris, James Breyer and Timothy Draper compose our Compensation Committee.

The Compensation Committee meets at least annually to review and make decisions regarding (i) salary paid to the executive officers, (ii) long and short term incentive or bonuses paid to the executive officers, and (iii) any other matter relating to the compensation of executive officers that the committee deems appropriate.  The Compensation Committee also oversees the administration of the equity compensation plan of the Company, and may make recommendations to the Board regarding amendments to existing plans or adopt new plans for purposes of implementing the Company’s strategy regarding loan term and equity-based compensation.

Audit Committee

We are not a “listed issuer” as defined under Section 10A-3 of the Exchange Act.  Nevertheless, our Board of Directors approved the formation of an Audit Committee in January 2010.  The members of the Audit Committee are David Silverman and Court B. Coursey.  Mr. Silverman is the Chairman of the Audit Committee.  We believe that Messrs. Silverman and Coursey are able to serve our Audit Committee sufficiently without the aid of a financial expert.  We currently do not have a financial expert on our Audit Committee, and do not believe our Audit Committee requires a financial expert to perform its duties effectively.

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

Item 11. Executive Compensation

Executive Officer Compensation

Summary Compensation Table

The following table provides information regarding the compensation earned during the year ended December 31, 2011 and December 31, 2010 by each person serving during the fiscal year ended December 31, 2011 as our principal executive officer or other executive officer, who we collectively refer to as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation	Totals ($)
Christian A. Larsen (2),	2011	$157,292	—	$45,394	—	$202,686
Chief Executive Officer	2010	$150,000	—	205,119	—	$355,119

James Catlin,	2011	$250,000	—	$27,863	—	$277,863
Executive Vice President, Technology and Operations	2010	$225,000	$6,250	$64,383	—	$295,633

Kirk T. Inglis,	2011	$216,666	$33,333	$27,863	—	$277,862
Chief Financial Officer, Chief Operating Officer	2010	$200,000	$50,000	$38,280	—	$288,280

(1) Calculated in accordance with ASC 718 using the Black-Scholes model without consideration of forfeitures for outstanding options to purchase shares of our common stock.  There were no forfeitures by the above named executives during 2011 and 2010.  The key assumptions used in the Company’s ASC 718 calculation are discussed in Note 2 of the Company’s consolidated financial statements located elsewhere in this report.

(2) Mr. Larsen resigned as CEO and President of the Company as of March 15, 2012.

The executive officers named above have been granted stock option awards upon employment with the Company and for merit increases as further discussed below under “Outstanding Equity Awards at December 31, 2011.”  The Company has no formal incentive compensation programs in place for its officers.  The Company does not believe that our compensation policies promote inappropriate or excessive risk taking.  The compensation we pay to our executive officers consists of three components: base salary, a discretionary bonus and stock option awards.  Base salary is a fixed amount, and is not tied to any metric relating to the performance of our business as a whole.  Discretionary bonuses, which we have only paid out on a limited number of occasions, also are not tied to any specific metrics regarding our performance. Our stock option awards are structured so that they vest over multiple years, which align the interests of the grantees with the long-term interests of our stockholders.   Any incentives awarded and salary adjustments to such officers are made at the discretion of our compensation committee.  The compensation committee reviews and approves all compensation, including option awards, for our executive team.   There were no forfeitures by any of the above named executives for the year ended December 31, 2011.

Mr. Larsen was granted 623,353 share option awards on September 20, 2011 with an exercise price of $0.12 and was granted 1,976,237 share option awards on July 19, 2010 with an exercise price of $0.20, which are subject to the terms and conditions of the 2005 Stock Option Plan as set forth below.

Mr Catlin was granted 382,618 share option awards on September 20, 2011 with an exercise price of $0.12 and was granted 600,308 share option awards on June 10, 2010 with and exercise price of $0.20, which are subject to the terms and conditions of the 2005 Stock Option Plan as set forth below.

Mr. Inglis was granted 382,618 share option awards on September 20, 2011 with an exercise price of $0.12 and was granted 366,191 share option awards on June 10, 2010 with an exercise price of $0.20, which are subject to terms and conditions of the 2005 Stock Option Plan as set forth below.

All stock options granted to our named executive officers are incentive stock options, to the extent permissible under the Internal Revenue Code, as amended. All equity awards to our employees and directors were granted at no less than the fair market value of our common stock on the date of each award. In the absence of a public trading market for our common stock, our board of directors has determined the fair market value of our common stock in good faith based upon consideration of a number of relevant factors including the status of our development efforts, financial status and market conditions. See “Item 15. - Note to Consolidated Financial Statements” located elsewhere in this report.

Outstanding Equity Awards at December 31, 2011

The following table sets forth certain information regarding outstanding equity awards granted to our executive officers that remained outstanding as of December 31, 2011.

Outstanding Equity Awards

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

Christian A. Larsen* (1)	1,036,426	939,811	$0.20	7/18/2020

Christian A. Larsen* (2)	—	623,353	$0.12	9/19/2021

James Catlin (3)	70,000	70,000	$0.20	6/9/2020

James Catlin (4)	95,526	145,803	$0.20	6/9/2020

James Catlin (5)	114,842	104,137	$0.20	6/9/2020

James Catlin (6)	—	382,618	$0.12	9/19/2021

Kirk T. Inglis (7)	192,046	174,145	$0.20	6/9/2020

Kirk T. Inglis (8)	134,117	—	$0.50	12/11/2016

Kirk T. Inglis (9)	62,500	37,500	$0.56	6/16/2019

Kirk T. Inglis (10)	—	382,618	$0.12	9/19/2021

*Mr. Larsen resigned as CEO and President of the Company as of March 15, 2012.
______________________
(1) 33% of the options vested on May 6, 2011, with the remainder vesting monthly over the next 24 months in equal monthly amounts subject to continued employment with the Company.

(2) 25% of the options vest on September 20, 2012, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with the Company.
.
(3) 25% of the options vested on December 16, 2010, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with the Company.

(4) 25% of the options vested on May 6, 2011, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with the Company.

(5) 33% of the options vested on May 6, 2011, with the remainder vesting monthly over the next 24 months in equal monthly amounts subject to continued employment with the Company.

(6) 25% of the options vest on September 20, 2012, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with the Company.

(7) 33% of the options vested on May 6, 2011, with the remainder vesting monthly over the next 24 months in equal monthly amounts subject to continued employment with the Company.

(8) 25% of the options vested on November 15, 2007, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with the Company.

(9) 25% of the options vested on June 17, 2010, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with the Company.

(10) 25% of the options vest on September 20, 2012, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with the Company.

As of December 31, 2011 there were no material contracts, agreements, plan or arrangements, written or unwritten, that provided for payments or stock option awards to the named executive officers above in connection with their respective resignation, retirement or other termination.  All options granted to our executive officers, except as otherwise provided, shall be subject to the terms and conditions of the 2005 Stock Option Plan as set forth below.

Director Compensation

During the year ended December 31, 2011, Jeff Jacobs was granted 349,338 options.  Of these options, 25,000 were granted to him while acting in an advisory role to the board of directors, which were vested immediately, with  a total fair value of $1,927 at the grant date.  An additional 324,338 options were granted to Mr. Jacobs upon his appointment to the Company’s board of directors which are subject to the same vesting requirements set forth in our 2005 Stock Option Plan noted below.  The total aggregate fair value of these grants was $34,456 on the grant date.

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

Share Reserve.  On June 3, 2011 our Board of Directors and stockholders approved an amendment to the 2005 Plan to increase the total pool of shares subject to options issuable under the 2005 Plan by 3,550,875 shares .  On October 18, 2011 our Board and stockholders approved another amendment to the 2005 Plan increasing the share pool by 1,000,000 shares.    As of the date hereof, an aggregate of 13,539,664 shares of our common stock are authorized for issuance under the 2005 Plan.  Shares of our common stock subject to options that have expired or otherwise terminate under the 2005 Plan without having been exercised in full will again become available for grant under the plan.  Shares of our common stock issued under the 2005 Plan may include previously unissued shares or reacquired shares bought on the market or otherwise.

Administration.  The 2005 Plan is administered by our board of directors, which may in turn delegate authority to administer the plan to a committee (the “Administrator”).  Subject to the terms of the 2005 Plan, the Administrator determines recipients, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting.  Subject to the limitations set forth below, the Administrator will also determine the exercise price of options granted under the 2005 Plan.

Stock options will be granted pursuant to stock option agreements.  The exercise price for ISOs cannot be less than 100% of the fair market value of the common stock subject to the option on the date of grant.  The exercise price for NSOs cannot be less than 85% of the fair market value of the common stock subject to the option on the date of grant.  Options granted under the 2005 Plan will vest at the rate specified in the option agreement.  Unvested shares of our common stock issued in connection with an early exercise may be repurchased by us.  In general, the term of stock options granted under the 2005 Plan may not exceed ten years.  Unless the terms of an optionholder’s stock option agreement provide for earlier or later termination, if an optionholder’s service relationship with us, or any affiliate of ours, ceases due to disability or death, the optionholder, or his or her beneficiary, may exercise any vested options for up to 12 months after the date the service relationship ends, unless the terms of the stock option agreement provide for earlier termination.  If an optionholder’s service relationship with us, or any affiliate of ours, ceases without cause for any reason other than disability or death, the optionholder may exercise any vested options for up to three months after the date the service relationship ends, unless the terms of the stock option agreement provide for a longer or shorter period to exercise the option.

Acceptable forms of consideration for the purchase of our common stock under the 2005 Plan, to be determined at the discretion of the Administrator at the time of grant, include (i) cash or (ii) the tendering of other shares of common stock or the attestation to the ownership of shares of common stock that otherwise would be tendered to Prosper in exchange for Prosper’s reducing the number of shares necessary for payment in full of the option price for the shares so purchased (provided that the shares tendered or attested to in exchange for the shares issued under the 2005 Plan may not be shares of restricted stock at the time they are tendered or attested to), or (iii) any combination of (i) and (ii) above.

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

Option Grants to Outside Directors.  Options may be granted to outside directors in accordance with the policies established from time to time by the Administrator specifying the number of shares, if any, to be subject to each award and the time(s) at which such awards shall be granted.  All options granted to outside directors shall be NSOs and, except as otherwise provided, shall be subject to the terms and conditions of the 2005 Plan.

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

401(k) Plan

We maintain through our payroll and benefits service provider, a defined contribution employee retirement plan that covers all of our employees meeting certain eligibility requirements.  The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code.  Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service, which is $16,500 for 2011.  Participants who are at least 50 years old can also make “catch-up” contributions, which in 2011 may be up to an additional $5,500 above the statutory limit.  Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions.  Employee contributions are held and invested by the plan’s trustee.  Prosper’s contributions to the plan are discretionary and we have not made any contributions to date.

Item 12. Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters

Principal Security Holders

The following table sets forth information regarding the beneficial ownership of our common stock as of March 12, 2012, by:

•each of our directors;

•each of our named executive officers;

•each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock; and

•all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC.  These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options or warrants that are immediately exercisable or exercisable within 60 days after March 12, 2012.  Except as otherwise indicated in the footnotes to the table below, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.  The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations are based on 2,897,859 shares of common stock outstanding as of March 12, 2012.  In addition, the calculation assumes conversion of all of our outstanding shares of convertible preferred stock.  Each share of our preferred stock is convertible at any time at the discretion of the holder.  All shares of our preferred stock convert into shares of common stock at a ratio of 1 to 1, except for shares of our Series E-1 Preferred Stock, which convert into shares of common stock at a ratio of 1,000,000 to 1.

In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed outstanding all shares of common stock subject to options and warrants held by that person or entity that are currently exercisable or exercisable within 60 days of March 12, 2012.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.  Beneficial ownership representing less than 1.0% is denoted with an asterisk (*).  Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners and officers are in care of Prosper Marketplace, Inc., 111 Sutter Street, 22nd Floor, San Francisco, CA 94104.

	Total Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Beneficial Ownership
		Percentage

Officer and Directors
James W. Breyer Trust Dated 3/25/2005 (1)	20,158,945	30.05%

Lawrence W. Cheng (2)	7,160,528	11.03%

David Silverman (3)	4,265,402	6.58%

Court Coursey (4)	2,234,256	3.44%

Timothy C. Draper (5)	7,109,006	10.96%

Jeff Jacobs (6)	25,000	*

Nigel W. Morris (7)	2,450,169	3.89%

Christian A. Larsen (8)	3,207,733	4.86%

Kirk T. Inglis (9)	423,345	*

Jim Catlin (10)	319,532	*

All directors and named executive officers as a group (11)*	47,353,916	72.67%

5% Shareholders
Accel Partners (12)	18,404,546	28.34%

Agilus Ventures (13)	7,160,528	11.03%

Benchmark Capital Partners (14)	3,807,720	5.86%

Crosslink Capital (15)	4,265,402	6.58%

DAG Ventures (16)	4,420,902	6.81%

Draper Fisher Jurvetson (17)	7,109,006	10.96%

IDG Capital Partners (18)	18,404,546	28.34%

Meritech Capital Partners (19)	4,420,902	6.81%

(1)
Consists of 1,742,653 shares of common stock issuable upon the conversion of preferred stock held by The James W. Breyer Trust dated 3/25/2005 and 11,746 shares of common stock issuable upon the exercise of warrants held by The James W. Breyer Trust dated 3/25/2005 (collectively, the “Breyer Trust Shares”); 11,330,637 shares of common stock issuable upon the conversion of preferred stock held by Accel Partners through certain of its affiliates, 76,371 shares of common stock issuable upon the exercise of warrants held by Accel Partners through certain of its affiliates and one share of common stock held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); and 6,997,538 shares of common stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates, (the “IDG Shares”).  Mr. Breyer has voting and investment power over the Breyer Trust Shares.  Mr. Breyer is a partner of Accel Partners, and Accel Partners is an affiliate of IDG Capital Partners. Therefore, Mr. Breyer may be deemed to share voting and investment power over the Accel Shares and the IDG Shares. Mr. Breyer disclaims beneficial ownership of the Accel Shares and the IDG Shares except to the extent of his pecuniary interest therein.

(2)
Consists of 7,085,235 shares of common stock issuable upon the conversion of preferred stock held by Agilus Ventures through certain of its affiliates and 75,293 shares of common stock issuable upon the exercise of warrants held by Agilus Ventures through certain of its affiliates (the “Agilus Shares”).  Volition Capital, LLC, manages the US portfolio of Agilus Ventures under a sub-advisory agreement and has voting and investment power over the Agilus Shares.  Mr. Cheng is a managing partner of Volition Capital and therefore may be deemed to share voting and investment power over the Agilus Shares.  Mr. Cheng disclaims beneficial ownership of the Agilus Shares except to the extent of his pecuniary interest therein.

(3)
Consists of 4,265,402 shares of common stock issuable upon the conversion of preferred stock held by Crosslink Capital through certain of its affiliates.  Mr. Silverman is a general partner of Crosslink Capital and therefore may be deemed to share voting and investment power over these shares. Mr. Silverman disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.

(4)
Consists of 2,234,256 shares of common stock issuable upon the conversion of preferred stock held by TomorrowVentures through certain of its affiliates.  Mr. Coursey is the managing partner of TomorrowVentures and therefore may be deemed to share voting and investment power over these shares.  Mr. Coursey disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

(5)
Consists of 7,109,006 shares of common stock issuable upon the conversion of preferred stock held by Draper Fisher Jurvetson through certain of its affiliates.  Mr. Draper. is a managing director of Draper Fisher Jurvetson and therefore may be deemed to share voting and investment power over these shares.  Mr. Draper disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

(6)	Consists of 25,000 shares of common stock issuable upon the exercise of stock options held by Mr. Jacobs.
(7)
Consists of 1,847,690 shares of common stock issuable upon the conversion of preferred stock held by QED Investors through certain of its affiliates and 602,479 shares of common stock issuable upon the exercise of warrants held by QED Investors through certain of its affiliates.  Mr. Morris is the managing partner of QED Investors and therefore may be deemed to share voting and investment power over these shares.  Mr. Morris disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

(8)
Consists of 6,621 shares of common stock issuable upon the conversion of preferred stock held by Mr. Larsen, 2,000,000 shares of common stock held by the Larsen-Lam Family Trust, of which Mr. Larsen is a trustee, and 1,201,112 shares of common stock issuable upon the exercise of stock options held by Mr. Larsen. Mr. Larsen has voting and investment power over the shares held by the Larsen Lam Family Trust.  On March 15, 2012, Christian A. Larsen resigned as President and Chief Executive Officer of the Company.  Mr. Larsen will continue to serve as Chairman of the Company’s Board of Directors.

(9)	Consists of 423,345 shares of common stock issuable upon the exercise of stock options held by Mr. Inglis.

(10)	Consists of 319,532 shares of common stock issuable upon the exercise of stock options held by Mr. Catlin.

(11)
Consists of 44,644,038 shares of common stock and common stock issuable upon the conversion of preferred stock, 1,943,989 shares of common stock issuable upon the exercise of stock options and 765,889 shares of common stock issuable upon the exercise of warrants.

*
Eric Schwartz was named a Director of the Company on March 15, 2012. As of that date, Mr. Schwartz held   individually or through certain of his affiliates, 2,131,616 shares of common stock issuable upon the conversion of preferred stock and 438,301 shares of common stock issuable upon the exercise of warrants.

(12)
Consists of 11,330,637 shares of common stock issuable upon the conversion of preferred stock held by Accel Partners through certain of its affiliates and 76,371 shares of common stock issuable upon exercise of warrants held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); and 6,997,538 shares of common stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (the “IDG Shares”). Accel Partners is deemed to have voting and investment power over the Accel Shares.  Accel Partners is an affiliate of IDG Capital Partners and may also therefore be deemed to share voting and investment power over the IDG Shares.  Accel Partners disclaims beneficial ownership of the IDG Shares except to the extent of its pecuniary interest therein.  The address of Accel Partners is 428 University Avenue, Palo Alto, California 94301.

(13)
Represents 7,085,235 shares of common stock issuable upon the conversion of preferred stock held by Agilus Ventures and 75,293 shares of common stock issuable upon exercise of warrants held by Agilus Ventures through certain of its affiliates.  Volition Capital, LLC, manages the US portfolio of Agilus Ventures under a sub-advisory agreement and has voting and investment power over the shares held by Agilus Ventures. The address of Agilus Ventures is 82 Devonshire Street, E16B, Boston, Massachusetts 02109.

(14)
Represents 3,724,035 shares of common stock issuable upon the conversion of preferred stock held by Benchmark Capital Partners through certain of its affiliates and 83,685 shares of common stock issuable upon exercise of warrants held by Benchmark Capital Partners through certain of its affiliates.  Benchmark Capital Partners is deemed to have voting and investment power over these shares. The address of Benchmark Capital Partners V, L.P. is 2480 Sand Hill Road, Suite 200, Menlo Park, California 94025.

(15)
Represents 4,265,402 shares of common stock issuable upon the conversion of preferred stock held by Crosslink Capital through certain of its affiliates. Crosslink Capital is deemed to have voting and investment power over these shares. The address for Crosslink Capital is Two Embarcadero Center, Suite 2200, San Francisco, CA 94111.

(16)
Represents 4,393,362 shares of common stock issuable upon the conversion of preferred stock held by DAG Ventures through certain of its affiliates and 27,540 shares of common stock issuable upon the exercise of warrants held by DAG Ventures through certain of its affiliates.  DAG Ventures is deemed to have voting and investment power over these shares. The address of DAG Ventures is 251 Lytton Avenue, Suite 200, Palo Alto, California 94301.

(17)
Represents 7,109,006 shares of common stock issuable upon the conversion of preferred stock held by Draper Fisher Jurvetson through certain of its affiliates.  Draper Fisher Jurvetson is deemed to have voting and investment power over these shares. The address for Draper Fisher Jurvetson is 2882 Sand Hill Road, Suite 150, Menlo Park, California 94025.

(18)
Represents 6,997,538 shares of common stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (“IDG Shares”), 11,330,637 shares of common stock issuable upon the conversion of preferred stock held by Accel Partners through certain of its affiliates and 76,371 shares of common stock issuable upon exercise of warrants held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”).  IDG Capital Partners is deemed to have voting and investment power over the IDG shares, and maybe deemed to control the Accel Shares, but disclaims control of the Accel Shares. The address for IDG Capital Partners is 99 Queen’s Road Central, Unit 1509, The Center, Hong Kong, China.

(19)
Represents 4,393,362 shares of common stock issuable upon the conversion of preferred stock held by Meritech Capital Partners through certain of its affiliates and 27,540 shares of common stock issuable upon the exercise of warrants held by Meritech Capital Partners through certain of its affiliates. Meritech Capital Partners is deemed to have voting and investment power over these shares. The address for Meritech Capital Partners is 245 Lytton Avenue, Suite 350, Palo Alto, California 94301.

The following table sets forth information, as of December 31, 2011, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2005 Stock Incentive Plan, as amended	12,087,620	$0.21	990,662
All stockholder approved plans	12,087,620	$0.21	990,662
Equity compensation plans not approved by stockholders:
N/A	N/A	N/A	N/A
All non-stockholder approved plans	N/A	N/A	N/A
Total	12,087,620	$0.21	990,662

(1)
The 2005 Stock Incentive Plan includes option issuances to employee, directors and certain consultants, advisors or vendors; however it does not include warrants granted to outside individuals, consultants, advisors and vendors.

The information set forth in Note 13 to the “Notes to Consolidated Financial Statements” below under the caption “Stock Option Plan and Other Stock Compensation” is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

Transactions with Related Parties

Since our inception, we have engaged in various transactions with our directors, executive officers and holders of more than 5% of our voting securities, and immediate family members and other affiliates of our directors, executive officers and 5% stockholders.  Since January 1, 2011, we have engaged in the following financial transactions with an aggregate value of greater than $120,000 with our directors, executive officers and holders of more than 5% of our voting securities and other affiliates of our directors executive officers.  We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Participation in Our Platform

Our executive officers, directors and 5% shareholders have bid on and purchased Notes originated through the platform from time to time in the past, and may do so in the future.  As of December 31, 2011, these parties had purchased $4,697,560 of Notes through the platform.  Christian Larsen has purchased Notes in an aggregate amount of approximately $1,460,728; James Breyer has purchased Notes in an aggregate amount of $955,873; Larry Cheng has purchased Notes in an aggregate amount of $33,772; Nigel Morris has purchased Notes in an aggregate amount of $35,100; and Tim Draper has purchased Notes in an aggregate amount of $518,481 and management, other affiliates and 5% shareholders have purchased Notes in an aggregate amount of $1,685,356.    Of the total aggregate amount of Notes purchased by executive officers, directors, and affiliates since inception through December 31, 2011, approximately $90,100 or 2% of principal has been charged off, as compared to approximately $49.7 million or 17% of principal charged off for all loans originated since inception through December 31, 2011.  The Notes were obtained on terms and conditions that were not more favorable than those obtained by other lenders.  In addition, from time to time, we may fund portions of qualified loan requests and hold any Notes we purchase as a result of such funding for our own account.  As of December 31, 2011, we have purchased notes in the aggregate amount of approximately $147,000.

Financing Arrangements with Significant Shareholders, Directors and Officers

In June 2011, we issued and sold to investors an aggregate of 23,222,747 shares of our Series E convertible preferred stock (“Series E”) at a purchase price of $0.74 per Series E share for an aggregate consideration of $17,150,000 net of issuance costs of approximately $441,000.   In connection with that sale, we issued 10,000,000 shares of the Company’s Series E-1 (“Series E-1”) Preferred Stock to certain holders of our Series A, B and C Preferred Stock who participated in the Series E financing.  The Series E-1 shares were allocated among these stockholders in proportion to their relative participation in the Series E financing.

In November 2011, Prosper entered into a stock purchase agreement with certain new investors (the “Share Purchasers”), pursuant to which, Prosper issued and sold to such Share Purchasers 8,996,739 shares of the Company’s Series F Preferred Stock (the “Series F”) for an aggregate purchase price of $9.0 million.  The Share Purchasers included certain investment funds that are affiliated with IDG Capital Partners and Accel Partners. James W. Breyer, who is a member of Prosper’s Board of Directors, is a partner of Accel Partners.

The participants in these convertible preferred stock financings included (i) the entities set forth in the following table (either directly or through one or more affiliates), each of which held, directly or indirectly, more than 5% of any class of our voting securities at the time the transactions indicated in the table were consummated, as well as (ii) the directors set forth in the table.

Participant	Series E	Series F

James W. Breyer Trust dated 3/25/2005	658,829

Accel Partners	4,283,622

Agilus Ventures	1,624,915

Meritech Capital Partners	2,031,144

DAG Ventures	2,031,144

Draper Fisher Jurvetson Fund	7,109,005

Crosslink Capital	4,265,403

IDG Capital Partners		6,997,538

Eric & Erica Schwartz Investments LLC		1,999,201

For further information regarding stock ownership for officers, directors and individuals owning greater than 5% ownership of all our classes of voting securities please see “Item 12 - Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters - Principal Security Holders.”

As of the date of this report, six of our directors, James W. Breyer, Lawrence W. Cheng, David Silverman, Court Coursey, Timothy Draper, and Eric Schwartz are affiliated with Accel Partners and IDG Capital Partners., Agilus Ventures, Crosslink Capital, TomorrowVentures, Draper Fisher Jurvetson and Eric & Erica Schwartz Investments LLC, respectively.  The notes to our beneficial ownership table describe these affiliations in greater detail in “Item 12 - Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters - Principal Security Holders.”

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

Item 14. Principal Accounting Fees and Services

        The following table sets forth the aggregate fees accrued or paid by the Company for the years ended December 31, 2011 and 2010 to the Company’s independent registered public accounting firm OUM & Co. LLP.

	December 31,
	2011	2010
Audit Fees (1)	$447,500	$565,000
Audit-Related Fees (2)	—	—
Audit and Audit Related Fees	$447,500	$565,000

Tax Fees (3)	—	—
All Other Fees	—	—

Total Fees	$447,500	$565,000

(1) Audit fees consist of fees billed for professional services rendered in connection with the audit of the annual consolidated financial statements of the Company, quarterly financial statements included in Forms 10Q, Post Effective Amendments and services that are provided in connection with our statutory or regulatory filings.
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

We have audited the accompanying balance sheets of Prosper Marketplace, Inc. as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prosper Marketplace, Inc. at December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ OUM & Co. LLP

San Francisco, California
March 29, 2012

Prosper Marketplace, Inc.
Balance Sheets
	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$19,213,553	$4,284,228
Restricted cash	4,364,102	2,566,631
Servicing rights	-	2,986
Receivables	12,941	6,306
Loans held for investment at fair value	137,314	-
Borrower Loans Receivable at fair value	75,762,894	23,689,950
Property and equipment, net	1,337,572	765,210
Prepaid and other assets	234,539	174,805
Intangible assets, net	-	50,306
Total assets	$101,062,915	$31,540,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,123,732	$554,347
Accrued liabilities	2,027,313	1,219,240
Borrower Payment Dependent Notes at fair value	76,159,501	23,478,046
Repurchase obligation	22,168	71,001
Notes payable	-	288,594

Total liabilities	79,332,714	25,611,228

Commitments and contingencies (see Note 15)

Stockholders' Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding as of December 31, 2011 and December 31, 2010)	4,024	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding as of December 31, 2011 and December 31, 2010)	3,310	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized, issued and outstanding as of December 31, 2011 and December 31, 2010)	2,064	2,064
Convertible preferred stock – Series D ($0.001 par value; 20,543,819 shares authorized; 20,340,705 issued and outstanding as of December 31, 2011 and December 31, 2010)	20,341	20,341
Convertible preferred stock – Series D-1 ($0.001 par value; none authorized, issued and outstanding as of December 31, 2011, and 3,110,188 shares authorized, issued and outstanding at December 31, 2010)	-	3,110
Convertible preferred stock – Series E ($0.001 par value; 23,222,747 shares authorized; 23,222,747 issued and outstanding as of December 31, 2011)	23,223	-
Convertible preferred stock – Series E-1 ($0.001 par value; 10,000,000 shares authorized; 10,000,000 issued and outstanding as of December 31, 2011)	10,000	-
Convertible preferred stock – Series F ($0.001 par value; 8,996,739 shares authorized; 8,996,739 issued and outstanding as of December 31, 2011)	8,997	-
Common stock ($0.001 par value; 81,414,566 shares authorized; shares 2,872,859 and 4,478,667 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively)	4,696	4,479
Additional paid-in capital	82,733,624	56,659,849
Less Treasury Stock	(291,046)	-
Accumulated deficit	(60,789,032)	(50,767,983)
Total stockholders' equity	21,730,201	5,929,194

Total liabilities and stockholders' equity	$101,062,915	$31,540,422

The accompanying notes are an integral part of these financial statements.

Prosper Marketplace, Inc.
Statements of Operations

	Years Ended December 31,
	2011	2010
Revenues
Origination fees	$2,836,917	$807,021
Loan servicing fees	23,389	167,826
Interest income on Borrower Loans and Payment Dependent Notes, net	496,014	188,127
Rebates and promotions	(1,169,278)	(85,909)
	2,187,042	1,077,065

Cost of revenues
Cost of services	(1,244,240)	(962,799)
Reversal of (Provision for) loan and Note repurchases	32,340	(45,543)
Net revenues	975,142	68,723

Operating expenses
Compensation and benefits	6,824,295	4,781,174
Marketing and advertising	2,017,981	634,904
Depreciation and amortization	482,457	550,252
General and administrative
Professional services	2,149,749	2,630,007
Facilities and maintenance	730,606	652,998
Other	1,061,218	1,325,370
Total expenses	13,266,306	10,574,705
Loss before other income and expenses	(12,291,164)	(10,505,982)

Other income and expenses
Interest income	5,657	11,135
Change in fair value on Borrower Loans, Loans Held for Investment and Payment Dependent Notes, net	280,564	340,787
Insurance recoveries	1,999,999	-
Loss on impairment of fixed assets	(124,387)	(47,241)
Other income	108,282	58,579
Total other income and expenses, net	2,270,115	363,260

Loss before income taxes	(10,021,049)	(10,142,722)
Provision for income taxes	-	-
Net loss	$(10,021,049)	$(10,142,722)

Net loss per share – basic and diluted	$(2.32)	$(2.27)
Weighted average shares - basic and diluted net loss per share	4,313,318	4,472,897

The accompanying notes are an integral part of these financial statements.

Prosper Marketplace, Inc.
Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of January 1, 2010	9,397,939	$9,398	4,460,667	$4,461	–	$–	$41,406,457	$(40,625,261)	$795,055
Issuance of convertible preferred stock, Series D	20,340,705	20,341					14,998,161		15,018,502
Issuance of convertible preferred stock, Series D-1	3,110,188	$3,110							3,110
Offering costs on preferred stock							(125,903)		(125,903)
Exercise of stock options			18,000	18			6,482		6,500
Issuance of common stock warrants							96,625		96,625
Compensation expense							278,027		278,027
Net loss								(10,142,722)	(10,142,722)
Balance as of January 1, 2011	32,848,832	$32,849	4,478,667	$4,479	–	$–	$56,659,849	$(50,767,983)	$5,929,194
Issuance of convertible preferred stock, Series E	23,222,747	23,223					17,116,777		17,140,000
Issuance of convertible preferred stock, Series E-1	10,000,000	10,000							10,000
Conversion of convertible preferred stock, Series D-1	(3,110,188)	(3,110)	1	-			3,110		(0)
Issuance of convertible preferred stock, Series F	8,996,739	8,997					8,991,340		9,000,337
Offering costs on preferred stock							(500,210)		(500,210)
Exercise of stock options			126,666	127			26,207		26,334
Exercise of common stock warrants			90,165	90			17,943		18,033
Issuance of common stock warrants							104,709		104,709
Purchase of Treasury Stock					(1,822,640)	(291,046)			(291,046)
Compensation expense							313,899		313,899
Net loss								(10,021,049)	(10,021,049)
Balance as of December 31, 2011	71,958,130	$71,959	4,695,499	$4,696	(1,822,640)	$(291,046)	$82,733,624	$(60,789,032)	$21,730,201

The accompanying notes are an integral part of these financial statements.

Prosper Marketplace, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(10,021,049)	$(10,142,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	482,457	550,252
Loss on impairment of fixed assets	124,387	47,241
Change in fair value of Loans held for investment	(3,167)	–
Change in fair value of Borrower Loans	(2,892,095)	1,569,867
Change in fair value of Borrower Payment Dependent Notes	2,614,698	(1,910,653)
Stock-based compensation expense	313,899	278,027
Warrant grants to nonemployees	104,709	–
Provision for (Reversal of) loan and Note repurchases	(32,340)	45,543
Change in fair value of servicing rights	2,986	21,333
Amortization of discount on long-term debt	11,406	153,279
Premium on early conversion of convertible note	–	300,000
Changes in operating assets and liabilities:
Restricted cash	(1,797,471)	(431,301)
Receivables	(6,635)	8,067
Prepaid and other assets	(59,734)	15,369
Accounts payable and accrued liabilities	1,377,458	(139,394)
Loan and Note repurchases	(16,493)	(14,543)
Net cash used in operating activities	(9,796,984)	(9,649,635)

Cash flows from investing activities:
Origination of Loans held for investment at fair value	(146,794)	–
Repayment of Loans held for investment at fair value	12,647	–
Origination of Borrower Loans held at fair value	(75,138,012)	(26,940,486)
Repayment of Borrower Loans held at fair value	25,957,163	8,701,032
Purchases of property and equipment	(1,128,898)	(380,048)
Net cash used in investing activities	(50,443,894)	(18,619,502)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	26,150,337	11,344,728
Offering costs - convertible preferred stock	(500,210)	(125,903)
Proceeds from issuance of Notes held at fair value	75,138,012	26,940,486
Payment of Notes held at fair value	(25,071,255)	(8,454,960)
Proceeds from the issuance of notes payable	–	2,550,000
Principal repayment of notes payable	(300,000)	(323,575)
Proceeds from issuance of common stock	44,365	6,500
Purchase of Treasury Stock	(291,046)	–
Net cash provided by financing activities	75,170,203	31,937,276

Net increase in cash and cash equivalents	14,929,325	3,668,139
Cash and cash equivalents at beginning of the year	4,284,228	616,089
Cash and cash equivalents at end of the year	$19,213,553	$4,284,228

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

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and loan terms set at one, three and  five years as of December 31, 2011.  All loans are funded by WebBank, an FDIC-insured, Utah-chartered industrial bank.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.

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

As reflected in the accompanying  financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $60.8 million as of December 31, 2011.  At December 31, 2011, the Company had approximately $19.2 million in cash and cash equivalents. Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.

2. Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with U.S generally accepted accounting principles (U.S. GAAP).

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

Prosper is subject to various regulatory requirements. The failure to appropriately identify and address these regulatory requirements could result in certain discretionary actions by regulators that could have a material effect on Prosper’s financial position and results of operations (See Note 15 —Commitments and Contingencies — Securities Law Compliance).

Cash and Cash Equivalents

Prosper invests its excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies. All highly liquid investments with stated maturities of twelve months or less from date of purchase are classified as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value. Such deposits periodically exceed amounts insured by the FDIC.

Restricted Cash

Restricted cash consists primarily of cash deposits required to support the Company’s ACH activities and secured corporate credit cards.

Borrower Loans and Borrower Payment Dependent Notes

Upon implementation of its current operating structure, the Company began issuing Notes and purchasing loans from WebBank, and holding the loans until maturity.  Prosper’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper.   As a result of these changes, borrower loans and the Notes are carried on our balance sheets as assets and liabilities, respectively.  In conjunction with our new operating structure, we adopted the provisions of ASC Topic 825, Financial Instrument. ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  The fair value election, with respect to an item, may not be revoked once an election is made.  In applying the provisions of ASC Topic 825, we recorded assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute.  We do not record a specific allowance account related to the borrower loans and Notes in which we have elected the fair value option, but rather estimate the fair value of the borrower loans and Notes using discounted cash flow methodologies adjusted for Prosper’s historical payment, loss and recovery rates. An account is considered to be a loss, or charged-off, when it reaches 121+ days past due.  We have reported the aggregate fair value of the borrower loans and Notes as separate line items in the assets and liabilities sections of the accompanying balance sheets using the methods described in ASC Topic 820, Fair Value Measurements and Disclosures – See Fair Value Measurement.

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

Intangible Assets

Prosper records the purchase of intangible assets not purchased in a business combination in accordance with ASC Topic 350. Prosper has an intangible asset resulting from the purchase of the “Prosper.com” domain name.  The intangible asset was amortized on a straight-line basis over five years.  As of December 31, 2011, the intangible asset was fully amortized.

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

During 2010 and 2011 management made the decision to discontinue the development of certain of its planned software development projects and to dispose of obsolete computer software and hardware. The software assets previously capitalized in 2008 and 2009 were deemed to be impaired in accordance with ASC Topic 360. An impairment charge for obsolete telephone equipment of $122,673 is included in other income (expense) in our statement of operations for the year ended December 31, 2011. An impairment charge of $47,241, which encompassed internal used projects capitalized in the fourth quarter of 2009 and the disposal of certain impaired computer software and equipment, is included as a component of other income (expense) in our statement of operations for the year ended December 31, 2010.

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

Origination fees

Origination fees are a percentage of the amount borrowed varying by Prosper Rating and are recognized when the loan is funded to the borrower. Currently, borrowers with a Prosper Rating of AA are charged an origination fee of 0.5% of the aggregate principal balance of the loan with no minimum fee, borrowers with a Prosper Rating of A through B are charged an origination fee of 3.95% of the aggregate principal balance of the loan and borrowers with a Prosper Rating of C through HR are charged an origination fee of 4.95% of the aggregate principal balance of the loan.

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

Interest income (expense) on Borrower Loans receivable and Payment Dependent Notes

We recognize interest income on our borrower loans using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Note based on the contractual interest rate. Gross interest income earned and gross interest expense incurred were $9,691,735 and $9,195,721, respectively for the year ended December 31, 2011. Gross interest income earned and gross interest expense incurred were $3,197,728 and $3,009,601, respectively for the year ended December 31, 2010.

Marketing and Advertising Expense

Under the provisions of ASC Topic 720, Other Expenses, the costs of advertising are expensed as incurred. Advertising costs were approximately $2,018,000 and $635,000 for the years ended December 31, 2011 and 2010, respectively.

Rebate and Promotional Expenses

The Company accounts for rebates and promotions in accordance with ASC Topic 605, Revenue Recognition.  From time to time we offer rebates and promotions to our borrower and lender members.  We record these rebates and promotions as an offset to revenue if a particular rebate or promotion is earned upon the origination of the loan. Our rebate and promotions have in the past been in the form of cash back and other incentives paid to lender and borrowers.

Stock-Based Compensation

The Company accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Stock Compensation.  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to awards that are expected to vest is amortized using the straight line method over the vesting term of the stock-based award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. The Company estimated its annual forfeiture rate to be 26.3% and 23.3% for the years ended December 31, 2011 and 2010, respectively.

Prosper has granted options to purchase shares of common stock to nonemployees in exchange for services performed. Prosper accounts for stock options and restricted stock issued to nonemployees in accordance with the provisions of ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires that equity awards be recorded at their fair value.  Under ASC Topic 718 and 505-50, Prosper uses the Black-Scholes model to estimate the fair value of options granted to nonemployees at each vesting date until performance is complete to determine the appropriate charge for the services provided. The volatility of our common stock was based on comparative company volatility.

The fair value of stock option awards for the years 2011 and 2010 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Years Ended December 31,
	2011	2010
Volatility of common stock	71.7%	67.7%
Risk-free interest rate	1.5%	1.8%
Expected life*	4.6 years	4.3 years
Dividend yield	0%	0%
Weighted-average fair value of grants	$0.08	$0.11
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

Total stock-based compensation expense for employee and non-employee stock-based awards reflected in the statements of operations for the years ended December 31, 2011 and 2010 is approximately $314,000 and $278,000, respectively. As of December 31, 2011, the unamortized stock-based compensation expense related to unvested stock-based awards was approximately $405,000, which will be recognized over the remaining weighted average vesting period of approximately 2.8 years.

Net Loss Per Share

Prosper computes net loss per share in accordance with ASC Topic 260 Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common shareholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At December 31, 2011, there were outstanding convertible preferred stock, warrants and options convertible into 61,958,136, 1,343,589 and 12,087,620 common shares, respectively, which may dilute future earnings per share. As the Company’s reporting a net loss for the years ended December 31, 2011 and 2010, potentially dilutive securities are excluded from the computation of net loss per share, as their effect would be antidilutive

Income Taxes

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

Under ASC Topic 740, Income Taxes (formerly, FIN 48 Accounting for Uncertainty in Income Taxes) our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change.

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, borrower loans receivable, accounts payable and accrued liabilities, Borrower Payment Dependent Notes and long-term debt.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

The following tables present the assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010:

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing rights	—	—	$2,986	$2,986
Borrower Loans receivable	—	—	23,689,950	23,689,950

Liabilities
Borrower Payment Dependent Notes	—	—	$23,478,046	$23,478,046

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans receivable	—	—	$75,762,894	$75,762,894

Loans Held for Investment			137,314	137,314

Liabilities
Borrower Payment Dependent Notes	—	—	$76,159,501	$76,159,501

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

Our obligation to pay principal and interest on any borrower payment dependent Note is equal to the loan payments, if any, we receive on the corresponding borrower loan, net of our 1.0% servicing fee.  As such, the fair value of the Note is approximately equal to the fair value of the borrower loans, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to Note holders.  Any unrealized gains or losses on the borrower loans and borrower payment dependent notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations.  The effective interest rate associated with the Notes will be less than the interest rate earned on the borrower loans due to the 1.0% servicing fee.  See Note 7 for a rollforward and further discussion of the significant assumptions used to value borrower loans and Borrower Payment Dependent Notes.

Servicing rights related to loans originated prior to October 16, 2008 do not trade in an active open market with readily observable prices. Although sales of servicing assets do occur, the nature and character of the assets underlying those transactions are not similar to those held by the Company and, therefore, the precise terms and conditions typically seen in the marketplace would likely not be available to the Company. Accordingly, management determined the fair value of its servicing rights using a discounted cash flow model to project future expected cash flows based upon a set of valuation assumptions Prosper believes market participants would use for similar rights. The primary assumptions Prosper uses for valuing its servicing asset include prepayment speeds, default rates, cost to service, profit margin, and discount rate.

Prosper reviewed these assumptions to ensure that were consistent with market conditions. Inaccurate assumptions in valuing the servicing rights could affect Prosper’s results of operations. Due to the nature of the valuation inputs, servicing assets are classified as Level 3. The change in the fair-value of servicing rights is included in cost of services in the statement of operations.  Servicing rights decreased to zero as loans originated prior to October 16, 2008 had fully matured or charged off as of December 31, 2011.

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Servicing Rights	Borrower Loans	Borrower Payment Dependent Notes	Loans Held for Investment	Total
Balance at December 31, 2009	$24,319	$7,020,363	$(6,903,173	$ —	$141,509
Originations	—	26,940,486	(26,940,486)	—	—
Principal repayments	—	(8,701,032)	8,454,960	—	(246,072)
Change in fair value on borrower loans and Payment Dependent Notes	—	(1,569,867)	1,910,653	—	340,786
Change in fair value of servicing rights	(21,333)	—	—	—	(21,333)
Balance at December 31, 2010	$2,986	$23,689,950	$ (23,478,046)	$ —	$214,890
Originations	—	75,138,012	(75,138,012)	146,794	146,794
Principal repayments	—	(25,957,163)	25,071,255	(12,647)	(898,555)
Change in fair value on borrower loans and Payment Dependent Notes	—	2,892,095	(2,614,698)	—	277,397
Change in fair value of servicing rights	(2,986)	—	—	—	(2,986)
Change in the fair value of Loans held for investment		—	—	3,167	3,167
Balance at December 31, 2011	$—	$75,762,894	$(76,159,501)	$ 137,314	$(259,293)

No other assets or other liabilities were carried at fair value as of December 31, 2011 and 2010.

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends Topic 820, Fair Value Measurement. ASU No. 2011-04 issues additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company's financial statements.

In June 2011, the FASB issued guidance regarding presentation of other comprehensive income in the financial statements. This guidance will eliminate the option under GAAP to present other comprehensive income in the statement of changes in equity. Under the guidance, the Company will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance will not have a material impact on the Company’s financial statements.

3. Cash and Cash Equivalents

Cash and cash equivalents consist of the following:
	December 31,
	2011	2010
Cash and cash equivalents:
Cash	$19,213,553	$4,203,878
Money market mutual funds	—	80,350
Total cash and cash equivalents	$19,213,553	$4,284,228

4. Property and Equipment

Property and equipment consist of the following:
	December 31
	2011	2010
Property and equipment:
Computer equipment	$1,451,124	$1,011,567
Purchased software	292,886	151,037
Office equipment and furniture	58,601	42,345
Leasehold improvements	41,257	29,230
Internal-use software	1,579,623	1,348,901
Assets not yet placed in service	149,322	124,923
	3,572,813	2,708,003
Less accumulated depreciation and amortization	(2,235,239)	(1,942,793)
Total property and equipment, net	$1,337,572	$765,210

Depreciation expense for 2011 and 2010 was $432,151 and $429,521, respectively. Prosper capitalized internal-use software costs in the amount of $369,984 and $488,168 for the years ended December 31, 2011 and 2010, respectively.

5. Intangible Assets

	December 31,
	2011	2010
Intangible asset:
Domain name	$603,659	$603,659
Less accumulated amortization	(603,659)	(553,353)
Intangible asset, net	$—	$50,306

Amortization expense related to the intangible asset was $50,306 and $120,732 for the years ended December 31, 2011 and 2010, respectively. The intangible asset was fully amortized during the year ended December 31, 2011.

6. Loans Held for Investment

As of December 31, 2011, we funded and retained a total of approximately $147,000 of borrower loans originated through our platform. When a borrower member loan has been funded in whole, or in part, by us, we retain the portion of the borrower’s monthly loan payment that corresponds to the percentage of the loan that we have funded. In these cases, we record interest income on these borrower loans.

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

The fair value adjustment on these loans held for investment was $3,167, which is included in earnings for the year ended December 31, 2011.  As of December 31, 2011 we have received $12,647 in payment on these loans.  As of December 31, 2011, there were no loans held for investment that were greater than 90 days delinquent.

7. Borrower Loans and Borrower Payment Dependent Notes Held at Fair Value

Prosper estimates the fair value of the Notes and borrower loans using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions Prosper used to value the borrower loans and Notes include prepayment rates derived from historical prepayment rates for each credit score, default rates derived from historical performance, recovery rates and discount rates applied to each credit tranche based on the perceived credit risk of each credit grade. Our obligation to pay principal and interest on any Note is equal to the loan payments, if any, we receive on the corresponding borrower loan, net of our 1.0% servicing fee.  As such, the fair value of the Note is approximately equal to the fair value of the borrower loans, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to Note holders.  The effective interest rate associated with the Notes will be less than the interest rate earned on the borrower loans due to the 1.0% servicing fee.

For borrower loans originated and Notes issued during 2010, we used the following average assumptions to determine the fair value as of December 31, 2011:

Monthly prepayment rate speed	1.55%
Recovery rate	5.18%
Discount rate *	8.93%
Portfolio Default Rate	9.89%
* This is the average discount rate among all of Prosper’s credit grades

The following table presents additional information about borrower loans and Notes measured at fair value on a recurring basis for the year ended December 31, 2011:
	Borrower Loans	Notes
Fair value at December 31, 2010	$23,689,950	$23,478,046
Originations	75,138,012	75,138,012
Principal repayments	(25,957,163)	(25,071,255)
Unrealized gains or losses included in earnings	2,892,095	2,614,698
Fair value at December 31, 2011	$75,762,894	$76,159,501

Due to the recent origination of the borrower loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  The Company had no originations of borrower loans or issuances of Notes prior to July 13, 2009.  Of the loans originated from July 13, 2009 to December 31, 2011, the Company had 128 loans which were 90 days or more delinquent for an aggregate principal amount of $525,017 and a fair value of $40,608 as of December 31, 2011.

8. Long-Term Debt

Notes payable consist of the following:
	Non-interest Bearing Promissory Note	Convertible Promissory Notes	Total
Balance at December 31, 2009	$286,537	$986,775	$1,273,312
Principal repayment on non-interest bearing promissory note	(20,000)	—	(20,000)
Debt discount attributed to convertible promissory notes	—	(96,625)	(96,625)
Amortization of discount on notes	22,057	131,220	153,277
Issuance of convertible promissory notes	—	2,550,000	2,550,000
Accrued interest on convertible promissory notes	—	109,089	109,089
Conversion of promissory notes and accrued interest	—	(3,376,884)	(3,376,884)
Repayment of Larsen Bridge Note and accrued interest	—	(303,575)	(303,575)
Balance at December 31, 2010	$288,594	$—	$288,594
Principal repayment on non-interest bearing promissory note	(300,000)	—	(300,000)
Amortization of discount on notes	11,406	—	11,406
Balance at December 31, 2011	$—	$—	$—

Non-interest bearing promissory note

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. The note was discounted by $109,583 for a net payable of $270,417. The promissory note included both principal and interest and was payable in annual installments of $20,000 due on the first, second, third, and fourth anniversary of the note and $300,000 due on the fifth anniversary of the note. We made the final payment of $300,000 during 2011.  Interest on the note was imputed at an 8% annual rate and was amortized to interest expense over the five year life of the loan.

Convertible Promissory Notes

On November 10, 2009, Prosper and QED Fund I, L.P., a Delaware limited partnership (“QED”), entered into a Note and Warrant Purchase Agreement (the “QED Purchase Agreement”), pursuant to which, Prosper issued to QED a Convertible Promissory Note (the “QED Note”) dated as of November 10, 2009.  The QED Note had a principal amount of $1,000,000.  Interest on the QED Note accrued at a per annum rate of 15.0%. In connection with the consummation of the Series D Financing on April 15, 2010, the QED Note and all accrued interest thereunder were converted into Series D preferred stock equal to principal and accrued interest of $1,064,521 on the QED Note, plus $300,000 which represented consideration for QED’s agreement to convert the QED Note prior to its maturity date.  This additional conversion privilege was accounted for as interest expense on the date of the conversion in our statement of operations for the year ended December 31, 2010.  During the year ended December 31, 2010, $3,676,884 was included as conversion of promissory notes in the Statement of Cash Flows.

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

9. Accrued Liabilities

As of December 31, 2011 and 2010, accrued liabilities consist of the following:
	December 31,
	2011	2010
Legal accruals and fees	$530,252	$373,572
Audit, tax and accounting	284,174	411,256
Payroll and benefits	262,507	161,732
Loan servicing costs	448,631	115,364
Other	501,749	157,316
Total Accrued Liabilities	$2,027,313	$1,219,240

10. Repurchase Obligation

Changes in the loan repurchase obligation are summarized below:

	Years Ended December 31,
	2011	2010
Beginning of year balance:	$71,001	$40,001
Provision for repurchases	(48,833)	45,543
Loans and Notes repurchased and immediately charged off (net of recoveries)	-	(14,543)
End of year balance:	$22,168	$71,001

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

Basic and diluted loss per share was calculated as follows:

	Years Ended December 31,
	2011	2010
Numerator:
Net loss	$(10,021,049)	$(10,142,722)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	4,313,318	4,472,897

Basic and diluted net loss per share	$(2.32)	$(2.27)

Due to losses attributable to common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	Years Ended December 31,
	2011	2010
Excluded Securities:	(shares)	(shares)
Convertible preferred stock issued and outstanding	61,958,136	32,848,832
Stock options issued and outstanding	12,087,620	5,766,859
Warrants issued and outstanding	1,343,589	492,534
Total common stock equivalents excluded from diluted net loss per common share computation	75,389,345	39,108,225

12. Stockholders’ Equity

Preferred Stock

Under Prosper’s amended and restated certificate of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.

In April 2005, Prosper sold 4,023,999 shares of Series A convertible preferred stock (Series A Preferred Stock) in a private placement for $7,464,450, net of issuance costs of $80,550. In February 2006, Prosper sold 3,310,382 shares of Series B convertible preferred stock (Series B Preferred Stock) in a private placement for $12,412,302, net of issuance costs of $87,700. In June 2007, Prosper sold 2,063,558 shares of Series C convertible preferred stock (Series C Preferred Stock) in a private placement for $19,919,009, net of issuance costs of $80,996. In April 2010, Prosper issued and sold 20,340,705 shares of Series D convertible preferred stock (Series D Preferred Stock) and 3,110,188 shares of Series D-1 convertible preferred stock (Series D-1 Preferred Stock) in a private placement for $14,595,709, net of issuance costs of $125,903.  In June 2011, Prosper sold 23,222,747 shares of Series E convertible preferred stock (Series E Preferred Stock) in a private placement for $16,708,524, net of issuance costs of $441,476.  In connection with that sale, we issued 10,000,000 shares of Series E-1 convertible preferred stock (Series E-1 Preferred Stock) to certain holders of Series A, Series B and Series C Preferred Stock who participated in the sale.  We allocated shares of Series E-1 Preferred Stock among these stockholders in proportion to their relative participation in the Series E financing.  Upon issuance of our Series E and Series E-1 Preferred Stock, all shares of our Series D-1 Preferred Stock were converted to shares of our common stock (Common Stock). In November, 2011, Prosper sold 8,996,739 shares of Series F convertible preferred stock (Series F Preferred Stock) in a private placement for $8,941,602, net of issuance costs of approximately $58,735.

Dividends

The holders of Series D, Series E and Series F Preferred Stock are entitled to receive an annual dividend per share in an amount equal to 8% times the liquidation preference for such share, payable in preference and priority to any declaration or payment of any distribution on Common Stock  in such calendar year.  The right to receive dividends on shares of Series D, Series E and Series F Preferred Stock  is cumulative from and after the date of issuance of such shares. Such dividends shall be payable only when, as, and if declared by the Board of Directors.  Holders of Series E-1 Preferred Stock are not entitled to receive dividends in preference and priority to, or on a pari passu basis with, the other Preferred Stock or the Common Stock. Dividends on shares of Series E-1 Preferred Stock shall be payable only when, as, and if declared by the Board of Directors. To date, no dividends have been declared on any of the Company’s Preferred Stock or Common Stock, and there are no dividends in arrears at December 31, 2011.

Conversion

Each share of Preferred Stock shall automatically be converted into fully-paid, non-assessable shares of Common Stock at the conversion rate for such share (i) immediately prior to the closing of an underwritten initial public offering at a price per share (prior to underwriting commissions and expenses) that values the Company at at least $200,000,000 in an offering with aggregate proceeds to the Company of at least $40,000,000 (before  deducting underwriters commissions and expenses), pursuant to an effective registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), covering the offer and sale of Common Stock, or (ii) upon the receipt of a written request for such conversion from the holders of more than sixty percent (60%) of the outstanding shares of Preferred Stock, or, if later, the effective date for conversion specified in such request, provided that shares of Series D Preferred Stock shall not be automatically converted pursuant to this clause (ii) unless the holders of eighty-two percent (82%) of the outstanding shares of Series D Preferred Stock approve such conversion, shares of Series E Preferred Stock shall not be automatically converted pursuant to this clause (ii) unless the holders of eighty-two percent (82%) of the outstanding shares of Series E Preferred Stock approve such conversion, and shares of Series F Preferred Stock shall not be automatically converted pursuant to clause (ii) unless the holders of eighty-two percent (82%) of the outstanding shares of Series F Preferred Stock approve such conversion.  In addition, when a liquidation event occurs, if any of a holder’s shares of Series A, Series B or Series C Preferred Stock have been converted into Common Stock, then all shares of Series E-1 Preferred Stock held by such holder shall automatically be converted into fully-paid, non-assessable shares of Common Stock at the then effective conversion rate for such shares immediately prior to such liquidation event.

Liquidation Rights

In the event of any sale liquidation, dissolution, or winding up of Prosper, whether voluntary or involuntary, the holders of Series F Preferred Stock and Series E Preferred Stock shall be entitled to receive, pari passu with each other and prior and in preference to any distribution of the proceeds to the holders of Series A, Series B, Series C, Series D or Series E-1 Preferred Stock or Common Stock by reason of their ownership of such stock, an amount for each share of Series E or Series F Preferred Stock held by them equal to the liquidation preference of such share (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on such share.  If upon such liquidation event, the assets of the Company legally available for distribution to the holders of the Series E Preferred Stock and Series F Preferred Stock are insufficient to pay the preferential amount specified above, then the entire assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series E Preferred Stock and Series F Preferred Stock.

After the payment or setting aside for payment to the holders of Series E Preferred Stock and Series F Preferred Stock of the preferential amount specified above, the holders of Series D Preferred Stock shall be entitled to receive, prior and in preference to any distribution of proceeds to the holders of Series A, Series B, Series C or Series E-1 Preferred Stock or Common Stock by reason of their ownership of such stock, an amount for each share of Series D Preferred Stock held by them equal to the liquidation preference of such share (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on such share.   After the payment of or settling aside for payment to the of holders of Series F, Series E and Series D Preferred Stock of the full amounts specified above, the holders of Series E-1 Preferred Stock shall be entitled to receive, prior and in preference to any distribution of proceeds to the holders of Series A, Series B or Series C Preferred Stock or Common Stock by reason of their ownership of such stock, an amount per share for each share of Series E-1 Preferred Stock held by them equal to $1.00.

After the payment or setting aside for payment to the holders of Series F, Series E, Series D and Series E-1 Preferred Stock of the preferential amounts specified above, the entire remaining proceeds legally available for distribution shall be distributed pro rata to the holders of Series F Preferred Stock Series E Preferred Stock, Series D Preferred Stock and Common Stock in proportion to the number of shares of common stock held by them, assuming for purposes of the calculation that all outstanding shares of Series F, Series E and Series D Preferred Stock were converted into Common Stock at the conversion rate then in effect, provided, however, that the maximum aggregate amount per share that may be paid to a holder of Series F, Series E or Series D Preferred Stock in connection with a liquidation event will be three times the original issue price for such share.

Voting

Each holder of shares of Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock could be converted and shall have voting rights and powers equal to the voting rights and powers of the Common Stock (except as otherwise expressly provided herein or as required by law), voting together with the Common Stock as a single class, and shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of Prosper. The holders of Preferred Stock shall vote as one class with the holder of the Common Stock except with respect to certain matters that require separate votes.

Common Stock

Prosper is authorized to issue up to 81,414,566 shares of common stock, $0.001 par value, of which 2,872,859 and 4,478,667 shares were issued and outstanding as of December 31, 2011 and 2010, respectively.  Each holder of common stock shall be entitled to one vote for each share of common stock held.  In November of 2011, Prosper entered into a stock repurchase agreement pursuant to which Prosper repurchased from one of our co-founders 1,800,000 shares of the company’s common stock at a purchase price of $0.16 per share for an aggregate purchase price of $288,000.

Common Stock Issued for Services

Nonemployees

The Company did not grant any immediately vested common shares to nonemployees for services during the years ended December 31, 2011 and 2010.

Common Stock Issued upon Exercise of Stock Options

For the years ended December 31, 2011 and 2010, the Company issued 126,666 and 18,000 shares of common stock, respectively, upon the exercise of options for cash proceeds of $26,334 and $6,500, respectively.

Common Stock Issued upon Exercise of Warrants

For the year ended December 31, 2011, the Company issued 90,165 shares of common stock upon the exercise of warrants for cash proceeds of $18,033.  There were no shares of common stock issued upon the exercise of warrant during the year ended December 31, 2010.

13. Stock Option Plan and Other Stock Compensation

In 2005, Prosper’s stockholders approved the adoption of the 2005 Stock Option Plan (the Plan). Under the Plan, options to purchase up to 1,879,468 shares of common stock were reserved and may be granted to employees, directors, and consultants by the Board of Directors to promote the success of Prosper’s business. During 2008, the Board of Directors increased the total number of options under the Plan by 500,000 for a total of 2,379,468 options available for grant. During 2009, the Board of Directors increased the total number of options under the Plan by an additional 500,000 for a total of 2,879,468 options available for grant. During 2010, the Board of Directors increased the total number of options under the Plan by an additional 6,109,321 for a total of 8,988,789 options available to grant. During 2011, the Board of Directors increased the total number of options under the Plan by an additional 4,550,875 for a total of 13,539,664 available for grant.

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

Option activity under the Option Plan is summarized as follows for the years below:
	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2009	1,897,126	$0.96
Options granted (weighted average fair value of $0.11)	5,265,897	0.20
Options exercised	(18,000)	0.36
Options canceled	(1,378,164)	0.83
Balance as of December 31, 2010	5,766,859	$0.30
Options granted (weighted average fair value of $0.08)	7,747,145	0.14
Options exercised	(126,666)	0.21
Options canceled	(1,299,718)	0.18
Balance as of December 31, 2011	12,087,620	$0.21

Options outstanding and exercisable at December 31, 2011	3,205,923	$0.35

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of December 31, 2011 is as follows:
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.12 - $0.12	5,147,963	9.69	$0.12	$257,398	25,000	$0.12	$1,250
$0.17 - $0.17	893,137	9.96	0.17	–	0	0.00	–
$0.20 - $0.20	5,182,092	8.57	0.20	–	2,462,769	0.20	–
$0.25 - $0.25	25,000	3.62	0.25	–	25,000	0.25	–
$0.50 - $0.50	304,117	4.87	0.50	–	304,117	0.50	–
$0.56 - $0.56	365,000	7.59	0.56	–	223,124	0.56	–
$1.94 - $1.94	125,311	7.01	1.94	–	123,310	1.94	–
$2.17 - $2.17	45,000	6.19	2.17	–	42,603	2.17	–
	12,087,620	8.99	$0.21	$257,398	3,205,923	$0.35	$1,250

The intrinsic value is calculated as the difference between the value of Prosper's common stock at December 31, 2011, which was $0.17 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the years ended December 31, 2011 and 2010 reflect the expenses that Prosper expects to recognize after the consideration of estimated forfeitures.

14. Income Taxes

The Company did not have any current or deferred federal or state income tax expense for the years ended December 31, 2011 and 2010.  The income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

	Years Ended December 31,
	2011		2010
Federal tax at statutory rate	$(3,423,000)	34.0%	$(3,437,000)	34.0%
State tax at statutory rate (net of federal benefit)	(629,000)	6.2%	(592,000)	5.9%
Change in valuation allowance	4,019,000	(39.9)%	3,747,000	(37.1)%
Other	33,000	(0.4)%	282,000	(2.9)%
	$–		$–

Temporary items that give rise to significant portions of deferred tax assets and liabilities (tax- effected) at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$22,753,000	$18,914,000
Research and development tax credits	659,000	551,000
Fixed assets	108,000	97,000
Accrued liabilities and other	368,000	308,000
	23,888,000	19,870,000
Deferred tax liabilities:
Other	-	-
	23,888,000	19,870,000
Valuation allowance	(23,888,000)	(19,870,000)
Net deferred tax asset	$-	$-

The net deferred tax asset of $23,888,000 at December 31, 2011 consists of a net current deferred tax asset of $251,000 and a net noncurrent deferred tax asset of $23,638,000. The net deferred tax asset of $19,870,000 at December 31, 2010 consists of a net current deferred tax asset of $99,000 and a net noncurrent deferred tax asset of $19,770,000. Under ASC 740, Accounting for Income Taxes, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance would be based upon management’s best estimate of Prosper’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reversed when management believes that the assets are realizable on a more-likely-than-not basis.

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in ASC 740 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset. Realization of the deferred tax assets is dependent upon future earnings, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of $23,888,000 and $19,870,000 for the years ended December 31, 2011 and 2010, respectively.

The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize net operating losses and credit carryforwards may be limited in the future as the result of such an “ownership change.”

The Company has not performed a Section 382 analysis (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation).  Should an ownership change occur, it would substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year.  We will continue to monitor this issue to determine whether or not any ownership changes have occurred and may occur (and if so, when they occurred) that would result in limitations on our NOLs or certain other tax attributes.  It is possible that these determinations could result in further limitations on our NOLs or certain other tax attributes.

We file income tax returns in the United States, California and New York.  Prosper has net operating loss carryforwards for both federal and state income tax purposes of approximately $57 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will begin to expire in 2025.  The state net operating loss carryforwards will begin to expire in 2015.  Prosper also has federal and California research and development tax credits of about $356,000 and $375,000.  The federal research credits will begin to expire in the year 2025, and the California research credits have no expiration date.  The Company has capital loss carryforwards of $674,000 for both federal and California which will expire in 2012.

The Company's federal and California state income tax returns for tax years 2008 and 2007, respectively and beyond remain subject to examination by the Internal Revenue Service and Franchise Tax Board, respectively.  In addition, all of the net operating losses that may be used in future years are still subject to adjustment.  The Company’s New York income tax returns for tax years 2005 and beyond remain subject to examination.

The Company did not have unrecognized tax benefits as of December 31, 2011 and we do not expect this to change significantly over the next twelve months.   The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.   As of December 31, 2011, the Company has not accrued interest or penalties.

15. Commitments and Contingencies

Future minimum lease payments

Prosper leases its corporate office and co-location facility under non-cancelable operating leases that expire in July 2013 and August 2014, respectively. Prosper’s corporate office lease has the option to renew for an additional two years.  Future minimum rental payments under these leases as of December 31, 2011 are as follows:

Year ending December 31:	2011
2012	$534,579
2013	368,913
2014	86,569
Total future operating lease obligations	$990,061

Rental expense under premises-operating lease arrangements was $413,540 and $409,722 for the years ended December 31, 2011 and 2010, respectively.

The Company amended and restated an agreement with WebBank, a Utah-chartered industrial bank, under which all loans originated through the Prosper marketplace are made by WebBank under its bank charter. The arrangement allows for loans to be offered to borrowers at uniform nationwide terms. The Company is required to pay the greater of a monthly minimum fee or a fee calculated based on a certain percentage of monthly loan origination volume.

The Company has an agreement with a third party broker-dealer in which the third party agreed to operate and maintain the Note Trader Platform for the secondary trading of Borrower Payment Dependent Notes.  The Company is required to pay the third party broker-dealer an agreed upon monthly fee which equals the difference between the minimum monthly fee and the transaction fees collected by the third party provider during that month.

Securities Law Compliance

From inception through October 16, 2008, the Company sold approximately $178.1 million of loans to lender members through the old platform structure, whereby the Company assigned promissory notes directly to lender members. The Company did not register the offer and sale of the promissory notes corresponding to these loans under the Securities Act or under the registration or qualification provisions of any state securities laws. Prosper believes that the question of whether or not the operation of the platform during this period constituted an offer or sale of “securities” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the platform during this period were viewed as a securities offering, the Company would have failed to comply with the registration and qualification requirements of federal and state laws and lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation, although the statute of limitations period under various state laws may be for a longer period of time.

The Company’s decision to restructure the platform and cease sales of promissory notes offered through the platform effective October 16, 2008 limited this contingent liability to the period covering its activities prior to October 16, 2008.

On April 21, 2009, the Company and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between the Company and the states in which the Company offered loan notes for sale prior to November 2008. The consent order involves payment by the Company of up to an aggregate of $1.0 million in penalties, which have been allocated among the states based on the Company’s loan sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1.0 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of the Company’s note sale activities prior to November 2008.  Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order.  However, no state is obliged to do so, and there is no deadline by which a state must make its decision. The Company is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against the Company, subject to any applicable statute of limitations. As of December 31, 2011, the Company has entered into consent orders with 33 states and has paid an aggregate of $436,717 in penalties to those states.

As of December 31, 2011 and 2010, the Company had accrued approximately $277,000 and $284,000, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state, using the Company’s note sales from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order, assigning a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, the Company considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against the Company; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known.

On November 26, 2008, plaintiffs, Christian Hellum, William Barnwell and David Booth, individually and on behalf of all other plaintiffs similarly situated, filed a class action lawsuit against the Company and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California.  The suit was brought on behalf of all loan note purchasers on the platform from January 1, 2006 through October 14, 2008.  The lawsuit alleges that the Company offered and sold unqualified and unregistered securities in violation of the California and federal securities laws.  The lawsuit seeks class certification, damages and the right of rescission against the Company and the other named defendants, as well as treble damages against the Company and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest.

On February 25, 2011, the plaintiffs filed a Third Amended Complaint, which removed David Booth as a plaintiff and added Brian Russom and Michael Del Greco as plaintiffs.  The new plaintiffs are representing the same putative class and prosecuting the same claims as the previously named plaintiffs. On January 26, 2012, the court issued a tentative ruling granting the plaintiffs’ motion for class certification.

The Company’s insurance carrier with respect to the class action lawsuit, Greenwich Insurance Company (“Greenwich”), denied coverage.  On August 21, 2009, the Company filed suit against Greenwich in the Superior Court of California, County of San Francisco, California.  The lawsuit sought a declaration that the Company was entitled to coverage under its policy with Greenwich for losses arising out of the class action lawsuit as well as damages and the award of attorneys’ fees and pre- and post-judgment interest.

On January 26, 2011, the court issued a final statement of decision finding that Greenwich has a duty to defend the class action lawsuit, and requiring that Greenwich pay the Company's past and future defense costs in the class action suit up to $2 million.  Greenwich subsequently made payments to the Company in the amount of $2 million to reimburse the Company for the defense costs it had incurred in the class action suit.  As a result, Greenwich has now satisfied its obligations with respect to the Company’s defense costs for the Hellum suit, with the exception of $142,584 in pre-judgment interest that Greenwich will be required to pay to the Company when a final judgment has been entered in the suit and all appeals have been exhausted.

On July 1, 2011, the Company and Greenwich entered into a Stipulated Order of Judgment pursuant to which the Company agreed to dismiss its remaining claims against Greenwich.  On August 12, 2011, Greenwich filed a notice of appeal of the court's decision regarding Greenwich’s duty to defend up to $2 million.

The Company intends to vigorously defend the class action lawsuit.  The Company cannot, however, presently determine or estimate the final outcome of the lawsuit, and there can be no assurance that it will be finally resolved in the Company’s favor.  If the class action lawsuit is not resolved in the Company’s favor, the Company might be obliged to pay damages, and might be subject to such equitable relief as a court may determine.   Accordingly, the Company has not recorded an accrued loss contingency in connection with its sale of notes through the platform prior to November 2008. Accounting for loss contingencies involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements.

As of December 31, 2011, the lawsuits are in their preliminary stages and their probable outcomes cannot presently be determined, nor can the amount of damages or other costs that might be borne by Prosper be estimated.

16. Related Parties

Prosper’s executive officers, directors and certain affiliates participate on the Company’s lending platform by placing bids and purchasing loans originated from Prosper.  The aggregate amount of the loans purchased and the income earned by parties deemed to be affiliates and related parties of the Company as of December 31, 2011 and 2010 at that time are summarized below:

Related Party	Aggregate Amount of Loans Purchased		Income Earned on Loans
	2011	2010	2011	2010
Executive officers and management	$1,592,123	$672,799	$101,940	$15,034
Directors	1,551,477	724,094	34,991	19,734
Affiliate	5,610,426	248,274	301,995	468
	$8,754,026	$1,645,167	$438,926	$35,236

The loans were obtained on terms and conditions that were not more favorable than those obtained by other lenders. Of the total aggregate amount of loans purchased since inception approximately $402,094 or 5% and $171,006 or 10% of principal has been charged off through December 31, 2011 and 2010, respectively. Prosper has earned approximately $13,345 and $2,290 in servicing fee revenue related to these loans for the years ended December 31, 2011 and 2010, respectively.

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

18. Subsequent Events

On February 17, 2012, the Company formed Prosper Funding LLC, a Delaware limited liability company (“PFL”).  The Company is the sole member of PFL. PFL has been organized and will be operated in a manner that is intended to minimize the likelihood that it will (i) become subject to bankruptcy proceedings or (ii) be substantively consolidated with the Company, and thus have its assets subject to claims by the Company’s creditors, in the event the Company becomes subject to a bankruptcy proceeding.  The Company intended to restructure its platform so borrower loans are held by PFL and PFL issues and sells the borrower payment dependent notes tied to the loans.  On March 7, 2012, PFL filed a registration statement on Form S-1 with the SEC for a continuous offering and sale of such notes.

On March 15, 2012, Christian A. Larsen resigned as President and Chief Executive Officer of the Company.  Mr. Larsen will continue to serve as Chairman of the Company’s Board of Directors. Dawn G. Lepore was appointed to serve as the Company’s acting Chief Executive Officer, effective as of the same date, while the Company conducts a search for a permanent CEO.  In connection with Mr. Larsen’s resignation, the Company made a severance payment to him of $235,572 on March 22, 2012.

On March 15, 2012, the Company’s shareholders voted to appoint Eric Schwartz to the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2012.
PROSPER MARKETPLACE, INC.

By:	/s/ Dawn Lepore
Dawn Lepore
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dawn Lepore and Kirk T. Inglis, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dawn Lepore	Chief Executive Officer (principal executive officer)	March 29, 2012
Dawn Lepore

/s/ Kirk T. Inglis		March 29, 2012
Kirk T. Inglis	Chief Financial Officer (principal financial and accounting officer); Chief Operating Officer

/s/ Christian A. Larsen		March 29, 2012
Christian A. Larsen	Director

/s/ James W. Breyer		March 29, 2012
James W. Breyer	Director

/s/ Lawrence W. Cheng		March 29, 2012
Lawrence W. Cheng	Director

/s/ Court B. Coursey		March 29, 2012
Court B. Coursey	Director

/s/ Timothy C. Draper		March 29, 2012
Timothy C. Draper	Director

/s/ Jeff Jacobs		March 29, 2012
Jeff Jacobs	Director

/s/ Nigel W. Morris		March 29, 2012
Nigel W. Morris	Director

Eric Schwartz	Director

/s/ David Silverman		March 29, 2012
David Silverman	Director

S-1

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Prosper Marketplace, Inc.

3.2	Bylaws of the Registrant, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of the Company’s Form S-1, filed October 30, 2007)

4.1	Form of Prosper Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.2)

4.2	Indenture, dated June 15, 2009, between Prosper Marketplace, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of the Company’s Form S-1/A, filed June 26, 2009)

10.1	Form of Borrower Registration Agreement

10.2	Form of Lender Registration Agreement (Note Commitment, Purchase and Sale Agreement) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed November 14, 2011)

10.3
Amended and Restated Loan Account Program Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed November 12, 2010) (1)

10.4
Amended and Restated Loan Sale Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report Form 10-Q, filed November 12, 2010) (1)

10.5
Hosting Services Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1/A, filed April 14, 2009)

10.6
Prosper-Folio Services Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1/A, filed April 14, 2009)

10.7
Prosper-Folio Software License Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1/A, filed April 14, 2009)

10.8
Prosper-CSC Logic Processing Agreement, dated January 1, 2009, between CSC Logic and Prosper Marketplace, Inc. (incoporated by reference to Exhibit 10.8 of the Company's Post Effective Amendment No. 12, Registration No. 333-147019, filed October 4, 2011) (1)

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