Form 10-K/A
period 2011-12-31
PROSPER MARKETPLACE INC
filed 2012-05-15
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No.1

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

Explanatory Note

This Annual Report on Form 10-K/A is being filed by Prosper Marketplace, Inc (the “Company’) to restate the Company’s previously filed balance sheet at December 31, 2011 with the Company’s initial Form 10-K filed with the Securities and Exchange Commission on March 30, 2012, to reclassify short term investments that were reported incorrectly as cash and cash equivalents. Accordingly, the Company’s previously filed statement of cash flows for the year ended December 31, 2011 has been restated to identify investing cash flows related to the purchases of short term investments.

For additional information, see Note 2 to the financial statements, “Significant Accounting Policies – Basis of Presentation” and Note 3 “Cash and Cash Equivalents and Short Term Investments” to the financial statements.  We are only amending the items of our Annual Report that have been revised as a result of the restatement and all other information in our Annual Report remains unchanged. Unless otherwise provided, all information contained in this Amendment is as of March 30, 2012, the original filing date of our initial Form 10-K.

This Amendment does not reflect events that have occurred after the filing of the initial Form 10-K, and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth herein.  Pursuant to the Rule 12b-15 of the Securities Exchange Act of 1934, currently dated certifications from our principal executive and principal financial officer are filed, as required by Sections 302 of the Sarbanes-Oxley Act of 2002.

The following items in the Company’s Annual Report on Form 10-K have been updated in response to this matter and to clarify certain disclosures in this report:

Part I – Item 1A – Risk Factors

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources

Part II – Item 8 – Financial Statements

Part II - Item 9A – Controls and Procedures

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

We have financed our operations to date primarily with proceeds from the sale of equity securities.  At December 31, 2011, we had approximately $19.2 million in unrestricted cash and cash equivalents and short term investments.  We are dependent upon raising additional capital or debt financing to fund our current operating plan.  Our failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern.   We can provide no assurances as to the availability or terms upon which the required financing and capital might be available.

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, short term investments, receivables, receivables, loans held for investment, borrower loans, accounts payable and accrued liabilities and borrower payment dependent notes.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

We account for our short term investments, loans held for investment, borrower loans, and borrower payment dependent notes on a fair value basis. We believe, however, that borrower loans and payment dependent notes represent pertinent elements of our financial statements.  For additional information and discussion regarding our significant accounting policies surrounding fair value measurement, see Note 2, Note 6 and Note 7 to the financial statements included elsewhere in this report.

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

At December 31, 2011, the Company had approximately $19.2 million in available cash and cash equivalents and short term investments.  Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan, however we believe that our current cash position is sufficient to meet our current liquidity needs.

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

Net cash used in investing activities was $60.4 million and $18.6 million for the year ended December 31, 2011 and 2010, respectively. This consisted of the purchase of short term investments of $10.0 million, $134.1 thousand in loans held for investment, $75.1 million in borrower loan originations offset by $26.0 million in borrower loan principal repayments, and purchases of property and equipment of $1.1 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

We establish and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide us only with reasonable assurance with respect to financial statement preparation and presentation.

Our management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s new Interpretive Guidance in Release No. 34-55929. Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

As described in Notes 2 and 3 to the financial statements, the balance sheet as of December 31, 2011 and the statement of cash flows for the year then ended have been restated.

/s/ OUM & Co. LLP
San Francisco, California
March 29, 2012, except for Notes 1, 2 and 3,
as to which the date is May 14, 2012

Prosper Marketplace, Inc.
Balance Sheets
	December 31,
	2011	2010
ASSETS	(As Restated)
Cash and cash equivalents	$9,216,133	$4,284,228
Restricted cash	4,364,102	2,566,631
Short term investments	9,997,420	-
Servicing rights	-	2,986
Receivables	12,941	6,306
Loans held for investment at fair value	137,314	-
Borrower Loans Receivable at fair value	75,762,894	23,689,950
Property and equipment, net	1,337,572	765,210
Prepaid and other assets	234,539	174,805
Intangible assets, net	-	50,306
Total assets	$101,062,915	$31,540,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,123,732	$554,347
Accrued liabilities	2,027,313	1,219,240
Borrower Payment Dependent Notes at fair value	76,159,501	23,478,046
Repurchase obligation	22,168	71,001
Notes payable	-	288,594

Total liabilities	79,332,714	25,611,228

Commitments and contingencies (see Note 15)

Stockholders' Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding as of December 31, 2011 and December 31, 2010)	4,024	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding as of December 31, 2011 and December 31, 2010)	3,310	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized, issued and outstanding as of December 31, 2011 and December 31, 2010)	2,064	2,064
Convertible preferred stock – Series D ($0.001 par value; 20,543,819 shares authorized; 20,340,705 issued and outstanding as of December 31, 2011 and December 31, 2010)	20,341	20,341
Convertible preferred stock – Series D-1 ($0.001 par value; none authorized, issued and outstanding as of December 31, 2011, and 3,110,188 shares authorized, issued and outstanding at December 31, 2010)	-	3,110
Convertible preferred stock – Series E ($0.001 par value; 23,222,747 shares authorized; 23,222,747 issued and outstanding as of December 31, 2011)	23,223	-
Convertible preferred stock – Series E-1 ($0.001 par value; 10,000,000 shares authorized; 10,000,000 issued and outstanding as of December 31, 2011)	10,000	-
Convertible preferred stock – Series F ($0.001 par value; 8,996,739 shares authorized; 8,996,739 issued and outstanding as of December 31, 2011)	8,997	-
Common stock ($0.001 par value; 81,414,566 shares authorized; shares 2,872,859 and 4,478,667 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively)	4,696	4,479
Additional paid-in capital	82,733,624	56,659,849
Less Treasury Stock	(291,046)	-
Accumulated deficit	(60,789,032)	(50,767,983)
Total stockholders' equity	21,730,201	5,929,194

Total liabilities and stockholders' equity	$101,062,915	$31,540,422

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

Prosper Marketplace, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:	(As Restated)
Net loss	$(10,021,049)	$(10,142,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	482,457	550,252
Loss on impairment of fixed assets	124,387	47,241
Change in fair value of Loans held for investment	(3,167)	–
Change in fair value of Borrower Loans	(2,892,095)	1,569,867
Change in fair value of Borrower Payment Dependent Notes	2,614,698	(1,910,653)
Stock-based compensation expense	313,899	278,027
Warrant grants to nonemployees	104,709	–
Provision for (Reversal of) loan and Note repurchases	(32,340)	45,543
Change in fair value of servicing rights	2,986	21,333
Amortization of discount on long-term debt	11,406	153,279
Premium on early conversion of convertible note	–	300,000
Changes in operating assets and liabilities:
Restricted cash	(1,797,471)	(431,301)
Receivables	(6,635)	8,067
Prepaid and other assets	(59,734)	15,369
Accounts payable and accrued liabilities	1,377,458	(139,394)
Loan and Note repurchases	(16,493)	(14,543)
Net cash used in operating activities	(9,796,984)	(9,649,635)

Cash flows from investing activities:
Purchases of short term investments	(9,997,420)	–
Origination of Loans held for investment at fair value	(146,794)	–
Repayment of Loans held for investment at fair value	12,647	–
Origination of Borrower Loans held at fair value	(75,138,012)	(26,940,486)
Repayment of Borrower Loans held at fair value	25,957,163	8,701,032
Purchases of property and equipment	(1,128,898)	(380,048)
Net cash used in investing activities	(60,441,314)	(18,619,502)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	26,150,337	11,344,728
Offering costs - convertible preferred stock	(500,210)	(125,903)
Proceeds from issuance of Notes held at fair value	75,138,012	26,940,486
Payment of Notes held at fair value	(25,071,255)	(8,454,960)
Proceeds from the issuance of notes payable	–	2,550,000
Principal repayment of notes payable	(300,000)	(323,575)
Proceeds from issuance of common stock	44,365	6,500
Purchase of Treasury Stock	(291,046)	–
Net cash provided by financing activities	75,170,203	31,937,276

Net increase in cash and cash equivalents	4,931,905	3,668,139
Cash and cash equivalents at beginning of the year	4,284,228	616,089
Cash and cash equivalents at end of the year	$9,216,133	$4,284,228

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

As reflected in the accompanying  financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $60.8 million as of December 31, 2011.  At December 31, 2011, the Company had approximately $19.2 million in cash and cash equivalents and short term investments. Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect Prosper’s ability to achieve its business objectives and continue as a going concern.

2. Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with U.S generally accepted accounting principles (U.S. GAAP).

Subsequent to filing the Company’s Form 10-K for the fiscal year ended December 31, 2011, the Company determined that its previously issued balance sheets had short-term investments incorrectly identified and reported with cash and cash equivalents and as a result, the statements of cash flow did not reflect the purchases and sales activity of the short-term investments. The effects of the restatement on the balance sheets at December 31, 2011 and statements of cash flow for the years ended December 31, 2011, are reflected in the following tables:

	For the Year Ended December 31, 2011
	As Reported	Adjustment	As Restated
Assets:
Cash and cash equivalents	$19,213,553	$(9,997,420)	$9,216,133
Short-term investments	—	9,997,420	9,997,420

	For the Year Ended December 31, 2011
	As Reported	Adjustment	As Restated
Cash flows from investing activities:
Net cash used in investing activities	$(50,443,894)	$(9,997,420)	$(60,441,314)

Net increase in cash and cash equivalents	14,929,325	(9,997,420)	4,931,905
Cash and cash equivalents at end of the year	$19,213,553	$(9,997,420)	$9,216,133

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

Certain Risks and Concentrations

In the normal course of its business, Prosper encounters two significant types of risk: credit and regulatory. Financial instruments that potentially subject Prosper to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and short term investments. The Company places cash,  cash equivalents, restricted cash and short term investments with high-quality financial institutions. Prosper is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds federally insured amounts. Prosper performs periodic evaluations of the relative credit standing of these financial institutions and has not sustained any credit losses from instruments held at these financial institutions.

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

Short Term Investments

Our short term investments consist of highly liquid debt instruments of the U.S. government and its agencies with maturity periods greater than three months and less than 12 months.

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, short term investments, borrower loans receivable, accounts payable and accrued liabilities, Borrower Payment Dependent Notes and long-term debt.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

The following tables present the assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010:

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing rights	—	—	$2,986	$2,986
Borrower Loans receivable	—	—	23,689,950	23,689,950

Liabilities
Borrower Payment Dependent Notes	—	—	$23,478,046	$23,478,046

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short Term Investments	$9,997,420			$9,997,420

Borrower Loans receivable	—	—	$75,762,894	$75,762,894

Loans Held for Investment			137,314	137,314

Liabilities
Borrower Payment Dependent Notes	—	—	$76,159,501	$76,159,501

Our short term investments consist of United States Treasuries with maturity periods greater than three months and less than 12 months.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies United States Treasuries as Level 1 assets.  The Company intends to hold these investments until maturity.

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

3. Cash and Cash Equivalents and Short Term Investments

Cash and cash equivalents and short term investments consist of the following:
	December 31,
	2011	2010
Cash and cash equivalents and short term investments:
Cash	$4,212,984	$4,203,878
Money market funds	5,003,149	80,350
Short term investments	9,997,420	—
Total cash and cash equivalents and short term investments	$19,213,553	$4,284,228

4. Property and Equipment

Property and equipment consist of the following:
	December 31
	2011	2010
Property and equipment:
Computer equipment	$1,451,124	$1,011,567
Purchased software	292,886	151,037
Office equipment and furniture	58,601	42,345
Leasehold improvements	41,257	29,230
Internal-use software	1,579,623	1,348,901
Assets not yet placed in service	149,322	124,923
	3,572,813	2,708,003
Less accumulated depreciation and amortization	(2,235,239)	(1,942,793)
Total property and equipment, net	$1,337,572	$765,210

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

On March 15, 2012, the Company’s shareholders voted to appoint Eric Schwartz to the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May, 2012.
PROSPER MARKETPLACE, INC.

By:	/s/ Dawn Lepore
Dawn Lepore
Chief Executive Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Prosper Marketplace, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K, filed March 30, 2012).

3.2	Bylaws of the Registrant, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of the Company’s Form S-1, filed October 30, 2007)

4.1	Form of Prosper Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.2)

4.2	Indenture, dated June 15, 2009, between Prosper Marketplace, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of the Company’s Form S-1/A, filed June 26, 2009)

10.1	Form of Borrower Registration Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K, filed March 30, 2012)

10.2	Form of Lender Registration Agreement (Note Commitment, Purchase and Sale Agreement) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed November 14, 2011)

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