Form 10-Q
period 2012-03-31
PROSPER MARKETPLACE INC
filed 2012-05-15
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012 there were 2,897,859 shares of the registrant’s common stock outstanding.

.

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

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2011, particularly under the caption “Risk Factors.”

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2011, particularly under the caption “Risk Factors.” We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

i

PART I. Financial Information
Item 1. Financial Statements
Prosper Marketplace, Inc.
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)	(Note 2) (As Restated)
ASSETS
Cash and cash equivalents	$4,084,767	$9,216,133
Restricted cash	4,661,705	4,364,102
Short term investments	10,994,410	9,997,420
Receivables	25,884	12,941
Loans held for investment at fair value	233,745	137,314
Borrower Loans Receivable at fair value	97,153,247	75,762,894
Property and equipment, net	1,342,581	1,337,572
Prepaid and other assets	161,028	234,539
Total assets	$118,657,367	$101,062,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,441,603	$1,123,732
Accrued liabilities	2,243,132	2,027,313
Borrower Payment Dependent Notes at fair value	97,492,062	76,159,501
Repurchase obligation	29,000	22,168
Total liabilities	101,205,797	79,332,714

Commitments and contingencies (see Note 12)

Stockholders' Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding as of March 31, 2012 and December 31, 2011)	4,024	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding as of March 31, 2012 and December 31, 2011)	3,310	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized, issued and outstanding as of March 31, 2012 and December 31, 2011)	2,064	2,064
Convertible preferred stock – Series D ($0.001 par value; 20,340,705 shares authorized; 20,340,705 issued and outstanding as of March 31, 2012 and December 31, 2011)	20,341	20,341
Convertible preferred stock – Series E ($0.001 par value; 23,222,747 shares authorized; 23,222,747 issued and outstanding as of March 31, 2012 and December 31, 2011)	23,223	23,223
Convertible preferred stock – Series E-1 ($0.001 par value; 10,000,000 shares authorized; 10,000,000 issued and outstanding as of March 31, 2012 and December 31, 2011)	10,000	10,000
Convertible preferred stock – Series F ($0.001 par value; 8,996,739 shares authorized; 8,996,739 issued and outstanding as of March 31, 2012 and December 31, 2011)	8,997	8,997
Common stock ($0.001 par value; 81,414,566 shares authorized; shares 2,897,859 and 2,872,859 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	4,721	4,696
Additional paid-in capital	82,819,174	82,733,624
Less Treasury Stock	(291,046)	(291,046)
Accumulated deficit	(65,153,238)	(60,789,032)
Total stockholders' equity	17,451,570	21,730,201

Total liabilities and stockholders' equity	$118,657,367	$101,062,915

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended March 31,
	2012	2011
Revenues
Origination fees	$1,382,455	$393,302
Loan servicing fees	153	12,019
Interest income on Borrower Loans and Payment Dependent Notes, net	227,030	80,274
Rebates and promotions	(284,366)	(166,404)
Revenues	1,325,272	319,191

Cost of revenues
Cost of services	(335,635)	(302,823)
Reversal of (Provision for) loan and Note repurchases	(3,433)	60,669
Net revenues	986,204	77,037

Operating expenses
Compensation and benefits	2,456,804	1,558,209
Marketing and advertising	1,274,526	517,995
Depreciation and amortization	158,296	123,264
General and administrative
Professional services	993,944	596,960
Facilities and maintenance	323,878	150,198
Other	469,244	227,694
Total expenses	5,676,692	3,174,320
Loss before other income and expenses	(4,690,488)	(3,097,283)

Other income and expenses
Interest income	(360)	1,034
Change in fair value on Borrower Loans, Loans Held for Investment and Payment Dependent Notes, net	279,124	284,692
Insurance recoveries	-	1,728,273
Other Income	47,518	22,929
Total other income and expenses, net	326,282	2,036,928

Loss before income taxes	(4,364,206)	(1,060,355)
Provision for income taxes	-	-
Net loss	$(4,364,206)	$(1,060,355)

Net loss per share – basic and diluted	$(1.51)	$(0.24)
Weighted average shares - basic and diluted net loss per share	2,887,581	4,497,556

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2011 (Audited)	32,848,832	$32,849	4,478,667	$4,480			$56,659,849	$(50,767,983)	$5,929,195

Exercise of stock options			20,000	20			4,980		5,000

Issuance of common stock warrants							8,958		8,958

Compensation expense							71,898		71,898

Net loss								(1,060,355)	(1,060,355)

Balance as of March 31, 2011 (Unaudited)	32,848,832	$32,849	4,498,667	$4,500			$56,745,685	$(51,828,338)	$4,954,696

Balance as of January 1, 2012 (Audited)	71,958,130	$71,959	4,695,499	$4,696	(1,822,640)	$(291,046)	$82,733,624	$(60,789,032)	$21,730,201

Exercise of stock options			25,000	25			2,975		3,000

Issuance of common stock warrants							1,923		1,923

Purchase of Treasury Stock									-

Compensation expense							80,652		80,652

Net loss								(4,364,206)	(4,364,206)

Balance as of March 31, 2012 (Unaudited)	71,958,130	$71,959	4,720,499	$4,721	(1,822,640)	$(291,046)	$82,819,174	$(65,153,238)	$17,451,570

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,364,206)	$(1,060,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,296	123,264
Change in fair value of Loans held for investment	3,076	–
Change in fair value of Borrower Loans	(1,217,466)	295,451
Change in fair value of Borrower Payment Dependent Notes	935,267	(580,143)
Stock-based compensation expense	82,574	71,898
Warrant grants to nonemployees	–	8,958
Provision for (Reversal of) loan and Note repurchases	6,832	(60,669)
Change in fair value of servicing rights	–	2,019
Amortization of discount on long-term debt	–	5,703
Changes in operating assets and liabilities:
Restricted cash	(297,603)	(411,112)
Receivables	(12,943)	(15,899)
Prepaid and other assets	73,512	44,841
Accounts payable and accrued liabilities	533,690	413,999
Loan and Note repurchases	–	2,669
Net cash used in operating activities	(4,098,971)	(1,159,376)

Cash flows from investing activities:
Purchases of short term investments	(2,996,990)	–
Maturities of short term investments	2,000,000	–
Origination of Loans held for investment at fair value	(132,802)	–
Repayment of Loans held for investment at fair value	33,295	–
Origination of Borrower Loans held at fair value	(33,064,181)	(11,471,874)
Repayment of Borrower Loans held at fair value	12,891,294	4,506,839
Purchases of property and equipment	(163,305)	(67,163)
Net cash used in investing activities	(21,432,689)	(7,032,198)

Cash flows from financing activities:
Proceeds from issuance of Notes held at fair value	33,064,181	11,471,874
Payment of Notes held at fair value	(12,666,887)	(4,343,090)
Proceeds from issuance of common stock	3,000	5,000
Net cash provided by financing activities	20,400,294	7,133,784

Net decrease in cash and cash equivalents	(5,131,366)	(1,057,790)
Cash and cash equivalents at beginning of the period	9,216,133	4,284,228
Cash and cash equivalents at end of the period	$4,084,767	$3,226,438

The accompanying notes are an integral part of these consolidated financial statements.

PROSPER MARKETPLACE, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1. Operations and Business

Prosper Marketplace, Inc. (“Prosper,” the “Company,” “we,” “us,” “our”) was incorporated in the state of Delaware on March 22, 2005. Prosper is an online marketplace for peer-to-peer lending. Prosper’s website provides an online marketplace for loans where people list and bid on loans with interest rates of return determined by Prosper.   Lender members access our platform and bid the amount they are willing to commit to the purchase of a note payable by Prosper that is dependent for payment on the corresponding borrower loan, at interest rates set by Prosper (the “Note”).  Loan terms are subject to minimum and maximum loan amounts determined by the borrower’s credit bureau score and Prosper score, at interest rates set by Prosper.  Prosper facilitates the lending and borrowing activities and acts as an agent to the lender by maintaining its online marketplace. Prosper also handles all ongoing loan administration tasks, including loan servicing and collections on behalf of the lenders. Prosper generates revenue by collecting one-time fees from borrowers on funded loans and from loan servicing fees paid by lender members.

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term set at one, three or five years.  All loans are funded by WebBank, an FDIC-insured, Utah-chartered industrial loan company.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.

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

As reflected in the accompanying consolidated financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $65.2 million as of March 31, 2012. For the three months ended March 31, 2012 and 2011, the Company incurred a net loss of $4.4 million and $1.1 million, respectively and the Company had negative cash flows from operations of $4.1 million during the three months ended March 31, 2012.  Since its inception, Prosper has financed its operations primarily through equity financing from various sources.  In June 2011 the Company raised $17.2 million through the issuance of our Series E Preferred Stock to certain new investors and certain of Prosper’s existing investors.  In November 2011, the Company raised $9.0 million through the issuance of our Series F Preferred Stock to certain new investors.  Please see Note 9, “Shareholders’ Equity” for further discussion of our Preferred Stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) and disclosure requirements for interim financial information and the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date. Management believes these unaudited interim consolidated financial statements reflect all adjustments, including those of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

The accompanying consolidated financial statements include the accounts of Prosper and its wholly-owned subsidiary, Prosper Funding LLC. Prosper Funding LLC was formed in the state of Delaware on February 17, 2012, but has not commenced operations as of March 31, 2012. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of borrower loans receivable and associated member payment dependent notes, valuation allowance on deferred tax assets, valuation and amortization periods of intangible assets, repurchase obligation, stock-based compensation expense, and contingent liabilities. Prosper bases its estimates on historical experience and on various other assumptions that Prosper believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Certain Risks and Concentrations

In the normal course of its business, Prosper encounters two significant types of risk: credit and regulatory. Financial instruments that potentially subject Prosper to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and short term investments. The Company places cash and cash equivalents, restricted cash and short term investments with high-quality financial institutions. Prosper is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds federally insured amounts. Prosper performs periodic evaluations of the relative credit standing of these financial institutions and has not sustained any credit losses from instruments held at these financial institutions.

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

Restricted Cash

Restricted cash consists primarily of cash deposits required to support the Company’s Automated Clearing House and loan origination activities, and secured corporate credit cards.

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

Borrower Loans and Borrower Payment Dependent Notes

On July 13, 2009, the Company implemented its new operating structure and began issuing Notes and purchasing loans from WebBank, and holding the loans until maturity.  Prosper’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper.   As a result of these changes, borrower loans and the Notes are carried on our balance sheet as assets and liabilities, respectively, and are carried at fair value.

Loans Held for Investment

From time to time, Prosper will fund all or a portion of a borrower loan or repurchase a loan to indemnify a lender member. These performing Notes are classified as loans held for investment based on management’s intent to hold these loans for the foreseeable future or to maturity.

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

Intangible Assets

Prosper records the purchase of intangible assets not purchased in a business combination in accordance with ASC Topic 350. Prosper has an intangible asset resulting from the purchase of the “Prosper.com” domain name.  The intangible asset is amortized on a straight-line basis over five years, which was fully amortized during 2011.

Impairment of Long-Lived Assets Including Acquired Intangible Assets

In accordance with ASC Topic 360, Property Plant and Equipment, Prosper reviews property and equipment including its software assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying values of those assets may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying value of the asset to future net undiscounted cash flows that the assets are expected to generate. If an asset is considered to be impaired, the impairment to be recognized equals the amount by which the asset’s carrying value exceeds its fair value. Fair value is estimated using discounted net cash flows.

Repurchase Obligation

Prosper is obligated to indemnify lenders and repurchase certain Notes sold to lenders in the event of Prosper’s violation of applicable federal, state, or local lending laws, a breach of the Company’s representations and warranties under the lender registration agreement or verifiable identify theft. The amount of the Note repurchase obligation is estimated based on historical experience and instances where the Company intends to indemnify lenders under the terms of the Company’s representations and warranties  under the lender registration agreement  Prosper accrues a provision for the repurchase obligation as loans are funded. Repurchased Notes are recorded as Loans Held for Investment and held at fair value. Loans associated with verifiable identity thefts are written off at the time of repurchase.

Revenue Recognition

Prosper recognizes revenue in accordance with ASC Topic 605, Revenue Recognition.  Under ASC Topic 605, Prosper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price of the services is fixed and determinable and collectability is reasonably assured.

Origination Fees

Origination fees are a percentage of the amount borrowed varying by Prosper Rating and are recognized when the loan is funded to the borrower.

From our relaunch in July 2009 to March 31, 2012, our origination fees were as follows:

	Origination Fee Percentage	Origination Fee Percentage	Origination Fee Percentage
Prosper Rating	(July 2009-July 2010)	(July 2010-Nov 2011)	(Nov 2011-Mar 2012)
AA	0.50%	0.50%	0.50%
A-B	3.00%*	3.00%%**	3.95%
C-HR	3.00%*	4.50%%**	4.95%
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

Interest income (expense) on Borrower Loans receivable and Payment Dependent Notes

We recognize interest income on our borrower loan receivable using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Payment Dependent Note based on the contractual interest rate. Gross interest income earned and gross interest expense incurred was approximately $4,630,000 and $4,403,000, and $1,458,000 and $1,378,000 for the three months ended March 31, 2012 and 2011, respectively.

Advertising and Promotional Expenses

Under the provisions of ASC Topic 720, Other Expenses, the costs of advertising are expensed as incurred. Advertising costs were approximately $1,275,000 and $518,000 for the three months ended March 31, 2012 and 2011, respectively.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Stock Compensation.  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to an award that is expected to vest is amortized using the straight line method over the vesting term of the award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. The forfeitures were estimated based on historical experience. The Company estimated its annual forfeiture rate to be 23.8% and 23.4% for the three months ended March 31, 2012 and 2011, respectively.

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

The fair value of stock option awards for the three months ended March 31, 2012 and 2011 was estimated as of  the respective grant dates using the Black-Scholes model with the following average assumptions:

	Three Months Ended March 31,
	2012	2011
Volatility of common stock	77.10%	65.84%
Risk-free interest rate	0.97%	1.70%
Expected life*	5.0 years	4.5 years
Dividend yield	0%	0%
Weighted-average fair value of grants	$0.11	$0.20

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

Total stock-based compensation expense for employee and non-employee stock-option awards reflected in the statements of operations for the three months ended March 31, 2012 and 2011 was approximately $82,600 and $71,900, respectively. As of March 31, 2012, the unamortized stock-based compensation expense related to unvested stock-based awards was approximately $850,000 which will be recognized over the remaining vesting period of approximately 2.8 years.

Net Loss Per Share

Prosper computes net loss per share in accordance with ASC Topic 260, Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At March 31, 2012, there were outstanding convertible preferred stock, warrants and options convertible into 61,958,136, 2,220,191 and 12,926,198 common shares, respectively, which may dilute future earnings per share. Due to the
Company reporting a net loss for the three months ended March 31, 2012 and 2011, there is no calculation of fully-diluted earnings per share as all common stock equivalents are anti-dilutive.

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

Fair Value Measurement

Prosper follows ASC Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 provides a framework for measuring the fair value of assets and liabilities.  ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation.  ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, short term investments,  receivables, loans held for investment, borrower loans, accounts payable and accrued liabilities, and borrower payment dependent notes.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

The following tables present the assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:
March 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short Term Investments	$10,994,410	—	$—	$10,994,410
Borrower Loans receivable	—	—	97,153,247	97,153,547
Loans held for investment	—	—	233,745	233,745

Liabilities
Borrower Payment Dependent Notes	—	—	$97,492,062	$97,492,062

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short Term Investments	$9,997,420	—	$—	$9,997,420
Borrower Loans receivable	—	—	75,762,894	75,762,894
Loans held for investment	—	—	137,314	137,314

Liabilities
Borrower Payment Dependent Notes	—	—	$76,159,501	$76,159,501

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

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Servicing Rights	Borrower Loans	Borrower Payment Dependent Notes	Loans Held for Investment	Total
Balance at January 1, 2012	$—	$75,762,894	$(76,159,501)	$137,314	$(259,293)
Originations	—	33,064,181	(33,064,181)	132,802	132,802
Principal repayments and credit losses	—	(12,891,294)	12,666,887	(33,295)	(257,702)
Change in fair value on borrower loans and Payment Dependent Notes	—	1,217,466	(935,267)	—	282,199
Change in fair value of servicing rights	—	—	—	—	—
Change in fair value of loans held for investment	—	—	—	(3,076)	(3,076)
Balance at March 31, 2012	$—	$97,153,247	$(97,492,062)	$233,745	$(105,070)

Balance at January 1, 2011	$2,986	$23,689,950	$(23,478,046)	$—	214,890
Originations	—	11,471,874	(11,471,874)	—	—
Principal repayments	—	(4,506,839)	4,343,090	—	(163,749)
Change in fair value on borrower loans and Payment Dependent Notes	—	(295,451)	580,143	—	284,692
Change in fair value of servicing rights	(2,019)	—	—	—	(2,019)
Balance at March 31, 2011	$967	$30,359,534	$(30,026,687)	$—	$333,814

3. Loans Held for Investment

As of March 31, 2012, we have recorded repurchased notes or funded loans in an aggregate amount of approximately $234,000 originated through our platform. When a borrower member loan has been repurchased or funded in whole, or in part, by us, we retain the portion of the borrower’s monthly loan payment that corresponds to the percentage of the loan that we have funded. In these cases, we record interest income on these borrower loans.

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

The fair value adjustment on these loans held for investment was $3,076, which is included in earnings for the three months ended March 31, 2012.  As of March 31, 2012, there were no loans held for investment that were greater than 90 days delinquent.  Due to the recent origination of these loans, the fair value approximates the carrying value of these loans and the change in fair value attributable to instrument-specific credit risk is immaterial.

4. Borrower Loans and Borrower Payment Notes Held at Fair Value

Prosper estimates the fair value of the borrower loans and Notes using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions Prosper uses to value the borrower loans and Notes include prepayment rates derived from historical prepayment rates for each credit score, default rates derived from historical performance, recovery rates and discount rates applied to each credit tranche based on the perceived credit risk of each credit grade. Our obligation to pay principal and interest on any Note is equal to the loan payments, if any, we receive on the corresponding borrower loan, net of our 1.0% servicing fee.  As such, the fair value of the Note is approximately equal to the fair value of the borrower loans, adjusted for the 1.0% servicing fee.  The effective interest rate associated with the Notes will be less than the interest rate earned on the borrower loans due to the 1.0% servicing fee.

For borrower loans originated and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of March 31, 2012:

Monthly prepayment rate speed	1.60%
Recovery rate	5.28%
Discount rate *	9.47%
Weighted average default rate	8.03%
* This is the average discount rate among all of Prosper’s credit grades

The following table presents additional information about borrower loans and Notes measured at fair value on a recurring basis for the three months ended March 31, 2012:

	Borrower Loans	Notes
Fair value at January 1, 2012	$75,762,894	$76,159,501
Originations	33,064,181	33,064,181
Principal repayments	(11,400,928)	(11,176,521)
Borrower Loans and Notes charged-off during the period	(1,490,366)	(1,490,366)
Realized and unrealized losses included in earnings	—	935,267
Realized and unrealized gains included in earnings	1,217,466	—
Fair value at March 31, 2012	$97,153,247	$97,492,062

Due to the recent origination of the borrower loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  The Company had no originations of borrower loans or issuances of Notes prior to July 13, 2009. Of the loans originated from July 13, 2009 to March 31, 2012, the Company had 154 loans which were 90 days or more delinquent for an aggregate principal amount of $667,906 and a fair value of $53,273 as of March 31, 2012.

5. Notes Payable

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. The note was discounted by $109,583 for a net payable of $270,417. The promissory note includes both principal and interest and is payable in annual installments of $20,000 due on the first, second, third, and fourth anniversary of the note and $300,000 due on the fifth anniversary of the note. In June 2011, the promissory note was paid in full. Interest on the note was imputed at an 8% annual rate and is amortized to interest expense over the five year life of the loan.  We recorded amortized interest expense of approximately $5,703 for the three months ended March 31, 2011.

6. Accrued Liabilities

As of March 31, 2012 and December 31, 2011, accrued liabilities consist of the following:

	March 31,	December 31,
	2012	2011
Legal accruals and fees	$695,722	$530,252
Audit, tax and accounting	275,744	284,174
Payroll and benefits	285,600	262,507
Loan servicing costs	569,689	448,631
Other	416,377	501,749
	$2,243,132	$2,027,313

 7. Repurchase Obligation

Changes in the repurchase obligation are summarized below:

Balance at January 1, 2012	$22,168
Increase in provision for Loan and Note repurchases	6,832
Repurchased Loan and Note recoveries during the period	-
Balance at March 31, 2012	$29,000

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(4,364,206)	$(1,060,355)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	2,887,581	4,497,556
Basic and diluted net loss per share	$(1.51)	$(0.24)

Due to losses attributable to common stockholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	March 31,
	2012	2011
Excluded Securities:
Convertible preferred stock issued and outstanding	61,958,136	32,848,832
Stock options issued and outstanding	12,926,198	6,716,503
Warrants issued and outstanding	2,220,191	572,703
Total common stock equivalents excluded from diluted net loss per common share computation	77,104,525	40,138,038

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

Dividends

The holders of Series D, Series E and Series F Preferred Stock are entitled to receive an annual dividend per share in an amount equal to 8% times the liquidation preference for such share, payable in preference and priority to any declaration or payment of any distribution on Common Stock  in such calendar year.  The right to receive dividends on shares of Series D, Series E and Series F Preferred Stock  is cumulative from and after the date of issuance of such shares. Such dividends shall be payable only when, as, and if declared by the Board of Directors.  Holders of Series E-1 Preferred Stock are not entitled to receive dividends in preference and priority to, or on a pari passu basis with, the other Preferred Stock or the Common Stock. Dividends on shares of Series E-1 Preferred Stock shall be payable only when, as, and if declared by the Board of Directors. To date, no dividends have been declared on any of the Company’s Preferred Stock or Common Stock, and there are no dividends in arrears at March 31, 2012.

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

Liquidation Rights

In the event of any sale, liquidation, dissolution, or winding up of Prosper, whether voluntary or involuntary, the holders of Series F Preferred Stock and Series E Preferred Stock shall be entitled to receive, pari passu with each other and prior and in preference to any distribution of the proceeds to the holders of Series A, Series B, Series C, Series D or Series E-1 Preferred Stock or Common Stock by reason of their ownership of such stock, an amount for each share of Series E or Series F Preferred Stock held by them equal to the liquidation preference of such share (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on such share.  If upon such liquidation event, the assets of the Company legally available for distribution to the holders of the Series E Preferred Stock and Series F Preferred Stock are insufficient to pay the preferential amount specified above, then the entire assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series E Preferred Stock and Series F Preferred Stock.

After the payment or setting aside for payment to the holders of Series E Preferred Stock and Series F Preferred Stock of the preferential amount specified above, the holders of Series D Preferred Stock shall be entitled to receive, prior and in preference to any distribution of proceeds to the holders of Series A, Series B, Series C or Series E-1 Preferred Stock or Common Stock by reason of their ownership of such stock, an amount for each share of Series D Preferred Stock held by them equal to the liquidation preference of such share (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on such share.   After the payment of or setting aside for payment to the holders of Series F, Series E and Series D Preferred Stock of the full amounts specified above, the holders of Series E-1 Preferred Stock shall be entitled to receive, prior and in preference to any distribution of proceeds to the holders of Series A, Series B or Series C Preferred Stock or Common Stock, by reason of their ownership of such stock, an amount per share for each share of Series E-1 Preferred Stock held by them equal to $1.00.

After the payment or setting aside for payment to the holders of Series F, Series E, Series D and Series E-1 Preferred Stock of the preferential amounts specified above, the entire remaining proceeds legally available for distribution shall be distributed pro rata to the holders of Series F Preferred Stock, Series E Preferred Stock, Series D Preferred Stock and Common Stock in proportion to the number of shares of common stock held by them, assuming for purposes of the calculation that all outstanding shares of Series F, Series E and Series D Preferred Stock were converted into Common Stock at the conversion rate then in effect, provided, however, that the maximum aggregate amount per share that may be paid to a holder of Series F, Series E or Series D Preferred Stock in connection with a liquidation event will be three times the original issue price for such share.

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

Common Stock

Prosper is authorized to issue up to 81,414,566 shares of common stock, $0.001 par value, of which 2,897,859 and 2,872,859 shares were issued and outstanding as of March 31, 2012, and December 31, 2011, respectively.  Each holder of common stock shall be entitled to one vote for each share of common stock held.

Common Stock Issued upon Exercise of Stock Options

For the three months ended March 31, 2012 and 2011, the Company issued 25,000 and 20,000 shares of common stock, respectively, upon the exercise of options for cash proceeds of $3,000 and $5,000, respectively.

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

Option activity under the Option Plan is summarized as follows for the periods below:

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance as of January 1, 2011	5,766,859	$0.30
Options granted (weighted average fair value of $0.20)	1,112,978	$0.20
Options exercised	(20,000)	$0.25
Options canceled	(143,334)	$0.39
Balance as of March 31, 2011	6,716,503	$0.28

Balance as of January 1, 2012	12,087,620	$0.21
Options granted (weighted average fair value of $0.11)	1,573,200	$0.17
Options exercised	(25,000)	$0.12
Options canceled	(709,622)	$0.23
Balance as of March 31, 2012	12,926,198	$0.20

Options outstanding and exercisable at March 31, 2012	3,647,148	$0.32

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of March 31, 2012 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.12 - $0.12	4,719,868	9.44	$0.12	$235,993	105,957	$0.12	$5,298
$0.17 - $0.17	2,414,305	9.85	0.17	–	–	0.17	–
$0.20 - $0.20	4,963,676	8.31	0.20	–	2,826,803	0.20	–
$0.25 - $0.25	25,000	3.37	0.25	–	25,000	0.25	–
$0.50 - $0.50	304,117	4.61	0.50	–	304,117	0.50	–
$0.56 - $0.56	357,500	7.34	0.56	–	244,685	0.56	–
$1.94 - $1.94	96,732	6.76	1.94	–	95,586	1.94	–
$2.17 - $2.17	45,000	5.94	2.17	–	45,000	2.17	–
	12,926,198	8.87	$0.20	$235,993	3,647,148	$0.32	$5,298

The intrinsic value is calculated as the difference between the value of Prosper's common stock at March 31, 2012, which was $0.17 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the three months ended March 31, 2012 and 2011 reflect the expenses that Prosper expects to recognize after the consideration of estimated forfeitures.

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

Due to the book and tax net losses incurred during the three months ended March 31, 2012 and 2011, Prosper has not incurred any income tax expense during those periods.  In addition, Prosper has maintained a full valuation allowance against its net deferred tax assets because the realization of those deferred tax assets is dependent upon future earnings, and the amount and timing of those earnings, if any is uncertain.

12. Commitments and Contingencies

Future minimum lease payments and other commitments

Prosper leases its corporate office and co-location facility under noncancelable operating leases that expire in July 2013 and August 2014, respectively. Prosper’s corporate office lease has the option to renew for an additional two years.  Future minimum rental payments under these leases as of March 31,2012 are as follows:

Remaining nine months ended December 31, 2012	$401,240
Years ended December 31:
2013	368,913
2014	86,569
Total future operating lease obligations	$856,722

Rental expense under premises-operating lease arrangements was approximately $134,000 and $102,000 for the three months ended March 31, 2012 and March 31, 2011, respectively.

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

On April 21, 2009, the Company and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between the Company and the states in which the Company offered loan notes for sale prior to November 2008. The consent order involves payment by the Company of up to an aggregate of $1.0 million in penalties, which have been allocated among the states based on the Company’s loan sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1.0 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of the Company’s note sale activities prior to November 2008.  Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order.  However, no state is obliged to do so, and there is no deadline by which a state must make its decision. The Company is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against the Company, subject to any applicable statute of limitations. As of March 31, 2012, the Company has entered into consent orders with 33 states and has paid an aggregate of $436,717 in penalties to those states.

As of March 31, 2012 and 2011, the Company had accrued approximately $277,000 and $284,000, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state, using the Company’s note sales from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order, assigning a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, the Company considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against the Company; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known.

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

On February 25, 2011, the plaintiffs filed a Third Amended Complaint, which removed David Booth as a plaintiff and added Brian Russom and Michael Del Greco as plaintiffs.  The new plaintiffs are representing the same putative class and prosecuting the same claims as the previously named plaintiffs. On February 29, 2012, the court granted the plaintiffs’ motion for class certification.

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

On January 26, 2011, the court issued a final statement of decision finding that Greenwich has a duty to defend the class action lawsuit, and requiring that Greenwich pay the Company's past and future defense costs in the class action suit up to $2.0 million.  Greenwich subsequently made payments to the Company in the amount of $2.0 million to reimburse the Company for the defense costs it had incurred in the class action suit.  As a result, Greenwich has now satisfied its obligations with respect to the Company’s defense costs for the Hellum suit, with the exception of $142,584 in pre-judgment interest that Greenwich will be required to pay to the Company when a final judgment has been entered in the suit and all appeals have been exhausted.

On July 1, 2011, the Company and Greenwich entered into a Stipulated Order of Judgment pursuant to which the Company agreed to dismiss its remaining claims against Greenwich.  On August 12, 2011, Greenwich filed a notice of appeal of the court's decision regarding Greenwich’s duty to defend up to $2.0 million.

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

As of March 31, 2012, the lawsuits are in their preliminary stages and their probable outcomes cannot presently be determined, nor can the amount of damages or other costs that might be borne by Prosper be estimated.

13. Related Parties

Prosper’s executive officers, directors and certain affiliates participate on the Company’s lending platform by placing bids and purchasing Notes originated on the platform.  The aggregate amount of loans purchased and the income earned by these related parties as of March 31, 2012 and 2011 are summarized below:

	Aggregate Amount of Loans Purchased		Interest Earned on Loans for the Three Months Ended,
Related Party	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Executive officers & management	$161,114	$827,791	$4,110	$8,925
Directors	3,791,136	395,388	98,420	4,272
Affiliates	6,125,208	706,335	180,047	14,651
	$10,077,458	$1,929,514	$282,577	$27,848

The Notes purchased by officers, directors and certain affiliates were obtained on the same terms and conditions as those obtained by other Note purchasers.  Of the total aggregate amount of Notes purchased by officers, directors and certain affiliates since inception approximately $528,103 or 5% and $170,774 or 9% of principal has been charged off through March 31, 2012 and 2011, respectively. Prosper earned approximately $13,676 and $1,033 of servicing fees revenue related to these Notes for the three months ended March 31, 2012 and 2011, respectively.

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K.

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

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term currently set at one, three or five years.  With respect to loans resulting from listings posted by Prosper borrower members prior to April 15, 2008, Prosper is the originating lender for licensing and regulatory purposes.  All borrower loans resulting from listings posted on or after April 15, 2008 are funded by WebBank.  After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan.  WebBank does not have any obligation to purchasers of the Notes.  We verify the identity of 100% of our borrowers using a variety of methods including credit bureau data, other electronic data sources and offline documentary procedures.  We verify income and/or employment on a subset of borrowers based on a proprietary algorithm.  The intention of the algorithm is to verify income or employment in cases where the self-reported income of the borrower is highly determinative of the borrower’s risk rating.

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

Our Operating History

We incorporated in Delaware in March 2005 and launched our public website, www.prosper.com on February 13, 2006.  As of March 31, 2012, our platform has facilitated 52,362 borrower loans since its launch totaling an aggregate principal amount of approximately $323,167,000.

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

We have a limited operating history and have incurred net losses since our inception.  Our net loss was $4,364,206 and $1,060,355 for the three months ended March 31, 2012 and 2011, respectively. We earn revenues primarily from borrower origination fees, non-sufficient funds fees and lender member service fees. At this stage of our development, we have funded our operations primarily with proceeds from equity financings, which are described below under “Liquidity and Capital Resources.”

Our operating plan calls for a continuation of the current strategy of increasing transaction volume to increase revenue until we reach profitability and become cash-flow positive.  In addition, our 2012 operating plan calls for continued investment in the development of our website, loan servicing platform, loan scoring, and marketing efforts before we reach profitability.

Our historical financial results and this discussion reflect the structure of our lending platform and our operations both prior to and after July 13, 2009.  For a discussion of the effect of our new structure on our consolidated financial statements, see “Borrower Loans and Payment Dependent Notes” under “Critical Accounting Policies and Estimates” below.

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

Through the first three months of 2012, we have increased our origination volume consistently month over month in terms of both units and total dollar amounts.  We hope to continue this trend of growth as our borrower and lender bases continue to strengthen, and become more familiar with our platform.  Over time we expect our lender base to grow as we gain more exposure to potential lenders, and establish our Notes as a viable investment alternative.

During 2011, we implemented a new feature on our website, which tells both prospective investors and borrowers how far along Prosper is in processing a loan application. This helps lender members concentrate their funds on listings that are more likely to fund and originate.  Also, we implemented Quick Invest, our loan search tool, to allow lender members to better identify Notes that meet their investment criteria. Furthermore, we launched our mobile web site for iPhone and Android devices so that investors can browse listings, transfer funds, and execute Quick Invest orders and we began allowing investors to invest with Prosper through self-directed IRAs. We continue to invest in software, hardware and website development in order to improve our operating platform and to maintain and enhance our website attractiveness and ease of use.  We have increased headcount across our critical business groups in response to our strategic growth plan while still retaining a flexible and scalable platform.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles.  The preparation of financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosures.  Prosper bases its estimates on historical experience and on various other assumptions that Prosper believes to be reasonable under the circumstances.  Actual results could differ from those estimates.  Our significant accounting policies which include repurchase obligation, revenue recognition, stock-based compensation, and income taxes are more fully described in Note 2 to our consolidated financial statements included elsewhere in this quarterly report.

Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results.  While all decisions regarding accounting policies are important, we believe that the following policies could be considered critical.

Fair Value Measurement

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 Fair Value Measurements and Disclosures, we determine the fair values of our financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. We use various valuation techniques depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models.  When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, we determine fair value using assumptions that we believe a market participant would use in pricing the asset or liability.

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, short term investments, receivables, loans held for investment, borrower loans, accounts payable, accrued liabilities, and borrower payment dependent notes.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable, and accrued liabilities approximate their carrying values because of their short term nature.

We account for our short term investments, loans held for investment, borrower loans, and borrower payment dependent notes on a fair value basis. We believe, however, that borrower loans and payment dependent notes represent a pertinent element of our current quarter financial statement.  For additional information and discussion regarding our significant accounting policies surrounding fair value measurement, see Note 2, Note 3 and Note 4 to the consolidated financial statements included elsewhere in this report.

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

For borrower loans and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of March 31, 2012:

Monthly prepayment rate speed	1.60%
Recovery rate	5.28%
Discount rate *	9.47%
Weighted Average Default Rate	8.03%
* This is the weighted average discount rate among all of Prosper’s credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at March 31, 2012 for borrower loans and Notes are presented in the following table:

		Payment
	Borrower	Dependent
	Loans	Notes
Discount rate assumption:	9.47%	9.47%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(995,412)	$986,232
200 basis point increase	(1,968,121)	1,949,923
Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$1,019,050	$(1,009,695)
200 basis point decrease	2,062,603	(2,043,634)

Default rate assumption:	8.03%	8.03%
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(878,086)	$869,832
20% higher default rates	(1,749,681)	1,733,324
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$884,633	$(876,436)
20% lower default rates	1,775,930	(1,759,396)

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

For additional information and discussion, see Note 2 and Note 4 to the consolidated financial statements, included elsewhere in this report.

Results of Operations

Revenues

Origination Fees

Our borrowers pay an origination fee upon successful funding of the borrower loan.  The origination fee is paid by the borrower out of the proceeds of the borrower loan at the time of funding.  We charge an origination fee equal to a specified percentage of the aggregate principal balance of the loan based on the Prosper Rating of the loan.  Origination fees are charged by WebBank, which pays these fees to Prosper as compensation for our marketing and underwriting activities.

From our relaunch in July 2009 to March 31, 2012, our origination fees were as follows:

	Origination Fee Percentage	Origination Fee Percentage	Origination Fee Percentage
Prosper Rating	(July 2009-July 2010)	(July 2010-Nov 2011)	(Nov 2011-Mar 2012)
AA	0.50%	0.50%	0.50%
A-B	3.00%*	3.00%**	3.95%
C-HR	3.00%*	4.50%**	4.95%
*Subject to $50 minimum fee through July 2010
**Subject to $75 minimum fee July 2010 through December 20, 2010, minimum fee eliminated December 20, 2010 for all loan listings

Origination fees for the three months ended March 31, 2012 were $1.4 million, representing an increase of 251%, as compared to $393.3 thousand for the three months ended March 31, 2011. The significant increase in origination fees for the three months ended March 31, 2012 was primarily due to the Company’s higher origination volume during those periods in 2012 as compared to the corresponding periods in 2011.

Origination Volume

The Company originated 4,435 loans totaling $33.1 million during the three months ended March 31, 2012 as compared to 1,744 loans totaling $11.5 million originated during the three months ended March 31, 2011. This represented a “unit,” or loan, increase of 155% and a dollar increase of 188% over the corresponding period in 2011.

The graph below shows our monthly originations dating back to January 2010 and the steady origination growth we have experienced through March 31, 2012.

The steady increase in volume is primarily due to improvements in operating efficiency and an increase in marketing and borrower and lender promotions.  During 2011, we implemented a new feature on our website, which tells both prospective investors and borrowers how far along Prosper is in processing a loan application. This helps lender members concentrate their funds on listings that are more likely to fund and originate.  Also, we implemented Quick Invest, our loan search tool, to allow lender members to better identify Notes that meet their investment criteria. Furthermore, we launched our mobile web site for iPhone and Android devices so that investors can browse listings, transfer funds, and execute Quick Invest orders and we began allowing investors to invest with Prosper through self-directed IRAs.

Our increase in marketing efforts related to affiliate, online, and brand marketing have helped steadily increase our borrower listing and lender membership volume.  We continue to leverage our existing lender and borrower base and have seen an increase in the reinvestment of investor funds and additional capital being placed on the platform by existing investors as well as borrowers securing second loans.  We have also focused sales effort to attract additional capital through lender outreach programs.

 Interest Income on Borrower Loans and Payment Dependent Notes

We recognize interest income on our borrower loans using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Note based on the contractual interest rate.

Gross interest income earned and gross interest expense incurred were approximately $4.6 million and $4.4 million, respectively, for the three months ended March 31, 2012, resulting in net interest income of $227.0 thousand.  Gross interest income earned and gross interest expense incurred were approximately $1.5 million and $1.4 million, respectively for the three months ended March 31, 2011, resulting in net interest income of approximately $80.3 thousand.  Overall net interest income for the above mentioned periods is driven by the rise in the amount of loans that we originate and service at any given point.  As discussed above, our origination volume has increased steadily since the corresponding prior period, which resulted in increases to our gross interest income and expense and ultimately our net interest income.  Over time, we expect that revenues and expenses related to borrower loans and Notes will increase as we grow our platform.

Rebates and Promotions

We account for rebates and promotions in accordance with ASC Topic 605, Revenue Recognition.  From time to time we offer rebates and promotions to our borrower and lender members.  We record these rebates and promotions as an offset to revenue if a particular rebate or promotion is associated with origination of a loan. Our rebate and promotions have in the past been in the form of cash back and other incentives paid to lender and borrowers.

For the three months ended March 31, 2012 and March 31, 2011, we incurred expenses related to rebates and promotions extended to borrowers and lenders of $284.4 thousand and $166.4 thousand, respectively, which represented an increase of $118.0 thousand.   This is due to the increased frequency and volume of our promotions and rebate programs as compared to the first three months of 2011 in order to incent borrowers and lenders.

Cost of Revenues

Cost of Services

       Cost of services consists primarily of credit bureau fees, payments to strategic partners, and other expenses directly related to loan funding and servicing. Cost of service expenses were $335.6 thousand for the three months ended March 31, 2012, representing an increase of 11% as compared to $302.8 thousand for the three months ended March 31, 2011. The primary driver for the increase in our cost of service expense during these periods was an increase in credit bureau fees resulting from an increase in loans listing volume.

Loan and Note Repurchases

Under the terms of the Notes, we may, in certain circumstances, become obligated to repurchase a Note from a lender.  Generally these circumstances include the occurrence of verifiable identity theft, our failure to properly follow loan listing or bidding protocols or a violation of the applicable federal/state/local lending laws.  We accrue a provision for these potential repurchase obligations when the Notes are sold to the lender members in an amount considered appropriate to reserve for our potential repurchase obligation.  The repurchase obligation is evaluated at least once a quarter and represents an estimate based on the rate of historical repurchases as a percentage of originations (which generally occur within six to nine months of origination).  The repurchase obligation may include a judgmental management adjustment due to our limited operating history, changes in current economic conditions, the risk of new and as of yet undetected fraud schemes, origination unit and dollar volumes and the lack of industry comparables.  We increased our repurchase obligation to $29.0 thousand at March 31, 2012 compared to $13.0 thousand at March 31, 2011.  This increase reflects an increase in the estimate for repurchases consistent with our increased loan originations and the recent notification by law enforcement authorities of an identification related fraud for a loan originated in 2007. Through the first three months of 2012, we have not repurchased any Notes due to identity theft. We continue to devote a significant amount of attention to fraud prevention and will continue to enhance our fraud control procedures to maintain a low level of repurchases.

Other Income

Change in Fair Value on Borrower Loans, Loans Held for Investment and Payment Dependent Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures, we elected to account for unrealized gains or losses on the borrower loans and borrower payment dependent notes on a fair value basis.  These amounts are included as a component of other income (expense) in our statement of operations. The total fair value adjustment was $1.2 million, $3.1 thousand and $935.3 thousand for the borrower loans, loans held for investment and Notes, respectively, resulting in a net unrealized gain of $279.1 thousand for the three months ended March 31, 2012.  The total fair value adjustment was $295.4 thousand and $580.1 thousand for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $284.7 thousand for the three months ended March 31, 2011.   We did not hold any loans held for investment during the three months ended March 31, 2011.

Insurance recoveries

During the first quarter of 2011 the Superior Court of California issued a final statement of decision finding that Greenwich Insurance Company, our insurance carrier with respect to our class action lawsuit, had a duty to defend the suit and requiring that Greenwich pay Prosper's past and future defense costs in the suit up to $2.0 million.  During 2011, Greenwich had made aggregate payments to us in the amount of $2.0 million to reimburse us for the defense costs we had already incurred in the class action suit.  Please see our Note 12 “Commitment and Contingencies” in the notes to our consolidated financial statements contained elsewhere in this report for further information related to this payment.

Other Income

Other income consists primarily of credit referral fees, where partner companies pay us an agreed upon amount for referrals of customers from our website.  Other income was $47.5 thousand for the three months ended March 31, 2012, which represented an increase of 108% over the corresponding prior year period.  The increase in other income during these periods was due to the addition of a number of new partners as well as increased traffic to existing credit referral partners.

Operating Expenses

Compensation and benefits were $2.5 million for the three months ended March 31, 2012, an increase of $898.6 thousand or 58% as compared to $1.6 million for the three months ended March 31, 2011.  The increase for the three months ended March 31, 2012 was largely due to the Company steadily increasing its employee headcount in 2011 and in the first three months of 2012, which in turn resulted in increased payroll costs such as salary and wages, payroll taxes, healthcare, and accrued vacation.  In particular, we increased our headcount across our marketing and operations to respond to increased volume demands. We intend to continue to increase headcount as we grow our lender and borrower bases and carry out our business plan.

Marketing and advertising costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, public relations and direct mail marketing.  Marketing and advertising costs were $1.3 million for the three months ended March 31, 2012, an increase of $756.5 thousand, as compared to $518.0 thousand for the three months ended March 31, 2011. This was primarily due to our increased emphasis on our affiliate network, brand marketing, and search engine and online marketing campaigns in order to drive borrower and lender volume.

Depreciation and amortization expense was $158.3 thousand for the three months ended March 31, 2012, an increase of 28% compared to the prior year period. This increase is mostly due to the capitalization of various internally developed software projects placed in service within the last year and in the current quarter, which in turn increased depreciation expense taken on those assets during the first three months of 2012.

General and Administrative Expenses

Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services, and other outside costs.  For the three months ended March 31, 2012 professional service expenses were $993.9 thousand, a 67% increase compared to $597.0 thousand for the three months ended March 31, 2011.  The overall increase for professional service expenses during the three months ended March 31, 2012 as compared to the prior year period was due to a large increase in legal expenses related to the formation of Prosper Funding LLC, a Delaware limited liability company (“PFL”).

Facilities and maintenance expenses consist primarily of rents paid for our corporate office lease and data co-location facility, software licenses and subscriptions, office supplies and expenses, repairs and maintenance expense and equipment and software costs that did not meet capitalization criteria. Facilities and maintenance expenses for the three months ended March 31, 2012 were $323.9 thousand, an increase of 116% relative to the corresponding prior year period. These increases were primarily due to additional software licenses and subscriptions purchased and also higher general facility costs caused by the expansion of our corporate office lease space.

Other general and administrative expenses consist of bank service charges, dues and subscriptions, insurance costs, travel and entertainment expenses, taxes and licenses costs, communications costs, recruiting costs and other miscellaneous expenses.  The increase is primarily due to SEC filing fees related to the formation of Prosper Funding LLC and recruiting fees for various marketing and technology positions.

Liquidity and Capital Resources

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through the end of 2012.  We had negative cash flows from operations of $4.1 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.  As reflected in the accompanying consolidated financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $65.2 million as of March 31, 2012.

At March 31, 2012, the Company had approximately $15.1 million in available cash and cash equivalents and short term investments.  Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan, however we believe that our current cash position is sufficient to meet our current liquidity needs.

Net cash used in operating activities was $4.1 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.  Net cash used in operating activities was used to fund ongoing operations such as headcount costs, legal and accounting services, marketing expenses and cost of service expenses.  The anticipated increase in origination revenue is expected to reduce our ongoing cash requirements.

Net cash used in investing activities for the three months ended March 31, 2012 was $21.4 million which consisted of purchases of short term investments of approximately $3.0 million, maturities of short term investments of $2.0 million, the origination of $132.8 thousand in loans held for investment, repayments of $33.3 thousand related to loans held for investment, $33.1 million in borrower loan originations offset by $12.9 million in borrower loan principal repayments, and purchases of property and equipment of $163.3 thousand.

Net cash provided by financing activities for the three months ended March 31, 2012 was $20.4 million which consisted of proceeds from the issuance of Borrower Payment Dependent Notes of $33.1 million, proceeds from the issuance of common stock of $3 thousand, offset by $12.7 million in repayment of Borrower Payment Dependent Notes.

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

As discussed in Note 12 of our consolidated financial statements, “Commitments and Contingencies,” contained elsewhere in this report, and in the “Insurance Recoveries” section above, Greenwich Insurance Company made payments to the Company in the amount of $2.0 million to reimburse the Company for the defense costs it had incurred in the class action suit. As a result, Greenwich has now satisfied its obligations with respect to the Company’s defense costs for the Hellum suit, with the exception of $142,584 in pre-judgment interest that Greenwich will be required to pay to the Company when a final judgment has been entered in the suit and all appeals have been exhausted.

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

Income Taxes

We incurred no income tax provision for the three months ended March 31, 2012 and 2011.  Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how our results will be affected by the realization and use of net operating loss carry forwards.

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

Off-Balance Sheet Arrangements

In February 2012, we formed Prosper Funding LLC, a Delaware limited liability company (“PFL”). We are the sole member of PFL and its accounts have been consolidated with the consolidated financial statements presented in this report. PFL has been organized and will be operated in a manner that is intended to minimize the likelihood that it will (i) become subject to bankruptcy proceedings or (ii) be substantively consolidated with the Company, and thus have its assets subject to claims by the Company’s creditors, in the event the Company becomes subject to a bankruptcy proceeding. We intended to restructure the platform so borrower loans are held by PFL and PFL issues and sells the borrower payment dependent notes tied to the loans. On March 7, 2012, PFL filed a registration statement on Form S-1 with the SEC for a continuous offering and sale of such notes. Prosper Funding LLC has not commenced operations as of the date of this report.

Additional Information about the Prosper Marketplace Loan Platform

Recent Loan Originations

The tables below show loan volume, average loan size, average lender yield, average credit scores and other pertinent data by Prosper Rating for originations from July 13, 2009 to March 31, 2012.

Prosper Rating	Number	Amount	Average Loan Size	Dollar Percentage
AA	1,711	$14,532,205	$8,493	10%
A	3,589	28,841,147	8,036	20%
B	3,110	25,056,761	8,057	18%
C	2,701	17,714,740	6,559	12%
D	5,587	31,351,594	5,612	22%
E	3,547	16,092,766	4,537	11%
HR	3,104	10,439,762	3,363	7%
Total	23,349	$144,028,975	$6,169	100%

Prosper Rating	Weighted Average Borrower Rate	Weighted Average Estimated Loss	Weighted Average Lender Yield	Average Experian ScorexPlus Score	Weighted Average Borrower APR
AA	8.65%	1.41%	7.65%	803	9.05%
A	11.41%	2.89%	10.40%	754	13.64%
B	16.37%	5.62%	15.37%	723	18.69%
C	21.32%	7.76%	20.32%	705	24.37%
D	26.29%	10.73%	25.29%	694	29.70%
E	31.40%	14.34%	30.40%	674	35.21%
HR	31.98%	18.53%	30.98%	682	35.59%
Total	20.18%	7.94%	19.17%	712	22.87%

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

As required by Exchange Act Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

On March 15, 2012 the Company’s Chief Executive Officer and President, Chris Larsen resigned. Mr. Larsen was Chief Executive Officer for the full fiscal year 2011 and through March 15, 2012, and established, maintained and evaluated the Company’s disclosure controls and procedures as well as its internal control over financial reporting during his time as CEO. At the time of Mr. Larsen’s resignation, Ms. Dawn Lepore, was appointed CEO. Thus, approximately two weeks prior to the end of our first fiscal quarter, she became responsible for maintaining the Company’s disclosure controls and procedures, as well as its internal controls over financial reporting.

Other than the event noted above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On July 13, 2009, we commenced a public offering of up to $500,000,000 in principal amount of our Borrower Payment Dependent Notes pursuant to a Registration Statement on Form S-1 (File No. 333-147019). The offering is a continuous offering and remains ongoing. The registration statement was declared effective by the SEC on July 10, 2009.  From July 13, 2009 to April 30, 2012, we sold $155,673,182 in principal amount of Notes at 100% of their principal amount.  The Notes are offered only through our website, and there are no underwriters or underwriting discounts.  We have incurred estimated expenses of approximately $2,097,411 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a borrower loan through our platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prosper Marketplace, Inc.
Date: May 14, 2012	By:	/s/ Dawn G. Lepore
		Name:	Dawn G. Lepore
		Title:	Chief Executive Officer (Principal Executive Officer)

Prosper Marketplace, Inc.
Date: May 14, 2012	By:	/s/ Kirk T. Inglis
		Name:	Kirk T. Inglis
		Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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