Form 10-Q
period 2012-06-30
PROSPER MARKETPLACE INC
filed 2012-08-09
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-147019

PROSPER MARKETPLACE, INC.
(Exact name of registrant as specified in its charter)

Delaware	6199	73-1733867
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number	(I.R.S. Employer Identification Number)

111 Sutter Street, 22nd Floor
San Francisco, CA 94104
(415) 593-5400
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 3, 2012 there were 2,897,859 shares of the registrant’s common stock outstanding.

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

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K/A for the year ended December 31, 2011, particularly under the caption “Risk Factors.”

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K/A for the year ended December 31, 2011, particularly under the caption “Risk Factors.” We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

i

PART I. Financial Information
Item 1. Consolidated Financial Statements

Prosper Marketplace, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$4,144,289	$9,216,133
Restricted cash	5,194,196	4,364,102
Short term investments	6,998,502	9,997,420
Receivables	70,960	12,941
Loans held for investment at fair value	224,392	137,314
Borrower Loans Receivable at fair value	119,906,772	75,762,894
Property and equipment, net	1,273,735	1,337,572
Prepaid and other assets	379,558	234,539
Total assets	$138,192,404	$101,062,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$801,592	$1,123,732
Accrued liabilities	2,649,484	2,027,313
Borrower Payment Dependent Notes at fair value	120,414,362	76,159,501
Repurchase obligation	29,000	22,168
Total liabilities	123,894,438	79,332,714

Commitments and contingencies (see Note 12)

Stockholders' Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding as of June 30, 2012 and December 31, 2011)	4,024	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding as of June 30, 2012 and December 31, 2011)	3,310	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized, issued and outstanding as of June 30, 2012 and December 31, 2011)	2,064	2,064
Convertible preferred stock – Series D ($0.001 par value; 20,340,705 shares authorized, issued and outstanding as of June 30, 2012 and December 31, 2011)	20,341	20,341
Convertible preferred stock – Series E ($0.001 par value; 23,222,747 shares authorized, issued and outstanding as of June 30, 2012 and December 31, 2011)	23,223	23,223
Convertible preferred stock – Series E-1 ($0.001 par value; 10,000,000 shares authorized, issued and outstanding as of June 30, 2012 and December 31, 2011)	10,000	10,000
Convertible preferred stock – Series F ($0.001 par value; 8,996,739 shares authorized, issued and outstanding as of June 30, 2012 and December 31, 2011)	8,997	8,997
Common stock ($0.001 par value; 81,414,566 shares authorized; 2,897,859 and 2,872,859 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)	4,721	4,696
Additional paid-in capital	82,922,834	82,733,624
Less Treasury Stock	(291,046)	(291,046)
Accumulated deficit	(68,410,502)	(60,789,032)
Total stockholders' equity	14,297,966	21,730,201

Total liabilities and stockholders' equity	$138,192,404	$101,062,915

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Origination fees	$1,756,891	$598,549	$3,139,346	$991,851
Loan servicing fees	240	7,544	394	19,563
Interest income on Borrower Loans	5,780,104	1,961,708	10,410,278	3,419,911
Interest expense on Payment Dependent Notes	(5,499,109)	(1,857,268)	(9,902,252)	(3,235,198)
Rebates and promotions	(265,019)	(278,559)	(549,386)	(444,963)
Revenues	1,773,107	431,974	3,098,380	751,164

Cost of revenues
Cost of services	(345,259)	(293,153)	(680,895)	(595,976)
Reversal of (Provision for) loan and Note repurchases	(8,104)	(2,877)	(11,537)	57,792
Net revenues	1,419,744	135,944	2,405,948	212,980

Operating expenses
Compensation and benefits	2,349,836	1,603,216	4,806,640	3,161,425
Marketing and advertising	1,127,016	332,376	2,401,543	850,371
Depreciation and amortization	167,904	110,006	326,200	233,270
General and administrative
Professional services	638,688	543,963	1,632,632	1,140,923
Facilities and maintenance	301,121	175,754	624,999	325,953
Other	380,782	208,189	850,026	435,876
Total expenses	4,965,347	2,973,504	10,642,040	6,147,818
Loss before other income and expenses	(3,545,603)	(2,837,560)	(8,236,092)	(5,934,838)

Other income and expenses
Interest income	4,643	1,563	4,282	2,597
Change in fair value on Borrower Loans, Loans Held for Investment and Payment Dependent Notes, net	240,606	190,832	519,730	475,524
Insurance recoveries	-	168,571	-	1,896,844
Loss on impairment of fixed assets	-	(1,707)	-	(1,714)
Other Income	43,092	18,100	90,610	41,029
Total other income and expenses, net	288,341	377,359	614,622	2,414,280

Loss before income taxes	(3,257,262)	(2,460,201)	(7,621,470)	(3,520,558)
Provision for income taxes	-	-	-	-
Net loss	$(3,257,262)	$(2,460,201)	$(7,621,470)	$(3,520,558)

Net loss per share – basic and diluted	$(1.12)	$(0.54)	$(2.63)	$(0.78)
Weighted average shares - basic and diluted net loss per share	2,897,859	4,541,327	2,892,749	4,540,664

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid- In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of January 1, 2011 (Audited)	32,848,832	$32,849	4,478,667	$4,480	$-	$-	$56,659,849	$(50,767,983)	$5,929,195

Issuance of convertible preferred stock, Series E	23,222,747	23,223	-	-	-	-	17,116,777	-	17,140,000

Issuance of convertible preferred stock, Series E-1	10,000,000	10,000	-	-	-	-	-	-	10,000

Conversion of convertible preferred stock, Series D-1	(3,110,188)	(3,110)	1	-	-	-	3,110	-	-

Offering costs on preferred stock	-	-	-	-	-	-	(447,603)	-	(447,603)

Exercise of stock options	-	-	100,416	100	-	-	20,983	-	21,083

Exercise of common stock warrants	-	-	90,165	90	-	-	17,943	-	18,033

Issuance of common stock warrants	-	-	-	-	-	-	26,315	-	26,315

Compensation expense	-	-	-	-	-	-	166,743	-	166,743

Net loss	-	-	-	-	-	-	-	(3,520,558)	(3,520,558)

Balance as of June 30, 2011 (Unaudited)	62,961,391	$62,962	4,669,249	$4,670	$–	$–	$73,564,117	$(54,288,541)	$19,343,208

Balance as of January 1, 2012 (Audited)	71,958,130	$71,959	4,695,499	$4,696	(1,822,640)	$(291,046)	$82,733,624	$(60,789,032)	$21,730,201

Exercise of stock options	-	-	25,000	25	-	-	2,975	-	3,000

Issuance of common stock warrants	-	-	-	-	-	-	22,884	-	22,884

Compensation expense	-	-	-	-	-	-	163,351	-	163,351

Net loss	-	-	-	-	-	-	-	(7,621,470)	(7,621,470)

Balance as of June 30, 2012 (Unaudited)	71,958,130	$71,959	4,720,499	$4,721	(1,822,640)	$(291,046)	$82,922,834	$(68,410,502)	$14,297,966

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,621,470)	$(3,520,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	326,200	233,270
Loss on impairment of fixed assets	–	1,714
Change in fair value of Loans held for investment	8,160	–
Change in fair value of Borrower Loans	(1,059,981)	(3,278,390)
Change in fair value of Borrower Payment Dependent Notes	532,092	2,802,866
Stock-based compensation expense	163,351	166,743
Warrant grants to nonemployees	22,884	26,315
Provision for (Reversal of) loan and Note repurchases	6,832	(57,792)
Change in fair value of servicing rights	–	2,986
Amortization of discount on long-term debt	–	11,406
Premium on early conversion of convertible note	–	–
Changes in operating assets and liabilities:
Restricted cash	(830,094)	(607,129)
Receivables	(58,019)	(4,308)
Prepaid and other assets	(145,018)	(31,035)
Accounts payable and accrued liabilities	300,032	440,743
Loan and Note repurchases	–	2,018
Net cash used in operating activities	(8,355,031)	(3,811,151)

Cash flows from investing activities:
Purchases of short term investments	5,998,918	–
Maturities of short term investments	(3,000,000)	–
Origination of Loans held for investment at fair value	(157,564)	–
Repayment of Loans held for investment at fair value	62,326	–
Origination of Borrower Loans held at fair value	(71,073,740)	(27,692,219)
Repayment of Borrower Loans held at fair value	27,989,843	10,195,799
Purchases of property and equipment	(262,364)	(434,079)
Net cash used in investing activities	(40,442,581)	(17,930,499)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	–	17,149,999
Offering costs - convertible preferred stock	–	(447,603)
Proceeds from issuance of Notes held at fair value	71,073,740	27,692,219
Payment of Notes held at fair value	(27,350,972)	(9,934,921)
Proceeds from the issuance of notes payable	–	–
Principal repayment of notes payable	–	(300,000)
Proceeds from issuance of common stock	3,000	39,116
Net cash provided by financing activities	43,725,768	34,198,810

Net increase (decrease) in cash and cash equivalents	(5,071,844)	12,457,160
Cash and cash equivalents at beginning of the period	9,216,133	4,284,228
Cash and cash equivalents at end of the period	$4,144,289	$16,741,388

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

As reflected in the accompanying consolidated financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $68.4 million as of June 30, 2012. For the three and six months ended June 30, 2012, the Company incurred a net loss of $3.3 million and $7.6 million, respectively and the Company had negative cash flows from operations of $8.4 million during the six months ended June 30, 2012. Since its inception, Prosper has financed its operations primarily through equity financing from various sources. In June 2011, the Company raised $17.2 million through the issuance of our Series E and E-1 Preferred Stock to certain new investors and certain of Prosper’s existing investors. In November 2011, the Company raised $9.0 million through the issuance of our Series F Preferred Stock to certain new investors. Please see Note 9, “Shareholders’ Equity” for further discussion of our Preferred Stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) and disclosure requirements for interim financial information and the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K/A filed with the Securities Exchange Commission (SEC) for the year ended December 31, 2011. The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date. Management believes these unaudited interim consolidated financial statements reflect all adjustments, including those of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

The accompanying consolidated financial statements include the accounts of Prosper and its wholly-owned subsidiary, Prosper Funding LLC. Prosper Funding LLC was formed in the state of Delaware on February 17, 2012, but has not commenced operations as of June 30, 2012. All significant intercompany transactions and balances have been eliminated.

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

Loans Held for Investment

From time to time, Prosper will fund all or a portion of a borrower loan or repurchase a loan to indemnify a lender member. These performing Notes are classified as loans held for investment based on management’s intent to hold these loans for the foreseeable future or to maturity, and are carried at fair value.

Fair Value Election

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

Revenue Recognition

Prosper recognizes revenue in accordance with ASC Topic 605, Revenue Recognition. Under ASC Topic 605, Prosper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price of the services is fixed and determinable and collectability is reasonably assured. Revenues primarily result from fees earned and net interest income.

Origination Fees

Borrowers pay an origination fee upon the successful closing of a loan. We deduct and retain the origination fee from the loan amount prior to disbursing the net amount to the borrower member. The loan origination fee is determined by the term and credit grade of the loan and ranges from 0.50% to 4.95% of the original principal amount. Since Prosper accounts for borrower loans, loans held for investment, and Borrower Payment Dependent Notes at fair value, origination fees are not deferred but are recognized at origination of the loan and direct costs to originate loans are recorded as operating expenses as incurred.

Loan servicing fees

Loan servicing revenue includes monthly loan servicing fees and non-sufficient funds (NSF) fees on loans originated prior to October 16, 2008. Loan servicing fees are accrued daily based on the current outstanding principal balance of the borrower loan but are not recognized until payment is received due to the uncertainty of collection of borrower loan payments. Our servicing fee is equal to 1.0% of the outstanding principal balance of the corresponding borrower loan. Prosper charges a NSF fee to borrowers for the first failed payment of each billing period. NSF fees are charged to the borrower and collected and recognized immediately.

Net Interest income on Borrower Loans Receivable and Payment Dependent Notes

We recognize interest income on our borrower loans receivable using the accrual method based on the stated interest rate to the extent that we believe it to be collectable. We record interest expense on the corresponding Payment Dependent Note based on the contractual interest rate.

Advertising and Promotional Expenses

Under the provisions of ASC Topic 720, Other Expenses, the costs of advertising are expensed as incurred.

Rebate and Promotional Expenses

The Company accounts for rebates and promotions in accordance with ASC Topic 605, Revenue Recognition. From time to time we offer rebates and promotions to our borrower and lender members. We record these rebates and promotions as an offset to revenue if a particular rebate or promotion is earned upon the origination of the loan. Our rebate and promotions have in the past been in the form of cash back and other incentives paid to lenders and borrowers.

Stock-Based Compensation

The Company accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Stock Compensation. ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The fair value of share-option awards is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because Prosper’s equity awards have characteristics significantly different from those of traded options, the changes in the subjective input assumptions can materially affect the fair value estimate.

The stock-based compensation related to an award that is expected to vest is amortized using the straight line method over the vesting term of the award, which is generally four years. Stock-based compensation expense is recorded net of estimated forfeitures, such that expense is recorded only for those stock-based awards that are expected to vest.

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

Net Loss Per Share

Prosper computes net loss per share in accordance with ASC Topic 260, Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At June 30, 2012, there were outstanding convertible preferred stock, warrants and options convertible into 61,958,136, 2,380,298 and 12,406,772 common shares, respectively, which may dilute future earnings per share. Due to the Company reporting a net loss for the three and six months ended June 30, 2012 and 2011, there is no calculation of fully-diluted earnings per share as all common stock equivalents are anti-dilutive.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2012, as compared to the recent accounting pronouncements described in our 2011 10-K, that are of significance, or potential significance to us.

3. Borrower Loans and Borrower Payment Notes Held at Fair Value

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

June 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short term investments	$6,998,502	-	-	$6,998,502
Borrower loans receivable	-	-	$119,906,772	$119,906,772
Loans held for investment	-	-	$224,392	$224,392
Liabilities
Borrower payment dependent notes	-	-	$120,414,362	$120,414,362

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short term investments	$9,997,420	-	-	$9,997,420
Borrower loans receivable	-	-	$75,762,894	$75,762,894
Loans held for investment	-	-	$137,314	$137,314
Liabilities
Borrower payment dependent notes	-	-	$76,159,501	$76,159,501

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

For borrower loans originated and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of June 30, 2012:

Monthly prepayment rate speed	1.60%
Recovery rate	5.35%
Discount rate *	9.75%
Weighted average default rate	8.28%

* This is the average discount rate among all of Prosper’s credit grades

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Servicing Rights	Borrower Loans	Borrower Payment Dependent Notes	Total
Balance at January 1, 2012	-	$75,762,894	$(76,159,501)	$(396,607)
Originations	-	$71,073,740	$(71,073,740)	$-
Principal repayments and credit losses	-	$(27,989,843)	$27,350,972	$(638,871)
Change in fair value on borrower loans and Payment Dependent Notes	-	$1,059,981	$(532,093)	$527,888
Balance at June 30, 2012	$-	$119,906,772	$(120,414,362)	$(507,590)

Balance at January 1, 2011	2,986	$23,689,950	$(23,478,046)	$214,890
Originations	-	$27,692,219	$(27,692,219)	$-
Principal repayments	-	$(10,195,799)	$9,934,921	$(260,878)
Change in fair value on borrower loans and Payment Dependent Notes	-	$3,278,390	$(2,802,866)	$475,524
Change in fair value of servicing rights	(2,986)	$-	$-	$(2,986)
Balance at June 30, 2011	$-	$44,464,760	$(44,038,210)	$426,550

Due to the recent origination of the borrower loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial. The Company had no originations of borrower loans or issuances of Notes prior to July 13, 2009. Of the loans originated from July 13, 2009 to June 30, 2012, the Company had 170 loans which were 90 days or more delinquent for an aggregate principal amount of $803,648 and a fair value of $71,480 as of June 30, 2012.

4. Loans Held for Investment at Fair Value

As of June 30, 2012, we held a net amount of $224,392 in loans held for investment. When a borrower member loan has been repurchased or funded in whole, or in part, by us, we retain the portion of the borrower’s monthly loan payment that corresponds to the percentage of the loan that we have funded. In these cases, we record interest income on these borrower loans.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Loans Held for Investment
Balance at January 1, 2012	$137,314
Originations	157,564
Principal repayments and credit losses	(62,326)
Change in fair value of loans held for investment	(8,160)
Balance at June 30, 2012	$224,392

Balance at January 1, 2011	$-
Originations	-
Principal repayments and credit losses	-
Change in fair value of servicing rights	-
Balance at June 30, 2011	$-

Prosper estimates the fair value of the loans held for investment using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of Borrower Loans, which are set forth in Note 3, as they have similar characteristics and we expect these loans to behave in a comparable manner. The valuation assumptions the Company used to value these loans include prepayment rates, default rates and recovery rates derived from historical loan performance data and discount rates based on credit grade applied to each loan.

The fair value adjustment on these loans held for investment was $8,160, which is included in earnings for the six months ended June 30, 2012. As of June 30, 2012, there were 2 loans held for investment that were greater than 90 days delinquent totaling $29. Due to the recent origination of these loans, the fair value approximates the carrying value of these loans and the change in fair value attributable to instrument-specific credit risk is immaterial.

5. Notes Payable

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. The note was discounted by $109,583 for a net payable of $270,417. The promissory note includes both principal and interest and was payable in annual installments of $20,000 due on the first, second, third, and fourth anniversary of the note and $300,000 due on the fifth anniversary of the note. In June 2011, the promissory note was paid in full. Interest on the note was imputed at an 8% annual rate and is amortized to interest expense over the five year life of the loan. We recorded amortized interest expense of approximately $5,700 and $11,400 for the three and six months ended June 30, 2011.

6. Accrued Liabilities

As of June 30, 2012 and December 31, 2011, accrued liabilities consist of the following:

	June 30,	December 31,
	2012	2011
Legal accruals and fees	$628,927	$530,252
Audit, tax and accounting	264,151	284,174
Payroll and benefits	249,084	262,507
Loan servicing costs	752,842	448,631
Other	754,480	501,749
	$2,649,484	$2,027,313

7. Repurchase Obligation

Changes in the repurchase obligation are summarized below:

Balance at January 1, 2012	$22,168
Increase in provision for Loan and Note repurchases	6,832
Repurchased Loan and Note recoveries during the period	-
Balance at June 30, 2012	$29,000

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(3,257,262)	$(2,460,201)	$(7,621,470)	$(3,520,558)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	$2,897,859	$4,541,327	$2,892,749	$4,540,664
Basic and diluted net loss per share	$(1.12)	$(0.54)	$(2.63)	$(0.78)

Due to losses attributable to common stockholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	June 30,
	2012	2011
Excluded Securities:
Convertible preferred stock issued and outstanding	61,958,136	62,961,391
Stock options issued and outstanding	12,406,772	6,316,850
Warrants issued and outstanding	2,380,298	639,875
Total common stock equivalents excluded from diluted net loss per common share computation	76,745,206	69,918,116

9. Stockholders’ Equity

Preferred Stock

Under Prosper’s certificate of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.

In April 2005, Prosper issued and sold 4,023,999 shares at $1.875 per share of Series A convertible preferred stock (Series A Preferred Stock) in a private placement for $7,464,450, net of issuance costs of $80,550.

In February 2006, Prosper issued and sold 3,310,382 shares at $3.776 per share of Series B convertible preferred stock (Series B Preferred Stock) in a private placement for $12,412,302, net of issuance costs of $87,700.

In June 2007, Prosper issued and sold 2,063,558 shares at $9.692 per share of Series C convertible preferred stock (Series C Preferred Stock) in a private placement for $19,919,009, net of issuance costs of $80,996.

In April 2010, Prosper issued and sold 20,340,705 shares at $0.7385 per share of Series D convertible preferred stock (Series D Preferred Stock) and 3,110,188 shares at $0.001 per share of Series D-1 convertible preferred stock (Series D-1 Preferred Stock) in a private placement for $14,595,709, net of issuance costs of $125,903. In connection with that sale, $3,676,884 was treated as conversion of promissory notes payable including $300,000 which represented consideration for a note holder’s agreement to convert their Note prior to maturity.

In June 2011, Prosper issued and sold 23,222,747 shares at $0.7385 per share of Series E convertible preferred stock (Series E Preferred Stock) in a private placement for $16,708,524, net of issuance costs of $441,476. In connection with that sale, we issued and recorded 10,000,000 shares at the par value $0.001 per share of Series E-1 convertible preferred stock (Series E-1 Preferred Stock) to certain holders of Series A, Series B and Series C Preferred Stock who participated in the sale. The Series E-1 shares established certain liquidation rights, as described below, have no voting rights and are convertible into one share of common stock (Common Stock) for every one million shares of Series E-1. We allocated the par value of the shares of Series E-1 Preferred Stock among these stockholders in proportion to their relative participation in the Series E financing. Upon issuance of our Series E and Series E-1 Preferred Stock, the Series D-1 Preferred Stock was converted into a single share of Common Stock.

In November 2011, Prosper issued and sold 8,996,739 shares at $1.00 per share of Series F convertible preferred stock (Series F Preferred Stock) in a private placement for $8,941,602, net of issuance costs of $58,735.

Dividends

The holders of Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock are entitled to receive an annual dividend per share in an amount equal to 8% times the liquidation preference for such share, payable in preference and priority to any declaration or payment of any distribution on Common Stock in such calendar year. The right to receive dividends on shares of Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock is cumulative from and after the date of issuance of such shares. Such dividends shall be payable only when, as, and if declared by the Board of Directors. Holders of Series E-1 Preferred Stock are not entitled to receive dividends in preference and priority to, or on a pari passu basis with, the other Preferred Stock or the Common Stock. Dividends on shares of Series E-1 Preferred Stock shall be payable only when, as, and if declared by the Board of Directors. To date, no dividends have been declared on any of the Company’s Preferred Stock or Common Stock, and there are no dividends in arrears at June 30, 2012.

Conversion

Each share of Preferred Stock shall automatically be converted into fully-paid, non-assessable shares of Common Stock at the conversion rate for such share (i) immediately prior to the closing of an underwritten initial public offering at a price per share (prior to underwriting commissions and expenses) that values the Company at least $200,000,000 in an offering with aggregate proceeds to the Company of at least $40,000,000 (before deducting underwriters commissions and expenses), pursuant to an effective registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), covering the offer and sale of Common Stock, or (ii) upon the receipt of a written request for such conversion from the holders of more than sixty percent (60%) of the outstanding shares of Preferred Stock, or, if later, the effective date for conversion specified in such request, provided that shares of Series D Preferred Stock will not be automatically converted pursuant to any such request unless the holders of eighty-two percent (82%) of the outstanding shares of Series D Preferred Stock approve such conversion, shares of Series E Preferred Stock shall not be automatically converted pursuant to any such request unless the holders of eighty-two percent (82%) of the outstanding shares of Series E Preferred Stock approve such conversion, and shares of Series F Preferred Stock shall not be automatically converted pursuant to any such request unless the holders of eighty-two percent (82%) of the outstanding shares of Series F Preferred Stock approve such conversion. In addition, when a liquidation event occurs, if a holder of Series E-1 Preferred Stock has converted any of such holder’s shares of Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock into Common Stock, then all shares of Series E-1 Preferred Stock held by such holder shall automatically be converted into fully-paid, non-assessable shares of Common Stock at the then effective conversion rate for such shares immediately prior to such liquidation event.

Liquidation Rights

In the event of any sale, liquidation, dissolution, or winding up of Prosper, whether voluntary or involuntary, the holders of Series F Preferred Stock and Series E Preferred Stock shall be entitled to receive, pari passu with each other and prior and in preference to any distribution of the proceeds to the holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E-1 Preferred Stock or Common Stock by reason of their ownership of such stock, an amount for each share of Series E Preferred Stock or Series F Preferred Stock held by them equal to the liquidation preference of such share (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on such share. If upon such liquidation event, the assets of the Company legally available for distribution to the holders of the Series E Preferred Stock and Series F Preferred Stock are insufficient to pay the preferential amount specified above, then the entire assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series E Preferred Stock and Series F Preferred Stock.

After the payment or setting aside for payment to the holders of Series E Preferred Stock and Series F Preferred Stock of the preferential amount specified above, the holders of Series D Preferred Stock shall be entitled to receive, prior and in preference to any distribution of proceeds to the holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series E-1 Preferred Stock or Common Stock by reason of their ownership of such stock, an amount for each share of Series D Preferred Stock held by them equal to the liquidation preference of such share (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on such share. After the payment of or setting aside for payment to the holders of Series F Preferred Stock, Series E Preferred Stock and Series D Preferred Stock of the full amounts specified above, the holders of Series E-1 Preferred Stock shall be entitled to receive, prior and in preference to any distribution of proceeds to the holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Common Stock, by reason of their ownership of such stock, an amount per share for each share of Series E-1 Preferred Stock held by them equal to $1.00.

After the payment or setting aside for payment to the holders of Series F Preferred Stock, Series E Preferred Stock, Series D Preferred Stock and Series E-1 Preferred Stock of the preferential amounts specified above, the entire remaining proceeds legally available for distribution shall be distributed pro rata to the holders of Series F Preferred Stock, Series E Preferred Stock, Series D Preferred Stock and Common Stock in proportion to the number of shares of common stock held by them, assuming for purposes of the calculation that all outstanding shares of Series F Preferred Stock, Series E Preferred Stock and Series D Preferred Stock were converted into Common Stock at the conversion rate then in effect, provided, however, that the maximum aggregate amount per share that may be paid to a holder of Series F Preferred Stock, Series E Preferred Stock or Series D Preferred Stock in connection with a liquidation event will be three times the original issue price for such share.

Voting

Each holder of shares of Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock could be converted and shall have voting rights and powers equal to the voting rights and powers of the Common Stock (except as otherwise expressly provided in Prosper’s Amended and Restated Certificate of Incorporation, as amended, or as required by law), voting together with the Common Stock as a single class, and shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of Prosper. The holders of Preferred Stock shall vote as one class with the holders of the Common Stock except with respect to certain matters that require separate votes.

Common Stock

Prosper is authorized to issue up to 81,414,566 shares of common stock, $0.001 par value, of which 2,897,859 and 2,872,859 shares were issued and outstanding as of June 30, 2012, and December 31, 2011, respectively. Each holder of common stock shall be entitled to one vote for each share of common stock held.

Common Stock Issued upon Exercise of Stock Options

For the six months ended June 30, 2012 and 2011, the Company issued 25,000 and 100,416 shares of common stock, respectively, upon the exercise of options for cash proceeds of $3,000 and $21,083, respectively.

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

Option activity under the Option Plan is summarized as follows for the periods below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2011	5,766,859	$0.30
Options granted (weighted average fair value of $0.20)	1,112,978	$0.20
Options exercised	(100,416)	$0.21
Options canceled	(462,571)	$0.26
Balance as of June 30, 2011	6,316,850	$0.28

Balance as of January 1, 2012	12,087,620	$0.21
Options granted (weighted average fair value of $0.11)	1,573,200	$0.17
Options exercised	(25,000)	$0.12
Options canceled	(1,229,048)	$0.21
Balance as of June 30, 2012	12,406,772	$0.20

Options outstanding and exercisable at June 30, 2012	4,404,920	$0.29

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of June 30, 2012 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.12 - $0.12	4,685,675	9.19	$0.12	$234,284	412,121	$0.12	$20,606
$0.17 - $0.17	2,068,474	9.60	0.17	–	112,031	0.17	–
$0.20 - $0.20	4,832,505	8.06	0.20	–	3,145,234	0.20	–
$0.25 - $0.25	25,000	3.12	0.25	–	25,000	0.25	–
$0.50 - $0.50	304,117	4.37	0.50	–	304,117	0.50	–
$0.56 - $0.56	349,269	7.09	0.56	–	265,519	0.56	–
$1.94 - $1.94	96,732	6.51	1.94	–	95,898	1.94	–
$2.17 - $2.17	45,000	5.69	2.17	–	45,000	2.17	–
	12,406,772	8.60	$0.20	$234,284	4,404,920	$0.29	$20,606

The intrinsic value is calculated as the difference between the value of Prosper's common stock at June 30, 2012, which was $0.17 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the six months ended June 30, 2012 and 2011 reflect the expenses that Prosper expects to recognize after the consideration of estimated forfeitures. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. The forfeitures were estimated based on historical experience. The Company estimated its annual forfeiture rate to be 24.0% and 23.5% for the six months ended June 30, 2012 and 2011, respectively.

The fair value of stock option awards for the six months ended June 30, 2012 and 2011 was estimated as of the respective grant dates using the Black-Scholes model with the following average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Volatility of common stock	**	**	77.10%	65.84%
Risk-free interest rate	**	**	0.97%	1.70%
Expected life*	**	**	5.0 years	4.5 years
Dividend yield	**	**	0%	0%
Weighted-average fair value of grants	**	**	$0.11	$0.20

*For nonemployee stock option awards, the expected life is the contractual term of the award, which is generally ten years.
**No stock option awards were granted during the three months ended June 30, 2012 and June 30, 2011.

Total stock-based compensation expense for employee and non-employee stock-option awards reflected in the statements of operations for the six months ended June 30, 2012 and 2011 was approximately $169,400 and $163,000, respectively and $87,700 and $91,800 for the three months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the unamortized stock-based compensation expense related to unvested stock-based awards was approximately $721,000 which will be recognized over the remaining vesting period of approximately 2.6 years.

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

Due to the book and tax net losses incurred during the six months ended June 30, 2012 and 2011, Prosper has not incurred any income tax expense during those periods. In addition, Prosper has maintained a full valuation allowance against its net deferred tax assets because the realization of those deferred tax assets is dependent upon future earnings, and the amount and timing of those earnings, if any is uncertain.

12. Commitments and Contingencies

Future minimum lease payments and other commitments

Prosper leases its corporate office and co-location facility under noncancelable operating leases that expire in July 2013 and August 2014, respectively. Prosper’s corporate office lease has the option to renew for an additional two years. Future minimum rental payments under these leases as of June 30, 2012 are as follows:

Remaining six months ended December 31, 2012	$267,901
Years ended December 31:
2013	368,913
2014	86,569
Total future operating lease obligations	$723,383

Rental expense under premises-operating lease arrangements was approximately $129,300 and $263,500 for the three and six months ended June 30, 2012 and $102,400 and $204,900 for the corresponding periods during 2011, respectively.

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

On April 21, 2009, the Company and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between the Company and the states in which the Company offered loan notes for sale prior to November 2008. The consent order involves payment by the Company of up to an aggregate of $1.0 million in penalties, which have been allocated among the states based on the Company’s loan sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1.0 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of the Company’s note sale activities prior to November 2008. Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order. However, no state is obliged to do so, and there is no deadline by which a state must make its decision. The Company is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against the Company, subject to any applicable statute of limitations. As of June 30, 2012, the Company has entered into consent orders with 33 states and has paid an aggregate of $436,717 in penalties to those states, which were paid prior to 2012.

As of June 30, 2012 and 2011, the Company had accrued approximately $277,000 in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state, using the Company’s note sales from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order, assigning a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, the Company considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against the Company; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known.

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

As of June 30, 2012, the class action lawsuit is in its preliminary stages and its probable outcome cannot presently be determined, nor can the amount of damages or other costs that might be borne by Prosper be estimated.

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

On August 12, 2011, Greenwich filed a notice of appeal of the court's decision regarding Greenwich’s duty to defend up to $2.0 million. On July 16, 2012, the California Court of Appeal affirmed the trial court’s decision.

13. Related Parties

Prosper’s executive officers, directors and certain affiliates participate on the Company’s lending platform by placing bids and purchasing Notes originated on the platform. The aggregate amount of loans purchased and the income earned by these related parties as of June 30, 2012 and 2011 are summarized below:

Related Party	Aggregate Amount of Loans Purchased		Interest Earned on Loans for the Six Months Ended,
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Executive officers & management	$179,017	$1,213,497	$8,456	$26,661
Directors	2,930,066	444,569	145,079	8,460
Affiliates	1,160,964	881,353	61,261	32,241
	$4,270,047	$2,539,419	$214,796	$67,362

The Notes purchased by officers, directors and certain affiliates were obtained on the same terms and conditions as those obtained by other Note purchasers. Of the total aggregate amount of Notes purchased by officers, directors and certain affiliates since inception approximately $178,800 or 4% and $166,300 or 7% of principal has been charged off through June 30, 2012 and 2011, respectively. Prosper earned approximately $11,100 and $2,900 of servicing fees revenue related to these Notes for the six months ended June 30, 2012 and 2011, respectively.

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

All loans requested and obtained by Prosper borrower members through our platform are unsecured obligations of individual borrower members with a fixed interest rate and a loan term currently set at one, three or five years. After funding a loan, WebBank assigns the loan to Prosper, without recourse to WebBank, in exchange for the principal amount of the borrower loan. WebBank does not have any obligation to purchasers of the Notes. We verify the identity of 100% of our borrowers using a variety of methods including credit bureau data, other electronic data sources and offline documentary procedures. We verify income and/or employment on a subset of borrowers based on a proprietary algorithm. The intention of the algorithm is to verify income or employment in cases where the self-reported income of the borrower is highly determinative of the borrower’s Prosper Rating.

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

Our Operating History

We incorporated in Delaware in March 2005 and launched our public website, www.prosper.com on February 13, 2006. As of June 30, 2012, our platform has facilitated 57,423 borrower loans since its launch totaling an aggregate principal amount of approximately $361,176,000.

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

We have a limited operating history and have incurred net losses since our inception. Our net loss was $3,257,262 and $2,460,201 for the three months ended June 30, 2012 and 2011, respectively and $7,621,470 and $3,520,558 for the six months ended June 30, 2012 and 2011, respectively. We earn revenues primarily from borrower origination fees, non-sufficient funds fees and lender member service fees. At this stage of our development, we have funded our operations primarily with proceeds from equity financings, which are described below under “Liquidity and Capital Resources.”

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

Through the first six months of 2012, we have increased our origination volume consistently month over month in terms of both units and total dollar amounts. We hope to continue this trend of growth as our borrower and lender bases continue to strengthen, and become more familiar with our platform. Over time we expect our lender base to grow as we gain more exposure to potential lenders, and establish our Notes as a viable investment alternative.

During 2011, we implemented a new feature on our website, which tells both prospective investors and borrowers how far along Prosper is in processing a loan application. This helps lender members concentrate their funds on listings that are more likely to fund and originate. Also, we implemented Quick Invest, our loan search tool, to allow lender members to better identify Notes that meet their investment criteria. Furthermore, we launched our mobile web site for iPhone and Android devices so that investors can browse listings, transfer funds, and execute Quick Invest orders using those devices, and we began allowing investors to invest with Prosper through self-directed IRAs. We continue to invest in software, hardware and website development in order to improve our operating platform and to maintain and enhance our website attractiveness and ease of use. We have increased headcount across our critical business groups in response to our strategic growth plan while still retaining a flexible and scalable platform.

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

We account for our short term investments, loans held for investment, borrower loans, and borrower payment dependent notes on a fair value basis. We believe, however, that borrower loans and borrower payment dependent notes represent a pertinent element of our current quarter financial statement. For additional information and discussion regarding our significant accounting policies surrounding fair value measurement, see Note 2, Note 3 and Note 4 to the consolidated financial statements included elsewhere in this report.

Borrower Loans and Borrower Payment Dependent Notes

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

For borrower loans and Notes issued after July 13, 2009, we used the following average assumptions to determine the fair value as of June 30, 2012:

Monthly prepayment rate speed	1.60%
Recovery rate	5.35%
Discount rate *	9.75%
Weighted average default rate	8.28%

* This is the weighted average discount rate among all of Prosper’s credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at June 30, 2012 for borrower loans and Notes are presented in the following table:

		Payment
	Borrower	Dependent
	Loans	Notes
Discount rate assumption:	9.75%	9.75%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(1,297,389)	$(1,284,832)
200 basis point increase	(2,562,946)	(2,538,185)
Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$1,330,361	$1,317,581
200 basis point decrease	2,694,979	2,668,961

Default rate assumption:	8.28%	8.28%
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(1,088,700)	$(1,078,306)
20% higher default rates	(2,209,785)	(2,188,491)
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$1,181,345	$1,169,887
20% lower default rates	2,330,553	2,308,012

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

For additional information and discussion, see Note 2 and Note 3 to the consolidated financial statements, included elsewhere in this report.

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

From our relaunch in July 2009 to April 11, 2012, our origination fees were as follows:

	Origination Fee Percentage	Origination Fee Percentage	Origination Fee Percentage
Prosper Rating	(Jul 2009-Jul 2010)	(Jul 2010-Nov 2011)	(Nov 2011-Apr 11, 2012)
AA	0.50%	0.50%	0.50%
A-B	3.00%*	3.00%**	3.95%
C-HR	3.00%*	4.50%**	4.95%

*Subject to $50 minimum fee through July 2010

**Subject to $75 minimum fee July 2010 through December 20, 2010, minimum fee eliminated December 20, 2010 for all loan listings

* From April 12, 2012 to June 30, 2012, our origination fees were as follows:

Prosper Rating	Origination Fee Percentage (1 year)	Origination Fee Percentage (3 year)	Origination Fee Percentage (5 year)
AA	0.50%	1.95%	4.95%
A	1.95%	3.95%	4.95%
B	2.95%	4.95%	4.95%
C-HR	3.95%	4.95%	4.95%

Origination fees for the three and six months ended June 30, 2012 were $1.8 million and $3.1 million, respectively, representing an increase of 194% and 217%, as compared to $598.5 thousand and $991.9 thousand for the three and six months ended June 30, 2011, respectively. The significant increase in origination fees for the three and six months ended June 30, 2012 was primarily due to the Company’s higher origination volume during those periods in 2012 as compared to the corresponding periods in 2011.

Origination Volume

During the three months ended June 30, 2012, 5,061 loans totaling $38.0 million were originated through the Company’s platform, and during the six months ended June 30, 2012, 9,496 loans totaling $71.1 million were originated through the platform. In comparison, during the three months ended June 30, 2011, 2,478 loans totaling $16.2 million were originated through the platform, and during the six months ended on June 30, 2011, 4,222 loans totaling $27.7 million were originated through the platform. For the three months ended June 30, 2012, this represented a “unit,” or loan, increase of 104% and a dollar increase of 134%. For the six months ended June 30, 2012, this represented a “unit,” or loan, increase of 125% and a dollar increase of 156%.

The graph below shows monthly originations through our platform dating back to January 2010 and the steady origination growth we have experienced through June 30, 2012.

The steady increase in volume is primarily due to improvements in operating efficiency and an increase in marketing and borrower and lender promotions. During 2011, we implemented a new feature on our website, which tells both prospective investors and borrowers how far along Prosper is in processing a loan application. This helps lender members concentrate their funds on listings that are more likely to fund and originate. Also, we implemented Quick Invest, our loan search tool, to allow lender members to better identify Notes that meet their investment criteria. Furthermore, we launched our mobile web site for iPhone and Android devices so that investors can browse listings, transfer funds, and execute Quick Invest orders using those devices, and we began allowing investors to invest with Prosper through self-directed IRAs.

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

Gross interest income earned and gross interest expense incurred were approximately $5.8 million and $5.5 million, respectively, for the three months ended June 30, 2012, resulting in net interest income of $281.0 thousand. Gross interest income earned and gross interest expense incurred were approximately $2.0 million and $1.9 million, respectively, for the three months ended June 30, 2011, resulting in net interest income of approximately $104.4 thousand. Gross interest income earned and gross interest expense incurred were approximately $10.4 million and $9.9 million, respectively, for the six months ended June 30, 2012, resulting in net interest income of approximately $508.0 thousand. Gross interest income earned and gross interest expense incurred were approximately $3.4 million and $3.2 million, respectively, for the six months ended June 30, 2011, resulting in net interest income of approximately $184.7 thousand. Overall net interest income for the above mentioned periods is driven by the rise in the amount of loans that we originate and service at any given point. As discussed above, our origination volume has increased steadily since the corresponding prior period, which resulted in increases to our gross interest income and expense and ultimately our net interest income. Over time, we expect that revenues and expenses related to borrower loans and Notes will increase as total loans and note originations grow.

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

For the three months ended June 30, 2012 and June 30, 2011, we incurred expenses related to rebates and promotions extended to borrowers and lenders of $265.0 thousand and $278.6 thousand, respectively, which represented a decrease of $13.5 thousand. For the six months ended June 30, 2012 and June 30, 2011, we incurred expenses related to rebates and promotions extended to borrowers and lenders of $549.4 thousand and $445.0 thousand, respectively, which represented an increase of $104.4 thousand. This is due to the increased frequency and volume of our promotions and rebate programs as compared to the first six months of 2011 in order to incent borrowers and lenders.

Cost of Revenues

Cost of Services

Cost of services consists primarily of credit bureau fees, payments to strategic partners, and other expenses directly related to loan funding and servicing. Cost of service expenses were $345.3 thousand for the three months ended June 30, 2012, representing an increase of 18% as compared to $293.2 thousand for the three months ended June 30, 2011. Cost of service expenses were $680.9 thousand for the six months ended June 30, 2012, an increase of 14%, as compared to $596.0 thousand for the six months ended June 30, 2011. The primary driver for the increase in our cost of service expense during these periods was an increase in credit bureau fees resulting from an increase in loan listing volume.

Loan and Note Repurchases

Under the terms of the Notes, we may, in certain circumstances, become obligated to repurchase a Note from a lender. Generally these circumstances include the occurrence of verifiable identity theft, our failure to properly follow loan listing or bidding protocols, a violation of the applicable federal/state/local lending laws. We accrue a provision for these potential repurchase obligations when the Notes are sold to the lender members in an amount considered appropriate to reserve for our potential repurchase obligation. The repurchase obligation is evaluated at least once a quarter and represents an estimate based on the rate of historical repurchases as a percentage of originations (which generally occur within six to nine months of origination). The repurchase obligation may include a judgmental management adjustment due to our limited operating history, changes in current economic conditions, the risk of new and as of yet undetected fraud schemes, origination unit and dollar volumes and the lack of industry comparables. We increased our repurchase obligation to $29.0 thousand at June 30, 2012 compared to $15.2 thousand at June 30, 2011. This increase reflects an increase in the estimate for repurchases consistent with our increased loan originations and the recent notification by law enforcement authorities of an identification related fraud for a loan originated in 2007. Through the first six months of 2012, we have not repurchased any Notes due to identity theft. We continue to devote a significant amount of attention to fraud prevention and will continue to enhance our fraud control procedures to maintain a low level of repurchases.

Other Income

Change in Fair Value on Borrower Loans, Loans Held for Investment and Payment Dependent Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures, we elected to account for unrealized gains or losses on the borrower loans and borrower payment dependent notes on a fair value basis. These amounts are included as a component of other income (expense) in our statement of operations. The total fair value adjustment was $157.5 thousand, $5.1 thousand and $403.2 thousand for the borrower loans, loans held for investment and Notes, respectively, resulting in a net unrealized gain of $240.6 thousand for the three months ended June 30, 2012. The total fair value adjustment was $3.6 million and $3.4 million for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $190.8 thousand for the three months ended June 30, 2011. The total fair value adjustment was $1.1 million, $8.2 thousand and $532.1 thousand for the borrower loans, loans held for investment and Notes, respectively, resulting in a net unrealized gain of $519.7 thousand for the six months ended June 30, 2012. The total fair value adjustment was $3.3 million and $2.8 million for the borrower loans and Notes, respectively, resulting in a net unrealized gain of $475.5 thousand for the six months ended June 30, 2011. We did not hold any loans for investment during the three months or the six months ended June 30, 2011.

Insurance recoveries

During the first quarter of 2011 the Superior Court of California issued a final statement of decision finding that Greenwich Insurance Company, our insurance carrier with respect to our class action lawsuit, had a duty to defend the suit and requiring that Greenwich pay Prosper's past and future defense costs in the suit up to $2.0 million. During 2011, Greenwich made aggregate payments to us in the amount of $2.0 million to reimburse us for the defense costs we had incurred in the class action suit. There were no insurance reimbursements received during the six months ended June 30, 2012. Please see our Note 12 “Commitment and Contingencies” in the notes to our consolidated financial statements contained elsewhere in this report for further information related to this payment.

Other Income

Other income consists primarily of credit referral fees, where partner companies pay us an agreed upon amount for referrals of customers from our website. Other income was $43.1 thousand for the three months ended June 30, 2012, which represented an increase of 138% over the corresponding prior year period. Other income was $90.6 thousand for the six months ended June 30, 2012, an increase of $49.6 thousand, as compared to $41.0 thousand for the six months ended June 30, 2011. The increase in other income during these periods was due to the addition of a number of new partners as well as increased traffic to existing credit referral partners.

Operating Expenses

Compensation and benefits were $2.3 million and $4.8 million for the three and six months ended June 30, 2012, respectively, which represented an increase of $746.6 thousand and $1.6 million over the corresponding periods in 2011. The increase was largely due to the Company steadily increasing its employee headcount in the first six months of 2012, which in turn resulted in increased staffing costs such as salary and wages, payroll taxes, healthcare, accrued vacation and bonus compensation. In particular, we increased our headcount across our engineering, operations, and administrative teams to respond to increased volume demands. At June 30, 2011, we had 47 full time employees whereas at December 31, 2011, we had 58 full time employees. At June 30, 2012, we had 70 full time employees; our sales and marketing team had 14 employees, our engineering team had 25 employees, our operations team had 17 employees, and our administrative team had 14 employees. We intend to continue to increase headcount as we grow our lender and borrower bases and carry out our business plan.

Marketing and advertising costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, and public relations. Marketing and advertising costs were $1.1 million for the three months ended June 30, 2012 as compared to $332.4 thousand for the three months ended June 30, 2011, representing an increase of $794.6 thousand. Marketing and advertising costs were $2.4 million for the six months ended June 30, 2012 as compared to $850.4 thousand for the six months ended June 30, 2011, representing an increase of $1.6 million. This was primarily due to our increased emphasis on online marketing channels such as search engine marketing and affiliate referrals in order to drive increased borrower and lender volume. We also increased brand related marketing costs to improve awareness of Prosper’s peer to peer lending platform.

Depreciation and amortization expense was $167.9 thousand for the three months ended June 30, 2012, an increase of 53% from the $110.0 thousand expense for the three months ended June 30, 2011. Depreciation and amortization expense was $326.2 thousand for the six months ended June 30, 2012, an increase of 40%, from the $233.3 thousand expense for the six months ended June 30, 2011. This increase is mostly due to the capitalization of various internally developed software projects placed in service during the last year, which in turn increased depreciation expense taken on those assets during the first six months of 2012.

General and Administrative Expenses

Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services, and other outside costs. For the three months ended June 30, 2012 professional service expenses were $638.7 thousand, a 17.4% increase from the $544.0 thousand expense for the three months ended June 30, 2011. For the six months ended June 30, 2012 professional service expenses were $1.6 million, a 43% increase from the $1.1 million expense for the six months ended June 30, 2011. The overall increase for professional service expenses in the first half of 2012 as compared to the prior year period was due to a large increase in legal expenses related to the formation of Prosper Funding LLC, a Delaware limited liability company (“PFL”), and the preparation and filing of a registration statement for PFL, which is intended to allow us to begin offering borrower payment dependent notes through PFL instead of Prosper.

Facilities and maintenance expenses consist primarily of rents paid for our corporate office lease and data co-location facility, software licenses and subscriptions, office supplies and expenses, repairs and maintenance expense and equipment and software costs that did not meet capitalization criteria. Facilities and maintenance expenses for the three months ended June 30, 2012 were $301.1 thousand, an increase of 71% relative to the $175.8 thousand cost corresponding to the prior year period. These increases were primarily due to additional software licenses and subscriptions purchased and also higher general facility costs caused by the expansion of our corporate office lease space.

Other general and administrative expenses consist of bank service charges, dues and subscriptions, insurance costs, travel and entertainment expenses, taxes and licenses costs, communications costs, recruiting costs and administrative expenses. For the three months ended June 30, 2012, other general administrative expenses were $380.8 thousand, an increase of $172.6 thousand, as compared to the $208.2 thousand cost for the three months ended June 30, 2011. For the six months ended June 30, 2012, other general administrative expenses were $850.0 thousand, an increase of $414.2 thousand, as compared to $435.9 thousand for the six months ended June 30, 2011. The increase for the three and six months ended June 30, 2012 was primarily due to higher recruiting expenses and higher administrative expenses.

Liquidity and Capital Resources

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through the end of 2012. We had negative cash flows from operations of $8.4 million and $3.8 million for the six months ended June 30, 2012 and 2011, respectively. As reflected in the accompanying consolidated financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $68.4 million as of June 30, 2012.

At June 30, 2012, the Company had approximately $11.1 million in available cash and cash equivalents and short term investments. Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan, however we believe that our current cash position is sufficient to meet our current liquidity needs.

Net cash used in operating activities was $8.4 million and $3.8 million for the six months ended June 30, 2012 and 2011, respectively. Net cash used in operating activities was used to fund ongoing operations such as headcount costs, legal and accounting services, marketing expenses and cost of service expenses. The anticipated increase in origination revenue is expected to reduce our ongoing cash requirements.

Net cash used in investing activities for the six months ended June 30, 2012 was $40.4 million which consisted of purchases of short term investments of approximately $6.0 million, maturities of short term investments of $3.0 million, the origination of $157.6 thousand in loans held for investment, repayments of $62.3 thousand related to loans held for investment, $71.1 million in borrower loan originations offset by $28.0 million in borrower loan principal repayments, and purchases of property and equipment of $262.3 thousand.

Net cash provided by financing activities for the six months ended June 30, 2012 was $43.7 million which consisted of proceeds from the issuance of notes held at fair value of $71.1 million, proceeds from the issuance of common stock of $3 thousand, offset by $27.4 million in payment of notes held at fair value.

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

On November 3, 2011 we entered into a Stock Purchase Agreement with certain new investors, pursuant to which we issued and sold to such investors 8,996,739 shares of our Series F Preferred Stock for an aggregate purchase price of $9.0 million.

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

Income Taxes

We incurred no income tax provision for the three and six months ended June 30, 2012 and 2011. Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how our results will be affected by the realization and use of net operating loss carry forwards.

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

Off-Balance Sheet Arrangements

In February 2012, we formed Prosper Funding LLC, a Delaware limited liability company (“PFL”). We are the sole member of PFL and its accounts have been included in the consolidated financial statements presented in this report. PFL has been organized and will be operated in a manner that is intended to minimize the likelihood that it will (i) become subject to bankruptcy proceedings or (ii) be substantively consolidated with the Company, and thus have its assets subject to claims by the Company’s creditors, in the event the Company becomes subject to a bankruptcy proceeding. We intended to restructure the platform so borrower loans are held by PFL and PFL issues and sells the borrower payment dependent notes tied to the loans. On March 7, 2012, PFL filed a registration statement on Form S-1 with the SEC for a continuous offering and sale of such notes. Prosper Funding LLC has not commenced operations as of the date of this report.

Additional Information about the Prosper Marketplace Loan Platform

Recent Loan Originations

The tables below show loan volume, average loan size, average lender yield, average credit scores and other pertinent data by Prosper Rating for originations from July 13, 2009 to June 30, 2012.

Prosper Rating	Number	Amount	Average Loan Size	Dollar Percentage
AA	1,861	$16,441,926	$8,835	9%
A	4,229	36,018,484	8,517	20%
B	4,039	32,865,905	8,137	18%
C	3,752	26,625,917	7,096	15%
D	6,390	38,256,082	5,987	21%
E	4,084	18,004,700	4,409	10%
HR	4,055	13,825,520	3,409	7%
Total	28,410	$182,038,534	$6,408	100%

Prosper Rating	Weighted Average Borrower Rate	Weighted Average Estimated Loss	Weighted Average Lender Yield	Average Experian ScorexPlus Score	Weighted Average Borrower APR
AA	8.59%	1.36%	7.59%	803	9.08%
A	11.66%	2.88%	10.66%	754	13.97%
B	16.71%	5.50%	15.70%	719	19.18%
C	21.66%	7.93%	20.66%	706	24.79%
D	26.19%	10.78%	25.19%	694	29.58%
E	31.30%	14.39%	30.30%	671	35.11%
HR	31.93%	18.03%	30.93%	687	35.64%
Total	20.29%	7.90%	19.29%	711	23.07%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our SVP, Finance who is our principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our SVP, Finance of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and our SVP, Finance have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The discussion of the NASAA settlement agreement, the class action lawsuit and our suit involving our insurance carrier with respect to the class action lawsuit, set forth in “Note 12. Commitments and Contingencies” of the Notes to the Financial Statements contained in Part I, Item 1 of this report is incorporated herein by reference. From time to time, we may be involved in various legal proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on our results of operation or financial position. However, because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations. We are not currently subject to any material legal proceedings other than the matters referenced above. Except for those matters, we are not aware of any litigation matters which have had, or are expected to have, a material adverse effect on us.

Item 1A. Risk Factors.

Not Applicable for smaller reporting companies

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On July 13, 2009, we commenced a public offering of up to $500,000,000 in principal amount of our Borrower Payment Dependent Notes pursuant to a Registration Statement on Form S-1 (File No. 333-147019). The offering is a continuous offering and remains ongoing. The registration statement was declared effective by the SEC on July 10, 2009. From July 13, 2009 to June 30, 2012, we sold $182,038,534 in principal amount of Notes at 100% of their principal amount. The Notes are offered only through our website, and there are no underwriters or underwriting discounts. We have incurred estimated expenses of approximately $2,280,000 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a borrower loan through our platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

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

Prosper Marketplace, Inc.
Date: August 9, 2012	By:	/s/ Dawn G. Lepore
		Name:	Dawn G. Lepore
		Title:	Chief Executive Officer (Principal Executive Officer)

Prosper Marketplace, Inc.
Date: August 9, 2012	By:	/s/ Daniel P. Sanford
		Name:	Daniel P. Sanford
		Title:	SVP, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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