Form 10-Q
period 2012-09-30
PROSPER MARKETPLACE INC
filed 2012-11-07
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 7, 2012 there were 3,006,745 shares of the registrant’s common stock outstanding.

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

PART I. Financial Information
Item 1. Consolidated Financial Statements

Prosper Marketplace, Inc.
Consolidated Balance Sheets
(Unaudited)

		Restated
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Note 2)
ASSETS
Cash and cash equivalents	$4,033,981	$9,216,133
Restricted cash	5,364,159	4,364,102
Short term investments	3,999,402	9,997,420
Receivables	76,909	12,941
Loans held for investment at fair value	193,403	137,314
Borrower Loans Receivable at fair value	148,546,530	75,762,894
Property and equipment, net	1,397,505	1,337,572
Prepaid and other assets	422,451	234,539
Total assets	$164,034,340	$101,062,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,527,026	$1,123,732
Accrued liabilities	2,839,218	2,027,313
Borrower Payment Dependent Notes at fair value	149,177,364	76,159,501
Repurchase obligation	35,500	22,168
Total liabilities	153,579,108	79,332,714

Commitments and contingencies (see Note 12)

Stockholders' Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding as of September 30, 2012 and December 31, 2011)	4,024	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding as of September 30, 2012 and December 31, 2011)	3,310	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized, issued and outstanding as ofSeptember 30, 2012 and December 31, 2011)	2,064	2,064
Convertible preferred stock – Series D ($0.001 par value; 20,340,705 shares authorized, issued and outstanding as of September 30, 2012 and December 31, 2011)	20,341	20,341
Convertible preferred stock – Series E ($0.001 par value; 23,222,747 shares authorized, issued and outstanding as of September 30, 2012 and December 31, 2011)	23,223	23,223
Convertible preferred stock – Series E-1 ($0.001 par value; 10,000,000 shares authorized, issued and outstanding as of September 30, 2012 and December 31, 2011)	10,000	10,000
Convertible preferred stock – Series F ($0.001 par value; 8,996,739 shares authorized, issued and outstanding as of September 30, 2012 and December 31, 2011)	8,997	8,997
Common stock ($0.001 par value; 82,630,003 shares authorized; 3,006,745 and 2,872,859 shares issued and outsanding as of September 30, 2012 and December 31, 2011, respectively)	4,830	4,696
Additional paid-in capital	83,066,775	82,733,624
Less Treasury Stock	(291,046)	(291,046)
Accumulated deficit	(72,397,286)	(60,789,032)
Total stockholders' equity	10,455,232	21,730,201

Total liabilities and stockholders' equity	$164,034,340	$101,062,915

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Origination fees	$2,083,196	$762,000	$5,222,542	$1,753,852
Loan servicing fees	48	3,236	442	22,800
Interest income on Borrower Loans	5,026,938	2,670,066	15,437,216	6,089,978
Interest expense on Payment Dependent Notes	(4,715,853)	(2,516,166)	(14,618,105)	(5,751,364)
Rebates and promotions	(454,880)	(314,320)	(1,004,265)	(759,284)
Total Revenues	1,939,449	604,816	5,037,830	1,355,982

Cost of revenues
Cost of services	(375,037)	(302,999)	(1,055,932)	(898,975)
Reversal of (Provision for) loan and Note repurchases	(5,308)	(7,148)	(16,845)	50,644
Net revenues	1,559,104	294,669	3,965,053	507,651

Operating expenses
Compensation and benefits	2,777,901	1,746,136	7,584,541	4,907,562
Marketing and advertising	1,578,437	375,219	3,979,980	1,225,589
Depreciation and amortization	166,748	114,501	492,948	347,771
General and administrative
Professional services	863,189	489,207	2,495,822	1,630,130
Facilities and maintenance	301,961	197,010	926,960	522,963
Other	319,641	209,886	1,169,666	645,763
Total expenses	6,007,877	3,131,959	16,649,917	9,279,778
Loss before other income and expenses	(4,448,773)	(2,837,290)	(12,684,864)	(8,772,127)

Other income and expenses
Interest income	1,324	846	5,606	3,443
Change in fair value on Borrower Loans, Loans Held for Investment and Payment Dependent Notes, net	316,071	390,469	835,799	865,993
Insurance recoveries	-	-	-	1,896,844
Loss on impairment of fixed assets	-	-	-	(1,714)
Other Income	144,594	25,438	235,205	66,467
Total other income and expenses, net	461,989	416,753	1,076,610	2,831,033

Loss before income taxes	(3,986,784)	(2,420,537)	(11,608,254)	(5,941,094)
Provision for income taxes	-	-	-	-
Net loss	$(3,986,784)	$(2,420,537)	$(11,608,254)	$(5,941,094)

Net loss per share – basic and diluted	$(1.37)	$(0.52)	$(4.01)	$(1.30)
Weighted average shares - basic and diluted net loss per share	2,909,925	4,669,249	2,898,368	4,583,997

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid- In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of January 1, 2011 (Audited)	32,848,832	$32,849	4,478,667	$4,480	$-	$-	$56,659,849	$(50,767,983)	$5,929,195

Issuance of convertible preferred stock, Series E	23,222,747	23,223			-	-	17,116,777	-	17,140,000

Issuance of convertible preferred stock, Series E-1	10,000,000	10,000			-	-		-	10,000

Conversion of convertible preferred stock, Series D-1	(3,110,188)	(3,110)	1	-	-	-	3,110	-	-

Offering costs on preferred stock	-	-			-	-	(454,336)	-	(454,336)

Exercise of stock options	-	-	100,416	100	-	-	20,983	-	21,083

Exercise of common stock warrants	-	-	90,165	90	-	-	17,943	-	18,033

Issuance of common stock warrants	-	-			-	-	78,884	-	78,884

Compensation expense	-	-			-	-	240,930	-	240,930

Net loss	-	-			-	-		(5,941,094)	(5,941,094)

Balance as of September 30, 2011 (Unaudited)	62,961,391	$62,962	4,669,249	$4,670	$–	$–	$73,684,140	$(56,709,077)	$17,042,695

Balance as of January 1, 2012 (Audited)	71,958,130	$71,959	4,695,499	$4,696	(1,822,640)	$(291,046)	$82,733,624	$(60,789,032)	$21,730,201

Exercise of stock options	-	-	133,886	134	-	-	18,862	-	18,996

Issuance of common stock warrants	-	-			-	-	52,541	-	52,541

Purchase of Treasury Stock	-	-			-	-			-

Compensation expense	-	-			-	-	261,748	-	261,748

Net loss	-	-			-	-	-	(11,608,254)	(11,608,254)

Balance as of September 30, 2012 (Unaudited)	71,958,130	$71,959	4,829,385	$4,830	(1,822,640)	$(291,046)	$83,066,775	$(72,397,286)	$10,455,232

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(11,608,254)	$(5,941,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	492,948	347,771
Loss on impairment of fixed assets	–	1,714
Change in fair value of Loans held for investment	13,980	46
Change in fair value of Borrower Loans	(2,912,700)	(2,161,235)
Change in fair value of Borrower Payment Dependent Notes	2,062,921	1,295,196
Stock-based compensation expense	261,748	240,930
Issuance of common stock warrants	52,541	78,884
Provision for (Reversal of) loan and Note repurchases	13,332	(50,644)
Change in fair value of servicing rights	–	2,986
Amortization of discount on long-term debt	–	11,406
Changes in operating assets and liabilities:
Restricted cash	(1,000,058)	(1,267,469)
Receivables	(63,969)	(10,073)
Prepaid and other assets	(187,912)	(95,174)
Accounts payable and accrued liabilities	1,215,201	801,661
Loan and Note repurchases		1,811
Net cash used in operating activities	(11,660,222)	(6,743,284)

Cash flows from investing activities:
Purchases of short term investments	(3,000,000)	–
Maturities of short term investments	8,998,018	–
Origination of Loans held for investment at fair value	(164,002)	(146,794)
Repayment of Loans held for investment at fair value	93,933	–
Origination of Borrower Loans held at fair value	(116,148,204)	(47,927,629)
Repayment of Borrower Loans held at fair value	46,277,268	16,877,985
Purchases of property and equipment	(552,881)	(780,364)
Net cash used in investing activities	(64,495,868)	(31,976,802)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	–	17,149,999
Offering costs - convertible preferred stock	–	(454,336)
Proceeds from issuance of Notes held at fair value	116,148,204	47,927,629
Payment of Notes held at fair value	(45,193,262)	(16,367,639)
Principal repayment of notes payable	–	(300,000)
Proceeds from issuance of common stock	18,996	39,116
Net cash provided by financing activities	70,973,938	47,994,769

Net increase (decrease) in cash and cash equivalents	(5,182,152)	9,274,683
Cash and cash equivalents at beginning of the period	9,216,133	4,284,228
Cash and cash equivalents at end of the period	$4,033,981	$13,558,911

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

On July 13, 2009, we implemented a new operating structure and began issuing Borrower Payment Dependent Notes (“Notes”).  The post-registration operating structure resulted in Prosper purchasing loans from WebBank, and holding the loans until maturity.  Prosper issues new securities, the Notes, to the lenders.  Prosper’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper.  As a result of these changes, borrower loans and the Notes originated on or after July 13, 2009 are carried on Prosper’s balance sheet as assets and liabilities, respectively.  Prosper has elected to carry the borrower loans and the Notes on its balance sheet at fair value.

As reflected in the accompanying consolidated financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $72.4 million as of September 30, 2012. For the three and nine months ended September 30, 2012, the Company incurred a net loss of $4.0 million and $11.6 million, respectively and the Company had negative cash flows from operations of $11.7 million during the nine months ended September 30, 2012.  Since its inception, Prosper has financed its operations primarily through equity financing from various sources.  In June 2011, the Company raised $17.1 million through the issuance of our Series E and E-1 Preferred Stock to certain new investors and certain of Prosper’s existing investors.  In November 2011, the Company raised $9.0 million through the issuance of our Series F Preferred Stock to certain new investors.  Please see Note 9 for further discussion of our Preferred Stock.

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

The accompanying consolidated financial statements include the accounts of Prosper and its wholly-owned subsidiary, Prosper Funding LLC. Prosper Funding LLC was formed in the state of Delaware on February 17, 2012, but has not commenced operations as of September 30, 2012. All significant intercompany transactions and balances have been eliminated.

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

Intangible Assets

Prosper records the purchase of intangible assets not purchased in a business combination in accordance with ASC Topic 350. Prosper has an intangible asset resulting from the purchase of the “Prosper.com” domain name.  The intangible asset was amortized on a straight-line basis over five years, and was fully amortized during 2011.

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

Repurchase Obligation

Prosper is obligated to indemnify lenders and repurchase certain Notes sold to lenders in the event of Prosper’s violation of applicable federal, state, or local lending laws, a breach of the Company’s representations and warranties under the lender registration agreement or verifiable identify theft. The amount of the Note repurchase obligation is estimated based on historical experience and instances where the Company intends to indemnify lenders under the terms of the Company’s representations and warranties under the lender registration agreement.  Prosper accrues a provision for the repurchase obligation as loans are funded.  Repurchased Notes are recorded as Loans Held for Investment and held at fair value.  Loans associated with verifiable identity theft are written off at the time of repurchase.

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

Net Interest income on Borrower Loans Receivable and Payment Dependent Notes

For loans originated after July 13, 2009, we recognize interest income on our borrower loans receivable using the accrual method based on the stated interest rate to the extent that we believe it to be collectable.  We record interest expense on the corresponding Payment Dependent Note based on the contractual interest rate paid by the borrower, less 1% which we deduct from each lender member’s share of the borrower loan payments for our servicing fee.

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

Net Loss Per Share

Prosper computes net loss per share in accordance with ASC Topic 260, Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At September 30, 2012, there were outstanding convertible preferred stock, warrants and options convertible into 61,958,136, 2,609,870 and 12,914,199 common shares, respectively, which may dilute future earnings per share. Due to the Company reporting a net loss for the three and nine months ended September 30, 2012 and 2011, there is no calculation of fully-diluted earnings per share as all common stock equivalents are anti-dilutive.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in our 2011 10-K/A, that are of significance, or potential significance to us.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

September 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short term investments	$3,999,402	$-	$-	$3,999,402
Borrower loans receivable	-	-	148,546,530	148,546,530
Loans held for investment	-	-	193,403	193,403
Liabilities
Borrower payment dependent notes	$-	$-	$149,177,364	$149,177,364

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short term investments	$9,997,420	$-	$-	$9,997,420
Borrower loans receivable	-	-	75,762,894	75,762,894
Loans held for investment	-	-	137,314	137,314
Liabilities
Borrower payment dependent notes	$-	$-	$76,159,501	76,159,501

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

Loss rate estimates will vary based on the age and credit grade of the underlying loan. We use historical delinquency status and default rates combined with current performance metrics to estimate the amount and timing of defaults.  During the quarter, the Company modified the estimated default assumptions to incorporate varying loss rates as the status of the loan progresses. For the remaining fair value assumptions, we used the following averages:

Monthly prepayment rate speed	1.60%
Recovery rate	5.39%
Discount rate *	9.97%
* This is the weighted average discount rate among all of Prosper’s credit grades

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Servicing Rights	Borrower Loans	Borrower Payment Dependent Notes	Total
Balance at January 1, 2012	$-	$75,762,894	$(76,159,501)	$(396,607)
Originations	-	116,148,204	(116,148,204)	-
Principal repayments and credit losses	-	(46,277,268)	45,193,262	(1,084,006)
Change in fair value on borrower loans and Payment Dependent Notes	-	2,912,700	(2,062,921)	849,779
Balance at September 30, 2012	$-	$148,546,530	$(149,177,364)	$(630,834)

Balance at January 1, 2011	$2,986	$23,689,950	$(23,478,046)	$214,890
Originations	-	47,927,629	(47,927,629)	-
Principal repayments	-	(16,877,985)	16,367,639	(510,346)
Change in fair value on borrower loans and Payment Dependent Notes	-	2,161,235	(1,295,196)	866,039
Change in fair value of servicing rights	(2,986)	-	-	(2,986)
Change in fair value of loans held for investment	-	-	-	-
Balance at September 30, 2011	$-	$56,900,829	$(56,333,232)	$567,597

The fair value of a Note is approximately equal to the fair value of the corresponding borrower loan, less the 1.0% service fee.  If the fair value of the borrower loan decreases due to our expectation regarding both the likelihood of default of the loan and the amount of loss in the event of default, there will also be a corresponding decrease in the fair value of the Note (an unrealized gain related to the Note and an unrealized loss related to the borrower loan). As such, the change in fair value attributable to instrument-specific credit risk is immaterial.  The Company had no originations of borrower loans or issuances of Notes prior to July 13, 2009. Of the loans originated from July 13, 2009 to September 30, 2012, the Company had 214 loans which were 90 days or more delinquent for an aggregate principal amount of $1,060,736 and a fair value of $164,916 as of September 30, 2012.

4.	Loans Held for Investment at Fair Value

As of September 30, 2012, we held a net amount of $193,403 in loans held for investment. When a borrower member loan has been repurchased or funded in whole, or in part, by us, we retain the portion of the borrower’s monthly loan payment that corresponds to the percentage of the loan that we have funded. In these cases, we record interest income on these borrower loans.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Loans Held for Investment
Balance at January 1, 2012	$137,314
Originations	164,002
Principal repayments and credit losses	(93,933)
Change in fair value of loans held for investment	(13,980)
Balance at September 30, 2012	$193,403

Balance at January 1, 2011	$-
Originations	146,794
Principal repayments	-
Change in fair value on borrower loans and Payment Dependent Notes	-
Change in fair value of servicing rights	-
Change in fair value of loans held for investment	(46)
Balance at September 30, 2011	$146,748

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

The fair value adjustment on these loans held for investment was $13,980, which is included in earnings for the nine months ended September 30, 2012.  As of September 30, 2012, there were 151 loans held for investment that were greater than 90 days delinquent totaling $7,649.

5.	Notes Payable

In 2006, we entered into a non-interest bearing promissory note in the amount of $380,000 for the purchase of the “Prosper.com” domain name. The note was discounted by $109,583 for a net payable of $270,417. The promissory note includes both principal and interest and was payable in annual installments of $20,000 due on the first, second, third, and fourth anniversary of the note and $300,000 due on the fifth anniversary of the note. Interest on the note was imputed at an 8% annual rate and is amortized to interest expense over the five year life of the loan. In June 2011, the promissory note was paid in full. We recorded amortized interest expense of approximately $11,400 for the nine months ended September 30, 2011.

6.	Accrued Liabilities

As of September 30, 2012 and December 31, 2011, accrued liabilities consist of the following:

	September 30,	December 31,
	2012	2011
Legal accruals and fees	$698,218	$530,252
Audit, tax and accounting	340,732	284,174
Payroll and benefits	274,070	262,507
Loan servicing costs	964,210	448,631
Other	561,988	501,749
	$2,839,218	$2,027,313

7.	Repurchase Obligation

Changes in the repurchase obligation are summarized below:

Balance at January 1, 2012	$22,168
Increase in provision for Loan and Note repurchases	13,332
Repurchased Loan and Note recoveries during the period	-
Balance at September 30, 2012	$35,500

8.	Net Loss Per Share

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(3,986,784)	$(2,420,537)	$(11,608,254)	$(5,941,094)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	2,909,925	4,669,249	2,898,368	4,583,997
Basic and diluted net loss per share	$(1.37)	$(0.52)	$(4.01)	$(1.30)

Due to losses attributable to common stockholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	September 30,
	2012	2011
Excluded Securities:
Convertible preferred stock issued and outstanding	61,958,136	62,961,391
Stock options issued and outstanding	12,914,199	11,963,780
Warrants issued and outstanding	2,609,870	1,343,589
Total common stock equivalents excluded from diluted net loss per common share computation	77,482,205	76,268,760

9.	Stockholders’ Equity

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

In April 2010, Prosper issued and sold 20,340,705 shares at $0.7385 per share of Series D convertible preferred stock (Series D Preferred Stock) in a private placement for $14,595,709, net of issuance costs of $125,903. In connection with that sale, we issued 4,978,854 Series D shares pursuant to the conversion of $3,676,884 in promissory notes payable, including $300,000 that represented consideration for a note holder’s agreement to convert its note prior to maturity. Also, in connection with the Series D transaction, we issued 3,110,188 shares of Series D-1 convertible preferred stock (Series D-1 Preferred Stock). We issued the Series D-1 Preferred Stock as additional consideration for certain holders of Series A, B or C Preferred Stock that participated in the Series D transaction at significant levels but did not receive any cash consideration for those shares.  As part of the Series D transaction, the aggregate liquidation preferences of the Series A, B and C Preferred Stock were reduced from $40 million to $20 million. The Series D-1 Preferred Stock established aggregate liquidation preferences of $3.1 million which offset, for the recipients of Series D-1 Preferred Stock, some of the reduction in liquidation preference they experienced with respect to their Series A, B and C Preferred Stock. The Series D-1 Preferred Stock was convertible into Common Stock at a ratio of 1,000,000:1.  Holders of Series D-1 Preferred Stock that held less than 1 million Series D-1 shares were entitled on conversion of those shares to receive a cash payment equal to a pro rata fraction of the par value of a single share of Common Stock.  The Series D-1 Preferred Stock had no voting rights and limited preference and conversion rights. As a result, we allocated the fair value of Series D-1 Preferred Stock at the par value of $.001 per share from the proceeds of Series D.

In June 2011, Prosper issued and sold 23,222,747 shares at $0.7385 per share of Series E convertible preferred stock (Series E Preferred Stock) in a private placement for $16,708,524, net of issuance costs of $441,476.  In connection with that sale, we issued and recorded 10,000,000 shares at the par value $0.001 per share of Series E-1 convertible preferred stock (Series E-1 Preferred Stock) to certain holders of Series A, Series B and Series C Preferred Stock who participated in the sale. The Series E-1 shares established certain liquidation rights, as described below, have no voting rights and are convertible into one share of common stock (Common Stock) for every one million shares of Series E-1. We allocated the fair value of the shares of Series E-1 Preferred Stock at the par value of $.001 per share from the proceeds of Series E. Upon issuance of our Series E and Series E-1 Preferred Stock, the Series D-1 Preferred Stock was converted into a single share of Common Stock.

In November 2011, Prosper issued and sold 8,996,739 shares at $1.00 per share of Series F convertible preferred stock (Series F Preferred Stock) in a private placement for $8,941,602, net of issuance costs of $58,735.

Dividends

The holders of Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock are entitled to receive an annual dividend per share in an amount equal to 8% times the liquidation preference for such share, payable in preference and priority to any declaration or payment of any distribution on Common Stock in such calendar year.  The right to receive dividends on shares of Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock is cumulative from and after the date of issuance of such shares. Such dividends shall be payable only when, as, and if declared by the Board of Directors.  Holders of Series E-1 Preferred Stock are not entitled to receive dividends in preference and priority to, or on a pari passu basis with, the other Preferred Stock or the Common Stock. Dividends on shares of Series E-1 Preferred Stock shall be payable only when, as, and if declared by the Board of Directors. To date, no dividends have been declared on any of the Company’s Preferred Stock or Common Stock, and there are no dividends in arrears at September 30, 2012.

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

Common Stock

Prosper is authorized to issue up to 82,630,003 shares of common stock, $0.001 par value, of which 3,006,745 and 2,872,859 shares were issued and outstanding as of September 30, 2012, and December 31, 2011, respectively.  Each holder of common stock shall be entitled to one vote for each share of common stock held.

Common Stock Issued upon Exercise of Stock Options

For the nine months ended September 30, 2012 and 2011, the Company issued 133,886 and 100,416 shares of common stock, respectively, upon the exercise of options for cash proceeds of $18,996 and $21,083, respectively.

10.	Stock Option Plan and Other Stock Compensation

In 2005, Prosper’s stockholders approved the adoption of the 2005 Stock Option Plan (the “Plan”). Under the Plan, options to purchase up to 1,879,468 shares of common stock were reserved and may be granted to employees, directors, and consultants by the Board of Directors to promote the success of Prosper’s business. During 2008, the Board of Directors increased the total number of options under the Plan by 500,000 for a total of 2,379,468 options available for grant. During 2009, the Board of Directors increased the total number of options under the Plan by an additional 500,000 for a total of 2,879,468 options available for grant. During 2010, the Board of Directors increased the total number of options under the Plan by an additional 6,109,321 for a total of 8,988,789 options available to grant. During 2011, the Board of Directors increased the total number of options under the Plan by an additional 4,550,875 for a total of 13,539,664 available for grant.  During 2012, the Board of Directors increased the total number of options under the Plan by an additional 1,700,000 for a total of 15,239,664 available for grant.

Incentive stock options are granted to employees at an exercise price not less than 100% of the fair value of Prosper’s common stock on the date of grant. Non-statutory stock options are granted to consultants and directors at an exercise price not less than 85% of the fair value of Prosper’s common stock on the date of grant. If options are granted to stockholders who hold 10% or more of Prosper’s common stock on the option grant date, then the exercise price shall not be less than 110% of the fair value of Prosper’s common stock on the date of grant. The fair value is based on a good faith estimate by the Board of Directors at the time of each grant. As there is no active trading market for these options, such estimate may ultimately differ from valuations completed by an independent party. The options generally vest over four years, which is the same as the performance period. In no event are options exercisable more than ten years after the date of grant.

Option activity under the Option Plan is summarized as follows for the periods below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2011	5,766,859	$0.30
Options granted (weighted average fair value of $0.13)	6,854,008	$0.13
Options exercised	(100,416)	$0.21
Options canceled	(556,671)	$0.25
Balance as of September 30, 2011	11,963,780	$0.37

Balance as of January 1, 2012	12,087,620	$0.21
Options granted (weighted average fair value of $0.11)	2,887,959	$0.17
Options exercised	(133,886)	$0.14
Options canceled	(1,927,494)	$0.22
Balance as of September 30, 2012	12,914,199	$0.20

Options outstanding and exercisable at September 30, 2012	5,457,229	$0.25

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of September 30, 2012 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.12 - $0.12	4,261,739	8.94	$0.12	$213,087	1,172,090	$0.12	$58,605
$0.17 - $0.17	3,194,309	9.55	0.17	–	224,063	0.17	–
$0.20 - $0.20	4,704,802	7.81	0.20	–	3,372,624	0.20	–
$0.25 - $0.25	25,000	2.87	0.25	–	25,000	0.25	–
$0.50 - $0.50	284,117	4.08	0.50	–	284,117	0.50	–
$0.56 - $0.56	322,500	6.85	0.56	–	258,124	0.56	–
$1.94 - $1.94	96,732	6.26	1.94	–	96,211	1.94	–
$2.17 - $2.17	25,000	5.39	2.17	–	25,000	2.17	–
	12,914,199	8.48	$0.20	$213,087	5,457,229	$0.25	$58,605

The intrinsic value is calculated as the difference between the value of Prosper's common stock at September 30, 2012, which was $0.17 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the nine months ended September 30, 2012 and 2011 reflect the expenses that Prosper expects to recognize after the consideration of estimated forfeitures. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. The forfeitures were estimated based on historical experience. The Company estimated its annual forfeiture rate to be 27.6% and 23.6% for the nine months ended September 30, 2012 and 2011, respectively.

 The fair value of stock option awards for the nine months ended September 30, 2012 and 2011 was estimated as of the respective grant dates using the Black-Scholes model with the following average assumptions:

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Volatility of common stock	75.0%	79.38%	76.20%	77.59%
Risk-free interest rate	0.72%	0.74%	0.86%	0.87%
Expected life*	5.1 years	4.5 years	5.0 years	4.5 years
Dividend yield	0%	0%	0%	0%
Weighted-average fair value of grants	$0.10%	$0.12%	$0.10%	$0.13

*For nonemployee stock option awards, the expected life is the contractual term of the award, which is generally ten years.

Total stock-based compensation expense for employee and non-employee stock-option awards reflected in the statements of operations for the nine months ended September 30, 2012 and 2011 was approximately $272,300 and $235,400, respectively and $102,900 and $72,300 for the three months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the unamortized stock-based compensation expense related to unvested stock-based awards was approximately $696,000 which will be recognized over the remaining vesting period of approximately 2.9 years.

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

Due to the book and tax net losses incurred during the nine months ended September 30, 2012 and 2011, Prosper has not incurred any income tax expense during those periods.  In addition, Prosper has maintained a full valuation allowance against its net deferred tax assets because the realization of those deferred tax assets is dependent upon future earnings, and the amount and timing of those earnings, if any is uncertain.

12.	Commitments and Contingencies

Future minimum lease payments and other commitments

Prosper leases its corporate office and co-location facility under non-cancelable operating leases that expire in July 2013 and August 2014, respectively. Prosper’s corporate office lease has the option to renew for an additional two years.  Future minimum rental payments under these leases as of September 30, 2012 are as follows:

Remaining three months ended December 31, 2012	$134,257
Years ended December 31:
2013	368,913
2014	86,569
Total future operating lease obligations	$589,739

Rental expense under premises-operating lease arrangements was approximately $134,000 and $397,500 for the three and nine months ended September 30, 2012 and $106,000 and $325,000 for the corresponding periods during 2011, respectively.

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

On April 21, 2009, the Company and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between the Company and the states in which the Company offered loan notes for sale prior to November 2008. The consent order involves payment by the Company of up to an aggregate of $1.0 million in penalties, which have been allocated among the states based on the Company’s loan sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1.0 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of the Company’s note sale activities prior to November 2008.  Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order.  However, no state is obliged to do so, and there is no deadline by which a state must make its decision. The Company is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against the Company, subject to any applicable statute of limitations. As of September 30, 2012, the Company has entered into consent orders with 33 states and has paid an aggregate of $436,717 in penalties to those states, which were paid prior to 2012.

As of September 30, 2012 and 2011, the Company had accrued approximately $277,000 in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state, using the Company’s note sales from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order, assigning a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, the Company considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against the Company; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known.

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

As of September 30, 2012, the class action lawsuit is in its preliminary stages and its probable outcome cannot presently be determined, nor can the amount of damages or other costs that might be borne by Prosper be estimated.

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

As of September 30, 2012, Greenwich had made payments to the Company in the amount of $2.0 million to reimburse the Company for the defense costs it had incurred in the class action suit.  On October 2, 2012, subsequent to the balance sheet date of September 30, 2012, Greenwich made an additional payment of $142,585 to the Company for pre-judgment interest. As a result, Greenwich has now satisfied its obligations with respect to the Company’s defense costs for the Hellum suit.

13.	Related Parties

Prosper’s executive officers, directors and certain affiliates participate on the Company’s lending platform by placing bids and purchasing Notes originated on the platform.  The aggregate amount of loans purchased and the income earned by these related parties as of September 30, 2012 and 2011 are summarized below:

Related Party	Aggregate Amount of Loans Purchased		Interest Earned on Loans for the Nine Months Ended,
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Executive officers and management	$227,318	$1,521,268	$13,247	$61,987
Directors	3,127,127	652,789	223,231	13,511
Affiliates	-	1,139,597	-	60,446
	$3,354,445	$3,313,654	$236,478	$135,944

The Notes purchased by officers, directors and certain affiliates were obtained on the same terms and conditions as those obtained by other Note purchasers.  Of the total aggregate amount of Notes purchased by officers, directors and certain affiliates since inception approximately $148,200 or 4% and $178,600 or 5% of principal has been charged off through September 30, 2012 and 2011, respectively. Prosper earned approximately $12,400 and $6,200 of servicing fees revenue related to these Notes for the nine months ended September 30, 2012 and 2011, respectively.

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

Overview

We provide a peer-to-peer online credit marketplace that permits our borrower members to apply for loans and lender members to purchase Notes issued by Prosper, the proceeds of which facilitate the funding of specific loans to borrowers.  Our platform enables our borrower members to request and obtain personal, unsecured loans by posting anonymous “listings” on the platform indicating the principal amount of the desired loan.  Loan terms are subject to minimum and maximum loan amounts determined by the borrower’s credit bureau score and Prosper score, at interest rates set by Prosper.  We assign a Prosper Rating consisting of letter credit grades, based in part on the borrower’s credit score, to each borrower who requests a borrower loan.  Prosper borrower members’ Prosper Rating, credit score range, debt-to-income ratios and other credit data are displayed with their listings and are available for viewing by lender members on an anonymous basis.  Lender members access our platform and “bid” the amount they are willing to commit to the purchase of a Note that is dependent for payment on the corresponding borrower loan, at interest rates set by Prosper.  By making a bid on a listing, a lender member is committing to purchase from Prosper a Note in the principal amount of the lender’s bid.  Lender members who purchase the Notes will designate that the sale proceeds be applied to facilitate the funding of the corresponding borrower loan.  Loans originated to borrower members are made by WebBank, an FDIC-insured, Utah-chartered industrial bank, and sold and assigned to Prosper.

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

Our Operating History

We incorporated in Delaware in March 2005 and launched our public website, www.prosper.com on February 13, 2006.  As of September 30, 2012, our platform has facilitated 63,055 borrower loans since its launch totaling an aggregate principal amount of approximately $406,250,000.

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

We have a limited operating history and have incurred net losses since our inception.  Our net loss was $3,986,784 and $2,420,537 for the three months ended September 30, 2012 and 2011, respectively and $11,608,254 and $5,941,094 for the nine months ended September 30, 2012 and 2011, respectively. We earn revenues primarily from borrower origination fees, non-sufficient funds fees and lender member service fees. At this stage of our development, we have funded our operations primarily with proceeds from equity financings, which are described below under “Liquidity and Capital Resources.”

Our operating plan calls for a continuation of the current strategy of increasing transaction volume to increase revenue until we reach profitability.  In addition, our 2012 operating plan calls for continued investment in the development of our website, loan servicing platform, loan scoring and marketing efforts. In 2013, our emphasis will be on using the investments in our website and platform to improve the costs to acquire loans and to improve scale and efficiency in each marketing channel. Loan acquisition expenses are expected to increase, but at a slower rate than revenues. As a result of the combination of origination revenue growth combined with efficiency gains in variable expenses, we expect to become cash flow positive in 2013.

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

Through the first nine months of 2012, we have increased our origination volume in terms of both units and total dollar amounts.  We hope to continue this trend of growth through marketing efforts and continued implementation of new features on our website and platform so as to improve the borrower and lender experience.  For example, in 2012 we built a data exchange program that allows Prosper and its partners to exchange data in a manner that enables sophisticated lead generation, which we expect to increase qualified leads and the efficiency of marketing spend.  Also, we expect to increase our lender base as we attract and retain lender members through marketing efforts that establish our Notes as a viable investment alternative, providing improved investment search tools such as Auto Quick Invest and new methods of providing data exchange specific to lender member objectives.

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

We account for our short term investments, loans held for investment, borrower loans, and borrower payment dependent notes on a fair value basis. We believe, however, that borrower loans and borrower  payment dependent notes represent a pertinent element of our current quarter financial statement.  For additional information and discussion regarding our significant accounting policies surrounding fair value measurement, see Note 2, Note 3, and Note 4 to the consolidated financial statements included elsewhere in this report.

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

Loss rate estimates will vary based on the age and credit grade of the underlying loan. We use historical delinquency status and default rates combined with current performance metrics to estimate the amount and timing of defaults.  During the quarter, the Company modified the estimated default assumptions to incorporate varying loss rates as the status of the loan progresses. For the remaining fair value assumptions, we used the following averages:

Monthly prepayment rate speed	1.60%
Recovery rate	5.39%
Discount rate *	9.97%

* This is the weighted average discount rate among all of Prosper’s credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at September 30, 2012 for borrower loans and Notes are presented in the following table:

		Payment
	Borrower	Dependent
	Loans	Notes
Discount rate assumption:	9.97%	9.97%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(1,743,366)	$(1,726,214)
200 basis point increase	(3,440,493)	(3,406,692)
Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$1,791,355	$1,773,786
200 basis point decrease	3,632,844	3,597,266

Default rate assumption:
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(1,209,891)	$(1,197,697)
20% higher default rates	(2,419,847)	(2,395,340)
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$1,209,945	$1,197,589
20% lower default rates	2,419,854	2,395,311

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

From our re-launch in July 2009 to April 11, 2012, our origination fees were as follows:

	Origination Fee Percentage	Origination Fee Percentage	Origination Fee Percentage
Prosper Rating	(July 2009-July 2010)	(July 2010-Nov 2011)	(Nov 2011-Apr 11, 2012)
AA	0.50%	0.50%	0.50%
A-B	3.00%*	3.00%**	3.95%
C-HR	3.00%*	4.50%**	4.95%

*Subject to $50 minimum fee through July 2010
**Subject to $75 minimum fee July 2010 through December 20, 2010, minimum fee eliminated December 20, 2010 for all loan listings

From April 12, 2012 to September 30, 2012, our origination fees were as follows:

Prosper Rating	Origination Fee Percentage (1 year)	Origination Fee Percentage (3 year)	Origination Fee Percentage (5 year)
AA	0.50%	1.95%	4.95%
A	1.95%	3.95%	4.95%
B	2.95%	4.95%	4.95%
C-HR	3.95%	4.95%	4.95%

Origination fees for the three and nine months ended September 30, 2012 were $2.1 million and $5.2 million, respectively, representing an increase of 173% and 198%, as compared to $762.0 thousand and $1.8 million for the three and nine months ended September 30, 2011, respectively. Origination volume has grown steadily in 2012 as a result of our efforts to develop additional direct partnerships with other websites that send us qualified individuals seeking loans, and brand development work that increases potential borrower awareness of Prosper as a lending alternative.

Origination Volume

During the three months ended September 30, 2012, a total of 5,632 loans amounting to $45.0 million were originated through the Company’s platform and during the nine months ended September 30, 2012, a total of 15,128 loans amounting to $116.1 million were originated through the platform. In comparison, during the three months ended September 30, 2011, a total of 3,093 loans amounting to $20.2 million were originated through the platform, and during the nine months ended on September 30, 2011, a total of 7,315 loans amounting to $47.9 million were originated through the platform. For the three months ended September 30, 2012, this represented a “unit,” or loan, increase of 82% and a dollar increase of 123%.  For the nine months ended September 30, 2012, this represented a “unit,” or loan, increase of 107% and a dollar increase of 142%.

The graph below shows quarterly originations in volume through our platform dating back to January 2010 and the steady origination growth we have experienced through September 30, 2012.

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

Gross interest income earned and gross interest expense incurred were approximately $5.0 million and $4.7 million, respectively, for the three months ended September 30, 2012, resulting in net interest income of $311.0 thousand.  Gross interest income earned and gross interest expense incurred were approximately $2.7 million and $2.5 million, respectively, for the three months ended September 30, 2011, resulting in net interest income of approximately $153.9 thousand.  Gross interest income earned and gross interest expense incurred were approximately $15.4 million and $14.6 million, respectively, for the nine months ended September 30, 2012, resulting in net interest income of approximately $819.0 thousand.  Gross interest income earned and gross interest expense incurred were approximately $6.1 million and $5.8 million, respectively, for the nine months ended September 30, 2011, resulting in net interest income of approximately $338.6 thousand.  Overall net interest income for the above mentioned periods is driven by the rise in the amount of loans that we originate and service at any given point.  As discussed above, our origination volume has increased steadily since the corresponding prior period, which resulted in increases to our gross interest income and expense and ultimately our net interest income.  Over time, we expect that revenues and expenses related to borrower loans and Notes will increase as total loans and note originations grow.

Rebates and Promotions

We account for rebates and promotions in accordance with ASC Topic 605, Revenue Recognition.  From time to time we offer rebates and promotions to our borrower and lender members.  We record these rebates and promotions as an offset to revenue if a particular rebate or promotion is associated with loan origination volume. Our rebate and promotions have in the past been in the form of cash back and other incentives paid to lender and borrowers.

For the three months ended September 30, 2012 and September 30, 2011, we incurred expenses related to rebates and promotions extended to borrowers and lenders of $454.9 thousand and $314.3 thousand, respectively, which represented an increase of $140.6 thousand.  For the nine months ended September 30, 2012 and September 30, 2011, we incurred expenses related to rebates and promotions extended to borrowers and lenders of $1.0 million and $759.3 thousand, respectively, which represented an increase of $245.0 thousand.  This is due to the increased frequency and volume of our rebates and promotion during the nine months of 2012 as compared to the first nine months of 2011 in order to incent borrowers and lenders.

Cost of Revenues

Cost of Services

       Cost of services consists primarily of credit bureau fees, payments to strategic partners, and other expenses directly related to loan funding and servicing. Cost of services expenses were $375.0 thousand for the three months ended September 30, 2012, representing an increase of 24% as compared to $303.0 thousand for the three months ended September 30, 2011. Cost of service expenses were $1.1 million for the nine months ended September 30, 2012, an increase of 17%, as compared to $899.0 thousand for the nine months ended September 30, 2011. The primary driver for the increase in our cost of service expense during these periods was an increase in credit bureau fees resulting from an increase in loan listing volume.

Loan and Note Repurchases

Under the terms of the Notes, we may, in certain circumstances, become obligated to repurchase a Note from a lender.  Generally these circumstances include the occurrence of verifiable identity theft, our failure to properly follow loan listing or bidding protocols, a violation of the applicable federal/state/local lending laws.  We accrue a provision for these potential repurchase obligations when the Notes are sold to the lender members in an amount considered appropriate to reserve for our potential repurchase obligation.  The repurchase obligation is evaluated at least once a quarter and represents an estimate based on the rate of historical repurchases as a percentage of originations (which generally occur within six to nine months of origination).  The repurchase obligation may include a judgmental management adjustment due to our limited operating history, changes in current economic conditions, the risk of new and as of yet undetected fraud schemes, origination unit and dollar volumes and the lack of industry comparable.  We increased our repurchase obligation to $35.5 thousand at September 30, 2012 compared to $22.2 thousand at September 30, 2011.  This increase reflects an increase in the estimate for investor indemnification and repurchases consistent with our increased loan originations. Through the first nine months of 2012 we repurchased a single Note upon the recent notification by law enforcement authorities of an identification related fraud for a loan originated in 2007. We continue to devote a significant amount of attention to fraud prevention and will continue to enhance our fraud control procedures to maintain a low level of repurchases.

Other Income

Change in Fair Value on Borrower Loans, Loans Held for Investment and Payment Dependent Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures, we elected to account for unrealized gains or losses on the borrower loans and borrower payment dependent notes on a fair value basis.  These amounts are included as a component of other income (expense) in our statement of operations.  The total fair value adjustment for the borrower loans and loans held for investment was an increase of $1.8 million offset by an increase of $1.5 million in the fair value of our Notes resulting in a net unrealized gain of $316.0 thousand for the three months ended September 30, 2012.  The total fair value adjustment for the borrower loans and loans held for investment was an increase of $1.1 million offset by an increase of $1.5 million in the fair value of our Notes resulting in a net unrealized gain of $390.5 thousand for the three months ended September 30, 2011.  The total fair value adjustment for the borrower loans and loans held for investment was an increase of $2.9 million offset by an increase of $2.1 million in the fair value of our Notes resulting in a net unrealized gain of $835.8 thousand for the nine months ended September 30, 2012.  The total fair value adjustment for the borrower loans and loans held for investment was an increase of $2.2 million offset by an increase of $1.3 million in the fair value of our Notes resulting in a net unrealized gain of $866.0 thousand for the nine months ended September 30, 2011.

Insurance recoveries

As noted in Note 12 to the unaudited financial statements, Prosper and certain of its executive officers and directors are the subject of a class action lawsuit brought on behalf of all loan note purchasers on the platform from January 1, 2006 through October 14, 2008 that alleges that we offered and sold unqualified and unregistered securities in violation of the California and federal securities law. During the first quarter of 2011 the Superior Court of California issued a final statement of decision finding that Greenwich Insurance Company, our insurance carrier with respect to our class action lawsuit, had a duty to defend the suit and requiring that Greenwich pay Prosper's past and future defense costs in the suit up to $2.0 million.  During 2011, Greenwich made aggregate payments to us in the amount of $2.0 million to reimburse us for the defense costs we had incurred in the class action suit.  There were no insurance reimbursements received during the nine months ended September 30, 2012.  On October 2, 2012, subsequent to the balance sheet date of September 30, 2012, Greenwich made an additional payment of $142,585 to the Company for pre-judgment interest. Please see our Note 12 “Commitment and Contingencies” in the notes to our consolidated financial statements contained elsewhere in this report for further information related to this payment.

Other Income

Other income consists primarily of credit referral fees, where partner companies pay us an agreed upon amount for referrals of customers from our website.  Other income was $144.6 thousand for the three months ended September 30, 2012, which represented an increase of 468% over the corresponding prior year period.  Other income was $235.2 thousand for the nine months ended September 30, 2012, which represented an increase of 254% over the corresponding prior year period.  The increase in other income during these periods was due to the addition of a number of new partners as well as increased traffic to existing credit referral partners.

Operating Expenses

Compensation and benefits were $2.8 million and $7.6 million for the three and nine months ended September 30, 2012, respectively, which represented an increase of $1.0 million and $2.7 million over the corresponding periods in 2011. The increase was largely due to the Company steadily increasing its employee headcount in the first nine months of 2012, which in turn resulted in increased staffing costs such as salary and wages, payroll taxes, healthcare, accrued vacation and bonus compensation.  In particular, we increased our headcount across our engineering, operations, and administrative teams to respond to increased volume demands.  As of September 30, 2012, we had 68 full time employees compared to 53 full time employees as of September 30, 2011.  Among our employees as of September 30, 2012, our sales and marketing team had 17 employees, our engineering team had 19 employees, our operations team had 19 employees, and our administrative team had 13 employees. We intend to continue to increase headcount as we grow our lender and borrower bases and carry out our business plan, however, we expect our current investment in our lending platform and website to improve our operating expense efficiency going forward.

Marketing and advertising costs consist primarily of online affiliate marketing, search engine marketing, online and offline campaigns, and public relations. Marketing and advertising costs were $1.6 million for the three months ended September 30, 2012 as compared to $375.2 thousand for the three months ended September 30, 2011, representing an increase of $1.2 million. Marketing and advertising costs were $4 million for the nine months ended September 31, 2012 as compared to $1.2 million for the nine months ended September 30, 2011, representing an increase of $2.8 million. The costs associated with search engine marketing are specifically related to increased volume and systematic testing to attract new borrowers through Google and other search engines.  The affiliate marketing expense is deployed through direct partnerships with other websites that send to us qualified individuals seeking loan options.  Other marketing costs are associated with online advertising campaigns specifically targeted at attracting new lenders to the platform and brand development work.  Each marketing effort is measured, analyzed and optimized to improve scale and efficiency in each channel.  Through optimization of targeting efforts we will shift marketing costs to efficient channels to balance the mix of growth and efficiency in our marketing activities in subsequent quarters.

Depreciation and amortization expense was $166.7 thousand for the three months ended September 30, 2012, an increase of 46% from the $114.5 thousand expense for the three months ended September 30, 2011.  Depreciation and amortization expense was $493.0 thousand for the nine months ended September 30, 2012, an increase of 42%, from the $347.8 thousand expense for the nine months ended September 30, 2011.  This increase is mostly due to the capitalization of various internally developed software projects placed in service during the last year, which in turn increased depreciation expense taken on those assets during the first nine months of 2012.

General and Administrative Expenses

Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services, and other outside costs.  For the three months ended September 30, 2012 professional service expenses were $863.2 thousand, a 76% increase from the $489.2 thousand expense for the three months ended September 30, 2011. For the nine months ended September 30, 2012 professional service expenses were $2.5 million, a 53% increase from the $1.6 million expense for the nine months ended September 30, 2011. The overall increase for professional service expenses as compared to the prior year period was due to a large increase in legal expenses related to the formation of Prosper Funding LLC, a Delaware limited liability company (“PFL”), and the preparation and filing of a registration statement for PFL, which is intended to allow us to begin offering borrower payment dependent notes through PFL instead of Prosper.

Facilities and maintenance expenses consist primarily of rents paid for our corporate office lease and data co-location facility, software licenses and subscriptions, office supplies and expenses, repairs and maintenance expense and equipment and software costs that did not meet capitalization criteria. Facilities and maintenance expenses for the three months ended September 30, 2012 were $302.0 thousand, an increase of 53% relative to the $197.0 thousand cost corresponding to the prior year period. Facilities and maintenance expenses for the nine months ended September 30, 2012 were $927.0 thousand, an increase of 77% relative to the $523.0 thousand cost corresponding to the prior year period. These increases were primarily due to higher general facility costs caused by the expansion of our corporate office facilities, and additional software licenses and subscriptions.

Other general and administrative expenses consist of bank service charges, dues and subscriptions, insurance costs, travel and entertainment expenses, taxes and licenses costs, communications costs, recruiting costs and administrative expenses.   For the three months ended September 30, 2012, other general administrative expenses were $319.6 thousand, an increase of $110.0 thousand, as compared to the $210.0 thousand cost for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, other general administrative expenses were $1.2 million, an increase of $523.9 thousand, as compared to $645.8 thousand for the nine months ended September 30, 2011.  The increase for the three and nine months ended September 30, 2012 was primarily due to the expansion of our business which resulted in higher banking and insurance costs, state licensing fees related to the formation of PFL, and recruiting fees for new employees.

Liquidity and Capital Resources

We have incurred operating losses since our inception and we anticipate that we will continue to incur net losses through the end of 2012.  We had negative cash flows from operations of $11.7 million and $6.7 million for the nine months ended September 30, 2012 and 2011, respectively.  As reflected in the accompanying consolidated financial statements, Prosper has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $72.4 million as of September 30, 2012.

At September 30, 2012, the Company had approximately $8.0 million in available cash and cash equivalents and short term investments.  Since its inception, Prosper has financed its operations primarily through equity financing from various sources. The Company is dependent upon raising additional capital or debt financing to fund its current operating plan, however we believe that our current cash position is sufficient to meet our current liquidity needs.

Net cash used in operating activities during the first nine months of 2012 and 2011 was $11.7 million and $6.7 million, respectively and $3.3 million and $2.9 million for the three months ended September 30, 2012 and 2011, respectively.  The increase in cash used in operating activities was used to fund ongoing operations to improve our borrower and lender customer experience on our lending platform and resulted in increased compensation and benefit expenses, particularly in our engineering and operations teams. As our business expanded we also incurred increased legal and accounting services and marketing expenses. We expect our efforts to improve our cost efficiency to generate greater increases in origination revenue and reduce our ongoing cash requirements.

Net cash used in investing activities during the first nine months of 2012 and 2011 was $64.5 million and $32.0 million, respectively. The increase in cash used is primarily related to increased borrower loan originations and payments in 2012 which totaled $116.1 million and $46.3 million. In addition, net cash used in investing activities included purchases of short term investments of approximately $3.0 million, maturities of short term investments of $9.0 million, the origination of $164.0 thousand in loans held for investment, repayments of $93.9 thousand related to loans held for investment. By comparison, in the first nine months of 2011, loan originations and repayments totaled $47.9 million and $16.9 million.

Net cash used in investing activities for the three months ended September 30, 2012 was $24.1 million which consisted of $45.1 million in borrower loan originations offset by $18.3 million in borrower loan principal repayments, maturities of short term investments totaling $3 million, the origination of $6.4 thousand in loans held for investment, repayments of $31.6 thousand related to loans held for investment, and purchases of property and equipment of $290.5 thousand.

Net cash provided by financing activities was $71.0 million and $48.0 million for the nine months ended September 30, 2012 and 2011, respectively.  The increase in cash provided is related to increased note issuances which provide the funding for the issuance of borrower loans. Net cash provided by the proceeds from the issuance of notes was $116.1 million and was offset by payments of $45.2 million on notes. In addition, cash from financing activities included, proceeds from the issuance of common stock of $19.0 thousand.  By comparison, in 2011 net cash provided by financing activities included the net proceeds from the issuance of convertible preferred stock of $16.7 million and common stock of $39.1 thousand. Cash provided by note issuances totaled $47.9 million was offset by payments of $16.4 million and the repayment of a note payable of $300.0 thousand.

Net cash provided by financing activities for the three months ended September 30, 2012 was $27.2 million which consisted of proceeds from the issuance of notes held at fair value of $45.1 million, proceeds from the issuance of common stock of $16.0 thousand, offset by $17.8 million in payment of notes held at fair value.

As discussed in Note 12 of our consolidated financial statements, “Commitments and Contingencies,” contained elsewhere in this report, and in the “Insurance Recoveries” section above, as of September 30, 2012, Greenwich had made payments to the Company in the amount of $2.0 million to reimburse the Company for the defense costs it had incurred in the class action suit.  On October 2, 2012, subsequent to the balance sheet dated September 30, 2012, Greenwich made an additional payment of $142,585 to the Company for pre-judgment interest. As a result, Greenwich has now satisfied its obligations with respect to the Company’s defense costs for the Hellum suit.

With regard to the class action lawsuit, Prosper cannot presently determine or estimate the final outcome of the lawsuit, and there can be no assurance that it will be finally resolved in our favor. If the class action lawsuit is not resolved in our favor, Prosper may be obliged to pay damages, and might be subject to such equitable relief as a court may determine. Accordingly, the Company has not recorded an accrued loss contingency in connection with the sale of promissory notes to lender members. Accounting for loss contingencies involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements.  Based on this standard, Prosper currently is unable to reasonably estimate the amount of loss, if any, that could arise in connection with this lawsuit. We will continue to evaluate these matters based on subsequent events, new information and future circumstances.  For more information, see Note 12 of our financial statements located elsewhere in this report.

Since our inception, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Income Taxes

We incurred no income tax provision for the three and nine months ended September 30, 2012 and 2011.   Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how our results will be affected by the realization and use of net operating loss carry forwards.

ASC Topic 740, Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.  We will continue to evaluate our ability to realize the deferred tax assets on a quarterly basis.

Off-Balance Sheet Arrangements

In February 2012, we formed Prosper Funding LLC, a Delaware limited liability company (“PFL”). We are the sole member of PFL and its accounts have been included in the consolidated financial statements presented in this report. PFL has been organized and will be operated in a manner that is intended to minimize the likelihood that it will (i) become subject to bankruptcy proceedings or (ii) be substantively consolidated with the Company, and thus have its assets subject to claims by the Company’s creditors, in the event the Company becomes subject to a bankruptcy proceeding. We intended to restructure the platform so borrower loans are held by PFL and PFL issues and sells the borrower payment dependent notes tied to the loans. On March 7, 2012, PFL filed a registration statement on Form S-1 with the SEC for a continuous offering and sale of such notes, which remains under review by the SEC and has not yet been declared effective. Prosper Funding LLC has not commenced operations as of the date of this report.

Additional Information about the Prosper Marketplace Loan Platform

Comparing Estimated Loss Rates to Actual Losses

Loan performance is reviewed on a monthly basis to determine how loss estimates compare to the actual performance of loans. Actual performance relative to expectations is a major factor when deciding on adjustments to loss expectations going forward. The graphs below show the expected versus actual cumulative dollar loss rates by Prosper Rating for PMI Borrower Loans booked from July 13, 2009 through December 31, 2011. Performance is as of September 30, 2012. Loss performance is tracked by vintage and the rating segments shown are those that appeared on the note at the time it was funded. The graphs include quarterly and semi-annual vintages where all PMI Borrower Loans originated during that period have been outstanding at least 12 months.

The plot below shows the vintage cumulative losses of all loans originated during the period of interest and compares those losses to an origination-dollar weighted average expectation.

The remaining plots show the actual vintage performance within each Prosper Rating grade. The rating segments are divided according to the rating that the loan was given at the point it was originated. All loans underwritten on the platform for the period of interest are shown.

Note: Expectation line reflects the weighted average expected loss rate across all vintages at the time of origination

In aggregate, actual losses for each vintage and Prosper Rating have been well-calibrated relative to our expectations.  Some vintages came in slightly higher than expectations and some slightly lower, but there have not been any instances of losses systemically or materially deviating from expectations.  We track loan performance relative to our estimates regularly and adjust those estimates to the extent we deem appropriate to more accurately reflect anticipated deviations from historical performance that may arise due to changes in the macro-economic or competitive environment. But we have not made any fundamental changes to our methodology for estimating loss rates or calculating Prosper Ratings based on any such review. Please note that the historical performance of PMI Borrower Loans may not be indicative of the future performance of Prosper Funding borrower loans.

Loan Originations

The tables below show loan volume, average loan size, average lender yield, average credit scores and other pertinent data by Prosper Rating for originations from July 13, 2009 to September 30, 2012:

Prosper Rating	Number	Amount	Average Loan Size	Dollar Percentage
AA	2,182	21,007,369	9,628	9%
A	5,018	44,642,178	8,896	20%
B	4,807	40,447,550	8,414	18%
C	4,869	36,589,969	7,515	16%
D	7,396	46,703,452	6,315	20%
E	4,622	20,076,700	4,344	9%
HR	5,148	17,645,779	3,428	8%
Total	34,042	$227,112,997	$6,672	100%

Prosper Rating	Weighted Average Borrower Rate	Weighted Average Estimated Loss	Weighted Average Lender Yield	Average Experian ScorexPlus Score	Weighted Average Borrower APR
AA	8.76%	1.36%	7.76%	802	9.51%
A	11.84%	2.88%	10.84%	753	14.20%
B	16.88%	5.47%	15.88%	718	19.48%
C	21.72%	7.90%	20.72%	707	24.86%
D	26.05%	10.74%	25.05%	694	29.41%
E	31.15%	14.37%	30.15%	671	34.96%
HR	31.89%	17.71%	30.89%	688	35.67%
Total	20.23%	7.79%	19.23%	711	23.06%

The tables below show loan volume, average loan size, average lender yield, average credit scores and other pertinent data by Prosper Rating for originations from July 1, 2012 to September 30, 2012:

Prosper Rating	Number	Amount	Average Loan Size	Dollar Percentage
AA	321	$4,565,443	14,223	10%
A	789	8,623,695	10,930	19%
B	768	7,581,645	9,872	17%
C	1,117	9,964,052	8,920	22%
D	1,006	8,447,370	8,397	19%
E	538	2,072,000	3,851	5%
HR	1,093	3,820,259	3,495	8%
Total	5,632	$45,074,464	8,003	100%

Prosper Rating	Weighted Average Borrower Rate	Weighted Average Estimated Loss	Weighted Average Lender Yield	Average Experian ScorexPlus Score	Weighted Average Borrower APR
AA	9.36%	1.39%	8.36%	792	11.07%
A	12.57%	2.92%	11.57%	747	15.17%
B	17.63%	5.32%	16.63%	712	20.81%
C	21.88%	7.80%	20.88%	708	25.07%
D	25.41%	10.56%	24.41%	694	28.68%
E	29.85%	14.23%	28.85%	673	33.66%
HR	31.77%	16.55%	30.77%	692	35.80%
Total	19.98%	7.35%	18.98%	710	23.02%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The discussion of the NASAA settlement agreement, the class action lawsuit and our suit involving our insurance carrier with respect to the class action lawsuit, set forth in “Note 12. Commitments and Contingencies” of the Notes to the consolidated Financial Statements contained in Part I, Item 1 of this report is incorporated herein by reference.  From time to time, we may be involved in various legal proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on our consolidated results of operation or financial position. However, because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our consolidated financial position and results of operations.    We are not currently subject to any material legal proceedings other than the matters referenced above.  Except for those matters, we are not aware of any litigation matters which have had, or are expected to have, a material adverse effect on us.

Item 1A.	Risk Factors.

Not Applicable for smaller reporting companies

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

On July 13, 2009, we commenced a public offering of up to $500,000,000 in principal amount of our Borrower Payment Dependent Notes pursuant to a Registration Statement on Form S-1 (File No. 333-147019). The offering is a continuous offering and remains ongoing. The registration statement was declared effective by the SEC on July 10, 2009.  From July 13, 2009 to September 30, 2012, we sold $227,112,997 in principal amount of Notes at 100% of their principal amount.  The Notes are offered only through our website, and there are no underwriters or underwriting discounts.  We have incurred estimated expenses of approximately $2,305,000 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a borrower loan through our platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prosper Marketplace, Inc.

Date: November 07, 2012	By:	/s/ Dawn G. Lepore
Name: Dawn G. Lepore
Title: Chiief Executive Officer
(Principal Executive Officer)

Prosper Marketplace, Inc.

Date: November 07, 2012	By:	/s/ Daniel P. Sanford
Name: Daniel P. Sanford
Title: SVP, Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document