Form 10-K/A
period 2011-12-31
PROSPER MARKETPLACE INC
filed 2012-11-14
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 333-147019
Prosper Marketplace, Inc.
(Exact name of registrant as specified in its charter)

Delaware	73-1733867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Sutter Street, 22nd Floor
San Francisco, CA 94104	94104
(Address of principal executive offices)	(Zip Code)
(415) 593-5400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	None
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

Explanatory Note

Prosper Marketplace, Inc. (“the Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012, and subsequently amended on May 15, 2012. Amendment No. 2 is being filed to revise certain disclosures in Items 1, 1A, 7, 8, and 11.  This Amendment does not reflect events that have occurred after the filing of the initial Form 10-K, and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth herein.  Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, currently dated certifications from our principal executive and principal financial officer are filed, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

Credit Score

In addition to the Prosper Score, another major element we use to determine the Prosper Rating for a listing is a credit score from a consumer reporting agency. The credit score we use currently is Experian’s Scorex PLUS score, although we may use one or more different scores in the future.  The minimum credit score required for a borrower to post a listing is 640, except for borrower members who (i) previously obtained a Prosper loan and paid off the loan in full, or (ii) are seeking a second loan while their first loan is still outstanding and are otherwise eligible for such second loan, for whom the minimum score required is 600.

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

	Experian Scorex Plus Score
Prosper Score	600-619	620-639	640-649	650-664	665-689	690-701	702-723	724-747	748-777	778+
1	24.90%	24.90%	24.90%	24.90%	24.90%	24.90%	24.90%	24.90%	16.50%	16.50%
2	24.90%	24.90%	24.90%	19.90%	19.90%	16.50%	16.50%	16.50%	16.50%	16.50%
3	24.90%	24.90%	24.90%	19.90%	19.90%	16.50%	16.50%	16.50%	16.50%	16.50%
4	19.90%	19.90%	19.90%	19.90%	16.50%	16.50%	16.50%	16.50%	16.50%	16.50%
5	19.90%	19.90%	19.90%	19.90%	16.50%	16.50%	16.50%	11.90%	11.90%	11.90%
6	19.90%	19.90%	19.90%	14.70%	14.70%	11.90%	11.90%	8.90%	8.90%	8.90%
7	19.90%	19.90%	19.90%	8.90%	8.90%	8.90%	8.90%	8.90%	8.90%	8.90%
8	14.70%	14.70%	14.70%	5.65%	5.65%	5.65%	5.65%	5.65%	5.65%	3.30%
9	14.70%	14.70%	14.70%	5.65%	5.65%	5.65%	5.65%	3.30%	3.30%	3.30%
10	14.70%	14.70%	14.70%	5.65%	5.65%	5.65%	5.65%	3.30%	3.30%	1.00%

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

Please note that the historical performance of Borrower Loans may not be indicative of the future performance of our borrower loans.  See “Risk Factors—Prosper Funding LLC, the Platform and Our Ability to Service the Notes” for more information.

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

When we identify inaccurate employment or income information in a borrower’s application or listing that has resulted in the borrower obtaining a different Prosper Rating or interest rate for her loan than she would have obtained if she had provided the correct information, we cancel the listing. If we identify inaccurate information in the borrower’s listing that does not trigger cancellation of the listing, we do not update the listing to include the corrected information. Cancellation automatically triggers a notice to the borrower member and any lender members who made commitments that the listing has been cancelled, and we send an adverse action notice to the borrower indicating the reasons for cancellation. We make the funds committed by the lender members on the cancelled listing immediately available to them for bidding on other listings.  We canceled 10.8% of the 13,652 loan listings for which we verified employment and/or income information between July 14, 2009 and December 31, 2011, because they contained inaccurate or insufficient employment or income information.

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

Loan Originations
November 2005 - July 12th, 2009
(as of December 31, 2011)

	Total Loan Originations		Current Loans			1-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	1,148	$5,610,741	1	$3,000	$459	-	$-	$-
A	1,241	6,315,414	-	-	-	-	-	-
B	319	2,254,565	-	-	-	-	-	-
C	1,448	11,287,831	1	1,000	170	-	-	-
D	2,048	14,156,042	1	3,000	558	-	-	-
E	622	3,750,560	1	1,000	206	-	-	-
HR	6,914	67,881,305	-	-	-	-	-	-
N/A1	15,273	67,881,166	-	-	-	-	-	-
	29,013	$179,137,624	4	$8,000	$1,393	-	$-	$-
	avg loan size:	$6,174

percent of total			0.0%	0.0%		0.0%	0.0%

	Paid In Full		31+ Days Past Due			Defaulted 2
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA	1,102	$5,205,787	-	$-	$-	45	$401,954	$203,891
A	1,121	5,645,364	-	-	-	120	670,050	360,326
B	280	1,949,165	-	-	-	39	305,400	164,431
C	1,142	8,452,979	-	-	-	305	2,833,852	1,740,663
D	1,588	10,855,353	3	15,500	1,333	456	3,282,189	1,978,522
E	458	2,602,035	-	-	-	163	1,147,525	691,785
HR	3,974	36,033,205	1	3,000	111	2,939	31,845,100	21,313,658
N/A1	8,619	37,949,248	8	19,300	2,249	6,646	29,912,618	20,257,130
	18,284	$108,693,136	12	$37,800	$3,692	10,713	$70,398,689	$46,710,405

percent of total	63.0%	60.7%	0.0%	0.0%		36.9%	39.3%

1	includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating	Default due to Delinquency:
2	includes all loans >120 days past due	9,536	$41,112,974
3
Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due. If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.

		Default due to Bankruptcy3 :
		1,177	$5,597,431

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

Loan Originations
July 13, 2009 - December 31, 2011
(as of December 31, 2011)

	Total Loan Originations		Current Loans			1-30 Days Past Due
Prosper Rating	Number	Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Outstanding Principal
AA	1,509	$12,105,915	994	$8,839,687	$6,080,335	3	$36,000	$27,195
A	2,933	21,751,991	2,314	18,429,823	14,488,686	23	134,633	89,445
B	2,258	17,620,970	1,896	15,168,739	12,818,264	24	152,199	123,274
C	1,896	11,032,743	1,356	8,399,833	6,638,847	29	169,924	130,281
D	4,936	26,522,849	3,775	21,379,773	18,255,493	119	636,002	526,140
E	3,139	14,639,866	2,380	11,419,100	9,863,148	97	448,757	385,387
HR	2,242	7,288,460	1,588	5,187,800	4,220,241	67	242,683	200,589

	18,913	$110,962,794	14,303	$88,824,755	$72,365,015	362	$1,820,198	$1,482,312
	avg loan size:	$5,867

percent of total			75.6%	80.0%		1.9%	1.6%

	Paid In Full		31+ Days Past Due			Defaulted 1
Prosper Rating	Number	Origination Amount	Number	Origination Amount	Outstanding Principal	Number	Origination Amount	Net Charged Off Principal
AA	477	$2,916,928	7	$62,400	$41,903	28	$250,900	$185,797
A	502	2,718,238	23	156,909	108,654	71	312,387	242,185
B	270	1,821,132	33	223,300	182,900	35	255,600	216,630
C	389	1,823,436	26	147,000	109,709	96	492,550	409,324
D	656	2,801,859	137	686,260	577,220	249	1,018,955	863,234
E	361	1,409,143	136	710,851	643,889	165	652,016	586,809
HR	345	1,085,718	74	241,473	204,457	168	530,786	451,490

	3,000	$14,576,454	436	$2,228,194	$1,868,732	812	$3,513,194	$2,955,469

percent of total	15.9%	13.1%	2.3%	2.0%		4.3%	3.2%

1	includes all loans >120 days past due
2	Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due. If we were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency" totals.	Default due to Delinquency:
		720	$2,681,669

		Default due to Bankruptcy2 :
		92	$273,800

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

Credit Grade	Number of Borrowers	Average Interest Rate	Average APR
AA	3,512	11.5%	12.2%
A	3,312	14.2%	15.2%
B	4,386	16.5%	17.5%
C	5,643	18.8%	20.0%
D	5,151	21.2%	22.4%
E	3,289	25.5%	26.8%
HR	3,505	25.5%	26.9%
NC	141	23.3%	24.2%

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

Credit Grade	Average Experian Scorex PLUS	Average Number Current Deliquencies	Average Number Total Open Lines	Average Number Total Credit Lines
AA	792.3	0.12	9.72	26.59
A	737.5	0.27	9.01	24.65
B	697.6	0.38	8.78	25.15
C	656.8	0.70	8.12	25.07
D	619.5	1.05	7.89	23.77
E	578.3	2.20	7.62	26.63
HR	536.7	3.82	5.08	19.24

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

Back-up Servicing

We have entered into a back-up servicing agreement with CSC Logic, Inc., a company with experience as a back-up servicer in  the peer-to-peer lending industry, pursuant to which CSC Logic, Inc. will assume servicing responsibilities in the event we are no longer  able to perform servicing functions.  CSC Logic, Inc. is a subsidiary of Computer Sciences Corporation, one of the world leaders in the information technology and professional services industry.  CSC Logic, Inc. has been in the back-up servicing market for more than twenty years and it services a variety of asset types, including unsecured consumer loans, that cover the full credit spectrum.

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

We will indemnify a Note holder or repurchase a Note if we include the wrong Prosper Score in a listing or calculate the Prosper Score for a listing incorrectly.  We will not, however, have any indemnity or repurchase obligation under the Indenture, the Notes, the Lender Registration Agreement or any other agreement associated with the platform as a result of any other inaccuracy with respect to a listing’s Prosper Score or Prosper Rating.  For example, the Prosper Rating for a listing could be inaccurate because the applicant’s credit report contained incorrect information.  Similarly, the Prosper Rating does not reflect the substantial risk associated with the facts that (i) we do not verify much of the applicant information on which the Prosper Rating is based, and (ii) much of such information is provided directly by the applicants themselves, who remain anonymous to potential Note purchasers.  In addition, the Prosper Rating does not reflect our credit risk as a debtor (such credit risk exists even though, as the debtor on the Notes, our only obligation is to pay to the Note holders their pro rata shares of collections received on the related borrower loans net of applicable fees).  Our repurchase and indemnity obligations under the Indenture, the Notes, the Lender Registration Agreement or any other agreement associated with the platform do not affect your rights under federal or state securities laws.  A Prosper Rating is not a recommendation by us to buy, sell or hold a Note.  In addition, no assurances can be provided that actual loss rates for the Notes will fall within the expected loss rates indicated by the Prosper Rating. The interest rates on the Notes might not adequately compensate Note purchasers for these additional risks. See  “About Prosper— Prosper’s Note Repurchase and Indemnification Obligations” for more information.

Some borrowers may use our platform to defraud lender members, which could adversely affect your ability to recoup your investment.

We use identity and fraud checks with external databases to authenticate each borrower member’s identity.  Although we use diligent efforts in this regard, there is a risk that our fraud checks could fail and fraud may occur.  In addition, borrower members may misrepresent their intentions regarding the purpose of the borrower loan or other information contained in borrower listings, and we do not verify the majority of this information.  While we will repurchase Notes in limited circumstances (e.g., a material default on the borrower loan resulting from verifiable identity theft or failure of the  borrower loan to materially comply at origination with applicable federal and state law),, we are not obligated to repurchase a Note from you if your investment is not realized in whole or in part due to fraud (other than verifiable identity theft) in connection with a borrower listing, or due to false or inaccurate statements or omissions of fact in a borrower’s listing, whether in credit data, a borrower member’s representations, user recommendations, group affiliations or similar indicia of borrower intent and ability to repay the borrower loan.  If we repurchase a Note, the repurchase price will be equal to the Note’s outstanding principal balance and will not include accrued interest.  See “About Prosper—Prosper’s Note Repurchase and Indemnification Obligations” for more information.

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

From the launch of our platform in February 2006 through December 31, 2011 (which period includes the operation of our platform prior to registration with the SEC in July 2009, see “Information About Prosper Marketplace, Inc.—Prior Operation of Our Platform”), Prosper funded loans or portions of loans in the aggregate amount of approximately $147,000.  During the same time period, Prosper’s executive officers, directors and 5% shareholders funded loans or portions of loans in the aggregate amount of $4,697,560.  Prosper and its executive officers, directors and 5% shareholders participated (and participate) in funding loans on the platform on terms and conditions that were (and are) not more favorable than those applicable to other lender members of Prosper.  Of the total aggregate amount of loans or portions of loans funded by Prosper’s executive officers, directors and affiliates as of December 31, 2011, approximately 2% of principal has been charged off, compared to approximately 17% of principal charged off for all loans originated as of December 31, 2011.

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

As with any entity with a significant Internet presence, we and the third party that we use for website hosting occasionally have experienced cyber attacks, attempts to breach our systems and other similar incidents, none of which have been successful.  The platform stores our lender members’ and borrower members’ bank information and other personally-identifiable sensitive data.  Any accidental or willful security breaches or other unauthorized access could cause your secure information to be stolen and used for criminal purposes.  Security breaches or unauthorized access to secure information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity.  If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in PMI’s software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any lender members’ or borrower members’ data, our relationships with our members will be severely damaged, and we could incur significant liability.  Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures.  In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data.  These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our members to lose confidence in the effectiveness of our data security measures.  Any security breach, whether actual or perceived, would harm our reputation, and we could lose members.

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

We may not always have been, and may not always be, in compliance with these laws.   Our borrowers may make counterclaims regarding the enforceability of their obligations under borrower or consumer protection laws after collection actions have commenced, or otherwise seek damages under these laws.  Lenders may attempt to rescind their Note purchases under securities laws, and our failure to comply with such laws could also result in civil or criminal liability. For example, in 2010 and 2011 we failed to timely renew our applications to offer and sell the Notes in several states, resulting in $75,800 in penalties in five states, and the repurchase of $21,900 of Notes from Florida residents pursuant to a rescission offer.  We do not expect to incur any additional penalties in connection with our failure to timely renew applications to offer and sell notes in the specified states in 2010 and 2011.  Compliance with these requirements is also costly, time-consuming and limits our operational flexibility.  See “Government Regulation—Regulation of Consumer Protection Laws” for more information.

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

Investors who use our Quick Invest tool may face additional risk of funding loans that have been erroneously selected by Quick Invest.

Since it was first implemented in July 2011, the Quick Invest tool has experienced errors that affected 372 Notes out of the 221,866 Notes purchased through the Quick Invest tool since inception.  Of the affected lenders and Notes, 3 lenders and 118 Notes were affected by the erroneous use of inactive searches to purchase Notes and 40 lenders and 254 Notes were affected by an error that resulted in lenders who had multiple searches with overlapping criteria bidding on the same listing more than once even though the lender had also selected an option that was supposed to preclude them from investing in the same listing more than once.

In the event of any errors in Quick Invest that cause a lender to purchase a Note in error, we will repurchase the Note or indemnify the lender against losses suffered on that Note, i.e., if we have to charge off the loan underlying the Note, we will credit the lender’s account an amount equal to the Note’s outstanding principal balance.

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

In February of 2012, Prosper Marketplace, Inc. formed Prosper Funding LLC, a Delaware company, to hold borrower loans and issue Notes which will be organized to operate in a manner that is intended to minimize the likelihood that Prosper Funding LLC would be substantively consolidated with Prosper Marketplace, Inc in a bankruptcy proceeding.  Prosper is the sole equity member of Prosper Funding LLC. A registration statement was filed on March 7, 2012, and has not been deemed effective as of the date of this report.  Prosper Funding LLC has not commenced operations as of the date of this report.

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

For borrower loans originated and Notes issued and outstanding as of December 31, 2011, we used the following average assumptions to determine the fair value:

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

As of December 31, 2011, we had 58 full time employees compared to 41 full time employees as of December 31, 2010.  Among our employees as of December 31, 2011, our sales and marketing team had 14 employees, our engineering team had 19 employees, our operations team had 14 employees, and our administrative team had 11 employees.  Among our employees as of December 31, 2010, our sales and marketing team had 8 employees, our engineering team had 11 employees, our operations team had 13 employees, and our administrative team had 9 employees.

Marketing and advertising costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, gift/promotional expenses, and direct mail marketing.  Marketing and advertising costs were $2.0 million and $634.9 thousand for the years ended December 31, 2011 and 2010, respectively. This increase of $1.4 million or 218% was largely due to increased efforts with various marketing programs in order to increase our investor and borrower volume.  We placed an increased emphasis on our affiliate and search engine marketing during 2011 in order to drive borrower and lender volume.  Also, we increased spending related to public relations and direct mail marketing campaigns in order to increase our brand awareness and drive our investor and borrower volume.  The costs associated with search engine marketing are specifically related to increased volume and systematic testing to attract new borrowers through Google and other search engines.  The affiliate marketing expense is deployed through direct partnerships with other websites that send to us qualified individuals seeking loan options.  Other marketing costs are associated with online advertising campaigns specifically targeted at attracting new lenders to the platform and brand development work.  Each marketing effort is measured, analyzed and optimized to improve scale and efficiency in each channel.  Through optimization of our marketing efforts, we will shift marketing costs to more efficient channels to balance the mix of growth and efficiency in our marketing activities in subsequent quarters.

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

Net cash used in operating activities was $9.8 million and $9.6 million for the year ended December 31, 2011 and 2010, respectively.  The increase in cash used in operating activities was primarily attributable to increased compensation and benefit expenses, particularly in our engineering and operations teams. We believe the work done by this new personnel  improved the customer experience of both borrowers and lenders on our platform.   As our business expanded we also incurred increased legal, accounting  and marketing expenses. We expect our efforts to improve our cost efficiency to generate greater increases in origination revenue and reduce our ongoing cash requirements.

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

Eric Schwartz has served as one of our directors since March 2012.  Mr. Schwartz was formerly co-head of asset management at Goldman Sachs. During his 23-year career at Goldman Sachs from 1984 through 2007, Mr. Schwartz held multiple leadership positions at the company, including serving as a partner in the Equity Capital Markets unit of the Investment Banking Division, and serving as co-head of the Global Equities and Investment Management Divisions.  He joined Goldman Sach’s Management Committee in 2001 and was named co-head of the Partnership Committee in 2005. Since his retirement from Goldman Sachs in 2007, he operates a private company to manage his personal investments.  He currently serves as Chairman of Jefferson National, an insurance company that principally provides low-cost variable annuities to US consumers; as Chairman of Gold Bullion International, a technology-enabled precious metals dealer based in the U.S.; and as a board member at Indostar Capital, a finance company based in India. Mr. Schwartz graduated with a B.S.E (summa cum laude) and M.B.A from the University of Pennsylvania.  Prosper believes that Mr. Schwartz’s experience with large institutional investment companies, his financial expertise and strong background in managing and leading a multinational financial company, give him the qualifications and skills to serve as a director.

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

Limitations on Officers’ and Directors’ Liability and Indemnification Agreements

As permitted by Delaware law, our amended and restated certificate of incorporation and bylaws contain provisions that limit or eliminate the personal liability of our directors for breaches of duty to the corporation.  Our amended and restated certificate of incorporation and bylaws limit the liability of directors to the fullest extent permitted under Delaware law.  Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breaches of their fiduciary duties as directors, except liability for:

●any breach of the director’s duty of loyalty to us or our stockholders;

●any act or omission not in good faith, believed to be contrary to the interests of the corporation or its shareholders, involving reckless disregard for the director’s duty, for acts that involve an unexcused pattern of inattention that amounts to an abdication of duty, or that involves intentional misconduct or knowing or culpable violation of law;

●any unlawful payments related to dividends, unlawful stock repurchases, redemptions, loans, guarantees or other distributions; or

●any transaction from which the director derived an improper personal benefit.

These limitations do not affect the availability of equitable remedies, including injunctive relief or rescission.  As permitted by Delaware law, our amended and restated certificate of incorporation and bylaws also provide that:

●we will indemnify our directors and officers to the fullest extent permitted by law;

●we may indemnify our other employees and other agents to the same extent that we indemnify our officers and directors; and

●we will advance expenses to our directors and officers in connection with a legal proceeding, and may advance expenses to any employee or agent; provided, however, that such advancement of expenses shall be made only upon receipt of an undertaking by the person to repay all amounts advanced if it should be ultimately determined that the person was not entitled to be indemnified.

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

In addition to the indemnification provided for in our amended and restated certificate of incorporation and bylaws, we have entered into indemnification agreements with each of our directors and officers.  The indemnification agreements require us, among other things, to indemnify such persons for all expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement (if such settlement is approved in advance by Prosper) (collectively, “Expenses”), actually and reasonably incurred by such person in connection with the investigation, defense or appeal of any proceeding to which such person may be made a party, a potential party, a non-party witness, or otherwise by reason of:

●such person’s service as a director or officer of Prosper;

●any action or inaction taken by such person or on such person’s part while acting as director, officer, employee or agent of Prosper;

●such person’s actions while serving at the request of Prosper as a director, officer, employee, trustee, general partner, managing member, agent or fiduciary of Prosper or any other entity, in each case, whether or not serving in any such capacity at the time any liability or expense is or was incurred, or:

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

In addition, under the indemnification agreements, we are not obligated to provide indemnification:

●for any proceedings or claims initiated or brought voluntarily by such person and not by way of defense, unless such indemnification is authorized by the Company, other than a proceeding to establish such person’s right to indemnification;

●for any expenses incurred by such person with respect to any proceeding instituted by such person to enforce and interpret the terms of his indemnification agreement, unless such person is successful in such action;

●for which payment has actually been made to or on behalf of such person under any statute, insurance policy, indemnity provision, vote or otherwise, except with respect to any excess beyond the amount paid;

●for an accounting or disgorgement of profits pursuant to Section 16(b) of the Exchange Act, as amended, or similar provisions of federal, state or local statutory law or common law, if such person is held liable therefor (including pursuant to any settlement arrangements); and

●for any reimbursement of Prosper by such person of any bonus or other incentive-based or equity-based compensation or of any profits realized by such person from the sale of securities of Prosper, as required in each case under the Exchange Act, as amended (including any such reimbursements that arise from an accounting restatement of Prosper pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), or the payment to Prosper of profits arising from the purchase and sale by such person of securities in violation of Section 306 of the Sarbanes-Oxley Act), if such person is held liable therefor (including pursuant to any settlement arrangements).

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation	Totals ($)

Christian A. Larsen (2),	2011	$157,292	—	$45,394	—	$202,686
Chief Executive Officer	2010	$150,000	—	205,119		$355,119

James Catlin,	2011	$250,000	$—	$27,863	—	$277,863
Executive Vice President, Acquisition and Risk Management	2010	$225,000	$6,250	$64,383	—	$295,633

Kirk T. Inglis,	2011	$216,666	$33,333	$27,863	—	$277,862
Chief Financial Officer, Chief Operating Officer	2010	$200,000	$50,000	$38,280	—	$288,280

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

Outstanding Equity Awards

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Christian A. Larsen* (1)	1,036,426	939,811	0.20	7/18/2020

Christian A. Larsen* (2)	—	623,353	$0.12	9/19/2021

James Catlin (3	70,000	70,000	$0.20	6/9/2020

James Catlin (4)	95,526	145,803	$0.20	6/9/2020

James Catlin (5)	114,842	104,137	$0.20	6/9/2020

James Catlin (6)	—	382,618	$0.12	9/19/2021

Kirk T. Inglis (7)	192,046	174,145	$0.20	6/9/2020

Kirk T. Inglis (8)	134,117	—	$0.50	12/11/2016

Kirk T. Inglis (9)	62,500	37,500	$0.56	6/16/2019

Kirk T. Inglis (10)	—	382,618	$0.12	9/19/2021

*Mr.Larsen resigned as CEO and President of the Company as of March 15, 2012.

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

Director Compensation

As reflected in the table below, PMI occasionally grants options to its directors for their service on the Board but does not otherwise compensate directors for their service on the board.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
James W. Breyer (1)	-	-	-	-	-	-	-
Lawrence W. Cheng	-	-	-	-	-	-	-
Jerome Contro	-	-	-	-	-	-	-
Court Coursey	-	-	-	-	-	-	-
Timothy C. Draper	-	-	-	-	-	-	-
Nigel W. Morris	-	-	-	-	-	-	-
Jeffrey Jacobs	-	-	37,383.38	-	-	-	37,383.38

(1)	Effective June 19, 2012, Mr. Breyer resigned from the board of directors.

During the year ended December 31, 2011, Jeff Jacobs was granted 349,338 options.  Of these options, 25,000 were granted to him while acting in an advisory role to the board of directors, which were vested immediately, with  a total fair value of $1,927 at the grant date.  An additional 324,338 options were granted to Mr. Jacobs upon his appointment to the Company’s board of directors which are subject to the same vesting requirements set forth in our 2005 Stock Option Plan noted below.  The total aggregate fair value of these grants was $35,456 on the grant date.

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

Employee Benefit Plans

Stock Option Plan

In 2005, our stockholders approved the adoption of the 2005 Stock Option Plan.  On December 1, 2010, our stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (as amended and restated, the “2005 Plan”).  The 2005 Plan will terminate upon the earliest to occur of (i) December 1, 2020, (ii) the date on which all shares of common stock available for issuance under the 2005 Plan have been issued as fully vested shares of common stock, and (iii) the termination of all outstanding stock options granted pursuant to the 2005 Plan.  The 2005 Plan provides for the grant of the following:

●incentive stock options under the federal tax laws (“ISOs”), which may be granted solely to our employees, including officers; and

●nonstatutory stock options (“NSOs”), which may be granted to our directors, consultants or employees, including officers.

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

Limitations.  The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000.  The options or portions of options that exceed this limit are treated as NSOs.  No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power unless the following conditions are satisfied:

●the option exercise price must be at least 110% of the fair market value of the stock subject to the option on the date of grant; and

●the term of any ISO award must not exceed five years from the date of grant.

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

Reorganization.  Upon the occurrence of a Reorganization Event (as defined below), each outstanding option shall be assumed or an equivalent option substituted by the successor corporation, except in the event that the successor corporation does not assume the option or an equivalent option is not substituted, then the Administrator shall notify the optionholder that one of the following will occur:

●all options must be exercised as of a specified time prior to the Reorganization Event or will be terminated immediately prior to the Reorganization Event; or

●all outstanding options will terminate upon consummation of such Reorganization Event and each participant will receive, in exchange therefore, a cash payment per share equal to the difference between the acquisition price per share and the exercise price.

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

Item 12. Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters

Principal Security Holders

The following table sets forth information regarding the beneficial ownership of our common stock as of March 12, 2012, by:

●each of our directors;

●each of our named executive officers;

●each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock; and

●all of our directors and executive officers as a group.

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

Prosper Marketplace, Inc.

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

As described in Notes 2 and 3 to the financial statements, the balance sheet for the year ended December 31, 2011 and the statement of cash flows for the year ended December 31, 2011 have been restated.

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

Prosper Marketplace, Inc.
Statements of Operations

	Years Ended December 31,
	2011	2010
Revenues
Origination fees	$2,836,917	$807,021
Loan servicing fees	23,389	167,826
Interest income on Borrower Loans	9,691,735	3,197,728
Interest expense on Payment Dependent Notes	(9,195,721)	(3,009,601)
Rebates and promotions	(1,169,278)	(85,909)
Total Revenues	2,187,042	1,077,065

Cost of revenues
Cost of services	(1,244,240)	(962,799)
Reversal of (Provision for) loan and Note repurchases	32,340	(45,543)
Net revenues	975,142	68,723

Operating expenses
Compensation and benefits	6,824,295	4,781,174
Marketing and advertising	2,017,981	634,904
Depreciation and amortization	482,457	550,252
General and administrative
Professional services	2,149,749	2,630,007
Facilities and maintenance	730,606	652,998
Other	1,061,218	1,325,370
Total expenses	13,266,306	10,574,705
Loss before other income and expenses	(12,291,164)	(10,505,982)

Other income and expenses
Interest income	5,657	11,135
Change in fair value on Borrower Loans, Loans Held for Investment and Payment Dependent Notes, net	280,564	340,787
Insurance recoveries	1,999,999	-
Loss on impairment of fixed assets	(124,387)	(47,241)
Other income	108,282	58,579
Total other income and expenses, net	2,270,115	363,260

Loss before income taxes	(10,021,049)	(10,142,722)
Provision for income taxes	-	-
Net loss	$(10,021,049)	$(10,142,722)

Net loss per share – basic and diluted	$(2.32)	$(2.27)
Weighted average shares - basic and diluted net loss per share	4,313,318	4,472,897

The accompanying notes are an integral part of these financial statements.

Prosper Marketplace, Inc.
Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of January 1, 2010	9,397,939	$9,398	4,460,667	$4,461			$41,406,457	$(40,625,261)	$795,055

Issuance of convertible preferred stock, Series D	20,340,705	20,341					14,998,161		15,018,502

Issuance of convertible preferred stock, Series D-1	3,110,188	$3,110							3,110

Offering costs on preferred stock							(125,903)		(125,903)

Exercise of stock options			18,000	18			6,482		6,500

Issuance of common stock warrants							96,625		96,625

Compensation expense							278,027		278,027

Net loss								(10,142,722)	(10,142,722)

Balance as of January 1, 2011	32,848,832	$32,849	4,478,667	$4,479			$56,659,849	$(50,767,983)	$5,929,194

Issuance of convertible preferred stock, Series E	23,222,747	23,223					17,116,777		17,140,000

Issuance of convertible preferred stock, Series E-1	10,000,000	10,000							10,000

Conversion of convertible preferred stock, Series D-1	(3,110,188)	(3,110)	1	-			3,110		(0)

Issuance of convertible preferred stock, Series F	8,996,739	8,997					8,991,340		9,000,337

Offering costs on preferred stock							(500,210)		(500,210)

Exercise of stock options			126,666	127			26,207		26,334

Exercise of common stock warrants			90,165	90			17,943		18,033

Issuance of common stock warrants							104,709		104,709

Purchase of Treasury Stock					(1,822,640)	(291,046)			(291,046)

Compensation expense							313,899		313,899

Net loss								(10,021,049)	(10,021,049)

Balance as of December 31, 2011	71,958,130	$71,959	4,695,499	$4,696	(1,822,640)	$(291,046)	82,733,624	$(60,789,032)	$21,730,201

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

Origination fees

Borrowers pay an origination fee upon the successful closing of a loan. We deduct and retain the origination fee from the loan amount prior to disbursing the net amount to the borrower member. The loan origination fee is determined by the term and credit grade of the loan, and ranges from 0.50% to 4.95% of the original principal amount. Since Prosper accounts for borrower loans, loans held for investment and Borrower Payment Dependent Notes at fair value, origination fees are not deferred but are recognized at origination of the loan, and direct costs to originate loans are recorded as expenses as incurred.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010:

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Servicing rights	—	—	$2,986	$2,986
Borrower Loans receivable	—	—	23,689,950	23,689,950

Liabilities
Borrower Payment Dependent Notes	—	—	$23,478,046	$23,478,046

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short Term Investments	9,997,420			$9,997,420

Borrower Loans receivable	—	—	$75,762,894	$75,762,894

Loans Held for Investment			137,314	137,314

Liabilities
Borrower Payment Dependent Notes	—	—	$76,159,501	$76,159,501

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

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Servicing Rights	Borrower Loans	Borrower Payment Dependent Notes		Loans Held for Investment	Total
Balance at December 31, 2009	$24,319	$7,020,363		$(6,903,173)	$—	$141,509
Originations		26,940,486		(26,940,486)	—	-
Principal repayments		(8,701,032)		8,454,960	—	(246,072)
Change in fair value on borrower loans and Payment Dependent Notes		(1,569,867)		1,910,653	—	340,786
Change in fair value of servicing rights	(21,333)	—		—	—	(21,333)
Balance at December 31, 2010	$2,986	$23,689,950	$	(23,478,046)	—	$214,890
Originations		75,138,012		(75,138,012)	146,794	146,794
Principal repayments		(25,957,163)		25,071,255	(12,647)	(898,555)
Change in fair value on borrower loans and Payment Dependent Notes		2,892,095		(2,614,698)		277,397
Change in fair value of servicing rights	(2,986)	—		—		(2,986)
Change in the fair value of Loans held for investment					3,167	3,167
Balance at December 31, 2011	-	75,762,894		(76,159,501)	$137,314	(259,293)

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

Non-interest bearing promissory not

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

In April 2010, Prosper issued and sold 20,340,705 shares at $0.7385 per share of Series D convertible preferred stock (Series D Preferred Stock) in a private placement for $14,595,709, net of issuance costs of $125,903. In connection with that sale, we issued 4,978,854 Series D shares pursuant to the conversion of $3,676,884 in promissory notes payable, including $300,000 that represented consideration for a note holder’s agreement to convert its note prior to maturity. Also, in connection with the Series D transaction, we issued 3,110,188 shares of Series D-1 convertible preferred stock (Series D-1 Preferred Stock). We issued the Series D-1 Preferred Stock as additional consideration for certain holders of Series A, B or C Preferred Stock that participated in the Series D transaction at significant levels, but  we did not receive any cash consideration for the Series D-1 shares.  As part of the Series D transaction, the aggregate liquidation preferences of the Series A, B and C Preferred Stock were reduced from $40 million to $20 million. The Series D-1 Preferred Stock established aggregate liquidation preferences of $3.1 million, which offset, for the recipients of Series D-1 Preferred Stock, some of the reduction in liquidation preference they experienced with respect to their Series A, B and C Preferred Stock. The Series D-1 Preferred Stock was convertible into Common Stock at a ratio of 1,000,000:1.  Holders of Series D-1 Preferred Stock that held less than 1 million Series D-1 shares were entitled on conversion of those shares to receive a cash payment equal to a pro rata fraction of the par value of a single share of Common Stock.  The Series D-1 Preferred Stock had no voting rights and limited preference and conversion rights. As a result, we allocated the fair value of Series D-1 Preferred Stock at the par value of $.001 per share from the proceeds of Series D.

In June 2011, Prosper issued and sold 23,222,747 shares at $0.7385 per share of Series E convertible preferred stock (Series E Preferred Stock) in a private placement for $16,708,524, net of issuance costs of $441,476.  In connection with that sale, we issued and recorded 10,000,000 shares at the par value $0.001 per share of Series E-1 convertible preferred stock (Series E-1 Preferred Stock) as additional consideration for certain holders of Series A, Series B and Series C Preferred Stock who participated in the sale at significant levels. The Series E-1 shares established certain liquidation rights, as described below, have no voting rights and are convertible into one share of common stock (Common Stock) for every one million shares of Series E-1. We allocated the fair value of the shares of Series E-1 Preferred Stock at the par value of $.001 per share from the proceeds of Series E. Upon issuance of our Series E and Series E-1 Preferred Stock, the Series D-1 Preferred Stock was converted into a single share of Common Stock.

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

Option activity under the Option Plan is summarized as follows for the years below:
	Options Issued and Outstanding	Weighted-Average Exercise Price

Balance as of January 1, 2010	1,897,126	$0.96
Options granted (weighted average fair value of $0.11)	5,265,897	$0.20
Options exercised	(18,000)	$0.36
Options canceled	(1,378,164)	$0.83
Balance as of December 31, 2010	5,766,859	$0.30
Options granted (weighted average fair value of $0.08)	7,747,145	$0.14
Options exercised	(126,666)	$0.21
Options canceled	(1,299,718)	$0.18
Balance as of December 31, 2011	12,087,620	$0.21

Options outstanding and exercisable at December 31, 2011	3,205,923	$0.35

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of December 31, 2011 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.12 - $0.12	5,147,963	9.69	$0.12	$257,398	25,000	$0.12	$1,250
$0.17 - $0.17	893,137	9.96	$0.17	$–	0	$0.00	$–
$0.20 - $0.20	5,182,092	8.57	$0.20	$–	2,462,769	$0.20	$–
$0.25 - $0.25	25,000	3.62	$0.25	$–	25,000	$0.25	$–
$0.50 - $0.50	304,117	4.87	$0.50	$–	304,117	$0.50	$–
$0.56 - $0.56	365,000	7.59	$0.56	$–	223,124	$0.56	$–
$1.94 - $1.94	125,311	7.01	$1.94	$–	123,310	$1.94	$–
$2.17 - $2.17	45,000	6.19	$2.17	$–	42,603	$2.17	$–
	12,087,620	8.99	$0.21	$257,398	3,205,923	$0.35	$1,250

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

On March 15, 2012, the Company’s shareholders voted to appoint Eric Schwartz to the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 2012.

PROSPER MARKETPLACE, INC.

By:	/s/ Dawn Lepore
Dawn Lepore
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K, filed March 30, 2012).

3.2	Bylaws of the Registrant, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of the Company’s Form S-1, filed October 30, 2007)

4.1	Form of Prosper Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.2)

4.2	Indenture, dated June 15, 2009, between Prosper Marketplace, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of the Company’s Form S-1/A, filed June 26, 2009)

10.1	Form of Borrower Registration Agreement (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K, filed March 30, 2012)

10.2
Form of Lender Registration Agreement (Note Commitment, Purchase and Sale Agreement) (incorporated by reference to Exhibit 10.2 of the Company’s Post Effective Amendment No. 3, Registration No. 333-147019, filed December 17, 2010)

10.3
Amended and Restated Loan Account Program Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed November 12, 2010) (1)

10.4
Amended and Restated Loan Sale Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report Form 10-Q, filed November 12, 2010) (1)

10.5
Hosting Services Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1/A, filed April 14, 2009)

10.6
Prosper-Folio Services Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1/A, filed April 14, 2009)

10.7
Prosper-Folio Software License Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1/A, filed April 14, 2009)

10.8
Prosper-CSC Logic Processing Agreement, dated January 1, 2009, between CSC Logic and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Post Effective Amendment No. 12, Registration No. 333-147019, filed October 4, 2011) (1)

10.9
Indemnification Agreement, dated November 2, 2011, between Prosper Marketplace, Inc. and Jeffrey Jacobs (incorporated by reference to Exhibit 10.20 from the Registration Statement on Form S-1 filed on November 1, 2012, SEC file number 333-179941)

10.10
Schedule of Prosper Marketplace, Inc. Officer and Director Indemnification Agreements (incorporated by reference to Exhibit 10.21 from the Registration Statement on Form S-1 filed on November 1, 2012, SEC file number 333-179941)

10.11
Services and Indemnity Agreement, dated March 1, 2012, between Global Securitization Services, LLC, Kevin Burns, Bernard Angelo, Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.8 from the Registration Statement on Form S-1 filed on October 1, 2012, SEC file number 333-179941)

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