Form 10-K
period 2012-12-31
PROSPER MARKETPLACE INC; Prosper Funding LLC
filed 2013-03-19
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number	Exact Name of Registrant as Specified in its Charter, State or Other Jurisdiction of Incorporation, Address of Principal Executive Offices, Zip Code and Telephone Number (Including Area Code)	I.R.S. Employer Identification Number

333-147019, 333-179941-01, and 333-182599	PROSPER MARKETPLACE, INC. a Delaware corporation 111 Sutter Street, 22nd Floor San Francisco, CA 94104 Telephone: (415)593-5400	73-1733867

333-179941	PROSPER FUNDING LLC a Delaware limited liability company 111 Sutter Street, 22nd Floor San Francisco, CA 94104 Telephone: (415)593-5479	45-4526070
Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Prosper Marketplace, Inc.	None	None
Prosper Funding LLC	None	None

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class
Prosper Marketplace, Inc.	None
Prosper Funding LLC	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Prosper Marketplace, Inc.	Yes ☐ No ☒
Prosper Funding LLC	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Prosper Marketplace, Inc.	Yes ☐ No ☒
Prosper Funding LLC	Yes ☐ No ☒

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Prosper Marketplace, Inc.	Yes ☒ No ☐
Prosper Funding LLC	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Prosper Marketplace, Inc.	Yes ☒ No ☐
Prosper Funding LLC	Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (applicable to Prosper Marketplace, Inc. only). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non- Accelerated Filer	Smaller Reporting Company

Prosper Marketplace, Inc.	☐	☐	☐	☒

Prosper Funding LLC	☐	☐	☐	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Prosper Marketplace, Inc.	Yes ☐ No ☒
Prosper Funding LLC	Yes ☐ No ☒

Prosper Marketplace Inc. and Prosper Funding LLC meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

Registrant	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at June 30, 2012	Number of Shares of Common Stock of the Registrant Outstanding at March 13, 2013
Prosper Marketplace, Inc.	$148,386(a)	65,229,230 ($.01 par value)
Prosper Funding LLC	None (b)	None

(a)
Solely for purposes of calculating this aggregate market value, Prosper Marketplace, Inc. has defined its affiliates to include (i) those persons who were, as of June 30, 2012, its executive officers, directors and beneficial owners of more than 10% of its common stock, and (ii) such other persons who were, as of June 30, 2012, controlled by, or under common control with, the persons described in clause (i) above.  Prosper Marketplace, Inc.’s common stock is not publicly traded; therefore, it has assumed the fair market value of its common stock is equal to the valuation of its common stock made pursuant to Section 409A of the Internal Revenue Code completed most recently before June 30, 2012.

(b)	All voting and non-voting common equity is owned by Prosper Marketplace, Inc.

THIS COMBINED FORM 10-K IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC AND PROSPER FUNDING LLC.  INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, Prosper Funding LLC (“Prosper Funding”) or Prosper Marketplace, Inc. (“PMI” and, collectively with “Prosper Funding, the “Registrants”) expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of Prosper Funding and PMI’s respective managements, expressed in good faith and is believed to have a reasonable basis.  Nevertheless, there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	the performance of the Borrower Payment Dependent Notes or “Note”, which, in addition to being speculative investments, are special, limited obligations that are not secured, guaranteed or insured;

•	Prosper Funding’s ability to make payments on the Notes, including in the event that borrowers fail to make payments on the corresponding loans;

•	the reliability of the information about borrowers that is supplied by borrowers;

•
Prosper Funding and PMI’s ability to service the loans, and their ability or the ability of a third party debt collector to pursue collection against any borrower, including in the event of fraud or identity theft;

•	credit risks posed by the credit worthiness of borrowers, the lack of a maximum debt-to-income ratio for borrowers, and the effectiveness of the registrants’ credit rating systems;

•	actions by some borrowers to defraud lender members and risks associated with identity theft;

•	Prosper Funding and PMI’s limited operational history and lack of significant historical performance data about borrower performance;

•	the impact of current economic conditions on the performance of the Notes and loss rates of the Notes;

•	payments by borrowers on the loans in light of the facts that the loans do not impose restrictions on borrower and do not include cross-default provisions;

•	Prosper Funding and PMI’s compliance with applicable local, state and federal law, including the Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;

•	potential efforts by state regulators or litigants to characterize Prosper Funding or PMI, rather than WebBank, as the lender of the loans originated through the platform;

•	the application of federal and state bankruptcy and insolvency laws to borrowers and to Prosper Funding and PMI;

•	the impact of borrower delinquencies, defaults and prepayments on the returns on the Notes;

•	the lack of a public trading market for the Notes and any inability to resell the Notes on the Note Trader platform;

•	the federal income tax treatment of an investment in the Notes and the PMI Management Rights;

•
Prosper Funding and PMI’s ability to prevent security breaches, disruptions in service, and comparable events that could compromise the personal and confidential information held on their data systems, reduce the attractiveness of the platform or adversely impact their ability to service loans;

•	the resolution of pending litigation involving PMI, including any state or federal securities litigation; and

•	Prosper Funding’s ability to compete successfully in the peer-to-peer and consumer lending industry.

There may be other factors that may cause actual results to differ materially from the forward-looking statements in this Annual Report on Form 10-K.  Prosper Funding and PMI can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on Prosper Funding or PMI’s results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Annual Report on Form 10-K for a description of certain risks that could, among other things, cause Prosper Funding and PMI’s actual results to differ from these forward-looking statements.

All forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. Prosper Funding and PMI undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

PART I

Item 1. Business

Prosper Funding LLC (“Prosper Funding”) operates a peer-to-peer lending platform (the “platform”).  Prosper Marketplace, Inc. (“PMI” and, collectively with Prosper Funding, the “Registrants”) developed the platform and prior to February 1, 2013, owned the proprietary technology that makes operation of the platform possible.  Prior to February 1, 2013, PMI operated the platform, facilitated the origination of loans by WebBank through the platform and issued and sold notes corresponding to those loans.  Borrower loans originated and notes issued and sold by PMI are referred to as “PMI Borrower Loans” and “PMI Notes,” respectively.  On February 1, 2013, PMI transferred ownership of the platform, including all of the rights related to the operation of the platform, to Prosper Funding.  Since February 1, 2013, all Notes issued and sold through the platform are issued and sold by Prosper Funding.  Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the platform, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the making of related loans by WebBank and the funding of such loans by WebBank.  Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages all other aspects of the platform on behalf of Prosper Funding.

The platform is designed to allow people to invest money in people in an open transparent marketplace, with the aim of allowing both lenders and borrowers to profit financially as well as socially. The Registrants believe peer-to-peer lending represents a new model of consumer lending, where individuals can earn the interest spread of a traditional consumer lender but must also assume the credit risk of a traditional lender. It is people that are the drivers of credit formation in peer-to-peer lending, not institutions. PMI launched the platform to the public in 2006 and had attracted over one million members and facilitated over $443 million in consumer loans as of December 31, 2012.

The Registrants believe peer-to-peer lending presents an enormous opportunity to create a more transparent form of consumer lending. Key drivers of peer-to-peer lending include:
•	The possibility of lower rates and better terms for borrowers compared to traditional sources of consumer credit, such as credit cards;
•	A new asset class for investors with the possibility of attractive risk adjusted returns that are not directly correlated to the performance of the stock market;
•
An opportunity to combine social networking with financial services in a manner that allows users that help fund loans to feel they are directly helping other people while also potentially earning attractive returns; and

•	Growing acceptance of the Internet as an efficient and convenient forum for consumer transactions.

How the Platform Works

The platform is an online marketplace that matches individuals who wish to obtain consumer loans (“borrower members”) with those who are willing to help fund those loans (“lender members”).  A borrower member who wishes to obtain a loan through the platform must post a loan listing, or listing, on the platform.  Lender members can review all the loan listings on the platform and make a commitment towards any listing they wish to help fund.  A commitment is a commitment to purchase a promissory note, or “Note,” from Prosper Funding, the payments on which will be dependent on the payments Prosper Funding receives on the loan requested in the listing.  If a listing receives enough lender member commitments to be funded, WebBank, an FDIC-insured, Utah industrial bank, will originate the loan requested and then sell it to Prosper Funding and, at the same time, Prosper Funding will sell a Note to each lender member that made a commitment towards the loan in the principal amount of that commitment.  Each Note issued and sold by Prosper Funding comes attached with a PMI Management right issued by PMI.  The Notes and PMI Management Rights are referred to collectively as the “Securities.”  A borrower member who posts a loan listing is referred to as an “applicant” and an applicant who obtains a loan through the platform is referred to as a “borrower.”

In order to post a listing, an applicant must first complete a loan application.  PMI then obtains a credit report on the applicant and uses data from that report as well as data supplied by the applicant to assign a risk grade to the listing, which is called a “Prosper Rating.”  The listing is then posted on the platform.  The format for listings is shown below.  The images are not from actual listings, but rather depict hypothetical listings created for purposes of illustration.  Each listing includes the Prosper Rating, selected items from the applicant’s credit report, intended use of the potential loan, plus information regarding any previous loans obtained by the applicant through the platform.

Lender members can bid on listings in amounts ranging from the entire loan amount requested to as little as $25.  Thus, it is typical to have multiple lender members bid on a single listing.  As the listing is funded, the listing will show the amount of commitments made towards that potential loan by lender members.

One unique aspect of peer-to-peer lending is that it allows lender members who are friends and family of an applicant to bid on that applicant’s listing.  Friends and family bids can signal that a stronger social bond exists that could influence repayment rates.  Friends and family can also vouch for the applicant’s character.  These bids are also shown on the listing page for all lender members to review, as shown below.1

1 Neither Prosper Funding nor PMI verifies claims by a lender member that he is a friend or family member of an applicant.

The registration, processing and payment systems are automated and electronic.  Prosper Funding has no physical branches, no deposit-taking and interest payment activities and limited loan underwriting activities.  Prosper Funding’s website provides detailed information about the platform, including detailed fee information, the full text of the member legal agreements, help pages and white papers.  In addition to the customer support materials available on the website, Prosper Funding makes additional customer support available to members by email and phone (which services are currently handled by PMI as servicer pursuant to the Administration Agreement).  Its customer support team is currently located at its headquarters in San Francisco, California.

PMI attracts lender members and borrowers to www.prosper.com through a variety of sources, including referrals from other parties (such as online communities, social networks and marketers), search engine results and online and offline advertising.  Prosper Funding is not dependent on any one source of traffic to its website.  In December 2012, the website received approximately 315,931 unique visitors.

Prosper Funding generates revenue by charging lender members ongoing servicing fees on the Notes they have purchased, and from licensing fees paid by PMI for Prosper Funding’s licensing of the platform to PMI.  PMI generates revenue by collecting fees from Prosper Funding under the Administration Agreement and by collecting origination fees from WebBank as compensation for its loan origination activities on WebBank’s behalf.

Platform Participants, Registration Requirements and Minimum Credit Criteria

All platform participants must register with Prosper Funding and agree to the platform’s rules and terms of use, including consent to receipt of disclosures electronically.  At the time of registration, individuals or authorized institutional agents must provide their name, address and an email address.  After responding to an email verification, registrants must agree to the terms and conditions (including the applicable registration agreement) for the specific role for which they are registering.

Borrower Members

A borrower member may be any natural person at least 18 years of age who is a U.S. resident in a state where loans through the platform are available, with a bank account and a social security number.  After passing the anti-fraud and identity verification process, borrower members can request unsecured borrower loans at interest rates set by PMI.  PMI sets minimum credit and other credit guidelines for borrowers, as discussed in the risk grading section.

When an applicant requests a loan, PMI first evaluates whether the applicant meets the underwriting criteria established in conjunction with WebBank.  WebBank makes loans to borrowers and then sells and assigns the promissory notes evidencing those loans to Prosper Funding.  The underwriting criteria apply for all borrower loans originated through the platform and may not be changed without WebBank’s consent.  The underwriting criteria require that borrowers have a minimum credit score of a specified threshold amount (currently 640, except that the minimum is 600 for borrower members who (i) previously obtained a borrower loan and paid off the loan in full, or (ii) are seeking a second loan and are otherwise eligible for a second loan), have no prior charge-offs on loans originated through the platform not have filed for bankruptcy within the last 12 months, and have at least one open trade reporting on their credit report.  In connection with the identity and anti-fraud verification process for applicants, PMI verifies the deposit account into which the loan proceeds will be deposited, to determine that the applicant is a holder of record of the account.  Even if a listing receives bids that equal or exceed the minimum amount required to fund, PMI will cancel the listing if it is unable to verify the applicant’s account.  While PMI attempts to authenticate each platform participant’s identity, its fraud checks could fail to detect identity theft, fraud and inaccuracies.  See “Item 1A. Risk Factors—Risks Related to Borrower Default” for more information.

Lender Members

Lender members are individuals and institutions that have the opportunity to buy Notes.  Lender members must register on the platform.  During lender registration, potential lender members must authorize Prosper Funding, or its agent, to obtain their credit report for identification purposes.  Lender members also must consent to any applicable tax withholding statement and must agree to the terms and conditions of Prosper Funding’s website.  Lender members must also enter into a lender registration agreement with Prosper Funding and PMI, which agreement governs all sales of Notes to lender members.  Lender members are not required to give credit information to the same extent as borrower members.  Both individuals and institutions may register as lender members.  An individual lender member must be a natural person at least 18 years of age and a U.S. resident, must provide his or her social security number and may be required to provide his or her state driver’s license or state identification card number.  Institutions must provide their taxpayer identification number.  At the time a lender member registers with Prosper Funding, the lender member must satisfy any minimum financial suitability standards and maximum investment limits established for the platform or the Note Trader platform by the state in which the lender member resides.  Prior to bidding on a listing, lender members must transfer funds to an account maintained on the platform (a “funding account”).  The funding account holds all funds supporting a lender member’s bids and all Note payments payable to the lender member are deposited in the funding account.

Relationship with WebBank

WebBank is a FDIC-insured, Utah-chartered industrial bank that originates all loans made through the platform. WebBank and PMI are parties to a Loan Account Program Agreement, under which PMI manages the operations of the platform that relate to the submission of loan applications by potential borrowers, the making of related loans by WebBank and the funding of such loans by WebBank in exchange for a fee equal to the origination fee charged by WebBank.  As of February 1, 2013, WebBank, Prosper Funding and PMI are parties to a Loan Sale Agreement, under which WebBank sells and assigns the promissory notes evidencing the borrower loans to Prosper Funding.  As consideration for WebBank’s agreement to sell and assign the promissory notes, Prosper Funding pays WebBank a monthly fee in addition to the purchase price of the promissory notes themselves.  Under the Loan Account Program Agreement, PMI will indemnify WebBank with respect to any damages arising from WebBank’s participation in the origination of borrower loans as contemplated in the Loan Account Program Agreement.

Risk Management

PMI’s risk management has evolved from its inception.  PMI has consistently worked to improve the information provided to lenders in order to help them make sound investment decisions.  A major source of improvement has been to progressively incorporate the historical performance of loans originated by PMI into the Prosper Ratings as more loan outcome data becomes available over time.  PMI intends to continuously refine the proprietary rating system by regularly reassessing the system and notifying Prosper Funding of any changes PMI believes should be made to the Prosper Ratings system.  For more information about how the Prosper Ratings and estimated loss rates are calculated and reassessed, see the following sections.  For more information about PMI’s obligation to regularly reassess the Prosper Ratings systems, including the reasonableness of the implied loss rates, see “About the Platform—Risk Management—Comparing Estimated Loss Rates to Actual Losses.”  PMI intends to transfer to Prosper Funding the software and intellectual property associated with the Prosper Ratings system.

Prosper Rating Assigned to Listings

Each listing is assigned a Prosper Rating.  The Prosper Rating is a letter that indicates the expected level of risk associated with the listing.  Each letter grade corresponds to an estimated average annualized loss rate range.  The rating associated with a listing reflects the loss expectations for that listing as of the time the rating is given.  This means that otherwise similar borrowers may have different Prosper Ratings at different points in time as the Prosper Rating is updated to incorporate more recent information.  There are currently seven Prosper Ratings, but this, as well as the loss ranges associated with each, may change over time as the marketplace dictates.  PMI intends to regularly update the loss rates associated with the Prosper Ratings to reflect the ongoing actual performance of historical borrower loans.  The updates will occur at least annually.

The current Prosper Ratings and the estimated loss ranges associated with them are as follows:

Prosper Rating	Est. Avg. Annual Loss Rate
AA	0.00% - 1.99%
A	2.00% - 3.99%
B	4.00% - 5.99%
C	6.00% - 8.99%
D	9.00% - 11.99%
E	12.00% - 14.99%
HR	>=15.00%

The estimated loss rate for each listing is based primarily on the historical performance of borrower loans with similar characteristics and is primarily determined by two scores: (i) a custom Prosper Score, and (ii) a credit score obtained from a credit reporting agency.  The custom Prosper Score is updated periodically to include new information that is predictive of borrower risk as it becomes available or as the evidence supporting a particular datum becomes strong enough to merit its inclusion in the custom Prosper Score.

If a particular piece of information is found to be highly predictive of a borrower’s risk prior to a custom Prosper Score re-development, then it may be added to the rating process as an overlay until its impact on borrower risk is sufficiently captured by the combination of the custom Prosper Score and the credit bureau score.  Throughout 2011, for instance, increasingly strong evidence continued to emerge that successful performance on a previous loan through the platform was a strong predictor of borrower risk (borrowers having successfully performed on a previous loan through the platform were much less likely to default on a new loan than were comparable borrowers who had not successfully repaid a loan through the platform).  Once this evidence was sufficiently robust, the presence of a second loan became an integral determinant of a borrower’s Prosper Rating.

Prosper Score

The Prosper Score predicts the probability of a borrower loan going “bad,” where “bad” is the probability of going more than 60 days past due within twelve months of the application date.  To create the Prosper Score, PMI developed a custom risk model using its historical data as well as a data archive from a consumer credit bureau.  PMI built the model on its applicant population so that it would incorporate behavior that is unique to that population.  In contrast, a credit score obtained from a credit reporting agency is based on a much broader population, of which applicants through the platform are just a small subset.

To build and validate the custom risk model, PMI used applicants from April 2008 through April 2011 and measured their performance for the twelve months following their date of application.  PMI analyzed variables available at the time of listing for potential inclusion in the final model.  Potential variables included those from the credit report and also those provided by the borrower.  PMI dropped or kept variables in the final model based on their contribution and stability over time, and went through a number of iterations before finalizing the model in its current form.  The final model includes variables such as Inquiries last six months and Debt-to-Income Ratio.  The former is an example of a credit report variable and the latter uses both credit report information as well as income information provided by the borrower.

The model assigns weights to all of the variables based on their value in predicting the likelihood of a loan going bad.  For a given applicant, the model estimates the probability of the applicant becoming bad, which is called the applicant’s “probability of bad.”  The probability of bad for an applicant is then mapped to a Prosper Score, which is displayed as part of that listing.  Prosper Scores range from 1 to 10, with 10 being the best, or lowest risk value.  The probability of bad ranges and the corresponding Prosper Scores are as follows.

Probability Bad	Prosper Score
> 9.50%	1
8.00 < x <= 9.50%	2
7.00 < x <= 8.00%	3
6.10 < x <= 7.00%	4
5.30 < x <= 6.10%	5
4.50 < x <= 5.30%	6
3.80 < x <= 4.50%	7
3.20 < x <= 3.80%	8
2.50 < x <= 3.20%	9
0.00 < x <= 2.50%	10

For example, a probability of bad of 3.29% equates to a Prosper Score of 8 and a probability of bad of 12.00% equates to a Prosper Score of 1.  The probability of bad ranges may change over time as additional performance data is acquired.

Credit Bureau Score

In addition to the Prosper Score, another major element used to determine the Prosper Rating for a listing is a credit score from a consumer reporting agency.  PMI currently uses Experian’s Scorex PLUS score, although it may use one or more different scores in the future.  The minimum credit score required for a borrower to post a listing is 640, except for borrower members who (i) previously obtained a loan through the platform and paid off the loan in full, or (ii) are seeking a second loan while their first loan is still outstanding and are otherwise eligible for such second loan.  The minimum score required for previous Prosper borrowers is 600.

PMI obtains a borrower’s credit score at the time the listing is created, unless it already has a credit score on file that is not more than thirty days old.  This credit score is used to determine the Prosper Rating for the listing, and the range that credit score falls within is also included in the listing.  If available, PMI obtains updated credit scores on a monthly basis for borrowers with outstanding loans, and it includes the applicable score ranges by month in listings on the Note Trader platform.  Neither Prosper Funding nor PMI disclose the borrower’s exact credit score to any of Prosper Funding members, except for the borrower himself.

Assigning Estimated Loss Rates

Estimated loss rates are based on the historical performance of loans originated through the platform with similar characteristics and are primarily determined by Prosper Scores and the Experian Scorex PLUS credit score.  The starting point for this determination is the base loss rate table, shown below, which PMI created by dividing the range of Prosper Scores and the Experian Scorex PLUS credit scores into multiple segments and combining them into a single grid.  A base loss rate is estimated for each cell in the table, based on the historical performance of loans originated on the platform that occupied the same cell (i.e., that had the same point of intersection for their Prosper Score and Experian Scorex PLUS credit score).  Cells may be given the same loss rate due to small volume, similar behavior or both.  PMI reviews loan performance on a monthly basis to see how the loss rate estimates compare to the actual performance of borrower loans, and makes adjustments as necessary based on such reviews.  Please refer to the website for the estimated base loss rate table currently in use.  Estimated base loss rates for the cells in the table below correspond to those in effect for PMI applicants as of December 31, 2012.
			1st Loans, 3 yr. term
Prosper Score	600-619	620-639	640-649	650-664	665-689	690-701	702-723	724-747	748-777	778+	Prosper Score
1	22.00%	22.00%	22.00%	22.00%	22.00%	22.00%	22.00%	22.00%	22.00%	22.00%	1
2	22.00%	22.00%	22.00%	22.00%	12.75%	12.75%	12.25%	12.25%	12.25%	12.25%	2
3	22.00%	22.00%	13.25%	12.25%	11.75%	11.25%	10.75%	10.25%	9.75%	9.25%	3
4	22.00%	22.00%	12.75%	10.75%	10.25%	9.25%	8.24%	7.99%	7.24%	6.24%	4
5	22.00%	22.00%	12.25%	10.75%	9.75%	8.74%	7.99%	7.49%	6.24%	5.99%	5
6	22.00%	22.00%	11.75%	10.25%	9.25%	8.49%	7.24%	6.24%	5.74%	5.49%	6
7	22.00%	22.00%	11.25%	9.75%	9.25%	7.99%	6.99%	5.49%	4.99%	4.49%	7
8	22.00%	22.00%	10.75%	9.25%	7.99%	5.99%	5.49%	3.24%	2.99%	2.74%	8
9	22.00%	22.00%	9.25%	8.99%	7.49%	4.99%	4.74%	2.74%	2.74%	2.49%	9
10	22.00%	22.00%	8.99%	8.49%	7.24%	4.74%	3.99%	1.99%	1.49%	0.99%	10

The table above applies to borrowers seeking their first loan through the platform.  Although borrowers with credit scores below 640 are depicted in the table above, borrowers seeking a first loan whose credit score is below 640 are not currently eligible for a loan on the platform.  PMI can make adjustments to the base loss rate to determine the final loss rate.  The final loss rate determines the Prosper Rating.  PMI currently makes adjustments if the applicant has already been a borrower on the platform and based on loan term.  The value of the adjustments are based on historical PMI data, where available, as well as observed industry performance and behavior.  An example of a potential adjustment is shown below:

Here is an example of how the final loss rate and Prosper Rating for a loan listing would be calculated:
- Applicant credit bureau score = 730 and Prosper score = 7
- Applicant has a previous Prosper loan

Base Loss Rate:		5.49%
Adjustments:
	-Previous Loan:	-1.75%
Final Loss Rate:		3.74%
Prosper Rating:		A

Calculating Loss Estimates

Loss rates for a particular group of loans will be a function of the group’s delinquency and loss behavior over time, pre-payment behavior over time, and responsiveness to collections activity.  For loans originated through the platform, the largest driver of the loss rate is the rate at which a group of loans becomes delinquent and charges off. A loan becomes “charged off” and is considered a loss when it becomes 121+ days past due.

Modeling Loss Rates.  The loss rate is the balance-weighted average of the monthly loss rates for the group of loans over the term of the loans.  The gross loss rate is adjusted for principal recovery net of collection expenses to arrive at a net loss rate.

Estimating Losses.  PMI determines the loss component of the loss rate calculation by analyzing losses for historical PMI loans and adjusting to reflect anticipated deviations from historical performance that may exist due to the current macro-economic or competitive environment.  Changes in delinquency and losses have the largest impact on the expected loss rate of a group of loans, and so changes in loan delinquency and loss performance are monitored on at least a monthly basis.

Calculating Average Balance.  To calculate the average balance for each period, PMI used the amount of loan principal on loans that are still open and have not been charged-off or paid off. As loan payments are made, the principal balance of each loan declines over time.

When a loan pays faster than its amortization schedule (pre-payment), the portion of the principal that is pre-paid is no longer included in the outstanding balance for subsequent periods. Once a loan has been charged-off, the principal associated with this loan is considered a credit loss and is no longer included in the outstanding periodic balance.

Collection Expense and Recovery Adjustments.  When an account becomes past due, it may be referred to a collection agency.  All accounts that become more than 30 days past due will be referred to a collection agency.  Collection agencies are compensated by keeping a portion of the payments they collect based on a predetermined schedule.  Once an account has been charged-off, any subsequent payments received or proceeds from the sale of the loan in a debt sale are considered recoveries and reduce the amount of principal lost.

Comparing Estimated Loss Rates to Actual Losses

Loan performance is reviewed on a monthly basis to determine how loss rate estimates compare to the actual performance of loans.  As part of this monthly review, the processes for calculating and assigning loss rates and Prosper Ratings described in the preceding sections are reassessed to ensure continued accuracy.  The graphs below show the expected versus actual cumulative dollar loss rates by Prosper Rating for PMI Borrower Loans booked from July 13, 2009 through December 31, 2011.  Performance is as of December 31, 2012.   The loss performance is tracked by vintage, meaning each line represents all loans originated in a given period.  PMI only included loans where all loans originated have been outstanding at least 12 months.  In addition, PMI only included data for a point along the x axis if the entire vintage is at least that mature. So although loans originated in October 2011 have 14 months of performance only 12 months of performance are reflected in the graphs below because the December 2011 loans, which are also a part of the 2011 Q4 vintage, have only completed 12 months of performance.

Vintages generally contain enough loan volume for their performance curves to be meaningful.  In order to increase the significance of the curves presented, PMI Borrower Loans originated from July 13, 2009 through December 31, 2010 have been aggregated into annual vintages.  PMI Borrower Loans originated in 2011 are aggregated into quarterly vintages.

Below is a graph that shows cumulative net charge-offs as a percentage of originations across all Prosper Ratings by vintage for PMI Borrower Loans originated from July 13, 2009 to December 31, 2011.

Note: Expectation lines reflect the weighted average expected loss rate across all vintages at the time of origination.  Some of the higher risk observed in the 2011 vintages is a result of increased percentages of higher risk loans being originated during this time period.  The graphs below, which show performance by Prosper Rating, are a better gauge of loss performance relative to the risk-expectations set at the time that the loans were originated.

PMI or Prosper Funding’s participation in funding loans on the platform from time to time has had, and will continue to have, no effect on the income and employment verification process, the selection of loan requests verified or the frequency of income and employment verification.

The graphs below show cumulative net charge-offs for PMI Borrower Loans as a percentage of originations for each Prosper Rating presented by vintage from July 13, 2009 to December 31, 2011.

Note: Expectation lines represent the high end of the estimated loss rate range for each Prosper Rating, except for HR, where the high end of the range is 100% and the expectation curve was set at 24.75% cumulative principal loss.

In aggregate, the 2011 vintages are on track for higher cumulative losses than those experienced for the 2009Q2 and 2010 vintages.  Much of the increase is explained by the fact that the mix of loans originated in 2011 was riskier than the mix of loans originated in 2009 and 2010.  Within rating grades, the majority of vintages and rating grades are performing in-line or better than the associated expectation.  The most material exceptions include: (i) E rated loans throughout 2011 (ii) 2011Q2 loans where the B, D, E and HR rating grades are all performing worse than expectations (iii) D rated loans throughout 2011.

In instances where a material variance relative to expectations exists, analysis is conducted to understand the reason for the variance and the credit policy is adjusted to bring loan losses back in-line with expectations.  For instance, many of the higher risk (D-HR) applicants from 2011 would either be given a worse rating or would not be allowed to post a listing were they to apply for a loan today under the current credit policy.

Variances like the 2011 Q2 variance, where the majority of rating grades are performing worse than expectations, lead to analysis of macro-factors that might be causing the difference.  Examples of macro-factors that might be investigated include: general economic conditions affecting employment in the US, marketing channel-mix used during the vintage’s origination period, marketing messages used during the vintage’s origination period, and loan pricing and line assignment strategies used during the vintage’s origination period.

Please note that the historical performance of PMI Borrower Loans may not be indicative of the future performance of Prosper Funding’s borrower loans.  See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI, the Platform and Prosper Funding and PMI’s Ability to Service the Notes” for more information.

Criteria for Applying for a Second Loan

Borrowers may have up to two loans outstanding at any one time, provided that the aggregate outstanding principal balance of both borrower loans does not exceed the then-current maximum allowable loan amount for borrower loans (currently $25,000, but which may increase to $35,000 in the future).  Any outstanding loan made through the platform is treated as a “loan” for purposes of this two loan limit.  Currently, to be eligible to obtain a second borrower loan while an existing loan is outstanding:

•
Borrowers must be current on their existing borrower loan, and must not have been more than 30 days past due in making their most recent monthly borrower loan payments for a specified number of months (between six and twelve, depending on the borrower’s credit score range at time the existing loan was obtained);

•
Borrowers may not post a listing for a second borrower loan within six to twelve months (depending on the borrower’s credit score range at time the existing loan was obtained) following the date of origination of their existing borrower loan; and

•	Borrower’s credit score must be 600 or more.

Underwriting requirements for borrower loans, including eligibility requirements for second loans, are subject to change from time to time.

Maximum Loan Amount

The maximum loan amount for a listing is determined by the applicant’s Prosper Rating.  The table below shows the maximum loan amount for each Prosper Rating:

Prosper Rating	Maximum Loan Amount (In Dollars)
AA	25,000
A	25,000
B	25,000
C	25,000
D	15,000
E	4,000
HR	4,000

 Borrower Identity and Financial Information Verification

Prosper Funding reserves the right in its member agreements to verify the accuracy of all statements and information provided by borrower members and lender members in connection with listings, commitments and borrower loans.  PMI verifies such information on behalf of Prosper Funding pursuant to the Administration Agreement.  PMI may conduct its review at any time before, during or after the posting of a listing, or before or after the funding of a borrower loan.  If it is unable to verify material information with respect to an applicant or listing, PMI will cancel or refuse to post the listing or cancel any or all commitments against the listing.  PMI may also delay funding of a borrower loan in order to verify the accuracy of information provided by an applicant in connection with the listing, or to determine whether there are any irregularities with respect to the listing.  If PMI identifies material misstatements or inaccuracies in the listing or in other information provided by the applicant, it will cancel the listing or related loan.

PMI verifies the identity of every borrower who obtains a loan through the platform using a combination of documentary and non-documentary methods.  It asks each applicant to submit a copy of her current driver’s license, passport or other government-issued, photo identification card, which are authenticated using third-party reference materials.  In addition, the information contained in the applicant’s credit report is compared with the information contained in the application, and the application information is run through a fraud database.  Finally, PMI requires the applicant to submit bank statements, cancelled checks or other documentary evidence to verify the accuracy of her bank account information.  To the extent any of these processes identify inconsistencies between the information submitted by the applicant and the information contained in another data source, the applicant must submit documentation to resolve the discrepancy to PMI’s satisfaction.  For example, the applicant might be required to submit a recent utility bill to reconcile a discrepancy between the current address listed in her application and the one listed in her credit report.  For the small number of applicants who do not have a current, government-issued photo identification card, PMI may rely on the other screening processes described above to verify their identity.  But PMI obtains and authenticates photo identification from the great majority of applicants, and performs the other processes described above for all borrowers.  If it is unable to verify the identity of an applicant in the manner described above, PMI will cancel the applicant’s listing or pending loan.

In addition to the identity verification processes just described, PMI verifies income and employment information for a subset of applicants based on a proprietary algorithm.  The intention of this algorithm is to identify instances where the applicant’s self-reported income is highly determinative of the applicant’s Prosper Rating.  The algorithm gives greatest weight to the following factors:

•	Prosper Rating;
•	loan amount;
•	stated income; and
•	debt-to-income ratio.

To verify an applicant’s income, PMI requires the applicant to submit a paystub from within the last thirty days and a W-2 or Form 1099 from the prior calendar year.  To verify an applicant’s employment, PMI obtains confirmation from the human resources department of the applicant’s employer, verbally or by email, or phones the main phone number of the applicant’s employer and confirms that it can be connected directly to the applicant’s work number from that main number.

Between July 14, 2009 and December 31, 2012 (based on start time of the applicable bidding period), PMI verified employment and/or income on approximately 43% of the PMI Borrower Loans originated on the platform on a unit basis (16,134 out of 37,707) and approximately 65% of originations on a dollar basis ($147,598,201 out of $228,409,710).  Breaking these numbers down by Prosper Rating:

●
for PMI Borrower Loans with a Prosper Rating of AA, A or B, PMI verified income and/or employment information on approximately 61% of the loans originated on a unit basis (8,179 out of 13,333) and approximately 80% of originations on a dollar basis ($86,019,552 out of $106,865,571);

●
for PMI Borrower Loans with a Prosper Rating of C or D, PMI verified income and/or employment information on approximately 49% of the loans originated on a unit basis (6,738 out of 13,646) and approximately 65% of originations on a dollar basis ($54,282,569 out of $83,646,929); and

●
for PMI Borrower Loans with a Prosper Rating of E or HR, PMI verified income and/or employment information on approximately 11% of the loans originated on a unit basis (1,217 of 10,728) and approximately 19% of originations on a dollar basis ($7,296,081 out of $37,897,210).

Between July 14, 2009 and December 31, 2012, PMI canceled 12% of the loan listings for which it verified employment and/or income information because the listings contained inaccurate or insufficient employment or income information.  PMI will continue to use the same criteria for selecting listings for employment or income verification that it used for PMI Borrower Loans.  In addition, under the Administration Agreement, PMI is required to perform borrower identity and financial information verification services in the manner and to the extent contemplated in this section.  Please note, however, that historical data regarding PMI Borrower Loans may not be indicative of the future characteristics of Prosper Funding’s borrower loans.  See “Item 1A. Risk Factors—Risks Related to the Platform and Prosper Funding and PMI’s Ability to Service the Notes” for more information.

If an applicant fails to provide satisfactory information in response to an income or employment verification inquiry, PMI will (a) request additional information from the applicant, (b) cancel the applicant’s listing or (c) refuse to proceed with the funding of the loan.  Where PMI chooses to verify an applicant’s income or employment information, the verification is normally done after the applicant’s listing has already been posted.  This allows PMI to focus its verification efforts on the listings most likely to fund, and increases the percentage of funded loans that are subject to verification.

When PMI identifies inaccurate employment or income information in an application or listing that has resulted in the applicant obtaining a different Prosper Rating or interest rate for her listing than she would have obtained if she had provided the correct information, PMI cancels the listing. If PMI identifies inaccurate information in a listing that does not trigger cancellation of the listing, it does not update the listing to include the corrected information. Cancellation automatically triggers a notice to the applicant and any lender members who made commitments that the listing has been cancelled, and PMI sends an adverse action notice to the applicant indicating the reasons for cancellation. PMI makes the funds committed by the lender members on the cancelled listing immediately available to them for bidding on other listings.

PMI generally does not verify information included by applicants in their listings other than identity, income and employment information.  Similarly, it does not verify the information in any recommendations from an applicant’s Prosper friends or putative friends and family. PMI derives the applicant’s debt-to-income ratio, or “DTI,” from a combination of the applicant’s self-reported income and information from the applicant’s credit report.  The credit data that appears in listings is taken directly from the applicant’s credit report.  Although applicants may provide proof of homeownership to establish homeownership status, in most instances, homeownership status is derived from the credit report as well.  For example, if the credit report reflects an active mortgage loan, the applicant is presumed to be a homeowner.  Lender members should not rely on unverified information provided by applicants.

PMI is continuously looking for ways to improve the verification procedures in a cost-effective manner in order to increase the repayment performance of loans.  See “Item 1A. Risk Factors—Risks Related to Borrower Default—Information supplied by applicants may be inaccurate or intentionally false. Information regarding income and employment is not verified in many cases” for more information.

Note Repurchase and Indemnification Obligations

The Indenture

Under the Indenture, if a “Repurchase Event” occurs with respect to a Note, Prosper Funding will, at its sole option, either repurchase the Note from the holder or indemnify the holder of the Note for any losses resulting from nonpayment of the Note or from any claim, demand or defense arising as a result of such Repurchase Event. A “Repurchase Event” with respect to a Note means (i) a Prosper Rating different from the Prosper Rating actually calculated by PMI (on behalf of Prosper Funding) was included in the listing for the corresponding borrower loan, as a result of which the interest of the holder in the Note is materially and adversely affected, (ii) a Prosper Rating different from the Prosper Rating that should have appeared was included in the listing for the corresponding borrower loan because either PMI (on behalf of Prosper Funding) inaccurately input data into the formula for determining the Prosper Rating or inaccurately applied the formula for determining the Prosper Rating and, as a result, the interest of the holder in the Note is materially and adversely affected, or (iii) the corresponding borrower loan was obtained as a result of verifiable identify theft on the part of the purported borrower member and a material payment default under the corresponding borrower loan has occurred.

The determination of whether verifiable identify theft has occurred is in Prosper Funding’s sole discretion, and Prosper Funding has the exclusive right to investigate such claims. Prosper Funding may, in its reasonable discretion, require proof of the identify theft, such as a copy of a police report filed by the person whose identify was wrongfully used to obtain the corresponding borrower loan, an identity theft affidavit, a bank verification letter or all of the above. Because Prosper Funding and PMI (on Prosper Funding’s behalf) are the sole entities with the ability to investigate and determine verifiable identify theft, which in turn triggers Prosper Funding’s repurchase and indemnification obligations, a conflict of interest exists. Prosper Funding believes the risk created by this conflict of interest is mitigated by three factors that incent Prosper Funding to vigorously investigate claims of identity theft. First, without the protection offered by its repurchase and indemnification obligations, fewer potential lender members will have the confidence to participate in the platform, limiting the growth and long term profitability of Prosper Funding. Second, the agreements with WebBank include a requirement—and accompanying audit function—to insure that claims of identity theft are thoroughly investigated and accurately reported. Third, California statutes provide severe penalties to victims of identity theft if it is shown that a claim of identity theft was not adequately investigated or was frivolously dismissed. See “Item 1A. Risk Factors—Risks Related to Borrower Default—The fact that PMI has the exclusive right and ability to investigate claims of identity theft in the origination of loans creates a significant conflict of interest between the lender members.”

Prosper Funding is under no obligation to repurchase a series of Notes or indemnify any holder of Notes under the indenture if a correctly determined Prosper Rating fails to accurately predict the actual losses on a borrower loan. In addition, the remedy described above for identity theft only provides protection against identity theft; in no way is it a guarantee of a borrower’s self-reported information (beyond identity) or a borrower’s creditworthiness. See “Item 1A. Risk Factors-- Risks Inherent in Investing in the Notes—Prosper Funding is not obligated to indemnify a Note holder or repurchase any Notes except in limited circumstances.” Prosper Funding expects the incidence of identity fraud on the platform to be low because of the identity verification process. From inception until December 31, 2012, PMI experienced 38 identity fraud cases affecting PMI Borrower Loans. In the cases of identity theft PMI has experienced, it received a police report and identity theft affidavit from the victim evidencing that identity theft had occurred. Please note that historical data regarding PMI Borrower Loans may not be indicative of the future characteristics of Prosper Funding’s borrower loans. See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI, the Platform and Prosper Funding and PMI’s Ability to Service the Notes” for more information.

The Lender Member Registration Agreements

Under Prosper Funding’s lender member registration agreements, Prosper Funding  represents and warrants that (i) if a lender member uses an automated bidding tool or order execution service offered by Prosper Funding, such as Quick Invest, Auto Quick Invest or Premier, to identify Notes for purchase, each Note purchased will conform to the investment criteria provided by the lender member through such tool or service, and (ii) each Note that a lender member purchases from Prosper Funding will be in the principal amount of the bid such lender member placed and will correspond to the borrower loan on which such lender member bid. If Prosper Funding breaches either of these representations and warranties and, as a result, the Note sold to a lender member is materially different from the Note that would have been sold had the breach not occurred or if the lender member would not have purchased the Note at all absent such breach, Prosper Funding will, at its sole option, either indemnify the lender member from any losses resulting from such breach, repurchase the Note or cure the breach, if the breach is susceptible to cure. If PMI breaches any of its other representations and warranties in the lender member registration agreement and such breach materially and adversely affects a lender member’s interest in a Note, Prosper Funding will, at its sole option, either indemnify the lender member, repurchase the affected Note from such lender member or cure the breach. The determination of whether a breach is susceptible to cure is in Prosper Funding’s sole discretion.

Calculation of Repurchase Price and Indemnification Payments

If Prosper Funding elects to repurchase a Note in connection with a Repurchase Event or the breach of a representation or warranty under a lender member registration agreement, the repurchase price will be equal to the principal amount outstanding on the Note as of the date of repurchase and will not include accrued and unpaid interest.  If Prosper Funding elects to provide indemnification in connection with a Repurchase Event or the breach of a representation or warranty under a lender member registration agreement, Prosper Funding will not be required to take any action with respect to any losses suffered until the affected Note is at least one hundred twenty (120) days past due.  For purposes of indemnification, Prosper Funding will calculate the losses resulting from nonpayment of a Note based on the principal amount outstanding on the Note.  If Prosper Funding makes an indemnification payment, Prosper Funding will be entitled to retain any subsequent recoveries that it receives on the affected Note.

Effect on PMI Management Rights

If PFL repurchases any Notes, PMI will concurrently repurchase the related PMI Management Rights for zero consideration.

Historical Performance of PMI Borrower Loans

The performance of borrower loans is a function of the credit quality of borrowers and the risk and return preferences of lender members.  Lender members can choose to pursue a variety of bidding strategies, including strategies that may or may not maximize the return on their investment.  When making commitment decisions, lender members consider applicants’ Prosper Ratings, credit scores, debt-to-income ratios and other credit data and information displayed with listings.   See “Item 1A. Risk Factors—Risks Related to Borrower Default.”

The graph below displays the overall level of delinquency for the PMI Borrower Loan portfolio on a calendar basis.  Loss estimates for the portfolio on a vintage basis may be found in the section “Comparing Estimated Loss Rates to Actual Losses”.  Loans that are more than 30 days past due are considered to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.

The following table presents aggregated information as of December 31, 2012, grouped by Prosper Rating, for all PMI Borrower Loans originated on the platform from July 13, 2009 through December 31, 2012.  With respect to delinquent PMI Borrower Loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of December 31, 2012.

PMI Borrower Loan Originations
July 13, 2009 - December 31, 2012
(as of December 31, 2012)

	Total Loan Originations		Current Loans			1-30 Days Past Due
Prosper Rating	#	Amount	#	Origination Amount	Outstanding Principal	#	Origination Amount	Outstanding Principal
AA	2,585	$26,232,209	1,550	$18,890,831	$14,689,331	8	$55,318	$21,552
A	5,693	52,387,300	3,942	40,880,102	32,070,905	37	323,911	243,690
B	5,329	46,262,956	4,010	36,320,311	29,150,897	84	679,216	565,575
C	5,787	44,817,695	4,141	34,581,771	29,841,831	104	931,493	784,545
D	8,158	52,520,004	4,946	34,853,257	27,868,418	214	1,534,224	1,209,940
E	5,044	21,800,244	2,880	12,339,660	9,186,456	148	685,895	500,360
HR	5,871	20,119,506	3,813	13,157,705	10,709,728	174	646,398	531,394
	38,467	$264,139,915	25,282	$191,023,637	$153,517,566	769	$4,856,455	$3,857,055
	avg loan size:	$6,867
	Percent of total		65.7%	72.3%		2.0%	1.8%

	Paid In Full		31+ Days Past Due			Defaulted 1
Prosper Rating	#	Origination Amount	#	Origination Amount	Outstanding Principal	#	Origination Amount	Net Charged Off Principal
AA	978	$6,847,356	4	$51,525	$39,903	45	$387,180	$276,427
A	1,483	9,398,824	49	507,500	400,012	182	1,276,963	951,181
B	971	7,107,510	84	702,327	572,358	180	1,453,592	1,187,662
C	1,162	6,572,619	116	979,039	865,335	264	1,752,773	1,370,095
D	1,952	9,867,775	219	1,633,141	1,353,868	827	4,631,607	3,790,608
E	1,154	4,765,965	208	905,262	701,682	654	3,103,462	2,661,898
HR	1,057	3,488,917	244	855,331	735,955	583	1,971,154	1,642,309
	8,757	$48,048,968	924	$5,634,125	$4,669,114	2,735	$14,576,731	$11,880,182

percent of total	22.8%	18.2%	2.4%	2.1%		7.1%	5.5%

1	Includes all loans >120 days past due
2
Only includes loans where the bankruptcy notification date is prior to the date the loan became 121 days past due.  If PMI were notified of a bankruptcy after the loan reached 121 days past due, it is included in the "Default due to Delinquency” totals.
		Default due to Delinquency:
		2,394	$10,381,936

		Default due to Bankruptcy2 :
		341	$1,498,245

From July 13, 2009 through December 31, 2012, 38,467 PMI Borrower Loans were originated on the platform with an average original principal amount of $6,867 and an aggregate original principal amount of $264,139,915.  As of December 31, 2012, 65.7% of these loans were current or had not reached their first billing cycle and 22.8% were paid in full, 2.0% were 1 to 30 days past due, 2.4% were more than 30 days past due, and 7.1% had defaulted.  A PMI Borrower Loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy.  Of these 38,467 loans, 5,130 loans, or 13.3%, have been greater than 15 days past due at any time, 4,011 loans, or 10.4%, have been more than 30 days past due at any time, and 3,377 or 8.8%, have been more than 60 days past due at any time.

Of PMI Borrower Loans originated after July 13, 2009, 2,735 have defaulted as of December 31, 2012, equaling a total net defaulted amount of $11,880,182.  Of these 2,735 defaulted loans, the borrowers of 341 loans have filed for bankruptcy, resulting in a net defaulted amount of $1,498,245.

The data in the preceding tables regarding PMI Borrower Loans may not be representative of the loss experience that will develop for Prosper Funding’s borrower loans.  In addition, the data in the preceding tables regarding prepayments may not be representative of the prepayments Prosper Funding expects over time.

The following table presents aggregate information, as of December 31, 2012, regarding the results of PMI’s collection efforts for PMI Borrower Loans originated before July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections	Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	57	$480,054	$29,317	$17,940	45	$218,106	$15,831	$202,275
A	147	827,933	53,578	30,998	120	382,386	23,397	358,989
B	46	347,200	22,611	5,310	39	166,068	4,278	161,790
C	344	3,170,977	209,338	109,857	305	1,807,346	71,265	1,736,081
D	536	3,901,560	261,840	167,066	459	2,075,240	151,310	1,923,930
E	183	1,258,624	88,988	40,063	163	735,268	51,579	683,689
HR	3,214	34,756,301	2,486,362	1,249,513	2940	21,978,431	1,084,210	20,894,221
N/A1	7,299	32,880,426	2,453,439	1,370,905	6653	21,037,083	1,218,616	19,818,467
	11,826	$77,623,076	$5,605,471	$2,991,652	10,724	$48,399,928	$2,620,485	$45,779,443

* This amount excludes collection agency payments that were subsequently returned by the bank.
1 includes loans with Credit Score<640 or insufficient credit data to determine Prosper Rating.

PMI may alter the terms or make principal reductions on some loans, which may include cases where a reduction in the initial interest rate is required by law.  The Servicemembers’ Civil Relief Act requires interest rates to be reduced to 6% while a borrower in the armed forces is on active duty.

The following table presents aggregate information, as of December 31, 2012 regarding the results of PMI's collection efforts for PMI Borrower Loans originated after July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating.

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections	Number of Loans Charged-off	Gross Aggregate Principal Balance of Loans Charged-Off	Gross Amount Recovered on Loans Charged-Off	Net Aggregate Charge-Off
AA	65	$554,478	$36,303	$11,698	45	$276,427	$0	$276,427
A	270	2,034,020	122,036	49,225	182	969,585	18,404	951,181
B	307	2,462,294	160,730	64,647	180	1,199,025	11,363	1,187,662
C	439	3,065,130	212,462	78,538	264	1,390,655	20,559	1,370,095
D	1,179	6,988,713	539,546	282,046	827	3,872,952	82,344	3,790,608
E	976	4,524,208	402,890	212,640	654	2,697,191	35,293	2,661,898
HR	940	3,222,916	281,553	132,046	583	1,670,821	28,512	1,642,309
	4,176	$22,851,758	$1,755,520	$830,840	2,735	$12,076,656	$196,474	$11,880,182

* This amount excludes collection agency payments that were subsequently returned by the bank.

In order to comply with the Servicemembers’ Civil Relief Act, which requires interest rates to be reduced to 6% while a borrower in the armed forces is on active duty, PMI has elected to make “pre-refunds” of the interest differential to the affected borrower for the period of deployment.  The borrower then continues to make their regular payments.  In these cases, PMI has refunded the interest to the borrower from PMI’s own funds and, as a result, the payments received by the applicable lenders are unchanged.

Loan Originations

The following table presents aggregated information about borrowers for PMI Borrower Loans originated over the period from July 13, 2009 to December 31, 2012, grouped by Prosper Rating.

Prosper Rating	Number	Amount	Average Loan Size	Weighted Average Lender Yield	Weighted Average Borrower Rate	Weighted Average Borrower APR
AA	2,585	$26,232,209	$10,148	7.86%	8.86%	9.81%
A	5,693	52,387,300	9,202	10.88%	11.88%	14.27%
B	5,329	46,262,956	8,681	15.94%	16.94%	19.60%
C	5,787	44,817,695	7,745	20.59%	21.59%	24.74%
D	8,158	52,520,004	6,438	24.90%	25.91%	29.26%
E	5,044	21,800,244	4,322	30.03%	31.03%	34.83%
HR	5,871	20,119,506	3,427	30.88%	31.88%	35.69%
Total	38,467	$264,139,915	$6,867	19.01%	20.01%	22.85%

The following table presents aggregated information about borrowers for PMI Borrower Loans originated over the period from July 13, 2009 to December 31, 2012, grouped by Prosper Rating.  The information for each borrower was obtained from a credit reporting agency at the time the borrower’s loan application was submitted.  PMI has not independently verified this information:

Prosper Rating	Average Experian ScorexPlus Score	Average Number of Current Delinquencies	Average Number of Open Credit Lines	Average Number of Total Credit Lines
AA	799	0.05	8.90	26.25
A	752	0.16	8.93	26.25
B	718	0.28	8.47	25.34
C	707	0.35	8.63	26.79
D	694	0.44	8.16	25.77
E	672	0.68	8.31	27.54
HR	688	0.62	8.02	26.65

Please note that historical data regarding PMI Borrower Loans may not be indicative of the future characteristics of Prosper Funding’s borrower loans.  See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI, the Platform and Prosper Funding and PMI’s Ability to Service the Notes” for more information.

Posted Borrower Loan Listings

Once a loan listing is completed by an applicant, the listing is posted on the website and then becomes available for bidding by lender members. A loan listing is a request by the applicant for a borrower loan in a specified amount.

When creating a listing, the applicant may opt for partial funding.  Partial funding means the applicant’s loan does not have to receive bids for 100% of the amount requested to fund, but can be funded if it receives bids for 70% or more of the amount requested.  Each listing indicates whether the applicant has elected partial funding and, if so, the minimum amount of bids required for the loan to fund.  Prosper Funding may change the percentage threshold for partial funding, which is currently set at 70%, from time to time.  Any such change will be disclosed on the website, and will only affect listings created after such change is implemented.

Borrower loans are unsecured obligations of individual borrowers with an interest rate determined by PMI and with a specified loan term, currently set at one, three or five years, but which PMI may in the future extend to between three months to seven years. Applicants may currently request loans within specified minimum and maximum principal amounts (currently, between $2,000 and $25,000, but which may expand to between $500 and $35,000 in the future), which are subject to change from time to time. Borrower loans may be repaid at any time by borrowers without prepayment penalty.  A borrower loan will be made to an applicant only if the applicant’s listing has received bids equal to or exceeding the minimum amount required for the listing to fund.

In addition to the applicant’s requested loan amount, listings include:

•	the interest rate, annual percentage rate and monthly payment amount on the requested loan;

•	the servicing fee lenders must pay;

•	the lender yield percentage (interest rate on the loan, net of the servicing fee);

•	the Prosper Rating and estimated loss rate;

•	the Prosper Score and credit score range;

•	the minimum amount required for the loan to fund and whether the applicant has opted for partial funding;

•	the number of accounts on which the applicant is currently late on a payment, including unpaid derogatory accounts;

•	the total past-due amount the applicant owes on all delinquent and derogatory accounts;

•	the number of 90+ days past due delinquencies on the applicant’s credit report;

•	the number of public records (e.g., bankruptcies, liens, and judgments) on the applicant’s credit report over the last 12 months, and over the last 10 years;

•	the number of inquiries made by creditors to the applicant’s credit report in the last six months;

•	the month and year the applicant’s oldest recorded credit line (e.g., revolving, installment, or mortgage credit) was opened;

•	the total number of credit lines appearing on the applicant’s credit report, along with the number that are open and current;

•	the total balance on all of the applicant’s open revolving credit lines;

•	the applicant’s bankcard utilization ratio, expressed as a percentage, reflecting the ratio of the total balance used, to the aggregate credit limit on, all of the applicant’s open bankcards;

•	whether the applicant owns a home;

•	DTI percentage;

•	the applicant’s self-reported income range, occupation, employment status, and intended use of funds;

•	the amounts and dates of all lender member bids;

•	the applicant’s Prosper friends who have bid on the listing, together with any narrative recommendation from a bidding Prosper friend;

•	the applicant’s group affiliations, if any; and

•
if the applicant previously obtained one or more loans through the platform, a description of such loan activity, including the number and aggregate principal borrowed on such loans, the current outstanding principal balance of any existing loan, the payment history on such loans, and the applicant’s credit score ranges as of the four most recent dates credit reports were obtained on the applicant in connection with the applicant’s listings, with an arrow indicator denoting whether the applicant’s credit score has improved, declined or remained unchanged since the applicant’s most recent loan through the platform.

Part of an applicant’s credit profile displayed in listings is a DTI ratio.  DTI is one measure of the applicant’s ability to take on additional debt.  This number takes into consideration how much debt the applicant has or will have, including the requested loan amount.  DTI is expressed as a percentage and is calculated by dividing the applicant’s monthly debt payments, including the debt resulting from the borrower loan being requested, by the applicant’s monthly income.  Such debt amounts are taken from the applicant’s credit report without verification and exclude monthly housing payments, and the applicant’s income is self-reported and may not be verified by Prosper Funding or PMI.

Listings may include the applicant’s narrative description of why the loan is being requested, and of the applicant’s financial situation.

For PMI Borrower Loans funded between July 13, 2009 and December 31, 2012, borrowers identified their intended use of loan proceeds by unit distribution as follows:

•	debt consolidation (approximately 48%);

•	business use, such as financing their home-based or small businesses (approximately 9%);

•	home improvement (approximately 11%);

•	financing the purchase of an automobile (approximately 4%); and

•	other (approximately 28%).

Applicants typically state the use of funds in a short sentence or clause, such as “Consolidate my credit card debt and be rid of it.”  Please note that historical data regarding PMI Borrower Loans may not be indicative of the future characteristics of Prosper Funding’s borrower loans.  See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI the Platform and Prosper Funding and PMI’s Ability to Service the Notes” for more information.

Loan listings and other borrower information available on the platform or in the sales and listing reports are statements made in connection with the purchase and sale of securities, and are therefore subject to Rule 10b-5 of the Exchange Act as well as the antifraud provisions of the Securities Act.  In general, Section 10b-5 and the antifraud provisions of the Securities Act provide the purchaser of securities with a right to bring a claim against the issuer for damages arising from any untrue statement of material fact or failure to state a material fact necessary to make any statements made by the issuer not misleading.  In this prospectus, Prosper Funding and PMI advise you of the limitations on the reliability of the information provided by applicants with respect to loan listings.  Accordingly, a court could determine that Prosper Funding and PMI have advised you of all material facts regarding the information supplied by applicants and your recourse in the event this information is false or misleading may be extremely limited under the securities laws because you have been so advised.  Alternatively, the SEC or a court could determine that Prosper Funding and PMI have not advised you of all of the material facts regarding an investment in the Notes and PMI Management Rights, which could give you the right to rescind your investment and obtain damages, and could subject Prosper Funding and PMI to civil fines or criminal penalties in addition to any such rescission rights or damages.

How to Bid to Purchase Notes

A bid on a listing is a lender member’s binding commitment to purchase a Note in the principal amount of the lender member’s bid, should the listing receive bids equaling or exceeding the amount required for the listing to fund.  Lender members bid the amount they are willing to commit to purchase a Note dependent for payment on payments Prosper Funding receives on the borrower loan described in the listing.

The bidding period for a listing begins when the listing is posted on the platform and ends either 14 days after posting or on the first date on which the listing has received bids totaling the loan amount requested, whichever is earlier.  Lender members cannot place bids on a listing once its bidding period has ended.  If the applicant opts for partial funding, the bidding period still will not end prior to the end of the 14 day listing period unless the listing has received bids totaling the full amount of the loan requested.

If the listing does not receive bids equal to or exceeding the minimum amount required for the loan to fund by the end of the bidding period, the listing will terminate and will not be funded.  Applicants whose listings expire due to an insufficient amount of bids may post a new listing on the platform, although Prosper Funding has the right under the borrower registration agreement to limit the number of listings a borrower member may post on the platform.

In order to bid on a listing, a lender member must have funds on deposit in his lender member account in at least the amount of the bid.  Once bids are placed, they are irrevocable.  Lender members may not cancel their bids or withdraw the amount of their bids from their accounts unless the bidding period expires without the listing having received bids in the required minimum amount, or unless the listing is withdrawn or cancelled.   See “Item 1. Business—Structure of Lender Member Accounts and Treatment of Lender Member Balances” for more information.

Currently, the minimum amount a lender member may bid is $25, and the maximum amount a lender member may bid is the amount of the requested borrower loan.  The maximum aggregate amount an individual lender member may bid on the platform is currently $25,000,000.  There is no maximum aggregate bid amount for institutional members.  Prosper Funding may change the minimum bid amount or the maximum aggregate bid amounts from time to time.  Depending on the amount of the winning bids at the end of the bidding period, there may be a winning bidder on a listing with a winning bid of less than $25.  But there cannot be more than one partial winning bid on a listing.

A listing that gets funded typically receives bids from many different lender members.  For example, from July 13, 2009 through December 31, 2012, the average aggregate size of a PMI Borrower Loan was approximately $6,867 and the average bid was approximately $81.  Please note that historical data regarding PMI Borrower Loans may not be indicative of the future characteristics of Prosper Funding’s borrower loans.  See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI the Platform and Prosper Funding and PMI’s Ability to Service the Notes” for more information.

Lender members may browse online through available listings displayed on the platform by desired borrower loan amount, yield percentage, Prosper Rating, estimated loss rate, debt-to-income ratio, group or other applicant characteristics.  Alternatively, lender members can use Quick Invest, a loan search tool, to identify loan listings that meet their investment criteria.  A lender member can bid on as many listings as the lender member desires, subject to the aggregate bidding limit.  A lender member can diversify her risk of default if she elects to do so.  It is solely up to the individual lender members to select their bidding method and the credit characteristics that are acceptable to the lender member and to determine a diversification strategy.

Quick Invest

Quick Invest is a loan search tool that allows lender members to identify listings that meet their investment criteria.  A lender member using Quick Invest is asked to indicate (i) the Prosper Rating or Ratings she wishes to use as search criteria, (ii) the total amount she wishes to invest, and (iii) the amount she wishes to invest per Note.  If she wishes to search for Notes using criteria other than, or in addition to, Prosper Rating, she can use one or more of several dozen additional search criteria, such as loan amount, debt-to-income ratio and credit score.  The only criteria a lender member cannot specify in Quick Invest are the listing description and the monthly payment amount.

Quick Invest then compiles a basket of Notes for the lender member’s consideration that meet her search criteria.  If the pool of Notes that meet her criteria exceeds the total amount she wishes to invest, Quick Invest selects Notes from the pool based on how far the listings corresponding to the Notes have progressed through the loan verification process, i.e., Notes from the pool that correspond to listings for which the loan verification process has been completed will be selected first.  If the pool of Notes that meet the lender member’s criteria and for which the loan verification process has been completed still exceeds the amount she wishes to invest, Quick Invest selects Notes from that pool based on the principle of first in, first out, i.e., the Notes from the pool with the corresponding listings that were posted on the platform earliest will be selected first.  If the pool of Notes that meet the lender member’s specified criteria exceeds the amount she wishes to invest, but the subset of that pool for which the loan verification process has been completed does not equal the amount she wishes to invest, Quick Invest selects all of the Notes that correspond to listings for which the loan verification has been completed and makes up the difference by selecting Notes from the remaining pool on a first in, first out basis.  To the extent available Notes that meet the lender member’s criteria are insufficient to fill her order, the lender member is advised of this shortfall and given an opportunity either to reduce the size of her order or modify her search criteria to make her search more expansive.

If the lender member’s search criteria included multiple Prosper Ratings, Quick Invest divides her basket into equal portions, one portion representing each Prosper Rating selected, and then attempts to fill each portion in the manner just described.  To the extent there are insufficient Notes available with a particular Prosper Rating to fill that portion of the lender member’s basket, Quick Invest attempts to make up the deficit by including additional Notes with the other Prosper Ratings selected in equal proportions. To the extent available Notes with these other Prosper Ratings are still insufficient to fill the lender member’s order, the lender member is advised of this shortfall and given an opportunity either to reduce the size of her order or to modify her search criteria to make her search more expansive.

For example, if a lender member using Quick Invest indicated that she wished to invest a total of $600 in Notes with a Prosper Rating of B, C or D, Quick Invest would first attempt to fill her order with equal portions of B, C and D Notes ($200 – B; $200 – C; $200 – D).  If there were only $100 of D Notes available, the search tool would attempt to increase the allocation of B and C Notes from $200 to $250 ($250 – B; $250 – C; $100 – D).  If there were $250 of B Notes available but only $200 of C Notes available, the search tool would then attempt to make up the remaining gap by increasing the allocation of B Notes from $250 to $300 ($300 – B; $200 – C; $100 – D). But if there were only $275 worth of B Notes available, the lender member would be given the choice of expanding her search criteria or reducing the total size of her order from $600 to $575.  If she elected to reduce the size of her order, her final order would consist of $575 of Notes: $275 of B Notes, $200 of C Notes and $100 of D Notes.

The Auto Quick Invest feature allows lender members (i) to have Quick Invest searches run on their designated criteria automatically each time new listings are posted on the platform, and (ii) to have bids placed automatically on any Notes identified by each such search.  As with a lender making manual bids, a lender member using Quick Invest is not permitted to place a bid unless the funds in her account are sufficient to cover the bid, and funds will only be debited from her account if and when her bid is successful.

Since it was first implemented in July 2011, the Quick Invest tool has experienced errors that affected 6,043 PMI Notes out of the 2,235,941 PMI Notes purchased. Of the affected lenders and PMI Notes, 600 lenders and 2,053 PMI Notes were affected by the erroneous selection by Quick Invest of all possible search criteria; 28 lenders and 2,517 PMI Notes were affected by the erroneous use of inactive searches to purchase PMI Notes; 23 lenders and 96 PMI Notes were affected by an error that resulted in a search identifying every listing’s Prosper Score as a 10 (the best rating), regardless of the actual Prosper Score; 160 lenders and 1,209 PMI Notes were affected by an error that resulted in lenders who had multiple searches with overlapping criteria bidding on the same listing more than once even though the lender had also selected an option that was supposed to preclude them from investing in the same listing more than once; and 42 lenders and 168 PMI Notes were affected by a server failure that resulted in Quick Invest bidding on the same listing more than once.  Please note that historical data regarding PMI Notes may not be indicative of the future characteristics of Prosper Funding’s Notes.  See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI the Platform and Prosper Funding and PMI’s Ability to Service the Notes” for more information.

In the event of any errors in Quick Invest that cause a lender to purchase a Note that such lender would not otherwise have purchased or that differs materially from the Note such lender would have purchased had there been no error, Prosper Funding will either repurchase the Note, indemnify the lender against losses suffered on that Note or cure such error.

Setting Interest Rates

PMI has an interest rate committee which meets regularly to set interest rates for all borrower loans.  These rates are set forth in a rate table, which is posted at www.prosper.com.  The table specifies a range of interest rates for all borrower loans, based on Prosper Rating, loan term and the number of prior loans a borrower has obtained through the platform.  Additional factors, such as group affiliations, competitive conditions and the general economic environment affect the specific interest rate within a specified range that a borrower receives.  The yield percentage on each series of Notes is equal to the interest rate on the related borrower loan, minus a servicing fee, currently set at 1% per annum of the outstanding principal balance of the corresponding borrower loan prior to applying the current payment.  Prosper Funding may increase the servicing fee to no more than 3% per annum if its servicing costs increase or to reflect changes to the market rate for servicing similar assets.  Any change to the servicing fee will only apply to Notes offered and sold after the date of the change.

The interest rate committee meets on at least a monthly basis, but may meet more frequently as changes in market conditions and the general economic environment dictate.  At each meeting, the committee reviews the interest rate table and makes adjustments to it the extent the committee deems necessary.  The factors besides Prosper Rating that the committee takes into consideration in updating the table, as well as the weight the committee accords each such factor, may change from time to time.

The interest rate table currently in effect is set forth below.  In addition, the interest rate for each loan listing, as well as the yield percentage for the corresponding Notes, is included in the listing report filed for that listing.  This information is also included in the listing itself when it is posted on www.prosper.com.  In addition, the current interest rate table is posted on www.prosper.com.

Prosper	Loan	Borrower Rate
Rating	Term (yrs)	Min	Max
AA	1	5.65%	7.04%
AA	3	5.50%	8.49%
AA	5	5.69%	8.69%

A	1	7.35%	9.81%
A	3	9.24%	12.99%
A	5	9.49%	13.34%

B	1	10.33%	12.79%
B	3	13.59%	16.79%
B	5	14.19%	18.19%

C	1	13.23%	16.94%
C	3	17.34%	21.59%
C	5	18.74%	23.19%

D	1	17.30%	20.64%
D	3	21.99%	25.66%
D	5	23.59%	27.36%

E	1	21.27%	24.43%
E	3	26.39%	30.06%
E	5	28.09%	30.96%

HR	3	30.79%	31.77%

Purchase of Notes by Prosper Funding, PMI or Related Parties

From time to time, Prosper Funding or PMI may bid on listings and each may hold any Notes purchased as a result of such bids for its own account.  Any bid on a loan by Prosper Funding or PMI will be made public in the same manner in which bids by other bidders on a particular listing are made public.  In addition, loans upon which Prosper Funding or PMI bid will be identified to other bidders through the use of a special symbol and a user profile that are intended to make it clear that Prosper Funding or PMI is bidding on a particular listing.

Prosper Funding and PMI will participate in bidding on the listings under the same terms and conditions and through the use of the same information that is made available to other lender members on the platform.  In some cases, Prosper Funding or PMI’s bidding on a listing may cause it to fund, and in some cases, fund faster, than it would fund in the absence of such bid.  The amount that Prosper Funding or PMI may choose to bid on any particular listing may vary significantly and Prosper Funding and PMI each reserve the right to bid up to the entire amount of a listing.

Some of Prosper Funding or PMI’s executive officers, directors and 5% shareholders have bid on listings and purchased PMI Notes from time to time in the past, and may purchase Notes in the future.  As of December 31, 2012, these individuals had purchased $4,135,150 in PMI Notes or loans.  These PMI Notes and loans were obtained on the same terms and conditions as those obtained by other lender members.  However, as certain of these executive officers and directors, by virtue of their duties as employees, officers or directors of Prosper Funding and PMI, have access to information not available to the general population of lender members, Prosper Funding and PMI have adopted the following procedures to prevent or detect the improper use of non-public information in bidding activities by any of their respective officers and directors:

•	PMI’s corporate policies, distributed to all employees, prohibit an employee’s use of non-public information and any violation of this policy is grounds for immediate termination.

•
Security features that limit access to data only to that needed to perform particular employee job functions. These limitations are defined by “security group,” which corresponds to both job title and function and the number of PMI’s employees that have access to such non-public information on a “bulk” or “query” basis is extremely limited.

•	In addition to prevention efforts, Prosper Funding and PMI have developed an audit process that identifies and investigates bidding and funds transfer activities that are classified as “suspicious.”

Structure of Lender Member Accounts and Treatment of Lender Member Balances

Prosper Funding maintains a pooled account at Wells Fargo Bank, N.A. to hold the funds of lender members.  This account is titled “Prosper Funding LLC for the benefit of its lender members” and is referred to as the “FBO account.”  In order to bid on listings, a lender member must have sufficient funds in the FBO account.  A lender member can transfer funds into the FBO account by authorizing an electronic transfer using the Automated Clearing House, or ACH, network from the lender member’s designated and verified bank account to the FBO account.  All payments to fund purchases of Notes are made by deposit into the FBO account.  Upon request by the lender member, Prosper Funding will transfer lender member funds in the FBO account to the lender member’s designated and verified bank account by ACH transfer, provided such funds are not already committed to the future purchase of Notes.

Prosper Funding divides the FBO account into sub-accounts for each lender member.  These sub-accounts allow Prosper Funding to track and report for each lender member the funds the lender member has transferred into and out of the FBO account, the funds the lender member has committed to purchase Notes, and the payments the lender member has received on outstanding Notes.  Each lender member’s sub-account is referred to as his or her “lender member account.”  Lender members have no direct relationship with Wells Fargo Bank by virtue of having a lender member account or participating on the platform.

The FBO account is FDIC-insured on a “pass through” basis to the individual lender members, subject to applicable limits. This means that each lender member’s balance is protected by FDIC insurance up to the aggregate per person limit established by the FDIC.  Other funds the lender member has on deposit with the same institution where the FBO account is maintained may count against the FDIC insurance limits for that member.  Prosper Funding will always maintain the FBO account with an FDIC member financial institution.  Funds of a lender member may stay in the FBO account indefinitely and do not earn interest.  Prosper Funding never commingles its assets or any assets of PMI with the assets in the FBO account.

Borrower Loan Funding and Purchases; Sale of Notes

Once the bidding period for a listing ends, if the listing has received bids from lender members equal to or exceeding the minimum amount required to fund, the funding of the corresponding borrower loan and the sale of the Notes to the lender members who bid on the listing will proceed.

Applicants execute an electronic borrower registration agreement at the time they post a listing on the platform.  After expiration of the bidding period for the listing and satisfactory completion of the pre-funding verification process, the applicant executes an electronic promissory note in favor of WebBank in an amount equal to the total amount of winning bids.  WebBank then electronically endorses the promissory note to Prosper Funding and sells and assigns the promissory note to Prosper Funding without recourse. The promissory note and the borrower registration agreement contain customary agreements and covenants requiring the applicants to repay their loans and describing the process of posting listings and obtaining loans through the platform.

WebBank funds all loans originated on the platform, and PMI disburses the loan proceeds on WebBank’s behalf to the borrower.  Each borrower authorizes the loan proceeds to be disbursed by ACH transfer into the borrower’s designated bank account or to a merchant in satisfaction of a purchase of goods and/or services from that merchant.

Borrowers pay an origination fee out of the proceeds of the loan at the time of funding.  As of December 31, 2012, origination fees on PMI Borrower Loans were as follows:

Prosper Rating	1 Year Loan	3 Year Loan	5 Year Loan
AA	0.50%	1.95%	4.95%
A	1.95%	3.95%	4.95%
B	2.95%	4.95%	4.95%
C - HR	3.95%	4.95%	4.95%

The origination fees are charged by WebBank, and PMI receives payments from WebBank equal to the origination fees as compensation for its loan origination activities on WebBank’s behalf.

Lender members know only the screen names, and do not know the actual names, of applicants.  The actual names and mailing addresses of the applicants are known only to Prosper Funding, PMI and WebBank.  Prosper Funding maintains custody of the electronically-executed promissory notes evidencing borrower loans as well as the Notes and PMI Management Rights in electronic form on the platform.

When Prosper Funding issues and sells a Note to a lender member, PMI registers the Note in the name of the lender member on Prosper Funding’s books and records.  For each loan originated on the platform, PMI transfers the principal amount of the Notes corresponding to that loan from the FBO account to WebBank.  This transfer represents the payment (i) by the lender members who have agreed to purchase the Notes to Prosper Funding of the purchase price for the Notes, and (ii) by Prosper Funding to WebBank of the purchase price for the corresponding loan.  WebBank is the lender for all borrower loans, which allows the platform to be available on a uniform basis to borrowers throughout the United States.

Borrower members are able to use the loan proceeds for any purpose other than (i) buying, carrying or trading in securities or buying or carrying any part of an investment contract security or (ii) paying for postsecondary educational expenses (i.e., tuition, fees, required equipment or supplies, or room and board) at a college/university/vocational school, as the term “postsecondary educational expenses is defined in Bureau of Consumer Finance Protection Regulation Z, 12 C.F.R. § 1026.46(b)(3), and they warrant and represent that they will not use the proceeds for any such purposes.

Loan Servicing and Collection

Prior to February 1, 2013, PMI owned the platform and performed all of the activities described in this section on its own behalf.  After February 1, 2013, Prosper Funding owns the platform, but PMI continues to perform the activities described in this section on behalf of Prosper Funding pursuant to the Administration Agreement.  In general, any actions described below that Prosper Funding takes in servicing the borrower loans or Notes may be taken on Prosper Funding’s behalf by PMI acting as its agent.

Under the Administration Agreement, PMI causes borrowers to make payments on borrower loans into a specific account and/or to deliver collections of such payments into such account (called the “Deposit Account”) maintained by Prosper Funding but held by the Indenture Trustee under the Indenture.  Under the Indenture, Prosper Funding removes from the Deposit Account (or instructs the Indenture Trustee to remove from the Deposit Account) the servicing fees described herein and deposits the same in a separate Prosper Funding account from which PMI is paid certain fees due to it on a monthly basis under the Administration Agreement.  Also under the Indenture, after removal from the Deposit Account of the servicing fees described herein, Prosper Funding moves funds from the Deposit Account to the FBO Account in order to make payments on the Notes.  On Notes, the payment dates fall on the sixth business day after the due date for each monthly installment of principal and interest on the corresponding borrower loan, but interest accrues on the Notes only through the relevant payment date for the related borrower loan. The stated interest rate on each Note is the lender yield percentage set forth in the loan listing.  The yield percentage is the loan interest rate net of the servicing fee.

 Prosper Funding subtracts a servicing fee from every loan payment it receives.  The amount of the servicing fee with respect to a particular payment is calculated by (a) multiplying the applicable annual servicing fee rate by a fraction, the numerator of which is equal to the number of days since the borrower’s last payment (or, in the case of the borrower’s first payment, since the date on which the relevant loan was funded) and the denominator of which is 365, and (b) multiplying the product obtained by the outstanding principal balance of the loan prior to applying the current payment.  The rate of Prosper Funding’s annual servicing fee is currently set at 1.0% per annum of the outstanding principal balance, but Prosper Funding may increase that in the future to a rate greater than 1% but less than or equal to 3% per annum.  Any change to Prosper Funding’s servicing fee will only apply to Notes offered and sold after the date of the change.

To the extent Prosper Funding does not receive the anticipated payments on a borrower loan on or before any loan payment date, it will not make any payments on the Notes related to that borrower loan on the corresponding Note payment date, and a holder of a Note does not have any rights against Prosper Funding or the borrower in respect of the Note or the corresponding borrower loan in relation to any delay in collections and Note payments or for shortfalls in accrued Note interest that result then or in relation to the final maturity of the Note.  Each holder’s right to receive principal and interest payments and other amounts in respect of that Note is limited in all cases to the holder’s pro rata portion of the amounts Prosper Funding timely receives on the corresponding borrower loan, including without limitation, all payments or prepayments of principal and interest, subject to servicing fees and other charges and other fees retained by Prosper Funding or by a third party, as set forth in the following chart.  Prosper Funding’s current collection agencies charge collection fees from 17.0% to 40.0% of the amount recovered, in addition to any legal fees incurred in the collection effort, up to the “total amount delinquent.”

The following table summarizes the fees that Prosper Funding charges and how these fees affect lender members:

Description of Fee Charged by Prosper Funding	Fee Amount	When Fee is Charged	Effect on Lender Member

Prosper Funding Borrower Payment Dependent Notes

Servicing fee
Annualized rate currently set at 1% per annum of outstanding principal balance, but which Prosper Funding may increase in the future to an amount greater than 1% but less than or equal to 3% per annum.  Any change to the servicing fee will only apply to Notes offered and sold after the date of the change. The servicing fee percentage is disclosed in all loan listings.
		The servicing fee is payable on all payments received by Prosper Funding on borrower loans, including, without limitation, partial payments.	The servicing fee will reduce the effective yield below the interest rate on the borrower loan. This reduction is reflected in the yield percentage included in each listing.

Non-sufficient funds fee	$15, unless a lesser amount is required by applicable law.	First failed payment for each billing period.	Prosper Funding retains 100% of the non-sufficient funds fees to cover its administrative expenses.

Late payment fee	Equal to greater of 5% of the unpaid installment amount or $15, unless a lesser amount is required by applicable law.	After 15-day grace period, Prosper Funding assesses a late fee. The late payment fee is charged only once per payment period.	Any late payment fees Prosper Funding receives are paid to the lender members, subject to deductions for Collection Charges and Servicing Fees.

Collection Charges
Prosper Funding’s current collection agencies charge collection fees from 17.0% to 40.0% of the amount recovered up to the “total amount delinquent,” plus any legal fees incurred in the event legal action is taken to collect a loan.  The collection fees vary depending upon the collection agency used.

A borrower loan that becomes past due may be referred to a collection agency. Collection charges and any related legal fees are only charged if delinquent amounts are collected.

Prosper Funding’s servicing fee is also deducted from the net payments it receives as a result of any collection efforts on a delinquent borrower loan.

Lender members will not receive any collection fees a third-party collection agency charges, which fees will be retained by the party charging the fees as additional servicing compensation.

The collection fees and any related legal fees will be deducted from any borrower loan payments Prosper Funding receives. These fees will reduce the lender member’s effective yield, and are not reflected in the yield percentage shown on the listing.

Loan modification fees	Prosper Funding will not charge a fee for restructuring a borrower loan.
PMI may work with the borrower to structure a new payment plan in respect of the borrower loan without the consent of any holder of the Notes corresponding to the borrower loan. This generally would only occur in lieu of bankruptcy or a similar proceeding.
Not applicable.

 Prosper Funding discloses borrowers’ payment performance on loans to the relevant lender members on its website and also reports such information to consumer reporting agencies. Prosper Funding keeps lender members informed of the delinquency status of borrower loans corresponding to this Notes by identifying delinquent loans on its website as “1 month late,” “2 months late,” “3 months late,” or “current.”  Borrower loans that become more than 120 days overdue are charged off and designated as such on the website.  Through their online Prosper Funding account, lender members are able to monitor the borrower loans corresponding to their Notes, but cannot participate in or otherwise intervene in the collection process.

Late payment performance is an early indicator of charge off probability.  Of all PMI Borrower Loans originated between July 13, 2009 and December 31, 2012, 10.4% have been greater than 30 days past due at any time and 8.8% have been greater than 60 days past due at any time.  As of December 31, 2012, 4,176 or 10.9% of all PMI Borrower Loans originated between July 13, 2009 and December 31, 2012 have been referred to a collection agency for collection proceedings.  On average, through December 31, 2012, PMI Note holders have received $199, net of collection fees, on such PMI Borrower Loans.  In addition, of the 4,176 PMI Borrower Loans referred to a collection agency, a total of 2,735 or 65% of such loans have been charged off.

Of all PMI Borrower Loans originated between November 2005 and July 12, 2009, 42.6% have been greater than 30 days past due at any time and 40.4% have been greater than 60 days past due at any time. As of December 31, 2012, 11,826 or 40.8% of all PMI Borrower Loans originated between November 2005 and July 12, 2009 have been referred to a collection agency for collection proceedings. On average, through December 31, 2012, PMI lender members have received $253, net of collection fees, on such PMI Borrower Loans.  In addition, of the 11,826 PMI Borrower Loans referred to a collection agency, a total of 10,724 or 90.7% of such loans have been charged off.

Please note that historical data regarding PMI Borrower Loans and PMI Notes may not be indicative of the future characteristics of Prosper Funding’s borrower loans and notes.  See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI the Platform and Prosper Funding and PMI’s Ability to Service the Notes” for more information.

If a borrower dies while a borrower loan is in repayment, Prosper Funding requires the executor or administrator of the estate to send a death certificate to Prosper Funding.  Depending on the size of the estate and the other liabilities thereof, Prosper Funding may not be able to recover the outstanding amount of the loan.  If the estate does not include sufficient assets to repay the outstanding borrower loan in full, or allocates its assets to other liabilities, Prosper Funding will treat the unsatisfied portion of that borrower loan as charged off with zero value.  In addition, if a borrower dies near the end of the term of a borrower loan, it is unlikely that any further payments will be made on the Notes corresponding to such borrower loan, because the time required for the probate of the estate may extend beyond the final maturity date of the Notes.

When Prosper Funding receives notice of a borrower bankruptcy filing, it ceases all automatic monthly payments on the borrower loan and defers any other collection activity, as required by law.  The status of the borrower loan, which the relevant lender members may view through their online Prosper Funding accounts, switches to “bankruptcy.”  Prosper Funding then determines whether it has a basis to object to the inclusion of the debt in any bankruptcy action (e.g., based on the time between loan origination and bankruptcy filing).  If the proceeding is a Chapter 7 bankruptcy filing seeking liquidation, Prosper Funding attempts to determine if the proceeding is a “no asset” proceeding, based on instructions it receives from the bankruptcy court.  If the proceeding is a “no asset” proceeding, Prosper Funding takes no further action and assumes that no recovery will be made on the borrower loan.

In all other cases, Prosper Funding files a proof of claim involving the borrower.  The decision to pursue additional relief beyond the proof of claim in any specific matter involving a borrower will be entirely within Prosper Funding’s discretion and will depend upon certain factors including:

•	if the borrower used the proceeds of the loan in a way other than that which was described in the listing;

•	if the bankruptcy is a Chapter 13 proceeding, whether the proceeding was filed in good faith and if the proposed plan reflects a “best effort” on the borrower’s behalf; and

•	Prosper Funding’s view of the costs and benefits to it of any proposed action.

 Note Trader Platform

Lender members may not transfer the Notes except through the Note Trader platform operated and maintained by FOLIOfn Investments, Inc., a registered broker-dealer.  The Note Trader platform is an internet-based trading platform on which lender members may offer the Notes for sale or bid on and purchase Notes offered for sale by other lender members.  Lender members must first establish a brokerage relationship with FOLIOfn Investments, Inc. before using the Note Trader platform.  In this section, lender members who have established such brokerage relationships are referred to as “subscribers.”  Only transactions involving the sale of previously-issued Notes will be effected through the Note Trader platform; the Note Trader platform will not handle any aspect of transactions involving the initial offer and sale of Notes by Prosper Funding.

Subscribers who sell Notes on the Note Trader platform will be subject to transaction fees charged by FOLIOfn Investments, Inc.  The transaction fee is currently equal to one percent of the sale price of the Note sold.

Neither Prosper Funding nor PMI is a registered national securities exchange, securities information processor, clearing agency, broker, dealer or investment adviser.  All securities services relating to the Note Trader platform are provided by FOLIOfn Investments, Inc.  Neither Prosper Funding, nor PMI nor FOLIOfn Investments, Inc. will make any recommendations with respect to transactions on the Note Trader platform.  There is no assurance that lender members will be able to establish a brokerage relationship with FOLIOfn Investments, Inc.  Furthermore, Prosper Funding cannot assure subscribers that they will be able to sell Notes they offer for sale through the Note Trader platform at the offered price or any other price, nor can Prosper Funding offer any assurance that the Note Trader platform will continue to be available to subscribers.

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

Creation of Note Listings.  Subscribers may offer one or more of their Notes for sale on the Note Trader platform by creating and posting a “Note listing.”  Subscribers may offer to sell any or all of the Notes they own and may offer to sell more than one Note at the same time.  When posting a Note listing, the subscriber will designate a minimum sale price the subscriber is willing to receive for the Note.

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

Display of Note Listings.  Note listings will be displayed for auction on the Note Trader platform, and include the selling subscriber’s screen name, the offered sale price of the Note, the interest rate on the Note, the remaining term of the Note, and the yield to maturity that corresponds to the offered sale price.  Note listings will also include the repayment status of the borrower loan corresponding to the Note (i.e., current or delinquent), the payment history on the borrower loan and the next scheduled payment on the Note.  In addition, Note listings will include the remaining duration of the Note listing, the number of bids, and whether the Note listing has an automatic sale feature.

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

Bidding on Note Listings.  Only registered subscribers are eligible to bid for and purchase Notes listed for sale on the Note Trader platform.  Subscribers may bid for and purchase one or more Notes from selling subscribers.  As with bidding on loan listings, subscribers who bid on Note listings must have funds on deposit in the subscriber’s funding account in at least the aggregate amount of the subscriber’s bids. Subscribers are prohibited from withdrawing amounts from the subscriber’s funding account to the extent any such withdrawal would reduce the balance below the aggregate amount of the subscriber’s pending bids on loan listings and Note listings.  Subscribers are not eligible to bid on their own Note listings.

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

Upon the selling subscriber’s receipt of the final net sale proceeds, the Note is sold, transferred and assigned by the selling subscriber to the winning bidder without recourse.  All further payments made on the Note following settlement of the sale will be credited to the account of the purchasing subscriber.  The purchasing subscriber may retain ownership of the Note for the remainder of its term, or list the Note for sale on the Note Trader platform.  The electronic original Note is retained by Prosper Funding, as servicer of the Note, for the remaining term of the Note.

Information About Prosper Funding and Prosper Marketplace, Inc.

About PMI

PMI developed the platform and, until February 1, 2013, owned the proprietary technology that makes operation of the platform possible. On February 1, 2013, PMI transferred the platform to Prosper Funding, giving Prosper Funding the right to operate the peer-to-peer online credit platform to originate and service borrower loans and Notes.  PMI owns and did not transfer to Prosper Funding ownership of the computer hardware that PMI uses to develop, update, maintain and operate the platform (including the website), produce and record or register loans and Notes, process and record the origination of loans, the acquisition thereof by Prosper Funding, funds transfers in relation to loans and collections on loans, the issuance and transfer of Notes, funds transfers in relation to purchases of and payments on Notes, and which PMI uses to store, backup and manage the information and data used and generated by the platform (such as in relation to the preparation of reports). PMI is a party to agreements with third parties relating to (i) the hosting and maintenance of servers and other computer and communications equipment used by PMI in relation to all of the foregoing aspects of the development, updating of, maintenance and operation of the platform and the provision of related customer support services, (ii) the backup, offsite storage and protection of all information and data produced and used by PMI in relation to all of the foregoing aspects of the development, updating of, maintenance and operation of the platform and the performance by it of all related services, and (iii) maintenance of the integrity, functionality and security of the platform from cyber-attacks and similar threats, which agreements PMI did not assign to Prosper Funding.

About Prosper Funding

Prosper Funding has been organized and is operated in a manner that is intended (i) to minimize the likelihood that it will become subject to a voluntary or involuntary bankruptcy or similar proceeding, and (ii) to minimize the likelihood that it would be substantively consolidated with PMI in the event of PMI’s bankruptcy and thus have its assets subjected to claims of PMI’s creditors. Prosper Funding and PMI believe they have achieved this by imposing through Prosper Funding’s organizational documents and covenants in the indenture certain restrictions on Prosper Funding’s activities and certain formalities designed to reinforce Prosper Funding’s status as a distinct entity from PMI. In addition, under the Administration Agreement, PMI has agreed, in its dealings with Prosper Funding and with third parties, to observe the “separateness covenants” described below as they relate to Prosper Funding.

Prosper Funding and PMI have entered into the Administration Agreement, pursuant to which PMI has agreed to provide certain administrative services relating to the platform. The Administration Agreement between Prosper Funding and PMI contains a license granted by Prosper Funding to PMI that entitles PMI to use the platform for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement relating to corporate administration, loan platform services, loan and note servicing and marketing, and (ii) PMI’s performance of its duties and obligations to WebBank in relation to loan origination and funding. The license is terminable in whole or in part in relation to failure by PMI to pay the licensing fee or the termination of PMI as the provider of some or all of the aforementioned services.

Business Strengths

Prosper Funding and PMI believe that the following business strengths differentiate them from competitors and are key to the success of their respective businesses:

Scalable Operating Infrastructure: The platform allows Prosper Funding to economically acquire and service borrower loans and Notes, and allows WebBank to efficiently originate and fund such loans.  This platform is both flexible and highly scalable;

Proprietary Risk Management Capabilities:  PMI is the only company that has developed a proprietary risk model based on P2P specific performance data, which allows PMI to accurately gauge the riskiness of applicants and allows lender members to earn attractive risk adjusted returns;

Unique Regulatory Structure:  Prosper Funding has been organized and will be operated in a manner that is intended to minimize the likelihood that it will become subject to a bankruptcy proceeding and to minimize the likelihood that it would be substantively consolidated with PMI in the event of PMI’s bankruptcy.  In addition, Prosper Funding has successfully registered its continuous public offering of Notes, which allows it to create micro securities backed by consumer loans.  This organizational structure and registration process was expensive and time consuming to achieve and is not easily duplicated by competitors;

Management Team:  Prosper Funding and PMI have respective management teams with experience in a broad set of areas that are essential to the operation of a P2P business.  These areas include but are not limited to risk management, fraud detection, loan servicing operations, technology development, data management, financial controls, securities regulation, compliance, customer management and website development;

Open access:  Prosper Funding allows individuals with a wide range of credit characteristics to apply for loans; and

Transparency and data availability:  By making all transactions on the platform visible and available electronically for analysis, Prosper Funding allows its members to better understand its marketplace and make better decisions about their activity.

Corporate History

Prosper Funding was formed in the State of Delaware in February 2012. Its principal executive offices are located at 111 Sutter Street, 22nd Floor, San Francisco, California 94104.  Its telephone number at that location is (415) 593-5479.  Its website address is www.prosper.com.  The information contained on Prosper Funding’s website is not incorporated by reference into this annual report.

PMI was incorporated in the State of Delaware in March 2005.  Its principal executive offices are located at 111 Sutter Street, 22nd Floor, San Francisco, California 94104.  PMI’s telephone number at that location is (415) 593-5400.

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

Marketing

PMI’s marketing efforts are designed to attract individuals and institutions to the platform, to enroll them as members and to have them understand and utilize the services for borrowing or investing in Notes on the platform.  Prosper Funding and PMI believe there are significant opportunities to increase the number of members who use the platform through additional marketing initiatives.  For example, such marketing initiatives may, but will not necessarily, include e-mail campaigns, presentations and paid search advertisements.  PMI employs a combination of paid and unpaid sources to market the platform.  PMI also invests in public relations to build its brand and visibility.  PMI is constantly seeking new methods to reach more potential members.

PMI attracts members to the platform in a variety of ways, including advertising, search engine results and word-of-mouth referrals.  In addition, PMI and the platform have been featured in a variety of media outlets, including television and print media.

PMI continuously measures website visitor-to-member conversion.  It tests graphics and layout alternatives in order to improve website conversion.  It also seeks to customize the website to members’ needs whenever possible.  PMI carefully analyzes visitor website usage to understand and overcome barriers to conversion.

From time to time, PMI or Prosper Funding may conduct special promotions to increase the participation of existing members on the platform or to attract new members.  These promotions could include offering special incentives for registering as a lender or a borrower, posting a loan listing, moving money onto the platform, placing bids on loan listings or successfully bidding on a loan listing.  The incentives could include cash bonuses or rebates or fee discounts or waivers.  These promotions may be offered to all customers for all products or could be restricted to particular products or types of customers.  For example, PMI or Prosper Funding could conduct a special promotion to attract customers who come to www.prosper.com through a marketing partnership it has with another company.

For the twelve months ended December 31, 2012 and 2011, PMI spent approximately $5.7 million and $2.0 million, respectively, on marketing.  Prosper Funding expects to spend similar amounts in the future.  Each marketing effort is measured, analyzed and optimized to improve scale and efficiency in each channel.  Through optimization of targeting efforts Prosper Funding and PMI will shift marketing costs to efficient channels to balance the mix of growth and efficiency in marketing activities in subsequent quarters.

Technology

The system hardware for the platform, which is owned by PMI, is located in a hosting facility in San Francisco, California, owned and operated by Rincon 365 Borrower, LLC under an agreement that expires in August 2014.  Generally, unless PMI or Rincon 365 Borrower, LLC delivers a termination notice, the agreement is automatically renewable for three year terms.  The facility provides around-the-clock security personnel, video surveillance and biometric access screening and is serviced by onsite electrical generators and fire detection and suppression systems.  The facility has multiple interconnects to the Internet, and Internap Network Services Corporation is the Internet service provider for the platform.  It also maintains off-site backups at a secure, Tier 1 data center in Las Vegas, Nevada.  It backs up all customer data daily and replicates this data offsite via an encrypted connection.

PMI owns all of the hardware deployed in support of the platform.  PMI continuously monitors the performance and availability of the platform.  The infrastructure is scalable and utilizes standard techniques such as load-balancing and redundancies.

The platform utilizes proprietary accounting software to process electronic cash movements, record book entries and calculate cash balances in members’ funding accounts.  PMI processes electronic deposits and payments by originating ACH transactions.  This software puts these transactions in the correct ACH transaction data formats and makes book entries between individual members’ accounts using a Write-Once-Read-Many (WORM) ledger system.

Prosper Funding has entered into a back-up servicing agreement with CSC Logic, Inc., a loan servicing company that is willing and able to transition servicing responsibilities in the event that Prosper Funding and/or PMI are no longer able to service the borrower loans.  CSC Logic, Inc. is a financial services company that has entered into numerous successor loan servicing agreements and has operated in the back-up servicing market for more than twenty years.  It is unlikely that CSC Logic, Inc. would be able to perform functions other than servicing the existing borrower loans and Notes.  See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI, the Platform and Prosper Funding and PMI’s Ability to Service the Notes—Arrangements for back-up servicing are limited.  If PMI fails to maintain operations or the Administration Agreement is rejected or terminated (in bankruptcy or otherwise), you may experience a delay and increased cost in respect of your expected principal and interest payments on your Notes, and Prosper Funding may be unable to collect and process repayments from borrowers.”

Scalability

The platform is designed and built as a highly scalable, multi-tier, redundant system.  It incorporates technologies designed to prevent any single point of failure within the data center from taking the entire system offline.  This is achieved by utilizing load-balancing technologies at the front end and business layer tiers and clustering technologies in the back-end tiers to allow scaling both horizontally and vertically depending on platform utilization.  In addition, the core network load-balancing, routing and switching infrastructure is built with fully redundant hardware and sub-second failover between those devices.

Data integrity and security

Prosper Funding and PMI transmit all sensitive data to and from customers and service providers using a secure transport protocol.  Communication of sensitive data via the web site to customers is secured utilizing SSL 128-bit enabled encryption certificates provided by VeriSign and Thawte, Inc.  Communication of sensitive data with service providers is secured utilizing authenticated VPN, SSL 128-bit encryption and SSH protocols depending on the service providers’ requirements.  Storage of sensitive data is encrypted utilizing AES 256-bit and 3DES 168-bit cryptographic ciphers, depending upon the service providers’ requirements and internal storage policies.  Access to the data by Prosper Funding or PMI personnel is restricted based upon a least-privilege principle such that employees have access only to the information and systems needed to perform their function.  In the event of disaster, data is repeatedly stored securely at an offsite data center.

Prosper Funding and PMI protect the security of the platform using a multilayered defense strategy incorporating several different security technologies and points of monitoring.  At the perimeter of the network, multi-function security technologies implement firewall, intrusion prevention, anti-virus and anti-spam threat management techniques.  Internally, the network and hosts are segmented by function with another layer of firewalls and traffic inspection devices.  At the host level, the platform utilizes host based intrusion prevention, anti-virus, anti-spyware, and application control systems.  Logging and monitoring for network security devices is done in real-time with notifications to the appropriate staff upon any suspicious event or action that requires attention.  Logging and monitoring of host systems is done in real-time to a centralized database with web based reporting and additional notification to the appropriate staff for any remediation.

Fraud detection

Prosper Funding and PMI consider fraud detection to be of utmost importance to the successful operation of the platform.  They employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud.  Prosper Funding and PMI employ techniques such as knowledge based authentication, or KBA, out-of-band authentication and notification, behavioral analytics and digital fingerprinting to prevent identity fraud.  Prosper Funding and PMI use services from third-party vendors for user identification, credit checks and for checking customer names against the list of Specially Designated Nationals maintained by the Office of Foreign Assets Control (“OFAC”).  In addition, Prosper Funding and PMI use specialized third-party software to augment the identity fraud detection systems.   PMI also has a dedicated team which conducts, on Prosper Funding’s behalf, additional investigations of cases flagged for high fraud risk.  See “Item 1. Business—Borrower Identity and Financial Information Verification” for more information.  Finally, Prosper Funding enables its lender members to report suspicious activity, which Prosper Funding or PMI may then evaluate further.

Engineering

PMI has made substantial investment in software and website development and Prosper Funding and PMI expect to continue to make significant investments in software and website development.  In addition to developing new products and maintaining an active online deployment, PMI’s technology team also performs technical competitive analysis as well as systematic product usability testing.  As of December 31, 2012, PMI’s technology group consisted of twenty-two full-time employees.

Competition

The market for peer-to-peer lending is competitive and rapidly evolving.  Prosper Funding believes the following are the principal competitive factors in the peer-to-peer lending market:

•	fee structure;

•	website attractiveness;

•	member experience, including borrower loan funding rates and lender returns;

•	acceptance as a social network;

•	branding; and

•	ease of use.

Prosper Funding’s primary competitors are major credit card issuers, such as JPMorgan Chase Bank, Bank of America and Citibank, other commercial banks, savings banks and consumer finance companies.  Prosper Funding also faces competition from other peer-to-peer platforms such as LendingClub.

Prosper Funding may also face future competition from new companies entering the market, which may include large, established companies, such as eBay Inc., Google Inc. or Yahoo! Inc. These companies may have significantly greater financial, technical, marketing and other resources and may be able to devote greater resources to the development, promotion, sale and support of their consumer platforms.  These potential competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns.  These potential competitors may have more extensive potential borrower bases.  In addition, these potential competitors may have longer operating histories and greater name recognition.  Moreover, if one or more of these competitors were to merge or partner with another competitor or a new market entrant, the change in competitive landscape could adversely affect Prosper Funding’s ability to compete effectively.

Intellectual Property

Prosper Funding’s intellectual property rights are important to its business.  Prosper Funding relies on a combination of copyright, trade secret, trademark, and other rights, as well as confidentiality procedures and contractual provisions to protect its proprietary technology, processes and other intellectual property.

Although the protection afforded by copyright, trade secret, trademark, written agreements and common law may provide some advantages, Prosper Funding believes that the following factors help it to maintain a competitive advantage:

•	the technological skills of the software and website development personnel who developed the platform;

•	frequent enhancements to the platform; and

•	high levels of member satisfaction.

Competitors may develop products that are similar to Prosper Funding’s technology.  For example, Prosper Funding’s legal agreements may be copied directly from its website by others.  As Loan and Note Servicer under the Administration Agreement, PMI has access to confidential information regarding Prosper Funding’s intellectual property.  PMI enters into confidentiality and other written agreements with its employees, consultants and service providers, and through these and other written agreements, attempts to control access to and distribution of the software, documentation and other proprietary technology and information.  Despite these efforts to protect Prosper Funding’s proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute Prosper Funding’s intellectual property rights or technology or otherwise develop a product with the same functionality.  Policing all unauthorized use of intellectual property rights is nearly impossible.  Therefore, Prosper Funding cannot be certain that the steps it has taken or will take in the future will prevent misappropriations of its technology or intellectual property rights.

Prosper Funding and PMI use software developed by PMI.  Neither Prosper Funding nor PMI use software licensed by third parties for processing electronic cash movements, recording book entries or calculating cash balances in lender members’ accounts.

Employees

Prosper Funding does not have any employees.  As of December 31, 2012, PMI employed 74 full-time employees.  Of these employees:

•	22 were in engineering;

•	19 were in operations;

•	18 were in sales and marketing; and

•	15 were in general and administrative.

None of PMI’s employees are represented by labor unions.  PMI has not experienced any work stoppages and Prosper Funding and PMI believe that PMI’s relations with its employees are good.

PMI expects to improve its operating efficiency going forward.

Facilities

Prosper Funding does not lease or own any real property or equipment.  Its headquarters is located in San Francisco, California, where PMI leases workstations and conference rooms under a lease that will expire on July 31, 2013.  Prosper Funding believes that its existing facilities are adequate to meet its current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

PMI’s corporate headquarters, including its principal administrative, marketing, technical support and engineering functions, is located in San Francisco, California, where it leases workstations and conference rooms.  PMI leases its corporate office and co-location facility under non-cancelable operating leases that expire in July 2013 and August 2014, respectively.  PMI has entered into a corporate office lease through December 31, 2014.  PMI believes that its facilities are adequate to meet its current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Legal Proceedings

Prosper Funding is not currently subject to any material legal proceedings.  Prosper Funding is not aware of any litigation matters which have had, or are expected to have, a material adverse effect on it.  PMI is subject to the legal proceedings described below.

From inception through October 16, 2008, PMI sold approximately $178.1 million of PMI Borrower Loans to lender members through the initial platform structure, whereby PMI assigned promissory notes directly to lender members. PMI did not register the offer and sale of the promissory notes corresponding to these PMI Borrower Loans under the Securities Act or under the registration or qualification provisions of any state securities laws.  PMI believes that the question of whether or not the operation of the platform during this period constituted an offer or sale of “securities” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the platform during this period were viewed as a securities offering, PMI would have failed to comply with the registration and qualification requirements of federal and state laws and lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation, although the statute of limitations period under various state laws may be for a longer period of time.

PMI’s decision to restructure the platform and cease sales of promissory notes offered through the platform effective October 16, 2008 limited this contingent liability to the period covering its activities prior to October 16, 2008.

On April 21, 2009, PMI and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between PMI and the states in which PMI offered promissory notes for sale prior to November 2008. The consent order involves payment by PMI of up to an aggregate of $1.0 million in penalties, which have been allocated among the states based on PMI’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1.0 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of PMI’s promissory note sale activities prior to November 2008.  Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order.  However, no state is obliged to do so, and there is no deadline by which a state must make its decision. PMI is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against PMI, subject to any applicable statute of limitations. As of December 31, 2012, PMI has entered into consent orders with 34 states and has paid an aggregate of $466,017 in penalties to those states.

As of December 31, 2012 and 2011, PMI had accrued approximately $248,000 and $277,000, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state, using PMI’s promissory note sales from inception through November 2008. A weighting was then applied to each state that has not entered into a consent order, assigning a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, PMI considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against PMI; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. PMI will continue to evaluate this accrual and related assumptions as new information becomes known.

On November 26, 2008, plaintiffs, Christian Hellum, William Barnwell and David Booth, individually and on behalf of all other plaintiffs similarly situated, filed a class action lawsuit against PMI and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California.  The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008.  The lawsuit alleges that PMI offered and sold unqualified and unregistered securities in violation of the California and federal securities laws.  The lawsuit seeks class certification, damages and the right of rescission against PMI and the other named defendants, as well as treble damages against PMI and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest.

On February 25, 2011, the plaintiffs filed a Third Amended Complaint, which removed David Booth as a plaintiff and added Brian Russom and Michael Del Greco as plaintiffs.  The new plaintiffs are representing the same class and prosecuting the same claims as the previously named plaintiffs. On February 29, 2012, the court issued a procedural order granting the plaintiffs’ motion for class certification.  On October 4, 2012, PMI and the other named defendants filed a motion for summary judgment seeking dismissal of the suit.  On January 17, 2013, the motion for summary judgment was denied.

PMI’s insurance carrier with respect to the class action lawsuit, Greenwich Insurance Company (“Greenwich”), denied coverage.  On August 21, 2009, PMI filed suit against Greenwich in the Superior Court of California, County of San Francisco, California.  The lawsuit sought a declaration that PMI was entitled to coverage under its policy with Greenwich for losses arising out of the class action lawsuit as well as damages and the award of attorneys’ fees and pre- and post-judgment interest.

On January 26, 2011, the court issued a final statement of decision finding that Greenwich had a duty to defend the class action lawsuit, and requiring that Greenwich pay PMI’s past and future defense costs in the class action suit up to $2 million. Greenwich subsequently made payments to PMI in the amount of $2 million to reimburse PMI for the defense costs it had incurred in the class action suit. On July 1, 2011, PMI and Greenwich entered into a Stipulated Order of Judgment pursuant to which PMI agreed to dismiss its remaining claims against Greenwich. On August 12, 2011, Greenwich filed a notice of appeal of the court's decision regarding Greenwich’s duty to defend up to $2 million. On July 16, 2012, the California Court of Appeal affirmed the trial court’s decision. On October 22, 2012 Greenwich made an additional payment of $142,585 to PMI for pre-judgment interest. As a result, Greenwich has now satisfied its obligations with respect to PMI’s defense costs for the Hellum suit.

PMI intends to vigorously defend the class action lawsuit.  PMI cannot, however, presently determine or estimate the final outcome of the lawsuit, and there can be no assurance that it will be finally resolved in PMI’s favor.  If the class action lawsuit is not resolved in PMI’s favor, PMI might be obliged to pay damages, and might be subject to such equitable relief as a court may determine. Accordingly, PMI has not recorded an accrued loss contingency in connection with its sale of promissory notes through the platform prior to November 2008. Accounting for loss contingencies involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements.

As of December 31, 2012, the probable outcome of the class action lawsuit cannot presently be determined, nor can the amount of damages or other costs that might be borne by PMI be estimated.

PMI’s Prior Operating Structure

From the launch of the platform in February 2006 until October 16, 2008, the operation of the platform differed from the structure described in this Annual Report, and PMI did not offer borrower payment dependent notes. Instead, the platform allowed lender members to purchase, and take assignment of, borrower loans directly. Borrower loans resulting from listings posted prior to April 15, 2008 were made by PMI; loans resulting from listings posted on or after April 15, 2008 were made by WebBank and then sold and assigned to PMI. In each case, PMI then sold and assigned such loans to the lender members who were winning bidders for the loans. Under this structure, a borrower executed a separate promissory note for each winning bid that was placed on the borrower’s listing in the amount of that bid, which note was then sold and assigned by PMI to the lender member who made the bid, subject to PMI’s right to service the loans. In addition, the Prosper Rating system did not exist during this period. Instead, PMI assigned one of seven letter credit grades to listings based on the borrower’s credit score.

In October 2008, due to legal uncertainties relating to the sales of notes offered through this prior platform structure, and as a result of discussions with the SEC and various state securities regulators, PMI decided to suspend promissory note sales and restructure the platform. Shortly after that, PMI filed a registration statement with the SEC to cover its sale of promissory notes under a revised platform structure.

From October 16, 2008 until July 13, 2009, PMI did not offer lender members the opportunity to purchase promissory notes on the platform and PMI did not accept new lender registrations. PMI continued to service all previously-funded borrower loans, and lender members had the ability to access their accounts, monitor their borrower loans and withdraw available funds. During this period, borrowers could still request loans, but those loan requests were forwarded to companies that had a pre-existing relationship with PMI that could make or facilitate a loan to the borrower.

For a brief period between April 28, 2009 and May 8, 2009, PMI’s wholly owned subsidiary Prosper Loans Marketplace, Inc. (which has subsequently been dissolved) conducted an intrastate offering under Section 3(a)(11) of the Securities Act to California residents only. PMI originated thirteen loans in connection with this offering, but did not sell any of the related promissory notes. Prior to the sale of these promissory notes, the SEC expressed concerns that the offering might violate provisions of the Securities Act. Upon learning of these concerns, PMI terminated the offering and informed the winning bidders on the thirteen loans that were made that the promissory notes could not be sold to them. PMI’s termination of these promissory notes sales was based on its representation and warranty in the lender registration agreement that it had complied in all material respects with applicable law in connection with the offer and sale of all promissory notes.

The SEC declared PMI’s registration statement effective on July 10, 2009 and PMI commenced its offering of notes on July 13, 2009. A portion of PMI’s historical financial results reflect the structure of the lending platform and PMI’s operations prior to July 13, 2009. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Prosper Marketplace, Inc.”

Securities Law Compliance

From PMI’s commencement of operations in February 2006 through October 16, 2008, it sold approximately $178.1 million of loans to its lender members through an operating structure that involved the sale and assignment of promissory notes directly to lender members. PMI did not register the offer and sale of these promissory notes under the Securities Act or under the registration or qualification provisions of any state securities laws. In PMI’s view, analyzing whether or not the operation of the platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the platform were viewed as a securities offering, PMI may have failed to comply with the registration and qualification requirements of federal and state law and PMI’s lender members who held these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation, although the statute of limitations period under various state laws may be for a longer period of time. Due to the legal uncertainty regarding the sales of promissory notes offered through the platform under PMI’s prior operating structure, and as a result of discussions with the SEC and various state securities law administrators, PMI decided to restructure its operations to resolve such uncertainty. PMI began implementation of this decision on October 16, 2008, when it ceased offering lender members the opportunity to make loan purchases on the platform, ceased accepting new lender member registrations and ceased allowing new loan purchase commitments from existing lender members. Furthermore, pursuant to this decision, PMI filed a prospectus, and registration statement of which it formed a part, with the SEC, in which PMI described the restructuring of its operations and its new operating structure. PMI resumed transactions with lender members starting July 13, 2009. PMI’s decision to restructure its operations and cease sales of promissory notes offered through the platform effective October 16, 2008 limited this contingent liability, under federal law, so that it only related to the period from February 2006 until October 16, 2008. PMI has, however, accrued approximately $248,000 as of December 31, 2012 in connection with the $1 million contingent liability arising from the settlement term sheet PMI entered into with NASAA on November 26, 2008 in accordance with ASC Topic 450. See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI, the Platform and Prosper Funding and PMI’s Ability to Service the Notes—PMI faces a contingent liability for securities law violations in respect of PMI Borrower Loans sold to its lender members from inception until October 16, 2008. This contingent liability may impair its ability to perform its obligations under the Administration Agreement” for more information. As of December 31, 2012, PMI has entered into 34 consent order agreements pursuant to the NASAA settlement term sheet and has paid an aggregate of $466,017 in penalties.

The change in the operation of PMI’s platform, the resulting litigation, as well as PMI’s adoption of new accounting pronouncements, have had a significant impact on PMI’s financial statements and results of operations for periods following July 13, 2009. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Prosper Marketplace, Inc.—Borrower Loans and PMI Notes.”

GOVERNMENT REGULATION

Overview

The consumer loan industry is highly regulated.  Prosper Funding, PMI and the borrower loans made through the platform are subject to extensive and complex rules and regulations.  Prosper Funding and PMI also are subject to licensing and examination by various federal, state and local government authorities.  These authorities impose obligations and restrictions on Prosper Funding and PMI’s activities and the borrower loans made through the platform.  In particular, these rules limit the fees that may be assessed on the borrower loans, require extensive disclosure to, and consents from, applicants and borrowers, prohibit discrimination and impose multiple qualification and licensing obligations on platform activities.  Failure to comply with these requirements may result in, among other things, revocation of required licenses or registration, loss of approved status, voiding of loan contracts, indemnification liability to contract counterparties, class action lawsuits, administrative enforcement actions and civil and criminal liability.  While compliance with such requirements is at times complicated by Prosper Funding and PMI’s novel business model, Prosper Funding and PMI believe they are in substantial compliance with these rules and regulations.  These rules and regulations are subject to continuous change, however, and a material change could have an adverse effect on Prosper Funding and PMI’s compliance efforts and ability to operate.

Regulation and Consumer Protection Laws

State and Federal Laws and Regulations

State Licensing Requirements.  PMI holds consumer lending licenses, collections licenses or similar authorizations in 20 states.  Prosper Funding holds a consumer lending license in 1 state.  PMI and Prosper Funding are subject to supervision and examination by the state regulatory authorities that administer the state lending laws.  The licensing statutes vary from state to state and variously prescribe or impose recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review.

WebBank is a Utah-chartered industrial bank organized under Title 7, Chapter 8 of the Utah Code and has its deposits insured by the Federal Deposit Insurance Corporation, or FDIC.  WebBank is subject to supervision and examination by the Utah Department of Financial Institutions and the FDIC.  Applicable federal law preempts state usury limitations and allows FDIC-insured depository institutions, such as WebBank, to “export” the interest rates permitted under the laws of the state where the bank is located when making loans to borrowers who reside in other states, regardless of the usury limitations imposed by the state law of the borrower’s residence.  WebBank is located in Utah, and Utah law does not limit the amount of interest that may be charged on loans of the type offered through the platform.  A few jurisdictions have elected to opt out of the federal usury preemption available to state-chartered, FDIC-insured banks.  To the extent that a WebBank borrower loan is deemed to be “made” in such a jurisdiction, the loan would be subject to the maximum interest rate limit of such jurisdiction.

Truth-in-Lending Act.  The federal Truth-in-Lending Act (“TILA”), and the regulation issued by the Federal Reserve Board implementing the TILA, Regulation Z, requires disclosure of, among other things, the annual percentage rate, the finance charge, the amount financed, the number of payments, and the amount of the monthly payment on consumer loans.  WebBank provides borrowers with a TILA disclosure form when borrower loans are originated and seeks to comply with TILA’s disclosure requirements relating to credit advertising.

Equal Credit Opportunity Act.  The federal Equal Credit Opportunity Act (“ECOA”) and the regulation issued by the Federal Reserve Board implementing the ECOA, Regulation B, prohibit discrimination in any aspect of a credit transaction on the basis of race, color, religion, national origin, sex, marital status, age (with certain limited exceptions), because all or part of the applicant’s income derives from any public assistance program, or because the applicant has in good faith exercised any right under the Consumer Credit Protection Act.  Prosper Funding, PMI and WebBank comply with the ECOA’s nondiscrimination requirements, and the lender registration agreement requires lender members to comply with the ECOA in their bidding practices.  Prosper Funding also requires individual group leaders who form groups to comply with the ECOA in that they are prohibited from excluding individuals from membership in a group on a prohibited basis.

The ECOA also requires creditors to provide consumers with notice of adverse action taken on credit applications, giving the consumer the principal reasons why adverse action was taken.  PMI and WebBank provide prospective borrowers who apply for but fail to obtain a borrower loan through the platform with an adverse action notice in compliance with the ECOA’s requirements.

Fair Credit Reporting Act.  The federal Fair Credit Reporting Act (“FCRA”), administered by the Federal Trade Commission, promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies.  In addition to requirements on credit bureaus, the FCRA requires that users of consumer credit reports have a permissible purpose to obtain a credit report on a consumer and that persons who furnish loan payment information to credit bureaus report such information accurately.  The FCRA also has disclosure requirements for creditors who take adverse action on credit applications based on information contained in a credit report.  WebBank, and PMI as its agent in relation to borrower loan originations, have a permissible purpose for obtaining credit reports on borrower members and they report loan payment and delinquency information to the credit bureaus in compliance with the FCRA.  PMI and WebBank’s adverse action notices contain the disclosures required by the FCRA.

Fair Debt Collection Practices Act.  The federal Fair Debt Collection Practices Act (“FDCPA”) provides guidelines and limitations on the conduct of third party debt collectors in connection with the collection of consumer debts.  The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection.  While the FDCPA applies to third party debt collectors, debt collection laws of certain states, including California, impose similar requirements on creditors who collect their own debts.  In order to ensure compliance with the FDCPA, Prosper Funding has contracted with professional third party debt collection agencies to engage in debt collection activities.  Prosper Funding’s agreements with lender members and group leaders prohibit registered lender members and group leaders from attempting to directly collect on the Notes, and Prosper Funding  has established procedures to ensure that lender members and group leaders do not attempt to collect on the Notes themselves.

Servicemembers Civil Relief Act.  The federal Servicemembers Civil Relief Act (“SCRA”) allows military members to suspend or postpone certain civil obligations so that military members can devote their full attention to military duties.  In accordance with the SCRA, PMI must adjust the interest rate of borrowers on active duty and other military personnel who qualify for and request relief.  If a borrower with an outstanding borrower loan is called to active military duty, PMI will reduce the interest rate on the borrower loan to 6% for the duration of the borrower’s active duty.  During this period, the holders of the corresponding Notes will not receive the difference between 6% and the interest rate on the Notes.  For borrowers to obtain an interest rate reduction on a borrower loan due to military service, PMI requires the borrowers to send it a written request and a copy of the borrower’s mobilization orders.  PMI does not take military service into account in assigning Prosper Ratings to listings.

Other Lending Regulations.  Prosper Funding and PMI are subject to and seek to comply with other state and federal laws and regulations applicable to consumer lending, including additional requirements relating to loan disclosure, credit discrimination, credit reporting, debt collection and unfair, deceptive or abusive business practices.  These laws and regulations may be enforced by state consumer credit regulatory agencies, state attorneys general, the Federal Trade Commission, and private litigants, among others.  Given Prosper Funding and PMI’s novel business model and the subjective nature of some of these laws and regulations, particularly laws regulating unfair or deceptive business practices, Prosper Funding and PMI may become subject to regulatory scrutiny or legal challenge with respect to their compliance with these requirements.

Electronic Funds Transfer Act.  The federal Electronic Funds Transfer Act (“EFTA”) and the regulation issued by the Federal Reserve Board implementing the EFTA, Regulation E, place guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts, including preauthorized electronic fund transfers from consumers’ accounts to make loan payments.  Most transfers of funds in connection with the origination and repayment of Notes and bidding on the platform are done by Automated Clearing House (“ACH”) electronic transfers of funds subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”).  Transfers of funds on the platform are done in conformity with the EFTA and its regulations, as well as NACHA guidelines.

Electronic Signatures in Global and National Commerce Act.  The federal Electronic Signatures in Global and National Commerce Act (“ESIGN”) and similar state laws authorize the creation of legally binding and enforceable agreements, including electronic loan agreements, utilizing electronic records and electronic signatures.  ESIGN imposes special requirements on businesses that want to use electronic records or signatures in consumer transactions, and requires businesses to obtain from consumers electronic consent or confirmation to receive information electronically that a law requires be in writing.  When a platform participant registers on the platform, PMI obtains his or her consent to transact business electronically with Prosper Funding and WebBank and maintains electronic records in compliance with ESIGN requirements.

Privacy and Data Security Laws.  The federal Gramm-Leach-Bliley Act (“GLBA”) limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to its information sharing with both affiliates and nonaffiliated third parties.  A number of states have enacted privacy and data security laws requiring safeguards on the privacy and security of consumers’ personally identifiable information.  Prosper Funding and PMI have privacy policies that conform to GLBA requirements.  In addition, both Prosper Funding and PMI have policies and procedures intended to maintain platform participants’ personal information securely, and neither entity sells or rents such information to third parties for marketing purposes.

OFAC and Bank Secrecy Act.  Prosper Funding and PMI check customer names against the list of Specially Designated Nationals maintained by the Office of Foreign Assets Control (“OFAC”).  Prosper Funding and PMI have also instituted procedures to comply with the anti-money laundering requirements of the USA PATRIOT Act and the Bank Secrecy Act.

State Securities Laws.  Prosper Funding and PMI are subject to the securities laws of each state in which the registration or qualification to offer and sell the Securities has been approved.  Certain of these state laws require Prosper Funding and PMI to renew their registration or qualification on an annual basis.  In August 2010 and October 2011, PMI was inadvertently late in filing applications to renew its registrations or qualifications in several states.  Although all of these renewal applications were approved, PMI agreed to pay the following penalties in connection with the late filings: (i) $300 to the State of Washington, (ii) $25,000 to the State of California, (iii) $45,000 to the State of Connecticut, (iv) $500 to the State of Illinois, and (v) $5,000 to the State of Maine.  In addition, the Florida Office of Financial Regulation required PMI to make a rescission offer to any Florida resident who purchased a note from PMI during the period in which PMI inadvertently allowed its registration in Florida to expire.  PMI made this rescission offer on February 4, 2011.  The offer expired on March 6, 2011, and on March 20, 2011, PMI repurchased $21,900 of Notes from persons who accepted the rescission offer.

Foreign Laws and Regulations

Prosper Funding does not permit non-U.S. residents to register as members on the platform and neither Prosper Funding nor PMI operate outside the United States.  Therefore, neither Prosper Funding nor PMI are subject to foreign laws or regulations.

States in Which Prosper Funding and PMI Currently Operate

The platform operates online only and is available to borrower members in all states except Iowa, Maine and North Dakota.  Prosper Funding and PMI intend to register or qualify the offer and sale of the Securities in 40 states as well as Washington D.C., and will offer the Securities in each jurisdiction where they obtain such qualification or where such registration is declared effective, subject to any applicable state suitability requirements.

Item 1A. Risk Factors

The Securities involve a high degree of risk.  You should carefully consider the risks described below before making a decision to invest in the Securities.  If any of the following risks actually occurs, you might lose all or part of your investment in the Securities.  Before making an investment decision, you should carefully consider these risks. The risks and uncertainties described are not the only ones facing Prosper Funding and PMI.  Additional risks and uncertainties not presently known or that Prosper Funding and PMI currently deem immaterial may also affect Prosper Funding and PMI’s respective business operations.

RISKS RELATED TO BORROWER DEFAULT

The Notes are risky and speculative investments for suitable investors only.

You should be aware that the Notes offered through the platform are risky and speculative investments.  The Notes are special, limited obligations of Prosper Funding and depend entirely for payment on Prosper Funding’s receipt of payments under the corresponding borrower loans.  Notes are suitable only for lender members of adequate financial means.  If you cannot afford to lose the entire amount of your investment in the Notes you purchase, you should not invest in the Notes.

Payments on the Notes depend entirely on payments Prosper Funding receives on corresponding borrower loans.  If a borrower fails to make any payments on the corresponding borrower loan related to your Note, payments on your Note will be correspondingly reduced.

Prosper Funding will only make payments pro rata on a series of Notes after it receives a borrower’s payment on the corresponding borrower loan, net of servicing fees.  Prosper Funding also will retain from the funds received from the relevant borrower and otherwise available for payment on the Notes any non-sufficient funds fees and the amounts of any attorneys’ fees or collection fees a third-party servicer or collection agency imposes in connection with collection efforts.  Under the terms of the Notes, if Prosper Funding does not receive any or all payments on the corresponding borrower loan, payments on your Note will be correspondingly reduced in whole or in part.  If the relevant borrower does not make a payment on a specific monthly loan payment date, no payment will be made on your Note on the corresponding succeeding Note payment date.

Information supplied by applicants may be inaccurate or intentionally false.  Information regarding income and employment is not verified in many cases.

Applicants supply a variety of information regarding the purpose of the loan, income, occupation, and employment status that is included in borrower listings.  Neither Prosper Funding nor PMI verifies the majority of this information, which may be incomplete, inaccurate or intentionally false.  Applicants may misrepresent their intentions for the use of borrower loan proceeds.  Neither Prosper Funding nor WebBank, nor PMI as agent of either of them, verifies any statements by applicants as to how loan proceeds are to be used nor confirms after loan funding how loan proceeds were used.  All listings are posted on the platform without Prosper Funding or PMI verifying the information provided by the applicant, including the borrower’s stated income, employment status or occupation.  Lender members should not rely on an applicant’s self-reported information such as income, employment status, or occupation in making investment decisions.  In the cases in which PMI selects applicants for income and employment verification, the verification is normally done after the listing has been created but prior to the time the borrower loan is funded.  From the period from July 13, 2009 to December 31, 2012, PMI verified employment and/or income on approximately 43% of the PMI Borrower Loans originated through the platform on a unit basis (16,134 out of 37,707) and approximately 65% of originations on a dollar basis ($147,598,201 out of $228,409,710).  PMI selected these listings based on the same combination of factors it will use in selecting Prosper Funding listings for additional verification, including amount of loan requested, Prosper Rating, debt-to-income ratio and stated income.  Listings do not disclose the identity of applicants, and lender members have no ability to obtain or verify applicant information either before or after they purchase a Note.  If an applicant supplies false, misleading or inaccurate information, you may lose part or all of the purchase price you pay for a Note.  Under Prosper Funding’s Administration Agreement with PMI, PMI is required to perform borrower identity and financial information verification services for Prosper Funding.  See “Item 1. Business—Borrower Identity and Financial Information Verification” for more information.  The number or percentage of applicants whose income and employment information is verified by PMI in relation to listings made after the date hereof may differ from the historical information supplied above.  No assurance is made that such information will be verified with respect to any particular applicant or borrower.  Neither the indenture trustee nor holders of any Notes will have any contractual or other relationship with any borrower that would enable the indenture trustee or such holder to make any claim against such borrower for fraud or breach of any representation or warranty in relation to any false, incomplete or misleading information supplied by such borrower in relation to the relevant loan or Note.

The borrower loans are not secured by any collateral or guaranteed or insured by any third party, and you must rely on Prosper Funding or a third-party collection agency to pursue collection against any borrower.

Borrower loans are unsecured obligations of borrower members.  They are not secured by any collateral, and they are not guaranteed or insured by Prosper Funding, PMI or any third party or backed by any governmental authority in any way.  Prosper Funding and its designated third-party collection agencies will, therefore, be limited in their ability to collect on borrower loans.  Moreover, borrower loans are obligations of borrowers to Prosper Funding as successor to WebBank, not obligations to the holders of Notes.  Holders of the Notes will have no recourse to the borrowers and no ability to pursue borrowers to collect payments under borrower loans.  Holders of the Notes may look only to Prosper Funding for payment of the Notes.  Furthermore, if a borrower fails to make any payments on the borrower loan, the holders of the Notes corresponding to that borrower loan will not receive any payments on their Notes.  The holders of such Notes will not be able to pursue collection against the borrower and will not be able to obtain the identity of the borrower in order to contact the borrower about the defaulted borrower loan.

Some of the borrowers on the platform have “subprime” credit ratings, are considered higher than average credit risks, and may present a high risk of loan delinquency or default.

A “subprime” credit rating is traditionally defined as a FICO score below 640.  Although PMI uses Experian’s Scorex PLUS credit score, not FICO, and thus cannot precisely identify which of the borrowers on the platform meet the traditional definition of “subprime,” there may be borrowers on the platform who have “subprime” credit ratings.  Most of these borrowers are people who have had difficulty obtaining loans from other sources, including banks and other financial institutions, on favorable terms, or on any terms at all, due to credit problems, limited credit histories, adverse financial circumstances, or high debt-to-income ratios, but who have successfully borrowed through the platform on at least one prior occasion.   Based on the historical performance of such second-time borrowers on the platform, PMI believes the risk profile of such loans is superior to that of loans made by traditional consumer finance lenders to borrowers who have “subprime” credit ratings.  Nevertheless, acquiring Notes that are dependent on payments Prosper Funding receives on the corresponding borrower loans of such borrowers may present a high risk of loan delinquency or default.  See “Item 1. Business—Risk Management—Credit Score” for more information.

Prior to February 1, 2013, PMI operated the platform, facilitated the origination of loans by WebBank through the platform and issued and sold notes corresponding to those loans.  From July 13, 2009 to December 31, 2012 PMI facilitated 38,467 PMI Borrower Loans with an average original principal amount of $6,867 and an aggregate original principal amount of $264,139,915 on the platform.  As of December 31, 2012, of these 38,467 PMI Borrower Loans, 65.7% were current or had not reached their first billing cycle, 22.8% were paid in full, 2.0% were 1- 30 days past due, 2.4% were more than 30 days past due, and 7.1% had defaulted (a PMI Borrower Loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy).  In addition, of these 38,467 PMI Borrower Loans:

•	5,130, or 13.3%, have been more than 15 days past due on at least one occasion;

•	4,011, or 10.4%, have been more than 30 days past due on at least one occasion; and

•	3,377, or 8.8%, have been more than 60 days past due on at least one occasion.

There can be no assurance that historical loss rates for PMI Borrower Loans will be indicative of future loss rates or the likelihood of the delinquency or default on Prosper Funding’s borrower loans. See “Item 1. Business—Historical Performance of PMI Borrower Loans” and “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI, the Platform and Prosper Funding and PMI’s Ability to Service the Notes” for more information.

There is a lower minimum credit score threshold for certain borrowers who have previously obtained a loan through the platform.  A borrower whose credit score has declined, but who satisfies the lower credit score threshold, may present a greater risk of loan delinquency or default than a borrower with a higher credit score.

The minimum credit score required for an applicant to post a listing is 640, except for applicants who (i) previously obtained a borrower loan or a PMI Borrower Loan and paid off the loan in full or (ii) are seeking a second loan while their first loan is still outstanding, and such loan is current and has not been more than thirty days past due at any time during the preceding twelve months.  The minimum score required for any such second-time borrower is 600.  A borrower who initially possessed a credit score of 640 or greater, but whose credit score has declined below 640, may present a greater risk of loan delinquency or default than a borrower whose credit score has not declined, even if the borrower whose credit score declined previously paid off a loan through the platform and maintains a credit score above 600.

There is no maximum debt-to-income ratio for applicants.

There is no maximum debt-to-income ratio (or “DTI”) for applicants who post listings on the platform.  DTI is a measurement of a borrower’s ability to take on additional debt.  Because there is no maximum DTI for applicants, borrower loans may have a higher risk of default than would otherwise be the case if there were a maximum DTI.

The credit information of an applicant may be inaccurate or may not accurately reflect the applicant’s creditworthiness, which may cause you to lose all or part of the price you paid for a Note.

PMI obtains applicant credit information from consumer reporting agencies, and assigns Prosper Ratings to listings based in part on the applicant’s credit score.  A credit score that forms a part of the Prosper Rating assigned to a listing may not reflect the applicant’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data.  Similarly, the credit data taken from the applicant’s credit report and displayed in listings may also be based on outdated, incomplete or inaccurate consumer reporting data.  Neither Prosper Funding nor PMI verifies the information obtained from the applicant’s credit report.   Moreover, lender members do not, and will not, have access to financial statements of applicants or to other detailed financial information about applicants.

Although the letter grades assigned to listings prior to July 2009 used the same seven letters as the Prosper Rating system, letter grades and Prosper Ratings are different, and you should not consider the performance of pre-July 2009 borrower loans with a particular letter grade to be indicative of how borrower loans with the same letter as a Prosper Rating will perform.

PMI implemented a new credit rating system on July 13, 2009.  Each listing is now assigned a Prosper Rating that indicates the level of risk associated with the listing and corresponds to an estimated average annualized loss rate range for the listing.  The Prosper Rating is derived from two scores:  a consumer reporting agency score and the Prosper Score, an in-house custom score calculated using the historical performance of previous borrower loans with similar characteristics.  Prior to July 13, 2009, credit grades were assigned to listings based solely on the applicant’s credit score.  Although the seven letters used to represent the Prosper Rating were previously used to indicate credit grade, the two systems are not comparable as they are computed in a different manner and represent a different risk profile.  Moreover, PMI adopted the new Prosper Rating system, in part, due to variations in loss rates among borrowers with the same credit grade due to other variations in borrower credit characteristics.  Accordingly, you should not consider the performance history of pre-July 13, 2009 PMI Borrower Loans with a particular letter grade to be indicative of how a borrower loan with a Prosper Rating that uses the same letter will perform.

The Prosper Rating may not accurately set forth the risks of investing in the Notes and no assurances can be provided that actual loss rates for the Notes will come within the expected loss rates indicated by the Prosper Rating.

If PMI includes in a listing a Prosper Rating that is different from the Prosper Rating calculated by PMI or calculates the Prosper Rating for a listing incorrectly, and such error materially and adversely affects a holder's interest in the related Note, Prosper Funding will  indemnify the holder or repurchase the Note.  Prosper Funding will not, however, have any indemnity or repurchase obligation under the Indenture, the Notes, the Lender Registration Agreement or any other agreement associated with the platform as a result of any other inaccuracy with respect to a listing’s Prosper Score or Prosper Rating.  For example, the Prosper Rating for a listing could be inaccurate because the applicant’s credit report contained incorrect information.  Similarly, the Prosper Rating does not reflect the substantial risk associated with the facts that (i) neither Prosper Funding nor PMI verifies much of the applicant information on which the Prosper Rating is based, and (ii) much of such information is provided directly by the applicants themselves, who remain anonymous to potential Note purchasers.  In addition, the Prosper Rating does not reflect Prosper Funding’s credit risk as a debtor (such credit risk exists even though, as the debtor on the Notes, Prosper Funding’s only obligation is to pay to the Note holders their pro rata shares of collections received on the related borrower loans net of applicable fees).  If Prosper Funding repurchases any Notes, PMI will concurrently repurchase the related PMI Management Right for zero consideration.  Prosper Funding’s repurchase obligations under the Indenture, the Notes, the Lender Registration Agreement or any other agreement associated with the platform, and PMI’s concurrent repurchase of the related PMI Management Rights, do not affect your rights under federal or state securities laws.  A Prosper Rating is not a recommendation by Prosper Funding or PMI to buy, sell or hold a Note.  In addition, no assurances can be provided that actual loss rates for the Notes will fall within the expected loss rates indicated by the Prosper Rating. The interest rates on the Notes might not adequately compensate Note purchasers for these additional risks. See “Item 1. Business—Note Repurchase and Indemnification Obligations” for more information.

Some borrowers may use the platform to defraud lender members, which could adversely affect your ability to recoup your investment.

PMI uses identity and fraud checks with external databases to authenticate each borrower’s identity. There is a risk, however, that these checks could fail and fraud may occur.  In addition, applicants may misrepresent their intentions regarding loan purpose or other information contained in listings, and neither Prosper Funding nor PMI verifies the majority of this information.  While Prosper Funding will indemnify you or repurchase Notes in limited circumstances (including, e.g., a material payment default on the borrower loan resulting from verifiable identity theft), it is not obligated to indemnify you or repurchase a Note from you if your investment is not realized in whole or in part due to fraud (other than verifiable identity theft) in connection with a loan listing, or due to false or inaccurate statements or omissions of fact in a listing, whether in credit data, a borrower member’s representations, user recommendations, group affiliations or similar indicia of borrower intent and ability to repay the borrower loan.  If Prosper Funding repurchases a Note, the repurchase price will be equal to the Note’s outstanding principal balance and will not include accrued interest. If Prosper Funding repurchases any Notes, PMI will concurrently repurchase the related PMI Management Rights for zero consideration.  See “Item 1. Business—Note Repurchase and Indemnification Obligations” for more information.

The fact that Prosper Funding has the exclusive right and ability to investigate claims of identity theft in the origination of loans creates a significant conflict of interest between Prosper Funding and the lender members.

Prosper Funding has the exclusive right to investigate claims of identity theft and determine, in its sole discretion, whether verifiable identity theft has occurred.  Verifiable identity theft triggers an obligation by Prosper Funding to either repurchase the related Notes or indemnify the applicable Note holders.  As Prosper Funding is the sole entity with the ability to investigate and determine verifiable identity theft, which triggers its repurchase or indemnification obligation, a conflict of interest exists.  Lender members rely solely on Prosper Funding to investigate incidents that might require it to indemnify them or repurchase a loan.  The denial of a claim under Prosper Funding’s identity theft guarantee would save Prosper Funding from its indemnification or repurchase obligation.  See “Item 1. Business—Note Repurchase and Indemnification Obligations” for more information.

Prosper Funding does not have significant historical performance data about performance on the borrower loans.  Loss rates on the borrower loans may increase and prior to investing you should consider the risk of non-payment and default.

Prosper Funding is in the early stages of its development and has a limited operating history.  It did not offer borrower loans through the platform prior to February 1, 2013.  PMI began offering PMI Borrower Loans through the platform in February of 2006, but the performance of PMI Borrower Loans may not be indicative of the future performance of Prosper Funding’s borrower loans.  Due to Prosper Funding’s limited operational history, it does not have significant historical data regarding the performance of the borrower loans, and it does not yet know what the long-term loan loss experience will be.  The estimated loss rates displayed on Prosper Funding’s website and used to determine the Prosper Rating have been developed from PMI’s loss histories on PMI Borrower Loans.   Accordingly, borrower loans originated on the platform may default more often than similar PMI Borrower Loans have defaulted in the past, which increases the risk of investing in the Notes.

If payments on the corresponding borrower loans relating to your Notes become more than 30 days overdue, it is likely you will not receive the full principal and interest payments that you expect to receive on your Notes, and you may not recover your original purchase price.

Under the Administration Agreement, PMI may service borrower loans directly or it may refer borrower loans that become past due to a third party collection agency for collection.  If a borrower fails to make a required payment on a borrower loan within 30 days of the due date, PMI will pursue reasonable collection efforts in respect of the borrower loan.  Referral of a delinquent borrower loan to a collection agency within five (5) business days after it becomes thirty days past due will be considered reasonable collection efforts.

If PMI refers a borrower loan to a collection agency, it will not have any other obligation to attempt to collect that borrower loan.  PMI also may handle collection efforts in respect of a delinquent borrower loan directly as servicer of the loans.  If payment amounts on a delinquent borrower loan are received from a borrower more than 30 days after their due date, and the loan has been referred to an outside collection agency, that collection agency will retain a percentage of that payment as a fee before any principal or interest becomes payable to you.  Collection fees range from 17% to 40% of recovered amounts, in addition to any legal fees incurred in the collection effort.

For some non-performing borrower loans, PMI may not be able to recover any of the unpaid loan balance and, as a result, a lender member who has purchased a corresponding Note may receive little, if any, of the unpaid principal and interest payable under the Note.  You must rely on the collection efforts of PMI or the applicable collection agency to which such borrower loans are referred.  You are not permitted to attempt to collect payments on the borrower loans in any manner.

Late payment performance is an early indicator of charge off probability.  Of all PMI Borrower Loans originated between July 13, 2009 and December 31, 2012, 10.4% have been greater than 30 days past due at any time and 8.8% have been greater than 60 days past due at any time.  As of December 31, 2012, 4,176 or 10.9% of all PMI Borrower Loans originated between July 13, 2009 and December 31, 2012 have been referred to a collection agency for collection proceedings.  On average, through December 31, 2012, PMI Note holders have received $199, net of collection fees, on such PMI Borrower Loans.  In addition, of the 4,176 PMI Borrower Loans referred to a collection agency, a total of 2,735 or 65% of such loans have been charged off.

Loss rates on the borrower loans may increase as a result of economic conditions beyond Prosper Funding or PMI’s control and beyond the control of the borrower member.

Borrower loan loss rates may be significantly affected by economic downturns or general economic conditions beyond Prosper Funding or PMI’s control and beyond the control of individual borrowers.  In particular, loss rates on borrower loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer confidence, residential real estate values, the value of the U.S. dollar, energy prices, changes in consumer spending, the number of personal bankruptcies, disruptions in the credit markets and other factors.

In the unlikely event that Prosper Funding receives payments on the borrower loans relating to your Notes after the final maturity date, you will not receive payments on your Notes after maturity.

Each Note will mature on the initial maturity date, unless any principal or interest payments in respect of the corresponding borrower loan remain due and payable to Prosper Funding upon the initial maturity date, in which case the maturity of the Note will be automatically extended to the final maturity date.  If there are any amounts under the corresponding borrower loan still due and owing to Prosper Funding on the final maturity date, Prosper Funding will have no further obligation to make payments on the related Notes, even if it receives payments on the corresponding borrower loan after such date.

The borrower loans do not restrict borrowers from incurring additional unsecured or secured debt, nor do they impose any financial restrictions on borrowers during the term of the borrower loan, which may impair your ability to receive the full principal and interest payments that you expect to receive on a Note.

If a borrower incurs additional debt after the date of the borrower loan, the additional debt may impair the ability of that borrower to make payments on his or her borrower loan and your ability to receive the principal and interest payments that you expect to receive on a corresponding Note.  In addition, the additional debt may adversely affect the borrower’s creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of the borrower.  To the extent that the borrower has or incurs other indebtedness and cannot pay all of his or her indebtedness, the borrower may choose to make payments to other creditors, rather than to Prosper Funding.

To the extent borrowers incur other indebtedness that is secured, such as a mortgage, a home equity line or an auto loan, the ability of the secured creditors to exercise remedies against the assets of the borrower may impair the borrower’s ability to repay the borrower loan on which your Note is dependent for payment.  Borrowers may also choose to repay obligations under secured indebtedness or other unsecured indebtedness before repaying borrower loans because there is no collateral securing the borrower loans.  A lender member will not be notified if a borrower incurs additional debt after the date a loan listing is posted.

A borrower may request that his or her bank “chargeback” a payment on a borrower loan upon which a Note is dependent for payment and request a refund on that payment, resulting in a delinquency on the payment and a possible negative cash balance in your lender member account.

A borrower chargeback is a process by which a borrower who has made a payment on a borrower loan has his or her bank cancel the payment or request a refund of that payment.  Prosper Funding withholds payments to lender members up to six business days after a related borrower payment is initiated.  If the chargeback occurs between six and 60 days after the initiation of payment, you must rely on Prosper Funding to contest the chargeback if it deems it appropriate.  If a borrower successfully processes a chargeback between six and 60 days after initiation of payment, such payment will be deducted from your lender member account, and if you have withdrawn funds in the interim, a negative cash balance may result.  Amounts received on borrower loans corresponding to your Notes payments and deposited into your lender member account are subject to set-off against any negative balance or shortfall in your lender member account. In 2012, 218 payments on PMI Borrower Loans, in the aggregate amount of approximately $76,000, were subject to chargebacks, which resulted in such payments being deducted from the accounts of the corresponding PMI Note holders.  See “Item 1. Business—Structure of Lender Member Accounts and Treatment of Lender Member Balances” for more information.

Peer-to-peer lending is a new lending method and the platform has a limited operating history.  Borrowers may not view or treat their obligations to Prosper Funding as having the same significance as loans from traditional lending sources, such as bank loans.

The investment return on the Notes depends on borrowers fulfilling their payment obligations in a timely and complete manner under the corresponding borrower loan.  Borrowers may not view peer-to-peer lending obligations originated on the platform as having the same significance as other credit obligations arising under more traditional circumstances, such as loans from banks or other commercial financial institutions.  If a borrower neglects his or her payment obligations on a borrower loan upon which payment of your Note is dependent or chooses not to repay his or her borrower loan entirely, you may not be able to recover any portion of your investment in a Note.

The platform may fail to comply with applicable law, which could limit Prosper Funding and PMI’s ability to collect on borrower loans.

The borrower loans are subject to federal and state consumer protection laws.  The platform may not always be, and the equivalent platform previously operated by PMI may not always have been, in compliance with these laws.  Failure to comply with the laws and regulatory requirements applicable to the platform may, among other things, limit Prosper Funding’s, PMI’s or a collection agency’s ability to collect all or part of the principal of or interest on borrower loans.  See “Government Regulation—Regulation and Consumer Protection Laws” for more information.

PMI regularly reviews the requirements of these laws and takes measures aimed at ensuring that the borrower loans originated on the platform meet the requirements of all applicable laws.  However, determining compliance with all applicable laws is a complex matter and it is possible that PMI’s determination may be inaccurate or incorrect.  Also, changes in law, either due to court decisions, regulatory interpretations or rulings, or new legislation, may adversely affect the collectability of a borrower loan.

In general, the borrower loans do not contain any cross-default or similar provisions.  If a borrower defaults on any of his or her other debt obligations, Prosper Funding and PMI’s ability to collect on the borrower loan on which your Notes are dependent for payment may be substantially impaired.

The borrower loans do not contain cross-default provisions.  A cross-default provision makes a default under certain debt of a borrower an automatic default on other debt of that borrower.  Because the borrower loans do not contain cross-default provisions, a borrower’s loan will not be placed automatically in default upon that borrower’s default on any of the borrower’s other debt obligations.  If a borrower defaults on debt obligations owed to a third party and continues to satisfy the payment obligations under the borrower loan, the third party may seize the borrower’s assets or pursue other legal action against the borrower before the borrower defaults on the borrower loan.

Borrowers may seek the protection of debtor relief under federal bankruptcy or state insolvency laws, which may result in the nonpayment of your Notes.

Borrowers may seek protection under federal bankruptcy law or similar laws.  If a borrower files for bankruptcy (or becomes the subject of an involuntary petition), a stay will go into effect that will automatically put any pending collection actions on the borrower loan on hold and prevent further collection action absent bankruptcy court approval.  If Prosper Funding receives notice that a borrower has filed for protection under the federal bankruptcy laws, or has become the subject of an involuntary bankruptcy petition, it will put the borrower’s loan account into “bankruptcy status.” When this occurs, Prosper Funding terminates automatic monthly ACH debits on borrower loans and neither Prosper Funding nor PMI will undertake collection activity without bankruptcy court approval.  Whether any payment will ultimately be made or received on a borrower loan after a bankruptcy status is declared depends on the borrower’s particular financial situation.  In most cases, however, unsecured creditors such as Prosper Funding receive nothing, or only a fraction of their outstanding debt.  See “Item 1. Business—Loan Servicing and Collection” for more information.

Federal law entitles borrowers who enter active military service to an interest rate cap and certain other rights that may inhibit the ability to collect on loans and reduce the amount of interest paid on the corresponding Notes.

Federal law provides borrowers on active military service with rights that may delay or impair Prosper Funding and PMI’s ability to collect on a borrower loan corresponding to your Note.  The Servicemembers Civil Relief Act (“SCRA”) requires that the interest rate on preexisting debts, such as borrower loans, be set at no more than 6% while the qualified service member or reservist is on active duty.  A holder of a Note that is dependent on such a borrower loan for payment will not receive the difference between 6% and the original stated interest rate for the borrower loan during any such period.  The SCRA law also permits courts to stay proceedings and execution of judgments against service members and reservists on active duty, which may delay recovery on any borrower loans in default, and, accordingly, payments on the corresponding Notes.  If there are any amounts under such a borrower loan still due and owing to Prosper Funding after the final maturity of the corresponding Notes, Prosper Funding will have no further obligation to make payments on the Notes, even if it receives payments on the borrower loan after the final maturity of the Notes.  PMI does not take military service into account in assigning a Prosper Rating to loan listings.  In addition, as part of the borrower registration process, neither Prosper Funding nor PMI requests borrower members to confirm if they are qualified service members or reservists within the meaning of the SCRA.  See “Government Regulation—Regulation and Consumer Protection Laws—Servicemembers Civil Relief Act” for more information.

From July 13, 2009 through December 31, 2012, only six PMI Borrower Loans, with an aggregate principal amount of $34,500, have been subject to the SCRA.

The death of a borrower may substantially impair your ability to recoup the full purchase price of Notes or to receive the interest payments that you expect to receive on the Notes.

If a borrower dies while his or her loan is still outstanding, generally, PMI will seek to work with the executor of the borrower’s estate to obtain repayment of the loan.  However, the borrower’s estate may not contain sufficient assets to repay the loan, or the related executor or trustee may prioritize repayment of other creditors.  In addition, if a borrower dies near the end of the term of his or her loan, it is unlikely that any further payments will be made on the corresponding Notes, because the time required for the probate of the borrower’s estate will probably extend beyond the final maturity date of the Notes.

RISKS INHERENT IN INVESTING IN THE NOTES

The Notes are special, limited obligations of Prosper Funding only and are not directly secured by any collateral or guaranteed or insured by PMI or any third party.

The Notes will not represent an obligation of borrowers, PMI or any other party except Prosper Funding, and are special, limited obligations of Prosper Funding.  The Notes are not guaranteed or insured by PMI, any governmental agency or instrumentality or any third party.  Although Prosper Funding has granted the indenture trustee, for the benefit of the Note holders, a security interest in the borrower loans, the payments and proceeds that Prosper Funding receives on the borrower loans, the bank account in which the borrower loan payments are deposited and the FBO account, the Note holders do not themselves have a direct security interest in the borrower loans or the right to payment thereunder.  If an event of default under the indenture were to occur, the Note holders would be dependent on the indenture trustee’s ability to realize on the collateral and make payments on the Notes in the manner contemplated by the indenture.  In addition, although Prosper Funding will take all actions that it believes are required under applicable law to perfect the security interest of the indenture trustee in the collateral, if its analysis of the required actions is incorrect or if it fails timely to take any required action, the indenture trustee’s security interest may not be effective and holders of the Notes could be required to share the collateral (and any proceeds thereof) with Prosper Funding’s other creditors, or, if a bankruptcy court were to order the substantive consolidation of PMI and Prosper Funding (as described below), PMI’s creditors.

Prosper Funding is not obligated to indemnify a Note holder or repurchase any Notes except in limited circumstances.

Prosper Funding is only obligated to repurchase Notes or indemnify holders of Notes in limited circumstances.  These circumstances include if (i) a material payment default under the corresponding borrower loan occurs as a result of verifiable identify theft or (ii) PMI includes a Prosper Rating in a listing that is different from the Prosper Rating calculated by PMI or calculates the Prosper Rating incorrectly.  Prosper Funding is not required to repurchase Notes or indemnify holders of Notes, however, if the holder’s investment is not realized in whole or in part due to fraud other than identity theft, or due to other false or inaccurate statements or omissions of fact in a listing, whether in credit data, borrower representations, user recommendations, group affiliations or similar indicia of borrower intent and ability to repay the loan.  Nor is Prosper Funding under any obligation to repurchase a Note or indemnify any holder of Notes if a correctly-determined Prosper Rating fails to accurately predict the actual losses on a borrower loan.

Prosper Funding might incur indemnification and repurchase obligations that exceed its projections, in which case it may not have sufficient capital to meet its indemnification and repurchase obligations.

On February 1, 2013, PMI made a capital contribution to Prosper Funding in excess of $3 million, which Prosper Funding believes will be sufficient to meet its reasonably anticipated indemnification and repurchase obligations during the first six months of operations.  After Prosper Funding’s first six months of operations, it believes its fee income will be sufficient to cover such obligations.  In determining its expected capital needs with respect to indemnification and repurchase obligations, Prosper Funding reviewed the history of such obligations incurred by PMI.  From the inception of the platform in November 2005 through December 31, 2012, approximately $443 million of PMI Borrower Loans were originated through the platform and PMI repurchased or made indemnification payments on approximately $724,000, or 0.16%, of corresponding PMI Notes.  As of December 31, 2012, approximately $116,300 in loans receivable were indemnified.  Prosper Funding believes this approach to estimating its future repurchase and indemnification obligations gives it a reasonable basis to conclude that it will be adequately capitalized to meet such obligations.  Nonetheless, there can be no assurance that if it is obligated to repurchase a Note or indemnify a Note holder, that it will be able to meet its repurchase or indemnification obligation.  If Prosper Funding is unable to meet its indemnification and repurchase obligations, you may lose all of your investment in the Note.

If you decide to invest through the platform and concentrate your investment in a single Note, you may increase your risk of borrower defaults.

Your expected return on your investment in the Notes depends on the performance of the borrowers under the corresponding borrower loans.  There are a wide range of Prosper Ratings and listings on the platform and Prosper Funding expects some borrowers to default on their loans.  If you decide to invest through the platform and concentrate your investment in a single Note, your entire return will depend on the performance of a single borrower loan.  For example, if you plan to purchase $200 of Notes, and choose to invest the entire $200 in a single Note instead of in eight $25 Notes corresponding to the borrower loans of eight different borrowers, your entire $200 investment will depend on the performance of a single borrower loan.  It may be desirable to diversify your portfolio in order to reduce the risk that you could lose your entire investment due to a single default, or a small number of defaults.  However, diversification does not eliminate the risk that you may lose some, or all, of your investment in the Notes.

The platform allows a borrower member to prepay a borrower loan at any time without penalty.  Borrower loan prepayments will extinguish or limit your ability to receive additional interest payments on a Note.

Borrower loan prepayment occurs when a borrower decides to pay some or all of the principal amount on a borrower loan earlier than originally scheduled.  Borrowers may decide to prepay all or a portion of the remaining principal amount due under a borrower loan at any time without penalty.  In the event of a prepayment of the entire remaining unpaid principal amount of a borrower loan on which your Notes are dependent for payment, you will receive your share of such prepayment but further interest will not accrue on such borrower loan or on your Note after the date on which the payment is made.  If the borrower prepays a portion of the remaining unpaid principal balance, the term of the borrower loan will not change, but interest will cease to accrue on the prepaid portion, and you will not receive all of the interest payments that you originally expected to receive on your Notes.  In addition, you may not be able to find a similar rate of return on another investment at the time at which the borrower loan is prepaid.  Prepayments are subject to Prosper Funding’s servicing fee, even if the prepayment occurs immediately after issuance of your Note.

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

PMI may not set appropriate interest rates for borrower loans.

If PMI sets interest rates for borrower loans too low, lender members may not be compensated appropriately for the level of risk that they are assuming in purchasing a Note, while setting the interest rate too high may increase the risk of non-payment.  In either case, failure to set rates appropriately may adversely impact the ability of lender members to receive returns on their Notes that are commensurate with the risks they have assumed in acquiring such Notes.

The PMI Management Rights attached to the Notes will not comprise collateral for the Notes nor generate any funds that will be payable to the holders of Notes.

There are no payment obligations on the part of PMI or any third party under or in relation to the PMI Management Rights that are in any way related to borrower obligations in relation to the loans or in any way related to Prosper Funding’s payment obligations in relation to the Notes.  The PMI Management Rights attached to the Notes will not comprise collateral for the Notes nor guarantees of any loans or Notes, nor generate any funds or proceeds that will be payable to Prosper Funding, the indenture trustee or holders of Notes in relation to any loans or Notes.  Holders of Notes will have no recourse to PMI or its assets in relation to payments on loans or Notes.  If Prosper Funding repurchases any Notes, PMI will concurrently repurchase the related PMI Management Right for zero consideration.  Prosper Funding’s repurchase obligations under the Indenture, the Notes, the Lender Registration Agreement or any other agreement associated with the platform, and PMI’s concurrent repurchase of the related PMI Management Rights, do not affect your rights under federal or state securities laws.

Holders of the PMI Management Rights, collectively through the indenture trustee, have a limited contractual ability to enforce PMI’s obligations under the Administration Agreement.  As a result, you will have a limited contractual ability to require that PMI perform its obligations under the Administration Agreement.

Pursuant to the Administration Agreement, PMI provides three kinds of services to Prosper Funding: (i) Loan Platform Administration Services (managing the operation of the platform), (ii) Corporate Administration Services (providing back-office services to Prosper Funding, such as maintaining books and records, making periodic regulatory filings, performing limited cash management functions, etc.), and (iii) Loan and Note Servicing Services (servicing the loans and notes originated through the platform). Holders of PMI Management Rights do not have the contractual right, individually, to enforce PMI’s obligations under the Administration Agreement. Holders representing at least 25% of the outstanding Notes offered hereby, collectively, have the contractual right to cause the indenture trustee to take action as a third-party beneficiary of the Administration Agreement to enforce PMI’s platform administration and corporate administration obligations under the Administration Agreement.  Holders representing at least 25% of the combined total of the outstanding Notes offered hereby and the PMI Notes, collectively, have the contractual right to cause the indenture trustee to take action as a third-party beneficiary of the Administration Agreement to enforce PMI’s loan servicing obligations under the Administration Agreement.  All such collective contractual rights are subject to certain conditions set forth in the indenture. Those conditions include, for example, that the holders indemnify the trustee for taking such action. If PMI fails to adequately perform Loan and Note Servicing Services under the Administration Agreement, and if Prosper Funding is unable to timely replace PMI as the servicer of the Notes, your ability to receive principal and interest payments on your Notes may be substantially impaired, even if your portfolio of Notes is well diversified and the loans are paying on schedule.  In addition, although Prosper Funding has a back-up provider in place for PMI as Loan and Note Servicer under the Administration Agreement, Prosper Funding does not have a back-up provider for the Loan Platform Administration Services or the Corporate Administration Services that PMI is obligated to provide.  The failure of PMI to adequately perform those services could adversely affect your ability to benefit from those services. PMI's obligations to provide services under the Administration Agreement may be terminated by PMI or by Prosper Funding under certain circumstances.

Notwithstanding the limitations on the ability of holders of PMI Management Rights to contractually enforce PMI’s obligations under the Administration Agreement, holders of PMI Management Rights will have rights under the federal securities laws that are not limited, contractually or otherwise.

The Securities will not be listed on any securities exchange, will not be transferable except through the Note Trader platform, and can be held only by Prosper Funding’s lender members.  You should be prepared to hold the Securities you purchase until they mature.

The Securities will not be listed on any securities exchange.  All Securities must be held by Prosper Funding’s lender members.  The Securities will not be transferable except through the Note Trader platform and there can be no assurance that a market for Securities will continue to develop on the Note Trader platform, or that the Note Trader platform will continue in operation.  Therefore, lender members must be prepared to hold their Securities to maturity.  See “Item 1. Business—Note Trader Platform” for more information.

If the Note Trader platform fails to develop, or if the Note Trader platform develops but you cannot find a purchaser for the Notes that you wish to sell, you will be forced to hold the Notes for their remaining term.

Prosper Funding and PMI cannot guarantee that the Note Trader platform will continue to develop.  A Note offered for sale on the Note Trader platform must be purchased in its entirety by a single lender member, and Notes with a high outstanding principal balance may be more difficult to sell due to the smaller number of lender members with the ability to purchase such Notes.

If you choose to post your Notes for sale on the Note Trader platform, you may not realize the expected return on your investment due to changes in the creditworthiness of the borrower under the corresponding borrower loan.

The ability to sell your Note on the Note Trader platform does not guarantee that you will be able to find a lender member willing to buy the Note at a price acceptable to you, or at all.  If the borrower becomes delinquent in payments under the corresponding borrower loan upon which your Note is dependent for payment, your ability to sell the Note on the Note Trader platform will be substantially impaired.  You may have to offer the Note for sale at a substantial discount, and there is no guarantee that you will receive the expected value of the Note or any value at all.  Additionally, lender members may be less willing to bid for and purchase your Note if prevailing interest rates have changed or other investing activities have proven more attractive while you have held the Note.

You do not earn interest on funds held in your lender member account.

Your lender member account represents an interest in a pooled bank account that does not earn interest.  See “Item 1. Business—Structure of Lender Member Accounts and Treatment of Lender Member Balances” for more information.

The U.S. federal income tax consequences of an investment in the Notes are uncertain.

There are no statutory provisions, regulations, published rulings or judicial decisions that directly address the characterization of the Notes or instruments similar to the Notes for U.S. federal income tax purposes.  However, although the matter is not free from doubt because payments on the Notes are dependent on payments on the corresponding borrower loan, Prosper Funding intends to treat the Notes as its debt instruments that have original issue discount (“OID”) for U.S. federal income tax purposes.  Where required, Prosper Funding intends to file information returns with the U.S. Internal Revenue Service (“IRS”) in accordance with such treatment unless there is a change or clarification in the law, by regulation or otherwise, that would require a different characterization of the Notes.  You should be aware, however, that the IRS is not bound by Prosper Funding’s characterization of the Notes and the IRS or a court may take a different position with respect to the Notes’ proper characterization.  For example, the IRS could determine that, in substance, each lender member owns a proportionate interest in the corresponding loan for U.S. federal income tax purposes or, for example, the IRS could instead treat the Notes as a different financial instrument (including an equity interest or a derivative financial instrument).  Any different characterization could significantly affect the amount, timing, and character of income, gain or loss recognized in respect of a Note.  For example, if the Notes are treated as Prosper Funding’s equity, (i) Prosper Funding would be subject to U.S. federal income tax on income, including interest, accrued on the corresponding loans but would not be entitled to deduct interest or OID on the Notes, and (ii) payments on the Notes would be treated by the holder for U.S. federal income tax purposes as dividends (that may be ineligible for reduced rates of U.S. federal income taxation or the dividends-received deduction) to the extent of Prosper Funding’s earnings and profits as computed for U.S. federal income tax purposes.  A different characterization may significantly reduce the amount available to pay interest on the Notes.  You are strongly advised to consult your own tax advisor regarding the U.S. federal, state, local and non-U.S. tax consequences of the purchase, ownership, and disposition of the Notes (including any possible differing treatments of the Notes).

Prosper Funding’s ability to pay principal and interest on a Note may be affected by its ability to match the timing of its income and deductions for U.S. federal income tax purposes.

You should be aware that Prosper Funding’s ability to pay principal and interest on a Note may be affected by its ability, for U.S. federal income tax purposes, to match the timing of income it receives from a corresponding loan that it holds and the timing of deductions that it may be entitled to in respect of payments made on the Notes that it issues.  For example, if the Notes are treated as contingent payment debt instruments for U.S. federal income tax purposes but the corresponding borrower loans are not, there could be a potential mismatch in the timing of Prosper Funding’s income and deductions for U.S. federal income tax purposes, and Prosper Funding’s resulting tax liabilities could affect its ability to make payments on the Notes.

Participation in the funding of loans could be viewed as creating a conflict of interest.

As is the practice with other peer-to peer lending companies, including Prosper Funding and PMI’s competitor, LendingClub, from time to time, Prosper Funding or PMI may fund portions of qualified loan requests on the platform and hold any Notes purchased as a result of such funding for its own individual account.  Even though Prosper Funding and PMI will participate in loans on the platform under the same terms and conditions and through the use of the same information that is made available to other potential lenders on the platform, such participation may be perceived as involving a conflict of interest.  For example, Prosper Funding or PMI’s funding of a loan may cause the loan to fund, and in some cases, fund faster, than it would fund in the absence of Prosper Funding or PMI’s participation, which could benefit Prosper Funding to the extent that it ensures that PMI generates the revenue associated with the loan.

As of December 31, 2012, PMI had purchased PMI Notes for investments in the aggregate amount of approximately $147,000.  In addition, as of December 31, 2012, PMI’s executive officers, directors, affiliates and 5% shareholders had purchased PMI Notes and loans in the aggregate amount of $4,135,150.  The PMI Notes and loans were obtained on terms and conditions that were not more favorable than those obtained by other lender members of PMI.  Of the total aggregate amount of PMI Notes and loans purchased by PMI’s executive officers, directors and affiliates as of December 31, 2012, approximately 6% of principal has been charged off, compared to approximately 13% of principal charged off for all PMI Notes and loans originated as of December 31, 2012.

RISKS RELATED TO PROSPER FUNDING AND PMI, THE PLATFORM AND PROSPER FUNDING AND PMI’S ABILITY TO SERVICE THE NOTES

Although Prosper Funding has been organized in a manner that is intended to minimize the likelihood that it will become subject to a bankruptcy proceeding, if this were to occur, the rights of the holders of the Notes could be uncertain, and payments on the Notes may be limited, suspended or stopped. The recovery, if any, of a holder on a Note may therefore be substantially delayed and substantially less than the principal and interest due and to become due on the Note.

Although Prosper Funding has been organized and will be operated in a manner that is intended to minimize the likelihood that it will become subject to a bankruptcy or similar proceeding, if this were to occur, the recovery, if any, of a holder of a Note may be substantially delayed in time (for example, due to the imposition of a stay on payments by the bankruptcy court) and may be substantially less in amount than the principal and interest due and to become due on the Note even if a Note holder’s portfolio of Notes is well diversified and the loans are paying on schedule.  For example, Prosper Funding has structured its limited liability company agreement, and agreed to covenants in the indenture, that limit its activities in a manner that is intended to limit the possibility that it would voluntarily file for or could be required to file for bankruptcy.  Among other things, Prosper Funding must receive the affirmative vote of its independent board members to file for bankruptcy.  There is no guarantee, however, that its fee income from license fees and loan servicing fees will be sufficient to fund its contingent and other liabilities described above or that it will not enter into transactions that cause it to face solvency issues that ultimately could cause it to file for bankruptcy.  Further, although Prosper Funding has granted the indenture trustee, for the benefit of the Note holders, a security interest in all of the borrower loans, all payments and proceeds it receives on the corresponding borrower loans and in the bank account in which the borrower loan payments are deposited, the holders of the Notes would still be subject to the following risks associated with Prosper Funding’s insolvency, bankruptcy or a similar proceeding.

If Prosper Funding becomes subject to a bankruptcy or similar proceeding, borrowers may delay payments or cease making payments at all.

Borrowers may delay or suspend making payments to Prosper Funding because of the uncertainties occasioned by its becoming subject to a bankruptcy or similar proceeding, even if the borrowers have no legal right to do so, and such delay would reduce, at least for a time, the funds that might otherwise be available to pay the Notes corresponding to those borrower loans.  In addition, the commencement of the bankruptcy or similar proceeding may, as a matter of law, prevent Prosper Funding from making regular payments on the Notes, even if the funds to make such payments are available.  Because the indenture trustee would be required to enforce its security interest in the borrower loans in a bankruptcy or similar proceeding, the indenture trustee’s ability to make payments under the Notes would be delayed, which may effectively reduce the value of any recovery that a holder of a Note may receive (and no such recovery can be assured) by the time any recovery is available.

If Prosper Funding becomes subject to a bankruptcy or similar proceeding, interest accruing upon and following such bankruptcy or similar proceeding may not be paid.

In a bankruptcy or similar proceeding for Prosper Funding, interest accruing on the Notes during the proceedings may not be part of the allowed claim of a holder of a Note.  If the holder of a Note receives a recovery on the Note (and no such recovery can be assured), any such recovery may be based on, and limited to, the claim of the holder of the Note for principal and for interest accrued up to the date of the bankruptcy or similar proceeding, but not thereafter.  Because a bankruptcy or similar proceeding may take months or years to complete, a claim based on principal and on interest only up to the start of the bankruptcy or similar proceeding may be substantially less than a claim based on principal and on interest through the end of the bankruptcy or similar proceeding.

If Prosper Funding becomes subject to a bankruptcy or similar proceeding a holder of a Note may not have any priority right to payment from the corresponding borrower loan, may not have any right to payment from funds in the deposit account, and may not have any ability to access funds in the account maintained for the benefit of lender members.

If Prosper Funding failed to perfect the security interest properly, you may be required to share the proceeds of the borrower loan upon which your Note is dependent for payment with its other creditors, including holders of other Notes or PMI Notes.  To the extent that proceeds of the corresponding borrower loan would be shared with Prosper Funding’s other creditors, any secured or priority rights of such other creditors may cause the proceeds to be distributed to such other creditors before any distribution is made to you on your Note.

If a payment is made on a borrower loan corresponding to a Note before Prosper Funding’s bankruptcy or similar proceeding is commenced, and those funds are held in the deposit account Prosper Funding maintains with Wells Fargo Bank, N.A. to collect borrower payments and have not been used by Prosper Funding to make payments on the Note as of the date the bankruptcy or similar proceeding is commenced, there can be no assurance that Prosper Funding will or will be able to use such funds to make payments on the Note.  Other creditors of Prosper Funding (including holders of other Notes or of PMI Notes) may be deemed to have rights to such funds or interests in the deposit account and monies credited thereto that are equal to or greater than the rights of the holder of the Note.  See “Item 1. Business—Loan Servicing and Collection” for more information.

Prosper Funding maintains a pooled account at Wells Fargo Bank, N.A. to hold the funds of lender members.  This account is titled “Prosper Funding LLC for the benefit of its lender members” and is referred to as the “FBO account.”  Although Prosper Funding believes that amounts funded by lender members into the FBO account should not be subject to claims of its creditors other than the lender members for whose benefit the funds are held, the legal title to the FBO account, and the attendant right to administer the FBO account would be property of Prosper Funding’s bankruptcy estate.  As a result, if Prosper Funding were to file for bankruptcy protection, the legal right to administer the funds in the FBO account would vest with the bankruptcy trustee or debtor in possession.  In that case, while neither Prosper Funding nor its creditors should be able to reach those funds, the indenture trustee or the lender members may have to seek a bankruptcy court order lifting the automatic stay and permitting them to withdraw their funds.  Lender members may suffer delays in accessing their funds in the FBO account as a result.  Moreover, United States Bankruptcy Courts have broad powers at law and in equity and, if Prosper Funding has failed to properly segregate or handle lender members’ funds, a bankruptcy court could determine that some or all of such funds were beneficially owned by Prosper Funding and therefore that they became available to Prosper Funding’s creditors generally.  See “Item 1. Business—Loan Servicing and Collection” and “Item 1. Business—Structure of Lender Member Accounts and Treatment of Lender Member Balances” for more information.

In a bankruptcy or similar proceeding for Prosper Funding, the holder of a Note may be delayed or prevented from enforcing Prosper Funding’s repurchase obligations.

In a bankruptcy or similar proceeding for Prosper Funding, any right of a holder of a Note to require Prosper Funding to repurchase the Note under the circumstances set forth in the lender registration agreement might not be enforceable, and such holder’s claim for such repurchase may be treated less favorably than a general unsecured obligation of Prosper Funding.  For a discussion of the restrictions Prosper Funding has imposed upon itself and the formalities it has adopted under its organizational documents to minimize the likelihood of its becoming subject to a bankruptcy or similar proceeding, see “Item 1. Business—Information about Prosper Funding and Prosper Marketplace, Inc.”

Although Prosper Funding has been organized in a manner that is intended to prevent it from being substantively consolidated with PMI in the event of PMI’s bankruptcy, if Prosper Funding were substantively consolidated in this manner, the rights of the holders of the Notes could be uncertain, and payments on the Notes may be limited, suspended or stopped.  The recovery, if any, of a holder on a Note may therefore be substantially delayed and substantially less than the principal and interest due and to become due on the Note.

Although Prosper Funding has been organized and is operated in a manner that is intended to prevent it from being substantively consolidated with PMI in the event of PMI’s bankruptcy, if PMI became subject to a bankruptcy or similar proceeding and Prosper Funding were substantively consolidated with PMI, the risks described in the immediately preceding risk factors regarding (i) payment delays, (ii) uncollectability of interest accrued during the bankruptcy proceeding, (iii) being subordinated to the interests of Prosper Funding’s other creditors, and (iv) the indenture trustee’s inability to access funds in the deposit account or the FBO account would all be present and, in addition, the same considerations would apply in relation to the claims of creditors of PMI, including that such creditors of PMI may be determined to have perfected security interests or unsecured claims that take precedence over or are at least equal in priority to those of creditors of Prosper Funding (including holders of Notes).

In addition, in a bankruptcy or similar proceeding of PMI, (i) the implementation of back-up servicing arrangements may be delayed or prevented, and (ii) PMI’s ability to transfer its servicing obligations to a back-up servicer or its other corporate and platform administration services and marketing services to third parties may be limited and subject to the approval of the bankruptcy court or other presiding authority.  The bankruptcy process may delay or prevent the implementation of back-up servicing, which may impair the collection of borrower loans to the detriment of holders of the Notes.

For a discussion of the restrictions Prosper Funding has imposed upon itself and the formalities it has adopted under its organizational documents and agreed to in the indenture to prevent its being substantively consolidated with PMI in the event of PMI’s bankruptcy, see “Item 1. Business—Information about Prosper Funding and Prosper Marketplace, Inc.”

PMI owns and did not transfer to Prosper Funding ownership of the computer hardware that it uses to host and maintain the website or agreements with third parties relating to the hosting and maintenance of the website.  Although PMI’s retention of such hardware and agreements should not bear on a bankruptcy court’s analysis of the legal separateness of PMI and Prosper Funding (or their respective assets and liabilities), the cessation of or substantial reduction of the day-to-day operations of PMI (because of or during its bankruptcy or otherwise) would materially impair and delay the ability of Prosper Funding or a back-up service provider to retrieve data and information in the possession of PMI and to operate the platform or elements thereof relevant to loan and Note servicing.

PMI, in its capacity as servicer, has the authority to waive or modify the terms of a borrower loan without the consent of the Note holders.

Pursuant to the Administration Agreement, PMI is obligated to use commercially reasonable efforts to service and collect the borrower loans in accordance with industry standards.  Subject to that obligation, the Administration Agreement grants PMI the authority to waive or modify any non-material term of a borrower loan or consent to the postponement of strict compliance with any such term or in any manner grant a non-material indulgence to any borrower.  In addition, if a borrower loan is in default, or PMI determines default is reasonably foreseeable, or PMI determines such action is consistent with its servicing obligation, the Administration Agreement grants PMI the authority to waive or modify a material term of a borrower loan, to accept payment of an amount less than the principal balance in final satisfaction of a loan and to grant any indulgence to a borrower, provided that PMI has reasonably and prudently determined that such action will not be materially adverse to the interests of the relevant Note holders.  If PMI approves a modification to the terms of any borrower loan it must promptly notify the corresponding Note holders by e-mail of the material terms of such modification and the effect such modification will have on their Notes.

PMI faces a contingent liability for securities law violations in respect of PMI Borrower Loans sold to its lender members from inception until October 16, 2008.  This contingent liability may impair its ability to perform its obligations under the Administration Agreement.

PMI Borrower Loans sold to PMI’s lender members through PMI’s platform from November 2005 until October 16, 2008 may be viewed as involving an offering of securities that was not registered or qualified under federal or state securities laws.

In November of 2008, the SEC instituted cease and desist proceedings, pursuant to Section 8A of the Securities Act, against PMI.  In connection with such proceedings, PMI agreed to a settlement with the SEC and consented to the entry of a Cease and Desist order, in which PMI neither admitted nor denied liability, which was approved by the SEC on November 20, 2008.  The Cease and Desist order included a finding that PMI violated the registration requirements of the Securities Act, and required that PMI cease and desist from committing or causing any violations or any future violations.

On April 21, 2009, PMI and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between PMI and the states in which PMI offered promissory notes for sale prior to November 2008. The consent order involves payment by PMI of up to an aggregate of $1.0 million in penalties, which have been allocated among the states based on PMI’s promissory note sale transaction volume in each state prior to November 2008.  A state that enters into a consent order receives its portion of the $1 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of PMI’s promissory note sale activities prior to November 2008.  Penalties are paid promptly after a state enters into a consent order.  NASAA has recommended that each state enter into a consent order.  However, no state is obliged to do so, and there is no deadline by which a state must make its decision.  PMI is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order.  If a state does not enter into a consent order, it is free pursue its own remedies against PMI, subject to any applicable statute of limitations.  As of December 31, 2012, PMI had entered into consent orders with 34 states and has paid an aggregate of $466,017 in penalties to those states.

As of December 31, 2012 and December 31, 2011, PMI had accrued approximately $248,000 and $277,000, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies.  The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state using PMI’s originations from inception through November 2008.  A weighting was then applied by state to each state that has not entered into a consent order to assign a likelihood that the penalty will be claimed.  In estimating the probability of a claim being made by a state, PMI considered factors such as the standard terms of the consent order; whether the state ever gave any indication of concern regarding the sale of  promissory notes through PMI’s prior platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against PMI; whether the penalty is sufficient to compensate a state for the cost of processing the consent order; and finally the impact that current economic conditions have had on state governments.  PMI will continue to evaluate this accrual and related assumptions as new information becomes known.

On November 26, 2008, plaintiffs, Christian Hellum, William Barnwell and David Booth, individually and on behalf of all other plaintiffs similarly situated, filed a class action lawsuit against PMI, and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California.  The suit was brought on behalf of all promissory note purchasers on PMI’s online lending platform from January 1, 2006 through October 14, 2008.  The lawsuit alleges that PMI offered and sold unqualified and unregistered securities in violation of the California and federal securities laws.  The lawsuit seeks class certification, damages and the right of rescission against PMI and the other named defendants, as well as treble damages against PMI and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest.

On February 25, 2011, the plaintiffs filed a Third Amended Complaint, which removed David Booth as a plaintiff and added Brian Russom and Michael Del Greco as plaintiffs.  The new plaintiffs are representing the same class and prosecuting the same claims as the previously named plaintiffs.  On February 29, 2012, the court issued a procedural order granting the plaintiffs’ motion for class certification.  On October 4, 2012, PMI and the other named defendants filed a motion for summary judgment seeking dismissal of the suit.  On January 17, 2013, the motion for summary judgment was denied.

PMI’s insurance carrier with respect to the class action lawsuit, Greenwich Insurance Company (“Greenwich”), denied coverage.  On August 21, 2009, PMI filed suit against Greenwich in the Superior Court of California, County of San Francisco, California.  The lawsuit sought a declaration that PMI was entitled to coverage under its policy with Greenwich for losses arising out of the class action lawsuit as well as damages and the award of attorneys’ fees and pre-judgment and post-judgment interest.

On January 26, 2011, the court issued a final statement of decision finding that Greenwich had a duty to defend the class action lawsuit, and requiring that Greenwich pay PMI's past and future defense costs in the class action suit up to $2 million.  Greenwich subsequently made payments to PMI in the amount of $2 million to reimburse PMI for the defense costs it had incurred in the class action suit. On July 1, 2011, PMI and Greenwich entered into a Stipulated Order of Judgment pursuant to which PMI agreed to dismiss its remaining claims against Greenwich.  On August 12, 2011, Greenwich filed a notice of appeal of the court's decision regarding Greenwich’s duty to defend up to $2 million.  On July 16, 2012, the California Court of Appeal affirmed the trial court’s decision. On October 22, 2012 Greenwich made an additional payment of $142,585 to PMI for pre-judgment interest. As a result, Greenwich has now satisfied its obligations with respect to PMI’s defense costs for the Hellum suit.

PMI intends to vigorously defend the class action lawsuit.  PMI cannot, however, presently determine or estimate the final outcome of the lawsuit, and there can be no assurance that it will be finally resolved in PMI’s favor.  If the class action lawsuit is not resolved in PMI’s favor, PMI might be obliged to pay damages, and might be subject to such equitable relief as a court may determine.

As a result of PMI’s prior operations, a lender member who holds a PMI Borrower Loan originated on the platform prior to October 15, 2008 may be entitled to rescind her purchase and be paid the unpaid principal amount of her PMI Borrower Loan, plus statutory interest.  PMI has not recorded an accrued loss contingency in respect of this contingent liability, although it intends to continue to monitor the situation.  Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation; however, the statute of limitations periods under state laws may extend for a longer period of time.  Under the Administration Agreement, PMI is generally responsible for overseeing the operation of the platform on Prosper Funding’s behalf.  If a significant number of PMI’s former lender members sought rescission, or if the class action securities lawsuit is successful, PMI’s ability to perform its obligations under the Administration Agreement may be adversely affected and, in such event, Prosper Funding’s ability to continue to make payments on the Notes could be materially impaired.

PMI has incurred operating losses since inception and anticipates that it will continue to incur net losses through at least December 31, 2013.

PMI has incurred operating losses since its inception and anticipates that it will continue to incur net losses for a number of years as it grows its business.  For the twelve months ended December 31, 2012 and 2011 PMI had negative cash flows from operations of $16.2 million and $9.8 million, respectively.  Additionally, from its inception through December 31, 2012, PMI had an accumulated deficit of $76.9 million.

PMI has financed its operations to date primarily with proceeds from the sale of equity securities.  At December 31, 2012, PMI had approximately $3.3 million in unrestricted cash and cash equivalents and short term investments.  PMI is dependent upon raising additional capital or debt financing to fund its current operating plan.  PMI’s failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flow from operations could adversely affect its ability to perform its obligations under the Administration Agreement and, in such event, Prosper Funding’s ability to continue to make payments on the Notes could be materially impaired.

You should rely only on statements made in Prosper Funding and PMI’s current prospectus in determining whether to purchase Securities and not on any statements or information contained in two articles from April 2009 discussing PMI and the operation of the platform.

Information about PMI was published in an April 28, 2009 article in The Wall Street Journal entitled “Relaunched:  Prosper has Opened Its Market to Financial Institutions” and an August 28, 2009 article in BusinessWeek entitled “Peer-to-Peer Lending for Banks, Too?”  The articles discussed the anticipated re-launch of the platform by PMI’s wholly owned subsidiary, Prosper Loans Marketplace, Inc., or “Prosper CA,” pursuant to an exemption from the registration requirements provided by Section 3(a)(11) of the Securities Act.  The offering of borrower payment dependent notes was limited solely to lenders residing in California. PMI ceased offering notes pursuant to this exemption on May 8, 2009 and no notes were sold to lender members pursuant to this offering.  The articles principally focused on the offering of borrower payment dependent notes, which were dependent for payment on pre-existing loans listed by financial institutions registered with PMI.  Neither Prosper Funding nor PMI is offering notes dependent for payment on payments either entity receives on pre-existing loans listed by financial institutions.  The articles also discussed historical rates of return and default risks that are not included in the current prospectus, and did not disclose many of the related risks and uncertainties described in the current prospectus. As a result, you should not rely on the information contained in these articles and should rely only on the information contained in Prosper Funding and PMI’s current prospectus in making your investment decision.  You should carefully evaluate all of the information in the current prospectus, including the risks described in the Risk Factors section and throughout the rest of the prospectus.  Prosper Funding and PMI’s current prospectus can be found at www.prosper.com/prospectus.

Prosper Funding and PMI both have limited operating histories.  As online companies in the early stages of development, Prosper Funding and PMI face increased risks, uncertainties, expenses and difficulties.

As the number of borrowers, lender members and borrower loans originated on the platform increases, PMI will need to increase its facilities, personnel and infrastructure in order to accommodate the anticipated greater obligations on it under the Administration Agreement as the result of the anticipated greater servicing obligations and demands on the platform.  PMI must constantly add new hardware and update its software and the platform, expand customer support services, and add new employees to maintain the operations of the platform as well as to satisfy its servicing obligations on the borrower loans and the Notes and its other obligations under the Administration Agreement.  If PMI is unable to increase the capacity of the platform and maintain the necessary infrastructure to perform its duties under the Administration Agreement, Prosper Funding, or one or more other third-party service providers engaged by Prosper Funding, will have to perform the duties otherwise performed by PMI, and you may experience delays in receipt of payments on your Notes and periodic downtime of the platform.

Prosper Funding is a new company and has no independent operating history.

Prosper Funding is a newly formed limited purpose vehicle with no independent operating history.  On February 1, 2013, PMI made an additional capital contribution to Prosper Funding in excess of $3 million, which Prosper Funding believes will be sufficient to meet its reasonably anticipated obligations during the first six months of operations, including its indemnification and repurchase obligations.  Under the Administration Agreement, Prosper Funding is entitled to receive a license fee from PMI for granting PMI a non-exclusive, worldwide license to access and use the platform.  The license fee is payable on the last business day of each month and shall equal the product of $150.00 and the number of borrower listings posted on the platform on any given month, provided that on the last business day of each calendar year during the term of the license on or after 2013, PMI shall also pay Prosper Funding an additional amount equal to zero or the difference, if positive, between $2,500,000 and the aggregate amounts paid through such date in respect of such monthly license fee amounts already paid through such date during such calendar year.  In addition, Prosper Funding will earn servicing fees in relation to the servicing of the borrower loans and Notes that it will retain from collections on the borrower loans.  The licensing fees and servicing fees received by Prosper Funding are projected to substantially exceed the fees it will pay to PMI for services rendered by PMI under the Administration Agreement and its other current obligations pursuant to its agreements with other third parties.  After Prosper Funding’s first six months of operations, it believes this fee income will be sufficient to cover its reasonably anticipated obligations.  While Prosper Funding believes that it will be adequately capitalized to meet its foreseeable obligations, and that its fee income will be sufficient to meet its ongoing operating costs, its financial resources will be limited and could prove to be insufficient.  In addition, Prosper Funding has no employees and will rely on PMI, as servicer, or other third-party service providers, to perform most of its day-to-day operations.  While Prosper Funding generally expects the platform to present the same risks it presented when PMI operated the platform, the lack of Prosper Funding’s own employees, its limited operating history, and capitalization that is less than that of PMI could make it more difficult for Prosper Funding to operate at a level that will be sustainable.  Absent the services to be provided to Prosper Funding by PMI pursuant to the Administration Agreement, Prosper Funding’s risk management process, ability to predict loss rates and the general operation of the platform would have a thinner margin for error than does PMI.

The market in which Prosper Funding participates is competitive and, if it does not compete effectively, its operating results could be harmed.

The consumer lending market is competitive and rapidly changing.  With the introduction of new technologies and the influx of new entrants, Prosper Funding expects competition to persist and intensify in the future, which could harm Prosper Funding’s ability to increase volume on the platform.

Prosper Funding’s principal competitors include major banking institutions, credit unions, credit card issuers and other consumer finance companies, as well as other peer-to-peer lending platforms, including LendingClub.  Competition could result in reduced volumes, reduced fees or the failure of the platform to achieve or maintain more widespread market acceptance, any of which could harm Prosper Funding’s business.  In addition, in the future Prosper Funding may experience new competition from more established Internet companies, such as eBay Inc., Google Inc., or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels.  If any of these companies or any major financial institution decided to enter the peer-to-peer lending business, acquire one of Prosper Funding’s existing competitors or form a strategic alliance with one of Prosper Funding’s competitors, Prosper Funding’s ability to compete effectively could be significantly compromised and its operating results could be harmed.

Most of Prosper Funding’s current or potential competitors have significantly more financial, technical, marketing and other resources than Prosper Funding does and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels.  Prosper Funding’s potential competitors may also have longer operating histories, more extensive customer bases, greater brand recognition and broader customer relationships than Prosper Funding has.  These competitors may be better able to develop new products, to respond quickly to new technologies and to undertake more extensive marketing campaigns.  Prosper Funding’s industry is driven by constant innovation.  If Prosper Funding is unable to compete with such companies and meet the need for innovation, the use of the platform could stagnate or substantially decline.

If Prosper Funding fails to promote and maintain its brand in a cost-effective manner, it may lose market share and its revenue may decrease.

To succeed, Prosper Funding must increase transaction volumes on the platform by attracting a large number of borrowers and lender members in a cost-effective manner, many of whom have not previously participated in peer-to-peer lending.  If Prosper Funding is not able to attract qualified borrowers and sufficient lender members purchase commitments, it will not be able to increase its transaction volumes.  Prosper Funding believes that developing and maintaining awareness of its brand in a cost-effective manner is critical to achieving widespread acceptance of the platform and attracting new borrower and lender members.  Furthermore, it believes that the importance of brand recognition will increase as competition in the peer-to-peer lending industry increases.  Successful promotion of its brand will depend largely on the effectiveness of marketing efforts and the member experience on the platform.  These brand promotion activities may not yield increased revenues.  If Prosper Funding fails to successfully promote and maintain its brand, it may lose its existing members to competitors or be unable to attract new members, which would cause its revenue to decrease and may impair its ability to maintain the platform.

Prosper Funding and PMI are subject to extensive federal, state and local regulation that could adversely impact their ability to service the borrower loans.

Prosper Funding and PMI are subject to extensive federal, state and local regulation, non-compliance with which could have a negative impact on their ability to service the Notes, provide a trading market for the Notes, or maintain the platform.

Additionally, PMI holds lending licenses, collections licenses or similar authorizations in 20 states, all of which have the authority to supervise and examine PMI’s activities.  Prosper Funding holds a consumer lending license in 1 state, which has the authority to supervise and examine Prosper Funding’s activities.  Because Prosper Funding currently relies on PMI, pursuant to the Administration Agreement, to oversee the operation of the platform on its behalf, if PMI does not comply with applicable laws, PMI could lose one or more of these licenses or authorizations, which may have an adverse effect on Prosper Funding’s ability to continue to perform its servicing obligations or maintain the platform.  See “Government Regulation—Regulation and Consumer Protection Laws” for more information.

The Federal Fair Debt Collection Practices Act and similar state debt collection laws regulate debt collection practices by “debt collectors” and prohibit debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding consumer loans.  While Prosper Funding obligates the collection agencies it uses to comply with applicable law in collecting borrower loans (and PMI has sought and will seek to comply with such law when it undertakes direct collection activity in relation to borrower loans and PMI Borrower Loans), it is possible that improper collection practices may occur that could adversely affect the collectability of particular borrower loans originated through the platform or could result in financial penalties or operating restrictions being imposed on Prosper Funding or PMI that adversely affect their ability to operate or perform their respective payment and other obligations.

Arrangements for back-up servicing are limited.  If PMI fails to maintain operations or the Administration Agreement is rejected or terminated (in bankruptcy or otherwise), you may experience a delay and increased cost in respect of your expected principal and interest payments on your Notes, and Prosper Funding may be unable to collect and process repayments from borrowers.

If PMI were to become subject to a bankruptcy proceeding, PMI may have the right to assume or reject the Administration Agreement between Prosper Funding and PMI (or the loan servicing provisions thereof) because a bankruptcy court may disallow termination of the Administration Agreement (or the loan servicing provisions thereof).  If PMI elected to continue to perform under the Administration Agreement (or the loan servicing provisions thereof) without expressly assuming it or elected to assume the Administration Agreement (or the loan servicing provisions thereof), PMI would continue to perform its servicing obligations with respect to the borrower loans and the Notes.  If PMI were to continue as servicer during the pendency of its bankruptcy proceeding, depending on the facts and circumstances at the time, Prosper Funding would determine whether the creation of new borrower loans would continue to be facilitated and new Notes issued through the platform.  If PMI elected to reject the Administration Agreement (or the loan servicing provisions thereof), or if PMI was in default in performing its obligations thereunder, and PMI was unable to cure such default, the loan servicing provisions of the Administration Agreement (and likely also the other provisions thereof) would be terminated.  If the loan servicing provisions of the Administration Agreement are terminated for any reason, Prosper Funding would attempt to transfer the loan servicing obligations on the borrower loans and Notes to a third party pursuant to its contractual agreements with lender members.

Prosper Funding and PMI has entered into a back-up servicing agreement with a loan servicing company who is willing and able to transition servicing responsibilities from PMI.  There can be no assurance, however, that this back-up servicer will be able to adequately perform the servicing of the outstanding borrower loans.  If this back-up servicer assumes the servicing of the borrower loans, the back-up servicer may impose additional servicing fees, reducing the amounts available for payments on the Notes.  Additionally, transferring these servicing obligations to the back-up servicer, particularly if such transfer is made when PMI is in bankruptcy and already defaulting in performance of its obligations under the Administration Agreement, may result in delays in the processing of collections on borrower loans and information with respect to amounts owed on borrower loans or, if the platform becomes inoperable, may prevent the back-up servicer from servicing the borrower loans and making principal and interest payments on the Notes.  If the back-up servicer is not able to service the borrower loans effectively, your ability to receive principal and interest payments on your Notes may be substantially impaired, even if your portfolio of Notes is well diversified and the corresponding borrower loans are paying on schedule.

In addition, it is unlikely that the back-up servicer would be able to perform functions other than servicing the outstanding borrower loans and Notes.  For instance, the back-up servicer likely would not be able to facilitate the creation of new loans through the platform, manage Prosper Funding’s marketing efforts or maintain the relationship with FOLIOfn Investments, Inc. necessary to ensure continued operation of the Note Trader Platform.  Prosper Funding believes that it could find one or more other parties who could perform these and any other functions necessary to fully operate the platform in the absence of PMI.  However, it could take some time to find another such party or parties who could perform the necessary functions and it could take such party or parties additional time to become comfortable with the operation of the platform.

Moreover, PMI owns and did not transfer to Prosper Funding ownership of the computer hardware that it currently uses to host and maintain the website or agreements with third parties relating to the hosting and maintenance of the website.  Although PMI’s retention of such hardware and agreements should not bear on a bankruptcy court’s analysis of the legal separateness of PMI and Prosper Funding (or their respective assets and liabilities), the cessation of or substantial reduction of the day-to-day operations of PMI (because of or during its bankruptcy or otherwise) would materially impair and delay the ability of Prosper Funding or a back-up service provider to retrieve data and information in the possession of PMI and to operate the platform or elements thereof relevant to loan and Note servicing.

Any such delay or impairment that did not affect existing Note holders, because Prosper Funding or its back-up servicer proves able to continue servicing outstanding loans and Notes, could nonetheless delay Prosper Funding’s ability to facilitate the creation of new loans and issue new Notes through the platform, which could adversely affect Prosper Funding’s finances and customer relationships.

The proprietary technology that makes operation of the platform possible is not protected by any patents.  It may be difficult and costly for Prosper Funding to protect its intellectual property rights in relation thereto, or to continue to develop or obtain new technologies, which could adversely affect its ability to operate competitively.

PMI developed the platform and owned the proprietary technology that makes operation of the platform possible.  Such proprietary technology consists of proprietary technologies, processes, know-how, and other information that may not be patentable.  One example of this kind of technology is the Prosper Rating system that has been developed by PMI and will be transferred to PFL.  On February 1, 2013, PMI transferred ownership of the platform, including the proprietary technology and all of the rights related to the operation of the platform, to Prosper Funding.  Prosper Funding’s ability to maintain the platform depends, in part, upon this proprietary technology.  Both Prosper Funding and PMI intend to vigorously protect proprietary interests in such technology.  Despite their best efforts, however, Prosper Funding or PMI may not protect the proprietary technology effectively, which would allow competitors to duplicate their products and adversely affect Prosper Funding and PMI’s ability to compete.  A third party may attempt to reverse engineer or otherwise obtain and use the proprietary technology without Prosper Funding’s consent.  In addition, the platform may infringe upon claims of third-party patents and Prosper Funding or PMI may face intellectual property challenges from such other parties.  Prosper Funding or PMI may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes.  Furthermore, the technology may become obsolete, and there is no guarantee that Prosper Funding will be able to successfully develop, obtain or use new technologies to adapt the platform to compete with other peer-to-peer lending platforms.  If Prosper Funding cannot protect the proprietary technology embodied in and used by the platform from intellectual property challenges, or if the platform becomes obsolete, its ability to maintain the platform and perform its servicing obligations could be adversely affected and, in such event, its ability to continue to make payments on the Notes could be materially impaired.

Prosper Funding relies on a third-party commercial bank to process transactions.  If Prosper Funding is unable to continue utilizing these services, its business and ability to service the Notes may be adversely affected.

Because Prosper Funding is not a bank, it cannot belong to or directly access the Automated Clearing House (ACH) payment network.  As a result, it currently relies on an FDIC-insured depository institution to process its transactions.  If Prosper Funding cannot continue to obtain such services from this institution or elsewhere, or if it cannot transition to another processor quickly, its ability to process payments will suffer and your ability to receive principal and interest payments on the Notes will be delayed or impaired.

If the security of Prosper Funding’s lender members’ and borrower members’ confidential information stored in Prosper Funding or PMI’s systems is breached or otherwise subjected to unauthorized access, your secure information may be stolen, Prosper Funding and PMI’s reputations may be harmed, and they may be exposed to liability.

As with any entity with a significant Internet presence, Prosper Funding, PMI and the third party that PMI uses for website hosting occasionally have experienced cyber-attacks, attempts to breach their systems and other similar incidents, none of which have been successful.  The platform stores Prosper Funding’s lender members’ and borrower members’ bank information and other personally-identifiable sensitive data.  Any accidental or willful security breaches or other unauthorized access could cause your secure information to be stolen and used for criminal purposes.  Security breaches or unauthorized access to secure information could also expose Prosper Funding or PMI to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity.  If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the relevant software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any lender members’ or borrower members’ data, Prosper Funding’s relationships with its members will be severely damaged, and it (or PMI) could incur significant liability.  Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, Prosper Funding, PMI and PMI’s third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures.  In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data.  These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause Prosper Funding’s members to lose confidence in the effectiveness of its and PMI’s data security measures.  Any security breach, whether actual or perceived, would harm Prosper Funding and PMI’s reputations, and Prosper Funding could lose members.

Any significant disruption in service on the platform or in PMI’s computer systems could adversely affect PMI’s ability to perform its obligations under the Administration Agreement.

PMI’s ability to perform its obligations under the Administration Agreement could be materially and adversely affected by events outside of its control.  The satisfactory performance, reliability and availability of PMI’s technology and its underlying network infrastructure are important to Prosper Funding and PMI’s respective operations, level of customer service, reputation and ability to attract new members and retain existing members.  PMI’s system hardware is hosted in a hosting facility located in San Francisco, California, owned and operated by Digital Realty Trust.  PMI also maintains an off-site backup system located in Las Vegas, Nevada.  Digital Realty Trust does not guarantee that access to the platform or to PMI’s own systems will be uninterrupted, error-free or secure.  The operation of the platform and PMI’s operation of its own systems depend on Digital Realty Trust’s ability to protect the relevant systems in Digital Realty Trust’s facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity or other environmental concerns, computer viruses or other attempts to harm them, criminal acts and similar events.  If PMI’s arrangement with Digital Realty Trust is terminated, or there is a lapse of service or damage to Digital Realty Trust’s facilities, PMI could experience interruptions in providing its services under the Administration Agreement, Prosper Funding could experience interruptions in the operations of the platform, and both could experience delays and additional expense in arranging new facilities.  Any interruptions or delays in PMI’s performance of its services or in the functioning of and accessibility of the platform, whether as a result of Digital Realty Trust or other third-party error, PMI’s error, natural disasters or security breaches, whether accidental or willful, could harm Prosper Funding’s relationships with its members and its reputation.  Additionally, in the event of damage or interruption, PMI’s insurance policies may not be sufficient for PMI to adequately compensate Prosper Funding for any losses that it may incur.  PMI’s disaster recovery plan has not been tested under actual disaster conditions, and PMI may not have sufficient capacity to recover all data and services in the event of an outage at the Digital Realty Trust facility.  These factors could prevent PMI from processing or posting payments on the borrower loans or the Notes, damage Prosper Funding’s brand and reputation, divert the attention of PMI’s employees, reduce Prosper Funding’s revenue, subject PMI or Prosper Funding to liability and cause members to abandon the platform, any of which could adversely affect PMI and Prosper Funding’s respective businesses, financial condition and results of operations.

The platform may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

The platform may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.  If a “hacker” were able to infiltrate the platform, you would be subject to the increased risk of fraud or borrower identity theft and may experience losses on, or delays in the recoupment of amounts owed on, a fraudulently induced purchase of a Note.  Additionally, if a hacker were able to access Prosper Funding or PMI’s secure files, he or she might be able to gain access to your personal information.  While Prosper Funding and PMI have taken steps to prevent such activity from affecting the platform, if they are unable to prevent such activity, the value of your investment in the Notes could be adversely affected.

Competition for PMI’s employees is intense, and PMI may not be able to attract and retain the highly skilled employees it needs to perform under the Administration Agreement.

Competition for highly skilled technical and financial personnel is extremely intense.  PMI may not be able to hire and retain these personnel at compensation levels consistent with its existing compensation and salary structure.  Many of the companies with which PMI competes for experienced employees have greater resources than PMI has and may be able to offer more attractive terms of employment.

In addition, PMI invests significant time and expense in training its employees, which increases their value to competitors who may seek to recruit them.  If PMI fails to retain its employees, it could incur significant expenses in hiring and training their replacements and the quality of its services and its ability to serve borrowers and lender members could diminish, resulting in a material adverse effect on its ability to perform its obligations under the Administration Agreement and, in such event, Prosper Funding’s ability to continue to make payments on the Notes could be materially impaired.

PMI’s growth could strain its personnel resources and infrastructure, and if PMI is unable to implement appropriate controls and procedures to manage its growth, this may adversely affect its ability to perform under the Administration Agreement.

PMI’s growth in headcount and operations since its inception has placed, and will continue to place, to the extent that PMI is able to sustain such growth, a significant strain on its management and its administrative, operational and financial reporting infrastructure.

PMI’s success will depend in part on the ability of its senior management effectively to manage the growth it achieves.  To do so, PMI must continue to hire, train and manage new employees as needed.  If PMI’s new hires perform poorly, or if PMI is unsuccessful in hiring, training, managing and integrating new employees, or if PMI is not successful in retaining its existing employees, its ability to perform under the Administration Agreement may be impaired.  To manage the expected growth of PMI’s operations and personnel, PMI will need to continue to improve its operational and financial controls and update its reporting procedures and systems.  The addition of new employees and the system development that PMI anticipates will be necessary to manage its growth will increase PMI’s cost base, which will make it more difficult for PMI to offset any future revenue shortfalls by reducing expenses in the short term.  If PMI fails to successfully manage its growth, it will be unable to execute its business plan and its ability to perform under the Administration Agreement may be impaired.

Purchasers of Notes will have no control over Prosper Funding or PMI and will not be able to influence their corporate matters.

Prosper Funding is not offering and will not offer equity interests in its company.  Lender members who purchase Notes offered through the platform will have no equity interest in Prosper Funding or in PMI and no ability to vote on or influence their decisions.  As a result, PMI, which owns all of Prosper Funding’s outstanding equity interests, will continue to have sole control over Prosper Funding’s governance matters, subject to the presence of Prosper Funding’s independent directors, whose consent will be required before Prosper Funding can take certain extraordinary actions, and subject to the limitations specified in Prosper Funding’s organizational documents and the indenture.  See “Item 1. Business—Information About Prosper Funding and Prosper Marketplace, Inc.” for more information.

Neither the Notes nor the indenture restrict Prosper Funding or PMI’s ability to incur additional indebtedness.  Any additional debt Prosper Funding or PMI incurs may increase their respective risk of bankruptcy, which could impair your ability to receive the principal and interest payments you expect to receive on your Notes.

If Prosper Funding or PMI incur additional debt after the Notes are issued, it may adversely affect each entity’s creditworthiness generally, and could result in financial distress, insolvency, or bankruptcy.  As discussed above, the financial distress, insolvency or bankruptcy of Prosper Funding or PMI could impair your ability to receive the principal and interest payments you expect to receive on your Notes.

Events beyond Prosper Funding and PMI’s control may damage their ability to maintain adequate records, maintain the platform or perform the servicing obligations.  If such events result in a system failure, your ability to receive principal and interest payments on the Notes would be substantially harmed.

If a catastrophic event resulted in a platform outage and physical data loss, Prosper Funding’s ability (and PMI’s ability as servicer under the Administration Agreement) to perform its servicing obligations would be materially and adversely affected.  Such events include, but are not limited to, fires, earthquakes, terrorist attacks, natural disasters, computer viruses and telecommunications failures.  In addition, PMI is responsible for storing back-up records related to the operation of the platform in offsite facilities located in San Francisco, California and Las Vegas, Nevada.  If PMI’s electronic data storage and back-up data storage system are affected by such events, Prosper Funding’s ability (and PMI’s ability as servicer under the Administration Agreement) to perform its servicing obligations could be materially and adversely affected.  In the event of any platform outage or physical data loss described in this paragraph, Prosper Funding cannot guarantee that you would be able to recoup your investment in the Notes.

Prosper Funding is an “emerging growth company” under the JOBS Act of 2012, and it cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make the Notes less attractive to investors.

Prosper Funding is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, it is eligible for certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  Prosper Funding will remain an emerging growth company until the earliest of: (i) the first fiscal year after it has revenue in excess of $1 billion, (ii) the beginning of the sixth fiscal year after its first registered sale of common equity securities in an initial public offering, (iii) the date upon which it has issued in excess of $1 billion of non-convertible debt during the previous three-year period, or (iv) the date on which it would be deemed a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Prosper Funding cannot predict if investors will find the Notes less attractive because it may rely on these exemptions.

Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, Prosper Funding has elected to “opt out” of this extended transition period, and as a result, it will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-”emerging growth companies.” Its decision to opt out of the extended transition period is irrevocable.

RISKS RELATING TO COMPLIANCE AND REGULATION

The platform represents a novel approach to borrowing and lending that may fail to comply with federal and state securities laws, borrower protection laws, such as state lending laws, federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Fair Debt Collection Practices Act, and the state counterparts to such consumer protection laws.  Borrowers may dispute the enforceability of their obligations under borrower or consumer protection laws after collection actions have commenced, or otherwise seek damages under these laws.  Lenders may attempt to rescind their Note purchases under securities laws.  Compliance with such regulatory regimes is also costly and burdensome.

The platform represents a novel program that must comply with regulatory regimes applicable to consumer credit transactions as well as with regulatory regimes applicable to securities transactions.  The novelty of the platform means compliance with various aspects of such laws is untested.  Certain state laws generally regulate interest rates and other charges and require certain disclosures, and also require licensing for certain activities.  In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of borrower loans on the platform.  The platform is also subject to other laws, such as:

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

•	the Federal Fair Credit Reporting Act, which regulates the use and reporting of information related to each applicant’s credit history;

•
the Federal Fair Debt Collection Practices Act, which regulates debt collection practices by “debt collectors” and prohibits debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding consumer loans;

•	state counterparts to the above consumer protection laws; and

•	state and federal securities laws, which require that any non-exempt offers and sales of the Securities be registered.

Prosper Funding and PMI may not always be in compliance with these laws.   Borrowers may make counterclaims regarding the enforceability of their obligations under borrower or consumer protection laws after collection actions have commenced, or otherwise seek damages under these laws.  Lenders may attempt to rescind their Note purchases under securities laws, and Prosper Funding or PMI’s failure to comply with such laws could also result in civil or criminal liability.  For example, in 2010 and 2011 PMI failed to timely renew its applications to offer and sell its borrower payment dependent notes in several states, resulting in $75,800 in penalties in five states, and the repurchase of $21,900 of Notes from Florida residents pursuant to a rescission offer.  Compliance with these requirements is also costly, time-consuming and limits operational flexibility.  See “Government Regulation—Regulation and Consumer Protection Laws” for more information.

Noncompliance with laws and regulations may impair PMI’s ability to facilitate the origination of or service borrower loans.

Generally, failure to comply with applicable laws and regulatory requirements may, among other things, limit Prosper Funding’s, PMI’s or a collection agency’s ability to collect all or part of the principal amount of or interest on the borrower loans on which the Notes are dependent for payment.  In addition, non-compliance could subject Prosper Funding or PMI to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm Prosper Funding’s business and ability to maintain the platform and may result in borrowers rescinding their borrower loans.

Where applicable, Prosper Funding and PMI seek to comply with state lending, servicing and similar statutes.  In all U.S. jurisdictions with licensing or other requirements that Prosper Funding and PMI believe may be applicable to the platform, Prosper Funding and PMI have obtained any necessary licenses or comply with the relevant requirements.  Nevertheless, if Prosper Funding or PMI are found to not comply with applicable laws, Prosper Funding or PMI could lose one or more of their licenses or face other sanctions, which may have an adverse effect on PMI’s ability to continue to facilitate the origination of borrower loans through the platform, and on Prosper Funding or PMI’s ability to perform servicing obligations or make the platform available to borrowers in particular states, which may impair your ability to receive the payments of principal and interest on your Notes that you expect to receive.  See “Government Regulation—Regulation and Consumer Protection Laws—State and Federal Laws and Regulations” for more information.

Prosper Funding and PMI rely on PMI’s agreement with WebBank, pursuant to which WebBank originates loans to qualified borrower members on a uniform basis throughout the United States, and Prosper Funding’s agreement with WebBank, pursuant to which WebBank sells and assigns those loans to Prosper Funding.  If either Prosper Funding or PMI’s relationship with WebBank were to end, Prosper Funding may need to rely on individual state lending licenses to originate borrower loans.

Borrower loan requests take the form of an application to WebBank submitted through the platform.  WebBank currently makes all loans to borrowers through the platform, which allows the platform to be available to borrowers on a uniform basis throughout the United States.  If Prosper Funding and PMI’s relationship with WebBank were to end or if WebBank were to cease operations, Prosper Funding may need to rely on individual state lending licenses to originate borrower loans.  Because Prosper Funding currently possesses only one state lending license, it might be forced to limit the rates of interest charged on borrower loans in some states and it might not be able to originate loans in some states altogether.  It also may face increased costs and compliance burdens if the agreements with WebBank are terminated.

Several lawsuits have sought to recharacterize certain loan marketers and other originators as lenders.  If litigation or a regulatory enforcement action on similar theories were successful against Prosper Funding or PMI, borrower loans originated through the platform could be subject to state consumer protection laws and licensing requirements in a greater number of states.

Several lawsuits have brought under scrutiny the association between high-interest “payday loan” marketers and out-of-state banks.  These lawsuits assert that payday loan marketers use out-of-state lenders in order to evade the consumer protection laws imposed by the states where they do business.  Such litigation has sought to recharacterize the loan marketer as the lender for purposes of state consumer protection law restrictions.  Similar civil actions have been brought in the context of gift cards.  Prosper Funding and PMI believe that their activities are distinguishable from the activities involved in these cases.

Nevertheless, if Prosper Funding or PMI were recharacterized as the lender of borrower loans, such a recharacterization could render those loans voidable or unenforceable in whole or in part.  In addition, Prosper Funding and PMI could be subject to claims by borrowers, as well as enforcement actions by regulators.  Even if Prosper Funding or PMI were not required to cease doing business with residents of certain states or to change their business practices to comply with applicable laws and regulations, they could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on them.  To date, no actions have been taken or threatened against Prosper Funding or PMI on the theory that either has engaged in unauthorized lending.  However, such actions could have a material adverse effect on Prosper Funding or PMI’s businesses.

As Internet commerce develops, federal and state governments may draft and propose new laws to regulate Internet commerce, which may negatively affect Prosper Funding and PMI’s businesses.

As Internet commerce continues to evolve, increasing regulation by federal and state governments becomes more likely.  Prosper Funding and PMI’s businesses could be negatively affected by the application of existing laws and regulations or the enactment of new laws applicable to peer-to-peer lending.  The cost to comply with such laws or regulations could be significant and would increase Prosper Funding and PMI’s operating expenses, and Prosper Funding and PMI may be unable to pass along those costs to Prosper Funding’s members in the form of increased fees.  In addition, federal and state governmental or regulatory agencies may decide to impose taxes on services provided over the Internet.  These taxes could discourage the use of the Internet as a means of consumer lending, which would adversely affect the viability of the platform.

Prosper Funding and PMI’s legal compliance burdens and costs have significantly increased as a result of operating as public companies.  Prosper Funding and PMI’s respective managements are required to devote substantial time to compliance matters.

As a result of being public reporting companies, Prosper Funding and PMI’s respective managements and other personnel devote a substantial amount of time to SEC reporting compliance requirements, and Prosper Funding and PMI’s legal, accounting and other financial and compliance expenses are significantly greater than companies of a similar size.

If Prosper Funding or PMI is required to register under the Investment Company Act, their ability to conduct business could be materially adversely affected.

The Investment Company Act of 1940, or the “Investment Company Act,” contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities.  Prosper Funding and PMI believe PMI has conducted its business, and Prosper Funding intends to conduct its business, in a manner that does not result in being characterized as an investment company.  If, however, Prosper Funding is deemed to be an investment company under the Investment Company Act, it may be required to institute burdensome compliance requirements and its activities may be restricted, which would materially adversely affect its business, financial condition and results of operations.  Any determination that PMI is an investment company under the Investment Company Act similarly could impair its ability to perform its obligations under the Administration Agreement and thereby impair Prosper Funding’s ability to make payments on the Notes.  If Prosper Funding or PMI were deemed to be an investment company, Prosper Funding or PMI may also attempt to seek exemptive relief from the SEC, which could impose significant costs and delays on their businesses.

If Prosper Funding or PMI is required to register under the Investment Advisers Act, their ability to conduct business could be materially adversely affected.

The Investment Advisers Act of 1940, or the “Investment Advisers Act,” contains substantive legal requirements that regulate the manner in which “investment advisers” are permitted to conduct their business activities.  Prosper Funding believes that its business consists of providing a platform for peer-to-peer lending for which investment adviser registration and regulation do not apply under applicable federal or state law, and does not believe that it is required to register as an investment adviser with either the SEC or any of the various states. The SEC or a state securities regulator could reach a different conclusion, however.   Registration as an investment adviser could adversely affect Prosper Funding’s method of operation and revenues. For example, the Investment Advisers Act requires that an investment adviser act in a fiduciary capacity for its clients.  Among other things, this fiduciary obligation requires that an investment adviser manage a client’s portfolio in the best interests of the client, have a reasonable basis for its recommendations, fully disclose to its client any material conflicts of interest that may affect its conduct and seek best execution for transactions undertaken on behalf of its client.  It could be difficult for Prosper Funding to comply with this obligation without meaningful changes to its business operations, and there is no guarantee that it could do so successfully.  If Prosper Funding were ever deemed to be in non-compliance with applicable investment adviser regulations, it could be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders or other adverse consequences.  Similarly, any determination by regulators that PMI must register as an investment adviser could materially adversely affect PMI and impair its ability to continue to administer the platform on Prosper Funding’s behalf.

PMI’s previous administration of an automated bidding plan system and the administration of Quick Invest by PMI under its previous offering and by Prosper Funding under its current offering, could create additional liability for PMI or Prosper Funding and such liability could be material.

PMI’s former automated plan system allowed lender members to create their own automated bidding plans.  By creating such a plan, a lender member could have bids placed automatically on her behalf on loan listings that met loan criteria selected by her. In creating an automated bidding plan, the member could design those criteria herself, use a group of model criteria selected by PMI, or customize one of those groups of model criteria as she saw fit.   Each automated bidding plan consisted of a group of loan criteria, such as loan amount, minimum yield percentage, Prosper Rating, income and employment characteristics, group affiliations and debt-to-income ratio. That group of criteria was divided into sub-groups, each of which were referred to as a “slice.”  The specific loans on which the lender member bid through her automated bidding plan were determined by the criteria in each of her plan slices.  If a loan listing was posted that satisfied all of the criteria in any one of her plan slices, a bid would automatically be placed on the listing on her behalf.

On July 6, 2011, PMI replaced the former automated plan system with a new loan search tool, Quick Invest.  Under Quick Invest, lender members are no longer able to create automated plans and instead identify Notes that meet their investment criteria.  A lender using Quick Invest is asked to indicate (i) the Prosper Rating or Ratings she wishes to use as search criteria, (ii) the total amount she wishes to invest, and (iii) the amount she wishes to invest per Note. Quick Invest then compiles a basket of Notes for her consideration that meet her search criteria.  If the pool of Notes that meet her criteria exceeds the total amount she wishes to invest, Quick Invest selects Notes from the pool based on how far the listings corresponding to the Notes have progressed through the loan verification process, i.e., Notes from the pool that correspond to listings for which the loan verification process has been completed will be selected first.  If the pool of Notes that meet the lender member’s criteria and for which the loan verification process has been completed still exceeds the amount she wishes to invest, Quick Invest selects Notes from that pool based on the principle of first in, first out, i.e., the Notes from the pool with the corresponding listings that were posted on the website earliest will be selected first. If the member’s search criteria include multiple Prosper Ratings, Quick Invest divides her basket into equal portions, one portion representing each Prosper Rating selected. To the extent available Notes with these Prosper Ratings are insufficient to fill the lender’s order, the lender is advised of this shortfall and given an opportunity either to reduce the size of her order or to modify her search criteria to make her search more expansive.  The Auto Quick Invest feature allows lender members (i) to have Quick Invest searches run on their designated criteria automatically each time new listings are posted on the platform, and (ii) to place bids on any Notes identified by each such search. See “Item 1. Business—How to Bid to Purchase Notes—Quick Invest” for more information.

Since the Notes purchased through an automated plan or Quick Invest are the same as Notes purchased manually, they present the same risks of non-payment as all Notes that may be purchased through the platform.  For example, there is a risk that a loan identified through an automated plan or Quick Invest may become delinquent or default, and the estimated return and estimated loss for that loan individually, or the estimated loss or return for the plan or the basket of Notes selected by Quick Invest as a whole, may not accurately reflect the actual return or loss on such loan.  If this were to occur, a lender who purchased a note from PMI through an automated plan or Quick Invest could pursue a claim against PMI  in connection with its representations regarding the performance of the loans bid upon through the plan or Quick Invest, and a lender who purchases a Note from Prosper Funding through an automated plan or Quick Invest could pursue a claim against Prosper Funding in connection with its representations regarding the performance of the loans bid upon through the plan or Quick Invest.  An investor could pursue such a claim under various antifraud theories under federal and state securities law.  In addition, the SEC or an investor may take the position that the plans created pursuant to the automated bidding plan model involved the offer and sale of a separate security.  Since PMI did not register the automated bidding plans as separate securities, such a claim, if successful, could give investors who invested in notes through such plans a rescission right under state or federal law and possibly subject PMI to civil fines or criminal penalties under federal or state law.  If such a theory were sustained, PMI could be liable for sales through automated bidding plans that took place prior to July 6, 2011. To date, no actions have been taken or threatened against PMI on this theory.  However, such actions could have a material adverse effect on PMI’s business.

Investors who use the Quick Invest tool may face additional risk of funding loans that have been erroneously selected by Quick Invest.

Since it was first implemented by PMI in July 2011, the Quick Invest tool has experienced errors that affected 6,043 PMI Notes out of the 2,235,941 PMI Notes purchased.  Of the affected lenders and PMI Notes, 600 lenders and 2,053 PMI Notes were affected by the erroneous selection by Quick Invest of all possible search criteria; 28 lenders and 2,517 PMI Notes were affected by the erroneous use of inactive searches to purchase PMI Notes; 23 lenders and 96 PMI Notes were affected by an error that resulted in a search identifying every listing’s Prosper Score as a 10 (the best rating), regardless of the actual Prosper Score; 160 lenders and 1,209 PMI Notes were affected by an error that resulted in lenders who had multiple searches with overlapping criteria bidding on the same listing more than once even though the lender had also selected an option that was supposed to preclude them from investing in the same listing more than once; and 42 lenders and 168 PMI Notes were affected by a server failure that resulted in Quick Invest bidding on the same listing more than once.

In the event of any errors in Quick Invest that cause a lender to purchase a Note from Prosper Funding that such lender would not otherwise have purchased or that differs materially from the Note such lender would have purchased had there been no error, Prosper Funding will either repurchase the Note, indemnify the lender against losses suffered on that Note or cure such error.  See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI the Platform and Prosper Funding and PMI’s Ability to Service the Notes” for more information.

Prosper Funding and PMI may face liability under state and federal securities law for statements in this Annual Report and in other communications that could be deemed to be an offer to the extent that such statements are deemed to be false or misleading.

Loan listings and other borrower information available on Prosper Funding’s website as well as in sales and listing reports are statements made in connection with the purchase and sale of securities that are subject to the antifraud provisions of the Exchange Act and the Securities Act.  In general, these liability provisions provide a purchaser of the Securities with a right to bring a claim against Prosper Funding or PMI for damages arising from any untrue statement of material fact or failure to state a material fact necessary to make any statements made not misleading.  Even though Prosper Funding and PMI have advised you of what they believe to be the material risks associated with an investment in the Securities, the SEC or a court could determine that they have not advised you of all of the material facts regarding an investment in the Securities, which could give you the right to rescind your investment and obtain damages, and could subject Prosper Funding and PMI to civil fines or criminal penalties in addition to any such rescission rights or damages.

The activities of Prosper Funding and PMI in connection with the offer and sale of securities on the platform could result in potential violations of federal securities law and result in material liability to Prosper Funding and PMI.

Prosper Funding and PMI’s respective businesses are subject to federal and state securities laws that may limit the kinds of activities in which Prosper Funding and PMI may engage and the manner in which they engage in such activities.  For example, changes to the manner in which Prosper Funding offers and sells Notes or other securities on the platform could be viewed by the SEC or a state securities regulator as involving the creation or sale of new, unregistered securities.  In such circumstances, the failure to register such securities could subject Prosper Funding and PMI to liability and the amount of such liability could be meaningful.  In addition, PMI previously entered into a settlement with the SEC and consented to the entry of a Cease and Desist order that requires PMI to cease and desist from committing or causing any violations or any future violations of the securities laws.  Failure to comply with that order could result in material civil or criminal liability, which could materially adversely affect PMI’s business and Prosper Funding’s offering of Notes.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The information set forth in Item 1 under the caption “Item 1. Business—Information About Prosper Funding and Prosper Marketplace, Inc. —Facilities” is incorporated herein by reference.

Item 3. Legal Proceedings

The information set forth in Item 1 under the caption “Item 1. Business—Information About Prosper Funding and Prosper Marketplace, Inc. —Legal Proceedings” is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

On July 13, 2009, PMI commenced a continuous public offering of up to $500,000,000 in principal amount of the PMI Notes pursuant to a registration statement (Registration Statement No. 333-147019). The offering was a continuous offering and was declared effective by the SEC on July 10, 2009. From July 13, 2009 to December 31, 2012, PMI sold $264,139,915 in principal amount of PMI Notes at 100% of their principal amount. The PMI Notes were offered only through PMI’s website, and there were no underwriters or underwriting discounts. During the period from July 13, 2009 to December 31, 2012, PMI incurred estimated expenses of approximately $2,691,000 in connection with the offering, none of which were paid by PMI to its directors, officers, persons owning 10% or more of any class of PMI's equity securities or affiliates. As set forth in the prospectus for the offering, PMI  used the proceeds of each series of PMI Notes to fund a corresponding PMI Borrower Loan through the Prosper Marketplace, Inc. platform designated by the lender members purchasing such series of PMI Notes. None of the proceeds from the PMI Notes were paid by PMI to its directors, officers, persons owning 10% or more of any class of PMI’s equity securities or affiliates.

PMI does not have publicly traded equity securities. At March 13, 2013, there were approximately 182 holders of record of PMI’s common stock. PMI has not paid cash dividends since inception, and does not anticipate paying cash dividends in the foreseeable future.

During the year ended December 31, 2012, PMI granted warrants to acquire 1,266,281 shares of common stock at an exercise price of $0.17 per share to various accredited investors.  These securities were sold in reliance on the exemption from the registration requirements of the Securities Act as set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.

During the year ended December 31, 2012, no warrants were exercised.

On February 1, 2013, Prosper Funding commenced a continuous public offering of up to $500,000,000 in principal amount of Notes pursuant to a registration statement on Form S-1 (Registration Statement No. 333-179941).  The registration statement was declared effective by the SEC on December 27, 2012.  The Notes are offered only through the platform.  There are no underwriters or underwriting discounts.  As set forth in the prospectus for the offering, Prosper Funding is using the proceeds of each series of Notes issued to fund a corresponding borrower loan through the platform.

Item 6.  Selected Financial Data

Not applicable.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

PROSPER MARKETPLACE, INC.

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with PMI's historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and PMI's actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Annual Report on Form 10-K and those included in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

Overview

Prior to February 1, 2013, PMI owned and operated a peer-to-peer online credit marketplace that permitted its borrower members to apply for loans and lender members to purchase PMI Notes issued by PMI, the proceeds of which facilitated the funding of specific loans to borrowers. The platform enabled PMI’s borrower members to request and obtain personal, unsecured loans by posting anonymous “listings” on the platform indicating the principal amount of the desired loan. Loan terms were subject to minimum and maximum loan amounts determined by the borrower’s credit bureau score and Prosper score, at interest rates set by PMI. PMI assigned a Prosper Rating consisting of letter credit grades, based in part on the borrower’s credit score, to each borrower who requested a borrower loan. Borrower members’ Prosper Rating, credit score range, debt-to-income ratios and other credit data were displayed with their listings and were available for viewing by lender members on an anonymous basis. Lender members accessed the platform and “bid” the amount they were willing to commit to the purchase of a PMI Note that was dependent for payment on the corresponding PMI Borrower Loan, at interest rates set by PMI. By making a bid on a listing, a lender member was committing to purchase a PMI Note in the principal amount of the lender’s winning bid. Lender members who purchased the PMI Notes designated that the sale proceeds be applied to facilitate the funding of the corresponding PMI Borrower Loan. PMI Borrower Loans originated to PMI borrower members were made by WebBank, an FDIC-insured, Utah-chartered industrial bank, and sold and assigned to PMI.

All PMI Borrower Loans requested and obtained by PMI borrower members through the platform were unsecured obligations of individual borrower members with a fixed interest rate and a loan term of one, three, or five years. With respect to PMI Borrower Loans resulting from listings posted by PMI borrower members prior to April 15, 2008, PMI was the originating lender for licensing and regulatory purposes. All PMI Borrower Loans resulting from listings posted on or after April 15, 2008 were funded by WebBank. After funding a loan, WebBank assigned the loan to PMI, without recourse to WebBank, in exchange for the principal amount of the PMI Borrower Loan. WebBank did not have any obligation to the purchasers of the PMI Notes. PMI verified the identity of 100% of its borrowers using a variety of methods including credit bureau data, other electronic data sources and offline documentary procedures. PMI verified income and/or employment on a subset of borrowers based on a proprietary algorithm. The intention of the algorithm was to verify income or employment in cases where the self-reported income of the borrower was highly determinative of the borrower’s risk rating.

PMI derived its operating revenue by charging a transaction fee or origination fee equal to a specified percentage of the principal amount of the PMI Borrower Loan paid by the borrower upon funding of the loan. The transaction fee was paid to WebBank, and WebBank, in turn, paid PMI amounts equal to the transaction fees as compensation for PMI’s loan origination activities. PMI also charged lender members a servicing fee equal to an annualized rate set at a percentage of the outstanding principal balance of the corresponding PMI Borrower Loan, which PMI deducted from each lender member’s share of the PMI Borrower Loan payments.

On February 1, 2013, PMI transferred ownership of the platform, including all of the rights related to the operation of the platform, to Prosper Funding.  Since February 1, 2013, all Notes issued and sold through the platform are issued and sold by Prosper Funding.  Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the platform, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the making of related loans by WebBank and the funding of such loans by WebBank.  Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages all other aspects of the platform on behalf of Prosper Funding.

As of February 1, 2013, PMI continues to receive origination fees from WebBank as compensation for its loan origination activities, but it no longer charges lender members a servicing fee. Instead, PMI derives revenue from the fees it receives from Prosper Funding for the services it provides pursuant to the Administration Agreement.  Prosper Funding has agreed to compensate PMI with three fees for its various roles and related services under the Administration Agreement.

First, Prosper Funding owes PMI, in PMI’s capacity as Corporate Administrator, a monthly corporate administration fee for its administrative services in overseeing the daily business operations of Prosper Funding (the “PMI Corporate Administration Fee”) commencing in February 2013. This monthly fee will be in an amount equal to one-twelfth (1/12) of $865,000; provided that, in the case of the first such payment date, the amount due shall be pro-rated by the number of days since the date on which the Corporate Administrator started to provide the corporate administration services specified in the Administration Agreement and the first such payment date; provided further that, in the case of the last payment of the PMI Corporate Administration Fee due under the Administration Agreement, the amount due shall be pro-rated by the number of days from the last monthly fee payment date and the date on which the Corporate Administrator stopped providing the corporate administrative services specified in the Administration Agreement.

Second, Prosper Funding owes PMI, in PMI’s capacity as Loan Platform Administrator, a monthly platform administration fee for its services in managing the platform (the “PMI Loan Platform Servicing Fee”) commencing on such date as of which at least 12,000 borrower loans have funded through the platform after the effective date of the Administration Agreement. This fee will be in an amount equal to the product of $112.50 and the number of borrower loans funded since the last monthly fee payment date (or, in the case of the first such payment date, since the date of the Administration Agreement).

Third, Prosper Funding owes PMI, in PMI’s capacity as Loan and Note Servicer, a monthly fee for its services in servicing the borrower loans (such fee, together with the PMI Corporate Administration Fee and the PMI Loan Platform Servicing Fee, the “PMI Fees”) commencing in February 2013. This fee will be in an amount equal to 90% of all servicing fees collected from Note holders by or on behalf of Prosper Funding and all non-sufficient funds fees collected from Note holders by or on behalf of Prosper Funding since the last monthly fee payment date (or, in the case of the first such payment date, since the date of the Administration Agreement).

Most of the information in this MD&A section pertains to the period prior to the transfer of the platform from PMI to Prosper Funding, when PMI owned and operated the platform, facilitated the origination of PMI Borrower Loans and issued and sold PMI Notes.

PMI’s Operating History

PMI incorporated in Delaware in March 2005 and launched its public website, www.prosper.com on February 13, 2006.  As of December 31, 2012, the platform had facilitated 67,480 PMI Borrower Loans since its launch totaling an aggregate principal amount of approximately $443,277,539.

PMI made significant changes to the operation of the lending platform on July 13, 2009. Prior to October 16, 2008, PMI purchased loans from WebBank and then sold and assigned the promissory notes evidencing the loans to the lender members who bid on the listings for those loans. From October 16, 2008 through July 12, 2009, PMI ceased originating loans on the platform while it waited for the Securities and Exchange Commission to declare effective its registration statement on Form S-1 covering its origination activity. After July 13, 2009, PMI retained the PMI Borrower Loans and issued new securities, the PMI Notes, to the winning lenders. PMI’s obligation to repay the PMI Notes was conditioned upon the repayment of the associated PMI Borrower loan. PMI expects to generate increased revenue from borrower origination fees and fees under the Administration Agreement as the platform’s transaction volume increases. Over time, PMI and Prosper Funding expect that the number of borrowers and lender members and the volume of borrower loans originated through the platform will increase.

PMI has a limited operating history and has incurred net losses since its inception.  PMI’s net loss was $16,109,758 and $10,021,049 for the years ended December 31, 2012 and 2011, respectively. Historically, PMI earned revenues primarily from borrower origination fees, non-sufficient funds fees and lender member service fees. As of February 1, 2013, PMI began earning revenues primarily from origination fees and the fees it receives from Prosper Funding for the services it provides pursuant to the Administration Agreement. PMI has funded its operations primarily with proceeds from equity financings, which are described below under “Liquidity and Capital Resources.”

PMI’s operating plan calls for a continuation of the current strategy of increasing transaction volume on the platform to increase revenue until PMI reaches profitability and becomes cash-flow positive. As a result of the combination of origination revenue growth combined with efficiency gains in variable expenses, PMI expects to become cash flow positive in 2014.

PMI’s historical financial results and this discussion reflect the structure of the lending platform and PMI’s operations both prior to and after July 13, 2009.  For a discussion of the effect of the post-July 13, 2009 structure on PMI’s financial statements, see “Borrower Loans and PMI Notes” under “Critical Accounting Policies and Estimates” below.

Trends and Uncertainties

The peer-to-peer lending industry remains a very innovative and unique industry, and the application of federal and state laws in areas such as securities and consumer finance to the industry is still evolving. PMI and Prosper Funding will continue to monitor this evolution actively in order to identify and respond quickly to any legislative or regulatory developments that may affect the platform.

During 2012, PMI increased its origination volume consistently in terms of both units and total dollar amounts.  PMI and Prosper Funding hope to continue this trend of growth as the borrower and lender bases continue to strengthen and become more familiar with the platform.  Over time PMI and Prosper Funding expect the lender base to grow as the platform gains more exposure to potential lenders and establishes the Notes as a viable investment alternative.

As discussed in the notes to PMI’s financial statements located elsewhere in this report, PMI issued and sold 23,222,747 shares of its Series E convertible preferred stock in June 2011 in a private placement for an aggregate of $17.2 million.  PMI also issued and sold 8,996,739 shares of its Series F convertible preferred stock in November 2011 in a private placement for an aggregate of $9.0 million.  In July 2011 PMI launched Quick Invest, a loan search tool, to allow its lender members to better identify PMI Notes that met their investment criteria and simplify their user experience in deploying funds on the platform. PMI continues to invest in software, hardware and website development in order to improve the platform and to maintain and enhance the website attractiveness and ease of use.  PMI has increased headcount across its critical business groups in response to its strategic growth plan while still retaining a flexible and scalable platform to leverage in the future.

In February 2012, PMI formed Prosper Funding to hold borrower loans and issue Notes. Prosper Funding has been organized to operate in a manner that is intended to minimize the likelihood that Prosper Funding would be substantively consolidated with PMI in a bankruptcy proceeding. PMI is the sole equity member of Prosper Funding.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of PMI’s consolidated financial condition and results of operations is based on PMI’s consolidated financial statements, which PMI has prepared in accordance with U.S. generally accepted accounting principles. The preparation of consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosures. PMI bases its estimates on historical experience and on various other assumptions that PMI believes to be reasonable under the circumstances. Actual results could differ from those estimates. PMI’s significant accounting policies which include repurchase obligation, revenue recognition, stock-based compensation, and income taxes are more fully described in Note 2 to its consolidated financial statements included elsewhere in this Annual Report.

Critical accounting policies are those policies that PMI believes present the most complex or subjective measurements and have the most potential to impact its financial position and operating results. While all decisions regarding accounting policies are important, PMI believes that the following policies could be considered critical.

Fair Value Measurement

Following the Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosures, PMI determines the fair values of its financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. PMI uses various valuation techniques depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, PMI determines fair value using assumptions that it believes a market participant would use in pricing the asset or liability.

PMI’s financial instruments consist principally of cash and cash equivalents, restricted cash, short term investments, receivables, receivables, loans held for investment, borrower loans, accounts payable and accrued liabilities and borrower payment dependent notes. The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short-term nature.

PMI accounts for its short term investments, loans held for investment, PMI Borrower Loans, and PMI Notes on a fair value basis. PMI believes, however, that PMI Borrower Loans and PMI Notes represent pertinent elements of its financial statements. For additional information and discussion regarding PMI’s significant accounting policies surrounding fair value measurement, see Note 2, Note 5 and Note 6 to the consolidated financial statements included elsewhere in this Annual Report.

PMI Borrower Loans and PMI Notes

On July 13, 2009, PMI implemented the operating structure it employed through January 31, 2013 and began issuing PMI Notes. That operating structure resulted in PMI purchasing loans from WebBank and holding the loans until maturity. PMI issued new securities, the PMI Notes, to the winning lenders. PMI’s obligation to repay the PMI Notes was conditioned upon the repayment of the associated PMI Borrower Loan owned by PMI. As a result of those changes, PMI carried the PMI Borrower Loans and the PMI Notes on its balance sheet as assets and liabilities, respectively.

In conjunction with that operating structure, PMI adopted the provisions of ASC Topic 825, Financial Instruments. ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. PMI applied the provisions of ASC Topic 825 to the PMI Borrower Loans and PMI Notes issued subsequent to July 13, 2009 on an instrument-by-instrument basis. PMI did not apply the provisions of ASC Topic 825 to PMI Borrower Loans issued prior to July 13, 2009. The aggregate fair value of the PMI Borrower Loans and PMI Notes were reported as separate line items in the assets and liabilities sections of the balance sheet using the methods described in ASC Topic 820.

PMI determined the fair value of the PMI Borrower Loans and PMI Notes in accordance with the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As observable market prices are not available for the PMI Borrower Loans and PMI Notes PMI held or for similar assets and liabilities, PMI believed the PMI Borrower Loans and PMI Notes should be considered Level 3 financial instruments under ASC Topic 820. ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

In a hypothetical transaction as of the measurement date, PMI believes that differences in the principal marketplace in which the loans are originated and the principal marketplace in which PMI might offer those PMI Borrower Loans may result in differences between the originated amount of the PMI Borrower Loans and their fair value as of the transaction date. Changes in the fair value of PMI Borrower Loans and PMI Notes subject to the provisions of ASC Topic 820 are recognized in earnings; fees and costs associated with the origination or acquisition of PMI Borrower Loans are recognized as incurred. PMI estimates the fair value of the PMI Borrower Loans and PMI Notes using a discounted cash flow methodology based upon a set of valuation assumptions PMI believes market participants would use for similar assets and liabilities. The main assumptions used to value the PMI Borrower Loans and PMI Notes include prepayment rates, recovery rates, discount rates applied to each credit tranche/grade, and default rates.

For PMI Borrower Loans originated and PMI Notes issued and outstanding as of December 31, 2012, PMI used the following average assumptions to determine the fair value:

Monthly prepayment rate speed	1.55%
Recovery rate	5.43%
Discount rate *	9.77%

*	This is the average discount rate among all of PMI’s credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at December 31, 2012 for PMI Borrower Loans and PMI Notes are presented in the following table:

	PMI Borrower Loans	PMI Notes
Discount rate assumption:	9.77%	9.77%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(1,928,385)	$1,909,658
200 basis point increase	(3,807,499)	3,770,478

Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$1,979,607	$(1,960,432)
200 basis point decrease	4,012,488	(3,973,673)

Default rate assumption:
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(1,084,000)	$1,072,952
20% higher default rates	(2,167,998)	2,145,903

Increase in fair value and income (loss) to earnings from:
10% lower default rates	$1,084,001	$(1,072,954)
20% lower default rates	2,168,004	(2,145,908)

Overall, if the fair value of the PMI Borrower Loans decrease or increase due to any changes in PMI’s assumptions, there will also be a corresponding decrease or increase in the fair value of the linked PMI Notes. As a result, the effect on PMI’s earnings of adverse changes in key assumptions is mitigated.

As PMI received scheduled payments of principal and interest on the PMI Borrower Loans it in turn made principal and interest payments on the PMI Notes. These principal payments reduced the carrying value of the PMI Borrower Loans and PMI Notes. If PMI did not receive payments on the PMI Borrower Loans, it was not obligated to and did not make payments on the PMI Notes. The fair value of a PMI Note was approximately equal to the fair value of the corresponding PMI Borrower Loan, less the 1.0% service fee. If the fair value of the PMI Borrower Loan decreased due to PMI’s expectation regarding both the likelihood of default of the loan and the amount of loss in the event of default, there was also a corresponding decrease in the fair value of the PMI Note (an unrealized gain related to the PMI Note and an unrealized loss related to the PMI Borrower Loan).

For additional information and discussion, see Note 2 and Note 6 to the consolidated financial statements included elsewhere in this report.

Results of Operations

Revenues

Origination Fees

PMI historically charged an origination fee equal to a specified percentage of the aggregate principal balance of the PMI Borrower Loan based on the Prosper Rating of the loan.  Origination fees were charged by WebBank and PMI received amounts equal to those fees as compensation for its marketing and underwriting activities.

As of December 31, 2012, the origination fees were as follows:

Origination Fee Percentage (Apr 2012 – Dec 2012)
Prosper Rating	1 Year Loan	3 Year Loan	5 Year Loan
AA	0.50%	1.95%	4.95%
A	1.95%	3.95%	4.95%
B	2.95%	4.95%	4.95%
C - HR	3.95%	4.95%	4.95%

Prior to April 2012, PMI had a single origination fee for its loan rate for all loan terms of 0.50% for AA loans, 3.95% for loans rated A or B and 4.95% for loans rated C to HR.  Origination fees for the years ended December 31, 2012 and 2011 were $6.9 million and $2.8 million, respectively, representing an increase of $4.1 million, or 144%, which was primarily due to PMI’s higher origination volume during 2012.

Origination Volume

PMI originated 4,425 PMI Borrower Loans totaling $37.0 million during the fourth quarter of 2012, compared to 3,913 PMI Borrower Loans totaling $27.2 million originated during the fourth quarter of 2011.  This represented a “unit” or loan, increase of 13.1% and a dollar increase of 36% over the corresponding periods in 2011.  PMI originated 19,553 PMI Borrower Loans totaling $153.2 million during 2012 as compared to 11,228 PMI Borrower Loans totaling $75.1 million originated during 2011.  This represented a unit increase of 74% and a dollar increase of 104% over the corresponding periods in 2011.

During 2012, PMI increased its month over month unit origination growth by an average of approximately 6% and month over month dollar growth by an average of approximately 9%.

The graph below shows PMI’s aggregate dollar originations dating back to January 2010 and the steady origination growth PMI experienced for most of 2012.

The steady increase in volume was primarily due to improvements in operating efficiency and an increase in marketing and borrower and lender promotions.  During 2011, PMI implemented a new feature on the website, which tells both prospective investors and borrowers how far along a loan is in the funding process. This helps lender members better concentrate their funds on listings that are likely to fund.  This increases the rate at which listings become loans, which PMI and Prosper Funding refer to as the conversion rate. Increases in the conversion rate drive increases in originations. PMI’s increase in marketing efforts related to affiliate and online marketing have helped steadily increase borrower listing volume.  PMI and Prosper Funding continue to leverage the existing lender and borrower base and have seen an increase in the reinvestment of investor funds, additional capital being placed on the platform by existing investors, as well as borrowers securing second loans.  PMI has also focused sales efforts to attract additional capital through lender outreach programs.

 Interest Income on PMI Borrower Loans and Interest Expense on PMI Notes

PMI recognized interest income on its PMI Borrower Loans using the accrual method based on the stated interest rate to the extent that PMI believed it to be collectable.  PMI recorded interest expense on the corresponding PMI Note based on the contractual interest rate.

Loan servicing fees were accrued daily based on the current outstanding loan principal balance of (a) PMI Borrower Loan(s), but were not recognized until payment was received due to uncertainty of collection of borrower loan payments. Historically, PMI charged servicing fees at an annualized rate of 1.0% of the outstanding principal balance of a borrower member’s loan, which PMI deducted from each lender member’s share of borrower loan payments.

Historically, PMI charged a non-sufficient funds fee to borrowers on the first failed payment of each billing period. Non-sufficient funds fees were charged to the borrower and collected and recognized immediately.

PMI’s procedures generally required the automatic debiting of borrower member bank accounts by automated clearing house (“ACH”) transfer, although PMI allowed payment by check and bank draft. PMI charged a non-sufficient funds fee to a borrower member to cover the cost PMI incurred if an automatic payment failed and was rejected by the borrower member’s bank, for example if there was an insufficient balance in the bank account or if the account had been closed or otherwise suspended. If an automatic payment failed PMI made up to two additional attempts to collect; however, there was no additional fee charged to the borrower if those attempts failed. PMI retained the entire amount of the non-sufficient funds fee or such lesser amount required by law, to cover its costs.

Gross interest income earned and gross interest expense incurred were approximately $23.1 million and $21.9 million, respectively, for the year ended December 31, 2012, resulting in net interest income of $1.2 million.  Gross interest income earned and gross interest expense incurred were approximately $9.7 million and $9.2 million, respectively, for the year ended December 31, 2011, resulting in net interest income of $496.0 thousand.  Overall increase in net interest income for the above mentioned periods is driven by the rise in the amount of loans that PMI originate and service at any given point.  As discussed above, PMI's origination volume increased steadily during 2012, which resulted in an increase to PMI's gross interest income and expense and ultimately PMI's net interest income.

Rebates and Promotions

PMI accounts for rebates and promotions in accordance with ASC Topic 605, Revenue Recognition.  From time to time PMI offered rebates and promotions to its borrower and lender members.  PMI recorded those rebates and promotions as an offset to revenue if a particular rebate or promotion was earned directly upon the origination of the loan. PMI’s rebates and promotions were generally in the form of cash back and other incentives paid to lender and borrowers.

For the years ended December 31, 2012 and 2011, PMI incurred expenses related to rebates and promotions extended to borrowers and lenders of $1.3 million and $1.2 million, respectively, which represented an increase of $152.8 thousand.  During 2012, PMI increased the frequency and volume of PMI's promotion and rebate programs as a way to incent borrowers and lenders to originate loans.

Cost of Revenues

Cost of Services

Cost of services consists primarily of credit bureau fees, payments which were due to strategic partners, collection expenses, and other expenses directly related to loan funding and servicing.  Cost of services expenses were $1.4 million and $1.2 million for the year ended December 31, 2012 and 2011, respectively, representing an increase of 14%.  The primary driver for the increase was due to higher loan listing volume and an increase in strategic partnership fees due to the renegotiation of PMI’s contract with WebBank.

Provision of Loan Repurchases and Indemnifications

Under the terms of the PMI Notes, PMI may have, in certain circumstances, become obligated to repurchase a PMI Note from a lender or indemnify a lender against loss on a PMI Note. Generally these circumstances included the occurrence of verifiable identity theft, PMI’s failure to properly follow loan listing or bidding protocols, and a violation of the applicable federal/state/local lending laws. PMI accrued a provision for these potential repurchase and indemnification obligations when the PMI Notes were sold to the lender members in an amount considered appropriate to reserve for PMI’s potential repurchase and indemnification obligation. The repurchase and indemnification obligation is evaluated at least once a quarter and represents an estimate based on the rate of historical repurchases and indemnifications as a percentage of originations (which generally occur within six to nine months of origination). The repurchase and indemnification obligation may include a judgmental management adjustment due to PMI’s limited operating history, changes in current economic conditions, the risk of new and as of yet undetected fraud schemes, origination unit and dollar volumes and the lack of industry comparable. Based on PMI’s analysis of its past loan repurchase and indemnification history, PMI’s note repurchase and indemnification obligation increased to approximately $40.9 thousand at December 31, 2012 from a previously recorded obligation of $22.2 thousand at December 31, 2011, which included a net loss in PMI's statement of operations of approximately $18.7 thousand.   During 2012, PMI did not repurchase or indemnify any Notes due to identity theft.  PMI continues to devote a significant amount of attention to fraud prevention and will continue to enhance its fraud control procedures to maintain a low level of repurchases and indemnifications.

Other Income

Change in Fair Value of PMI Borrower Loans and PMI Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures, PMI elected to account for unrealized gains or losses on the borrower loans and PMI Notes on a fair value basis. PMI estimated the fair value of the PMI Borrower Loans and PMI Notes using discounted cash flow methodologies. The main cash flow assumptions used to value the PMI Borrower Loans and PMI Notes included prepayment rates derived from historical prepayment rates for each credit score, default rates derived from historical performance, recovery rates and discount rates applied to each credit tranche based on the perceived credit risk of each credit grade. Because PMI was obligated to pay principal and interest on any PMI Note equal to the loan payments, if any, it received on the corresponding PMI Borrower Loan, net of its 1.0% servicing fee, changes in the fair value of the PMI Notes were approximately equal to changes to the fair value of the PMI Borrower Loans, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to note holders. These amounts were included as a component of other income (expense) in PMI’s statement of operations.  The total fair value adjustment was $4.8 million and $3.8 million for PMI Borrower Loans and PMI Notes, respectively, resulting in a net unrealized gain of $967.9 thousand for the year ended December 31, 2012. The total fair value adjustment was $2.9 million and $2.6 million for PMI Borrower Loans and PMI Notes, respectively, resulting in a net unrealized gain of $277.4 thousand for the year ended December 31, 2011.

Insurance recoveries

PMI and certain of its executive officers and directors are the subject of a class action lawsuit brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008 that alleges that PMI offered and sold unqualified and unregistered securities in violation of the California and federal securities law. During the first quarter of 2011 the Superior Court of California issued a final statement of decision finding that Greenwich Insurance Company, PMI’s insurance carrier with respect to the class action lawsuit, had a duty to defend the suit and requiring that Greenwich pay PMI's past and future defense costs in the suit up to $2.0 million. During 2011, Greenwich made aggregate payments to PMI in the amount of $2.0 million to reimburse PMI for the defense costs it had incurred in the class action suit.  On October 2, 2012, Greenwich made an additional payment of $142,585 to PMI for pre-judgment interest. Please see Note 12 “Commitments and Contingencies” in the notes to PMI’s consolidated financial statements contained elsewhere in this Annual Report.

Loss on impairment of fixed assets

During 2012, there were no asset disposals resulting in a loss on impairment of PMI’s fixed assets.

During 2011, PMI’s management made the decision to discontinue the development of certain of its planned software development projects and to dispose of obsolete computer software and hardware. The assets previously capitalized in prior years were deemed to be impaired in accordance with ASC Topic 360, Property, Plant, and Equipment. An impairment charge for obsolete telephone equipment of $122,673 is included in other income and expenses in PMI's consolidated statement of operations for the year ended December 31, 2011.

Other Income

Other income consists primarily of credit referral fees, where partner companies pay PMI an agreed upon amount for referrals of customers from the website.  Other income was $368.9 thousand at December 31, 2012 versus $108.3 thousand at December 31, 2011, which represented an increase of 241%. The increase in credit referrals during these periods was due to the addition of new partners as well as increased traffic to existing credit referral partners.

Operating Expenses

Compensation and benefits expense was $10.3 million and $6.8 million for the years ended December 31, 2012 and 2011, respectively. The increase of $3.5 million or 51% was largely due to PMI’s steadily increasing its employee headcount during 2012, which in turn resulted in increased payroll costs such as salary and wages, payroll taxes, healthcare, and accrued vacation.  PMI increased its headcount across its marketing and operations during 2012 to respond to increased volume demands. PMI intends to continue to increase headcount as the platform’s lender and borrower bases grow and PMI carries out its business plan; however, PMI expects its current investment in the platform and website to improve operating expense efficiency going forward.  In addition, spending increased related to the use of contract labor, bonus expense, variable pay expense and overtime during 2012 over the corresponding periods in 2011.  During 2012, PMI experienced a decrease in the amount of salaries capitalized related to the development of internal use software which contributed to the overall increase in compensation and benefits.

As of December 31, 2012, PMI had 74 full-time employees compared to 58 full-time employees as of December 31, 2011.  Among PMI’s employees as of December 31, 2012, the sales and marketing team had 18 employees, the engineering team had 22 employees, the operations team had 19 employees, and the administrative team had 15 employees.  Among PMI’s employees as of December 31, 2011, the sales and marketing team had 14 employees, the engineering team had 19 employees, the operations team had 14 employees, and the administrative team had 11 employees.

Marketing and advertising costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, gift/promotional expenses, and direct mail marketing.  Marketing and advertising costs were $5.7 million and $2.0 million for the years ended December 31, 2012 and 2011, respectively.  This increase of $3.7 million or 182% was largely due to increased efforts with various marketing programs in order to increase investor and borrower volume.  PMI placed an increased emphasis on affiliate and search engine marketing during 2012 in order to drive borrower and lender volume.  Also, PMI increased spending related to public relations and direct mail marketing campaigns in order to increase its brand awareness and drive PMI's investor and borrower volume.  The costs associated with search engine marketing are specifically related to increased volume and systematic testing to attract new borrowers through Google and other search engines.  The affiliate marketing expense is deployed through direct partnerships with other websites that send qualified individuals seeking loan options the platform.  Other marketing costs are associated with online advertising campaigns specifically targeted at attracting new lenders to the platform and brand development work.  Each marketing effort is measured, analyzed and optimized to improve scale and efficiency in each channel.  Through optimization of PMI's marketing efforts, PMI will shift marketing costs to more efficient channels to balance the mix of growth and efficiency in its marketing activities in subsequent quarters.

Depreciation and amortization expense was $678.9 thousand and $482.5 thousand for the years ended December 31, 2012 and 2011, respectively, which was an increase of 41% compared to the prior year period.  The increase in overall depreciation and amortization expense was primarily due to the capitalization of various internally developed software projects placed in service in late 2011 and in 2012, which in turn increased depreciation expense taken on those assets during the year ended December 31, 2012.

General and Administrative Expenses

           Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services and other outside costs.  Professional service expenses were $3.3 million for the years ended December 31, 2012 and $2.0 million for the years ended December 31, 2011.  This increase of $1.3 million or 62% was primarily due to a large increase in legal fees related to activity in PMI class action lawsuit and legal fees related to the formation of Prosper Funding LLC and registration of Prosper Funding’s offering.  PMI also saw an increase in accounting and tax fees offset by a decrease in consulting fees.

Facilities and maintenance expenses consist primarily of rent paid for PMI’s corporate office lease and data co-location facility, network and power usage costs, software licenses and subscriptions, and hardware and software maintenance and support. Facilities and maintenance expenses were $1.2 million and $730.6 thousand for the years ended December 31, 2012 and 2011, respectively. This increase of 68% was primarily due to additional software licenses and subscriptions purchased as well as hardware and software maintenance and support costs.  Increasing costs related to rent, data center rent and costs, and office expense and supplies are also contributing factors to this increase.

Other general and administrative expenses consist of bank service charges, NASAA state penalty settlement expenses, travel and entertainment expenses, taxes and licenses costs, communications costs, recruiting costs and other miscellaneous expenses.  Other general and administrative expenses were $1.6 and $1.1 million for the years ended December 31, 2012 and 2011, respectively.  Overall, this increase is attributable to an increase in taxes and licenses, administrative costs, recruiting fees, travel and entertainment and internet costs.

Liquidity and Capital Resources

PMI has incurred operating losses since its inception and PMI anticipates that it will continue to incur net losses through the end of 2013.  PMI had negative cash flows from operations of $16.2 million and $9.8 million for the years ended December 31, 2012 and 2011, respectively. As reflected in the accompanying financial statements, PMI has incurred net losses and negative cash flows from operations since inception, and has a consolidated accumulated deficit of approximately $76.9 million as of December 31, 2012.

At December 31, 2012, PMI had approximately $3.3 million in available cash and cash equivalents and short term investments.  Since its inception, PMI has financed its operations primarily through equity financing from various sources.  PMI is dependent upon raising additional capital or debt financing to fund its current operating plan, however PMI believes that its current cash position is sufficient to meet its current liquidity needs.

Net cash used in operating activities was $16.2 million and $9.8 million for the year ended December 31, 2012 and 2011, respectively.  The increase in cash used in operating activities was primarily attributable to increased compensation and benefit expenses, particularly in PMI's engineering and operations teams. PMI believes the work done by new personnel improved the customer experience of both borrowers and lenders on the platform.   As PMI’s business expanded it also incurred increased legal, accounting and marketing expenses.  PMI expects its efforts to improve cost efficiency to generate greater increases in origination revenue and reduce ongoing cash requirements.

Net cash used in investing activities was $78.3 million and $60.4 million for the year ended December 31, 2012 and 2011, respectively.  Net cash used in investing activities during 2012 consisted of the purchase of short term investments of $3.0 million, $49.4 thousand in loans held for investment, $153.2 million in borrower loan originations and purchases of property and equipment of $871.3 thousand offset by $12.0 million in maturities of short term investments and $66.8 million in borrower loan principal repayments.

Net cash provided by financing activities was $87.5 million and $75.2 million for the year ended December 31, 2012 and 2011, respectively.  Net cash provided by financing activities during 2012 consisted of $19.0 thousand of proceeds from the issuance of common stock, $153.2 million consisted of proceeds from the issuance of PMI Notes which was offset by $65.7 million in repayment of PMI Notes.

In June 2011, PMI issued and sold to investors an aggregate of 23,222,747 shares of Series E convertible preferred stock in a private placement at a purchase price of $0.7385 per share for $16,708,524 net of issuance costs of $441,476. In connection with that sale, PMI issued 10,000,000 shares at par value $0.001 per share of Series E-1 ("Series E-1") Preferred Stock to certain holders of its Series A, Series B and Series C Preferred Stock who participated in the Series E financing. The Series E-1 shares established certain liquidation rights, have no voting rights and are convertible into one share of common stock for every one million shares of Series E-1. The Series E-1 shares were allocated among these stockholders in proportion to their relative participation in the Series E financing. Upon issuance of the Series E and Series E-1 Preferred Stock, the Series D-1 Preferred Stock was converted into a single share of common stock. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.

In November 2011, PMI issued and sold to investors an aggregate of 8,996,739 shares of Series F convertible preferred stock in a private placement at a purchase price of $1.00 per share for $8,941,602 net of issuance costs of $58,735. Purchasers of the securities included certain investment funds that are affiliated with IDG Capital Partners and Accel Partners. James W. Breyer, who was a member of PMI’s board of directors at the time, is a partner of Accel Partners. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.

On January 15, 2013, PMI entered into an equity financing transaction pursuant to which it sold 138,681,680 shares of its Series A Preferred Stock to a group of investors at a purchase price of $0.144 per share, for an aggregate purchase price of approximately $20 million.  In connection with the financing, shares of PMI’s preferred stock that were outstanding immediately prior to the financing (“Old Preferred Shares”) were converted into shares of PMI common stock.  For holders of Old Preferred Shares who participated in the financing in proportion to their pro rata ownership interest in PMI, their Old Preferred Shares converted into common shares at a ratio of 1:1.  In addition, each such participating holder received a share of PMI’s new Series A-1 Preferred Stock for every dollar of liquidation preference associated with an Old Preferred Share held by such holder.  Each share of Series A-1 Preferred has a liquidation preference of $1.00 and converts into common stock at a ratio of 1,000,000:1.

As discussed in Note 12 of PMI's consolidated financial statements, “Commitments and Contingencies”, contained elsewhere in this report, and in the “Other Income” section above, Greenwich Insurance Company made payments to PMI during 2011 in the amount of $2 million to reimburse PMI for the defense costs it had already incurred in the class action suit.  On October 22, 2012 Greenwich made an additional payment of $142,585 to PMI for pre-judgment interest. As a result, Greenwich has now satisfied its obligations with respect to PMI’s defense costs for the class action lawsuit.

With regard to the class action lawsuit, PMI cannot presently determine or estimate the final outcome of the lawsuit, and there can be no assurance that it will be finally resolved in PMI's favor.  If the class action lawsuit is not resolved in PMI's favor, PMI may be obliged to pay damages, and might be subject to such equitable relief as a court may determine. Accordingly, PMI has not recorded an accrued loss contingency in connection with the sale of promissory notes to lender members. Accounting for loss contingencies involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. For more information, see Note 12 of PMI’s consolidated financial statements located elsewhere in this report.

Since PMI’s inception, inflation and changing prices have not had a material effect on PMI's business and PMI do not expect that inflation or changing prices will materially affect PMI's business in the foreseeable future.

Income Taxes

PMI incurred no income tax provision for the year ended December 31, 2012 and 2011.  Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how PMI’s results will be affected by the realization and use of net operating loss carry forwards.

ASC Topic 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes PMI’s historical operating performance and the reported cumulative net losses in all prior years, PMI provided a full valuation allowance against PMI’s net deferred tax assets.  PMI will continue to evaluate the realizability of the deferred tax assets each reporting period.

Off-Balance Sheet Arrangements

In February 2012, PMI formed Prosper Funding. PMI is the sole equity member of Prosper Funding and Prosper Funding’s accounts are included in PMI’s consolidated financial statements included in this Annual Report.  Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it will (i) become subject to bankruptcy proceedings or (ii) be substantively consolidated with PMI, and thus have its assets subject to claims by PMI’s creditors, in the event PMI becomes subject to a bankruptcy proceeding.  PMI restructured the platform so that borrower loans are held by Prosper Funding and Prosper Funding issues and sells the Notes tied to the loans.

PROSPER FUNDING LLC

Overview

Prosper Funding was formed in the state of Delaware in February 2012 as a limited liability company with its sole equity member being PMI.  Prosper Funding was formed by PMI to hold the borrower loans and issue the Notes.  Although Prosper Funding will be consolidated with PMI for accounting and tax purposes, Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding.  Prosper Funding’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that Prosper Funding will become subject to bankruptcy proceedings directly.  Prosper Funding seeks to achieve this by placing certain restrictions on its activities and implementing certain formal procedures designed to expressly reinforce its status as a distinct corporate entity from PMI.

PMI developed the platform and owned the proprietary technology that makes operation of the platform possible.  On February 1, 2013, PMI transferred the platform to Prosper Funding, giving Prosper Funding the right to operate the peer-to-peer online credit platform to originate and service borrower loans and Notes.  Prosper Funding entered into an Administration Agreement with PMI pursuant to which PMI has agreed to provide certain administrative services relating to the platform.  The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the platform for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement relating to corporate administration, loan platform services, loan and note servicing and marketing, and (ii) PMI’s performance of its duties and obligations to WebBank in relation to loan origination and funding.  The license is terminable in whole or in part in relation to failure by PMI to pay the licensing fee or the termination of PMI as the provider of some or all of the aforementioned services.

Although Prosper Funding is newly formed and had no operating history as of December 31, 2012, the platform will be operated in a manner that is substantially identical to how it was operated by PMI, and the Notes will be substantially identical to PMI Notes resulting in minimal impact to borrower and lender members.

In addition to a capital contribution in excess of $3 million, PMI transferred substantially all of PMI’s assets, including all PMI Borrower Loans held by PMI, the platform and the website, to Prosper Funding (the “Asset Transfer”).

Trends and Uncertainties

The performance of loans may not be consistent with the historical trends demonstrated by PMI Borrower Loans.  During 2012, PMI increased its origination volume consistently in terms of both units and total dollar amounts.  Prosper Funding hopes to continue a similar trend of growth into the future.  Over time, Prosper Funding expects its lender base to grow as it gains more exposure to potential lenders and establishes its Notes as a viable investment alternative, and PMI and Prosper Funding expect that growth of Prosper Funding’s lender base will contribute to increased origination volume.  Prosper Funding’s operating plan calls for a strategy of increasing transaction volume to increase revenue. Prosper Funding will generate revenue through license fees earned under the Administration Agreement and servicing fees from lender members which are described more fully in the Notes to the Financial Statement included elsewhere in this Annual Report.

The peer-to-peer lending industry remains a very innovative and unique industry, and the application of federal and state laws in areas such as securities and consumer finance to Prosper Funding’s business is still evolving. Prosper Funding will continue to monitor this evolution actively in order to identify and respond quickly to any legislative or regulatory developments that may impact the platform.

Results of Operations

Prosper Funding is newly formed and had not commenced operations as of December 31, 2012.  As of December 31, 2012, Prosper Funding had not begun issuing Notes and had not collected any servicing fees or any other fees.

Future Critical Accounting Policies and Estimates

Prosper Funding had not commenced operations as of the date of the balance sheet included herein.  In preparing its financial statements, it is required to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosures.  Prosper Funding has based these estimates on the historical experience of PMI and on various other assumptions that it believes to be reasonable under the circumstances.  Actual results could differ from those estimates.  Prosper Funding’s significant accounting policies which may include revenue recognition and fair value measurement for borrower loans and Notes are more fully described in the notes to its balance sheet included elsewhere in this Annual Report.

Critical accounting policies are those policies that Prosper Funding believes present the most complex or subjective measurements and have the most potential to impact its financial position and operating results.  While all decisions regarding accounting policies are important, Prosper Funding believes that the following policies could be considered critical.

Prosper Funding qualifies as an “emerging growth company” under the JOBS Act.  As a result, it is permitted to rely on exemptions from certain disclosure requirements. For so long as it is an emerging growth company, it will not be required to:

•	have an auditor report on its internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis); and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, Prosper Funding is choosing to opt out of such extended transition period, and as a result, it will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that Prosper Funding’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Prosper Funding will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which its total annual gross revenues exceed $1 billion, (ii) the date that it becomes a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of its ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter, or (iii) the date on which it has issued more than $1 billion in non-convertible debt during the preceding three-year period.

Revenue Recognition

Prosper Funding’s revenue recognition policy is in accordance with ASC Topic 605, Revenue Recognition. Under ASC Topic 605, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price of the services is fixed and determinable and collectability is reasonably assured.

Loan servicing fees

Upon commencement of operations, loan servicing revenue includes monthly loan servicing fees and non-sufficient funds (“NSF”) fees on loans.  Loan servicing fees are accrued daily based on the current outstanding loan principal balance of the borrower loan but are not recognized until payment is received due to the uncertainty of collection of borrower loan payments.  Prosper Funding’s servicing fee is currently equal to 1.0% of the outstanding principal balance of the corresponding borrower loan.  Prosper Funding charges a NSF fee to borrowers for the first failed payment of each billing period.  NSF fees are charged to the borrower and collected and recognized immediately.

Interest income (expense) on Borrower Loans receivable and Notes

Prosper Funding recognizes interest income on its borrower loans receivable using the accrual method based on the stated interest rate to the extent that it believes it to be collectable.  It will record interest expense on the corresponding Note based on the contractual interest rate.

Fair Value Measurement

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosures, Prosper Funding determines the fair values of its financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Prosper Funding uses various valuation techniques depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models.  When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, Prosper Funding may determine fair value using assumptions that it believes a market participant would use in pricing the asset or liability.

Upon commencement of operations, Prosper Funding’s financial instruments will consist principally of cash and cash equivalents, restricted cash, borrower loans, accounts payable and accrued liabilities and Notes.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

Upon commencement of operations, Prosper Funding will begin to purchase borrower loans originated through the platform and issue Notes, and it will account for borrower loans and Notes on a fair value basis.

Borrower Loans and Notes

Prosper Funding purchases borrower loans from WebBank and, except as may otherwise be determined in connection with the servicing of any borrower loan, holds the borrower loans until maturity.  Prosper Funding also issues Notes to the lender members to fund its purchase of borrower loans.  Prosper Funding’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper Funding.  Prosper Funding carries the borrower loans and Notes on its balance sheet as assets and liabilities, respectively.

Prosper Funding has adopted the provisions of ASC Topic 825, Financial Instruments.  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  Prosper Funding applies the provisions of ASC Topic 825 to the borrower loans and Notes issued on an instrument by instrument basis.  The aggregate fair value of the borrower loans and Notes are reported as separate line items in the assets and liabilities sections of the balance sheet using the methods described in ASC Topic 820.

Prosper Funding determines the fair value of the borrower loans and Notes in accordance with the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  As observable market prices are not available for the borrower loans and Notes Prosper Funding holds or for similar assets and liabilities, Prosper Funding believes that the borrower loans and Notes should be considered Level 3 financial instruments under ASC Topic 820.  ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

In a hypothetical transaction as of the measurement date, Prosper Funding believes that differences in the principal marketplace in which the borrower loans are originated and the principal marketplace in which it might offer those borrower loans may result in differences between the originated amount of the borrower loans and their fair value as of the transaction date. Changes in the fair value of borrower loans and Notes subject to the provisions of ASC Topic 820 are recognized in earnings; fees and costs associated with the acquisition of borrower loans are recognized as incurred.  Prosper Funding estimates the fair value of the borrower loans and Notes using a discounted cash flow methodology based upon a set of valuation assumptions it believes market participants would use for similar assets and liabilities. The main assumptions used to value the borrower loans and Notes include default rates, discount rates applied to each credit tranche/grade, prepayment rates, and recovery rates based upon historical data for PMI Borrower Loans and PMI Notes originated in prior periods.

Overall, if the fair value of the borrower loans decrease or increase due to any changes in Prosper Funding’s assumptions, there will also be a corresponding decrease or increase in the fair value of the linked Notes. As a result, the effect on Prosper Funding’s earnings of adverse changes in key assumptions is mitigated. However, the impact of these changes in fair value could have a material adverse impact on lender members’ investments in the Notes.

As Prosper Funding receives scheduled payments of principal and interest on the borrower loans it in turn makes principal and interest payments on the Notes.  These principal payments reduce the carrying value of the borrower loans and Notes.  If Prosper Funding does not receive payments on the borrower loans, it is not obligated to and will not make payments on the Notes.  The fair value of a Note is approximately equal to the fair value of the corresponding borrower loan, less a 1.0% per annum servicing fee charged to Note holders.  If the fair value of the borrower loan decreases due to Prosper Funding’s expectation regarding both the likelihood of default of the loan and the amount of loss in the event of default, there will also be a corresponding decrease in the fair value of the Note (an unrealized gain related to the Note and an unrealized loss related to the borrower loan).

Repurchase and Indemnification Obligation

Prosper Funding is obligated to cure the breach, indemnify lender members or repurchase certain Notes sold to lender members in the event of its violation of applicable federal, state, or local lending laws; verifiable identify theft; certain material breaches of representations and warranties; errors in assigning Prosper Ratings; or errors in the Quick Invest tool.  Prosper Funding plans to estimate a provision for its repurchase and indemnification obligations.  Repurchased and indemnified Notes and borrower loans associated with violations of federal, state, or local lending laws, or verifiable identity thefts are written off at the time of repurchase or at the time an indemnification payment is made.

Liquidity and Capital Resources

Prosper Funding incurred certain fees relating to registering or qualifying its offering and sale of Notes with federal and state securities regulators, as well as additional fees relating to obtaining other licenses and permits that are necessary to the operation of its business.  In addition, Prosper Funding incurs certain ongoing expenses related to collateral requirements under its agreements with WebBank and Wells Fargo Bank.  On February 1, 2013, PMI made a capital contribution to Prosper Funding in an aggregate amount in excess of $3 million.  Prosper Funding believes that capital contribution will be sufficient to ensure that it is able to meet the aforementioned expenses.

Prosper Funding also incurs certain recurring expenses relating to fees under the Administration Agreement with PMI, as well as its agreements with WebBank, Wells Fargo, FOLIOfn Investments, Inc. and CSC Logic, Inc.  Prosper Funding will also incur additional expense to the extent it is required to repurchase any Notes or indemnify Note holders in regard to any Notes.  It will pay these recurring expenses from license fees and servicing fees that it earns in connection with the license contained in the Administration Agreement and the servicing of borrower loans and Notes.  Prosper Funding expects that the combination of the initial capital contributions described above and ongoing fee revenue will be sufficient for it to meet ongoing cash requirements and sustain its operations.

Off-Balance Sheet Arrangements

As of December 31, 2012, Prosper Funding has not engaged in any off-balance sheet financing activities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Each Registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in such Registrant’s Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the management of such Registrant, including such Registrant’s principal executive officer (“PEO”) and principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure.  Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met.  Such Registrant’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives.  Under the supervision, and with the participation of management, including the PEO and the PFO, each Registrant has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s Interpretive Guidance in Release No. 34-55929.  Based upon this evaluation, the PEO and the PFO of such Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to such Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the PEO and PFO of each Registrant, each such Registrant has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each Registrant’s most recent fiscal quarter, and has concluded there was no change in such Registrant’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such Registrants’s internal control over financial reporting.

The Dodd-Frank Wall Street Reform and Consumer Protection Act exempts any company that is not a “large accelerated filer” or an “accelerated filer” (as defined by SEC rules) from the requirement that such company obtain an external audit of the effectiveness of its internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. As a result, each of the Registrants is exempt from the requirement that it include in its Annual Report on Form 10-K an attestation report on internal control over financial reporting by an independent registered public accounting firm; however, management’s annual report on internal control over financial reporting, pursuant to Section 404(a) of the Sarbanes-Oxley Act, is still required with respect to each Registrant.

Item 9B. Other Information

Prosper Marketplace, Inc.

           Not applicable.

Prosper Funding LLC

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Executive Officers, Directors and Key Employees

Prosper Marketplace, Inc.

The following table sets forth information about PMI’s executive officers and directors as of the date of this Annual Report:

Name	Age	Position(s)

Stephan P. Vermut	66	Chief Executive Officer and Director
Sachin D. Adarkar	46	General Counsel and Secretary
Ronald Suber	48	Head of Global Institutional Sales
Daniel P. Sanford	56	Senior Vice President, Finance
Scott Strait	57	Chief Technology Officer
Pat Grady	30	Director

    Stephan P. Vermut has served as PMI’s Chief Executive Officer and a director of PMI since January 2013.  Prior to joining PMI, Mr. Vermut served as Managing Director, Head of Prime Services at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC). Mr. Vermut founded and served as Chairman of the Board, Chief Executive Officer and Managing Partner of Merlin Securities, LLC until it was acquired by Wells Fargo Securities in 2012. Mr. Vermut served as President and Chief Executive Officer of Montgomery/Bank of America Prime Brokerage from 1995 to 2003. Prior to that, Mr. Vermut was a Partner of Furman Selz in New York and Managing Director of the Prime Brokerage Division of Furman Selz. Mr. Vermut has over 35 years of Wall Street experience, which includes 11 years in institutional sales at L.F. Rothschild & Co. Mr. Vermut received a B.S. in Business Administration from Babson College. PMI believes that Mr. Vermut’s financial and business expertise, including his background of founding, managing and directing financial and technology-enabled service companies, give him the qualifications and skills to serve as a Director and Chief Executive Officer.

Sachin D. Adarkar has served as PMI’s General Counsel and Secretary since August 2009.  Prior to joining PMI, Mr. Adarkar was at the law firm of Sonnenschein, Nath & Rosenthal LLP in Palo Alto, CA from 2007 until 2009.   Prior to joining Sonnenschein, Mr. Adarkar served as Vice President and Deputy General Counsel of GreenPoint Mortgage Funding, Inc, a wholesale mortgage lender in Novato, CA, from 2003 until 2007.  Prior to joining GreenPoint, Mr. Adarkar spent several years practicing with the law firms of Gibson Dunn & Crutcher LLP and Howard Rice Nemerovski Canady Falk & Rabkin, both in San Francisco, and also served as Vice President and General Counsel of Valley Media, Inc., a music and video distributor.  Mr. Adarkar has a J.D. from UCLA, an M.A. from the University of California at Berkeley and a B.A., cum laude, from Georgetown University.

Ronald Suber has served as PMI’s Head of Global Institutional Sales since January 2013. Mr. Suber most recently served as Managing Director at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC). Mr. Suber served as Head of Global Sales and Marketing, Senior Partner and Director of Merlin Securities, LLC from April 2008 until it was acquired by Wells Fargo Securities in 2012. Mr. Suber served as President of Spectrum Global Fund Administration from July 2006 to April 2008. Mr. Suber was with Bear Stearns from July 1992 to June 2006, where he most recently served as Senior Managing Director.  Prior to that, Mr. Suber was Correspondent Clearing Sales at Pershing from June 1986 to June 1991. Mr. Suber received a B.A. in Economics from University of California, Berkeley.

Daniel P. Sanford has served as PMI’s Senior Vice President, Finance since December 2011.  Prior to joining PMI, Mr. Sanford co-founded and served as the Chief Financial Officer of a consumer home owner financial services company, Home Value Protection, Inc., from 2010 to 2011.  From 2005 to 2010, Mr. Sanford served as Senior Vice President, Controller of Washington Mutual Card Services (“WaMu”), which was subsequently purchased by J.P. Morgan.  While at WaMu and J.P. Morgan, Mr. Sanford was responsible for accounting and financial reporting activities, and was a leader in the structuring of various securitization trust transactions.  From 1992 to 2005, Mr. Sanford served in various financial management leadership positions at Providian Financial Services (“Providian”), including Controller.  While Controller at Providian, Mr. Sanford was responsible for managing all financial reporting and accounting aspects of the business.  Mr. Sanford holds a B.S. degree in Accounting and Finance from the University of California, Berkeley.

Scott Strait has served as PMI’s Chief Technology Officer since December 2012.  Prior to joining PMI, Mr. Strait served as the Chief Technology Officer at Aria Retirement Solutions and Chief Information Officer at Renewable Funding, from 2009 to 2012.  From 1996 to 2009, Mr. Strait served as Chief I Officer at Renewable Funding.  Mr. Strait served as Senior Vice President, Individual Investor Technology of Charles Schwab & Co. Inc. (“Schwab”) from 2007 to 2009, as Chief Technology Officer of Schwab from 2004 to 2007, as Senior Vice President Core Brokerage Solutions of Schwab from 2003 to 2004, as Senior Vice President, Schwab Institutional Technology of Schwab from 2002 to 2003, as Vice President, Schwab Institutional Technology of Schwab from 1999 to 2002, and as Director, Schwab Institutional Technology of Schwab from 1996 to 1999.  Mr. Strait holds a Ph.D. in Engineering-Economic Systems from Stanford University, an M.B.A. from Lehigh University, and a B.S. in Civil Engineering from Lehigh University.

Patrick W. Grady has served as one of PMI’s directors since January 2013. Mr. Grady has been a non-managing member of Sequoia Capital, a private investment partnership, since March 2007. Prior to joining Sequoia Capital, Mr. Grady was an associate at Summit Partners from July 2004 to February 2007. Mr. Grady holds a B.S. in Economics and Finance from Boston College. PMI believes that Mr. Grady’s experience as a venture capital investor with a focus on financial technologies and his overall management experience, give him the qualifications and skills to serve as a director.

 Prosper Funding LLC

The following table sets forth information about Prosper Funding’s executive officers and directors as of the date of this Annual Report:

Name	Age	Position(s)

Stephan P. Vermut	66	President and Director

Sachin D. Adarkar	46	Secretary

Ronald Suber	48	Vice President and Director

Daniel P. Sanford	56	Treasurer

Aaron Vermut	40	Director

Bernard J. Angelo	43	Director

Kevin P. Burns	43	Director

Stephan P. Vermut is Prosper Funding’s President and one of Prosper Funding’s directors.  Mr. Vermut has served as PMI’s Chief Executive Officer and a director of PMI since January 2013.  Prior to joining PMI, Mr. Vermut served as Managing Director, Head of Prime Services at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC). Mr. Vermut founded and served as Chairman of the Board, Chief Executive Officer and Managing Partner of Merlin Securities, LLC until it was acquired by Wells Fargo Securities in 2012. Mr. Vermut served as President and Chief Executive Officer of Montgomery/Bank of America Prime Brokerage from 1995 to 2003. Prior to that, Mr. Vermut was a Partner of Furman Selz in New York and Managing Director of the Prime Brokerage Division of Furman Selz. Mr. Vermut has over 35 years of Wall Street experience, which includes 11 years in institutional sales at L.F. Rothschild & Co. Mr. Vermut received a B.S. in Business Administration from Babson College.  Prosper Funding believes that Mr. Vermut’s financial and business expertise, including his background of founding, managing and directing financial and technology-enabled service companies, give him the qualifications and skills to serve as a director.

Sachin D. Adarkar is Prosper Funding’s Secretary.  Mr. Adarkar has served as PMI’s General Counsel and Secretary since August 2009.  Prior to joining PMI, he was at the law firm of Sonnenschein, Nath & Rosenthal LLP in Palo Alto, CA from 2007 until 2009.   Prior to joining Sonnenschein, Mr. Adarkar served as Vice President and Deputy General Counsel of GreenPoint Mortgage Funding, Inc., a wholesale mortgage lender in Novato, CA, from 2003 until 2007.  Prior to joining GreenPoint, Mr. Adarkar spent several years practicing with the law firms of Gibson Dunn & Crutcher LLP and Howard Rice Nemerovski Canady Falk & Rabkin, both in San Francisco, and also served as Vice President and General Counsel of Valley Media, Inc., a music and video distributor.  Mr. Adarkar has a J.D. from UCLA, an M.A. from the University of California at Berkeley and a B.A., cum laude, from Georgetown University.  Mr. Adarkar is a member of the California Bar.

Ronald Suber is Prosper Funding’s Vice President and one of Prosper Funding’s directors.  Mr. Suber has served as PMI’s Head of Global Institutional Sales since January 2013. Prior to joining PMI, Mr. Suber served as Managing Director at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC). Mr. Suber served as Head of Global Sales and Marketing, Senior Partner and Director of Merlin Securities, LLC from April 2008 until it was acquired by Wells Fargo Securities in 2012. Mr. Suber served as President of Spectrum Global Fund Administration from July 2006 to April 2008. Mr. Suber was with Bear Stearns from July 1992 to June 2006, where he most recently served as Senior Managing Director.  Prior to that, Mr. Suber was Correspondent Clearing Sales at Pershing from June 1986 to June 1991. Mr. Suber received a B.A. in Economics from University of California, Berkeley.  Prosper Funding believes that Mr. Suber’s financial and business expertise, including his experience managing a financial and technology-enabled service company, as well as his general operational and management experience, give him the qualifications and skills to serve as a director.

Daniel P. Sanford is Prosper Funding’s Treasurer.  Mr. Sanford has served as PMI’s Senior Vice President, Finance since December 2011.  Prior to joining PMI, Mr. Sanford co-founded and served as the Chief Financial Officer of a consumer home owner financial services company, Home Value Protection, Inc., from 2010 to 2011.  From 2005 to 2010, Mr. Sanford served as Senior Vice President, Controller of Washington Mutual Card Services (“WaMu”), which was subsequently purchased by J.P. Morgan.  While at WaMu and J.P. Morgan, Mr. Sanford was responsible for accounting and financial reporting activities, and was a leader in the structuring of various securitization trust transactions.  From 1992 to 2005, Mr. Sanford served in various financial management leadership positions at Providian Financial Services (“Providian”), including Controller.  While Controller at Providian, Mr. Sanford was responsible for managing all financial reporting and accounting aspects of the business.  Mr. Sanford holds a B.S. degree in Accounting and Finance from the University of California, Berkeley.

Aaron Vermut has served on Prosper Funding’s board of directors since February 2013.  Mr. Vermut currently serves as Managing Director, Head of Prime Services at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC). Mr. Vermut founded and served as Managing Partner and a director of Merlin Securities, LLC until it was acquired by Wells Fargo Securities in 2012.  Mr. Vermut served as Principal of New Enterprise Associates from July 2000 to October 2003.  Prior to that, Mr. Vermut served as Senior Consultant of Cambridge Technology Partners from 1995 to 1998.  Mr. Vermut has an M.B.A. in Finance from The Wharton School, University of Pennsylvania and a B.A. in History and German Literature from Washington University in St. Louis.  Prosper Funding believes that Mr. Vermut’s financial and business expertise, including his background of founding, managing and directing a financial and technology-enabled service company, give him the qualifications and skills to serve as a director.

Bernard J. Angelo has served on Prosper Funding’s board of directors since March 2012. Mr. Angelo joined Global Securitization Services, LLC (“Global Securitization”) in April 1997 and has extensive experience in managing commercial paper and medium term note programs.  In addition to his administrative skills, he has over twelve years of experience in both the business and legal side of structured finance. At Global Securitization, Mr. Angelo has been active in assisting clients and their legal counsel during the structuring phase of their transactions as well as assimilating bank sponsored commercial paper programs into the operating matrix at Global Securitization.  Prior to joining Global Securitization, Mr. Angelo was an Assistant Vice President at Bankers Trust Company from January 1993 to April 1997 where he was responsible for oversight of the treasury and accounting functions on the Corporate Trust side of structured transactions managed by the bank.  Mr. Angelo currently also serves on the board of ATAX TEBS I, LLC, Bay View Deposit Corporation, BEC Funding II LLC, Carmax Auto Funding LLC, CEC Funding LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Transition Bond Company LLC, Ford Credit Auto Receivables Two LLC, National City Mortgage Capital LLC, PG&E Energy Recovery Funding LLC, and World Omni Auto Receivables LLC.  He has a B.S. in Finance from Siena College.  Prosper Funding believes that Mr. Angelo’s experience in structured finance as well as his general management experience, give him the qualifications and skills to serve as a director.

Kevin P. Burns has served on Prosper Funding’s board of directors since March 2012.  Mr. Burns is a co-founder of Global Securitization and has twenty years of direct experience in managing special purpose vehicles.  Mr. Burns’ broad experience in the sophisticated uses of SPV’s is a resource that benefits the firm’s clients and their advisors as they structure and launch finance programs.  Prior to co-founding Global Securitization, Mr. Burns spent over four years with Lord Securities Corporation where he became a Director and Vice President.  He developed his expertise while managing all of the firm’s asset backed commercial paper administration efforts.  Mr. Burns is a graduate of the University of Notre Dame with degrees in Philosophy, Finance and Business Economics.  Mr. Burns currently also serves on the board of Chesapeake Finance Holdings LLC, Deutsche Alt-A Securities, Inc., Deutsche Mortgage Securities, Inc., Ford Credit Auto Receivables Two LLC, Volkswagen Auto Lease/Loan Underwriting Funding, LLC, Volkswagen Dealer Finance, LLC, and Volkswagen Public Auto Loan Securitization LLC.  Prosper Funding believes that Mr. Burns’ experience in structured finance as well as his general management experience, give him the qualifications and skills to serve as a director.

Board Composition and Election of Directors

Prosper Marketplace, Inc.

PMI’s board of directors currently consists of two members, both of whom were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of PMI’s stockholders.  In selecting the composition of its board of directors, PMI seeks to ensure that its Board collectively has a balance of expertise in the following areas: internet based business, consumer financial products and experience directing public and start-up companies.  In addition, although PMI doesn’t have a separate policy regarding diversity on its board, PMI considers diversity of race, ethnicity, gender, age and cultural background.  Based on these criteria, PMI believes that its board has been effective in identifying diverse directors.  The board composition provisions of PMI’s voting rights agreement are still in effect.  Holders of the Notes offered through the platform, and the accompanying PMI Management Rights, will have no ability to elect or influence PMI’s directors or approve significant corporate transactions, such as a merger or other sale of PMI or its assets.

There are no family relationships among any of PMI's directors or executive officers.

Prosper Funding LLC

Prosper Funding’s board of directors currently consists of five members.  Prosper Funding’s goal is to assemble a board of directors that operates cohesively and works with management in a constructive way.  Prosper Funding believes that its directors possess valuable experience and the knowledge necessary to guide its business.  Its current board of directors consists of individuals with proven records of success in their chosen professions. They all have the highest integrity and a keen intellect. They are collegial yet independent in their thinking, and are committed to the hard work necessary to be informed about the lending industry, Prosper Funding, and its key constituents, including borrower members, lender members, stockholders and management.

Aaron Vermut, a Director of Prosper Funding is the son of Stephan Vermut, President and Director of Prosper Funding.

Board Leadership

Prosper Marketplace, Inc.

Because PMI’s common stock is not listed on a national exchange, PMI is not required to maintain a board of directors consisting of a majority of independent directors, or to maintain an audit, nominating or compensation committee.  PMI does not have a lead independent director.

Prosper Funding LLC

Because Prosper Funding’s membership interest is not listed on a national exchange, Prosper Funding is not required to maintain a board of directors consisting of a majority of independent directors, or to maintain an audit, nominating or compensation committee. Prosper Funding does not have a lead independent director.

Director Independence

Prosper Marketplace, Inc.

Because PMI’s common stock is not listed on a national securities exchange, PMI is not required to maintain a board consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors.  PMI’s board of directors has not analyzed the independence of PMI’s directors under any applicable stock exchange listing standards.  Holders of the Notes have no ability to elect or influence PMI's directors.

Prosper Funding LLC

Because Prosper Funding’s membership interest is not listed on a national securities exchange, Prosper Funding is not required to maintain a board consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors.  Prosper Funding’s board of directors has not analyzed the independence of Prosper Funding’s directors under any applicable stock exchange listing standards.  Holders of the Notes have no ability to elect or influence Prosper Funding’s directors.

Board Committees

Prosper Marketplace, Inc.

Nominating Committee

PMI is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act.  Therefore, PMI is not required to have a nominating committee comprised of independent directors.  PMI currently does not have a standing nominating committee and accordingly, there are no charters for such committee. PMI believes that standing committees are not necessary for a company of its size with its type of business.  PMI also believes that its directors collectively have the requisite background, experience, and knowledge to fulfill the limited duties and obligations that a nominating committee may have.

Compensation Committee

PMI is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act.  Nevertheless, PMI’s Board of Directors approved the formation of a Compensation Committee in August 2011.  In January 2013, in connection with the sale of PMI’s Series A Preferred Stock, Nigel Morris and Timothy Draper resigned as members of PMI’s Board and Compensation Committee.  There are currently no members of PMI’s Compensation Committee.

Audit Committee

PMI is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act.  Nevertheless, PMI’s Board of Directors approved the formation of an Audit Committee in January 2010.  In January 2013, in connection with the sale of PMI’s Series A Preferred Stock, David Silverman and Court B. Coursey resigned as members of PMI’s Board and Audit Committee.  There are currently no members of PMI’s Audit Committee.

Prosper Funding LLC

Nominating Committee

Prosper Funding is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and, therefore, is not required to have a nominating committee comprised of independent directors.  Prosper Funding currently does not have a standing nominating committee and, accordingly, there are no charters for such committee.  Prosper Funding believes that standing committees are not necessary for a company of its size with its type of business.  Prosper Funding also believes that its directors collectively have the requisite background, experience, and knowledge to fulfill the limited duties and obligations that a nominating committee may have.

Compensation Committee

Prosper Funding is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and, therefore, is not required to have a compensation committee comprised of independent directors.  Prosper Funding does not have any employees and does not compensate its officers or directors; accordingly, it does not believe that it needs a compensation committee.

Audit Committee

Prosper Funding is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and, therefore, is not required to have an audit committee comprised of independent directors.  Prosper Funding currently does not have a standing audit committee and, accordingly, there are no charters for such committee.  Prosper Funding believes that standing committees are not necessary for a company of its size with its type of business.  Prosper Funding also believes that its directors collectively have the requisite background, experience, and knowledge to fulfill the limited duties and obligations that an audit committee may have.

Limitations on Officers’ and Directors’ Liability and Indemnification Agreements

Prosper Marketplace, Inc.

As permitted by Delaware law, PMI’s amended and restated certificate of incorporation and bylaws contain provisions that limit or eliminate the personal liability of its directors for breaches of duty to the corporation.  PMI’s amended and restated certificate of incorporation and bylaws limit the liability of directors to the fullest extent permitted under Delaware law.  Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breaches of their fiduciary duties as directors, except liability for:

●any breach of the director’s duty of loyalty to PMI or PMI’s stockholders;

●any act or omission not in good faith, believed to be contrary to the interests of PMI or its shareholders, involving reckless disregard for the director’s duty, for acts that involve an unexcused pattern of inattention that amounts to an abdication of duty, or that involves intentional misconduct or knowing or culpable violation of law;

●any unlawful payments related to dividends, unlawful stock repurchases, redemptions, loans, guarantees or other distributions; or

●any transaction from which the director derived an improper personal benefit.

These limitations do not affect the availability of equitable remedies, including injunctive relief or rescission.  As permitted by Delaware law, PMI’s amended and restated certificate of incorporation and bylaws also provide that:

●PMI will indemnify its directors and officers to the fullest extent permitted by law;

●PMI may indemnify its other employees and other agents to the same extent that PMI indemnify its officers and directors; and

●PMI will advance expenses to its directors and officers in connection with a legal proceeding, and may advance expenses to any employee or agent; provided, however, that such advancement of expenses shall be made only upon receipt of an undertaking by the person to repay all amounts advanced if it should be ultimately determined that the person was not entitled to be indemnified.

The indemnification provisions contained in PMI’s amended and restated certificate of incorporation and bylaws are not exclusive.

In addition to the indemnification provided for in PMI’s amended and restated certificate of incorporation and bylaws, PMI have entered into indemnification agreements with each of its directors and officers.  The indemnification agreements require PMI, among other things, to indemnify such persons for all expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement (if such settlement is approved in advance by PMI) (collectively, “Expenses”), actually and reasonably incurred by such person in connection with the investigation, defense or appeal of any proceeding to which such person may be made a party, a potential party, a non-party witness, or otherwise by reason of:

●such person’s service as a director or officer of PMI;

●any action or inaction taken by such person or on such person’s part while acting as director, officer, employee or agent of PMI; or

●such person’s actions while serving at the request of PMI as a director, officer, employee, trustee, general partner, managing member, agent or fiduciary of PMI or any other entity, in each case, whether or not serving in any such capacity at the time any liability or expense is or was incurred.

In addition, PMI is required to indemnify against any Expenses actually and reasonably incurred in connection with any action establishing or enforcing a right to indemnification or advancement of expenses under the agreement or under any directors’ and officers’ liability insurance policies maintained by PMI to the extent that such person is successful in such action.

Under the indemnification agreements, PMI is not obligated to provide indemnification on account of any proceeding unless such person acted in good faith and in a manner reasonably believed to be in the best interests of PMI, and with respect to criminal proceedings, such person had no reasonable cause to believe his conduct was unlawful.  The termination of a proceeding by judgment, settlement, conviction or upon a plea of nolo contendere or its equivalent does not, by itself, create the presumption that such person did not satisfy the above standards.

In addition, under the indemnification agreements, PMI is not obligated to provide indemnification:

●for any proceedings or claims initiated or brought voluntarily by such person and not by way of defense, unless such indemnification is authorized by PMI, other than a proceeding to establish such person’s right to indemnification;

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

●for an accounting or disgorgement of profits pursuant to Section 16(b) of the Exchange Act, as amended, or similar provisions of federal, state or local statutory law or common law, if such person is held liable therefor (including pursuant to any settlement arrangements); and

●for any reimbursement of PMI by such person of any bonus or other incentive-based or equity-based compensation or of any profits realized by such person from the sale of securities of PMI, as required in each case under the Exchange Act, as amended (including any such reimbursements that arise from an accounting restatement of PMI pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), or the payment to PMI of profits arising from the purchase and sale by such person of securities in violation of Section 306 of the Sarbanes-Oxley Act), if such person is held liable therefor (including pursuant to any settlement arrangements).

The indemnification agreements also provide that PMI agree to indemnify such persons to the fullest extent permitted by law, even if such indemnification is not specifically authorized by the other provisions of the agreement or PMI's amended and restated certificate of incorporation or bylaws.  Moreover, the indemnification agreements provide that any future changes under Delaware law that expand the ability of a Delaware corporation to indemnify its officers and directors are automatically incorporated into the agreements.

PMI also maintains a general liability insurance policy that covers certain liabilities of its directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

PMI believes that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.  To the extent these provisions permit PMI to indemnify its officers and directors for liabilities arising under the Securities Act, however, PMI has been informed by the SEC that such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Prosper Funding LLC

Prosper Funding’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) provides that, to the fullest extent permitted by applicable law, Prosper Funding’s directors and officers will not be liable to Prosper Funding for, and shall be indemnified by Prosper Funding against, any loss, damage or claim incurred by reason of any act or omission performed or omitted by such officer or director in good faith on Prosper Funding’s behalf and in a manner reasonably believed to be within the scope of the authority conferred on the officer or director by the LLC Agreement, except for any loss, damage or claim incurred by reason of the officer’s or director’s gross negligence or willful misconduct; provided, however, that any such indemnity shall be provided out of and to the extent of Prosper Funding’s assets only.  In addition, the LLC Agreement provides that, to the fullest extent permitted by applicable law, Prosper Funding may advance any expenses incurred by an officer or director defending any claim, demand, action, suit or proceeding prior to its final disposition, upon Prosper Funding’s receipt of an undertaking by or on behalf of the officer or director to repay such amount if it is determined that the officer or director is not entitled to be indemnified under the LLC Agreement.  Prosper Funding will not pay any such indemnification from any borrower loan collections that are allocable to the payment of Notes.

Prosper Funding and PMI have entered into a Services and Indemnity Agreement (the “GSS Agreement”) with Global Securitization Services, LLC (“GSS”) and Prosper Funding’s independent directors, Kevin Burns and Bernard Angelo, who are employees of GSS and are described as the “GSS Representatives.”  Under the GSS Agreement, PMI has agreed to indemnify the GSS Representatives and GSS (collectively, the “Indemnitees”) against any loss, damage or claim incurred by the Indemnitees as a result of the GSS Representatives’ service as independent directors for by reason of any act or omission performed or omitted by the GSS Representatives as Prosper Funding’s independent directors, except for any loss, damage or claim incurred by reason of the GSS Representative’s gross negligence or willful misconduct.  If any proceeding is asserted against the Indemnitees for which they may be indemnified under the GSS Agreement, PMI will retain and direct counsel to defend such action and will be responsible for paying all reasonable fees and disbursements of such counsel.  The Indemnitees have the right to approve such counsel, but may not unreasonably withhold approval.  If a court of competent jurisdiction determines that an Indemnitee is not entitled to indemnification under the GSS Agreement, GSS must repay any amounts paid by PMI to or on behalf of such Indemnitee in connection with those matters as to which it has been determined that such Indemnitee is not entitled to indemnification.

Prosper Funding believes that these provisions are necessary to attract and retain qualified persons as directors and officers.  To the extent these provisions permit Prosper Funding to indemnify its officers and directors for liabilities arising under the Securities Act, however, Prosper Funding has been informed by the SEC that such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Code of Ethics

Prosper Marketplace, Inc.

PMI’s Board of Directors has adopted a Code of Business Conduct and Ethics applying to PMI’s directors, officers and employees (the “Code”). The Code is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by PMI, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code to appropriate persons identified in the Code, and (v) accountability for adherence to the Code.  You may request a copy of the Code by writing to PMI at its office address.

Prosper Funding LLC

Prosper Funding has not adopted a code of ethics.  Prosper Funding does not believe that a code of ethics is necessary because it has no employees and its officers are also officers of PMI and are subject to PMI’s Code of Business Conduct and Ethics.

Item 11. Executive Compensation

Executive Officer Compensation

Prosper Marketplace, Inc.

Summary Compensation Table

The following table provides information regarding the compensation earned during the year ended December 31, 2012 and December 31, 2011 by each person serving during the fiscal year ended December 31, 2012 as PMI's principal executive officer or other executive officer, who PMI collectively refer to as PMI's “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation		Totals ($)

Christian A. Larsen (2)	2012	$36,458	—	—	$230,572	(3)	$267,030
Chief Executive Officer	2011	$157,292	—	$45,394	—		$202,686

Dawn G. Lepore (2)	2012	$119,327	—	$23,696	—		$143,023
Chief Executive Officer	2011	—	—	—	—		—

Kirk T. Inglis (3)	2012	$279,167	—	$21,790	—		$300,957
Chief Operating Officer	2011	$216,667	$33,333	$27,863	—		$277,863

Joseph Toms (4)	2012	$250,000	—	—	—		$250,000
Chief Investment Officer	2011	$128,846	$50,000	$71,579	—		$250,425

(1) Calculated in accordance with ASC 718 using the Black-Scholes model giving consideration to estimated forfeitures for outstanding options to purchase shares of PMI’s common stock.  There were no forfeitures by the above named executive officers during 2012 and 2011.  The key assumptions used in PMI’s ASC 718 calculation are discussed in Note 2 of PMI’s consolidated financial statements located in its annual report on Form 10-K/A filed on November 14, 2012 and incorporated by reference into this prospectus.

(2) Mr. Larsen resigned as Chief Executive Officer and President of PMI as of March 15, 2012. Ms. Lepore was appointed to serve as PMI’s acting Chief Executive Officer and President, effective as of the same date.  Ms. Lepore resigned as acting Chief Executive Officer and President on January 22, 2013.

(3) Mr. Larsen received $230,572 pursuant to his Separation Agreement, the material terms of which are described below.

(4) Mr. Inglis resigned as Chief Operating Officer of PMI on February 14, 2013.

(5) Mr. Toms resigned as Chief Investment Officer of PMI on February 13, 2013.

Narrative Discussion of the Summary Compensation Table

The named executive officers identified above have been granted stock option awards upon employment with PMI and for merit increases as further discussed below under “Outstanding Equity Awards at December 31, 2012.”  PMI has no formal incentive compensation programs in place for its officers.  PMI does not believe that its compensation policies promote inappropriate or excessive risk taking.  The compensation it pays to its named executive officers consists of three components: base salary, a discretionary bonus and stock option awards.  Base salary is a fixed amount, and is not tied to any metric relating to the performance of PMI’s business as a whole.  Discretionary bonuses, which PMI has only paid out on a limited number of occasions, also are not tied to any specific metrics regarding PMI’s performance. Except for the options granted to Mr. Larsen and Ms. Lepore, PMI’s stock option awards are generally structured so that they vest over multiple years, which align the interests of the grantees with the long-term interests of PMI’s stockholders.  The options granted to Mr. Larsen vest normally over multiple years, but will vest immediately if Mr. Larsen ceases to be Chairman of the Board at PMI’s request.1

The options granted to Ms. Lepore vested as follows: (i) 50% vested immediately upon grant, (ii) approximately 16.67% vested upon the completion of four months of employment, (iii) approximately 16.67% vested upon the completion of five months of employment, and (iv) approximately 16.67% vested upon the completion of six months of employment.  Any incentives awarded and salary adjustments to the executive officers named above are made at the discretion of PMI’s compensation committee.  The compensation committee reviews and approves all compensation, including option awards, for PMI’s executive team.   There were no forfeitures by any of the above named executive officers for the year ended December 31, 2012.

Mr. Larsen was granted 623,353 share option awards on September 20, 2011 with an exercise price of $0.12, which are subject to the terms and conditions of the 2005 Stock Option Plan as set forth below.

Ms. Lepore was granted 224,063 share option awards on March 15, 2012 with an exercise price of $0.17, which are subject to the terms and conditions of the 2005 Stock Option Plan as set forth below.

Mr. Inglis was granted 200,000 share option awards on July 19, 2012 with an exercise price of $0.17 and was granted 382,618 share option awards on September 20, 2011 with an exercise price of $0.12, which are subject to terms and conditions of the 2005 Stock Option Plan as set forth below.

Mr. Toms was granted 982,926 share option awards on June 27, 2011 with an exercise price of $0.12, which are subject to the terms and conditions of the 2005 Stock Option Plan as set forth below.

All stock options granted to PMI’s named executive officers are incentive stock options, to the extent permissible under the Internal Revenue Code, as amended. All equity awards to PMI’s employees and directors were granted at no less than the fair market value of PMI’s common stock on the date of each award. In the absence of a public trading market for PMI’s common stock, PMI’s board of directors has determined the fair market value of its common stock in good faith based upon consideration of a number of relevant factors including the status of PMI’s development efforts, financial status and market conditions. See “Item 15. —Note to Consolidated Financial Statements” incorporated by reference into this Annual Report.

Outstanding Equity Awards at December 31, 2012

The following table sets forth certain information regarding outstanding equity awards granted to PMI’s named executive officers that remained outstanding as of December 31, 2012.

Outstanding Equity Awards

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Christian A. Larsen* (1)	1,695,172	281,065	$0.20	07/18/2020

Christian A. Larsen* (2)	194,797	428,556	$0.12	09/19/2021

Dawn Lepore* (3)	224,063	—	$0.17	03/14/2022

Kirk T. Inglis* (4)	134,117	—	$0.50	12/11/2016

Kirk T. Inglis* (5)	87,500	12,500	$0.56	06/16/2019

Kirk T. Inglis* (6)	314,110	52,081	$0.20	06/09/2020

Kirk T. Inglis* (7)	119,568	263,050	$0.12	09/19/2021

Kirk T. Inglis* (8)	—	200,000	$0.17	07/18/2022

Joseph Toms* (9)	368,597	614,329	$0.12	08/10/2021

1 On January 14, 2013, Mr. Larsen resigned as Chairman of the Board of PMI.  Because Mr. Larsen did not rejoin the Board by February 13, 2013, his options fully vested as of such date.

*Mr. Larsen resigned as Chief Executive Officer and President of PMI as of March 15, 2012. Ms. Lepore was appointed to serve as PMI’s acting Chief Executive Officer and President, effective as of the same date.  Ms. Lepore resigned as PMI’s acting Chief Executive Officer and President on January 22, 2013.  Mr. Toms resigned as Chief Investment Officer of PMI on February 13, 2013.  Mr. Inglis resigned as PMI’s Chief Operating Officer on February 14, 2013.

(1) 33% of the options vested on May 6, 2011, with the remainder vesting monthly over the next 24 months in equal monthly amounts subject to continued employment with PMI.

(2) 25% of the options vested on September 20, 2012, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with PMI.  As a result of his resignation from PMI’s Board on January 14, 2013, Mr. Larsen’s options will vest and be exercisable in full for three years if he does not rejoin the Board by February 13, 2013.

(3) 50% of the options vested on March 15, 2012; approximately 16.67% of the options vested on July 15, 2012; approximately 16.67% of the options vested on August 15, 2012; and approximately 16.67% of the options vested on September 15, 2012.

(4) 25% of the options vested on November 15, 2007, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with PMI.

(5) 25% of the options vested on June 17, 2010, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with PMI.

(6) 33% of the options vested on May 6, 2011, with the remainder vesting monthly over the next 24 months in equal monthly amounts subject to continued employment with PMI.

(7) 25% of the options vested on September 20, 2012, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with PMI.

(8) 25% of the options vest on September 24, 2013, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with PMI.

(9) 25% of the options vested on June 27, 2012, with the remainder vesting monthly over the next 36 months in equal monthly amounts subject to continued employment with PMI.

Pursuant to a Separation Agreement entered into in connection with Mr. Larsen’s resignation as Chief Executive Officer and President of PMI on March 15, 2012, PMI made a severance payment to Mr. Larsen of $230,572.  As of December 31, 2012, except for Mr. Larsen’s Separation Agreement, there were no material contracts, agreements, plans or arrangements, written or unwritten, that provided for payments or stock option awards to the named executive officers above in connection with their respective resignation, retirement or other termination.  All options granted to PMI’s named executive officers, except as otherwise provided, shall be subject to the terms and conditions of the 2005 Stock Option Plan as set forth below.

Employee Benefit Plans

Stock Option Plan

In 2005, PMI’s stockholders approved the adoption of the 2005 Stock Option Plan.  On December 1, 2010, PMI’s stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (as amended and restated, the “2005 Plan”).  The 2005 Plan will terminate upon the earliest to occur of (i) December 1, 2020, (ii) the date on which all shares of common stock available for issuance under the 2005 Plan have been issued as fully vested shares of common stock, and (iii) the termination of all outstanding stock options granted pursuant to the 2005 Plan.  The 2005 Plan provides for the grant of the following:

•	incentive stock options under the federal tax laws (“ISOs”), which may be granted solely to PMI’s employees, including officers; and

•	nonstatutory stock options (“NSOs”), which may be granted to PMI’s directors, consultants or employees, including officers.

Share Reserve.  On June 3, 2011 PMI’s Board of Directors and stockholders approved an amendment to the 2005 Plan to increase the total pool of shares subject to options issuable under the 2005 Plan by 3,550,875 shares.  On September 20, 2011 and October 17, 2011, respectively, PMI’s Board and stockholders approved another amendment to the 2005 Plan increasing the share pool by 1,000,000 shares.    On May 10, 2012 and July 17, 2012, respectively, PMI’s Board’s Compensation Committee and stockholders approved another amendment to the 2005 Plan increasing the share pool by 1,700,000 shares.  On January 14, 2013, PMI’s Board and stockholders approved another amendment to the 2005 Plan increasing the share pool by 56,483,417 shares.  As of the date hereof, an aggregate of 71,723,081 shares of PMI’s common stock are authorized for issuance under the 2005 Plan.  Shares of PMI’s common stock subject to options that have expired or otherwise terminate under the 2005 Plan without having been exercised in full will again become available for grant under the plan.  Shares of PMI’s common stock issued under the 2005 Plan may include previously unissued shares or reacquired shares bought on the market or otherwise.

Administration.  The 2005 Plan is administered by PMI’s board of directors, which may in turn delegate authority to administer the plan to a committee (the “Administrator”).  Subject to the terms of the 2005 Plan, the Administrator determines recipients, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting.  Subject to the limitations set forth below, the Administrator will also determine the exercise price of options granted under the 2005 Plan.

Stock options will be granted pursuant to stock option agreements.  The exercise price for ISOs cannot be less than 100% of the fair market value of the common stock subject to the option on the date of grant.  The exercise price for NSOs cannot be less than 85% of the fair market value of the common stock subject to the option on the date of grant.  Options granted under the 2005 Plan will vest at the rate specified in the option agreement.  Unvested shares of PMI’s common stock issued in connection with an early exercise may be repurchased by PMI.  In general, the term of stock options granted under the 2005 Plan may not exceed ten years.  Unless the terms of an optionholder’s stock option agreement provide for earlier or later termination, if an optionholder’s service relationship with PMI, or any affiliate of PMI, ceases due to disability or death, the optionholder, or his or her beneficiary, may exercise any vested options for up to 12 months after the date the service relationship ends, unless the terms of the stock option agreement provide for earlier termination.  If an optionholder’s service relationship with PMI, or any affiliate of PMI, ceases without cause for any reason other than disability or death, the optionholder may exercise any vested options for up to three months after the date the service relationship ends, unless the terms of the stock option agreement provide for a longer or shorter period to exercise the option.

Acceptable forms of consideration for the purchase of PMI’s common stock under the 2005 Plan, to be determined at the discretion of the Administrator at the time of grant, include (i) cash, (ii) the tendering of other shares of common stock or the attestation to the ownership of shares of common stock that otherwise would be tendered to PMI in exchange for PMI’s reducing the number of shares necessary for payment in full of the option price for the shares so purchased (provided that the shares tendered or attested to in exchange for the shares issued under the 2005 Plan may not be shares of restricted stock at the time they are tendered or attested to), or (iii) any combination of (i) and (ii) above.

Generally, an optionholder may not transfer a stock option other than by will or the laws of descent and distribution or a domestic relations order.  However, an optionholder may designate a beneficiary who may exercise the option following the optionholder’s death.

Limitations.  The aggregate fair market value, determined at the time of grant, of shares of PMI’s common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of PMI’s stock plans may not exceed $100,000.  The options or portions of options that exceed this limit are treated as NSOs.  No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of PMI’s total combined voting power unless the following conditions are satisfied:

•	the option exercise price must be at least 110% of the fair market value of the stock subject to the option on the date of grant; and

•	the term of any ISO award must not exceed five years from the date of grant.

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

Adjustments.  In the event that there is a specified type of change in PMI’s capital structure not involving the receipt of consideration by PMI, such as a stock split or stock dividend, the number of shares reserved under the 2005 Plan and the maximum number and class of shares issuable to an individual in the aggregate, and the exercise price or strike price, if applicable, of all outstanding stock awards will be appropriately adjusted.

Dissolution or Liquidation.  In the event of a proposed dissolution or liquidation of PMI, the Administrator shall provide written notice to each participant at least 20 days prior to the effective date of such proposed transaction.  To the extent it has not been previously exercised, an award will terminate immediately prior to the consummation of such proposed action.  The Administrator may specify the effect of a liquidation or dissolution on any award of restricted stock or other award at the time of grant of such award.

Reorganization.  Upon the occurrence of a Reorganization Event (as defined below), each outstanding option shall be assumed or an equivalent option substituted by the successor corporation, except in the event that the successor corporation does not assume the option or an equivalent option is not substituted, then the Administrator shall notify the optionholder that one of the following will occur:

•	all options must be exercised as of a specified time prior to the Reorganization Event or will be terminated immediately prior to the Reorganization Event; or

•
all outstanding options will terminate upon consummation of such Reorganization Event and each participant will receive, in exchange therefore, a cash payment per share equal to the difference between the acquisition price per share and the exercise price.

A “Reorganization Event” is defined as (i) a merger or consolidation of PMI with or into another entity, as a result of which all of PMI’s common stock is converted into or exchanged for the right to receive cash, securities or other property or (ii) any exchange of all of PMI’s common stock for cash, securities or other property pursuant to a share exchange transaction.

401(k) Plan

PMI maintains through its payroll and benefits service provider, a defined contribution employee retirement plan that covers all of its employees meeting certain eligibility requirements.  The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code.  Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service, which is $17,000 for 2012.  Participants who are at least 50 years old can also make “catch-up” contributions, which in 2012 may be up to an additional $5,500 above the statutory limit.  Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions.  Employee contributions are held and invested by the plan’s trustee.  PMI’s contributions to the plan are discretionary and PMI has not made any contributions to date.

Director Compensation

As reflected in the table below, PMI occasionally grants options to its directors for their service on the Board but does not otherwise compensate directors for their service on the board.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
James W. Breyer (2)	-	-	-	-	-	-	-
Lawrence W. Cheng (3)	-	-	-	-	-	-	-
Jerome Contro (4)	-	-	-	-	-	-	-
Court Coursey (5)	-	-	-	-	-	-	-
Timothy C. Draper (5)	-	-	-	-	-	-	-
Nigel W. Morris (5)	-	-	74,511(6)	-	-	-	74,511
Jeffrey Jacobs (7)	-	-	-	-	-	-	-
David Silverman (8)	-	-	-	-	-	-	-
Eric Schwartz (5)	-	-	74,511(9)	-	-	-	74,511

(1)
Calculated in accordance with ASC 718 using the Black-Scholes model giving consideration to estimated forfeitures for outstanding options to purchase shares of PMI’s common stock.  There were no forfeitures by the above named directors during 2012.  The key assumptions used in PMI’s ASC 718 calculation are discussed in Note 2 to the Prosper Marketplace Inc financial statements.

(2)	Effective June 19, 2012, Mr. Breyer resigned from the board of directors.
(3)	Effective December 22, 2012, Mr. Cheng resigned from the board of directors.
(4)	Mr. Contro passed away on January 12, 2012.
(5)	Effective January 14, 2013, Messrs. Coursey, Draper, Morris and Schwartz resigned from the board of directors.
(6)
Represents a warrant to acquire 438,301 shares of PMI’s common stock at $0.17 per share granted to QED Fund I, L.P. as compensation for Mr. Morris.  Such warrant was the only outstanding option award for Mr. Morris as of December 31, 2012.

(7)	Effective December 17, 2012, Mr. Jacobs resigned from the board of directors.
(8)	Effective December 20, 2012, Mr. Silverman resigned from the board of directors.
(9)
Represents a warrant to acquire 438,301 shares of PMI’s common stock at $0.17 per share granted to Mr. Schwartz.  Such warrant was the only outstanding option for award for Mr. Schwartz as of December 31, 2012.

From time to time, PMI reimburses certain of its non-employee directors for travel and other expenses incurred in connection with attending board meetings.  PMI has agreed to reimburse certain of its directors for legal expenses incurred by them stemming from the class action lawsuit as described in the “Information About Prosper Marketplace, Inc.—Legal Proceedings” incorporated by reference into this Annual Report.

Prosper Funding LLC

Prosper Funding does not compensate any of its officers.

Director Compensation

Prosper Funding does not compensate its directors for service on the Board.  On March 1, 2012, Prosper Funding, PMI, Global Securitization Services, LLC (“GSS”), and Prosper Funding’s independent directors, Kevin Burns and Bernard Angelo, who are employees of GSS and are described as the “GSS representatives,” entered into a Services and Indemnity Agreement (the “GSS Agreement”), pursuant to which, among other things, (i) GSS and the GSS representatives agreed that the GSS representatives would serve as Prosper Funding’s independent directors, and (ii) Prosper Funding agreed to pay GSS an annual fee of $5,000 as compensation for providing such independent director services.  Prosper Funding does not consider the annual fee it pays to GSS to constitute director compensation, but such payment could be construed to constitute compensation of Bernard Angelo and Kevin Burns and, therefore, is reflected as compensation in the table below.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Joseph L. Toms	-	-	-	-	-	-	-
Kirk T. Inglis	-	-	-	-	-	-	-
Sachin D. Adarkar	-	-	-	-	-	-	-
Bernard J. Angelo	$2,500	-	-	-	-	-	$2,500
Kevin P. Burns	$2,500	-	-	-	-	-	$2,500

Item 12. Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters

Prosper Marketplace, Inc.

Principal Security Holders of PMI following the Recapitalization

The following table sets forth information regarding the beneficial ownership of PMI’s common stock as of March 5, 2013, by:

●	each of PMI’s directors;

●	each of PMI’s named executive officers;

●	each person, or group of affiliated persons, who is known by PMI to beneficially own more than 5% of PMI’s common stock; and

●	all of PMI’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options or warrants that are immediately exercisable or exercisable within 60 days after March 05, 2013. Except as otherwise indicated in the footnotes to the table below, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations are based on 65,229,230 shares of common stock outstanding as of March 05, 2013. Each share of PMI preferred stock is convertible at any time at the discretion of the holder.  Shares of PMI’s Series A Preferred Stock convert into shares of PMI common stock at a ratio of 1 to 1.  Shares of PMI’s Series A-1 Preferred Stock convert into shares of PMI common stock at a ratio of 1,000,000 to 1.

In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, PMI deemed outstanding all shares of common stock subject to options and warrants held by that person or entity that are currently exercisable or exercisable within 60 days of March 05, 2013. PMI did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1.0% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners and officers are in care of Prosper Marketplace, Inc., 111 Sutter Street, 22nd Floor, San Francisco, CA 94104.

	Total Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Beneficial Ownership
		Percentage
	2013	2013
Officer and Directors
Christian Larsen (2)	4,162,159	6.18%

Daniel Sanford (3)	106,890	*

Dawn Lepore (4)	224,063	*

Joseph Toms (5)	389,074	*

Kirk Inglis (6)	685,693	1.04%

Pat Grady (7)	69,340,840	51.53%

Stephan Vermut (8)	6,934,084	9.61%

All directors and named executive officers as a group (9)*	89,272,161	58.54%

5% Shareholders
Accel Partners (10)	38,421,384	37.07%

Agilus Ventures (11)	12,024,125	15.56%

Benchmark Capital Partners (12)	4,771,103	6.82%

Draper Fisher Jurvetson (13)	12,088,840	15.64%

IDG Capital Partners (14)	38,421,384	37.07%

Meritech Capital Partners (15)	8,680,987	11.75%

Sequoia Capital (16)	69,340,840	51.53%

(1)
As of March 05, 2013, there were 65,229,230 shares of common stock outstanding.  If all preferred stock, warrants and options were converted into shares of common stock, there would be 216,502,232 shares of common stock outstanding as of March 05, 2013.  On a fully diluted as-converted basis, PMI’s officers, directors and 5% shareholders would own the following percentages of PMI’s stock, as of March 05, 2013:

·	Christian A. Larsen: 1.92%
·	Daniel Sanford: 0.05%
·	Dawn Lepore: 0.10%
·	Joseph Toms: 0.18%
·	Kirk T. Inglis: 0.32%
·	Pat Grady: 32.03%
·	Stephan Vermut: 3.20%
·	All directors and executive officers as a group: 41.23%
·	Accel Partners: 17.75%
·	Agilus Ventures: 5.55%
·	Benchmark Capital Partners: 2.20%
·	Draper Fisher Jurvetson: 5.58%
·	IDG Capital Partners: 17.75%
·	Meritech Capital Partners: 4.01%
·	Sequoia Capital: 32.03%

(2)
Consists of 2,000,662 shares of common stock held by the Larsen-Lam Family Trust, of which Mr. Larsen is a trustee, and 2,161,497 shares of common stock issuable upon the exercise of stock options held by Mr. Larsen. Mr. Larsen has voting and investment power over the shares held by the Larsen Lam Family Trust. On March 15, 2012, Christian A. Larsen resigned as President and Chief Executive Officer of PMI.  On January 14, 2013, Christian A. Larsen resigned from PMI’s Board.

(3)	Consists of 106,890 shares of common stock issuable upon the exercise of stock options held by Daniel Sanford.

(4)
Consists of 224,063 shares of common stock issuable upon the exercise of stock options held by Dawn Lepore.  On January 22, 2013, Dawn Lepore resigned as PMI’s acting President and Chief Executive Officer.

(5)	Consists of 389,074 shares of common stock issuable upon the exercise of stock options held by Joseph Toms. On February 13, 2013, Joseph Toms resigned as PMI’s Chief Investment Officer.

(6)	Consists of 685,693 shares of common stock issuable upon the exercise of stock options held by Kirk Inglis. On February 14, 2013, Kirk Inglis resigned as PMI’s Chief Operating Officer.

(7)
Consists of 69,340,840 shares of common stock issuable upon the conversion of preferred stock held by Sequoia Capital.  Mr. Grady is a partner of Sequoia Capital and therefore may be deemed to share voting and investment power over these shares. Mr. Grady disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.

(8)
Consists of 6,934,084 shares of common stock issuable upon the conversion of preferred stock held by Merlin Acorn, LP. Mr. Vermut is the general partner of Merlin Acorn, LP. Mr. Vermut has voting and investment power over the shares held by Merlin Acorn, LP. Mr. Vermut has been appointed to serve as PMI’s Chief Executive Officer and elected to serve on PMI’s Board, effective January 22, 2013.

(9)	Consists of 85,209,670 shares of common stock and common stock issuable upon the conversion of preferred stock and 4,062,491 shares of common stock issuable upon the exercise of stock options.

(10)
Represents 11,330,637 shares of common stock, 10,073,082 shares of common stock issuable upon the conversion of preferred stock and 76,371 shares of common stock issuable upon exercise of warrants held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); 6,997,538 shares of common stock and 6,640,098 shares of common stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (the “IDG Shares”); and 1,742,653 shares of common stock, 1,549,259 shares of common stock issuable upon the conversion of preferred stock and 11,746 shares of common stock issuable upon exercise of warrants held by the James Breyer 2011 Annuity Trust 2 and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Trusts”).  Accel Partners is deemed to have voting and investment power over the Accel Shares.  Accel Partners is an affiliate of IDG Capital Partners and may also therefore be deemed to share voting and investment power over the IDG Shares. Accel Partners disclaims beneficial ownership of the IDG Shares except to the extent of its pecuniary interest therein.  The address of Accel Partners is 428 University Avenue, Palo Alto, California 94301.   James W. Breyer is a trustee of the Breyer Trusts and partner of Accel Partners.  Therefore, Mr. Breyer may be deemed to share voting and investment power over the Accel Shares and IDG Shares.  Mr. Breyer disclaims beneficial ownership of the Accel Shares and the IDG Shares except to the extent of his pecuniary interest therein.

(11)
Represents 7,085,235 shares of common stock, 4,863,597 shares of common stock issuable upon the conversion of preferred stock and 75,293 shares of common stock issuable upon exercise of warrants held by Agilus Ventures through certain of its affiliates. Volition Capital, LLC, manages the US portfolio of Agilus Ventures under a sub-advisory agreement and has voting and investment power over the shares held by Agilus Ventures. The address of Agilus Ventures is 82 Devonshire Street, E16B, Boston, Massachusetts 02109.

(12)
Represents 3,724,035 shares of common stock, 963,383 shares of common stock issuable upon the conversion of preferred stock and 83,685 shares of common stock issuable upon exercise of warrants held by Benchmark Capital Partners through certain of its affiliates. Benchmark Capital Partners is deemed to have voting and investment power over these shares. The address of Benchmark Capital Partners V, L.P. is 2480 Sand Hill Road, Suite 200, Menlo Park, California 94025.

(13)
Represents 7,109,006 shares of common stock and 4,979,834 shares of common stock issuable upon the conversion of preferred stock held by Draper Fisher Jurvetson through certain of its affiliates. Draper Fisher Jurvetson is deemed to have voting and investment power over these shares. The address for Draper Fisher Jurvetson is 2882 Sand Hill Road, Suite 150, Menlo Park, California 94025.

(14)
Represents 6,997,538 shares of common stock and 6,640,098 shares of common stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (“IDG Shares”); 11,330,637 shares of common stock, 10,073,082 shares of common stock issuable upon the conversion of preferred stock and 76,371 shares of common stock issuable upon exercise of warrants held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); and 1,742,653 shares of common stock, 1,549,259 shares of common stock issuable upon the conversion of preferred stock and 11,746 shares of common stock issuable upon exercise of warrants held by the James Breyer 2011 Annuity Trust 2 and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Trusts”).  IDG Capital Partners is deemed to have voting and investment power over the IDG Shares, and maybe deemed to control the Accel Shares, but disclaims control of the Accel Shares. The address for IDG Capital Partners is 99 Queen’s Road Central, Unit 1509, The Center, Hong Kong, China. James W. Breyer is a trustee of the Breyer Trusts and a partner of Accel Partners.  Accel Partners is an affiliate of IDG Capital Partners.  Therefore, Mr. Breyer may be deemed to share voting and investment power over the Accel Shares and the IDG Shares.  Mr. Breyer disclaims beneficial ownership of the Accel Shares and the IDG Shares except to the extent of his pecuniary interest therein.

(15)
Represents 4,393,362 shares of common stock, 4,260,085 shares of common stock issuable upon the conversion of preferred stock and 27,540 shares of common stock issuable upon the exercise of warrants held by Meritech Capital Partners through certain of its affiliates. Meritech Capital Partners is deemed to have voting and investment power over these shares. The address for Meritech Capital Partners is 245 Lytton Avenue, Suite 350, Palo Alto, California 94301.

(16)
Represents 69,340,840 shares of common stock issuable upon the conversion of preferred stock held by Sequoia Capital. Sequoia Capital is deemed to have voting and investment power over these shares. The address for Sequoia Capital is 300 Sand Hill Road, 4-250, Menlo Park, California 94025.

The following table sets forth information, as of December 31, 2012, with respect to shares of PMI common stock that may be issued under PMI's existing equity compensation plans.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2005 Stock Incentive Plan, as amended	11,738,168	$0.14	2,906,228
All stockholder approved plans	11,738,168	$0.14	2,906,228
Equity compensation plans not approved by stockholders:
N/A	N/A	N/A	N/A
All non-stockholder approved plans	N/A	N/A	N/A
Total	11,738,168	$0.14	2,906,228

(1)
The 2005 Stock Incentive Plan includes option issuances to employee, directors and certain consultants, advisors or vendors; however it does not include warrants granted to outside individuals, consultants, advisors and vendors.

The information set forth in Note 10 to the “Notes to Consolidated Financial Statements” below under the caption “Stock Option Plan and Compensation” is incorporated herein by reference.

Prosper Funding LLC

PMI is the sole member of, and holds a 100% equity interest in, Prosper Funding.  Prosper Funding does not have any equity compensation plans.

 Item 13. Certain Relationships and Related Transactions, and Director Independence

Prosper Marketplace, Inc.

Transactions with Related Parties

On January 22, 2013, PMI entered into the Administration Agreement with Prosper Funding, pursuant to which PMI has agreed to provide certain administrative services relating to the platform.  Prosper Funding and PMI have entered into related back-up servicing agreements with a third-party loan administrator.

Since PMI’s inception, it has engaged in various transactions with its directors, executive officers and holders of more than 5% of its voting securities, and immediate family members and other affiliates of its directors, executive officers and 5% stockholders.  Since January 1, 2012, PMI has engaged in the following financial transactions with an aggregate value of greater than $120,000 with its directors, executive officers and holders of more than 5% of its voting securities and other affiliates of its directors executive officers.  PMI believes that all of the transactions described below were made on terms no less favorable to PMI than could have been obtained from unaffiliated third parties.

Asset Transfer

PMI developed the platform and owned the proprietary technology that makes operation of the platform possible.  On January 22, 2013, Prosper Funding and PMI entered into an Asset Transfer Agreement (the “Asset Transfer Agreement”) pursuant to which PMI, effective February 1, 2013 (i) transferred the platform and substantially all of PMI’s assets and rights related to the operation of the platform to Prosper Funding, and (ii) made a capital contribution to Prosper Funding in excess of $3 million. Under the Asset Transfer Agreement, PMI also transferred substantially all of its remaining assets to Prosper Funding, including (i) all outstanding PMI Notes issued by PMI under the Indenture (the “Indenture”) dated June 15, 2009 between PMI and Wells Fargo Bank, as trustee (the “Trustee”), (ii) all borrower loans held by PMI (the “PMI Borrower Loans”), (iii) all lender/borrower/group leader registration agreements related to the PMI Notes or the PMI Borrower Loans, and (iv) all documents and information related to the foregoing. The transfer of assets under the Asset Transfer Agreement is referred to as the “Asset Transfer.”  Certain hardware and agreements relevant to the development, maintenance and use of the platform, including in relation to the origination, funding and servicing of borrower loans, and the issuance, funding and payment of the Notes, were not transferred or assigned to Prosper Funding by PMI.  In addition, PMI did not transfer to Prosper Funding (i) agreements with PMI’s directors, officers or employees and PMI’s financial, legal or other advisors or consultants, (ii) certain agreements with vendors to provide PMI with goods or services in the ordinary course of business (including software licensed pursuant to any “shrink wrap” or “click wrap” license), and (iii) certain cash and short-term investments.

In the Asset Transfer Agreement, PMI agreed, among other things, to:

•
fund any repurchase obligation with respect to the PMI Notes, and indemnify Prosper Funding for any other losses that arise out of any lender/borrower/group leader registration agreement related to the PMI Notes or the PMI Borrower Loans, including as a result of a breach by PMI of any of its representations or warranties made therein;

•	fund any arbitration filing or administrative fees or arbitrator fees payable under any lender/borrower/group leader registration agreement related to the PMI Notes or the PMI Borrower Loans; and

•	fund any indemnification obligations that arise under any group leader registration agreement entered into by PMI prior to the date of the Asset Transfer.

PMI will continue to service the PMI Borrower Loans pursuant to the Administration Agreement between PMI and Prosper Funding. Under the Administration Agreement, PMI agreed, among other things, to use commercially reasonable efforts to service and collect the PMI Borrower Loans and will indemnify Prosper Funding for any losses as a result of its breach of such obligation.

Holders of the PMI Notes are third party beneficiaries under the Asset Transfer Agreement and the Administration Agreement.

PMI Note Assumption

Under Section 4.1 of the Indenture, PMI may transfer substantially all of its assets to any person without the consent of the holders of the PMI Notes, provided that the transferee expressly assumes all of PMI’s obligations under the Indenture and the PMI Notes. In that case, the transferee will succeed to and be substituted for PMI, and PMI will be discharged from all of its obligations and covenants, under the Indenture and the PMI Notes.  Accordingly, on January 22, 2013, PMI, Prosper Funding and the Trustee entered into a supplemental indenture to the Indenture that, effective February 1, 2013 (i) effected such assumption, substitution and discharge (the “Note Assumption”), and (ii) amended and restated the Indenture to reflect the Note Assumption and to make certain other amendments to the Indenture as permitted therein (the “Amended and Restated Indenture”).  Following the Note Assumption, Prosper Funding is the obligor with respect to the PMI Notes and the Indenture, and PMI no longer has any obligations with respect thereto.

Participation in the Platform

PMI’s executive officers, directors and 5% shareholders have bid on and purchased PMI Notes and loans originated through the platform from time to time in the past, and may bid on and purchase Notes in the future.  As of December 31, 2012, these parties had purchased $4,135,150 of PMI Notes and loans through the platform.  Christian Larsen has purchased PMI Notes and loans in an aggregate amount of approximately $1,667,434; James Breyer has purchased PMI Notes and loans in an aggregate amount of $1,379,917; Larry Cheng has purchased PMI Notes and loans in an aggregate amount of $33,772; Nigel Morris has purchased PMI Notes and loans in an aggregate amount of $78,767; and Tim Draper has purchased PMI Notes and loans in an aggregate amount of $836,115 and management, other affiliates and 5% shareholders have purchased PMI Notes and loans in an aggregate amount of $139,145.  Of the total aggregate amount of PMI Notes and loans purchased by executive officers, directors, and affiliates since inception through December 31, 2012, approximately $236,279 or 6% of principal has been charged off, as compared to approximately $57.7 million or 13% of principal charged off for all loans originated since inception through December 31, 2012.  The PMI Notes and loans were obtained on terms and conditions that were not more favorable than those obtained by other lenders.  In addition, from time to time, PMI funded portions of qualified loan requests and held any PMI Notes it purchased as a result of such funding for its own account.  As of December 31, 2012, PMI had purchased PMI Notes for investments in the aggregate amount of approximately $147,000.

Financing Arrangements with Significant Shareholders, Directors and Officers

In January 2013, PMI entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain new investors and certain of its existing investors (each a “Share Purchaser” and, collectively, the “Share Purchasers”), pursuant to which PMI issued and sold to such Share Purchasers (directly or through certain of their affiliates) an aggregate of 138,681,680 shares of PMI’s Series A Preferred Stock for an aggregate consideration of $20 million. The Share Purchasers included SC Prosper Holdings LLC, Merlin Acorn, LP, Draper Fisher Jurvetson, TomorrowVentures 2010 Fund, LLC, QED Fund I, L.P. and Eric & Erica Schwartz Investments LLC.

In connection with that sale, PMI also issued 51,171,951 shares at the par value $0.001 per share of Series A-1 convertible preferred stock (Series A-1 Preferred Stock) to certain previous holders of PMI’s preferred stock who participated in the sale. Upon issuance of PMI Series A and Series A-1 Preferred Stock, all of PMI’s preferred stock existing prior to such issuance was converted into PMI common stock at a 1:1 ratio if the holder of the preferred stock participated in this offering or at a 10:1 ratio if the holder of the preferred stock did not so participate.

The participants in this convertible preferred stock financing included the (i) executive officers, (ii) directors, and (iii) individuals and entities set forth in the following table (either directly or through one or more affiliates), each of which held, directly or indirectly, 5% or more of any class of PMI’s voting securities at the time the transaction was consummated.

Participant	Series A	Series A-1
Stephan Vermut	6,934,084	-
Ronald Suber	6,934,084	-
James Breyer	1,549,258	1,633,309
Aaron Vermut	6,934,084	-
Accel Partners	10,073,074	10,619,569
Agilus Ventures	4,863,592	5,127,456
Benchmark Capital Partners	963,382	1,015,648
Crosslink Capital	2,888,550	3,045,261
DAG Ventures	4,260,081	4,491,203
Draper Fisher Jurvetson	4,979,830	5,250,001
IDG Capital Partners	6,640,092	7,000,337
Meritech Capital Partners	4,260,081	4,491,203
Sequoia Capital	69,340,840	-

For further information regarding stock ownership for executive officers, directors, and individuals and entities owning greater than 5% of all PMI's classes of voting securities please see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Prosper Marketplace, Inc.—Principal Security Holders.”

As of the date of this Annual Report, two of PMI's directors, Patrick Grady and Stephan P. Vermut are affiliated with Sequoia Capital and Merlin Acorn, LP, respectively.  The notes to PMI's beneficial ownership table describe these affiliations in greater detail in “Item 12—Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters—Principal Security Holders.”

Indemnification Agreements

PMI's amended and restated certificate of incorporation provides that it will indemnify its directors and officers to the fullest extent permitted by Delaware law.  In addition, PMI has entered into separate indemnification agreements with each of its directors and executive officers.  For more information regarding these agreements, see “Item 10. Directors, Executive Officers and Corporate Governance—Prosper Marketplace, Inc.—Limitations on Officers’ and Directors’ Liability and Indemnification Agreements” for more information.

Prosper Funding LLC

Prosper Funding entered into the Administration Agreement pursuant to which PMI has agreed to provide certain administrative services relating to the platform.  Prosper Funding and PMI have entered into related back-up servicing agreements with a third-party loan administrator.

Asset Transfer

On January 22, 2013, Prosper Funding and PMI entered into an Asset Transfer Agreement (the “Asset Transfer Agreement”) pursuant to which PMI, effective February 1, 2013 (i) transferred the platform and substantially all of PMI’s assets and rights related to the operation of the platform to Prosper Funding, and (ii) made a capital contribution to Prosper Funding in excess of $3 million. Under the Asset Transfer Agreement, PMI also transferred substantially all of its remaining assets to Prosper Funding, including (i) all outstanding PMI Notes issued by PMI under the Indenture (the “Indenture”) dated June 15, 2009 between PMI and Wells Fargo Bank, as trustee (the “Trustee”), (ii) all PMI Borrower Loans, (iii) all lender/borrower/group leader registration agreements related to the PMI Notes or the PMI Borrower Loans, and (iv) all documents and information related to the foregoing. The transfer of assets under the Asset Transfer Agreement is referred to as the “Asset Transfer.” Certain hardware and agreements relevant to the development, maintenance and use of the platform, including in relation to the origination, funding and servicing of borrower loans, and the issuance, funding and payment of the Notes, were not transferred or assigned to Prosper Funding by PMI.  In addition, PMI did not transfer to Prosper Funding (i) agreements with PMI’s directors, officers or employees and PMI’s financial, legal or other advisors or consultants, (ii) certain agreements with vendors to provide PMI with goods or services in the ordinary course of business (including software licensed pursuant to any “shrink wrap” or “click wrap” license), and (iii) certain cash and short-term investments.

In the Asset Transfer Agreement, PMI agreed, among other things, to:

•
fund any repurchase obligation with respect to the PMI Notes, and indemnify Prosper Funding for any other losses that arise out of any lender/borrower/group leader registration agreement related to the PMI Notes or the PMI Borrower Loans, including as a result of a breach by PMI of any of its representations or warranties made therein;

•	fund any arbitration filing or administrative fees or arbitrator fees payable under any lender/borrower/group leader registration agreement related to the PMI Notes or the PMI Borrower Loans; and

•	fund any indemnification obligations that arise under any group leader registration agreement entered into by PMI prior to the date of the Asset Transfer.

PMI will continue to service the PMI Borrower Loans pursuant to the Administration Agreement between PMI and Prosper Funding. Under the Administration Agreement, PMI agreed, among other things, to use commercially reasonable efforts to service and collect the PMI Borrower Loans and will indemnify Prosper Funding for any losses as a result of its breach of such obligation.

Holders of the PMI Notes are third party beneficiaries under the Asset Transfer Agreement and the Administration Agreement.

PMI Note Assumption

Under Section 4.1 of the Indenture, PMI may transfer substantially all of its assets to any person without the consent of the holders of the PMI Notes, provided that the transferee expressly assumes all of PMI’s obligations under the Indenture and the PMI Notes. In that case, the transferee will succeed to and be substituted for PMI, and PMI will be discharged from all of its obligations and covenants, under the Indenture and the PMI Notes. Accordingly, on January 22, 2013, PMI, Prosper Funding and the Trustee entered into a supplemental indenture to the Indenture that, effective February 1, 2013 (i) effected such assumption, substitution and discharge (the “Note Assumption”), and (ii) amended and restated the Indenture to reflect the Note Assumption and to make certain other amendments to the Indenture as permitted therein (the “Amended and Restated Indenture”). Following the Note Assumption, Prosper Funding is the obligor with respect to the PMI Notes and the Indenture, and PMI no longer has any obligations with respect thereto.

Prosper Funding has not engaged in any other transactions with its directors, executive officers, holders of more than 5% of its voting securities, or immediate family members or other affiliates of its directors, executive officers or 5% stockholders.

Indemnification Agreements

Under Prosper Funding’s organizational documents, it is required to indemnify its directors and officers in certain instances.   For more information, see “Item 10. Directors, Executive Officers, and Corporate Governance—Prosper Funding LLC—Limitations on Officers’ and Directors’ Liability and Indemnification Agreements.”

Item 14. Principal Accounting Fees and Services

Prosper Marketplace, Inc. and Prosper Funding LLC.

The following table sets forth the approximate aggregate fees accrued or paid by PMI and Prosper Funding for the years ended December 31, 2012 and 2011 to PMI and Prosper Funding’s independent registered public accounting firm OUM & Co. LLP.

	December 31,
	2012	2011
Audit Fees (1)	$451,700	$447,500
Audit-Related Fees (2)	—	—
Audit and Audit Related Fees	$451,700	$447,500
Tax Fees (3)	—	—
All Other Fees	—	—
Total Fees	$451,700	$447,500

(1) Audit fees consist of fees billed for professional services rendered in connection with the audit of annual consolidated financial statements, quarterly financial statements included in Forms 10Q, Post Effective Amendments and services that are provided in connection with PMI and Prosper Funding's statutory or regulatory filings.
(2) Audit-related fees consisted principally of fees for due diligence services.
(3) Tax Fees consisted of fees for tax consultation and tax compliance services.

All of the audit and non-audit services described above were approved by the Board of Directors of PMI based on the engagement letter signed at the outset of the engagement and not pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a1) Report of Independent Registered Public Accounting Firm for PMI	F-1

(a2) Report of Independent Registered Public Accounting Firm for PFL	F-24

(b) Documents List
1. Financial Statements
Prosper Marketplace, Inc.
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2
Consolidated Statements of Income for the years ended December 31, 2012 and 2011	F-3
Consolidated Statements of Equity for the years ended December 31, 2012 and 2011	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011	F-5
Notes to Consolidated Financial Statements	F-6

Prosper Funding LLC
Consolidated Balance Sheet as of December 31, 2012	F-25
Consolidated Statement of Income for the year ended December 31, 2012	F-26
Consolidated Statement of Cash Flows for the year ended December 31, 2012	F-27
Notes to Financial Statements	F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
of Prosper Marketplace, Inc.

We have audited the accompanying consolidated balance sheets of Prosper Marketplace, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of PMI’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. PMI is not required to have, nor were we engaged to perform, an audit of PMI’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of PMI’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prosper Marketplace, Inc. at December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ OUM & Co. LLP
San Francisco, California
March 18, 2013

Schedule I
Prosper Marketplace, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2012	2011
Cash and cash equivalents	$2,300,073	$9,216,133
Restricted cash	5,949,311	4,364,102
Short term investments	999,895	9,997,420
Receivables	91,900	12,941
Loans held for investment at fair value	175,471	137,314
Borrower Loans Receivable at fair value	166,899,587	75,762,894
Property and equipment, net	1,529,992	1,337,572
Prepaid and other assets	376,207	234,539
Total assets	$178,322,436	$101,062,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,787,520	$1,123,732
Accrued liabilities	2,978,676	2,027,313
Borrower Payment Dependent Notes at fair value	167,477,941	76,159,501
Repurchase and Indemnification obligation	40,900	22,168
Total liabilities	172,285,037	79,332,714

Commitments and contingencies (see Note 12)

Stockholders' Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding as of December 31, 2012 and December 31, 2011)	4,024	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding as of December 31, 2012 and December 31, 2011)	3,310	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized, issued and outstanding as of December 31, 2012 and December 31, 2011)	2,064	2,064
Convertible preferred stock – Series D ($0.001 par value; 20,340,705 shares authorized, issued and outstanding as of December 31, 2012 and December 31, 2011)	20,341	20,341
Convertible preferred stock – Series E ($0.001 par value; 23,222,747 shares authorized, issued and outstanding as of December 31, 2012 and December 31, 2011)	23,223	23,223
Convertible preferred stock – Series E-1 ($0.001 par value; 10,000,000 shares authorized, issued and outstanding as of December 31, 2012 and December 31, 2011)	10,000	10,000
Convertible preferred stock – Series F ($0.001 par value; 8,996,739 shares authorized, issued and outstanding as of December 31, 2012 and December 31, 2011)	8,997	8,997
Common stock ($0.001 par value; 82,630,003 shares authorized; 3,006,745 shares issued and outstanding as of December 31, 2012; 81,414,566 shares authorized; 2,872,859 shares issued and outstanding as of December 31, 2011)	4,829	4,696
Additional paid-in capital	83,150,447	82,733,624
Less Treasury Stock	(291,046)	(291,046)
Accumulated deficit	(76,898,790)	(60,789,032)
Total stockholders' equity	6,037,399	21,730,201

Total liabilities and stockholders' equity	$178,322,436	$101,062,915

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations

	For the Twelve Months Ended December 31,
	2012	2011
Revenues
Interest income on Borrower Loans	$23,099,553	$9,691,735
Origination fees	6,917,691	2,836,917
Loan servicing fees	971	23,389
Interest expense on Payment Dependent Notes	(21,888,625)	(9,195,721)
Rebates and promotions	(1,322,063)	(1,169,278)
Total Revenues	6,807,527	2,187,042

Cost of revenues
Cost of services	(1,420,825)	(1,244,240)
Reversal of (Provision for) loan and Note repurchases	(25,789)	32,340
Net revenues	5,360,913	975,142

Operating expenses
Compensation and benefits	10,334,130	6,824,295
Marketing and advertising	5,683,161	2,017,981
Depreciation and amortization	678,898	482,457
General and administrative
Professional services	3,306,567	2,149,749
Facilities and maintenance	1,227,659	730,606
Other	1,579,958	1,061,218
Total expenses	22,810,373	13,266,306
Loss before other income and expenses	(17,449,460)	(12,291,164)

Other income and expenses
Interest income	14,140	5,657
Change in fair value on Borrower Loans, Loans Held for Investment and Payment Dependent Notes, net	956,687	280,564
Insurance recoveries	-	1,999,999
Loss on impairment of fixed assets	-	(124,387)
Other Income	368,875	108,282
Total other income and expenses, net	1,339,702	2,270,115

Loss before income taxes	(16,109,758)	(10,021,049)
Provision for income taxes	-	-
Net loss	$(16,109,758)	$(10,021,049)

Net loss per share – basic and diluted	$(5.51)	$(2.32)
Weighted average shares - basic and diluted net loss per share	2,925,611	4,313,318

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of January 1, 2011	32,848,832	$32,849	4,478,667	$4,479	-	$-	$56,659,849	$(50,767,983)	$5,929,194

Issuance of convertible preferred stock, Series E	23,222,747	23,223	-	-	-	-	17,116,777	-	17,140,000

Issuance of convertible preferred stock, Series E-1	10,000,000	10,000	-	-	-	-	-	-	10,000

Conversion of convertible preferred stock, Series D-1	(3,110,188)	(3,110)	1	-	-	-	3,110	-	-

Conversion of convertible preferred stock, Series F	8,996,739	8,997	-	-	-	-	8,991,340	-	9,000,337

Offering costs on preferred stock	-	-	-	-	-	-	(500,210)	-	(500,210)

Exercise of stock options	-	-	126,666	127	-	-	26,207	-	26,334

Exercise of common stock warrants	-	-	90,165	90	-	-	17,943	-	18,033

Issuance of common stock warrants	-	-	-	-	-	-	104,709	-	104,709

Purchase of Treasury Stock	-	-	-	-	(1,822,640)	(291,046)	-	-	(291,046)

Compensation expense	-	-	-	-	-	-	313,899	-	313,899

Net loss	-	-	-	-	-	-		(10,021,049)	(10,021,049)

Balance as of December 31, 2011	71,958,130	$71,959	4,695,499	$4,696	(1,822,640)	$(291,046)	$82,733,624	$(60,789,032)	$21,730,201

Exercise of stock options	-	-	133,886	133	-	-	18,863	-	18,996

Issuance of common stock warrants	-	-	-	-	-	-	57,760	-	57,760

Compensation expense	-	-	-	-	-	-	340,200	-	340,200

Net loss	-	-	-	-	-	-	-	(16,109,758)	(16,109,758)

Balance as of December 31, 2012	71,958,130	$71,959	4,829,385	$4,829	(1,822,640)	$(291,046)	$83,150,447	$(76,898,790)	$6,037,399

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(16,109,758)	$(10,021,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Borrower Payment Dependent Notes	3,833,443	2,614,698
Depreciation and amortization	678,898	482,457
Stock-based compensation expense	340,200	313,899
Issuance of common stock warrants	57,760	104,709
Provision for (Reversal of) loan and Note repurchases	18,732	(32,340)
Change in fair value of Loans held for investment	11,258	(3,167)
Change in fair value of Borrower Loans	(4,801,390)	(2,892,095)
Loss on impairment of fixed assets	–	124,387
Change in fair value of servicing rights	–	2,986
Amortization of discount on long-term debt	–	11,406
Changes in operating assets and liabilities:
Restricted cash	(1,585,209)	(1,797,471)
Receivables	(78,960)	(6,635)
Prepaid and other assets	(141,668)	(59,734)
Accounts payable and accrued liabilities	1,615,152	1,377,458
Loan and Note repurchases	–	(16,493)
Net cash used in operating activities	(16,161,542)	(9,796,984)

Cash flows from investing activities:
Repayment of Borrower Loans held at fair value	66,839,819	25,957,163
Maturities of short term investments	11,997,525	–
Repayment of Loans held for investment at fair value	132,544	12,647
Purchases of property and equipment	(871,318)	(1,128,898)
Origination of Loans held for investment at fair value	(181,959)	(146,794)
Purchases of short term investments	(3,000,000)	(9,997,420)
Origination of Borrower Loans held at fair value	(153,175,122)	(75,138,012)
Net cash used in investing activities	(78,258,511)	(60,441,314)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	–	26,150,337
Offering costs - convertible preferred stock	–	(500,210)
Proceeds from issuance of Notes held at fair value	153,175,122	75,138,012
Payment of Notes held at fair value	(65,690,125)	(25,071,255)
Principal repayment of notes payable	–	(300,000)
Proceeds from issuance of common stock	18,996	44,365
Purchase of Treasury Stock	–	(291,046)
Net cash provided by financing activities	87,503,993	75,170,203

Net increase (decrease) in cash and cash equivalents	(6,916,060)	4,931,905
Cash and cash equivalents at beginning of the year	9,216,133	4,284,228
Cash and cash equivalents at end of the year	$2,300,073	$9,216,133

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business

Prosper Marketplace, Inc. (“PMI” ) was incorporated in the state of Delaware on March 22, 2005.   PMI developed and operated a peer-to-peer online credit marketplace that permits its borrower members to apply for PMI Borrower Loans and lender members to purchase PMI Notes issued by PMI, the proceeds of which facilitated the funding of specific loans to borrowers. The platform enables PMI’s borrower members to request and obtain personal, unsecured loans by posting anonymous “listings” on the platform indicating the principal amount of the desired loan. Loan terms were subject to minimum and maximum loan amounts determined by the borrower’s credit bureau score and Prosper score, at interest rates set by PMI.  PMI sets the interest rates for borrower loans based on Prosper Ratings, as well as additional factors, such as estimated loss rate, loan terms, general economic environment, previous Prosper loans and competitive conditions.  Borrowers create loan listings from $2,000 up to $25,000.  PMI handles all ongoing loan administration tasks, including loan servicing and collections on behalf of the lenders. PMI generates revenue by collecting one-time fees from borrowers on funded loans and from loan servicing fees paid by lender members.

All loans requested and obtained by PMI borrower members through PMI’s platform are unsecured obligations of individual borrower members with a fixed interest rate and loan terms set at one, three and five years as of December 31, 2012.  All PMI Borrower Loans are funded by WebBank, an FDIC-insured, Utah-chartered industrial bank.  After funding a loan, WebBank assigns the loan to PMI, without recourse to WebBank, in exchange for the principal amount of the PMI Borrower Loan.  WebBank does not have any obligation to purchasers of the PMI Notes.

As reflected in the accompanying consolidated financial statements, PMI has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $76.9 million as of December 31, 2012.  At December 31, 2012, PMI had approximately $3.3 million in cash and cash equivalents and short term investments. Since its inception, PMI has financed its operations primarily through equity financing from various sources. PMI is dependent upon raising additional capital or debt financing to fund its current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect PMI’s ability to achieve its business objectives and continue as a going concern.  Further, there can be no assurances as to the availability or terms upon which the required financing and capital might be available.  On January 15, 2013, PMI entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain new investors and certain of its existing investors (each, a “Share Purchaser” and, collectively, the “Share Purchasers”), pursuant to which PMI issued and sold to such Share Purchasers (either directly or through certain of their respective affiliates) 138,681,680 shares of PMI’s Series A Preferred Stock (the “Shares”) for an aggregate purchase price of $20 million.  See Note 15 for additional information.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of PMI and its wholly owned subsidiary Prosper Funding LLC (“Prosper Funding”). All intercompany balances and transactions between the subsidiary have been eliminated in consolidation. PMI and Prosper Funding's financial statements have been prepared in accordance with U.S generally accepted accounting principles (U.S. GAAP).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of borrower loans receivable and associated member payment dependent notes, valuation of servicing rights, valuation allowance on deferred tax assets, valuation and amortization periods of intangible assets, repurchase obligation, stock-based compensation expense, and contingent liabilities. PMI bases its estimates on historical experience and on various other assumptions that PMI believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Certain Risks and Concentrations

In the normal course of its business, PMI encounters two significant types of risk: credit and regulatory. Financial instruments that potentially subject PMI to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and short term investments. PMI places cash, cash equivalents, restricted cash and short term investments with high-quality financial institutions. PMI is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds federally insured amounts. PMI performs periodic evaluations of the relative credit standing of these financial institutions and has not sustained any credit losses from instruments held at these financial institutions.

Prior to February 1, 2013, PMI Borrower Loans originated by PMI were carried on its consolidated balance sheet.  The PMI Borrower Loans were funded by the PMI Notes and repayment of the PMI Notes is wholly dependent on the repayment of the PMI Borrower Loans associated with a PMI Note.  As a result, PMI did not bear the risk associated with the repayment of principal on loans carried on its consolidated balance sheet.  A decrease in the value of the PMI Borrower Loans carried on PMI's balance sheet associated with increased credit risk was directly offset by a reduction in the value of the PMI Notes issued in association with the PMI Borrower Loans. However, PMI charged a servicing fee that was deducted from loan payments.  To the extent that loan payments were not made, PMI’s servicing income was reduced.  On January 22, 2013, PMI entered into the Asset Transfer Agreement with Prosper Funding, pursuant to which PMI transferred substantially all of its remaining assets to Prosper Funding, including (i) all outstanding PMI Notes issued by PMI under the Indenture (the “Indenture”) dated June 15, 2009 between PMI and Wells Fargo Bank, as trustee (the “Trustee”), (ii) all PMI Borrower Loans, (iii) all lender/borrower/group leader registration agreements related to the PMI Notes or the PMI Borrower Loans, and (iv) all documents and information related to the foregoing, effective February 1, 2013.

PMI is subject to various regulatory requirements. The failure to appropriately identify and address these regulatory requirements could result in certain discretionary actions by regulators that could have a material effect on PMI's consolidated financial position and results of operations (See Note 12—Commitments and Contingencies—Securities Law Compliance).

Cash and Cash Equivalents

PMI invests its excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value. Such deposits periodically exceed amounts insured by the FDIC.

Restricted Cash

Restricted cash consists primarily of cash deposits required to support PMI’s ACH activities and secured corporate credit cards.

Short Term Investments

PMI's short term investments consists of highly liquid debt instruments of the U.S. government and its agencies with maturity periods greater than three months and less than 12 months.

Borrower Loans and Borrower Payment Dependent Notes

Prior to February 1, 2013, PMI issued PMI Notes and purchased PMI Borrower Loans from WebBank, and held the PMI Borrower Loans until maturity.  PMI's obligation to repay the PMI Notes was conditioned upon the repayment of the associated PMI Borrower Loans owned by PMI.   The PMI Borrower Loans and the PMI Notes were carried on PMI's balance sheets as assets and liabilities, respectively, until February 1, 2013, when such PMI Borrower Loans and PMI Notes were transferred to Prosper Funding pursuant to the Asset Transfer Agreement.  In conjunction with PMI's prior operating structure, PMI adopted the provisions of ASC Topic 825, Financial Instrument.  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  The fair value election, with respect to an item, may not be revoked once an election is made.  In applying the provisions of ASC Topic 825, PMI recorded assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute.  PMI does not record a specific allowance account related to the PMI Borrower Loans and PMI Notes in which PMI has elected the fair value option, but rather estimate the fair value of the PMI Borrower Loans and PMI Notes using discounted cash flow methodologies adjusted for PMI’s historical payment, loss and recovery rates. An account is considered to be a loss, or charged-off, when it reaches 121+ days past due.  PMI has reported the aggregate fair value of the PMI Borrower Loans and PMI Notes as separate line items in the assets and liabilities sections of the accompanying balance sheets using the methods described in ASC Topic 820, Fair Value Measurements and Disclosures—See Fair Value Measurement.

Property and Equipment

Property and equipment consists of computer equipment, office furniture and equipment, and software purchased or developed for internal use. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets, which range from three to seven years. PMI capitalizes expenditures for replacements and betterments and recognizes as expenses amounts for maintenance and repairs as incurred.  Depreciation and amortization commences once the asset is placed in service.

Internal Use Software and Website Development

PMI accounts for internal use software costs, including website development costs, in accordance with ASC Topic 350-40, Internal Use Software and ASC Topic 350-50, Website Development Costs. In accordance with ASC Topic 350-40 and 350-50, the costs to develop software for PMI's website and other internal uses are capitalized when management has authorized and committed project funding, preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Capitalized software development costs primarily include software licenses acquired, fees paid to outside consultants, and salaries and payroll related costs for employees directly involved in the development efforts.

Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are considered to be probable to result in additional functionality are capitalized. Capitalized costs are included in property and equipment and amortized to expense using the straight-line method over their expected lives. PMI evaluates its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.

Impairment of Long-Lived Assets Including Acquired Intangible Assets

In accordance with ASC Topic 360, Property Plant and Equipment, PMI reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying values of those assets may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying value of the asset to future net undiscounted cash flows that the assets are expected to generate. If an asset is considered to be impaired, the impairment to be recognized equals the amount by which the asset’s carrying value exceeds its fair value. Fair value is estimated using discounted net cash flows.

During 2012, no asset disposals resulted in a loss on impairment of fixed assets.  During 2011 management made the decision to discontinue the development of certain of its planned software development projects and to dispose of obsolete computer software and hardware. The assets previously capitalized in prior years were deemed to be impaired in accordance with ASC Topic 360, Property, Plant, and Equipment. An impairment charge for obsolete telephone equipment of $122,673 is included in other income and expenses in PMI's consolidated statement of operations for the year ended December 31, 2011.

Repurchase and Indemnification Obligation

PMI is obligated to indemnify lenders and repurchase certain PMI Notes sold to the lenders in the event of violation of applicable federal, state, or local lending laws, or verifiable identify theft. The loan indemnification and repurchase obligation is estimated based on historical experience. PMI accrues a provision for the repurchase and indemnification obligation when the PMI Notes are issued. Indemnified or repurchased PMI Notes associated with federal, state, or local lending laws, or verifiable identity thefts are written off at the time of repurchase or at the time an indemnification payment is made.

Revenue Recognition

PMI recognizes revenue in accordance with ASC Topic 605, Revenue Recognition.  Under ASC Topic 605, PMI recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the price of the services is fixed and determinable, and collectability is reasonably assured.

Origination fees

Borrowers pay an origination fee upon the successful closing of a loan. PMI deducts and retains the origination fee from the loan amount prior to disbursing the net amount to the borrower member. The loan origination fee is determined by the term and credit grade of the loan, and ranges from 0.50% to 4.95% of the original principal amount. Since PMI accounts for PMI Borrower Loans, loans held for investment and PMI Notes at fair value, origination fees are not deferred but are recognized at origination of the loan, and direct costs to originate loans are recorded as expenses as incurred.

Loan servicing fees

Loan servicing revenue included monthly loan servicing fees and non-sufficient funds (“NSF”) fees. Loan servicing fees were accrued daily based on the current outstanding loan principal balance of the PMI Borrower Loan but were not recognized until payment was received due to the uncertainty of collection of borrower loan payments. PMI charged a NSF fee to borrowers on the first failed payment of each billing period.  NSF fees were charged to the customer and collected and recognized immediately.

Interest income (expense) on PMI Borrower Loans receivable and PMI Notes

PMI recognizes interest income on PMI Borrower Loans using the accrual method based on the stated interest rate to the extent that PMI believed it to be collectable.  PMI records interest expense on the corresponding PMI Note based on the contractual interest rate. Gross interest income earned and gross interest expense incurred were $23,099,553 and $ 21,888,625, respectively for the year ended December 31, 2012. Gross interest income earned and gross interest expense incurred were $9,691,735 and $9,195,721, respectively for the year ended December 31, 2011.

Marketing and Advertising Expense

Under the provisions of ASC Topic 720, Other Expenses, the costs of advertising are expensed as incurred. Advertising costs were approximately $5,683,000 and $2,018,000 for the years ended December 31, 2012 and 2011, respectively.

Rebate and Promotional Expenses

PMI accounts for rebates and promotions in accordance with ASC Topic 605, Revenue Recognition.  From time to time PMI offers rebates and promotions to borrower and lender members.  PMI records these rebates and promotions as an offset to revenue if a particular rebate or promotion is earned upon the origination of the loan. PMI's rebate and promotions have in the past been in the form of cash back and other incentives paid to lender and borrowers.

Stock-Based Compensation

PMI accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Stock Compensation.  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to awards that are expected to vest is amortized using the straight line method over the vesting term of the stock-based award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. PMI estimated its annual forfeiture rate to be 18.2% and 26.3% for the years ended December 31, 2012 and 2011, respectively.

PMI has granted options to purchase shares of common stock to nonemployees in exchange for services performed. PMI accounts for stock options and restricted stock issued to nonemployees in accordance with the provisions of ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires that equity awards be recorded at their fair value.  Under ASC Topic 718 and 505-50, PMI uses the Black-Scholes model to estimate the fair value of options granted to nonemployees at each vesting date until performance is complete to determine the appropriate charge for the services provided. The volatility of PMI's common stock was based on comparative company volatility.

The fair value of stock option awards for the years 2012 and 2011 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Years Ended December 31,
	2012	2011
Volatility of common stock	73.3%	71.7%
Risk-free interest rate	1.3%	1.5%
Expected life*	4.6 years	4.6 years
Dividend yield	0%	0%
Weighted-average fair value of grants	$0.10	$0.08

*	For nonemployee stock option awards, the expected life is the contractual term of the award, which is generally ten years.

The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because PMI's equity awards have characteristics significantly different from those of traded options, the changes in the subjective input assumptions can materially affect the fair value estimate.

Total stock-based compensation expense for employees reflected in the statements of operations for the years ended December 31, 2012 and 2011 is approximately $340,000 and $314,000, respectively.  As of December 31, 2012, the unamortized stock-based compensation expense related to unvested stock-based awards was approximately $270,500, which will be recognized over the remaining weighted average vesting period of approximately 2.6 years.

Net Loss Per Share

PMI computes net loss per share in accordance with ASC Topic 260 Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common shareholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At December 31, 2012, there were outstanding convertible preferred stock, warrants and options convertible into 61,958,136, 2,609,870 and 11,738,168 common shares, respectively, which may dilute future earnings per share. As PMI's reporting a net loss for the years ended December 31, 2012 and 2011, potentially dilutive securities are excluded from the computation of net loss per share, as their effect would be antidilutive.

Income Taxes

PMI uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Under ASC Topic 740, Income Taxes, PMI's policy to include interest and penalties related to gross unrecognized tax benefits within PMI's provision for income taxes did not change.

Fair Value Measurement

PMI adopted ASC Topic 820, Fair Value Measurements and Disclosures, on January 1, 2008. ASC Topic 820 provides a framework for measuring the fair value of assets and liabilities. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation.  ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

PMI determines the fair values of its financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation techniques are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models.  When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability.

PMI's financial instruments consist principally of cash and cash equivalents, restricted cash, short term investments, borrower loans receivable, accounts payable and accrued liabilities, Borrower Payment Dependent Notes and long-term debt.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

The following tables present the assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011:

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short term investments	$999,895	$-	$-	$999,895
Borrower loans receivable	-	-	166,899,587	166,899,587
Loans held for investment	-	-	175,471	175,471
Liabilities
Borrower payment dependent notes	$-	$-	$167,477,941	$167,477,941

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short term investments	$9,997,420	$-	$-	$9,997,420
Borrower loans receivable	-	-	75,762,894	75,762,894
Loans held for investment	-	-	137,314	137,314
Liabilities
Borrower payment dependent notes	$-	$-	$76,159,501	$76,159,501

PMI's short term investments consist of United States Treasuries with maturity periods greater than three months and less than 12 months.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that PMI has the ability to access. PMI classifies United States Treasuries as Level 1 assets.  PMI intends to hold these investments until maturity.

As observable market prices are not available for the borrower loans and borrower payment dependent notes PMI holds, or for similar assets and liabilities, PMI believes the borrower loans and notes should be considered Level 3 financial instruments under ASC Topic 820.  In a hypothetical transaction as of the measurement date, PMI believes that differences in the principal marketplace in which the loans are originated and the principal marketplace in which PMI might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date.  For borrower loans, the fair value is estimated using discounted cash flow methodologies based upon valuation assumptions including prepayment speeds, roll rates, recovery rates and discount rates based on the perceived credit risk within each credit grade.

PMI's obligation to pay principal and interest on any PMI Note is equal to the loan payments, if any, PMI receives on the corresponding PMI Borrower Loan, net of its 1.0% servicing fee.  The fair value election for PMI Notes and PMI Borrower Loans allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to lenders that are dependent upon borrower payments.  As such, the fair value of the PMI Note is approximately equal to the fair value of the PMI Borrower Loans, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to PMI Note holders.  Any unrealized gains or losses on the PMI Borrower Loans and PMI Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations.  The effective interest rate associated with the PMI Notes is less than the interest rate earned on the PMI Borrower Loans due to the 1.0% servicing fee.  See Note 6 for a roll-forward and further discussion of the significant assumptions used to value PMI Borrower Loans and PMI Notes.

Servicing rights related to PMI Borrower Loans originated prior to October 16, 2008 do not trade in an active open market with readily observable prices. Although sales of servicing assets do occur, the nature and character of the assets underlying those transactions are not similar to those held by PMI and, therefore, the precise terms and conditions typically seen in the marketplace would likely not be available to PMI. Accordingly, management determined the fair value of its servicing rights using a discounted cash flow model to project future expected cash flows based upon a set of valuation assumptions PMI believes market participants would use for similar rights. The primary assumptions PMI uses for valuing its servicing asset include prepayment speeds, default rates, cost to service, profit margin, and discount rate.

PMI reviewed these assumptions to ensure they were consistent with market conditions. Inaccurate assumptions in valuing the servicing rights could affect PMI's results of operations. Due to the nature of the valuation inputs, servicing assets are classified as Level 3. The change in the fair-value of servicing rights is included in cost of services in the statement of operations. Servicing rights decreased to zero as loans originated prior to October 16, 2008 had fully matured or charged off as of December 31, 2012.

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Servicing Rights	Borrower Loans	Borrower Payment Dependent Notes	Loans Held for Investment	Total
Balance at January 1, 2012	$-	$75,762,894	$(76,159,501)	$137,314	$(259,293)
Originations	-	153,175,122	(153,175,122)	181,959	181,959
Principal repayments and credit losses	-	(66,839,819)	65,690,125	(132,544)	(1,282,238)
Change in fair value on borrower loans and Payment Dependent Notes	-	4,801,390	(3,833,443)	-	967,947
Change in fair value of loans held for investment	-	-	-	(11,258)	(11,258)
Balance at December 31, 2012	$-	$166,899,587	$(167,477,941)	$175,471	$(402,883)

Balance at January 1, 2011	$2,986	$23,689,950	$(23,478,046)	$-	$214,890
Originations	-	75,138,012	(75,138,012)	146,794	146,794
Principal repayments	-	(25,957,163)	25,071,255	(12,647)	(898,555)
Change in fair value on borrower loans and Payment Dependent Notes	-	2,892,095	(2,614,698)	-	277,397
Change in fair value of servicing rights	(2,986)	-	-	-	(2,986)
Change in fair value of loans held for investment	-	-	-	3,167	3,167
Balance at December 31, 2011	$-	$75,762,894	$(76,159,501)	$137,314	$(259,293)

No other assets or other liabilities were carried at fair value as of December 31, 2012 and 2011.

3. Cash and Cash Equivalents and Short Term Investments

Cash and cash equivalents and short term investments consist of the following:

	December 31,
Cash and cash equivalents and short term investments	2012	2011
Cash	$2,300,073	$4,212,984
Money market funds	-	5,003,149
Short term investments	999,895	9,997,420
Total cash and cash equivalents and short term investments	$3,299,968	$19,213,553

4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2012	2011
Property and equipment:
Computer equipment	1,629,657	1,451,124
Internal-use software	1,656,267	1,579,623
Purchased software	368,928	292,886
Office equipment and furniture	124,170	58,601
Leasehold improvements	41,257	41,257
Assets not yet placed in service	134,321	149,322
Property and equipment	3,954,600	3,572,813
Less accumulated depreciation and amortization	(2,424,608)	(2,235,241)
Total property and equipment, net	1,529,992	1,337,572

Depreciation expense for 2012 and 2011 was $678,898 and $432,151, respectively. PMI capitalized internal-use software costs in the amount of $529,670 and $369,984 for the years ended December 31, 2012 and 2011, respectively.

5. Loans Held for Investment

As of December 31, 2012, PMI retained a total of $175,471 of PMI Borrower Loans originated through the platform. When a borrower member loan has been funded in whole, or in part, by PMI, PMI retains the portion of the borrower’s monthly loan payment that corresponds to the percentage of the loan that PMI funded. In these cases, PMI records interest income on these PMI Borrower Loans.

Origination fees earned from PMI Borrower Loans funded by PMI are initially deferred and subsequently amortized ratably over the term of the PMI Borrower Loan and are reported in the statement of operations as Origination fees.

PMI estimates the fair value of the loans held for investment using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of Borrower Loans, which are set forth in Note 4, as they have similar characteristics and PMI expects these loans to behave in a comparable manner.  The valuation assumptions PMI used to value these loans include prepayment rates, default rates and recovery rates derived from historical loan performance data and discount rates based on credit grade applied to each loan.

The fair value adjustment on these loans held for investment was $2,721, which is included in earnings for the year ended December 31, 2012.  As of December 31, 2012 PMI has received $127,037 in payments on these loans.  As of December 31, 2012, there was $28,967 in loans held for investment that were charged-off.

6. PMI Borrower Loans and PMI Notes Held at Fair Value

PMI estimates the fair value of the PMI Notes and PMI Borrower Loans using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions PMI used to value the PMI Borrower Loans and PMI Notes include prepayment rates derived from historical prepayment rates for each credit score, default rates derived from historical performance, recovery rates and discount rates applied to each credit tranche based on the perceived credit risk of each credit grade. PMI's obligation to pay principal and interest on any PMI Note is equal to the loan payments, if any, received on the corresponding PMI Borrower Loan, net of PMI's 1.0% servicing fee.  As such, the fair value of the PMI Note is approximately equal to the fair value of the PMI Borrower Loans, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to PMI Note holders.  The effective interest rate associated with the PMI Notes will be less than the interest rate earned on the PMI Borrower Loans due to the 1.0% servicing fee.

For PMI Borrower Loans originated and PMI Notes, PMI used the following average assumptions to determine the fair value as of December 31, 2012:

Monthly prepayment rate speed	1.55%
Recovery rate	5.43%
Discount rate *	9.77%

*	This is the average discount rate among all of PMI's credit grades

The following table presents additional information about PMI Borrower Loans and PMI Notes measured at fair value on a recurring basis for the year ended December 31, 2012:

	Borrower Loans	Notes
Fair value at December 31, 2011	$75,762,894	$76,159,501
Originations	153,175,122	153,175,122
Principal repayments	(66,839,819)	(65,690,125)
Unrealized gains or losses included in earnings	4,801,390	3,833,443
Fair value at December 31, 2012	$166,899,587	$167,477,941

Due to the recent origination of the PMI Borrower Loans and PMI Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  PMI had no originations of PMI Borrower Loans or issuances of PMI Notes prior to July 13, 2009.  Of the loans originated from July 13, 2009 to December 31, 2012, PMI had 279 loans which were 90 days or more delinquent for an aggregate principal amount of $1,261,916 and a fair value of $207,149 as of December 31, 2012.

7. Repurchase and Indemnification Obligation

Changes in the PMI Note repurchase and indemnification obligations are summarized below:

	Years Ended December 31,
	2012	2011
Beginning of year balance:	$22,168	$71,001
Provision for repurchases and indemnifications	18,732	(48,833)
Notes repurchased and immediately charged off or changed off and indemnified (net of recoveries)	-	-
End of year balance:	$40,900	$22,168

8. Net Loss Per Share

PMI computes net loss per share in accordance with ASC Topic 260. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

Basic and diluted loss per share was calculated as follows:

	Years Ended December 31,
	2012	2011
Numerator:
Net loss	$(16,109,758)	$(10,021,049)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	2,925,611	4,313,318

Basic and diluted net loss per share	$(5.51)	$(2.32)

Due to losses attributable to common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	Years Ended December 31,
	2012	2011
Excluded Securities:	(shares)	(shares)
Convertible preferred stock issued and outstanding	61,958,136	61,958,136
Stock options issued and outstanding	11,738,168	12,087,620
Warrants issued and outstanding	2,609,870	1,343,589
Total common stock equivalents excluded from diluted net loss per common share computation	76,306,174	75,389,345

9. Stockholders’ Equity

Preferred Stock

Under PMI's certificate of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.

In June 2011, PMI issued and sold 23,222,747 shares at $0.7385 per share of Series E convertible preferred stock (Series E Preferred Stock) in a private placement for $16,708,524, net of issuance costs of $441,476.  In connection with that sale, PMI issued and recorded 10,000,000 shares at the par value $0.001 per share of Series E-1 convertible preferred stock (Series E-1 Preferred Stock) as additional consideration for certain holders of Series A, Series B and Series C Preferred Stock who participated in the sale at significant levels. The Series E-1 shares established certain liquidation rights, as described below, have no voting rights and are convertible into one share of common stock (Common Stock) for every one million shares of Series E-1. PMI allocated the fair value of the shares of Series E-1 Preferred Stock at the par value of $.001 per share from the proceeds of Series E. Upon issuance of PMI's Series E and Series E-1 Preferred Stock, the Series D-1 Preferred Stock was converted into a single share of Common Stock.

In November 2011, PMI issued and sold 8,996,739 shares at $1.00 per share of Series F convertible preferred stock (Series F Preferred Stock) in a private placement for $8,941,602, net of issuance costs of $58,735.

Dividends

The holders of Series D, Series E and Series F Preferred Stock are entitled to receive an annual dividend per share in an amount equal to 8% times the liquidation preference for such share, payable in preference and priority to any declaration or payment of any distribution on Common Stock  in such calendar year.  The right to receive dividends on shares of Series D, Series E and Series F Preferred Stock  is cumulative from and after the date of issuance of such shares. Such dividends shall be payable only when, as, and if declared by the Board of Directors.  Holders of Series E-1 Preferred Stock are not entitled to receive dividends in preference and priority to, or on a pari passu basis with, the other Preferred Stock or the Common Stock. Dividends on shares of Series E-1 Preferred Stock shall be payable only when, as, and if declared by the Board of Directors. To date, no dividends have been declared on any of PMI’s Preferred Stock or Common Stock, and there are no dividends in arrears at December 31, 2012.

Conversion

Each share of Preferred Stock shall automatically be converted into fully-paid, non-assessable shares of Common Stock at the conversion rate for such share (i) immediately prior to the closing of an underwritten initial public offering at a price per share (prior to underwriting commissions and expenses) that values PMI at least $200,000,000 in an offering with aggregate proceeds to PMI of at least $40,000,000 (before  deducting underwriters commissions and expenses), pursuant to an effective registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), covering the offer and sale of Common Stock or (ii) upon the receipt of a written request for such conversion from the holders of more than sixty percent (60%) of the outstanding shares of Preferred Stock, or, if later, the effective date for conversion specified in such request, provided that shares of Series D Preferred Stock shall not be automatically converted pursuant to this clause (ii) unless the holders of eighty-two percent (82%) of the outstanding shares of Series D Preferred Stock approve such conversion, shares of Series E Preferred Stock shall not be automatically converted pursuant to this clause (ii) unless the holders of eighty-two percent (82%) of the outstanding shares of Series E Preferred Stock approve such conversion, and shares of Series F Preferred Stock shall not be automatically converted pursuant to clause (ii) unless the holders of eighty-two percent (82%) of the outstanding shares of Series F Preferred Stock approve such conversion.  In addition, when a liquidation event occurs, if any of a holder’s shares of Series A, Series B or Series C Preferred Stock have been converted into Common Stock, then all shares of Series E-1 Preferred Stock held by such holder shall automatically be converted into fully-paid, non-assessable shares of Common Stock at the then effective conversion rate for such shares immediately prior to such liquidation event.

Liquidation Rights

In the event of any sale liquidation, dissolution, or winding up of PMI, whether voluntary or involuntary, the holders of Series F Preferred Stock and Series E Preferred Stock shall be entitled to receive, pari passu with each other and prior and in preference to any distribution of the proceeds to the holders of Series A, Series B, Series C, Series D or Series E-1 Preferred Stock or Common Stock by reason of their ownership of such stock, an amount for each share of Series E or Series F Preferred Stock held by them equal to the liquidation preference of such share (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on such share.  If upon such liquidation event, the assets of PMI legally available for distribution to the holders of the Series E Preferred Stock and Series F Preferred Stock are insufficient to pay the preferential amount specified above, then the entire assets of PMI legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series E Preferred Stock and Series F Preferred Stock.

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

Voting

Each holder of shares of Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock could be converted and shall have voting rights and powers equal to the voting rights and powers of the Common Stock (except as otherwise expressly provided herein or as required by law), voting together with the Common Stock as a single class, and shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of PMI. The holders of Preferred Stock shall vote as one class with the holder of the Common Stock except with respect to certain matters that require separate votes.

Common Stock

PMI was authorized to issue up to 82,630,003 shares of common stock, $0.001 par value, of which 3,006,745 shares were issued and outstanding as of December 31, 2012 and 81,414,566 shares of common stock, $0.001 par value, of which 2,872,859 shares were issued and outstanding as of December 31, 2011.  Each holder of common stock shall be entitled to one vote for each share of common stock held.  In November of 2011, PMI entered into a stock repurchase agreement pursuant to which PMI repurchased from one of PMI's co-founders 1,800,000 shares of PMI’s common stock at a purchase price of $0.16 per share for an aggregate purchase price of $288,000.

Common Stock Issued for Services

Nonemployees

PMI did not grant any immediately vested common shares to nonemployees for services during the years ended December 31, 2012 and 2011.

Common Stock Issued upon Exercise of Stock Options

For the years ended December 31, 2012 and 2011, PMI issued 133,886 and 126,666 shares of common stock, respectively, upon the exercise of options for cash proceeds of $18,996 and $26,334, respectively.

Common Stock Issued upon Exercise of Warrants

For the year ended December 31, 2012 no warrants were exercised.  For the year ended December 31, 2011, PMI issued 90,165 shares of common stock upon the exercise of warrants for cash proceeds of $18,033.

Common Stock Warrants

On February 10, 2012, PMI entered into a Common Stock Purchase Warrant agreement with QED pursuant to which, PMI issued to QED, warrants to purchase 438,301 shares of PMI’s common stock at an exercise price of $0.17 per share. The warrants included a one year vesting provision of 25% with month vesting of 1/48 per month thereafter.

On March 15, 2012, PMI entered into a Common Stock Purchase Warrant agreement with Eric & Erica Schwartz Investments LLC pursuant to which, PMI issued to Eric & Erica Schwartz Investments LLC, warrants to purchase 438,301 shares of PMI’s common stock at an exercise price of $0.17 per share. The warrants included a one year vesting provision of 25% with month vesting of 1/48 per month thereafter.

In addition to warrant issuances noted above, as part of lender promotions, PMI has entered into Common Stock Purchase Warrant agreements with certain lenders which are fully vested at issuance and recorded at fair value. During the year ended 2011, PMI issued 941,220 options at a weighted average issuance price of $0.14. During the year ended December 2012, PMI issued 389,679 shares of PMI’s common stock at an exercise price of $0.17 per share.

10. Stock Option Plan and Compensation

In 2005, PMI’s stockholders approved the adoption of the 2005 Stock Option Plan (the “Plan”). Under the Plan, options to purchase up to 1,879,468 shares of common stock were reserved and may be granted to employees, directors, and consultants by the Board of Directors to promote the success of PMI’s business. During 2008, the Board of Directors increased the total number of options under the Plan by 500,000 for a total of 2,379,468 options available for grant. During 2009, the Board of Directors increased the total number of options under the Plan by an additional 500,000 for a total of 2,879,468 options available for grant. During 2010, the Board of Directors increased the total number of options under the Plan by an additional 6,109,321 for a total of 8,988,789 options available to grant. During 2011, the Board of Directors increased the total number of options under the Plan by an additional 4,550,875 for a total of 13,539,664 available for grant. During 2012, the Board of Directors increased the total number of options under the plan by an additional 1,700,000 for a total of 15,239,664 available for grant.

Incentive stock options are granted to employees at an exercise price not less than 100% of the fair value of PMI’s common stock on the date of grant. Non-statutory stock options are granted to consultants and directors at an exercise price not less than 85% of the fair value of PMI’s common stock on the date of grant. If options are granted to stockholders who hold 10% or more of PMI’s common stock on the option grant date, then the exercise price shall not be less than 110% of the fair value of PMI’s common stock on the date of grant. The fair value is based on a good faith estimate by the Board of Directors at the time of each grant. As there is no active trading market for these options, such estimate may ultimately differ from valuations completed by an independent party. The options generally vest over four years, which is the same as the performance period. In no event are options exercisable more than ten years after the date of grant.

Option activity under the Option Plan is summarized as follows for the years below:

	Options Issued and Outstanding	Weighted-Average Exercise Price

Balance as of January 1, 2011	5,766,859	$0.30
Options granted (weighted average fair value of $0.08)	7,747,145	$0.14
Options exercised	(126,666)	$0.21
Options canceled	(1,299,718)	$0.18
Balance as of December 31, 2011	12,087,620	$0.21
Options granted (weighted average fair value of $0.10)	2,887,959	$0.17
Options exercised	(133,886)	$0.14
Options canceled	(3,103,525)	$0.19
Balance as of December 31, 2012	11,738,168	$0.20

Options outstanding and exercisable at December 31, 2012	6,313,134	$0.24

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of December 31, 2012 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.12 - $0.12	3,707,249	8.68	$0.12	$185,362	1,414,979	$0.12	$70,749
$0.17 - $0.17	2,908,556	9.32	$0.17	$–	480,695	$0.17	$–
$0.20 - $0.20	4,369,431	7.55	$0.20	$–	3,709,425	$0.20	$–
$0.25 - $0.25	25,000	2.62	$0.25	$–	25,000	$0.25	$–
$0.50 - $0.50	284,117	3.83	$0.50	$–	284,117	$0.50	$–
$0.56 - $0.56	322,083	6.60	$0.56	$–	277,395	$0.56	$–
$1.94 - $1.94	96,732	6.01	$1.94	$–	96,523	$1.94	$–
$2.17 - $2.17	25,000	5.14	$2.17	$–	25,000	$2.17	$–
	11,738,168	8.20	$0.20	$–	6,313,134	$0.24	$–

The intrinsic value is calculated as the difference between the value of PMI 's common stock at December 31, 2012, which was $0.17 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the years ended December 31, 2012 and 2011 reflect the expenses that Prosper expects to recognize after the consideration of estimated forfeitures.

11. Income Taxes

PMI did not have any current or deferred federal or state income tax expense for the years ended December 31, 2012 and 2011.  The income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

	Years Ended December 31,
	2012	2011
Federal tax at statutory rate	34%	34%
State tax at statutory rate (net of federal benefit)	2%	6%
Change in valuation allowance	(36)%	(40)%
Other	0%	0%
	0%	0%

Temporary items that give rise to significant portions of deferred tax assets and liabilities (tax-effected) at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011

Net operating loss carryforwards	$29,394,000	$22,753,000
Research and development tax credit	527,000	659,000
Fixed Assets	21,000	108,000
Accrued liabilities and other	289,000	676,000
	30,231,000	24,196,000

Fair Value of Loans	(618,000)	(308,000)
	29,613,000	23,888,000
Valuation allowance	(29, 613,000)	(23,888,000)
Net deferred tax asset	$-	$-

The net deferred tax asset of $29,613,000 at December 31, 2012 consisted of a net current deferred tax asset of $159,000 and a net noncurrent deferred tax asset of $29,454,000.  The net deferred tax asset of $23,888,000 at December 31, 2011 consists of a net current deferred tax asset of $251,000 and a net noncurrent deferred tax asset of $23,638,000. Under ASC 740, Accounting for Income Taxes, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance would be based upon management’s best estimate of PMI’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reversed when management believes that the assets are realizable on a more-likely-than-not basis.

PMI has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in ASC 740 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset. Realization of the deferred tax assets is dependent upon future earnings, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of $29,613,000 and $23,888,000 for the years ended December 31, 2012 and 2011, respectively.

The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, PMI’s ability to utilize net operating losses and credit carryforwards may be limited in the future as the result of such an “ownership change.”

PMI has not performed a Section 382 analysis (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation).  Use of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of U.S. tax law and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

PMI files Federal and various state income tax returns.  PMI has net operating loss carryforwards for both federal and state income tax purposes of approximately $74.0 million and $73.7 million respectively as of December 31, 2012, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will begin to expire in 2025.  The state net operating loss carryforwards will begin to expire in 2015.  PMI also has federal and California research and development tax credits of about $363,000 and $382,000, respectively.  The federal research credits will begin to expire in the year 2025, and the California research credits have no expiration date.  The $674,000 capital loss incurred in 2007 for Federal and California has expired in 2012.

As of December 31, 2012, PMI’s federal and state tax returns for the years ended December 31, 2009 through the current period are open to examination.  In addition, all of the net operating losses and credits that may be used in future years are still subject to adjustment.

The following table summarizes PMI's activity related to its unrecognized tax benefits:

December 31,
2012
Balance at January 1, 2012	$ _
Increase related to current year tax position	_
Increase/(decrease) related to tax position of prior years	186,000
Balance at December 31, 2012	$186,000

A total of $154,000 of the unrecognized tax benefits would affect PMI’s effective tax rate.  PMI currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

PMI's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.   As of December 31, 2012, PMI has not accrued interest or penalties.

12. Commitments and Contingencies

Future minimum lease payments

PMI leases its corporate office and co-location facility under non-cancelable operating leases that expire in July 2013 and August 2014, respectively.  Future minimum rental payments under these leases as of December 31, 2012 are as follows:

Year ending December 31:	2012
2013	368,913
2014	86,569
Total future operating lease obligations	$455,482

Rental expense under premises-operating lease arrangements was $532,112 and $413,540 for the years ended December 31, 2012 and 2011, respectively.

PMI amended and restated an agreement with WebBank, an FDIC-insured Utah-chartered industrial bank, under which all loans originated through the platform are made by WebBank under its bank charter. The arrangement allows for loans to be offered to borrowers at uniform nationwide terms. PMI is required to pay the greater of a monthly minimum fee or a fee calculated based on a certain percentage of monthly loan origination volume.

PMI has an agreement with a third party broker-dealer in which the third party agreed to operate and maintain the Note Trader Platform for the secondary trading of PMI Notes.  PMI is required to pay the third party broker-dealer an agreed upon monthly fee which equals the difference between the minimum monthly fee and the transaction fees collected by the third party provider during that month.

Securities Law Compliance

From inception through October 16, 2008, PMI sold approximately $178.1 million of PMI Borrower Loans to lender members through the old platform structure, whereby PMI assigned promissory notes directly to lender members. PMI did not register the offer and sale of the promissory notes corresponding to these loans under the Securities Act or under the registration or qualification provisions of any state securities laws. PMI believes that the question of whether or not the operation of the platform during this period constituted an offer or sale of “securities” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the platform during this period were viewed as a securities offering, PMI would have failed to comply with the registration and qualification requirements of federal and state laws and lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation, although the statute of limitations period under various state laws may be for a longer period of time.

PMI’s decision to restructure the platform and cease sales of promissory notes offered through the platform effective October 16, 2008 limited this contingent liability to the period covering its activities prior to October 16, 2008.

On April 21, 2009, PMI and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between PMI and the states in which PMI offered loan notes for sale prior to November 2008. The consent order involves payment by PMI of up to an aggregate of $1.0 million in penalties, which have been allocated among the states based on PMI’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1.0 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of PMI’s note sale activities prior to November 2008.  Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order.  However, no state is obliged to do so, and there is no deadline by which a state must make its decision. PMI is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against PMI, subject to any applicable statute of limitations. As of December 31, 2012, PMI has entered into consent orders with 34 states and has paid an aggregate of $466,017 in penalties to those states.

As of December 31, 2012 and 2011, PMI had accrued approximately $248,000 and $277,000, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450,  Contingencies. The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state, using PMI’s note sales from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order, assigning a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, PMI considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against PMI; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. PMI will continue to evaluate this accrual and related assumptions as new information becomes known.

On November 26, 2008, plaintiffs, Christian Hellum, William Barnwell and David Booth, individually and on behalf of all other plaintiffs similarly situated, filed a class action lawsuit against PMI and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California.  The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008.  The lawsuit alleges that PMI offered and sold unqualified and unregistered securities in violation of the California and federal securities laws.  The lawsuit seeks class certification, damages and the right of rescission against PMI and the other named defendants, as well as treble damages against PMI and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest.

On February 25, 2011, the plaintiffs filed a Third Amended Complaint, which removed David Booth as a plaintiff and added Brian Russom and Michael Del Greco as plaintiffs.  The new plaintiffs are representing the same class and prosecuting the same claims as the previously named plaintiffs. On February 29, 2012, the court issued a procedural order granting the plaintiffs’ motion for class certification.  On October 4, 2012, PMI and the other named defendants filed a motion for summary judgment seeking dismissal of the suit.  On January 17, 2013, the motion for summary judgment was denied.

PMI’s insurance carrier with respect to the class action lawsuit, Greenwich Insurance Company (“Greenwich”), denied coverage.  On August 21, 2009, PMI filed suit against Greenwich in the Superior Court of California, County of San Francisco, California.  The lawsuit sought a declaration that PMI was entitled to coverage under its policy with Greenwich for losses arising out of the class action lawsuit as well as damages and the award of attorneys’ fees and pre- and post-judgment interest.

On January 26, 2011, the court issued a final statement of decision finding that Greenwich has a duty to defend the class action lawsuit, and requiring that Greenwich pay PMI's past and future defense costs in the class action suit up to $2 million.  Greenwich subsequently made payments to PMI in the amount of $2 million to reimburse PMI for the defense costs it had incurred in the class action suit.  As a result, Greenwich has now satisfied its obligations with respect to PMI’s defense costs for the Hellum suit. On October 22, 2012 Greenwich made an additional payment of $142,585 to PMI for pre-judgment interest. As a result, Greenwich has now satisfied its obligations with respect to PMI’s defense costs for the Hellum suit.

On July 1, 2011, PMI and Greenwich entered into a Stipulated Order of Judgment pursuant to which PMI agreed to dismiss its remaining claims against Greenwich.  On August 12, 2011, Greenwich filed a notice of appeal of the court's decision regarding Greenwich’s duty to defend up to $2 million.

PMI intends to vigorously defend the class action lawsuit.  PMI cannot, however, presently determine or estimate the final outcome of the lawsuit, and there can be no assurance that it will be finally resolved in PMI’s favor.  If the class action lawsuit is not resolved in PMI’s favor, PMI might be obliged to pay damages, and might be subject to such equitable relief as a court may determine.   Accordingly, PMI has not recorded an accrued loss contingency in connection with its sale of notes through the platform prior to November 2008. Accounting for loss contingencies involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements.

As of December 31, 2012, the probable outcome of the class action lawsuit cannot be determined, nor can the amount of damages or other costs that might be borne by PMI be estimated.

13. Related Parties

Transactions with Related Parties

Since PMI’s inception, it has engaged in various transactions with its directors, executive officers and holders of more than 5% of its voting securities, and immediate family members and other affiliates of its directors, executive officers and 5% stockholders. Since January 1, 2009, PMI has engaged in financial transactions with an aggregate value of greater than $120,000 with its directors, executive officers and holders of more than 5% of its voting securities and other affiliates of its directors and executive officers. PMI believes that all of the transactions described below were made on terms no less favorable to PMI than could have been obtained from unaffiliated third parties.

PMI’s executive officers, directors and certain affiliates participate on PMI’s lending platform by placing bids and purchasing loans originated from PMI.  The aggregate amount of the PMI Notes and loans purchased and the income earned by parties deemed to be affiliates and related parties of PMI as of December 31, 2012 and 2011 at that time are summarized below:

Related Party	Aggregate Amount of PMI Notes and Loans Purchased		Income Earned on PMI Notes and Loans
	2012	2011	2012	2011
Executive officers and management	$139,145	$1,592,123	$6,509	$101,940
Directors	3,996,005	1,551,477	334,193	34,991
Affiliates	-	5,610,426	-	301,995
	$4,135,150	$8,754,026	$340,702	$438,926

The PMI Notes and loans were obtained on terms and conditions that were not more favorable than those obtained by other lenders. Of the total aggregate amount of loans purchased since inception approximately $236,279 or 6% and $402,094 or 5% of principal has been charged off through December 31, 2012 and 2011, respectively. PMI has earned approximately $18,046 and $13,345 in servicing fee revenue related to these PMI Notes and loans for the years ended December 31, 2012 and 2011, respectively.

14. Postretirement Benefit Plans

PMI has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service.  PMI’s contributions to the plan are discretionary. PMI has not made any contributions to the plan to date.

15. Subsequent Events

On January 15, 2013, PMI entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain new investors and certain of its existing investors (each, a “Share Purchaser” and, collectively, the “Share Purchasers”), pursuant to which PMI issued and sold to such Share Purchasers (either directly or through certain of their respective affiliates) 138,681,680 shares of PMI’s Series A Preferred Stock (the “Shares”) for an aggregate purchase price of $20 million. The Share Purchasers included: SC Prosper Holdings LLC, Merlin Acorn, LP, Draper Fisher Jurvetson, TomorrowVentures 2010 Fund, LLC, QED Fund I, L.P. and Eric & Erica Schwartz Investments LLC.

Under the terms of the Shares, the Share Purchasers have the right to convert the Shares into PMI common stock at any time. In addition, the Shares automatically convert into common stock (i) immediately prior to the closing of an IPO that values PMI at least at $200 million and that results in aggregate proceeds to PMI of at least $40 million or (ii) upon a written request from the holders of at least 70% of the voting power of the outstanding preferred stock (on an as-converted basis). In addition, if a holder of the Shares has converted any of the Shares, then all of such holder’s shares of Series A-1 Preferred Stock also will be converted upon a liquidation event. In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by PMI’s Board of Directors (the “Board”). At present, the Series A Preferred Stock converts into PMI common stock at a 1:1 ratio while the Series A-1 Preferred Stock converts into PMI common stock at a 1,000,000:1 ratio.

In connection with that sale, PMI also issued 51,171,951 shares at the par value $0.001 per share of Series A-1 convertible preferred stock (“Series A-1 Preferred Stock”) to certain previous holders of PMI’s preferred stock who participated in the sale. The Series A-1 shares established certain liquidation rights, have no voting rights and are convertible into one share of PMI common stock for every one million shares of Series A-1. PMI allocated the fair value of the shares of Series A-1 Preferred Stock at the par value of $.001 per share from the proceeds of Series A.  Upon issuance of PMI Series A and Series A-1 Preferred Stock, all of PMI’s preferred stock existing prior to such issuance was converted into PMI common stock at a 1:1 ratio if the holder of the preferred stock participated in this offering or at a 10:1 ratio if the holder of the preferred stock did not so participate.

As a result of the recapitalization described above, there have been substantial changes to the management team at PMI, as well as to PMI’s capital structure.
On January 22, 2013, Prosper Funding and Prosper Marketplace, Inc. entered into a series of agreements that resulted in PMI transferring the Prosper peer-to-peer lending platform to Prosper Funding, effective February 1, 2013.  Under the Asset Transfer Agreement, PMI made a cash contribution of approximately $4.7 million and transferred substantially all of its remaining noncash assets to Prosper Funding, including (i) all outstanding PMI Notes issued by PMI under the Indenture (the “Indenture”) dated June 15, 2009 between PMI and Wells Fargo Bank, as trustee (the “Trustee”), (ii) all PMI Borrower Loans, (iii) all lender/borrower/group leader registration agreements related to the PMI Notes or the PMI Borrower Loans, and (iv) all documents and information related to the foregoing. The transfer of assets under the Asset Transfer Agreement is referred to as the “Asset Transfer.” Certain hardware and agreements relevant to the development, maintenance and use of the platform, including in relation to the origination, funding and servicing of borrower loans, and the issuance, funding and payment of the Notes, will not be transferred or assigned to Prosper Funding by PMI.

PMI will continue to service the PMI Borrower Loans pursuant to the Administration Agreement between PMI and Prosper Funding. Under the Administration Agreement, PMI agreed, among other things, to use commercially reasonable efforts to service and collect the PMI Borrower Loans and will indemnify Prosper Funding for any losses as a result of its breach of such obligation. Holders of the PMI Notes will be third party beneficiaries under the Asset Transfer Agreement and the Administration Agreement.

In March 2013, PMI arranged a new 20 month lease agreement for its corporate office which commits PMI to a total of $678,015 in rent expense and will expire in December 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
of Prosper Funding LLC

We have audited the accompanying balance sheet of Prosper Funding LLC as of December 31, 2012 and the related statements of operations, shareholders’ equity and cash flows for the period from February 20, 2012 (inception) to December 31, 2012. These financial statements are the responsibility of Prosper Funding’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Prosper Funding is not required to have, nor were we engaged to perform, an audit of Prosper Funding’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Prosper Funding’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prosper Funding LLC at December 31, 2012 and the results of its operations and its cash flows for the period from February 20, 2012 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ OUM & Co. LLP
San Francisco, California March 18, 2013

Schedule I

Prosper Funding LLC
(A Development Stage Company)
Balance Sheet
December 31, 2012

ASSETS
Cash and cash equivalents	$5,000
Total assets	$5,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities	-

Stockholders' Equity
Members Equity	210,401
Accumulated deficit	(205,401)
Total stockholders' equity	5,000

Total liabilities and stockholders' equity	$5,000

The accompanying notes are an integral part of these financial statements.

Prosper Funding LLC
(A Development Stage Company)
Statement of Operations
For the Period from February 20, 2012
(Inception) to December 31, 2012

General and administrative
Professional services	114,000
Other	91,401
Total expenses	205,401
Loss before other income and expenses	(205,401)

Loss before income taxes	(205,401)
Net loss	$(205,401)

The accompanying notes are an integral part of these financial statements.

Prosper Funding LLC
(A Development Stage Company)
Statement of Cash Flows
For the Period from February 20, 2012
(Inception) to Dec 31, 2012

Cash flows from operating activities:
Net loss	$(205,401)
Net cash used in operating activities	(205,401)

Cash flows from financing activities:
Members' Equity capital infusion from parent	210,401
Net cash provided by financing activities	210,401

Net increase in cash and cash equivalents	5,000
Cash and cash equivalents at beginning of the period	–
Cash and cash equivalents at end of the period	$5,000

The accompanying notes are an integral part of these financial statements.

Prosper Funding LLC
Notes to Financial Statements

1. Organization and Business

Prosper Funding LLC (“Prosper Funding”), a development stage company, was formed in the state of Delaware in February 2012 as a limited liability company with the sole equity member being Prosper Marketplace, Inc. (“PMI”).

Prosper Funding was formed by PMI to hold the borrower loans and issue the Notes.  Although Prosper Funding will be consolidated with PMI for accounting and tax purposes, Prosper Funding has been organized and will be operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding.  Prosper Funding’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that Prosper Funding will become subject to bankruptcy proceedings directly.  Prosper Funding seeks to achieve this by placing certain restrictions on its activities and implementing certain formal procedures designed to expressly reinforce its status as a distinct corporate entity from PMI.

Prosper Funding has not commenced operations as of December 31, 2012.

2. Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with U.S generally accepted accounting principles (U.S. GAAP).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Prosper Funding bases its estimates on historical experience and on various other assumptions that Prosper Funding believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Certain Risks and Concentrations

Prosper Funding has not commenced operations as of the date of this report, therefore does not currently hold any risk.

Revenue Recognition

Prosper Funding’s revenue recognition policy will be in accordance with ASC Topic 605, Revenue Recognition. Under ASC Topic 605, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price of the services is fixed and determinable and collectability is reasonably assured.

Administration Agreement License fees

Upon commencement of operations, Prosper Funding will primarily generate revenues through license fees earned through an Administration Agreement with PMI.  The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the platform for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement relating to corporate administration, loan platform services, loan and note servicing and marketing, and (ii) PMI’s performance of its duties and obligations to WebBank in relation to loan origination and funding.

Loan servicing fees

Loan servicing revenue will include monthly loan servicing fees and non-sufficient funds (“NSF”) fees on loans.  Loan servicing fees are accrued daily based on the current outstanding loan principal balance of the borrower loan but are not recognized until payment is received due to the uncertainty of collection of borrower loan payments.  Prosper Funding’s servicing fee is currently equal to 1.0% of the outstanding principal balance of the corresponding borrower loan.  Prosper Funding charges a NSF fee to borrowers for the first failed payment of each billing period.  NSF fees are charged to the borrower and collected and recognized immediately.

Interest income (expense) on Borrower Loans receivable and Borrower Payment Dependent Notes

Prosper Funding will recognize interest income on its borrower loans receivable using the accrual method based on the stated interest rate to the extent that it believes it to be collectable.  It records interest expense on the corresponding Note based on the contractual interest rate.

Fair Value Measurement

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 Fair Value Measurements and Disclosures, Prosper Funding will determine the fair values of its financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Prosper Funding uses various valuation techniques depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models.  When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, Prosper Funding may determine fair value using assumptions that it believes a market participant would use in pricing the asset or liability.

Prosper Funding’s financial instruments will consist principally of cash and cash equivalents, restricted cash, borrower loans, accounts payable and accrued liabilities and Notes.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

Upon commencement of Prosper Funding’s operations, it will begin to purchase borrower loans originated through the platform and issue Notes, and it will account for borrower loans and Notes on a fair value basis.

Borrower Loans and Notes

Once Prosper Funding begins operations, it will purchase borrower loans from WebBank and, except as may otherwise be determined in connection with the servicing of any borrower loan, will hold the borrower loans until maturity.  Prosper Funding will also issue Notes to the lender members to fund its purchase of borrower loans.  Prosper Funding’s obligation to repay the Notes is conditioned upon the repayment of the associated borrower loan owned by Prosper Funding.  Prosper Funding will carry the borrower loans and Notes on its balance sheet as assets and liabilities, respectively.

3. Cash and Cash Equivalents and Short Term Investments

Cash and cash equivalents consist of the following:

December 31,
Cash and cash equivalents and short term investments	2012
Cash in bank	$5,000
Total cash and cash equivalents	$5,000

4. Stockholders’ Equity

Throughout 2012, PMI made monthly capital infusions related to the formation and initial operating expenses of Prosper Funding LLC.

5. Subsequent Events

On January 22, 2013, Prosper Funding and PMI entered into a series of agreements that will result in PMI transferring the peer-to-peer lending platform to Prosper Funding, effective February 1, 2013.  These agreements are described in Note 15 to the consolidated financial statements of Prosper Marketplace, Inc above. As of February 1, 2013, PMI transferred the peer-to-peer online credit platform (the “platform”) it developed to Prosper Funding, giving Prosper Funding the right to operate the peer-to-peer online credit platform to originate and service borrower loans and Notes.  Prosper Funding also entered into an Administration Agreement with PMI, pursuant to which PMI agreed to provide certain administrative services relating to the platform.  Prosper Funding had not commenced operations as of the date of this balance sheet.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of March, 2013.

PROSPER MARKETPLACE, INC.

By:	/s/ Stephan Vermut
Stephan Vermut
Chief Executive Officer; Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Sanford and Sachin Adarkar, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephan Vermut	Chief Executive Officer (principal executive officer); Director
Stephan Vermut

/s/ Daniel Sanford	Senior Vice President, Finance (principal financial and accounting officer)
Daniel Sanford

/s/ Patrick Grady	Director
Patrick Grady

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of March, 2013.

PROSPER FUNDING LLC

By:	/s/ Stephan Vermut
Stephan Vermut
President; Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Sanford and Sachin Adarkar, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephan Vermut	President (principal executive officer); Director
Stephan Vermut

/s/ Daniel Sanford	Treasurer (principal financial and accounting officer)
Daniel Sanford

/s/ Ronald Suber	Vice President; Director
Ronald Suber

/s/ Aaron Vermut	Director
Aaron Vermut

/s/ Bernard Angelo	Director
Bernard Angelo

/s/ Kevin P. Burns	Director
Kevin P. Burns

S-2

EXHIBIT INDEX

Exhibit Number	Description

2.1
Asset Transfer Agreement, dated January 22, 2013, between Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 2.1 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013)

3.1
Amended and Restated Limited Liability Company Agreement of Prosper Funding LLC, dated January 10, 2013 (incorporated by reference to Exhibit 3.1 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013)

3.2	Amended and Restated Certificate of Incorporation of Prosper Marketplace, Inc.

3.3
Prosper Funding LLC Certificate of Formation (incorporated by reference to Exhibit 3.2 of Pre-Effective Amendment No. 1 to Prosper Funding and PMI’s Registration Statement on Form S-1 (File No. 333-179941), filed on April 23, 2012)

3.4	Bylaws of PMI, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of PMI’s Registration Statement on Form S-1, filed October 30, 2007)

4.1	Form of Prosper Funding Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)

4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)

4.3
Supplemental Indenture, dated January 22, 2013, between Prosper Marketplace, Inc., Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013)

4.4
Indenture, dated June 15, 2009, between Prosper Marketplace, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Pre-Effective Amendment No. 5 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed June 26, 2009)

4.5
Amended and Restated Indenture, dated January 22, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of PMI and Prosper Funding’s Current Report on Form 8-K filed on January 28, 2013)

10.1	Form of Prosper Funding Borrower Registration Agreement

10.2
Form of Prosper Funding Lender Registration Agreement (incorporated by reference to Exhibit 10.2 of Pre-Effective Amendment No. 6 to Prosper Funding and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed December 17, 2012)

10.3
Form of PMI Borrower Registration Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Amendment No. 1 to PMI’s Registration Statement on Form S-1 (File No. 333-182599), filed on November 19, 2012)

10.4
Form of PMI Lender Registration Agreement (Note Commitment, Purchase and Sale Agreement) (incorporated by reference to Exhibit 10.2 of Pre-Effective Amendment No. 1 to PMI’s Registration Statement on Form S-1 (File No. 333-182599) filed on November 19, 2012)

10.5
Amended and Restated Processing Agreement, dated  November 21, 2012, between CSC Logic, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 5 to Prosper Funding and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed November 27, 2012) (1)

10.6
Back-up Processing Agreement, dated November 21, 2012, between CSC Logic, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 5 to Prosper Funding and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed November 27, 2012) (1)

10.7
Administration Agreement between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013)

10.8
Services and Indemnity Agreement, dated March 1, 2012, between Global Securitization Services, LLC, Kevin Burns, Bernard Angelo, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.8 of Pre-Effective Amendment No. 3 to Prosper Funding and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed November 21, 2012)

10.9
Second Amended and Restated Loan Sale Agreement, dated January 25, 2013, between WebBank, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.5 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.10
Second Amended and Restated Loan Account Program Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.11
Stand By Loan Purchase Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.12
Amended and Restated Loan Sale Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.4 of PMI’s Quarterly Report on Form 10-Q, filed November 12, 2010)

10.13
Amended and Restated Loan Account Program Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI’s Quarterly Report on Form 10-Q, filed November 12, 2010)

10.14
Amended and Restated Hosting Services Agreement, between FOLIOfn Investments, Inc., Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.3 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013)

10.15
Amended and Restated Services Agreement, between FOLIOfn Investments, Inc., Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.2 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013)

10.16
Amended and Restated License Agreement, between FOLIOfn Investments, Inc., Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.4 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013)

10.17
Hosting Services Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 3 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed April 14, 2009)

10.18
Prosper-Folio Services Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 3 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed April 14, 2009)

10.19
Prosper-Folio Software License Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 3 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed April 14, 2009)

10.20
Indemnification Agreement, dated November 2, 2011, between Prosper Marketplace, Inc. and Jeffrey Jacobs  (incorporated by reference to Exhibit 10.9 of Pre-Effective Amendment No. 1 to PMI’s Registration Statement on Form S-1 (File No. 333-182599) filed on November 19, 2012)

10.21	Schedule of Prosper Marketplace, Inc. Officer and Director Indemnification Agreements (included as Exhibit A in Exhibit 10.20)

10.22
Form of PMI interim Borrower Registration Agreement (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to PMI’s Registration Statement on Form S-1 (File No. 333-182599) filed on January 7, 2013)

10.23
Form of PMI interim Lender Registration Agreement (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to PMI’s Registration Statement on Form S-1 (File No. 333-182599) filed on January 7, 2013)

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer of PMI Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of Prosper Funding Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Prosper Funding pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer of PMI pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer of Prosper Funding pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act.