Form 10-Q
period 2013-03-31
PROSPER MARKETPLACE INC; Prosper Funding LLC
filed 2013-05-10
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission File Number	Exact Name of Registrant as Specified in its Charter, State or Other Jurisdiction of Incorporation, Address of Principal Executive Offices, Zip Code and Telephone Number (Including Area Code)	I.R.S. Employer Identification Number

333-147019, 333-182599, and 333-179941-01	PROSPER MARKETPLACE, INC. a Delaware corporation 111 Sutter Street, 22nd Floor San Francisco, CA 94104 Telephone: (415)593-5400	73-1733867

333-179941	PROSPER FUNDING LLC a Delaware limited liability company 111 Sutter Street, 22nd Floor San Francisco, CA 94104 Telephone: (415)593-5479	45-4526070

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

Prosper Funding LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at May 6, 2013
Prosper Marketplace, Inc.	65,362,852 ($.001 par value)
Prosper Funding LLC	None

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC AND PROSPER FUNDING LLC.  INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, Prosper Funding LLC (“Prosper Funding”) or Prosper Marketplace, Inc. (“PMI” and, collectively with Prosper Funding, the “Registrants”) expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of Prosper Funding and PMI’s respective managements, expressed in good faith and is believed to have a reasonable basis.  Nevertheless, there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	the performance of the Borrower Payment Dependent Notes or “Notes”, which, in addition to being speculative investments, are special, limited obligations that are not secured, guaranteed or insured;

•	Prosper Funding’s ability to make payments on the Notes, including in the event that borrowers fail to make payments on the corresponding loans;

•	the reliability of the information about borrowers that is supplied by borrowers;

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

i

•	the resolution of pending litigation involving PMI, including any state or federal securities litigation; and

•	Prosper Funding’s ability to compete successfully in the peer-to-peer and consumer lending industry.

There may be other factors that may cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q.  Prosper Funding and PMI can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on Prosper Funding or PMI’s results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of our Annual Report on Form 10-K for a description of certain risks that could, among other things, cause Prosper Funding and PMI’s actual results to differ from these forward-looking statements.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. Prosper Funding and PMI undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

ii

PART I. Financial Information
Item 1. Consolidated Financial Statements
Prosper Marketplace, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Note 2)
Assets
Cash and Cash Equivalents	$17,318,152	$2,300,073
Restricted Cash	5,809,918	5,949,311
Short Term Investments	-	999,895
Receivables	395,539	91,900
Loans Held for Investment at Fair Value	189,710	175,471
Borrower Loans Receivable at Fair Value	176,943,953	166,899,587
Property and Equipment, net	1,820,495	1,529,992
Prepaid and Other Assets	689,386	376,207
Total Assets	$203,167,153	$178,322,436

Liabilities and Stockholders' Equity
Liabilities
Accounts Payable	$1,418,134	$1,787,520
Accrued Liabilities	2,168,306	2,978,676
Borrower Payment Dependent Notes at Fair Value	177,577,514	167,477,941
Repurchase and Indemnification Obligation	139,600	40,900
Total Liabilities	181,303,554	172,285,037

Commitments and contingencies (see Note 10)

Stockholders' Equity
Convertible preferred stock – Series A ($0.001 par value; 4,023,999 shares authorized, issued and outstanding as of December 31, 2012)	-	4,024
Convertible preferred stock – Series B ($0.001 par value; 3,310,382 shares authorized, issued and outstanding as of December 31, 2012)	-	3,310
Convertible preferred stock – Series C ($0.001 par value; 2,063,558 shares authorized, issued and outstanding as of December 31, 2012)	-	2,064
Convertible preferred stock – Series D ($0.001 par value; 20,340,705 shares authorized, issued and outstanding as of December 31, 2012)	-	20,341
Convertible preferred stock – Series E ($0.001 par value; 23,222,747 shares authorized, issued and outstanding as of December 31, 2012)	-	23,223
Convertible preferred stock – Series E-1 ($0.001 par value; 10,000,000 shares authorized, issued and outstanding as of December 31, 2012)	-	10,000
Convertible preferred stock – Series F ($0.001 par value; 8,996,739 shares authorized, issued and outstanding as of December 31, 2012)	-	8,997
Convertible preferred stock – Series A '13 ($0.001 par value; 138,681,680 shares authorized, issued and outstanding as of March 31, 2013)	138,682	-
Convertible preferred stock – Series A-1 '13 ($0.001 par value; 51,171,951 shares authorized, issued and outstanding as of March 31, 2013)	51,172	-
Common stock ($0.001 par value; 277,363,460 shares authorized; 65,354,552 issued and outstanding as of March 31, 2013; and $0.001 par value; 82,630,003 shares authorized; 3,006,745 issued and outstanding as of December 31, 2012)	67,177	4,829
Additional Paid in Capital	102,995,854	83,150,447
Less Treasury Stock	(291,046)	(291,046)
Accumulated Deficit	(81,098,240)	(76,898,790)
Total Stockholders' Equity	21,863,599	6,037,399

Total Liabilities and Stockholders' Equity	$203,167,153	$178,322,436

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2013	2012

Revenues
Interest income on Borrower Loans	$7,732,209	$4,630,326
Origination Fees	1,571,108	1,382,455
Interest Income on PMI Borrower Loans and PMI Notes, net	(7,325,438)	(4,403,143)
Rebates and Promotions	(274,390)	(284,366)
Total Revenues	1,703,489	1,325,272

Cost of Revenues
Cost of Services	(482,459)	(335,635)
Provision for Loan and Note Repurchases	(127,079)	(3,433)
Net revenues	1,093,951	986,204

Operating Expenses
Compensation and Benefits	2,505,217	2,456,804
Marketing and Advertising	1,571,965	1,274,526
Depreciation and Amortization	206,375	158,296
General and Administrative
Professional Services	687,987	993,944
Facilities and Maintenance	311,904	323,878
Other	327,133	469,244
Total Expenses	5,610,581	5,676,692
Loss Before Other Income and Expenses	(4,516,630)	(4,690,488)

Other Income and Expenses
Interest Income	125	(360)
Change in Fair Value on Borrower Loans, Loans Held for Investment and PMI Notes, net	175,833	279,124
Loss on Impairment of Fixed Assets	(1,195)	-
Other Income	142,417	47,518
Total Other Income and Expenses, net	317,180	326,282

Loss Before Income Taxes	(4,199,450)	(4,364,206)
Provision For Income Taxes	-	-
Total Net Loss	$(4,199,450)	$(4,364,206)

Net loss per share - basic and diluted	$(0.08)	$(1.51)
Weighted average shares - basic and diluted net loss per share	$54,808,499	$2,887,581

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance as of January 1, 2012	71,958,130	$71,959	4,695,499	$4,696	(1,822,640)	$(291,046)	$82,733,624	$(60,789,032)	$21,730,201

Exercise of stock options	-	-	25,000	25	-	-	2,975	-	3,000

Issuance of common stock warrants	-	-	-	-	-	-	1,923	-	1,923

Compensation expense	-	-	-	-	-	-	80,652	-	80,652

Net loss	-	-	-	-	-	-	-	(4,364,206)	(4,364,206)

Balance as of March 31, 2012 (unaudited)	71,958,130	$71,959	4,720,499	$4,721	(1,822,640)	$(291,046)	$82,819,174	$(65,153,238)	$17,451,570

Balance as of January 1, 2013	71,958,130	$71,959	4,829,385	$4,829	(1,822,640)	$(291,046)	$83,150,447	$(76,898,790)	$6,037,399

Issuance of convertible preferred stock, Series A'13	138,681,680	138,682	-	-	-	-	19,810,146	-	19,948,828
Issuance cost of convertible preferred stock, Series A'13							(100,857)		(100,857)
Issuance of convertible preferred stock, Series A-1'13	51,171,951	51,172	-	-	-	-	-	-	51,172

Conversion of Preferred Series A-F	(71,958,130)	(71,959)	61,912,702	61,913	-	-	10,046	-	-

Exercise of stock options	-	-	426,905	427	-	-	72,713	-	73,140

Exercise of common stock warrants	-	-	8,200	8	-	-	74	-	82

Compensation expense	-	-	-	-	-	-	53,285	-	53,285

Net loss	-	-	-	-	-	-	-	(4,199,450)	(4,199,450)

Balance as of March 31, 2013 (unaudited)	189,853,631	$189,854	67,177,192	$67,177	(1,822,640)	$(291,046)	$102,995,854	$(81,098,240)	$21,863,599

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,199,450)	$(4,364,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Borrower Payment Dependent Notes	287,993	935,267
Depreciation and amortization	206,375	158,296
Loss on disposal of fixed assets	1,195	–
Stock-based compensation expense	53,285	82,574
Provision for loan and Note repurchases	98,700	6,832
Change in fair value of Loans held for investment	(2,327)	3,076
Change in fair value of Borrower Loans	(461,499)	(1,217,466)
Changes in operating assets and liabilities:
Restricted cash	139,393	(297,603)
Receivables	(303,639)	(12,943)
Prepaid and other assets	(313,179)	73,512
Accounts payable and accrued liabilities	(1,179,756)	533,690
Net cash used in operating activities	(5,672,909)	(4,098,971)

Cash flows from investing activities:
Origination of Borrower Loans held at fair value	(33,942,504)	(33,064,181)
Repayment of Borrower Loans held at fair value	24,359,637	12,891,294
Maturities of short term investments	999,895	2,000,000
Repayment of Loans held for investment at fair value	30,562	33,295
Purchases of property and equipment	(498,072)	(163,305)
Origination of Loans held for investment at fair value	(42,474)	(132,802)
Purchases of short term investments	–	(2,996,990)
Net cash used in investing activities	(9,092,956)	(21,432,689)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	20,000,000	–
Proceeds from issuance of Notes held at fair value	33,942,504	33,064,181
Payment of Notes held at fair value	(24,130,924)	(12,666,887)
Proceeds from issuance of common stock	73,222	3,000
Issuance costs of convertible preferred stock	(100,857)	–
Net cash provided by financing activities	29,783,945	20,400,294

Net increase (decrease) in cash and cash equivalents	15,018,079	(5,131,366)
Cash and cash equivalents at beginning of the period	2,300,073	9,216,133
Cash and cash equivalents at end of the period	$17,318,152	$4,084,767

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and Business

Prosper Marketplace, Inc. (“PMI”) was incorporated in the state of Delaware on March 22, 2005. PMI developed and operated a peer-to-peer online credit platform (the “platform”) that permitted its borrower members to apply for loans (“PMI Borrower Loans”) and lender members to purchase notes issued by PMI (“PMI Notes”), the proceeds of which facilitated the funding of specific loans to borrowers. On February 1, 2013, PMI transferred ownership of the platform, including all of the rights related to the operation of the platform, to its wholly-owned subsidiary, Prosper Funding LLC (“Prosper Funding” and, collectively with PMI, the “PMI Group”). Since February 1, 2013, all notes (the “Notes” and, together with PMI Notes, the “PMI Group Notes”) issued and sold through the platform are issued and sold by Prosper Funding.  Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the platform, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the making of related loans by WebBank and the funding of such loans by WebBank. Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages all other aspects of the platform on behalf of Prosper Funding.

The platform enables borrower members to request and obtain personal, unsecured loans by posting anonymous “listings” on the platform indicating the principal amount of the desired loan. Loan terms are subject to minimum and maximum loan amounts determined by the borrower’s credit bureau score and Prosper score, at interest rates set by PMI. PMI sets the interest rates for borrower loans based on Prosper Ratings, as well as additional factors, such as estimated loss rate, loan terms, general economic environment, previous Prosper loans and competitive conditions. As of March 31, 2013, borrowers could create loan listings from $2,000 up to $25,000.

All loans requested and obtained through the platform are unsecured obligations of individual borrower members with a fixed interest rate and loan terms set at one, three and five years as of March 31, 2013. All loans made through the platform are funded by WebBank, an FDIC-insured, Utah chartered industrial bank. Prior to February 1, 2013, after funding a loan, WebBank assigned the loan to PMI, without recourse to WebBank, in exchange for the principal amount of the loan. Since February 1, 2013, after funding a loan, WebBank assigns the loan to Prosper Funding, without recourse to WebBank, in exchange for the principal amount of the loan.  WebBank does not have any obligation to purchasers of the PMI Notes or the Notes.

As reflected in the accompanying consolidated financial statements, the PMI Group has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of approximately $81.1 million as of March 31, 2013.  At March 31, 2013, the PMI Group had approximately $17.3 million in cash and cash equivalents on its consolidated balance sheet. Since its inception, the PMI Group has financed its operations primarily through equity financing from various sources and is dependent upon raising additional capital or debt financing to fund its current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect the PMI Group’s ability to achieve its business objectives and continue as a going concern.  Further, there can be no assurances as to the availability or terms upon which the required financing and capital might be available.  On January 15, 2013, PMI entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain new investors and certain of its existing investors (each, a “Share Purchaser” and, collectively, the “Share Purchasers”), pursuant to which PMI issued and sold to such Share Purchasers (either directly or through certain of their respective affiliates) 138,681,680 shares of PMI’s Series A Preferred Stock (the “Shares”) for an aggregate purchase price of $20 million.  See Note 7 for additional information.

2.	Summary of Significant Accounting Policies

 Basis of Presentation

The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) and disclosure requirements for interim financial information and the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. Management believes these unaudited interim consolidated financial statements reflect all adjustments, including those of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year of any other interim period.

The accompanying consolidated financial statements include the accounts of PMI and its wholly owned subsidiary Prosper Funding. All intercompany balances and transactions between Prosper Funding and PMI have been eliminated in consolidation. Prosper Funding and PMI's financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Use of Estimates

The preparation of the PMI Group’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of borrower loans receivable and associated member payment dependent notes, valuation of servicing rights, valuation allowance on deferred tax assets, valuation and amortization periods of intangible assets, repurchase obligation, stock-based compensation expense, and contingent liabilities. The PMI Group bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Certain Risks and Concentrations

In the normal course of its business, the PMI Group encounters two significant types of risk: credit and regulatory. Financial instruments that potentially subject the PMI Group to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and short term investments. The PMI Group places cash, cash equivalents, restricted cash and short term investments with high-quality financial institutions and is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds federally insured amounts. The PMI Group also performs periodic evaluations of the relative credit standing of these financial institutions and has not sustained any credit losses from instruments held at these financial institutions.

Prior to February 1, 2013, PMI Borrower Loans originated by PMI were carried on its consolidated balance sheet.  The PMI Borrower Loans were funded by the PMI Notes and repayment of the PMI Notes is wholly dependent on the repayment of the PMI Borrower Loans associated with a PMI Note.  As a result, PMI did not bear the risk associated with the repayment of principal on loans carried on its consolidated balance sheet.  A decrease in the value of the PMI Borrower Loans carried on PMI's balance sheet associated with increased credit risk was directly offset by a reduction in the value of the PMI Notes issued in association with the PMI Borrower Loans. However, PMI charged a servicing fee that was deducted from loan payments.  To the extent that loan payments were not made, PMI’s servicing income was reduced.  On January 22, 2013, PMI entered into an Asset Transfer Agreement with Prosper Funding (the “Asset Transfer Agreement”), pursuant to which PMI transferred substantially all of its remaining assets to Prosper Funding, including (i) all outstanding PMI Notes issued by PMI under the Indenture dated June 15, 2009 (the “Indenture”) between PMI and Wells Fargo Bank, as trustee (the “Trustee”), (ii) all PMI Borrower Loans, (iii) all lender/borrower/group leader registration agreements related to the PMI Notes or the PMI Borrower Loans, and (iv) all documents and information related to the foregoing, effective February 1, 2013.

The PMI Group is subject to various regulatory requirements. The failure to appropriately identify and address these regulatory requirements could result in certain discretionary actions by regulators that could have a material effect on PMI's consolidated financial position and results of operations (See Note 10—Commitments and Contingencies—Securities Law Compliance).

Cash and Cash Equivalents

The PMI Group invests its excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value. Such deposits periodically exceed amounts insured by the FDIC.

Restricted Cash

Restricted cash consists primarily of cash deposits required to support the PMI Group’s ACH activities and secured corporate credit cards.

 Short Term Investments

The PMI Group's short term investments consist of highly liquid debt instruments of the U.S. government and its agencies with maturity periods greater than three months and less than 12 months.

Borrower Loans and Borrower Payment Dependent Notes

Prior to February 1, 2013, PMI issued PMI Notes and purchased PMI Borrower Loans from WebBank, and held the PMI Borrower Loans until maturity.  PMI's obligation to repay the PMI Notes was conditioned upon the repayment of the associated PMI Borrower Loans owned by PMI.   The PMI Borrower Loans and the PMI Notes were carried on PMI's balance sheets as assets and liabilities, respectively, until February 1, 2013, when such PMI Borrower Loans and PMI Notes were transferred to Prosper Funding pursuant to the Asset Transfer Agreement.  In conjunction with PMI's prior operating structure, Prosper Funding has adopted the provisions of ASC Topic 825, Financial Instruments.  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  The fair value election, with respect to an item, may not be revoked once an election is made.  In applying the provisions of ASC Topic 825, the PMI Group has recorded assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute.  The PMI Group does not record a specific allowance account related to the Borrower Loans and PMI Borrower Loans (collectively, the “PMI Group Borrower Loans”) and PMI Group Notes in which it has elected the fair value option, but rather estimates the fair value of such PMI Group Borrower Loans and PMI Group Notes using discounted cash flow methodologies adjusted for the PMI Group’s historical payment, loss and recovery rates. An account is considered to be a loss, or charged-off, when it reaches more than 120 days past due.  The PMI Group has reported the aggregate fair value of the PMI Group Borrower Loans and PMI Group Notes as separate line items in the assets and liabilities sections of the accompanying balance sheets using the methods described in ASC Topic 820, Fair Value Measurements and Disclosures—See Fair Value Measurement.

 Property and Equipment

Property and equipment consists of computer equipment, office furniture and equipment, and software purchased or developed for internal use. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets, which range from three to seven years. The PMI Group capitalizes expenditures for replacements and betterments and recognizes as expenses amounts for maintenance and repairs as incurred.  Depreciation and amortization commences once the asset is placed in service.

Internal Use Software and Website Development

The PMI Group accounts for internal use software costs, including website development costs, in accordance with ASC Topic 350-40, Internal Use Software and ASC Topic 350-50, Website Development Costs. In accordance with ASC Topic 350-40 and 350-50, the costs to develop software for the PMI Group’s website and other internal uses are capitalized when management has authorized and committed project funding, preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Capitalized software development costs primarily include software licenses acquired, fees paid to outside consultants, and salaries and payroll related costs for employees directly involved in the development efforts.

Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are considered to be probable to result in additional functionality are capitalized. Capitalized costs are included in property and equipment and amortized to expense using the straight-line method over their expected lives. The PMI Group evaluates its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.

Repurchase and Indemnification Obligation

The PMI Group is obligated to indemnify lenders and repurchase certain PMI Group Notes sold to the lenders in the event of violation of applicable federal, state, or local lending laws, or verifiable identify theft. The loan indemnification and repurchase obligation is estimated based on historical experience. The PMI Group accrues a provision for the repurchase and indemnification obligation when the PMI Group Notes are issued. Indemnified or repurchased PMI Group Notes associated with federal, state, or local lending laws, or verifiable identity thefts are written off at the time of repurchase or at the time an indemnification payment is made.

Revenue Recognition

The PMI Group recognizes revenue in accordance with ASC Topic 605, Revenue Recognition. Under ASC Topic 605, The PMI Group recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the price of the services is fixed and determinable, and collectability is reasonably assured.

Origination fees

Borrowers pay an origination fee upon the successful closing of a loan. The PMI Group deducts and retains the origination fee from the loan amount prior to disbursing the net amount to the borrower member. The loan origination fee is determined by the term and credit grade of the loan, and ranges from 0.50% to 4.95% of the original principal amount. Since the PMI Group accounts for PMI Group Borrower Loans, loans held for investment and PMI Group Notes at fair value, origination fees are not deferred but are recognized at origination of the loan, and direct costs to originate loans are recorded as expenses as incurred.

Loan servicing fees

Loan servicing revenue included monthly loan servicing fees and non-sufficient funds (“NSF”) fees. Loan servicing fees are accrued daily based on the current outstanding loan principal balance of the PMI Group Borrower Loan but are not recognized until payment was received due to the uncertainty of collection of borrower loan payments. The PMI Group charges a NSF fee to borrowers on the first failed payment of each billing period.  NSF fees were charged to the customer and collected and recognized immediately.

Interest income (expense) on PMI Group Borrower Loans receivable and PMI Group Notes

The PMI Group recognizes interest income on PMI Group Borrower Loans using the accrual method based on the stated interest rate to the extent that is believed it to be collectable.  The PMI Group records interest expense on the corresponding PMI Group Notes based on the contractual interest rate. Gross interest income earned and gross interest expense incurred were $7,732,000 and $7,325,000, respectively for the three months ended March 31, 2013. Gross interest income earned and gross interest expense incurred were $4,630,000 and $4,403,000, respectively for the three months ended March 31, 2012.

 Marketing and Advertising Expense

Under the provisions of ASC Topic 720, Other Expenses, the costs of advertising are expensed as incurred. Advertising costs were approximately $1,572,000 and $1,275,000 for the three months ended March 31, 2013 and 2012, respectively.

 Rebate and Promotional Expenses

The PMI Group accounts for rebates and promotions in accordance with ASC Topic 605, Revenue Recognition.  From time to time rebates and promotions are offered to borrower and lender members.  The PMI Group records these rebates and promotions as an offset to revenue if a particular rebate or promotion is earned upon the origination of the loan. The PMI Group's rebate and promotions have in the past been in the form of cash back and other incentives paid to lender and borrowers.

Stock-Based Compensation

The PMI Group accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Stock Compensation.  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to awards that are expected to vest is amortized using the straight line method over the vesting term of the stock-based award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. The PMI Group estimated its annual forfeiture rate to be 20.1% and 23.8% for the three months ended March 31, 2013 and 2012, respectively.

The PMI Group has granted options to purchase shares of common stock to nonemployees in exchange for services performed which it accounts for in accordance with the provisions of ASC Topic 505-50, Equity-Based Payments to Non-Employees. Because ASC 505 requires that nonemployee equity awards be recorded at their fair value, the PMI Group uses the Black-Scholes model to estimate the fair value of options granted to nonemployees at each vesting date until performance is complete to determine the appropriate charge for the services provided. The volatility of the PMI Group’s common stock was based on comparative company volatility.

 Net Loss Per Share

The PMI Group computes net loss per share in accordance with ASC Topic 260 Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common shareholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At March 31, 2013, there were outstanding convertible preferred stock, warrants and options convertible into 138,681,720, 2,187,969 and 9,196,703 common shares, respectively, which may dilute future earnings per share. As the PMI Group’s reporting a net loss for the three months ended March 31, 2013 and 2012, potentially dilutive securities are excluded from the computation of net loss per share, as their effect would be antidilutive.

Income Taxes

The PMI Group uses the asset and liability method to account for income taxes as codified in ASC Topic 740, Income Taxes. Under this method, deferred income tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Under ASC Topic 740, the PMI Group’s policy to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes did not change.

Fair Value Measurement

The PMI Group adopted ASC Topic 820, Fair Value Measurements and Disclosures, on January 1, 2008. ASC Topic 820 provides a framework for measuring the fair value of assets and liabilities. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

The PMI Group determines the fair values of its financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation techniques are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013 that are of significance, or potential significance to the PMI Group.

3.	PMI Group Borrower Loans and PMI Group Notes Held at Fair Value

The PMI Group’s financial instruments consist principally of cash and cash equivalents, restricted cash, short term investments, borrower loans receivable, accounts payable and accrued liabilities, Borrower Payment Dependent Notes and long-term debt.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

The following tables present the assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

March 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower loans receivable	$-	$-	$176,943,953	$176,943,953
Loans held for investment	-	-	189,710	189,710
Liabilities
Borrower payment dependent notes	$-	$-	$177,577,514	$177,577,514

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short term investments	$999,895	$-	$-	$999,895
Borrower loans receivable	-	-	166,899,587	166,899,587
Loans held for investment	-	-	175,471	175,471
Liabilities
Borrower payment dependent notes	$-	$-	$167,477,941	$167,477,941

The PMI Group’s short term investments consist of United States Treasuries with maturity periods greater than three months and less than 12 months.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the PMI Group has the ability to access. The PMI Group classifies United States Treasuries as Level 1 assets which it intends to hold until maturity.

As observable market prices are not available for the PMI Group Borrower Loans and PMI Group Notes the PMI Group holds, or for similar assets and liabilities, the PMI Group believes the PMI Group Borrower Loans and PMI Group Notes should be considered Level 3 financial instruments under ASC Topic 820.  In a hypothetical transaction as of the measurement date, the PMI Group believes that differences in the principal marketplace in which the loans are originated and the principal marketplace in which it might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date.  For PMI Group Borrower Loans, the fair value is estimated using discounted cash flow methodologies based upon valuation assumptions including prepayment speeds, roll rates, recovery rates and discount rates based on the perceived credit risk within each credit grade.

The PMI Group's obligation to pay principal and interest on any PMI Group Note is equal to the loan payments, if any, the PMI Group receives on the corresponding PMI Group Borrower Loan, net of its 1.0% servicing fee.  The fair value election for PMI Group Notes and PMI Group Borrower Loans allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to lenders that are dependent upon borrower payments.  As such, the fair value of the PMI Group Notes is approximately equal to the fair value of the PMI Group Borrower Loans, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to PMI Group Note holders.  Any unrealized gains or losses on the PMI Group Borrower Loans and PMI Group Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations.  The effective interest rate associated with the PMI Group Notes is less than the interest rate earned on the PMI Group Borrower Loans due to the 1.0% servicing fee.  See further in this note for a roll-forward and further discussion of the significant assumptions used to value PMI Group Borrower Loans and PMI Group Notes.

The PMI Group estimates the fair value of the PMI Group Notes and PMI Group Borrower Loans using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions the PMI Group used to value the PMI Group Borrower Loans and PMI Group Notes include prepayment rates derived from historical prepayment rates for each credit score, default rates derived from historical performance, recovery rates and discount rates applied to each credit tranche based on the perceived credit risk of each credit grade. The PMI Group's obligation to pay principal and interest on any PMI Group Note is equal to the loan payments, if any, received on the corresponding PMI Group Borrower Loan, net of the PMI Group's 1.0% servicing fee.  As such, the fair value of the PMI Group Notes is approximately equal to the fair value of the PMI Group Borrower Loans, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to the PMI Group Note holders.  The effective interest rate associated with the PMI Group Notes will be less than the interest rate earned on the PMI Group Borrower Loans due to the 1.0% servicing fee.

For PMI Group Borrower Loans originated and PMI Group Notes, we used the following average assumptions to determine the fair value as of March 31, 2013:

Monthly prepayment rate speed	1.53%
Recovery rate	5.52%
Discount rate *	9.87%

*	This is the average discount rate among all of the PMI Group's credit grades

The following table presents additional information about PMI Group Borrower Loans and PMI Group Notes measured at fair value on a recurring basis for the period ended March 31, 2013:

	Borrower Loans	Notes
Fair value at December 31, 2012	$166,899,587	$167,477,941
Originations	33,942,504	33,942,504
Principal repayments	(24,359,637)	(24,130,924)
Unrealized gains or losses included in earnings	461,499	287,993
Fair value at March 31, 2013	$176,943,953	$177,577,514

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	PMI Group Borrower Loans	PMI Group Notes	Loans Held for Investment	Total
Balance at January 1, 2013	$166,899,587	$(167,477,941)	$175,471	$(402,883)
Originations	33,942,504	(33,942,504)	42,474	42,474
Principal repayments and credit losses	(24,359,637)	24,130,924	(30,562)	(259,275)
Change in fair value on borrower loans and Payment Dependent Notes	461,499	(287,993)	-	173,506
Change in fair value of loans held for investment	-	-	2,327	2,327
Balance at March 31, 2013	$176,943,953	$(177,577,514)	$189,710	$(443,851)

Balance at January 1, 2012	$75,762,894	$(76,159,501)	$137,314	$(259,293)
Originations	33,064,181	(33,064,181)	132,802	132,802
Principal repayments and credit losses	(12,891,294)	12,666,887	(33,295)	(257,702)
Change in fair value on borrower loans and Payment Dependent Notes	1,217,466	(935,267)	-	282,199
Change in fair value of loans held for investment	-	-	(3,076)	(3,076)
Balance at March 31, 2012	$97,153,247	$(97,492,062)	$233,745	$(105,070)

Due to the recent origination of the PMI Group Borrower Loans and PMI Group Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  The PMI Group had no outstanding PMI Group Borrower Loans or PMI Group Notes originated or issued prior to July 13, 2009.  Of the loans originated from July 13, 2009 to March 31, 2013, the PMI Group had 264 loans which were 90 days or more delinquent for an aggregate principal amount of $1,512,866 and a fair value of $137,066 as of March 31, 2013.

No other assets or other liabilities were carried at fair value as of March 31, 2013 and December 31, 2012.

4.	Loans Held for Investment at Fair Value

As of March 31, 2013, the PMI Group retained a total of $189,710 of PMI Group Borrower Loans originated through the platform. When a borrower member loan has been funded in whole, or in part, by PMI Group, the PMI Group retains the portion of the borrower’s monthly loan payment that corresponds to the percentage of the loan that the PMI Group funded. In these cases, the PMI Group records interest income on these PMI Group Borrower Loans.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Loans Held for Investment
Balance at January 1, 2013	$175,471
Originations	42,474
Principal repayments and credit losses	(30,562)
Change in fair value of loans held for investment	2,327
Balance at March 31, 2013	$189,710

Balance at January 1, 2012	$137,314
Originations	132,802
Principal repayments	(33,295)
Change in fair value of loans held for investment	(3,076)
Balance at March 31, 2012	$233,745

Origination fees earned from PMI Group Borrower Loans funded by the PMI Group are initially deferred and subsequently amortized ratably over the term of the PMI Group Borrower Loan and are reported in the statement of operations as Origination fees.

The PMI Group estimates the fair value of the loans held for investment using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of the PMI Group Borrower Loans, which are set forth in Note 3, as they have similar characteristics and the PMI Group expects these loans to behave in a comparable manner.  The valuation assumptions the PMI Group used to value these loans include prepayment rates, default rates and recovery rates derived from historical loan performance data and discount rates based on credit grade applied to each loan.

The fair value adjustment on these loans held for investment was $2,327, which is included in earnings for the three months ended March 31, 2013.  As of March 31, 2013 the PMI Group had received $154,442 in payments on these loans.  As of March 31, 2013, there was $32,124 in loans held for investment that were charged-off.

5.	Repurchase and Indemnification Obligation

Changes in the PMI Group Note repurchase and indemnification obligations are summarized below:

Balance at January 1, 2013:	$40,900
Provision for PMI Group Note repurchases and indemnifications	98,700
PMI Group Notes repurchased and immediately charged off or charged off and indemnified (net of recoveries)	-
Balance at March 31, 2013:	$139,600

6.	Net Loss Per Share

The PMI Group computes net loss per share in accordance with ASC Topic 260. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

Basic and diluted loss per share was calculated as follows:

	Three months ended March 31,
	2013	2012
Numerator:
Net loss	$(4,199,450)	$(4,364,206)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	54,808,499	2,887,581
Basic and diluted net loss per share	$(0.08)	$(1.51)

Due to losses attributable to common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	March 31,
	2013	2012
Excluded Securities:	(shares)	(shares)
Convertible preferred stock issued and outstanding	138,681,720	61,958,136
Stock options issued and outstanding	9,196,703	12,926,198
Warrants issued and outstanding	2,187,969	2,220,191
Total common stock equivalents excluded from diluted net loss per common share computation	150,066,392	77,104,525

7.	Stockholders’ Equity

Preferred Stock

Under PMI's certificate of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.

In January 2013, PMI issued and sold 138,681,680 shares of its Series A preferred stock in a private placement at a purchase price of $0.144 per share for approximately $20 million.  In connection with that sale, PMI issued 51,171,951 shares at par value $0.001 per share of Series A-1 (“Series A-1”) convertible preferred stock to certain previous holders of PMI’s Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock who participated in the sale. Upon issuance of PMI Series A and Series A-1 Preferred Stock, all of PMI’s preferred stock existing prior to such issuance was converted into PMI common stock at a 1:1 ratio if the holder of the preferred stock participated in this offering or at a 10:1 ratio if the holder of the preferred stock did not so participate. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.

Dividends

Dividends on shares of the Series A Preferred Stock are payable only when, as, and if declared by the Board of Directors.  No dividends will be paid with respect to the Common Stock or Series A-1 Preferred Stock until any declared dividends on the Series A Preferred Stock have been paid or set aside for payment to the Series A Preferred Stock holders.  Holders of Series A-1 Preferred Stock are not entitled to receive dividends in preference and priority to, or on a pari passu basis with, the other Preferred Stock or the Common Stock. To date, no dividends have been declared on any of PMI’s Preferred Stock or Common Stock, and there are no dividends in arrears at March 31, 2013.

The holders of Series D, Series E and Series F Preferred Stock were entitled to receive an annual dividend per share in an amount equal to 8% times the liquidation preference tor such share, payable in preference and priority to any declaration or payment of any distribution on Common Stock in such calendar year. The right to receive dividends on shares of Series D, Series E and Series F Preferred Stock was cumulative from and after the date of issuance of such shares and were payable only when, as, and if declared by the Board of Directors. Holders of Series E-l Preferred Stock were not entitled to receive dividends in preference and priority to, or on a pari passu basis with, the other Preferred Stock or the Common Stock. Dividends on shares of Series E-l Preferred Stock were payable only when, as, and if declared by the Board of Directors. As of March 31, 2013, all shares of Series D, E, E-l and F were converted to Common Stock in connection with the January 2013 sale of Preferred Stock.

Conversion

On January 15, 2013, PMI entered into an equity financing transaction where shares of PMI’s preferred stock that were outstanding immediately prior to the financing (“Old Preferred Shares”) were converted into shares of PMI common stock. For holders of Old Preferred Shares who participated in the financing in proportion to their pro rata ownership interest in PMI, their Old Preferred Shares converted into common shares at a ratio of 1:1. In addition, each such participating holder received a share of PMI’s new Series A-1 Preferred Stock for every dollar of liquidation preference associated with an Old Preferred Share held by such holder. Each share of Series A-1 Preferred has a liquidation preference of $1.00 and converts into common stock at a ratio of 1,000,000:1.

Under the terms of the Shares, the Share Purchasers have the right to convert the Shares into common stock at any time. In addition, the Shares automatically convert into common stock (i) immediately prior to the closing of an IPO that values Prosper at least at $200 million and that results in aggregate proceeds to Prosper of at least $40 million or (ii) upon a written request from the holders of at least 70% of the voting power of the outstanding preferred stock (on an as-converted basis). In addition, if a holder of the Shares has converted any of the Shares, then all of such holder’s shares of Series A-1 Preferred Stock also will be converted upon a liquidation event. In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, Prosper shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by Prosper’s Board of Directors (the “Board”). At present, the Series A Preferred Stock converts into Prosper common stock at a 1:1 ratio while the Series A-1 converts into Prosper common stock at a 10,000,000:1 ratio.

Liquidation Rights

PMI issued 51,171,951 shares at the par value $0.001 per share of Series A-1 convertible preferred stock (“Series A-1 Preferred Stock”) to certain previous holders of PMI’s preferred stock who participated in the sale. The Series A-1 shares established certain liquidation rights, have no voting rights and are convertible into one share of PMI common stock for every one million shares of Series A-1. PMI allocated the fair value of the shares of Series A-1 Preferred Stock at the par value of $.001 per share from the proceeds of Series A. Upon issuance of PMI Series A and Series A-1 Preferred Stock, all of PMI’s preferred stock existing prior to such issuance was converted into PMI common stock at a 1:1 ratio if the holder of the preferred stock participated in this offering or at a 10:1 ratio if the holder of the preferred stock did not so participate.

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

Common Stock

PMI, through its certificate of incorporation, is the sole issuer of common stock and related options and warrants. PMI was authorized to issue up to 277,363,460 shares of common stock, $0.001 par value, of which 65,354,552 shares were issued and outstanding as of March 31, 2013 and 82,630,003 shares of common stock, $0.001 par value, of which 3,006,745 shares were issued and outstanding as of December 31, 2012.  Each holder of common stock shall be entitled to one vote for each share of common stock held.

Common Stock Issued for Services

Nonemployees

PMI did not grant any immediately vested common shares to nonemployees for services during the three months ended March 31, 2013 and 2012.

Common Stock Issued upon Exercise of Stock Options

For the three months ended March 31, 2013 and 2012, PMI issued 426,905 and 25,000 shares of common stock, respectively, upon the exercise of options for cash proceeds of $73,140 and $3,000, respectively.

Common Stock Issued upon Exercise of Stock Warrants

For the three months ended March 31, 2013 PMI issued 8,200 shares of common stock upon the exercise of warrants for cash proceeds of $82.

8.	Stock Option Plan and Compensation

In 2005, PMI’s stockholders approved the adoption of the 2005 Stock Option Plan (the “Plan”). Under the Plan, options to purchase up to 1,879,468 shares of common stock were reserved and may be granted to employees, directors, and consultants by the Board of Directors to promote the success of the PMI Group’s business. During 2008, the Board of Directors increased the total number of options under the Plan by 500,000 for a total of 2,379,468 options available for grant. During 2009, the Board of Directors increased the total number of options under the Plan by an additional 500,000 for a total of 2,879,468 options available for grant. During 2010, the Board of Directors increased the total number of options under the Plan by an additional 6,109,321 for a total of 8,988,789 options available to grant. During 2011, the Board of Directors increased the total number of options under the Plan by an additional 4,550,875 for a total of 13,539,664 available for grant. During 2012, the Board of Directors increased the total number of options under the plan by an additional 1,700,000 for a total of 15,239,664 available for grant. During the first three months of 2013, the Board of Directors increased the total number of options under the plan by an additional 56,483,417 for a total of 71,723,081 available for grant.

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

                Option activity under the Plan is summarized as follows for the periods below:

	Options Issued and Outstanding	Weighted-Average Exercise Price

Balance as of January 1, 2012	12,087,620	$0.21
Options granted (weighted average fair value of $0.11)	1,573,200	$0.17
Options exercised	(25,000)	$0.12
Options canceled	(709,622)	$0.23
Balance as of March 31, 2012	12,926,198	$0.20

Balance as of January 1, 2013	11,738,168	$0.20
Options granted (weighted average fair value of $0.01)	10,091	$0.17
Options exercised	(426,905)	$0.17
Options canceled	(2,124,651)	$0.22
Balance as of March 31, 2013	9,196,703	$0.20
Options outstanding and exercisable at March 31, 2013	5,799,440	$0.23

Other Information Regarding Stock Options

Additional information regarding PMI common stock options outstanding as of March 31, 2013 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.12 - $0.12	2,487,618	8.40	$0.12	$–	1,343,376	$0.12	$–
$0.17 - $0.17	2,487,451	9.10	0.17	–	583,547	0.17	–
$0.20 - $0.20	3,576,415	7.30	0.20	–	3,244,955	0.20	–
$0.25 - $0.25	25,000	2.40	0.25	–	25,000	0.25	–
$0.50 - $0.50	274,117	3.60	0.50	–	274,117	0.50	–
$0.56 - $0.56	295,102	6.40	0.56	–	277,445	0.56	–
$1.94 - $1.94	31,000	5.80	1.94	–	31,000	1.94	–
$2.17 - $2.17	20,000	4.90	2.17	–	20,000	2.17	–
	9,196,703	7.92	$0.20	$-	5,799,440	$0.23	$-

The intrinsic value is calculated as the difference between the value of PMI's common stock at March 31, 2013, which was $0.01 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the three months ended March 31, 2013 and 2012 reflect the expenses that PMI expects to recognize after the consideration of estimated forfeitures.

The fair value of PMI stock option awards for the three months ended March 31, 2013 and 2012 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three months ended March 31,
	2013	2012
Volatility of common stock	73.43%	77.10%
Risk-free interest rate	0.82%	0.97%
Expected life*	8.7 years	5.0 years
Dividend yield	0%	0%
Weighted-average fair value of grants	0.01	0.11

*	For nonemployee stock option awards, the expected life is the contractual term of the award, which is generally ten years.

The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because PMI's equity awards have characteristics significantly different from those of traded options, the changes in the subjective input assumptions can materially affect the fair value estimate.

Total stock-based compensation expense for PMI employees reflected in the statements of operations for the three months ended March 31, 2013 and 2012 is approximately $53,300 and $82,600, respectively.  As of March 31, 2013, the unamortized stock-based compensation expense related to PMI employees’ unvested stock-based awards was approximately $159,300, which will be recognized over the remaining weighted average vesting period of approximately 2.6 years.

9.	Income Taxes

As part of the process of preparing the PMI Group’s financial statements, the PMI Group is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the PMI Group’s income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the accompanying balance sheet. The PMI Group must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income.

Due to the book and tax net losses incurred during the three months ended March 31, 2013 and 2012, the PMI Group has not incurred any income tax expense during those periods. In addition, the PMI Group has incurred substantial historical losses and has maintained a full valuation allowance against its net deferred tax assets because the realization of those deferred tax assets is dependent upon future earnings, and the amount and timing of those earnings, if any is uncertain.

10.	Commitments and Contingencies

 Future minimum lease payments

The PMI Group leases its corporate office and co-location facility under non-cancelable operating leases that expire in July 2013 and August 2014, respectively.  In March 2013, PMI arranged a new 20 month lease agreement for its corporate office which commits PMI to a total of $678,015 in rent expense and will expire in December 2014.

Future minimum rental payments under these leases as of March 31, 2013 are as follows:

2013	$497,906
2014	501,334
Total future operating lease obligations	$999,240

Rental expense under premises-operating lease arrangements was $135,000 and $134,000 for the three months ended March 31, 2013 and 2012, respectively.

The PMI Group amended and restated an agreement with WebBank, an FDIC-insured Utah-chartered industrial bank, under which all loans originated through the platform are made by WebBank under its bank charter. The arrangement allows for loans to be offered to borrowers at uniform nationwide terms. The PMI Group is required to pay the greater of a monthly minimum fee or a fee calculated based on a certain percentage of monthly loan origination volume.

The PMI Group has an agreement with a third party broker-dealer in which the third party agreed to operate and maintain the Note Trader Platform for the secondary trading of PMI Group Notes.  The PMI Group is required to pay the third party broker-dealer an agreed upon monthly fee which equals the difference between the minimum monthly fee and the transaction fees collected by the third party provider during that month.

Securities Law Compliance

From inception through October 16, 2008, PMI sold approximately $178.1 million of PMI Borrower Loans to lender members through the old platform structure, whereby PMI assigned promissory notes directly to lender members. PMI did not register the offer and sale of the promissory notes corresponding to these loans under the Securities Act or under the registration or qualification provisions of any state securities laws. The PMI Group believes that the question of whether or not the operation of the platform during this period constituted an offer or sale of “securities” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the platform during this period were viewed as a securities offering, PMI would have failed to comply with the registration and qualification requirements of federal and state laws and lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation, although the statute of limitations period under various state laws may be for a longer period of time.

PMI’s decision to restructure the platform and cease sales of promissory notes offered through the platform effective October 16, 2008 limited this contingent liability to the period covering its activities prior to October 16, 2008.

On April 21, 2009, PMI and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between PMI and the states in which PMI offered loan notes for sale prior to November 2008. The consent order involves payment by PMI of up to an aggregate of $1.0 million in penalties, which have been allocated among the states based on PMI’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1.0 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of PMI’s note sale activities prior to November 2008.  Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order.  However, no state is obliged to do so, and there is no deadline by which a state must make its decision. PMI is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against PMI, subject to any applicable statute of limitations. As of March 31, 2013, the PMI Group has entered into consent orders with 34 states and has paid an aggregate of $466,017 in penalties to those states.

As of March 31, 2013 and 2012, the PMI Group had accrued approximately $248,000 and $277,000, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1,000,000 maximum fee pro-rata by state, using PMI’s note sales from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order, assigning a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, the PMI Group considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against PMI; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. The PMI Group will continue to evaluate this accrual and related assumptions as new information becomes known.

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

PMI intends to vigorously defend the class action lawsuit.  PMI cannot, however, presently determine or estimate the final outcome of the lawsuit, and there can be no assurance that it will be finally resolved in PMI’s favor.  If the class action lawsuit is not resolved in PMI’s favor, PMI might be obliged to pay damages, and might be subject to such equitable relief as a court may determine.   Accordingly, the PMI Group has not recorded an accrued loss contingency in connection with PMI’s sale of notes through the platform prior to November 2008. Accounting for loss contingencies involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements.

As of March 31, 2013, the probable outcome of the class action lawsuit cannot be determined, nor can the amount of damages or other costs that might be borne by the PMI Group be estimated.

11.	Related Parties

The PMI Group’s executive officers, directors who are not executive officers, and certain affiliates participate on the PMI Group’s lending platform by placing bids and purchasing PMI Group Notes.  The aggregate amount of PMI Group Notes and loans purchased and the income earned by parties deemed to be affiliates and related parties of the PMI Group as of March 31, 2013 and 2012 are summarized below:

Related Party	Aggregate Amount of Loans Purchased March 31,		Income Earned on Loans for the three months ended March 31,
	2013	2012	2013	2012
Executive officers and management	$357,832	$161,114	$74,735	$4,110
Directors	4,163,929	3,791,136	7,215	98,420
Affiliate	-	6,125,208	-	180,047
	$4,521,761	$10,077,458	$81,950	$282,577

The PMI Group Notes and loans were obtained on terms and conditions that were not more favorable than those obtained by other PMI Group Note and loan purchasers. Of the total aggregate amount of PMI Group Notes and loans purchased since inception approximately $290,000 or 6% and $528,103 or 5% of principal has been charged off through March 31, 2013 and 2012, respectively. The PMI Group has earned approximately $4,600 and $13,676 in servicing fee revenue related to these PMI Group Notes and loans for the three months ended March 31, 2013 and 2012, respectively.

12.	Postretirement Benefit Plans

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

Daniel P. Sanford resigned as SVP, Finance of PMI and as Treasurer of Prosper Funding, effective as of May 1, 2013.  On that same date, Kenneth L. Niewald was appointed to serve as Acting Chief Financial Officer of PMI and as Treasurer of Prosper Funding and was designated as the principal financial and accounting officer of both PMI and Prosper Funding.

Schedule I

Prosper Funding LLC
Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Note 2)
Balance Sheet
Assets
Cash and Cash Equivalents	$2,665,441	$5,000
Restricted Cash	4,140,569	-
Receivables	680	-
Loans Held for Investment at Fair Value	189,710	-
Borrower Loans Receivable at Fair Value	176,943,953	-
Property and Equipment, net	888,360	-
Total Assets	$184,828,713	$5,000

Liabilities and Member's Equity
Accounts Payable	$107,060	$-
Accrued Liabilities	867,618	-
Borrower Payment Dependent Notes at Fair Value	177,577,514	-
Repurchase and Indemnification Obligation	139,600	-
Intercompany Payable	80,151	-
Total Liabilities	178,771,943	-

Member's Equity
Member's Equity	6,075,040	210,401
Accumulated Deficit	(18,270)	(205,401)
Total Member's Equity	6,056,770	5,000

Total Liabilities and Member's Equity	$184,828,713	$5,000

The accompanying notes are an integral part of these financial statements.

Prosper Funding LLC
Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2013	From Inception to March 31, 2012

Revenues
Administration Fee Revenue	$607,200	$-
Interest income on Borrower Loans	5,072,713	-
Interest expense on Notes	(4,818,243)	-
Total Revenues	861,670	-

Cost of Revenues
Cost of Services	(225,395)	-
Provision for Loan and Note Repurchases	(98,700)	-
Net revenues	537,575	-

Operating Expenses
Administration Fee Expense	381,960	-
Depreciation and Amortization	83,470	-
Professional Services	15,000	65,000
Other	44,555	58,600
Total Operating Expenses	524,985	123,600
Income (Loss) Before Other Income and Expenses	12,590	(123,600)

Other Income and Expenses
Change in Fair Value on Borrower Loans, Loans Held for Investment and Notes, net	175,833	-
Other Expense	(1,292)	-
Total Other Income and Expenses, net	174,541	-

Income (Loss) Before Income Taxes	187,131	(123,600)
Provision For Income Taxes	-	-
Total Net Income (Loss)	$187,131	$(123,600)

The accompanying notes are an integral part of these financial statements.

Prosper Funding LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2013	From Inception to March 31, 2012
Cash flows from operating activities:
Net Income (loss)	$187,131	$(123,600)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of Borrower Payment Dependent Notes	287,993	–
Depreciation and amortization	83,470	–
Reversal of loan and Note repurchases	98,700	–
Change in fair value of Loans held for investment	(2,327)	–
Change in fair value of Borrower Loans	(461,499)	–
Changes in operating assets and liabilities:		–
Restricted cash	3,365	–
Receivables	(680)	–
Accounts payable and accrued liabilities	195,517	–
Net Intercompany Payable	80,151	–
Net cash provided by (used in) operating activities	471,821	(123,600)

Cash flows from investing activities:
Origination of Borrower Loans held at fair value	(24,121,109)	–
Repayment of Borrower Loans held at fair value	17,981,805	–
Repayment of Loans held for investment at fair value	15,400	–
Purchases of property and equipment	(251,507)	–
Origination of Loans held for investment at fair value	(26,531)	–
Net cash used in investing activities	(6,401,942)	–

Cash flows from financing activities:
Proceeds from Member's equity	–	123,700
Net cash included in transfer of assets from PMI	1,874,202	–
Proceeds from issuance of Notes held at fair value	24,121,109	–
Payment of Notes held at fair value	(17,404,749)	–
Net cash provided by financing activities	8,590,562	123,700

Net increase in cash and cash equivalents	2,660,441	100
Cash and cash equivalents at beginning of the period	5,000	–
Cash and cash equivalents at end of the period	$2,665,441	$100

The accompanying notes are an integral part of these financial statements.

Prosper Funding LLC
Notes to Financial Statements
(Unaudited)

1.	Organization and Business

Prosper Funding LLC (“Prosper Funding”) was formed in the state of Delaware in February 2012 as a limited liability company with the sole equity member being Prosper Marketplace, Inc. (“PMI”).

Prosper Funding was formed by PMI to hold the borrower loans (the “Borrower Loans”) and issue the Borrower Payment Dependent Notes (the “Notes”).  Although Prosper Funding is consolidated with PMI for accounting and tax purposes, Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding.  Prosper Funding’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that Prosper Funding will become subject to bankruptcy proceedings directly.  Prosper Funding seeks to achieve this by placing certain restrictions on its activities and implementing certain formal procedures designed to expressly reinforce its status as a distinct corporate entity from PMI.

Prosper Funding commenced operations as of February 1, 2013. On February 1, 2013, PMI transferred ownership of the platform, including all of the rights related to the operation of the platform, to Prosper Funding LLC. Since February 1, 2013, all Notes issued and sold through the platform are issued and sold by Prosper Funding.  Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the platform, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the making of related loans by WebBank and the funding of such loans by WebBank. Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages all other aspects of the platform on behalf of Prosper Funding.

2.	Summary of Significant Accounting Policies

 Basis of Presentation

The Company’s unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) and disclosure requirements for interim financial information and the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. Management believes these unaudited interim financial statements reflect all adjustments, including those of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

 Use of Estimates

The preparation of Prosper Funding’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of Borrower Loans receivable and associated Notes, valuation of servicing rights, valuation allowance on deferred tax assets, valuation and amortization periods of intangible assets, repurchase obligation, stock-based compensation expense, and contingent liabilities. Prosper Funding bases its estimates on historical experience from all Borrower Loans and PMI Borrower Loans, and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Certain Risks and Concentrations

In the normal course of its business, Prosper Funding encounters two significant types of risk: credit and regulatory. Financial instruments that potentially subject Prosper Funding to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and short term investments. Prosper Funding places cash, cash equivalents, restricted cash and short term investments with high-quality financial institutions and is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds federally insured amounts. Prosper Funding also performs periodic evaluations of the relative credit standing of these financial institutions and has not sustained any credit losses from instruments held at these financial institutions.

Prior to February 1, 2013, PMI Borrower Loans originated by PMI were carried on its consolidated balance sheet.  The PMI Borrower Loans were funded by the PMI Notes and repayment of the PMI Notes is wholly dependent on the repayment of the PMI Borrower Loans associated with a PMI Note.  As a result, PMI did not bear the risk associated with the repayment of principal on loans carried on its consolidated balance sheet.  A decrease in the value of the PMI Borrower Loans carried on PMI's balance sheet associated with increased credit risk was directly offset by a reduction in the value of the PMI Notes issued in association with the PMI Borrower Loans. However, PMI charged a servicing fee that was deducted from loan payments.  To the extent that loan payments were not made, PMI’s servicing income was reduced.  On January 22, 2013, PMI entered into an Asset Transfer Agreement with Prosper Funding (the “Asset Transfer Agreement”), pursuant to which PMI transferred substantially all of its remaining assets to Prosper Funding, including (i) all outstanding PMI Notes issued by PMI under the Indenture (the “Indenture”) dated June 15, 2009 between PMI and Wells Fargo Bank, as trustee (the “Trustee”), (ii) all PMI Borrower Loans, (iii) all lender/borrower/group leader registration agreements related to the PMI Notes or the PMI Borrower Loans, and (iv) all documents and information related to the foregoing, effective February 1, 2013.

Prosper Funding is subject to various regulatory requirements. The failure to appropriately identify and address these regulatory requirements could result in certain discretionary actions by regulators that could have a material effect on Prosper Funding's financial position and results of operations.

Cash and Cash Equivalents

Cash equivalents are recorded at cost, which approximates fair value. Such deposits periodically exceed amounts insured by the FDIC.

Restricted Cash

Restricted cash consists primarily of cash deposits required to support Prosper Funding’s ACH activities.

 Borrower Loans and Borrower Payment Dependent Notes

Prior to February 1, 2013, PMI issued PMI Notes and purchased PMI Borrower Loans from WebBank, and held the PMI Borrower Loans until maturity.  PMI's obligation to repay the PMI Notes was conditioned upon the repayment of the associated PMI Borrower Loans owned by PMI.   The PMI Borrower Loans and the PMI Notes were carried on PMI's balance sheets as assets and liabilities, respectively, until February 1, 2013, when such PMI Borrower Loans and PMI Notes were transferred to Prosper Funding pursuant to the Asset Transfer Agreement.  In conjunction with PMI's prior operating structure, Prosper Funding has adopted the provisions of ASC Topic 825, Financial Instruments.  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  The fair value election, with respect to an item, may not be revoked once an election is made.  In applying the provisions of ASC Topic 825, Prosper Funding has recorded assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute.  Prosper Funding does not record a specific allowance account related to the Borrower Loans and Notes in which it has elected the fair value option, but rather estimates the fair value of the Borrower Loans and Notes using discounted cash flow methodologies adjusted for historical payment, loss and recovery rates of Borrower Loans and PMI Borrower Loans. An account is considered to be a loss, or charged-off, when it reaches more than 120 days past due.  Prosper Funding has reported the aggregate fair value of the  Borrower Loans and Notes as separate line items in the assets and liabilities sections of the accompanying balance sheets using the methods described in ASC Topic 820, Fair Value Measurements and Disclosures—See Fair Value Measurement.

Internal Use Software and Website Development

Prosper Funding accounts for internal use software costs, including website development costs, in accordance with ASC Topic 350-40, Internal Use Software and ASC Topic 350-50, Website Development Costs. In accordance with ASC Topic 350-40 and 350-50, the costs to develop software for Prosper Funding's website and other internal uses are capitalized when management has authorized and committed project funding, preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Capitalized software development costs primarily include software licenses acquired, fees paid to outside consultants, and salaries and payroll related costs for PMI employees directly involved in the development efforts.

Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are considered to be probable to result in additional functionality are capitalized. Capitalized costs are included in property and equipment and amortized to expense using the straight-line method over their expected lives. Prosper Funding evaluates its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.

Repurchase and Indemnification Obligation

Prosper Funding is obligated to indemnify lenders and repurchase certain Notes sold to the lenders in the event of violation of applicable federal, state, or local lending laws, or verifiable identify theft. The loan indemnification and repurchase obligation is estimated based on historical experience of PMI Group loan originations. Prosper Funding accrues a provision for the repurchase and indemnification obligation when the Notes are issued. Indemnified or repurchased Notes associated with federal, state, or local lending laws, or verifiable identity thefts are written off at the time of repurchase or at the time an indemnification payment is made.

 Revenue Recognition

Prosper Funding recognizes revenue in accordance with ASC Topic 605, Revenue Recognition.  Under ASC Topic 605, Prosper Funding recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the price of the services is fixed and determinable, and collectability is reasonably assured.

Administration Agreement License fees

Prosper Funding primarily generates revenues through license fees it earns through an Administration Agreement with PMI.  The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the platform for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement relating to corporate administration, loan platform services, loan and note servicing and marketing, and (ii) PMI’s performance of its duties and obligations to WebBank in relation to loan origination and funding.

Loan servicing fees

Loan servicing revenue includes monthly loan servicing fees and non-sufficient funds (“NSF”) fees on Borrower Loans.  Loan servicing fees are accrued daily based on the current outstanding loan principal balance of the Borrower Loan but are not recognized until payment is received due to the uncertainty of collection of borrower loan payments.  Prosper Funding’s servicing fee is currently equal to 1.0% of the outstanding principal balance of the corresponding Borrower Loan.  Prosper Funding charges a NSF fee to borrowers for the first failed payment of each billing period.  NSF fees are charged to the borrower and collected and recognized immediately.

Interest income (expense) on Borrower Loans receivable and Borrower Payment Dependent Notes

Prosper Funding recognizes interest income on its Borrower Loans receivable using the accrual method based on the stated interest rate to the extent that it believes it to be collectable.  It records interest expense on the corresponding Note based on the contractual interest rate.

Fair Value Measurement

Under ASC Topic 820 Fair Value Measurements and Disclosures, Prosper Funding determines the fair values of its financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Prosper Funding uses various valuation techniques depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models.  When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, Prosper Funding may determine fair value using assumptions that it believes a market participant would use in pricing the asset or liability.

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

The PMI Group determines the fair values of its financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation techniques are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability.

Prosper Funding’s financial instruments consist principally of cash and cash equivalents, restricted cash, borrower loans, accounts payable and accrued liabilities and Notes.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

Prosper Funding accounts for Borrower Loans and Notes on a fair value basis.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013 that are of significance, or potential significance to Prosper Funding.

3.	Borrower Loans and Borrower Payment Notes Held at Fair Value

Prosper Funding's financial instruments consist principally of cash and cash equivalents, restricted cash, short term investments, Borrower Loans receivable, accounts payable and accrued liabilities, Notes and long-term debt.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

The following table presents the assets and liabilities measured at fair value at March 31, 2013:

March 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short term investments	$-	$-	$-	$-
Borrower loans receivable	-	-	176,943,953	176,943,953
Loans held for investment	-	-	189,710	189,710
Liabilities
Borrower payment dependent notes	$-	$-	$177,577,514	$177,577,514

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that Prosper Funding has the ability to access. Prosper Funding classifies United States Treasuries as Level 1 assets which it intends to hold until maturity.

As observable market prices are not available for the Borrower Loans and Notes Prosper Funding holds, or for similar assets and liabilities, Prosper Funding believes the Borrower Loans and Notes should be considered Level 3 financial instruments under ASC Topic 820.  In a hypothetical transaction as of the measurement date, Prosper Funding believes that differences in the principal marketplace in which the loans are originated and the principal marketplace in which it might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date.  For Borrower Loans, the fair value is estimated using discounted cash flow methodologies based upon valuation assumptions including prepayment speeds, roll rates, recovery rates and discount rates based on the perceived credit risk within each credit grade.

Prosper Funding's obligation to pay principal and interest on any Note is equal to the loan payments, if any, Prosper Funding receives on the corresponding Borrower Loan, net of its 1.0% servicing fee.  The fair value election for Notes and Borrower Loans allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to lenders that are dependent upon borrower payments.  As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to Note holders.  Any unrealized gains or losses on the Borrower Loans and Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations.  The effective interest rate associated with the Notes is less than the interest rate earned on the Borrower Loans due to the 1.0% servicing fee.  See below for a roll-forward and further discussion of the significant assumptions used to value Borrower Loans and Notes.

Prosper Funding estimates the fair value of the Notes and Borrower Loans using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions Prosper Funding used to value the Borrower Loans and Notes include prepayment rates derived from historical prepayment rates for each credit score, default rates derived from historical performance, recovery rates and discount rates applied to each credit tranche based on the perceived credit risk of each credit grade. Prosper Funding’s obligation to pay principal and interest on any Note is equal to the loan payments, if any, received on the corresponding  Borrower Loan, net of Prosper Funding's 1.0% servicing fee.  As such, the fair value of the Note is approximately equal to the fair value of the Borrower Loans, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to Note holders.  The effective interest rate associated with the Notes will be less than the interest rate earned on the Borrower Loans due to the 1.0% servicing fee.

For Borrower Loans originated and Notes, Prosper Funding used the following average assumptions to determine the fair value as of March 31, 2013:

Monthly prepayment rate speed	1.53%
Recovery rate	5.52%
Discount rate *	9.87%

*	This is the average discount rate among all of Prosper Funding's credit grades

The following table presents additional information about Borrower Loans and Notes measured at fair value on a recurring basis for the period ended March 31, 2013:

	Borrower Loans	Notes
Fair value at December 31, 2012	$-	$-
Fair value of asset transferred on February 1, 2013	170,343,150	170,573,161
Originations	24,121,109	24,121,109
Principal repayments	(17,981,805)	(17,404,749)
Unrealized gains or losses included in earnings	461,499	287,993
Fair value at March 31, 2013	$176,943,953	$177,577,514

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Borrower Payment Dependent Notes	Loans Held for Investment	Total
Balance at January 1, 2013	$-	$-	$-	$-
Assets transferred on February 1, 2013	170,343,150	(170,573,161)	176,252	(53,759)
Originations	24,121,109	(24,121,109)	26,531	26,531
Principal repayments and credit losses	(17,981,805)	17,404,749	(15,400)	(592,456)
Change in fair value on borrower loans and Payment Dependent Notes	461,499	(287,993)	-	173,506
Change in fair value of loans held for investment	-	-	2,327	2,327
Balance at March 31, 2013	$176,943,953	$(177,577,514)	$189,710	$(443,851)

Due to the recent origination of the Borrower Loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  Prosper Funding had no outstanding Borrower Loans or Notes originated or issued prior to July 13, 2009.  Of the loans originated from July 13, 2009 to March 31, 2013, Prosper Funding had 264 loans which were 90 days or more delinquent for an aggregate principal amount of $1, 512,866 and a fair value of $137,066 as of March 31, 2013.

No other assets or other liabilities were carried at fair value as of March 31, 2013 and December 31, 2012.

4.	Loans Held for Investment at Fair Value

As of March 31, 2013, Prosper Funding retained a total of $189,710 of Borrower Loans originated through the platform. When a borrower member loan has been funded in whole, or in part, by Prosper Funding, Prosper Funding retains the portion of the borrower’s monthly loan payment that corresponds to the percentage of the loan that Prosper Funding funded. In these cases, Prosper Funding records interest income on these Borrower Loans.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Loans Held for Investment
Balance at January 1, 2013	$-
Assets transferred on February 1, 2013	176,252
Originations	26,531
Principal repayments and credit losses	(15,400)
Change in fair value of loans held for investment	2,327
Balance at March 31, 2013	$189,710

Origination fees earned from Borrower Loans funded by Prosper Funding are initially deferred and subsequently amortized ratably over the term of the Borrower Loan and are reported in the statement of operations as Origination fees.

Prosper Funding estimates the fair value of the loans held for investment using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of Borrower Loans, which are set forth in Note 3, as they have similar characteristics and Prosper Funding expects these loans to behave in a comparable manner.  The valuation assumptions Prosper Funding used to value these loans include prepayment rates, default rates and recovery rates derived from historical loan performance data and discount rates based on credit grade applied to each loan.

The fair value adjustment on these loans held for investment was $2,327, which is included in earnings for the three months ended March 31, 2013.  As of March 31, 2013 the PMI Group had received $154,442 in payments on these loans.  As of March 31, 2013, there was $32,124 in loans held for investment that were charged-off.

5.	Repurchase and Indemnification Obligation

Changes in Prosper Funding’s Note repurchase and indemnification obligations are summarized below:

Balance at January 1, 2013:	$-
Assets transferred on February 1, 2013	40,900
Provision for PMI Group Note repurchases and indemnifications	98,700
PMI Group Notes repurchased and immediately charged off or charged off and indemnified (net of recoveries)	-
Balance at March 31, 2013:	$139,600

6.	Member's Equity

Prosper Funding is a wholly owned subsidiary of PMI and PMI has made all capital infusions related to the formation and initial operating expenses of Prosper Funding LLC.

7.	Subsequent events

Daniel P. Sanford resigned as SVP, Finance of PMI and as Treasurer of Prosper Funding, effective as of May 1, 2013. On that same date, Kenneth L. Niewald was appointed to serve as Acting Chief Financial Officer of PMI and as Treasurer of Prosper Funding and was designated as the principal financial and accounting officer of both PMI and Prosper Funding.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

PROSPER MARKETPLACE, INC.

This management’s discussion and analysis of consolidated financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with the PMI Group's historical consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and the PMI Group's consolidated actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K.

Overview

PMI developed and operated a peer-to-peer online credit platform (the “platform”) that permitted its borrower members to apply for loans (“PMI Borrower Loans”) and lender members to purchase notes issued by PMI (“PMI Notes”), the proceeds of which facilitated the funding of specific loans to borrowers. On February 1, 2013, PMI transferred ownership of the platform, including all of the rights related to the operation of the platform, to its wholly-owned subsidiary, Prosper Funding LLC (“Prosper Funding” and, collectively with PMI, the “PMI Group”). Since February 1, 2013, all notes (“Notes” and, together with “PMI Notes”, “PMI Group Notes”) issued and sold through the platform are issued and sold by Prosper Funding.  Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the platform, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the making of related loans by WebBank and the funding of such loans by WebBank. Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages all other aspects of the platform on behalf of Prosper Funding.

The platform enables borrower members to request and obtain personal, unsecured loans (“Borrower Loans” and, together with “PMI Borrower Loans, “PMI Group Borrower Loans”) by posting anonymous “listings” on the platform indicating the principal amount of the desired loan. Loan terms are subject to minimum and maximum loan amounts determined by the borrower’s credit bureau score and Prosper score, at interest rates set by PMI. PMI assigns a Prosper Rating consisting of letter credit grades, based in part on the borrower’s credit score, to each borrower who requested a borrower loan. Borrower members’ Prosper Rating, credit score range, debt-to-income ratios and other credit data are displayed with their listings and are available for viewing by lender members on an anonymous basis. Lender members access the platform and “bid” the amount they are willing to commit to the purchase of a Note that is dependent for payment on the corresponding Borrower Loan. By making a bid on a listing, a lender member is committing to purchase a Note in the principal amount of the lender’s winning bid. Lender members who purchase a Note designate that the sale proceeds be applied to facilitate the funding of the corresponding Borrower Loan.

Borrower Loans originated to borrower members are made by WebBank, an FDIC-insured, Utah-chartered industrial bank, and sold and assigned to Prosper Funding. WebBank assigns the loan to Prosper Funding, without recourse to WebBank, in exchange for the principal amount of the Borrower Loan. WebBank does not have any obligation to the purchasers of the Notes. PMI verifies the identity of 100% of borrowers using a variety of methods including credit bureau data, other electronic data sources and offline documentary procedures. PMI verifies income and/or employment on a subset of borrowers based on a proprietary algorithm. The intention of the algorithm is to verify income or employment in cases where the self-reported income of the borrower is highly determinative of the borrower’s risk rating.

Prior to February 1, 2013, PMI derived its operating revenue by charging a transaction fee or origination fee equal to a specified percentage of the principal amount of the PMI Borrower Loan paid by the borrower upon funding of the loan. The transaction fee was paid to WebBank, and WebBank, in turn, paid PMI amounts equal to the transaction fees as compensation for PMI’s loan origination activities. PMI also charged lender members a servicing fee equal to an annualized rate set at a percentage of the outstanding principal balance of the corresponding PMI Borrower Loan, which PMI deducted from each lender member’s share of the PMI Borrower Loan payments.

As of February 1, 2013, PMI continues to receive origination fees from WebBank as compensation for its loan origination activities, but it no longer charges lender members a servicing fee. Instead, PMI derives revenue from the fees it receives from Prosper Funding for the services it provides pursuant to the Administration Agreement.  Prosper Funding has agreed to compensate PMI with three fees for its various roles and related services under the Administration Agreement.  Prosper Funding primarily generates revenues through license fees it earns through the Administration Agreement with PMI and the servicing fee it charges lender members, which is equal to an annualized rate set at a percentage of the outstanding principal balance of the corresponding Borrower Loan.

Operating History

The platform was launched on February 13, 2006.  The platform enables borrower members to request and obtain personal, unsecured loans between $2,000 and $25,000 by posting anonymous “listings” indicating the principal amount of the desired loan. Borrower Loan terms are subject to minimum and maximum loan amounts determined by the borrower’s credit bureau score and Prosper score, at interest rates set by PMI. PMI sets the interest rates for borrower loans based on Prosper Ratings, as well as additional factors, such as estimated loss rate, loan terms, general economic environment, previous Prosper loans and competitive conditions. As of March 31, 2013, the platform had facilitated 71,096 loans since its launch totaling an aggregate principal amount of approximately $477,220,042. The platform has a limited operating history and PMI has incurred net losses since its inception.  The total combined net loss for the three months ended March 31, 2013 for PMI and PFL was $4,199,450, compared to the net loss of $4,364,206 suffered by PMI for the three months ended March 31, 2012.

Historically, PMI, and now both PMI and PFL have funded their operations primarily with proceeds from equity financings, which are described below under “Liquidity and Capital Resources.” The PMI Group’s operating plan calls for a continuation of the current strategy of increasing transaction volume on the platform to increase revenue until the PMI Group reaches profitability. As a result of the combination of origination revenue growth combined with efficiency gains in variable expenses, the PMI Group expects to become cash flow positive in 2014.

Trends and Uncertainties

The peer-to-peer lending industry remains a very innovative and unique industry, and the application of federal and state laws in areas such as securities and consumer finance to the industry is still evolving. The PMI Group will continue to monitor this evolution actively in order to identify and respond quickly to any legislative or regulatory developments that may affect the platform.

During 2012, the platform increased its origination volume consistently in terms of both units and total dollar amounts.  The PMI Group hopes to continue this trend of growth as the borrower and lender bases continue to strengthen and become more familiar with the platform.  Over time the PMI Group expects the lender base to grow as the platform gains more exposure to potential lenders and establishes the PMI Group Notes as a viable investment alternative.

As discussed in the notes to the PMI Group’s financial statements located elsewhere in this report, PMI issued and sold to certain new investors and certain of its existing investors (each, a “Share Purchaser” and, collectively, the “Share Purchasers”), either directly or through certain of their respective affiliates, 138,681,680 shares of PMI’s Series A Preferred Stock (the “Shares”) for an aggregate purchase price of $20 million.  In connection with that sale, PMI also issued 51,171,951 shares at the par value $0.001 per share of Series A-1 convertible preferred stock (“Series A-1 Preferred Stock”) to certain previous holders of PMI’s preferred stock who participated in the sale.  Upon issuance of PMI Series A and Series A-1 Preferred Stock, all of PMI’s preferred stock existing prior to such issuance was converted into PMI common stock at a 1:1 ratio if the holder of the preferred stock participated in this offering or at a 10:1 ratio if the holder of the preferred stock did not so participate.

In February 2012, PMI formed Prosper Funding to hold Borrower Loans and issue Notes. Prosper Funding has been organized and operates in a manner that is intended to minimize the likelihood that Prosper Funding would be substantively consolidated with PMI in a bankruptcy proceeding. PMI is the sole equity member of Prosper Funding. As discussed elsewhere in the Management Discussion and Analysis section of this report, Prosper Funding commenced operations on February 1, 2013.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the PMI Group’s consolidated financial condition and results of operations is based on the PMI Group’s consolidated financial statements, which the PMI Group has prepared in accordance with U.S. generally accepted accounting principles. The preparation of consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosures. The PMI Group bases its estimates on historical experience and on various other assumptions that the PMI Group believes to be reasonable under the circumstances. Actual results could differ from those estimates. The PMI Group’s significant accounting policies which include repurchase and indemnification obligations, revenue recognition, stock-based compensation, and income taxes are more fully described in Note 2 to Prosper Marketplace, Inc.’s consolidated financial statements included elsewhere in this quarterly report.

Critical accounting policies are those policies that the PMI Group believes present the most complex or subjective measurements and have the most potential to impact its financial position and operating results. While all decisions regarding accounting policies are important, the PMI Group believes that the following policies could be considered critical.

Fair Value Measurement

Following the Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosures, the PMI Group determines the fair values of its financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The PMI Group uses various valuation techniques depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, the PMI Group determines fair value using assumptions that it believes a market participant would use in pricing the asset or liability.

The PMI Group’s consolidated financial instruments consist principally of cash and cash equivalents, restricted cash, short term investments, receivables, receivables, loans held for investment, PMI Group Borrower Loans, accounts payable and accrued liabilities and PMI Group Notes. The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short-term nature.

The PMI Group accounts for its short term investments, loans held for investment, PMI Group Borrower Loans, and PMI Group Notes on a fair value basis. The PMI Group believes, however, that PMI Group Borrower Loans and PMI Group Notes represent pertinent elements of its financial statements. For additional information and discussion regarding significant accounting policies surrounding fair value measurement, see Note 2, Note 3 and Note 4 to the Prosper Marketplace, Inc. consolidated financial statements included elsewhere in this quarterly report.

PMI Group Borrower Loans and PMI Group Notes

On July 13, 2009, PMI implemented the operating structure it employed through January 31, 2013 and began issuing PMI Notes. That operating structure resulted in PMI purchasing PMI Borrower Loans from WebBank and holding those loans until maturity. PMI issued new securities, the PMI Notes, to the lenders who committed to such loans. PMI’s obligation to repay the PMI Notes was conditioned upon the repayment of the associated PMI Borrower Loan owned by PMI.

The PMI Borrower Loans and the PMI Notes were carried on PMI's balance sheets as assets and liabilities, respectively, until February 1, 2013, when such PMI Borrower Loans and PMI Notes were transferred to Prosper Funding pursuant to an Asset Transfer Agreement (the “Asset Transfer Agreement”).  In conjunction with PMI's prior operating structure, Prosper Funding has adopted the provisions of ASC Topic 825, Financial Instruments. ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. PMI previously applied the provisions of ASC Topic 825 to the PMI Borrower Loans and PMI Notes on an instrument-by-instrument basis. The aggregate fair value of the PMI Borrower Loans and PMI Notes were reported as separate line items in the assets and liabilities sections of the balance sheet using the methods described in ASC Topic 820.

The PMI Group has determined the fair value of the PMI Group Borrower Loans and PMI Group Notes in accordance with the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As observable market prices are not available for the PMI Group Borrower Loans and PMI Group Notes the PMI Group held or for similar assets and liabilities, the PMI Group believes the PMI Group Borrower Loans and PMI Group Notes should be considered Level 3 financial instruments under ASC Topic 820. ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

In a hypothetical transaction as of the measurement date, the PMI Group believes that differences in the principal marketplace in which the loans are originated and the principal marketplace in which the PMI Group might offer those PMI Group Borrower Loans may result in differences between the originated amount of the PMI Group Borrower Loans and their fair value as of the transaction date. Changes in the fair value of PMI Group Borrower Loans and PMI Group Notes subject to the provisions of ASC Topic 820 are recognized in earnings; fees and costs associated with the origination or acquisition of PMI Group Borrower Loans are recognized as incurred. The PMI Group estimates the fair value of the PMI Group Borrower Loans and PMI Group Notes using a discounted cash flow methodology based upon a set of valuation assumptions we believe market participants would use for similar assets and liabilities. The main assumptions used to value the PMI Group Borrower Loans and PMI Group Notes include prepayment rates, recovery rates, discount rates applied to each credit tranche/grade, and default rates.

For PMI Group Borrower Loans originated and PMI Group Notes issued and outstanding as of March 31, 2013, the PMI Group used the following average assumptions to determine the fair value:

Monthly prepayment rate speed	1.53%
Recovery rate	5.52%
Discount rate *	9.87%

*	This is the average discount rate among all of the PMI Group’s credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at March 31, 2013 for PMI Group Borrower Loans and PMI Group Notes are presented in the following table:

	Borrower Loans	Payment Dependent Notes
Discount rate assumption:	9.87%	9.87%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(2,074,975)	$2,054,722
200 basis point increase	(4,095,914)	4,055,886
Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$2,131,192	$(2,110,443)
200 basis point decrease	4,320,895	(4,278,885)

Default rate assumption:
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(1,054,759)	$1,043,885
20% higher default rates	(2,109,518)	2,087,769
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$1,054,759	$(1,043,885)
20% lower default rates	2,109,518	(2,087,770)

Overall, if the fair value of the PMI Group Borrower Loans decrease or increase due to any changes in our assumptions, there will also be a corresponding decrease or increase in the fair value of the linked PMI Group Notes. As a result, the effect on the PMI Group’s earnings of adverse changes in key assumptions is mitigated.

As the PMI Group received scheduled payments of principal and interest on the PMI Group Borrower Loans it in turn made principal and interest payments on the PMI Group Notes. These principal payments reduced the carrying value of the PMI Group Borrower Loans and PMI Group Notes. If the PMI Group did not receive payments on the PMI Group Borrower Loans, the PMI Group was not obligated to and did not make payments on the PMI Group Notes. The fair value of a PMI Group Note was approximately equal to the fair value of the corresponding PMI Group Borrower Loan, less the 1.0% service fee. If the fair value of the PMI Group Borrower Loan decreased due to the PMI Group’s expectation regarding both the likelihood of default of the loan and the amount of loss in the event of default, there was also a corresponding decrease in the fair value of the PMI Group Note (an unrealized gain related to the PMI Group Note and an unrealized loss related to the PMI Group Borrower Loan).

For additional information and discussion, see Note 2 and Note 3 to the Prosper Marketplace, Inc. consolidated financial statements included elsewhere in this quarterly report.

Results of Operations

Revenues

Origination Fees

The PMI Group historically charged an origination fee equal to a specified percentage of the aggregate principal balance of the PMI Group Borrower Loan based on the Prosper Rating of the loan.  Origination fees were charged by WebBank and the PMI Group received amounts equal to those fees as compensation for marketing and underwriting activities.

As of March 31, 2013, the origination fees were as follows:

Origination Fee Percentage (Apr 2012 – Mar 2013)
Prosper Rating	1 Year Loan	3 Year Loan	5 Year Loan
AA	0.50%	1.95%	4.95%
A	1.95%	3.95%	4.95%
B	2.95%	4.95%	4.95%
C - HR	3.95%	4.95%	4.95%

Prior to April 2012, the PMI Group maintained a single origination fee for its loan rate for all loan terms of 0.50% for AA loans, 3.95% for loans rated A or B and 4.95% for loans rated C to HR.  Origination fees for the three months ended March 31, 2013 and 2012 were $1.6 million and $1.4 million, respectively, representing an increase of $0.2 million, or 13%, which was primarily due to the PMI Group’s higher origination volume during 2013.

Origination Volume

The PMI Group originated 3,616 PMI Group Borrower Loans totaling $33.9 million during the first quarter of 2013, compared to 4,435 PMI Group Borrower Loans totaling $33.1 million originated during the first quarter of 2012.  This represented a “unit” or loan, decrease of 18% and a dollar increase of 3% over the corresponding periods in 2012.

During the quarter ended March 31, 2013, the PMI Group decreased its month over month unit origination growth by an average of approximately 6% and month over month dollar decrease by an average of approximately 3%.

The graph below shows the PMI Group’s aggregate dollar originations dating back to January 2010 and the generally steady origination growth the PMI Group experienced for most of 2012 and the first quarter of 2013.  PMI Group faced challenges in the fourth quarter of 2012.  The new executive management has addressed these issues with positive results posted in the second half of first quarter 2013.

The steady increase in volume was primarily due to improvements in operating efficiency and an increase in marketing and borrower and lender promotions.  During 2011, the PMI Group implemented a new feature on the website, which tells both prospective lenders and borrowers how far along a loan is in the funding process. This helps lender members better concentrate their funds on listings that are likely to fund.  This increases the rate at which listings become loans, which the PMI Group refers to as the conversion rate. Increases in the conversion rate drive increases in originations. The PMI Group’s increase in marketing efforts related to affiliate and online marketing have helped steadily increase borrower listing volume.  The PMI Group continues to leverage the existing lender and borrower base and has seen an increase in the reinvestment of lender funds, additional capital being placed on the platform by existing lenders, as well as borrowers securing second loans.  The PMI Group has also focused sales efforts to attract additional capital through lender outreach programs.

 Interest Income on PMI Group Borrower Loans and Interest Expense on PMI Group Notes

The PMI Group recognizes interest income on PMI Group Borrower Loans using the accrual method based on the stated interest rate to the extent that they believed it to be collectable.  The PMI Group recorded interest expense on the corresponding PMI Group Note based on the contractual interest rate.

Loan servicing fees were accrued daily based on the current outstanding loan principal balance of (a) PMI Group Borrower Loan(s), but were not recognized until payment was received due to uncertainty of collection of borrower loan payments. Historically, the PMI Group has charged servicing fees at an annualized rate of 1.0% of the outstanding principal balance of a PMI Group Borrower Loan, which was deducted from each lender member’s share of borrower loan payments.

Historically, the PMI Group has charged a non-sufficient funds fee to borrowers on the first failed payment of each billing period. Non-sufficient funds fees were charged to the borrower and collected and recognized immediately.

The PMI Group’s procedures generally required the automatic debiting of borrower member bank accounts by automated clearing house (“ACH”) transfer, although the PMI Group has allowed payment by check and bank draft. The PMI Group has charged a non-sufficient funds fee to a borrower member to cover the cost incurred if an automatic payment failed and was rejected by the borrower member’s bank, for example if there was an insufficient balance in the bank account or if the account had been closed or otherwise suspended. If an automatic payment failed the PMI Group made up to two additional attempts to collect; however, there was no additional fee charged to the borrower if those attempts failed. The PMI Group retained the entire amount of the non-sufficient funds fee or such lesser amount required by law, to cover its costs.

Gross interest income earned and gross interest expense incurred were approximately $7.7 million and $7.3 million, respectively, for the three months ended March 31, 2013, resulting in net interest income of $406.8 thousand.  Gross interest income earned and gross interest expense incurred were approximately $4.6 million and $4.4 million, respectively, for the three months ended March 31, 2012, resulting in net interest income of $227.0 thousand.  Overall increase in net interest income for the above mentioned periods is driven by the rise in the amount of loans that the PMI Group originates through the platform and services at any given point.  As discussed above, the PMI Group’s origination volume increased steadily during 2012, which resulted in an increase to gross interest income and expense and ultimately net interest income.

Rebates and Promotions

The PMI Group accounts for rebates and promotions in accordance with ASC Topic 605, Revenue Recognition.  From time to time the PMI Group offers rebates and promotions to its borrower and lender members.  The PMI Group records those rebates and promotions as an offset to revenue if a particular rebate or promotion was earned directly upon the origination of the loan. The PMI Group’s rebates and promotions were generally in the form of cash back and other incentives paid to lender and borrowers.

For the three months ended March 31, 2013 and 2012, the PMI Group incurred expenses related to rebates and promotions extended to borrowers and lenders of $274.4 thousand and $284.4 thousand, respectively, which represented a slight decrease of $10.0 thousand.  During 2013, the PMI Group maintained the frequency and volume of promotion and rebate programs as a way to incentivize borrowers and lenders to originate loans.

 Cost of Revenues

Cost of Services

Cost of services consists primarily of credit bureau fees, payments which were due to strategic partners, collection expenses, and other expenses directly related to loan funding and servicing.  Cost of services expenses were $482.5 thousand and $335.6 thousand for the three months ended March 31, 2013 and 2012, respectively, representing an increase of 44%.  The primary driver for the increase was due to higher loan listing volume and an increase in strategic partnership fees due to the renegotiation of the PMI Group’s contract with WebBank.

Provision of PMI Group Note Repurchases and Indemnifications

Under the terms of the PMI Group Notes and Lender Registration Agreements, the PMI Group may, in certain circumstances, become obligated to repurchase a PMI Group Note from a lender or indemnify a lender against loss on a PMI Group Note. Generally these circumstances included the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, and a violation of the applicable federal/state/local lending laws. PMI accrued a provision for these potential repurchase and indemnification obligations when the PMI Notes were sold to the lender members in an amount considered appropriate to reserve for PMI’s potential repurchase and indemnification obligation. As noted above, PMI Borrower Loans and PMI Notes were carried on PMI's balance sheets as assets and liabilities, respectively, until February 1, 2013, when such PMI Borrower Loans and PMI Notes were transferred to Prosper Funding. The repurchase and indemnification obligation was transferred on the same date. The repurchase and indemnification obligation is evaluated at least once a quarter and represents an estimate based on the rate of historical repurchases and indemnifications as a percentage of originations (which generally occur within six to nine months of origination). The repurchase and indemnification obligation may include a judgmental management adjustment due to the PMI Group’s limited operating history, changes in current economic conditions, the risk of new and as of yet undetected fraud schemes, origination unit and dollar volumes and the lack of industry comparable. Based on the PMI Group’s analysis of its past PMI Group Note repurchase and indemnification history, the PMI Group Note repurchase and indemnification obligation was approximately $139.6 thousand at March 31, 2013, compared to a previously recorded obligation of $29.0 thousand at March 31, 2012. The increase of $110.6 thousand is included in the net loss in the PMI Group’s statement of operations.   During the first quarter of 2013, the PMI Group indemnified 79 lenders against losses on their PMI Group Notes due to identity theft. The PMI Group continues to devote a significant amount of attention to fraud prevention and will continue to enhance its fraud control procedures to maintain a low level of repurchases and indemnifications.

Other Income

Change in Fair Value of PMI Group Borrower Loans and PMI Group Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures, the PMI Group elected to account for unrealized gains or losses on the PMI Group Borrower Loans and PMI Group Notes on a fair value basis. The PMI Group estimated the fair value of the PMI Group Borrower Loans and PMI Group Notes using discounted cash flow methodologies. The main cash flow assumptions used to value the PMI Group Borrower Loans and PMI Group Notes included prepayment rates derived from historical prepayment rates for each credit score, default rates derived from historical performance, recovery rates and discount rates applied to each credit tranche based on the perceived credit risk of each credit grade. Because the PMI Group is obligated to pay principal and interest on any PMI Group Note equal to the loan payments, if any, received on the corresponding PMI Group Borrower Loan, net of the PMI Group’s 1.0% servicing fee, changes in the fair value of the PMI Group Notes were approximately equal to changes to the fair value of the PMI Group Borrower Loans, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to PMI Group Note holders. These amounts were included as a component of other income (expense) in the PMI Group’s consolidated statement of operations.  The total fair value adjustment was $461.5 thousand and $288.0 thousand for PMI Group Borrower Loans and PMI Group Notes, respectively, resulting in a net unrealized gain of $173.5 thousand for the three months ended March 31, 2013. The total fair value adjustment was $1.2 million and $935.3 thousand for PMI Group Borrower Loans and PMI Group Notes, respectively, resulting in a net unrealized gain of $282.2 thousand for the three months ended March 31, 2012.

Insurance recoveries

PMI and certain of its executive officers and directors are the subject of a class action lawsuit brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008 that alleges that PMI offered and sold unqualified and unregistered securities in violation of the California and federal securities law. During the first quarter of 2011 the Superior Court of California issued a final statement of decision finding that Greenwich Insurance Company, PMI’s insurance carrier with respect to the class action lawsuit, had a duty to defend the suit and requiring that Greenwich pay PMI's past and future defense costs in the suit up to $2.0 million. During 2011, Greenwich made aggregate payments to PMI in the amount of $2.0 million to reimburse PMI for the defense costs it had incurred in the class action suit.  On October 2, 2012, Greenwich made an additional payment of $142,585 to PMI for pre-judgment interest. Please see Note 10 “Commitments and Contingencies” in the notes to Prosper Marketplace, Inc.’s consolidated financial statements contained elsewhere in this quarterly report.

Other Income

Other income consists primarily of credit referral fees, where partner companies pay the PMI Group an agreed upon amount for referrals of customers from the website.  Other income was $142.4 thousand at March 31, 2013 versus $47.5 thousand at March 31, 2012, which represented an increase of 200%. The increase in credit referrals during these periods was due to the addition of new partners as well as increased traffic to existing credit referral partners.

Operating Expenses

All employees of the PMI Group are employed by PMI. Compensation and benefits expense was $2.5 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively. The increase of $48.4 thousand or 2% was largely due to PMI’s steadily increasing its employee headcount during 2012, which in turn resulted in increased payroll costs such as salary and wages, payroll taxes, healthcare, and accrued vacation.  PMI increased its headcount across its marketing and operations during 2012 to respond to increased volume demands. PMI intends to continue to increase headcount as the platform’s lender and borrower bases grow and PMI carries out its business plan; however, PMI expects its current investment in the platform and website to improve operating expense efficiency going forward.  In addition, spending increased related to the use of contract labor, bonus expense, variable pay expense and overtime during 2012 over the corresponding periods in 2011.  During 2012, PMI experienced a decrease in the amount of salaries capitalized related to the development of internal use software which contributed to the overall increase in compensation and benefits.

As of March 31, 2013, PMI had 71 full-time employees compared to 66 full-time employees as of March 31, 2012.  Among PMI’s employees as of March 31, 2013, the sales and marketing team had 17 employees, the engineering team had 20 employees, the operations team had 20 employees, and the administrative team had 14 employees.  Among PMI’s employees as of March 31, 2012, the sales and marketing team had 15 employees, the engineering team had 22 employees, the operations team had 16 employees, and the administrative team had 13 employees.

Marketing and advertising costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing.  Marketing and advertising costs were $1.6 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively.  This increase of $297.4 thousand or 23% was largely due to increased efforts with various marketing programs in order to increase investor and borrower volume.  The PMI Group placed an increased emphasis on direct mail marketing campaigns in order to increase its brand awareness and drive investor and borrower volume.  The PMI Group placed a decreased emphasis on affiliate marketing and search engine marketing. The affiliate marketing expense is deployed through direct partnerships with other websites that send qualified individuals seeking loan options the platform.  The costs associated with search engine marketing are specifically related to increased volume and systematic testing to attract new borrowers through Google and other search engines.  Each marketing effort is measured, analyzed and optimized to improve scale and efficiency in each channel.  Through optimization of our marketing efforts, we will shift marketing costs to more efficient channels to balance the mix of growth and efficiency in its marketing activities in subsequent quarters.

Depreciation and amortization expense was $206.4 thousand and $158.3 thousand for the three months ended March 31, 2013 and 2012, respectively, which was an increase of 30% compared to the prior year period.  The increase in overall depreciation and amortization expense was primarily due to the capitalization of various internally developed software projects placed in service in 2012, which in turn increased depreciation expense taken on those assets during the three months ended March 31, 2013.

General and Administrative Expenses

           Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services and other outside costs.  Professional service expenses were $688.0 thousand for the years ended March 31, 2013 and $993.9 thousand for the years ended March 31, 2012.  This decrease of $306.0 thousand or 31% was primarily due to a large increase in legal fees related to activity in the PMI class action lawsuit and legal fees related to the formation of Prosper Funding and registration of Prosper Funding’s offering.  The PMI Group also saw an increase in accounting and tax fees and an increase in consulting fees.

Facilities and maintenance expenses consist primarily of rent paid for the PMI Group’s corporate office lease and data co-location facility, network and power usage costs, software licenses and subscriptions, and hardware and software maintenance and support. Facilities and maintenance expenses were $311.9 thousand and $323.9 thousand for the three months ended March 31, 2013 and 2012, respectively.

Other general and administrative expenses consist of bank service charges, NASAA state penalty settlement expenses, travel and entertainment expenses, taxes and licenses costs, communications costs, recruiting costs and other miscellaneous expenses.  Other general and administrative expenses were $327.1 thousand and $469.2 thousand for the three months ended March 31, 2013 and 2012, respectively.  This decrease is primarily due to lower recruiting costs offset by higher license costs.

Liquidity and Capital Resources

PMI has incurred operating losses since its inception and the PMI Group anticipates that it will continue to incur net losses through the end of 2013.  The PMI Group had negative cash flows from operations of $5.7 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively. As reflected in the accompanying Prosper Marketplace, Inc. financial statements, the PMI Group has incurred net losses and negative cash flows from operations since inception, and has a consolidated accumulated deficit of approximately $81 million as of March 31, 2013.

At March 31, 2013, the PMI Group had approximately $17.3 million in available cash and cash equivalents and short term investments.  Since its inception, the PMI Group has financed its operations primarily through equity financing from various sources.  The PMI Group is dependent upon raising additional capital or debt financing to fund its current operating plan, however the PMI Group believes that its current cash position is sufficient to meet its current liquidity needs.

Net cash used in operating activities was $5.7 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively.  The increase in cash used in operating activities was primarily attributable to increased marketing expenses in order to drive increased borrower and investor volume on the platform. The PMI Group expects its efforts to improve cost efficiency to generate greater increases in origination revenue and reduce ongoing cash requirements.

Net cash used in investing activities was $9.1 million and $21.4 million for the three months ended March 31, 2013 and 2012, respectively.  Net cash used in investing activities during 2013 consisted of the purchase of property and equipment of $498 thousand, $33.9 million in PMI Group Borrower Loan originations and $42.5 thousand in loans held for investment offset by $999.9 thousand in maturities of short term investments, $30.6 thousand in repayment of loans held for investment and $24.4 million in repayment of PMI Group Borrower Loan originations.

Net cash provided by financing activities was $29.8 million and $20.4 million for the three months ended March 31, 2013 and 2012, respectively.  Net cash provided by financing activities during 2013 consisted of $73.2 thousand of proceeds from the issuance of common stock, $20 million consisted of proceeds from the issuance of convertible preferred stock, $33.9 million consisted of proceeds from the issuance of PMI Group Notes which was offset by $24.1 million in repayment of PMI Group Notes and $100.9 thousand in issuance costs of convertible preferred stock.

In January 2013, PMI issued and sold 138,681,680 shares of its Series A preferred stock in a private placement at a purchase price of $0.144 per share for approximately $20 million.  In connection with that sale, PMI issued 51,171,951 shares at par value $0.001 per share of Series A-1 (“Series A-1”) convertible preferred stock to certain previous holders of PMI’s Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock who participated in the sale. Upon issuance of PMI Series A and Series A-1 Preferred Stock, all of PMI’s preferred stock existing prior to such issuance was converted into PMI common stock at a 1:1 ratio if the holder of the preferred stock participated in this offering or at a 10:1 ratio if the holder of the preferred stock did not so participate. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.

In connection with that sale, shares of PMI’s preferred stock that were outstanding immediately prior to the sale (“Old Preferred Shares”) were converted into shares of PMI common stock.  For holders of Old Preferred Shares who participated in the sale in proportion to their pro rata ownership interest in PMI, their Old Preferred Shares converted into common shares at a ratio of 1:1.  In addition, each such participating holder received a share of PMI’s new Series A-1 Preferred Stock for every dollar of liquidation preference associated with an Old Preferred Share held by such holder.  Each share of Series A-1 Preferred has a liquidation preference of $1.00 and converts into common stock at a ratio of 1,000,000:1.

As discussed in Note 10 of Prosper Marketplace, Inc.'s consolidated financial statements, “Commitments and Contingencies”, contained elsewhere in this report, and in the “Other Income” section above, Greenwich Insurance Company made payments to PMI during 2011 in the amount of $2 million to reimburse PMI for the defense costs it had already incurred in the class action suit.  On October 22, 2012 Greenwich made an additional payment of $142,585 to PMI for pre-judgment interest. As a result, Greenwich has now satisfied its obligations with respect to PMI’s defense costs for the class action lawsuit.

With regard to the class action lawsuit, PMI cannot presently determine or estimate the final outcome of the lawsuit, and there can be no assurance that it will be finally resolved in PMI's favor.  If the class action lawsuit is not resolved in PMI's favor, PMI may be obliged to pay damages, and might be subject to such equitable relief as a court may determine. Accordingly, the PMI Group has not recorded an accrued loss contingency in connection with the sale of promissory notes to lender members. Accounting for loss contingencies involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements.  For more information, see Note 10 of Prosper Marketplace, Inc.’s consolidated financial statements located elsewhere in this report.

Since the PMI Group’s inception, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect the PMI Group's business in the foreseeable future.

Income Taxes

The PMI Group incurred no income tax provision for the three months ended March 31, 2013 and 2012.  Given the PMI Group’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how future results will be affected by the realization and use of net operating loss carry forwards.

ASC Topic 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we provided a full valuation allowance against the net deferred tax assets. The PMI Group will continue to evaluate the realizability of the deferred tax assets each reporting period.

 Off-Balance Sheet Arrangements

In February 2012, PMI formed Prosper Funding. PMI is the sole equity member of Prosper Funding and Prosper Funding’s accounts are included in PMI’s consolidated financial statements included in this quarterly report.  Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it will (i) become subject to bankruptcy proceedings or (ii) be substantively consolidated with PMI, and thus have its assets subject to claims by PMI’s creditors, in the event PMI becomes subject to a bankruptcy proceeding.  PMI restructured the platform so that Borrower Loans are held by Prosper Funding and Prosper Funding issues and sells the Notes tied to the loans.

Additional Information about the Platform

Comparing Estimated Loss Rates to Actual Losses

Loan performance is reviewed on a monthly basis to determine how loss rate estimates compare to the actual performance of loans.  As part of this monthly review, the processes for calculating and assigning loss rates and Prosper Ratings described in the preceding sections are reassessed to ensure continued accuracy.  The graphs below show the expected versus actual cumulative dollar loss rates by Prosper Rating for PMI Group Borrower Loans booked from July 13, 2009 through March 31, 2012.  Performance is as of March 31, 2013.   The loss performance is tracked by vintage, meaning each line represents all loans originated in a given period.  The graphs only include loans where all loans originated have been outstanding at least 12 months.  In addition, data for a point along the x axis is only included if the entire vintage is at least that mature. So although loans originated in October 2011 have 17 months of performance only 15 months of performance are reflected in the graphs below because the December 2011 loans, which are also a part of the 2011 Q4 vintage, have only completed 15 months of performance.

Vintages generally contain enough loan volume for their performance curves to be meaningful.  In order to increase the significance of the curves presented, PMI Group Borrower Loans originated from July 13, 2009 through December 31, 2010 have been aggregated into annual vintages.  PMI Group Borrower Loans originated in 2011 are aggregated into half-year and quarterly vintages.  Only the first quarter of 2012 originations are mature enough to be shown below.

Below is a graph that shows cumulative net charge-offs as a percentage of originations across all Prosper Ratings by vintage for PMI Group Borrower Loans originated from July 13, 2009 to March 31, 2012.

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

The PMI Group’s participation in funding loans on the platform from time to time has had, and will continue to have, no effect on the income and employment verification process, the selection of loan requests verified or the frequency of income and employment verification.

The graphs below show cumulative net charge-offs for PMI Group Borrower Loans as a percentage of originations for each Prosper Rating presented by vintage from July 13, 2009 to March 31, 2012.

Note: Expectation lines represent the high end of the estimated loss rate range for each Prosper Rating, except for HR, where the high end of the range is 100% and the expectation curve was set at 24.75% cumulative principal loss.

In aggregate, the 2011 and 2012Q1 vintages are on track for higher cumulative losses than those experienced for the 2009Q2 and 2010 vintages.  Much of the increase is explained by the fact that the mix of loans originated was riskier than the mix of loans originated in 2009 and 2010.  Within rating grades, the majority of vintages and rating grades are performing in-line or better than the associated expectation.

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

Please note that the historical performance of PMI Borrower Loans may not be indicative of the future performance of Prosper Funding’s Borrower Loans.  See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI, the Platform and Prosper Funding and PMI’s Ability to Service the Notes” in our Form 10K filed on March 19, 2013 for more information.

Loan Originations

The tables below show loan volume, average loan size, average lender yield, average credit scores and other pertinent data by Prosper Rating for originations from July 13, 2009 to March 31, 2013:

Prosper Rating	Number	Amount	Average Loan Size	Dollar Percentage
AA	2,785	$28,904,960	$10,379	10%
A	6,229	58,905,038	9,457	20%
B	5,961	53,758,663	9,018	18%
C	6,644	54,144,664	8,149	18%
D	8,869	57,951,074	6,534	19%
E	5,582	23,785,777	4,261	8%
HR	6,013	20,632,241	3,431	7%
Total	42,083	$298,082,417	$7,083	100%

Prosper Rating	Weighted Average Borrower Rate	Weighted Average Estimated Loss	Weighted Average Lender Yield	Average Experian ScorexPlus Score	Weighted Average Borrower APR
AA	8.78%	1.42%	7.78%	798	9.78%
A	11.87%	2.92%	10.87%	752	14.29%
B	16.82%	5.41%	15.82%	720	19.54%
C	21.37%	7.76%	20.37%	707	24.54%
D	25.77%	10.67%	24.77%	694	29.14%
E	30.75%	14.23%	29.75%	672	34.54%
HR	31.87%	17.51%	30.87%	688	35.68%
Total	19.78%	7.52%	18.78%	712	22.65%

The tables below show loan volume, average loan size, average lender yield, average credit scores and other pertinent data by Prosper Rating for originations from January 1, 2013  to March 31, 2013:

Prosper Rating	Number	Amount	Average Loan Size	Dollar Percentage
AA	200	$2,672,751	$13,364	8%
A	536	6,517,737	12,160	19%
B	632	7,495,707	11,860	22%
C	857	9,326,969	10,883	27%
D	711	5,431,070	7,639	16%
E	538	1,985,533	3,691	6%
HR	142	512,735	3,611	2%
Total	3,616	$33,942,502	$9,387	100%

Prosper Rating	Weighted Average Borrower Rate	Weighted Average Estimated Loss	Weighted Average Lender Yield	Average Experian ScorexPlus Score	Weighted Average Borrower APR
AA	7.95%	1.56%	6.95%	787	9.49%
A	11.85%	3.27%	10.85%	746	14.45%
B	16.07%	5.17%	15.07%	737	19.17%
C	20.30%	7.54%	19.30%	711	23.58%
D	24.43%	10.50%	23.43%	693	27.97%
E	27.64%	12.95%	26.64%	678	31.41%
HR	31.39%	15.82%	30.39%	698	35.41%
Total	18.03%	6.64%	17.03%	716	21.08%

PROSPER FUNDING LLC

Overview

Prosper Funding was formed in the state of Delaware in February 2012 as a limited liability company with its sole equity member being PMI. Prosper Funding was formed by PMI to hold the borrower loans (the “Borrower Loans”) and issue the Borrower Payment Dependent Notes (the “Notes”).  Although Prosper Funding is consolidated with PMI for accounting and tax purposes, Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding.  Prosper Funding’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that Prosper Funding will become subject to bankruptcy proceedings directly.  Prosper Funding seeks to achieve this by placing certain restrictions on its activities and implementing certain formal procedures designed to expressly reinforce its status as a distinct corporate entity from PMI.

PMI developed the platform and owned the proprietary technology that makes operation of the platform possible until February 1, 2013.  On February 1, 2013, PMI transferred the platform to Prosper Funding, giving Prosper Funding the right to operate the peer-to-peer online credit platform to originate and service Borrower Loans and Notes.  On that same date, PMI made a capital contribution in excess of $3 million to Prosper Funding and transferred substantially all of its assets, including all PMI Borrower Loans held by PMI and the website, to Prosper Funding.

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

Although Prosper Funding has a very limited operating history, the platform is operated in a manner that is substantially identical to the way in which it was operated by PMI, and the Notes are substantially identical to PMI Notes resulting in minimal impact to borrower and lender members.

 Trends and Uncertainties

The performance of Borrower Loans may not be consistent with the historical trends demonstrated by prior PMI Borrower Loans.  During 2012, PMI increased its origination volume consistently in terms of both units and total dollar amounts.  Prosper Funding hopes to continue a similar trend of growth into the future.  Over time, Prosper Funding expects its lender base to grow as it gains more exposure to potential lenders and establishes its Notes as a viable investment alternative, and Prosper Funding expects that growth of its lender base will contribute to increased origination volume.  Prosper Funding’s operating plan calls for a strategy of increasing transaction volume to increase revenue. Prosper Funding will generate revenue through license fees earned under the Administration Agreement and servicing fees from lender members which are described more fully in the Notes to the Prosper Funding LLC Notes to Financial Statements included elsewhere in this quarterly report.

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

Critical Accounting Policies and Estimates

Prosper Funding commenced operations as of February 1, 2013.  In preparing its financial statements, it is required to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosures.  Prosper Funding has based these estimates on the historical experience of PMI and on various other assumptions that it believes to be reasonable under the circumstances.  Actual results could differ from those estimates.  Prosper Funding’s significant accounting policies which may include revenue recognition and fair value measurement for Borrower Loans and Notes are more fully described in the notes to its balance sheet included elsewhere in this quarterly report.

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

Prosper Funding qualifies as an “emerging growth company” under the JOBS Act.  As a result, it is permitted to rely on exemptions from certain disclosure requirements. For so long as it is an emerging growth company, it will not be required to:

●	have an auditor report on its internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis); and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Prosper Funding’s financial instruments consist principally of cash and cash equivalents, restricted cash, Borrower Loans, accounts payable and accrued liabilities and Notes.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

Prosper Funding began to purchase Borrower Loans originated through the platform and issue Notes upon commencement of operations on February 1, 2013, which Borrower Loans and Notes are accounted for on a fair value basis.

Borrower Loans and Notes

Prosper Funding purchases borrower loans from WebBank and, except as may otherwise be determined in connection with the servicing of any Borrower Loan, holds the Borrower Loans until maturity.  Prosper Funding also issues Notes to lender members to fund its purchase of Borrower Loans.  Prosper Funding’s obligation to repay the Notes is conditioned upon the repayment of the associated Borrower Loan owned by Prosper Funding.  Prosper Funding carries the Borrower Loans and Notes on its balance sheet as assets and liabilities, respectively.

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

For Borrower Loans originated and Notes issued and outstanding as of March 31, 2013, Prosper Funding used the following average assumptions to determine the fair value:

Monthly prepayment rate speed	1.53%
Recovery rate	5.52%
Discount rate *	9.87%

*	This is the average discount rate among all of Prosper Funding’s credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at March 31, 2013 for Borrower Loans and Notes are presented in the following table:

	Borrower Loans	Payment Dependent Notes
Discount rate assumption:	9.87%	9.87%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$(2,074,975)	$2,054,722
200 basis point increase	(4,095,914)	4,055,886
Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$2,131,192	$(2,110,443)
200 basis point decrease	4,320,895	(4,278,885)

Default rate assumption:
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$(1,054,759)	$1,043,885
20% higher default rates	(2,109,518)	2,087,769
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$1,054,759	$(1,043,885)
20% lower default rates	2,109,518	(2,087,770)

Overall, if the fair value of the Borrower Loans decrease or increase due to any changes in Prosper Funding’s assumptions, there will also be a corresponding decrease or increase in the fair value of the linked Notes. As a result, the effect on Prosper Funding’s earnings of adverse changes in key assumptions is mitigated.

As Prosper Funding received scheduled payments of principal and interest on the Borrower Loans it in turn made principal and interest payments on the Notes. These principal payments reduced the carrying value of the Borrower Loans and Notes. If Prosper Funding did not receive payments on the Borrower Loans, it was not obligated to and did not make payments on the Notes. The fair value of a Note was approximately equal to the fair value of the corresponding Borrower Loan, less the 1.0% service fee. If the fair value of the Borrower Loan decreased due to Prosper Funding’s expectation regarding both the likelihood of default of the loan and the amount of loss in the event of default, there was also a corresponding decrease in the fair value of the Note (an unrealized gain related to the Note and an unrealized loss related to the Borrower Loan).

For additional information and discussion, see Note 2 and Note 3 to Prosper Funding  LLC’s financial statements included elsewhere in this report.

Results of Operations

Revenues

Revenue Recognition

Prosper Funding’s revenue recognition policy is in accordance with ASC Topic 605, Revenue Recognition. Under ASC Topic 605, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price of the services is fixed and determinable and collectability is reasonably assured.

Administration Fee Revenue

Prosper Funding recognizes license fee revenue from PMI for each borrower listing posted on the platform. From commencement of operations on February 1, 2013 through March 31, 2013, Prosper Funding received $607,200 in license fee revenue from PMI.

 Loan servicing fees

Loan servicing revenue includes monthly loan servicing fees and non-sufficient funds (“NSF”) fees on Borrower Loans.  Loan servicing fees are accrued daily based on the current outstanding loan principal balance of the Borrower Loan but are not recognized until payment is received due to the uncertainty of collection of Borrower Loan payments.  Prosper Funding’s servicing fee is currently equal to 1.0% of the outstanding principal balance of the corresponding Borrower Loan.  Prosper Funding charges a NSF fee to borrowers for the first failed payment of each billing period.  NSF fees are charged to the borrower and collected and recognized immediately.

Interest income (expense) on Borrower Loans and Notes

Prosper Funding recognizes interest income on its Borrower Loans using the accrual method based on the stated interest rate to the extent that Prosper Funding believed it to be collectable.  Prosper Funding recorded interest expense on the corresponding Note based on the contractual interest rate.

Loan servicing fees were accrued daily based on the current outstanding loan principal balance of (a) Borrower Loan(s), but were not recognized until payment was received due to uncertainty of collection of Borrower Loan payments. Prosper Funding charges servicing fees at an annualized rate of 1.0% of the outstanding principal balance of the corresponding Borrower Loan, which Prosper Funding deducted from each lender member’s share of Borrower Loan payments.

Prosper Funding charges a non-sufficient funds fee to borrowers on the first failed payment of each billing period. Non-sufficient funds fees were charged to the borrower and collected and recognized immediately.

Prosper Funding’s procedures generally required the automatic debiting of borrower member bank accounts by automated clearing house (“ACH”) transfer, although Prosper Funding allows payment by check and bank draft. Prosper Funding charges a non-sufficient funds fee to a borrower member to cover the cost Prosper Funding incurs if an automatic payment failed and is rejected by the borrower member’s bank, for example if there is an insufficient balance in the bank account or if the account has been closed or otherwise suspended. If an automatic payment failed, Prosper Funding makes up to two additional attempts to collect; however, there is no additional fee charged to the borrower if those attempts fail. Prosper Funding retains the entire amount of the non-sufficient funds fee or such lesser amount required by law, to cover its costs.

Gross interest income earned and gross interest expense incurred were approximately $5.1 million and $4.8 million, respectively, for the period from commencement of operations on February 1, 2013 through March 31, 2013, resulting in net interest income of $254.6 thousand.  Overall increase in net interest income is driven by the rise in the amount of Borrower Loans that Prosper Funding owns and services at any given point.

Cost of Revenues

Cost of Services

Prosper Funding also incurs certain recurring expenses relating to fees under the Administration Agreement with PMI, as well as its agreements with WebBank, Wells Fargo, FOLIOfn Investments, Inc. and CSC Logic, Inc.  In addition, Prosper Funding incurs certain ongoing expenses related to collateral requirements under its agreements with WebBank and Wells Fargo Bank. During the period from commencement of operations on February 1, 2013 through March 31, 2013, Prosper Funding incurred $225.4 thousand in cost of services.

 Provision of Borrower Loan Repurchases and Indemnifications

Under the terms of the Notes and Lender Registration Agreement, Prosper Funding may have, in certain circumstances, become obligated to repurchase a Note from a lender or indemnify a lender against loss on a Note. Generally these circumstances included the occurrence of verifiable identity theft, Prosper Funding’s failure to properly follow loan listing or bidding protocols, and a violation of the applicable federal/state/local lending laws. Prosper Funding accrued a provision for these potential repurchase and indemnification obligations when the Notes were sold to the lender members in an amount considered appropriate to reserve for Prosper Funding’s potential repurchase and indemnification obligation. The repurchase and indemnification obligation is evaluated at least once a quarter and represents an estimate based on the rate of historical repurchases and indemnifications of Borrower Loans and PMI Borrower Loans as a percentage of originations (which generally occur within six to nine months of origination). The repurchase and indemnification obligation may include a judgmental management adjustment due to Prosper Funding’s limited operating history, changes in current economic conditions, the risk of new and as of yet undetected fraud schemes, origination unit and dollar volumes and the lack of industry comparable. Based on Prosper Funding’s analysis of PMI and Prosper Funding’s past loan repurchase and indemnification history, Prosper Funding’s note repurchase and indemnification obligation increased to approximately $139.6 thousand at March 31, 2013. As part of the Asset Transfer Agreement executed on February 1, 2013, PMI’s previously recorded obligation of $40.9 thousand at January 31, 2013 was assumed by Prosper Funding. Going forward, PMI Borrower Loans that Prosper Funding is obligated to repurchase or indemnify under the terms of the PMI Notes and Lender Registration Agreements that were issued and entered into by PMI will result in a subsequent settlement. For the three months ended March 31, 2013, Prosper Funding made repurchases and indemnifications of PMI Borrower Loans totaling $10.0 thousand which it will receive as settlement from PMI. Prosper Funding continues to devote a significant amount of attention to fraud prevention and will continue to enhance its fraud control procedures to maintain a low level of repurchases and indemnifications.

Other Income

Change in Fair Value of Borrower Loans and Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures, Prosper Funding elected to account for unrealized gains or losses on the Borrower Loans and Notes on a fair value basis. Prosper Funding estimated the fair value of the Borrower Loans and Notes using discounted cash flow methodologies. The main cash flow assumptions used to value the Borrower Loans and Notes included prepayment rates derived from historical prepayment rates for each credit score, default rates derived from historical performance, recovery rates and discount rates applied to each credit tranche based on the perceived credit risk of each credit grade. Because Prosper Funding was obligated to pay principal and interest on any Note equal to the loan payments, if any, it received on the corresponding Borrower Loan, net of its 1.0% servicing fee, changes in the fair value of the Notes were approximately equal to changes to the fair value of the Borrower Loans, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to Note holders. These amounts were included as a component of other income (expense) in Prosper Funding’s statement of operations.  The total fair value adjustment was $461.5 thousand and $288.0 thousand for Borrower Loans and Notes, respectively, resulting in a net unrealized gain of $173.5 thousand for the three months ended March 31, 2013.

Operating Expenses

Administration Fee Expense

Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the platform on behalf of Prosper Funding. Accordingly, each month, PFL is required to pay PMI an amount equal to one-twelfth (1/12) of the specified annual Corporate Administration Fees of $865,000, $112.50 for each Borrower Loan funded, 90% of all servicing fees collected by or on behalf of PFL and all nonsufficient funds fees collected by or on behalf of PFL.

General and Administrative Expenses

 Prosper Funding incurred certain fees relating to registering or qualifying its offering and sale of Notes with federal and state securities regulators, as well as additional fees relating to obtaining other licenses and permits that are necessary to the operation of its business.

Income Taxes

Prosper Funding incurred no income tax provision for the three months ended March 31, 2013.  Prosper Funding will file taxes on a unitary basis with its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how PMI and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.

ASC Topic 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes PMI’s historical operating performance and the reported cumulative net losses in all prior years, Prosper Funding provided a full valuation allowance against Prosper Funding’s net deferred tax assets.  Prosper Funding will continue to evaluate the realizability of the deferred tax assets each reporting period.

Repurchase and Indemnification Obligation

Prosper Funding is obligated to cure the breach, indemnify lender members or repurchase certain Notes sold to lender members in the event of its violation of applicable federal, state, or local lending laws; verifiable identify theft; certain material breaches of representations and warranties; errors in assigning Prosper Ratings; or errors in the Quick Invest tool.  Prosper Funding estimates a provision for its repurchase and indemnification obligations based on historical information from PMI.  Repurchased and indemnified Notes and Borrower Loans associated with violations of federal, state, or local lending laws, or verifiable identity thefts are written off at the time of repurchase or at the time an indemnification payment is made.

Liquidity and Capital Resources

Prosper Funding has positive cash flow since commencement of operations and anticipates that it will continue to be cash flow positive through the end of 2013.  Prosper Funding has positive cash flows from operations of $471.8 thousand for the three months ended March 31, 2013.

 Prosper Funding incurs certain fees relating to registering or qualifying its offering and sale of Notes with federal and state securities regulators, as well as additional fees relating to obtaining other licenses and permits that are necessary to the operation of its business.  In addition, Prosper Funding incurs certain ongoing expenses related to collateral requirements under its agreements with WebBank and Wells Fargo Bank.

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

At March 31, 2013, Prosper Funding had approximately $2.7 million in available cash and cash equivalents.  Since its inception, Prosper Funding has financed its operations primarily through capital infusions from its parent, PMI.  Prosper Funding believes that its current cash position is sufficient to meet its current liquidity needs.

Net cash provided by operating activities was $471.8 thousand for the three months ended March 31, 2013.  The cash provided by operating activities was primarily attributable to license fees Prosper Funding received offset by fees incurred related to certain recurring expenses under the Administration Agreement with PMI, as well as its agreements with WebBank, Wells Fargo, FOLIOfn Investments, Inc. and CSC Logic, Inc.  Prosper Funding will also incur additional expense to the extent it is required to repurchase any Notes or indemnify Note holders in regard to any Notes.

Net cash used in investing activities was $6.4 million for the three months ended March 31, 2013.  Net cash provided by investing activities during the quarter consisted of repayment of $15.4 thousand in loans held for investment, $18.0 million in repayment of Borrower Loan principal repayments offset by $24.1 million in Borrower Loan originations, $251.5 thousand in purchases of property and equipment and $26.5 thousand in originations of loans held for investment.

Net cash provided by financing activities was $8.6 million for the three months ended March 31, 2013.  Net cash provided by financing activities during the quarter consisted of $1.9 million of capital infusions contributed by PMI, $24.1 million in proceeds from issuance of notes offset by $17.4 million in payments of notes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Each Registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in such Registrant’s Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the management of such Registrant, including such Registrant’s principal executive officer (“PEO”) and principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure.  Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met.  Such Registrant’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives.  Under the supervision, and with the participation of management, including the PEO and the PFO, each Registrant has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s Interpretive Guidance in Release No. 34-55929.  Based upon this evaluation, the PEO and the PFO of such Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to such Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the PEO and PFO of each Registrant, each such Registrant has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each Registrant’s most recent fiscal quarter, and has concluded there was no change in such Registrant’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such Registrant’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The discussion of the PMI’s NASAA settlement agreement, class action lawsuit and suit involving PMI’s insurance carrier with respect to the class action lawsuit, set forth in “Note 10. Commitments and Contingencies” of Prosper Marketplace, Inc.’s Notes to Consolidated Financial Statements contained in Part I, Item 1 of this report is incorporated herein by reference. From time to time, the PMI Group may be involved in various legal proceedings arising in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on the PMI Group’s consolidated results of operation or financial position. However, because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, the PMI Group may be required to pay damages and other expenses, which could have a material adverse effect on the PMI Group’s consolidated financial position and results of operations. The PMI Group is not currently subject to any material legal proceedings other than the matters referenced above. Except for those matters, the PMI Group is not aware of any litigation matters which have had, or are expected to have, a material adverse effect on the PMI Group.

Item 1A.	Risk Factors.

Not applicable for smaller reporting companies.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

On January 15, 2013, PMI entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain new investors and certain of its existing investors (each, a “Share Purchaser” and, collectively, the “Share Purchasers”), pursuant to which, PMI issued and sold to such Share Purchasers (either directly or through certain of their respective affiliates) 138,681,680 shares of PMI’s Series A Preferred Stock (the “Shares”) for an aggregate purchase price of $20 million. In connection with that sale, PMI also issued 51,171,951 shares at the par value $0.001 per share of Series A-1 convertible preferred stock (“Series A-1 Preferred Stock”) to certain previous holders of PMI’s preferred stock who participated in the sale. The Series A-1 shares established certain liquidation rights, have no voting rights and are convertible into one share of PMI common stock for every one million shares of Series A-1. PMI allocated the fair value of the shares of Series A-1 Preferred Stock at the par value of $.001 per share from the proceeds of Series A. Upon issuance of PMI Series A and Series A-1 Preferred Stock, all of PMI’s preferred stock existing prior to such issuance was converted into PMI common stock at a 1:1 ratio if the holder of the preferred stock participated in the offering or at a 10:1 ratio if the holder of the preferred stock did not so participate.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PROSPER FUNDING BECAUSE IT MEETS THE CONDITIONS SET FORTH IN GENERATION INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH A REDUCED FILING FORMAT.

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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

Date: May 09, 2013	/s/ Stephan Vermut
Stephan Vermut
Chief Executive Officer of Prosper Marketplace, Inc.
President of Prosper Funding LLC
(principal executive officer)

Date: May 09, 2013	/s/ Kenneth L. Niewald
Kenneth L. Niewald
Acting Chief Financial Officer of Prosper Marketplace, Inc.
Treasurer of Prosper Funding LLC
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1	Form of Prosper Funding LLC’s Borrower Registration Agreement (incorporated by reference to Exhibit 10.1 of the PMI Group's Registration Statement on Form S-1/A, filed April 24, 2013)

10.2	Form of Prosper Funding LLC’s Lender Registration Agreement (incorporated by reference to Exhibit 10.2 of the PMI Group’s Registration Statement on Form S-1/A, filed April 24, 2013)

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Marketplace, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Marketplace, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

31.3
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Funding LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

31.4
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Funding LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Marketplace, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Funding LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document