Form 10-Q
period 2013-06-30
PROSPER MARKETPLACE INC; Prosper Funding LLC
filed 2013-08-14
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission File Number	Exact Name of Registrant as Specified in its Charter, State or Other Jurisdiction of Incorporation, Address of Principal Executive Offices, Zip Code and Telephone Number (Including Area Code)	I.R.S. Employer Identification Number

333-147019, 333-182599, and 333-179941-01	PROSPER MARKETPLACE, INC. a Delaware corporation 101 Second Street, 15th Floor San Francisco, CA 94105 Telephone: (415)593-5400	73-1733867

333-179941	PROSPER FUNDING LLC a Delaware limited liability company 101 Second Street, 15th Floor San Francisco, CA 94105 Telephone: (415)593-5479	45-4526070

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

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at Aug 13, 2013
Prosper Marketplace, Inc.	65,708,365 ($.001 par value)
Prosper Funding LLC	None

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC.  INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Prosper Marketplace, Inc. Notes to Condensed Consolidated Financial Statements,” “Prosper Funding LLC Notes to Condensed Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, Prosper Funding LLC (“Prosper Funding”) or Prosper Marketplace, Inc. (“PMI” and, collectively with Prosper Funding, the “Registrants”) expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of Prosper Funding and PMI’s respective managements, expressed in good faith and is believed to have a reasonable basis.  Nevertheless, there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	the performance of the Borrower Payment Dependent Notes or “Notes”, which, in addition to being speculative investments, are special, limited obligations that are not secured, guaranteed or insured;

•	Prosper Funding’s ability to make payments on the Notes, including in the event that borrowers fail to make payments on the corresponding loans;

•	the reliability of the information about borrowers that is supplied by borrowers;

•	Prosper Funding and PMI’s ability to service the loans, and their ability or the ability of a third party debt collector to pursue collection against any borrower, including in the event of fraud or identity theft;

•	credit risks posed by the credit worthiness of borrowers, the lack of a maximum debt-to-income ratio for borrowers, and the effectiveness of the Registrants’ credit rating systems;

•	actions by some borrowers to defraud lender members and risks associated with identity theft;

•	Prosper Funding and PMI’s limited operational history and lack of significant historical performance data about borrower performance;

•	the impact of current economic conditions on the performance of the Notes and loss rates of the Notes;

•	payments by borrowers on the loans in light of the facts that the loans do not impose restrictions on borrowers and do not include cross-default provisions;

•	Prosper Funding and PMI’s compliance with applicable local, state and federal law, including the Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;

•	potential efforts by state regulators or litigants to characterize Prosper Funding or PMI, rather than WebBank, as the lender of the loans originated through the platform;

•	the application of federal and state bankruptcy and insolvency laws to borrowers and to Prosper Funding and PMI;

•	the impact of borrower delinquencies, defaults and prepayments on the returns on the Notes;

•	the lack of a public trading market for the Notes and any inability to resell the Notes on the Note Trader platform;

•	the federal income tax treatment of an investment in the Notes and the PMI Management Rights;
i

•	Prosper Funding and PMI’s ability to prevent security breaches, disruptions in service, and comparable events that could compromise the personal and confidential information held on their data systems, reduce the attractiveness of the platform or adversely impact their ability to service loans;

•	the resolution of any litigation involving PMI, including any state or federal securities litigation; and

•	Prosper Funding’s ability to compete successfully in the peer-to-peer and consumer lending industry.

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

WHERE YOU CAN FIND MORE INFORMATION

The Registrants file annual, quarterly and current reports and other information with the SEC. You can inspect, read and copy these reports and other information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically.
ii

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements

Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share and per share amounts)

	June 30,	December 31,
	2013	2012
Assets
Cash and Cash Equivalents	$10,515	$2,300
Restricted Cash	7,288	5,949
Short Term Investments	-	1,000
Receivables	132	92
Loans Held for Investment at Fair Value	152	175
Borrower Loans Receivable at Fair Value	187,125	166,900
Property and Equipment, net	2,178	1,530
Prepaid and Other Assets	1,227	376
Total Assets	$208,617	$178,322

Liabilities and Stockholders' Equity
Accounts Payable	$1,055	$1,787
Accrued Liabilities	3,616	2,979
Class Action Settlement Liability	10,000	-
Notes at Fair Value	187,489	167,478
Loan Loss Reserve	165	41
Total Liabilities	202,325	172,285

Commitments and contingencies (see Note 10)

Stockholders' Equity
Convertible preferred stock – Series A-F ($0.001 par value; zero and 71,958,130 shares authorized, issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	-	72
Convertible preferred stock – Series A '13 ($0.001 par value; 138,681,680 and zero shares authorized, issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	139	-
Convertible preferred stock – Series A-1 '13 ($0.001 par value; 51,171,951 and zero shares authorized, issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	51	-
Common stock ($0.001 par value; 277,363,460 shares authorized; 65,708,365 issued and outstanding as of June 30, 2013; and 82,630,003 shares authorized; 3,006,745 issued and outstanding as of December 31, 2012)	68	5
Additional Paid in Capital	103,076	83,150
Less: Treasury Stock	(291)	(291)
Accumulated Deficit	(96,751)	(76,899)
Total Stockholders' Equity	6,292	6,037

Total Liabilities and Stockholders' Equity	$208,617	$178,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Origination Fees	$3,342	$1,757	$4,914	$3,139
Interest Income on Borrower Loans	8,578	5,780	16,309	10,410
Interest Expense on Notes	(8,128)	(5,499)	(15,453)	(9,902)
Rebates and Promotions	(387)	(265)	(662)	(549)
Total Revenues	3,405	1,773	5,108	3,098

Cost of Revenues
Cost of Services	(500)	(345)	(982)	(681)
Provision for Loan Loss	(50)	(8)	(177)	(11)
Net Revenues	2,855	1,420	3,949	2,406

Operating Expenses
Compensation and Benefits	3,270	2,350	5,775	4,807
Marketing and Advertising	3,878	1,127	5,451	2,401
Depreciation and Amortization	208	168	413	326
General and Administrative
Professional Services	694	639	1,382	1,633
Facilities and Maintenance	481	301	794	625
Class Action Settlement	10,000	-	10,000	-
Other	499	381	825	850
Total Operating Expenses	19,030	4,966	24,640	10,642
Loss Before Other Income and Expenses	(16,175)	(3,546)	(20,691)	(8,236)

Other Income and Expenses
Interest Income	-	5	-	4
Change in fair value of Borrower Loans, Loans Held for Investment and Notes, net	312	241	487	520
Loss on Impairment of Fixed Assets	(61)	-	(62)	-
Other Income	271	43	414	91
Total Other Income and Expenses	522	289	839	615

Loss Before Income Taxes	(15,653)	(3,257)	(19,852)	(7,621)
Provision For Income Taxes	-	-	-	-
Net Loss	$(15,653)	$(3,257)	$(19,852)	$(7,621)

Net loss per share – basic and diluted	$(0.24)	$(1.12)	$(0.33)	$(2.63)
Weighted average shares - basic and diluted net loss per share	65,537,851	2,897,859	60,202,814	2,892,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands, except for share and per share amounts)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance as of January 1, 2013	71,958,130	$72	4,829,385	$5	(1,822,640)	$(291)	$83,150	$(76,899)	$6,037
Issuance of convertible preferred stock, Series A'13	138,681,680	$139	-	-	-	-	19,810	-	19,949
Issuance cost of convertible preferred stock, Series A'13							(101)		(101)
Issuance of convertible preferred stock, Series A-1'13	51,171,951	51	-	-	-	-	-	-	51
Conversion of Preferred Series A-F	(71,958,130)	(72)	61,912,702	62	-	-	10	-	-
Exercise of stock options	-	-	780,718	1	-	-	115	-	116
Exercise of common stock warrants	-	-	8,200	-	-	-	-	-	-
Compensation expense	-	-	-	-	-	-	92	-	92
Net loss	-	-	-	-	-	-	-	(19,852)	(19,852)
Balance as of June 30, 2013	189,853,631	$190	67,531,005	$68	(1,822,640)	$(291)	$103,076	$(96,751)	$6,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except for share and per share amounts)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(19,852)	$(7,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Borrower Loans	4,082	(1,060)
Change in fair value of Notes	(4,573)	532
Depreciation and amortization	413	326
Loan loss Reserve	124	7
Stock-based compensation expense	92	163
Loss on impairment of fixed assets	62	–
Change in fair value of Loans held for investment	3	8
Issuance of common stock warrants	–	23
Changes in operating assets and liabilities:
Class action settlement liability	10,000	–
Restricted cash	(1,339)	(830)
Receivables	(40)	(58)
Prepaid and other assets	(851)	(145)
Accounts payable and accrued liabilities	(95)	300
Net cash used in operating activities	(11,974)	(8,355)

Cash flows from investing activities:
Origination of Borrower Loans held at fair value	(74,875)	(71,074)
Repayment of Borrower Loans held at fair value	50,568	27,990
Purchases of property and equipment	(1,123)	(262)
Maturities of short term investments	1,000	5,999
Repayment of Loans held for investment at fair value	64	62
Origination of Loans held for investment at fair value	(44)	(158)
Purchases of short term investments	–	(3,000)
Net cash used in investing activities	(24,410)	(40,443)

Cash flows from financing activities:
Proceeds from issuance of Notes held at fair value	74,875	71,074
Payment of Notes held at fair value	(50,291)	(27,351)
Proceeds from issuance of convertible preferred stock	20,000	–
Principal repayment of notes payable	116	–
Issuance costs of convertible preferred stock	(101)	–
Proceeds from issuance of common stock	–	3
Net cash provided by financing activities	44,599	43,726

Net increase (decrease) in cash and cash equivalents	8,215	(5,072)
Cash and cash equivalents at beginning of the period	2,300	9,216
Cash and cash equivalents at end of the period	$10,515	$4,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except for share and per share amounts)

1. Organization and Business

Prosper Marketplace, Inc. (“PMI”) was incorporated in the state of Delaware on March 22, 2005. PMI developed and operated a peer-to-peer online credit platform (the “platform”) that permitted its borrower members to apply for loans and lender members to purchase notes (“Notes”) issued by PMI, the proceeds of which facilitated the funding of specific loans to borrowers. On February 1, 2013, PMI transferred ownership of the platform, including all of the rights related to the operation of the platform, to its wholly-owned subsidiary, Prosper Funding LLC (“Prosper Funding” and, collectively with PMI (“PMI Group”). Since February 1, 2013, all Notes issued and sold through the platform are issued and sold by Prosper Funding.  Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the platform, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the making of related loans by WebBank and the funding of such loans by WebBank. Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages all other aspects of the platform on behalf of Prosper Funding.

The platform enables borrower members to request and obtain personal, unsecured loans by posting anonymous “listings” on the platform. Loan terms are subject to minimum and maximum loan amounts determined by the borrower’s credit bureau score and Prosper score, at interest rates set by PMI. PMI sets the interest rates for borrower loans based on Prosper Ratings, as well as additional factors, such as estimated loss rate, loan terms, general economic environment, previous Prosper loans and competitive conditions. As of June 30, 2013, borrowers could create loan listings from $2 up to $35.

All loans requested and obtained through the platform are unsecured obligations of individual borrower members with a fixed interest rate and loan terms set at three or five years as of June 30, 2013. All loans made through the platform are funded by WebBank, an FDIC-insured, Utah chartered industrial bank. After funding a loan, WebBank sells the loan to PMI (prior to February 1, 2013) or Prosper Funding (on or after February 1, 2013), without recourse to WebBank, in exchange for the principal amount of the loan (the “Borrower Loans”). WebBank does not have any obligation to purchasers of the Notes.

As reflected in the accompanying condensed consolidated financial statements, net losses and negative cash flows were incurred from operations since inception.  An accumulated deficit of approximately $96,751 was incurred as of June 30, 2013.  At June 30, 2013, approximately $10,515 in cash and cash equivalents was on the condensed consolidated balance sheet. Since its inception, operations have been financed primarily through equity financing from various sources and is dependent upon raising additional capital or debt financing to fund its current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect the ability to achieve its business objectives and continue as a going concern.  Further, there can be no assurances as to the availability or terms upon which the required financing and capital might be available.  On January 15, 2013, PMI entered into a Stock Purchase Agreement with certain new investors and certain of its existing investors (each, a “Share Purchaser” and, collectively, the “Share Purchasers”), pursuant to which PMI issued and sold to such Share Purchasers (either directly or through certain of their respective affiliates) 138,681,680 shares of PMI’s Series A preferred stock for an aggregate purchase price of $20,000.  See Note 7 Stockholders’ Equity for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, including those of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year of any other interim period.

The accompanying interim condensed consolidated financial statements include the accounts of PMI and its wholly-owned subsidiary Prosper Funding. All intercompany balances and transactions between Prosper Funding and PMI have been eliminated in consolidation.

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of borrower loans receivable and associated member payment dependent notes, valuation allowance on deferred tax assets, valuation and amortization periods of intangible assets, provision for loan losses, stock-based compensation expense, and contingent liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Certain Risks and Concentrations

In the normal course of its business, two significant types of risk are encountered: credit and regulatory. Financial instruments that potentially subject significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and short term investments. Cash, cash equivalents, restricted cash and short term investments are placed with high-quality financial institutions and is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds federally insured amounts. Periodic evaluations of the relative credit standing of these financial institutions are performed and no credit losses have been sustained from instruments held at these financial institutions.

To the extent that loan payments are not made, servicing income will be reduced.  Borrower Loans are funded by the Notes and repayment of said Notes is wholly dependent on the repayment of the Borrower Loans associated with the Notes.  As a result, PMI Group does not bear the risk associated with the repayment of principal on loans carried on its condensed consolidated balance sheet.

The PMI Group is subject to various regulatory requirements. The failure to appropriately identify and address these regulatory requirements could result in certain discretionary actions by regulators that could have a material effect on the consolidated financial position and results of operations (See Note 10—Commitments and Contingencies—Securities Law Compliance).

Cash and Cash Equivalents

All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value. Such deposits periodically exceed amounts insured by the FDIC.  Cash and cash equivalents include various unrestricted deposits with highly rated financial institutions in checking, money market and short-term certificate of deposit accounts.

Restricted Cash

Restricted cash consists primarily of cash deposits required to support operating activities.

Short Term Investments

Short term investments consist of highly liquid instruments with maturity periods greater than three months and less than 12 months.

Borrower Loans and Notes

Prior to February 1, 2013, PMI Group issues Notes and purchases Borrower Loans from WebBank, and holds the Borrower Loans until maturity.  The obligation to repay the Notes is conditioned upon the repayment of the associated Borrower Loans.  Borrower Loans and Notes are carried on PMI Group's condensed consolidated balance sheets as assets and liabilities, respectively.  PMI Group has adopted the provisions of ASC Topic 825, Financial Instruments.  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  The fair value election, with respect to an item, may not be revoked once an election is made.  In applying the provisions of ASC Topic 825, the recorded assets and liabilities are measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute.  A specific allowance account is not recorded relating to the Borrower Loans and Notes in which it has elected the fair value option, but rather estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies adjusted for the historical payment, loss and recovery rates. An account is considered to be a loss, or charged-off, when it reaches more than 120 days past due.  The aggregate fair value of the Borrower Loans and Notes are reported as separate line items in the assets and liabilities sections of the accompanying balance sheets using the methods described in ASC Topic 820, Fair Value Measurements and Disclosures—See Fair Value Measurement.

Fair Value Measurement

PMI Group adopted ASC Topic 820, Fair Value Measurements and Disclosures, on January 1, 2008, which provides a framework for measuring the fair value of assets and liabilities. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

Fair value of financial instruments are determined based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation techniques are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability.

Financial instruments consist principally of cash and cash equivalents, restricted cash, short term investments, Borrower Loans receivable, accounts payable and accrued liabilities, Notes and long-term debt.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

Borrower Loans and Notes are accounted for on a fair value basis.

Property and Equipment

Property and equipment consists of computer equipment, office furniture and equipment, and software purchased or developed for internal use. Property and equipment are stated at cost, less accumulated depreciation and amortization, and are computed using the straight-line method based upon estimated useful lives of the assets, which range from three to seven years, commencing once the asset is placed in service. Expenditures are capitalized for replacements and betterments and recognized as expense amounts for maintenance and repairs as incurred.

Internal Use Software and Website Development

Internal use software costs and website development costs are accounted for, in accordance with ASC Topic 350-40, Internal Use Software and ASC Topic 350-50, Website Development Costs. In accordance with ASC Topic 350-40 and 350-50, the costs to develop software for the website and other internal uses are capitalized when management has authorized and committed project funding, preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Capitalized software development costs primarily include software licenses acquired, fees paid to outside consultants, and salaries and payroll related costs for employees directly involved in the development efforts.

Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are considered to be probable to result in additional functionality are capitalized. Capitalized costs are included in property and equipment and amortized to expense using the straight-line method over their expected lives. Software assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.

Loan Loss Reserve

PMI Group is obligated to indemnify lenders and or repurchase certain Notes sold to the lenders in the event of violation of applicable federal, state, or local lending laws or verifiable identify theft. The  loan loss reserve is estimated based on historical experience and is accrued when the Notes are issued. Indemnified or repurchased Notes are written off at the time of repurchase or at the time an indemnification payment is made.

Revenue Recognition

Revenue is recognized in accordance with ASC Topic 605, Revenue Recognition. Under ASC Topic 605, revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the price of the services is fixed and determinable, and collectability is reasonably assured.

Origination Fees

Borrowers pay an origination fee upon the successful closing of a loan. The origination fee is deducted and retained from the loan amount prior to disbursing the net amount to the borrower member. The loan origination fee is determined by the term and credit grade of the loan, and ranges from 1.00% to 4.95% of the original principal amount.  Origination fees are not deferred but are recognized at origination of the loan, and direct costs to originate loans are recorded as expenses as incurred since Borrower Loans, Borrower Loans held for investment and Notes are accounted for at fair value.

Loan Servicing Fees

Loan servicing fees are accrued daily based on the current outstanding loan principal balance of the Borrower Loans but are not recognized until payment is received due to the uncertainty of collection of borrower loan payments.

Interest Income on Borrower Loans Receivable and Interest Expense on Notes

Interest income on Borrower Loans is recognized using the accrual method based on the stated interest rate to the extent that is believed it to be collectable.  Interest expense is recorded on the corresponding Notes based on the contractual interest rate.  Below is a table that summarizes the gross interest income and expense for the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Interest Income on Borrower Loans	$8,578	$5,780	$16,309	$10,410
Interest Expense on Notes	(8,128)	(5,499)	(15,453)	(9,902)
Net Interest Income	$450	$281	$856	$508

Marketing and Advertising Expense

Under the provisions of ASC Topic 720, Other Expenses, the costs of advertising are expensed as incurred. Advertising costs were approximately $3,878 and $1,127 for the three months ended June 30, 2013 and 2012, respectively. Advertising costs were approximately $5,451 and $2,401 for the six months ended June 30, 2013 and 2012, respectively.

Rebate and Promotional Expenses

Rebates and promotions are accounted for in accordance with ASC Topic 605, Revenue Recognition.  From time to time rebates and promotions are offered to borrower and lender members.  These rebates and promotions are recorded as an offset to revenue if a particular rebate or promotion is earned upon the origination of the loan. Rebates and promotions have in the past been in the form of cash back and other incentives paid to lenders and borrowers.

Stock-Based Compensation

Stock-based compensation for employees is accounted for using fair-value-based accounting in accordance with ASC Topic 718, Stock Compensation.  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to awards that are expected to vest is amortized using the straight line method over the vesting term of the stock-based award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant such that expense is recorded only for those stock-based awards that are expected to vest.

Options have been granted to purchase shares of common stock to nonemployees in exchange for services performed which it accounts for in accordance with the provisions of ASC Topic 505-50, Equity-Based Payments to Non-Employees. Because ASC Topic 505 requires that nonemployee equity awards be recorded at their fair value, the Black-Scholes model is used to estimate the fair value of options granted to nonemployees at each vesting date until performance is complete to determine the appropriate charge for the services provided. The volatility of the common stock was based on comparative company volatility.

Net Loss Per Share

Net loss per share is computed in accordance with ASC Topic 260, Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common shareholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At June 30, 2013, there were outstanding convertible preferred stock, warrants and options convertible into 138,681,720,  2,187,969 and 7,212,610 common shares, respectively, which may dilute future earnings per share. By reporting a net loss for the three and six months ended June 30, 2013 and 2012, potentially dilutive securities are excluded from the computation of net loss per share, as their effect would be antidilutive.

Income Taxes

The asset and liability method is used to account for income taxes as codified in ASC Topic 740, Income Taxes. Under this method, deferred income tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Under ASC Topic 740, the policy to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes did not change.

Comprehensive Income

There is no comprehensive income (loss) other than the net income (loss) disclosed in the condensed consolidated statement of operations.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013 that are of significance, or potential significance.

3. Borrower Loans and Notes Held at Fair Value

The following tables present the assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short term investments	$1,000	$-	$-	$1,000
Borrower Loans receivable	-	-	166,900	166,900
Borrower Loans held for investment	-	-	175	175
Liabilities
Notes	$-	$-	$167,478	$167,478
June 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans receivable	$-	$-	$187,125	$187,125
Loans held for investment	-	-	152	152
Liabilities
Notes	$-	$-	$187,489	$187,489

Short term investments consist of United States Treasuries with maturity periods greater than three months and less than 12 months.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that PMI Group has the ability to access. PMI Group classifies United States Treasuries as Level 1 assets which it intends to hold until maturity.

As observable market prices are not available for the Borrower Loans and Notes the PMI Group holds, or for similar assets and liabilities, the PMI Group believes the Borrower Loans and Notes should be considered Level 3 financial instruments under ASC Topic 820.  In a hypothetical transaction as of the measurement date, PMI Group believes that differences in the principal marketplace in which the loans are originated and the principal marketplace in which it might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date.  For Borrower Loans, the fair value is estimated using discounted cash flow methodologies based upon valuation assumptions including prepayment speeds, roll rates, recovery rates and discount rates based on the perceived credit risk within each credit grade.

The obligation to pay principal and interest on any Note is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of its servicing fee.  The fair value election for Notes and Borrower Loans allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to lenders that are dependent upon borrower payments.  As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to Note holders.  Any unrealized gains or losses on the Borrower Loans and Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations.  The effective interest rate associated with the Notes is less than the interest rate earned on the Borrower Loans due to the servicing fee.  See further in this note for a roll-forward and further discussion of the significant assumptions used to value Borrower Loans and Notes.

The fair value of the Notes and Borrower Loans are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value the Borrower Loans and Notes include prepayment rates derived from historical prepayment rates for each credit score, default rates derived from historical performance, recovery rates and discount rates applied to each credit tranche based on the perceived credit risk of each credit grade. The obligation to pay principal and interest on any Note is equal to the loan payments, if any, received on the corresponding Borrower Loan, net of the servicing fee.  As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to the Note holders.  The effective interest rate associated with the Notes will be less than the interest rate earned on the Borrower Loans due to the servicing fee.

For Borrower Loans originated and Notes, the following average assumptions to determine the fair value as of June 30, 2013 were used:

Monthly prepayment rate speed	1.53%
Recovery rate	2.60%
Discount rate *	10.50%

*	This is the average discount rate among all of the credit grades

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Investment	Total
Balance at January 1, 2012	$75,763	$(76,160)	$137	$(260)
Originations	153,175	(153,175)	182	182
Principal repayments and credit losses	(66,840)	65,690	(133)	(1,283)
Change in fair value on Borrower Loans and Notes	4,802	(3,833)	-	969
Change in fair value of loans held for investment	-	-	(11)	(11)
Balance at December 31, 2012	$166,900	$(167,478)	$175	$(403)
Originations	74,875	(74,875)	44	44
Principal repayments and credit losses	(50,568)	50,291	(64)	(341)
Change in fair value on Borrower Loans and Notes	(4,082)	4,573	-	491
Change in fair value of loans held for investment	-	-	(3)	(3)
Balance at June 30, 2013	$187,125	$(187,489)	$152	$(212)

Due to the recent origination of the Borrower Loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  There were no outstanding Borrower Loans or Notes originated or issued prior to July 13, 2009.  Of the Borrower Loans originated from July 13, 2009 to June 30, 2013, 255 loans, which were 90 days or more delinquent, totaled an aggregate principal amount of $1,349 and a fair value of $122 as of June 30, 2013.

No other assets or other liabilities were carried at fair value as of June 30, 2013 and December 31, 2012.

4. Loans Held for Investment at Fair Value

As of June 30, 2013, a total of $152 of Borrower Loans originated through the platform is presented as Loans Held for Investment in the accompanying condensed consolidated balance sheets. When a borrower member loan has been funded in whole, or in part, the portion of the borrower’s monthly loan payment that corresponds to the percentage of the loan that is funded is retained. In these cases, interest income is recorded on these Borrower Loans.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Loans Held for Investment
Balance at January 1, 2012	$137
Originations	182
Principal repayments	(133)
Change in fair value of loans held for investment	(11)
Balance at December 31, 2012	$175
Originations	44
Principal repayments and credit losses	(64)
Change in fair value of loans held for investment	(3)
Balance at June 30, 2013	$152

Origination fees earned from Borrower Loans funded are initially deferred and subsequently amortized ratably over the term of the Borrower Loan and are reported in the statement of operations as Origination fees.

The fair value of the Borrower Loans held for investment is estimated using the discounted cash flow methodologies based upon a set of valuation assumptions similar to those of all the Borrower Loans, which are set forth in Note 3, as they have similar characteristics and the PMI Group expects these Borrower Loans to behave in a comparable manner.  The valuation assumptions used to value these Borrower Loans include prepayment rates, default rates and recovery rates derived from historical loan performance data and discount rates based on credit grade applied to each Borrower Loan.

The fair value adjustment on these Borrower Loans held for investment was $3, which is included in earnings for the six months ended June 30, 2013.  As of June 30, 2013, $184 in payments was received on these Borrower Loans.  As of June 30, 2013, there was $36 in Borrower Loans held for investment that were charged-off.

5. Loan Loss Reserve

Changes in the loan loss reserve are summarized below:

Balance at January 1, 2013:	$41
Provision for loan loss	124
Balance at June 30, 2013:	$165

6. Net Loss Per Share

Net loss per share is computed in accordance with ASC Topic 260. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

Basic and diluted loss per share was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(15,653)	$(3,257)	$(19,852)	$(7,621)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	65,537,851	2,897,859	60,202,814	2,892,749
Basic and diluted net loss per share	$(0.24)	$(1.12)	$(0.33)	$(2.63)

Due to losses attributable to common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	Three and six months ended June 30,
	2013	2012
Excluded Securities:	(shares)	(shares)
Convertible preferred stock issued and outstanding	138,681,720	61,958,136
Stock options issued and outstanding	7,212,610	12,406,772
Warrants issued and outstanding	2,187,969	2,380,298
Total common stock equivalents excluded from diluted net loss per common share computation	148,082,299	76,745,206

7. Stockholders’ Equity

Preferred Stock

Under PMI's certificate of incorporation, preferred stock is issuable in series, and PMI’s board of directors (the “Board of Directors”) is authorized to determine the rights, preferences, and terms of each series.

In January 2013, PMI issued and sold 138,681,680 shares of new Series A (“Series A”) preferred stock in a private placement at a purchase price of $0.144 per share for approximately $20,000.  In connection with that sale, PMI issued 51,171,951 shares at par value $0.001 per share of Series A-1 (“Series A-1”) convertible preferred stock to certain previous holders of PMI’s original Series A, Series B, Series C, Series D, Series E and Series F preferred stock who participated in the sale. Upon issuance of the new Series A and Series A-1 preferred stock, all of PMI’s preferred stock existing prior to such issuance was converted into PMI common stock at a 1:1 ratio if the holder of the preferred stock participated in the new Series A preferred stock sale or at a 10:1 ratio if the holder of the preferred stock did not so participate. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.

Convertible Preferred Stock	Par Value	Authorized, Issued and Outstanding shares as of June 30, 2013	Balance June 30, 2013	Authorized, Issued and Outstanding shares as of December 31, 2012
Series A	$0.001	-	$-	4,023,999
Series B	0.001	-	-	3,310,382
Series C	0.001	-	-	2,063,558
Series D	0.001	-	-	20,340,705
Series E	0.001	-	-	23,222,747
Series E-1	0.001	-	-	10,000,000
Series F	0.001	-	-	8,996,739
		-	$-	71,958,130

As of December 31, 2012, the total balance of all convertible preferred stock Series A through F was $72.
Dividends

Dividends on shares of the new Series A preferred stock are payable only when, as, and if declared by the Board of Directors.  No dividends will be paid with respect to the common stock or Series A-1 preferred stock until any declared dividends on the Series A preferred stock have been paid or set aside for payment to the Series A preferred stock holders.  Holders of Series A-1 preferred stock are not entitled to receive dividends in preference and priority to, or on a pari passu basis with, the other preferred stock or the common stock. To date, no dividends have been declared on any of PMI’s preferred stock or common stock, and there are no dividends in arrears at June 30, 2013.

The holders of PMI’s Series D, Series E and Series F preferred stock were entitled to receive an annual dividend per share in an amount equal to 8% times the liquidation preference for such share, payable in preference and priority to any declaration or payment of any distribution on common stock in such calendar year.  The right to receive dividends on shares of PMI’s Series D, Series E and Series F preferred stock was cumulative from and after the date of issuance of such shares and were payable only when, as, and if declared by the Board of Directors.  Holders of PMI’s Series E-1 preferred stock were not entitled to receive dividends in preference and priority to, or on a pari passu basis with, the other preferred stock or the common stock. Dividends on shares of PMI’s Series E-1 preferred stock were payable only when, as, and if declared by the Board of Directors.  All shares of PMI’s Series D, E, E-1 and F preferred stock were converted to common stock in connection with the January 2013 sale of PMI’s new Series A and A-1 preferred stock.

Conversion

On January 15, 2013, PMI entered into an equity financing transaction where shares of PMI’s preferred stock that were outstanding immediately prior to the financing (“Old Preferred Shares”) were converted into shares of PMI common stock. For holders of Old Preferred Shares who participated in the financing in proportion to their pro rata ownership interest in PMI, their Old Preferred Shares converted into common shares at a ratio of 1:1. In addition, each such participating holder received a share of PMI’s new Series A-1 preferred stock for every dollar of liquidation preference associated with an Old Preferred Share held by such holder. Each share of Series A-1 preferred stock has a liquidation preference of $1.00 and converts into common stock at a ratio of 1,000,000:1.

Under the terms of PMI’s new Series A preferred stock (the “Shares”), the holders of such Shares have the right to convert the Shares into common stock at any time. In addition, the Shares automatically convert into common stock (i) immediately prior to the closing of an IPO that values PMI at least at $200,000 and that results in aggregate proceeds to PMI of at least $40,000 or (ii) upon a written request from the holders of at least 70% of the voting power of the outstanding preferred stock (on an as-converted basis). In addition, if a holder of the Shares has converted any of the Shares, then all of such holder’s shares of Series A-1 preferred stock also will be converted upon a liquidation event. In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by PMI’s Board of Directors. At present, the new Series A preferred stock converts into PMI common stock at a 1:1 ratio while the Series A-1 preferred stock converts into PMI common stock at a 1,000,000:1 ratio.

Liquidation Rights

PMI issued 51,171,951 shares at the par value $0.001 per share of Series A-1 convertible preferred stock to certain previous holders of PMI’s preferred stock who participated in the new Series A preferred stock sale. The Series A-1 shares established certain liquidation rights, have no voting rights and are convertible into one share of PMI common stock for every one million shares of Series A-1 preferred stock. PMI allocated the fair value of the shares of Series A-1 preferred stock at the par value of $.001 per share from the proceeds of new Series A preferred stock. Upon issuance of PMI’s new Series A and Series A-1 preferred stock, all of PMI’s preferred stock existing prior to such issuance was converted into PMI common stock at a 1:1 ratio if the holder of the preferred stock participated in the new Series A preferred stock sale or at a 10:1 ratio if the holder of the preferred stock did not so participate.

Voting

Each holder of shares of preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could be converted and shall have voting rights and powers equal to the voting rights and powers of the common stock (except as otherwise expressly provided in PMI’s Amended and Restated Certificate of Incorporation or as required by law), voting together with the common stock as a single class, and shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of PMI. The holders of preferred stock shall vote as one class with the holders of the common stock except with respect to certain matters that require separate votes.

Common Stock

PMI, through its certificate of incorporation, is the sole issuer of common stock and related options and warrants. PMI was authorized to issue up to 277,363,460 shares of common stock, $0.001 par value, of which 65,708,365 shares were issued and outstanding as of June 30, 2013.  As of December 31, 2012, there were 82,630,003 shares of common stock authorized, $0.001 par value, of which 3,006,745 shares were issued and outstanding.  Each holder of common stock shall be entitled to one vote for each share of common stock held.

Common Stock Issued upon Exercise of Stock Options

For the six months ended June 30, 2013 and 2012, PMI issued 780,718 and 25,000 shares of common stock, respectively, upon the exercise of options for cash proceeds of $116 and $3, respectively.

Common Stock Issued upon Exercise of Stock Warrants

For the six months ended June 30, 2013 PMI issued 8,200 shares of common stock upon the exercise of warrants for $0.01 per share.

8. Stock Option Plan and Compensation

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

At December 31, 2012, there were 15,239,664 stock options available for grant under the 2005 Stock Option Plan (the “Plan”). During the first six months of 2013, the Board of Directors increased the total number of options under the plan by an additional 56,483,417 for a total of 71,723,081 available for grant.

Option activity under the Plan is summarized as follows for the periods below:

	Options Issued and Outstanding	Weighted-Average Exercise Price

Balance as of January 1, 2013	11,738,168	$0.20
Options granted (weighted average fair value of $0.01)	10,091	$0.17
Options exercised	(780,718)	$0.15
Options canceled	(3,754,931)	$0.23
Balance as of June 30, 2013	7,212,610	$0.19

Options outstanding and exercisable at June 30, 2013	5,105,188	$0.21

Other Information Regarding Stock Options

Additional information regarding PMI common stock options outstanding as of June 30, 2013 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.12 - $0.12	1,829,872	8.21	0.12	$-	1,200,890	0.12	$-
$0.17 - $0.17	1,953,711	8.87	0.17	-	626,966	0.17	-
$0.20 - $0.20	3,090,527	7.06	0.20	-	2,945,082	0.20	-
$0.25 - $0.25	15,000	2.05	0.25	-	15,000	0.25	-
$0.50 - $0.50	110,000	3.18	0.50	-	110,000	0.50	-
$0.56 - $0.56	182,500	6.21	0.56	-	176,250	0.56	-
$1.94 - $1.94	31,000	5.55	1.94	-	31,000	1.94	-
$0.12 - $1.94	7,212,610	7.74	$0.19	$-	5,105,188	0.21	$-

The intrinsic value is calculated as the difference between the value of PMI's common stock at June 30, 2013, which was $0.01 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the three months ended June 30, 2013 and 2012 reflect the expenses that PMI expects to recognize after the consideration of estimated forfeitures.

PMI estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimate, PMI may be required to record adjustments to stock-based compensation expense in future periods.

The fair value of PMI stock option awards for the three and six months ended June 30, 2013 and 2012 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Volatility of common stock	**	**	73.43%	77.10%
Risk-free interest rate	**	**	0.82%	0.97%
Expected life*	**	**	8.7 years	5.0 years
Dividend yield	**	**	0%	0%
Weighted-average fair value of grants	**	**	$0.01	0.11

*For nonemployee stock option awards, the expected life is the contractual term of the award, which is generally ten years.
**No stock option awards were granted during the three months ended June 30, 2013 and June 30, 2012.

The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because PMI's equity awards have characteristics significantly different from those of traded options, the changes in the subjective input assumptions can materially affect the fair value estimate.

Total stock-based compensation expense for PMI employees reflected in the statements of operations for the six months ended June 30, 2013 and 2012 is approximately $84 and $169, respectively and $34 and $88 for the three months ended June 30, 2013 and 2012.  As of June 30, 2013, the unamortized stock-based compensation expense related to PMI employees’ unvested stock-based awards was approximately $92, which will be recognized over the remaining weighted average vesting period of approximately 2.5 years.

9. Income Taxes

As part of the process of preparing the condensed consolidated financial statements, PMI Group is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items, such as fair value of loans or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the accompanying balance sheet. PMI Group must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income.

Due to the book and tax net losses incurred during the six months ended June 30, 2013 and 2012, zero income tax expense has been incurred during those periods. In addition, substantial historical losses has been incurred and has maintained a full valuation allowance against its net deferred tax assets because the realization of those deferred tax assets is dependent upon future earnings, and the amount and timing of those earnings, if any is uncertain.

10. Commitments and Contingencies

Future Minimum Lease Payments

The corporate office and co-location facility is under non-cancelable operating leases that expire in December 2014 and August 2014, respectively.

Future minimum rental payments under these leases as of June 30, 2013 are as follows:

2013	$296
2014	501
Total future operating lease obligations	$797

Rental expense under premises-operating lease arrangements was $201 and $337 for the three and six months ended June 30, 2013 and $129 and $264 for the corresponding periods during 2012, respectively.

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

Securities Law Compliance

From inception through October 16, 2008, PMI sold approximately $178,000 of borrower loans to lender members through the old platform structure, whereby PMI assigned promissory notes directly to lender members. PMI did not register the offer and sale of the promissory notes corresponding to these loans under the Securities Act or under the registration or qualification provisions of any state securities laws. The question of whether or not the operation of the platform during this period constituted an offer or sale of “securities” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the platform during this period were viewed as a securities offering, PMI would have failed to comply with the registration and qualification requirements of federal and state laws and lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation, although the statute of limitations period under various state laws may be for a longer period of time.

PMI’s decision to restructure the platform and cease sales of promissory notes offered through the platform effective October 16, 2008 limited this contingent liability to the period covering its activities prior to October 16, 2008.

On April 21, 2009, PMI and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between PMI and the states in which PMI offered loan notes for sale prior to November 2008. The consent order involves payment by PMI of up to an aggregate of $1,000 in penalties, which have been allocated among the states based on PMI’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1,000 in exchange for its agreement to terminate, or refrain from initiating, any investigation of PMI’s note sale activities prior to November 2008.  Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order.  However, no state is obliged to do so, and there is no deadline by which a state must make its decision. PMI is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against PMI, subject to any applicable statute of limitations. As of June 30, 2013, PMI Group has entered into consent orders with thirty-four states and has paid an aggregate of $466 in penalties to those states.

As of June 30, 2013 and December 31, 2012, PMI Group had accrued approximately $248 and $248, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1,000 maximum fee pro-rata by state, using PMI’s note sales from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order, assigning likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, PMI Group considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against PMI; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments.  PMI Group will continue to evaluate this accrual and related assumptions as new information becomes known.

In 2008 plaintiffs filed a class action lawsuit (“Hellum Litigation”) against PMI and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California (“Superior Court”).  The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008.  The lawsuit alleged that PMI offered and sold unqualified and unregistered securities in violation of the California and federal securities laws.  The lawsuit sought class certification, damages and the right of rescission against PMI and the other named defendants, as well as treble damages against PMI and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest.

As described in Note 13, Subsequent Events, on July 19, 2013 solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the Hellum Litigation pending before the Superior Court, entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Settlement”) setting forth an agreement to settle all claims related thereto. In connection with the Settlement, PMI agreed to pay, and took the charge on the income statement, the plaintiffs an aggregate amount of $10,000, payable into four annual installments of $2,000 in 2013, $2,000 in 2014, $3,000 in 2015 and $3,000 in 2016. The settlement is subject to final approval by the Superior Court. Subject to satisfaction of the conditions set forth in the Settlement, the defendants will be released by the plaintiffs from all claims concerning or arising out of the offering of promissory notes on the platform from January 1, 2006 through October 14, 2008.

As a result of the settlement, PMI recorded a reserve for class action settlement liability of $10,000 in the condensed consolidated balance sheet as of June 30, 2013.

11. Related Parties

PMI Group’s executive officers, directors who are not executive officers, and certain affiliates participate on PMI Group’s lending platform by placing bids and purchasing Notes.  The aggregate amount of Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of PMI Group as of June 30, 2013 and 2012 are summarized below:

Related Party	Aggregate Amount of Borrower Loans and Notes Purchased June 30,		Income Earned on Borrower Loans and Notes for the six months ended June 30,
	2013	2012	2013	2012
Executive officers and management	$722	$179	$142	$8
Directors	4,323	2,930	25	145
Affiliate	-	1,161	-	61
	$5,045	$4,270	$167	$214

The Notes and Borrower Loans were obtained on terms and conditions that were not more favorable than those obtained by other Note and Borrower Loan purchasers. Of the total aggregate amount of Notes and Borrower Loans purchased since inception approximately $308 or 6% and $179 or 4% of principal has been charged off through June 30, 2013 and 2012, respectively. The revenue earned is approximately $9 and $11 in servicing fee revenue related to these Notes and Borrower Loans for the six months ended June 30, 2013 and 2012, respectively.

12. Post-retirement Benefit Plans

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

13. Subsequent Events

On July 17, 2013, Kenneth Niewald was appointed Chief Financial Officer of PMI.

On July 19, 2013, PMI agreed to enter into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Settlement”) related to the action captioned Christian Hellum, David Booth, Brian Russom, and Michael del Greco, individually and on behalf of all others similarly situated, v. Prosper Marketplace, Inc., a Delaware Corporation, Christian Larsen, Ed Giedgowd, Kirk T. Inglis, Doug Fuller, James W. Breyer, Larry W. Cheng, Robert C. Kagle, and John and Jane Does 1-100, No. CGC-08-482329, which is currently pending in the Superior Court.  In exchange for a full release of the Claims as to all class members against all defendants, and subject to Court approval, PMI agreed to pay settlement consideration in the total amount of $10,000 according to the following schedule: (i) $2,000 within 10 days of entry of an order by the Court granting preliminary approval of the settlement (“Preliminary Approval”); (ii) $2,000 on the one-year anniversary of Preliminary Approval; (iii) $3,000 on the two-year anniversary of Preliminary Approval; and (iv) $3,000 on the three-year anniversary of Preliminary Approval. See Note 10 Commitments and Contingencies.

The 2005 Stock Plan (the “Plan”) was amended and restated on July 19, 2013 to increase the maximum aggregate number of shares that may be issued under the Plan from 71,723,081 shares to 94,359,621. On August 1, 2013, a Form S-8 registering the shares reserved for issuance under the Plan was filed with the SEC. On August 5, 2013, the California Department of Business Oversight approved the amendment to qualification of the Plan.

Schedule I

Prosper Funding LLC
Condensed Balance Sheets
(Unaudited)
(amounts in thousands)

	June 30, 2013	December 31, 2012
Assets
Cash and Cash Equivalents	$3,510	$5
Restricted Cash	4,119	-
Loans Held for Investment at Fair Value	152	-
Borrower Loans Receivable at Fair Value	187,125	-
Property and Equipment, net	1,023	-
Intercompany Receivable	71	-
Total Assets	$196,000	$5

Liabilities and Member's Equity
Accounts Payable	$24	$-
Accrued Liabilities	1,185	-
Notes at Fair Value	187,489	-
Loan Loss Reserve	165	-
Total Liabilities	188,863	-

Member's Equity
Member's Equity	6,075	210
Retained Earnings (Accumulated Deficit)	1,062	(205)
Total Member's Equity	7,137	5
Total Liabilities and Member's Equity	$196,000	$5

The accompanying notes are an integral part of these condensed financial statements.

Prosper Funding LLC
Condensed Statements of Operations
(Unaudited)
(amounts in thousands)

	Three months ended June 30,		Six months ended	From February 17, 2012 (date of inception) to
	2013	2012	June 30, 2013	June 30, 2012
Revenues
Administration Fee Revenue	$1,528	$-	$2,135	$-
Interest Income on Borrower Loans	8,578	-	13,651	-
Interest Expense on Notes	(8,128)	-	(12,946)	-
Total Revenues	1,978	-	2,840	-

Cost of Revenues
Cost of Services	(338)	-	(563)	-
Provision for Loan Losses	(50)	-	(149)	-
Net revenues	1,590	-	2,128	-

Operating Expenses
Administration Fee Expense	631	-	1,012	-
Depreciation and Amortization	124	-	207	-
Professional Services	5	17	20	82
Other Operating Expenses	50	-	94	59
Total Operating Expenses	810	17	1,333	141
Income (Loss) Before Other Income and Expenses	780	(17)	795	(141)

Other Income and Expenses
Change in FV on Borrower Loans, Loans Held for Investment and Notes, net	312	-	487	-
Other Expense	(14)	-	(15)	-
Total Other Income and Expenses, net	298	-	472	-

Income (Loss) Before Income Taxes	$1,078	$(17)	$1,267	$(141)
Provision For Income Taxes	-	-	-	-
Total Net Income (Loss)	$1,078	$(17)	$1,267	$(141)

The accompanying notes are an integral part of these condensed financial statements.

Prosper Funding LLC
Condensed Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Six Months Ended June 30, 2013	From February 17, 2012 (date of inception) to June 30, 2012

Cash flows from operating activities:
Net Income (loss)	$1,267	$(141)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of Notes	(4,573)	–
Change in fair value of Borrower Loans	4,082	–
Depreciation and amortization	207	–
Loan loss Reserve	124	–
Change in fair value of Loans held for investment	3	–
Changes in operating assets and liabilities:		–
Restricted cash	25	–
Accounts payable and accrued liabilities	430	–
Net Intercompany Payable	(71)	–
Net cash provided by (used in) operating activities	1,494	(141)

Cash flows from investing activities:
Origination of Borrower Loans held at fair value	(65,053)	–
Repayment of Borrower Loans held at fair value	44,190	–
Purchases of property and equipment	(509)	–
Repayment of Loans held for investment at fair value	49	–
Origination of Loans held for investment at fair value	(29)	–
Net cash used in investing activities	(21,352)	–

Cash flows from financing activities:
Proceeds from issuance of Notes held at fair value	65,053	–
Payment of Notes held at fair value	(43,565)	–
Net cash included in transfer of assets from PMI	1,875	–
Proceeds from Member's equity	–	146
Net cash provided by financing activities	23,363	146

Net increase in cash and cash equivalents	3,505	5
Cash and cash equivalents at beginning of the period	5	–
Cash and cash equivalents at end of the period	$3,510	$5

The accompanying notes are an integral part of these condensed financial statements.

Prosper Funding LLC
Notes to Condensed Financial Statements
(Unaudited)
(amounts in thousands)

1. Organization and Business

Prosper Funding LLC (“Prosper Funding”) was formed in the state of Delaware in February 2012 as a limited liability company with the sole equity member being Prosper Marketplace, Inc. (“PMI”).

Prosper Funding was formed by PMI to hold borrower loans and issue borrower payment dependent notes through the platform.  Although Prosper Funding is consolidated with PMI for accounting and tax purposes, Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding.  Prosper Funding’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that Prosper Funding will become subject to bankruptcy proceedings directly.  Prosper Funding seeks to achieve this by placing certain restrictions on its activities and implementing certain formal procedures designed to expressly reinforce its status as a distinct corporate entity from PMI.

On January 22, 2013, PMI entered into an Asset Transfer Agreement with Prosper Funding (the “Asset Transfer Agreement”), pursuant to which PMI transferred substantially all of its remaining assets to Prosper Funding, including (i) all outstanding notes issued by PMI under the Indenture dated June 15, 2009 between PMI and Wells Fargo Bank, as trustee, (ii) all borrower loans held by PMI, (iii) all lender/borrower/group leader registration agreements related to the notes or the borrower loans, and (iv) all documents and information related to the foregoing, effective February 1, 2013.

Prosper Funding commenced operations as of February 1, 2013 when PMI transferred ownership of the platform, including all of the rights related to the operation of the platform, to Prosper Funding. Since February 1, 2013, all notes issued and sold through the platform are issued, sold and serviced by Prosper Funding (together with the notes transferred from PMI, the “Notes”).  Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the platform, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the making of related loans by WebBank and the funding of such loans by WebBank. Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages all other aspects of the platform on behalf of Prosper Funding.

All loans requested and obtained through the platform are unsecured obligations of individual borrower members with a fixed interest rate and loan terms set at three or five years as of June 30, 2013. All loans made through the platform are funded by WebBank, an FDIC-insured, Utah chartered industrial bank.  After funding a loan, WebBank sells the loan to Prosper Funding, without recourse to WebBank, in exchange for the principal amount of the loan (together with the borrower loans transferred from PMI, the “Borrower Loans”).  WebBank does not have any obligation to purchasers of the Notes.

2. Summary of Significant Accounting Policies

Basis of Presentation

Prosper Funding’s unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed financial statements reflect all adjustments, including those of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Use of Estimates

The preparation of Prosper Funding’s condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of Borrower Loans receivable and associated Notes, valuation allowance on deferred tax assets, valuation and amortization periods of intangible assets, provision for loan loss and contingent liabilities. Prosper Funding bases its estimates on historical experience from all Borrower Loans, and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

To the extent that loan payments are not made, servicing income will be reduced.  Borrower Loans were funded by the Notes and repayment of said Notes is wholly dependent on the repayment of the Borrower Loans associated with the Notes.  As a result, Prosper Funding does not bear the risk associated with the repayment of principal on loans carried on its condensed balance sheet.

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

Restricted Cash

Restricted cash consists primarily of cash deposits required to support operating activities.

Borrower Loans and Notes

Prosper Funding has adopted the provisions of ASC Topic 825, Financial Instruments.  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  The fair value election, with respect to an item, may not be revoked once an election is made.  In applying the provisions of ASC Topic 825, Prosper Funding has recorded assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute.  Prosper Funding does not record a specific allowance account related to the Borrower Loans and Notes in which it has elected the fair value option, but rather estimates the fair value of the Borrower Loans and Notes using discounted cash flow methodologies adjusted for historical payment, loss and recovery rates of Borrower Loans. An account is considered to be a loss, or charged-off, when it reaches more than 120 days past due.  Prosper Funding has reported the aggregate fair value of the  Borrower Loans and Notes as separate line items in the assets and liabilities sections of the accompanying balance sheets using the methods described in ASC Topic 820, Fair Value Measurements and Disclosures—See Fair Value Measurement.

Prosper Funding purchases Borrower Loans from WebBank and, if issuing Notes to lender members to fund its purchase of Borrower Loans, holds the Borrower Loans until maturity, except as may otherwise be determined in connection with the servicing of any Borrower Loan.   Prosper Funding’s obligation to repay the Notes is conditioned upon the repayment of the associated Borrower Loan owned by Prosper Funding.  Prosper Funding carries the Borrower Loans and Notes on its balance sheet as assets and liabilities, respectively.  Prosper Funding also purchases Borrower Loans from WebBank and immediately sells them to certain qualified lender members.

Fair Value Measurement

Prosper Funding follows ASC Topic 820, Fair Value Measurements and Disclosures, which provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

Fair value of financial instruments are determined based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation techniques are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability.

Financial instruments consist principally of cash and cash equivalents, restricted cash, short term investments, Borrower Loans receivable, accounts payable and accrued liabilities, Notes and long-term debt.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

Borrower Loans and Notes are accounted for on a fair value basis.

Internal Use Software and Website Development

Internal use software costs and website development costs are accounted for in accordance with ASC Topic 350-40, Internal Use Software, and ASC Topic 350-50, Website Development Costs. In accordance with ASC Topic 350-40 and 350-50, the costs to develop software for Prosper Funding's website and other internal uses are capitalized when management has authorized and committed project funding, preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Capitalized software development costs primarily include software licenses acquired, fees paid to outside consultants, salaries and payroll related costs for PMI employees directly involved in the development efforts.

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

 Loan Loss Reserve

Prosper Funding is obligated to indemnify lenders and or repurchase certain Notes sold to the lenders in the event of violation of applicable federal, state, or local lending laws, or verifiable identify theft. The loan loss reserve is estimated based on historical experience and is accrued when the Notes are issued. Indemnified or repurchased Notes are written off at the time of repurchase or at the time an indemnification payment is made.

Revenue Recognition

Revenue is recognized in accordance with ASC Topic 605, Revenue Recognition.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the price of the services is fixed and determinable, and collectability is reasonably assured.

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

Interest Income on Borrower Loans Receivable and Interest Expense on Notes

Interest income on Borrower Loans is recognized using the accrual method based on the stated interest rate to the extent that is believed it to be collectable.  Interest expense is recorded on the corresponding Notes based on the contractual interest rate.  Below is a table that summarizes the gross interest income and expense for the three and six months ended 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,	From February 17, 2012 (date of inception) to June 30,
	2013	2012	2013	2012
Interest Income on Borrower Loans	$8,578	$-	$13,651	$-
Interest Expense on Notes	(8,128)	-	(12,946)	-
Net Interest Income (Expense) on Loans & Notes	$450	$-	$705	$-

Comprehensive Income

There is no comprehensive income (loss) other than the net income (loss) disclosed in the condensed statement of operations.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013 that are of significance, or potential significance.

3. Borrower Loans and Notes Held at Fair Value

The following tables present the assets and liabilities measured at fair value on a recurring basis at June 30, 2013.

June 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans receivable	$-	$-	$187,125	$187,125
Loans held for investment	-	-	152	152
Liabilities
Notes	$-	$-	$187,489	$187,489

As observable market prices are not available for the Borrower Loans and Notes Prosper Funding holds, or for similar assets and liabilities, the Prosper Funding believes the Borrower Loans and Notes should be considered Level 3 financial instruments under ASC Topic 820.  In a hypothetical transaction as of the measurement date, Prosper Funding believes that differences in the principal marketplace in which the loans are originated and the principal marketplace in which it might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date.  For Borrower Loans, the fair value is estimated using discounted cash flow methodologies based upon valuation assumptions including prepayment speeds, roll rates, recovery rates and discount rates based on the perceived credit risk within each credit grade.

The obligation to pay principal and interest on any Note is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of its servicing fee.  The fair value election for Notes and Borrower Loans allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to lenders that are dependent upon borrower payments.  As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to Note holders.  Any unrealized gains or losses on the Borrower Loans and Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations.  The effective interest rate associated with the Notes is less than the interest rate earned on the Borrower Loans due to the servicing fee.  See further in this note for a roll-forward and further discussion of the significant assumptions used to value Borrower Loans and Notes.

The fair value of the Notes and Borrower Loans are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value the Borrower Loans and Notes include prepayment rates derived from historical prepayment rates for each credit score, default rates derived from historical performance, recovery rates and discount rates applied to each credit tranche based on the perceived credit risk of each credit grade. The obligation to pay principal and interest on any Note is equal to the loan payments, if any, received on the corresponding Borrower Loan, net of the servicing fee.  As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to the Note holders.  The effective interest rate associated with the Notes will be less than the interest rate earned on the Borrower Loans due to the servicing fee.

For Borrower Loans originated and Notes, the following average assumptions were used to determine the fair value as of June 30, 2013:

Monthly prepayment rate speed	1.53%
Recovery rate	2.60%
Discount rate *	10.50%

*	This is the average discount rate among all of the credit grades

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Investment	Total
Balance at January 1, 2013	$-	$-	$-	$-
Assets transferred on February 1, 2013	170,344	(170,574)	175	(55)
Originations	65,053	(65,053)	29	29
Principal repayments and credit losses	(44,190)	43,565	(49)	(674)
Change in fair value on Borrower Loans and Notes	(4,082)	4,573	-	491
Change in fair value of loans held for investment	-	-	(3)	(3)
Balance at June 30, 2013	$187,125	$(187,489)	$152	$(212)

Due to the recent origination of the Borrower Loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  Prosper Funding had no outstanding Borrower Loans or Notes originated or issued prior to July 13, 2009.  Of the Borrower Loans originated from July 13, 2009 to June 30, 2013, 255 loans, which were 90 days or more delinquent, totaled an aggregate principal amount of $1,349 and a fair value of $122 as of June 30, 2013.

No other assets or other liabilities were carried at fair value as of June 30, 2013.

4. Loans Held for Investment at Fair Value

As of June 30, 2013, Prosper Funding retained a total of $152 of loans originated through the platform. When a borrower member loan has been funded in whole, or in part, by Prosper Funding, Prosper Funding retains the portion of the borrower’s monthly loan payment that corresponds to the percentage of the loan that Prosper Funding funded. In these cases, Prosper Funding records interest income on these loans.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Loans Held for Investment
Balance at January 1, 2013	$-
Assets transferred on February 1, 2013	175
Originations	29
Principal repayments and credit losses	(49)
Change in fair value of loans held for investment	(3)
Balance at June 30, 2013	$152

Prosper Funding estimates the fair value of the Borrower Loans held for investment using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of all Borrower Loans, which are set forth in Note 3, as they have similar characteristics and Prosper Funding expects these Borrower Loans to behave in a comparable manner.  The valuation assumptions Prosper Funding used to value these Borrower Loans include prepayment rates, default rates and recovery rates derived from historical loan performance data and discount rates based on credit grade applied to each loan.

The fair value adjustment on these Borrower Loans held for investment was $3, which is included in earnings for the six months ended June 30, 2013.  As of June 30, 2013 Prosper Funding had received $184 in payments on these Borrower Loans.  As of June 30, 2013, there was $36 in Borrower Loans held for investment that were charged-off.

5.  Loan Loss Reserve

Changes in Prosper Funding’s loan loss reserve are summarized below:

Balance at January 1, 2013:	$-
Assets transferred on February 1, 2013	41
Provision for loan loss	124
Balance at June 30, 2013:	$165

6. Member’s Equity

Prosper Funding is a wholly owned subsidiary of PMI and PMI has made all capital infusions related to the formation and initial operating expenses of Prosper Funding LLC.

7. Subsequent Events

Prosper Funding has evaluated subsequent events for disclosure and recognition and noted no matters that require disclosure herein.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

This management’s discussion and analysis of consolidated financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with PMI Group's historical condensed consolidated financial statements and related notes thereto, Prosper Funding’s condensed financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and PMI Group's consolidated actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in PMI Group’s Annual Report on Form 10-K.

PROSPER MARKETPLACE, INC.
(in thousands, except for share and per share amounts)

Overview

Prosper Marketplace, Inc. (“PMI”) developed and began operating a peer-to-peer online credit platform (the “platform”) in 2006 that permitted its borrower members to apply for loans and lender members to purchase notes issued by PMI, the proceeds of which facilitated the funding of specific loans to borrowers. On February 1, 2013, PMI transferred ownership of the platform, including all of the rights related to the operation of the platform, to its wholly-owned subsidiary, Prosper Funding LLC (“Prosper Funding” and, collectively with PMI, the “PMI Group”). Beginning February 1, 2013, all notes issued and sold through the platform are issued, sold and serviced by Prosper Funding (together with the notes transferred to Prosper Funding, the “Notes”).  Pursuant to an Administration Agreement between PMI and Prosper Funding, PMI manages all aspects of the platform on behalf of Prosper Funding. Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the platform, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the making of related loans by WebBank and the funding of such loans by WebBank.

The platform enables borrower members to request and obtain personal, unsecured loans (together with the notes transferred to Prosper Funding, the“Borrower Loans”) by posting anonymous “listings” on the platform indicating the principal amount of the desired loan. PMI assigns a Prosper Rating consisting of letter grades, based in part on the borrower’s credit score, to each member who requested a borrower loan. Borrower members’ Prosper Rating, credit score range, debt-to-income ratios and other credit data are displayed with their listings and are available for viewing by lender members on an anonymous basis.

Listings are automatically allocated to one of two lender member funding channels, based upon a random allocation methodology: (i) the first channel allows lender members to commit to purchase Notes from Prosper Funding, the payments of which are dependent on the payments made on the corresponding Borrower Loan (the “Note Channel”); and (ii) the second channel allows lender members to commit to purchase 100% of a Borrower Loan directly from Prosper Funding (the “Whole Loan Channel”).  The random allocation methodology ensures that there is a fair initial distribution of listings between the two channels.  If, however, a listing is not funded through the Whole Loan Channel within the first hour of its posting, the listing will be removed from the Whole Loan Channel and posted to the Note Channel for the remainder of its listing period.  Such listing will include a designation indicating that it came from the Whole Loan Channel.  The Whole Loan Channel was launched in April 2013 and is only available to certain accredited investor and institutional lender members and is becoming a growing part of Prosper Funding’s business.  Lender members who participate in the Whole Loan Channel are required to enter into a purchase and servicing agreement with Prosper Funding that specifies the parties’ rights and obligations with regard to the sale of Borrower Loans through the Whole Loan Channel and which names Prosper Funding the servicer of such loans.

Borrower Loans originated to borrower members are made by WebBank, an FDIC-insured, Utah-chartered industrial bank, and sold to Prosper Funding. WebBank sells the loan to Prosper Funding, without recourse to WebBank, in exchange for the principal amount of the Borrower Loan. WebBank does not have any obligation to the purchasers of the Notes or subsequent purchasers of the Borrower Loans. PMI verifies the identity of 100% of borrowers using a variety of methods including credit bureau data, other electronic data sources and offline documentary procedures. PMI verifies income and/or employment on a subset of borrowers based on a proprietary algorithm. The intention of the algorithm is to verify income or employment in cases where the self-reported income of the borrower is highly determinative of the borrower’s risk rating.

Prior to February 1, 2013, PMI derived operating revenue from WebBank.  Upon funding a Borrower Loan, WebBank charged the borrower an origination fee equal to a specified percentage of the principal amount of such Borrower Loan.  WebBank, in turn, paid PMI amounts equal to the origination fees as compensation for loan origination activities. PMI also charged lender members a servicing fee equal to an annualized rate set at a percentage of the outstanding principal balance of the corresponding Borrower Loan, which PMI deducted from each lender member’s share of the Borrower Loan payments.

As of February 1, 2013, concurrent with transfer of the platform, PMI continues to receive origination fees directly from WebBank as compensation for its loan origination activities, while PFL charges the servicing fees to lender members. PMI derives additional revenue from the fees it receives from Prosper Funding for the services it provides pursuant to the Administration Agreement.  Prosper Funding has agreed to compensate PMI for its various roles and related services under the Administration Agreement including corporate administration, loan platform servicing, and loan and note servicing fees. Prosper Funding primarily generates revenues through license fees it earns through the Administration Agreement with PMI and the servicing fee it charges lender members.

Operating History

The platform was launched on February 13, 2006 and enables borrower members to request and obtain personal, unsecured loans between $2 and $35 by posting anonymous “listings” indicating the principal amount of the desired loan. Borrower Loan terms are subject to minimum and maximum loan amounts determined by the borrower’s Prosper Score created using proprietary models that include numerous factors, at interest rates set by PMI. Interest rates are set for borrower loans based on a Prosper Score, as well as additional factors, such as estimated loss rate, loan terms, general economic environment, previous loans obtained through the platform and competitive conditions. As of June 30, 2013, the platform had facilitated 78,195 Borrower Loans since its launch totaling an aggregate principal amount of approximately $549,997. The platform has a limited operating history and PMI has incurred net losses since its inception.  Our net loss was $15,653 and $3,257 for the three months ended June 30, 2013 and 2012, respectively and $19,852 and $7,621 for the six months ended June 30, 2013 and 2012, respectively.

PMI Group funds its operations primarily with proceeds from equity financings, which are described below under “Liquidity and Capital Resources.” The operating plan calls for a continuation of the current strategy of increasing borrower and lender transaction volume and improving the efficiency of the platform to increase revenue until profitability is reached.

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

During the first half of 2013, the platform increased its origination and funding volume consistently in terms of both units and total dollar amounts.   PMI Group hopes to continue this trend of growth as both the borrower and lender bases continue to strengthen and become more familiar with the platform.  Over time PMI Group expects the lender base to grow as the platform gains more exposure to potential lenders and establishes PMI Group Notes as a viable investment alternative.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the consolidated financial condition and results of operations is based on the condensed consolidated financial statements, which has prepared in accordance with U.S. generally accepted accounting principles. The preparation of condensed consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosures. Estimates are based on historical experience and on various other assumptions that PMI Group believes to be reasonable under the circumstances. Actual results could differ from those estimates. Significant accounting policies which include revenue recognition, stock-based compensation, provision for loan losses and income taxes are more fully described in Note 2 to Prosper Marketplace, Inc.’s condensed consolidated financial statements included elsewhere in this quarterly report.

Critical accounting policies are those policies that PMI Group believes present the most complex or subjective measurements and have the most potential to impact its financial position and operating results. While all decisions regarding accounting policies are important, the PMI Group believes that the following policies could be considered critical.

Fair Value Measurement

PMI Group determines the fair values of its financial instruments based on the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. PMI Group uses various valuation techniques depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, PMI Group determines fair value using assumptions that it believes a market participant would use in pricing the asset or liability.

The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short-term nature.  Short term investments, Borrower Loans held for investment, Borrower Loans, and Notes are accounted for on a fair value basis. For additional information and discussion regarding significant accounting policies surrounding fair value measurement, see Note 2, Note 3 and Note 4 to Prosper Marketplace, Inc.’s condensed consolidated financial statements included elsewhere in this quarterly report.

Borrower Loans and Notes

Overall, if the fair value of the Borrower Loans decrease or increase due to any changes in the PMI Group’s assumptions, there will also be a corresponding decrease or increase in the fair value of the linked Notes. As a result, the effect on the PMI Group’s earnings of adverse changes in key assumptions is mitigated.

As the PMI Group receives scheduled payments of principal and interest on the Borrower Loans it in turn makes principal and interest payments on the Notes. These principal payments reduce the carrying value of the Borrower Loans and Notes. If the PMI Group does not receive payments on the Borrower Loans, the PMI Group is not obligated to and does not make payments on the Notes. The fair value of a Note is approximately equal to the fair value of the corresponding Borrower Loan, less the service fee. If the fair value of the Borrower Loan decreases due to the PMI Group’s expectation regarding both the likelihood of default of the loan and the amount of loss in the event of default, there is also a corresponding decrease in the fair value of the Note (an unrealized gain related to the Note and an unrealized loss related to the Borrower Loan).

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at June 30, 2013 for Borrower Loans and Notes are presented in the following table:

	Borrower Loans	Notes
Discount rate assumption:	10.50%	10.50%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$186,043	$183,829
200 basis point increase	183,991	181,796
Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$190,309	$188,056
200 basis point decrease	192,528	190,254

Default rate assumption:
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$186,061	$183,850
20% higher default rates	183,733	181,546
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$190,172	$187,917
20% lower default rates	192,184	189,908

For additional information and discussion, see Note 2 and Note 3 to Prosper Marketplace, Inc.’s condensed consolidated financial statements included elsewhere in this quarterly report.

Results of Operations

Revenues

Origination Fees

The PMI Group charges an origination fee equal to a specified percentage of the aggregate principal balance of the Borrower Loan based on the Prosper Rating and terms of the loan.  Origination fees are charged by WebBank and the PMI Group receives amounts equal to those fees as compensation for marketing and underwriting activities.

Prior to April 2012, the PMI Group maintained a single origination fee of 0.50% for AA loans, 3.95% for loans rated A or B and 4.95% for loans rated C to HR .  In April 2012, the schedule was updated to include the loan terms when determining loan origination fees.

	Jan - Apr 2012		Apr 2012 - May 2013
Prosper Rating	All Loans	1 Year Loan *	3 Year Loan	5 Year Loan
AA	0.50%	0.50%	1.95%	4.95%
A	3.95%	1.95%	3.95%	4.95%
B	3.95%	2.95%	4.95%	4.95%
C - HR	4.95%	3.95%	4.95%	4.95%

* In April 2013, we stopped offering 1 year loans with no change to 3 year loan or 5 year loan origination fee structure.

In May 2013, the schedule was updated to reflect an origination fee range based on credit profile of the lowest risk customers:

	May 2013 - Jun 2013
Prosper Rating	3 Year Loan	5 Year Loan
AA	1.00% - 1.95%	1.95% - 4.95%
A	3.95%	4.95%
B	4.95%	4.95%
C - HR	4.95%	4.95%

Origination fees for the three months ended June 30, 2013 and 2012 were $3,342 and $1,757, respectively, representing an increase of $1,585, or 90%, which was primarily due to the PMI Group’s higher origination volume during 2013. Origination fees for the six months ended June 30, 2013 and 2012 were $4,914 and $3,139, respectively, representing an increase of $1,775, or 57%, which was primarily due to the PMI Group’s higher origination volume during 2013.

Origination Volume

From inception to June 30, 2013, the PMI Group has originated a total of 78,195 in borrower loans totaling $549,997.

The PMI Group originated 7,099 Borrower Loans totaling $72,777 during the second quarter of 2013, compared to 5,061 Borrower Loans totaling $38,010 originated during the second quarter of 2012.  This represented a “unit” or loan, increase of 40.3% and a dollar increase of 91.5% over the corresponding periods in 2012.

The PMI Group originated 10,715 Borrower Loans totaling $106,720 during the first six months of 2013, compared to 9,496 Borrower Loans totaling $71,074 originated during the first six months of 2012.  This represented a “unit” or loan, increase of 13% and a dollar increase of 50% over the corresponding periods in 2012.

The increase in volume experienced in the second quarter of 2013 is primarily related to marketing efforts focused on bringing in new lenders and borrowers.   In January 2013, PMI Group announced bankruptcy remoteness covering all lenders.  In February 2013 there was an equity financing along with a new management team.  Lenders, liquidity and loan originations have increased since these announcements.  In the second quarter of 2013, PMI Group increased marketing campaigns to attract new borrowers and introduced the whole loan product, which in turn, has increased loan origination volumes.  The decrease that occurred between Q3 2012 and Q1 2013 was due to lack of liquidity.

 Interest Income on Borrower Loans and Interest Expense on Notes

The PMI Group recognizes interest income on Borrower Loans using the accrual method based on the stated interest rate to the extent that they believe it to be collectable.  The PMI Group records interest expense on the corresponding Note based on the contractual interest rate.

The following table summarizes interest income on borrower loans and interest expense on notes for the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Interest Income on Borrower Loans	$8,578	$5,780	$16,309	$10,410
Interest Expense on Notes	(8,128)	(5,499)	(15,453)	(9,902)
Net Interest Income	$450	$281	$856	$508

Increases in interest income on Borrower Loans and interest expense on Notes is driven by the increase in the amount of loans that the PMI Group originated through the platform for the three and six months ended June 30, 2013 and 2012.

Rebates and Promotions

Rebates and promotions are accounted for in accordance with ASC Topic 605, Revenue Recognition.  From time to time, rebates and promotions are offered to its borrower and lender members.  Rebates and promotions are recorded as an offset to revenue if a particular rebate or promotion was earned directly upon the origination of the loan. Rebates and promotions are generally in the form of cash back and other incentives paid to lenders and borrowers.

For the three months ended June 30, 2013 and 2012, the PMI Group incurred expenses related to rebates and promotions extended to borrowers and lenders of $387 and $265, respectively, which represented an increase of $122 or 46%.  For the six months ended June 30, 2013 and 2012, the PMI Group incurred expenses related to rebates and promotions extended to borrowers and lenders of $662 and $549, respectively, which represented an increase of $113 or 20%.

Cost of Revenues

Cost of Services

Cost of services consists primarily of credit bureau fees, payments which are due to strategic partners, collection expenses, and other expenses directly related to loan originations, funding and servicing.  Cost of services expenses were $500 and $345 for the three months ended June 30, 2013 and 2012, respectively, representing an increase of 45%. Cost of services expenses were $982 and $681 for the six months ended June 30, 2013 and 2012, respectively, representing an increase of 44%.  The primary driver for the increase was due to an increase in strategic partnership fees due to the renegotiation of the PMI Group’s contract with WebBank.

Provision for Loan Loss

Under the terms of the Notes and Lender Registration Agreements, the PMI Group may, in certain circumstances, become obligated to repurchase a Note from a lender or indemnify a lender against loss on a Note. Generally these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, and a violation of the applicable federal/state/local lending laws. The provision for loan loss is evaluated at least once a quarter and represents an estimate based on the rate of historical loan losses as a percentage of originations (which generally occur within six to nine months of origination). The provision for loan loss may include a judgmental management adjustment due to the limited operating history, changes in current economic conditions, the risk of new and as of yet undetected fraud schemes, origination unit and dollar volumes and the lack of industry comparables.  Based on the analysis of the historical provision, the Note provision for loan loss was $50 and $8 for the three months ended June 30, 2013 and 2012, respectively.  The provision for loan loss was $177 and $11 for the six months ended June 30, 2013 and 2012, respectively.

Other Income and Expenses

Change in Fair Value of Borrower Loans and Notes, net

The total fair value adjustment was $4,082 and $4,573 for Borrower Loans and Notes, respectively, resulting in a net unrealized loss of $491 for the six months ended June 30, 2013. The total fair value adjustment was $1,060 and $532 for Borrower Loans and Notes, respectively, resulting in a net unrealized loss of $528 for the six months ended June 30, 2012.  These amounts are included as a component of other income (expense) in the PMI Group’s condensed consolidated statement of operations.

Insurance Recoveries

PMI and certain of its executive officers and directors were the subject of a class action lawsuit brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008 that alleged that PMI offered and sold unqualified and unregistered securities in violation of the California and federal securities law. During the first quarter of 2011 the Superior Court of California issued a final statement of decision finding that Greenwich Insurance Company, PMI’s insurance carrier with respect to the class action lawsuit, had a duty to defend the suit and requiring that Greenwich pay PMI's past and future defense costs in the suit up to $2,000. During 2011, Greenwich made aggregate payments to PMI in the amount of $2,000 to reimburse PMI for the defense costs it had incurred in the class action suit.  On October 2, 2012, Greenwich made an additional payment of $143 to PMI for pre-judgment interest. Please see Note 10 Commitments and Contingencies in the notes to Prosper Marketplace, Inc.’s condensed consolidated financial statements contained elsewhere in this quarterly report.

Other Income

Other income consists primarily of credit referral fees, where partner companies pay the PMI Group an agreed upon amount for referrals of customers from the website.  Other income was $271 for the three months ended June 30, 2013 versus $43 at June 30, 2012, which represented an increase of 530%. Other income was $414 for the six months ended June 30, 2013 versus $91 at June 30, 2012, which represented an increase of 355%.  The increase in credit referrals during these periods was due to the addition of new partners as well as increased traffic to existing credit referral partners.

Operating Expenses

All employees of the PMI Group are employed by PMI. Compensation and benefits expense were $3,270 and $5,775 for the three and six months ended June 30, 2013, respectively.  In comparison, compensation and benefits expense were $2,350 and $4,807 for the three and six months ended June 30, 2012, respectively. The increase of $920 for the three months and $968 for the six months was largely due to PMI’s steadily increasing its employee headcount, which in turn resulted in increased payroll costs such as salary and wages, payroll taxes, healthcare, and accrued vacation.  PMI increased its headcount across its marketing and operations during this period in response to increased volume demands. PMI intends to continue to increase headcount as the platform’s lender and borrower bases grow and PMI carries out its business plan; however, PMI expects its ongoing investment in the platform and website to improve operating expense efficiency going forward.  In addition, spending increased related to the use of contract labor, bonus expense, variable pay expense and overtime during 2013 over the corresponding periods in 2012.  During 2013, PMI experienced a decrease in the amount of salaries capitalized related to the development of internal use software which contributed to the overall increase in compensation and benefits.

As of June 30, 2013, PMI had 75 full-time employees compared to 70 full-time employees as of June 30, 2012.

	June 30, 2013	June 30, 2012
Sales, Marketing and Customer Service	39	31
Engineering	23	25
Administration	13	14
Total Headcount	75	70

Marketing and advertising costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing.  Marketing and advertising costs were $3,878 and $1,127 for the three months ended June 30, 2013 and 2012, respectively, representing an increase of 244%  Marketing and advertising costs were $5,451 and $2,401 for the six months ended June 30, 2013 and 2012, respectively, representing an increase of 127%.  This increase was largely due to increased efforts with various marketing programs in order to increase borrower volume.  The PMI Group placed an increased emphasis on direct mail marketing campaigns in order to increase its brand awareness and drive borrower volume.  Affiliate marketing expense is deployed through direct partnerships with other websites that send qualified individuals seeking loan options to the platform.  Increased costs associated with search engine marketing are specifically related to increased volume and systematic testing to attract new borrowers through search engines.  Each marketing effort is measured, analyzed and optimized to improve scale and efficiency.  Through optimization of our marketing efforts, we will shift marketing costs to more efficient channels to balance the mix of growth and efficiency in its marketing activities in subsequent quarters.

Depreciation and amortization expense was $208 and $168 for the three months ended June 30, 2013 and 2012, representing an increase of 24% compared to the prior year period.  Depreciation and amortization expense was $413 and $326 for the six months ended June 30, 2013 and 2012, representing an increase of 27% compared to the prior year period.  The increase in overall depreciation and amortization expense was primarily due to the capitalization of various internally developed software projects placed in service in 2012, which in turn increased depreciation expense taken on those assets during the three and six months ended June 30, 2013.

General and Administrative Expenses

Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services and other outside costs.  Professional service expenses were $694 and $639 for the three months ended June 30, 2013 and  2012, respectively, representing an increase of 9%.  Professional service expenses were $1,382 and $1,633 for the six months ended June 30, 2013 and  2012, respectively, representing a decrease of 15%.  This change was primarily due to an increase in legal fees related to activity in the PMI class action lawsuit and consulting fees.

Facilities and maintenance expenses consist primarily of rent paid for the PMI Group’s corporate office lease and data co-location facility, network and power usage costs, software licenses and subscriptions, and hardware and software maintenance and support. Facilities and maintenance expenses were $481 and $301 for the three months ended June 30, 2013 and 2012, respectively.  Facilities and maintenance expenses were $794 and $625 for the six months ended June 30, 2013 and 2012, respectively.

PMI recorded a reserve for class action settlement liability of $10,000 in the condensed consolidated statements of operations for the three and six months ended June 30, 2013.

Other general and administrative expenses consist of bank service charges, NASAA state penalty settlement expenses, travel and entertainment expenses, taxes and licenses costs, communications costs, recruiting costs and other miscellaneous expenses.  Other general and administrative expenses were $499 and $381 for the three months ended June 30, 2013 and 2012, respectively, representing an increase of 31%.   Other general and administrative expenses were $825 and $850 for the six months ended June 30, 2013 and 2012, respectively, representing a decrease of 2.9%. This change is primarily due to lower recruiting costs offset by higher license costs.

Liquidity and Capital Resources

The following table summarizes the cash flow for the six months ended June 30, 2013 and 2012, respectively:

	For the six months ended June 30,	For the six months ended June 30,
	2013	2012
Net Loss	$(19,852)	$(7,621)

Net cash used in operating activities	(11,974)	(8,355)
Net cash used in investing activities	(24,410)	(40,443)
Net cash provided by financing activities	44,599	43,726

Net increase (decrease) in cash and cash equivalents	8,215	(5,072)
Cash and cash equivalents at the beginning of the period	2,300	9,216
Cash and cash equivalents at the end of the period	$10,515	$4,144

PMI has incurred operating losses since its inception.  The negative cash flows from operations were $11,974 and $8,355 for the six months ended June 30, 2013 and 2012, respectively. As reflected in the accompanying condensed consolidated financial statements, the accumulated deficit is approximately $96,751 as of June 30, 2013.

At June 30, 2013, the PMI Group had approximately $10,515 in available cash and cash equivalents.  Since its inception, the PMI Group has financed its operations primarily through equity financing from various sources.  The PMI Group is dependent upon raising additional capital or debt financing to fund its current operating plan, however the PMI Group believes that its current cash position is sufficient to meet its current liquidity needs.

Net cash used in operating activities was $11,974 and $8,355 for the six months ended June 30, 2013 and 2012, respectively.  The increase in cash used in operating activities was primarily attributable to the net loss offset by the class action settlement liability.

Net cash used in investing activities was $24,410 and $40,443 for the six months ended June 30, 2013 and 2012, respectively.  The primary driver for the change is due to increase in borrower loan originations offset by increased repayments of borrower loans held at fair value.

Net cash provided by financing activities was $44,599 and $43,726 for the six months ended June 30, 2013 and 2012, respectively.  Net cash provided by financing activities during 2013 consisted of proceeds from the issuance of convertible preferred stock, proceeds from the issuance of Notes and repayments of Notes held at fair value.

In January 2013, PMI issued and sold 138,681,680 shares of new Series A preferred stock (“new Series A”) in a private placement at a purchase price of $0.144 per share for approximately $20,000.  In connection with that sale, PMI issued 51,171,951 shares at par value $0.001 per share of Series A-1 convertible preferred stock to certain previous holders of PMI’s Series A, Series B, Series C, Series D, Series E and Series F preferred stock who participated in the sale. The new Series A securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.

In connection with the new Series A sale, shares of PMI’s preferred stock that were outstanding immediately prior to the sale (“Old Preferred Shares”) were converted into shares of PMI common stock.  For holders of Old Preferred Shares who participated in the sale in proportion to their pro rata ownership interest in PMI, their Old Preferred Shares converted into common shares at a ratio of 1:1.  In addition, each such participating holder received a share of PMI’s new Series A-1 preferred stock for every dollar of liquidation preference associated with an Old Preferred Share held by such holder.  Each share of Series A-1 preferred stock has a liquidation preference of $1.00 and converts into common stock at a ratio of 1,000,000:1.

On July 19, 2013 solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the Hellum Litigation pending before the Superior Court of California, County of San Francisco, California, entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Settlement”) setting forth an agreement- to settle all claims related thereto. In connection with the Settlement, PMI agreed to pay the plaintiffs an aggregate amount of $10,000, payable in four annual installments of $2,000 in 2013, $2,000 in 2014, $3,000 in 2015 and $3,000 in 2016. The settlement is subject to final approval by the Superior Court. Subject to satisfaction of the conditions set forth in the Settlement, the defendants will be released by the plaintiffs from all claims concerning or arising out of the offering of promissory notes on the platform from January 1, 2006 through October 14, 2008. For more information, see Note 10 of Prosper Marketplace, Inc.’s condensed consolidated financial statements located elsewhere in this report.

Income Taxes

The PMI Group incurred no income tax provision for the three and six months ended June 30, 2013 and 2012.  Given the PMI Group’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how future results will be affected by the realization and use of net operating loss carry forwards.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements as of June 30, 2013.

Additional Information about the Platform

Comparing Estimated Loss Rates to Actual Losses

Loan performance is reviewed on a monthly basis to determine how loss rate estimates compare to the actual performance of loans.  As part of this monthly review, the processes for calculating and assigning loss rates and Prosper Ratings described in the preceding sections are reassessed to ensure continued accuracy.  The graphs below show the estimated versus actual cumulative dollar loss rates by Prosper Rating for Borrower Loans booked from July 13, 2009 through June 30, 2013.  Performance is as of June 30, 2013.   The loss performance is tracked by vintage and factors in aging. Accordingly, each line represents all loans originated in a given period that have been outstanding at least 12 months.  In addition, data for a point along the x axis is only included if the entire vintage is at least that mature.

Vintages generally contain enough loan volume for their performance curves to be meaningful.  In order to increase the significance of the curves presented, Borrower Loans originated from July 13, 2009 through December 31, 2010 have been aggregated into annual vintages.  Borrower Loans originated in 2011 are aggregated into half-year vintages.  Only the first two quarters of 2012 originations are mature enough to be shown.

The graphs below show cumulative net charge-offs for Borrower Loans as a percentage of originations for each Prosper Rating presented by origination vintage from July 13, 2009 to June 30, 2012 as compared to the estimates provided to investors at the time the loans were originated.  The estimates do not represent updated loss forecasts.  This information is provided as a helpful way of comparing actual losses with such estimates, but it is only one of many important factors to consider in evaluating the suitability of Notes as investments.  Other important factors to consider include, but are not limited to, early loan prepayment, severity and timing of the charge-off, and recovery and timing of payment post default.

The PMI Group’s participation in funding loans on the platform from time to time has had, and will continue to have, no effect on the income and employment verification process, the selection of loan requests verified or the frequency of income and employment verification.

The graphs below show cumulative net charge-offs for Borrower Loans as a percentage of originations for each Prosper Rating presented by origination vintage from July 13, 2009 to June 30, 2012.

Note: Estimated lines represent the high end of the estimated loss rate range for each Prosper Rating, except for HR, where the high end of the range is 100% and the estimated curve was set at 24.75% cumulative principal loss.

In aggregate, the 2011 through 2012H1 vintages are on track for higher cumulative losses than those experienced for the 2009H2 and 2010 vintages.  The increase in losses is explained both due to the riskier customer mix in 2011 and 2012 as well as worse than estimated performance in the riskier (C-HR) rating grades.

In instances where a material variance relative to estimates exists, analysis is conducted to understand the reason for the variance and the credit policy is adjusted to bring loan losses back in-line with estimates.  For instance, many of the higher risk (C-HR) applicants from 2011 and 2012 would currently either be given a worse rating or would not be allowed to post a listing were they to apply for a loan today under the current credit policy.

Please note that the historical performance of Borrower Loans may not be indicative of the future performance of  Borrower Loans.  See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI, the Platform and Prosper Funding and PMI’s Ability to Service the Notes” in the PMI Group’s Form 10-K filed on March 19, 2013 for more information.

Loan Originations

The tables below show loan volume, origination amount, average credit scores and other pertinent data by Prosper Rating for originations from July 13, 2009 to June 30, 2013:

Prosper Rating	Number	Amount	Weighted Average Borrower Rate	Weighted Average Estimated Loss	Weighted Average Lender Yield	Average Experian ScorexPlus Score	Weighted Average Borrower APR
AA	3,126	$33,039	8.66%	1.45%	7.66%	797	9.72%
A	7,458	$74,938	11.83%	3.00%	10.83%	752	14.26%
B	7,546	$74,136	16.57%	5.34%	15.57%	723	19.31%
C	8,408	$73,828	21.05%	7.69%	20.05%	707	24.19%
D	10,029	$66,702	25.59%	10.64%	24.59%	693	28.96%
E	6,433	$26,973	30.45%	14.11%	29.45%	673	34.22%
HR	6,182	$21,243	31.85%	17.46%	30.85%	689	35.67%
Total	49,182	$370,859	19.31%	7.27%	18.31%	712	22.16%

The tables below show loan volume, origination amount, average credit scores and other pertinent data by Prosper Rating for originations from April 1, 2013 to June 30, 2013:

Prosper Rating	Number	Amount	Weighted Average Borrower Rate	Weighted Average Estimated Loss	Weighted Average Lender Yield	Average Experian ScorexPlus Score	Weighted Average Borrower APR
AA	341	$4,134	7.85%	1.63%	6.85%	787	9.33%
A	1,229	$16,033	11.65%	3.29%	10.65%	752	14.16%
B	1,585	$20,377	15.91%	5.15%	14.91%	733	18.70%
C	1,764	$19,684	20.20%	7.47%	19.20%	706	23.23%
D	1,160	$8,751	24.46%	10.44%	23.46%	688	27.74%
E	851	$3,187	28.25%	13.25%	27.25%	678	31.78%
HR	169	$611	31.33%	15.74%	30.33%	696	35.35%
Total	7,099	$72,777	17.37%	6.25%	16.37%	717	20.19%

PROSPER FUNDING LLC

Overview

Prosper Funding LLC (“Prosper Funding”) was formed in the state of Delaware in February 2012 as a limited liability company with its sole equity member being PMI. Prosper Funding was formed by PMI to hold borrower loans and issue borrower payment dependent notes through the platform.  Although Prosper Funding is consolidated with PMI for accounting and tax purposes, Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding.  Prosper Funding’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that Prosper Funding will become subject to bankruptcy proceedings directly.  Prosper Funding seeks to achieve this by placing certain restrictions on its activities and implementing certain formal procedures designed to expressly reinforce its status as a distinct corporate entity from PMI.

On January 22, 2013, PMI entered into an Asset Transfer Agreement with Prosper Funding (the “Asset Transfer Agreement”), pursuant to which PMI transferred substantially all of its remaining assets to Prosper Funding, including (i) all outstanding notes issued by PMI under the Indenture dated June 15, 2009 between PMI and Wells Fargo Bank, as trustee, (ii) all borrower loans held by PMI, (iii) all lender/borrower/group leader registration agreements related to the notes or the borrower loans, and (iv) all documents and information related to the foregoing, effective February 1, 2013.

On February 1, 2013, PMI made a capital contribution in excess of $3,000 to Prosper Funding and Prosper Funding commenced operations. Since February 1, 2013, all notes are issued, sold and serviced through the platform by Prosper Funding (together with the notes transferred from PMI, the “Notes”).  Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages all other aspects of the platform on behalf of Prosper Funding.

All loans requested and obtained through the platform are unsecured obligations of individual borrower members with a fixed interest rate and loan terms set at three or five years as of June 30, 2013. All loans made through the platform are funded by WebBank, an FDIC-insured, Utah chartered industrial bank.  After funding a loan, WebBank sells the loan to Prosper Funding, without recourse to WebBank, in exchange for the principal amount of the loan (together with the borrower loans transferred from PMI, the “Borrower Loans”).  WebBank does not have any obligation to purchasers of the Notes.

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

Trends and Uncertainties

The performance of current and future Borrower Loans may not be consistent with the historical trends demonstrated by prior Borrower Loans.  During 2013, Prosper Funding increased its origination volume consistently in terms of both units and total dollar amounts and hopes to continue that trend of growth into the future.  Over time, Prosper Funding expects its lender base to grow as it gains more exposure to potential borrowers and lenders and establishes its Notes as a viable investment alternative.  Prosper Funding expects the growth of its lender base will contribute to increased origination volume.

Prosper Funding’s operating plan calls for a strategy of increasing transaction volume, borrower focused marketing and improving the efficiency of the platform to increase revenue.  Prosper Funding will generate revenue through license fees earned under the Administration Agreement and servicing fees from lender members which are described more fully in the Prosper Funding LLC Notes to Condensed Financial Statements included elsewhere in this quarterly report.

The peer-to-peer lending industry remains a very innovative and unique industry.  The application of federal and state laws in areas such as securities and consumer finance to Prosper Funding’s business is still evolving. Prosper Funding will continue to monitor this evolution actively in order to identify and respond quickly to any legislative or regulatory developments that may impact the platform.

Fair Value Measurement

Upon commencement of operations on February 1, 2013, Prosper Funding began to purchase Borrower Loans originated through the platform and issue Notes, which are accounted for on a fair value basis.

Prosper Funding determines the fair values of its financial instruments based on the fair value hierarchy established in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Prosper Funding uses various valuation techniques depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models.  When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, Prosper Funding may determine fair value using assumptions that it believes a market participant would use in pricing the asset or liability.

The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short-term nature.  Short term investments, Borrower Loans held for investment, Borrower Loans, and Notes are accounted for on a fair value basis. For additional information and discussion regarding significant accounting policies surrounding fair value measurement, see Note 2, Note 3 and Note 4 to Prosper Funding’s condensed financial statements included elsewhere in this quarterly report.

Borrower Loans and Notes

Prosper Funding purchases Borrower Loans from WebBank and, if issuing Notes to lender members to fund its purchase of Borrower Loans, holds the Borrower Loans until maturity, except as may otherwise be determined in connection with the servicing of any Borrower Loan.   The obligation to repay the Notes is conditioned upon the repayment of the associated Borrower Loan owned by Prosper Funding.  Prosper Funding carries the Borrower Loans and Notes on its balance sheet as assets and liabilities, respectively.  Prosper Funding also purchases Borrower Loans from WebBank and immediately sells them to certain qualified lender members.

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

In a hypothetical transaction as of the measurement date, Prosper Funding believes that differences in the principal marketplace in which the Borrower Loans are originated and the principal marketplace in which it might offer those Borrower Loans may result in differences between the originated amount of the Borrower Loans and their fair value as of the transaction date. Changes in the fair value of Borrower Loans and Notes subject to the provisions of ASC Topic 820 are recognized in earnings; fees and costs associated with the acquisition of Borrower Loans are recognized as incurred.  Prosper Funding estimates the fair value of the Borrower Loans and Notes using a discounted cash flow methodology based upon a set of valuation assumptions it believes market participants would use for similar assets and liabilities. The main assumptions used to value the Borrower Loans and Notes include default rates, discount rates applied to each credit tranche/grade, prepayment rates, and recovery rates based upon historical data for Borrower Loans and Notes originated in prior periods.

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

As Prosper Funding receives scheduled payments of principal and interest on the Borrower Loans it in turn makes principal and interest payments on the Notes.  These principal payments reduce the carrying value of the Borrower Loans and Notes.  If Prosper Funding does not receive payments on the Borrower Loans, it is not obligated to and will not make payments on the Notes.  The fair value of a Note is approximately equal to the fair value of the corresponding Borrower Loan, less a servicing fee charged to Note holders.  If the fair value of the Borrower Loan decreases due to Prosper Funding’s expectation regarding both the likelihood of default of the loan and the amount of loss in the event of default, there will also be a corresponding decrease in the fair value of the Note (an unrealized gain related to the Note and an unrealized loss related to the Borrower Loan).

Overall, if the fair value of the Borrower Loans decrease or increase due to any changes in the PMI Group’s assumptions, there will also be a corresponding decrease or increase in the fair value of the linked Notes. As a result, the effect on the PMI Group’s earnings of adverse changes in key assumptions is mitigated.

As the PMI Group receives scheduled payments of principal and interest on the Borrower Loans it in turn makes principal and interest payments on the Notes. These principal payments reduce the carrying value of the Borrower Loans and Notes. If the PMI Group does not receive payments on the Borrower Loans, the PMI Group is not obligated to and does not make payments on the Notes. The fair value of a Note is approximately equal to the fair value of the corresponding Borrower Loan, less the service fee. If the fair value of the Borrower Loan decreases due to the PMI Group’s expectation regarding both the likelihood of default of the loan and the amount of loss in the event of default, there is also a corresponding decrease in the fair value of the Note (an unrealized gain related to the Note and an unrealized loss related to the Borrower Loan).

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at June 30, 2013 for Borrower Loans and Notes are presented in the following table:

	Borrower Loans	Notes
Discount rate assumption:	10.50%	10.50%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$186,043	$183,829
200 basis point increase	183,991	181,796
Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$190,309	$188,056
200 basis point decrease	192,528	190,254

Default rate assumption:
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$186,061	$183,850
20% higher default rates	183,733	181,546
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$190,172	$187,917
20% lower default rates	192,184	189,908

For additional information and discussion, see Note 2 and Note 3 to Prosper Funding’s condensed financial statements included elsewhere in this report.

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

Administration Fee Revenue

Prosper Funding primarily generates revenues through license fees it earns through an Administration Agreement with PMI.  The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the platform for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement relating to corporate administration, loan platform services, loan and note servicing and marketing, and (ii) PMI’s performance of its duties and obligations to WebBank in relation to loan origination and funding.  For the three months ended June 30, 2013, Prosper Funding received $1,528 in administration fee revenue from PMI.  For the six months ended June 30, 2013, Prosper Funding received $2,135 in administration fee revenue from PMI.

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

Interest Income on Borrower Loans and Interest Expense on Notes

Prosper Funding recognizes interest income on Borrower Loans using the accrual method based on the stated interest rate to the extent that Prosper Funding believes it to be collectable.  Prosper Funding records interest expense on the corresponding Note based on the contractual interest rate.

	Three months ended June 30,		Six months ended June 30,	From February 17, 2012 (date of inception) to June 30,
	2013	2012	2013	2012
Interest Income on Borrower Loans	$8,578	$-	$13,651	$-
Interest Expense on Notes	(8,128)	-	(12,946)	-
Net Interest Income (Expense) on Loans & Notes	$450	$-	$705	$-

The overall increase in net interest income for the three and six months ended June 30, 2013 was driven by the rise in the amount of Borrower Loans that Prosper Funding owned and serviced at any given point.

Cost of Revenues

Cost of Services

Prosper Funding also incurs certain recurring expenses relating to fees under the Administration Agreement with PMI, as well as its agreements with WebBank, Wells Fargo, FOLIOfn Investments, Inc. and CSC Logic, Inc.  In addition, Prosper Funding incurs certain ongoing expenses related to collateral requirements under its agreements with WebBank and Wells Fargo Bank. During the three month period ending June 30, 2013, Prosper Funding incurred $338 in cost of services. During the period from commencement of operations on February 1, 2013 through June 30, 2013, Prosper Funding incurred $563 in cost of services.

Provision for Loan Loss

Under the terms of the Notes and Lender Registration Agreements, the PMI Group may, in certain circumstances, become obligated to repurchase a Note from a lender or indemnify a lender against loss on a Note. Generally these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, and a violation of the applicable federal/state/local lending laws. The provision for loan loss is evaluated at least once a quarter and represents an estimate based on the rate of historical loan losses as a percentage of originations (which generally occur within six to nine months of origination). The provision for loan loss may include a judgmental management adjustment due to the limited operating history, changes in current economic conditions, the risk of new and as of yet undetected fraud schemes, origination unit and dollar volumes and the lack of industry comparables.  Based on the analysis of the historical provision, the provision for loan loss was $50 for the three months ended June 30, 2013.  The provision for loan loss was $149 for the six months ended June 30, 2013.

Other Income and Expenses

Change in Fair Value of Borrower Loans and Notes, net

The total fair value adjustment was $4,082 and $4,573 for Borrower Loans and Notes, respectively, resulting in a net unrealized gain of $491 for the six months ended June 30, 2013.  The amounts are included as a component of other income (expense) in the condensed consolidated statement of operations.  Since Prosper Funding did not commence operations until 2013, there were no fair value adjustments in 2012.

Operating Expenses

Administration Fee Expense

Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the platform on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI certain corporate administration fees and other variable fees based on funding volume and servicing activities.

Professional Services

Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services and other outside costs.  Professional service expenses were $5 and $17 for the three months ended June 30, 2013 and 2012, respectively, representing a decrease of $12.  Professional service expenses were $20 and $82 for the six months ended June 30, 2013 and 2012, respectively, representing a decrease of $62.  The decrease was primarily due to legal fees related to the formation of Prosper Funding diminished.

Other Operating Expense

Other expenses consist primarily of bank service charges.  Other expenses were $50 and zero for the three months ended June 30, 2013 and 2012, respectively, representing an increase of $50. Other expenses were $94 and $59 for the six months ended June 30, 2013 and 2012, respectively, representing an increase of $35. This increase is primarily due to bank service charges.

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

Income Taxes

Prosper Funding incurred no income tax provision for the three and six months ended June 30, 2013.  Prosper Funding is a US disregarded entity and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how PMI and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.

Liquidity and Capital Resources

The following table summarizes the cash flow for the six months ended June 30, 2013 and 2012, respectively:

	For the six months ended June 30, 2013	From February 17, 2012 (date of inception) to June 30, 2012
Net Loss	$1,267	$(141)

Net cash provided by operating activities	1,494	(141)
Net cash used in investing activities	(21,352)	-
Net cash provided by financing activities	23,363	146

Net Increase (decrease) in cash and cash equivalents	3,505	5
Cash and cash equivalents at the beginning of the period	5	-
Cash and cash equivalents at the end of the period	$3,510	$5

Prosper Funding has positive cash flow since commencement of operations and anticipates that it will continue to be cash flow positive through the end of 2013.  Prosper Funding has positive cash flows from operations of $1,494 for the six months ended June 30, 2013. At June 30, 2013, Prosper Funding had $3,510 in available cash and cash equivalents.  Since its inception, Prosper Funding has financed its operations primarily through capital infusions from its parent, PMI.  Prosper Funding believes that its current cash position is sufficient to meet its current liquidity needs.

Net cash provided by operating activities was $1,494 for the six months ended June 30, 2013.  The cash provided by operating activities was primarily attributable to license fees Prosper Funding received offset by fees incurred related to certain recurring expenses under the Administration Agreement with PMI, as well as its agreements with WebBank, Wells Fargo, FOLIOfn Investments, Inc. and CSC Logic, Inc.  Prosper Funding will also incur additional expense to the extent it is required to repurchase any Notes or indemnify Note holders in regard to any Notes.

Net cash used in investing activities was $21,352 for the six months ended June 30, 2013.  Net cash provided by investing activities primarily consisted of repayments of Borrower Loans held at fair value and Borrower Loan originations at fair value.

Net cash provided by financing activities was $23,363 for the six months ended June 30, 2013.  Net cash provided by financing activities mainly consisted of capital infusions contributed by PMI, proceeds from issuance of Notes and payments of Notes.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Each Registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in such Registrant’s Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the management of such Registrant, including such Registrant’s principal executive officer (“PEO”) and principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure.  Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met.  Such Registrant’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives.  Under the supervision, and with the participation, of management, including the PEO and the PFO, each Registrant has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s Interpretive Guidance in Release No. 34-55929.  Based upon this evaluation, the PEO and the PFO of such Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to such Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10: “ Commitments and Contingencies” of PMI’s Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report for information regarding

•	PMI’s NASAA settlement agreement,
•	Litigation between PMI and its insurer, and
•	Class action litigation involving PMI.

This information is incorporated into this Item by reference.

Because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, the PMI Group may be required to pay damages and other expenses, which could have a material adverse effect on the PMI Group’s consolidated financial position and results of operations. The PMI Group is not currently subject to any material legal proceedings other than the matters referenced above. Except for those matters, the PMI Group is not aware of any litigation matters that have had, or are expected to have, a material adverse effect on the PMI Group.

This Item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2012 (Part I, Item 3).

Item 1A.  Risk Factors

Not applicable for smaller reporting companies.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

On January 15, 2013, PMI entered into a Stock Purchase Agreement with certain new investors and certain of its existing investors (each, a “Share Purchaser” and, collectively, the “Share Purchasers”), pursuant to which, PMI issued and sold to such Share Purchasers (either directly or through certain of their respective affiliates) 138,681,680 shares of PMI’s new Series A preferred stock (the “Shares”) for an aggregate purchase price of $20,000. In connection with that sale, PMI also issued 51,171,951 shares at the par value $0.001 per share of Series A-1 convertible preferred stock to certain previous holders of PMI’s preferred stock who participated in the sale. The Series A-1 shares established certain liquidation rights, have no voting rights and are convertible into one share of PMI common stock for every one million shares of Series A-1 preferred stock. PMI allocated the fair value of the shares of Series A-1 preferred stock at the par value of $.001 per share from the proceeds of Series A preferred stock. Upon issuance of PMI Series A and Series A-1 preferred stock, all of PMI’s preferred stock existing prior to such issuance was converted into PMI common stock at a 1:1 ratio if the holder of the preferred stock participated in the new Series A preferred stock sale or at a 10:1 ratio if the holder of the existing preferred stock did not so participate.

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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

Date: August 14, 2013	/s/ Stephan Vermut
Stephan Vermut
Chief Executive Officer of Prosper Marketplace, Inc. Chief Executive Officer of Prosper Funding LLC
(principal executive officer)
Date: August 14, 2013	/s/ Kenneth L. Niewald
Kenneth L. Niewald
Chief Financial Officer of Prosper Marketplace, Inc. Treasurer of Prosper Funding LLC
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1
Third Amended and Restated Limited Liability Company Agreement of Prosper Funding, dated June 4, 2013 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed June 5, 2013 by Prosper Funding and PMI)

3.2	Amended and Restated Certificate of Incorporation of PMI(incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, filed August 1, 2013 by and PMI)

3.3	Prosper Funding Certificate of Formation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by Prosper Funding and PMI)

3.4	Bylaws of PMI, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed October 30, 2007 by PMI)

4.1	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association

10.1
Form of Prosper Funding Borrower Registration Agreement (incorporated by reference to Exhibit 10.1 of Post-Effective Amendment No. 2 to the Registration Statement on Form S-1, filed April 24, 2013 by Prosper Funding and PMI)

10.2
Form of Lender Registration Agreement (incorporated by reference to Exhibit 10.2 of Post-Effective Amendment No. 2 to the Registration Statement on Form S-1, filed April 24, 2013 by Prosper Funding and PMI)

10.3
Amended and Restated Services Indemnity Agreement, between Prosper Funding LLC, Prosper Marketplace, Inc., Global Securitization Services, LLC, Bernard J. Angelo and David V. DeAngelis, dated May 30, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 5, 2013 by Prosper Funding and PMI)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.3
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Funding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.4
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Funding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Funding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document