Form 10-Q
period 2013-09-30
PROSPER MARKETPLACE INC; Prosper Funding LLC
filed 2013-11-14
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at November 11, 2013
Prosper Marketplace, Inc.	13,751,076 ($.01 par value)
Prosper Funding LLC	None

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

Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share and per share amounts)

	September 30, 2013	December 31, 2012
Assets
Cash and Cash Equivalents	$29,300	$2,300
Restricted Cash	8,283	5,949
Short Term Investments	-	1,000
Accounts Receivable	214	92
Loans Held for Investment at Fair Value	137	175
Borrower Loans Receivable at Fair Value	204,131	166,900
Property and Equipment, net	3,159	1,530
Prepaid and Other Assets	681	376
Total Assets	$245,905	$178,322

Liabilities and Stockholders' Equity
Accounts Payable and Accrued Liabilities	$4,345	$4,766
Class Action Settlement Liability	10,000	-
Notes at Fair Value	204,465	167,478
Repurchase Liability for Unvested Restricted Stock Awards	646	-
Loan Loss Reserve	61	41
Total Liabilities	219,517	172,285

Commitments and Contingencies (see Note 10)

Stockholders' Equity
Convertible preferred stock – Series A-F, $0.01 par value; zero and 7,195,813 shares authorized, issued and outstanding as of September 30, 2013 and December 31, 2012, respectively. Aggregate liquidation preference of zero and $51,172 as of September 30, 2013 and December 31, 2012, respectively.	-	72
Convertible preferred stock – Series A '13, A-1 '13 and B '13, $0.01 par value; 27,274,068 and zero shares authorized, issued and outstanding as of September 30, 2013 and December 31, 2012, respectively. Aggregate liquidation preferences of $96,172 and zero as of September 30, 2013 and December 31, 2012, respectively.	273	-
Common stock – $0.01 par value; 41,487,465 shares authorized; 13,799,063 issued and outstanding as of September 30, 2013; and 8,263,000 shares authorized; 300,674 issued and outstanding as of December 31, 2012.	75	5
Additional Paid - in Capital	128,045	83,150
Less: Treasury Stock	(291)	(291)
Accumulated Deficit	(101,714)	(76,899)
Total Stockholders' Equity	26,388	6,037
Total Liabilities and Stockholders' Equity	$245,905	$178,322

The number of shares issued and outstanding reflects a 1-for-10 reverse stock split effected by the Company on October 29, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Origination Fees	$4,409	$2,083	$9,323	$5,223
Interest Income on Borrower Loans	9,039	5,027	25,348	15,437
Interest Expense on Notes	(8,435)	(4,716)	(23,888)	(14,618)
Rebates and Promotions	(471)	(455)	(1,133)	(1,004)
Total Revenues	4,542	1,939	9,650	5,038

Cost of Revenues
Cost of Services	(508)	(375)	(1,490)	(1,056)
Reversal of (Provision for) Loan Losses	58	(5)	(119)	(17)
Net Revenues	4,092	1,559	8,041	3,965

Expenses
Compensation and Benefits	3,224	2,778	8,999	7,584
Marketing and Advertising	4,676	1,578	10,126	3,980
Depreciation and Amortization	228	167	643	493
Professional Services	399	863	1,781	2,496
Facilities and Maintenance	530	302	1,323	927
Class Action Settlement	-	-	10,000	-
Other	410	320	1,235	1,170
Total Expenses	9,467	6,008	34,107	16,650
Loss Before Other Income and Expenses	(5,375)	(4,449)	(26,066)	(12,685)

Other Income and Expenses
Interest Income	1	1	1	6
Change in Fair Value on Borrower Loans, Loans Held for Investment and Notes, net	91	316	578	836
Loss on Impairment of Fixed Assets	-	-	(62)	-
Other Income	320	145	734	235
Total Other Income and Expenses	412	462	1,251	1,077

Loss Before Income Taxes	(4,963)	(3,987)	(24,815)	(11,608)
Provision or Income Taxes	-	-	-	-
Net Loss	$(4,963)	$(3,987)	$(24,815)	$(11,608)

Net loss per share – basic and diluted	$(0.72)	$(13.70)	$(4.05)	$(40.05)
Weighted – average shares - basic and diluted net loss per share	6,927,648	290,979	6,119,987	289,823

The weighted average number of shares and the net loss per share reflect a 1-for-10 reverse stock split effected by the Company on October 29, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands, except for share and per share amounts)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance as of January 1, 2013	7,195,813	$72	482,938	$5	(182,264)	$(291)	$83,150	$(76,899)	$6,037
Issuance of convertible preferred stock, Series A'13, net of issuance costs	13,868,152	139	-	-	-	-	19,705	-	19,844
Issuance of convertible preferred stock, Series A-1'13	5,117,182	51	-	-	-	-	-	-	51
Issuance of convertible preferred stock, Series B'13, net of issuance costs	8,288,734	83	-	-	-	-	24,797	-	24,880
Conversion of Preferred Series A-F	(7,195,813)	(72)	6,191,270	62	-	-	10	-	-
Exercise of vested stock options	-	-	824,502	8	-	-	199	-	207
Exercise of nonvested stock options	-	-	6,499,459	-	-	-	-	-	-
Repurchase of restricted stock	-	-	(37,662)	-	-	-	-	-	-
Exercise of common stock warrants	-	-	820	-	-	-	-	-	-
Compensation expense	-	-	-	-	-	-	184	-	184
Net loss	-	-	-	-	-	-	-	(24,815)	(24,815)
Balance as of September 30, 2013	27,274,068	$273	13,961,327	$75	(182,264)	$(291)	$128,045	$(101,714)	$26,388

The number of shares reflects a 1-for-10 reverse stock split effected by the Company on October 29, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except for share and per share amounts)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(24,815)	$(11,608)
Adjustments to Reconcile net loss to net cash used in Operating Activities:
Change in Fair Value of Borrower Loans	3,903	(2,913)
Change in Fair Value of Notes	(4,484)	2,063
Depreciation and Amortization	643	493
Change in Loan loss Reserve	20	13
Stock-based Compensation Expense	184	262
Loss on Impairment of Fixed Assets	62	–
Change in Fair Value of Loans Held for Investment	3	14
Issuance of Common Stock Warrants	–	53
Changes in Operating Assets and Liabilities:
Class action Settlement Liability	10,000	–
Restricted Cash	(2,334)	(1,000)
Receivables	(122)	(64)
Prepaid and Other Assets	(305)	(188)
Accounts Payable and Accrued Liabilities	(421)	1,215
Net Cash used in Operating Activities	(17,666)	(11,660)

Cash flows from investing activities:
Origination of Borrower Loans Held at Fair Value	(118,349)	(116,148)
Repayment of Borrower Loans Held at Fair Value	77,215	46,277
Purchases of Property and Equipment	(2,334)	(553)
Maturities of Short term Investments	1,000	8,998
Repayment of Loans Held for Investment at Fair Value	106	94
Origination of Loans Held for Investment at Fair Value	(71)	(164)
Purchases of Short – term Investments	–	(3,000)
Net Cash used in Investing Activities	(42,433)	(64,496)

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	118,349	116,148
Payment of Notes Held at Fair Value	(76,878)	(45,193)
Proceeds from Issuance of Convertible Preferred Stock	45,000	–
Proceeds from Early Exercise of Stock Options	650	–
Proceeds from Exercise of Vested Stock Options	207	19
Repurchase of restricted stock	(4)	–
Issuance Costs of Convertible Preferred Stock	(225)	–
Net Cash provided by Financing Activities	87,099	70,974

Net Increase (decrease) in Cash and Cash Equivalents	27,000	(5,182)
Cash and Cash Equivalents at beginning of the period	2,300	9,216
Cash and Cash Equivalents at end of the period	$29,300	$4,034

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$23,844	$14,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except for share and per share amounts)

1.	Organization and Business

Prosper Marketplace, Inc. (“PMI”) was incorporated in the state of Delaware on March 22, 2005. PMI developed and operated a peer-to-peer online credit platform (the “platform”) that permitted its borrower members to apply for loans and lender members to purchase notes (“Notes”) issued by PMI, the proceeds of which facilitated the funding of specific loans to borrowers. On February 1, 2013, PMI transferred ownership of the platform, including all of the rights related to the operation of the platform, to its wholly-owned subsidiary, Prosper Funding LLC (“Prosper Funding” and, collectively with PMI (“PMI Group”). Since February 1, 2013, all Notes issued and sold through the platform are issued and sold by Prosper Funding.  Pursuant to the Loan Account Program Agreement between PMI and WebBank, dated as of September 14, 2010, PMI manages the operation of the platform, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the making of related loans by WebBank and the funding of such loans by WebBank. On February 1, 2013, Prosper Funding LLC entered into an Administration Agreement with PMI in its capacity as licensee, corporate administrator, loan platform administrator and loan and note servicer in which PMI provides certain back office support, loan platform administration and loan and note servicing to Prosper Funding.

The platform enables borrower members to request and obtain personal, unsecured loans by posting anonymous “listings” on the platform. Loan terms are subject to minimum and maximum loan amounts determined by the borrower’s credit bureau score and Prosper score, at interest rates set by PMI. PMI sets the interest rates for borrower loans based on Prosper Ratings, as well as additional factors, such as estimated loss rate, loan terms, general economic environment, previous Prosper loans and competitive conditions. As of September 30, 2013, borrowers could create loan listings from $2 up to $35.

All loans requested and obtained through the platform are unsecured obligations of individual borrower members with a fixed interest rate and loan terms set at three or five years as of September 30, 2013. All loans made through the platform are funded by WebBank, an FDIC-insured, Utah chartered industrial bank. After funding a loan, WebBank sells the loan to PMI (prior to February 1, 2013) or Prosper Funding (on or after February 1, 2013), without recourse to WebBank, in exchange for the principal amount of the loan (the “Borrower Loans”). WebBank does not have any obligation to purchasers of the Notes.

As reflected in the accompanying condensed consolidated financial statements, net losses and negative cash flows were incurred from operations since inception.  An accumulated deficit of $101,714 was incurred as of September 30, 2013.  At September 30, 2013, $29,300 in cash and cash equivalents was being held. Since its inception, operations have been financed primarily through equity financing from various sources and is dependent upon raising additional capital or debt financing to fund its current operating plan.  Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect the ability to achieve its business objectives and continue as a going concern.  Further, there can be no assurances as to the availability or terms upon which the required financing and capital might be available.  On January 15, 2013, PMI entered into The Series A Preferred Stock Purchase Agreement with certain new investors and certain of its existing investors (each, a “Series A Share Purchaser” and, collectively, the “Series A Share Purchasers”), pursuant to which PMI issued and sold to such Series A Share Purchasers, either directly or through certain of their respective affiliates, 13,868,152 shares of PMI’s Series A preferred stock and 5,117,182 of Series A-1 preferred stock for an aggregate purchase price of $19,844, net of issuance costs.  On September 23, 2013, PMI entered into The Series B Preferred Stock Purchase Agreement with certain new investors and certain of its existing investors (each, a “Series B Share Purchaser” and, collectively, the “Series B Share Purchasers”), pursuant to which PMI issued and sold to such Series B Share Purchasers, either directly or through certain of their respective affiliates, 8,288,734 shares of PMI’s Series B preferred stock for an aggregate purchase price of $24,880, net of issuance costs.  See Note 7, Stockholders’ Equity, for additional information.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, including those of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year of any other interim period.

The accompanying interim condensed consolidated financial statements include the accounts of PMI and its wholly-owned subsidiary Prosper Funding. All intercompany balances and transactions between Prosper Funding and PMI have been eliminated in consolidation.

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of borrower loans receivable and associated member payment dependent notes, valuation allowance on deferred tax assets, provision for loan losses, stock-based compensation expense, and contingent liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Restricted Cash

Restricted cash consists primarily of cash deposits held as collateral as required for loan funding and servicing activities.

Short – Term Investments

Short term investments consist of highly liquid instruments with original maturity periods greater than three months and less than 12 months.

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

Borrower Loans and Notes are accounted for on a fair value basis.

The following tables present the assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

September 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans Receivable	$-	$-	$204,131	$204,131
Certificates of Deposit	-	1,438	-	1,438
Loans Held for Investment	-	-	137	137
Liabilities	-	-	-	-
Notes	-	-	204,465	204,465

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short – Term Investments	$1,000	$-	$-	$1,000
Certificates of Deposit	-	1,618	-	1,618
Borrower Loans Receivable	-	-	166,900	166,900
Borrower Loans Held for Investment	-	-	175	175
Liabilities
Notes	-	-	167,478	167,478

Short term investments consist of United States Treasuries with original maturity periods greater than three months and less than 12 months. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that PMI Group has the ability to access. PMI Group classifies United States Treasuries as Level 1 assets which it intends to hold until maturity.

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

Earned Vacations

The Company has a flexible vacation plan for its employees under which employees are entitled to take vacations for such periods of time that do not interfere with the orderly performance of their job responsibilities. Accordingly, no accrual for unpaid vacation pay has been included in the financial statements.

Internal Use Software and Website Development

Internal use software costs and website development costs are accounted for, in accordance with ASC Topic 350-40, Internal Use Software, and ASC Topic 350-50, Website Development Costs. In accordance with ASC Topic 350-40 and 350-50, the costs to develop software for the website and other internal uses are capitalized when management has authorized and committed project funding, preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Capitalized software development costs primarily include software licenses acquired, fees paid to outside consultants, and salaries and payroll related costs for employees directly involved in the development efforts.

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

Interest Income on Borrower Loans Receivable and Interest Expense on Notes

Interest income on Borrower Loans is recognized using the accrual method based on the stated interest rate to the extent that is believed it to be collectable.  Interest expense is recorded on the corresponding Notes based on the contractual interest rate.  Below is a table that summarizes the gross interest income and expense for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest Income on Borrower Loans	$9,039	$5,027	$25,348	$15,437
Interest Expense on Notes	(8,435)	(4,716)	(23,888)	(14,618)
Net Interest Income	$604	$311	$1,460	$819

Marketing and Advertising Expense

Under the provisions of ASC Topic 720, Other Expenses, the costs of advertising are expensed as incurred. Marketing and advertising costs were $4,676 and $1,578 for the three months ended September 30, 2013 and 2012, respectively. Marketing and advertising costs were $10,126 and $3,980 for the nine months ended September 30, 2013 and 2012, respectively.

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

Net Loss Per Share

Net loss per share is computed in accordance with ASC Topic 260, Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common shareholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At September 30, 2013, there were outstanding convertible preferred stock, warrants and options convertible into 22,156,922,  218,797 and 979,483 common shares, respectively, which may dilute future earnings per share. At September 30, 2012, there were outstanding convertible preferred stock, warrants and options convertible into 7,195,770, 260,971 and 1,291,420 common shares, respectively, which may dilute future earnings per share. The weighted average number of shares and the loss per share reflect a 1-for-10 reverse stock split effected by the Company on October 29, 2013. By reporting a net loss for the three and nine months ended September 30, 2013 and 2012, potentially dilutive securities are excluded from the computation of net loss per share, as their effect would be antidilutive.

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

Under ASC Topic 740, the policy to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes did not change.  U.S. Federal, California and other state income tax returns are filed.  PMI Group are currently not undergoing to any income tax examinations. Due to the net operating loss, generally all tax years remain open.

Comprehensive Income

There is no comprehensive income (loss) other than the net income (loss) disclosed in the condensed consolidated statement of operations.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a material impact on our results of operations, financial position or cash flows.

3.	Borrower Loans and Notes Held at Fair Value

The following tables present the assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

September 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans Receivable	$-	$-	$204,131	$204,131
Loans Held for Investment	-	-	137	137
Liabilities	-	-	-	-
Notes	-	-	204,465	204,465

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short – Term Investments	$1,000	$-	$-	$1,000
Borrower Loans Receivable	-	-	166,900	166,900
Borrower Loans Held for Investment	-	-	175	175
Liabilities
Notes	-	-	167,478	167,478

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

For Borrower Loans originated and Notes, the following average assumptions to determine the fair value as of September 30:

	2013	2012
Monthly prepayment rate speed	1.50%	1.60%
Recovery rate	2.50%	5.39%
Discount rate *	10.00%	9.97%

*	This is the average discount rate among all of the credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at September 30, 2013 for Borrower Loans and Notes are presented in the following table:

	Borrower Loans	Notes
Discount rate assumption:	10.00%	10.00%
Resulting fair value from:
100 basis point increase	$202,015	$199,663
200 basis point increase	199,623	197,271
Resulting fair value from:
100 basis point decrease	$206,953	$204,550
200 basis point decrease	209,509	207,074

Default rate assumption:
Resulting fair value from:
10% higher default rates	$202,295	$199,926
20% higher default rates	199,450	197,127
Resulting fair value from:
10% lower default rates	$206,651	$204,234
20% lower default rates	208,796	206,364

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Investment	Total
Balance at January 1, 2012	$75,763	$(76,160)	$137	$(260)
Originations	153,175	(153,175)	182	182
Principal repayments and credit losses	(66,840)	65,690	(133)	(1,283)
Change in fair value on Borrower Loans and Notes	4,802	(3,833)	-	969
Change in fair value of loans held for investment	-	-	(11)	(11)
Balance at December 31, 2012	$166,900	$(167,478)	$175	$(403)
Originations	118,349	(118,349)	71	71
Principal repayments and credit losses	(77,215)	76,878	(106)	(443)
Change in fair value on Borrower Loans and Notes	(3,903)	4,484	-	581
Change in fair value of loans held for investment	-	-	(3)	(3)
Balance at September 30, 2013	$204,131	$(204,465)	$137	$(197)

Due to the recent origination of the Borrower Loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  There were no outstanding Borrower Loans or Notes originated or issued prior to July 13, 2009.  Of the Borrower Loans originated from July 13, 2009 to September 30, 2013, 285 loans, which were 90 days or more delinquent, totaled an aggregate principal amount of $1,489 and a fair value of $144 as of September 30, 2013.  From July 13, 2009 to September 30, 2012, 214 loans, which were 90 days or more delinquent, totaled an aggregate principal amount of $1,061 and a fair value of $165.

No other assets or other liabilities were carried at fair value as of September 30, 2013 and December 31, 2012.

4.	Loans Held for Investment at Fair Value

As of September 30, 2013, a total of $137 of Borrower Loans originated through the platform is presented as Loans Held for Investment in the accompanying condensed consolidated balance sheets. When a borrower member loan has been funded in whole, or in part, the portion of the borrower’s monthly loan payment that corresponds to the percentage of the loan that is funded is retained. In these cases, interest income is recorded on these Borrower Loans.

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

The fair value adjustment on these Borrower Loans held for investment was zero and $3, which is included in earnings for the three and nine months ended September 30, 2013.  As of September 30, 2013, $225 in payments was received on these Borrower Loans.  As of September 30, 2013, there was $37 in Borrower Loans held for investment that were charged-off.

5.	Loan Loss Reserve

For the three and nine months ended September 30, 2013, the reversal of (provision for) loan losses was $58 and ($119), respectively.  For the three and nine months ended September 30, 2012, the provision for loan losses was ($5) and ($17), respectively.  The balance of the loan loss reserve as of September 30, 2013 and December 31, 2012, was $61 and $41, respectively.

6.	Net Loss Per Share

Net loss per share is computed in accordance with ASC Topic 260. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The weighted average number of shares and the loss per share reflect a 10-for-1 reverse stock split effected by the Company on October29, 2013.

The Company uses the two-class method to compute net loss per share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Prior to their conversion to common shares, each series of the Company’s Preferred Stock was entitled to participate on an as-if-converted basis in distributions, when and if declared by the board of directors, that were made to common stockholders and as a result these shares were considered participating securities. During the nine months ended September 2013, certain shares issued as a result of the early exercise of stock options, which are subject to repurchase by the Company, were entitled to receive non-forfeitable dividends during the vesting period and as a result were considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three and nine months ended September 30, 2013 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Due to losses attributable to common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	Nine Months ended September 30,
	2013	2012
Excluded Securities:	(shares)	(shares)
Convertible preferred stock issued and outstanding	22,156,922	7,195,770
Stock options issued and outstanding	979,483	1,291,420
Unvested stock options exercised	6,461,797	-
Warrants issued and outstanding	218,797	260,971
Total common stock equivalents excluded from diluted net loss per common share computation	29,816,999	8,748,161

The number of shares issued and outstanding reflect a 1-for-10 reverse stock split effected by the Company on October 29, 2013.

7.	Stockholders’ Equity

Preferred Stock

Under PMI's certificate of incorporation, preferred stock is issuable in series, and PMI’s board of directors (the “Board of Directors”) is authorized to determine the rights, preferences, and terms of each series.

In January 2013, PMI issued and sold 13,868,152 shares of new Series A (“Series A”) preferred stock in a private placement at a purchase price of $1.44 per share for $19,844, net of issuance costs.  In connection with that sale, PMI issued 5,117,182 shares at par value $0.01 per share of Series A-1 (“Series A-1”) convertible preferred stock to certain previous holders of PMI’s original Series A, Series B, Series C, Series D, Series E and Series F preferred stock who participated in the sale. Upon issuance of the new Series A and Series A-1 preferred stock, all of PMI’s preferred stock existing prior to such issuance was converted into PMI common stock at a 1:1 ratio if the holder of the preferred stock participated in the new Series A preferred stock sale or at a 10:1 ratio if the holder of the preferred stock did not so participate.  These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.  In September 2013, PMI issued and sold 8,288,734 shares of new Series B (“Series B”) preferred stock in a private placement at a purchase price of $3.02 per share for approximately $24,880, net of issuance costs.

Convertible Preferred Stock	Par Value	Authorized, Issued and Outstanding shares as of September 30, 2013	Balance September 30, 2013	Liquidation Preference
Series A '13	$0.01	13,868,152	139	$20,000
Series A-1 '13	0.01	5,117,182	51	51,172
Series B '13	0.01	8,288,734	83	25,000
		27,274,068	$273	$96,172

The number of shares issued and outstanding reflect a 1-for-10 reverse stock split effected by the Company on October 29, 2013.

Convertible Preferred Stock	Par Value	Authorized, Issued and Outstanding shares as of September 30, 2013	Balance September 30, 2013	Authorized, Issued and Outstanding shares as of December 31, 2012	Balance December 31, 2012
Series A	$0.01	-	$-	402,400
Series B	0.01	-	-	331,038
Series C	0.01	-	-	206,356
Series D	0.01	-	-	2,034,070
Series E	0.01	-	-	2,322,275
Series E-1	0.01	-	-	1,000,000
Series F	0.01	-	-	899,674
		-	$-	7,195,813	$72

Dividends

Dividends on shares of the new Series A and Series B preferred stock are payable only when, as, and if declared by the Board of Directors.  No dividends will be paid with respect to the common stock or Series A-1 preferred stock or Series B preferred stock until any declared dividends on the Series A preferred stock and Series B preferred stock have been paid or set aside for payment to the Series A preferred stock holders and the Series B preferred stock holders.  Holders of Series A-1 preferred stock and Series B preferred stock are not entitled to receive dividends in preference and priority to, or on a pari passu basis with, the other preferred stock or the common stock. To date, no dividends have been declared on any of PMI’s preferred stock or common stock, and there are no dividends in arrears at September 30, 2013.

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

On September 23, 2013, PMI entered into an equity financing transaction with certain new investors and certain of its existing investors (each, a “Series B Share Purchaser” and, collectively, the “Series B Share Purchasers”), pursuant to which, PMI issued and sold to such Series B Share Purchasers (either directly or through certain of their respective affiliates) 8,288,734 shares of PMI’s Series B Preferred Stock (the “Shares”) for an aggregate purchase price of $24,880, net of issuance costs. Under the terms of the Shares, the Share Purchasers have the right to convert the Shares into common stock at any time. In addition, the Shares automatically convert into common stock (i) immediately prior to the closing of an IPO that values PMI at least at $200,000 and that results in aggregate proceeds to PMI of at least $40,000 or (ii) upon a written request from the holders of at least 60% of the voting power of the outstanding Preferred Stock (on an as-converted basis) including at least 14% of the voting power of the outstanding Series A-1 Preferred Stock. In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by PMI’s Board of Directors (the “Board”). At present, the Series B Preferred Stock converts into PMI common stock at a 1:1 ratio.

Liquidation Rights

PMI issued 5,117,182 shares at the par value $0.01 per share of Series A-1 convertible preferred stock to certain previous holders of PMI’s preferred stock who participated in the new Series A preferred stock sale. The Series A-1 shares established certain liquidation rights, have no voting rights and are convertible into one share of PMI common stock for every one million shares of Series A-1 preferred stock. PMI allocated the fair value of the shares of Series A-1 preferred stock at the par value of $0.01 per share from the proceeds of new Series A preferred stock. Upon issuance of PMI’s new Series A and Series A-1 preferred stock, all of PMI’s preferred stock existing prior to such issuance was converted into PMI common stock at a 1:1 ratio if the holder of the preferred stock participated in the new Series A preferred stock sale or at a 10:1 ratio if the holder of the preferred stock did not so participate.

The number of shares reflects a 1-for-10 reverse stock split effected by the Company on October 29, 2013.

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

Common Stock

PMI, through its certificate of incorporation, is the sole issuer of common stock and related options and warrants. PMI was authorized to issue up to 41,487,465 shares of common stock, $0.01 par value, of which 13,799,063 shares were issued and outstanding as of September 30, 2013.  As of December 31, 2012, there were 8,263,000 shares of common stock authorized, $0.01 par value, of which 482,938 shares were issued and outstanding.  Each holder of common stock shall be entitled to one vote for each share of common stock held.

On October 29, 2013, the Company amended and restated its Certificate of Incorporation to effect a 1-for-10 reverse stock split. The total number of shares of stock which the Company shall have the authority to issue is 68,761,533, consisting of 41,487,465 shares of Common Stock, $0.01 par value per share, and 27,274,068 Preferred Stock, $0.01 par value per share, 13,868,152 of which are designated as "Series A Preferred Stock," 5,117,182 of which are designated as "Series B Preferred Stock." Each tens shares of Common Stock issued and outstanding immediately prior to the effective date shall be combined and converted into one share of Common Stock; each ten shares of Series A Preferred Stock, Series A-1 Preferred Stock, Series B Preferred Stock, issued and outstanding immediately prior to the effective date, shall be combined and converted into one share of Series A Preferred Stock, Series A-1 Preferred Stock Series B Preferred Stock, respectively. No fractional shares shall be issued in connection with the reverse stock split and stockholders who otherwise would be entitled to receive fractional shares of Common Stock or Preferred Stock will be entitled to receive cash in lieu of such fractional shares.

Common Stock Issued upon Exercise of Stock Options

For the nine months ended September 30, 2013 and 2012, PMI issued 7,286,299 and 13,388 shares of common stock, respectively, upon the exercise of options for cash proceeds of $8 and $19, respectively, of which 6,499,459 and zero were unvested, respectively. Certain options are eligible for exercise prior to vesting. Shares issued as a result of early exercise may be subject to repurchase by the Company upon termination of employment or services, at the lesser of the price paid or the fair value of the shares on the repurchase date. At September 30, 2013 and 2012, there were zero shares of common stock outstanding subject to the Company’s right of repurchase. The Company recorded a liability for the exercise of unvested shares, which will be reclassified to common stock and additional paid-in capital as the shares vest.

For the nine months ended September 30, 2013, the Company repurchased 37,662 shares of restricted stock upon termination of employment of various employees. For the nine months ended September 30, 2012, there were no repurchases of restricted stock.

The number of shares reflects a 1-for-10 reverse stock split effected by the Company on October 29, 2013.

Common Stock Issued upon Exercise of Stock Warrants

For the nine months ended September 30, 2013 PMI issued 820 shares of common stock upon the exercise of warrants for $0.01 per share. The number of shares reflects a 1-for-10 reverse stock split effected by the Company on October 29, 2013.

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

At December 31, 2012, there were 1,523,966 stock options available for grant under the 2005 Stock Option Plan (the “Plan”). During the first nine months of 2013, the Board of Directors increased the total number of options under the plan by an additional 11,110,825 for a total of 12,634,791 available for grant.

Option activity under the Option Plan is summarized as follows for the periods below:

The share amounts and share prices reflect a 1-for-10 reverse stock split effected by the Company on October 29, 2013.

	Options Issued	Weighted-
	and Outstanding	Average Exercise
		Price

Balance as of January 1, 2012	1,208,762	$2.10
Options granted (weighted – average fair value of $0.11)	288,796	1.70
Options exercised	(13,389)	1.40
Options canceled	(192,749)	2.20
Balance as of September 30, 2012	1,291,420	$2.00

Balance as of January 1, 2013	1,173,816	$2.00
Options granted (weighted – average fair value of $0.01)	7,912,949	0.10
Options exercised - vested	(967,128)	0.20
Options exercised - nonvested	(6,356,845)	0.10
Options canceled	(783,309)	1.80
Balance as of Sept 30, 2013	979,483	$1.90

Options outstanding and exercisable at Sept 30, 2013	561,241	$1.30

The number of options reflects a 1-for-10 reverse stock split effected by the Company on October 29, 2013.

Other Information Regarding Stock Options

Additional information regarding PMI common stock options outstanding as of September 30, 2013 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted – Avg. Remaining Life	Weighted – Avg. Exercise Price	Intrinsic Value	Number Vested	Weighted - Avg. Exercise Price	Intrinsic Value
$0.10 - $0.10	302,196	9.87	$0.10	$-	51,925	$0.10	$-
$1.20 - $1.20	171,187	7.96	1.20	-	119,216	1.20	-
$1.70 - $1.70	172,173	8.64	1.70	-	66,930	1.70	-
$2.00 - $2.00	300,077	6.81	2.00	-	289,320	2.00	-
$2.50 - $2.50	1,500	1.8	2.50	-	1,500	2.50	-
$5.00 - $5.00	11,000	2.92	5.00	-	11,000	5.00	-
$5.60 - $5.60	18,250	5.96	5.60	-	18,250	5.60	-
$19.40 - $19.40	3,100	5.3	19.40	-	3,100	19.40	-
$0.10 - $19.40	979,483	8.21	$1.40	$-	561,241	$1.30	$-

The number of options reflects a 1-for-10 reverse stock split effected by the Company on October 29, 2013.

The intrinsic value is calculated as the difference between the value of PMI's common stock at September 30, 2013, which was $0.01 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 reflect the expenses that PMI expects to recognize after the consideration of estimated forfeitures.

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

The fair value of PMI stock option awards for the three and nine months ended September 30, 2013 and 2012 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Volatility of common stock	69.57%	75.00%	69.56%	76.20%
Risk-free interest rate	1.39%	0.72%	1.90%	0.86%
Expected life*	5.8 years	5.1 years	5.8 years	5.0 years
Dividend yield	0%	0%	0%	0%
Weighted-average fair value of grants	$0.01	$0.10	$0.01	$0.10

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

Total stock-based compensation expense for PMI employees reflected in the statements of operations for the nine months ended September 30, 2013 and 2012 is approximately $184 and $272, respectively, and $100 and $103 for the three months ended September 30, 2013 and 2012.  As of September 30, 2013, the unamortized stock-based compensation expense related to PMI employees’ unvested stock-based awards was approximately $322, which will be recognized over the remaining weighted average vesting period of approximately 3.0 years.

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

Due to the book and tax net losses incurred during the nine months ended September 30, 2013 and 2012, zero income tax expense has been incurred during those periods. In addition, substantial historical losses have been incurred and the company has maintained a full valuation allowance against its net deferred tax assets because the realization of those deferred tax assets is dependent upon future earnings, and the amount and timing of those earnings, if any is uncertain.

10.	Commitments and Contingencies

Future Minimum Lease Payments

The corporate office and co-location facility is under non-cancelable operating leases that expire in December 2014 and August 2014, respectively.

Future minimum rental payments under these leases as of September 30, 2013 are as follows:

2013	$132
2014	502
Total future operating lease obligations	$634

Rental expense under premises-operating lease arrangements was $165 and $502 for the three and nine months ended September 30, 2013 and $134 and $398 for the corresponding periods during 2012, respectively.

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

On April 21, 2009, PMI and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between PMI and the states in which PMI offered loan notes for sale prior to November 2008. The consent order involves payment by PMI of up to an aggregate of $1,000 in penalties, which have been allocated among the states based on PMI’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1,000 in exchange for its agreement to terminate, or refrain from initiating, any investigation of PMI’s note sale activities prior to November 2008.  Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order.  However, no state is obliged to do so, and there is no deadline by which a state must make its decision. PMI is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against PMI, subject to any applicable statute of limitations. As of September 30, 2013, PMI Group has entered into consent orders with thirty-four states and has paid an aggregate of $466 in penalties to those states.

As of September 30, 2013 and December 31, 2012, PMI Group had accrued approximately $248 and $248, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1,000 maximum fee pro-rata by state, using PMI’s note sales from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order, assigning likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, PMI Group considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against PMI; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments.  PMI Group will continue to evaluate this accrual and related assumptions as new information becomes known.

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

On July 19, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the Hellum Litigation pending before the Superior Court, entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Settlement”) setting forth an agreement to settle all claims related thereto. In connection with the Settlement, PMI agreed to pay the plaintiffs, and took the charge on the income statement, an aggregate amount of $10,000, payable according to the following schedule: (i) $2,000 within 10 days of entry of an order by the Court granting preliminary approval of the settlement (“Preliminary Approval”); (ii) $2,000 on the one-year anniversary of Preliminary Approval; (iii) $3,000 on the two-year anniversary of Preliminary Approval; and (iv) $3,000 on the three-year anniversary of Preliminary Approval. The settlement is subject to final approval by the Superior Court. Subject to satisfaction of the conditions set forth in the Settlement, the defendants will be released by the plaintiffs from all claims concerning or arising out of the offering of promissory notes on the platform from January 1, 2006 through October 14, 2008.

As a result of the Settlement, PMI recorded the Settlement in the condensed consolidated statement of operations and a reserve for class action settlement liability of $10,000 in the condensed consolidated balance sheet as of September 30, 2013.

11.	Related Parties

PMI Group’s executive officers, directors who are not executive officers, and certain affiliates participate on PMI Group’s lending platform by placing bids and purchasing Notes.  The aggregate amount of Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of PMI Group as of September 30, 2013 and 2012 are summarized below:

Related Party	Aggregate Amount of Borrower Loans and Notes Purchased September 30,		Income Earned on Borrower Loans and Notes for the nine months ended September 30,
	2013	2012	2013	2012
Executive officers and management	$806	$227	$30	$13
Directors	4,578	3,127	204	223
	$5,384	$3,354	$234	$236

The Notes and Borrower Loans were obtained on terms and conditions that were not more favorable than those obtained by other Note and Borrower Loan purchasers. Of the total aggregate amount of Notes and Borrower Loans purchased since inception approximately $359 or 7% and $148 or 4% of principal has been charged off through September 30, 2013 and 2012, respectively. The revenue earned is approximately $14 and $12 in servicing fee revenue related to these Notes and Borrower Loans for the nine months ended September 30, 2013 and 2012, respectively.

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

On October 29, 2013, the Company amended and restated its Certificate of Incorporation to effect a 1-for-10 reverse stock split. The total number of shares of stock which the Company shall have the authority to issue is 68,761,533, consisting of 41,487,465 shares of Common Stock, $0.01 par value per share, and 27,274,068 Preferred Stock, $0.01 par value per share, 13,868,152 of which are designated as "Series A Preferred Stock," 5,117,182 of which are designated as "Series B Preferred Stock." Each tens shares of Common Stock issued and outstanding immediately prior to the effective date shall be combined and converted into one share of Common Stock; each ten sahres of Series A Preferred Stock, Series A-1 Preferred Stock, Series B Preferred Stock, issued and outstanding immediately prior to the effective date, shall be combined and converted into one share of Series A Preferred Stock, Series A-1 Preferred Stock Series B Preferred Stock, respectively. No fractional shares shall be issued in connection with the reverse stock split and stockholders who otherwise would be entitled to recieve fractional shares of Common Stock or Preferred Stock will be entitled to receive cash in lieu of such fractional shares.

Schedule I

Prosper Funding LLC
Condensed Balance Sheets
(Unaudited)
(amounts in thousands)

	September 30, 2013	December 31, 2012
Assets
Cash and Cash Equivalents	$3,167	$5
Restricted Cash	5,113	-
Loans Held for Investment at Fair Value	137	-
Borrower Loans Receivable at Fair Value	204,131	-
Property and Equipment, net	1,593	-
Total Assets	$214,141	$5

Liabilities and Stockholders' Equity
Accounts Payable and Accrued Liabilities	$1,312	$-
Notes at Fair Value	204,465	-
Loan Loss Reserve	61	-
Intercompany Payable	518	-
Total Liabilities	206,356	-

Member's Equity
Member's Equity	6,075	210
Retained Earnings (Accumulated Deficit)	1,710	(205)
Total Member's Equity	7,785	5
Total Liabilities and Member's Equity	$214,141	$5

The accompanying notes are an integral part of these condensed financial statements.

Prosper Funding LLC
Condensed Statements of Operations
(Unaudited)
(amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,	From February 17, 2012 (date of inception) to September 30,
	2013	2012	2013	2012
Revenues
Administration Fee Revenue - Related Party	$2,042	$-	$4,178	$-
Interest Income on Borrower Loans	9,039	-	22,687	-
Interest Expense on Notes	(8,435)	-	(21,380)	-
Total Revenues	2,646	-	5,485	-

Cost of Revenues
Cost of Services	(357)	-	(920)	-
Reversal of (Provision for) Loan Losses	66	-	(83)	-
Net revenues	2,355	-	4,482	-

Expenses
Administration Fee Expense - Related Party	1,521	-	2,534	-
Depreciation and Amortization	149	-	355	-
Professional Services	6	8	26	90
Other	62	19	157	78
Total Expenses	1,738	27	3,072	168
Income (Loss) Before Other Income and Expenses	617	(27)	1,410	(168)

Other Income and Expenses
Change in Fair Value of Borrower Loans, Loans Held for Investment and Notes, net	91	-	578	-
Other Expense	(58)	-	(73)	-
Total Other Income and Expenses, net	33	-	505	-

Income (Loss) Before Income Taxes	650	(27)	1,915	(168)
Provision For Income Taxes	-	-	-	-
Total Net Income (Loss)	$650	$(27)	$1,915	$(168)

The accompanying notes are an integral part of these condensed financial statements.

Prosper Funding LLC
Condensed Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Nine Months Ended September 30, 2013	From February 17, 2012 (date of inception) to September 30, 2012

Cash flows from operating activities:
Net Income (loss)	$1,915	$(168)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of Notes	(4,484)	–
Change in fair value of Borrower Loans	3,903	–
Depreciation and amortization	355	–
Loan loss reserve	20	–
Change in fair value of Loans held for investment	3	–
Changes in operating assets and liabilities:
Restricted cash	(969)	–
Accounts payable and accrued liabilities	533	–
Net Intercompany Payable	518	–
Net cash provided by (used in) operating activities	1,794	(168)

Cash flows from investing activities:
Origination of Borrower Loans held at fair value	(108,527)	–
Repayment of Borrower Loans held at fair value	70,837	–
Purchases of property and equipment	(1,227)	–
Repayment of Loans held for investment at fair value	106	–
Origination of Loans held for investment at fair value	(71)	–
Net cash used in investing activities	(38,882)	–

Cash flows from financing activities:
Proceeds from issuance of Notes held at fair value	108,527	–
Payment of Notes held at fair value	(70,152)	–
Net cash included in transfer of assets from PMI	1,875	–
Proceeds from Member's equity	–	173
Net cash provided by financing activities	40,250	173

Net increase in cash and cash equivalents	3,162	5
Cash and cash equivalents at beginning of the period	5	–
Cash and cash equivalents at end of the period	$3,167	$5

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,344	$-

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

All loans requested and obtained through the platform are unsecured obligations of individual borrower members with a fixed interest rate and loan terms set at three or five years as of September 30, 2013. All loans made through the platform are funded by WebBank, an FDIC-insured, Utah chartered industrial bank.  After funding a loan, WebBank sells the loan to Prosper Funding, without recourse to WebBank, in exchange for the principal amount of the loan (together with the borrower loans transferred from PMI, the “Borrower Loans”).  WebBank does not have any obligation to purchasers of the Notes.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Prosper Funding’s unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed financial statements reflect all adjustments, including those of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Use of Estimates

The preparation of Prosper Funding’s condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of Borrower Loans receivable and associated Notes, valuation allowance on deferred tax assets, provision for loan loss and contingent liabilities. Prosper Funding bases its estimates on historical experience from all Borrower Loans, and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Restricted Cash

Restricted cash consists primarily of cash deposits held as collateral as required to secure operating activities.

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

Borrower Loans Notes, cash equivalents and restricted cash are accounted for on a fair value basis.

The following table presents the assets & liabilities measured at fair value on a recurring basis at September 30, 2013, and December 31, 2012:

September 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans receivable	$-	$-	$204,131	$204,131
Certificates of Deposit	-	1,269	-	1,269
Loans held for investment	-	-	137	137
Liabilities
Notes	$-	$-	$204,465	$204,465

December 31, 2012
Assets	$-	$-	$-	$-
Borrower Loans receivable
Certificates of Deposit	-	-	-	-
Borrower Loans held for investment	-	-	-	-
Liabilities
Notes	$-	$-	$-	$-

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

Interest Income on Borrower Loans Receivable and Interest Expense on Notes

Interest income on Borrower Loans is recognized using the accrual method based on the stated interest rate to the extent that is believed it to be collectable.  Interest expense is recorded on the corresponding Notes based on the contractual interest rate.  Below is a table that summarizes the gross interest income and expense for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,	From February 17, 2012 (date of inception) to September 30,
	2013	2012	2013	2012
Interest Income on Borrower Loans	$9,039	$-	$22,687	$-
Interest Expense on Notes	(8,435)	-	(21,380)	-
Net Interest Income (Expense) on Loans & Notes	$604	$-	$1,307	$-

Comprehensive Income

There is no comprehensive income (loss) other than the net income (loss) disclosed in the condensed statement of operations.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a material impact on our results of operations, financial position or cash flows.

3.	Borrower Loans and Notes Held at Fair Value

The following tables present the assets and liabilities measured at fair value on a recurring basis at September 30, 2013.

September 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans receivable	$-	$-	$204,131	$204,131
Loans held for investment	-	-	137	137
Liabilities
Notes	$-	$-	$204,465	$204,465

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

For Borrower Loans originated and Notes, the following average assumptions were used to determine the fair value as of September 30, 2013:

2013
Monthly prepayment rate speed	1.50%
Recovery rate	2.50%
Discount rate *	10.00%

*	This is the average discount rate among all of the credit grades

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at September 30, 2013 for Borrower Loans and Notes are presented in the following table:

	Borrower Loans	Notes
Discount rate assumption:	10.00%	10.00%
Resulting fair value from:
100 basis point increase	$202,015	$199,663
200 basis point increase	199,623	197,271
Resulting fair value from:
100 basis point decrease	$206,953	$204,550
200 basis point decrease	209,509	207,074

Default rate assumption:
Resulting fair value from:
10% higher default rates	$202,295	$199,926
20% higher default rates	199,450	197,127
Resulting fair value from:
10% lower default rates	$206,651	$204,234
20% lower default rates	208,796	206,364

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Investment	Total
Balance at January 1, 2013	$-	$-	$-	$-
Assets transferred on February 1, 2013	170,344	(170,574)	175	(55)
Originations	108,527	(108,527)	71	71
Principal repayments and credit losses	(70,837)	70,152	(106)	(791)
Change in fair value on Borrower Loans and Notes	(3,903)	4,484	-	581
Change in fair value of loans held for investment	-	-	(3)	(3)
Balance at September 30, 2013	$204,131	$(204,465)	$137	$(197)

Due to the recent origination of the Borrower Loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial. Prosper Funding had no outstanding Borrower Loans or Notes originated or issued prior to July 13, 2009.  Of the Borrower Loans originated from July 13, 2009 to September 30, 2013, 285 loans, which were 90 days or more delinquent, totaled an aggregate principal amount of $1,489 and a fair value of $144 as of September 30, 2013.

No other assets or other liabilities were carried at fair value as of September 30, 2013.

4.	Loans Held for Investment at Fair Value

As of September 30, 2013, Prosper Funding retained a total of $137 of loans originated through the platform. When a borrower member loan has been funded in whole, or in part, by Prosper Funding, Prosper Funding retains the portion of the borrower’s monthly loan payment that corresponds to the percentage of the loan that Prosper Funding funded. In these cases, Prosper Funding records interest income on these loans.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Loans Held for Investment
Balance at January 1, 2013	$-
Assets transferred on February 1, 2013	175
Originations	71
Principal repayments and credit losses	(106)
Change in fair value of loans held for investment	(3)
Balance at September 30, 2013	$137

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

The fair value adjustment on these Borrower Loans held for investment was zero and $3, which is included in earnings for the three and nine months ended September 30, 2013.  As of September 30, 2013 Prosper Funding had received $225 in payments on these Borrower Loans.  As of September 30, 2013, there was $37 in Borrower Loans held for investment that were charged-off.

5.	Loan Loss Reserve

For the three and nine months ended September 30, 2013, the reversal of (provision for) loan losses was $66 and ($83), respectively. For the three months ended September 30, 2012, and from February 17, 2012 through September 30, 2012, the provision for loan losses was zero, respectively. The balance of the loan loss reserve as of September 30, 2013 was $61 and zero respectively.

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

The platform enables borrower members to request and obtain personal, unsecured loans (together with the notes transferred to Prosper Funding, the “Borrower Loans”) by posting anonymous “listings” on the platform indicating the principal amount of the desired loan. PMI assigns a Prosper Rating consisting of letter grades, based in part on the borrower’s credit score, to each member who requested a borrower loan. Borrower members’ Prosper Rating, credit score range, debt-to-income ratios and other credit data are displayed with their listings and are available for viewing by lender members on an anonymous basis.

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

Operating History

The platform was launched on February 13, 2006 and enables borrower members to request and obtain personal, unsecured loans between $2 and $35 by posting anonymous “listings” indicating the principal amount of the desired loan. Borrower Loan terms are subject to minimum and maximum loan amounts determined by the borrower’s Prosper Score created using proprietary models that include numerous factors, at interest rates set by PMI. Interest rates are set for borrower loans based on a Prosper Score, as well as additional factors, such as estimated loss rate, loan terms, general economic environment, previous loans obtained through the platform and competitive conditions.  As of September 30, 2013, the platform had facilitated 87,338 Borrower Loans since its launch totaling an aggregate principal amount of approximately $644,831. The platform has a limited operating history and PMI has incurred net losses since its inception.  Our net loss was $4,963 and $3,987 for the three months ended September 30, 2013 and 2012, respectively, and $24,815 and $11,608 for the nine months ended September 30, 2013 and 2012, respectively.

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

During the nine months ended September 30, 2013, the platform increased its origination and funding volume consistently in terms of both units and total dollar amounts.   PMI Group hopes to continue this trend of growth as both the borrower and lender bases continue to strengthen and become more familiar with the platform.  Over time PMI Group expects the lender base to grow as the platform gains more exposure to potential lenders and establishes PMI Group Notes as a viable investment alternative.

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

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at September 30, 2013 for Borrower Loans and Notes are presented in the following table:

	Borrower Loans	Notes
Discount rate assumption:	10.00%	10.00%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$202,015	$199,663
200 basis point increase	199,623	197,271
Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$206,953	$204,550
200 basis point decrease	209,509	207,074

Default rate assumption:
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$202,295	$199,926
20% higher default rates	199,450	197,127
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$206,651	$204,234
20% lower default rates	208,796	206,364

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

	Jan - Apr 2012	Apr 2012 - May 2013
Prosper Rating	All Loans	1 Year Loan *	3 Year Loan	5 Year Loan
AA	0.50%	0.50%	1.95%	4.95%
A	3.95%	1.95%	3.95%	4.95%
B	3.95%	2.95%	4.95%	4.95%
C - HR	4.95%	3.95%	4.95%	4.95%

*	In April 2013, we stopped offering 1 year loans with no change to 3 year loan or 5 year loan origination fee structure.

In May 2013, the schedule was updated to reflect an origination fee range based on credit profile of the lowest risk customers:

	May 2013 - September 2013
Prosper Rating	3 Year Loan	5 Year Loan
AA	1.00% - 1.95%	1.95% - 4.95%
A	3.95%	4.95%
B - HR	4.95%	4.95%

Origination fees for the three months ended September 30, 2013 and 2012 were $4,409 and $2,083, respectively, representing an increase of $2,326, or 112%, which was primarily due to the PMI Group’s higher origination volume during 2013. Origination fees for the nine months ended September 30, 2013 and 2012 were $9,323 and $5,223, respectively, representing an increase of $4,100, or 78%, which was primarily due to the PMI Group’s higher origination volume during 2013.

Origination Volume

From inception to September 30, 2013, the PMI Group has originated a total of 87,338 in borrower loans totaling $644,831.

The PMI Group originated 9,143 Borrower Loans totaling $94,834 during the third quarter of 2013, compared to 5,632 Borrower Loans totaling $45,074 originated during the third quarter of 2012.  This represented a “unit” or loan, increase of 62% and a dollar increase of 110% over the corresponding periods in 2012.

The PMI Group originated 19,858 Borrower Loans totaling $201,554 during the first nine months of 2013, compared to 15,128 Borrower Loans totaling $116,148 originated during the first nine months of 2012.  This represented a “unit” or loan, increase of 31% and a dollar increase of 74% over the corresponding periods in 2012.

In January 2013, PMI Group announced bankruptcy remoteness covering all lenders.  In February 2013 there was an equity financing along with a new management team.  Lenders, liquidity and loan originations have increased since these announcements.  Commencing in the second quarter of 2013, PMI Group increased marketing campaigns to attract new borrowers and introduced the whole loan product, which in turn, has increased loan origination volumes.  The decrease that occurred between Q4 2012 and Q1 2013 was due to lack of liquidity.

 Interest Income on Borrower Loans and Interest Expense on Notes

The PMI Group recognizes interest income on Borrower Loans using the accrual method based on the stated interest rate to the extent that they believe it to be collectable.  The PMI Group records interest expense on the corresponding Note based on the contractual interest rate.

The following table summarizes interest income on borrower loans and interest expense on notes for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest Income on Borrower Loans	$9,039	$5,027	$25,348	$15,437
Interest Expense on Notes	(8,435)	(4,716)	(23,888)	(14,618)
Net Interest Income (Expense) on Loans & Notes	$604	$311	$1,460	$819

Increases in interest income on Borrower Loans and interest expense on Notes is driven by the increase in the amount of loans that the PMI Group originated through the platform for the three and nine months ended September 30, 2013 and 2012.

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

For the three months ended September 30, 2013 and 2012, the PMI Group incurred expenses related to rebates and promotions extended to borrowers and lenders of $471 and $455, respectively, which represented an increase of $16 or 4%.  For the nine months ended September 30, 2013 and 2012, the PMI Group incurred expenses related to rebates and promotions extended to borrowers and lenders of $1,133 and $1,004, respectively, which represented an increase of $129 or 13%.

Cost of Revenues

Cost of Services

Cost of services consists primarily of credit bureau fees, payments which are due to strategic partners, collection expenses, and other expenses directly related to loan originations, funding and servicing.  Cost of services expenses were $508 and $375 for the three months ended September 30, 2013 and 2012, respectively, representing an increase of 35%. Cost of services expenses were $1,490 and $1,056 for the nine months ended September 30, 2013 and 2012, respectively, representing an increase of 41%.  The primary driver for the increase was due to an increase in strategic partnership fees due to the renegotiation of the PMI Group’s contract with WebBank and the overall increase in loan volume.

Reversal of (Provision for) Loan Loss

Under the terms of the Notes and Lender Registration Agreements, the PMI Group may, in certain circumstances, become obligated to repurchase a Note from a lender or indemnify a lender against loss on a Note. Generally these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, and a violation of the applicable federal/state/local lending laws. The provision for loan loss is evaluated at least once a quarter and represents an estimate based on the rate of historical loan losses as a percentage of originations (which generally occur within six to nine months of origination). The provision for loan loss may include a judgmental management adjustment due to the limited operating history, changes in current economic conditions, the risk of new and as of yet undetected fraud schemes, origination unit and dollar volumes and the lack of industry comparables.  Based on the analysis of the historical provision, the Note recoveries were $58 and the Note provision for loan loss were $(5) for the three months ended September 30, 2013 and 2012, respectively.  The provision for loan loss was $(119) and $(17) for the nine months ended September 30, 2013 and 2012, respectively.

Other Income and Expenses

Change in Fair Value of Borrower Loans and Notes, net

The total fair value adjustment was $3,903 and $4,484 for Borrower Loans and Notes, respectively, resulting in a net unrealized gain of $578 for the nine months ended September 30, 2013. The total fair value adjustment was $2,913 and $2,063 for Borrower Loans and Notes, respectively, resulting in a net unrealized gain of $836 for the nine months ended September 30, 2012.  These amounts are included as a component of other income (expense) in the PMI Group’s condensed consolidated statement of operations.

Insurance Recoveries

PMI and certain of its executive officers and directors were the subject of a class action lawsuit brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008 that alleged that PMI offered and sold unqualified and unregistered securities in violation of the California and federal securities law. During the first quarter of 2011 the Superior Court of California issued a final statement of decision finding that Greenwich Insurance Company, PMI’s insurance carrier with respect to the class action lawsuit, had a duty to defend the suit and requiring that Greenwich pay PMI's past and future defense costs in the suit up to $2,000. During 2011, Greenwich made aggregate payments to PMI in the amount of $2,000 to reimburse PMI for the defense costs it had incurred in the class action suit.  On October 2, 2012, Greenwich made an additional payment of $143 to PMI for pre-judgment interest. Please see Note 10, Commitments and Contingencies, in the notes to Prosper Marketplace, Inc.’s condensed consolidated financial statements contained elsewhere in this quarterly report.

Other Income

Other income consists primarily of credit referral fees, where partner companies pay the PMI Group an agreed upon amount for referrals of customers from the website.  Other income was $320 for the three months ended September 30, 2013 versus $145 at September 30, 2012, which represented an increase of 121%. Other income was $734 for the nine months ended September 30, 2013 versus $235 at September 30, 2012, which represented an increase of 212%.  The increase in credit referrals during these periods was due to the addition of new partners as well as increased traffic to existing credit referral partners.

Expenses

All employees of the PMI Group are employed by PMI. Compensation and benefits expense were $3,224 and $8,999 for the three and nine months ended September 30, 2013, respectively.  In comparison, compensation and benefits expense were $2,778 and $7,584 for the three and nine months ended September 30, 2012, respectively. The increase of $446 for the three months and $1,415 for the nine months was largely due to PMI’s steadily increasing its employee headcount, which in turn resulted in increased payroll related costs. PMI increased its headcount across its marketing and operations during this period in response to increased volume demands. PMI intends to continue to increase headcount as the platform’s lender and borrower bases grow and PMI carries out its business plan; however, PMI expects its ongoing investment in the platform and website to improve operating expense efficiency going forward.  In addition, spending increased related to the use of contract labor, bonus expense, variable pay expense and overtime during 2013 over the corresponding periods in 2012.

As of September 30, 2013, PMI had 83 full-time employees compared to 68 full-time employees as of September 30, 2012.

	September 30, 2013	September 30, 2012
Sales, Marketing and Customer Service	38	36
Engineering	27	19
Administration	18	13
Total Headcount	83	68

Marketing and advertising costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing.  Marketing and advertising costs were $4,676 and $1,578 for the three months ended September 30, 2013 and 2012, respectively, representing an increase of 196%.  Marketing and advertising costs were $10,126 and $3,980 for the nine months ended September 30, 2013 and 2012, respectively, representing an increase of 154%.  This increase was largely due to increased efforts with various marketing programs in order to increase borrower volume.  The PMI Group placed an increased emphasis on direct mail marketing campaigns in order to increase its brand awareness and drive borrower volume.  Affiliate marketing expense is deployed through direct partnerships with other websites that send qualified individuals seeking loan options to the platform.  Increased costs associated with search engine marketing are specifically related to increased volume and systematic testing to attract new borrowers through search engines.  Each marketing effort is measured, analyzed and optimized to improve scale and efficiency.  Through optimization of our marketing efforts, we will shift marketing costs to more efficient channels to balance the mix of growth and efficiency in its marketing activities in subsequent quarters.

Depreciation and amortization expense was $228 and $167 for the three months ended September 30, 2013 and 2012, respectively, representing an increase of 37% compared to the prior year period.  Depreciation and amortization expense was $643 and $493 for the nine months ended September 30, 2013 and 2012, respectively, representing an increase of 30% compared to the prior year period.  The increase in overall depreciation and amortization expense was primarily due to the capitalization of various internally developed software projects placed in service in 2012, which in turn increased depreciation expense taken on those assets during the three and nine months ended September 30, 2013.

                      Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services and other outside costs.  Professional service expenses were $399 and $863 for the three months ended September 30, 2013 and 2012, respectively, representing a decrease of 54%.  Professional service expenses were $1,781 and $2,496 for the nine months ended September 30, 2013 and  2012, respectively, representing a decrease of 29%.  The decrease was primarily because of a decrease in legal fees related to PMI and Prosper Funding’s registration statement on Form S-1.

Facilities and maintenance expenses consist primarily of rent paid for the PMI Group’s corporate office lease and data co-location facility, network and power usage costs, software licenses and subscriptions, and hardware and software maintenance and support. Facilities and maintenance expenses were $530 and $302 for the three months ended September 30, 2013 and 2012, respectively.  This increase of 75% was primarily due to the increases in software licenses and subscriptions, and the increase in rent.  Facilities and maintenance expenses were $1,323 and $927 for the nine months ended September 30, 2013 and 2012, respectively.

PMI recorded an expense to establish a reserve for class action settlement liability of $10,000 in the condensed consolidated statements of operations for the nine months ended September 30, 2013.

Other expenses consist of bank service charges, NASAA state penalty settlement expenses, travel and entertainment expenses, taxes and licenses costs, communications costs, recruiting costs and other miscellaneous expenses.  Other expenses were $410 and $320 for the three months ended September 30, 2013 and 2012, respectively, representing an increase of 28%.  Other expenses were $1,235 and $1,170 for the nine months ended September 30, 2013 and 2012, respectively, representing a increase of 6%. These increases were primarily related to the overall incerease in business activity.

Liquidity and Capital Resources

The following table summarizes the cash flow for the nine months ended September 30, 2013 and 2012, respectively:

	For the nine months ended September 30,	For the nine months ended September 30,
	2013	2012
Net Loss	$(24,815)	$(11,608)

Net cash used in operating activities	(17,666)	(11,660)
Net cash used in investing activities	(42,433)	(64,496)
Net cash provided by financing activities	87,099	70,974

Net Increase (decrease) in cash and cash equivalents	27,000	(5,182)
Cash and cash equivalents at the beginning of the period	2,300	9,216
Cash and cash equivalents at the end of the period	$29,300	$4,034

PMI has incurred operating losses since its inception.  The negative cash flows from operations were $17,666 and $11,660 for the nine months ended September 30, 2013 and 2012, respectively. As reflected in the accompanying condensed consolidated financial statements, the accumulated deficit is approximately $101,714 as of September 30, 2013.

At September 30, 2013, the PMI Group had approximately $29,300 in available cash and cash equivalents.  Since its inception, the PMI Group has financed its operations primarily through equity financing from various sources.  The PMI Group is dependent upon raising additional capital or debt financing to fund its current operating plan, however the PMI Group believes that its current cash position is sufficient to meet its current liquidity needs.

Net cash used in operating activities was $17,666 and $11,660 for the nine months ended September 30, 2013 and 2012, respectively.  The increase in cash used in operating activities was primarily attributable to the net loss offset by the class action settlement liability.

Net cash used in investing activities was $42,433 and $64,496 for the nine months ended September 30, 2013 and 2012, respectively.  The primary driver for the change is due to increase in borrower loan originations offset by increased repayments of borrower loans held at fair value.

Net cash provided by financing activities was $87,099 and $70,974 for the nine months ended September 30, 2013 and 2012, respectively.  Net cash provided by financing activities during 2013 consisted of proceeds from the issuance of convertible preferred stock, proceeds from the issuance of Notes and repayments of Notes held at fair value.

In January 2013, PMI issued and sold 13,868,152 shares of new Series A preferred stock (“new Series A”) in a private placement at a purchase price of $1.44 per share for approximately $19,844, net of issuance costs.  In connection with that sale, PMI issued 5,117,182 shares at par value $.01 per share of Series A-1 convertible preferred stock to certain previous holders of PMI’s Series A, Series B, Series C, Series D, Series E and Series F preferred stock who participated in the sale. The new Series A securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.

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

In September 2013, PMI issued and sold 8,288,784 shares of new Series B preferred stock (“new Series B”) in a private placement at a purchase price of $3.02 per share for approximately $24,880, net of issuance costs.

On July 19, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the Hellum Litigation pending before the Superior Court of California, County of San Francisco, California, entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Settlement”) setting forth an agreement- to settle all claims related thereto. In connection with the Settlement, PMI agreed to pay the plaintiffs an aggregate amount of $10,000, payable according to the following schedule: (i) $2,000 within 10 days of entry of an order by the Court granting preliminary approval of the settlement (“Preliminary Approval”); (ii) $2,000 on the one-year anniversary of Preliminary Approval; (iii) $3,000 on the two-year anniversary of Preliminary Approval; and (iv) $3,000 on the three-year anniversary of Preliminary Approval. The settlement is subject to final approval by the Superior Court. Subject to satisfaction of the conditions set forth in the Settlement, the defendants will be released by the plaintiffs from all claims concerning or arising out of the offering of promissory notes on the platform from January 1, 2006 through October 14, 2008. For more information, see Note 10 of Prosper Marketplace, Inc.’s condensed consolidated financial statements located elsewhere in this report.

Income Taxes

The PMI Group incurred no income tax provision for the three and nine months ended September 30, 2013 and 2012.  Given the PMI Group’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how future results will be affected by the realization and use of net operating loss carry forwards.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements as of September 30, 2013.

Additional Information about the Platform

Comparing Estimated Loss Rates to Actual Losses

Loan performance is reviewed on a monthly basis to determine how loss rate estimates compare to the actual performance of loans.  The graphs below show the estimated versus actual cumulative dollar loss rates by Prosper Rating for Borrower Loans booked from July 13, 2009 through March 31, 2013.  Performance is as of September 30, 2013.  Because it generally takes at least 120 days for a delinquent loan to become charged off, cumulative loss curves are only shown for vintages with at least 6 months of performance information available as of September 30, 2013.  The loss performance is tracked by vintage and factors in aging. Each line represents all loans originated in a given period that have been outstanding at least 6 months.  In addition, data for a point along the x axis is only included if the entire vintage is at least that mature.

Vintages generally contain enough loan volume for their performance curves to be meaningful.  More recent vintages are displayed with a greater degree of granularity.  Borrower Loans originated in 2009 through 2011 are aggregated into annual vintages.  Loans originated in 2012 and 2013 are grouped by half year or quarterly vintages.

The graphs below show cumulative net charge-offs for Borrower Loans as a percentage of originations for each Prosper Rating.  Loans are grouped by origination vintage and rating and are compared to a hypothetical estimate of principal loss that is expected to be associated with each rating grade. This information is provided as a helpful way of comparing actual losses with such estimates, but it is only one of many important factors to consider in evaluating the suitability of Notes as investments.  Other important factors to consider include, but are not limited to, early loan prepayment, severity and timing of the charge-off, and recovery and timing of payment post default.

The PMI Group’s participation in funding loans on the platform from time to time has had, and will continue to have, no effect on the income and employment verification process, the selection of loan requests verified or the frequency of income and employment verification.

The graphs below show cumulative net charge-offs for Borrower Loans as a percentage of originations for each Prosper Rating presented by origination vintage from July 13, 2009 to March 31, 2013.

Note: Estimated line reflects the weighted average estimated loss rate across all vintages at the time of origination.

For vintages originated in 2011 early 2012, the majority of high risk loans (C-HR) are on track for higher cumulative losses than those experienced for the 2009 and 2010 vintages.  The increase in losses is explained both due to the riskier customer mix in 2011 and 2012 as well as worse than estimated performance in the riskier (C-HR) rating grades.  The 2012Q4 and 2013Q1 vintages are performing at or better than expected across nearly all rating grades.  The vastly improved loss performance of the 2012Q4 and 2013Q1 vintages is a direct result of improvements made to collection and underwriting strategy at the time these vintages were originated.

In instances where a material variance relative to estimates exists, analysis is conducted to understand the reason for the variance and the credit policy and credit operations are adjusted to bring loan losses back in-line with estimates.  The worse than expected performance of the C-HR rating grades through 2011 and early 2012 is a case in point.  Once the variance was identified, underwriting and collection policies were modified to bring future originations (2012Q4 and 2013Q1) back within the expected range.

Note that the historical performance of Borrower Loans may not be indicative of the future performance of Borrower Loans.  See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI, the Platform and Prosper Funding and PMI’s Ability to Service the Notes” in PMI Group’s Form 10-K filed on March 19, 2013 for more information.

Loan Originations

The tables below show loan volume, origination amount, average Experian ScorexPlus credit scores and other pertinent data by Prosper Rating for originations from July 13, 2009 to September 30, 2013:

Prosper Rating	Number	Amount	Weighted – Average Borrower Rate	Weighted – Average Estimated Loss	Weighted – Average Lender Yield	Average Experian ScorexPlus Score	Weighted – Average Borrower APR
AA	3,527	$37,929	8.56%	1.47%	7.56%	796	9.66%
A	9,162	97,246	11.80%	3.08%	10.80%	752	14.27%
B	9,713	101,843	16.32%	5.28%	15.32%	724	19.09%
C	10,614	98,246	20.70%	7.65%	19.70%	705	23.80%
D	11,395	76,742	25.38%	10.62%	24.38%	692	28.73%
E	7,471	31,496	30.09%	14.01%	29.09%	673	33.82%
HR	6,443	22,192	31.82%	17.39%	30.82%	688	35.65%
Total	58,325	$465,694	18.83%	7.06%	17.83%	713	21.68%

The tables below show loan volume, origination amount, average Experian ScorexPlus credit scores and other pertinent data by Prosper Rating for originations from July 1, 2013 to September 30, 2013:

Prosper Rating	Number	Amount	Weighted – Average Borrower Rate	Weighted – Average Estimated Loss	Weighted – Average Lender Yield	Average Experian ScorexPlus Score	Weighted – Average Borrower APR
AA	401	$4,890	7.85%	1.63%	6.85%	789	9.26%
A	1,704	22,307	11.73%	3.33%	10.73%	751	14.28%
B	2,167	27,707	15.65%	5.10%	14.65%	727	18.48%
C	2,206	24,418	19.64%	7.53%	18.64%	699	22.64%
D	1,366	10,039	23.99%	10.45%	22.99%	687	27.23%
E	1,038	4,523	27.93%	13.41%	26.93%	672	31.47%
HR	261	950	31.09%	15.85%	30.09%	673	35.10%
Total	9,143	$94,834	16.97%	6.20%	15.97%	714	19.80%

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

All loans requested and obtained through the platform are unsecured obligations of individual borrower members with a fixed interest rate and loan terms set at three or five years as of September 30, 2013. All loans made through the platform are funded by WebBank, an FDIC-insured, Utah chartered industrial bank.  After funding a loan, WebBank sells the loan to Prosper Funding, without recourse to WebBank, in exchange for the principal amount of the loan (together with the borrower loans transferred from PMI, the “Borrower Loans”).  WebBank does not have any obligation to purchasers of the Notes.

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

Trends and Uncertainties

The performance of Prosper Funding Borrower Loans may not be consistent with the historical trends demonstrated by prior PMI Borrower Loans.  During 2013, Prosper Funding increased its origination volume consistently in terms of both units and total dollar amounts and hopes to continue that trend of growth into the future.  Over time, Prosper Funding expects its lender base to grow as it gains more exposure to potential borrowers and lenders and establishes its Notes as a viable investment alternative.  Prosper Funding expects the growth of its lender base will contribute to increased origination volume.

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

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at September 30, 2013 for Borrower Loans and Notes are presented in the following table:

	Borrower Loans	Notes
Discount rate assumption:	10.00%	10.00%
Decrease in fair value and income (loss) to earnings from:
100 basis point increase	$202,015	$199,663
200 basis point increase	199,623	197,271
Increase in fair value and income (loss) to earnings from:
100 basis point decrease	$206,953	$204,550
200 basis point decrease	209,509	207,074

Default rate assumption:
Decrease in fair value and income (loss) to earnings from:
10% higher default rates	$202,295	$199,926
20% higher default rates	199,450	197,127
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$206,651	$204,234
20% lower default rates	208,796	206,364

For additional information and discussion, see Note 2 and Note 3 to Prosper Funding’s condensed consolidated financial statements included elsewhere in this report.

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

Administration Fee Revenue - Related Party

Prosper Funding primarily generates revenues through license fees it earns through an Administration Agreement with PMI.  The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the platform for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement relating to corporate administration, loan platform services, loan and note servicing and marketing, and (ii) PMI’s performance of its duties and obligations to WebBank in relation to loan origination and funding.  For the three months ended September 30, 2013, Prosper Funding received $2,042 in administration fee revenue from PMI.  For the nine months ended September 30, 2013, Prosper Funding received $4,178 in administration fee revenue from PMI.

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

	Three months ended September 30,		Nine months ended September 30,	From February 17, 2012 (date of inception) to September 30,
	2013	2012	2013	2012
Interest Income on Borrower Loans	$9,039	$-	$22,687	$-
Interest Expense on Notes	(8,435)	-	(21,380)	-
Net Interest Income (Expense) on Loans & Notes	$604	$-	$1,307	$-

The overall increase in net interest income for the three and nine months ended September 30, 2013 was driven by the rise in the amount of Borrower Loans that Prosper Funding owned and serviced at any given point.

Cost of Revenues

Cost of Services

Prosper Funding also incurs certain recurring expenses relating to fees under the Administration Agreement with PMI, as well as its agreements with WebBank, Wells Fargo, FOLIOfn Investments, Inc. and CSC Logic, Inc.  In addition, Prosper Funding incurs certain ongoing expenses related to collateral requirements under its agreements with WebBank and Wells Fargo Bank. During the three month period ending September 30, 2013, Prosper Funding incurred $357 in cost of services. During the period from commencement of operations on February 1, 2013 through September 30, 2013, Prosper Funding incurred $920 in cost of services.

Reversal of (Provision for) Loan Loss

Under the terms of the Notes and Lender Registration Agreements, Prosper Funding may, in certain circumstances, become obligated to repurchase a Note from a lender or indemnify a lender against loss on a Note. Generally these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, and a violation of the applicable federal/state/local lending laws. The provision for loan loss is evaluated at least once a quarter and represents an estimate based on the rate of historical loan losses as a percentage of originations (which generally occur within six to nine months of origination). The provision for loan loss may include a judgmental management adjustment due to the limited operating history, changes in current economic conditions, the risk of new and as of yet undetected fraud schemes, origination unit and dollar volumes and the lack of industry comparables.  Based on the analysis of the historical provision, the recoveries were $66 for the three months ended September 30, 2013.  The provision for loan loss was ($83) for the nine months ended September 30, 2013.

Other Income and Expenses

Change in Fair Value of Borrower Loans and Notes, net

The total fair value adjustment was $3,903 and $4,484 for Borrower Loans and Notes, respectively, resulting in a net unrealized gain of $578 for the nine months ended September 30, 2013.  The amounts are included as a component of other income (expense) in the condensed consolidated statement of operations.  Since Prosper Funding did not commence operations until 2013, there were no fair value adjustments in 2012.

Operating Expenses

Administration Fee Expense - Related Party

Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the platform on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI (a) an amount equal to one-twelfth (1/12) of the specified annual Corporate Administration Fees of $865, (b) a fee for each Borrower Loan funded, (c) 90% of all servicing fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding.

Professional Services

            Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services and other outside costs.  Professional service expenses were $6 and $8 for the three months ended September 30, 2013 and 2012, respectively, representing a decrease of $2.  Professional service expenses were $26 and $90 for the nine months ended September 30, 2013 and 2012, respectively, representing a decrease of $64.  The decrease was primarily due to a decrease in the legal fees related to the formation of Prosper Funding.

Other Operating Expense

Other expenses consist primarily of bank service charges.  Other expenses were $62 and $19 for the three months ended September 30, 2013 and 2012, respectively, representing an increase of $43. Other expenses were $157 and $78 for the nine months ended September 30, 2013 and 2012, respectively, representing an increase of $79. This increase is primarily due to bank service charges.

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

Income Taxes

Prosper Funding incurred no income tax provision for the three and nine months ended September 30, 2013.  Prosper Funding is a US disregarded entity and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how PMI and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.

Liquidity and Capital Resources

The following table summarizes the cash flow for the nine months ended September 30, 2013 and 2012, respectively:

	For the nine months ended September 30,	From February 17, 2012 (date of inception) to September 30,
	2013	2012
Net Income (Loss)	$1,915	$(168)

Net cash provided by (used in) operating activities	1,794	(168)
Net cash used in investing activities	(38,882)	-
Net cash provided by financing activities	40,250	173

Net increase in cash and cash equivalents	$3,162	$5
Cash and cash equivalents at the beginning of the period	5	-
Cash and cash equivalents at the end of the period	$3,167	$5

Prosper Funding has positive cash flows since commencement of operations and anticipates that it will continue to be cash flow positive through the end of 2013.  Prosper Funding has positive cash flows from operations of $1,794 for the nine months ended September 30, 2013. At September 30, 2013, Prosper Funding had $3,167 in available cash and cash equivalents.  Since its inception, Prosper Funding has financed its operations primarily through capital infusions from its parent, PMI.  Prosper Funding believes that its current cash position is sufficient to meet its current liquidity needs.

Net cash provided by operating activities was $1,794 for the nine months ended September 30, 2013.  The cash provided by operating activities was primarily attributable to license fees Prosper Funding received offset by fees incurred related to certain recurring expenses under the Administration Agreement with PMI, as well as its agreements with WebBank, Wells Fargo, FOLIOfn Investments, Inc. and CSC Logic, Inc.  Prosper Funding will also incur additional expense to the extent it is required to repurchase any Notes or indemnify Note holders in regard to any Notes.

Net cash used in investing activities was $38,882 for the nine months ended September 30, 2013.  Net cash provided by investing activities primarily consisted of repayments of Borrower Loans held at fair value and Borrower Loan originations at fair value.

Net cash provided by financing activities was $40,250 for the nine months ended September 30, 2013.  Net cash provided by financing activities mainly consisted of capital infusions contributed by PMI, proceeds from issuance of Notes and payments of Notes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Each Registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in such Registrant’s Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the management of such Registrant, including such Registrant’s principal executive officer (“PEO”) and principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure.  Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met.  Such Registrant’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives.  Under the supervision, and with the participation, of management, including the PEO and the PFO, each Registrant has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s Interpretive Guidance in Release No. 34-55929.  Based upon this evaluation, the PEO and the PFO of such Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to such Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.	Risk Factors

Not applicable for smaller reporting companies.

Item 2.	Unregistered "Sale" of Equity Securities and Use of Proceeds

On January 15, 2013, PMI entered into a Stock Purchase Agreement with certain new investors and certain of its existing investors (each, a “Series A Share Purchaser” and, collectively, the “Series A Share Purchasers”), pursuant to which, PMI issued and sold to such Series A Share Purchasers (either directly or through certain of their respective affiliates) 13,868,152 shares of PMI’s new Series A preferred stock (the “Series A Shares”) for an aggregate purchase price of $19,844, net of issuance costs. In connection with that sale, PMI also issued 5,117,182 shares at the par value $0.01 per share of Series A-1 convertible preferred stock to certain previous holders of PMI’s preferred stock who participated in the sale. The Series A-1 shares established certain liquidation rights, have no voting rights and are convertible into one share of PMI common stock for every one million shares of Series A-1 preferred stock. PMI allocated the fair value of the shares of Series A-1 preferred stock at the par value of $0.01 per share from the proceeds of Series A preferred stock. Upon issuance of PMI Series A and Series A-1 preferred stock, all of PMI’s preferred stock existing prior to such issuance was converted into PMI common stock at a 1:1 ratio if the holder of the preferred stock participated in the new Series A preferred stock sale or at a 10:1 ratio if the holder of the existing preferred stock did not so participate.

On September 23, 2013, PMI entered into a Stock Purchase Agreement with certain new investors and certain of its existing investors (each, a “Series B Share Purchaser” and, collectively, the “Series B Share Purchasers”), pursuant to which, PMI issued and sold to such Series B Share Purchasers (either directly or through certain of their respective affiliates) 8,288,734 shares of PMI’s new Series B preferred stock (the “Series B Shares”) for an aggregate purchase price of $24,880, net of issuance costs.

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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

Date: November xx, 2013	/s/ Stephan Vermut
Stephan Vermut
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(principal executive officer)

Date: November xx, 2013	/s/ Joshua P. Hachadourian
Joshua P. Hachadourian
Principal Financial and Accounting Officer of Prosper Marketplace, Inc.
Principal Financial and Accounting Officer of Prosper Funding LLC

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Fifth Amended and Restated Limited Liability Company Agreement of Prosper Funding, dated October 21, 2013 (incorporated by reference to Exhibit 3.1 of the Post-Effective Amendment No. 3 to the Registration Statement on Form S-1, filed October 23, 2013 by Prosper Funding and PMI)

3.2	Amended and Restated Certificate of Incorporation of PMI

3.3	Prosper Funding Certificate of Formation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by Prosper Funding and PMI)

3.4	Bylaws of PMI, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed October 30, 2007 by PMI)

10.1
Form of Prosper Funding Borrower Registration Agreement (incorporated by reference to Exhibit 10.1 of Post-Effective Amendment No. 3 to the Registration Statement on Form S-1, filed October 23, 2013 by Prosper Funding and PMI)

10.2
Form of Prosper Funding Lender Registration Agreement (incorporated by reference to Exhibit 10.2 of Post-Effective Amendment No. 2 to the Registration Statement on Form S-1, filed April 24, 2013 by Prosper Funding and PMI)

10.3
Amended and Restated Services Indemnity Agreement, between Prosper Funding LLC, Prosper Marketplace, Inc., Global Securitization Services, LLC, Bernard J. Angelo and David V. DeAngelis, dated May 30, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 5, 2013 by Prosper Funding and PMI)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.3
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Funding’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.4
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Funding’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Funding’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document