Form 10-K
period 2013-12-31
PROSPER MARKETPLACE INC; Prosper Funding LLC
filed 2014-03-31
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes☐ No ☒
Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes☐ No ☒
Yes☐ No ☒

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes☒ No ☐
Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☒ No ☐
Yes ☒ No ☐

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

Yes☐ No ☒
Yes☐ No ☒

Prosper Marketplace Inc. and Prosper Funding LLC meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

Registrant	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at June 30, 2013	Number of Shares of Common Stock of the Registrant Outstanding at March 27, 2014
Prosper Marketplace, Inc.	$924,012(a)	13,425,863 ($.01 par value)
Prosper Funding LLC	None (b)	None

(a)	Solely for purposes of calculating this aggregate market value, Prosper Marketplace, Inc. has defined its affiliates to include (i) those persons who were, as of June 30, 2013, its executive officers, directors and beneficial owners of more than 10% of its common stock, and (ii) such other persons who were, as of June 30, 2013, controlled by, or under common control with, the persons described in clause (i) above. Prosper Marketplace, Inc.’s common stock is not publicly traded; therefore, it has assumed the fair market value of its common stock is equal to the valuation of its common stock made pursuant to Section 409A of the Internal Revenue Code completed most recently before June 30, 2013.

(b)	All voting and non-voting common equity is owned by Prosper Marketplace, Inc.

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

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, Prosper Funding LLC (“Prosper Funding”) or Prosper Marketplace, Inc. (“PMI” and, collectively with Prosper Funding, the “Registrants”) expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of Prosper Funding and PMI’s respective managements, expressed in good faith and is believed to have a reasonable basis. Nevertheless, there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

·	the performance of the Prosper Funding Borrower Payment Dependent Notes or “Prosper Funding Notes”, which, in addition to being speculative investments, are special, limited obligations that are not guaranteed or insured;

·	Prosper Funding’s ability to make payments on the Notes, including in the event that borrowers fail to make payments on the corresponding loans;

·	the reliability of the information about borrowers that is supplied by borrowers;

·	Prosper Funding and PMI’s ability to service the loans, and their ability or the ability of a third party debt collector to pursue collection against any borrower, including in the event of fraud or identity theft;

·	credit risks posed by the credit worthiness of borrowers and the effectiveness of the registrants’ credit rating systems;

·	actions by some borrowers to defraud lender members and risks associated with identity theft;

·	Prosper Funding and PMI’s limited operational history and lack of significant historical performance data about borrower performance;

·	the impact of current economic conditions on the performance of the Prosper Funding Notes and loss rates of the Prosper Funding Notes;

·	payments by borrowers on the loans in light of the facts that the loans do not impose restrictions on borrowers and do not include cross-default provisions;

·	Prosper Funding and PMI’s compliance with applicable local, state and federal law, including the Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;

·	potential efforts by state regulators or litigants to characterize Prosper Funding or PMI, rather than WebBank, as the lender of the loans originated through the platform;

·	the application of federal and state bankruptcy and insolvency laws to borrowers and to Prosper Funding and PMI;

·	the impact of borrower delinquencies, defaults and prepayments on the returns on the Prosper Funding Notes;

·	the lack of a public trading market for the Prosper Funding Notes and any inability to resell the Prosper Funding Notes on the Note Trader platform;

·	the federal income tax treatment of an investment in the Prosper Funding Notes and the PMI Management Rights;

·	Prosper Funding and PMI’s ability to prevent security breaches, disruptions in service, and comparable events that could compromise the personal and confidential information held on their data systems, reduce the attractiveness of the platform or adversely impact their ability to service loans;

·	the resolution of pending litigation involving PMI, including any state or federal securities litigation; and

·	Prosper Funding’s ability to compete successfully in the peer-to-peer and consumer lending industry.

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

Prosper Funding LLC (“Prosper Funding”) owns and operates a peer-to-peer online credit platform (the “platform”). Prosper Marketplace, Inc. (“PMI” and, collectively with Prosper Funding, the “Registrants” or “PMI Group”) developed the platform and prior to February 1, 2013, owned the proprietary technology that makes operation of the platform possible. Prior to February 1, 2013, PMI operated the platform, facilitated the origination of unsecured, consumer loans by WebBank, an FDIC-insured, Utah-chartered industrial bank, through the platform and issued and sold borrower payment dependent notes corresponding to those loans. In this Annual Report, consumer loans originated through the platform prior to February 1, 2013 are referred to as “PMI Borrower Loans” and borrower payment dependent notes issued and sold by PMI prior to February 1, 2013 are referred to as “PMI Notes”. On February 1, 2013, PMI transferred ownership of the platform, including all of the rights related to the operation of the platform, as well as all then-outstanding PMI Borrower Loans, to its wholly-owned subsidiary, Prosper Funding. At that same time, Prosper Funding assumed all of PMI’s obligations with respect to all then-outstanding PMI Notes.  Since February 1, 2013, all borrower payment dependent notes issued and sold through the platform are issued and sold by Prosper Funding.  In this Annual Report, borrower loans originated through the platform on or after that February 1, 2013 are referred to as “Prosper Funding Borrower Loans” and borrower payment dependent notes issued and sold by Prosper Funding on or after February 1, 2013 are referred to as “Prosper Funding Notes”, respectively. Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the platform, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the making of related loans by WebBank and the funding of such loans by WebBank. On February 1, 2013, Prosper Funding entered into an Administration Agreement with PMI in its capacity as licensee, corporate administrator, loan platform administrator and loan and note servicer, pursuant to which PMI provides certain back office support, loan platform administration and loan and note servicing to Prosper Funding.  In this Annual Report, any actions taken by PMI pursuant to the Loan Account Program Agreement or the Administration Agreement are described as actions taken by PMI, in spite of the fact that such actions are being taken by PMI on behalf of WebBank or Prosper Funding, respectively.

The platform is designed to allow people to invest money in people in an open transparent marketplace, with the aim of allowing both lender members and borrower members to profit financially as well as socially. The Registrants believe peer-to-peer lending represents a new model of consumer lending, where individuals and institutions can earn the interest spread of a traditional consumer lender but must also assume the credit risk of a traditional lender. PMI launched the platform to the public in 2006 and had attracted over two million members and facilitated over $801,000 in consumer loans as of December 31, 2013. Throughout this Annual Report, except for per share amounts and as otherwise noted, dollar amounts are presented in thousands, which is consistent with the manner of presenting such amounts in the financial statements included in this Annual Report,

The Registrants believe peer-to-peer lending presents an enormous opportunity to create a more transparent form of consumer lending. Key drivers of peer-to-peer lending include:

·	The possibility of lower rates and better terms for borrowers compared to traditional sources of consumer credit, such as credit cards;
·	A new asset class for investors with the possibility of attractive risk adjusted returns that are not directly correlated to the performance of the stock market;
·	An opportunity to combine social networking with financial services in a manner that allows users that help fund loans to feel they are directly helping other people while also potentially earning attractive returns; and
·	Growing acceptance of the Internet as an efficient and convenient forum for consumer transactions.

How the Platform Works

The platform is an online marketplace that matches individuals who wish to obtain consumer loans (“borrower members”) with those who are willing to help fund those loans (“lender members”). A borrower member who wishes to obtain a loan through the platform must post a loan listing, or listing, on the platform. PMI allocates listings to one of two lender member funding channels: (i) the first channel allows lender members to commit to purchase Prosper Funding Notes from Prosper Funding, the payments of which are dependent on the payments made on the corresponding Prosper Funding Borrower Loan (the “Note Channel”); and (ii) the second channel allows lender members to commit to purchase 100% of a Prosper Funding Borrower Loan directly from Prosper Funding (the “Whole Loan Channel”). If a listing receives enough lender member commitments to be funded, WebBank will originate the loan requested and then sell it to Prosper Funding. Each Prosper Funding Note issued and sold by Prosper Funding comes attached with a PMI Management Right issued by PMI. In this Annual Report, a borrower member who posts a loan listing is referred to as an “applicant” and an applicant who obtains a loan through the platform is referred to as a “borrower.”

In order to obtain a loan through the platform, an applicant must first complete a loan application. PMI then obtains a credit report on the applicant and uses data from that report as well as data supplied by the applicant to assign a risk grade to the listing, which is called a “Prosper Rating.”  Each time PMI posts a group of listings on the platform, it determines the relative proportions of such listings that will be allocated to the Note Channel and the Whole Loan Channel, respectively, based on PMI’s estimate of the relative overall demand in each channel. PMI then uses a random allocation methodology to allocate individual listings between the two channels based on those proportions.  PMI currently posts listing on the platform twice per day on weekdays and once per day on weekends, although the frequency with which PMI posts listings may change in the future. The format for listings is shown below. The images are not from actual listings, but rather depict hypothetical listings created for purposes of illustration. Each listing includes the Prosper Rating, selected items from the applicant’s credit report, intended use of the potential loan, plus information regarding any previous loans obtained by the applicant through the platform.

Within the Note Channel, lender members can bid on listings in amounts ranging from 50% of the loan amount requested to as little as $25 (not in thousands). Thus, it is typical to have multiple lender members bid on a single listing.

The registration, processing and payment systems are automated and electronic. Prosper Funding has no physical branches, no deposit-taking and interest payment activities and limited loan underwriting activities. Prosper Funding’s website, which is located at www.prosper.com, and which is referred to in this Annual Report as the “website”, provides detailed information about the platform, including detailed fee information, the full text of the member legal agreements, help pages and white papers. In addition to the customer support materials available on the website, Prosper Funding makes additional customer support available to members by email and phone (which services are currently handled by PMI as servicer pursuant to the Administration Agreement). Prosper Funding’s customer support team is currently located in Killeen, Texas and at its headquarters in San Francisco, California.

PMI attracts lender members and borrowers to the website through a variety of sources, including referrals from other parties (such as online communities, social networks and marketers), search engine results and online and offline advertising. Prosper Funding is not dependent on any one source of traffic to the website. In December 2013, the website received approximately 348,971 unique visitors.

Prosper Funding generates revenue by charging lender members ongoing servicing fees on the PMI Notes, Prosper Funding Notes and Prosper Funding Borrower Loans they have purchased, and from licensing fees paid by PMI under the Administration Agreement. PMI generates revenue by collecting fees from Prosper Funding under the Administration Agreement and by collecting origination fees from WebBank as compensation for its loan origination activities on WebBank’s behalf.

Platform Participants, Registration Requirements and Minimum Credit Criteria

All platform participants must register with Prosper Funding and agree to the platform’s rules and terms of use, including consent to doing business electronically.  At the time of registration, individuals or authorized institutional agents must provide their name, address and an email address.  After responding to an email verification, registrants must agree to the terms and conditions (including the applicable registration agreement) for the specific borrower or lender role for which they are registering.

Borrower Members

Any natural person at least 18 years of age who is a U.S. resident in a state where loans through the platform are available with a bank account and a social security number may apply to become a borrower member by registering at www.prosper.com.  After passing the anti-fraud and identity verification process, borrower members can request unsecured borrower loans at interest rates set by PMI.  PMI sets minimum credit and other credit guidelines for borrowers, as discussed in the risk grading section.

When an applicant requests a loan, PMI first evaluates whether the applicant meets the underwriting criteria established in conjunction with WebBank. WebBank makes loans to borrowers and then sells and assigns the promissory notes evidencing those loans to Prosper Funding. The underwriting criteria apply for all borrower loans originated through the platform and may not be changed without WebBank’s consent. All applicants are subject to the following eligibility criteria: (1) have fewer than seven credit bureau inquiries within the last 6 months, (2) have a stated income greater than $0, (3) have a debt-to-income ratio below 50%, (4) have at least two open trades reported on their credit bureau, (5) have no reported delinquencies of 30 or more days within the last 3 months, and (6) have not filed for bankruptcy within the last 12 months. Further, borrower members who have not borrowed through the platform previously must have at least a 640 credit score. The minimum credit score is also 640 for borrower members who have (1) previously obtained a loan through the platform and paid off such loan in full, (2) have no prior charge-offs on loans originated through the platform, and (3) satisfy the following requirements:

Credit Score Range	Minimum # Months Since Origination of 1st Loan	# of Consecutive Months Without 31+ DPD on 1st Loan
640-719	9	9
720+	6	6

Underwriting requirements for borrower loans, including eligibility requirements for second loans, are subject to change over time.

Borrower members may have up to two borrower loans outstanding at one time, provided that (1) the first borrower loan is current, (2) the aggregate outstanding principal balance of both borrower loans does not exceed the then-current maximum allowable loan amount for borrower loans (currently $35,000) (not in thousands) and (3) they comply with the prior borrower constrains above. Any outstanding loan made through the platform is treated as a "loan" for purposes of this two loan limit.

After receiving an applicant's loan request, PMI verifies the deposit account into which the loan proceeds will be deposited, to determine that the applicant is a holder of record of the account. Even if a listing receives bids that equal or exceed the minimum amount required to fund, PMI will cancel the listing if it is unable to verify the applicant's account. While PMI attempts to authenticate each platform participant's identity, its fraud checks could fail to detect identity theft, fraud and inaccuracies.  See “Item 1A. Risk Factors—Risks Related to Borrower Default” for more information.

Lender Members

Lender members are individuals and institutions that have the opportunity to buy Prosper Funding Notes or Prosper Funding Borrower Loans. Lender members must register on the platform. Only lender members that are approved by Prosper Funding are eligible to participate in the Whole Loan Channel.  At a minimum, a lender member cannot participate in the Whole Loan Channel unless it is an institutional investor and meets the definition of an “accredited investor” set forth in Regulation D under the Securities Act of 1933, as amended.  During lender registration, potential lender members who are individuals must authorize Prosper Funding, or its agent, to obtain their credit report for identification purposes. Lender members also must consent to any applicable tax withholding statement and must agree to the terms and conditions of the website. Lender members who participate in the Note Channel must also enter into a lender registration agreement with Prosper Funding and PMI, which agreement governs all sales of Prosper Funding Notes to such lender members. Lender members who participate in the Whole Loan Channel must enter into loan purchase and loan servicing agreements with Prosper Funding.  Lender members are not required to give credit information to the same extent as borrower members. An individual lender member must be a natural person at least 18 years of age and a U.S. resident, must provide his or her social security number and may be required to provide his or her state driver’s license or state identification card number. An institutional lender member must provide its taxpayer identification number. At the time a lender member registers to participate in the Note Channel, the lender member must satisfy any minimum financial suitability standards and maximum investment limits established for the Note Channel or the Note Trader platform by the state in which the lender member resides.

Prior to bidding on a listing, lender members must transfer funds to a funding account maintained on the platform. The funds of most lender members are held in a single, pooled funding account, which is referred to in this Annual Report as, the “pooled funding account”.  PMI has also established dedicated funding accounts for certain lender members that participate in the Whole Loan Channel, each of which is referred to in this Annual Report as a “dedicated funding account”.   The pooled funding account and each dedicated funding account for the benefit of the lenders (collectively the FBO Funding accounts) is a non-interest bearing, demand deposit account, currently maintained by PMI or Prosper Funding at Wells Fargo Bank, National Association (“Wells Fargo”). The pooled funding account is held in the name of Prosper Funding for the benefit of its lender members, and each dedicated funding account is held in the name of PMI or Prosper Funding for the benefit of the applicable lender member.

PMI causes all payments made or collected on any Prosper Funding Note, PMI Note or Prosper Funding Borrower Loan owned by a lender member to be deposited into the applicable funding account.  A lender member that wishes to make a commitment to purchase a Prosper Funding Note or a Prosper Funding Borrower Loan must have funds equal to the sum of such commitment and all the lender member’s other outstanding purchase commitments in the applicable funding account.  For the FBO Funding accounts, PMI maintains sub-account balances on its system to track commitments and purchases made and loan proceeds received at the lender member level. These sub-accounts are purely administrative and reflect balances and transactions concerning funds in the FBO Funding accounts. Individual lender members have no direct relationship with Wells Fargo by virtue of funds or transactions within the FBO Funding accounts or by virtue of participating on the platform. No Prosper Funding or PMI funds are commingled with the assets of lender members in any of the FBO accounts.

Each funding account is FDIC-insured on a “pass through” basis to the individual lender members, subject to applicable limits. This means that each individual lender member's cash balance is protected by FDIC insurance, up to the limits established by the FDIC. Other funds the lender member has on deposit with Wells Fargo may count against any applicable FDIC insurance limits. Funds of a lender member in a funding account can consist of amounts deposited by the lender member but never committed to Prosper Funding Note or Prosper Funding Borrower Loan purchases; amounts the lender member has committed to one or more such purchases, where origination of the corresponding Prosper Funding Borrower Loan has not yet occurred; or amounts received as principal and interest payments on Prosper Funding Notes, PMI Notes or Prosper Funding Borrower Loans owned by the lender member that the lender member has not yet withdrawn. Upon request by a lender member, PMI will transfer funds from the applicable funding account to the lender member’s designated and verified external bank account, provided such funds are not already committed to Prosper Funding Note or Prosper Funding Borrower Loan purchases.  To the extent a lender member does not withdraw any such amounts, they will remain in the applicable funding account indefinitely.

Relationship with WebBank

WebBank is a FDIC-insured, Utah-chartered industrial bank that originates all loans made through the platform. WebBank and PMI are parties to a Loan Account Program Agreement, under which PMI manages the operations of the platform that relate to the submission of loan applications by potential borrowers, the making of related loans by WebBank and the funding of such loans by WebBank in exchange for a fee equal to the origination fee charged by WebBank. As of February 1, 2013, WebBank, Prosper Funding and PMI are parties to a Loan Sale Agreement, under which WebBank sells and assigns the promissory notes evidencing the Prosper Funding Borrower Loans to Prosper Funding. As consideration for WebBank’s agreement to sell and assign the promissory notes, Prosper Funding pays WebBank a monthly fee in addition to the purchase price of the promissory notes themselves. Under the Loan Account Program Agreement, PMI has agreed to indemnify WebBank with respect to any damages arising from WebBank’s participation in the origination of Prosper Funding Borrower Loans as contemplated in the Loan Account Program Agreement.

Risk Management

PMI’s risk management has evolved from its inception. PMI has consistently worked to improve the information provided to lender members in order to help them make sound investment decisions. A major source of improvement has been to progressively incorporate the historical performance of loans originated through the platform into the Prosper Ratings as more loan outcome data becomes available over time. PMI intends to continuously refine the proprietary rating system by regularly reassessing the system and notifying Prosper Funding of any changes PMI believes should be made to the Prosper Ratings system. For more information about how the Prosper Ratings and estimated loss rates are calculated and reassessed, see the following sections under this discussion of “Risk Management”. For more information about PMI’s obligation to regularly reassess the Prosper Ratings systems, including the reasonableness of the implied loss rates, see “About the Platform—Risk Management—Comparing Estimated Loss Rates to Actual Losses.” As of February 1, 2013, PMI transferred to Prosper Funding the software and intellectual property associated with the Prosper Ratings system.

Prosper Rating Assigned to Listings

Each listing is assigned a Prosper Rating. The Prosper Rating is a letter that indicates the expected level of risk associated with the listing. Each letter grade corresponds to an estimated average annualized loss rate range. The rating associated with a listing reflects the loss expectations for that listing as of the time the rating is given. This means that otherwise similar borrowers may have different Prosper Ratings at different points in time as the Prosper Rating is updated to incorporate more recent information. There are currently seven Prosper Ratings, but this, as well as the loss ranges associated with each, may change over time as the marketplace dictates. PMI intends to regularly update the loss rates associated with the Prosper Ratings to reflect the ongoing actual performance of PMI Borrower Loans and Prosper Funding Borrower Loans. The updates will occur at least annually.

The current Prosper Ratings and the estimated loss ranges associated with them are as follows:

Prosper Rating	Est. Avg. Annual Loss Rate
AA	0.00% - 1.99%
A	2.00% - 3.99%
B	4.00% - 5.99%
C	6.00% - 8.99%
D	9.00% - 11.99%
E	12.00% - 14.99%
HR	>=15.00%

The estimated loss rate for each listing is based primarily on the historical performance of PMI Borrower Loans and Prosper Funding Borrower Loans with similar characteristics and is primarily determined by two scores: (i) a custom Prosper Score, and (ii) a credit score obtained from a credit reporting agency. The custom Prosper Score is updated periodically to include new information that is predictive of borrower risk as it becomes available or as the evidence supporting a particular datum becomes strong enough to merit its inclusion in the custom Prosper Score.

If a particular piece of information is found to be highly predictive of a borrower’s risk prior to a custom Prosper Score re-development, then it may be added to the rating process as an overlay until its impact on borrower risk is sufficiently captured by the combination of the custom Prosper Score and the credit bureau score.  Throughout 2011, for instance, increasingly strong evidence continued to emerge that successful performance on a previous loan through the platform was a strong predictor of borrower risk.  Once this evidence was sufficiently robust, the presence of a second loan became an integral determinant of a borrower’s Prosper Rating.

Prosper Score

The Prosper Score predicts the probability of a borrower loan going “bad,” where “bad” is defined as going more than 60 days past due within twelve months of the application date. To create the Prosper Score, PMI developed a custom risk model using its historical data as well as a data archive from a consumer credit bureau. PMI built the model on its applicant population so that it would incorporate behavior that is unique to that population. In contrast, a credit score obtained from a credit reporting agency is based on a much broader population, of which applicants through the platform are just a small subset. PMI uses both the Prosper Score and a credit score to assess the level of risk associated with a listing.

To build and validate the custom risk model, PMI used applicants from April 2008 through April 2011 and measured their performance for the twelve months following their date of application. PMI analyzed variables available at the time of listing for potential inclusion in the final model. Potential variables included those from the credit report and also those provided by the borrower. PMI dropped or kept variables in the final model based on their contribution and stability over time, and went through a number of iterations before finalizing the model in its current form. The final model includes variables such as “Inquiries last six months” and “Debt-to-Income Ratio”. The former is an example of a credit report variable and the latter uses both credit report information as well as income information provided by the borrower.

The model assigns weights to all of the variables based on their value in predicting the likelihood of a loan going bad.  For a given applicant, the model estimates the probability of the applicant becoming bad, which is called the applicant’s “probability of bad.”  The probability of bad for an applicant is then mapped to a Prosper Score, which is displayed as part of that listing.  Prosper Scores range from 1 to 11, with 11 being the best, or lowest risk value.  The probability of bad ranges and the corresponding Prosper Scores are as follows.

Probability of Bad	Prosper Score
> 10.50%	1
9.50 < x <= 10.50%	2
8.50 < x <= 9.50%	3
7.00 < x <= 8.50%	4
6.50 < x <= 7.00%	5
5.75 < x <= 6.50%	6
5.00 < x <= 5.75%	7
4.25 < x <= 5.00%	8
3.75 < x <= 4.25%	9
3.00 < x <= 3.75%	10
0.00 < x <= 3.00%	11

For example, a probability of bad of 3.29% equates to a Prosper Score of 10 and a probability of bad of 12.00% equates to a Prosper Score of 1.  The probability of bad ranges may change over time as additional performance data is acquired.

Credit Bureau Score

In addition to the Prosper Score, another major element used to determine the Prosper Rating for a listing is a credit score from a consumer reporting agency. PMI currently uses Experian’s FICO08 score, although it may use one or more different scores in the future. (PMI used Experian's Scorex PLUS score for all listings begun prior to September 6, 2013.) The minimum credit score required for a borrower to post a listing is 640.

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

Assigning Estimated Loss Rates

Estimated loss rates are based on the historical performance of loans originated through the platform with similar characteristics and are primarily determined by Prosper Scores and credit scores.  The starting point for this determination is the base loss rate table, shown below, which PMI created by dividing the range of Prosper Scores and credit scores into multiple segments and combining them into a single grid.  A base loss rate is estimated for each cell in the table, based on the historical performance of loans originated on the platform that occupied the same cell (i.e., that had the same point of intersection for their Prosper Score and credit score).  Cells may be given the same loss rate due to small volume, similar behavior or both.  PMI reviews loan performance on a monthly basis to see how the loss rate estimates compare to the actual performance of borrower loans, and makes adjustments as necessary based on such reviews.  Please refer to the website for the estimated base loss rate table currently in use.  Estimated base loss rates for the cells in the table below correspond to those in effect for PMI applicants as of December 31, 2013.

	Experian FICO08 Credit Score 1st Loans, 3 yr. term
Prosper Score	600- 619	620- 639	640- 659	660- 679	680- 699	700- 719	720- 739	740- 759	760- 779	780- 799	800- 829	830- 850
1	22.25%	22.25%	14.75%	14.75%	13.75%	9.25%	7.49%	6.99%	6.24%	4.74%	3.24%	3.24%
2	22.25%	22.25%	14.75%	11.75%	11.25%	7.74%	7.24%	5.99%	4.74%	3.99%	3.24%	2.99%
3	22.25%	22.25%	11.75%	8.99%	6.99%	6.99%	6.24%	5.49%	4.24%	3.49%	2.99%	2.49%
4	22.25%	22.25%	8.99%	6.49%	5.99%	5.74%	4.99%	3.99%	3.99%	2.74%	1.99%	1.49%
5	22.25%	22.25%	7.24%	6.24%	5.49%	5.49%	4.49%	3.74%	3.49%	2.49%	1.74%	1.49%
6	22.25%	22.25%	6.49%	5.49%	4.49%	4.24%	3.74%	3.24%	2.99%	2.24%	1.74%	1.24%
7	22.25%	22.25%	6.24%	4.99%	3.99%	3.49%	3.49%	2.99%	2.49%	1.74%	1.74%	0.99%
8	22.25%	22.25%	4.99%	3.99%	3.74%	2.99%	2.99%	2.49%	1.99%	1.74%	1.49%	0.99%
9	22.25%	22.25%	4.74%	3.74%	3.74%	2.99%	2.74%	1.99%	1.74%	1.49%	1.24%	0.74%
10	22.25%	22.25%	4.74%	3.49%	3.24%	2.24%	1.99%	1.49%	1.49%	0.99%	0.74%	0.74%

The table above applies to borrowers seeking their first loan through the platform. Although borrowers with credit scores below 640 are depicted in the table above, borrowers seeking a first loan whose credit score is below 640 are not currently eligible for a loan on the platform. PMI can make adjustments to the base loss rate to determine the final loss rate. For example PMI makes adjustments for whether the applicant has already been a borrower on the platform and for the term of the loan. The final loss rate determines the Proper Rating. The value of the adjustments are based on historical data, where available, as well as observed industry performance and behavior. An example of a potential adjustment is shown below:

Here is an example of how the final loss rate and Prosper Rating for a loan listing would be calculated:
- Applicant credit bureau score = 730 and Prosper score = 6
- Applicant has a previous Prosper loan

Base Loss Rate:		3.74%
Adjustments:
	-Previous Loan:	-0.50%
Final Loss Rate:		3.24%
Prosper Rating:		A

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

Estimating Losses.  PMI determines the loss component of the loss rate calculation by analyzing losses for PMI Borrower Loans and Prosper Funding Borrower Loans and making adjustments to reflect anticipated deviations from historical performance that may exist due to the current macro-economic or competitive environment. Changes in delinquency and losses have the largest impact on the expected loss rate of a group of loans, and so changes in loan delinquency and loss performance are monitored on at least a monthly basis.

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

Collection Expense and Recovery Adjustments. When an account becomes past due, PMI may collect on the account directly or refer the account to a third-party collection agency. PMI’s in-house collections department and third-party collection agencies are compensated by keeping a portion of the payments they collect based on a predetermined schedule. Once an account has been charged-off, any subsequent payments received or proceeds from the sale of the loan in a debt sale are considered recoveries and reduce the amount of principal lost.

Comparing Estimated Loss Rates to Actual Losses

PMI reviews the performance of PMI Borrower Loans and Prosper Funding Borrower Loans on a monthly basis to determine how loss rate estimates compare to actual performance. As part of this monthly review, the processes for calculating and assigning loss rates and Prosper Ratings described in the preceding sections are reassessed to ensure continued accuracy. The graphs below show the estimated versus actual cumulative dollar loss rates by Prosper Rating for Prosper Funding Borrower Loans and PMI Borrower Loans, collectively, booked from July 13, 2009 through December 31, 2013. Performance is as of December 31, 2013. The loss performance is tracked by vintage, meaning each line represents all loans originated in a given period. The graphs only include PMI Borrower Loans and Prosper Funding Borrower Loans that have been outstanding at least 6 months. In addition, data for a point along the x axis is only included if the entire vintage is at least that mature. So, although loans originated in April 2013 have 8 months of performance, only 6 months of performance are reflected in the graphs below because the June 2013 loans, which are also a part of the 2013 Q2 vintage, have only completed 6 months of performance.

Vintages generally contain enough loan volume for their performance curves to be meaningful.  For presentation purposes, some of the older vintages have been grouped into annual and half-year vintages.

Below is a graph that shows cumulative net charge-offs as a percentage of originations across all Prosper Ratings by vintage for Prosper Funding Borrower Loans and PMI Borrower Loans, collectively, originated from July 13, 2009 to June 30, 2013. The addition of “H1” means that the information reported reflects the first six months of the year presented, while “H2” reflects loans in the second 6 months of the year presented. Similarly, “Q1” or “Q2” means that the information reported reflects the first or second quarter of the year presented.

Overall, vintages originated in 2012H2 and early 2013 are demonstrating meaningfully lower cumulative losses than those originated in 2011 and 2012H1. The PMI Group considers changes in the risk management process implemented at the end of 2012 and in early 2013 to be a meaningful driver of this trend.

The graphs below show cumulative net charge-offs for Prosper Funding Borrower Loans and PMI Borrower Loans, collectively, as a percentage of originations for each Prosper Rating presented by vintage from July 13, 2009 to December 31, 2013.

Note: Estimated lines represent the high end of the estimated loss rate range for each Prosper Rating, except for HR, where the high end of the range is 100% and the estimated curve was set at 19.50% cumulative principal loss.

In many rating grades, risk is trending above estimates for the 2011 and 2012 vintages. In instances such as these where a material variance relative to estimates exists, PMI performs additional analysis to understand the reason for the variance and adjusts its credit policy as necessary to bring losses back in-line with estimates. To date, all of the 2013Q1 and 2013Q2 vintages have cumulative losses below their respective estimated lines. The PMI Group considers this change in performance to be a direct result of changes made by PMI to its risk management practices at the end of 2012 and the beginning of 2013.

Please note that the historical performance of PMI Borrower Loans may not be indicative of the future performance of PMI Borrower Loans or Prosper Funding Borrower Loans. See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI, the Platform and Prosper Funding and PMI’s Ability to Service the Prosper Funding Notes” for more information.

Maximum Loan Amount

The maximum loan amount for a listing is determined by the applicant’s Prosper Rating.  The table below shows the maximum loan amount for each Prosper Rating:

Prosper Rating	Maximum Loan Amount (In Thousands)
AA	35
A	35
B	35
C	25
D	15
E	10
HR	4

 Borrower Identity and Financial Information Verification

Prosper Funding reserves the right in its member agreements to verify the accuracy of all statements and information provided by borrower members and lender members in connection with listings, commitments and borrower loans. PMI verifies such information on behalf of Prosper Funding pursuant to the Administration Agreement. PMI may conduct its review at any time before, during or after the posting of a listing, or before or after the funding of a Prosper Funding Borrower Loan. If it is unable to verify material information with respect to an applicant or listing, PMI will cancel or refuse to post the listing or cancel any or all commitments against the listing. PMI may also delay funding of a Prosper Funding Borrower Loan in order to verify the accuracy of information provided by an applicant in connection with the listing, or to determine whether there are any irregularities with respect to the listing. If PMI identifies material misstatements or inaccuracies in the listing or in other information provided by the applicant, it will cancel the listing or related loan. PMI or Prosper Funding’s participation in funding loans on the platform from time to time has had, and will continue to have, no effect on the income and employment verification process, the selection of loan requests verified or the frequency of income and employment verification.

PMI verifies the identity of every borrower who obtains a loan through the platform using a combination of documentary and non-documentary methods. PMI compares the information contained in each applicant’s credit report with the information contained in the application, and runs the application information through a fraud database. In addition, PMI asks certain applicants to submit a copy of their current driver’s license, passport or other government-issued, photo identification card, which are then authenticated using third-party reference materials. Finally, PMI requires the applicant to submit bank statements, cancelled checks or other documentary evidence to verify the accuracy of her bank account information. To the extent any of these processes identify inconsistencies between the information submitted by the applicant and the information contained in another data source, the applicant must submit documentation to resolve the discrepancy to PMI’s satisfaction. For example, the applicant might be required to submit a recent utility bill to reconcile a discrepancy between the current address listed in her application and the one listed in her credit report. If it is unable to verify the identity of an applicant in the manner described above, PMI will cancel the applicant’s listing or pending loan.

In addition to the identity verification processes just described, PMI verifies income and employment information for a subset of applicants based on a proprietary algorithm.  The intention of this algorithm is to identify instances where the applicant’s self-reported income is highly determinative of the applicant’s Prosper Rating.  The algorithm gives greatest weight to the following factors:

·	Prosper Rating;
·	loan amount;
·	stated income; and
·	debt-to-income ratio.

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

Between July 14, 2009 and December 31, 2013 (based on start time of the applicable bidding period), PMI verified employment and/or income on approximately 54% of the Prosper Funding Borrower Loans and PMI Borrower Loans originated on the platform on a unit basis (39,291 out of 72,957) and approximately 76% of such loans on a dollar basis ($480,725 out of $630,364). Breaking these numbers down by Prosper Rating:

●	for Prosper Funding Borrower Loans and PMI Borrower Loans with a Prosper Rating of AA, A or B, PMI verified income and/or employment information on approximately 71% of such loans on a unit basis (20,413 out of 28,940) and approximately 87% of such loans on a dollar basis ($280,307 out of $322,982) ;

●	for Prosper Funding Borrower Loans and PMI Borrower Loans with a Prosper Rating of C or D, PMI verified income and/or employment information on approximately 61% of such loans on a unit basis (17,128 out of 28,227) and approximately 78% of such loans on a dollar basis ($189,606 out of $243,787) ; and

●	for Prosper Funding Borrower Loans and PMI Borrower Loans with a Prosper Rating of E or HR, PMI verified income and/or employment information on approximately 11% of such loans on a unit basis (1,750 of 15,790) and approximately 17% of such loans on a dollar basis ($10,812 out of $63,595) .

Between July 14, 2009 and December 31, 2013, PMI canceled 14% of the loan listings for which it verified employment and/or income information because the listings contained inaccurate or insufficient employment or income information. Under the Administration Agreement, PMI is required to perform borrower identity and financial information verification services in the manner and to the extent contemplated in this section. Please note, however, that historical data regarding PMI Borrower Loans may not be indicative of the characteristics of Prosper Funding Borrower Loans. See “Item 1A. Risk Factors—Risks Related to the Platform and Prosper Funding and PMI’s Ability to Service the Prosper Funding Notes” for more information.

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

When PMI identifies inaccurate employment or income information in an application or listing that has resulted in the applicant obtaining a different Prosper Rating or interest rate for her listing than she would have obtained if she had provided the correct information, PMI cancels the listing. If PMI identifies inaccurate information in a listing that does not trigger cancellation of the listing, it does not update the listing to include the corrected information. Cancellation automatically triggers a notice to the applicant and any lender members who made commitments to the listing that the listing has been cancelled, and PMI sends an adverse action notice to the applicant indicating the reasons for cancellation. PMI makes the funds committed by the lender members on the cancelled listing immediately available to them for bidding on other listings.

PMI generally does not verify information included by applicants in their listings other than identity, income and employment information. PMI derives the applicant’s debt-to-income ratio, or “DTI,” from a combination of the applicant’s self-reported income and information from the applicant’s credit report. The credit data that appears in listings is taken directly from the applicant’s credit report. Although applicants may provide proof of homeownership to establish homeownership status, in most instances, homeownership status is derived from the credit report as well. For example, if the credit report reflects an active mortgage loan, the applicant is presumed to be a homeowner. Lender members should not rely on unverified information provided by applicants. See “Item I.A. Risk Factors—Risks Related to Borrower Default—The maximum debt-to-income ratio for all applicants is 50%” for more information.

PMI is continuously looking for ways to improve the verification procedures in a cost-effective manner in order to increase the repayment performance of loans.  See “Item 1A. Risk Factors—Risks Related to Borrower Default—Information supplied by applicants may be inaccurate or intentionally false. Information regarding income and employment is not verified in many cases” for more information.

Prosper Funding Note Repurchase and Indemnification Obligations

Under the terms of each Prosper Funding Note, if a “Repurchase Event” occurs with respect to that Prosper Funding Note, Prosper Funding will, at its sole option, either repurchase the Prosper Funding Note from the holder or indemnify the holder of the Prosper Funding Note for any losses resulting from nonpayment of the Prosper Funding Note or from any claim, demand or defense arising as a result of such Repurchase Event. A “Repurchase Event” with respect to a Prosper Funding Note means (i) a Prosper Rating different from the Prosper Rating actually calculated by PMI (on behalf of Prosper Funding) was included in the listing for the corresponding Prosper Funding Borrower Loan, as a result of which the interest of the holder in the Prosper Funding Note is materially and adversely affected, (ii) a Prosper Rating different from the Prosper Rating that should have appeared was included in the listing for the corresponding Prosper Funding Borrower Loan because either PMI (on behalf of Prosper Funding) inaccurately input data into the formula for determining the Prosper Rating or inaccurately applied the formula for determining the Prosper Rating and, as a result, the interest of the holder in the Prosper Funding Note is materially and adversely affected, or (iii) the corresponding Prosper Funding Borrower Loan was obtained as a result of verifiable identify theft on the part of the purported borrower member and a material payment default under the corresponding Prosper Funding Borrower Loan has occurred.

Under Prosper Funding’s standard form of loan purchase agreement for participants in the Whole Loan Channel, Prosper Funding will repurchase a Prosper Funding Borrower Loan from the purchaser if the Prosper Funding Borrower Loan is legally unenforceable because it did not comply with applicable laws in effect at the time the Prosper Funding Borrower Loan was originated, or if the Prosper Funding Borrower Loan was obtained as a result of verifiable identify theft on the part of the purported borrower member.

The determination of whether verifiable identify theft has occurred is in Prosper Funding’s sole discretion, and Prosper Funding has the exclusive right to investigate such claims. Prosper Funding may, in its reasonable discretion, require proof of the identify theft, such as a copy of a police report filed by the person whose identity was wrongfully used to obtain the corresponding Prosper Funding Borrower Loan, an identity theft affidavit, a bank verification letter or all of the above. Because PMI is the sole entity with the ability to investigate and determine verifiable identity theft, which in turn triggers Prosper Funding’s repurchase or indemnification obligations, a conflict of interest exists. The PMI Group believes the risk created by this conflict of interest is mitigated by three factors that incent Prosper Funding to vigorously investigate claims of identity theft. First, without the protection offered by its repurchase and indemnification obligations, fewer potential lender members will have the confidence to participate in the platform, limiting the growth and long term profitability of Prosper Funding. Second, the Loan Program Agreement between PMI and WebBank includes a requirement—and accompanying audit function—to ensure that claims of identity theft are thoroughly investigated and accurately reported. Third, California statutes provide strong remedies to victims of identity theft whose claims are not adequately investigated or was frivolously dismissed. See “Item 1A. Risk Factors—Risks Related to Borrower Default—The fact that PMI has the exclusive right and ability to investigate claims of identity theft in the origination of loans creates a significant conflict of interest between the lender members.”

Prosper Funding is under no obligation to repurchase a series of Prosper Funding Notes or indemnify any holder of Prosper Funding Notes if a correctly determined Prosper Rating fails to accurately predict the actual losses on a Prosper Funding Borrower Loan. In addition, the remedy described above for identity theft with respect to Prosper Funding Notes and Prosper Funding Borrower Loans only provides protection against identity theft; in no way is it a guarantee of a borrower’s self-reported information (beyond identity) or a borrower’s creditworthiness. See “Item 1A. Risk Factors—Risks Inherent in Investing in the Prosper Funding Notes—Prosper Funding is not obligated to indemnify a Prosper Funding Note holder or repurchase any Prosper Funding Notes except in limited circumstances.” Prosper Funding expects the incidence of identity fraud on the platform to be low because of the identity verification process. From 2006 through December 31, 2013, Prosper Funding and PMI experienced identity fraud cases affecting 38 Prosper Funding Borrower Loans and PMI Borrower Loans. In the cases of identity theft Prosper Funding and PMI have experienced, PMI received a police report and identity theft affidavit from the victim evidencing that identity theft had occurred. Please note that historical data regarding PMI Borrower Loans may not be indicative of the future characteristics of Prosper Funding Borrower Loans or PMI Borrower Loans. See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI, the Platform and Prosper Funding and PMI’s Ability to Service the Prosper Funding Notes” for more information.

Under Prosper Funding’s lender registration agreements with lender members who participate in the Prosper Funding Note Channel, Prosper Funding represents and warrants that (i) if a lender member uses an automated bidding tool or order execution service offered by Prosper Funding, such as Quick Invest, Auto Quick Invest or Premier, to identify Prosper Funding Notes for purchase, each Prosper Funding Note purchased will conform to the investment criteria provided by the lender member through such tool or service, and (ii) each Prosper Funding Note that a lender member purchases from Prosper Funding will be in the principal amount of the bid such lender member placed and will correspond to the Prosper Funding Borrower Loan on which such lender member bid. If Prosper Funding breaches either of these representations and warranties and, as a result, the Prosper Funding Note sold to a lender member is materially different from the Prosper Funding Note that would have been sold had the breach not occurred or if the lender member would not have purchased the Prosper Funding Note at all absent such breach, Prosper Funding will, at its sole option, either indemnify the lender member from any losses resulting from such breach, repurchase the Prosper Funding Note or cure the breach, if the breach is susceptible to cure. If Prosper Funding breaches any of its other representations and warranties in the lender member registration agreement and such breach materially and adversely affects a lender member’s interest in a Prosper Funding Note, Prosper Funding will, at its sole option, either indemnify the lender member, repurchase the affected Prosper Funding Note from such lender member or cure the breach. The determination of whether a breach is susceptible to cure is in Prosper Funding’s sole discretion.

Calculation of Repurchase Price and Indemnification Payments

If Prosper Funding elects to repurchase a Prosper Funding Note or Prosper Funding Borrower Loan in connection with a repurchase event or breach described above, the repurchase price will be equal to the principal amount outstanding on the Prosper Funding Note or Prosper Funding Borrower Loan as of the date of repurchase and will not include accrued and unpaid interest. If Prosper Funding elects to provide indemnification in connection with a repurchase event or the breach of a representation or warranty under the lender registration agreement for Note Channel participants, Prosper Funding will not be required to take any action with respect to any losses suffered until the affected Prosper Funding Note is at least one hundred twenty (120) days past due. For purposes of indemnification, Prosper Funding will calculate the losses resulting from nonpayment of a Prosper Funding Note based on the principal amount outstanding on the Prosper Funding Note. If Prosper Funding makes an indemnification payment, Prosper Funding will be entitled to retain any subsequent recoveries that it receives on the affected Prosper Funding Note.

Effect on PMI Management Rights

If Prosper Funding repurchases any Prosper Funding Notes, PMI will concurrently repurchase the related PMI Management Rights for zero consideration.

Historical Performance of PMI Borrower Loans and Prosper Funding Borrower Loans

The performance of Prosper Funding Borrower Loans and PMI Borrower Loans is a function of the credit quality of borrowers and the risk and return preferences of lender members. Lender members can choose to pursue a variety of bidding strategies, including strategies that may or may not maximize the return on their investment. When making commitment decisions, lender members consider applicants’ Prosper Ratings, credit scores, debt-to-income ratios and other credit data and information displayed with listings.  See “Item 1A. Risk Factors—Risks Related to Borrower Default.”

The graph below displays the overall level of delinquency for Prosper Funding Borrower Loans and PMI Borrower Loans, collectively, on a calendar basis. Loss estimates for the portfolio on a vintage basis may be found in the section “Comparing Estimated Loss Rates to Actual Losses”. Loans that are more than 30 days past due are considered to be severely delinquent due to the significant decrease in the likelihood of receiving future payment once a loan has missed two payments.

The following table presents aggregated information as of December 31, 2013, grouped by Prosper Rating, for all Prosper Funding Borrower Loans and PMI Borrower Loans, collectively, originated on the platform from July 13, 2009 through December 31, 2013. With respect to delinquent Prosper Funding Borrower Loans and PMI Borrower Loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of December 31, 2013.

Prosper Funding Borrower Loan and PMI Borrower Loan Originations
July 13, 2009 - December 31, 2013
(as of December 31, 2013)
(in thousands, except for number amounts)

	Total Loan Originations		Current Loans			1-30 Days Past Due
Prosper Rating	No.	Origination Amount	No.	Origination Amount	Outstanding Principal	No.	Origination Amount	Outstanding Principal
AA	4,288	$47,480	2,589	$33,854	$26,358	17	$249	$171
A	11,562	127,917	8,138	100,732	83.606	75	946	744
B	12,789	142,493	9,554	114,898	99,845	143	1,489	1,101
C	14,884	149,360	11,149	121,234	107,765	215	2,222	1,814
D	13,111	91,243	7,318	56,080	45,151	237	1,851	1,290
E	8,915	39,466	5,071	23,014	18,562	167	692	460
HR	6,830	23,619	3,055	10,764	7,233	140	516	343
	72,379	$621,578	46,874	$460,576	$388,516	994	$7,965	$5,923
	avg loan size:	$9
	Percent of total		64.8%	74.1%		1.4%	1.3%

	Paid In Full		31+ Days Past Due			Defaulted [1]
Prosper Rating	No.	Origination Amount	No.	Origination Amount	Outstanding Principal	No.	Origination Amount	Net Charged Off Principal
AA	1,594	$12,427	16	$221	$156	72	$730	$536
A	2,916	21,960	67	858	664	366	3,421	2,533
B	2,434	19,920	153	1,661	1,303	505	4,524	3,585
C	2,588	18,019	220	2,191	1,780	712	5,693	4,650
D	3,762	21,334	250	1,970	1,537	1,544	10,006	7,958
E	2,259	9,313	212	909	643	1,206	5,539	4,399
HR	2,128	7,083	194	704	496	1,313	4,552	3,680
	17,681	$110,056	1,112	$8,514	$6,579	5,718	$34,465	$27,341

Percent of total	24.4%	17.7%	1.5%	1.4%		7.9%	5.5%

1	Includes all PMI Borrower Loans and Prosper Funding Borrower Loans more than 120 days past due

2
Only includes PMI Borrower Loans and Prosper Funding Borrower Loans where the bankruptcy notification date is prior to the date the loan became more than 120 days past due. If Prosper Funding or PMI were notified of a bankruptcy after the loan was more than 120 days past due, the loan is included in the "Default due to Delinquency” totals.

Default due to Delinquency:	4,945	$23,490
Default due to Bankruptcy[2] :	773	$3,850

From July 13, 2009 through December 31, 2013, 72,379 Prosper Funding Borrower Loans and PMI Borrower Loans were originated on the platform with an average original principal amount of $9 and an aggregate original principal amount of $621,578. As of December 31, 2013, 64.8% of these loans were current or had not reached their first billing cycle, 24.4% were paid in full, 1.4% were 1 to 30 days past due, 1.5% were more than 30 days past due, and 7.9% had defaulted. A PMI Borrower Loan or Prosper Funding Borrower Loan is considered to have defaulted when it is more than 120 days past due or has been discharged in bankruptcy. Of these 72,379 loans, 9,832 or 13.6%, have been greater than 15 days past due at any time, 8,067 or 11.1%, have been more than 30 days past due at any time, and 7,169 or 9.9%, have been more than 60 days past due at any time.

Of Prosper Funding Borrower Loans and PMI Borrower Loans originated after July 13, 2009, 5,718 have defaulted as of December 31, 2013, equaling a total net defaulted amount of $27,340. Of these 5,718 defaulted loans, the borrowers of 773 such loans have filed for bankruptcy, resulting in a net defaulted amount of $3,850.

The data in the preceding tables regarding Prosper Funding Borrower Loans and PMI Borrower Loans may not be representative of the loss experience that will develop for future Prosper Funding Borrower Loans. In addition, the data in the preceding tables regarding prepayments may not be representative of the prepayments Prosper Funding experiences over time.

The following table presents aggregate information, as of December 31, 2013, regarding the results of PMI’s collection efforts for PMI Borrower Loans originated before July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating (in thousands except for number amounts).

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections	Number of Loans Charged- off	Gross Aggregate Principal Balance of Loans Charged- Off	Gross Amount Recovered on Loans Charged- Off	Net Aggregate Charge- Off*
AA	57	$480	$29	$18	45	$218	$18	$200
A	147	828	52	31	120	382	45	337
B	46	347	23	5	39	166	7	159
C	344	3,171	208	110	305	1,807	110	1,697
D	536	3,902	262	167	459	2,075	164	1,912
E	183	1,259	89	40	163	735	82	653
HR	3,214	34,756	2,480	1,250	2,940	21,978	1,277	20,702
N/A1	7,299	32,880	2,447	1,371	6,653	21,037	938	20,099
	11,826	$77,623	$5,590	$2,992	10,724	$48,398	$2,642	$45,759

* This amount excludes collection agency payments that were subsequently returned due to insufficient funds.
1 Includes PMI Borrower Loans with Credit Score<640 or insufficient credit data to determine Prosper Rating.

The following table presents aggregate information, as of December 31, 2013, regarding the results of PMI's collection efforts for Prosper Funding Borrower Loans and PMI Borrower Loans, collectively, originated after July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating (in thousands except for number amounts).

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections	Number of Loans Charged- off	Gross Aggregate Principal Balance of Loans Charged- Off	Gross Amount Recovered on Loans Charged- Off	Net Aggregate Charge- Off*
AA	107	$1,091	$63	$17	72	$539	$8	$531
A	503	4,798	272	114	366	2,602	60	2,542
B	763	7,097	444	215	505	3,641	51	3,590
C	1057	8,864	588	324	712	4,784	39	4,745
D	2026	13,440	999	512	1544	8,168	172	7,996
E	1601	7,241	622	368	1206	4,500	107	4,393
HR	1695	5,924	514	301	1313	3,786	44	3,742
	7,752	$48,455	$3,502	$1,851	5,718	$28,020	$481	$27,539

* This amount excludes collection agency payments that were subsequently returned due to insufficient funds.

PMI may alter the terms or make principal reductions on some Prosper Funding Borrower Loans or PMI Borrower Loans, which may include cases where a reduction in the initial interest rate is required by law. The Servicemembers’ Civil Relief Act requires interest rates to be reduced to 6% while a borrower in the armed forces is on active duty. In order to comply with the Servicemembers’ Civil Relief Act, PMI has elected to make “pre-refunds” of the interest differential to the affected borrower for the period of deployment. The borrower then continues to make their regular payments. In these cases, PMI has refunded the interest to the borrower from PMI’s own funds and, as a result, the payments received by the applicable lender members were unchanged.

Loan Originations

The following table presents aggregated information about borrowers for Prosper Funding Borrower Loans and PMI Borrower Loans, collectively, originated over the period from July 13, 2009 to December 31, 2013, grouped by Prosper Rating (in thousands except for number amounts).

Prosper Rating	Number	Amount	Average Loan Size	Weighted Average Lender Yield	Weighted Average B orrower Rate	Weighted Average Borrower APR
AA	4,288	$47,480	$11	7.34%	8.34%	9.47%
A	11,562	127,917	11	10.68%	11.68%	14.20%
B	12,789	142,493	11	14.81%	15.81%	18.64%
C	14,884	149,360	10	18.85%	19.85%	22.91%
D	13,111	91,243	7	23.88%	24.88%	28.20%
E	8,915	39,466	4	28.53%	29.53%	33.21%
HR	6,830	23,619	3	30.75%	31.75%	35.59%
Total	72,379	$621,578	$8.14	17.17%	18.17%	21.02%

The following table presents aggregated information about borrowers for Prosper Funding Borrower Loans and PMI Borrower Loans originated over the period from July 13, 2009 to September 5, 2013, grouped by Prosper Rating. The information for each borrower was obtained from a credit reporting agency at the time the borrower’s application was submitted. PMI has not independently verified this information:

Prosper Rating	Average Experian ScorexPlus Score	Average Number of Current Delinquencies	Average Number of Open Credit Lines	Average Number of Total Credit Lines
AA	796	0.06	9.49	27. 52
A	752	0.17	9.65	27.84
B	725	0.27	9.32	27.19
C	706	0.35	9.26	27.68
D	693	0.46	8.48	26.23
E	674	0.67	8.66	27. 43
HR	689	0.60	8. 25	26.96
Total	719	0.37	9.02	27.26

On September 6, 2013, PMI ceased using Experian’s ScorexPlus credit score and began using Experian’s FICO08 credit score. All listings begun after this date use Experian’s FICO08 credit score.

The following table presents aggregated information about borrowers for Prosper Funding Borrower Loans originated over the period from September 6, 2013 to December 31, 2013, grouped by Prosper Rating. The information for each borrower was obtained from a credit reporting agency at the time the borrower’s application was submitted. PMI has not independently verified this information:

Prosper Rating	Average Experian FICO Score	Average Number of Current Delinquencies	Average number of Open Credit Lines	Average number of Total Credit Lines
AA	768	0.03	11.02	29.30
A	721	0.11	10.87	28.94
B	704	0.20	10.58	28.94
C	691	0.22	10.61	28.72
D	679	0.32	9.89	27.91
E	666	0.43	9.29	27.43
HR	665	0.54	9.99	28.82
Total	699	0.26	10.32	28.58

Please note that historical data regarding Prosper Funding Borrower Loans and PMI Borrower Loans may not be indicative of the characteristics of future Prosper Funding Borrower Loans. See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI, the Platform and Prosper Funding and PMI’s Ability to Service the Prosper Funding Notes” for more information.

Posted Prosper Funding Borrower Loan Listings

Once a loan listing is completed by an applicant, the listing is posted on the website and then becomes available for bidding by lender members. A loan listing is a request by the applicant for a Prosper Funding Borrower Loan in a specified amount.

Listings funded through the Note Channel may be partially funded. Partial funding means the applicant’s loan does not have to receive bids for 100% of the amount requested to fund, but can be funded if it receives bids for 70% or more of the amount requested. Each listing posted in the Note Channel indicates the minimum amount of bids required for the listing to fund. Prosper Funding may change the percentage threshold for partial funding, which is currently set at 70%, from time to time. Any such change will be disclosed on the website, and will only affect listings created after such change is implemented. Bids placed on listings posted in the Whole Loan Channel must be for 100% of the amount requested, so partial funding cannot occur for Prosper Funding Borrower Loans funded through the Whole Loan Channel.

Prosper Funding Borrower Loans are unsecured obligations of individual borrowers with an interest rate determined by PMI and with a specified loan term, currently set at three or five years, but which PMI may in the future extend to between three months to seven years. Applicants may currently request loans within specified minimum and maximum principal amounts (currently, between $2 and $35), which are subject to change from time to time. Prosper Funding Borrower Loans may be repaid at any time by borrowers without prepayment penalty. A Prosper Funding Borrower Loan will be made to an applicant only if the applicant’s listing has received bids equal to or exceeding the minimum amount required for the listing to fund.
In addition to the applicant’s requested loan amount, listings include:

·	the interest rate, annual percentage rate and monthly payment amount on the requested loan;

·	the servicing fee lender members must pay;

·	the lender yield percentage (interest rate on the loan, net of the servicing fee);

·	the Prosper Rating and estimated loss rate;

·	the Prosper Score and credit score range;

·	the minimum amount required for the loan to fund (for listings posted in the Note Channel)

·	the number of accounts on which the applicant is currently late on a payment, including unpaid derogatory accounts;

·	the total past-due amount the applicant owes on all delinquent and derogatory accounts;

·	the number of 90+ days past due delinquencies on the applicant’s credit report;

·	the number of public records (e.g., bankruptcies, liens, and judgments) on the applicant’s credit report over the last 12 months, and over the last 10 years;

·	the number of inquiries made by creditors to the applicant’s credit report in the last six months;

·	the month and year the applicant’s oldest recorded credit line (e.g., revolving, installment, or mortgage credit) was opened;

·	the total number of credit lines appearing on the applicant’s credit report, along with the number that are open and current;

·	the total balance on all of the applicant’s open revolving credit lines;

·	the applicant’s bankcard utilization ratio, expressed as a percentage, reflecting the ratio of the total balance used, to the aggregate credit limit on, all of the applicant’s open bankcards;

·	whether the applicant owns a home;

·	DTI percentage;

·	the applicant’s self-reported income range, occupation, employment status, and intended use of funds; and

·	if the applicant previously obtained one or more loans through the platform, a description of such loan activity, including the number and aggregate principal borrowed on such loans, the current outstanding principal balance of any existing loan, the payment history on such loans, and the applicant’s credit score ranges as of the four most recent dates credit reports were obtained on the applicant in connection with the applicant’s listings, with an arrow indicator denoting whether the applicant’s credit score has improved, declined or remained unchanged since the applicant’s most recent loan through the platform.

Part of an applicant’s credit profile displayed in listings is a DTI ratio.  DTI is one measure of the applicant’s ability to take on additional debt.  This number takes into consideration how much debt the applicant has or will have, including the requested loan amount.  DTI is expressed as a percentage and is calculated by dividing the applicant’s monthly debt payments, including the debt resulting from the Prosper Funding Borrower Loan being requested, by the applicant’s monthly income.  Such debt amounts are taken from the applicant’s credit report without verification and exclude monthly housing payments, and the applicant’s income is self-reported and may not be verified by Prosper Funding or PMI.

For Prosper Funding Borrower Loans and PMI Borrower Loans funded between July 13, 2009 and December 31, 2013, borrowers identified their intended use of loan proceeds by unit distribution as follows:

·	debt consolidation (approximately 60%);

·	business use, such as financing their home-based or small businesses (approximately 7%);

·	home improvement (approximately 9%);

·	financing the purchase of an automobile (approximately 3%); and

·	other (approximately 21%).

Please note that historical data regarding Prosper Funding Borrower Loans and PMI Borrower Loans may not be indicative of the future characteristics of Prosper Funding Borrower Loans. See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI the Platform and Prosper Funding and PMI’s Ability to Service the Prosper Funding Notes” for more information.

How to Bid to Purchase Prosper Funding Notes

A bid on a listing posted in the Note Channel is a lender member’s binding commitment to purchase a Prosper Funding Note in the principal amount of the lender member’s bid, should the listing receive bids equaling or exceeding the amount required for the listing to fund. Lender members bid the amount they are willing to commit to purchase a Prosper Funding Note dependent for payment on payments Prosper Funding receives on the Prosper Funding Borrower Loan described in the listing. A bid on a listing posted in the Whole Loan Channel is a lender member’s commitment to purchase the entire Prosper Funding Borrower Loan.

The bidding period for a listing posted in the Note Channel begins when the listing is posted on the platform and ends either 14 days after posting or on the first date on which the listing has received bids totaling the loan amount requested, whichever is earlier. The bidding period for a listing posted in the Whole Loan Channel ends on the earlier of a lender member committing to purchase the Prosper Funding Borrower Loan requested or approximately 1 hour after the listing is posted.  Lender members cannot place bids on a listing once its bidding period has ended.

Listings that are posted in the Whole Loan Channel and do not receive purchase commitments are re-posted for bidding in the Note Channel.  These re-posted listings are identified within the Note Channel as having already been offered in the Whole Loan Channel. If the listing posted in the Note Channel does not receive bids equal to or exceeding the minimum amount required for the Prosper Funding Borrower Loan requested to fund by the end of the bidding period, the listing will terminate and will not be funded. Applicants whose listings expire due to an insufficient amount of bids may post a new listing on the platform, although Prosper Funding has the right under the borrower registration agreement to limit the number of listings a borrower member may post on the platform.

In order to bid on a listing, a lender member must have funds on deposit in the applicable funding account in at least the amount of the bid. Once bids are placed, they are irrevocable. Lender members may not cancel their bids or withdraw the amount of their bids from the applicable funding accounts unless the bidding period expires without the listing having received bids in the required minimum amount, or unless the listing is withdrawn or cancelled.   See “Item 1. Business—Structure of Lender Member Accounts and Treatment of Lender Member Balances” for more information.

Currently, for listings posted in the Note Channel, the minimum amount a lender member may bid is $25 (not in thousands), and the maximum amount a lender member may bid is 50% of the amount of the requested Prosper Funding Borrower Loan. The maximum aggregate amount an individual lender member may bid on the platform is currently $25,000. There is no maximum aggregate bid amount for institutional lender members. Prosper Funding may change the minimum bid amount or the maximum aggregate bid amounts from time to time. Depending on the amount of the winning bids at the end of the bidding period, there may be a winning bidder on a listing posted in the Note Channel with a winning bid of less than $25 (not in thousands). But there cannot be more than one partial winning bid on any such listing.

A listing that gets funded through the Note Channel typically receives bids from many different lender members. For example, from July 13, 2009 through December 31, 2013, the average aggregate size of Prosper Funding Borrower Loans and PMI Borrower Loans funded through the Note Channel was approximately $8 and the average purchase price paid for corresponding Prosper Funding Notes or PMI Notes was approximately $115 (not in thousands). Please note that historical data regarding Prosper Funding Borrower Loans and PMI Borrower Loans may not be indicative of the future characteristics of Prosper Funding Borrower Loans. See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI the Platform and Prosper Funding and PMI’s Ability to Service the Prosper Funding Notes” for more information.

Lender members may browse online through available listings displayed on the platform by desired borrower loan amount, yield percentage, Prosper Rating, estimated loss rate, debt-to-income ratio, or other applicant characteristics. For listings posted in the Note Channel, lender members can use Quick Invest, a loan search tool, to identify loan listings that meet their investment criteria. Only lender members that have been approved to participate in the Whole Loan Channel are able to view or bid on listings posted in the Whole Loan Channel. A lender member can bid on as many listings as the lender member desires, subject, in the case of individual lender members, to the aggregate bidding limit. A lender member can diversify her risk of default if she elects to do so. It is solely up to lender members to select their bidding method and the credit characteristics that are acceptable to the lender member and to determine a diversification strategy.

Quick Invest

Quick Invest is a loan search tool that allows lender members to identify listings in the Note Channel that meet their investment criteria. A lender member using Quick Invest is asked to indicate (i) the Prosper Rating or Ratings she wishes to use as search criteria, (ii) the total amount she wishes to invest, and (iii) the amount she wishes to invest per Prosper Funding Note. If she wishes to search for Prosper Funding Notes using criteria other than, or in addition to, the Prosper Rating, she can use one or more of several dozen additional search criteria, such as loan amount, debt-to-income ratio and credit score. The only criterion a lender member cannot specify in Quick Invest is the monthly payment amount.

Quick Invest then compiles a basket of Prosper Funding Notes for the lender member’s consideration that meet her search criteria.  If the pool of Prosper Funding Notes that meet her criteria exceeds the total amount she wishes to invest, Quick Invest selects Prosper Funding Notes from the pool based on how far the listings corresponding to the Prosper Funding Notes have progressed through the loan verification process, i.e., Prosper Funding Notes from the pool that correspond to listings for which the loan verification process has been completed will be selected first.  If the pool of Prosper Funding Notes that meet the lender member’s criteria and for which the loan verification process has been completed still exceeds the amount she wishes to invest, Quick Invest selects Prosper Funding Notes from that pool based on the principle of first in, first out, i.e., the Prosper Funding Notes from the pool with the corresponding listings that were posted on the platform earliest will be selected first.  If the pool of Prosper Funding Notes that meet the lender member’s specified criteria exceeds the amount she wishes to invest, but the subset of that pool for which the loan verification process has been completed does not equal the amount she wishes to invest, Quick Invest selects all of the Prosper Funding Notes that correspond to listings for which the loan verification has been completed and makes up the difference by selecting Prosper Funding Notes from the remaining pool on a first in, first out basis.  To the extent available Prosper Funding Notes that meet the lender member’s criteria are insufficient to fill her order, the lender member is advised of this shortfall and given an opportunity either to reduce the size of her order or modify her search criteria to make her search more expansive.

If the lender member’s search criteria included multiple Prosper Ratings, Quick Invest divides her basket into equal portions, one portion representing each Prosper Rating selected, and then attempts to fill each portion in the manner just described.  To the extent there are insufficient Prosper Funding Notes available with a particular Prosper Rating to fill that portion of the lender member’s basket, Quick Invest attempts to make up the deficit by including additional Prosper Funding Notes with the other Prosper Ratings selected in equal proportions. To the extent available Prosper Funding Notes with these other Prosper Ratings are still insufficient to fill the lender member’s order, the lender member is advised of this shortfall and given an opportunity either to reduce the size of her order or to modify her search criteria to make her search more expansive.

For example (not in thousands), if a lender member using Quick Invest indicated that she wished to invest a total of $600 in Prosper Funding Notes with a Prosper Rating of B, C or D, Quick Invest would first attempt to fill her order with equal portions of B, C and D Prosper Funding Notes ($200 – B; $200 – C; $200 – D). If there were only $100 of D Prosper Funding Notes available, the search tool would attempt to increase the allocation of B and C Prosper Funding Notes from $200 to $250 ($250 – B; $250 – C; $100 – D). If there were $250 of B Prosper Funding Notes available but only $200 of C Prosper Funding Notes available, the search tool would then attempt to make up the remaining gap by increasing the allocation of B Prosper Funding Notes from $250 to $300 ($300 – B; $200 – C; $100 – D). But if there were only $275 worth of B Prosper Funding Notes available, the lender member would be given the choice of expanding her search criteria or reducing the total size of her order from $600 to $575. If she elected to reduce the size of her order, her final order would consist of $575 of Prosper Funding Notes: $275 of B Prosper Funding Notes, $200 of C Prosper Funding Notes and $100 of D Prosper Funding Notes.

The Auto Quick Invest feature allows lender members (i) to have Quick Invest searches run on their designated criteria automatically each time new listings are posted on the platform, and (ii) to have bids placed automatically on any Prosper Funding Notes identified by each such search. As with a lender member making manual bids, a lender member using Quick Invest or Auto Quick Invest is not permitted to place a bid unless the lender member’s funds in the applicable funding account are sufficient to cover the bid, and funds will only be debited from her account if and when her bid is successful.

Since it was first implemented in July 2011, the Quick Invest tool has experienced errors that affected 8,630 Prosper Funding Notes and PMI Notes out of the 3,489,413 Prosper Funding Notes and PMI Notes purchased. Of the affected Prosper Funding Notes and PMI Notes, 2,053 Prosper Funding Notes and PMI Notes purchased by 600 lender members were affected by the erroneous selection by Quick Invest of all possible search criteria; 2,517 Prosper Funding Notes and PMI Notes purchased by 28 lender members were affected by the erroneous use of inactive searches to purchase Prosper Funding Notes and PMI Notes; 96 Prosper Funding Notes and PMI Notes purchased by 23 lender members were affected by an error that resulted in a search identifying every listing’s Prosper Score as the best rating, regardless of the actual Prosper Score; 1,209 Prosper Funding Notes and PMI Notes purchased by 160 lender members were affected by an error that resulted in a lender member who had multiple searches with overlapping criteria bidding on the same listing more than once even though the lender member had also selected an option that was supposed to preclude him from investing in the same listing more than once; 168 Prosper Funding Notes and PMI Notes purchased by 42 lender members were affected by a server failure that resulted in Quick Invest bidding on the same listing more than once; and 2,587 Prosper Funding Notes and PMI Notes purchased by 458 lender members were affected by an Auto Quick Invest refactor that queued orders too quickly and resulted in multiple orders being executed. Please note that historical data regarding Prosper Funding Notes and PMI Notes may not be indicative of the future characteristics of Prosper Funding Notes. See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI the Platform and Prosper Funding and PMI’s Ability to Service the Prosper Funding Notes” for more information.

In the event of any errors in Quick Invest that cause a lender member to purchase a Prosper Funding Note that such lender member would not otherwise have purchased or that differs materially from the Prosper Funding Note such lender member would have purchased had there been no error, Prosper Funding will either repurchase the Prosper Funding Note, indemnify the lender member against losses suffered on that Prosper Funding Note or cure the breach. Neither Quick Invest nor Auto Quick Invest can be used to bid on listings posted in the Whole Loan Channel.

Setting Interest Rates

PMI has an interest rate committee which meets regularly to set interest rates for all Prosper Funding Borrower Loans. These rates are set forth in a rate table, which is posted on the website. The table specifies a range of interest rates for all Prosper Funding Borrower Loans, based on the Prosper Rating. Additional factors, which may change from time to time, such as competitive conditions and the general economic environment, affect the specific interest rate within a specified range that a borrower receives. The yield percentage on each series of Prosper Funding Notes is equal to the interest rate on the related Prosper Funding Borrower Loan, minus a servicing fee, currently set at 1% per annum of the outstanding principal balance of the corresponding Prosper Funding Borrower Loan prior to applying the current payment. Prosper Funding may increase the servicing fee to no more than 3% per annum if its servicing costs increase or to reflect changes to the market rate for servicing similar assets. Any change to the servicing fee will only apply to Prosper Funding Notes offered and sold after the date of the change.

The interest rate table currently in effect is set forth below. In addition, the interest rate for each loan listing, as well as the yield percentage for the corresponding Prosper Funding Notes, is included in the listing report filed for that listing. This information is also included in the listing itself when it is posted on the website.

Prosper	Borrower Rate	Borrower Rate
Rating	Min	Max

AA	6.05%	8.09%

A	8.74%	11.99%

B	12.24%	14.85%

C	15.35%	19.20%

D	19.60%	23.44%

E	24.24%	28.00%

HR	28.74%	30.09%

Purchase of Prosper Funding Notes by Prosper Funding, PMI or Related Parties

From time to time, Prosper Funding or PMI may bid on listings and each may hold any Prosper Funding Notes or Prosper Funding Borrower Loans purchased as a result of such bids for its own account.

In some cases, Prosper Funding’s or PMI’s bidding on a listing posted in the Note Channel may cause it to fund, and in some cases, fund faster, than it would fund in the absence of such bid. The amount that Prosper Funding or PMI may choose to bid on any particular listing may vary significantly and Prosper Funding and PMI each reserve the right to bid up to the entire amount of a listing.

Some of Prosper Funding’s or PMI’s executive officers, directors and 5% shareholders have bid on listings and purchased Prosper Funding Notes and PMI Notes from time to time in the past, and may purchase Prosper Funding Notes in the future. As of December 31, 2013, these individuals had purchased $4,088 in Prosper Funding Notes and PMI Notes or loans. These Prosper Funding Notes and PMI Notes and loans were obtained on the same terms and conditions as those obtained by other lender members. However, as certain of these executive officers and directors, by virtue of their duties as employees, officers or directors of Prosper Funding or PMI, have access to information not available to the general population of lender members, Prosper Funding and PMI have adopted the following procedures to prevent or detect the improper use of non-public information in bidding activities by any of their respective officers and directors:

·	PMI’s corporate policies, distributed to all employees, prohibit an employee’s use of non-public information and any violation of this policy is grounds for immediate termination.

·	Security features that limit access to data only to that needed to perform particular employee job functions. These limitations are defined by “security group,” which corresponds to both job title and function and the number of PMI’s employees that have access to such non-public information on a “bulk” or “query” basis is extremely limited.

·	In addition to prevention efforts, Prosper Funding and PMI have developed an audit process that identifies and investigates bidding and funds transfer activities that are classified as “suspicious.”

Structure of Lender Member Accounts and Treatment of Lender Member Balances

PMI and Prosper Funding maintain the FBO Funding accounts at Wells Fargo Bank to hold the funds of lender members. In order to bid on listings, a lender member must have sufficient funds in the applicable funding account. A lender member can transfer funds into the applicable funding account by authorizing an electronic transfer using the Automated Clearing House, or ACH, network from the lender member’s designated and verified bank account to such funding account. All payments to fund purchases of Prosper Funding Notes or Prosper Funding Borrower Loans are made by deposit into the applicable funding account. Upon request by the lender member, Prosper Funding will transfer lender member funds from the applicable funding account to the lender member’s designated and verified bank account by ACH transfer, provided such funds are not already committed to the future purchase of Prosper Funding Notes or Prosper Funding Borrower Loans.

For the FBO Funding accounts, PMI maintains sub-account balances on its system to track all commitments and purchases made and proceeds received by such lender member. These record-keeping sub-accounts are purely administrative and reflect balances and transactions concerning Funds in the FBO Funding accounts. Lender members have no direct relationship with Wells Fargo Bank by virtue of funds or transactions within the FBO Funding accounts or by virtue of participating on the platform.

Each funding account is FDIC-insured on a “pass through” basis to the individual lender members, subject to applicable limits. This means that each individual lender member's cash balance is protected by FDIC insurance, up to the limits established by the FDIC. Other funds the lender member has on deposit with Wells Fargo may count against any applicable FDIC insurance limits. Funds of a lender member in a funding account can consist of amounts deposited by the lender member but never committed to Prosper Funding Note or Prosper Funding Borrower Loan purchases; amounts the lender member has committed to one or more such purchases, where origination of the corresponding Prosper Funding Borrower Loan has not yet occurred; or amounts received as principal and interest payments on Prosper Funding Notes, PMI Notes or Prosper Funding Borrower Loans owned by the lender member that the lender member has not yet withdrawn. Upon request by a lender member, PMI will transfer funds from the applicable funding account to the lender member’s designated and verified external bank account, provided such funds are not already committed to Prosper Funding Note or Prosper Funding Borrower Loan purchases.  To the extent a lender member does not withdraw any such amounts, they will remain in the applicable funding account indefinitely.

Prosper Funding Borrower Loan Funding and Purchases; Sale of Prosper Funding Notes

Once the bidding period for a listing ends, if the listing has received bids from lender members equal to or exceeding the minimum amount required to fund, the funding of the corresponding Prosper Funding Borrower Loan and the sale of the Prosper Funding Notes or Prosper Funding Borrower Loan to the lender members who bid on the listing will proceed.

Applicants execute an electronic borrower registration agreement at the time they post a listing on the platform.  After expiration of the bidding period for the listing and satisfactory completion of the pre-funding verification process, the applicant executes an electronic promissory note in favor of WebBank in an amount equal to the total amount of winning bids.  WebBank then sells and assigns the promissory note to Prosper Funding without recourse. The promissory note and the borrower registration agreement contain customary agreements and covenants requiring the applicants to repay their loans and describing the process of posting listings and obtaining loans through the platform.

WebBank funds all loans originated on the platform, and disburses the loan proceeds to the borrower. Each borrower authorizes the loan proceeds to be disbursed by ACH transfer into the borrower’s designated bank account.

Borrowers pay an origination fee out of the proceeds of the loan at the time of funding.  As of December 31, 2013, origination fees on Prosper Funding Borrower Loans were as follows:

Prosper Rating	Origination Fee % (3 Year Loan)	Origination Fee % (5 Year Loan)
AA	1.00% - 1.95%	2.95%
A	3.95%	4.95%
B	4.95%	4.95%
C - HR	4.95%	4.95%

The origination fees are charged by WebBank, and PMI receives payments from WebBank equal to the origination fees as compensation for its loan origination activities on WebBank’s behalf.

Lender members know only the screen names, and do not know the actual names, of applicants. The actual names and mailing addresses of the applicants are known to Prosper Funding, PMI and WebBank. In addition, lender members who purchase Prosper Funding Borrower Loans through the Whole Loan Channel are entitled to receive borrower application information for Prosper Funding Borrower Loans that they purchase. Such lender members are required to use a qualified custodian (as that terms is defined in the Investment Advisers Act) to hold such borrower information, and also must ensure that such information is handled in a manner that is compliant with all applicable privacy laws.

When Prosper Funding issues and sells a Prosper Funding Note or a Prosper Funding Borrower Loan to a lender member, PMI registers the Prosper Funding Note or Prosper Funding Borrower Loan in the name of the lender member on Prosper Funding’s books and records. Each origination of a Prosper Funding Borrower Loan through the platform is followed by a two-step sale transaction: (i) WebBank sells the Prosper Funding Borrower Loan to Prosper Funding, and (ii) Prosper Funding either resells the Prosper Funding Borrower Loan to a lender member (if the Prosper Funding Borrower Loan is funded through the Whole Loan Channel), or sells Prosper Funding Notes corresponding to the Prosper Funding Borrower Loan to a group of lender members (if the Prosper Funding Borrower Loan is funded through the Note Channel).  In connection with this two-step transaction, PMI transfers the purchase price of the Prosper Funding Notes or Prosper Funding Borrower Loan, as the case may be, from the applicable funding accounts to WebBank. This transfer represents payment of the purchase price both by the applicable lender members to Prosper Funding and by Prosper Funding to WebBank. WebBank is the lender for all Prosper Funding Borrower Loans, which allows the platform to be available on a uniform basis to borrowers throughout the United States.

Borrower members are able to use the Prosper Funding Borrower Loan proceeds for any purpose other than (i) buying, carrying or trading in securities or buying or carrying any part of an investment contract security or (ii) paying for postsecondary educational expenses (i.e., tuition, fees, required equipment or supplies, or room and board) at a college/university/vocational school, as the term “postsecondary educational expenses” is defined in Bureau of Consumer Finance Protection Regulation Z, 12 C.F.R. § 1026.46(b)(3), and they warrant and represent that they will not use the proceeds for any such purposes.

Loan Servicing and Collection

Prior to February 1, 2013, PMI owned the platform and performed all of the activities described in this section on its own behalf.  After February 1, 2013, Prosper Funding owns the platform, but PMI continues to perform the activities described in this section on behalf of Prosper Funding pursuant to the Administration Agreement.  In general, any actions described below that Prosper Funding takes in servicing the Prosper Funding Borrower Loans or Prosper Funding Notes may be taken on Prosper Funding’s behalf by PMI acting as its agent.

PMI maintains certain accounts at Wells Fargo, each of which serves as a dedicated account for receipt of payments on Prosper Funding Borrower Loans purchased by a particular lender member through the Whole Loan Channel. In this Annual Report, we refer to each of those accounts as a “dedicated servicing account”.  PMI also maintains a pooled account at Wells Fargo for receipt of payments on all Prosper Funding Borrower Loans not associated with a dedicated servicing account, which is referred to in this Annual Report as the “master servicing account”.  The master servicing account and the dedicated servicing accounts are all non-interest bearing, demand deposit accounts.  The master servicing account is held in the name of Prosper Funding for the benefit of its lender members, and each dedicated servicing account is held in the name of Prosper Funding for the benefit of the applicable lender member.  PMI nets its servicing fees from any Prosper Funding Borrower Loan proceeds deposited into the master servicing account or a dedicated servicing account.  After netting out its servicing fees, PMI remits the remaining funds from the servicing account to the deposit accounts designated by the applicable lender members. The payment dates for all PMI Notes and Prosper Funding Notes fall on the sixth business day after the due date for each monthly installment of principal and interest on the corresponding Prosper Funding Borrower Loan, but interest accrues on the PMI Notes and Prosper Funding Notes only through the due date for the related Prosper Funding Borrower Loan payment. The stated interest rate on each Prosper Funding Note is the lender yield percentage set forth in the loan listing. The yield percentage is the Prosper Funding Borrower Loan interest rate net of the servicing fee.

Prosper Funding subtracts a servicing fee from every PMI Borrower Loan and Prosper Funding Borrower Loan payment it receives. The amount of the servicing fee with respect to a particular payment is calculated by (a) multiplying the applicable annual servicing fee rate by a fraction, the numerator of which is equal to the number of days since the borrower’s last payment (or, in the case of the borrower’s first payment, since the date on which the relevant Prosper Funding Borrower Loan or PMI Borrower Loan was funded) and the denominator of which is 365, and (b) multiplying the product obtained by the outstanding principal balance of the Prosper Funding Borrower Loan or PMI Borrower Loan prior to applying the current payment. The rate of Prosper Funding’s annual servicing fee is currently set at 1.0% per annum of the outstanding principal balance, but Prosper Funding may increase that in the future to a rate greater than 1% but less than or equal to 3% per annum. Any change to Prosper Funding’s servicing fee will only apply to Prosper Funding Notes and Prosper Funding Borrower Loans offered and sold after the date of the change.

To the extent Prosper Funding does not receive the anticipated payments on a Prosper Funding Borrower Loan or PMI Borrower Loan funded through the Note Channel on or before any loan payment date, it will not make any payments on the corresponding Prosper Funding Notes on the corresponding Prosper Funding Note payment date, and a holder of any such Prosper Funding Note will not have any rights against Prosper Funding or the borrower in relation to any such delay or for any shortfalls in accrued Prosper Funding Note interest that result then or in relation to the final maturity of the Prosper Funding Note. Each holder’s right to receive principal and interest payments and other amounts in respect of that Prosper Funding Note is limited in all cases to the holder’s pro rata portion of the amounts Prosper Funding timely receives on the corresponding Prosper Funding Borrower Loan or PMI Borrower Loan, including without limitation, all payments or prepayments of principal and interest, subject to servicing fees and other charges and other fees retained by Prosper Funding or by a third party, as set forth in the following chart.

PMI’s in-house collections department or third party collection agencies may charge up to 40.0% of the amount recovered, in addition to any legal fees incurred in the collection effort, up to the “total amount delinquent.”

The following table summarizes the fees that PMI charges and how these fees affect lender members:

Description of Fee Charged by Prosper Funding	Fee Amount (not in thousands)	When Fee is Charged	Effect on Lender Member

Servicing fee
Annualized rate currently set at 1% per annum of
outstanding principal balance, but which Prosper Funding may increase in the future to an amount greater than 1% but less than or equal to 3% per annum. Any change to the servicing fee will only apply to Prosper Funding Notes and Prosper Funding Borrower Loans offered and sold after the date of the change.
The servicing fee is payable on all payments received by Prosper Funding on Prosper Funding Borrower Loans, including, without limitation, partial payments.
The servicing fee reduces the effective yield for Prosper Funding Note or Prosper Funding Borrower Loan holders below the interest rate on the Prosper Funding Borrower Loan. This reduction is reflected in the yield percentage

Non-sufficient funds fee	$15, unless a lesser amount is required by applicable law.	First failed payment for each billing period.	Prosper Funding retains 100% of the non-sufficient funds fees to cover its administrative expenses.

Late payment fee	Equal to greater of 5% of the unpaid installment amount or $15, unless a lesser amount is required by applicable law.	After 15-day grace period, Prosper Funding assesses a late fee. The late payment fee is charged only once per payment period.	Any late payment fees Prosper Funding receives are paid to the lender members, subject to deductions for Collection Charges and Servicing Fees.

Collection Charges	Up to 40.0% of the amount recovered, plus any legal fees and transaction fees associated with payment processing, up to the "total amount delinquent"
Prosper Funding may collect on a Prosper Funding Borrower Loan that becomes past due directly or it may refer such Prosper Funding Borrower Loan to a third party servicer's in-house collections department or to a collection agency. Collection fees and any related legal fees are only charged if delinquent amounts are collected.

Collections fees charged by Prosper Funding, a third party servicer's in-house collections department or a third party collection agency will reduce payments and the effective yield on the related Prosper Funding Notes, and are not reflected in the yield percentage shown on the listing; collection fees will be retained by Prosper Funding, the third party servicer's in-house collection department or the third party collection agency as additional servicing compensation.

Prosper Funding's servicing fee is also deducted from the net payments it receives as a result of any collection efforts on a delinquent Prosper Funding Borrower Loan.

PMI discloses borrowers’ payment performance on Prosper Funding Borrower Loans and PMI Borrower Loans to the relevant lender members on the website and also reports such information to consumer reporting agencies. PMI keeps lender members informed of the delinquency status of Prosper Funding Borrower Loans and PMI Borrower Loans by identifying delinquent loans on the website as “1 month late,” “2 months late,” “3 months late,” or “current.” Prosper Funding Borrower Loans and PMI Borrower Loans that become more than 120 days overdue are charged off and designated as such on the website. Through the website, lender members are able to monitor the Prosper Funding Borrower Loans they have purchased and Prosper Funding Borrower Loans and PMI Borrower Loans that correspond to Prosper Funding Notes they have purchased, but cannot participate in or otherwise intervene in the collection process.

Late payment performance is an early indicator of charge off probability. Of all Prosper Funding Borrower Loans and PMI Borrower Loans originated, collectively, between July 13, 2009 and December 31, 2013, 11.1% have been greater than 30 days past due at any time and 9.9% have been greater than 60 days past due at any time. As of December 31, 2013, 7,752 or 10.7% of all Prosper Funding Borrower Loans and PMI Borrower Loans originated, collectively, between July 13, 2009 and December 31, 2013 have been referred to a collection agency for collection proceedings. On average, through December 31, 2013, holders of PMI Notes or Prosper Funding Notes corresponding to such PMI Borrower Loans or Prosper Funding Borrower Loans, or holders of such Prosper Funding Borrower Loans, have received $481 (not in thousands), net of collection fees, on such Prosper Funding Borrower Loans and PMI Borrower Loans. In addition, of the 7,752 Prosper Funding Borrower Loans and PMI Borrower Loans referred to a collection agency, a total of 5,718 or 73.8% have been charged off.

Of all PMI Borrower Loans originated between November 2005 and July 12, 2009, 56.3% have been greater than 30 days past due at any time and 54.5% have been greater than 60 days past due at any time. As of December 31, 2013, 11,826 or 40.8% of all PMI Borrower Loans originated between November 2005 and July 12, 2009 have been referred to a collection agency for collection proceedings. On average, through December 31, 2013, holders of corresponding PMI Notes have received $2,642 (not in thousands), net of collection fees, on such PMI Borrower Loans. In addition, of the 11,826 PMI Borrower Loans referred to a collection agency, a total of 10,724 or 90.7% have been charged off.

Please note that historical data regarding Prosper Funding Borrower Loans, PMI Borrower Loans, Prosper Funding Notes and PMI Notes may not be indicative of the future characteristics of Prosper Funding Borrower Loans and Prosper Funding Notes. See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI the Platform and Prosper Funding and PMI’s Ability to Service the Prosper Funding Notes” for more information.

If a borrower dies while a Prosper Funding Borrower Loan or a PMI Borrower Loan is in repayment, PMI requires the executor or administrator of the estate to send a death certificate to PMI. Depending on the size of the estate and the other liabilities thereof, PMI may not be able to recover the outstanding amount of the loan. If the estate does not include sufficient assets to repay the outstanding Prosper Funding Borrower Loan or PMI Borrower Loan in full, or allocates its assets to other liabilities, PMI will treat the unsatisfied portion of that Prosper Funding Borrower Loan or PMI Borrower Loan as charged off with zero value. In addition, if a borrower dies near the end of the term of a Prosper Funding Borrower Loan or PMI Borrower Loan funded through the Note Channel, it is unlikely that any further payments will be made on any PMI Notes or Prosper Funding Notes corresponding to such Prosper Funding Borrower Loan or PMI Borrower Loan, because the time required for the probate of the estate may extend beyond the final maturity date of the Prosper Funding Notes or PMI Notes.

When Prosper Funding receives notice of a borrower bankruptcy filing, it ceases all automatic monthly payments on any related Prosper Funding Borrower Loan or PMI Borrower Loan and defers any other collection activity, as required by law. The status of the Prosper Funding Borrower Loan or PMI Borrower Loan, which the relevant lender members may view through the website, switches to “bankruptcy.” PMI then determines whether it has a basis to object to the inclusion of the debt in any bankruptcy action (e.g., based on the time between loan origination and bankruptcy filing). If the proceeding is a Chapter 7 bankruptcy filing seeking liquidation, PMI attempts to determine if the proceeding is a “no asset” proceeding, based on instructions it receives from the bankruptcy court. If the proceeding is a “no asset” proceeding, PMI takes no further action and assumes that no recovery will be made on the Prosper Funding Borrower Loan or PMI Borrower Loan.

In all other cases, Prosper Funding files a proof of claim involving the borrower.  The decision to pursue additional relief beyond the proof of claim in any specific matter involving a borrower will be entirely within Prosper Funding’s discretion and will depend upon certain factors including:

·	if the borrower used the proceeds of the Prosper Funding Borrower Loan or PMI Borrower Loan in a way other than that which was described in the listing;

·	if the bankruptcy is a Chapter 13 proceeding, whether the proceeding was filed in good faith and if the proposed plan reflects a “best effort” on the borrower’s behalf; and

·	Prosper Funding’s view of the costs and benefits to it of any proposed action.

Note Trader Platform

Lender members may not transfer the Prosper Funding Notes or PMI Notes except through the Note Trader platform operated and maintained by FOLIOfn Investments, Inc., a registered broker-dealer. The Note Trader platform is an internet-based trading platform on which lender members may offer the Prosper Funding Notes or the PMI Notes for sale or bid on and purchase Prosper Funding Notes or PMI Notes offered for sale by other lender members. Lender members must first establish a brokerage relationship with FOLIOfn Investments, Inc. before using the Note Trader platform. In this section, lender members who have established such brokerage relationships are referred to as “subscribers.” Only transactions involving the sale of previously-issued Prosper Funding Notes and PMI Notes will be effected through the Note Trader platform; the Note Trader platform will not handle any aspect of transactions involving the initial offer and sale of Prosper Funding Notes by Prosper Funding.

Subscribers who sell Prosper Funding Notes or PMI Notes on the Note Trader platform will be subject to transaction fees charged by FOLIOfn Investments, Inc. The transaction fee is currently equal to one percent of the sale price of the Prosper Funding Note or PMI Note sold.

Neither Prosper Funding nor PMI is a registered national securities exchange, securities information processor, clearing agency, broker, dealer or investment adviser. All securities services relating to the Note Trader platform are provided by FOLIOfn Investments, Inc. Neither Prosper Funding, nor PMI nor FOLIOfn Investments, Inc. will make any recommendations with respect to transactions on the Note Trader platform. There is no assurance that lender members will be able to establish a brokerage relationship with FOLIOfn Investments, Inc. Furthermore, Prosper Funding cannot assure subscribers that they will be able to sell Prosper Funding Notes or PMI Notes they offer for sale through the Note Trader platform at the offered price or any other price, nor can Prosper Funding offer any assurance that the Note Trader platform will continue to be available to subscribers.

Sale of the Prosper Funding Notes and PMI Notes

Prosper Funding Notes and PMI Notes Subject to Sale by Subscribers. All Prosper Funding Notes and PMI Notes, including Prosper Funding Notes and PMI Notes for which the corresponding Prosper Funding Borrower Loans or PMI Borrower Loans have become delinquent, will be eligible for sale on the Note Trader platform.

There is no limit on the number of times a Prosper Funding Note or PMI Note may be sold on the Note Trader platform, so long as the Prosper Funding Note or PMI Note is outstanding.

Lender Members Eligible to Bid on Prosper Funding Note Listings. Lender members must first establish a brokerage relationship with FOLIOfn Investments, Inc. before using the Note Trader platform. To open an account, FOLIOfn Investments, Inc. may require lender members to confirm that they satisfy certain minimum financial suitability standards and maximum investment limits, if any, that may be imposed by the state in which the lender member resides. If the lender member does not satisfy these suitability requirements he or she will not be able to participate on the Note Trader platform.

Creation of Prosper Funding Note Listings. Subscribers may offer one or more of their Prosper Funding Notes or PMI Notes for sale on the Note Trader platform by creating and posting a “Note listing.” Subscribers may offer to sell any or all of the Prosper Funding Notes and PMI Notes they own and may offer to sell more than one Prosper Funding Note or PMI Note at the same time. When posting a Note listing, the subscriber will designate a minimum sale price the subscriber is willing to receive for the Prosper Funding Note or PMI Note.

Note listings will have a seven-day auction bidding period, but selling subscribers may elect to end the listing early at any time after a winning bid is made. Selling subscribers may also add an “automatic sale” feature to their Note listing, which would end the bidding period on a Note listing immediately after the listing receives an initial bid equal to an automatic sale price set by the selling subscriber. In such instances the Prosper Funding Note or PMI Note would be immediately sold to the subscriber who placed the bid.

The selling subscriber may withdraw Note listings without charge at any time prior to expiration of the auction bidding period, before any bids are received. Note listings with at least one bid cannot be withdrawn by the selling subscriber.

Display of Note Listings. Note listings will be displayed for auction on the Note Trader platform, and include the selling subscriber’s screen name, the offered sale price of the Prosper Funding Note or PMI Note, the interest rate on the Prosper Funding Note or PMI Note, the remaining term of the Prosper Funding Note or PMI Note, and the yield to maturity that corresponds to the offered sale price. Note listings will also include the repayment status of the Prosper Funding Borrower Loan or PMI Borrower Loan corresponding to the Prosper Funding Note or PMI Note (i.e., current or delinquent), the payment history on the Prosper Funding Borrower Loan or PMI Borrower Loan and the next scheduled payment on the Prosper Funding Note or PMI Note. In addition, Note listings will include the remaining duration of the Note listing, the number of bids, and whether the Note listing has an automatic sale feature.

Note listings will include a link to the original listing (including the listing title credit data and original bidding history) for the Prosper Funding Borrower Loan or PMI Borrower Loan that corresponds to the Prosper Funding Note or PMI Note being offered for sale. Although Note listings will be displayed publicly on the Note Trader platform, the borrower’s payment history and corresponding listings will be viewable only by registered subscribers.

Bidding on Note Listings. Only registered subscribers are eligible to bid for and purchase Prosper Funding Notes or PMI Notes listed for sale on the Note Trader platform. Subscribers may bid for and purchase one or more Prosper Funding Notes or PMI Notes from selling subscribers. As with bidding on loan listings, subscribers who bid on Note listings must have funds on deposit in the pooled funding account in at least the aggregate amount of the subscriber’s bids. Subscribers are prohibited from withdrawing amounts from the pooled funding account to the extent any such withdrawal would reduce the balance below the aggregate amount of the subscriber’s pending bids on loan listings and Note listings. Subscribers are not eligible to bid on their own Note listings.

Subscribers bidding on Note listings must bid for the full amount of the Prosper Funding Note or PMI Note being sold, and there may be only one winning bidder for a Prosper Funding Note or PMI Note offered for sale by a selling subscriber.

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

Close of Bidding and Sale of Prosper Funding Notes or PMI Notes. When a Note listing ends with a winning bidder, upon settlement of the sale of the Prosper Funding Note or PMI Note to the winning bidder, which will normally occur on the business day following expiration of the Note listing, the final sale price is withdrawn from the winning subscriber’s funding account balance to pay the selling subscriber. The transaction fee is deducted from the sale price and retained by FOLIOfn Investments, Inc.

Upon the selling subscriber’s receipt of the final net sale proceeds, the Prosper Funding Note or PMI Note is sold, transferred and assigned by the selling subscriber to the winning bidder without recourse. All further payments made on the Prosper Funding Note or PM Note following settlement of the sale will be credited to the account of the purchasing subscriber. The purchasing subscriber may retain ownership of the Prosper Funding Note or PMI Note for the remainder of its term, or list the Prosper Funding Note or PMI Note for sale on the Note Trader platform.

Sale of Loans Purchased through Whole Loan Channel

Prosper Funding Borrower Loans may not be sold through the Note Trader Platform.  Lender members who participate in the Whole Loan Channel may transfer ownership of Prosper Funding Borrower Loans to institutional investors that meet the eligibility requirements of the Whole Loan Channel, subject to certain notice requirements to Prosper Funding and Prosper Funding’s right to continue servicing the transferred Prosper Funding Borrower Loans.

Information About Prosper Funding LLC and Prosper Marketplace, Inc.

About PMI

PMI developed the platform and, until February 1, 2013, owned the proprietary technology that makes operation of the platform possible. On February 1, 2013, PMI transferred ownership of the platform, including all of the rights related to the operation of the platform, as well as all then-outstanding PMI Borrower Loans, to its wholly-owned subsidiary, Prosper Funding. PMI owns and did not transfer to Prosper Funding ownership of the computer hardware that PMI uses to develop, update, maintain and operate the platform (including the website), produce and record or register Prosper Funding Borrower Loans and Prosper Funding Notes, process and record the origination of Prosper Funding Borrower Loans, the acquisition thereof by Prosper Funding, funds transfers in relation to Prosper Funding Borrower Loans and collections on Prosper Funding Borrower Loans, the issuance and transfer of Prosper Funding Notes, funds transfers in relation to purchases of and payments on Prosper Funding Notes and PMI Notes, and which PMI uses to store, backup and manage the information and data used and generated by the platform (such as in relation to the preparation of reports). PMI is a party to agreements with third parties relating to (i) the hosting and maintenance of servers and other computer and communications equipment used by PMI in relation to all of the foregoing aspects of the development, updating of, maintenance and operation of the platform and the provision of related customer support services, (ii) the backup, offsite storage and protection of all information and data produced and used by PMI in relation to all of the foregoing aspects of the development, updating of, maintenance and operation of the platform and the performance by it of all related services, and (iii) maintenance of the integrity, functionality and security of the platform from cyber-attacks and similar threats, which agreements PMI did not assign to Prosper Funding. Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the platform, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the making of related loans by WebBank and the funding of such loans by WebBank. On February 1, 2013, Prosper Funding entered into an Administration Agreement with PMI in its capacity as licensee, corporate administrator, loan platform administrator and loan and note servicer, pursuant to which PMI provides certain back office support, loan platform administration and loan and note servicing to Prosper Funding. The Administration Agreement between Prosper Funding and PMI contains a license granted by Prosper Funding to PMI that entitles PMI to use the platform for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement relating to corporate administration, loan platform services, loan and note servicing and marketing, and (ii) PMI’s performance of its duties and obligations to WebBank in relation to Prosper Funding Borrower Loan origination and funding. The license is terminable in whole or in part in relation to failure by PMI to pay the licensing fee or the termination of PMI as the provider of some or all of the aforementioned services.

About Prosper Funding

Prosper Funding owns and operates the platform. The platform is designed to allow people to invest money in people in an open transparent marketplace, with the aim of allowing both lender members and borrower members to profit financially as well as socially. Prosper Funding has been organized and is operated in a manner that is intended (i) to minimize the likelihood that it will become subject to a voluntary or involuntary bankruptcy or similar proceeding, and (ii) to minimize the likelihood that it would be substantively consolidated with PMI in the event of PMI’s bankruptcy and thus have its assets subjected to claims of PMI’s creditors. Prosper Funding and PMI believe they have achieved this by imposing through Prosper Funding’s organizational documents and covenants in the Amended and Restated Indenture dated January 22, 2013 and made effective February 1, 2013 between Prosper Funding, PMI and Wells Fargo (the “Amended and Restated Indenture”) certain restrictions on Prosper Funding’s activities and certain formalities designed to reinforce Prosper Funding’s status as a distinct entity from PMI. In addition, under the Administration Agreement, PMI has agreed, in its dealings with Prosper Funding and with third parties, to observe the “separateness covenants” described below as they relate to Prosper Funding.

Prosper Funding and PMI have entered into the Administration Agreement, pursuant to which PMI has agreed to provide certain administrative services relating to the platform.

Business Strengths

Prosper Funding and PMI believe that the following business strengths differentiate them from competitors and are key to the success of their respective businesses:

Operating Infrastructure: The platform allows Prosper Funding to economically acquire and service Prosper Funding Borrower Loans and Prosper Funding Notes, and allows WebBank to efficiently originate and fund such loans.

Proprietary Risk Management Capabilities:  PMI has developed a proprietary risk model based on P2P specific performance data, which allows PMI to accurately gauge the riskiness of applicants and allows lender members to earn attractive risk adjusted returns;

Unique Regulatory Structure:  Prosper Funding has been organized and will be operated in a manner that is intended to minimize the likelihood that it will become subject to a bankruptcy proceeding and to minimize the likelihood that it would be substantively consolidated with PMI in the event of PMI’s bankruptcy.  In addition, Prosper Funding has successfully registered its continuous public offering of Prosper Funding Notes, which allows it to create micro securities backed by Prosper Funding Borrower Loans.  This organizational structure and registration process was expensive and time consuming to achieve and is not easily duplicated by competitors;

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

Brand:  The Prosper brand is well known since PMI introduced the first peer-to-peer online credit platform in the United States;

Open access:  Prosper Funding allows individuals with a wide range of credit characteristics to apply for Prosper Funding Borrower Loans and a wide variety of lender members to fund such loans; and

Transparency and data availability:  By making all transactions on the platform visible and available electronically for analysis, Prosper Funding allows its members to better understand its marketplace and make better decisions about their activity.

Corporate History

Prosper Funding was formed in the State of Delaware in February 2012. Its principal executive offices are located at 101 2nd Street, 15th Floor, San Francisco, California 94105. Its telephone number at that location is (415) 593-5479. Its website address is www.prosper.com.  The information contained on the website is not incorporated by reference into this annual report.

PMI was incorporated in the State of Delaware in March 2005.  Its principal executive offices are located at 101 2nd Street, 15th Floor, San Francisco, California 94105.  PMI’s telephone number at that location is (415) 593-5400.

The following filings are available for download free of charge at www.prosper.com after Prosper Funding and PMI files them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Prosper Funding’s and PMI’s SEC filings are also available to the public at the SEC’s Internet site at http://www.sec.gov.

Marketing

PMI’s marketing efforts are designed to attract individuals and institutions to the platform, to enroll them as members and to have them understand and utilize the services for borrowing or investing on the platform. Prosper Funding and PMI believe there are significant opportunities to increase the number of members who use the platform through additional marketing initiatives. PMI employs a combination of paid and unpaid sources to market the platform. PMI also invests in public relations to build its brand and visibility. PMI is constantly seeking new methods to reach more potential members. To date, PMI’s marketing initiatives have included advertising (e-mail campaigns, presentations, direct mail solicitations and paid search), organic search engine results and word-of-mouth referrals. In addition, PMI and the platform have been featured in a variety of media outlets, including television and print media.

PMI continuously measures website visitor-to-member conversion.  It tests graphics and layout alternatives in order to improve website conversion.  It also seeks to customize the website to members’ needs whenever possible.  PMI carefully analyzes visitor website usage to enhance user experience.

From time to time, PMI may conduct special promotions to increase the participation of existing members on the platform or to attract new members. These promotions could include offering special incentives for registering as a lender member or a borrower member, posting a loan listing, moving money onto the platform, placing bids on loan listings or successfully bidding on a loan listing. The incentives could include cash bonuses or rebates or fee discounts or waivers. These promotions may be offered to all customers for all products or could be restricted to particular products or types of customers. For example, PMI could conduct a special promotion to attract customers who come to the website through a marketing partnership it has with another company.

For the twelve months ended December 31, 2013 and 2012, PMI spent approximately $14,851and $5,683, respectively, on marketing. Each marketing effort is measured, analyzed and optimized to improve scale and efficiency in each channel. Through optimization of targeting efforts PMI will shift marketing costs to efficient channels to balance the mix of growth and efficiency in marketing activities in subsequent quarters.

Technology

The system hardware for the platform, which is owned by PMI, is located in a hosting facility in San Francisco, California, owned and operated by Digital 365 Main, LLC under an agreement that expires in August 2014. Generally, unless PMI or Digital 365 Main, LLC delivers a termination notice, the agreement is automatically renewable for three year terms. The facility provides around- the-clock security personnel, video surveillance and is serviced by onsite electrical generators and fire detection and suppression systems. The facility has multiple interconnects to the Internet, and Internap Network Services Corporation is the Internet service provider for the platform. It also maintains a secure off-site backups.

PMI owns all of the hardware deployed in support of the platform. PMI continuously monitors the performance and availability of the platform. The infrastructure is scalable and utilizes standard techniques such as load-balancing and redundancies.

The platform utilizes proprietary accounting software to process electronic cash movements, record book entries and calculate cash balances in members' funding accounts. PMI processes electronic deposits and payments by originating ACH transactions. This software puts these transactions in the correct ACH transaction data formats and makes book entries between individual members' accounts using a Write-Once-Read-Many (WORM) ledger system.

Prosper Funding has entered into a back-up servicing agreement with First Associates Loan Servicing, LLC (“First Associates”), a loan servicing company that is willing and able to transition servicing responsibilities in the event that Prosper Funding and/or PMI are no longer able to service the Prosper Funding Borrower Loans, PMI Borrower Loans, Prosper Funding Notes and PMI Notes. First Associates. is a financial services company that has entered into numerous successor loan servicing agreements . It is unlikely that First Associates would be able to perform functions other than servicing the existing Prosper Funding Borrower Loans, PMI Borrower Loans, Prosper Funding Notes and PMI Notes. See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI, the Platform and Prosper Funding and PMI’s Ability to Service the Notes—Arrangements for back-up servicing are limited.  If PMI fails to maintain operations or the Administration Agreement is rejected or terminated (in bankruptcy or otherwise), you may experience a delay and increased cost in respect of your expected principal and interest payments on your Prosper Funding Notes, and Prosper Funding may be unable to collect and process repayments from borrowers.”

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

Data integrity and security

Prosper Funding and PMI transmit all sensitive data to and from customers and service providers using a secure transport protocol. Communication of sensitive data via the web site to customers is secured utilizing SSL 256-bit enable encryption certificates provided by DigiCert, Inc. Communication of sensitive data with service providers is secured utilizing authenticated VPN, SSL 256-bit encryption and SSH protocols depending on the service providers' requirements. Storage of sensitive data is encrypted utilizing AES 256-bit and 3DES 168-bit cryptographic ciphers, depending upon the service providers' requirements and internal storage policies. Access to the data by PMI personnel is restricted based upon a least-privilege principle such that employees have access only to the information and systems needed to perform their function. In the event of disaster, data is repeatedly stored securely offsite using strong multi-factor encryption on each object with a unique key, which is further encrypted with rotating master key. PMI protects the security of the platform using a multilayered defense strategy incorporating several different security technologies and points of monitoring. At the perimeter of the network, multi-function security technologies implement firewall, intrusion prevention, anti-virus and anti-spam threat management techniques. Internally, the network and hosts are segmented by function with another layer of firewalls and traffic inpection devices. At the host level, the platform utilizes host based intrusion prevention, anti-virus, anti-spyware, and application control systems. Logging and monitoring for the network security devices is done in real-time with notifications to the appropriate staff upon any suspicious event or action that requires attention. Logging and monitoring of host systems is done in real-time to a centralized database with web based reporting and additional notification to the appropriate staff for any remediation.

Fraud detection

Prosper Funding and PMI consider fraud detection to be of utmost importance to the successful operation of the platform. PMI employs a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud. PMI employs techniques such as knowledge based authentication, or KBA, out-of-band authentication and notification, behavioral analytics and digital fingerprinting to prevent identity fraud. PMI use services from third-party vendors for user identification, credit checks and for checking customer names against the list of Specially Designated Nationals maintained by the Office of Foreign Assets Control (“OFAC”). In addition, PMI uses specialized third-party software to augment the identity fraud detection systems.  PMI also has a dedicated team which conducts additional investigations of cases flagged for high fraud risk. See “Item 1. Business—Borrower Identity and Financial Information Verification” for more information. Finally, Prosper Funding enables its lender members to report suspicious activity, which PMI may then evaluate further.

Engineering

PMI has made substantial investment in software and website development and PMI expects to continue to make significant investments in software and website development. In addition to developing new products and maintaining an active online deployment, PMI’s technology team also performs technical competitive analysis as well as systematic product usability testing. As of December 31, 2013, PMI’s technology group consisted of twenty-four full-time employees.  These resources are made available to Prosper Funding pursuant to the Administration Agreement.

Competition

The market for peer-to-peer lending is competitive and rapidly evolving.  Prosper Funding believes the following are the principal competitive factors in the peer-to-peer lending market:

·	fee structure;

·	website attractiveness;

·	member experience, including Prosper Funding Borrower Loan funding rates and lender member returns;

·	acceptance as a social network;

·	branding; and

·	ease of use.

Prosper Funding’s primary competitors are major credit card issuers, such as JPMorgan Chase Bank, Bank of America and Citibank, other commercial banks, savings banks and consumer finance companies.  Prosper Funding also faces competition from other peer-to-peer platforms such as LendingClub.

Prosper Funding may also face future competition from new companies entering the market. These companies may have significantly greater financial, technical, marketing and other resources and may be able to devote greater resources to the development, promotion, sale and support of their consumer platforms.  These potential competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns.  These potential competitors may have more extensive potential borrower bases.  In addition, these potential competitors may have longer operating histories and greater name recognition.  Moreover, if one or more of these competitors were to merge or partner with another competitor or a new market entrant, the change in competitive landscape could adversely affect Prosper Funding’s ability to compete effectively.

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

Although the protection afforded by copyright, trade secret, trademark, written agreements and common law may provide some advantages, Prosper Funding believes that the following factors help it to maintain a competitive advantage:

·	the technological skills of the PMI software and website development personnel who developed the platform;

·	frequent enhancements to the platform; and

·	high levels of member satisfaction.

Competitors may develop products that are similar to Prosper Funding’s technology.  For example, Prosper Funding’s legal agreements may be copied directly from the website by others.  As Loan and Note Servicer under the Administration Agreement, PMI has access to confidential information regarding Prosper Funding’s intellectual property.  PMI enters into confidentiality and other written agreements with its employees, consultants and service providers, and through these and other written agreements, attempts to control access to and distribution of the software, documentation and other proprietary technology and information.  Despite these efforts to protect Prosper Funding’s proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute Prosper Funding’s intellectual property rights or technology or otherwise develop a product with the same functionality.  Policing all unauthorized use of intellectual property rights is nearly impossible.  Therefore, Prosper Funding cannot be certain that the steps it has taken or will take in the future will prevent misappropriations of its technology or intellectual property rights.

Prosper Funding and PMI use software developed by PMI.  Neither Prosper Funding nor PMI use software licensed by third parties for processing electronic cash movements, or calculating cash balances in lender members’ accounts.

Employees

Prosper Funding does not have any employees.  As of December 31, 2013, PMI employed 88 full-time employees.  Of these employees:

·	24 were in engineering;

·	42 were in operations;

·	11 were in sales and marketing; and

·	11 were in general and administrative.

None of PMI’s employees are represented by labor unions.  PMI has not experienced any work stoppages and Prosper Funding and PMI believe that PMI’s relations with its employees are good.

Facilities

Prosper Funding does not lease or own any real property or equipment.  Its headquarters is located in San Francisco, California, where PMI leases workstations and conference rooms under a lease that will expire December 31, 2014.  Prosper Funding believes that its existing facilities are adequate to meet its current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

PMI’s corporate headquarters, including its principal administrative, marketing, technical support and engineering functions, is located in San Francisco, California, where it leases workstations and conference rooms under a lease that will expire December 31, 2014. PMI leases its co-location facility under a non-cancelable operating lease that expires in August 2014. PMI believes that its facilities are adequate to meet its current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Legal Proceedings

Prosper Funding is not currently subject to any material legal proceedings.  Prosper Funding is not aware of any litigation matters which have had, or are expected to have, a material adverse effect on it.  PMI is subject to the legal proceedings described below.

From inception through October 16, 2008, PMI sold approximately $178,000 of PMI Borrower Loans to lender members through the initial platform structure, whereby PMI assigned promissory notes directly to lender members. PMI did not register the offer and sale of the promissory notes corresponding to these PMI Borrower Loans under the Securities Act or under the registration or qualification provisions of any state securities laws.  PMI believes that the question of whether or not the operation of the platform during this period constituted an offer or sale of “securities” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the platform during this period were viewed as a securities offering, PMI would have failed to comply with the registration and qualification requirements of federal and state laws and lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation, although the statute of limitations period under various state laws may be for a longer period of time.

PMI’s decision to restructure the platform and cease sales of promissory notes offered through the platform effective October 16, 2008 limited this contingent liability to the period covering its activities prior to October 16, 2008.

On April 21, 2009, PMI and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between PMI and the states in which PMI offered promissory notes for sale prior to November 2008. The consent order involves payment by PMI of up to an aggregate of $1,000 in penalties, which have been allocated among the states based on PMI’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1,000 in exchange for its agreement to terminate, or refrain from initiating, any investigation of PMI’s promissory note sale activities prior to November 2008. Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order. However, no state is obliged to do so, and there is no deadline by which a state must make its decision. PMI is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against PMI, subject to any applicable statute of limitations. As of December 31, 2013, PMI has entered into consent orders with 34 states and has paid an aggregate of $466 in penalties to those states.

As of December 31, 2013 and 2012, PMI had accrued approximately $248 and $248, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1,000 maximum fee pro-rata by state, using PMI’s promissory note sales from inception through November 2008. A weighting was then applied to each state that has not entered into a consent order, assigning a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, PMI considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against PMI; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. PMI will continue to evaluate this accrual and related assumptions as new information becomes known.

On November 26, 2008, plaintiffs filed a class action lawsuit against PMI and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California. The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that PMI offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. The lawsuit sought rescission damages against PMI and the other named defendants, as well as treble damages against PMI and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest.

On July 19, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation pending before the Superior Court, entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Settlement”) setting forth an agreement to settle all claims related thereto. In connection with the Settlement, PMI agreed to pay the plaintiffs, and took the charge on the income statement, an aggregate amount of $10,000, payable according to the following schedule: (i) $2,000 within 10 days of entry of an order by the Court granting preliminary approval of the settlement (“Preliminary Approval”); (ii) $2,000 on the one-year anniversary of Preliminary Approval; (iii) $3,000 on the two-year anniversary of Preliminary Approval; and (iv) $3,000 on the three-year anniversary of Preliminary Approval. The settlement is subject to final approval by the Superior Court. Subject to satisfaction of the conditions set forth in the Settlement, the defendants will be released by the plaintiffs from all claims concerning or arising out of the offering of promissory notes on the platform from January 1, 2006 through October 14, 2008.

As a result of the Settlement, PMI recorded the Settlement in the condensed consolidated statement of operations and a reserve for class action settlement liability of $10,000 in the consolidated balance sheet as of December 31, 2013.

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

On January 26, 2011, the court issued a final statement of decision finding that Greenwich had a duty to defend the class action lawsuit, and requiring that Greenwich pay PMI’s past and future defense costs in the class action suit up to $2,000. Greenwich subsequently made payments to PMI in the amount of $2,000 to reimburse PMI for the defense costs it had incurred in the class action suit. On July 1, 2011, PMI and Greenwich entered into a Stipulated Order of Judgment pursuant to which PMI agreed to dismiss its remaining claims against Greenwich. On August 12, 2011, Greenwich filed a notice of appeal of the court's decision regarding Greenwich’s duty to defend up to $2,000. On July 16, 2012, the California Court of Appeal affirmed the trial court’s decision. On October 22, 2012 Greenwich made an additional payment of $143 to PMI for pre-judgment interest. As a result, Greenwich has now satisfied its obligations with respect to PMI’s defense costs for the class action suit.

GOVERNMENT REGULATION

Overview

The peer-to-peer lending industry is highly regulated. Prosper Funding, PMI and the Prosper Funding Borrower Loans made and the Prosper Funding Notes issued through the platform are subject to extensive and complex rules and regulations. Prosper Funding and PMI also are subject to licensing and examination by various federal, state and local government authorities. These authorities impose obligations and restrictions on Prosper Funding and PMI’s activities and the Prosper Funding Borrower Loans made and Prosper Funding Notes issued through the platform. In particular, these rules limit the fees that may be assessed on the Prosper Funding Borrower Loans, require extensive disclosure to, and consents from, applicants and borrowers, prohibit discrimination and impose multiple qualification and licensing obligations on platform activities. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registration, loss of approved status, voiding of loan contracts, indemnification liability to contract counterparties, class action lawsuits, administrative enforcement actions and civil and criminal liability. While compliance with such requirements is at times complicated by Prosper Funding and PMI’s novel business model, Prosper Funding and PMI believe they are in substantial compliance with these rules and regulations. These rules and regulations are subject to continuous change, however, and a material change could have an adverse effect on Prosper Funding and PMI’s compliance efforts and ability to operate.

Regulation and Consumer Protection Laws

State and Federal Laws and Regulations

State Licensing Requirements.  PMI holds consumer lending licenses, collections licenses or similar authorizations in 24 states.  Prosper Funding holds a consumer lending license in 1 state.  PMI and Prosper Funding are subject to supervision and examination by the state regulatory authorities that administer the state lending laws.  The licensing statutes vary from state to state and variously prescribe or impose recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review.

WebBank is a Utah-chartered industrial bank organized under Title 7, Chapter 8 of the Utah Code and has its deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). WebBank is subject to supervision and examination by the Utah Department of Financial Institutions and the FDIC. Applicable federal law preempts state usury limitations and allows FDIC-insured depository institutions, such as WebBank, to “export” the interest rates permitted under the laws of the state where the bank is located when making loans to borrowers who reside in other states, regardless of the usury limitations imposed by the state law of the borrower’s residence. WebBank is located in Utah, and Utah law does not limit the amount of interest that may be charged on loans of the type offered through the platform. A few jurisdictions have elected to opt out of the federal usury preemption available to state-chartered, FDIC-insured banks. To the extent that a WebBank borrower loan is deemed to be “made” in such a jurisdiction, the loan would be subject to the maximum interest rate limit of such jurisdiction.

The Dodd-Frank Wall Street Reform and Consumer Protection Act.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains a number of provisions that could substantially affect our business including:

•	creating the Consumer Financial Protection Bureau (the “CFPB”), a new agency responsible for administering and enforcing laws and regulations relating to consumer financial products and services

•
making it unlawful for any provider of consumer financial products or services or a service provider to engage in any unfair, deceptive or abusive act or practice, and giving the CFPB rule-making and enforcement authority to prevent unfair, deceptive or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service

•
Transferring rulemaking and enforcement authority to the CFPB with respect to most federal consumer lending laws and regulations, including the Truth-in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Electronic Funds Transfer Act and their respective implementing regulations

Truth-in-Lending Act. The federal Truth-in-Lending Act (“TILA”), and the regulation issued and administered by the CFPB implementing the TILA, Regulation Z, requires disclosure of, among other things, the annual percentage rate, the finance charge, the amount financed, the number of payments, and the amount of the monthly payment on consumer loans. WebBank provides borrowers with a TILA disclosure form when Prosper Funding Borrower Loans are originated and seeks to comply with TILA’s disclosure requirements relating to credit advertising.

Equal Credit Opportunity Act. The federal Equal Credit Opportunity Act (“ECOA”) and the regulation issued and administered by the CFPB implementing the ECOA, Regulation B, prohibit discrimination in any aspect of a credit transaction on the basis of race, color, religion, national origin, sex, marital status, age (with certain limited exceptions), because all or part of the applicant’s income derives from any public assistance program, or because the applicant has in good faith exercised any right under the Consumer Credit Protection Act. Prosper Funding, PMI and WebBank comply with the ECOA’s nondiscrimination requirements, and the lender agreements require lender members to comply with the ECOA in their bidding practices. Prosper Funding also requires individual group leaders who form groups to comply with the ECOA in that they are prohibited from excluding individuals from membership in a group on a prohibited basis.

The ECOA also requires creditors to provide consumers with notice of adverse action taken on credit applications, giving the consumer the principal reasons why adverse action was taken. PMI and WebBank provide prospective borrowers who apply for but fail to obtain a Prosper Funding Borrower Loan through the platform with an adverse action notice in compliance with the ECOA’s requirements.

Fair Credit Reporting Act. The federal Fair Credit Reporting Act (“FCRA”), administered by the CFPB, promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. In addition to requirements on credit bureaus, the FCRA requires that users of consumer credit reports have a permissible purpose to obtain a credit report on a consumer and that persons who furnish loan payment information to credit bureaus report such information accurately. The FCRA also has disclosure requirements for creditors who take adverse action on credit applications based on information contained in a credit report. WebBank, and PMI as its agent in relation to Prosper Funding Borrower Loan originations, have a permissible purpose for obtaining credit reports on borrower members and they report loan payment and delinquency information to the credit bureaus in compliance with the FCRA. PMI and WebBank’s adverse action notices contain the disclosures required by the FCRA.

Fair Debt Collection Practices Act. The federal Fair Debt Collection Practices Act (“FDCPA”), administered by the CFPB, provides guidelines and limitations on the conduct of third party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While the FDCPA applies to third party debt collectors, debt collection laws of certain states, including California, impose similar requirements on creditors who collect their own debts. Prosper Funding’s agreements with lender members and group leaders prohibit registered lender members and group leaders from attempting to directly collect on the Prosper Funding Notes or Prosper Funding Borrower Loans, and Prosper Funding has established procedures to ensure that lender members and group leaders do not attempt to collect on the Prosper Funding Notes or Prosper Funding Borrower Loans themselves.

Servicemembers Civil Relief Act. The federal Servicemembers Civil Relief Act (“SCRA”) allows military members to suspend or postpone certain civil obligations so that military members can devote their full attention to military duties. In accordance with the SCRA, PMI must adjust the interest rate of borrowers on active duty and other military personnel who qualify for and request relief. If a borrower with an outstanding Prosper Funding Borrower Loan is called to active military duty, PMI reduces the interest rate on the Prosper Funding Borrower Loan to 6% for the duration of the borrower’s active duty. During this period, the holders of the corresponding Prosper Funding Notes (if the Prosper Funding Borrower Loan was originated through the Note Channel) or the holder of the Prosper Funding Borrower Loan (if the Prosper Funding Borrower Loan was originated through the Whole Loan Channel) will not receive the difference between 6% and the interest rate on the Prosper Funding Notes or Prosper Funding Borrower Loan (as applicable). For borrowers to obtain an interest rate reduction on a Prosper Funding Borrower Loan due to military service, PMI requires the borrowers to send it a written request and a copy of the borrower’s mobilization orders. PMI does not take military service into account in assigning Prosper Ratings to listings.

Other Lending Regulations.  Prosper Funding and PMI are subject to and seek to comply with other state and federal laws and regulations applicable to consumer lending, including additional requirements relating to loan disclosure, credit discrimination, credit reporting, debt collection and unfair, deceptive or abusive business practices.  These laws and regulations may be enforced by state consumer credit regulatory agencies, state attorneys general, the CFPB and private litigants, among others.  Given Prosper Funding and PMI’s novel business model and the subjective nature of some of these laws and regulations, particularly laws regulating unfair or deceptive business practices, Prosper Funding and PMI may become subject to regulatory scrutiny or legal challenge with respect to their compliance with these requirements.

Electronic Funds Transfer Act.  The federal Electronic Funds Transfer Act (“EFTA”) and the regulation issued and administered by the CFPB implementing the EFTA, Regulation E, place guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts, including preauthorized electronic fund transfers from consumers’ accounts to make loan payments.  Most transfers of funds in connection with the origination and repayment of Prosper Funding Notes and Prosper Funding Borrower Loans and bidding on the platform are done by Automated Clearing House (“ACH”) electronic transfers of funds subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”).  Transfers of funds on the platform are done in conformity with the EFTA and its regulations, as well as NACHA guidelines.

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

OFAC and Bank Secrecy Act. PMI checks customer names against the list of Specially Designated Nationals maintained by the Office of Foreign Assets Control (“OFAC”). PMI has also instituted procedures to comply with the anti-money laundering requirements of the USA PATRIOT Act and the Bank Secrecy Act.

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

States in Which Prosper Funding and PMI Currently Operate

The platform operates online only and is available to borrower members in all states except Iowa, Maine and North Dakota. Prosper Funding and PMI have registered or qualified the offer and sale of the Securities in 30 states as well as Washington D.C., and will offer the Securities in each other jurisdiction where they obtain qualification or where such registration is declared effective, subject to any applicable state suitability requirements.

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

RISKS RELATED TO BORROWER DEFAULT

The Prosper Funding Notes are risky and speculative investments for suitable investors only.

You should be aware that the Prosper Funding Notes offered through the platform are risky and speculative investments. The Prosper Funding Notes are special, limited obligations of Prosper Funding and depend entirely for payment on Prosper Funding’s receipt of payments under the corresponding Prosper Funding Borrower Loans. Prosper Funding Notes are suitable only for lender members of adequate financial means. If you cannot afford to lose the entire amount of your investment in the Prosper Funding Notes you purchase, you should not invest in the Prosper Funding Notes.

Payments on the Prosper Funding Notes depend entirely on payments Prosper Funding receives on corresponding Prosper Funding Borrower Loans. If a borrower fails to make any payments on the corresponding Prosper Funding Borrower Loan related to your Prosper Funding Note, payments on your Prosper Funding Note will be correspondingly reduced.

Prosper Funding will only make payments pro rata on a series of Prosper Funding Notes after it receives a borrower’s payment on the corresponding Prosper Funding Borrower Loan, net of servicing fees. Prosper Funding also will retain from the funds received from the relevant borrower and otherwise available for payment on the Prosper Funding Notes any non-sufficient funds fees and the amounts of any attorneys’ fees or collection fees its or PMI’s in-house collections department or a third-party servicer or collection agency imposes in connection with collection efforts. Under the terms of the Prosper Funding Notes, if Prosper Funding does not receive any or all payments on the corresponding Prosper Funding Borrower Loan, payments on your Prosper Funding Note will be correspondingly reduced in whole or in part. If the relevant borrower does not make a payment on a specific monthly loan payment date, no payment will be made on your Prosper Funding Note on the corresponding succeeding Prosper Funding Note payment date.

Information supplied by applicants may be inaccurate or intentionally false.  Information regarding income and employment is not verified in many cases.

Applicants supply a variety of information regarding the purpose of the loan, income, occupation, and employment status that is included in borrower listings. Neither Prosper Funding nor PMI verifies the majority of this information, which may be incomplete, inaccurate or intentionally false. Applicants may misrepresent their intentions for the use of Prosper Funding Borrower Loan proceeds. Neither Prosper Funding nor WebBank, nor PMI as agent of either of them, verifies any statements by applicants as to how loan proceeds are to be used nor confirms after loan funding how loan proceeds were used. All listings are posted on the platform without Prosper Funding or PMI verifying the information provided by the applicant, including the borrower’s stated income, employment status or occupation. Lender members should not rely on an applicant’s self-reported information such as income, employment status, or occupation in making investment decisions. In the cases in which PMI selects applicants for income and employment verification, the verification is normally done after the listing has been created but prior to the time the Prosper Funding Borrower Loan is funded. From the period from July 13, 2009 to December 31, 2013, PMI verified employment and/or income on approximately 54% of the Prosper Funding Borrower Loans and PMI Borrower Loans originated through the platform on a unit basis (39,291 out of 72,957) and approximately 76% of originations on a dollar basis ($480,725 out of $630,364). PMI selected these listings based on a combination of factors, including amount of loan requested, Prosper Rating, debt-to-income ratio and stated income. Listings do not disclose the identity of applicants, and lender members have no ability to obtain or verify applicant information either before or after they purchase a Prosper Funding Note. If an applicant supplies false, misleading or inaccurate information, you may lose part or all of the purchase price you pay for a Prosper Funding Note. Under Prosper Funding’s Administration Agreement with PMI, PMI is required to perform borrower identity and financial information verification services for Prosper Funding. See “Item 1. Business—Borrower Identity and Financial Information Verification” for more information. The number or percentage of applicants whose income and employment information is verified by PMI in relation to listings made after the date hereof may differ from the historical information supplied above. No assurance is made that such information will be verified with respect to any particular applicant or borrower. Neither the indenture trustee nor holders of any Prosper Funding Notes will have any contractual or other relationship with any borrower that would enable the indenture trustee or such holder to make any claim against such borrower for fraud or breach of any representation or warranty in relation to any false, incomplete or misleading information supplied by such borrower in relation to the relevant Prosper Funding Borrower Loan or Prosper Funding Note.

The Prosper Funding Borrower Loans are not secured by any collateral or guaranteed or insured by any third party, and you must rely on Prosper Funding, PMI or a third-party collection agency to pursue collection against any borrower.

Prosper Funding Borrower Loans are unsecured obligations of borrower members. They are not secured by any collateral, and they are not guaranteed or insured by Prosper Funding, PMI or any third party or backed by any governmental authority in any way. Prosper Funding and its designated servicer and third-party collection agencies will, therefore, be limited in their ability to collect on Prosper Funding Borrower Loans. Moreover, Prosper Funding Borrower Loans are obligations of borrowers to Prosper Funding as successor to WebBank, not obligations to the holders of Prosper Funding Notes. Holders of the Prosper Funding Notes will have no recourse to the borrowers and no ability to pursue borrowers to collect payments under Prosper Funding Borrower Loans. Holders of the Prosper Funding Notes may look only to Prosper Funding for payment of the Prosper Funding Notes. Furthermore, if a borrower fails to make any payments on the Prosper Funding Borrower Loan, the holders of the Prosper Funding Notes corresponding to that Prosper Funding Borrower Loan will not receive any payments on their Prosper Funding Notes. The holders of such Prosper Funding Notes will not be able to pursue collection against the borrower and will not be able to obtain the identity of the borrower in order to contact the borrower about the defaulted Prosper Funding Borrower Loan.

The maximum debt-to-income ratio for applicants is 50%.

DTI is a measurement of a borrower’s ability to take on additional debt. While there is an upper limit of 50% on the DTI ratio for eligible borrowers on the platform, borrowers with higher debt-to- income ratios may represent a greater risk of default than borrowers with lower debt-to-income ratios. Prosper Funding Note that the measure of DTI for eligibility decisions does not include the amount of the requested Prosper Funding Borrower Loan, whereas the measure of DTI presented in a listing includes the amount of the requested Prosper Funding Borrower Loan.

The credit information of an applicant may be inaccurate or may not accurately reflect the applicant’s creditworthiness, which may cause you to lose all or part of the price you paid for a Prosper Funding Note.

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

The Prosper Rating may not accurately set forth the risks of investing in the Prosper Funding Notes and no assurances can be provided that actual loss rates for the Prosper Funding Notes will come within the estimated loss rates indicated by the Prosper Rating.

If PMI includes in a listing a Prosper Rating that is different from the Prosper Rating calculated by PMI or calculates the Prosper Rating for a listing incorrectly, and such error materially and adversely affects a holder's interest in the related Prosper Funding Note, Prosper Funding will indemnify the holder or repurchase the Prosper Funding Note. Prosper Funding will not, however, have any indemnity or repurchase obligation under the Amended and Restated Indenture, the Prosper Funding Notes, the lender member agreement or any other agreement associated with the Note Channel as a result of any other inaccuracy with respect to a listing’s Prosper Score or Prosper Rating. For example, the Prosper Rating for a listing could be inaccurate because the applicant’s credit report contained incorrect information. Similarly, the Prosper Rating does not reflect the substantial risk associated with the facts that (i) neither Prosper Funding nor PMI verifies much of the applicant information on which the Prosper Rating is based and (ii) much of such information is provided directly by the applicants themselves, who remain anonymous to potential Prosper Funding Note purchasers. In addition, the Prosper Rating does not reflect Prosper Funding’s credit risk as a debtor (such credit risk exists even though, as the debtor on the Prosper Funding Notes, Prosper Funding’s only obligation is to pay to the Prosper Funding Note holders their pro rata shares of collections received on the related Prosper Funding Borrower Loans net of applicable fees). If Prosper Funding repurchases any Prosper Funding Notes, PMI will concurrently repurchase the related PMI Management Right for zero consideration. Prosper Funding’s repurchase obligations under the Amended and Restated Indenture, the Prosper Funding Notes, the lender member agreement or any other agreement associated with the Note Channel, and PMI’s concurrent repurchase of the related PMI Management Rights, do not affect your rights under federal or state securities laws. A Prosper Rating is not a recommendation by Prosper Funding or PMI to buy, sell or hold a Prosper Funding Note. In addition, no assurances can be provided that actual loss rates for the Prosper Funding Notes will fall within the expected loss rates indicated by the Prosper Rating. The interest rates on the Prosper Funding Notes might not adequately compensate Prosper Funding Note purchasers for these additional risks. See “Item 1. Business—Prosper Funding Note Repurchase and Indemnification Obligations” for more information.

Lender members who use the Quick Invest tool may face additional risk of funding Prosper Funding Borrower Loans that have been erroneously selected by Quick Invest.

Since it was first implemented by PMI in July 2011 through December 31, 2013, the Quick Invest tool has experienced errors that affected 8,630 Prosper Funding Notes and PMI Notes out of the 3,489,413 Prosper Funding Notes and PMI Notes purchased. Of the affected Prosper Funding Notes and PMI Notes, 2,053 Prosper Funding Notes and PMI Notes purchased by 600 lender members were affected by the erroneous selection by Quick Invest of all possible search criteria; 2,517 Prosper Funding Notes and PMI Notes purchased by 28 lender members were affected by the erroneous use of inactive searches to purchase Prosper Funding Notes and PMI Notes; 96 Prosper Funding Notes and PMI Notes purchased by 23 lender members were affected by an error that resulted in a search identifying every listing’s Prosper Score as the best rating, regardless of the actual Prosper Score; 1,209 Prosper Funding Notes and PMI Notes purchased by 160 lender members were affected by an error that resulted in lender members who had multiple searches with overlapping criteria bidding on the same listing more than once even though the lender had also selected an option that was supposed to preclude them from investing in the same listing more than once; 168 Prosper Funding Notes and PMI Notes purchased by 42 lender members were affected by a server failure that resulted in Quick Invest bidding on the same listing more than once; and 2,587 Prosper Funding Notes and PMI Notes purchased by 458 lender members were affected by an Auto Quick Invest refactor that queued orders too quickly and resulted in multiple orders being executed.

In the event of any errors in Quick Invest that cause a lender member to purchase a Prosper Funding Note from Prosper Funding that such lender would not otherwise have purchased or that differs materially from the Prosper Funding Note such lender would have purchased had there been no error, Prosper Funding will either repurchase the Prosper Funding Note, indemnify the lender against losses suffered on that Prosper Funding Note or cure such error.  See “Item 1A. Risk Factors—Risks Related to Prosper Funding and PMI the Platform and Prosper Funding and PMI’s Ability to Service the Prosper Funding Notes” for more information.

Some borrowers may use the platform to defraud lender members, which could adversely affect your ability to recoup your investment.

PMI uses identity and fraud checks with external databases to authenticate each borrower’s identity. There is a risk, however, that these checks could fail and fraud may occur. In addition, applicants may misrepresent their intentions regarding loan purpose or other information contained in listings, and neither Prosper Funding nor PMI verifies the majority of this information. While Prosper Funding will indemnify you or repurchase Prosper Funding Notes in limited circumstances (including, e.g., a material payment default on the Prosper Funding Borrower Loan resulting from verifiable identity theft), it is not obligated  to indemnify you or repurchase a Prosper Funding Note from you if your investment is not realized in whole or in part due to fraud (other than verifiable identity theft) in connection with a loan listing, or due to false or inaccurate statements or omissions of fact in a listing, whether in credit data, a borrower member’s representations, similar indicia of borrower intent and ability to repay the Prosper Funding Borrower Loan. If Prosper Funding repurchases a Prosper Funding Note, the repurchase price will be equal to the Prosper Funding Note’s outstanding principal balance and will not include accrued interest. If Prosper Funding repurchases any Prosper Funding Notes, PMI will concurrently repurchase the related PMI Management Rights for zero consideration. See “Item 1. Business—Prosper Funding Note Repurchase and Indemnification Obligations” for more information.

The fact that Prosper Funding has the exclusive right and ability to investigate claims of identity theft in the origination of Prosper Funding Borrower Loans creates a significant conflict of interest between Prosper Funding and the lender members.

Prosper Funding has the exclusive right to investigate claims of identity theft and determine, in its sole discretion, whether verifiable identity theft has occurred. Verifiable identity theft triggers an obligation by Prosper Funding to either repurchase the related Prosper Funding Notes or indemnify the applicable Prosper Funding Note holders. As Prosper Funding is the sole entity with the ability to investigate and determine verifiable identity theft, which triggers its repurchase or indemnification obligation, a conflict of interest exists. Lender members rely solely on Prosper Funding to investigate incidents that might require it to indemnify the applicable Prosper Funding Note holders or repurchase the related Prosper Funding Notes. The denial of a claim under Prosper Funding’s identity theft guarantee would save Prosper Funding from its indemnification or repurchase obligation. See “Item 1. Business—Prosper Funding Note Repurchase and Indemnification Obligations” for more information

Prosper Funding does not have significant historical performance data about performance on the Prosper Funding Borrower Loans. Loss rates on the Prosper Funding Borrower Loans may increase and prior to investing you should consider the risk of non-payment and default.

Prosper Funding is in the early stages of its development and has a limited operating history. It did not offer Prosper Funding Borrower Loans through the platform prior to February 1, 2013. PMI began offering PMI Borrower Loans through the platform in February of 2006, but the performance of PMI Borrower Loans may not be indicative of the future performance of Prosper Funding Borrower Loans. Due to Prosper Funding’s limited operational history, it does not have significant historical data regarding the performance of the Prosper Funding Borrower Loans, and it does not yet know what the long-term loan loss experience will be. The estimated loss rates displayed on the website and used to determine the Prosper Rating have been developed from the loss histories on Prosper Funding Borrower Loans as well as PMI’s loss histories on PMI Borrower Loans. Future Prosper Funding Borrower Loans originated through the platform may default more often than similar Prosper Funding Borrower Loans and PMI Borrower Loans have defaulted in the past, which increases the risk of investing in the Prosper Funding Notes.

If payments on the corresponding Prosper Funding Borrower Loans relating to your Prosper Funding Notes become more than 30 days overdue, it is likely you will not receive the full principal and interest payments that you expect to receive on your Prosper Funding Notes, and you may not recover your original purchase price.

PMI may refer Prosper Funding Borrower Loans that become past due to a third party collection agency for collection or it may collect on such Prosper Funding Borrower Loans directly. If a borrower fails to make a required payment on a Prosper Funding Borrower Loan within 30 days of the due date, PMI will pursue reasonable collection efforts in respect of the Prosper Funding Borrower Loan. Referral of a delinquent Prosper Funding Borrower Loan to a collection agency within five business days after it becomes thirty days past due will be considered reasonable collection efforts. If payment amounts on a delinquent Prosper Funding Borrower Loan are received from a borrower after the loan has been referred to PMI’s in-house collections department or an outside collection agency, PMI or that collection agency may retain a percentage of that payment as a fee before any principal or interest becomes payable to you. Collection fees may be up to 40% of recovered amounts, in addition to any legal fees and transaction fees associated with accepting payments incurred in the collection effort.

For some non-performing Prosper Funding Borrower Loans, PMI may not be able to recover any of the unpaid loan balance and, as a result, a lender member who has purchased a corresponding Prosper Funding Note may receive little, if any, of the unpaid principal and interest payable under the Prosper Funding Note. You must rely on the collection efforts of PMI or the applicable collection agency to which such Prosper Funding Borrower Loans are referred. You are not permitted to attempt to collect payments on the Prosper Funding Borrower Loans in any manner.

Late payment performance is an early indicator of charge off probability. Of all Prosper Funding Borrower Loans and PMI Borrower Loans originated between July 13, 2009 and December 31, 2013, 11.1% have been greater than 30 days past due at any time and 9.9% have been greater than 60 days past due at any time. As of December 31, 2013, 7,752 or 10.7% of all Prosper Funding Borrower Loans and PMI Borrower Loans originated between July 13, 2009 and December 31, 2013 have been referred to a collection agency for collection proceedings. The average recovery on such Prosper Funding Borrower Loans and PMI Borrower Loans through December 31, 2013, is $481 (not in thousands), net of collection fees. In addition, of the 7,752 Prosper Funding Borrower Loans and PMI Borrower Loans referred to a collection agency, a total of 5,718 or 73.8% of such loans have been charged off.

Loss rates on the Prosper Funding Borrower Loans may increase as a result of economic conditions beyond Prosper Funding or PMI’s control and beyond the control of the borrower member.

Prosper Funding Borrower Loan loss rates may be significantly affected by economic downturns or general economic conditions beyond Prosper Funding or PMI’s control and beyond the control of individual borrowers. In particular, loss rates on Prosper Funding Borrower Loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer confidence, residential real estate values, the value of the U.S. dollar, energy prices, changes in consumer spending, the number of personal bankruptcies, disruptions in the credit markets and other factors.

In the unlikely event that Prosper Funding receives payments on the Prosper Funding Borrower Loans relating to your Prosper Funding Notes after the final maturity date, you will not receive payments on your Prosper Funding Notes after maturity.

Each Prosper Funding Note will mature on the initial maturity date, unless any principal or interest payments in respect of the corresponding Prosper Funding Borrower Loan remain due and payable to Prosper Funding upon the initial maturity date, in which case the maturity of the Prosper Funding Note will be automatically extended to the final maturity date. If there are any amounts under the corresponding Prosper Funding Borrower Loan still due and owing to Prosper Funding on the final maturity date, Prosper Funding will have no further obligation to make payments on the related Prosper Funding Notes, even if it receives payments on the corresponding Prosper Funding Borrower Loan after such date.

The Prosper Funding Borrower Loans do not restrict borrowers from incurring additional unsecured or secured debt, nor do they impose any financial restrictions on borrowers during the term of the Prosper Funding Borrower Loan, which may impair your ability to receive the full principal and interest payments that you expect to receive on a Prosper Funding Note.

If a borrower incurs additional debt after the date of the Prosper Funding Borrower Loan, the additional debt may impair the ability of that borrower to make payments on his or her Prosper Funding Borrower Loan and your ability to receive the principal and interest payments that you expect to receive on a corresponding Prosper Funding Note. In addition, the additional debt may adversely affect the borrower’s creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of the borrower. To the extent that the borrower has or incurs other indebtedness and cannot pay all of his or her indebtedness, the borrower may choose to make payments to other creditors, rather than to Prosper Funding.

To the extent borrowers incur other indebtedness that is secured, such as a mortgage, a home equity line or an auto loan, the ability of the secured creditors to exercise remedies against the assets of the borrower may impair the borrower’s ability to repay the Prosper Funding Borrower Loan on which your Prosper Funding Note is dependent for payment. Borrowers may also choose to repay obligations under secured indebtedness or other unsecured indebtedness before repaying Prosper Funding Borrower Loans because there is no collateral securing the Prosper Funding Borrower Loans. A lender member will not be notified if a borrower incurs additional debt after the date a loan listing is posted.

A borrower may request that his or her bank “chargeback” a payment on a Prosper Funding Borrower Loan upon which a Prosper Funding Note is dependent for payment and request a refund on that payment, resulting in a delinquency on the payment and a possible negative cash balance in your lender member account.

A borrower chargeback is a process by which a borrower who has made a payment on a Prosper Funding Borrower Loan has his or her bank cancel the payment or request a refund of that payment. PMI withholds payments to lender members up to six business days after a related borrower payment is initiated. If the chargeback occurs six or more days after the initiation of payment, you must rely on PMI to contest the chargeback if it deems it appropriate. If a borrower successfully processes a chargeback six or more days after initiation of payment, such payment will be deducted from your lender member account, and if you have withdrawn funds in the interim, a negative cash balance may result. Amounts received on Prosper Funding Borrower Loans corresponding to your Prosper Funding Notes payments and deposited into your lender member account are subject to set-off against any negative balance or shortfall in your lender member account. See “Item 1. Business—Structure of Lender Member Accounts and Treatment of Lender Member Balances” for more information.

Peer-to-peer lending is a new lending method and the platform has a limited operating history.  Borrowers may not view or treat their obligations to Prosper Funding as having the same significance as loans from traditional lending sources, such as bank loans.

The investment return on the Prosper Funding Notes depends on borrowers fulfilling their payment obligations in a timely and complete manner under the corresponding Prosper Funding Borrower Loan. Borrowers may not view peer-to-peer lending obligations originated on the platform as having the same significance as other credit obligations arising under more traditional circumstances, such as loans from banks or other commercial financial institutions. If a borrower neglects his or her payment obligations on a Prosper Funding Borrower Loan upon which payment of your Prosper Funding Note is dependent or chooses not to repay his or her Prosper Funding Borrower Loan entirely, you may not be able to recover any portion of your investment in a Prosper Funding Note.

The platform may fail to comply with applicable law, which could limit Prosper Funding and PMI’s ability to collect on Prosper Funding Borrower Loans.

The Prosper Funding Borrower Loans are subject to federal and state consumer protection laws. The platform may not always be, and may not always have been, in compliance with these laws. Failure to comply with the laws and regulatory requirements applicable to the platform may, among other things, limit Prosper Funding’s, PMI’s or a collection agency’s ability to collect all or part of the principal of or interest on Prosper Funding Borrower Loans. See “Item 1. Government Regulation—Regulation and Consumer Protection Laws” for more information.

PMI regularly reviews the requirements of these laws and takes measures aimed at ensuring that the Prosper Funding Borrower Loans originated on the platform meet the requirements of all applicable laws. However, determining compliance with all applicable laws is a complex matter and it is possible that PMI’s determination may be inaccurate or incorrect. Also, changes in law, either due to court decisions, regulatory interpretations or rulings, or new legislation, may adversely affect the collectability of a Prosper Funding Borrower Loan.

In general, the Prosper Funding Borrower Loans do not contain any cross-default or similar provisions. If a borrower defaults on any of his or her other debt obligations, Prosper Funding and PMI’s ability to collect on the Prosper Funding Borrower Loan on which your Prosper Funding Notes are dependent for payment may be substantially impaired.

The Prosper Funding Borrower Loans do not contain cross-default provisions. A cross-default provision makes a default under certain debt of a borrower an automatic default on other debt of that borrower. Because the Prosper Funding Borrower Loans do not contain cross-default provisions, a Prosper Funding Borrower Loan will not be placed automatically in default upon that borrower’s default on any of the borrower’s other debt obligations. If a borrower defaults on debt obligations owed to a third party and continues to satisfy the payment obligations under the Prosper Funding Borrower Loan, the third party may seize the borrower’s assets or pursue other legal action against the borrower before the borrower defaults on the Prosper Funding Borrower Loan.

Borrowers may seek the protection of debtor relief under federal bankruptcy or state insolvency laws, which may result in the nonpayment of your Prosper Funding Notes.

Borrowers may seek protection under federal bankruptcy law or similar laws. If a borrower files for bankruptcy (or becomes the subject of an involuntary petition), a stay will go into effect that will automatically put any pending collection actions on the Prosper Funding Borrower Loan on hold and prevent further collection action absent bankruptcy court approval. If Prosper Funding or PMI receives notice that a borrower has filed for protection under the federal bankruptcy laws, or has become the subject of an involuntary bankruptcy petition, PMI will put the Borrower’s Loan account into “bankruptcy status.” When this occurs, PMI terminates automatic monthly ACH debits on Prosper Funding Borrower Loans and neither Prosper Funding nor PMI will undertake collection activity without bankruptcy court approval. Whether any payment will ultimately be made or received on a Prosper Funding Borrower Loan after a bankruptcy status is declared depends on the borrower’s particular financial situation. In most cases, however, unsecured creditors such as Prosper Funding receive nothing, or only a fraction of their outstanding debt. See “Item 1. Business—Loan Servicing and Collection” for more information.

Federal law entitles borrowers who enter active military service to an interest rate cap and certain other rights that may inhibit the ability to collect on Prosper Funding Borrower Loans and reduce the amount of interest paid on the corresponding Prosper Funding Notes.

Federal law provides borrowers on active military service with rights that may delay or impair PMI’s ability to collect on a Prosper Funding Borrower Loan corresponding to your Prosper Funding Note. The Servicemembers Civil Relief Act (“SCRA”) requires that the interest rate on preexisting debts, such as Prosper Funding Borrower Loans, be set at no more than 6% while the qualified service member or reservist is on active duty. A holder of a Prosper Funding Note that is dependent on such a Prosper Funding Borrower Loan for payment will not receive the difference between 6% and the original stated interest rate for the Prosper Funding Borrower Loan during any such period. The SCRA law also permits courts to stay proceedings and execution of judgments against service members and reservists on active duty, which may delay recovery on any Prosper Funding Borrower Loans in default, and, accordingly, payments on the corresponding Prosper Funding Notes. If there are any amounts under such a Prosper Funding Borrower Loan still due and owing to Prosper Funding after the final maturity of the corresponding Prosper Funding Notes, Prosper Funding will have no further obligation to make payments on the Prosper Funding Notes, even if it receives payments on the Prosper Funding Borrower Loan after the final maturity of the Prosper Funding Notes. PMI does not take military service into account in assigning a Prosper Rating to loan listings. In addition, as part of the borrower registration process, PMI does not request borrower members to confirm if they are qualified service members or reservists within the meaning of the SCRA. See “Item 1. Government Regulation—Regulation and Consumer Protection Laws—Servicemembers Civil Relief Act” for more information.

From July 13, 2009 through December 31, 2013, only eight Prosper Funding Borrower Loans and PMI Borrower Loans, with an aggregate principal amount of $54, have been subject to the SCRA.
The death of a borrower may substantially impair your ability to recoup the full purchase price of Prosper Funding Notes or to receive the interest payments that you expect to receive on the Prosper Funding Notes.

If a borrower dies while his or her Prosper Funding Borrower Loan is still outstanding, generally, PMI will seek to work with the executor of the borrower’s estate to obtain repayment of the loan. However, the borrower’s estate may not contain sufficient assets to repay the loan, or the related executor or trustee may prioritize repayment of other creditors. In addition, if a borrower dies near the end of the term of his or her Prosper Funding Borrower Loan, it is unlikely that any further payments will be made on the corresponding Prosper Funding Notes, because the time required for the probate of the borrower’s estate will probably extend beyond the final maturity date of the Prosper Funding Notes.

RISKS INHERENT IN INVESTING IN THE PROSPER FUNDING NOTES

The Prosper Funding Notes are special, limited obligations of Prosper Funding only and are not directly secured by any collateral or guaranteed or insured by PMI or any third party.

The Prosper Funding Notes will not represent an obligation of borrowers, PMI or any other party except Prosper Funding, and are special, limited obligations of Prosper Funding. The Prosper Funding Notes are not guaranteed or insured by PMI, any governmental agency or instrumentality or any third party. Although Prosper Funding has granted the indenture trustee, for the benefit of the Prosper Funding Note holders, a security interest in the Prosper Funding Borrower Loans corresponding to the Prosper Funding Notes, the payments and proceeds that Prosper Funding receives on such Prosper Funding Borrower Loans, the bank account in which such Prosper Funding Borrower Loan payments are deposited and the FBO Funding account, the Prosper Funding Note holders do not themselves have a direct security interest in the Prosper Funding Borrower Loans or the right to payment thereunder. If an event of default under the Amended and Restated Indenture were to occur, the Prosper Funding Note holders would be dependent on the indenture trustee’s ability to realize on the collateral and make payments on the Prosper Funding Notes in the manner contemplated by the Amended and Restated Indenture. In addition, although Prosper Funding will take all actions that it believes are required under applicable law to perfect the security interest of the indenture trustee in the collateral, if its analysis of the required actions is incorrect or if it fails timely to take any required action, the indenture trustee’s security interest may not be effective and holders of the Prosper Funding Notes could be required to share the collateral (and any proceeds thereof) with Prosper Funding’s other creditors, or, if a bankruptcy court were to order the substantive consolidation of PMI and Prosper Funding (as described below), PMI’s creditors.

Prosper Funding is not obligated to indemnify a Prosper Funding Note holder or repurchase any Prosper Funding Notes except in limited circumstances.

Prosper Funding is only obligated to repurchase Prosper Funding Notes or indemnify holders of Prosper Funding Notes in limited circumstances. These circumstances include if (i) a material payment default under the corresponding Prosper Funding Borrower Loan occurs as a result of verifiable identify theft or (ii) PMI includes a Prosper Rating in a listing that is different from the Prosper Rating calculated by PMI or calculates the Prosper Rating incorrectly. Prosper Funding is not required to repurchase Prosper Funding Notes or indemnify holders of Prosper Funding Notes, however, if the holder’s investment is not realized in whole or in part due to fraud other than identity theft, or due to other false or inaccurate statements or omissions of fact in a listing, whether in credit data, borrower representations or similar indicia of borrower intent and ability to repay the loan. Nor is Prosper Funding under any obligation to repurchase a Prosper Funding Note or indemnify any holder of Prosper Funding Notes if a correctly-determined Prosper Rating fails to accurately predict the actual losses on a Prosper Funding Borrower Loan.

Prosper Funding might incur indemnification and repurchase obligations that exceed its projections, in which case it may not have sufficient capital to meet its indemnification and repurchase obligations.

Prosper Funding believes its fee income will be sufficient to meet its reasonably anticipated indemnification and repurchase obligations. In determining its expected capital needs with respect to indemnification and repurchase obligations, Prosper Funding reviewed the history of such obligations incurred by PMI. From the inception of the platform in November 2005 through December 31, 2013, approximately $801,000 of Prosper Funding Borrower Loans and PMI Borrower Loans were originated through the platform and Prosper Funding and PMI repurchased  or made indemnification payments on such Prosper Funding Borrower Loans and PMI Borrower Loans equal to approximately $724. As of December 31, 2013, approximately $581 in Prosper Funding Borrower Loans receivable were indemnified. Prosper Funding believes this approach to estimating its future repurchase and indemnification obligations gives it a reasonable basis to conclude that it will be adequately capitalized to meet such obligations. Nonetheless, there can be no assurance that if it is obligated to repurchase a Prosper Funding Note or indemnify a Prosper Funding Note holder, that it will be able to meet its repurchase or indemnification obligations. If Prosper Funding is unable to meet its indemnification and repurchase obligations, you may lose all of your investment in the Prosper Funding Note.

If you decide to invest through the platform and concentrate your investment in a single Prosper Funding Note, you may increase your risk of borrower defaults.

Your expected return on your investment in the Prosper Funding Notes depends on the performance of the borrowers under the corresponding Prosper Funding Borrower Loans. There are a wide range of Prosper Ratings and listings on the platform and Prosper Funding expects some borrowers to default on their loans. If you decide to invest through the platform and concentrate your investment in a single Prosper Funding Note, your entire return will depend on the performance of a single Prosper Funding Borrower Loan. For example, if you plan to purchase $200 (not in thousands) of Prosper Funding Notes, and choose to invest the entire $200 (not in thousands) in a single Prosper Funding Note instead of in eight $25 (not in thousands) Prosper Funding Notes corresponding to the Prosper Funding Borrower Loans of eight different borrowers, your entire $200 (not in thousands)  investment will depend on the performance of a single Prosper Funding Borrower Loan. It may be desirable to diversify your portfolio in order to reduce the risk that you could lose your entire investment due to a single default, or a small number of defaults. However, diversification does not eliminate the risk that you may lose some, or all, of your investment in the Prosper Funding Notes.

The platform allows a borrower member to prepay a Prosper Funding Borrower Loan at any time without penalty. Prosper Funding Borrower Loan prepayments will extinguish or limit your ability to receive additional interest payments on a Prosper Funding Note.

Prosper Funding Borrower Loan prepayment occurs when a borrower decides to pay some or all of the principal amount on a Prosper Funding Borrower Loan earlier than originally scheduled. Borrowers may decide to prepay all or a portion of the remaining principal amount due under a Prosper Funding Borrower Loan at any time without penalty. In the event of a prepayment of the entire remaining unpaid principal amount of a Prosper Funding Borrower Loan on which your Prosper Funding Notes are dependent for payment, you will receive your share of such prepayment but further interest will not accrue on such Prosper Funding Borrower Loan or on your Prosper Funding Note after the date on which the payment is made. If the borrower prepays a portion of the remaining unpaid principal balance, the term of the Prosper Funding Borrower Loan will not change, but interest will cease to accrue on the prepaid portion, and you will not receive all of the interest payments that you originally expected to receive on your Prosper Funding Notes. In addition, you may not be able to find a similar rate of return on another investment at the time at which the Prosper Funding Borrower Loan is prepaid. Prepayments are subject to Prosper Funding’s servicing fee, even if the prepayment occurs immediately after issuance of your Prosper Funding Note.

Prevailing interest rates may change during the term of your Prosper Funding Notes. If this occurs, you may receive less value from your purchase of the Prosper Funding Note in comparison to other ways you may invest your money. Additionally, borrowers may prepay their Prosper Funding Borrower Loans due to changes in interest rates, and you may not be able to redeploy the amounts you receive from prepayments in a way that offers you the return you expected to receive from the Prosper Funding Notes.

The Prosper Funding Borrower Loans on which the Prosper Funding Notes are dependent for payment bear fixed, not floating, rates of interest. If prevailing interest rates increase, the interest rates on Prosper Funding Notes you purchase might be less than the rate of return you could earn if you invested the purchase price in a different investment.

PMI may not set appropriate interest rates for Prosper Funding Borrower Loans.

If PMI sets interest rates for Prosper Funding Borrower Loans too low, lender members may not be compensated appropriately for the level of risk that they are assuming in purchasing a Prosper Funding Note, while setting the interest rate too high may increase the risk of non-payment. In either case, failure to set rates appropriately may adversely impact the ability of lender members to receive returns on their Prosper Funding Notes that are commensurate with the risks they have assumed in acquiring such Prosper Funding Notes.

The PMI Management Rights attached to the Prosper Funding Notes will not comprise collateral for the Prosper Funding Notes nor generate any funds that will be payable to the holders of Prosper Funding Notes.

There are no payment obligations on the part of PMI or any third party under or in relation to the PMI Management Rights that are in any way related to borrower obligations in relation to the Prosper Funding Borrower Loans or in any way related to Prosper Funding’s payment obligations in relation to the Prosper Funding Notes. The PMI Management Rights attached to the Prosper Funding Notes will not comprise collateral for the Prosper Funding Notes nor guarantees of any Prosper Funding Borrower Loans or Prosper Funding Notes, nor generate any funds or proceeds that will be payable to Prosper Funding, the indenture trustee or holders of Prosper Funding Notes in relation to any Prosper Funding Borrower Loans or Prosper Funding Notes. Holders of Prosper Funding Notes will have no recourse to PMI or its assets in relation to payments on Prosper Funding Borrower Loans or Prosper Funding Notes. If Prosper Funding repurchases any Prosper Funding Notes, PMI will concurrently repurchase the related PMI Management Right for zero consideration. Prosper Funding’s repurchase obligations under the Amended and Restated Indenture, the Prosper Funding Notes, the lender member agreement or any other agreement associated with the Note Channel, and PMI’s concurrent repurchase of the related PMI Management Rights, do not affect your rights under federal or state securities laws.

Holders of the PMI Management Rights, collectively through the indenture trustee, have a limited contractual ability to enforce PMI’s obligations under the Administration Agreement.  As a result, you will have a limited contractual ability to require that PMI perform its obligations under the Administration Agreement.

Pursuant to the Administration Agreement, PMI provides three kinds of services to Prosper Funding: (i) Loan Platform Administration Services (managing the operation of the platform), (ii) Corporate Administration Services (providing back-office services to Prosper Funding, such as maintaining books and records, making periodic regulatory filings, performing limited cash management functions, etc.), and (iii) Loan and Note Servicing Services (servicing the Prosper Funding Borrower Loans and Prosper Funding Notes originated through the platform). Holders of PMI Management Rights do not have the contractual right, individually, to enforce PMI’s obligations under the Administration Agreement. Holders representing at least 25% of the outstanding Prosper Funding Notes, collectively, have the contractual right to cause the indenture trustee to take action as a third-party beneficiary of the Administration Agreement to enforce PMI’s platform administration and corporate administration obligations under the Administration Agreement. Holders representing at least 25% of the combined total of the outstanding Prosper Funding Notes and the PMI Note, collectively, have the contractual right to cause the indenture trustee to take action as a third-party beneficiary of the Administration Agreement to enforce PMI’s loan servicing obligations under the Administration Agreement. All such collective contractual rights are subject to certain conditions set forth in the Amended and Restated Indenture. Those conditions include, for example, that the holders indemnify the trustee for taking such action. If PMI fails to adequately perform Loan and Note Servicing Services under the Administration Agreement, and if Prosper Funding is unable to timely replace PMI as the servicer of the Prosper Funding Notes, your ability to receive principal and interest payments on your Prosper Funding Notes may be substantially impaired, even if your portfolio of Prosper Funding Notes is well diversified and the Prosper Funding Borrower Loans are paying on schedule. In addition, although Prosper Funding has a back- up provider in place for PMI as Loan and Note Servicer under the Administration Agreement, Prosper Funding does not have a back-up provider for the Loan Platform Administration Services or the Corporate Administration Services that PMI is obligated to provide. The failure of PMI to adequately perform those services could adversely affect your ability to benefit from those services. PMI's obligations to provide services under the Administration Agreement may be terminated by PMI or by Prosper Funding under certain circumstances.

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

If the Note Trader platform fails to develop, or if the Note Trader platform develops but you cannot find a purchaser for the Prosper Funding Notes that you wish to sell, you will be forced to hold the Prosper Funding Notes for their remaining term.

Prosper Funding and PMI cannot guarantee that the Note Trader platform will continue to develop.  A Prosper Funding Note offered for sale on the Note Trader platform must be purchased in its entirety by a single lender member, and Prosper Funding Notes with a high outstanding principal balance may be more difficult to sell due to the smaller number of lender members with the ability to purchase such Prosper Funding Notes.

If you choose to post your Prosper Funding Notes for sale on the Note Trader platform, you may not realize the expected return on your investment due to changes in the creditworthiness of the borrower under the corresponding Prosper Funding Borrower Loan.

The ability to sell your Prosper Funding Note on the Note Trader platform does not guarantee that you will be able to find a lender member willing to buy the Prosper Funding Note at a price acceptable to you, or at all. If the borrower becomes delinquent in payments under the corresponding Prosper Funding Borrower Loan upon which your Prosper Funding Note is dependent for payment, your ability to sell the Prosper Funding Note on the Note Trader platform will be substantially impaired. You may have to offer the Prosper Funding Note for sale at a substantial discount, and there is no guarantee that you will receive the expected value of the Prosper Funding Note or any value at all. Additionally, lender members may be less willing to bid for and purchase your Prosper Funding Note if prevailing interest rates have changed or other investing activities have proven more attractive while you have held the Prosper Funding Note.

You do not earn interest on funds held in the FBO Funding account.

Your lender member account represents an interest in a FBO Funding account that does not earn interest.  See “Item 1. Business—Structure of Lender Member Accounts and Treatment of Lender Member Balances” for more information.

The U.S. federal income tax consequences of an investment in the Prosper Funding Notes are uncertain.

There are no statutory provisions, regulations, published rulings or judicial decisions that directly address the characterization of the Prosper Funding Notes or instruments similar to the Prosper Funding Notes for U.S. federal income tax purposes. However, although the matter is not free from doubt because payments on the Prosper Funding Notes are dependent on payments on the corresponding Prosper Funding Borrower Loan, Prosper Funding intends to treat the Prosper Funding Notes as its debt instruments that have original issue discount (“OID”) for U.S. federal income tax purposes. Where required, Prosper Funding intends to file information returns with the U.S. Internal Revenue Service (“IRS”) in accordance with such treatment unless there is a change or clarification in the law, by regulation or otherwise, that would require a different characterization of the Prosper Funding Notes. You should be aware, however, that the IRS is not bound by Prosper Funding’s characterization of the Prosper Funding Notes and the IRS or a court may take a different position with respect to the Prosper Funding Notes’ proper characterization. For example, the IRS could determine that, in substance, each lender member owns a proportionate interest in the corresponding Prosper Funding Borrower Loan for U.S. federal income tax purposes or, for example, the IRS could instead treat the Prosper Funding Notes as a different financial instrument (including an equity interest or a derivative financial instrument). Any different characterization could significantly affect the amount, timing, and character of income, gain or loss recognized in respect of a Prosper Funding Note. For example, if the Prosper Funding Notes are treated as Prosper Funding’s equity, (i) Prosper Funding would be subject to U.S. federal income tax on income, including interest, accrued on the corresponding Prosper Funding Borrower Loans but would not be entitled to deduct interest or OID on the Prosper Funding Notes, and (ii) payments on the Prosper Funding Notes would be treated by the holder for U.S. federal income tax purposes as dividends (that may be ineligible for reduced rates of U.S. federal income taxation or the dividends-received deduction) to the extent of Prosper Funding’s earnings and profits as computed for U.S. federal income tax purposes. A different characterization may significantly reduce the amount available to pay interest on the Prosper Funding Notes. You are strongly advised to consult your own tax advisor regarding the U.S. federal, state, local and non-U.S. tax consequences of the purchase, ownership, and disposition of the Prosper Funding Notes (including any possible differing treatments of the Prosper Funding Notes).

Prosper Funding’s ability to pay principal and interest on a Prosper Funding Note may be affected by its ability to match the timing of its income and deductions for U.S. federal income tax purposes.

You should be aware that Prosper Funding’s ability to pay principal and interest on a Prosper Funding Note may be affected by its ability, for U.S. federal income tax purposes, to match the timing of income it receives from a corresponding Prosper Funding Borrower Loan that it holds and the timing of deductions that it may be entitled to in respect of payments made on the Prosper Funding Notes that it issues. For example, if the Prosper Funding Notes are treated as contingent payment debt instruments for U.S. federal income tax purposes but the corresponding Prosper Funding Borrower Loans are not, there could be a potential mismatch in the timing of Prosper Funding’s income and deductions for U.S. federal income tax purposes, and Prosper Funding’s resulting tax liabilities could affect its ability to make payments on the Prosper Funding Notes.

Participation in the funding of Prosper Funding Borrower Loans could be viewed as creating a conflict of interest.

As is the practice with other peer-to peer lending companies, including Prosper Funding and PMI’s competitor, LendingClub, from time to time, Prosper Funding or PMI may fund portions of qualified loan requests on the platform and hold any Prosper Funding Notes purchased as a result of such funding for its own individual account. Even though Prosper Funding and PMI will participate in Prosper Funding Borrower Loans on the platform under the same terms and conditions and through the use of the same information that is made available to other potential lender members on the platform, such participation may be perceived as involving a conflict of interest. For example, Prosper Funding or PMI’s funding of a Borrow Loan may cause the loan to fund, and in some cases, fund faster, than it would fund in the absence of Prosper Funding or PMI’s participation, which could benefit Prosper Funding to the extent that it ensures that PMI generates the revenue associated with the loan.

During the year ended December 31, 2013, PMI and Prosper Funding had purchased Prosper Funding Notes and PMI Notes for investments in the aggregate amount of approximately $204. In addition, as of December 31, 2013, Prosper Funding and PMI’s respective executive officers, directors, and 5% shareholders had purchased Prosper Funding Notes, PMI Notes and PMI Borrower Loans in the aggregate amount of $5,989. The Prosper Funding Notes, PMI Notes and PMI Borrower Loans were obtained on terms and conditions that were not more favorable than those obtained by other lender members of Prosper Funding or PMI. Of the total aggregate amount of Prosper Funding Notes, PMI Notes and PMI Borrower Loans purchased by Prosper Funding and PMI’s respective executive officers, directors and affiliates as of December 31, 2013, approximately 14% of principal has been charged off, compared to approximately 12% of principal charged off for all Prosper Funding Notes, PMI Notes and PMI Borrower Loans originated as of December 31, 2013.

RISKS RELATED TO PROSPER FUNDING AND PMI, THE PLATFORM AND PROSPER FUNDING AND PMI’S ABILITY TO SERVICE THE PROSPER FUNDING NOTES

Arrangements for back-up servicing are limited. If PMI fails to maintain operations or the Administration Agreement is rejected or terminated (in bankruptcy or otherwise), you may experience a delay and increased cost in respect of your expected principal and interest payments on your Prosper Funding Notes, and Prosper Funding may be unable to collect and process repayments from borrowers.

If PMI were to become subject to a bankruptcy proceeding, PMI may have the right to assume or reject the Administration Agreement between Prosper Funding and PMI (or the loan servicing provisions thereof) because a bankruptcy court may disallow termination of the Administration Agreement (or the loan servicing provisions thereof). If PMI elected to continue to perform under the Administration Agreement (or the loan servicing provisions thereof) without expressly assuming it or elected to assume the Administration Agreement (or the loan servicing provisions thereof), PMI would continue to perform its servicing obligations with respect to the Prosper Funding Borrower Loans and the Prosper Funding Notes. If PMI were to continue as servicer during the pendency of its bankruptcy proceeding, depending on the facts and circumstances at the time, Prosper Funding would determine whether the creation of new Prosper Funding Borrower Loans would continue to be facilitated and new Prosper Funding Notes issued through the platform. If PMI elected to reject the Administration Agreement (or the loan servicing provisions thereof), or if PMI was in default in performing its obligations thereunder, and PMI was unable to cure such default, the loan servicing provisions of the Administration Agreement (and likely also the other provisions thereof) would be terminated. If the loan servicing provisions of the Administration Agreement are terminated for any reason, Prosper Funding would attempt to transfer the loan servicing obligations on the Prosper Funding Borrower Loans and Prosper Funding Notes to a third party pursuant to its contractual agreements with lender members.

Prosper Funding has entered into a back-up servicing agreement with a loan servicing company that is willing and able to transition servicing responsibilities from PMI. There can be no assurance, however, that this back-up servicer will be able to adequately perform the servicing of the outstanding Prosper Funding Borrower Loans and Prosper Funding Notes. If this back-up servicer assumes the servicing of the Prosper Funding Borrower Loans and Prosper Funding Notes, the back-up servicer may impose additional servicing fees, reducing the amounts available for payments on the Prosper Funding Notes. Additionally, transferring these servicing obligations to the back-up servicer, particularly if such transfer is made when PMI is in bankruptcy and already defaulting in performance of its obligations under the Administration Agreement, may result in delays in the processing of collections on Prosper Funding Borrower Loans and information with respect to amounts owed on Prosper Funding Borrower Loans or, if the platform becomes inoperable, may prevent the back-up servicer from servicing the Prosper Funding Borrower Loans and making principal and interest payments on the Prosper Funding Notes. If the back-up servicer is not able to service the Prosper Funding Borrower Loans and Prosper Funding Notes effectively, your ability to receive principal and interest payments on your Prosper Funding Notes may be substantially impaired, even if your portfolio of Prosper Funding Notes is well diversified and the corresponding Prosper Funding Borrower Loans are paying on schedule.

In addition, it is unlikely that the back-up servicer would be able to perform functions other than servicing the outstanding Prosper Funding Borrower Loans and Prosper Funding Notes. For instance, the back-up servicer likely would not be able to facilitate the creation of new Prosper Funding Borrower Loans through the platform, manage Prosper Funding’s marketing efforts or maintain the relationship with FOLIOfn Investments, Inc. necessary to ensure continued operation of the Note Trader Platform. Prosper Funding believes that it could find one or more other parties who could perform these and any other functions necessary to fully operate the platform in the absence of PMI. However, it could take some time to find another such party or parties who could perform the necessary functions and it could take such party or parties additional time to become comfortable with the operation of the platform.

Moreover, PMI owns and has not transferred to Prosper Funding ownership of the computer hardware that it uses to host and maintain the website or agreements with third parties relating to the hosting and maintenance of the website. Although PMI’s retention of such hardware and agreements should not bear on a bankruptcy court’s analysis of the legal separateness of PMI and Prosper Funding (or their respective assets and liabilities), the cessation of or substantial reduction of the day-to-day operations of PMI (because of or during its bankruptcy or otherwise) would materially impair and delay the ability of Prosper Funding or a back-up service provider to retrieve data and information in the possession of PMI and to operate the platform or elements thereof relevant to Prosper Funding Borrower Loan and Prosper Funding Note servicing.

Any such delay or impairment that did not affect existing Prosper Funding Note holders, because Prosper Funding or its back-up servicer proves able to continue servicing outstanding Prosper Funding Borrower Loans and Prosper Funding Notes, could nonetheless delay Prosper Funding’s ability to facilitate the creation of new Prosper Funding Borrower Loans and issue new Prosper Funding Notes through the platform, which could adversely affect Prosper Funding’s finances and customer relationships

Although Prosper Funding has been organized in a manner that is intended to minimize the likelihood that it will become subject to a bankruptcy proceeding, if this were to occur, the rights of the holders of the Prosper Funding Notes could be uncertain, and payments on the Prosper Funding Notes may be limited, suspended or stopped. The recovery, if any, of a holder on a Prosper Funding Note may therefore be substantially delayed and substantially less than the principal and interest due and to become due on the Prosper Funding Note.

Although Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it will become subject to a bankruptcy or similar proceeding, if this were to occur, the recovery, if any, of a holder of a Prosper Funding Note may be substantially delayed in time (for example, due to the imposition of a stay on payments by the bankruptcy court) and may be substantially less in amount than the principal and interest due and to become due on the Prosper Funding Note even if a Prosper Funding Note holder’s portfolio of Prosper Funding Notes is well diversified and the Prosper Funding Borrower Loans are paying on schedule. For example, Prosper Funding has structured its limited liability company agreement, and agreed to covenants in the Amended and Restated Indenture, that limit its activities in a manner that is intended to limit the possibility that it would voluntarily file for or could be required to file for bankruptcy. Among other things, Prosper Funding must receive the affirmative vote of its independent board members to file for bankruptcy. There is no guarantee, however, that its fee income from license fees and loan servicing fees will be sufficient to fund its contingent and other liabilities described above or that it will not enter into transactions that cause it to face solvency issues that ultimately could cause it to file for bankruptcy. Further, although Prosper Funding has granted the indenture trustee, for the benefit of the Prosper Funding Note holders, a security interest in all of the Prosper Funding Borrower Loans, all payments and proceeds it receives on the corresponding Prosper Funding Borrower Loans and in the bank account in which the Prosper Funding Borrower Loan payments are deposited, the holders of the Prosper Funding Notes would still be subject to the following risks associated with Prosper Funding’s insolvency, bankruptcy or a similar proceeding.

If Prosper Funding becomes subject to a bankruptcy or similar proceeding, borrowers may delay payments or cease making payments at all.

Borrowers may delay or suspend making payments to Prosper Funding because of the uncertainties occasioned by its becoming subject to a bankruptcy or similar proceeding, even if the borrowers have no legal right to do so, and such delay would reduce, at least for a time, the funds that might otherwise be available to pay the Prosper Funding Notes corresponding to those Prosper Funding Borrower Loans. In addition, the commencement of the bankruptcy or similar proceeding may, as a matter of law, prevent Prosper Funding from making regular payments on the Prosper Funding Notes, even if the funds to make such payments are available. Because the indenture trustee would be required to enforce its security interest in the Prosper Funding Borrower Loans in a bankruptcy or similar proceeding, the indenture trustee’s ability to make payments under the Prosper Funding Notes would be delayed, which may effectively reduce the value of any recovery that a holder of a Prosper Funding Note may receive (and no such recovery can be assured) by the time any recovery is available.

If Prosper Funding becomes subject to a bankruptcy or similar proceeding, interest accruing upon and following such bankruptcy or similar proceeding may not be paid.

In a bankruptcy or similar proceeding for Prosper Funding, interest accruing on the Prosper Funding Notes during the proceedings may not be part of the allowed claim of a holder of a Prosper Funding Note.  If the holder of a Prosper Funding Note receives a recovery on the Prosper Funding Note (and no such recovery can be assured), any such recovery may be based on, and limited to, the claim of the holder of the Prosper Funding Note for principal and for interest accrued up to the date of the bankruptcy or similar proceeding, but not thereafter.  Because a bankruptcy or similar proceeding may take months or years to complete, a claim based on principal and on interest only up to the start of the bankruptcy or similar proceeding may be substantially less than a claim based on principal and on interest through the end of the bankruptcy or similar proceeding.

If Prosper Funding becomes subject to a bankruptcy or similar proceeding a holder of a Prosper Funding Note may not have any priority right to payment from the corresponding Prosper Funding Borrower Loan, may not have any right to payment from funds in the deposit account, and may not have any ability to access funds in an FBO Funding account.

If Prosper Funding failed to perfect the security interest properly, you may be required to share the proceeds of the Prosper Funding Borrower Loan upon which your Prosper Funding Note is dependent for payment with Prosper Funding’s other creditors, including holders of other Prosper Funding Notes, PMI Note or Prosper Funding Borrower Loans. To the extent that proceeds of the corresponding Prosper Funding Borrower Loan would be shared with Prosper Funding’s other creditors, any secured or priority rights of such other creditors may cause the proceeds to be distributed to such other creditors before any distribution is made to you on your Prosper Funding Note.

If a payment is made on a Prosper Funding Borrower Loan corresponding to a Prosper Funding Note before Prosper Funding’s bankruptcy or similar proceeding is commenced, and those funds are held in the deposit account Prosper Funding maintains with Wells Fargo to collect borrower payments and have not been used by Prosper Funding to make payments on the Prosper Funding Note as of the date the bankruptcy or similar proceeding is commenced, there can be no assurance that Prosper Funding will or will be able to use such funds to make payments on the Prosper Funding Note. Other creditors of Prosper Funding (including holders of other Prosper Funding Notes, PMI Note or Prosper Funding Borrower Loans) may be deemed to have rights to such funds or interests in the deposit account and monies credited thereto that are equal to or greater than the rights of the holder of the Prosper Funding Note. See “Item 1. Business—Loan Servicing and Collection” for more information.

Although Prosper Funding believes that amounts funded by lender members into the FBO Funding accounts should not be subject to claims of its creditors other than the lender members for whose benefit the funds are held, the legal title to the FBO Funding accounts, and the attendant right to administer the FBO Funding accounts would be property of Prosper Funding’s bankruptcy estate. As a result, if Prosper Funding were to file for bankruptcy protection, the legal right to administer the funds in the FBO Funding accounts would vest with the bankruptcy trustee or debtor in possession. In that case, while neither Prosper Funding nor its creditors should be able to reach those funds, the indenture trustee or the lender members may have to seek a bankruptcy court order lifting the automatic stay and permitting them to withdraw their funds. Lender members may suffer delays in accessing their funds in the FBO Funding accounts as a result. Moreover, United States Bankruptcy Courts have broad powers at law and in equity and, if Prosper Funding has failed to properly segregate or handle lender members’ funds, a bankruptcy court could determine that some or all of such funds were beneficially owned by Prosper Funding and therefore that they became available to Prosper Funding’s creditors generally. See “Item 1. Business—Loan Servicing and Collection”” for more information.

In a bankruptcy or similar proceeding for Prosper Funding, the holder of a Prosper Funding Note may be delayed or prevented from enforcing Prosper Funding’s repurchase obligations.

In a bankruptcy or similar proceeding for Prosper Funding, any right of a holder of a Prosper Funding Note to require Prosper Funding to repurchase the Prosper Funding Note or indemnify the holder of the Prosper Funding Note under the circumstances set forth in the lender member agreement or Prosper Funding Note might not be enforceable, and such holder’s claim for such repurchase may be treated less favorably than a general unsecured obligation of Prosper Funding. For a discussion of the restrictions Prosper Funding has imposed upon itself and the formalities it has adopted under its organizational documents to minimize the likelihood of its becoming subject to a bankruptcy or similar proceeding, see “Item 1. Business—Information about Prosper Funding and Prosper Marketplace, Inc.”

Although Prosper Funding has been organized in a manner that is intended to prevent it from being substantively consolidated with PMI in the event of PMI’s bankruptcy, if Prosper Funding were substantively consolidated in this manner, the rights of the holders of the Prosper Funding Notes could be uncertain, and payments on the Prosper Funding Notes may be limited, suspended or stopped.  The recovery, if any, of a holder on a Prosper Funding Note may therefore be substantially delayed and substantially less than the principal and interest due and to become due on the Prosper Funding Note.

Although Prosper Funding has been organized and is operated in a manner that is intended to prevent it from being substantively consolidated with PMI in the event of PMI’s bankruptcy, if PMI became subject to a bankruptcy or similar proceeding and Prosper Funding were substantively consolidated with PMI, the risks described in the immediately preceding risk factors regarding (i) payment delays, (ii) uncollectability of interest accrued during the bankruptcy proceeding, (iii) being subordinated to the interests of Prosper Funding’s other creditors, and (iv) the indenture trustee’s inability to access funds in the deposit account or the FBO Funding accounts would all be present and, in addition, the same considerations would apply in relation to the claims of creditors of PMI, including that such creditors of PMI may be determined to have perfected security interests or unsecured claims that take precedence over or are at least equal in priority to those of creditors of Prosper Funding (including holders of Prosper Funding Notes).

In addition, in a bankruptcy or similar proceeding of PMI, (i) the implementation of back-up servicing arrangements may be delayed or prevented, and (ii) PMI’s ability to transfer its servicing obligations to a back-up servicer or its other corporate and platform administration services and marketing services to third parties may be limited and subject to the approval of the bankruptcy court or other presiding authority. The bankruptcy process may delay or prevent the implementation of back-up servicing, which may impair the collection of Prosper Funding Borrower Loans to the detriment of holders of the Prosper Funding Notes.

For a discussion of the restrictions Prosper Funding has imposed upon itself and the formalities it has adopted under its organizational documents and agreed to in the Amended and Restated Indenture to prevent its being substantively consolidated with PMI in the event of PMI’s bankruptcy, see “Item 1. Business—Information about Prosper Funding and Prosper Marketplace, Inc.”

PMI owns and did not transfer to Prosper Funding ownership of the computer hardware that it uses to host and maintain the website or agreements with third parties relating to the hosting and maintenance of the website. Although PMI’s retention of such hardware and agreements should not bear on a bankruptcy court’s analysis of the legal separateness of PMI and Prosper Funding (or their respective assets and liabilities), the cessation of or substantial reduction of the day-to-day operations of PMI (because of or during its bankruptcy or otherwise) would materially impair and delay the ability of Prosper Funding or a back-up service provider to retrieve data and information in the possession of PMI and to operate the platform or elements thereof relevant to Prosper Funding Borrower Loan and Prosper Funding Note servicing.

PMI, in its capacity as servicer, has the authority to waive or modify the terms of a Prosper Funding Borrower Loan without the consent of the Prosper Funding Note holders.

Pursuant to the Administration Agreement, PMI is obligated to use commercially reasonable efforts to service and collect the Prosper Funding Borrower Loans in accordance with industry standards. Subject to that obligation, the Administration Agreement grants PMI the authority to waive or modify any non-material term of a Prosper Funding Borrower Loan or consent to the postponement of strict compliance with any such term or in any manner grant a non-material indulgence to any borrower. In addition, if a Prosper Funding Borrower Loan is in default, or PMI determines default is reasonably foreseeable, or PMI determines such action is consistent with its servicing obligation, the Administration Agreement grants PMI the authority to waive or modify a material term of a Prosper Funding Borrower Loan, to accept payment of an amount less than the principal balance in final satisfaction of a Prosper Funding Borrower Loan and to grant any indulgence to a borrower, provided that PMI has reasonably and prudently determined that such action will not be materially adverse to the interests of the relevant Prosper Funding Note holders. If PMI approves a modification to the terms of any Prosper Funding Borrower Loan it must promptly notify the corresponding Prosper Funding Note holders by e-mail of the material terms of such modification and the effect such modification will have on their Prosper Funding Notes.

PMI faces a contingent liability for securities law violations in respect of PMI Borrower Loans sold to its lender members from inception until October 16, 2008.  This contingent liability may impair its ability to perform its obligations under the Administration Agreement.

PMI Borrower Loans sold to PMI’s lender members through PMI’s platform from November 2005 until October 16, 2008 may be viewed as involving an offering of securities that was not registered or qualified under federal or state securities laws. See Item 3. "Legal Proceedings" For more information.

As a result of PMI’s prior operations, a lender member who holds a PMI Borrower Loan originated on the platform prior to October 15, 2008 may be entitled to rescind her purchase and be paid the unpaid principal amount of her PMI Borrower Loan, plus statutory interest. PMI has not recorded an accrued loss contingency in respect of this contingent liability, although it intends to continue to monitor the situation. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation; however, the statute of limitations periods under state laws may extend for a longer period of time. Under the Administration Agreement, PMI is generally responsible for overseeing the operation of the platform on Prosper Funding’s behalf. If a significant number of PMI’s former lender members sought rescission, PMI’s ability to perform its obligations under the Administration Agreement may be adversely affected and, in such event, Prosper Funding’s ability to continue to make payments on the Prosper Funding Notes could be materially impaired.

PMI has incurred operating losses since inception and may continue to incur net losses in the future.

PMI has incurred operating losses since its inception and it may continue to incur net losses in the future. For the twelve months ended December 31, 2013 and 2012 PMI had negative cash flows from operations of $24,826 and $16,162, respectively. Additionally, from its inception through December 31, 2013, PMI had an accumulated deficit of $104,080.

PMI has financed its operations to date primarily with proceeds from the sale of equity securities. At December 31, 2013, PMI had approximately $18,339 in unrestricted cash and cash equivalents and short term investments. PMI is dependent upon raising additional capital or debt financing to fund its current operating plan. PMI’s failure to obtain sufficient debt and equity financing and, ultimately, to achieve profitable operations and positive cash flow from operations could adversely affect its ability to perform its obligations under the Administration Agreement and, in such event, Prosper Funding’s ability to continue to make payments on the Prosper Funding Notes could be materially impaired.

Prosper Funding and PMI both have limited operating histories.  As online companies in the early stages of development, Prosper Funding and PMI face increased risks, uncertainties, expenses and difficulties.

As the number of borrowers, lender members and Prosper Funding Borrower Loans originated on the platform increases, PMI will need to increase its facilities, personnel and infrastructure in order to accommodate the anticipated greater obligations on it under the Administration Agreement as the result of the anticipated greater servicing obligations and demands on the platform. PMI must constantly add new hardware and update its software and the platform, expand customer support services, and add new employees to maintain the operations of the platform as well as to satisfy its servicing obligations on the Prosper Funding Borrower Loans and the Prosper Funding Notes and its other obligations under the Administration Agreement. If PMI is unable to increase the capacity of the platform and maintain the necessary infrastructure to perform its duties under the Administration Agreement, Prosper Funding, or one or more other third-party service providers engaged by Prosper Funding, will have to perform the duties otherwise performed by PMI, and you may experience delays in receipt of payments on your Prosper Funding Notes and periodic downtime of the platform.

Prosper Funding is a new company and with a limited operating history.

Prosper Funding is a recently formed limited purpose vehicle with a limited operating history. On February 1, 2013, PMI made an additional capital contribution to Prosper Funding in excess of $3,000. Under the Administration Agreement, Prosper Funding is entitled to receive a license fee from PMI for granting PMI a non-exclusive, worldwide license to access and use the platform. The license fee is payable on the last business day of each month and shall equal the product of $150.00 (not in thousands) and the number of borrower listings posted on the platform on any given month, provided that on the last business day of each calendar year during the term of the license on or after 2013, PMI is obligated pay Prosper Funding an additional amount equal to zero or the difference, if positive, between $2,500 and the aggregate amounts paid through such date in respect of such monthly license fee amounts already paid through such date during such calendar year. In addition, Prosper Funding will earn servicing fees in relation to the servicing of the Prosper Funding Borrower Loans and Prosper Funding Notes that it will retain from collections on the Prosper Funding Borrower Loans. The licensing fees and servicing fees received by Prosper Funding are projected to substantially exceed the fees it will pay to PMI for services rendered by PMI under the Administration Agreement and its other current obligations pursuant to its agreements with other third parties. Prosper Funding believes this fee income will be sufficient to cover its reasonably anticipated obligations. While Prosper Funding believes that it will be adequately capitalized to meet its foreseeable obligations, and that its fee income will be sufficient to meet its ongoing operating costs, its financial resources will be limited and could prove to be insufficient. In addition, Prosper Funding has no employees and will rely on PMI, as servicer, or other third-party service providers, to perform most of its day-to-day operations. While Prosper Funding generally expects the platform to present the same risks it presented when PMI operated the platform, the lack of Prosper Funding’s own employees, its limited operating history, and capitalization that is less than that of PMI could make it more difficult for Prosper Funding to operate at a level that will be sustainable. Absent the services to be provided to Prosper Funding by PMI pursuant to the Administration Agreement, Prosper Funding’s risk management process, ability to predict loss rates and the general operation of the platform would have a thinner margin for error than does PMI.

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

Prosper Funding’s principal competitors include major banking institutions, credit unions, credit card issuers and other consumer finance companies, as well as other peer-to-peer lending platforms, including LendingClub.  Competition could result in reduced volumes, reduced fees or the failure of the platform to achieve or maintain more widespread market acceptance, any of which could harm Prosper Funding’s business.  In addition, in the future Prosper Funding may experience new competition including companies possessing large, existing customer bases, substantial financial resources and established distribution channels.  If any of these companies or any major financial institution decided to enter the peer-to-peer lending business, acquire one of Prosper Funding’s existing competitors or form a strategic alliance with one of Prosper Funding’s competitors, Prosper Funding’s ability to compete effectively could be significantly compromised and its operating results could be harmed.

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

To succeed, Prosper Funding must increase transaction volumes on the platform by attracting a large number of borrower and lender members in a cost-effective manner, many of whom have not previously participated in peer-to-peer lending. If Prosper Funding is not able to attract qualified borrowers and sufficient lender member purchase commitments, it will not be able to increase its transaction volumes. Prosper Funding believes that developing and maintaining awareness of its brand in a cost-effective manner is critical to achieving widespread acceptance of the platform and attracting new borrower and lender members. Furthermore, it believes that the importance of brand recognition will increase as competition in the peer-to-peer lending industry increases. Successful promotion of its brand will depend largely on the effectiveness of marketing efforts and the member experience on the platform. These brand promotion activities may not yield increased revenues. If Prosper Funding fails to successfully promote and maintain its brand, it may lose its existing members to competitors or be unable to attract new members, which would cause its revenue to decrease and may impair its ability to maintain the platform.

Prosper Funding and PMI are subject to extensive federal, state and local regulation that could adversely impact their ability to service the Prosper Funding Notes.

Prosper Funding and PMI are subject to extensive federal, state and local regulation, non-compliance with which could have a negative impact on their ability to service the Prosper Funding Notes, provide a trading market for the Prosper Funding Notes, or maintain the platform.

Additionally, PMI holds lending licenses, collections licenses or similar authorizations in 24 states, all of which have the authority to supervise and examine PMI’s activities. Prosper Funding holds a consumer lending license in 1 state, which has the authority to supervise and examine Prosper Funding’s activities.  Because Prosper Funding currently relies on PMI, pursuant to the Administration Agreement, to oversee the operation of the platform on its behalf, if PMI does not comply with applicable laws, PMI could lose one or more of these licenses or authorizations, which may have an adverse effect on Prosper Funding’s ability to continue to perform its servicing obligations or maintain the platform. See “Item 1. Government Regulation—Regulation and Consumer Protection Laws” for more information.

The Federal Fair Debt Collection Practices Act and similar state debt collection laws regulate debt collection practices by “debt collectors” and prohibit debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding consumer loans. While Prosper Funding obligates the collection agencies it uses to comply with applicable law in collecting Prosper Funding Borrower Loans (and PMI has sought and will seek to comply with such law when it undertakes direct collection activity in relation to Prosper Funding Borrower Loans and PMI Borrower Loans), it is possible that improper collection practices may occur that could adversely affect the collectability of particular Prosper Funding Borrower Loans originated through the platform or could result in financial penalties or operating restrictions being imposed on Prosper Funding or PMI that adversely affect their ability to operate or perform their respective payment and other obligations.

The proprietary technology that makes operation of the platform possible is not protected by any patents.  It may be difficult and costly for Prosper Funding to protect its intellectual property rights in relation thereto, or to continue to develop or obtain new technologies, which could adversely affect its ability to operate competitively.

On February 1, 2013, PMI transferred ownership of the platform, including the proprietary technology and all of the rights related to the operation of the platform, to Prosper Funding.  Prosper Funding’s ability to maintain the platform depends, in part, upon this proprietary technology.  Both Prosper Funding and PMI intend to vigorously protect proprietary interests in such technology.  Despite their best efforts, however, Prosper Funding or PMI may not protect the proprietary technology effectively, which would allow competitors to duplicate their products and adversely affect Prosper Funding and PMI’s ability to compete.  A third party may attempt to reverse engineer or otherwise obtain and use the proprietary technology without Prosper Funding’s consent.  In addition, the platform may infringe upon claims of third-party patents and Prosper Funding or PMI may face intellectual property challenges from such other parties.  Prosper Funding or PMI may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes.  Furthermore, the technology may become obsolete, and there is no guarantee that Prosper Funding will be able to successfully develop, obtain or use new technologies to adapt the platform to compete with other peer-to-peer lending platforms.  If Prosper Funding cannot protect the proprietary technology embodied in and used by the platform from intellectual property challenges, or if the platform becomes obsolete, its ability to maintain the platform and perform its servicing obligations could be adversely affected and, in such event, its ability to continue to make payments on the Prosper Funding Notes could be materially impaired.

Prosper Funding relies on a third-party commercial bank to process transactions.  If Prosper Funding is unable to continue utilizing these services, its business and ability to service the Prosper Funding Notes may be adversely affected.

Because Prosper Funding is not a bank, it cannot belong to or directly access the Automated Clearing House (ACH) payment network.  As a result, it currently relies on an FDIC-insured depository institution to process its transactions.  If Prosper Funding cannot continue to obtain such services from this institution or elsewhere, or if it cannot transition to another processor quickly, its ability to process payments will suffer and lender members’ ability to receive principal and interest payments on the Prosper Funding Notes will be delayed or impaired.

If the security of Prosper Funding’s lender members’ and borrower members’ confidential information stored in Prosper Funding or PMI’s systems is breached or otherwise subjected to unauthorized access, members’ secure information may be stolen, Prosper Funding and PMI’s reputations may be harmed, and they may be exposed to liability.

As with any entity with a significant Internet presence, Prosper Funding, PMI and the third party that PMI uses for website hosting occasionally have experienced cyber-attacks, attempts to breach their systems and other similar incidents, none of which have been successful.  The platform stores Prosper Funding’s lender members’ and borrower members’ bank information and other personally-identifiable sensitive data.  Any accidental or willful security breaches or other unauthorized access could cause members’ secure information to be stolen and used for criminal purposes.  Security breaches or unauthorized access to secure information could also expose Prosper Funding or PMI to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity.  If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the relevant software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any lender members’ or borrower members’ data, Prosper Funding’s relationships with its members will be severely damaged, and it (or PMI) could incur significant liability.  Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, Prosper Funding, PMI and PMI’s third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures.  In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data.  These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause Prosper Funding’s members to lose confidence in the effectiveness of its and PMI’s data security measures.  Any security breach, whether actual or perceived, would harm Prosper Funding and PMI’s reputations, and Prosper Funding could lose members.

Any significant disruption in service on the platform or in PMI’s computer systems could adversely affect PMI’s ability to perform its obligations under the Administration Agreement.

PMI’s ability to perform its obligations under the Administration Agreement could be materially and adversely affected by events outside of its control.  The satisfactory performance, reliability and availability of PMI’s technology and its underlying network infrastructure are important to Prosper Funding and PMI’s respective operations, level of customer service, reputation and ability to attract new members and retain existing members.  PMI’s system hardware is hosted in a hosting facility located in San Francisco, California, owned and operated by Digital Realty Trust.  PMI also maintains an off-site backup system located in Las Vegas, Nevada.  Digital Realty Trust does not guarantee that access to the platform or to PMI’s own systems will be uninterrupted, error-free or secure.  The operation of the platform and PMI’s operation of its own systems depend on Digital Realty Trust’s ability to protect the relevant systems in Digital Realty Trust’s facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity or other environmental concerns, computer viruses or other attempts to harm them, criminal acts and similar events.  If PMI’s arrangement with Digital Realty Trust is terminated, or there is a lapse of service or damage to Digital Realty Trust’s facilities, PMI could experience interruptions in providing its services under the Administration Agreement, Prosper Funding could experience interruptions in the operations of the platform, and both could experience delays and additional expense in arranging new facilities.  Any interruptions or delays in PMI’s performance of its services or in the functioning of and accessibility of the platform, whether as a result of Digital Realty Trust or other third-party error, PMI’s error, natural disasters or security breaches, whether accidental or willful, could harm Prosper Funding’s relationships with its members and its reputation.  Additionally, in the event of damage or interruption, PMI’s insurance policies may not be sufficient for PMI to adequately compensate Prosper Funding for any losses that it may incur.  PMI’s disaster recovery plan has not been tested under actual disaster conditions, and PMI may not have sufficient capacity to recover all data and services in the event of an outage at the Digital Realty Trust facility.  These factors could prevent PMI from processing or posting payments on the Prosper Funding Borrower Loans or the Prosper Funding Notes, damage Prosper Funding’s brand and reputation, divert the attention of PMI’s employees, reduce Prosper Funding’s revenue, subject PMI or Prosper Funding to liability and cause members to abandon the platform, any of which could adversely affect PMI and Prosper Funding’s respective businesses, financial condition and results of operations.

The platform may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

The platform may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.  If a “hacker” were able to infiltrate the platform, members would be subject to the increased risk of fraud or borrower identity theft and may experience losses on, or delays in the recoupment of amounts owed on, a fraudulently induced purchase of a Prosper Funding Note.  Additionally, if a hacker were able to access Prosper Funding or PMI’s secure files, he or she might be able to gain access to members’ personal information.  While Prosper Funding and PMI have taken steps to prevent such activity from affecting the platform, if they are unable to prevent such activity, the value of your investment in the Prosper Funding Notes could be adversely affected.

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

In addition, PMI invests significant time and expense in training its employees, which increases their value to competitors who may seek to recruit them. If PMI fails to retain its employees, it could incur significant expenses in hiring and training their replacements and the quality of its services and its ability to serve borrower and lender members could diminish, resulting in a material adverse effect on its ability to perform its obligations under the Administration Agreement and, in such event, Prosper Funding’s ability to continue to make payments on the Prosper Funding Notes could be materially impaired.

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

Purchasers of Prosper Funding Notes will have no control over Prosper Funding or PMI and will not be able to influence their corporate matters.

Prosper Funding is not offering and will not offer equity interests in its company. Lender members who purchase Prosper Funding Notes offered through the platform will have no equity interest in Prosper Funding or in PMI and no ability to vote on or influence their decisions. As a result, PMI, which owns all of Prosper Funding’s outstanding equity interests, will continue to have sole control over Prosper Funding’s governance matters, subject to the presence of Prosper Funding’s independent directors, whose consent will be required before Prosper Funding can take certain extraordinary actions, and subject to the limitations specified in Prosper Funding’s organizational documents and the Amended and Restated Indenture. See “Item 1. Business—Information About Prosper Funding and Prosper Marketplace, Inc.” for more information.

Individuals who make misrepresentations or omissions in violation of the securities laws of the State of Washington when posting comments on the platform may be subject to sellers’ liability under the Securities Act of Washington.

Prosper Funding permits its members and loan applicants to post certain comments on the platform. Individuals who make misrepresentations or omissions in violation of section 21.20.010 of the Securities Act of Washington when posting such comments may be subject to sellers’ liability under the Securities Act of Washington. Neither Prosper Funding nor PMI monitors the comments posted on the platform for statements that might violate the securities laws of the State of Washington.

Events beyond Prosper Funding and PMI’s control may damage their ability to maintain adequate records, maintain the platform or perform the servicing obligations.  If such events result in a system failure, your ability to receive principal and interest payments on the Prosper Funding Notes would be substantially harmed.

If a catastrophic event resulted in a platform outage and physical data loss, Prosper Funding’s ability (and PMI’s ability as servicer under the Administration Agreement) to perform its servicing obligations would be materially and adversely affected.  Such events include, but are not limited to, fires, earthquakes, terrorist attacks, natural disasters, computer viruses and telecommunications failures.  In addition, PMI is responsible for storing back-up records related to the operation of the platform in offsite facilities located in San Francisco, California and Las Vegas, Nevada.  If PMI’s electronic data storage and back-up data storage system are affected by such events, Prosper Funding’s ability (and PMI’s ability as servicer under the Administration Agreement) to perform its servicing obligations could be materially and adversely affected.  In the event of any platform outage or physical data loss described in this paragraph, Prosper Funding cannot guarantee that you would be able to recoup your investment in the Prosper Funding Notes.

Prosper Funding is an “emerging growth company” under the JOBS Act of 2012, and it cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make the Prosper Funding Notes less attractive to investors.

Prosper Funding is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, it is eligible for certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Prosper Funding will remain an emerging growth company until the earliest of: (i) the first fiscal year after it has revenue in excess of $1,000,000, (ii) the beginning of the sixth fiscal year after its first registered sale of common equity securities in an initial public offering, (iii) the date upon which it has issued in excess of $1,000,000 of non-convertible debt during the previous three-year period, or (iv) the date on which it would be deemed a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Prosper Funding cannot predict if investors will find the Prosper Funding Notes less attractive because it may rely on these exemptions.

Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, Prosper Funding has elected to “opt out” of this extended transition period, and as a result, it will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-“emerging growth companies.” Its decision to opt out of the extended transition period is irrevocable.

RISKS RELATING TO COMPLIANCE AND REGULATION

The platform represents a novel approach to borrowing and lending that may fail to comply with federal and state securities laws, borrower protection laws, such as state lending laws, federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Fair Debt Collection Practices Act, and the state counterparts to such consumer protection laws.  Borrowers may dispute the enforceability of their obligations under borrower or consumer protection laws after collection actions have commenced, or otherwise seek damages under these laws.  Lender members may attempt to rescind their Prosper Funding Note purchases under securities laws.  Compliance with such regulatory regimes is also costly and burdensome.

The platform represents a novel program that must comply with regulatory regimes applicable to consumer credit transactions as well as with regulatory regimes applicable to securities transactions.  The novelty of the platform means compliance with various aspects of such laws is untested.  Certain state laws generally regulate interest rates and other charges and require certain disclosures, and also require licensing for certain activities.  In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of Prosper Funding Borrower Loans on the platform.  The platform is also subject to other laws, such as:

·	the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of their loans;

·	the Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act;

·	the Federal Fair Credit Reporting Act, which regulates the use and reporting of information related to each applicant’s credit history;

·	the Federal Fair Debt Collection Practices Act, which regulates debt collection practices by “debt collectors” and prohibits debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding consumer loans;

·	state counterparts to the above consumer protection laws; and

·	state and federal securities laws, which require that any non-exempt offers and sales of the Securities be registered.

Prosper Funding and PMI may not always be in compliance with these laws. Borrowers may make counterclaims regarding the enforceability of their obligations under borrower or consumer protection laws after collection actions have commenced, or otherwise seek damages under these laws. Lender members may attempt to rescind their Prosper Funding Note purchases under securities laws, and Prosper Funding or PMI’s failure to comply with such laws could also result in civil or criminal liability. For example, in 2010 and 2011 PMI failed to timely renew its applications to offer and sell PMI Notes in several states, resulting in $76 in penalties in five states, and the repurchase of $22 of PMI Notes from Florida residents pursuant to a rescission offer. Compliance with these requirements is also costly, time-consuming and limits operational flexibility. See “Item 1. Government Regulation—Regulation and Consumer Protection Laws” for more information.

Noncompliance with laws and regulations may impair PMI’s ability to facilitate the origination of or service Prosper Funding Borrower Loans.

Generally, failure to comply with applicable laws and regulatory requirements may, among other things, limit Prosper Funding’s, PMI’s or a collection agency’s ability to collect all or part of the principal amount of or interest on the Prosper Funding Borrower Loans on which the Prosper Funding Notes are dependent for payment. In addition, non-compliance could subject Prosper Funding or PMI to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm Prosper Funding’s business and ability to maintain the platform and may result in borrowers rescinding their Prosper Funding Borrower Loans.

Where applicable, Prosper Funding and PMI seek to comply with state lending, servicing and similar statutes. In all U.S. jurisdictions with licensing or other requirements that Prosper Funding and PMI believe may be applicable to the platform, Prosper Funding and PMI have obtained any necessary licenses or comply with the relevant requirements. Nevertheless, if Prosper Funding or PMI are found to not comply with applicable laws, Prosper Funding or PMI could lose one or more of their licenses or face other sanctions, which may have an adverse effect on PMI’s ability to continue to facilitate the origination of Prosper Funding Borrower Loans through the platform, and on Prosper Funding or PMI’s ability to perform servicing obligations or make the platform available to borrowers in particular states, which may impair your ability to receive the payments of principal and interest on your Prosper Funding Notes that you expect to receive. See “Item 1. Government Regulation—Regulation and Consumer Protection Laws—State and Federal Laws and Regulations” for more information.

Prosper Funding and PMI rely on agreements with WebBank, pursuant to which WebBank originates loans to qualified borrower members on a uniform basis throughout the United States and sells and assigns those loans to Prosper Funding. If Prosper Funding and PMI’s relationships with WebBank were to end, Prosper Funding may need to rely on individual state lending licenses to originate Prosper Funding Borrower Loans.

Prosper Funding Borrower Loan requests take the form of an application to WebBank submitted through the platform. WebBank currently makes all loans to borrowers through the platform, which allows the platform to be available to borrowers on a uniform basis throughout the United States. If Prosper Funding and PMI’s relationship with WebBank were to end or if WebBank were to cease operations, Prosper Funding may need to rely on individual state lending licenses to originate Prosper Funding Borrower Loans. Because Prosper Funding currently possesses only one state lending license, it might be forced to limit the rates of interest charged on Prosper Funding Borrower Loans in some states and it might not be able to originate loans in some states altogether. It also may face increased costs and compliance burdens if the agreements with WebBank are terminated.

Several lawsuits have sought to recharacterize certain loan marketers and other originators as lenders. If litigation or a regulatory enforcement action on similar theories were successful against Prosper Funding or PMI, Prosper Funding Borrower Loans originated through the platform could be subject to state consumer protection laws and licensing requirements in a greater number of states.

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

Nevertheless, if Prosper Funding or PMI were recharacterized as the lender of Prosper Funding Borrower Loans, such a recharacterization could render those loans voidable or unenforceable in whole or in part. In addition, Prosper Funding and PMI could be subject to claims by borrowers, as well as enforcement actions by regulators. Even if Prosper Funding or PMI were not required to cease doing business with residents of certain states or to change their business practices to comply with applicable laws and regulations, they could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on them. To date, no actions have been taken or threatened against Prosper Funding or PMI on the theory that either has engaged in unauthorized lending. However, such actions could have a material adverse effect on Prosper Funding or PMI’s businesses.

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

The Investment Company Act of 1940, or the “Investment Company Act,” contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. Prosper Funding and PMI believe each has conducted its business in a manner that does not result in being characterized as an investment company. If, however, Prosper Funding is deemed to be an investment company under the Investment Company Act, it may be required to institute burdensome compliance requirements and its activities may be restricted, which would materially adversely affect its business, financial condition and results of operations. Any determination that PMI is an investment company under the Investment Company Act similarly could impair its ability to perform its obligations under the Administration Agreement and thereby impair Prosper Funding’s ability to make payments on the Prosper Funding Notes. If Prosper Funding or PMI were deemed to be an investment company, Prosper Funding or PMI may also attempt to seek exemptive relief from the SEC, which could impose significant costs and delays on their businesses.

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

PMI’s former automated plan system allowed lender members to create their own automated bidding plans.  By creating such a plan, a lender member could have bids placed automatically on her behalf on loan listings that met loan criteria selected by her. In creating an automated bidding plan, the member could design those criteria herself, use a group of model criteria selected by PMI, or customize one of those groups of model criteria as she saw fit.   Each automated bidding plan consisted of a group of loan criteria, such as loan amount, minimum yield percentage, Prosper Rating, income and employment characteristics, and debt-to-income ratio. That group of criteria was divided into sub-groups, each of which were referred to as a “slice.”  The specific loans on which the lender member bid through her automated bidding plan were determined by the criteria in each of her plan slices.  If a loan listing was posted that satisfied all of the criteria in any one of her plan slices, a bid would automatically be placed on the listing on her behalf.

On July 6, 2011, PMI replaced the former automated plan system with a new loan search tool called Quick Invest. Under Quick Invest, lender members are no longer able to create automated plans and instead must identify Prosper Funding Notes that meet their investment criteria. A lender using Quick Invest is asked to indicate (i) the Prosper Rating or Ratings she wishes to use as search criteria, (ii) the total amount she wishes to invest, and (iii) the amount she wishes to invest per Prosper Funding Note. Quick Invest then compiles a basket of Prosper Funding Notes for her consideration that meet her search criteria. If the pool of Prosper Funding Notes that meet her criteria exceeds the total amount she wishes to invest, Quick Invest selects Prosper Funding Notes from the pool based on how far the listings corresponding to the Prosper Funding Notes have progressed through the loan verification process, i.e., Prosper Funding Notes from the pool that correspond to listings for which the loan verification process has been completed will be selected first. If the pool of Prosper Funding Notes that meet the lender member’s criteria and for which the loan verification process has been completed still exceeds the amount she wishes to invest, Quick Invest selects Prosper Funding Notes from that pool based on the principle of first in, first out, i.e., the Prosper Funding Notes from the pool with the corresponding listings that were posted on the website earliest will be selected first. If the member’s search criteria include multiple Prosper Ratings, Quick Invest divides her basket into equal portions, one portion representing each Prosper Rating selected. To the extent available Prosper Funding Notes with these Prosper Ratings are insufficient to fill the lender’s order, the lender member is advised of this shortfall and given an opportunity either to reduce the size of her order or to modify her search criteria to make her search more expansive. The Auto Quick Invest feature allows lender members (i) to have Quick Invest searches run on their designated criteria automatically each time new listings are posted on the platform, and (ii) to place bids on any Prosper Funding Notes identified by each such search. See “Item 1. Business—How to Bid to Purchase Prosper Funding Notes—Quick Invest” for more information.

Since the Prosper Funding Notes purchased through Quick Invest are the same as Prosper Funding Notes purchased manually, they present the same risks of non-payment as all Prosper Funding Notes that may be purchased through the platform. For example, there is a risk that a Prosper Funding Borrower Loan or PMI Borrower Loan identified through an automated plan or Quick Invest may become delinquent or default, and the estimated return and estimated loss for that loan individually, or the estimated loss or return for the plan or the basket of Prosper Funding Notes or PMI Notes selected by Quick Invest as a whole, may not accurately reflect the actual return or loss on such loan. If this were to occur, a lender member who purchased a PMI Note through an automated plan or Quick Invest could pursue a claim against PMI in connection with its representations regarding the performance of the PMI Borrower Loans bid upon through the plan or Quick Invest, and a lender member who purchases a Prosper Funding Note from Prosper Funding through Quick Invest could pursue a claim against Prosper Funding in connection with its representations regarding the performance of the Prosper Funding Borrower Loans bid upon through Quick Invest. A lender member could pursue such a claim under various antifraud theories under federal and state securities law. In addition, the SEC or a lender member may take the position that the plans created pursuant to the automated bidding plan model involved the offer and sale of a separate security. Since PMI did not register the automated bidding plans as separate securities, such a claim, if successful, could give lender members who invested in PMI Notes through such plans a rescission right under state or federal law and possibly subject PMI to civil fines or criminal penalties under federal or state law. If such a theory were sustained, PMI could be liable for sales through automated bidding plans that took place prior to July 6, 2011. To date, no actions have been taken or threatened against PMI on this theory. However, such actions could have a material adverse effect on PMI’s business.

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

Prosper Funding and PMI’s respective businesses are subject to federal and state securities laws that may limit the kinds of activities in which Prosper Funding and PMI may engage and the manner in which they engage in such activities.  For example, changes to the manner in which Prosper Funding offers and sells Prosper Funding Notes or other securities on the platform could be viewed by the SEC or a state securities regulator as involving the creation or sale of new, unregistered securities.  In such circumstances, the failure to register such securities could subject Prosper Funding and PMI to liability and the amount of such liability could be meaningful.  In addition, PMI previously entered into a settlement with the SEC and consented to the entry of a Cease and Desist order that requires PMI to cease and desist from committing or causing any violations or any future violations of the securities laws.  Failure to comply with that order could result in material civil or criminal liability, which could materially adversely affect PMI’s business and Prosper Funding’s offering of Prosper Funding Notes.

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

On July 13, 2009, PMI commenced a continuous public offering of up to $500,000 in principal amount of the PMI Notes pursuant to a registration statement on Form S-1 (Registration Statement No. 333- 147019). The offering was a continuous offering and was declared effective by the SEC on July 10, 2009. From July 13, 2009 to January 31, 2013, PMI sold $273,961 in principal amount of PMI Notes at 100% of their principal amount. The PMI Notes were offered only through the website, and there were no underwriters or underwriting discounts. During the period from July 13, 2009 to January 31, 2013, PMI incurred estimated expenses of approximately $4,862 in connection with the offering, none of which were paid by PMI to its directors, officers, persons owning 10% or more of any class of PMI's equity securities or affiliates. As set forth in the prospectus for such offering, PMI used the proceeds of each series of PMI Notes to fund a corresponding PMI Borrower Loan designated by the lender members purchasing such series of PMI Notes. None of the proceeds from the PMI Notes were paid by PMI to its directors, officers, affiliates or persons owning 10% or more of any class of PMI’s equity securities.

PMI does not have publicly traded equity securities. At December 31, 2013, there were approximately 234 holders of record of PMI’s common stock. PMI has not paid cash dividends since inception, and does not anticipate paying cash dividends in the foreseeable future.

During the year ended December 31, 2013, PMI granted warrants to acquire 2,460 shares of PMI’s common stock at an exercise price of $0.10 per share.  These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.

During the year ended December 31, 2013, PMI issued 820 shares of common stock upon the exercise of warrants for an aggregate exercise price of $8.20.  These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.

On February 1, 2013, Prosper Funding and PMI commenced a continuous public offering pursuant to a registration statement on Form S-1 (Registration Statement Nos. 333-179941 and 333-179941-01).  The offering covers the issuance by Prosper Funding of up to $500,000 in principal amount of Prosper Funding Notes.  Each Prosper Funding Note comes attached with a PMI Management Right issued by PMI. The offering is a continuous offering and was declared effective by the SEC on December 27, 2012. From February 1, 2013 to December 31, 2013, Prosper Funding sold $621,578 in principal amount of Prosper Funding Notes at 100% of their principal amount. The Prosper Funding Notes were offered only through the website, and there were no underwriters or underwriting discounts. During the period from February 1, 2013 to December 31, 2013, Prosper Funding incurred estimated expenses of approximately $4,862 in connection with the offering, none of which were paid by Prosper Funding to its directors, officers, affiliates or persons owning 10% or more of Prosper Funding’s equity interests. As set forth in the prospectus for the offering, Prosper Funding is using the proceeds of each series of Prosper Funding Notes issued to fund a corresponding Borrower Loan through the platform.  None of the proceeds from the Prosper Funding Notes were paid by Prosper Funding to its directors, officers, affiliates or persons owning 10% or more of Prosper Funding’s equity interests.

Item 6.	Selected Financial Data

Not applicable.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

PROSPER MARKETPLACE, INC.

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with PMI's historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and PMI's actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. In this MD&A, the unsecured, consumer loans originated through the platform, which are referred to elsewhere in this Annual Report as “PMI Borrower Loans” and “Prosper Funding Borrower Loans”, are referred to collectively as “Borrower Loans”, and the borrower payment dependent notes issued through the platform, which are referred to elsewhere in this Annual Report as “PMI Notes” and “Prosper Funding Notes”, are referred to collectively as “Notes”, which is consistent with the manner of presentation in the financial statements included in this Annual Report.

Overview

PMI developed and began operating the platform in 2006, which permitted borrower members to apply for Borrower Loans and lender members to purchase Notes, the proceeds of which facilitated the funding of Borrower Loans. In February 2012, PMI formed Prosper Funding to hold Borrower Loans and issue Notes. Prosper Funding has been organized to operate in a manner that is intended to minimize the likelihood that Prosper Funding would be substantively consolidated with PMI in a bankruptcy proceeding. PMI is the sole equity member of Prosper Funding. Prosper Funding commenced operations on February 1, 2013.

On February 1, 2013, PMI transferred ownership of the platform, including all of the rights related to the operation of the platform as well as all then-outstanding Borrower Loans, to Prosper Funding. Beginning February 1, 2013, all Notes issued and sold through the platform are issued, sold and serviced by Prosper Funding. At that same time, Prosper Funding assumed all of PMI’s obligations with respect to all then-outstanding Notes. Pursuant to an Administration Agreement between PMI and Prosper Funding, PMI manages all aspects of the platform on behalf of Prosper Funding. Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the platform, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the making of related Borrower Loans by WebBank and the funding of such Borrower Loans by WebBank. In this Annual Report, any actions taken by PMI pursuant to the Loan Account Program Agreement or the Administration Agreement are described as actions taken by PMI, in spite of the fact that such actions are being taken by PMI on behalf of WebBank or Prosper Funding, respectively.

The platform enables borrower members to request and obtain Borrower Loans by posting listings on the platform indicating the principal amount of the desired loan. PMI assigns a Prosper Rating consisting of letter grades, based in part on the borrower’s credit score, to each member who requested a Borrower Loan. Borrower members’ Prosper Rating, credit score range, debt-to-income ratios and other credit data are displayed with their listings and are available for viewing by lender members on an anonymous basis.

Listings are allocated to one of two lender member funding channels: (i) the Note Channel allows lender members to commit to purchase Notes from Prosper Funding, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the Whole Loan Channel allows lender members to commit to purchase 100% of a Borrower Loan directly from Prosper Funding. Each time PMI posts a group of listings on the platform, it determines the relative proportions of such listings that will be allocated to the Note Channel and the Whole Loan Channel, respectively, based on PMI’s estimate of the relative overall purchase demand in each channel. PMI then uses a random allocation methodology to allocate individual listings between the two channels based on those proportions.  PMI currently posts listing on the platform twice per day on weekdays and once per day on weekends, although the frequency with which PMI posts listings may change in the future.  If a listing is not funded through the Whole Loan Channel within the first hour after its posting, the listing will be removed from the Whole Loan Channel and posted to the Note Channel for the remainder of its listing period. Such listing will include a designation indicating that the listing came from the Whole Loan Channel. The Whole Loan Channel was launched in April 2013 and is only available to certain institutional investor lender members approved by PMI that meet the definition of an accredited investor under Regulation D under the Securities Act of 1933, as amended. The Whole Loan Channel is an important and growing part of Prosper Funding’s business. Lender members who participate in the Whole Loan Channel are required to enter into loan purchase and loan servicing agreements with Prosper Funding that specify the parties’ rights and obligations with regard to the sale of Borrower Loans through the Whole Loan Channel and which name Prosper Funding as the servicer of such Borrower Loans.

All Borrower Loans are made by WebBank, an FDIC-insured, Utah-chartered industrial bank, and sold to Prosper Funding. WebBank sells the loan to Prosper Funding, without recourse to WebBank, in exchange for the principal amount of the Borrower Loan. WebBank does not have any obligation to any purchasers of Notes, or Borrower Loans. PMI verifies the identity of 100% of borrowers using a variety of methods including credit bureau data, other electronic data sources and offline documentary procedures. PMI verifies income and/or employment on a subset of borrowers based on a proprietary algorithm. The intention of the algorithm is to verify income or employment in cases where the self-reported income of the borrower is highly determinative of the borrower’s risk rating.

PMI derives operating revenue from fees paid by WebBank under the Loan Account Program Agreement. Upon funding a Borrower Loan, WebBank charges the borrower an origination fee equal to a specified percentage of the principal amount of such Borrower Loan. WebBank, in turn, pays PMI amounts equal to the origination fees as compensation for PMI’s loan origination activities on WebBank’s behalf. Prior to February 1, 2013, PMI also derived revenue from charging lender members a servicing fee on Notes, which was equal to an annualized percentage of the outstanding principal balance of the corresponding Borrower Loan, which PMI deducted from payments on the Borrower Loans.

Since February 1, 2013, following transfer of the platform from PMI to Prosper Funding, PMI no longer earns servicing fees. Instead, PMI derives revenue from the fees it receives from Prosper Funding for the services it provides pursuant to the Administration Agreement.

PMI has a limited operating history and has incurred net losses since its inception. PMI’s net loss was $27,181 and $16,110 for the years ended December 31, 2013 and 2012, respectively. Historically, PMI earned revenues primarily from borrower origination fees, non-sufficient funds fees and lender member service fees. As of February 1, 2013, PMI began earning revenues primarily from origination fees and the fees it receives from Prosper Funding for the services it provides pursuant to the Administration Agreement. PMI has funded its operations primarily with proceeds from equity financings, which are described below under “Liquidity and Capital Resources.”

PMI’s operating plan calls for a continuation of the current strategy of increasing transaction volume on the platform to increase revenue until PMI reaches profitability and becomes cash-flow positive.  As of December 31, 2013, the platform had facilitated approximately 101,000 Borrower Loans since its launch, totaling an aggregate principal amount of approximately $801,000.

Trends and Uncertainties

The peer-to-peer lending industry remains a very innovative and unique industry, and the application of federal and state laws in areas such as securities and consumer finance to the industry is still evolving. PMI will continue to monitor this evolution actively in order to identify and respond quickly to any legislative or regulatory developments that may affect the platform.

During 2013, the platform’s origination volume increased consistently in terms of both units and total dollar amounts. PMI hopes to continue this trend of growth as the platform’s borrower and lender member bases continue to strengthen and become more familiar with the platform. Over time, PMI expects the platform’s lender member base to grow as the platform gains more exposure to potential lender members and the Notes and Borrower Loans are established as a viable investment alternatives.

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

PMI’s financial instruments consist principally of cash and cash equivalents, restricted cash, short term investments, receivables, loans held for investment, Borrower Loans and corresponding Notes, accounts payable and accrued liabilities.

The estimated fair values of cash, cash equivalents, restricted cash, accounts payable, and accrued liabilities approximate their carrying values because of their short-term nature. Short term investments, loans held for investment, Borrower Loans, and Notes are accounted for on a fair value basis. For additional information and discussion regarding PMI’s significant accounting policies surrounding fair value measurement, see Note 2, Note 5 and Note 6 to the consolidated financial statements included elsewhere in this Annual Report.

Borrower Loans and Notes

On July 13, 2009, PMI implemented the operating structure it employed through January 31, 2013 and began issuing Notes. That operating structure resulted in PMI purchasing loans from WebBank and holding the loans until maturity. PMI also issued new securities, the Notes, to the winning lender members in connection with that operating structure. PMI’s obligation to repay the Notes was conditioned upon the repayment of the associated Borrower Loan owned by PMI. As a result of those changes, PMI carried the Borrower Loans and the Notes on its balance sheet as assets and liabilities, respectively.

In conjunction with that operating structure, PMI adopted the provisions of ASC Topic 825, Financial Instruments. ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. PMI applies the provisions of ASC Topic 825 to Borrower Loans and Notes. The aggregate fair value of the Borrower Loans and Notes were reported as separate line items in the assets and liabilities sections of the balance sheet using the methods described in ASC Topic 820.

PMI determines the fair value of the Borrower Loans and Notes in accordance with the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As observable market prices are not available for the  Borrower Loans and Notes PMI held or for similar assets and liabilities, PMI believes the Borrower Loans and Notes should be considered Level 3 financial instruments under ASC Topic 820. ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Overall, if the fair value of the Borrower Loans held by PMI that were funded through the Note Channel decrease or increase due to any changes in PMI’s assumptions, there will also be a corresponding decrease or increase in the fair value of the linked Notes. As a result, the effect on PMIs earnings of adverse changes in key assumptions would be mitigated.

As PMI receives scheduled payments of principal and interest on the Borrower Loans it holds that were funded through the Note Chanel, PMI in turn makes principal and interest payments on the corresponding and Notes. These principal payments reduce the carrying value of those Borrower Loans and Notes. If PMI does not receive payments on any such Borrower Loan, PMI is not obligated to and does not make payments on the corresponding Notes. The aggregate fair value of a group of Notes corresponding to a particular Borrower Loan is approximately equal to the fair value of that Borrower Loan, less the service fee. If the fair value of the Borrower Loan decreases due to changes in PMI’s expectations regarding the likelihood of default or the amount of loss in the event of default, there will also be a corresponding decrease in the aggregate fair value of the related Notes (an unrealized aggregate gain related to the Notes and an unrealized loss related to the Borrower Loan).

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at December 31, 2013 for Borrower Loans and Notes are presented in the following table:

	Borrower Loans		Notes
Discount rate assumption:	9.77	%*	9.77	%*
Resulting fair value from:
100 basis point increase	$222,989		$220,362
200 basis point increase	220,363		217,756

Resulting fair value from:
100 basis point decrease	$228,465		$225,784
200 basis point decrease	231,282		228,560

Default rate assumption:	7.2	%*	7.2	%*
Resulting fair value from:
10% higher default rates	$223,233		$220,620
20% higher default rates	220,039		217,439

Resulting fair value from:
10% lower default rates	$228,151		$225,477
20% lower default rates	230,554		227,866

* Represents weighted average assumptions considering all Prosper Ratings.

Overall, if the fair value of the Borrower Loans decrease or increase due to any changes in PMI’s assumptions, there will also be a corresponding decrease or increase in the fair value of the linked Notes. As a result, the effect on PMI’s earnings of adverse changes in key assumptions is mitigated.

As PMI receives scheduled payments of principal and interest on Borrower Loans originated through the Note Channel, it in turn makes principal and interest payments on the corresponding Notes. These principal payments reduced the carrying value of the Borrower Loans and Notes. If PMI does not receive payments on any such Borrower Loan, it is not obligated to and does not make payments on the related Notes. The aggregate fair value of a group of Notes corresponding to a particular Borrower Loan is approximately equal to the fair value of that Borrower Loan, less the service fee. If the fair value of the Borrower Loan decreases due to changes in PMI’s expectation regarding the likelihood of default of the loan or the amount of loss in the event of default, there is also a corresponding decrease in the aggregate fair value of the Notes (an unrealized aggregate gain related to the Notes and an unrealized loss related to the corresponding Borrower Loan).

For additional information and discussion, see Note 2 and Note 6 to the consolidated financial statements included elsewhere in this Annual Report.

Results of Operations

Revenues

Origination Fees

WebBank charges borrowers an origination fee equal to a specified percentage of the aggregate principal balance of each Borrower Loan based on Prosper Rating and loan term. WebBank, in turn, pays PMI amounts equal to those fees as compensation for its marketing and underwriting activities.

Prior to April 2012, there was an origination fee of 0.50% for Borrower Loans with a Prosper Rating of AA, 3.95% for Borrower Loans with a Prosper Rating of A or B and 4.95% for Borrower Loans with a Prosper Rating of C through HR. In April 2012, this fee schedule was updated as follows to consider the term of a loan:

	Jan – Apr 2012	Apr 2012 – May 2013
Prosper Rating	All Loans	1 Year Loan *	3 Year Loan	5 Year Loan
AA	0.50%	0.50%	1.95%	4.95%
A	3.95%	1.95%	3.95%	4.95%
B	3.95%	2.95%	4.95%	4.95%
C – HR	4.95%	3.95%	4.95%	4.95%

* In April 2013,  1 year loans were discontinued.

In May 2013, the origination fee schedule was updated as follows:

	May 2013 – December 2013
Prosper Rating	3 Year Loan	5 Year Loan
AA	1.00% - 1.95%	1.95% - 4.95%
A	3.95%	4.95%
B	4.95%	4.95%
C – HR	4.95%	4.95%

Origination fees for the years ended December 31, 2013 and 2012 were $16,471 and $6,918, respectively, representing an increase of $9,553, or 138%, which was primarily due to higher origination volume through the platform during 2013.

Origination Volume

From inception through December 31, 2013, a total of 1,908 Borrower Loans, totaling $800,715, were originated through the platform.

During the fourth quarter ended December 31, 2013, 14,054 Borrower Loans totaling $155,844 were originated through the platform, compared to 4,425 Borrower Loans totaling $37,027 originated during the fourth quarter of 2012. This represented a “unit” or loan, increase of 217.6% and a dollar increase of 320.9% . 33,912 Borrower Loans totaling $357,438 were originated through the platform during 2013 as compared to 19,553 Borrower Loans totaling $153,175 originated during 2012, which represented a unit increase of 73.4% and a dollar increase of 133.4%.

For the year ended December 31, 2013, month over month unit origination through the platform grew by an average of approximately 6%, and month over month dollar origination grew by an average of approximately 11%, as compared to 6% and 9%, respectively, for the year ended December 31, 2012.

The graph below shows aggregate dollar originations through the platform dating back to July 2009:

In January 2013, PMI undertook an equity financing that recapitalized the company and brought in a new senior management team. In February 2013, PMI implemented a new public offering of Notes designed to provide the platform’s lender members with protection in the event of PMI’s bankruptcy. In addition, commencing in the second quarter of 2013, PMI introduced the Whole Loan Channel and also increased marketing campaigns to attract new borrowers. Lenders, liquidity and loan originations have all increased as a result of these changes. The decrease in loan originations that occurred between Q4 2012 and Q1 2013 was due to lack of liquidity.

Interest Income on Borrower Loans and Interest Expense on Notes

Loan servicing fees are accrued daily based on the current outstanding loan principal balance of Borrower Loan(s), but are not recognized until payment is received, due to uncertainty of collection of payments on Borrower Loans. PMI charges a servicing fee to holders of  Notes and Borrower Loans at an annualized rate of 1.0% of the outstanding principal balance of the applicable Borrower Loan, which PMI deducts from each payment on such Borrower Loan.

PMI’s procedures generally involve the automatic debiting of a borrower’s bank account by automated clearing house (“ACH”) transfer, although PMI also allows payment by check or bank draft. PMI charges a non-sufficient funds fee to a borrower to cover the cost PMI incurs if an automatic payment fails and is rejected by the borrower member’s bank, for example if there is an insufficient balance in the bank account or if the account has been closed or otherwise suspended. If an automatic payment fails, PMI makes up to two additional attempts to collect; however, there is no additional fee charged to the borrower if those attempts also fail. PMI retains the entire amount of the non-sufficient funds fee to cover its costs, and recognizes such fee immediately.

PMI recognizes interest income on Borrower Loans using the accrual method based on the stated interest rate to the extent PMI believes it to be collectable. PMI records interest expense on the corresponding Notes based on the contractual interest rates to the extent PMI believes they will be collectible.

The following table summarizes interest income on Borrower Loans and interest expense on Notes for the years ended December 31, 2013 and 2012.

	December 31,
	2013	2012
Interest income on borrower loans	$35,526	$23,101
Interest expense on notes	(33,072)	(21,889)
Net interest income	$2,454	$1,212

Overall, the increase in net interest income for the periods above was driven by the rise in the number of loans originated through the platform and serviced by PMI. As discussed above, the platform’s origination volume increased steadily during 2013 and 2012, which resulted in an increase to PMI's gross interest income and expense and ultimately PMI's net interest income for the aforementioned years.

Rebates and Promotions

PMI accounts for rebates and promotions in accordance with ASC Topic 605, Revenue Recognition. From time to time PMI offers rebates and promotions to its borrower and lender members. PMI records rebates and promotions as an offset to revenue if they are earned directly upon the origination of the loan. PMI’s rebates and promotions are generally in the form of cash back and other incentives paid to lender and borrower members.

For the years ended December 31, 2013 and 2012, PMI incurred expenses related to rebates and promotions extended to borrower and lender members of $1,534 and $1,322, respectively, which represented an increase of $212 or 16%. During 2013 and 2012, PMI increased the frequency and volume of its promotion and rebate programs as a way to incent more borrower and lender members to participate on the platform.

Cost of Revenues

Cost of Services

Cost of services consists primarily of credit bureau fees, payments which are due to strategic partners, collection expenses, and other expenses directly related to Borrower Loan funding and servicing. Cost of services expenses were $2,056 and $1,421 for the year ended December 31, 2013 and 2012, respectively, representing an increase of 45%. The primary driver for the increase was higher listing volume and an increase in strategic partnership fees under PMI’s contracts with WebBank.

Repurchase and Indemnification Obligations

Under the terms of the Notes, the Lender Registration Agreements between PMI and lender members who participate in the Note Channel, and the loan purchase agreements between PMI and lender members that participate in the Whole Loan Channel, PMI may, in certain circumstances, become obligated to repurchase a Note or Borrower Loan from a lender member or indemnify a lender member against loss on a Note. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal/state/local lending laws. These repurchase and indemnification obligations are evaluated at least once a quarter and represent an estimate based on the rate of historical loan losses as a percentage of originations (which generally occur within six to nine months of origination). The provision for the repurchase and indemnification obligations may include a judgmental management adjustment due to PMI’s limited operating history, changes in current economic conditions, the risk of new and as of yet undetected fraud schemes, changes in origination unit and dollar volumes and the lack of industry comparables. Based on the analysis of the historical provision, PMI increased the obligation by 356% to approximately $118 at December 31, 2013 from a previously recorded obligation of $26 at December 31, 2012. During 2013, PMI repurchased or provided indemnification with respect to $724 in Notes, collectively. PMI continues to devote a significant amount of attention to fraud prevention and will continue to enhance its fraud control procedures with the aim of maintaining a low level of repurchases and indemnifications.

Other Income and Expenses

Change in Fair Value on Borrower Loans and Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures, PMI elected to account for unrealized gains or losses on the Borrower Loans and Notes on a fair value basis. PMI estimated the fair value of the Borrower Loans and Notes using discounted cash flow methodologies. The primary cash flow assumptions used to value the Borrower Loans and Notes include default rates derived from historical performance and discount rates applied to each Prosper Rating based on the perceived credit risk of each rating. Because PMI is obligated to pay principal and interest on any Note equal to the loan payments, if any, it received on the corresponding Borrower Loan, net of its 1.0% servicing fee, changes in the fair value of the Notes were approximately equal to changes to the fair value of the corresponding Borrower Loans, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to holders of Notes. These amounts were included as a component of other income (expense) in PMI’s consolidated statements of operations. The total fair value adjustment was $(4,856) and $5,734 for Borrower loans and Notes, respectively, resulting in a net unrealized gain of $877 for the year ended December 31, 2013. The total fair value adjustment was $4,801 and $(3,844) for Borrower Loans and Notes, respectively, resulting in a net unrealized gain of $957 for the year ended December 31, 2012.

Insurance recoveries

PMI and certain of its executive officers and directors were the subject of a class action lawsuit brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008 that alleged that PMI offered and sold unqualified and unregistered securities in violation of the California and federal securities law. During the first quarter of 2011, the Superior Court of California issued a final statement of decision finding that Greenwich Insurance Company, PMI’s D&O insurance carrier at the time the events that gave rise to the class action lawsuit occurred, had a duty to defend the suit and requiring that Greenwich pay PMI's past and future defense costs in the suit up to $2,000. During 2011, Greenwich made aggregate payments to PMI in the amount of $2,000 to reimburse PMI for the defense costs it had incurred in the class action suit. On October 2, 2012, Greenwich made an additional payment of $143 to PMI for pre-judgment interest. Please see Note 12 “Commitments and Contingencies” in the notes to PMI’s consolidated financial statements contained elsewhere in this Annual Report.

Loss on impairment of fixed assets

During 2013, PMI’s management made the decision to discontinue the development of certain of its planned software development projects and to dispose of obsolete computer software and hardware. The assets previously capitalized in prior years were deemed to be impaired in accordance with ASC Topic 360, Property, Plant, and Equipment. An impairment charge for obsolete equipment of $62 is included in operating expenses in PMI's consolidated statement of operations for the year ended December 31, 2013.

During 2012, there were no asset disposals resulting in a loss or impairment of PMI’s fixed assets.

Other Income

Other income consists primarily of credit referral fees, where partner companies pay PMI an agreed upon amount for referrals of customers from the website. Other income was $1,151 at December 31, 2013 versus $369 at December 31, 2012, which represented an increase of 212% or $782. The increase in credit referrals during these periods was due to the addition of new partners as well as increased traffic to existing partners.

Expenses

All employees of the PMI Group are employed by PMI. Compensation and benefits expense was $13,079 and $10,334 for the years ended December 31, 2013 and 2012, respectively. The increase of $2,745 or 27% was largely due to PMI’s steadily increasing its employee headcount during 2013, which in turn resulted in increased payroll costs such as salary and wages, payroll taxes, and healthcare. PMI increased its headcount across its marketing and operations teams during 2013 to respond to increased volume demands. PMI intends to continue to increase headcount as the platform’s lender and borrower member bases grow and PMI carries out its business plan; however, PMI expects its current investment in the platform and website to improve operating expense efficiency going forward. In addition, spending increased related to the use of contract labor, bonus expense, variable pay expense and overtime during 2013 over the corresponding period in 2012.

As of December 31, 2013, PMI had 88 full-time employees compared to 74 full-time employees as of December 31, 2012.  The following table reflects full-time employees as of December 31, 2013 and 2012 by department.

	December 31,
	2013	2012
Sales, marketing and operations	53	37
Engineering	24	22
Administration	11	15
Total Headcount	88	74

Marketing and advertising costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, gift/promotional expenses, and direct mail marketing. Marketing and advertising costs were $14,851 and $5,683 for the years ended December 31, 2013 and 2012, respectively. This increase of $9,168 or 161% was largely due to increased costs related to the continuing growth in originations on the platform.

Depreciation and amortization expense was $961 and $679 for the years ended December 31, 2013 and 2012, respectively, which was an increase of $282 or 42% compared to the prior year. The increase in overall depreciation and amortization expense was primarily due to the capitalization of various internally developed software projects placed in service in late 2012 and in 2013, which in turn increased depreciation expense taken on those assets during the year ended December 31, 2013.

Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services and other outside costs. Professional service expenses were $1,979 for the year ended December 31, 2013 and $3,307 for the year ended December 31, 2012. This decrease of $1,328 or 40% was primarily due to a large decrease in legal fees related to the settlement of the class action lawsuit and legal fees related to the formation of Prosper Funding and registration of Prosper Funding and PMI’s offering. The PMI Group also saw an increase in accounting, tax and consulting fees offset by a decrease in other outside costs.

Facilities and maintenance expenses consist primarily of rent paid for PMI’s corporate office lease and data co-location facility, network and power usage costs, software licenses and subscriptions, and hardware and software maintenance and support. Facilities and maintenance expenses were $1,764 and $1,228 for the years ended December 31, 2013 and 2012, respectively. This increase of 44% was primarily due to additional software licenses and subscriptions purchased as well as hardware and software maintenance and support costs, and an increase in rent.

PMI recorded an expense to establish a reserve for class action settlement liability of $10,000 in the consolidated statements of operations for the year ended December 31, 2013.

Other expenses consist of bank service charges, NASAA state penalties, travel and entertainment expenses, taxes, licenses, communications costs, recruiting costs and other miscellaneous expenses. Other expenses were $1,733 and $1,580 for the years ended December 31, 2013 and 2012, respectively. Overall, this 10% increase is attributable to an increase in taxes and licenses, administrative costs, recruiting fees, travel and entertainment and internet costs.

Liquidity and Capital Resources

	For the year ended December 31,
	2013	2012
Net Loss	$(27,181)	$(16,110)

Net cash used in operating activities	(24,826)	(16,162)
Net cash used in investing activities	(69,826)	(78,258)
Net cash provided by financing activities	110,691	87,504

Net Increase (decrease) in cash and cash equivalents	16,039	(6,916)
Cash and cash equivalents at the beginning of the period	2,300	9,216
Cash and cash equivalents at the end of the period	$18,339	$2,300

PMI has incurred operating losses since its inception. PMI had negative cash flows from operations of $24,826 and $16,162 for the years ended December 31, 2013 and 2012, respectively. As reflected in the accompanying consolidated financial statements, PMI has an accumulated deficit of approximately $104,080 as of December 31, 2013.

At December 31, 2013, PMI had approximately $18,339 in available cash and cash equivalents and short term investments. Since its inception, PMI has financed its operations primarily through equity financing from various sources. PMI is dependent upon raising additional capital or debt financing to fund its current operating plan, however that PMI believes that its current cash position is sufficient to meet its current liquidity needs.

Net cash used in operating activities was $24,826 and $16,162 for the years ended December 31, 2013 and 2012, respectively. The increase in cash used in operating activities was primarily attributable to an increase in net loss from operating activities due to increased operating expense. PMI expects its efforts to improve cost efficiency to generate greater increases in origination revenue and reduce ongoing cash requirements.

Net cash used in investing activities was $69,826 and $78,258 for the year ended December 31, 2013 and 2012, respectively. The primary driver for the change was an increase in acquisition of Borrower Loans, offset by increased repayments of Borrower Loans. Net cash used in investing activities during 2013 included, $341,176 in acquisition of Borrower Loans and purchases of property and equipment of $2,889, offset by $181,700 in proceeds from the sales of Borrower Loans, $1,000 in maturities of short term investments and $105,692 in principal repayment of Borrower Loans.

Net cash provided by financing activities was $110,691 and $87,504 for the year ended December 31, 2013 and 2012, respectively. Net cash provided by financing activities during 2013 consisted of $860 of proceeds from the exercise of vested and unvested stock options, $169,742 of proceeds from the issuance of Notes, and $44,549 in proceeds from the issuance of convertible preferred stock, which was offset by $104,692 in repayment of Notes, $41 in purchases of restricted stock from stockholders and $273 in issuance costs of convertible preferred stock.

In January 2013, PMI issued and sold to investors 13,868,152 shares of new Series A preferred stock (“new Series A”) in a private placement at a purchase price of $1.44 per share for approximately $19,841 net of issuance costs. In connection with that sale, PMI issued 5,117,182 shares at par value $.01 per share, of Series A-1 convertible preferred stock to the holders of shares of PMI’s preferred stock that was outstanding immediately prior to the sale (“Old Preferred Shares”) in consideration for such stockholders participating in the sale. The new Series A and Series A-1 securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.

In connection with the new Series A sale, Old Preferred Shares were converted into shares of PMI common stock at a ratio of 1:1.  In addition, each such participating holder received a share of PMI’s new Series A-1 preferred stock for every dollar of liquidation preference associated with an Old Preferred Share held by such holder. Each share of Series A-1 preferred stock has a liquidation preference of $1.00 and converts into common stock at a ratio of 1,000,000:1.

In September 2013, PMI issued and sold to investors 8,288,784 shares of new Series B preferred stock (“new Series B”) in a private placement at a purchase price of $3.02 per share for approximately $24,880, net of issuance costs.  The new Series B securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.

On July 19, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action lawsuit pending before the Superior Court of California, County of San Francisco, California, entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Settlement”) setting forth an agreement to settle all claims related thereto. In connection with the Settlement, PMI agreed to pay the plaintiffs an aggregate amount of $10,000, payable according to the following schedule: (i) $2,000 within 10 days of entry of an order by the court granting preliminary approval of the Settlement (“Preliminary Approval”); (ii) $2,000 on the one-year anniversary of Preliminary Approval; (iii) $3,000 on the two-year anniversary of Preliminary Approval; and (iv) $3,000 on the three-year anniversary of Preliminary Approval. The Settlement is subject to final approval by the court. Subject to satisfaction of the conditions set forth in the Settlement, the defendants will be released by the plaintiffs from all claims concerning or arising out of the offering of promissory notes on the platform from January 1, 2006 through October 14, 2008. For more information, see Note 12 of PMI’s consolidated financial statements located elsewhere in this Annual Report.

Income Taxes

PMI incurred no income tax provision for the year ended December 31, 2013 and 2012. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how future results will be affected by the realization and use of net operating loss carry forwards.

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

Off-Balance Sheet Arrangements

In February 2012, PMI formed Prosper Funding. PMI is the sole equity member of Prosper Funding and Prosper Funding’s accounts are included in PMI’s consolidated financial statements included in this Annual Report. Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it will (i) become subject to bankruptcy proceedings or (ii) be substantively consolidated with PMI, and thus have its assets subject to claims by PMI’s creditors, in the event PMI becomes subject to a bankruptcy proceeding. PMI restructured the platform so that Borrower Loans are held by Prosper Funding and Prosper Funding issues and sells the Notes.

PROSPER FUNDING LLC

Overview

Prosper Funding was formed in the state of Delaware in February 2012 as a limited liability company with its sole equity member being PMI. Prosper Funding was formed by PMI to hold the Borrower Loans, assume PMI’s obligations under the Notes and issue the Notes. Although Prosper Funding will be consolidated with PMI for accounting and tax purposes, Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding. Prosper Funding’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that Prosper Funding will become subject to bankruptcy proceedings directly. Prosper Funding seeks to achieve this by placing certain restrictions on its activities and implementing certain formal procedures designed to expressly reinforce its status as a distinct corporate entity from PMI.

PMI developed the platform and owned the proprietary technology that makes operation of the platform possible. On February 1, 2013, PMI transferred the platform to Prosper Funding, giving Prosper Funding the right to operate the platform to originate and service Borrower Loans and Notes. Prosper Funding entered into an Administration Agreement with PMI pursuant to which PMI has agreed to provide certain administrative services relating to the platform. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the platform for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement relating to corporate administration, loan platform services, loan and note servicing and marketing, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement between PMI and WebBank in relation to loan origination and funding. The license is terminable in whole or in part in relation to failure by PMI to pay the licensing fee or the termination of PMI as the provider of some or all of the aforementioned services.

Prosper Funding commenced operations as of February 1, 2013 when PMI transferred ownership of the platform, including all of the rights related to the operation of the platform, to Prosper Funding. Since February 1, 2013, all Notes issued and sold through the platform are issued, sold and serviced by Prosper Funding. Pursuant to   the Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the platform, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the making of Borrower Loans by WebBank and the funding of Borrower Loans by WebBank. Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages all other aspects of the platform on behalf of Prosper Funding.

All Borrower Loans are unsecured obligations of individual borrower members with a fixed interest rate and loan terms set at three or five years. All Borrower Loans are funded by WebBank. After funding a Borrower Loan, WebBank sells the Borrower Loan to Prosper Funding, without recourse to WebBank, in exchange for the principal amount of the Borrower Loan. WebBank does not have any obligation to purchasers any of the Notes.

Prosper Funding formed Prosper Asset Holdings LLC (“PAH”) in November 2013 as a limited liability company with the sole equity member being Prosper Funding. PAH was formed to purchase certain Borrower Loans from Prosper Funding and, after holding such Borrower Loans for a shorting period of time, sell them to certain participants in the Whole Loan Channel that prefer to purchase Borrower Loans that have been held for a certain period of time following origination.

Trends and Uncertainties

The future performance of Borrower Loans may not be consistent with the historical trends demonstrated by Borrower Loans to date. During 2013, Prosper Funding increased its origination volume consistently in terms of both units and total dollar amounts and hopes to continue that trend of growth into the future. Over time, Prosper Funding expects its lender member base to grow as it gains more exposure to potential borrower and lender members and establishes its Notes and Borrower Loans as viable investment alternatives. Prosper Funding expects the growth of its lender member base will contribute to increased origination volume.

Prosper Funding’s operating plan calls for a strategy of increasing transaction volume, borrower focused marketing and improving the efficiency of the platform to increase revenue. Prosper Funding will generate revenue through license fees earned under the Administration Agreement and servicing fees from lender members which are described more fully in the Prosper Funding Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of Prosper Funding’s consolidated financial condition and results of operations is based on Prosper Funding’s consolidated financial statements, which Prosper Funding has prepared in accordance with U.S. generally accepted accounting principles. The preparation of consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosures. Prosper Funding bases its estimates on the historical experience of PMI and on various other assumptions that Prosper Funding believes to be reasonable under the circumstances. Actual results could differ from those estimates. Prosper Funding’s significant accounting policies are more fully described in Note 2 to its consolidated financial statements included elsewhere in this Annual Report.

Critical accounting policies are those policies that Prosper Funding believes present the most complex or subjective measurements and have the most potential to impact its financial position and operating results. While all decisions regarding accounting policies are important, Prosper Funding believes that the following policies could be considered critical.

Fair Value Measurement

Following the Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosures, Prosper Funding determines the fair values of its financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Prosper Funding uses various valuation techniques depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, Prosper Funding determines fair value using assumptions that it believes a market participant would use in pricing the asset or liability.

Prosper Funding’s financial instruments consist principally of cash and cash equivalents, restricted cash, Borrower Loans held for investment, Borrower Loans and corresponding Notes, accounts payable and accrued liabilities, .

The estimated fair values of cash, cash equivalents, restricted cash, accounts payable, and accrued liabilities approximate their carrying values because of their short-term nature. Loans held for investment,  Borrower Loans, and Notes are accounted for on a fair value basis. For additional information and discussion regarding Prosper Funding’s significant accounting policies surrounding fair value measurement, see Note 2, Note 5 and Note 6 to the consolidated financial statements included elsewhere in this Annual Report.

Borrower Loans and Notes

Prosper Funding purchases Borrower Loans from WebBank and either sells the Borrower Loans through the Whole Loan Channel or sells Notes corresponding to the Borrower Loan through the Note Channel and holds the Borrower Loans until maturity. Prosper Funding’s obligation to repay the Notes is conditioned upon the repayment of the associated Borrower Loan owned by Prosper Funding. Prosper Funding carries the  Borrower Loans and Notes on its balance sheet as assets and liabilities, respectively.

Prosper Funding has adopted the provisions of ASC Topic 825, Financial Instruments. ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. Prosper Funding applies the provisions of ASC Topic 825 to Borrower Loans and Notes on an instrument by instrument basis. The aggregate fair value of the Borrower Loans and Notes that are assets of liabilities of Prosper Funding are reported as separate line items in the assets and liabilities sections of the balance sheet using the methods described in ASC Topic 820.

Prosper Funding determines the fair value of the Borrower Loans and Notes in accordance with the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As observable market prices are not available for the Borrower Loans Prosper Funding holds, or the Notes, or for similar assets and liabilities, Prosper Funding believes that the  Borrower Loans and Notes should be considered Level 3 financial instruments under ASC Topic 820. ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

In a hypothetical transaction as of the measurement date, Prosper Funding believes that differences in the principal marketplace in which the Borrower Loans are originated and the principal marketplace in which it might offer Borrower Loans may result in differences between the aggregate outstanding principal balance of the Borrower Loans Prosper Funding sells and their fair value as of the transaction date. Changes in the fair value of Borrower Loans and Notes subject to the provisions of ASC Topic 820 are recognized in earnings; fees and costs associated with the acquisition of Borrower Loans are recognized as incurred. Prosper Funding estimates the fair value of the Borrower Loans and Notes using a discounted cash flow methodology based upon a set of valuation assumptions it believes market participants would use for similar assets and liabilities. The primary assumptions used to value the Borrower Loans and Notes include default rates and discount rates applied to each Prosper Rating.

Overall, if the fair value of the Borrower Loans held by Prosper Funding and funded through the Note Channel decrease or increase due to any changes in Prosper Funding’s assumptions, there will also be a corresponding decrease or increase in the fair value of the linked Notes. As a result, the effect on Prosper Funding’s earnings of adverse changes in key assumptions would be mitigated. However, the impact of these changes in fair value could have a material adverse impact on lender members’ investments in the Notes.

As Prosper Funding receives scheduled payments of principal and interest on the Borrower Loans it holds that were funded through the Note Channel, it in turn makes principal and interest payments on the corresponding Notes. These principal payments reduce the carrying value of those Borrower Loans, and Notes. If Prosper Funding does not receive payments on Borrower Loans it holds that were funded through the Note Channel, it is not obligated to and will not make payments on the corresponding Notes. The fair value of a group of Notes that correspond to the same Borrower Loan is approximately equal to the fair value of that Borrower Loan, less the servicing fee charged to holders of the Notes. If the fair value of that Borrower Loan decreases due to changes in Prosper Funding’s expectation regarding the likelihood of default or the amount of loss in the event of default, there will also be a corresponding decrease in the fair value of the corresponding Notes (an unrealized gain related to the Notes and an unrealized loss related to the Borrower Loan).

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at December 31, 2013 for Borrower Loans and Notes are presented in the following table:

	Borrower Loans		Notes
Discount rate assumption:	9.77	%*	9.77	%*
Resulting fair value from:
100 basis point increase	$222,989		$220,362
200 basis point increase	220,363		217,756

Resulting fair value from:
100 basis point decrease	$228,465		$225,784
200 basis point decrease	231,282		228,560

Default rate assumption:	7.2	%*	7.2	%*
Resulting fair value from:
10% higher default rates	$223,233		$220,620
20% higher default rates	220,039		217,439

Resulting fair value from:
10% lower default rates	$228,151		$225,477
20% lower default rates	230,554		227,866

* Represents weighted average assumptions considering all Proper Ratings.

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

Administration Fee Revenue - Related Party

Prosper Funding primarily generates revenues through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the platform for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. For the year ended December 31, 2013, Prosper Funding received $7,632 in administration fee revenue from PMI. For the year ended December 31, 2012, Prosper Funding had not yet commenced operations and therefore received $0 in administration fee revenue from PMI.

Loan Servicing Fees

Loan servicing revenue includes monthly loan servicing fees and non-sufficient funds (“NSF”) fees on outstanding Borrower Loans. Loan servicing fees are accrued daily based on the current outstanding loan principal balance of the Borrower Loan, but are not recognized until payment is received due to the uncertainty of collection of Borrower Loan payments. Prosper Funding’s servicing fee is currently equal to 1.0% of the outstanding principal balance of the each outstanding Borrower Loan.

Interest Income on Borrower Loans and Interest Expense on Notes

Prosper Funding recognizes interest income on the Borrower Loans it holds using the accrual method based on the stated interest rate to the extent that Prosper Funding believes it to be collectable.

Prosper Funding records interest expense on the corresponding Notes based on the contractual interest rate, as adjusted to reflect any determination by Prosper Funding that any portion of the interest on the related Borrower Loan is uncollectible.

Loan servicing fees are accrued daily based on the current outstanding loan principal balance of Borrower Loans, but are not recognized until payment is received, due to uncertainty of collection. For each Borrower Loan serviced by Prosper Funding, Prosper Funding charges an annual servicing fee of 1.0% of the outstanding principal balance, which Prosper Funding deducts from each borrower payment.

Prosper Funding charges a non-sufficient funds fee to borrowers on the first failed payment of each billing period. Non-sufficient funds fees are charged to the borrower and collected and recognized immediately.

Prosper Funding’s procedures generally require the automatic debiting of the applicable borrower bank account by automated clearing house (“ACH”) transfer, although Prosper Funding also allows payment by check or bank draft. Prosper Funding charges a non-sufficient funds fee to a borrower member to cover the cost Prosper Funding incurs if an automatic payment fails or is otherwise rejected by the borrower’s bank, for example, if there is an insufficient balance in the bank account or if the account had been closed or otherwise suspended. If an automatic payment fails, Prosper Funding makes up to two additional attempts to collect; however, there is no additional fee charged to the borrower if those attempts also fail. Prosper Funding retains the entire amount of the non- sufficient funds fee.

The following table summarizes interest income on Borrower Loans and interest expense on Notes for the years ended December 31, 2013 and 2012.

	December 31,
	2013	2012
Interest income on borrower loans	$32,862	$-
Interest expense on notes	(30,564)	-
Net interest income	$2,298	$-
Cost of Revenues

Cost of Services

Prosper Funding also incurs certain recurring expenses relating to fees under the Administration Agreement with PMI, as well as its agreements with WebBank, Wells Fargo, FOLIOfn Investments, Inc. and CSC Logic, Inc. In addition, Prosper Funding incurs certain ongoing expenses related to collateral requirements under its agreements with WebBank and Wells Fargo Bank. For the year ended December 31, 2013, Prosper Funding incurred $1,270 in cost of services. For the year ended December 31, 2012, Prosper Funding had not commenced operations and therefore incurred $0 in cost of services.

Repurchase and Indemnification Obligations

Under the terms of the Notes, the Lender Registration Agreements with participants in the Note Channel and the loan purchase agreements with participants in the Whole Loan Channel;, Prosper Funding may, in certain circumstances, become obligated to repurchase a Note or Borrower Loan from a lender member or indemnify a lender member against loss on a Note. Generally these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, and a violation of the applicable federal/state/local lending laws. These repurchase and indemnification obligations are evaluated at least once a quarter and represents an estimate based on the rate of historical loan losses as a percentage of originations (which generally occur within six to nine months of origination). The provision for repurchase and indemnification obligations may include a judgmental management adjustment due to the limited operating history of the PMI Group, changes in current economic conditions, the risk of new and as of yet undetected fraud schemes, changes in origination unit and dollar volumes and the lack of industry comparables. The provision for the repurchase and indemnification obligations was $83 for the year ended December 31, 2013. Since Prosper Funding did not commence operations until 2013, there was no provision for the repurchase and indemnification obligation in 2012.

Other Income and Expenses

Change in Fair Value on Borrower Loans and Notes, net

Under the methods described in ASC Topic 820, Fair Value Measurements and Disclosures, Prosper Funding elected to account for unrealized gains or losses on the Borrower Loans it holds, and the Notes on a fair value basis. Prosper Funding estimated the fair value of the Borrower Loans and Notes using discounted cash flow methodologies. The primary cash flow assumptions used to value the Borrower Loans and Notes include default rates derived from historical performance and discount rates applied to each Prosper Rating based on the perceived credit risk of each Prosper Rating. Because Prosper Funding was obligated to pay principal and interest on any Note equal to the loan payments, if any, it received on the corresponding Borrower Loan, net of its 1.0% servicing fee, changes in the fair value of the Notes were approximately equal to changes to the fair value of the corresponding Borrower Loans, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to Note holders. These amounts were included as a component of other income (expense) in Prosper Funding’s consolidated statements of operations. The total fair value adjustment was $(4,856) and $5,734 for Borrower Loans and Notes, respectively, resulting in a net unrealized gain of $878 for the year ended December 31, 2013. Since Prosper Funding did not commence operations until 2013, there were no fair value adjustments in 2012.

Operating Expenses

Administration Fee Expense - Related Party

Pursuant to the Administration Agreement between Prosper Funding and PMI, PMI manages the platform on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI (a) an amount equal to one-twelfth (1/12) of the specified annual Corporate Administration Fees of $865, (b) a fee for each Borrower Loan originated through the platform, (c) 90% of all servicing fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding.  In addition, under a second Administration Agreement among PMI, Prosper Funding and PAH, Prosper Funding is required to pay PMI an annual fee of $150, payable on a monthly basis, for PMI also being the administrator of PAH’s operations. Administration fee expense was $5,053 for the year ended December 31, 2013. Since Prosper Funding did not commence operations until 2013, there was no administration fee expense in 2012.

Depreciation and Amortization

Depreciation and amortization expense was $538 for the year ended December 31, 2013, which was primarily due to the capitalization of various internally developed software projects placed in service or transferred from PMI in 2013. Since Prosper Funding did not commence operations until 2013, there was no depreciation and amortization expense in 2012.

Professional Services

Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services and other outside costs. Professional service expenses were $26 and $114 for the year ended December 31, 2013 and 2012, respectively, representing a decrease of $88 or 77% compared to the prior year. The decrease was primarily due to a decrease in the legal fees related to the formation of Prosper Funding and the registration of the public offering of Notes and related by PMI Management Rights by Prosper Funding and PMI.

Other Operating Expense

Other expenses consist primarily of bank service charges. Other expenses were $242 and $91 for the year ended December 31, 2013 and 2012, respectively, representing an increase of $151 or 166% from the prior year. This increase is primarily due to higher bank service charges due to the commencement of operations in 2013.

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

Prosper Funding also incurs certain recurring expenses relating to fees under the two Administration Agreements with PMI, as well as its agreements with WebBank, Wells Fargo, FOLIOfn Investments, Inc. and CSC Logic, Inc. Prosper Funding will also incur additional expense to the extent it is required to repurchase any Notes or Borrower Loans or indemnify holders of any Notes. Prosper Funding will pay these recurring expenses from license fees and servicing fees that it earns in connection with the license contained in the first Administration Agreement and the servicing of Borrower Loans and Notes. Prosper Funding expects that the combination of the initial capital contribution made to Prosper Funding by PMI and Prosper Funding’s ongoing fee revenue will be sufficient for it to meet ongoing cash requirements and sustain its operations.

Liquidity and Capital Resources

	For the year ended December 31,
	2013	2012
Net Income (Loss)	$3,623	$(205)

Net cash used in operating activities	(1,755)	(205)
Net cash used in investing activities	(66,291)	-
Net cash provided by financing activities	73,830	210

Net increase in cash and cash equivalents	5,784	5
Cash and cash equivalents at the beginning of the period	5	-
Cash and cash equivalents at the end of the period	$5,789	$5

Prosper Funding has had positive cash flows since commencement of operations. At December 31, 2013, Prosper Funding had $5,789 in available cash and cash equivalents. Since its inception, Prosper Funding has financed its operations primarily through capital infusions from its parent, PMI. Prosper Funding believes that its current cash position is sufficient to meet its current liquidity needs.

Net cash used in operating activities was $1,755 and $205 for the year ended December 31, 2013 and 2012, respectively. The net cash used in operating activities in 2013 was primarily attributable to fees incurred related to certain recurring expenses under the Administration Agreements with PMI, as well as Prosper Funding’s agreements with WebBank, Wells Fargo, FOLIOfn Investments, Inc. and CSC Logic, Inc., partially offset by license fees and servicing fees Prosper Funding received.

Net cash used in investing activities was $66,291 and $0 for the year ended December 31, 2013 and 2012, respectively. Net cash used in investing activities in 2013 primarily consisted of acquisition of Borrower Loans, offset by repayments of Borrower Loans, and proceeds from the sale of Borrower Loans.

Net cash provided by financing activities was $73,830 and $210 for the year ended December 31, 2013 and 2012, respectively. The increase in cash provided by financing activities was primarily due to increased capital infusions contributed by PMI and proceeds from issuance of Notes partially offset by payments on Notes.

Income Taxes

Prosper Funding incurred no income tax provision for the year ended December 31, 2013 and 2012. Prosper Funding is a US disregarded entity and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how PMI’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.

Off-Balance Sheet Arrangements

As of December 31, 2013, Prosper Funding has not engaged in any off-balance sheet financing activities.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Each Registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in such Registrant’s Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the management of such Registrant, including such Registrant’s principal executive officer (“PEO”) and principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Such Registrant’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives. Under the supervision, and with the participation of management, including the PEO and the PFO, each Registrant has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s Interpretive Guidance in Release No. 34-55929. Based upon this evaluation, the PEO and the PFO of such Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to such Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

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

Prosper Marketplace, Inc.

Not applicable.

Prosper Funding LLC

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive Officers, Directors and Key Employees

Prosper Marketplace, Inc.

The following table sets forth information about PMI’s executive officers and directors as of the date of this Annual Report:

Name	Age	Position(s)

Stephan P. Vermut	67	Executive Chairman and Director
Aaron Vermut	41	Chief Executive Officer
Ronald Suber	49	President
Sachin D. Adarkar	47	General Counsel and Secretary
Christopher Bishko	44	Director
Rajeev V. Date	43	Director
Patrick W. Grady	31	Director

Stephan P. Vermut has served as PMI’s Executive Chairman since March 2014. Prior to his appointment as Executive Chairman, Mr. Vermut served as Chief Executive Officer from January 2013 until March 2014.  Mr. Vermut is also a director of PMI and Executive Chairman and a director of Prosper Funding. Prior to joining PMI, Mr. Vermut served as Managing Director, Head of Prime Services at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC). Mr. Vermut founded and served as Chairman of the Board, Chief Executive Officer and Managing Partner of Merlin Securities, LLC until it was acquired by Wells Fargo Securities in 2012. Mr. Vermut served as President and Chief Executive Officer of Montgomery/Bank of America Prime Brokerage from 1995 to 2003. Prior to that, Mr. Vermut was a Partner of Furman Selz in New York and Managing Director of the Prime Brokerage Division of Furman Selz. Mr. Vermut has over 35 years of Wall Street experience, which includes 11 years in institutional sales at L.F. Rothschild & Co. Mr. Vermut received a B.S. in Business Administration from Babson College. PMI believes that Mr. Vermut’s financial and business expertise, including his background of founding, managing and directing financial and technology-enabled service companies, gives him the qualifications and skills to serve as a Director and Executive Chairman.

Aaron Vermut has served as PMI and Chief Executive Officer since March 2014. Prior to his appointment as Chief Executive Officer, Mr. Vermut served as President of PMI from April 2013 until March 2014. Mr. Vermut is also a director of PMI and Executive Chairman and a director of Prosper Funding. Prior to joining PMI, Mr. Vermut served as Managing Director, Head of Prime Services at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC). Mr. Vermut founded and served as Managing Partner and a director of Merlin Securities, LLC until it was acquired by Wells Fargo Securities in 2012. Mr. Vermut served as Principal of New Enterprise Associates from July 2000 to October 2003. Prior to that, Mr. Vermut served as Senior Consultant of Cambridge Technology Partners from 1995 to 1998. Mr. Vermut has an M.B.A. in Finance from The Wharton School, University of Pennsylvania and a B.A. in History and German Literature from Washington University in St. Louis.

Ronald Suber has served as President of PMI since March 2014.  Prior to his appointment as President, Mr. Suber served as PMI’s Head of Global Institutional Sales from January 2013 until March 2014. Mr. Suber is also President and a director of Prosper Funding.  Prior to joining PMI, Mr. Suber served as Managing Director at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC). Mr. Suber served as Head of Global Sales and Marketing, Senior Partner and Director of Merlin Securities, LLC from April 2008 until it was acquired by Wells Fargo Securities in 2012. Mr. Suber served as President of Spectrum Global Fund Administration from July 2006 to April 2008. Mr. Suber was with Bear Stearns from July 1992 to June 2006, where he most recently served as Senior Managing Director.  Prior to that, Mr. Suber was Correspondent Clearing Sales at Pershing from June 1986 to June 1991. Mr. Suber received a B.A. in Economics from University of California, Berkeley.

Sachin D. Adarkar has served as PMI’s General Counsel and Secretary since August 2009.  Prior to joining PMI, Mr. Adarkar was at the law firm of Sonnenschein, Nath & Rosenthal LLP in Palo Alto, CA from 2007 until 2009.   Prior to joining Sonnenschein, Mr. Adarkar served as Vice President and Deputy General Counsel of GreenPoint Mortgage Funding, Inc, a wholesale mortgage lender in Novato, CA, from 2003 until 2007.  Prior to joining GreenPoint, Mr. Adarkar spent several years practicing with the law firm of Howard Rice Nemerovski Canady Falk & Rabkin, in San Francisco, and also served as Vice President and General Counsel of Valley Media, Inc., a music and video distributor.  Mr. Adarkar has a J.D. from UCLA, an M.A. from the University of California at Berkeley and a B.A., cum laude, from Georgetown University. Mr. Adarkar is a member of the California Bar.

Christopher M. Bishko has served as one of PMI’s directors since May 2013.  Mr. Bishko is an Investment Partner at Omidyar Network Services LLC, which he joined in September 2008.  Prior to joining Omidyar Network Services LLC, Mr. Bishko worked in investment banking at JP Morgan securities, Inc. from October 1992 to July 2008.  Mr. Bishko holds a B.S. in Biomedical Engineering from Duke University. PMI believes that Mr. Bishko’s experience as a venture capital investor in financial technology and internet companies and his background in investment banking give him the qualification and skills to serve as a director.

Rajeev V. Date has served as one of PMI’s directors since July 2013. Mr. Date previously served as one of PMI’s directors from January 2009 to September 2010. Mr. Date currently serves as the Managing Partner of Fenway Summer LLC, a U.S. consumer financial advisory and investment firm. From January 2012 to January 2013, Mr. Date served as the Deputy Director of the United States Consumer Financial Protection Bureau (“CFPB”). Before being appointed Deputy Director, Mr. Date was appointed the Special Advisor to the Secretary of the Treasury for the CFPB, and, in that capacity, acted as the interim leader of the CFPB. From October 2010 to August 2011, Mr. Date served as Associate Director of Research, Markets, and Regulations of the CFPB. Prior to joining the CFPB, Mr. Date served as Chairman & Executive Director of Cambridge Winter Center for Financial Institutions Policy, a non-profit nonpartisan think tank focused on financial institutions policy, from March 2009 to September 2010. From August 2007 to February 2009, Mr. Date served as a Managing Director in the Financial Institutions Group at Deutsche Bank Securities, where his key responsibility was acting as a coverage officer for specialty finance firms and regional banks. Before that, Mr. Date was Senior Vice President for Corporate Strategy and Development at Capital One Financial, where he led M&A development efforts across the U.S. banking and specialty finance markets. Mr. Date began his business career in the financial institutions practice of the consulting firm McKinsey & Company. Mr. Date has also served as an attorney, in both private practice and government. Mr. Date received a J.D., magna cum laude, from Harvard Law School and a B.S. (highest honors) from University of California, Berkeley. PMI believes that Mr. Date’s financial, business and regulatory expertise give him the qualifications and skills to serve as a director

Patrick W. Grady has served as one of PMI’s directors since January 2013. Mr. Grady is a Managing Member of Sequoia Capital, a private investment partnership, which he joined in March 2007. Prior to joining Sequoia Capital, Mr. Grady was an Associate at Summit Partners from July 2004 to February 2007. Mr. Grady holds a B.S. in Economics and Finance from Boston College. PMI believes that Mr. Grady’s experience as a venture capital investor with a focus on financial technologies and his overall management experience, give him the qualifications and skills to serve as a director.

 Prosper Funding LLC

The following table sets forth information about Prosper Funding’s executive officers and directors as of the date of this Annual Report:

Name	Age	Position(s)

Stephan P. Vermut	67	Executive Chairman and Director
Aaron Vermut	41	Chief Executive Officer and Director
Ronald Suber	49	President and Director
Sachin D. Adarkar	47	Secretary
Joshua P. Hachadourian	46	Treasurer
Bernard J. Angelo	44	Director
David DeAngelis	44	Director

Stephan P. Vermut is Prosper Funding and PMI’s Executive Chairman and one of Prosper Funding directors. Mr. Vermut has served as PMI’s Executive Chairman since March 2014. Mr. vermut served a s Prosper Funding's Chief Executive Officer. Prior to his appointment as Executive Chairman of PMI, Mr. Vermut served as PMI’s Chief Executive Officer from January 2013 to March 2014.  Prior to joining PMI, Mr. Vermut served as Managing Director, Head of Prime Services at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC). Mr. Vermut founded and served as Chairman of the Board, Chief Executive Officer and Managing Partner of Merlin Securities, LLC until it was acquired by Wells Fargo Securities in 2012. Mr. Vermut served as President and Chief Executive Officer of Montgomery/Bank of America Prime Brokerage from 1995 to 2003. Prior to that, Mr. Vermut was a Partner of Furman Selz in New York and Managing Director of the Prime Brokerage Division of Furman Selz. Mr. Vermut has over 35 years of Wall Street experience, which includes 11 years in institutional sales at L.F. Rothschild & Co. Mr. Vermut received a B.S. in Business Administration from Babson College.  Prosper Funding believes that Mr. Vermut’s financial and business expertise, including his background of founding, managing and directing financial and technology-enabled service companies, give him the qualifications and skills to serve as a director and Executive Chairman.

Aaron Vermut is Prosper Funding and PMI’s Chief Executive Officer and one of Prosper Funding’s directors. Mr. Vermut has served as PMI’s Chief Executive Officer since March 2014. Prior to his appointment as Chief Executive Officer of PMI, Mr. Vermut served as President of PMI from April 2013 until March 2014. Prior to joining PMI, Mr. Vermut served as Managing Director, Head of Prime Services at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC). Mr. Vermut founded and served as Managing Partner and a director of Merlin Securities, LLC until it was acquired by Wells Fargo Securities in 2012. Mr. Vermut served as Principal of New Enterprise Associates from July 2000 to October 2003. Prior to that, Mr. Vermut served as Senior Consultant of Cambridge Technology Partners from 1995 to 1998. Mr. Vermut has an M.B.A. in Finance from The Wharton School, University of Pennsylvania and a B.A. in History and German Literature from Washington University in St. Louis. Prosper Funding believes that Mr. Vermut’s financial and business expertise, including his background of managing and directing financial and technology-enabled service companies, gives him the qualifications and skills to serve as a director and Chief Executive Officer.

Ronald Suber is Prosper Funding’s President and one of Prosper Funding’s directors.  Mr. Suber has served as PMI’s President since March 2014. Prior to his appointment as President, Mr. Suber served as PMI’s Head of Global Institutional Sales since January 2013 to March 2014. Prior to joining PMI, Mr. Suber served as Managing Director at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC). Mr. Suber served as Head of Global Sales and Marketing, Senior Partner and Director of Merlin Securities, LLC from April 2008 until it was acquired by Wells Fargo Securities in 2012. Mr. Suber served as President of Spectrum Global Fund Administration from July 2006 to April 2008. Mr. Suber was with Bear Stearns from July 1992 to June 2006, where he most recently served as Senior Managing Director.  Prior to that, Mr. Suber was Correspondent Clearing Sales at Pershing from June 1986 to June 1991. Mr. Suber received a B.A. in Economics from University of California, Berkeley.  Prosper Funding believes that Mr. Suber’s financial and business expertise, including his experience managing a financial and technology-enabled service company, as well as his general operational and management experience, give him the qualifications and skills to serve as a director and President.

Sachin D. Adarkar is Prosper Funding’s Secretary.  Mr. Adarkar has served as PMI’s General Counsel and Secretary since August 2009.  Prior to joining PMI, he was at the law firm of Sonnenschein, Nath & Rosenthal LLP in Palo Alto, CA from 2007 until 2009.   Prior to joining Sonnenschein, Mr. Adarkar served as Vice President and Deputy General Counsel of GreenPoint Mortgage Funding, Inc., a wholesale mortgage lender in Novato, CA, from 2003 until 2007.  Prior to joining GreenPoint, Mr. Adarkar spent several years practicing with the law firms of Howard Rice Nemerovski Canady Falk & Rabkin, in San Francisco, and also served as Vice President and General Counsel of Valley Media, Inc., a music and video distributor.  Mr. Adarkar has a J.D. from UCLA, an M.A. from the University of California at Berkeley and a B.A., cum laude, from Georgetown University.  Mr. Adarkar is a member of the California Bar.

Joshua P. Hachadourian is Prosper Funding’s Treasurer.  Mr. Hachadourian has served as PMI’s Vice President Finance since January 2014. Prior to his appointment as Vice President, Finance, Mr. Hachadourian served as PMI’s Controller from June 2013 to January 2014.  Prior to joining PMI, Mr. Hachadourian was a Senior Manager at Burr Pilger Mayer, Inc. from 2008 to 2013.  Mr. Hachadourian was at Deloitte & Touche, LLP from 1999 to 2008 where he most recently served as a Senior Manager.  During his time in public accounting, Mr. Hachadourian served numerous global public company financial services institutions.  Mr. Hachadourian is a licensed CPA and attended University of California, Santa Barbara where he received a Bachelor of Arts degree with highest honors in Business Economics with an Accounting Emphasis in 1999.

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

David V. DeAngelis has served on Prosper Funding’s board of directors since May 2013. Mr. DeAngelis joined Global Securitization Services, LLC (“Global Securitization”) in March 2002 and has over eighteen years of financial markets experience. Prior to joining Global Securitization, Mr. DeAngelis was a Senior Accountant at Nomura Securities International, a Japanese investment firm, from October 1998 to February 2002 where he was responsible for daily profit and loss preparation and reporting, general ledger maintenance, month-end closing entries and month-end reporting in the Fixed Income Controllers Department. Prior to October 1998, Mr. DeAngelis worked in the International Accounting departments of U.S. investment firms specializing in Emerging Markets. Mr. DeAngelis has a Bachelor of Science in Accounting from St. John’s University. Prosper Funding believes that Mr. DeAngelis’s financial markets experience, as well as his general management experience, give him the qualifications and skills to serve as a director.

Board Composition and Election of Directors

Prosper Marketplace, Inc.

PMI’s board of directors currently consists of four members, all of whom were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of PMI’s stockholders.  In selecting the composition of its board of directors, PMI seeks to ensure that its board of directors collectively has a balance of expertise in the following areas: internet based business, consumer financial products and experience directing public and start-up companies.  In addition, although PMI doesn’t have a separate policy regarding diversity on its board of directors, PMI considers diversity of race, ethnicity, gender, age and cultural background.  Based on these criteria, PMI believes that its board of directors has been effective in identifying diverse directors.  The board of directors composition provisions of PMI’s voting rights agreement are still in effect.  Holders of the Prosper Funding Notes offered through the platform, and the accompanying PMI Management Rights, will have no ability to elect or influence PMI’s directors or approve significant corporate transactions, such as a merger or other sale of PMI or its assets.

Aaron Vermut, Chief Executive Officer of PMI, is the son of Stephan Vermut, Executive Chairman and a director of PMI.

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

Aaron Vermut, Chief Executive Officer and a director of Prosper Funding is the son of Stephan Vermut, Executive Chairman and director of Prosper Funding.

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

Director Independence

Prosper Marketplace, Inc.

Because PMI’s common stock is not listed on a national securities exchange, PMI is not required to maintain a board of directors consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors.  PMI’s board of directors has not analyzed the independence of PMI’s directors under any applicable stock exchange listing standards.  Holders of the Prosper Funding Notes have no ability to elect or influence PMI's directors.

Prosper Funding LLC

Because Prosper Funding’s membership interest is not listed on a national securities exchange, Prosper Funding is not required to maintain a board of directors consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors.  Prosper Funding’s board of directors has not analyzed the independence of Prosper Funding’s directors under any applicable stock exchange listing standards.  Holders of the Prosper Funding Notes have no ability to elect or influence Prosper Funding’s directors.

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

Compensation Committee

PMI is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act.  Nevertheless, PMI’s board of directors approved the formation of a Compensation Committee in August 2011.  Patrick Grady and Christopher Bishko compose PMI's compensation committee, with Mr. Grady serving as Chairman.

Audit Committee

PMI is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act.  Nevertheless, PMI’s board of directors approved the formation of an audit committee in January 2010.  Rajeev Date and Patrick Grady compose PMI's audit committee, with Mr. Date to serving as Chairman.

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

Limitations on Officers’ and Directors’ Liability and Indemnification Agreements

Prosper Marketplace, Inc.

As permitted by Delaware law, PMI’s amended and restated certificate of incorporation and bylaws contain provisions that limit or eliminate the personal liability of its directors for breaches of duty to the corporation.  PMI’s amended and restated certificate of incorporation and bylaws limit the liability of directors to the fullest extent permitted under Delaware law.  Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breaches of their fiduciary duties as directors, except liability for:

●	any breach of the director’s duty of loyalty to PMI or PMI’s stockholders;

●	any act or omission not in good faith, believed to be contrary to the interests of PMI or its shareholders, involving reckless disregard for the director’s duty, for acts that involve an unexcused pattern of inattention that amounts to an abdication of duty, or that involves intentional misconduct or knowing or culpable violation of law;

●	any unlawful payments related to dividends, unlawful stock repurchases, redemptions, loans, guarantees or other distributions; or

●	any transaction from which the director derived an improper personal benefit.

These limitations do not affect the availability of equitable remedies, including injunctive relief or rescission.  As permitted by Delaware law, PMI’s amended and restated certificate of incorporation and bylaws also provide that:

●	PMI will indemnify its directors and officers to the fullest extent permitted by law;

●	PMI may indemnify its other employees and other agents to the same extent that PMI indemnifies its officers and directors; and

●	PMI will advance expenses to its directors and officers in connection with a legal proceeding, and may advance expenses to any employee or agent; provided, however, that such advancement of expenses shall be made only upon receipt of an undertaking by the person to repay all amounts advanced if it should be ultimately determined that the person was not entitled to be indemnified.

The indemnification provisions contained in PMI’s amended and restated certificate of incorporation and bylaws are not exclusive.

In addition to the indemnification provided for in PMI’s amended and restated certificate of incorporation and bylaws, PMI has entered into indemnification agreements with each of its directors and officers.  The indemnification agreements require PMI, among other things, to indemnify such persons for all expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement (if such settlement is approved in advance by PMI) (collectively, “Expenses”), actually and reasonably incurred by such person in connection with the investigation, defense or appeal of any proceeding to which such person may be made a party, a potential party, a non-party witness, or otherwise by reason of:

●	such person’s service as a director or officer of PMI;

●	any action or inaction taken by such person or on such person’s part while acting as director, officer, employee or agent of PMI; or

●	such person’s actions while serving at the request of PMI as a director, officer, employee, trustee, general partner, managing member, agent or fiduciary of PMI or any other entity, in each case, whether or not serving in any such capacity at the time any liability or expense is or was incurred.

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

In addition, under the indemnification agreements, PMI is not obligated to provide indemnification for:

●	any proceedings or claims initiated or brought voluntarily by such person and not by way of defense, unless such indemnification is authorized by PMI, other than a proceeding to establish such person’s right to indemnification;

●	any expenses incurred by such person with respect to any proceeding instituted by such person to enforce and interpret the terms of his indemnification agreement, unless such person is successful in such action;

●	which payment has actually been made to or on behalf of such person under any statute, insurance policy, indemnity provision, vote or otherwise, except with respect to any excess beyond the amount paid;

●	an accounting or disgorgement of profits pursuant to Section 16(b) of the Exchange Act, as amended, or similar provisions of federal, state or local statutory law or common law, if such person is held liable therefor (including pursuant to any settlement arrangements); and

●	any reimbursement of PMI by such person of any bonus or other incentive-based or equity-based compensation or of any profits realized by such person from the sale of securities of PMI, as required in each case under the Exchange Act, as amended (including any such reimbursements that arise from an accounting restatement of PMI pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), or the payment to PMI of profits arising from the purchase and sale by such person of securities in violation of Section 306 of the Sarbanes-Oxley Act), if such person is held liable therefor (including pursuant to any settlement arrangements).

The indemnification agreements also provide that PMI agrees to indemnify such persons to the fullest extent permitted by law, even if such indemnification is not specifically authorized by the other provisions of the agreement or PMI's amended and restated certificate of incorporation or bylaws.  Moreover, the indemnification agreements provide that any future changes under Delaware law that expand the ability of a Delaware corporation to indemnify its officers and directors are automatically incorporated into the agreements.

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

Prosper Funding LLC

Prosper Funding’s Fifth Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) provides that, to the fullest extent permitted by applicable law, Prosper Funding’s directors and officers will not be liable to Prosper Funding for, and shall be indemnified by Prosper Funding against, any loss, damage or claim incurred by reason of any act or omission performed or omitted by such officer or director in good faith on Prosper Funding’s behalf and in a manner reasonably believed to be within the scope of the authority conferred on the officer or director by the LLC Agreement, except for any loss, damage or claim incurred by reason of the officer’s or director’s gross negligence or willful misconduct; provided, however, that any such indemnity shall be provided out of and to the extent of Prosper Funding’s assets only.  In addition, the LLC Agreement provides that, to the fullest extent permitted by applicable law, Prosper Funding may advance any expenses incurred by an officer or director defending any claim, demand, action, suit or proceeding prior to its final disposition, upon Prosper Funding’s receipt of an undertaking by or on behalf of the officer or director to repay such amount if it is determined that the officer or director is not entitled to be indemnified under the LLC Agreement.  Prosper Funding will not pay any such indemnification from any borrower loan collections that are allocable to the payment of Prosper Funding Notes.

Prosper Funding and PMI have entered into an Amended and Restated Services and Indemnity Agreement (the “GSS Agreement”) with Global Securitization Services, LLC (“GSS”) and Prosper Funding’s independent directors, David DeAngelis and Bernard Angelo, who are employees of GSS and are described as the “GSS Representatives.”  Under the GSS Agreement, PMI has agreed to indemnify the GSS Representatives and GSS (collectively, the “Indemnitees”) against any loss, damage or claim incurred by the Indemnitees as a result of the GSS Representatives’ service as independent directors for by reason of any act or omission performed or omitted by the GSS Representatives as Prosper Funding’s independent directors, except for any loss, damage or claim incurred by reason of the GSS Representative’s gross negligence or willful misconduct.  If any proceeding is asserted against the Indemnitees for which they may be indemnified under the GSS Agreement, PMI will retain and direct counsel to defend such action and will be responsible for paying all reasonable fees and disbursements of such counsel.  The Indemnitees have the right to approve such counsel, but may not unreasonably withhold approval.  If a court of competent jurisdiction determines that an Indemnitee is not entitled to indemnification under the GSS Agreement, GSS must repay any amounts paid by PMI to or on behalf of such Indemnitee in connection with those matters as to which it has been determined that such Indemnitee is not entitled to indemnification.

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

Executive Officer Compensation

Prosper Marketplace, Inc.

Summary Compensation Table

The following table provides information regarding the compensation earned during the year ended December 31, 2013 and December 31, 2012 by each person serving during the fiscal year ended December 31, 2013 as PMI's principal executive officer or other executive officer, who PMI collectively refer to as PMI's “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation	Totals ($)

Dawn G. Lepore (2)	2013	$9	-	$5	-	$14
Chief Executive Officer	2012	119	-	38	-	157

Stephan P. Vermut (3)	2013	284	-	185	-	469
Chief Executive Officer	2012	-		-	-	-

Ronald Suber (3)	2013	284	-	185		469
Head of Global Institutional Sales	2012	-		-	-	-

Aaron Vermut (3)	2013	225	-	185	-	410
President	2012	-	-	-	-	-

(1) Calculated in accordance with ASC 718 using the Black-Scholes model giving consideration to estimated forfeitures for outstanding options to purchase shares of PMI’s common stock.  There were no forfeitures by the above named executive officers during 2013 and 2012.  The key assumptions used in PMI’s ASC 718 calculation are discussed in Note 2 of PMI’s consolidated financial statements incorporated by reference into this Annual Report. .

(2) Ms. Lepore resigned as acting Chief Executive Officer and President on January 22, 2013. Ms. Lepore was granted 22,406 share option awards on March 15, 2012 with an exercise price of $1.70, which were subject to the terms and conditions of the 2005 Plan as set forth below. Such option award terminated by its terms when Ms. Lepore did not exercise within three months of her resignation from PMI. Ms. Lepore was granted 47,602 share nonstatutory option awards on August 5, 2013 with an exercise price of $0.10, which were subject to the terms and conditions of the 2005 Plan as set forth below. Such option award 47,602 terminated by its terms when Ms. Lepore did not exercise within ninety days from the date of grant.

(3) Messrs. Stephan Vermut, Ronald Suber and Aaron Vermut were each granted 1,849,089 share option awards on August 20, 2013 with an exercise price of $0.10, which are subject to the terms and conditions of the 2005 Plan as set forth below.

Narrative Discussion of the Summary Compensation Table

The named executive officers identified above have been granted stock option awards upon employment with PMI and for merit increases as further discussed below under “Outstanding Equity Awards at December 31, 2013.”  PMI has no formal incentive compensation programs in place for its officers.  PMI does not believe that its compensation policies promote inappropriate or excessive risk taking.  The compensation it pays to its named executive officers consists of three components: base salary, a discretionary bonus and stock option awards.  Base salary is a fixed amount, and is not tied to any metric relating to the performance of PMI’s business as a whole.  Discretionary bonuses, which PMI has only paid out on a limited number of occasions, also are not tied to any specific metrics regarding PMI’s performance. Except for the options granted to Ms. Lepore, Mr. Stephan Vermut, Mr. Suber and Mr. Aaron Vermut, PMI’s stock option awards are generally structured so that they vest over multiple years, which align the interests of the grantees with the long-term interests of PMI’s stockholders. The options granted to Ms. Lepore in March 2012 vested as follows: (i) 50% vested immediately upon grant, (ii) approximately 16.67% vested upon the completion of four months of employment, (iii) approximately 16.67% vested upon the completion of five months of employment, and (iv) approximately 16.67% vested upon the completion of six months of employment. The options granted to Ms. Lepore in August 2013 were fully vested upon grant. The options granted to Mr. Stephan Vermut, Mr. Suber and Mr. Aaron Vermut vest over multiple years, but will vest immediately upon a change in control.

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

Outstanding Equity Awards at December 31, 2013

The following table sets forth certain information regarding outstanding equity awards granted to PMI’s named executive officers that remained outstanding as of December 31, 2013.

Outstanding Equity Awards

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

Dawn Lepore*	-	-	$-	-
Stephan Vermut	-	-	$-	-
Ronald Suber	-	-	$-	-
Aaron Vermut	-	-	$-	-

* Ms. Lepore resigned as PMI’s acting Chief Executive Officer and President on January 22, 2013.

As of December 31, 2013, there were no material contracts, agreements, plans or arrangements, written or unwritten, that provided for payments or stock option awards to the named executive officers above in connection with their respective resignation, retirement or other termination.  All options granted to PMI’s named executive officers, except as otherwise provided, shall be subject to the terms and conditions of the 2005 Stock Option Plan as set forth below.

Employee Benefit Plans

Stock Option Plan

In 2005, PMI’s stockholders approved the adoption of the 2005 Stock Option Plan.  On December 1, 2010, PMI’s stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (as amended and restated, the “2005 Plan”).  The 2005 Plan will terminate upon the earliest to occur of (i) December 1, 2020, (ii) the date on which all shares of common stock available for issuance under the 2005 Plan have been issued as fully vested shares of common stock, and (iii) the termination of all outstanding stock options granted pursuant to the 2005 Plan.  The 2005 Plan provides for the grant of the following:

·	incentive stock options under the federal tax laws (“ISOs”), which may be granted solely to PMI’s employees, including officers; and

·	nonstatutory stock options (“NSOs”), which may be granted to PMI’s directors, consultants or employees, including officers.

Share Reserve.  On June 3, 2011 PMI’s board of directors and stockholders approved an amendment to the 2005 Plan to increase the total pool of shares subject to options issuable under the 2005 Plan by 3,550,875 shares.  On September 20, 2011 and October 17, 2011, respectively, PMI’s board of directors and stockholders approved another amendment to the 2005 Plan increasing the share pool by 1,000,000 shares.    On May 10, 2012 and July 17, 2012, respectively, PMI’s compensation committee and stockholders approved another amendment to the 2005 Plan increasing the share pool by 1,700,000 shares.  On January 14, 2013, PMI’s board of directors and stockholders approved another amendment to the 2005 Plan increasing the share pool by 56,483,417 shares. On July 17, 2013 and July 19, 2013, respectively, PMI’s board of directors and stockholders approved another amendment to the 2005 Plan increasing the share pool by 22,636,540 shares. On September 23, 2013, PMI’s board of directors and stockholders approved another amendment to the 2005 Plan increasing the share pool by 31,988,295. On October 29, 2013, PMI amended and restated its Certificate of Incorporation to effect a 10-for-1 reverse stock split. On March 18, 2013, PMI’s Compensation Committee approved an amendment to the 2005 Plan, which amendment was made effective as of October 29, 2013, adjusting the number of shares of PMI's common stock reserved for issuance under the 2005 Plan from 126,347,916 to 12,634,791 to reflect the 10-for-1 reverse stock split. As of the date hereof, an aggregate of 12,634,791 shares of PMI’s common stock are authorized for issuance under the 2005 Plan.  Shares of PMI’s common stock subject to options that have expired or otherwise terminate under the 2005 Plan without having been exercised in full will again become available for grant under the plan.  Shares of PMI’s common stock issued under the 2005 Plan may include previously unissued shares or reacquired shares bought on the market or otherwise.

Administration.  The 2005 Plan is administered by PMI’s board of directors, which in turn has delegated authority to administer the plan to the board of director's compensation committee (the “Administrator”).  Subject to the terms of the 2005 Plan, the Administrator determines recipients, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting.  Subject to the limitations set forth below, the Administrator will also determine the exercise price of options granted under the 2005 Plan.

Stock options will be granted pursuant to stock option agreements.  The exercise price for ISOs cannot be less than 100% of the fair market value of the common stock subject to the option on the date of grant.  The exercise price for NSOs cannot be less than 85% of the fair market value of the common stock subject to the option on the date of grant.  Options granted under the 2005 Plan will vest at the rate specified in the option agreement.  In general, the term of stock options granted under the 2005 Plan may not exceed ten years.  Unless the terms of an optionholder’s stock option agreement provide for earlier or later termination, if an optionholder’s service relationship with PMI, or any affiliate of PMI, ceases due to disability or death, the optionholder, or his or her beneficiary, may exercise any vested options for up to 12 months after the date the service relationship ends, unless the terms of the stock option agreement provide for earlier termination.  If an optionholder’s service relationship with PMI, or any affiliate of PMI, ceases without cause for any reason other than disability or death, the optionholder may exercise any vested options for up to three months after the date the service relationship ends, unless the terms of the stock option agreement provide for a longer or shorter period to exercise the option. Unvested shares of PMI’s common stock issued in connection with an optionholder's early exercise may be repurchased by PMI for up to ninety days after the date the service relationship with such person ends.

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

Limitations.  The aggregate fair market value, determined at the time of grant, of shares of PMI’s common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of PMI’s stock plans may not exceed $100.  The options or portions of options that exceed this limit are treated as NSOs.  No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of PMI’s total combined voting power unless the following conditions are satisfied:

·	the option exercise price must be at least 110% of the fair market value of the stock subject to the option on the date of grant; and

·	the term of any ISO award must not exceed five years from the date of grant.

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

Reorganization.  Upon the occurrence of a Reorganization Event (as defined below), each outstanding option shall be assumed or an equivalent option substituted by the successor corporation, except in the event that the successor corporation does not assume the option or an equivalent option is not substituted, then the Administrator shall notify the optionholder that one of the following will occur:

·	all options must be exercised as of a specified time prior to the Reorganization Event or will be terminated immediately prior to the Reorganization Event; or

·	all outstanding options will terminate upon consummation of such Reorganization Event and each participant will receive, in exchange therefore, a cash payment per share equal to the difference between the acquisition price per share and the exercise price.

A “Reorganization Event” is defined as (i) a merger or consolidation of PMI with or into another entity, as a result of which all of PMI’s common stock is converted into or exchanged for the right to receive cash, securities or other property or (ii) any exchange of all of PMI’s common stock for cash, securities or other property pursuant to a share exchange transaction.

401(k) Plan

PMI maintains through its payroll and benefits service provider, a defined contribution employee retirement plan that covers all of its employees meeting certain eligibility requirements.  The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code.  Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service, which is $17.5 for 2013.  Participants who are at least 50 years old can also make “catch-up” contributions, which in 2013 may be up to an additional $5.5 above the statutory limit.  Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions.  Employee contributions are held and invested by the plan’s trustee.  PMI’s contributions to the plan are discretionary and PMI has not made any contributions to date.

Director Compensation

As reflected in the table below, PMI occasionally grants options to its directors for their service on the board of directors but does not otherwise compensate directors for their service on the board.

Name	Fees earned or paid in cash	Stock awards	Option awards(1)($)		Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Patrick W. Grady	$-	$-	$-		$-	$-	$-	$-
Rajeev V. Date	-	-	$8		-	-	-	$8	(2)
Christopher Bishko	-	-	-		-	-	-	-
Court Coursey (3)	-	-	-		-	-	-	-
Timothy C. Draper (3)	-	-	-		-	-	-	-
Nigel W. Morris (3)	-	-	$75	(4)	-	-	-	$75
Eric Schwartz (3)	-	-	$75	(5)	-	-	-	$75

(1)	Calculated in accordance with ASC 718 using the Black-Scholes model giving consideration to estimated forfeitures for outstanding options to purchase shares of PMI’s common stock. The key assumptions used in PMI’s ASC 718 calculation are discussed in Note 2 to the Prosper Marketplace Inc. financial statements.
(2)	Mr. Date was granted 75,000 share option awards on August 20, 2013 with an exercise price of $0.10, which are subject to terms and conditions of the 2005 Plan. This was the only outstanding option award for Mr. Date as of December 31, 2013.
(3)	Effective January 14, 2013, Messrs. Coursey, Draper, Morris and Schwartz resigned from PMI's board of directors.
(4)	Represents a warrant to acquire 43,831 shares of PMI’s common stock at $1.70 per share granted to QED Fund I, L.P. as compensation for Mr. Morris. Such warrant was forfeited by its terms on January 14, 2013 when Mr. Morris resigned from PMI’s board of directors.
(5)	Represents a warrant to acquire 43,831 shares of PMI’s common stock at $1.70 per share granted to Mr. Schwartz. Such warrant was the only outstanding option award for Mr. Schwartz as of December 31, 2013.

From time to time, PMI reimburses certain of its non-employee directors for travel and other expenses incurred in connection with attending board of directors meetings.  PMI has agreed to reimburse certain of its directors for legal expenses incurred by them stemming from the class action lawsuit as described in the “Information About Prosper Marketplace, Inc.—Legal Proceedings” incorporated by reference into this Annual Report.

Prosper Funding LLC

Prosper Funding does not compensate any of its officers.

Director Compensation

Prosper Funding does not compensate its directors for service on the Board.  On May 30, 2013, Prosper Funding, PMI, Global Securitization Services, LLC (“GSS”), and Prosper Funding’s independent directors, David V. DeAngelis and Bernard J. Angelo, who are employees of GSS and are described as the “GSS representatives,” entered into an Amended and Restated Services and Indemnity Agreement (the “GSS Agreement”), pursuant to which, among other things, (i) GSS and the GSS representatives agreed that the GSS representatives would serve as Prosper Funding’s independent directors, and (ii) Prosper Funding agreed to pay GSS an annual fee of $5 as compensation for providing such independent director services.  The GSS Agreement amended and restated, in its entirety, the Services and Indemnity Agreement, dated March 1, 2012, entered into by Prosper Funding, PMI, GSS, Bernard J. Angelo and Kevin P. Burns.  On the same date the parties entered into the GSS Agreement, Kevin P. Burns resigned as a director of Prosper Funding and David V. DeAngelis was elected a director of Prosper Funding. Prosper Funding does not consider the annual fee it pays to GSS to constitute director compensation.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Sachin Adarkar	$-	$-	$-	$-	$-	$-	$-
Bernard J. Angelo	-	-	-	-	-	-	-
David V. DeAngelis	-	-	-	-	-	-	-
Joseph L. Toms	-	-	-	-	-	-	-
Kirk T. Inglis	-	-	-	-	-	-	-
Kevin P. Burns	-	-	-	-	-	-	-
Stephan Vermut	-	-	-	-	-	-	-
Aaron Vermut	-	-	-	-	-	-	-
Ronald Suber	-	-	-	-	-	-	-

Item 12.	Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters

Prosper Marketplace, Inc.

Principal Security Holders of PMI following the Recapitalization

The following table sets forth information regarding the beneficial ownership of PMI’s common stock as of March 27, 2014, by:

●	each of PMI’s directors;

●	each of PMI’s named executive officers;

●	each person, or group of affiliated persons, who is known by PMI to beneficially own more than 5% of PMI’s common stock; and

●	all of PMI’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options or warrants that are immediately exercisable or exercisable within 60 days after March 27, 2014. Except as otherwise indicated in the footnotes to the table below, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations are based on 13,425,863 shares of common stock outstanding as of March 27, 2014. Each share of PMI preferred stock is convertible at any time at the discretion of the holder.  Shares of PMI’s Series A Preferred Stock and Series B Preferred Stock convert into shares of PMI common stock at a ratio of 1 to 1.  Shares of PMI’s Series A-1 Preferred Stock convert into shares of PMI common stock at a ratio of 1,000,000 to 1.

In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, PMI deemed outstanding all shares of common stock subject to options and warrants held by that person or entity that are currently exercisable or exercisable within 60 days of March 27, 2014. PMI did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1.0% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners and officers are in care of Prosper Marketplace, Inc., 101 Second Street, 15th Floor, San Francisco, CA 94105.

	Total Beneficial Ownership
	Number of	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage
	2013	2013
Officer and Directors

Rajeev Date (1)	75,000	*

Pat Grady (2)	10,249,583	43.29%

Christopher Bishko (3)	434,591	3.18%

Stephan Vermut (4)	3,130,629	21.29%

Aaron Vermut (5)	3,130,629	21.29%

Ronald Suber (6)	3,130,629	21.29%

Dawn Lepore	-	-

All directors and executive officers as a group (7)*	20,151,061	72.45%

5% Shareholders
Accel Partners (8)	4,632,485	28.86%

Agilus Ventures (9)	1,202,408	8.64%

Draper Fisher Jurvetson (10)	1,457,557	10.28%

IDG Capital Partners (11)	4,632,485	28.86%

Meritech Capital Partners (12)	997,839	7.14%

Sequoia Capital (13)	10,249,583	43.29%

BlackRock (14)	1,657,746	10.99%

Garrison (15)	1,657,746	10.99%

Stephan Vermut (16)	3,130,629	21.29%

Aaron Vermut (17)	3,130,629	21.29%

Ronald Suber (18)	3,130,629	21.29%

(1)	As of March 27, 2014, there were 13,425,863 shares of common stock outstanding. If all preferred stock, warrants and options were converted into shares of common stock, there would be 46,560,897 shares of common stock outstanding as of March 27, 2013. On a fully diluted as-converted basis, PMI’s officers, directors and 5% shareholders would own the following percentages of PMI’s stock, as of March 27, 2013:

·	Dawn Lepore: 0.00%
·	Rajeev Date: *
·	Pat Grady: 24.73%
Christopher Bishko: 1.05%
·	Stephan Vermut: 7.55%
Aaron Vermut: 7.55%
Ronald Suber: 7.55%
All directors and executive officers as a group: 49.02%
Accel Partners: 11.18%
Agilus Ventures: 2.90%
Draper Fisher Jurvetson: 3.52%
IDG Capital Partners: 11.18%
Meritech Capital Partners: 2.41%
Sequoia Capital: 24.73%
BlackRock: 5.00%
Garrison: 5.00%
Stephan Vermut: 7.55%
Aaron Vermut: 7.55%
Ronald Suber: 7.55%

(1)	Consists of 75,000 shares of common stock issuable upon the exercise of stock options held by Rajeev Date.

(2)	Consists of 10,249,583 shares of common stock issuable upon the conversion of preferred stock held by Sequoia Capital through certain of its affiliates. Mr. Grady is a partner of Sequoia Capital and therefore may be deemed to share voting and investment power over these shares. Mr. Grady disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.

(3)	Consists of 214,776 shares of common stock, 217,196 shares of common stock issuable upon the conversion of preferred stock and warrants to purchase 2,619 shares of common stock issuable upon the exercise of warrants held by Omidyar Network. Mr. Bishko is an investment partner of Omidyar Network and therefore may be deemed to share voting and investment power over these shares. Mr. Bishko disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.

(4)	Consists of 1,849,049 shares of common stock, 693,408 shares of common stock issuable upon the conversion of preferred stock and 588,132 shares of common stock issuable upon the exercise of stock options held by Stephan Vermut or his affiliate. Mr. Vermut is deemed to have voting and investment power over these shares. Mr. Vermut disclaims beneficial ownership with respect to the shares held by his affiliate except to the extent of his pecuniary interest therein.

(5)	Consists of 1,849,049 shares of common stock, 693,408 shares of common stock issuable upon the conversion of preferred stock and 588,132 shares of common stock issuable upon the exercise of stock options held by Aaron Vermut.

(6)	Consists of 1,849,049 shares of common stock, 693,408 shares of common stock issuable upon the conversion of preferred stock and 588,132 shares of common stock issuable upon the exercise of stock options held by Ronald Suber.

(7)	Consists of 5,762,043 shares of common stock, 12,547,003 shares of common stock issuable upon the conversion of preferred stock, 1,839,396 shares of common stock issuable upon the exercise of stock options and 2,619 shares of common stock issuable upon the exercise of warrants.

(8)	Represents 1,133,055 shares of common stock, 1,449,171 shares of common stock issuable upon the conversion of preferred stock and 7,639 shares of common stock issuable upon exercise of warrants held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); 874,015 shares of common stock and 944,546 shares of common stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (the “IDG Shares”); and 174,262 shares of common stock, 222,884 shares of common stock issuable upon the conversion of preferred stock and 1,175 shares of common stock issuable upon exercise of warrants held by the James Breyer 2011 Annuity Trust 2 and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Shares”). Accel Partners is deemed to have voting and investment power over the Accel Shares. Accel Partners is an affiliate of IDG Capital Partners and may also therefore be deemed to share voting and investment power over the IDG Shares. Mr. Breyer is a partner of Accel Partners and therefore Accel Partners may also be deemed to share voting and investment power over the Breyer Shares. Accel Partners disclaims beneficial ownership of the IDG Shares and Breyer Shares except to the extent of its pecuniary interest therein. The address of Accel Partners is 428 University Avenue, Palo Alto, California 94301.

(9)	Represents 708,519 shares of common stock, 486,358 shares of common stock issuable upon the conversion of preferred stock and 7,531 shares of common stock issuable upon exercise of warrants held by Agilus Ventures through certain of its affiliates. Volition Capital, LLC, manages the US portfolio of Agilus Ventures under a sub-advisory agreement and has voting and investment power over the shares held by Agilus Ventures. The address of Agilus Ventures is 82 Devonshire Street, E16B, Boston, Massachusetts 02109

(10)	Represents 710,899 shares of common stock and 746,658 shares of common stock issuable upon the conversion of preferred stock held by Draper Fisher Jurvetson through certain of its affiliates. Draper Fisher Jurvetson is deemed to have voting and investment power over these shares. The address for Draper Fisher Jurvetson is 2882 Sand Hill Road, Suite 150, Menlo Park, California 94025.

(11)	Represents 699,753 shares of common stock and 944,546 shares of common stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (“IDG Shares”); 1,133,055 shares of common stock, 1,449,171 shares of common stock issuable upon the conversion of preferred stock and 7,639 shares of common stock issuable upon exercise of warrants held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); and 174,262 shares of common stock, 222,884 shares of common stock issuable upon the conversion of preferred stock and 1,175 shares of common stock issuable upon exercise of warrants held by the James Breyer 2011 Annuity Trust 2 and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Shares”). IDG Capital Partners is deemed to have voting and investment power over the IDG Shares. IDG Capital Partners is an affiliate of Accel Partners and may also therefore be deemed to share voting and investment power over the Accel Shares. Mr. Breyer is a partner of Accel Partners, which is an affiliate of IDG Capital Partners, and therefore IDG Capital Partners may also be deemed to share voting and investment power over the Breyer Shares. IDG Capital Partners disclaims beneficial ownership of the Accel Shares and Breyer Shares except to the extent of its pecuniary interest therein. The address for IDG Capital Partners is 99 Queen’s Road Central, Unit 1509, The Center, Hong Kong, China.

(12)	Represents 439,33 shares of common stock, 555,751 shares of common stock issuable upon the conversion of preferred stock and 2,755 shares of common stock issuable upon the exercise of warrants held by Meritech Capital Partners through certain of its affiliates. Meritech Capital Partners is deemed to have voting and investment power over these shares. The address for Meritech Capital Partners is 245 Lytton Avenue, Suite 350, Palo Alto, California 94301.

(13)	Represents 439,333 shares of common stock issuable upon the conversion of preferred stock held by Sequoia Capital through certain of its affiliates. Sequoia Capital is deemed to have voting and investment power over these shares. The address for Sequoia Capital is 300 Sand Hill Road, 4-250, Menlo Park, California 94025

(14)	Represents 1,657,746 shares of common stock issuable upon the conversion of preferred stock held by BlackRock through certain of its affiliates. BlackRock is deemed to have voting and investment power over these shares. The address for BlackRock is 40 East 52nd Street, New York, NY 10022.

(15)	Represents 1,657,746 shares of common stock issuable upon the conversion of preferred stock held by Garrison through certain of its affiliates. Garrison is deemed to have voting and investment power over these shares. The address for Garrison is 1290 Avenue of the Americas, Suite 914, New York, NY 10019.

(16)	Consists of 1,849,089 shares of common stock, 693,408 shares of common stock issuable upon the conversion of preferred stock and 588,132 shares of common stock issuable upon the exercise of stock options held by Stephan Vermut or his affiliate. Mr. Vermut is deemed to have voting and investment power over these shares. Mr. Vermut disclaims beneficial ownership with respect to the shares held by his affiliate except to the extent of his pecuniary interest therein.

(17)	Consists of 1,849,089 shares of common stock, 693,408 shares of common stock issuable upon the conversion of preferred stock and 588,132 shares of common stock issuable upon the exercise of stock options held by Aaron Vermut.

(18)	Consists of 1,849,089 shares of common stock, 693,408 shares of common stock issuable upon the conversion of preferred stock and 588,132 shares of common stock issuable upon the exercise of stock options held by Ronald Suber.

The following table sets forth information, as of December 31, 2013, with respect to shares of PMI common stock that may be issued under PMI's existing equity compensation plans.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2005 Stock Incentive Plan, as amended	938,585	$0.20	5,414,052
All stockholder approved plans	938,585	$0.20	5,414,052
Equity compensation plans not approved by stockholders:
N/A	N/A	N/A	N/A
All non-stockholder approved plans	N/A	N/A	N/A
Total	938,585	$0.20	5,414,052

(1)	The 2005 Stock Incentive Plan includes option issuances to employee, directors and certain consultants, advisors or vendors; however it does not include warrants granted to outside individuals, consultants, advisors and vendors.

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

Prosper Marketplace, Inc.

Transactions with Related Parties

On January 22, 2013, PMI entered into the Administration Agreement with Prosper Funding, pursuant to which PMI agreed to provide certain administrative services relating to the platform.

Since PMI’s inception, it has engaged in various transactions with its directors, executive officers and holders of more than 5% of its voting securities, and immediate family members and other affiliates of its directors, executive officers and 5% stockholders.  Since January 1, 2013, PMI has engaged in the following financial transactions with an aggregate value of greater than $120 with its directors, executive officers and holders of more than 5% of its voting securities and other affiliates of its directors and executive officers.  PMI believes that all of the transactions described below were made on terms no less favorable to PMI than could have been obtained from unaffiliated third parties.

Asset Transfer

On January 22, 2013, Prosper Funding and PMI entered into an Asset Transfer Agreement (the “Asset Transfer Agreement”) pursuant to which PMI, effective February 1, 2013 (i) transferred the platform and substantially all of PMI’s assets and rights related to the operation of the platform to Prosper Funding, and (ii) made a capital contribution to Prosper Funding in excess of $3,000. Under the Asset Transfer Agreement, PMI also transferred substantially all of its remaining assets to Prosper Funding, including (i) all outstanding PMI Notes issued by PMI under the Indenture dated June 15, 2009 between PMI and Wells Fargo Bank, as trustee ("the Indenture"), (ii) all PMI Borrower Loans, (iii) all lender/borrower/group leader registration agreements related to the PMI Notes or the PMI Borrower Loans, and (iv) all documents and information related to the foregoing. The transfer of assets under the Asset Transfer Agreement is referred to as the “Asset Transfer.”  Certain hardware and agreements relevant to the development, maintenance and use of the platform, including in relation to the origination, funding and servicing of Prosper Funding Borrower Loans, and the issuance, funding and payment of the Prosper Funding Notes, were not transferred or assigned to Prosper Funding by PMI.  In addition, PMI did not transfer to Prosper Funding (i) agreements with PMI’s directors, officers or employees and PMI’s financial, legal or other advisors or consultants, (ii) certain agreements with vendors to provide PMI with goods or services in the ordinary course of business (including software licensed pursuant to any “shrink wrap” or “click wrap” license), and (iii) certain cash and short-term investments.

In the Asset Transfer Agreement, PMI agreed, among other things, to:

·	fund any repurchase obligation with respect to the PMI Notes, and indemnify Prosper Funding for any other losses that arise out of any lender/borrower/group leader registration agreement related to the PMI Notes or the PMI Borrower Loans, including as a result of a breach by PMI of any of its representations or warranties made therein;

·	fund any arbitration filing or administrative fees or arbitrator fees payable under any lender/borrower/group leader registration agreement related to the PMI Notes or the PMI Borrower Loans; and

·	fund any indemnification obligations that arise under any group leader registration agreement entered into by PMI prior to the date of the Asset Transfer.

PMI has continued to service the PMI Borrower Loans pursuant to the Administration Agreement between PMI and Prosper Funding. Under the Administration Agreement, PMI agreed, among other things, to use commercially reasonable efforts to service and collect the PMI Borrower Loans and will indemnify Prosper Funding for any losses as a result of its breach of such obligation.

Holders of the PMI Notes are third party beneficiaries under the Asset Transfer Agreement and the Administration Agreement.

PMI Note Assumption

Under Section 4.1 of the Indenture, PMI may transfer substantially all of its assets to any person without the consent of the holders of the PMI Notes, provided that the transferee expressly assumes all of PMI’s obligations under the Indenture and the PMI Notes. In that case, the transferee will succeed to and be substituted for PMI, and PMI will be discharged from all of its obligations and covenants, under the Indenture and the PMI Notes.  Accordingly, on January 22, 2013, PMI, Prosper Funding and Wells Fargo Bank, as trustee entered into the Amended and Restated Indenture, effective February 1, 2013, which (i) effected such assumption, substitution and discharge (the “Note Assumption”), and (ii) amended and restated the Indenture to reflect the Note Assumption and to make certain other amendments to the Indenture as permitted therein.  Following the Note Assumption, Prosper Funding is the obligor with respect to the PMI Notes and the Amended and Restated Indenture, and PMI no longer has any obligations with respect thereto.

Participation in the Platform

PMI’s executive officers, directors and 5% shareholders have bid on and purchased PMI Notes, Prosper Funding Notes and PMI Borrower Loans originated through the platform from time to time in the past. As of December 31, 2013, these parties had purchased $5,989 of PMI Notes, Prosper Funding Notes and PMI Borrower Loans through the platform. James Breyer has purchased Prosper Funding Notes, PMI Notes and PMI Borrower Loans in an aggregate amount of $1,825; Ronald Suber has purchased Prosper Funding Notes and PMI Notes in an aggregate amount of $1,151; Larry Cheng has purchased Prosper Funding Notes, PMI Notes and PMI Borrower Loans in an aggregate amount of $34; Kirk Inglis has purchased Prosper Funding Notes, PMI Notes and PMI Borrower Loans in an aggregate amount of $51; Nigel Morris has purchased Prosper Funding Notes, PMI Notes and PMI Borrower Loans in an aggregate amount of $103; Timothy Draper has purchased Prosper Funding Notes, PMI Notes and PMI Borrower Loans in an aggregate amount of $852; Joseph Toms has purchased Prosper Funding Notes, PMI Notes and PMI Borrower Loans in an aggregate amount of $14; Dawn Lepore has purchased Prosper Funding Notes, PMI Notes and PMI Borrower Loans in an aggregate amount of $31; and Aaron Vermut has purchased Prosper Funding Notes, PMI Notes and PMI Borrower Loans in an aggregate amount of $18. Of the total aggregate amount of Prosper Funding Notes, PMI Notes and PMI Borrower Loans purchased by executive officers, directors, 5% shareholders from launch of the platform through December 31, 2013, approximately $388 or 14% of principal has been charged off, as compared to approximately $72,976 or 12% of principal charged off for all Prosper Funding Notes, PMI Notes and PMI Borrower Loans originated from launch of the platform through December 31, 2013. The Prosper Funding Notes, PMI Notes and PMI Borrower Loans were obtained on terms and conditions that were not more favorable than those obtained by other lender members. In addition, from time to time, PMI funded portions of qualified loan requests and held any Prosper Funding Notes and PMI Notes it purchased as a result of such funding for its own account. As of December 31, 2013, PMI had purchased Prosper Funding Notes and PMI Notes for investments in the aggregate amount of approximately $274.

Financing Arrangements with Significant Shareholders, Directors and Officers

In January 2013, PMI entered into a Stock Purchase Agreement with certain new investors and certain of its existing investors (each a “Share Purchaser” and, collectively, the “Share Purchasers”), pursuant to which PMI issued and sold to such Share Purchasers (directly or through certain of their affiliates) an aggregate of 13,868,152 shares of PMI’s Series A Preferred Stock for an aggregate consideration of $20,000. The Share Purchasers included SC Prosper Holdings LLC, Merlin Acorn, LP, Draper Fisher Jurvetson, TomorrowVentures 2010 Fund, LLC, QED Fund I, L.P. and Eric & Erica Schwartz Investments LLC.

In connection with that sale, PMI also issued 5,117,182 shares at the par value $0.01 per share of Series A-1 convertible preferred stock "(Series A-1 Preferred Stock)" to certain previous holders of PMI’s preferred stock who participated in the sale. Upon issuance of PMI Series A and Series A-1 Preferred Stock, all of PMI’s preferred stock existing prior to such issuance was converted into PMI common stock at a 1:1 ratio if the holder of the preferred stock participated in this offering or at a 10:1 ratio if the holder of the preferred stock did not so participate.

The participants in this convertible preferred stock financing included the (i) executive officers, (ii) directors, and (iii) individuals and entities set forth in the following table, each of which held, directly or indirectly (either directly or through one or more affiliates), 5% or more of any class of PMI’s voting securities at the time the transaction was consummated.

Participant	Series A	Series A-1

Stephan Vermut	693,408	-
Ronald Suber	693,408	-
James Breyer	154,925	163,330
Aaron Vermut	693,408	-
Accel Partners	1,007,307	1,061,955
Agilus Ventures	486,358	512,745
Benchmark Capital Partners	96,338	101,564
Crosslink Capital	288,853	304,525
DAG Ventures	426,007	449,118
Draper Fisher Jurvetson	497,981	524,999
IDG Capital Partners	664,008	700,033
Meritech Capital Partners	426,007	449,120
Sequoia Capital	6,934,084	-

On September 23, 2013, PMI entered into a Stock Purchase Agreement with certain new investors and certain of its existing investors (each, a “Series B Share Purchaser” and, collectively, the “Series B Share Purchasers”), pursuant to which, PMI issued and sold to such Series B Share Purchasers (either directly or through certain of their respective affiliates) 8,288,734 shares of PMI’s Series B Preferred Stock (the “Shares”) for an aggregate purchase price of $25,000, net of issuance costs. The Share Purchasers included SC Prosper Holdings LLC and Omidyar Network Fund LLC.

The participants in this convertible preferred stock financing included the (i) executive officers, (ii) directors, and (iii) individuals and entities set forth in the following table, each of which held, directly or indirectly (either directly or through one or more affiliates), 5% or more of any class of PMI’s voting securities at the time the transaction was consummated.

Participant	Series B
Draper Fisher Jurvetson	248,677
IDG Capital Partners	280,538
Accel Partners	509,824
BlackRock	1,657,746
Garrison	1,657,749
Sequoia Capital	3,315,499

For further information regarding stock ownership for officers, directors and security holders owning greater than 5% ownership of all PMI classes of voting securities please see “Principal Securityholders—Prosper Marketplace, Inc.”

As of the date of this Annual Report, three of PMI's directors, Patrick Grady, Stephan P. Vermut and Christopher Bishko are affiliated with Sequoia Capital, Merlin Acorn, LP, and Omidyar Network respectively.  The notes to PMI's beneficial ownership table describe these affiliations in greater detail in “Item 12—Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters—Principal Security Holders.”

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

Asset Transfer

On January 22, 2013, Prosper Funding and PMI entered into the Asset Transfer Agreement pursuant to which PMI, effective February 1, 2013 (i) transferred the platform and substantially all of PMI’s assets and rights related to the operation of the platform to Prosper Funding, and (ii) made a capital contribution to Prosper Funding in excess of $3,000. Under the Asset Transfer Agreement, PMI also transferred substantially all of its remaining assets to Prosper Funding, including (i) all outstanding PMI Notes issued by PMI under the Indenture (ii) all PMI Borrower Loans, (iii) all lender/borrower/group leader registration agreements related to the PMI Notes or the PMI Borrower Loans, and (iv) all documents and information related to the foregoing. Certain hardware and agreements relevant to the development, maintenance and use of the platform, including in relation to the origination, funding and servicing of Prosper Funding Borrower Loans, and the issuance, funding and payment of the Prosper Funding Notes, were not transferred or assigned to Prosper Funding by PMI.  In addition, PMI did not transfer to Prosper Funding (i) agreements with PMI’s directors, officers or employees and PMI’s financial, legal or other advisors or consultants, (ii) certain agreements with vendors to provide PMI with goods or services in the ordinary course of business (including software licensed pursuant to any “shrink wrap” or “click wrap” license), and (iii) certain cash and short-term investments.

In the Asset Transfer Agreement, PMI agreed, among other things, to:

·	fund any repurchase obligation with respect to the PMI Notes, and indemnify Prosper Funding for any other losses that arise out of any lender/borrower/group leader registration agreement related to the PMI Notes or the PMI Borrower Loans, including as a result of a breach by PMI of any of its representations or warranties made therein;

·	fund any arbitration filing or administrative fees or arbitrator fees payable under any lender/borrower/group leader registration agreement related to the PMI Notes or the PMI Borrower Loans; and

·	fund any indemnification obligations that arise under any group leader registration agreement entered into by PMI prior to the date of the Asset Transfer.

PMI continues to service the PMI Borrower Loans pursuant to the Administration Agreement between PMI and Prosper Funding. Under the Administration Agreement, PMI agreed, among other things, to use commercially reasonable efforts to service and collect the PMI Borrower Loans and will indemnify Prosper Funding for any losses as a result of its breach of such obligation.

Holders of the PMI Notes are third party beneficiaries under the Asset Transfer Agreement and the Administration Agreement.

PMI Note Assumption

Under Section 4.1 of the Indenture, PMI may transfer substantially all of its assets to any person without the consent of the holders of the PMI Notes, provided that the transferee expressly assumes all of PMI’s obligations under the Indenture and the PMI Notes. In that case, the transferee will succeed to and be substituted for PMI, and PMI will be discharged from all of its obligations and covenants, under the Indenture and the PMI Notes. Accordingly, on January 22, 2013, PMI, Prosper Funding and the Wells Fargo Bank, as trustee, entered into the Amended and Restated Indenture, effective February 1, 2013, which (i) effected the Note Assumption, and (ii) amended and restated the Indenture to reflect the Note Assumption and to make. Following the Note Assumption, Prosper Funding is the obligor with respect to the PMI Notes and the Indenture, and PMI no longer has any obligations with respect thereto.

Prosper Funding has not engaged in any other transactions with its directors, executive officers, holders of more than 5% of its voting securities, or immediate family members or other affiliates of its directors, executive officers or 5% stockholders.

Participation in the Platform

Prosper Funding’s executive officers, directors and affiliates have bid on and purchased Prosper Funding Notes, PMI Notes and PMI Borrower Loans originated through the platform from time to time in the past. As of December 31, 2013, these parties had purchased $3,046 of Prosper Funding Notes, PMI Notes and PMI Borrower Loans through the platform. Christian Larsen has purchased Prosper Funding Notes, PMI Notes and PMI Borrower Loans in an aggregate amount of approximately $1,803; Ronald Suber has purchased Prosper Funding Notes and PMI Notes in an aggregate amount of $1,151; Aaron Vermut has purchased Prosper Funding Notes and PMI Notes in an aggregate amount of $18; Joseph Toms has purchased Prosper Funding Notes and PMI Notes in an aggregate amount of $14; Kirk Inglis has purchased Prosper Funding Notes, PMI Notes and PMI Borrower Loans in an aggregate amount of $51; Daniel Sanford has purchased Prosper Funding Notes and PMI Notes in an aggregate amount of $7; and Sachin Adarkar has purchased Prosper Funding Notes and PMI Notes in an aggregate amount of $1. Of the total aggregate amount of Prosper Funding Notes purchased by executive officers, directors and affiliates from launch of the platform through December 31, 2013, approximately $142 or 9% of principal has been charged off, as compared to approximately $72,976 or 12% of principal charged off for all Prosper Funding Notes, PMI Notes and PMI Borrower Loans originated from launch of the platform through December 31, 2013. The Prosper Funding Notes, PMI Notes and PMI Borrower Loans were obtained on terms and conditions that were not more favorable than those obtained by other lender members. In addition, from time to time, Prosper Funding funded portions of qualified loan requests and held any Prosper Funding Notes it purchased as a result of such funding for its own account. As of December 31, 2013, Prosper Funding had purchased Prosper Funding Notes for investments in the aggregate amount of approximately $161.

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

Prosper Marketplace, Inc. and Prosper Funding LLC

Burr Pilger Mayer, Inc. (“BPM”) served as PMI and Prosper Funding’s independent registered public accounting firm for the fiscal year ended December 31, 2013 and is serving in such capacity for the current fiscal year.  BPM was engaged in August 2013.

The aggregate fees billed by BPM for professional services to PMI and Prosper Funding were $105 in 2013.

OUM & Co. LLP served as PMI and Prosper Funding’s independent registered public accounting firm for the fiscal year ended 2012, and the period from January 2013 through August 2013. The aggregate fees billed by OUM & Co. LLP to PMI and Prosper Funding were $97 and $452 during the fiscal years ended December 31, 2013 and 2012, respectively.

Audit Fees.  The aggregate fees billed by BPM for professional services rendered for PMI and Prosper Funding for the audit of annual financial statements, the review of the quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were $105 in 2013.  OUM & Co. LLP billed $97 and $452 for such fees in 2013 and 2012, respectively.

Audit Related Fees.  There were no aggregate fees billed by BPM or OUM & Co. LLP for 2013 and 2012 for professional assurance and related services reasonably related to the performance of the audit of the PMI and Prosper Funding’s financial statements, but not included under Audit Fees.

Tax Fees.  There were no aggregate fees billed by BPM or OUM & Co. LLP for 2013 and 2012 for professional services for tax compliance, tax advice and tax planning in 2013 and 2012.

All Other Fees.  None.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) Reports of Independent Registered Public Accounting Firms

(a1) Report of Independent Registered Public Accounting Firm for PMI	F-1

(a2) Report of Former Independent Registered Public Accounting Firm for PMI	F-2

(a3) Report of Independent Registered Public Accounting Firm for Prosper Funding	F-27

(a4) Report of Former Independent Registered Public Accounting Firm for Prosper Funding	F-28

(b) Documents List
1. Financial Statements
Prosper Marketplace, Inc.
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013 and 2012	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	F-6
Notes to Consolidated Financial Statements	F-7

Prosper Funding LLC
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-29
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	F-30
Consolidated Statements of Member's Equity for the years ended December 31, 2013 and 2012	F-31
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	F-32
Notes to Consolidated Financial Statements	F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Prosper Marketplace, Inc.

We have audited the accompanying consolidated balance sheet of Prosper Marketplace, Inc. and its subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prosper Marketplace, Inc. and its subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
of Prosper Marketplace, Inc.

We have audited the accompanying consolidated balance sheet of Prosper Marketplace, Inc. as of December 31, 2012 and the related consolidated statement of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of PMI’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prosper Marketplace, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ OUM & Co. LLP
San Francisco, California
March 18, 2013

Schedule I

Prosper Marketplace, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	December 31,	December 31,
ASSETS	2013	2012
Cash and cash equivalents	$18,339	$2,300
Restricted cash	15,473	5,949
Short term investments	-	1,000
Accounts receivable	218	92
Loans held for investment	3,917	175
Borrower loans receivable at fair value	226,238	166,900
Property and equipment, net	3,396	1,530
Prepaid and other assets	708	376
Total Assets	$268,289	$178,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$6,737	$4,766
Class action settlement liability	10,000	-
Notes at fair value	226,794	167,478
Repurchase liability for unvested restricted stock awards	609	-
Repurchase and indemnification obligation	32	41
Total Liabilities	244,172	172,285

Commitments and contingencies (see Note 12)

Stockholders' Equity
Convertible preferred stock – Series A-F, ($0. 01 par value; zero and 7,195,813 shares authorized, issued and outstanding as of December 31, 2013 and December 31, 2012. Aggregate liquidation preferences of zero and $51 as of December 31, 2013 and December 31, 2012, respectively	-	72
Convertible preferred stock – Series A ’13, A-1 ’13 and B ’13, $0.01 par value; 27,274,068 and zero shares authorized, issued and outstanding as of December 31, 2013 and December 31, 2012, respectively. Aggregate liquidation preference of $96 and zero as of December 31, 2013 and December 31, 2012, respectively.	273	-
Common stock --$0.01 par value; 41,487,465 shares authorized; 13,720,214 shares issued and outstanding as of December 31, 2013; 8,263,000 shares authorized; 300,674 issued and outstanding as of December 31, 2012	75	5
Additional paid-in capital	128,140	83,150
Less: treasury stock	(291)	(291)
Accumulated deficit	(104,080)	(76,899)
Total stockholders' equity	24,117	6,037
Total Liabilities and Stockholders' Equity	$268,289	$178,322

The number of shares issued and outstanding reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(in thousands, except for share amounts)

	For the Twelve Months Ended December 31,
	2013	2012
Revenues
Origination fees	$16,471	$6,918
Interest income on borrower loans	35,526	23,101
Interest expense on notes	(33,072)	(21,889)
Rebates and promotions	(1,534)	(1,322)
Total Revenues	17,391	6,808

Cost of revenues
Cost of services	(2,056)	(1,421)
Provision for repurchase and indemnification obligation	(118)	(26)
Net revenues	15,217	5,361

Operating expenses
Compensation and benefits	13,079	10,334
Marketing and advertising	14,851	5,683
Depreciation and amortization	961	679
Professional services	1,979	3,307
Facilities and maintenance	1,764	1,228
Class action settlement	10,000	-
Loss on impairment of fixed assets	62	-
Other	1,733	1,580
Total Expenses	44,429	22,811
Loss Before Other Income and Expenses	(29,212)	(17,450)

Other Income and Expenses
Interest income	3	14
Change in fair value on borrower loans, loans held for investment and notes, net	877	957
Other income	1,151	369
Total Other Income and Expenses	2,031	1,340

Loss Before Income Taxes	(27,181)	(16,110)
Provision for income taxes	-	-
Net Loss	$(27,181)	$(16,110)

Net loss per share – basic and diluted	(4.14)	(5.51)
Weighted – average shares – basic and diluted net loss per share	6,567,201	2,925,611

The weighted average number of shares and the net loss per share reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Stockholders' Equity
 (in thousands, except for share and per share amounts)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of January 1, 2012	7,195,813	$72	469,550	$5	(182,264)	$(291)	$82,733	$(60,789)	$21,730

Exercise of vested stock options	-	-	13,388	-	-	-	19	-	19

Exercise of nonvested stock options	-	-	-	-	-	-	-	-	-

Issuance of common stock warrants	-	-	-	-	-	-	58	-	58

Repurchase of restricted stock	-	-	-	-	-	-	-	-	-

Stock-based compensation expense	-	-	-	-	-	-	340	-	340

Net loss	-	-	-	-	-	-		(16,110)	(16,110)

Balance as of December 31, 2012	7,195,813	$72	482,938	$5	(182,264)	$(291)	$83,150	$(76,899)	$6,037

Issuance of convertible preferred stock, new Series A, net of issuance cost	13,868,152	139	-	-	-	-	19,702	-	19,841

Issuance of convertible preferred stock, Series A-1	5,117,182	51	-	-	-	-	-	-	51

Issuance of convertible preferred stock, new Series B, net of issuance costs	8,288,734	83	-	-	-	-	24,847	-	24,930

Conversion of Preferred Series A-F	(7,195,813)	(72)	6,191,270	62	-	-	10	-	-

Exercise of vested stock options	-	-	828,496	8	-	-	202	-	210

Exercise of nonvested stock options	-	-	6,499,463	-	-	-		-	-

Repurchase of restricted stock	-	-	(100,509)	-	-	-	-	-	-

Cashless exercise of common stock warrants	-	-	820	-	-	-	-	-	-

Stock-based compensation expense	-	-	-	-	-	-	229	-	229

Net loss	-	-	-	-	-	-	-	(27,181)	(27,181)

Balance as of December 31, 2013	27,274,068	$273	13,902,478	$75	(182,264)	$(291)	$128,140	$(104,080)	$24,117

The number of shares reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(in thousands, except for share and per share amounts)

	For the Twelve Months Ended December 31,
	2013	2012
Cash flows from Operating Activities:
Net loss	$(27,181)	$(16,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of borrower loans	4,856	(4,801)
Change in fair value of notes	(5,734)	3,833
Depreciation and amortization	961	679
Provision for repurchase and indemnification obligation	(9)	19
Stock-based compensation expense	229	340
Loss on impairment of fixed assets	62	-
Change in fair value of loans held for investment	1	11
Issuance of common stock warrants	-	58
Changes in operating assets and liabilities:
Restricted cash	(9,524)	(1,585)
Accounts receivable	(126)	(79)
Prepaid and other assets	(332)	(142)
Accounts payable and accrued liabilities	1,971	1,615
Class action settlement liability	10,000	-
Net cash used in operating activities	(24,826)	(16,162)

Cash Flows from Investing Activities:
Origination of borrower loans held at fair value	(341,176)	(153,175)
Repayment of borrower loans held at fair value	105,692	66,840
Proceeds from sale of borrower loans held at fair value	171,290	-
Purchases of property and equipment	(2,889)	(872)
Maturities of short term investments	1,000	11,998
Repayment of loans held for investment at fair value	143	133
Origination of loans held for investment at fair value	(14,296)	(182)
Proceeds from sale of loans held for investment at fair value	10,410	-
Purchases of short-term investments	-	(3,000)
Net cash used in investing activities	(69,826)	(78,257)

Cash Flows from Financing Activities:
Proceeds from issuance of notes held at fair value	169,742	153,175
Payment of notes held at fair value	(104,692)	(65,690)
Proceeds from issuance of convertible preferred stock	45,000	-
Proceeds from early exercise of stock options	650	-
Purchase of restricted stock from stockholders	(41)	-
Proceeds from exercise of vested stock options	210	19
Issuance costs of convertible preferred stock	(178)	-
Net cash provided by financing activities	110,691	87,504

Net increase (decrease) in cash and cash equivalents	16,039	(6,916)
Cash and cash equivalents at beginning of the year	2,300	9,216
Cash and cash equivalents at end of the year	$18,339	$2,300

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Notes to Consolidated Financial Statements
 (in thousands, except for share and per share amounts)

1.      Organization and Business

Prosper Marketplace, Inc. (“PMI” or the “Company”) was incorporated in the state of Delaware on March 22, 2005.   PMI developed a platform (the “platform”) and prior to February 1, 2013, owned the proprietary technology that made operation of the platform possible, operated the platform, facilitated the origination of unsecured, consumer loans by WebBank, an FDIC-insured, Utah-chartered industrial bank, through the platform and issued and sold borrower payment dependent notes corresponding to those loans. On February 1, 2013, PMI transferred ownership of the platform, including all of the rights related to the operation of the platform, as well as all then-outstanding Borrower Loans, to its wholly-owned subsidiary, Prosper Funding (“Prosper Funding”). At that same time, Prosper Funding assumed all of PMI’s obligations with respect to all then-outstanding Notes.  Since February 1, 2013, all Notes issued and sold through the platform are issued and sold by Prosper Funding.  Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the platform, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the making of related loans by WebBank and the funding of such loans by WebBank. On February 1, 2013, Prosper Funding entered into an Administration Agreement with PMI in its capacity as licensee, corporate administrator, loan platform administrator and loan and note servicer, pursuant to which PMI provides certain back office support, loan platform administration and loan and note servicing to Prosper Funding.  In this Annual Report, any actions taken by PMI pursuant to the Loan Account Program Agreement or the Administration Agreement are described as actions taken by PMI, in spite of the fact that such actions are being taken by PMI on behalf of WebBank or Prosper Funding, respectively. In these notes to financial statements, the unsecured, consumer loans originated through the platform, which are referred to elsewhere in this Annual Report as “PMI Borrower Loans” and “Prosper Funding Borrower Loans”, are referred to collectively as “Borrower Loans”, and the borrower payment dependent notes issued through the platform, which are referred to elsewhere in this Annual Report as “PMI Notes” and “Prosper Funding Notes”, are referred to collectively as “Notes”.

The platform is designed to allow people to invest money in people in an open transparent marketplace, with the aim of allowing both lender members and borrower members to profit financially as well as socially. The Company believes peer-to-peer lending represents a new model of consumer lending, where individuals and institutions can earn the interest spread of a traditional consumer lender but must also assume the credit risk of a traditional lender. The platform was launched to the public in 2006 and had attracted over two million members and facilitated over $801,000 in Borrower Loans as of December 31, 2013.

As reflected in the accompanying consolidated financial statements, PMI has incurred net losses and negative cash flows from operations since inception, and has an accumulated deficit of $104,080 as of December 31, 2013. At December 31, 2013, PMI had $18,339 in cash and cash equivalents. Since its inception, PMI has financed its operations primarily through equity financing from various sources. PMI is dependent upon raising additional capital or debt financing to fund its current operating plan. Failure to obtain sufficient debt and equity financings and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect PMI’s ability to achieve its business objectives and continue as a going concern. Further, there can be no assurances as to the availability or terms upon which the required financing and capital might be available. In January 2013, PMI issued and sold to investors 13,868,152 shares of new Series A preferred stock in a private placement at a purchase price of $1.44 per share for approximately $19,844, net of issuance costs. In connection with that sale, PMI issued 5,117,182 shares at par value $.01 per share, of Series A-1 convertible preferred stock to the holders of shares of PMI’s preferred stock that was outstanding immediately prior to the sale in consideration for such stockholders participating in the sale. In September 2013, PMI issued and sold to investors 8,288,784 shares of new Series B preferred stock in a private placement at a purchase price of $3.02 per share for approximately $24,880, net of issuance costs.  See Note 9, Stockholders’ Equity, for additional information.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of borrower loans receivable and associated member payment dependent notes, valuation of servicing rights, valuation allowance on deferred tax assets, valuation and amortization periods of intangible assets, repurchase and idemnification obligation, stock-based compensation expense, and contingent liabilities. Estimates are based on historical experience and on various other assumptions that are  believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

To the extent that Borrower Loan payments are not made, servicing income will be reduced.  A group of Notes corresponding to a particular Borrower Loan is wholly dependent on the repayment of such Borrower Loan. As a result, PMI does not bear the risk on such Borrower Loan.
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

Short Term Investments

PMI's short term investments consists of highly liquid debt instruments of the U.S. government and its agencies with original maturity periods greater than three months and less than 12 months.  PMI had no short term investments as of the year ended December 31, 2013.

Borrower Loans and Notes

On July 13, 2009, PMI implemented the operating structure it employed through January 31, 2013 and began issuing Notes. That operating structure resulted in PMI purchasing loans from WebBank and holding the loans until maturity. PMI issued new securities, the Notes, to the winning lender members. PMI’s obligation to repay the Notes was conditioned upon the repayment of the associated Borrower Loan owned by PMI. As a result of those changes, PMI carried the Borrower Loans and the Notes on its balance sheet as assets and liabilities, respectively. In conjunction with that operating structure, PMI adopted the provisions of ASC Topic 825, Financial Instrument. ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. The fair value election, with respect to an item, may not be revoked once an election is made.

In applying the provisions of ASC Topic 825, PMI recorded assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute. PMI does not record a specific allowance account related to the Borrower Loans and Notes in which PMI has elected the fair value option, but rather estimates the fair value of the Borrower Loans and Notes using discounted cash flow methodologies adjusted for PMI’s historical payment, loss and recovery rates. An account is considered to be a loss, or charged-off, when it reaches more than 120 days past due. PMI has reported the aggregate fair value of the Borrower Loans and Notes as separate line items in the assets and liabilities sections of the accompanying balance sheets using the methods described in ASC Topic 820, Fair Value Measurements and Disclosures—See Fair Value Measurement.

Member Loans Sold Directly to Third Party Purchasers

For loans sold to unrelated third party purchasers on a servicing retained basis, a gain or loss is recorded on the sale date. In order to calculate the gain or loss, PMI first determines whether the terms of the servicing arrangement with the purchaser results in a net servicing asset (i.e., when contractual/expected servicing revenues adequately compensate PMI) or a net servicing liability (i.e., when contractual/expected servicing revenues do not adequately compensate PMI). When contractual/expected servicing revenues do not adequately compensate PMI, a portion of the gross proceeds of the loans sold on a servicing retained basis are allocated to the recording of a net servicing liability. Conversely, when contractual/expected servicing revenues provide more than adequate compensation to PMI, the excess servicing compensation is allocated to the gross proceeds of the loans sold and results in the recording of a net servicing asset.

PMI estimates the fair value of the loan servicing asset or liability considering the contractual servicing fee revenue, adequate compensation for PMI's servicing obligation, the current principal balances of the loans and projected servicing revenues given projected defaults and prepayments (if significant) over the remaining lives of the loans. At December 31, 2013, PMI recorded $144 as a servicing asset related to these loans, which is included in Borrower Loans Receivable at fair value on the consolidated balance sheets.

Loans held for investment

Loans held for investment are primarily comprised of loans held for short durations and are recorded at cost which approximates fair value.

Property and Equipment

Property and equipment consists of computer equipment, office furniture and equipment, and software purchased or developed for internal use. Property and equipment are stated at cost, less accumulated depreciation and amortization. PMI capitalizes expenditures for replacements and betterments and recognizes as expenses amounts for maintenance and repairs as incurred.  Depreciation and amortization commences once the asset is placed in service. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets as follows:

Furniture and fixtures	7 years
Office equipment	5 years
Computers and equipment	3 years
Leasehold improvements	3 years
Software	3 years

Earned Vacations

The Company has a flexible vacation plan for its employees under which employees are entitled to take vacations for such periods of time that do not interfere with the orderly performance of their job responsibilities. Accordingly, no accrual for unpaid vacation pay has been included in the consolidated financial statements.

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

During 2013 management made the decision to discontinue the development of certain of its planned software development projects and to dispose of obsolete computer software and hardware. The assets PMI's capitalized in prior years were deemed to be impaired in accordance with ASC Topic 360, Property, Plant, and Equipment. An impairment charge for obsolete equipment of $62 is included in operating expenses in PMI's consolidated statement of operations for the year ended December 31, 2013.  During 2012, no asset disposals resulted in a loss on impairment of fixed assets.

Repurchase and Indemnification Obligation

PMI is obligated to indemnify lenders and repurchase certain Notes and member loans sold directly to third party purchasers in the event of violation of applicable federal, state, or local lending laws, or verifiable identify theft. The loan indemnification and repurchase obligation is estimated based on historical experience. PMI accrues a provision for the repurchase and indemnification obligation when the Notes or member loans are issued. Indemnified or repurchased Notes and member loans associated with federal, state, or local lending laws, or verifiable identity thefts are written off at the time of repurchase or at the time an indemnification payment is made.

Revenue Recognition

Revenue is recognized in accordance with ASC Topic 605, Revenue Recognition.  Under ASC Topic 605, PMI recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the price of the services is fixed and determinable, and collectability is reasonably assured.

Origination fees

The company earns an origination fee upon the successful closing of a loan. The borrower receives an amount equal to the loan amount net of the loan origination fee. The loan origination fee is determined by the term and credit grade of the loan, and ranges from 1.00% to 4.95% of the original principal amount. Since PMI accounts for borrower loans, loans held for investment and Notes at fair value, origination fees are not deferred but are recognized at origination of the loan, and direct costs to originate loans are recorded as expenses as incurred.

Loan servicing fees

Loan servicing revenue includes monthly loan servicing fees and non-sufficient funds (“NSF”) fees. Loan servicing fees are accrued daily based on the current outstanding loan principal balance of the Borrower Loans but are not recognized until payment is received due to the uncertainty of collection of borrower loan payments. NSF fees are charged to borrowers on the first failed payment of each billing period.  NSF fees are charged to the customer and collected and recognized immediately.

Interest income on Borrower Loans Receivable and Interest Expense on Notes

PMI recognizes interest income on Borrower Loans and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent PMI believes it to be collectable.  Below is a table which summarizes the gross interest income and expense for the twelve months ended December 31, 2013 and 2012.

	December 31,
	2013	2012
Interest income on borrower loans	$35,526	$23,101
Interest expense on notes	(33,072)	(21,889)
Net interest income	$2,454	$1,212

Marketing and Advertising Expense

Under the provisions of ASC Topic 720, Other Expenses, the costs of advertising are expensed as incurred. Marketing and advertising costs were approximately $14,851 and $5,683 for the years ended December 31, 2013 and 2012, respectively.

Rebate and Promotional Expenses

PMI accounts for rebates and promotions in accordance with ASC Topic 605, Revenue Recognition.  From time to time PMI offers rebates and promotions to borrower and lender members.  PMI records these rebates and promotions as an offset to revenue if a particular rebate or promotion is earned upon origination of the loan. PMI's rebate and promotions have in the past been in the form of cash back and other incentives paid to lender and borrower members.

Stock-Based Compensation

PMI accounts for its stock-based compensation for employees using fair-value-based accounting in accordance with ASC Topic 718, Stock Compensation.  ASC Topic 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The stock-based compensation related to awards that are expected to vest is amortized using the straight line method over the vesting term of the stock-based award, which is generally four years. Expected forfeitures of unvested options are estimated at the time of grant and reduce the recognized stock-based compensation expense. PMI estimated its annual forfeiture rate to be 17.2% and 18.2% for the years ended December 31, 2013 and 2012, respectively.

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

Total stock-based compensation expense for employees reflected in PMI's statements of operations for the years ended December 31, 2013 and 2012 is approximately $229 and $340, respectively.  As of December 31, 2013, the unamortized stock-based compensation expense related to unvested stock-based awards was approximately $991, which will be recognized over the remaining weighted average vesting period of approximately 4.2 years.

Net Loss Per Share

PMI computes net loss per share in accordance with ASC Topic 260 Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common shareholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At December 31, 2013, there were outstanding convertible preferred stock, warrants and options convertible into 27,274,068, 218,810 and 938,585 common shares, respectively, which may dilute future earnings per share. At December 31, 2012 there were outstanding convertible preferred stock, warrants and options convertible into 6,195,813, 260,987 and 1,173,816. Because PMI is reporting a net loss for the years ended December 31, 2013 and 2012, potentially dilutive securities are excluded from the computation of net loss per share, as their effect would be antidilutive.

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

Under ASC Topic 820, assets and liabilities carried at fair value on the balance sheets are classified among three levels based on the observability of the inputs used to determine fair value:

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

The following tables present the assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012:

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower loans receivable	$-	$-	$226,238	$226,238
Certificates of deposit & restricted cash	14,032	1,441	-	15,473
Loans held for investment	-	-	3,917	3,917
Liabilities	-	-	-	-
Notes	$-	$-	$226,794	$226,794

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short term investments	$1,000	$-	$-	$1,000
Certificates of deposit & restricted cash	4,331	1,618	-	5,949
Borrower loans receivable	-	-	166,900	166,900
Loans held for investment	-	-	175	175
Liabilities
Notes	$-	$-	$167,478	$167,478

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

As observable market prices are not available for the Borrower Loans and Notes, or for similar assets and liabilities, PMI believes the Borrower Loans and Notes should be considered Level 3 financial instruments under ASC Topic 820.  In a hypothetical transaction as of the measurement date, PMI believes that differences in the principal marketplace in which the Borrower Loans are originated and the principal marketplace in which PMI might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date.  For Borrower Loans, the fair value is estimated using discounted cash flow methodologies based upon valuation assumptions including prepayment speeds, roll rates, recovery rates and discount rates based on the perceived credit risk within each credit grade.

The obligation to pay principal and interest on any group of Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of its 1.0% servicing fee.  The fair value election for Notes and Borrower Loans allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to lenders that are dependent upon borrower payments.  As such, the fair value of a group of Notes is approximately equal to the fair value of the corresponding Borrower Loan, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to such Note holders.  Any unrealized gains or losses on the Borrower Loans and Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations.  The effective interest rate associated with a group of Notes is less than the interest rate earned on the corresponding Borrower Loan due to the 1.0% servicing fee.  See Note 6 for a roll-forward and further discussion of the significant assumptions used to value Borrower Loans and Notes.

Servicing rights related to Borrower Loans originated prior to October 16, 2008 do not trade in an active open market with readily observable prices. Although sales of servicing assets do occur, the nature and character of the assets underlying those transactions are not similar to those held by PMI and, therefore, the precise terms and conditions typically seen in the marketplace would likely not be available to PMI. Accordingly, management determined the fair value of its servicing rights using a discounted cash flow model to project future expected cash flows based upon a set of valuation assumptions PMI believes market participants would use for similar rights. The primary assumptions PMI uses for valuing its servicing asset include default rates, estimated servicing income, cost to service, profit margin, and discount rate.

PMI reviewed these assumptions to ensure they were consistent with market conditions. Inaccurate assumptions in valuing the servicing rights could affect PMI's results of operations. Due to the nature of the valuation inputs, servicing assets are classified as Level 3. The change in the fair-value of servicing rights is included in cost of services in the statement of operations. Servicing rights decreased to zero as loans originated prior to October 16, 2008 had fully matured or charged off as of December 31, 2013.

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Investment	Total
Balance at January 1, 2012	$75,764	$(76,160)	$137	$(259)
Originations	153,175	(153,175)	182	182
Principal repayments	(66,840)	65,690	(133)	(1,283)
Change in fair value on Borrower Loans and Notes	4,801	(3,833)	-	968
Change in fair value of Loans held for investment	-	-	(11)	(11)
Balance at December 31, 2012	$166,900	$(167,478)	$175	$(403)
Originations	341,176	(169,742)	14,296	185,730
Principal repayments and credit losses	(105,692)	104,692	(143)	(1,143)
Borrower Loans sold to third parties	(171,290)	-	(10,410)	(181,700)
Change in fair value on Borrower Loans and Notes	(4,856)	5,734	-	878
Change in fair value of Loans held for investment	-	-	(1)	(1)
Balance at December 31, 2013	$226,238	$(226,794)	$3,917	$3,361

The changes in fair value would directly impact the change in fair value on Borrower Loans, loans held for investment and Notes in the consolidated statements of operations.

Quantitative information about PMI's Level 3 fair value measurements of its Borrower Loans and Notes as of December 31, 2013 is provided below.  The table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to PMI's fair value measurements.

Assets and Liabilities	Fair Value as of December 31	Valuation Technique	Unobservable Inputs

Borrower loans receivable at fair value	$226,238	Discounted Cashflow	Default rates and discount rates

Notes at fair value	$(226,794)	Discounted Cashflow	Default rates and discount rates

3.      Cash and Cash Equivalents and Short Term Investments

Cash and cash equivalents and short term investments consist of the following:

	December 31,
Cash and cash equivalents and short term investments	2013	2012
Cash	$18,339	$2,300
Restricted cash	15,473	5,949
Short term investments	-	1,000
Total cash and cash equivalents and short term investments	$33,812	$9,249

4.      Property and Equipment

Property and equipment consist of the following:

	December 31,
	2013	2012
Property and equipment:
Computer equipment	$2,115	$1,630
Internal-use software	3,454	1,656
Purchased software	375	369
Office equipment and furniture	39	125
Leasehold improvements	-	41
Assets not yet placed in service	651	134
Property and equipment	6,634	3,955
Less accumulated depreciation and amortization	(3,238)	(2,425)
Total property and equipment, net	$3,396	$1,530

Depreciation expense for 2013 and 2012 was $961 and $679, respectively. PMI capitalized internal-use software costs in the amount of $1,798 and $530 for the years ended December 31, 2013 and 2012, respectively.

5.      Loans Held for Investment

During the year ended December 31, 2013, a total of $14,296 of Borrower Loans originated through the platform as Loans held for investment. During the year ended December 31, 2013, $10,410 of these loans were sold to an unrelated third party. The Company services the Borrower Loans that are sold to a third party. Loans held for investment on the consolidated balance sheets as of December 31, 2013 and 2012 was $3,917 and $175, respectively. When a Borrower Loan has been funded by PMI in whole, or in part, the portion of the borrower’s monthly loan payment that corresponds to the percentage of the Borrower Loan that is funded is retained. In these cases, interest income is recorded on these Borrower Loans.

The fair value of the Borrower Loans held for investment is estimated using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of Borrower Loans, which are set forth in Note 2, as they have similar characteristics and PMI expects these loans to behave in a comparable manner.  The valuation assumptions used to value these loans include prepayment rates, default rates and recovery rates derived from historical loan performance data and discount rates based on the credit grade applied to each loan.

The fair value adjustment on these loans held for investment was $(1) and ($11), which is included in earnings for the year ended December 31, 2013 and 2012, respectively.  During the year ended December 31, 2013 and 2012, PMI has received $143 and $127 in payments on these loans.  During the year ended December 31, 2013 and 2012, there was $14 and $29 in loans held for investment that were charged-off.

6.      Borrower Loans and Notes Held at Fair Value

The Company estimates the fair value of the Borrower Loans and Notes using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used to value the Borrower Loans and Notes include default rates derived from historical performance and discount rates applied to each Prosper Rating tranche based on the perceived credit risk of each such Prosper Rating. If PMI does not receive payments on a Borrower Loan, PMI is not obligated to and does not make payments on the corresponding Notes. The aggregate fair value of a group of Notes corresponding to a particular Borrower Loan is approximately equal to the fair value of that Borrower Loan, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to Note holders. The effective interest rate associated with the Notes is less than the interest rate earned on the corresponding Borrower Loan due to the 1.0% servicing fee.

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at December 31, 2013 for Borrower Loans and Notes are presented in the following table:

	Borrower Loans		Notes
Discount rate assumption:	9.77	%*	9.77	%*
Resulting fair value from:
100 basis point increase	$222,989		$220,362
200 basis point increase	220,363		217,756
Resulting fair value from:
100 basis point decrease	$228,465		$225,784
200 basis point decrease	231,282		228,560

Default rate assumption:	7.2	%*	7.2	%*
Resulting fair value from:
10% higher default rates	$223,233		$220,620
20% higher default rates	220,039		217,439
Increase in fair value and income (loss) to earnings from:
10% lower default rates	$228,151		$225,477
20% lower default rates	230,554		227,866

* Represents weighted average assumptions considering all Prosper Ratings.

The changes in fair value would directly impact the change in fair value on loans, loans held for investment and Notes in the consolidated statements of operations.

Due to the recent origination of the Borrower Loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  Of the Borrower Loans originated from July 13, 2009 to December 31, 2013, 332 loans were 90 days or more delinquent for an aggregate principal amount of $1,941 and a fair value of $175 as of December 31, 2013.

7.      Repurchase and Indemnification Obligation

Changes in repurchase and indemnification obligations are summarized below:

	Years Ended December 31,
	2013	2012
Beginning of year balance:	$41	$22
Provision for repurchases and indemnifications	67	19
Amounts repurchased and immediately charged off or charged off and indemnified (net of recoveries)	(76)	-
End of year balance:	$32	$41

For the years ended December 31, 2013 and 2012, the provision for repurchase and indemnification obligation was $118 and $26, respectively.

8.      Net Loss Per Share

PMI computes net loss per share in accordance with ASC Topic 260. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The weighted average number of shares and the loss per share reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

The Company uses the two-class method to compute net loss per share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Prior to their conversion to common shares, each series of the Company’s convertible preferred stock was entitled to participate on an as-if-converted basis in distributions, when and if declared by the board of directors, that were made to common stockholders and as a result these shares were considered participating securities. During the year ended December 31, 2013, certain shares issued as a result of the early exercise of stock options, which are subject to a repurchase right by the Company, were entitled to receive non-forfeitable dividends during the vesting period and as a result were considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the years ended December 31, 2013 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Basic and diluted net loss per share was calculated as follows:

	Years Ended December 31,
	2013	2012
Numerator:
Net loss	$(27,181)	$(16,110)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	6,567,201	2,925,611

Basic and diluted net loss per share	$(4.14)	$(5.51)

Due to losses attributable to PMI's common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	Years Ended December 31,
	2013	2012
Excluded securities:	(shares)	(shares)
Convertible preferred stock issued and outstanding	27,274,068	6,195,813
Stock options issued and outstanding	938,585	1,173,817
Unvested stock options exercised	6,499,463	-
Warrants issued and outstanding	218,810	260,987
Total common stock equivalents excluded from diluted net loss per common share computation	34,930,926	7,630,617

9.      Stockholders’ Equity

Preferred Stock

Under PMI's amended and restated certificate of incorporation, preferred stock is issuable in series, and the board of directors is authorized to determine the rights, preferences, and terms of each series.

In January 2013, PMI issued and sold to investors 13,868,152 shares of new Series A (“new Series A”) preferred stock in a private placement at a purchase price of $1.44 per share for approximately $19,844, net of issuance costs. In connection with that sale, PMI issued 5,117,182 shares at par value $.01 per share, of Series A-1 (“Series A-1”) convertible preferred stock to the holders of shares of PMI’s preferred stock that was outstanding immediately prior to the sale (“Old Preferred Shares”) in consideration for such stockholders participating in the sale. In connection with the new Series A sale, Old Preferred Shares were converted into shares of PMI common stock at a ratio of 1:1 if the holder of the Old Preferred Shares participated in the new Series A sale or at a 10:1 ratio if the holder of the Old Preferred Shares did not so participate. In addition, each such participating holder received a share of PMI’s new Series A-1 preferred stock for every dollar of liquidation preference associated with an Old Preferred Share held by such holder. Each share of Series A-1 preferred stock has a liquidation preference of $1.00 and converts into common stock at a ratio of 1,000,000:1.

In September 2013, PMI issued and sold 8,288,734 shares of new Series B (“new Series B”) preferred stock in a private placement at a purchase price of $3.02 per share for approximately $24,880, net of issuance costs.

Convertible Preferred Stock	Par Value	Authorized, Issued and Outstanding shares as of December 31, 2013	Balance December 31, 2013	Liquidation Preference
New Series A	0.010	13,868,152	139	$20,000
Series A-1	0.010	5,117,182	51	51,172
New Series B	0.010	8,288,734	83	25,000
		27,274,068	$273	$96,172

The number of shares issued and outstanding reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

Dividends

Dividends on shares of the new Series A and new Series B preferred stock are payable only when, as, and if declared by the board of directors. No dividends will be paid with respect to the common stock until any declared dividends on the new Series A preferred stock and new Series B preferred stock have been paid or set aside for payment to the new Series A preferred stockholders and the new Series B preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then effective conversion rate. To date, no dividends have been declared on any of PMI’s preferred stock or common stock, and there are no dividends in arrears at December 31, 2013.

The holders of Series D, Series E and Series F preferred stock were entitled to receive an annual dividend per share in an amount equal to 8% times the liquidation preference for such share, payable in preference and priority to any declaration or payment of any distribution on common stock in such calendar year. The right to receive dividends on shares of Series D, Series E and Series F preferred stock was cumulative from and after the date of issuance of such shares and were payable only when, as, and if declared by the board of directors. Holders of Series E-1 preferred stock were not entitled to receive dividends in preference and priority to, or on a pari passu basis with, the other preferred stock or the common stock. Dividends on shares of Series E-1 preferred stock were payable only when, as, and if declared by the board of directors. All shares of PMI’s Series D, E, E-1 and F preferred stock were converted to common stock in connection with the January 2013 sale of PMI’s new Series A preferred stock and A-1 preferred stock.

Conversion

Under the terms of PMI’s amended and restated certificate of incorporation, the holders of preferred stock have the right to convert such preferred stock into common stock at any time. In addition, all preferred stock automatically converts into common stock (i) immediately prior to the closing of an IPO that values PMI at least at $200,000 and that results in aggregate proceeds to PMI of at least $40,000 or (ii) upon a written request from the holders of at least 60% of the voting power of the outstanding preferred stock (on an as-converted basis) including at least 14% of the voting power of the outstanding Series A-1 preferred stock. In addition, if a holder of the new Series A preferred stock has converted any of the new Series A preferred stock, then all of such holder’s shares of Series A-1 preferred stock also will be converted upon a liquidation event. In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by PMI’s board of directors. At present, the new Series A preferred stock and new Series B preferred stock converts into PMI common stock at a 1:1 ratio while the Series A-1 preferred stock converts into PMI common stock at a 1,000,000:1 ratio.

Liquidation Rights

Each holder of new Series A preferred stock and new Series B preferred stock is entitled to receive, on a pari passu basis, prior and in preference to any distribution of proceeds from a liquidation event to the holders of Series A-1 preferred stock or common stock an amount per share for each share of new Series A preferred stock and new Series B preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share. After the payment or setting aside for payment to the holders of new Series A preferred stock and new Series B preferred stock, the holders of Series A-1 preferred stock are entitled to receive, prior and in preference to any distribution of proceeds to the holders of common stock an amount per share for each such share of Series A-1 preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share. After the payment or setting aside for payment to the holders of new Series A preferred stock, new Series B preferred stock and Series A-1 preferred stock, the entire remaining proceeds legally available for distribution will be distributed pro rata to the holders of new Series A preferred stock and common stock in proportion to the number of shares of common stock held by them assuming the new Series A preferred stock has been converted into shares of common stock at the then effective conversion rate, provided that the maximum aggregate amount per share of new Series A preferred stock which the holders of new Series A preferred stock shall be entitled to receive is three times the original issue price for the new Series A preferred stock. At present, the liquidation preferences are equal to $1.44215155 per share for the new Series A preferred stock, $10.00 per share for the Series A-1 preferred stock and $3.01613647 per share for the new Series B preferred stock.

Voting

Each holder of shares of preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could be converted and shall have voting rights and powers equal to the voting rights and powers of the common stock.  The holders of preferred stock and the holders of common stock shall vote together as a single class (except with respect to certain matters that require separate votes or as required by law), and shall be entitled to notice of any stockholders’ meeting in accordance with the bylaws of PMI.

Common Stock

PMI, through its amended and restated certificate of incorporation, is the sole issuer of common stock and related options and warrants. On October 29, 2013, PMI amended and restated its certificate of incorporation to effect a 10-for-1 reverse stock split. The total number of shares of stock which PMI has the authority to issue is 68,761,533, consisting of 41,487,465 shares of common stock, $0.01 par value per share, and 27,274,068 shares of preferred stock, $0.01 par value per share, 13,868,152 of which are designated as new Series A preferred stock 5,117,182 of which are designated as Series A-1 preferred stock and 8,288,734 of which are designated new Series B preferred stock.

Common Stock Issued for Services

Nonemployees

In August 2013, PMI granted an immediately vested option to purchase 47,601 common shares to a nonemployee for services.

PMI did not grant any immediately vested common shares to nonemployees for services during the year ended December 31, 2012.

Common Stock Issued upon Exercise of Stock Options

For the years ended December 31, 2013 and 2012, PMI issued 7,327,959 and 13,388 shares of common stock, respectively, upon the exercise of options for cash proceeds of $864 and $19, respectively, of which 6,499,463 and zero were unvested, respectively

For the years ended December 31, 2013 and 2012, PMI repurchased 100,509 and zero shares of restricted stock for approximately $41 and zero, respectively, upon termination of employment of various employees.

The number of shares reflects a 10-for-1 reverse stock split effected by PMI on October 29, 2013.

Common Stock Issued upon Exercise of Warrants

For the years ended December 31, 2013 and 2012 PMI issued 820 and zero shares of common stock upon the exercise of warrants, respectively for $0.01 per share.

The number of shares reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

10.    Stock Option Plan and Compensation

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

In 2005, PMI’s stockholders approved the adoption of the 2005 Plan. On December 1, 2010, PMI’s stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (as amended and restated, the “Plan”). Under the Plan, options to purchase up to 187,946 shares of common stock were reserved and may be granted to employees, directors, and consultants by the board of directors and stockholders to promote the success of PMI’s business. During 2011, the board of directors and stockholders increased the total number of options under the Plan by an additional 455,087 for a total of 135,396 available for grant. During 2012, the board of directors, either directly or through the compensation committee, and stockholders increased the total number of options under the Plan by an additional 170,000 for a total of 1,523,966, available for grant. During 2013, the board of directors, either directly or through the compensation committee, and stockholders increased the total number of options under the Plan by an additional 11,110,825 for a total of 12,634,791 available for grant.

At December 31, 2013, there were 5,414,052 stock options available for grant under the Plan. The number of shares reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

Option activity under the 2005 Plan is summarized as follows for the years below:

The share amounts and share price reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

	Options Issued and Outstanding	Weighted- Average Exercise Price

Balance as of January 1, 2012	1,208,762	$2.08
Options granted (weighted average fair value of $1.05)	288,796	1.70
Options exercised - vested	(13,389)	1.42
Options exercised - nonvested	-	-
Options canceled	(310,353)	1.90
Balance as of December 31, 2012	1,173,816	$2.03

Balance as of January 1, 2013	1,173,816	$2.03
Options granted (weighted average fair value of $0. 07)	7,912,933	0.10
Options exercised - vested	(828,496)	0.20
Options exercised - nonvested	(6,499,463)	0.10
Options canceled	(820,205)	1.77
Balance as of December 31, 2013	938,585	$1.39

Options outstanding and exercisable at December 31, 2013	575,258	$1.87

The fair value of stock option awards for the years 2013 and 2012 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Years Ended December 31,
	2013	2012
Volatility of common stock	73.3%	73.3%
Risk-free interest rate	1.90%	1.3%
Expected life*	5.8 years	4.6 years
Dividend yield	0%	0%
Weighted-average fair value of grants	$0.07	$0.10

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

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of December 31, 2013 is as follows:

	Options Outstanding				Options Vested and Exercisable
Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.10	288,689	9.62	$0.10	$-	57,721	$0.10	$-
1.20	171,181	7.71	1.20	–	126,007	1.20	–
1.70	144,791	8.37	1.70	–	64,934	1.70	–
2.00	300,074	6.56	2.00	–	292,746	2.00	–
2.50	1,500	1.55	2.50	–	1,500	2.50	–
5.00	11,000	2.67	5.00	–	11,000	5.00	–
5.60	18,250	5.71	5.60	–	18,250	5.60	–
19.40	3,100	5.04	19.40	–	3,100	19.40	–
	938,585	7.91	$1.39	$–	575,258	$1.36	$–

The number of options reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

The number of options outstanding, vested and expected to vest as of December 31, 2013 was 777,148 and the weighted-average remaining contractual life was 10.86 years.

The intrinsic value is calculated as the difference between the value of PMI 's common stock at December 31, 2013, which was $0.01 per share, and the exercise price of the options.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the years ended December 31, 2013 and 2012 reflect the expenses that PMI expects to recognize after the consideration of estimated forfeitures.

11.    Income Taxes

PMI did not have any current or deferred federal or state income tax expense for the years ended December 31, 2013 and 2012.  The income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

	Years Ended December 31,
	2013	2012
Federal tax at statutory rate	34%	34%
State tax at statutory rate (net of federal benefit)	2%	2%
Change in valuation allowance	(38)%	(36)%
Other	2%	0%
	0%	0%

Temporary items that give rise to significant portions of deferred tax assets and liabilities (tax-effected) at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012

Net operating loss carryforwards	$39,872	$29,394
Research & other credits	660	527
Fixed assets	(23)	21
Accrued liabilities and other	350	289
	40,859	30,231

Fair value of loans	(1,051)	(618)
Valuation allowance	(39,808)	(29,613)
Net deferred tax asset	$-	$-

The valuation allowance as of December 31, 2013, increased to ($39,808) from ($29,613) in the prior fiscal year, an increase of 34%. The net deferred tax asset of $39,808 at December 31, 2013 consists of a net current deferred tax asset of $188 and a net noncurrent deferred tax asset of $39,620.  The net deferred tax asset of $29,613 at December 31, 2012 consists of a net current deferred tax asset of $116 and a net noncurrent deferred tax asset of $29,497. Under ASC 740, Accounting for Income Taxes, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance would be based upon management’s best estimate of PMI’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reversed when management believes that the assets are realizable on a more-likely-than-not basis.

PMI has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in ASC 740 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset. Realization of the deferred tax assets is dependent upon future earnings, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of $39,808 and $29,613 for the years ended December 31, 2013 and 2012, respectively.

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

PMI files Federal and various state income tax returns.  PMI has net operating loss carryforwards for both federal and state income tax purposes of approximately $101,798 and $92,109 respectively as of December 31, 2013, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will begin to expire in 2025.  The state net operating loss carryforwards will begin to expire in 2015.  PMI also has federal and California research and development tax credits of approximately $445 and $466, respectively.  The federal research credits will begin to expire in the year 2025, and the California research credits have no expiration date.  The $674 capital loss incurred in 2007 for Federal and California has expired in 2012.

As of December 31, 2013, PMI’s federal and state tax returns for the years ended December 31, 2010 and December 31, 2009, respectively, through the current period are open to examination.  In addition, all of the net operating losses and credits that may be used in future years are still subject to adjustment.

The following table summarizes the Company's activity related to its unrecognized tax benefits:

	December 31,	December 31,
	2013	2012
Balance at January 1, 2013	$186	$-
Increase related to current year tax position	33	-
Increase related to tax position of prior years	8	186
Balance at December 31, 2013	$227	$186

A total of $188 of the unrecognized tax benefits would affect PMI’s effective tax rate.  PMI currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

PMI's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.   As of December 31, 2013, PMI has not accrued interest or penalties.

12.   Commitments and Contingencies

Future Minimum Lease Payments

PMI leases its corporate office and co-location facility under non-cancelable operating leases that expire in December 2014 and August 2014, respectively.

Future minimum rental payments under these leases as of December 31, 2013 are as follows:

Year ending December 31:	2013
2014	$502
2015	-
Total future operating lease obligations	$502

Rental expense under premises-operating lease arrangements was $633 and $532 for the years ended December 31, 2013 and 2012, respectively.

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

PMI has an agreement with a third party broker-dealer in which the third party agreed to operate and maintain the Note Trader Platform for the secondary trading of Notes.  PMI is required to pay the third party broker-dealer an agreed upon monthly fee which equals the difference between the minimum monthly fee and the transaction fees collected by the third party provider during that month.

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

On April 21, 2009, PMI and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between PMI and the states in which PMI offered loan notes for sale prior to November 2008. The consent order involves payment by PMI of up to an aggregate of $1,000 in penalties, which have been allocated among the states based on PMI’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1,000 in exchange for its agreement to terminate, or refrain from initiating, any investigation of PMI’s note sale activities prior to November 2008.  Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order.  However, no state is obliged to do so, and there is no deadline by which a state must make its decision. PMI is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against PMI, subject to any applicable statute of limitations. As of December 31, 2013, PMI has entered into consent orders with 34 states and has paid an aggregate of $466 in penalties to those states.

As of December 31, 2013 and 2012, PMI had accrued approximately $248 and $248, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450,  Contingencies. The methodology applied to estimate the accrual was to divide the $1,000 maximum fee pro-rata by state, using PMI’s note sales from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order, assigning a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, PMI considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against PMI; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. PMI will continue to evaluate this accrual and related assumptions as new information becomes known.

On November 26, 2008, plaintiffs filed a class action lawsuit against PMI and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California.  The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008.  The lawsuit alleged that PMI offered and sold unqualified and unregistered securities in violation of the California and federal securities laws.  The lawsuit sought class certification, damages and the right of rescission against PMI and the other named defendants, as well as treble damages against PMI and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest.

On July 19, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation pending before the Superior Court, entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Settlement”) setting forth an agreement to settle all claims related thereto. In connection with the Settlement, PMI agreed to pay the plaintiffs, and took the charge on the income statement, an aggregate amount of $10,000, payable according to the following schedule: (i) $2,000 within 10 days of entry of an order by the Court granting preliminary approval of the settlement (“Preliminary Approval”); (ii) $2,000 on the one-year anniversary of Preliminary Approval; (iii) $3,000 on the two-year anniversary of Preliminary Approval; and (iv) $3,000 on the three-year anniversary of Preliminary Approval. The settlement is subject to final approval by the Superior Court. Subject to satisfaction of the conditions set forth in the Settlement, the defendants will be released by the plaintiffs from all claims concerning or arising out of the offering of promissory notes on the platform from January 1, 2006 through October 14, 2008.

As a result of the Settlement, PMI recorded the Settlement in the condensed consolidated statement of operations and a reserve for class action settlement liability of $10,000 in the consolidated balance sheet as of December 31, 2013.

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

On January 26, 2011, the court issued a final statement of decision finding that Greenwich has a duty to defend the class action lawsuit, and requiring that Greenwich pay PMI's past and future defense costs in the class action suit up to $2,000.  Greenwich subsequently made payments to PMI in the amount of $2,000 to reimburse PMI for the defense costs it had incurred in the class action suit.  On October 22, 2012 Greenwich made an additional payment of $143 to PMI for pre-judgment interest. As a result, Greenwich has now satisfied its obligations with respect to PMI’s defense costs for the class action litigation.

On July 1, 2011, PMI and Greenwich entered into a Stipulated Order of Judgment pursuant to which PMI agreed to dismiss its remaining claims against Greenwich.  On August 12, 2011, Greenwich filed a notice of appeal of the court's decision regarding Greenwich’s duty to defend up to $2,000.

13.    Related Parties

Since PMI’s inception, it has engaged in various transactions with its directors, executive officers and holders of more than 5% of its voting securities, and immediate family members and other affiliates of its directors, executive officers and 5% stockholders. Since January 1, 2009, PMI has engaged in financial transactions with an aggregate value of greater than $6,174 with its directors, executive officers and holders of more than 5% of its voting securities and other affiliates of its directors and executive officers. PMI believes that all of the transactions described below were made on terms no less favorable to PMI than could have been obtained from unaffiliated third parties.

PMI's executive officers, directors who are not executive officers and certain affiliates participate on PMI's lending platform by placing bids and purchasing Notes.  The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of PMI Group as of December 31, 2013 and 2012 are summarized below:

Related Party	Aggregate Amount of Notes and Borrower Loans Purchased		Income Earned on Notes and Borrower Loans
	2013	2012	2013	2012
Executive officers and management	$1,387	$139	$90	$7
Directors	622	3,996	255	334
	$2,009	$4,135	$345	$341

The Notes and Borrower Loans were obtained on terms and conditions that were not more favorable than those obtained by other lenders. Of the total aggregate amount of Borrower Loans purchased since inception approximately $385 or 6% and $236 or 6% of principal has been charged off through December 31, 2013 and 2012, respectively. PMI has earned approximately $21 and $18 in servicing fee revenue related to these Notes and Borrower Loans for the years ended December 31, 2013 and 2012, respectively.

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

15.    Subsequent Events

On March 10, 2014, the boards of PMI and Prosper Funding, respectively, appointed Aaron Vermut, who previously served as President of PMI and Prosper Funding, to the position of Chief Executive Officer of PMI and Prosper Funding. In connection with Aaron Vermut’s appointment as Chief Executive Officer of PMI and Prosper Funding, Stephen P. Vermut, who previously served as Chief Executive Officer of PMI and Prosper Funding, has been appointed by the boards of PMI and Prosper Funding, respectively, to the role of Executive Chairman of PMI and Prosper Funding.

In connection with the foregoing appointments, the boards of PMI and Prosper Funding, respectively, also appointed Ronald Suber to the role of President of PMI and Prosper Funding.  Mr. Suber served as PMI’s Head of Global Institutional Sales and Prosper Funding’s Vice President prior to his appointment as President.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member
of Prosper Funding LLC

We have audited the accompanying consolidated balance sheet of Prosper Funding LLC and its subsidiary ("Prosper Funding") as of December 31, 2013, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year then ended.  Prosper Funding’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Prosper Funding LLC is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Prosper Funding’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prosper Funding LLC and its subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
of Prosper Funding LLC

We have audited the accompanying balance sheet of Prosper Funding LLC as of December 31, 2012 and the related statements of operations, members' equity and cash flows for the period from February 20, 2012 (inception) to December 31, 2012. These financial statements are the responsibility of Prosper Funding’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prosper Funding LLC, Inc. at December 31, 2012 and the results of its operations and its cash flows for the period from February 20, 2012 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ OUM & Co. LLP
San Francisco, California March 18, 2013

Prosper Funding LLC
Consolidated Balance Sheets
(amounts in thousands)

	December 31,	December 31,
	2013	2012
Assets
Cash and cash equivalents	$5,789	$5
Restricted cash	12,299	-
Loans held for investment	3,917	-
Borrower loans receivable at fair value	226,238	-
Property and equipment, net	1,980	-
Other assets	14	-
Total Assets	$250,237	$5

Liabilities and Member's Equity
Accounts payable and accrued liabilities	$3,712	$-
Notes at fair value	226,794	-
Repurchase and indemnification obligation	32	-
Related party payable	205	-
Total Liabilities	230,743	-

Member's Equity
Member's equity	16,076	210
Retained earnings (accumulated deficit)	3,418	(205)
Total Member's Equity	19,494	5
Total Liabilities and Member's Equity	$250,237	$5

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Operations
(amounts in thousands)

	For the Twelve Months Ended December 31,
	2013	2012
Revenues
Administration fee revenue	$7,632	$-
Interest income on borrower loans	32,862	-
Interest expense on notes	(30,564)	-
Total Revenues	9,930	-

Cost of Revenues
Cost of services	(1,270)	-
Provision for repurchase and indemnification obligation	(83)	-
Net Revenues	8,577	-

Operating Expenses
Administration fee expense	5,053	-
Depreciation and amortization	538	-
Professional services	26	114
Other operating expenses	242	91
Total Operating Expenses	5,859	205
Income (Loss) Before Other Income and Expenses	2,718	(205)

Other Income and Expenses
Change in fair value on borrower loans, loans held for investment and notes, net	877	-
Other income	28	-
Total Other Income and Expenses, net	905	-

Income (Loss) Before Income Taxes	$3,623	$(205)
Provision for income taxes	-	-
Total Net Income (Loss)	$3,623	$(205)

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Member’s Equity
(amounts in thousands)

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of December 31, 2011	$-	$-	$-
Capital infusion from parent	210	-	210
Net loss	-	(205)	(205)
Balance as of December 31, 2012	$210	$(205)	$5
Transfer of assets from PMI	5,865	-	5,865
Capital infusion from parent	10,001	-	10,001
Net Income	-	3,623	3,623
Balance as of December 31, 2013	$16,076	$3,418	$19,494

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Twelve Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$3,623	$(205)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of notes	(5,734)	-
Change in fair value of borrower loans	4,856	-
Depreciation and amortization	538	-
Loan loss reserve	(9)	-
Change in fair value of loans held for investment	1	-
Changes in operating assets and liabilities:
Restricted cash	(8,155)	-
Other assets	(13)	-
Accounts payable and accrued liabilities	2,933	-
Net related party payable	205	-
Net cash used in operating activities	(1,755)	(205)

Cash flows from investing activities:
Origination of borrower loans held at fair value	(331,353)	-
Repayment of borrower loans held at fair value	99,313	-
Proceeds from sale of borrower loans held at fair value	171,290	-
Purchases of property and equipment	(1,798)	-
Repayment of loans held for investment at fair value	143	-
Origination of loans held for investment at fair value	(14,296)	-
Proceeds from sale of loans held for investment at fair value	10,410	-
Net cash used in investing activities	(66,291)	-

Cash flows from financing activities:
Proceeds from issuance of notes held at fair value	159,921	-
Payment of notes held at fair value	(97,967)	-
Member’s equity capital infusion from parent	10,001	210
Net cash included in transfer of assets from PMI	1,875	-
Net cash provided by financing activities	73,830	210

Net increase in cash and cash equivalents	5,784	5
Cash and cash equivalents at beginning of the period	5	-
Cash and cash equivalents at end of the period	$5,789	$5

Supplemental disclosure of cash flow information:

Restricted cash	4,144
Loans held for investment	175
Borrower loans at fair value	170,343
Property and equipment, net	721
Accrued liabilities	(779)
Notes at fair value	(170,573)
Loan repurchase and indemnification obligation	(41)
Non-cash transfer	3,990
Cash transferred	1,875
Total transfer of net non-cash assets from PMI	$5,865

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Notes to Consolidated Financial Statements

1.      Organization and Business

Prosper Funding LLC (“Prosper Funding”) was formed in the state of Delaware in February 2012 as a limited liability company with the sole equity member being Prosper Marketplace, Inc. (“PMI”).

Prosper Funding was formed by PMI to hold Borrower Loans and issue Notes through the platform.  Although Prosper Funding is consolidated with PMI for accounting and tax purposes, Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding.  Prosper Funding’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that Prosper Funding will become subject to bankruptcy proceedings directly.  Prosper Funding seeks to achieve this by placing certain restrictions on its activities and implementing certain formal procedures designed to expressly reinforce its status as a distinct corporate entity from PMI. In these notes to financial statements, the unsecured, consumer loans originated through the platform, which are referred to elsewhere in this Annual Report as “PMI Borrower Loans” and “Prosper Funding Borrower Loans”, are referred to collectively as “Borrower Loans”, and the borrower payment dependent notes issued through the platform, which are referred to elsewhere in this Annual Report as “PMI Notes” and “Prosper Funding Notes”, are referred to collectively as “Notes”.

On January 22, 2013, PMI entered into an Asset Transfer Agreement with Prosper Funding pursuant to which PMI transferred substantially all of its remaining assets to Prosper Funding, including (i) all outstanding Notes issued by PMI under the Indenture dated June 15, 2009 between PMI and Wells Fargo Bank, as trustee, (ii) all Borrower Loans held by PMI, (iii) all lender/borrower/group leader registration agreements related to the Notes or the Borrower Loans, and (iv) all documents and information related to the foregoing, effective February 1, 2013.

Prosper Funding commenced operations as of February 1, 2013 when PMI transferred ownership of the platform, including all of the rights related to the operation of the platform, to Prosper Funding. Since February 1, 2013, all Notes issued and sold through the platform are issued, sold and serviced by Prosper Funding.  Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the platform, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the making of related loans by WebBank and the funding of such loans by WebBank. Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages all other aspects of the platform on behalf of Prosper Funding.

All loans requested and obtained through the platform are unsecured obligations of individual borrower members with a fixed interest rate and loan terms set at three or five years as of December 31, 2013. All loans made through the platform are funded by WebBank, an FDIC-insured, Utah chartered industrial bank.  After funding a loan, WebBank sells the loan to Prosper Funding, without recourse to WebBank, in exchange for the principal amount of the loan.  WebBank does not have any obligation to purchasers of the Notes.

Prosper Funding formed Prosper Asset Holdings LLC (“PAH”) in November 2013 as a limited liability company with the sole equity member being Prosper Funding. PAH was formed to purchase Borrower Loans from Prosper Funding and sell the Borrower Loans to third parties.

2.      Significant Accounting Policies

Basis of Presentation

Prosper Funding’s consolidated financial statements include the accounts of Prosper Funding and its wholly-owned subsidiary PAH. All intercompany balances and transactions between Prosper Funding and PAH have been eliminated in consolidation. Prosper Funding's financial statements have been prepared in accordance with U.S generally accepted accounting principles (U.S. GAAP).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of borrower loans receivable and associated member payment dependent notes, valuation of servicing rights, and contingent liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Certain Risks and Concentrations

In the normal course of its business, Prosper Funding encounters two significant types of risk: credit and regulatory. Financial instruments that potentially subject Prosper Funding to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. Prosper Funding places cash, cash equivalents and restricted cash with high-quality financial institutions and is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds federally insured amounts. Prosper Funding also performs periodic evaluations of the relative credit standing of these financial institutions and has not sustained any credit losses from instruments held at these financial institutions.

To the extent that Borrower Loan payments are not made, servicing income will be reduced.  A group of Notes corresponding to a particular Borrower Loan is wholly dependent on the repayment of such Borrower Loan. As a result, Prosper Funding does not bear the risk on such Borrower Loan.

Prosper Funding is subject to various regulatory requirements. The failure to appropriately identify and address these regulatory requirements could result in certain discretionary actions by regulators that could have a material effect on Prosper Funding's financial position and results of operations.

Cash and Cash Equivalents

Prosper Funding invests its excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value. Such deposits periodically exceed amounts insured by the FDIC. Cash and cash equivalents include various unrestricted deposits with highly rated financial institutions in checking, money market and short-term certificate of deposit accounts.

Restricted Cash

Restricted cash consists primarily of cash deposits held as collateral as required for loan funding and servicing activities.

Borrower Loans and Notes

Prosper Funding has adopted the provisions of ASC Topic 825, Financial Instrument.  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  The fair value election, with respect to an item, may not be revoked once an election is made.  In applying the provisions of ASC Topic 825, Prosper Funding records assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute.  Prosper Funding does not record a specific allowance account related to the Borrower Loans and Notes in which it has elected the fair value option, but rather estimate the fair value of the Borrower Loans and Notes using discounted cash flow methodologies adjusted for Prosper Funding’s historical payment, loss and recovery rates. An account is considered to be a loss, or charged-off, when it reaches more than 120 days past due.  Prosper Funding has reported the aggregate fair value of the Borrower Loans and Notes as separate line items in the assets and liabilities sections of the accompanying balance sheets using the methods described in ASC Topic 820, Fair Value Measurements and Disclosures—See Fair Value Measurement.

Member Loans Sold Directly to Third Party Purchasers

For Borrower Loans sold to unrelated third party purchasers on a servicing retained basis, a gain or loss is recorded on the sale date. In order to calculate the gain or loss, Prosper Funding first determines whether the terms of the servicing arrangement with the purchaser results in a net servicing asset (i.e., when contractual/expected servicing revenues adequately compensate Prosper Funding) or a net servicing liability (i.e., when contractual/expected servicing revenues do not adequately compensate Prosper Funding). When contractual/expected servicing revenues do not adequately compensate Prosper Funding, a portion of the gross proceeds of the Borrower Loans sold on a servicing retained basis are allocated to the recording of a net servicing liability. Conversely, when contractual/expected servicing revenues provide more than adequate compensation to Prosper Funding, the excess servicing compensation is allocated to the gross proceeds of the Borrower Loans sold and results in the recording of a net servicing asset.

Prosper Funding estimates the fair value of the loan servicing asset or liability considering the contractual servicing fee revenue, adequate compensation for Prosper Funding’s servicing obligation, the current principal balances of the Borrower Loans and projected servicing revenues given projected defaults and prepayments (if significant) over the remaining lives of the Borrower Loans.

Loans held for investment

Loans held for investment are primarily comprised of loans held for short durations and are recorded at cost which approximates fair value.

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

Repurchase and Indemnification Obligation

Prosper Funding is obligated to indemnify lenders and repurchase certain Notes and member loans sold directly to third party purchasers in the event of violation of applicable federal, state, or local lending laws, or verifiable identify theft. The loan indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding accrues a provision for the repurchase and indemnification obligation when the Notes or member loans are issued. Indemnified or repurchased Notes and member loans associated with federal, state, or local lending laws, or verifiable identity thefts are written off at the time of repurchase or at the time an indemnification payment is made.

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

Loan servicing fees

Loan servicing revenue includes monthly loan servicing fees and non-sufficient funds (“NSF”) fees. Loan servicing fees are accrued daily based on the current outstanding loan principal balance of the Borrower Loans but are not recognized until payment is received due to the uncertainty of collection of borrower loan payments. NSF fees are charged to borrowers on the first failed payment of each billing period.  NSF fees are charged to the customer and collected and recognized immediately.

Interest income on Borrower Loans Receivable and Interest Expense on Notes

Prosper Funding recognizes interest income on Borrower Loans and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent that is believed it to be collectable.  Below is a table which summarizes the gross interest income on Borrower Loans and expense on Notes for the twelve months ended December 31, 2013 and 2012.

	December 31,
	2013	2012
Interest income on borrower loans	$32,862	$-
Interest expense on notes	(30,564)	-
Net interest income	$2,298	$-

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

Under ASC Topic 820, assets and liabilities carried at fair value on the balance sheets are classified among three levels based on the observability of the inputs used to determine fair value:

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

Financial instruments consist principally of cash and cash equivalents, restricted cash, Borrower Loans receivable, accounts payable and accrued liabilities, and Notes. The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

The following tables present the assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012:

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower loans receivable	$-	$-	$226,238	$226,238
Certificates of deposit and restricted cash	11,028	1,271	-	12,299
Loans held for investment	-	-	3,917	3,917
Liabilities	-	-	-	-
Notes	$-	$-	$226,794	$226,794

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Short term investments	$-	$-	$-	$-
Certificates of deposit	-	-	-		-
Borrower loans receivable	-	-	-		-
Loans held for investment	-	-	-		-
Liabilities
Notes	$-	$-	$-		$-

As observable market prices are not available for the Borrower Loans and Notes, or for similar assets and liabilities, Prosper Funding believes the Borrower Loans and Notes should be considered Level 3 financial instruments under ASC Topic 820.  In a hypothetical transaction as of the measurement date, Prosper Funding believes that differences in the principal marketplace in which the Borrower Loans are originated and the principal marketplace in which Prosper Funding might offer those loans may result in differences between the originated amount of the Borrower Loans and their fair value as of the transaction date.  For Borrower Loans, the fair value is estimated using discounted cash flow methodologies based upon valuation assumptions including prepayment speeds, roll rates, recovery rates and discount rates based on the perceived credit risk within each credit grade.

The obligation to pay principal and interest on any Note is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of its 1.0% servicing fee.  The fair value election for Borrower Loans and Notes allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to lender members that are dependent upon borrower payments.  As such, the aggregate fair value of a group of Notes corresponding to a particular Borrower Loan is approximately equal to the fair value of that Borrower Loan, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to such Note holders.  Any unrealized gains or losses on the Borrower Loans and Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations.  The effective interest rate associated with a group of Notes is less than the interest rate earned on the corresponding Borrower Loan due to the 1.0% servicing fee.  See Note 6 for a roll-forward and further discussion of the significant assumptions used to value Borrower Loans and Notes.

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Investment	Total
Balance at January 1, 2013	$-	$-	$-	$-
Assets transferred on February 1, 2013	170,344	(170,574)	175	(55)
Originations	331,353	(159,921)	14,296	185,728
Principal repayments and credit losses	(99,313)	97,967	(143)	(1,489)
Borrower loans sold to third parties	(171,290)		(10,410)	(181,700)
Change in fair value on borrower loans and notes	(4,856)	5,734	-	878
Change in fair value of loans held for investment	-	-	(1)	(1)
Balance at December 31, 2013	$226,238	$(226,794)	$3,917	$3,361

Quantitative information about Prosper Funding’s Level 3 fair value measurements of its borrower loans and notes as of December 31, 2013 is provided below.  The table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to Prosper Funding’s fair value measurements.

Assets and Liabilities	Fair Value as of December 31	Valuation Technique	Unobservable Inputs

Borrower loans receivable at fair value	$226,238	Discounted Cashflow	Default rates and discount rates

Notes at fair value	$(226,794)	Discounted Cashflow	Default rates and discount rates

3.      Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
Cash and cash equivalents	2013	2012
Cash in bank	$5,789	$5
Total cash and cash equivalents	$5,789	$5

4.      Property and Equipment

Property and equipment consist of the following:

	December 31,
	2013	2012
Property and equipment:
Internal-use software	$3,454	$-
Property and equipment	3,454	-
Less accumulated depreciation and amortization	(1,474)
Total property and equipment, net	$1,980	$-

Depreciation expense for 2013 and 2012 was $538 and $0, respectively. Prosper Funding capitalized internal-use software costs in the amount of $1,798 and $0 for the years ended December 31, 2013 and 2012, respectively.

5.      Loans Held for Investment

During the year ended December 31, 2013, a total of $14,296 of Borrower Loans originated through the platform were held by Prosper Funding as Loans held for investment. During the year ended December 31, 2013, $10,410 of these Borrower Loans were sold to an unrelated third party. Loans held for investment on the consolidated balance sheets as of December 31, 2013 and 2012 was $3,917 and $0, respectively. When a Borrower Loan has been funded by Prosper Funding in whole, or in part, the portion of the borrower’s monthly loan payment that corresponds to the percentage of the Borrower Loan that was funded by Prosper Funding is retained. In these cases, interest income is recorded on such Borrower Loans.

The fair value of the Borrower Loans held for investment is estimated using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of Borrower Loans, which are set forth in Note 2, as they have similar characteristics and Prosper Funding expects these loans to behave in a comparable manner.  The valuation assumptions used to value these loans include prepayment rates, default rates and recovery rates derived from historical loan performance data and discount rates based on the credit grade applied to each loan.

The fair value adjustment on the Borrower Loans held for investment was $(1) and $0, which is included in earnings for the year ended December 31, 2013 and 2012, respectively.  During the year ended December 31, 2013 Prosper Funding has received $143 in payments on these loans. During the year ended December 31, 2013, there was $14 in Borrower Loans held for investment that were charged-off.

6.      Borrower Loans and Notes Held at Fair Value

Prosper Funding estimates the fair value of the Borrower Loans and Notes using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used to value the Borrower Loans and Notes include default rates derived from historical performance and discount rates applied to each Prosper Rating tranche based on the perceived credit risk of such Prosper Rating. If Prosper Funding does not receive payments on a Borrower Loan, Prosper Funding is not obligated to and does not make payments on the corresponding Notes. The aggregate fair value of a group of Notes corresponding to a particular Borrower Loan is approximately equal to the fair value of that Borrower Loan, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to such Note holders.  The effective interest rate associated with a group of Notes is less than the interest rate earned on the corresponding PMI Borrower Loan due to the 1.0% servicing fee.

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at December 31, 2013 for Borrower Loans and Notes are presented in the following table:

	Borrower Loans		Notes
Discount rate assumption:	9.77	%*	9.77	%*
Resulting fair value from:
100 basis point increase	$222,989		$220,362
200 basis point increase	220,363		217,756
Resulting fair value from:
100 basis point decrease	$228,465		$225,784
200 basis point decrease	231,282		228,560

Default rate assumption:	7.2	%*	7.2	%*
Resulting fair value from:
10% higher default rates	$223,233		$220,620
20% higher default rates	220,039		217,439
Resulting fair value from:
10% lower default rates	$228,151		$225,477
20% lower default rates	230,554		227,866

* Represents weighted average assumptions considering all Prosper Ratings.

The changes in fair value would directly impact the change in fair value on Borrower Loans, loans held for investment and Notes in the consolidated statements of operations.

Due to the recent origination of the Borrower Loans and Notes, the change in fair value attributable to instrument-specific credit risk is immaterial.  Of the Borrower Loans originated through the platform from July 13, 2009 to December 31, 2013, 332 such loans which were 90 days or more delinquent for an aggregate principal amount of $1,941 and a fair value of $175 as of December 31, 2013.

7.      Repurchase and Indemnification Obligation

Changes in Prosper Funding’s repurchase and indemnification obligations are summarized below:

	Years Ended December 31,
	2013	2012
Beginning of year balance:	$-	$-
Provision for repurchases and indemnifications	41	-
Amounts repurchased and immediately charged off or charged off and indemnified (net of recoveries)	(9)	-
End of year balance:	$32	$-

For the years ended December 31, 2013 and 2012, the provision for repurchase and indemnification obligation was $83 and $0, respectively.

8.      Income Taxes

Prosper Funding incurred no income tax provision for the year ended December 31, 2013 and 2012.  Prosper Funding is a US disregarded entity and the income and loss is included in the return of its parent, PMI.  Since PMI is in a loss position, not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.

9.      Subsequent Events

On March 10, 2014, the boards of PMI and Prosper Funding, respectively, appointed Aaron Vermut, who previously served as President of PMI and Prosper Funding, to the position of Chief Executive Officer of PMI and Prosper Funding. In connection with Aaron Vermut's appointment as Chief Executive Officer of PMI and Prosper Funding, Stephen P. Vermut, who previously served as Chief Executive Officer of PMI and Prosper Funding, has been appointed by the boards of PMI and Prosper Funding, respectively, to the role of Executive Chairman of PMI and Prosper Funding.

In connection with the foregoing appointments, the boards of PMI and Prosper Funding, respectively, also appointed Ronald Suber to the role of President of PMI and Prosper Funding. Mr. Suber served as PMI's Head of Global Institutional Sales and Prosper Funding's Vice President prior to his appointment as President.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2014.

PROSPER MARKETPLACE, INC.

By:	/s/ Aaron Vermut
Aaron Vermut
Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua P. Hachadourian and Sachin Adarkar, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Aaron Vermut	Chief Executive Officer (Principal Executive Officer)	March 31, 2014
Aaron Vermut

/s/ Joshua P. Hachadourian	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	March 31, 2014
Joshua P. Hachadourian

/s/ Stephan Vermut	Executive Chairman and Director	March 31, 2014
Stephan Vermut

/s/ Christopher Bishko	Director	March 31, 2014
Christopher Bishko

/s/ Rajeev Date	Director	March 31, 2014
Rajeev Date

/s/ Patrick Grady	Director	March 31, 2014
Patrick Grady

S-1

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2014.

PROSPER FUNDING LLC

By:	/s/ Aaron Vermut
Aaron Vermut
Chief Executive Officer (Principal Executive Officer); Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua P. Hachadourian and Sachin Adarkar, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Aaron Vermut	Chief Executive Officer (Principal Executive Officer); Director	March 31, 2014
Aaron Vermut

/s/ Joshua P. Hachadourian	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2014
Joshua P. Hachadourian

/s/ Stephan Vermut	Executive Chairman and Director	March 31, 2014
Stephan Vermut

/s/ Ronald Suber	President; Director	March 31, 2014
Ronald Suber

/s/ Bernard Angelo	Director	March 31, 2014
Bernard Angelo

/s/ David DeAngelis	Director	March 31, 2014
David DeAngelis

S-2

EXHIBIT INDEX

Exhibit Number	Description

2.1
Asset Transfer Agreement, dated January 22, 2013, between Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 2.1 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013)

3.1
Fifth Amended and Restated Limited Liability Company Agreement of Prosper Funding LLC, dated October 21, 2013 (incorporated by reference to Exhibit 3.1 of Post-Effective Amendment No. 3 to the Registration Statement on Form S-1, filed October 23, 2013 by Prosper Funding and PMI)

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

10.3
Form of PMI Borrower Registration Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Amendment No. 1 to PMI’s Registration Statement on Form S-1 (File No. 333-182599), filed on November 19, 2012)

10.4
Form of PMI Lender Registration Agreement (Note Commitment, Purchase and Sale Agreement) (incorporated by reference to Exhibit 10.2 of Pre-Effective Amendment No. 1 to PMI’s Registration Statement on Form S-1 (File No. 333-182599) filed on November 19, 2012)

10.5
Amended and Restated Processing Agreement, dated  November 21, 2012, between CSC Logic, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 5 to Prosper Funding and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed November 27, 2012) (1)

10.6
Back-up Processing Agreement, dated November 21, 2012, between CSC Logic, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 5 to Prosper Funding and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed November 27, 2012) (1)

10.7
Administration Agreement between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013)

10.8
Services and Indemnity Agreement, dated March 1, 2012, between Global Securitization Services, LLC, Kevin Burns, Bernard Angelo, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.8 of Pre-Effective Amendment No. 3 to Prosper Funding and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed November 21, 2012)

10.9
Second Amended and Restated Loan Sale Agreement, dated January 25, 2013, between WebBank, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.5 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.10
Second Amended and Restated Loan Account Program Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.11
Stand By Loan Purchase Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.12
Amended and Restated Loan Sale Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.4 of PMI’s Quarterly Report on Form 10-Q, filed November 12, 2010)(1)

10.13
Amended and Restated Loan Account Program Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI’s Quarterly Report on Form 10-Q, filed November 12, 2010)(1)

10.14
Amended and Restated Hosting Services Agreement, between FOLIOfn Investments, Inc., Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.3 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013)

10.15
Amended and Restated Services Agreement, between FOLIOfn Investments, Inc., Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.2 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013)

10.16
Amended and Restated License Agreement, between FOLIOfn Investments, Inc., Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.4 of PMI and Prosper Funding’s Current Report on Form 8-K, filed on January 28, 2013)

10.17
Hosting Services Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 3 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed April 14, 2009)

10.18
Prosper-Folio Services Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 3 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed April 14, 2009)

10.19
Prosper-Folio Software License Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 3 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed April 14, 2009)

10.20	Indemnification Agreement, dated January 15, 2013, between Prosper Marketplace, Inc. and Patrick Gardy

10.21	Indemnification Agreement, dated July 18, 2013, between Prosper Marketplace, Inc. and Rajeev V. Date

10.22	Schedule of Prosper Marketplace, Inc. Officer and Director Indemnification Agreements (included as Exhibit A in Exhibit 10.21)

10.23
Form of PMI interim Borrower Registration Agreement (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to PMI’s Registration Statement on Form S-1 (File No. 333-182599) filed on January 7, 2013)

10.24
Form of PMI interim Lender Registration Agreement (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to PMI’s Registration Statement on Form S-1 (File No. 333-182599) filed on January 7, 2013)

10.25	Backup Servicing Agreement, dated January 9, 2014, between Prosper Funding LLC and First Associates Loan Servicing, LLC (1)

10.26
Amended and Restated Services and Indemnity Agreement, dated May 30, 2013, between Prosper Funding LLC, Prosper Marketplace, Inc., Global Securititization Services, LLC, Bernard J. Angelo and David V. DeAngelis (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 5, 2013 by Prosper Funding and PMI)

21.1	Subsidiaries of Prosper Marketplace, Inc.

21.2	Subsidiaries of Prosper Funding LLC

31.1	Certification of Chief Executive Officer of PMI Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of Prosper Funding Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Prosper Funding pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer of PMI pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer of Prosper Funding pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act.