Form 10-Q
period 2014-06-30
PROSPER MARKETPLACE INC; Prosper Funding LLC
filed 2014-08-14
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at August 8, 2014
Prosper Marketplace, Inc.	14,464,398 ($.01 par value)
Prosper Funding LLC	None

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC.  INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Prosper Marketplace, Inc. Notes to Condensed Consolidated Financial Statements,” “Prosper Funding LLC Notes to Condensed Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, Prosper Funding LLC (“Prosper Funding”) or Prosper Marketplace, Inc. (“PMI” and, collectively with Prosper Funding, the “Registrants”) expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of Prosper Funding and PMI’s respective managements, expressed in good faith and is believed to have a reasonable basis.  Nevertheless, there can be no assurance that the expectation or belief will result or be achieved or accomplished. In this Quarterly Report, the unsecured, consumer loans originated through the platform are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through the platform, whether issued by PMI or Prosper Funding, are referred to as “Notes.” The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	the performance of the Notes, which, in addition to being speculative investments, are special, limited obligations that are not guaranteed or insured;

•	Prosper Funding’s ability to make payments on the Notes, including in the event that borrowers fail to make payments on the corresponding Borrower Loans;

•	the reliability of the information about borrowers that is supplied by borrowers;

•	Prosper Funding and PMI’s ability to service the Borrower Loans, and their ability or the ability of a third party debt collector to pursue collection against any borrower, including in the event of fraud or identity theft;

•	credit risks posed by the credit worthiness of borrowers and the effectiveness of the Registrants’ credit rating systems;

•	actions by some borrowers to defraud investor members and risks associated with identity theft;

•	Prosper Funding and PMI’s limited operational history and lack of significant historical performance data about borrower performance;

•	the impact of current economic conditions on the performance of the Notes and loss rates of the Notes;

•	payments by borrowers on the loans in light of the facts that the loans do not impose restrictions on borrowers and do not include cross-default provisions;

•	Prosper Funding and PMI’s compliance with applicable local, state and federal law, including the Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;

•	potential efforts by state regulators or litigants to characterize Prosper Funding or PMI, rather than WebBank, as the lender of the loans originated through the platform;

•	the application of federal and state bankruptcy and insolvency laws to borrowers and to Prosper Funding and PMI;

•	the impact of borrower delinquencies, defaults and prepayments on the returns on the Notes;

•	the lack of a public trading market for the Notes and any inability to resell the Notes on the Note Trader platform;

•	the federal income tax treatment of an investment in the Notes and the PMI Management Rights;

•	Prosper Funding and PMI’s ability to prevent security breaches, disruptions in service, and comparable events that could compromise the personal and confidential information held on their data systems, reduce the attractiveness of the platform or adversely impact their ability to service loans; and

•	Prosper Funding’s ability to compete successfully in the peer-to-peer and consumer lending industry.

There may be other factors that may cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q.  Prosper Funding and PMI can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on Prosper Funding or PMI’s results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of the Registrants’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014, as well as any subsequent quarterly reports on Form 10-Q, for a description of certain risks that could, among other things, cause Prosper Funding and PMI’s actual results to differ from these forward-looking statements.

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

Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share and per share amounts)

	June 30, 2014	December 31, 2013 *
Assets
Cash and cash equivalents	$76,802	$18,339
Restricted cash	17,946	15,473
Accounts receivable	229	218
Loans held for investment	9,543	3,917
Borrower loans receivable at fair value	246,861	226,238
Property and equipment, net	4,200	3,396
Prepaid and other assets	2,870	708
Total Assets	$358,451	$268,289

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$10,399	$6,737
Class action settlement liability	8,000	10,000
Notes at fair value	246,511	226,794
Repurchase liability for unvested restricted stock awards	721	609
Repurchase and indemnification obligation	146	32
Total Liabilities	265,777	244,172

Commitments and contingencies (see Note 10)

Stockholders' Equity
Convertible preferred stock – Series A '13, A-1 '13, B '13 and C’14 ($0.01 par value; 32,155,022 and 27,274,068 shares authorized, issued and outstanding as of June 30, 2014 and December 31, 2013, respectively). (Aggregate liquidation preference of $166,247 and $96,172 as of June 30, 2014 and December 31, 2013, respectively).	322	273
Common stock ($0.01 par value; 47,928,883 shares authorized; 14,236,119 issued and outstanding as of June 30, 2014; and 41,487,465 shares authorized; 13,720,214 issued and outstanding as of December 31, 2013).	115	75
Additional paid-in capital	198,777	128,140
Less: treasury stock	(291)	(291)
Accumulated deficit	(106,249)	(104,080)
Total Stockholders' Equity	92,674	24,117
Total Liabilities and Stockholders' Equity	$358,451	$268,289

The number of shares issued and outstanding reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

* Derived from the Company’s audited consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Origination Fees	$16,448	$3,342	$25,149	$4,914
Interest Income on Borrower Loans	10,701	8,563	20,810	16,292
Interest Expense on Notes	(9,494)	(8,127)	(18,763)	(15,453)
Rebates & Promotions	(639)	(387)	(999)	(662)
Other Revenues	269	285	965	432
Total Revenues	17,285	3,676	27,162	5,523

Cost of Revenues
Cost of Services	(767)	(500)	(1,293)	(982)
Provision for repurchase and indemnification obligation	(54)	(50)	(116)	(177)
Net Revenues	16,464	3,126	25,753	4,364

Operating Expenses
Compensation and Benefits	5,277	3,303	9,219	5,841
Marketing and Advertising	9,040	3,878	15,026	5,451
Depreciation and Amortization	380	208	743	413
General and Administrative
Professional Services	364	694	541	1,382
Facilities and Maintenance	621	481	1,066	794
Class Action Settlement	-	10,000	-	10,000
Loss on impairment of Fixed Assets	-	61	215	62
Other	877	466	1,503	760
Total Operating Expenses	16,559	19,091	28,313	24,703
Loss Before Other Income and Expenses	(95)	(15,965)	(2,560)	(20,339)

Other Income and Expenses
Interest Income	1	-	2	-
Change in Fair Value of Borrower Loans, Loans Held for Investment and Notes, net	91	312	389	487
Total Other Income and Expenses	92	312	391	487
Loss Before Income Taxes	(3)	(15,653)	(2,169)	(19,852)
Provision For Income Taxes	-	-	-	-
Net Loss	$(3)	$(15,653)	$(2,169)	$(19,852)

Net loss per share – basic and diluted	$(0.00)	$(2.39)	$(0.25)	$(3.30)
Weighted- average shares - basic and diluted net loss per share	9,155,199	6,553,785	8,794,337	6,020,281

The weighted average number of shares and the net loss per share reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(in thousands, except for share and per share amounts)

	Preferred Stock		Common Stock		Treasury Stock		Additional
							Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of January 1, 2014	27,274,068	$273	13,902,478	$75	(182,264)	$(291)	$128,140	$(104,080)	$24,117
Issuance of convertible preferred stock, Series C'14	4,880,954	49	-	-	-	-	69,909	-	69,958
Exercise of vested stock options	-	-	157,312	1	-	-	30	-	31
Exercise of nonvested stock options	-	-	351,750	-	-	-	-		-
Repurchase of restricted stock	-	-	(101,980)	-	-	-	-		-
Restricted stock vested	-	-	38,451	38			114		152
Exercise of warrants			70,372	1			84		85
Stock-based compensation expense	-	-	-	-	-	-	500	-	500
Net loss	-	-	-	-	-	-	-	(2,169)	(2,169)
Balance as of June 30, 2014	32,155,022	$322	14,418,383	$115	(182,264)	$(291)	$198,777	$(106,249)	$92,674

The number of shares reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except for share and per share amounts)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,169)	$(19,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of borrower loans	958	4,082
Change in fair value of loans held for investment	3	3
Change in fair value of notes	(1,350)	(4,573)
Depreciation and amortization	743	413
Provision for repurchase and indemnification obligation	114	124
Stock-based compensation expense	500	92
Loss on impairment of fixed assets	215	62
Changes in operating assets and liabilities:
Restricted cash	(2,473)	(1,339)
Accounts receivable	(11)	(40)
Prepaid and other assets	(2,162)	(851)
Accounts payable and accrued liabilities	3,662	(95)
Class action settlement liability payment	(2,000)	10,000
Net cash used in operating activities	(3,970)	(11,974)

Cash flows from investing activities:
Origination of borrower loans held at fair value	(330,464)	(74,875)
Repayment of borrower loans held at fair value	65,648	50,568
Proceeds from sale of borrower loans held at fair value	243,235	–
Purchases of property and equipment	(1,762)	(1,123)
Maturities of short term investments	–	1,000
Repayments of loans held for investment at fair value and credit losses	312	64
Origination of loans held for investment at fair value	(111,927)	(44)
Proceeds from sale of loans held for investment at fair value	105,986	-
Net cash used in investing activities	(28,972)	(24,410)

Cash flows from financing activities:
Proceeds from issuance of notes held at fair value	86,713	74,875
Payment of notes held at fair value	(65,646)	(50,291)
Proceeds from issuance of convertible preferred stock	70,075	20,000
Principal repayment of notes payable	-	116
Proceeds from early exercise of stock options	276	–
Proceeds from exercise of vested stock options	31
Issuance costs of convertible preferred stock	(117)	(101)
Repurchase of restricted stock	(12)	-
Proceeds from exercise of warrants	85	-
Net cash provided by financing activities	91,405	44,599
Net increase in cash and cash equivalents	58,463	8,215
Cash and cash equivalents at beginning of the period	18,339	2,300
Cash and cash equivalents at end of the period	$76,802	$10,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization and Business

Prosper Marketplace, Inc. (“PMI” or “the Company”) was incorporated in the state of Delaware on March 22, 2005. PMI developed a peer-to-peer online credit platform (the “platform”) and prior to February 1, 2013, owned the proprietary technology that made operation of the platform possible. Prior to February 1, 2013, PMI also operated the platform, facilitated the origination of unsecured, consumer loans by WebBank, an FDIC-insured, Utah-chartered industrial bank, through the platform and issued and sold borrower payment dependent notes corresponding to those loans.

The platform is designed to allow investor members to invest money in borrower members in an open transparent marketplace, with the aim of allowing both investor members and borrower members to profit financially as well as socially. The Company believes peer-to-peer lending represents a new model of consumer lending, where individuals and institutions can earn the interest spread of a traditional consumer lender but must also assume the credit risk of a traditional lender. The platform was launched to the public in 2006 and had attracted over two million members and facilitated approximately $1.4 billion in Borrower Loans as of June 30, 2014.

A borrower member who wishes to obtain a loan through the platform must post a loan listing, or listing, on the platform. Listings are allocated to one of two investor member funding channels: (i) the first channel allows investor members to commit to purchase Notes, the payments of which are dependent on the payments made on the corresponding Borrower Loan (the “Note Channel”); and (ii) the second channel allows investor members to commit to purchase 100% of a Borrower Loan directly from the Company (the “Whole Loan Channel”).

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

As reflected in the accompanying condensed consolidated financial statements, the Company has incurred net losses and negative cash flows from operations since inception.  An accumulated deficit of $106.2 million was incurred as of June 30, 2014.  At June 30, 2014, the Company had $76.8 million in cash and cash equivalents. Since its inception, the Company has financed its operations primarily through equity financing from various sources.  The Company believes that its current cash position, including the additional $51.4 million ($69.9 million raised in May 2014 net of $18.5 million spent in July 2014 on preferred share repurchases) through a new equity financing, is sufficient to meet its current liquidity needs. On May 1, 2014, the Company entered into a Series C Preferred Stock Purchase Agreement with certain new investors (collectively, the “Series C Share Purchasers”), pursuant to which the Company issued and sold to such Series C Share Purchasers 4,880,954 shares of the Company’s Series C Preferred Stock for an aggregate purchase price of $69.9 million, net of issuance costs. Refer to Note 13, Subsequent Events for additional information on the preferred share repurchases.

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

Borrower Loans Sold Directly to Third Party Purchasers

For Borrower Loans sold to unrelated third party purchasers on a servicing retained basis through the Whole Loan Channel, a gain or loss is recorded on the sale date. In order to calculate the gain or loss, the Company first determines whether the terms of the servicing arrangement with the purchaser results in a net servicing asset (i.e., when contractual/expected servicing revenues adequately compensate the Company) or a net servicing liability (i.e., when contractual/expected servicing revenues do not adequately compensate the Company). When contractual/expected servicing revenues do not adequately compensate the Company, a portion of the gross proceeds of the Borrower Loans sold on a servicing retained basis through the Whole Loan Channel are allocated to the recording of a net servicing liability. Conversely, when contractual/expected servicing revenues provide more than adequate compensation to the Company, the excess servicing compensation is allocated to the gross proceeds of the Borrower Loans sold and results in the recording of a net servicing asset. The Company estimates the fair value of the loan servicing asset or liability considering the contractual servicing fee revenue, adequate compensation for the Company's servicing obligation, the current principal balances of the Borrower Loans and projected servicing revenues given projected defaults and prepayments (if significant) over the remaining lives of the Borrower Loans. The Company recorded a gain/(loss) on sale of whole loans of $(0.2) million and $0 for the three months ended June 30, 2014 and 2013, respectively, which was included in Other revenues on the condensed consolidated statements of operations. The Company recorded a gain/(loss) on sale of whole loans of $0.2 million and $0 for the six months ended June 30, 2014 and 2013, respectively, which was included in Other revenues on the condensed consolidated statements of operations. At June 30, 2014 and December 31, 2013, the Company recorded $0.7 million and $0.1 million as a servicing asset related to these loans, which is included in Borrower loans receivable at fair value on the condensed consolidated balance sheets.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Level 1	Level 2	Level 3	Fair Value
Assets
Borrower loans receivable	$-	$-	$246,861	$246,861
Restricted cash	16,573	1,373	-	17,946
Loans held for investment	-	-	9,543	9,543
Liabilities
Notes	$-	$-	$246,511	$246,511

December 31, 2013	Level 1	Level 2	Level 3	Fair Value
Assets
Borrower loans receivable	$-	$-	$226,238	$226,238
Restricted cash	14,032	1,441	-	15,473
Loans held for investment	-	-	3,917	3,917
Liabilities
Notes	$-	$-	$226,794	$226,794

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

Repurchase and Indemnification Obligation

Under the terms of the Notes, the Lender Registration Agreements between the Company and investor members who participate in the Note Channel, and the loan purchase agreements between the Company and investor members that participate in the Whole Loan Channel, the Company may, in certain circumstances, become obligated to repurchase a Note or Borrower Loan from a investor member or indemnify a investor member against loss on a Note. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The indemnification and repurchase obligation is estimated based on historical experience. The Company accrues a provision for the repurchase and indemnification obligation when the Notes or Borrower Loans are issued. Indemnified or repurchased Notes and repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.

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

Interest Income on Borrower Loans Receivable and Interest Expense on Notes

The Company recognizes interest income on Borrower Loans funded through the Note Channel and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent the Company believes it to be collectable.  The following table summarizes the gross interest income and expense for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Interest income on borrower loans	$10,701	$8,563	$20,810	$16,292
Interest expense on notes	(9,494)	(8,127)	(18,763)	(15,453)
Net interest income	$1,207	$436	$2,047	$839

Marketing and Advertising Expense

Under the provisions of ASC Topic 720, Other Expenses, the costs of advertising are expensed as incurred. Marketing and advertising costs were $15.0 million and $5.5 million for the six months ended June 30, 2014 and 2013, respectively.

Rebate and Promotional Expenses

Rebates and promotions are accounted for in accordance with ASC Topic 605, Revenue Recognition.  From time to time, rebates and promotions are offered to borrower and investor members.  These rebates and promotions are recorded as an offset to revenue if a particular rebate or promotion is earned upon the origination of the Borrower Loan. Rebates and promotions have in the past been in the form of cash back and other incentives paid to borrower and investor members.

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

Net Loss Per Share

Net loss per share is computed in accordance with ASC Topic 260, Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common shareholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At June 30, 2014, there were outstanding convertible preferred stock, warrants and options convertible into 32,155,022, 148,438 and 4,338,461 common shares, respectively, which may dilute future earnings per share. At June 30, 2013, there were outstanding convertible preferred stock, warrants and options convertible into 138,681,720, 2,187,969 and 7,212,610 common shares, respectively, which may dilute future earnings per share. The weighted average number of shares and the loss per share reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013. By reporting a net loss for the three and six months ended June 30, 2014 and 2013, potentially dilutive securities are excluded from the computation of net loss per share, as their effect would be antidilutive.

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

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard will be effective for the Company in the first quarter of fiscal 2017. Early adoption is not permitted. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.

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

The obligation to pay principal and interest on any series of Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of its servicing fee.  The fair value election for Notes and Borrower Loans funded through the Note Channel allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to investor members that are dependent upon borrower payments.  As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans funded through the Note Channel, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to Note holders.  Any unrealized gains or losses on such Borrower Loans and Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations.  The effective interest rate associated with a series of Notes is less than the interest rate earned on the corresponding Borrower Loan due to the servicing fee.  See further discussion in this note for a roll-forward and further discussion of the significant assumptions used to value Borrower Loans and Notes funded through the Note Channel.

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

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at June 30, 2014 for Borrower Loans and Notes funded through the Note Channel are presented in the following table (in thousands):

	Borrower Loans		Notes
Discount rate assumption:	9.43	%*	9.43	%*
Resulting fair value from:
100 basis point increase	$239,501		$236,585
200 basis point increase	236,564		233,668
Resulting fair value from:
100 basis point decrease	$245,558		$242,591
200 basis point decrease	248,688		245,689

Default rate assumption:	7.00	%*	7.00	%*
Resulting fair value from:
10% higher default rates	$239,687		$236,768
20% higher default rates	236,761		233,869
Resulting fair value from:
10% lower default rates	$245,132		$242,152
20% lower default rates	247,726		244,721

* Represents weighted average assumptions considering all credit grades.

The changes in Level 3 assets measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Investment	Total
Balance at January 1, 2013	$166,900	$(167,478)	$175	$(403)
Originations	74,875	(74,875)	44	44
Principal repayments and credit losses	(50,568)	50,291	(64)	(341)
Change in fair value on borrower loans and notes	(4,082)	4,573	-	491
Change in fair value of loans held for investment	-	-	(3)	(3)
Balance at June 30, 2013	$187,125	$(187,489)	$152	$(212)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Investment	Total
Balance at January 1, 2014	$226,238	$(226,794)	$3,917	$3,361
Originations	330,464	(86,713)	111,927	355,678
Principal repayments and credit losses	(65,648)	65,646	(312)	(314)
Borrower loans sold to third parties	(243,235)	-	(105,986)	(349,221)
Change in fair value on borrower loans and notes	(958)	1,350	-	392
Change in fair value of loans held for investment	-	-	(3)	(3)
Balance at June 30, 2014	$246,861	$(246,511)	$9,543	$9,893

The changes in fair value would directly impact the change in fair value on Borrower Loans, Loans held for investment and Notes in the condensed consolidated statements of operations.

Due to the recent origination of the Borrower Loans and Notes funded through the Note Channel, the change in fair value attributable to instrument-specific credit risk is immaterial.  Of the 92,110 Borrower Loans originated from July 13, 2009 to June 30, 2014, 254 Borrower Loans were 90 days or more delinquent, which related to an aggregate principal amount of $1.6 million and a fair value of $0.16 million as of June 30, 2014.

4.	Loans Held for Investment

Loans held for investment on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, was $9.5 million and $3.9 million, respectively. For the six months ended June 30, 2014 and 2013, a total of $111.9 million and $0.04 million of Borrower Loans originated through the platform as Loans held for investment. For the six months ended June 30, 2014 and 2013, $106.0 million and $0 of these Borrower Loans were sold to an unrelated third party through the Whole Loan Channel. When a Borrower Loan has been funded by the Company in whole, or in part, the portion of the borrower’s monthly loan payment that corresponds to the percentage of the Borrower Loan that is funded is retained. In these cases, interest income is recorded on these Borrower Loans. Origination fees earned from Borrower Loans funded are initially deferred and subsequently amortized ratably over the holding period of the Borrower Loan and are reported in the statements of operations as Origination fees.

The changes in Loans held for investment measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Loans Held for Investment
Balance at January 1, 2013	$175
Originations	44
Principal repayments and credit losses	(64)
Change in fair value of loans held for investment	(3)
Balance at June 30, 2013	$152

Balance at January 1, 2014	$3,917
Originations	111,927
Principal repayments and credit losses	(312)
Borrower loans sold to third parties	(105,986)
Change in fair value of loans held for investment	(3)
Balance at June 30, 2014	$9,543

5.	Repurchase and Indemnification Obligation

For the three months ended June 30, 2014 and 2013, the provision for repurchase and indemnification obligation was $0.05 million and $0.05 million, respectively. For the six months ended June 30, 2014 and 2013, the provision for repurchase and indemnification obligation was $0.1 million and $0.2 million, respectively. The balance of the Repurchase and indemnification obligation as of June 30, 2014 and December 31, 2013, was $0.15 million and $0.03 million, respectively.

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

The Company uses the two-class method to compute net loss per share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Prior to their conversion to common shares, each series of the Company’s convertible preferred stock was entitled to participate on an as-if-converted basis in distributions, when and if declared by the board of directors (“Board of Directors”), that were made to common stockholders and as a result these shares were considered participating securities. During the three months ended June 30, 2014, certain shares issued as a result of the early exercise of stock options, which are subject to a repurchase right by the Company, were entitled to receive non-forfeitable dividends during the vesting period and as a result were considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three months ended June 30, 2014 and 2013, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Basic and diluted net loss per share was calculated as follows (in thousands, except for share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss applicable to common stockholders for basic and diluted EPS	$(3)	$(15,653)	$(2,169)	$(19,852)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	9,155,199	6,553,785	8,794,337	6,020,281
Basic and diluted net loss per share	$(0.00)	$(2.39)	$(0.25)	$(3.30)

The number of shares reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013

Due to losses attributable to the Company’s common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	Three and Six months ended June 30
	2014	2013
Excluded Securities:	(shares)	(shares)
Convertible preferred stock issued and outstanding	32,155,022	13,868,172
Stock options issued and outstanding	4,338,461	721,261
Unvested stock options exercised	4,825,667	-
Warrants issued and outstanding	148,438	218,797
Total common stock equivalents excluded from diluted net loss per common share computation	41,467,588	14,808,230

The number of shares issued and outstanding reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

7.	Stockholders’ Equity

Preferred Stock

Under the Company's certificate of incorporation, preferred stock is issuable in series, and the Company’s Board of Directors is authorized to determine the rights, preferences, and terms of each series.

In January 2013, the Company issued and sold 13,868,152 shares of new Series A (“Series A”) preferred stock in a private placement at a purchase price of $1.44 per share for $19.8 million, net of issuance costs.  In connection with that sale, the Company issued 5,117,182 shares at par value $0.01 per share of Series A-1 (“Series A-1”) convertible preferred stock to the holders of shares of the Company’s preferred stock that was outstanding immediately prior to the sale (“Old Preferred Shares”) in consideration for such stockholders participating in the sale. In connection with the new Series A sale, Old Preferred Shares were converted into shares of common stock at a ratio of 1:1 if the holder of the Old Preferred Shares participated in the new Series A sale or at a 10:1 ratio if the holder of the Old Preferred Shares did not so participate. In addition, each such participating holder received a share of new Series A-1 preferred stock for every dollar of liquidation preference associated with an Old Preferred Share held by such holder. Each share of Series A-1 preferred stock has a liquidation preference of $10.00 and converts into common stock at a ratio of 1,000,000:1.  These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.

In September 2013, the Company issued and sold 8,288,734 shares of new Series B (“Series B”) preferred stock in a private placement at a purchase price of $3.02 per share for approximately $24.9 million, net of issuance costs.

In May 2014, the Company issued and sold 4,880,954 shares of new Series C (“Series C”) preferred stock in a private placement at a purchase price of $14.36 per share for approximately $69.9 million, net of issuance costs.  The purpose of this share issuance was to raise funds for the below tender offer and general operating needs.

On June 18, 2014, the Company issued a Tender Offer Statement to purchase up to 1,392,757 shares, in the aggregate, of its Series A Preferred Stock and Series B Preferred Stock, or such lesser number of shares as were properly tendered and not properly withdrawn, at a price equal to $14.36 per share, net to seller in cash. The offer, expired on July 16, 2014.  Refer to Note 13, Subsequent Events, below for more details.

Convertible Preferred Stock	Par Value	Authorized, Issued and Outstanding shares as of June 30, 2014	Liquidation Preference ($,000s)
New Series A	$0.01	13,868,152	$20,000
Series A-1	0.01	5,117,182	51,172
New Series B	0.01	8,288,734	25,000
New Series C	0.01	4,880,954	70,075
		32,155,022	$166,247

The number of shares issued and outstanding reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

Dividends

Dividends on shares of the new Series A, new Series B and new Series C preferred stock are payable only when, as, and if declared by the Board of Directors. No dividends will be paid with respect to the common stock until any declared dividends on the new Series A preferred stock, new Series B preferred stock and new Series C preferred stock have been paid or set aside for payment to the new Series A preferred stockholders, new Series B preferred stockholders and new Series C preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then effective conversion rate. To date, no dividends have been declared on any of the Company’s preferred stock or common stock, and there are no dividends in arrears at June 30, 2014.

Conversion

Under the terms of the Company’s amended and restated certificate of incorporation, the holders of preferred stock have the right to convert such preferred stock into common stock at any time. In addition, all preferred stock automatically converts into common stock (i) immediately prior to the closing of an IPO that values the Company at least at $750 million and that results in aggregate proceeds to the Company of at least $100 million or (ii) upon a written request from the holders of at least 60% of the voting power of the outstanding preferred stock (on an as-converted basis) including at least 14% of the voting power of the outstanding Series A-1 preferred stock. In addition, if a holder of the new Series A preferred stock has converted any of the new Series A preferred stock, then all of such holder’s shares of Series A-1 preferred stock also will be converted upon a liquidation event. In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, the Company shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by the Board of Directors. At present, the new Series A preferred stock, new Series B preferred stock and the new Series C preferred stock converts into the Company common stock at a 1:1 ratio while the Series A-1 preferred stock converts into the Company common stock at a 1,000,000:1 ratio.

Liquidation Rights

Each holder of new Series A preferred stock, new Series B preferred stock and new Series C preferred stock is entitled to receive, on a pari passu basis, prior and in preference to any distribution of proceeds from a liquidation event to the holders of Series A-1 preferred stock or common stock, an amount per share for each share of new Series A preferred stock, new Series B preferred stock and new Series C preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share. After the payment or setting aside for payment to the holders of new Series A preferred stock, new Series B preferred stock and new Series C preferred stock, the holders of Series A-1 preferred stock are entitled to receive, prior and in preference to any distribution of proceeds to the holders of common stock an amount per share for each such share of Series A-1 preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share. After the payment or setting aside for payment to the holders of new Series A preferred stock, new Series B preferred stock, new Series C preferred stock and Series A-1 preferred stock, the entire remaining proceeds legally available for distribution will be distributed pro rata to the holders of new Series A preferred stock and common stock in proportion to the number of shares of common stock held by them assuming the new Series A preferred stock has been converted into shares of common stock at the then effective conversion rate, provided that the maximum aggregate amount per share of new Series A preferred stock which the holders of new Series A preferred stock shall be entitled to receive is three times the original issue price for the new Series A preferred stock. At present, the liquidation preferences are equal to $1.44215155 per share for the new Series A preferred stock, $10.00 per share for the Series A-1 preferred stock, $3.01613647 per share for the new Series B preferred stock and $14.356821052 per share for the new Series C preferred stock.

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

Authorized and Outstanding Shares:

The Company, through its amended and restated certificate of incorporation, is the sole issuer of common stock and related options and warrants. On October 29, 2013, the Company amended and restated its certificate of incorporation to effect a 10-for-1 reverse stock split. On May 15, 2014, the Company amended and restated its certificate of incorporation to effect an increase in authorized shares of stock.  The total number of shares of stock which the Company has the authority to issue is 80,083,905, consisting of 47,928,883 shares of common stock, $0.01 par value per share, and 32,155,022 shares of preferred stock, $0.01 par value per share, 13,868,152 of which are designated as new Series A preferred stock, 5,117,182 of which are designated as Series A-1 preferred stock and 8,288,734 of which are designated new Series B preferred stock and 4,880,954 of which are designated as Series C preferred stock.  As of June 30, 2014, 14,236,119 shares of common stock were issued and outstanding.  As of December 31, 2013, 13,720,214 shares of common stock were issued and outstanding.  Each holder of common stock is entitled to one vote for each share of common stock held.

Common Stock Issued for Services

Nonemployees

The Company did not grant any immediately vested common shares to nonemployees for services during the six months ended June 30, 2014. During the year ended December 31, 2013, the Company granted an immediately vested option to purchase 47,601 common shares to a nonemployee for services.

Common Stock Issued upon Exercise of Stock Options

During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company issued 509,062 and 7,327,959 shares of common stock, respectively, upon the exercise of options for cash proceeds of $0.31 million and $0.86 million, respectively, of which 418,875 and 6,499,463 were unvested, respectively.   Certain options are eligible for exercise prior to vesting. These unvested options may be exercised for restricted shares of common stock that have the same vesting schedule as the options. The Company records a liability for the exercise of unvested shares, which is reclassified to common stock and additional paid-in capital as the shares vest.  Should the holder’s employment be terminated, the unvested restricted shares are subject to repurchase by the Company at the purchase price paid for such shares. At June 30, 2014 and December 31, 2013, there were 4,825,667 and 5,594,134 shares respectively of restricted stock outstanding that remain unvested and subject to the Company’s right of repurchase.

For the six months ended June 30, 2014, the Company repurchased 101,980 shares of restricted stock for $0.01 million, upon termination of employment of various employees.

The number of shares reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

Common Stock Issued upon Exercise of Stock Warrants

For the six months ended June 30, 2014 the Company issued 70,372 shares of common stock, upon the exercise of warrants for $1.20.

The number of shares reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

8.	Stock Option Plan and Compensation

Incentive stock options are granted to employees at an exercise price not less than 100% of the fair value of the Company’s common stock on the date of grant. Non-statutory stock options are granted to consultants, directors and employees who have more the $100,000 of incentive stock options that are first exercisable during the year in which the non-statutory stock options are granted.  Non-statutory stock options are granted at an exercise price not less than 100% of the fair value of the Company’s common stock on the date of grant. If options are granted to stockholders who hold 10% or more of the Company’s common stock on the option grant date, then the exercise price shall not be less than 110% of the fair value of the Company’s common stock on the date of grant. The fair value is based on a good faith estimate by the Board of Directors’ compensation committee at the time of each grant. As there is no active trading market for these options, such estimate may ultimately differ from valuations completed by an independent party. The options generally vest over four years, which is the same as the performance period. In no event are options exercisable more than ten years after the date of grant.

In 2005, the Company’s stockholders approved the adoption of the 2005 Plan. On December 1, 2010, the Company’s stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (as amended and restated, the “Plan”). Under the Plan, options to purchase up to 187,946 shares of common stock were reserved and may be granted to employees, directors, and consultants by the Board of Directors and stockholders to promote the success of the Company’s business. During 2011, the Board of Directors and stockholders of the Company increased the total number of options under the Plan by an additional 455,087 for a total of 1,353,966 available for grant. During 2012, the Board of Directors, either directly or through the compensation committee, and stockholders of the Company increased the total number of options under the Plan by an additional 170,000 for a total of 1,523,966, available for grant. During 2013, the Board of Directors, either directly or through the compensation committee, and stockholders of the Company increased the total number of options under the Plan by an additional 11,110,825 for a total of 12,634,791 available for grant. During the first six months of 2014, the Board of Directors, either directly or through the compensation committee, and stockholders of the Company increased the total number of options under the Plan by an additional 1,560,464 for a total of 14,195,255.

Option activity under the Plan is summarized as follows for the periods below:

		Weighted-
	Options Issued	Average Exercise
	and Outstanding	Price

Balance as of January 1, 2014	938,585	$1.39
Options granted (weighted average fair value of $0.30)	4,048,879	0.57
Options exercised - vested	(157,312)	0.68
Options exercised - nonvested	(351,750)	0.52
Options canceled	(139,941)	2.36
Balance as of June 30, 2014	4,338,461	$1.08

Options outstanding and exercisable at June 30, 2014	1,447,292	$0.80

The share amounts and share prices reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

Other Information Regarding Stock Options

Additional information regarding the Company’s common stock options outstanding as of June 30, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted – Avg. Remaining Life	Weighted – Avg. Exercise Price	Number Vested	Weighted - Avg. Exercise Price
$0.10 - $0.10	201,088	9.12	$0.10	45,234	$0.10
0.57 - 0.57	3,545,879	9.64	0.57	883,385	0.57
1.20 - 1.20	139,204	7.21	1.20	118,866	1.20
1.70 - 1.70	124,450	7.88	1.70	73,135	1.70
2.00 - 2.00	299,990	6.06	2.00	298,822	2.00
5.00 - 5.00	7,000	2.25	5.00	7,000	5.00
5.60 - 5.60	18,250	5.21	5.60	18,250	5.60
19.40 - 19.40	2,600	4.53	19.40	2,600	19.40
$0.10 - $19.40	4,338,461	9.21	$0.74	1,447,292	$0.80

The number of options reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

The number of options outstanding, vested and expected to vest as of June 30, 2014 was 3,813,281 and the weighted-average remaining contractual life was 9.21 years.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the six months ended June 30, 2014 and 2013 reflect the expenses that the Company expects to recognize after the consideration of estimated forfeitures.

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

The fair value of the Company’s stock option awards for the three and six months ended June 30, 2014 and 2013 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2014	2013	2014	2013
Volatility of common stock	73.31%	**	73.31%	73.43%
Risk-free interest rate	1.92%	**	1.97%	0.82%
Expected life*	6.1 years	**	6.08 years	8.7 years
Dividend yield	0%	**	0%	0%
Weighted-average fair value of grants	$0.07	**	$0.05	$0.01

*For nonemployee stock option awards, the expected life is the contractual term of the award, which is generally ten years.

** No stock options were granted during the three months ended June 30, 2013.

The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's equity awards have characteristics significantly different from those of traded options, the changes in the subjective input assumptions can materially affect the fair value estimate.

Total stock-based compensation expense reflected in the statements of operations for the six months ended June 30, 2014 and 2013 is $0.50 million and $0.08 million, respectively, and $0.24 million and $0.03 million for the three months ended June 30, 2014 and 2013. As of June 30, 2014, the unamortized stock-based compensation expense related to PMI employees’ unvested stock-based awards was approximately $1.0 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.5 years.

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

Due to the book and tax net losses incurred during the three and six months ended June 30, 2014 and 2013, zero income tax expense has been incurred during those periods. In addition, substantial historical losses have been incurred and the Company has maintained a full valuation allowance against its net deferred tax assets because the realization of those deferred tax assets is dependent upon future earnings, and the amount and timing of those earnings, if any is uncertain.

10.	Commitments and Contingencies

Future Minimum Lease Payments

The corporate office and co-location facility are under non-cancelable operating leases that expire in December 2014 and August 2014, respectively.

Future minimum rental payments under these leases as of June 30, 2014 are as follows (in thousands):

2014	$234
2015	187
2016	416
2017	425
2018	433
2019	442
2020	450
2021	225
Total future operating lease obligations	$2,812

Rental expense under premises-operating lease arrangements was $0.2 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively.  Rental expense under premises-operating lease arrangements was $0.3 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively.

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

Securities Law Compliance

From inception through October 16, 2008, the Company sold approximately $178.0 million of Borrower Loans to investor members through the old platform structure, whereby the Company assigned promissory notes directly to investor members. The Company did not register the offer and sale of the promissory notes corresponding to these Borrower Loans under the Securities Act or under the registration or qualification provisions of any state securities laws. The Company believes that the question of whether or not the operation of the platform during this period constituted an offer or sale of “securities” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the platform during this period were viewed as a securities offering, the Company would have failed to comply with the registration and qualification requirements of federal and state laws.

The Company’s decision to restructure the platform and cease sales of promissory notes offered through the platform effective October 16, 2008 limited this contingent liability to the period covering its activities prior to October 16, 2008.

On April 21, 2009, the Company and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between the Company and the states in which the Company offered promissory notes for sale prior to November 2008. The consent order involves payment by the Company of up to an aggregate of $1million in penalties, which have been allocated among the states based on the Company’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of the Company’s promissory note sale activities prior to November 2008. Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order. However, no state is obliged to do so, and there is no deadline by which a state must make its decision. The Company is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against the Company, subject to any applicable statute of limitations. As of June 30, 2014, the Company has entered into consent orders with 34 states and has paid an aggregate of $0.47 million in penalties to those states.

As of June 30, 2014 and December 31, 2013, the Company had accrued approximately $0.25 million  and $0.25 million, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1 million maximum fee pro-rata by state, using the Company’s promissory note sales from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order, assigning a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, the Company considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against the Company; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known.

In 2008, plaintiffs filed a class action lawsuit against the Company and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California. The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that the Company offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. On July 19, 2013 solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation agreed to enter into a settlement to resolve all claims related thereto (the “Settlement”). In connection with the Settlement, the Company agreed to pay an aggregate amount of $10 million into a settlement fund, split into four annual installments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. The Settlement received final approval in a final order and judgment entered by the Superior Court on April 16, 2014. Pursuant to the final order and judgment, the claims in the class action were dismissed, and at the effective time of the Settlement (June 16, 2014), the defendants will have been released by the plaintiffs from all claims that were or could have been asserted concerning the issues alleged in the class action lawsuit. The reserve for the class action settlement liability is $8 million in the condensed consolidated balance sheet as of June 30, 2014.

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

Certain of the Company’s executive officers, directors who are not executive officers, and affiliates participate on the Company’s lending platform by placing bids and purchasing Notes and Borrower Loans.  The aggregate amount of Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of the Company as of June 30, 2014 and 2013 are summarized below (amounts in thousands):

Related Party	Aggregate Amount of Notes and Borrower Loans Purchased June 30,		Income Earned on Notes and Borrower Loans six months ended June 30,
	2014	2013	2014	2013
Executive officers and management	$1,853	$722	$154	$142
Directors	5,038	4,323	928	25
	$6,891	$5,045	$1,082	$167

The Notes and Borrower Loans of parties deemed to be affiliates and related parties of the Company, were obtained on terms and conditions that were not more favorable than those obtained by other Note and Borrower Loan purchasers. Of the total aggregate amount of Notes and Borrower Loans purchased since inception approximately $0.40 million or 6% of principal and $0.31 million or 6% of principal has been charged off through June 30, 2014 and 2013, respectively. The Company has earned approximately $0.01 million in servicing fee revenue related to these Notes and Borrower Loans for the three months ended June 30, 2014 and 2013, respectively.

12.	Post-retirement Benefit Plans

The Company has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service.  The Company’s contributions to the plan are discretionary. During the six months ended June 30, 2014, the Company has contributed $0.19 million to the plan.

13.	Subsequent Events

On June 18, 2014, the Company issued a Tender Offer Statement to purchase 1,392,757 shares, in the aggregate, of its Series A Preferred Stock and Series B Preferred Stock, or such lesser number of Shares as were properly tendered and not properly withdrawn, at a price equal to $14.36 per share, to the seller in cash. Upon closure of the tender offer on July 16, 2014, 156,508 shares of Series A Preferred Stock and 1,133,558 share of Series B Preferred Stock were purchased for a total price of $18.5 million.

On August 1, 2014, the Company executed an office lease for 47,905 square feet of office space located in San Francisco, California. The lease term is eight years three months with an anticipated commencement date on or about December 1, 2014.

Prosper Funding LLC
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands)

	June 30, 2014	December 31, 2013 *
Assets
Cash and cash equivalents	$2,014	$5,789
Restricted cash	14,270	12,299
Loans held for investment at fair value	9,543	3,917
Borrower loans receivable at fair value	246,861	226,238
Property and equipment, net	2,046	1,980
Other assets	19	14
Total Assets	$274,753	$250,237

Liabilities and Member’s Equity
Accounts payable and accrued liabilities	$3,756	$3,712
Notes at fair value	246,511	226,794
Repurchase and indemnification obligation	146	32
Related party payable	174	205
Total Liabilities	250,587	230,743

Member's Equity
Member's equity	16,076	16,076
Retained earnings	8,090	3,418
Total Member's Equity	24,166	19,494
Total Liabilities and Member's Equity	$274,753	$250,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Derived from the Company’s audited consolidated financial statements.

Prosper Funding LLC
Condensed Statements of Operations
(Unaudited)
(amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Administration Fee Revenue - related party	$6,898	$1,528	$10,951	$2,135
Interest Income on Borrower Loans	10,517	8,563	20,567	13,636
Interest Expense on Notes	(9,494)	(8,127)	(18,763)	(12,946)
Other revenues (expenses)	(155)	-	201	-
Total Revenues	7,766	1,964	12,956	2,825

Cost of Revenues
Cost of Services	(654)	(338)	(1,051)	(563)
Provision for repurchase and indemnification obligation	(56)	(50)	(118)	(149)
Net revenues	7,056	1,576	11,787	2,113

Operating Expenses
Administration Fee Expense - related party	4,234	631	6,840	1,012
Depreciation and Amortization	253	124	487	207
Professional Services	-	5	12	20
Other Operating Expenses	77	50	166	94
Total Operating Expenses	4,564	810	7,505	1,333
Income Before Other Income and Expenses	2,492	766	4,282	780

Other Income and Expenses
Interest Income	1	-	1	-
Change in FV on Borrower Loans, Loans Held for Investment and Notes, net	91	312	389	487
Total Other Income and Expenses, net	92	312	390	487

Income Before Income Taxes	2,584	1,078	4,672	1,267
Provision For Income Taxes	-	-	-	-
Total Net Income	$2,584	$1,078	$4,672	$1,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Cash flows from operating activities:
Net income	$4,672	$1,267
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of borrower loans	958	4,082
Change in fair value of loans held for investment	3	3
Change in fair value of notes	(1,350)	(4,573)
Depreciation and amortization	487	207
Provision for repurchase and indemnification obligation	114	124
Changes in operating assets and liabilities:
Restricted cash	(1,971)	25
Other assets	(5)	-
Accounts payable and accrued liabilities	44	430
Related party payable	(31)	(71)
Net cash provided by operating activities	2,921	1,494

Cash flows from investing activities:
Origination of borrower loans held at fair value	(330,464)	(65,053)
Repayments of borrower loans held at fair value	65,648	44,190
Proceeds from sale of borrower loans held at fair value	243,235	-
Purchases of property and equipment	(553)	(509)
Repayment of loans held for investment at fair value	312	49
Origination of loans held for investment at fair value	(111,927)	(29)
Proceeds from sale of loans held for investment at fair value	105,986	-
Net cash used in investing activities	(27,763)	(21,352)

Cash flows from financing activities:
Proceeds from issuance of notes held at fair value	86,713	65,053
Payment of notes held at fair value	(65,646)	(43,565)
Net cash included in transfer of assets from PMI	–	1,875
Net cash provided by financing activities	21,067	23,363

Net (decrease) increase in cash and cash equivalents	(3,775)	3,505
Cash and cash equivalents at beginning of the period	5,789	5
Cash and cash equivalents at end of the period	$2,014	$3,510

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

A borrower member who wishes to obtain a loan through the platform must post a loan listing, or listing, on the platform. Prosper Funding allocates listings to one of two investor member funding channels: (i) the first channel allows investor members to commit to purchase Notes, the payments of which are dependent on the payments made on the corresponding Borrower Loan (the “Note Channel”); and (ii) the second channel allows investor members to commit to purchase 100% of a Borrower Loan directly from the Company (the “Whole Loan Channel”).

All loans requested and obtained through the platform are unsecured obligations of individual borrower members with a fixed interest rate and loan terms set at three or five years as of June 30, 2014. All loans made through the platform are funded by WebBank, an FDIC-insured, Utah chartered industrial bank.  After funding a loan, WebBank sells the loan to Prosper Funding, without recourse to WebBank, in exchange for the principal amount of the loan.  WebBank does not have any obligation to purchasers of the Notes.

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

Borrower Loans Sold Directly to Third Party Purchasers

For Borrower Loans sold to unrelated third party purchasers on a servicing retained basis through the Whole Loan Channel, a gain or loss is recorded on the sale date. In order to calculate the gain or loss, Prosper Funding first determines whether the terms of the servicing arrangement with the purchaser results in a net servicing asset (i.e., when contractual/expected servicing revenues adequately compensate Prosper Funding) or a net servicing liability (i.e., when contractual/expected servicing revenues do not adequately compensate Prosper Funding). When contractual/expected servicing revenues do not adequately compensate Prosper Funding, a portion of the gross proceeds of the Borrower Loans sold on a servicing retained basis are allocated to the recording of a net servicing liability. Conversely, when contractual/expected servicing revenues provide more than adequate compensation to Prosper Funding, the excess servicing compensation is allocated to the gross proceeds of the Borrower Loans sold and results in the recording of a net servicing asset. Prosper Funding estimates the fair value of the loan servicing asset or liability considering the contractual servicing fee revenue, adequate compensation for Prosper Funding's servicing obligation, the current principal balances of the Borrower Loans sold through the Whole Loan Channel and projected servicing revenues given projected defaults and prepayments (if significant) over the remaining lives of such Borrower Loans. Prosper Funding recorded a gain on sale of whole loans of $(0.2) million and $0 for the three months ended June 30, 2014 and 2013, respectively, which was included in other revenues on the condensed consolidated statements of operations.  Prosper Funding recorded a gain/(loss) on sale of whole loans of $0.2 million and $0 for the six months ended June 30, 2014 and 2013, respectively, which was included in Other revenues on the condensed consolidated statements of operations.  At June 30, 2014 and December 31, 2013, Prosper Funding recorded $0.7 million and $0.1 million as a servicing asset related to these Borrower Loans, which is included in Borrower loans receivable at fair value on the condensed consolidated balance sheets.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Level 1	Level 2	Level 3	Fair Value
Assets
Borrower loans receivable	$-	$-	$246,861	$246,861
Certificates of deposit & restricted cash	12,998	1,272	-	14,270
Loans held for investment	-	-	9,543	9,543
Liabilities
Notes	$-	$-	$246,511	$246,511

December 31, 2013	Level 1	Level 2	Level 3	Fair Value
Assets
Borrower loans receivable	$-	$-	$226,238	$226,238
Certificates of deposit & restricted cash	11,028	1,271	-	12,299
Loans held for investment	-	-	3,917	3,917
Liabilities
Notes	$-	$-	$226,794	$226,794

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

Repurchase and Indemnification Obligation

Under the terms of the Notes, the Lender Registration Agreements between Prosper Funding and investor members who participate in the Note Channel, and the loan purchase agreements between Prosper Funding and investor members that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Note or Borrower Loan from a investor member or indemnify a investor member against loss on a Note. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding accrues a provision for the repurchase and indemnification obligation when the Notes or Borrower Loans are issued. Indemnified or repurchased Notes and repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.

Revenue Recognition

Revenue is recognized in accordance with ASC Topic 605, Revenue Recognition. Under ASC Topic 605, revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the price of the services is fixed and determinable, and collectability is reasonably assured.

Administration Agreement License Fees

Prosper Funding primarily generates revenues through license fees it earns through an Administration Agreement with PMI.  The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the platform for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement relating to corporate administration, loan platform services, loan and note servicing and marketing, and (ii) PMI’s performance of its duties and obligations to WebBank in relation to loan origination and funding. The license fees are based on the number of listings that are posted to the platform.

Interest Income on Borrower Loans Receivable and Interest Expense on Notes

Prosper Funding recognizes interest income on Borrower Loans funded through the Note Channel and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent Prosper Funding believes it to be collectable.  Below is a table which summarizes the gross interest income and expense for the three months ended June 30, 2014 and 2013 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Interest income on borrower loans	$10,517	$8,563	$20,567	$13,636
Interest expense on motes	(9,494)	(8,127)	(18,763)	(12,946)
Net interest income	$1,023	$436	$1,804	$690

Comprehensive Income

There is no comprehensive income (loss) other than the net income (loss) disclosed in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

 In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard will be effective for the Company in the first quarter of fiscal 2017. Early adoption is not permitted. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.

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

The obligation to pay principal and interest on any series of Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of its servicing fee.  The fair value election for Notes and Borrower Loans funded through the Note Channel allows both the assets and the related liabilities to receive similar accounting treatment for expected losses, which is consistent with the subsequent cash flows to investor members that are dependent upon borrower payments.  As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans funded through the Note Channel, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to Note holders.  Any unrealized gains or losses on such Borrower Loans and Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations.  The effective interest rate associated with a series of Notes is less than the interest rate earned on the corresponding Borrower Loan due to the servicing fee.  See further discussion in this note for a roll-forward and further discussion of the significant assumptions used to value Borrower Loans and Notes funded through the Note Channel.

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

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at June 30, 2014 for Borrower Loans and Notes funded through the Note Channel are presented in the following table (in thousands):

	Borrower Loans		Notes
Discount rate assumption:	9.43	%*	9.43	%*
Resulting fair value from:
100 basis point increase	$239,501		$236,585
200 basis point increase	236,564		233,668
Resulting fair value from:
100 basis point decrease	$245,558		$242,591
200 basis point decrease	248,688		245,689

Default rate assumption:	7.00	%*	7.00	%*
Resulting fair value from:
10% higher default rates	$239,687		$236,768
20% higher default rates	236,761		233,869
Resulting fair value from:
10% lower default rates	$245,132		$242,152
20% lower default rates	247,726		244,721

* Represents weighted average assumptions considering all credit grades.

The changes in Level 3 assets measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Investment	Total
Balance at January 1, 2013	$-	$-	$-	$-
Assets transferred on February 1, 2013	170,344	(170,574)	175	(55)
Originations	65,053	(65,053)	29	29
Principal repayments and credit losses	(44,190)	43,565	(49)	(674)
Change in fair value on borrower loans and notes	(4,082)	4,573	-	491
Change in fair value of loans held for investment	-	-	(3)	(3)
Balance at June 30, 2013	$187,125	$(187,489)	$152	$(212)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Investment	Total
Balance at January 1, 2014	$226,238	$(226,794)	$3,917	$3,361
Originations	330,464	(86,713)	111,927	355,678
Principal repayments and credit losses	(65,648)	65,646	(312)	(314)
Borrower loans sold to third parties	(243,235)	-	(105,986)	(349,221)
Change in fair value on borrower loans and notes	(958)	1,350	-	392
Change in fair value of loans held for investment	-	-	(3)	(3)
Balance at June 30, 2014	$246,861	$(246,511)	$9,543	$9,893

The changes in fair value would directly impact the change in fair value on Borrower Loans, Loans held for investment, and Notes in the condensed consolidated statements of operations.

Due to the recent origination of the Borrower Loans and Notes funded through the Note Channel, the change in fair value attributable to instrument-specific credit risk is immaterial. Of all Borrower Loans originated from July 13, 2009 to June 30, 2014, 254 Borrower Loans were 90 days or more delinquent, which related to an aggregate principal amount of $1.6 million and a fair value of $0.16 million as of June 30, 2014.

4.	Loans Held for Investment

 Loans held for investment on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, was $9.5 million and $3.9 million, respectively. For the six months ended June 30, 2014 and 2013, a total of $111.9 million and $0.03 million of Borrower Loans originated through the platform as Loans held for investment. For the six months ended June 30, 2014 and 2013, $106.0 million and $0 of these Borrower Loans were sold to an unrelated third party through the Whole Loan Channel. When a Borrower Loan has been funded by Prosper Funding in whole, or in part, the portion of the borrower’s monthly loan payment that corresponds to the percentage of the Borrower Loan that is funded is retained. In these cases, interest income is recorded on these Borrower Loans.

The changes in Loans held for investment measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Loans Held for Investment
Balance at January 1, 2013	$-
Assets transferred on February 1, 2013	175
Originations	29
Principal repayments and credit losses	(49)
Change in fair value of loans held for investment	(3)
Balance at June 30, 2013	$152

Balance at January 1, 2014	$3,917
Originations	111,927
Principal repayments and credit losses	(312)
Borrower loans sold to third parties	(105,986)
Change in fair value of loans held for investment	(3)
Balance at June 30, 2014	$9,543

5.	Repurchase and Indemnification Obligation

For the three months ended June 30, 2014 and 2013, the provision for repurchase and indemnification obligation was $0.06 million and $0.05 million, respectively. For the six months ended June 30, 2014 and 2013, the provision for repurchase and indemnification obligation was $0.1 million and $0.1 million, respectively.  The balance of the repurchase and indemnification obligation as of June 30, 2014 and December 31, 2013, was $0.1 million and $0.03 million, respectively.

6.	Income Taxes

Prosper Funding incurred no income tax provision for the three months ended June 30, 2014 and 2013.  Prosper Funding is a US disregarded entity and the income and loss is included in the return of its parent, PMI.  Since PMI is in a loss position, not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.

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

PROSPER MARKETPLACE, INC.

Overview

Prosper Marketplace, Inc. (“PMI”) developed and began operating a peer-to-peer online credit platform (the “platform”) in 2006.  Beginning in July 2009 this platform permitted borrower members to apply for Borrower Loans and investor members to purchase Notes issued by PMI, the proceeds of which facilitated the funding of Borrower Loans. In February 2012, PMI formed Prosper Funding LLC (“Prosper Funding” and, collectively with PMI, the “Company” or the “Registrants”) to hold Borrower Loans and issue Notes. Prosper Funding has been organized to operate in a manner that is intended to minimize the likelihood that Prosper Funding would be substantively consolidated with PMI in a bankruptcy proceeding. PMI is the sole equity member of Prosper Funding. Prosper Funding commenced operations on February 1, 2013.

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

Prosper Funding formed Prosper Asset Holdings LLC (“PAH”) in November 2013 as a limited liability company with the sole equity member being Prosper Funding. PAH was formed to purchase Borrower Loans from Prosper Funding and sell the purchased Borrower Loans to third parties.

The platform enables borrower members to request and obtain Borrower Loans by posting listings on the platform indicating the principal amount of the desired loan. The Company assigns a Prosper Rating consisting of letter grades, based in part on the borrower’s credit score, to each member who requests a Borrower Loan. Borrower members’ Prosper Rating, credit score range, debt-to-income ratios and other credit data are displayed with their listings once the member meets the minimum eligibility criteria and are available for viewing by investor members on an anonymous basis.

Listings are allocated to one of two investor member funding channels: (i) the first channel allows investor members to commit to purchase Notes from the Company, the payments of which are dependent on the payments made on the corresponding Borrower Loan (the “Note Channel”); and (ii) the second channel allows investor members to commit to purchase 100% of a Borrower Loan directly from the Company (the “Whole Loan Channel”). Each time the Company posts a group of listings on the platform, it determines the relative proportions of such listings that will be allocated to the Note Channel and the Whole Loan Channel, respectively, based on the Company’s estimate of the relative overall purchase demand in each channel. The Company then uses a random allocation methodology to allocate individual listings between the two channels based on those proportions. The Company currently posts listings on the platform twice per day on weekdays and once per day on weekends, although the frequency with which the Company posts listings may change in the future. If a listing is not funded through the Whole Loan Channel within the first hour after its posting, the listing will be removed from the Whole Loan Channel and posted to the Note Channel for the remainder of its listing period. Such listing will include a designation indicating that the listing came from the Whole Loan Channel. The Whole Loan Channel was launched in April 2013 and is only available to certain institutional investor investor members approved by the Company that meet the definition of an accredited investor under Regulation D under the Securities Act of 1933, as amended. The Whole Loan Channel is an important and growing part of the Company’s business. Investor members who participate in the Whole Loan Channel are required to enter into loan purchase and loan servicing agreements with the Company that specify the parties’ rights and obligations with regard to the sale of Borrower Loans through the Whole Loan Channel and which name the Company as the servicer of such Borrower Loans.

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

Operating History

The platform was launched on February 13, 2006 and enables borrower members to request and obtain personal, unsecured loans between $2,000 and $35,000 by posting anonymous “listings” indicating the principal amount of the desired loan. Borrower Loan terms are subject to minimum and maximum loan amounts determined by the borrower’s Prosper Rating which is created using proprietary models that include numerous factors, at interest rates set by the Company. Interest rates are set for Borrower Loans based on the borrower member’s Prosper Rating, as well as additional factors, such as estimated loss rate, loan terms, general economic environment, previous Borrower Loans obtained through the platform and competitive conditions.  As of June 30, 2014, the platform had facilitated 146,509 Borrower Loans since its launch totaling an aggregate principal amount of approximately $1.4 billion. The platform has a limited operating history and the Company has incurred net losses since its inception.  The Company’s net loss was $0.003 million and $15.7 million for the three months ended June 30, 2014 and 2013, respectively. The Company’s net loss was $2.2 million and $19.9 million for the six months ended June 30, 2014 and 2013, respectively.

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

During the first half of 2014, the platform’s origination volume increased consistently in terms of both units and total dollar amounts. The Company hopes to continue this trend of growth as the platform’s borrower and investor member bases continue to strengthen and become more familiar with the platform. Over time, the Company expects the platform’s investor member base to grow as the platform gains more exposure to potential investor members and the Notes and Borrower Loans are established as viable investment alternatives.

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

	February 2014 - June 2014
Prosper Rating	3 Year Loan	5 Year Loan
AA	1.00% - 2.00%	3.00%
A	4.00%	5.00%
B - HR	5.00%	5.00%

Origination fees for the three months ended June 30, 2014 and 2013 were $16.4 million and $3.3 million respectively, representing an increase of $13.1 million or 396%, which was primarily due to higher origination volume through the platform during 2014. Origination fees for the six months ended June 30, 2014 and 2013 were $25.1 million and $4.9 million respectively, representing an increase of $20.2 million or 412%, which was primarily due to higher origination volume through the platform during 2014.

Origination Volume

From inception through June 30, 2014, a total of 146,509 Borrower Loans, totaling $1.4 billion were originated through the platform.

A total of 28,826 Borrower Loans totaling $369.9 million were originated through the platform during the three months ended June 30, 2014, compared to 7,099 Borrower Loans totaling $72.8 million originated during the three months ended June 30, 2013.  This represented a “unit”, or loan, increase of 306% and a dollar increase of 408%.

The graph below shows aggregate dollar Borrower Loan originations through the platform dating back to July 2009:

In January 2013, the Company undertook an equity financing that recapitalized the Company and brought in a new senior management team.  In February 2013, the Company implemented a new public offering of Notes and PMI Management Rights designed to provide the platform’s investor members with protection in the event of the Company’s bankruptcy. In addition, commencing in the second quarter of 2013, the Company introduced the Whole Loan Channel and also increased marketing campaigns to attract new borrowers. Investor members, liquidity and Borrower Loan originations have all increased as a result of these changes. The decrease in Borrower Loan originations that occurred between Q4 2012 and Q1 2013 was due to lack of liquidity.

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

The following table summarizes interest income on such Borrower Loans and interest expense on Notes for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Interest income on borrower loans	$10,701	$8,563	$20,810	$16,292
Interest expense on notes	(9,494)	(8,127)	(18,763)	(15,453)
Net interest income	$1,207	$436	$2,047	$839

Overall, the increase in net interest income for the periods above was driven by the rise in the number of Borrower Loans originated through the platform and serviced by the Company.

Rebates and Promotions

Rebates and promotions are accounted for in accordance with ASC Topic 605, Revenue Recognition. From time to time, the Company offers rebates and promotions to its borrower and investor members.  The Company records rebates and promotions as an offset to revenue if they are earned directly upon the origination of the Borrower Loan. The Company’s rebates and promotions are generally in the form of cash back and other incentives paid to lender and borrower members.

For the three months ended June 30, 2014 and 2013, the Company incurred expenses related to rebates and promotions extended to borrower and investor members of $0.6 million and $0.4 million, respectively, which represented an increase of $0.2 million or 50%. For the six months ended June 30, 2014 and 2013, the Company incurred expenses related to rebates and promotions extended to borrowers and lenders of $1.0 million and $0.7 million, respectively, which represented an increase of $0.3 million or 43%. The increase in rebates and promotions is related to increased volume within pre-existing programs.

Other Revenues

Other revenues consists primarily of credit referral fees, where partner companies pay the Company an agreed upon amount for referrals of customers from the website, and gains on whole loan sales. Other revenues were $0.3 million for the three months ended June 30, 2014 and 2013, respectively. Other revenues were $1.0 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively, which represented an increase of $0.6 million or 150%. The increase in other revenues was due to the gain on whole loan sales and the addition of new credit referral partners, as well as increased traffic to existing partners.

Cost of Revenues

Cost of Services

Cost of services consists primarily of credit bureau fees, payments which are due to strategic partners, collection expenses, and other expenses directly related to Borrower Loan funding and servicing. Cost of services expenses were $0.8 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, representing an increase of $0.3 million or 60%. Cost of services expenses were $1.3 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively, representing an increase of $0.3 million or 30%. The primary driver for the increase was higher listing volume and an increase in strategic partnership fees under the Company’s contracts with WebBank.

Repurchase and Indemnification Obligation

Under the terms of the Notes, the Lender Registration Agreements between the Company and investor members who participate in the Note Channel, and the loan purchase agreements between the Company and investor members that participate in the Whole Loan Channel, the Company may, in certain circumstances, become obligated to repurchase a Note or Borrower Loan from a investor member or indemnify a investor member against loss on a Note. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal/state/local lending laws. These repurchase and indemnification obligations are evaluated at least once a quarter and represent an estimate based on the rate of historical loan losses as a percentage of originations (which generally occur within six to nine months of origination). The provision for the repurchase and indemnification obligations may include a judgmental management adjustment due to the Company’s limited operating history, changes in current economic conditions, the risk of new and as of yet undetected fraud schemes, changes in origination unit and dollar volumes and the lack of industry comparables. Based on the analysis of the historical provision, the provision for repurchase and indemnification obligation was $0.05 million for the three months ended June 30, 2014 and 2013, respectively. The repurchase and indemnification obligation was $0.1 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively. The provision for repurchase and indemnification obligation was $0.1 million and $0.03 million as of June 30, 2014 and December 31, 2013, respectively.

Other Income and Expenses

Change in Fair Value of Borrower Loans, Loans Held for Investment and Notes, net

The fair value of Borrower Loans and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans and Notes include prepayment rates derived from historical prepayment rates for each credit grade, default rates derived from historical performance, recovery rates and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. Loans held for investment are primarily comprised of Borrower Loans held for short durations and are recorded at cost which approximates fair value. For Borrower Loans held long term, the fair value is estimated using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of other Borrower Loans.

The following table summarizes the fair value adjustments for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Borrower loans	$(1,290)	$(4,543)	$(958)	$(4,083)
Loans held for investment	(1)	(5)	(3)	(3)
Notes	1,382	4,860	1,350	4,573
Total	$91	$312	$389	$487

The total fair value adjustment for the three months ended June 30, 2014 and 2013 was a net unrealized gain of $0.09 million and $0.31 million, respectively. The total fair value adjustment for the six months ended June 30, 2014 and 2013 was a net unrealized gain of $0.39 million and $0.49 million, respectively. These amounts are included as a component of other income and expenses in the Company’s condensed consolidated statements of operations.

Operating Expenses

Compensation and Benefits

All employees of the Company are employed by PMI. Compensation and benefits expenses were $5.3 million and $3.3 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $2.0 million or 60%.  Compensation and benefits expenses were $9.2 million and $5.8 million for the six months ended June 30, 2014 and 2013, respectively, and increase of $3.4 million or 58%.  This increase is largely due to the Company’s steadily increasing its employee headcount, which in turn resulted in increased payroll costs such as salary and wages, payroll taxes, and healthcare. The Company increased its headcount across its marketing and operations teams during this period in response to increased volume demands. The Company intends to continue to increase headcount as the platform’s lender and borrower member bases grow and the Company carries out its business plan; however, the Company expects its ongoing investment in the platform and website to improve operating expense efficiency going forward.  In addition, spending increased related to the use of contract labor, bonus expense, variable pay expense and overtime during 2014 over the corresponding period in 2013.

As of June 30, 2014, the Company had 148 full-time employees compared to 75 full-time employees as of June 30, 2013.

	June 30, 2014	June 30, 2013
Sales, marketing and operations	83	39
Engineering	45	23
Administration	20	13
Total headcount	148	75

Marketing and Advertising

Marketing and advertising costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, gift/promotional expenses, and direct mail marketing.  Marketing and advertising costs were $9.0 million and $3.9 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $5.1 million or 131%. Marketing and advertising costs were $15.0 million and $5.5 million for the six months ended June 30, 2014 and 2013, respectively, and increase of $9.5 million or 173%. The increase in marketing and advertising costs was largely due to increased costs related to the continuing growth in originations on the platform.

Depreciation and Amortization

Depreciation and amortization expense was $0.4 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, representing an increase of $0.2 million or 100%.  Depreciation and amortization expense was $0.7 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively, and increase of $0.3 million or 75%.  The increase in overall depreciation and amortization expense was primarily due to the capitalization of various internally developed software projects placed in service in 2014, which in turn increased depreciation expense taken on those assets during the three and six month periods ended June 30, 2014.

Professional Services

Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services and other outside costs.  Professional service expenses were $0.4 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, a decrease of $0.3 million or 43%.  Professional services expenses were $0.5 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively, a decrease of $0.9 million or 64%.  This decrease was primarily due to a large decrease in legal fees related to the settlement of the class action lawsuit and legal fees related to the formation of Prosper Funding and registration of the Company’s offering.  The Company also saw a decrease in accounting, tax and consulting fees partially offset by an increase in other outside costs.

Facilities and Maintenance

Facilities and maintenance expenses consist primarily of rent paid for the Company’s corporate office lease and data co-location facility, network and power usage costs, software licenses and subscriptions, and hardware and software maintenance and support. Facilities and maintenance expenses were $0.6 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $0.1 million or 20%.  Facilities and maintenance expenses were $1.1 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $0.3 million or 38%.  This increase was primarily due to increases in software licenses and subscriptions, and an increase in rent.

Other

Other expenses consist of bank service charges, travel and entertainment expenses, insurance expenses, taxes, licenses, communications costs, recruiting costs and other miscellaneous expenses.  Other expenses were $0.9 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $0.4 million or 80%.  Other expenses were $1.5 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $0.7 million or 88%.  This increase was attributable to an increase in bank service charges, recruiting, and insurance due to the increase in business volume as well as increased business travel.

Liquidity and Capital Resources

The following table summarizes the cash flow for the six months ended June 30, 2014 and 2013, respectively (in thousands):

	For the six months ended June 30,	For the six months ended June 30,
	2014	2013
Net Loss	$(2,169)	$(19,852)

Net cash used in operating activities	(3,971)	(11,974)
Net cash used in investing activities	(28,971)	(24,410)
Net cash provided by financing activities	91,405	44,599

Net increase in cash and cash equivalents	58,463	8,215
Cash and cash equivalents at the beginning of the period	18,339	2,300
Cash and cash equivalents at the end of the period	$76,802	$10,515

The Company has incurred operating losses since its inception.  The negative cash flows from operations were $4.0 million and $12.0 million for the six months ended June 30, 2014 and 2013, respectively. As reflected in the accompanying condensed consolidated financial statements, the accumulated deficit is $106.2 million as of June 30, 2014.

At June 30, 2014, the Company had approximately $76.8 million in available cash and cash equivalents.  Since its inception, the Company has financed its operations primarily through equity financing from various sources.  The Company believes that its current cash position, including the additional $51.4 million ($69.9 million raised net of $18.5 million spent on share repurchases) through a new equity financing, is sufficient to meet its current liquidity needs.

Net cash used in operating activities was $4.0 million and $12.0 million for the six months ended June 30, 2014 and 2013, respectively.  The decrease in cash used in operating activities was primarily attributable to the decrease in net loss due to increased origination fees and interest income compared to the prior period.

Net cash used in investing activities was $29.0 million and $24.4 million for the six months ended June 30, 2014 and 2013, respectively.  The primary driver for the change was an increase in Borrower Loan purchases, offset by increased proceeds from the sale of such Borrower Loans. Net cash used in investing activities for the six months ended June 30, 2014, included $330.5 million in purchases of Borrower Loans, $112.0 million in purchases of Loans held for investment, $1.8 million of purchases of property and equipment, offset by $243.2 million in proceeds from sale of Borrower Loans, $65.6 million in repayment of Borrower Loans, $0.3 million in repayment of Loans held for investment, and $106.0 million in proceeds from sale of Loans held for investment.

Net cash provided by financing activities was $91.4 million and $45.0 million for the six months ended June 30, 2014 and 2013, respectively.  The primary driver for the increase compared to the prior period was the issuance of convertible preferred stock during the three months ended June 30, 2014, which provided net cash of $69.9 million.  Net cash provided from financing activities for the three months ended June 30, 2014 consisted of $86.7 million in proceeds from issuance of Notes, $70.1 million in proceeds from issuance of convertible preferred stock, $0.3 million in proceeds from early exercise of stock options, $0.09 million in proceeds from exercise of warrants, and $0.03 million in proceeds from exercise of vested stock options, offset by $65.6 million in repayment of Notes, $0.1 million in preferred stock issuance costs, and $0.01 million in repurchase of restricted stock.

Income Taxes

The Company incurred no income tax provision for the three and six months ended June 30, 2014 and 2013.  Given the Company’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how future results will be affected by the realization and use of net operating loss carry forwards.

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

Additional Information about the Platform

Comparing Estimated Loss Rates to Actual Losses

The Company reviews the performance of Borrower Loans on a monthly basis to determine how loss rate estimates compare to actual performance.  As part of this monthly review, the processes for calculating and assigning loss rates are reassessed to ensure continued accuracy.  The graphs below show the estimated versus actual cumulative dollar loss rates by Prosper Rating for Borrower Loans, collectively, booked from July 13, 2009 through December 31, 2013. Performance is as of June 30, 2014.  The loss performance is tracked by vintage, meaning each line represents all loans originated in a given period.  The graphs only include Borrower Loans that have been outstanding at least 6 months.  In addition, data for a point along the x axis is only included if the entire vintage is at least that mature.  So although loans originated in April 2013 (part of the 2013 Q2 vintage) have 14 months of performance, only 12 months of performance are reflected in the graphs below because the June 2013 loans, which are also a part of the 2013 Q2 vintage, have only completed 12 months of performance.

Vintages generally contain enough loan volume for their performance curves to be meaningful.  For presentation purposes, some of the older vintages have been grouped by origination periods spanning more than 3 months.

The graph below shows cumulative net charge-offs as a percentage of originations across all Prosper Ratings by vintage for Borrower Loans originated from July 13, 2009 through December 31, 2013.

Overall, vintages originated in 2013 are demonstrating lower cumulative losses than those originated in 2011 and 2012.  Changes in the risk management process at the end of 2012 and early 2013 are anticipated to be a meaningful driver of this trend.

The graphs below show cumulative net charge-offs for Borrower Loans, collectively, as a percentage of originations for each Prosper Rating presented by vintage from July 13, 2009.  Performance is as of June 30, 2014.

Note: Expectation lines represent the high end of the estimated loss rate range for each Prosper Rating, except for HR, where the high end of the range is 100% and the expectation curve was set at 19.50% cumulative principal loss.

In many rating grades, risk is trending above expectations in 2011 and 2012.  To date, the majority of the 2013 vintage rating groups have cumulative losses below their respective expectation lines.  These changes are believed to be a direct result of changes made to the risk management practice at the end of 2012 and beginning of 2013.

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

Loan Originations

The following table presents aggregated information about borrowers for Borrower Loans originated over the period from July 13, 2009 to June 30, 2014, grouped by Prosper Rating (the “Amount” and “Average Loan Size” columns are in thousands).

Prosper Rating	Number	Amount	Average Loan Size	Weighted- Average Lender Yield	Weighted- Average Borrower Rate	Weighted- Average Borrower APR
AA	8,314	$101,141	$12.2	6.77%	7.77%	8.99%
A	22,374	271,312	12.1	10.13%	11.13%	13.76%
B	23,343	296,541	12.7	13.69%	14.69%	17.58%
C	26,420	295,811	11.2	17.57%	18.57%	21.57%
D	17,708	138,551	7.8	22.66%	23.66%	26.90%
E	12,141	59,098	4.9	27.48%	28.48%	32.09%
HR	7,196	24,970	3.5	30.64%	31.64%	35.49%
Total	117,496	$1,187,425	$10.1	15.34%	16.34%	19.15%

The following table presents aggregated information about borrowers for Borrower Loans originated over the period from July 13, 2009 to September 5, 2013, grouped by Prosper Rating. The information for each borrower was obtained from a credit reporting agency at the time the borrower’s application was submitted. The Company has not independently verified this information:

Prosper Rating	Average Experian ScorexPlus Score	Average Number of Current Delinquencies	Average Number of Current Credit Lines	Average Number of Total Credit Lines
AA	796	0.06	9.46	27.49
A	752	0.17	9.61	27.77
B	724	0.27	9.29	27.15
C	705	0.35	9.25	27.67
D	692	0.45	8.48	26.21
E	673	0.67	8.66	27.45
HR	688	0.60	8.25	26.95
Total	713	0.38	8.98	27.19

On September 6, 2013, the Company ceased using Experian’s ScorexPlus credit score to determine Prosper Ratings and began using Experian’s FICO08 credit score instead. All listings begun after this date use Experian’s FICO08 credit score.

The following table presents aggregated information about borrowers for Borrower Loans originated over the period from September 6, 2013 to June 30, 2014, grouped by Prosper Rating. The information for each borrower was obtained from a credit reporting agency at the time the borrower’s application was submitted. The Company has not independently verified this information:

Prosper Rating	Average Experian FICO Score	Average Number of Current Delinquencies	Average Number of Current Credit Lines	Average Number of Total Credit Lines
AA	755	0.06	11.02	28.41
A	715	0.16	10.68	28.26
B	702	0.20	10.60	28.64
C	690	0.25	10.78	29.05
D	679	0.32	10.27	28.34
E	667	0.41	9.92	28.02
HR	663	0.49	10.87	30.19
Total	700	0.23	10.61	28.58

The following tables presents aggregated information about borrowers for Borrower Loans originating over the last three months ending June 30, 2014, grouped by Prosper Rating (the “Amount” and “Average Loan Size” columns are in thousands).

Prosper Rating	Number	Amount	Average Loan Size	Weighted- Average Lender Yield	Weighted- Average Borrower Rate	Weighted- Average Borrower APR
AA	2,586	$34,367	$13.3	6.23%	7.23%	8.52%
A	6,939	$92,869	13.4	9.57%	10.57%	13.29%
B	6,892	$102,626	14.9	12.58%	13.58%	16.51%
C	7,018	$92,424	13.2	16.14%	17.14%	20.02%
D	3,091	$34,473	11.2	20.17%	21.17%	24.27%
E	2,072	$12,291	5.9	25.09%	26.09%	29.55%
HR	228	$844	3.7	28.62%	29.62%	33.64%
Total	28,826	$369,894	$12.8	13.28%	14.28%	17.03%

The following table presents aggregated information about borrowers for Borrower Loans originated over the last three months ending June 30, 2014, grouped by Prosper Rating. The information for each borrower was obtained from a credit reporting agency at the time the borrower’s application was submitted. The Company has not independently verified this information:

Prosper Rating	Average Experian FICO Score	Average Number of Current Delinquencies	Average Number of Current Credit Lines	Average Number of Total Credit Lines
AA	750	0.07	11.11	28.22
A	711	0.19	10.56	28.12
B	700	0.23	10.48	28.51
C	690	0.30	10.89	29.29
D	679	0.34	10.54	28.85
E	667	0.43	10.33	28.57
HR	659	0.60	11.99	32.57
Total	700	0.25	10.66	28.65

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

Prosper Funding commenced operations as of February 1, 2013 when PMI transferred ownership of the platform, including all of the rights related to the operation of the platform, to Prosper Funding. Since February 1, 2013, all Notes issued and sold through the platform are issued, sold and serviced by Prosper Funding. All Borrower Loans are unsecured obligations of individual borrower members with a fixed interest rate and loan terms set at three or five years. All Borrower Loans are funded by WebBank. After funding a Borrower Loan, WebBank sells the Borrower Loan to Prosper Funding, without recourse to WebBank, in exchange for the principal amount of the Borrower Loan. WebBank does not have any obligation to purchasers of any of the Notes.

Prosper Funding formed Prosper Asset Holdings LLC (“PAH”) in November 2013 as a limited liability company with the sole equity member being Prosper Funding. PAH was formed to purchase certain Borrower Loans from Prosper Funding and, sell them to certain participants in the Whole Loan Channel.

Trends and Uncertainties

The performance of Borrower Loans may not be consistent with the historical trends demonstrated by prior Borrower Loans. During 2013 and 2014, the volume of loans originated through the platform increased consistently in terms of both units and total dollar amounts and Prosper Funding hopes to continue that trend of growth into the future.  Over time, Prosper Funding expects its lender base to grow as it gains more exposure to potential borrowers and lenders and establishes its Notes as a viable investment alternative.  Prosper Funding expects the growth of its lender base will contribute to increased origination volume on the platform.

Prosper Funding’s operating plan calls for a strategy of increasing transaction volume, borrower focused marketing and improving the efficiency of the platform to increase revenue.  Prosper Funding will generate revenue through license fees earned under the Administration Agreement and servicing fees from investor members which are described more fully in the Prosper Funding LLC notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Administration Fee Revenue - Related Party

Prosper Funding primarily generates revenues through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the platform for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. For the three months ended June 30, 2014 and 2013, Prosper Funding received $6.9 million and $1.5 million in administration fee revenue from PMI, respectively. For the six months ended June 30, 2014 and 2013, Prosper Funding received $11.0 million and $2.1 million in administration fee revenue from PMI, respectively. The increases were the result of higher loan volume during 2014.

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

The following table summarizes interest income on such Borrower Loans and interest expense on Notes for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Interest income on borrower loans	$10,517	$8,563	$20,567	$13,636
Interest expense on notes	(9,494)	(8,127)	(18,763)	(12,946)
Net interest income	$1,023	$436	$1,804	$690

The overall increase in net interest income for the three and six months ended June 30, 2014 was driven by the increase in the volume of Borrower Loans that Prosper Funding owned.

Other Revenues (Expenses)

Other revenues (expenses) consists primarily of gains (losses) on whole loan sales.  Other revenues (expenses) was $0.2 million loss and $0 for the three months ended June 30, 2014 and 2013, respectively, which represented a decrease of $0.2 million.  The decrease was due to the loss on whole loan sales.

Cost of Revenues

Cost of Services

Prosper Funding also incurs certain recurring expenses relating to fees under the Administration Agreement with PMI, as well as its agreements with WebBank, Wells Fargo, FOLIOfn Investments, Inc. and First Associates Loan Servicing, LLC.  In addition, Prosper Funding incurs certain ongoing expenses related to collateral requirements under its agreements with WebBank and Wells Fargo Bank. For the three months ended June 30, 2014 and 2013, Prosper Funding incurred $0.7 million and $0.3 million in cost of services, respectively, an increase of $0.4 million or 133%.  For the six months ended June 30, 2014 and 2013, Prosper Funding incurred $1.1 million and $0.6 million in cost of services, respectively, an increase of $0.5 million or 86%. This increase was largely due to higher loan listing volume and an increase in strategic partnership fees.

During the year ended December 31, 2013, CSC Logic, Inc. served as the Company’s backup servicer. In January 2014, the Company replaced CSC Logic, Inc. with First Associates Loan Servicing, LLC as its backup servicer.

Repurchase and Indemnification Obligation

Under the terms of the Notes, the Lender Registration Agreements between Prosper Funding and investor members who participate in the Note Channel, and the loan purchase agreements between Prosper Funding and investor members that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Note or Borrower Loan from a investor member or indemnify a investor member against loss on a Note. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal/state/local lending laws. These repurchase and indemnification obligations are evaluated at least once a quarter and represent an estimate based on the rate of historical loan losses as a percentage of originations (which generally occur within six to nine months of origination). The provision for the repurchase and indemnification obligations may include a judgmental management adjustment due to Prosper Funding’s limited operating history, changes in current economic conditions, the risk of new and as of yet undetected fraud schemes, changes in origination unit and dollar volumes and the lack of industry comparables. Based on the analysis of the historical provision, the provision for repurchase and indemnification obligation was $0.06 million and $0.05 million for the three months ended June 30, 2014 and 2013, respectively. The provision for repurchase and indemnification obligation was $0.12 million and $0.15 million for the six months ended June 30, 2014 and 2013, respectively.

Other Income and Expenses

Change in Fair Value of Borrower Loans, Loans Held for Investment and Notes, net

The fair value of Borrower Loans and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans and Notes include prepayment rates derived from historical prepayment rates for each credit grade, default rates derived from historical performance, recovery rates and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. Loans held for investment are primarily comprised of Borrower Loans held for short durations and are recorded at cost which approximates fair value. For Borrower Loans held long term, the fair value is estimated using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of other Borrower Loans.

The following table summarizes the fair value adjustments for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Borrower loans	$(1,290)	$(4,543)	$(958)	$(4,083)
Loans held for investment	(1)	(5)	(3)	(3)
Notes	1,382	4,860	1,350	4,573
Total	$91	$312	$389	$487

The total fair value adjustment for the three months ended June 30, 2014 and 2013 was a net unrealized gain of $0.09 million and $0.31 million, respectively. The total fair value adjustment for the six months ended June 30, 2014 and 2013 was a net unrealized gain of $0.39 million and $0.49 million, respectively. These amounts are included as a component of other income and expenses in Prosper Funding’s condensed consolidated statements of operations.

Operating Expenses

Administration Fee Expense - Related Party

Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the platform on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI (a) an amount equal to one-twelfth (1/12) of the specified annual Corporate Administration Fees of $1.2 million, (b) a fee for each Borrower Loan originated through the platform, (c) 90% of all servicing fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding.  In addition, under a second Administration Agreement between PMI and PAH, PAH is required to pay PMI an annual fee of $0.2 million, payable on a monthly basis, for PMI being the administrator of PAH’s operations.  Administration fee expenses were $4.2 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, representing an increase of $3.6 million or 600%. Administration fee expenses were $6.8 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $5.8 million or 580%.  The increase was primarily due to the growth of the platform, resulting in increased fees owed PMI by Prosper Funding.

Depreciation and Amortization

Depreciation and amortization expense was $0.2 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $0.1 million or 100%.  Depreciation and amortization expense was $0.5 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $0.3 million or 150%.  The increase in depreciation is primarily due to the capitalization of various internally developed software projects placed in service in late 2013 and 2014, which in turn increased depreciation expense taken on those assets during the period ended June 30, 2014.

Professional Services

Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services and other outside costs.  Professional service expenses were $0 million and $0.005 million for the three months ended June 30, 2014 and 2013, respectively, a decrease of $0.005 million or 100%.  Professional service expenses were $0.01 million and $0.02 million for the six months ended June 30, 2014 and 2013, respectively, a decrease of $0.01 million or 50%.  This decrease is primarily due to a decrease in other outside costs.

Other Operating Expenses

Other operating expenses consist primarily of bank service charges.  Other operating expenses were $0.08 million and $0.05 million for the three months ended June 30, 2014 and 2013, respectively, representing an increase of $0.03 or 60%.  Other expenses were $0.2 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively, and increase of $0.1 million or 100%.  This increase is primarily due to bank service charges.

Income Taxes

Prosper Funding incurred no income tax provision for the three and six months ended June 30, 2014 and 2013. Prosper Funding is a US disregarded entity and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how PMI’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.

Liquidity and Capital Resources

The following table summarizes the cash flow for the six months ended June 30, 2014 and 2013, respectively (in thousands):

	For the six months ended
	June 30, 2014	June 30, 2013
Net income	$4,672	$1,267

Net cash provided by operating activities	2,921	1,494
Net cash used in investing activities	(27,763)	(21,352)
Net cash provided by financing activities	21,067	23,363

Net (decrease) increase in cash and cash equivalents	(3,775)	3,505
Cash and cash equivalents at the beginning of the period	5,789	5
Cash and cash equivalents at the end of the period	$2,014	$3,510

Prosper Funding has positive cash flows since commencement of operations and anticipates that it will continue to be cash flow positive through the end of 2014.  Prosper Funding has positive cash flows from operations of $2.9 million for the six months ended June 30, 2014. At June 30, 2014, Prosper Funding had $2.0 million in available cash and cash equivalents.  Since its inception, Prosper Funding has financed its operations primarily through capital infusions from its parent, PMI.  Prosper Funding believes that its current cash position is sufficient to meet its current liquidity needs.

Net cash provided by operating activities was $2.9 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively. The increase in cash provided by operating activities was primarily attributable to an increase in net income due to an increase in the volume of Borrower Loans serviced by Prosper Funding and an increase in revenues through license fees it earns under its Administration Agreement with PMI.

Net cash used in investing activities was $27.8 million and $21.4 million for the six months ended June 30, 2014 and 2013, respectively.  The primary driver for the change was an increase in Borrower Loan purchases, offset by increased proceeds from the sale of such Borrower Loans. Net cash used in investing activities for the six months ended June 30, 2014, included $330 million in purchases of Borrower Loans, $112 million in purchases of Loans held for investment, $0.6 million of purchases of property and equipment, offset by $243 million in proceeds from sale of Borrower Loans, $66 million in repayment of Borrower Loans, $0.3 million in repayment of Loans held for investment, and $106 million in proceeds from sale of Loans held for investment.

Net cash provided by financing activities was $21.1 million and $23.4 million for the six months ended June 30, 2014 and 2013, respectively.  Net cash provided by financing activities for the six months ended June 30, 2014, included $87 million in proceeds from issuance of Notes, which was partially offset by $66 million in repayment of Notes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Each Registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in such Registrant’s Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the management of such Registrant, including such Registrant’s principal executive officer (“PEO”) and principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure.  Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met.  Each Registrant’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives.  Under the supervision, and with the participation, of management, including the PEO and the PFO, each Registrant has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s Interpretive Guidance in Release No. 34-55929.  Based upon this evaluation, the PEO and the PFO of each Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to such Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

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

•	Prosper Marketplace, Inc.’s (“PMI”) NASAA settlement agreement
•	Class action litigation involving PMI

This information is incorporated into this Item by reference.

Because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company’s consolidated financial position and results of operations. The Company is not currently subject to any material legal proceedings. Except for those matters, the Company is not aware of any litigation matters that have had, or are expected to have, a material adverse effect on the Company.

This Item should be read in conjunction with the Legal Proceedings disclosures in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2013 (Part I, Item 3).

Item 1A.	Risk Factors

Not applicable for smaller reporting companies.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

On May 1, 2014, PMI entered into a Series C Preferred Stock Purchase Agreement with several new investors (collectively, the “Series C Share Purchasers”), pursuant to which the Company issued and sold to such Series C Share Purchasers 4,880,954 shares of PMI’s Series C preferred stock for an aggregate purchase price of $70,075.

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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

Date: August 13, 2014	/s/ Aaron Vermut
Aaron Vermut
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

Date: August 13, 2014	/s/ Xiaopei Lee
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

3.2	Amended and Restated Certificate of Incorporation of PMI (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K, filed June 30, 2014 by Prosper Funding and PMI)

3.3	Prosper Funding Certificate of Formation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by Prosper Funding and PMI)

3.4	Bylaws of PMI, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed October 30, 2007 by PMI)

4.1	Amended and Restated Investors’ Rights Agreement, dated May 15, 2014 (incorporated by reference to Exhibit (d)(7) on Form SC TO-I/A, filed July 16, 2014)

4.2	Amended and Restated Voting Agreement, dated May 15, 2014 (incorporated by reference to Exhibit (d)(8) on Form SC TO-I/A, filed July 10, 2014)

4.3	Amended and Restated Right of First Refusal and Co-Sale Agreement, dated May 15, 2014 (incorporated by reference to Exhibit (d)(9) on Form SC TO-I/A, filed July 16, 2014)

10.1
Stock Purchase Agreement, dated May 1, 2014, with FS Venture Capital LLC, Francisco Partners and/or its affiliates (incorporated by reference to Exhibit (d)(10) on Form SC TO-I/A, filed July 16, 2014).

10.2	Indemnification Agreement, dated April 22, 2014, between PMI and Macy Lee.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.3
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Funding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.4
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Funding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Funding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document