Form 10-Q
period 2014-09-30
PROSPER MARKETPLACE INC; Prosper Funding LLC
filed 2014-11-19
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at November 10, 2014
Prosper Marketplace, Inc.	14,430,808 ($.01 par value)
Prosper Funding LLC	None

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC.  INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

		Page No.
Forward-Looking Statements
PART I. FINANCIAL INFORMATION		1
Item 1.	Condensed Consolidated Financial Statements	7
Prosper Marketplace Inc.
Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited)		7
Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2014 and 2013 (Unaudited)		8
Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the nine months ended September 30, 2014 (Unaudited)		9
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited)		10
Notes to Condensed Consolidated Financial Statements as of September 30, 2014 (Unaudited)		11
Prosper Funding LLC
Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited)		34
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (Unaudited)		35
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited)		36
Notes to Condensed Consolidated Financial Statements as of September 30, 2014 (Unaudited)		37
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	77
Item 4.	Controls and Procedures	77
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	78
Item 1A.	Risk Factors	78
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	78
Item 3.	Defaults upon Senior Securities	78
Item 4.	Mine Safety Disclosures	78
Item 5.	Other Information	79
Item 6.	Exhibits	87
Signatures		88
Exhibit Index		89

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions.  Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, Prosper Funding LLC (“Prosper Funding”) or Prosper Marketplace, Inc. (“PMI” and, collectively with Prosper Funding, the “Registrants”) expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of Prosper Funding and PMI’s respective managements, expressed in good faith and is believed to have a reasonable basis.  Nevertheless, there can be no assurance that the expectation or belief will result or be achieved or accomplished.

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

Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share and per share amounts)

	September 30, 2014	December 31, 2013 *
Assets
Cash and cash equivalents	$53,267	$18,339
Restricted cash	16,951	15,473
Accounts receivable	921	218
Loans held for sale at fair value	16,350	3,917
Borrower loans receivable at fair value	253,068	226,094
Property and equipment, net	6,293	3,396
Prepaid and other assets	5,106	968
Total Assets	$351,956	$268,405

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Accounts payable and accrued liabilities	$13,311	$7,076
Class action settlement liability	7,830	9,739
Notes at fair value	252,911	226,794
Repurchase liability for unvested restricted stock awards	837	559
Repurchase and indemnification obligation	157	32
Total Liabilities	275,046	244,200

Commitments and contingencies (see Note 11)

Convertible preferred stock – Series A '13, A-1 '13, B '13 and C’14 ($0.01 par value; 32,155,022 authorized, 30,699,957 issued and outstanding as of September 30, 2014, and 27,274,068 shares authorized, issued and outstanding as of December 31, 2013 ). (Aggregate liquidation preference of $160,952 and $96,172 as of September 30, 2014 and December 31, 2013, respectively).	111,443	45,118

Stockholders' Equity (Deficit)

Common stock ($0.01 par value; 47,928,883 shares authorized; 14,398,864 issued and outstanding as of September 30, 2014; and 41,487,465 shares authorized; 13,588,803 issued and outstanding as of December 31, 2013).	94	75
Additional paid-in capital	84,428	83,345
Less: treasury stock	(291)	(291)
Accumulated deficit	(118,764)	(104,042)
Total Stockholders' Equity (Deficit)	(34,533)	(20,913)
Total Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)	$351,956	$268,405

The number of shares issued and outstanding reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

* Please see note 14

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Operating Revenues
Origination Fees, net	$22,233	$4,038	46,849	8,488
Servicing Fees, net	1,749	83	3,044	70
Other Revenues	1,147	378	2,090	810
Total Operating Revenues	25,129	4,499	51,983	9,368
Interest Income
Interest income on borrower loans	10,705	8,799	30,995	24,785
Interest expense on notes	(9,850)	(8,435)	(28,613)	(23,770)
Net Interest income	855	364	2,382	1,015
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, net	59	91	448	579
Total Net Revenues	26,043	4,954	54,813	10,962

Expenses
Cost of Services	1,408	450	3,275	1,609
Compensation and Benefits	6,260	3,259	16,327	9,101
Marketing and Advertising	10,717	4,675	25,743	10,126
Depreciation and Amortization	462	229	1,201	643
Professional Services	582	399	1,169	1,781
Facilities and Maintenance	1,441	530	2,604	1,323
Class Action Settlement	-	-	-	10,000
Loss on Impairment of Fixed Assets	-	-	215	62
Other	2,449	375	4,097	1,132
Total Expenses	23,319	9,917	54,631	35,777
Net Income (Loss)	$2,724	$(4,963)	182	(24,815)

Excess return to preferred shareholders on repurchase	(14,892)	-	(14,892)	-
Net Loss Available to Common Shareholders	(12,168)	(4,963)	(14,710)	(24,815)
Net loss per share – basic and diluted	$(1.31)	(0.72)	(1.68)	(4.05)
Weighted-average shares - basic and diluted net loss per share	9,280,334	6,927,648	8,740,785	6,119,987

The weighted average number of shares and the net loss per share reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(Unaudited)
(in thousands, except for share and per share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional
							Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of January 1, 2014	27,274,068	$45,118	13,588,803	$75	(182,264)	$(291)	$83,345	$(104,042)	$(20,913)
Issuance of Convertible Preferred Stock, Series C'14	4,880,954	69,958	-	-	-	-	-	-	-
Exercise of Vested Stock Options	-	-	56,323	1	-	-	71	-	72
Exercise of Nonvested Stock Options	-	-	796,828	-	-	-	-	-	-
Repurchase of Restricted Stock	-	-	(116,018)	-	-	-	-	(12)	(12)
Restricted Stock Vested	-	-	-	17	-	-	147	-	164
Exercise of Warrants	-	-	72,928	1	-	-	88	-	89
Stock-based Compensation Expense	-	-	-	-	-	-	777	-	777
Repurchase of Preferred Stock	(1,455,065)	(3,633)	-	-	-	-	-	(14,892)	(14,892)
Net Income	-	-	-	-	-	-	-	182	182
Balance as of September 30, 2014	30,699,957	$111,443	14,398,864	$94	(182,264)	$(291)	$84,428	$(118,764)	$(34,533)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except for share and per share amounts)

	For the Nine Months Ended September 30,
	2014	2013*
Cash Flows from Operating Activities:
Net Income (Loss)	$182	$(24,815)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans	14,916	15,614
Change in Fair Value of Loans Held For Sale	11	3
Change in Fair Value of Notes	(15,375)	(16,195)
Depreciation and Amortization	1,201	643
Provision for Repurchase and Indemnification Obligation	125	20
Change in Servicing Rights	(803)	-
Stock-based Compensation Expense	777	184
Loss on Impairment of Fixed Assets	215	62
Class Action Settlement Liability	(1,909)	10,000
Changes in Operating Assets and Liabilities:
Restricted Cash Except for those Related to Investing Activities	-	(2,000)
Accounts Receivable	(703)	(122)
Prepaid and Other Assets	(2,543)	(305)
Loans Held for Sale at Fair Value	(12,444)	35
Accounts Payable and Accrued Liabilities	4,281	(421)
Net Cash Used in Operating Activities	(12,069)	(17,297)

Cash Flows from Investing Activities:
Origination of Borrower Loans Held at Fair Value	(823,841)	(199,135)
Repayment of Borrower Loans Held at Fair Value	88,944	65,504
Proceeds from Sale of Borrower Loans Held at Fair Value	693,007	80,786
Purchases of Property and Equipment	(3,151)	(2,334)
Maturities of Short Term Investments	–	1,000
Changes in Restricted Cash Related to Investing Activities	(1,478)	(334)
Net Cash Used in Investing Activities	(46,519)	(54,513)

Cash Flows From Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	130,828	118,349
Payment of Notes Held at Fair Value	(89,336)	(65,167)
Proceeds from Issuance of Convertible Preferred Stock, Net	69,958	44,775
Proceeds from Early Exercise of Stock Options	454	650
Proceeds from Exercise of Vested Stock Options	72	207
Repurchase of Restricted Stock	(24)	(4)
Repurchase of Preferred Stock	(18,525)	–
Proceeds from Exercise of Warrants	89	–

Net Cash Provided by Financing Activities	93,516	98,810

Net Increase in Cash and Cash Equivalents	34,928	27,000
Cash and Cash Equivalents at Beginning of the Period	18,339	2,300
Cash and Cash Equivalents at End of the Period	$53,267	$29,300

Cash Paid for Interest	$28,976	$23,725
Non-Cash Investing Activity-Accrual for Property and Equipment Net	$1,162	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

* Please see Note 14

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

The platform is designed to allow investor members to invest money in borrower members in an open transparent marketplace, with the aim of allowing both investor members and borrower members to profit financially as well as socially. The Company believes peer-to-peer lending represents a new model of consumer lending, where individuals and institutions can earn the interest spread of a traditional consumer lender but must also assume the credit risk of a traditional consumer lender.

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

As of September 30, 2014, the platform is open to investors in 31 states and the District of Columbia. Additionally, as of September 30, 2014 the platform is open to borrowers in 47 states and the District of Columbia.  Currently our platform is not offered internationally.

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

As reflected in the accompanying condensed consolidated financial statements, the Company generated income in the current period, however before the current quarter the Company had incurred net losses and negative cash flows from operations since inception.  There is an accumulated deficit of $118.8 million as of September 30, 2014.  At September 30, 2014, the Company had $53.3 million in cash and cash equivalents. Since its inception, the Company has financed its operations primarily through equity financing from various sources.  The Company believes that its current cash position, including the additional $51.4 million ($69.9 million raised in May 2014 net of $18.5 million spent in July 2014 on preferred share repurchases) raised through a new equity financing, is sufficient to meet its liquidity needs over the next year.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

The accompanying interim condensed consolidated financial statements include the accounts of PMI and its wholly-owned subsidiary, Prosper Funding. All intercompany balances have been eliminated in consolidation.

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures, including contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of Borrower Loans and associated Notes, Borrower Loans held for sale, valuation of servicing rights, valuation allowance on deferred tax assets, repurchase and indemnification obligation, stock-based compensation expense, and contingent liabilities. Actual results could differ from those estimates.

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

The Company is subject to various regulatory requirements. The failure to appropriately identify and address these regulatory requirements could result in certain discretionary actions by regulators that could have a material effect on the Company's consolidated financial position and results of operations (See Note 11—Commitments and Contingencies—Securities Law Compliance).

Reclassifications

During the nine months ended September 30, 2014, the Company changed the presentation of its revenues in the statement of operations.   A new line called “Servicing Fees” was created and the servicing fees related to whole loans that were previously included in interest income were reclassified to this new line.   Furthermore, the “Rebates and Promotions” line was removed, with the amounts in that line reclassified to the “Servicing Fees” or “Origination Fees” lines based on the underlying transactions.  Also, the “Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net” was moved into the total revenues subtotal.     Lastly, the subtotals were realigned to reflect the new presentation.   Management believes these changes make the income statement more useful for the readers of the financial statements and comparable with the Company’s competitors.

Cash and Cash Equivalents

All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Cash equivalents are recorded at cost plus accrued interest, which approximates fair value. Cash and cash equivalents include various unrestricted deposits with highly rated financial institutions in checking, money market and short-term certificate of deposit accounts.

Restricted Cash

Restricted cash consists primarily of cash deposits held as collateral as required for long term leases, loan funding and servicing activities.

Borrower Loans and Notes

Through the Note Channel, the Company issues Notes and purchases Borrower Loans from WebBank, and holds the Borrower Loans until maturity.  The obligation to repay a series of Notes funded through the Note Channel is conditioned upon the repayment of the associated Borrower Loan.  Borrower Loans and Notes funded through the Note Channel are carried on the Company’s condensed consolidated balance sheets as assets and liabilities, respectively.  The Company has adopted the provisions of ASC Topic 825, Financial Instruments.  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  Management believes that the fair value option is more meaningful for the reader of the financial statements and it allows both the Borrower Loans and Notes to be valued using the same methodology.  The fair value election, with respect to an item, may not be revoked once an election is made.  A specific allowance account is not recorded relating to the Borrower Loans in which the Company has elected the fair value option, but rather the Company estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies adjusted for the expected payment, loss and recovery rates.

Servicing Asset/Liability

The Company records servicing assets and liabilities at their estimated fair values when the Company sells Borrower Loans to unrelated third-party buyers. The gain or loss on a loan sale is recorded in “Other Revenue” while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market loan servicing fee is recorded in servicing assets or liabilities. Servicing assets and liabilities are recorded in “Prepaid and Other Assets” and “Accrued Expenses and Other Liabilities,” respectively, on the condensed consolidated balance sheets. The initial fair value of servicing assets or liabilities are amortized in proportion to and over the period of estimated servicing income or loss and are reported in “Servicing Fees” on the condensed consolidated statement of operations.

The Company uses a discounted cash flow model to estimate the fair value of the loan servicing assets or liabilities which considers the contractual projected servicing fee revenue that the Company earns on the loans, estimated market servicing fees to service such loans, prepayment rates, default rates and the current principal balances of the loans.

The Company periodically assesses servicing assets accounted for using the amortization method for impairment. Impairment occurs when the current fair value of the servicing assets falls below the asset’s carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If servicing assets are impaired, the impairment is recognized in current-period earnings and the carrying value of the assets is adjusted through a valuation allowance. If the value of impaired servicing assets subsequently increases, the Company recognizes the increase in value in current-period earnings and adjusts the carrying value of the servicing assets through a reduction in the valuation allowance to adjust the carrying value only to the extent of the valuation allowance.

Loans Held for Sale

Loans held for sale are primarily comprised of Borrower Loans held for short durations and are recorded at fair value. The fair value is estimated using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of other Borrower Loans, which are set forth in Note 2— Fair Value Measurement.

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

The price used to measure the fair value is not adjusted for transaction costs. Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

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

Financial instruments consist principally of Cash and cash equivalents, Restricted cash, Borrower loans receivable, Loans held for sale, Accounts payable and accrued liabilities, and Notes.  The estimated fair values of Cash and cash equivalents, Restricted cash, Accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

The following tables present the assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Level 1	Level 2	Level 3	Fair Value
Assets
Borrower loans receivable	$-	$-	$253,068	$253,068
Restricted cash	15,577	1,374	-	16,951
Loans held for sale	-	-	16,350	16,350
Total assets	$15,577	$1,374	$269,418	$286,369

Liabilities
Notes	$-	$-	$252,911	$252,911

December 31, 2013	Level 1	Level 2	Level 3	Fair Value
Assets
Borrower loans receivable	$-	$-	$226,094	$226,094
Restricted cash	14,032	1,441	-	15,473
Loans held for sale	-	-	3,917	3,917
Total assets	$14,032	$1,441	$230,011	$245,484

Liabilities
Notes	$-	$-	$226,794	$226,794

Property and Equipment

Property and equipment consists of computer equipment, office furniture and equipment, and software purchased or developed for internal use. Property and equipment are stated at cost, less accumulated depreciation and amortization, and are computed using the straight-line method based upon estimated useful lives of the assets, which range from three to seven years, commencing once the asset is placed in service. Expenditures are capitalized for replacements and betterments and recognized as expense for maintenance and repairs as incurred.

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

Repurchase Liability for Unvested Restricted Stock Awards

Under the terms of the Company’s stock option plan certain options issued to employees can be exercised before they have vested by the employee.  When this occurs the Company records a liability for the unvested portion of the exercise.  If the employee’s employment is terminated before all of the shares become vested the Company may repurchase the unvested shares at the original exercise price. The liability is released into Equity as the shares become vested.   The related shares are considered to be restricted shares and are excluded from the basic earnings per share calculation.

Repurchase and Indemnification Obligation

Under the terms of the Notes, the Lender Registration Agreements between the Company and investor members who participate in the Note Channel, and the loan purchase agreements between the Company and investor members that participate in the Whole Loan Channel, the Company may, in certain circumstances, become obligated to repurchase a Note or Borrower Loan from an investor member or indemnify an investor member against loss on a Note. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. The Company recognizes a liability for the repurchase and indemnification obligation when the Notes or Borrower Loans are issued. Indemnified or repurchased Notes and repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.

Revenue Recognition

Revenue primarily results from fees earned. Fees include loan origination fees paid by borrowers and servicing fees paid by investors. We also have other smaller sources of revenue reported as other revenue, this includes referral fees and gains on whole loan sales.

Origination Fees

The Company earns an origination fee upon the successful closing of all Borrower Loans issued through the platform. WebBank charges the origination fee and the Company receives payments from WebBank equal to the origination fee as compensation for its loan origination activities on behalf of WebBank. The borrower receives an amount equal to the loan amount net of the loan origination fee. The loan origination fee is determined by the term and credit grade of the loan, and ranges from 1.00% to 5.00% of the original principal amount. Since the Company accounts for Borrower Loans and Loans held for sale at fair value, origination fees are not deferred but are recognized at origination of the Borrower Loan, and direct costs to originate Borrower Loans are recorded as expenses as incurred.

Service Fees

Investors in whole loans typically pay the Company a servicing fee which is currently generally set at 1% per annum of the outstanding principal balance of the corresponding loan prior to applying the current payment. The servicing fee compensates the Company for the costs we incur in servicing the related loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Prosper records servicing fees paid by note holders and borrower loan holders as a component of operating revenue when received. The amortization of servicing rights is also included in this line.

Interest Income on Borrower Loans Receivable and Interest Expense on Notes

The Company recognizes interest income on Borrower Loans funded through the Note Channel and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent the Company believes it to be collectable.

Cost of Services

Cost of Services includes costs that are directly related to the origination and servicing of Borrower Loans such as verification fees and fees from WebBank for processing loan payments.

Marketing and Advertising Expense

Under the provisions of ASC Topic 720, Other Expenses, the costs of advertising are expensed as incurred. Marketing and advertising costs were $25.7 million and $10.1 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Net Loss Per Share

Net loss per share is computed in accordance with ASC Topic 260, Earnings Per Share. Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common shareholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At September 30, 2014, there were outstanding convertible preferred stock, warrants, restricted stock and options convertible into 30,699,957, 220,882, 4,768,109 and 4,540,101 common shares, respectively, which may dilute future earnings per share. At September 30, 2013, there were outstanding convertible preferred stock, warrants, restricted stock and options convertible into 22,156,922, 218,797, 6,461,797 and 979,483 common shares, respectively, which may dilute future earnings per share. The weighted average number of shares and the loss per share reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013. By reporting a net loss available to common stockholders for the three and nine months ended September 30, 2014 and 2013, potentially dilutive securities are excluded from the computation of net loss per share, as their effect would be antidilutive.

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

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management of a company to evaluate whether there is substantial doubt about the company's ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.

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

At September 30, 2014 and December 31, 2013, borrower loans, notes and loans held for sale (in thousands) were:

	Borrower Loans		Notes		Loans Held for Sale
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Aggregate principal balance outstanding	$256,026	$225,953	$(258,947)	$(229,271)	$16,360	$3,915
Fair value adjustments	(2,958)	141	6,036	2,477	(10)	2
Fair value	$253,068	$226,094	$(252,911)	$(226,794)	$16,350	$3,917

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at September 30, 2014 for Borrower Loans and Notes funded through the Note Channel are presented in the following table (in thousands):

	Borrower Loans		Notes
Discount rate assumption:	9.36	%*	9.36	%*
Resulting fair value from:
100 basis point increase	$247,738		$244,736
200 basis point increase	244,715		241,743
Resulting fair value from:
100 basis point decrease	$253,975		$250,912
200 basis point decrease	257,188		254,085

Default rate assumption:	7.40	%*	7.40	%*
Resulting fair value from:
10% higher default rates	$247,275		$244,275
20% higher default rates	244,418		241,452
Resulting fair value from:
10% lower default rates	$253,729		$250,663
20% lower default rates	256,584		253,493

* Represents weighted average assumptions considering all credit grades.

The changes in Level 3 assets measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2013	$166,900	(167,478)	175	(403)
Originations	199,135	(118,349)	71	80,857
Principal repayments	(65,504)	65,167	(106)	(443)
Borrower loans sold to third parties	(80,786)	-	-	(80,786)
Change in fair value on borrower loans and notes	(15,614)	16,195	-	581
Change in fair value of loans held for sale	-	-	(3)	(3)
Balance at September 30, 2013	$204,131	(204,465)	137	(197)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2014	$226,094	$(226,794)	$3,917	$3,217
Originations	823,841	(130,828)	229,679	922,692
Principal repayments	(88,944)	89,336	(899)	(507)
Borrower loans sold to third parties	(693,007)	-	(216,336)	(909,343)
Change in fair value on borrower loans and notes	(14,916)	15,375	-	459
Change in fair value of loans held for sale			(11)	(11)
Balance at September 30, 2014	$253,068	$(252,911)	$16,350	$16,507

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance July 1, 2013	$187,124	$(187,489)	$153	$(212)
Originations	94,098	(43,475)	25	50,648
Principal repayments	(22,778)	22,718	(41)	(101)
Borrower loans sold to third parties	(50,623)	-	-	(50,623)
Change in fair value on borrower loans and notes	(3,690)	3,781	-	91
Balance at September 30, 2013	$204,131	$(204,465)	$137	$(197)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance July 1, 2014	$246,203	$(246,511)	$9,543	$9,235
Originations	372,027	(44,115)	117,752	445,664
Principal repayments	(31,226)	31,620	(586)	(192)
Borrower loans sold to third parties	(327,909)	-	(110,350)	(438,259)
Change in fair value on borrower loans and notes	(6,027)	6,095	-	68
Change in fair value of loans held for sale			(9)	(9)
Balance at September 30, 2014	$253,068	$(252,911)	$16,350	$16,507

The changes in fair value would directly impact the change in fair value on Borrower Loans, Loans held for sale and Notes in the condensed consolidated statements of operations.  The majority of fair value adjustments included in earnings is attributable to changes in estimated instrument-specific future credit losses.

As September 30, 2014 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $1.5 million and a fair value of $0.14 million.

4.	Loan Servicing Note:

The Company initially records servicing assets and liabilities at their estimated fair values when the Company sells whole loans to unrelated third-party whole loan buyers.   The initial fair value of such servicing assets or liabilities is amortized in proportion to and over the period of estimated servicing income or loss.

Fair value

Discounted cash flow – Discounted cash flow valuation techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.

Significant unobservable inputs presented in the table below are those that the Company considers significant to the estimated fair values of the Level 3 servicing assets and liabilities. The Company considers unobservable inputs to be significant, if by their exclusion, the estimated fair value of the Level 3 asset or liability would be impacted by a significant percentage change, or based on qualitative factors such as the nature of the instrument and significance of the unobservable inputs relative to other inputs used within the valuation. The following is a description of the significant unobservable inputs provided in the table.

Market servicing rate – The Company estimates adequate servicing compensation rates of what a market participant would earn to service the loans that the Company sells to third parties. This rate is calculated on the loan balance on a per annum basis.  The Company estimated these market servicing rates based on observable market rates for other loan types in the industry, adjusted for the unique loan attributes that are present in the specific loans that the Company sells and services and information from a backup service provider.

Discount rate – The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. The discount rates for the projected net cash flows of loan servicing rights are our estimates of the rates of return that investors in servicing rights for unsecured consumer credit obligations would require for the various credit grades of the underlying loans. Discount rates for servicing rights on existing loans are adjusted to reflect the time value of money. A risk premium component is implicitly included in the discount rates to reflect the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

Default Rate – The default rate presented is an annualized, average estimate considering all loan categories, and represents an aggregate of conditional default rate curves for each credit grade or loan category. Each point on a particular loan category’s curve represents the percentage of principal expected to default per period based on the term and age of the underlying loans. The assumption regarding defaults directly reduces servicing revenues because the amount of servicing revenues received is based on the amount of outstanding principal each period. In addition, defaults also reduce the expected terms of the loans, which are used to project future servicing revenues.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for our servicing asset/liability fair value measurements at September 30, 2014 and December 31, 2013:

	Weighted Average
Unobservable Input	September 30, 2014		December 31, 2013
Discount rate	9.6	%**	9.9	%**
Default rate	5.5	%**	5.6	%**
Market servicing rate	0.65%		0.65%

** Represents weighted average or aggregate assumptions considering all credit grades.

Servicing asset/liability activity:

The following tables present additional information about Level 3 servicing assets and liabilities being amortized for the three and nine months ended September 30, 2014 (in thousands).  There were no servicing assets or liabilities recorded at September 30, 2013.

	Three Months Ended September 30, 2014
	Servicing Assets	Servicing Liabilities
Amortized cost at June 30, 2014	$968	$857
Additions	1,044	414
Less: Amortization	(157)	(140)
Amortized cost at September 30, 2014	$1,855	$1,131

	Nine Months Ended September 30, 2014
	Servicing Assets	Servicing Liabilities
Amortized cost at December 31, 2013	$260	$339
Additions	1,873	1,064
Less: Amortization	(278)	(272)
Amortized cost at September 30, 2014	$1,855	$1,131

5.	Loans Held for Sale

Loans held for sale on the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, was $16.4 million and $3.9 million, respectively. For the nine months ended September 30, 2014 and 2013, a total of $229.7 million and $0.07 million of Borrower Loans was originated through the platform as Loans held for sale. For the nine months ended September 30, 2014 and 2013, $216.3 million and $0 of these Borrower Loans were sold to unrelated third parties through the Whole Loan Channel. When a Borrower Loan has been funded by the Company in whole, or in part, the portion of the borrower’s monthly loan payment that corresponds to the percentage of the Borrower Loan that is funded is retained. In these cases, interest income is recorded on these Borrower Loans.

6.	Repurchase and Indemnification Obligation

For the three months ended September 30, 2014 and 2013, the liability for repurchase and indemnification obligation was $0.03 million and $0.01 million, respectively. For the nine months ended September 30, 2014 and 2013, the liability for repurchase and indemnification obligations was $0.14 million and $0.02 million, respectively.   The expense was included in the cost of services line in the Statement of Operations.  The balance of the Repurchase and indemnification obligation as of September 30, 2014 and December 31, 2013, was $0.16 million and $0.03 million, respectively.

7.	Net Loss Per Share Available to Common Stockholders

The Company uses the two-class method to compute net loss per share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Prior to their conversion to common shares, each series of the Company’s convertible preferred stock was entitled to participate on an as-if-converted basis in distributions, when and if declared by the board of directors (“Board of Directors”), that were made to common stockholders and as a result these shares were considered participating securities. During the three months ended September 30, 2014, certain shares issued as a result of the early exercise of stock options, which are subject to a repurchase right by the Company, were entitled to receive non-forfeitable dividends during the vesting period and as a result were considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. Due to net losses available to common stockholders for the three and nine months ended September 30, 2014 and 2013, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The adjustment from net income (loss) to net loss available to common shareholders represents the excess over cost paid to certain preferred shareholders upon repurchase of their preferred shares as described below in Note 8 Convertible Preferred Stock and Stockholders' Equity (Deficit). The weighted average shares used in calculating basic and diluted net loss per share excludes shares that are disclosed as outstanding shares in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Stockholders' Equity because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.

Basic and diluted net loss per share was calculated as follows (in thousands, except for share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss available to common stockholders for basic and diluted EPS	$(12,168)	$(4,963)	$(14,710)	$(24,815)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	9,280,334	6,927,648	8,740,785	6,119,987
Basic and diluted net loss per share	$(1.31)	$(0.72)	$(1.68)	$(4.05)

The number of shares reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013

Due to losses attributable to the Company’s common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock or if converted method, in accordance with ASC Topic 260:

	Three and Nine months ended September 30
	2014	2013
Excluded Securities:	(shares)	(shares)
Convertible preferred stock issued and outstanding	30,699,957	22,156,922
Stock options issued and outstanding	4,540,101	979,483
Unvested stock options exercised	4,768,109	6,461,797
Warrants issued and outstanding	220,882	218,797
Total common stock equivalents excluded from diluted net loss per common share computation	40,229,049	29,816,999

The number of shares issued and outstanding reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

8.	Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

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

On June 18, 2014, the Company issued a Tender Offer Statement to purchase up to 1,392,757 shares, in the aggregate, of its Series A Preferred Stock and Series B Preferred Stock, at a price equal to $14.36 per share. Upon closure of the tender offer on July 16, 2014, 156,508 shares of Series A Preferred Stock and 1,133,558 share of Series B Preferred Stock were purchased for a total price of $18.5 million.

Convertible Preferred Stock	Par Value	Authorized, Issued and Outstanding shares as of September 30, 2014	Liquidation Preference ($,000s)
New Series A	$0.01	13,711,644	$19,774
Series A-1	0.01	4,952,183	49,522
New Series B	0.01	7,155,176	21,581
New Series C	0.01	4,880,954	70,075
		30,699,957	$160,952

The number of shares issued and outstanding reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

Dividends

Dividends on shares of the new Series A, new Series B and new Series C preferred stock are payable only when, as, and if declared by the Board of Directors. No dividends will be paid with respect to the common stock until any declared dividends on the new Series A preferred stock, new Series B preferred stock and new Series C preferred stock have been paid or set aside for payment to the new Series A preferred stockholders, new Series B preferred stockholders and new Series C preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then effective conversion rate. To date, no dividends have been declared on any of the Company’s preferred stock or common stock, and there are no dividends in arrears at September 30, 2014.

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

Liquidation Rights

The Company’s convertible preferred stock has been classified as temporary equity on the accompanying balance sheets in accordance with authoritative guidance. The preferred stock is not redeemable; however, upon in the event of a voluntary or involuntary liquidation, dissolution, change in control or winding up of the Company, holders of the convertible preferred stock may have the right to receive its liquidation preference under the terms of the Company’s certificate of incorporation.

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

Authorized and Outstanding Shares:

The Company, through its amended and restated certificate of incorporation, is the sole issuer of common stock and related options and warrants. On October 29, 2013, the Company amended and restated its certificate of incorporation to effect a 10-for-1 reverse stock split. On May 15, 2014, the Company amended and restated its certificate of incorporation to effect an increase in authorized shares of stock.  The total number of shares of stock which the Company has the authority to issue is 80,083,905, consisting of 47,928,883 shares of common stock, $0.01 par value per share, and 32,155,022 shares of preferred stock, $0.01 par value per share, 13,868,152 of which are designated as new Series A preferred stock, 5,117,182 of which are designated as Series A-1 preferred stock and 8,288,734 of which are designated new Series B preferred stock and 4,880,954 of which are designated as Series C preferred stock.  As of September 30, 2014, 14,216,600 shares of common stock were issued and outstanding.  As of December 31, 2013, 13,406,539 shares of common stock were issued and outstanding.  Each holder of common stock is entitled to one vote for each share of common stock held.

Common Stock Issued for Services

Nonemployees

The Company did not grant any immediately vested common shares to nonemployees for services during the nine months ended September 30, 2014. During the year ended December 31, 2013, the Company granted an immediately vested option to purchase 47,601 common shares to a nonemployee for services.

Common Stock Issued upon Exercise of Stock Options

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company issued 853,151 and 7,327,959 shares of common stock, respectively, upon the exercise of options for cash proceeds of $0.53 million and $0.86 million, respectively, of which 796,828 and 6,499,463 were unvested, respectively.   Certain options are eligible for exercise prior to vesting. These unvested options may be exercised for restricted shares of common stock that have the same vesting schedule as the options. The Company records a liability for the exercise of unvested shares, which is reclassified to common stock and additional paid-in capital as the shares vest.  Should the holder’s employment be terminated, the unvested restricted shares are subject to repurchase by the Company at the purchase price paid for such shares. At September 30, 2014 and December 31, 2013, there were 4,768,109 and 5,594,134 shares respectively of restricted stock outstanding that remain unvested and subject to the Company’s right of repurchase.

For the nine months ended September 30, 2014, the Company repurchased 116,018 shares of restricted stock for $0.02 million, upon termination of employment of various employees.

Common Stock Issued upon Exercise of Stock Warrants

For the nine months ended September 30, 2014 the Company issued 72,928 shares of common stock, upon the exercise of warrants.

9.	Stock Option Plan and Compensation

Incentive stock options are granted to employees at an exercise price not less than 100% of the fair value of the Company’s common stock on the date of grant. Non-statutory stock options are granted to consultants, directors and employees who have incentive stock options that the underlying stock has a fair value greater than $100,000 exercisable during the year in which the non-statutory stock options are granted.  Non-statutory stock options are granted at an exercise price not less than 100% of the fair value of the Company’s common stock on the date of grant. If options are granted to stockholders who hold 10% or more of the Company’s common stock on the option grant date, then the exercise price shall not be less than 110% of the fair value of the Company’s common stock on the date of grant. As there is no active trading market for these options, such estimate may ultimately differ from valuations completed by an independent party. The options generally vest over four years, which is the same as the performance period. In no event are options exercisable more than ten years after the date of grant.

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

 The activity of options that were early exercised under the plan as for the period below:

	Early exercised options, unvested	Weighted average exercise price
Balance as of January 1, 2014	5,594,134	0.11
Exercise of non-vested stock options	796,828	0.57
Repurchase of restricted stock	(111,095)	(0.10)
Restricted stock vested	(1,511,758)	(0.11)
Balance as of Sept 30, 2014	4,768,109	0.18

Option activity under the Plan is summarized as follows for the period below:

	Options Issued and Outstanding	Weighted- Average Exercise Price

Balance as of January 1, 2014	938,585	$1.39
Options granted (weighted average fair value of $0.30)	4,669,091	1.24
Options exercised – vested	(56,323)	1.28
Options exercised – nonvested	(796,828)	0.57
Options forfeited	(214,424)	3.53
Balance as of September 30, 2014	4,540,101	$0.91

Options outstanding and exercisable at September 30, 2014	1,891,438	$1.40

The share amounts and share prices reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

Other Information Regarding Stock Options

Additional information regarding the Company’s common stock options outstanding as of September 30, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted – Avg. Remaining Life	Weighted – Avg. Exercise Price	Number Vested	Weighted - Avg. Exercise Price
$0.10 - $0.10	170,728	8.87	$0.10	60,113	$0.10
0.57 - 0.57	3,203,051	9.37	0.57	1,339,911	0.57
1.20 – 1.20	133,334	6.96	1.20	117,435	1.20
1.70 – 1.70	99,593	7.65	1.70	61,049	1.70
2.00 – 2.00	287,933	5.82	2.00	287,680	2.00
5.00 - 5.00	7,000	2.00	5.00	7,000	5.00
5.60 - 5.60	18,250	4.96	5.60	18,250	5.60
5.65-5.65	620,212	9.87	5.65	-	5.65
$0.10 - $5.65	4,540,101	9.06	$1.41	1,891,438	$1.40

The number of options reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

The number of options outstanding, vested and expected to vest as of September 30, 2014 was 3,990,512 and the weighted-average remaining contractual life was 9.06 years.

No compensation expense is recognized for unvested shares that are forfeited upon termination of service, and the stock-based compensation expense for the nine months ended September 30, 2014 and 2013 reflect the expenses that the Company expects to recognize after the consideration of estimated forfeitures.

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

The fair value of the Company’s stock option awards for the three and nine months ended September 30, 2014 and 2013 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Volatility of common stock	67.47%	69.57%	69.42%	69.56%
Risk-free interest rate	1.92%	1.39%	1.91%	1.90%
Expected life*	5.9 years	5.8 years	5.9 years	5.8 years
Dividend yield	0%	0%	0%	0%
Weighted-average fair value of grants	$3.46	$0.10	$0.76	$0.01

*For nonemployee stock option awards, the expected life is the contractual term of the award, which is generally ten years.

The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility, as a result the changes in the subjective input assumptions can materially affect the fair value estimate.

Total stock-based compensation expense reflected in the statements of operations for the nine months ended September 30, 2014 and 2013 is $0.76 million and $0.18 million, respectively, and $0.27 million and $0.10 million for the three months ended September 30, 2014 and 2013. This expense is included in the Compensation and Benefits line in the Statements of Operations. As of September 30, 2014, the unamortized stock-based compensation expense related to PMI employees’ unvested stock-based awards was approximately $2.4 million, which will be recognized over the remaining weighted-average vesting period of approximately 3.3 years.

10.	Income Taxes

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

Due to the book and tax net losses incurred during the three and nine months ended September 30, 2014 and 2013, zero income tax expense has been incurred during those periods. In addition, substantial historical losses have been incurred and the Company has maintained a full valuation allowance against its net deferred tax assets because the realization of those deferred tax assets is dependent upon future earnings, and the amount and timing of those earnings, if any is uncertain.

11.	Commitments and Contingencies

Future Minimum Lease Payments

During the period the Company signed new leases for the new corporate headquarters at 221 Main Street in San Francisco California and for the co-location facility are under non-cancelable operating leases that expire in February 2023 and August 2015, respectively.  The Company also signed a new lease for office space in Phoenix Arizona under an operating lease that expires in June 2022.

Future minimum rental payments under these leases as of September 30, 2014 are as follows (in thousands):

Remaining three months of 2014	$139
2015	2,459
2016	3,757
2017	3,866
2018	3,978
2019	4,093
Thereafter	12,981
Total future operating lease obligations	$31,273

Rental expense under premises-operating lease arrangements was $0.7 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively.  Rental expense under premises-operating lease arrangements was $1.0 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively.

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

On April 21, 2009, the Company and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between the Company and the states in which the Company offered promissory notes for sale prior to November 2008. The consent order involves payment by the Company of up to an aggregate of $1million in penalties, which have been allocated among the states based on the Company’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of the Company’s promissory note sale activities prior to November 2008. Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order. However, no state is obliged to do so, and there is no deadline by which a state must make its decision. The Company is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against the Company, subject to any applicable statute of limitations. As of September 30, 2014, the Company has entered into consent orders with 34 states and has paid an aggregate of $0.47 million in penalties to those states.

As of September 30, 2014 and December 31, 2013, the Company had accrued approximately $0.25 million and $0.25 million, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1 million maximum fee pro-rata by state, using the Company’s promissory note sales from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order, assigning a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, the Company considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against the Company; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known.

In 2008, plaintiffs filed a class action lawsuit against the Company and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California. The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that the Company offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. On July 19, 2013 solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation agreed to enter into a settlement to resolve all claims related thereto (the “Settlement”). In connection with the Settlement, the Company agreed to pay an aggregate amount of $10 million into a settlement fund, split into four annual installments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. The Settlement received final approval in a final order and judgment entered by the Superior Court on April 16, 2014. Pursuant to the final order and judgment, the claims in the class action were dismissed, and at the effective time of the Settlement (June 16, 2014), the defendants will have been released by the plaintiffs from all claims that were or could have been asserted concerning the issues alleged in the class action lawsuit. The reserve for the class action settlement liability is $7.8 million in the condensed consolidated balance sheet as of September 30, 2014.

On July 1, 2011, the Company and Greenwich entered into a Stipulated Order of Judgment pursuant to which the Company agreed to dismiss its remaining claims against Greenwich. On August 12, 2011, Greenwich filed a notice of appeal of the court's decision regarding Greenwich’s duty to defend up to $2 million. This appeal was dismissed On October 22, 2012.

12.	Related Parties

Since the Company’s inception, it has engaged in various transactions with its directors, executive officers and holders of more than 5% of its voting securities, and immediate family members and other affiliates of its directors, executive officers and 5% stockholders.

Certain of the Company’s executive officers, directors who are not executive officers, and affiliates participate on the Company’s lending platform by placing bids and purchasing Notes and Borrower Loans.  The aggregate amount of Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of the Company as of September 30, 2014 and 2013 are summarized below (amounts in thousands):

Related Party	Aggregate Amount of Notes and Borrower Loans Purchased September 30,		Income Earned on Notes and Borrower Loans nine months ended September 30,
	2014	2013	2014	2013
Executive officers and management	$2,100	$806	$83	$30
Directors	5,198	4,578	81	204
	$7,298	$5,384	$164	$234

The Notes and Borrower Loans of parties deemed to be affiliates and related parties of the Company, were obtained on terms and conditions that were not more favorable than those obtained by other Note and Borrower Loan purchasers. Of the total aggregate amount of Notes and Borrower Loans purchased since inception approximately $0.41 million or 6% of principal and $0.36 million or 7% of principal has been charged off through September 30, 2014 and 2013, respectively. The Company has earned approximately $0.01 million in servicing fee revenue related to these Notes and Borrower Loans for the three months ended September 30, 2014 and 2013.

13.	Post-retirement Benefit Plans

The Company has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service.  The Company’s contributions to the plan are discretionary. During the nine months ended September 30, 2014, the Company has contributed $0.38 million to the plan.

14.	Prior Period Adjustments

Subsequent to the issuance of our condensed consolidated financial statements for the period ended June 30, 2014, Prosper Marketplace discovered an error in its estimates of net service income which resulted in an overstatement of net loan servicing rights as of December 31, 2013 and an overstatement of the gain recognized on the sale of loans which was included in other revenues in the fourth quarter of 2013 by approximately $223.  Furthermore, the Company inappropriately netted loan servicing liabilities against its loan servicing assets.  This resulted in a $223 overstatement of the loan servicing assets, which were originally included in “Borrower Loans Receivable at Fair Value” for $144.  The Company corrected this error by reclassifying the adjusted gross serving assets of $260 to “Prepaid and Other Assets and recognized the servicing liabilities of $339 in “Accounts Payable and Other Liabilities.

The Company also discovered an error related to measurement of the Class Action Settlement Liability.  Upon the courts preliminary approval of the settlement during the quarter ended December 31, 2013, this liability became payable at fixed future dates so the Company should have recognized the liability based on the present value of the future payments rather than the gross amount of such future payments.  This error resulted in an overstatement of the Class Action Settlement Liability and the Class Action Settlement expense recognized as of and for the year end December 31, 2013 of $261.

Additionally, the Company discovered that the Convertible Preferred Stock was incorrectly classified within permanent stockholders’ equity in its consolidated balance sheet as of December 31, 2013.  Since the Convertible Preferred Stockholders are entitled to receive their liquidation preference upon a change-in-control transaction the Convertible Preferred Stock should be classified as temporary equity.  This resulted in a $45,118 reclassification of the Convertible Preferred Stock from permanent equity to temporary equity as of December 31, 2013.

Lastly, the Company discovered the following classification errors within its Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013:

•	Changes in Restricted Cash were inappropriately classified as changes in cash flows from operating activities rather than changes in cash flows from investing activities.
•	Cash flows from the purchase and sale of Loans held for sale was inappropriately classified within cash flows from investing activities rather than cash flows from operating activities.
•	A portion of the change in fair value of Borrower Loans and Notes was inappropriately reflected as a cash flow from investing and financing activities, respectively, rather than an adjustment to reconcile net income to net cash used in operating activities.
•	The proceeds from sale of borrower loans held at fair value were netted against origination of borrower loans at fair value.

The aggregate impact of these errors were an understatement of cash flows from operating activities of $369; an overstatement of cash flows from investing activities of $12,080; and an $11,711understatement of cash flows from financing activities for the nine months ended September 30, 2013.

Finally, the Company corrected the number of outstanding common shares on the face of the balance sheet and in the Statements of Stockholders’ Equity as a result of an error in the calculation of restricted shares repurchased.  The number of common shares outstanding at December 31, 2013 was previously stated as 13,902,478 and has been corrected to 13,588,803.

The Company evaluated these errors and determined that they were immaterial to the previously issued financial statements and therefore, amendment of previously filed reports was not required. However, in order to provide consistency in the consolidated financial statements, corrections for these immaterial amounts are reflected in the Company’s accompanying Consolidated Balance Sheet as of December 31, 2013 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2013.  The impact of the corrections on specific line items in the Consolidated Balance Sheet as of December 31, 2013 and the Condensed Consolidated Cash Flows for the nine months ended September 30, 2013 are presented below (in thousands):

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2013

	As previously reported	Adjustments	As corrected
Net income (loss)	$(24,815)	$-	$(24,815)
Change in fair value of Borrower Loans	3,903	11,711	15,614
Change in fair value of Notes	(4,484)	(11,711)	(16,195)
Restricted cash except for those related to investing activities	(2,334)	334	(2,000)
Loans held for sale at fair value	-	35	35
Net cash used in operating activities	(17,666)	369	(17,297)
Origination of Borrower Loans held at fair value	(118,349)	(80,786)	(199,135)
Repayment of Borrower Loans held at fair value	77,215	(11,711)	65,504
Proceeds from sale of Borrower Loans Held at Fair Value	-	80,786	80,786
Repayment of Loans held for investment at fair value	106	(106)	-
Origination of Loans held for investment at fair value	(71)	71	-
Changes in restricted cash related to investing activities	-	(334)	(334)
Net cash used in investing activities	(42,433)	(12,080)	(54,513)
Payment of Notes held at fair value	(76,878)	11,711	(65,167)
Net cash provided by financing activities	87,099	11,711	98,810

Condensed Consolidated Balance Sheet - December 31, 2013

	As previously reported	Adjustments	As corrected
Borrower Loans Receivable at Fair Value	$226,238	$(144)	$226,094
Prepaid and Other Assets	708	260	968
Total Assets	268,289	116	268,405
Accounts Payable and Accrued Liabilities	6,737	339	7,076
Class Action Settlement Liability	10,000	(261)	9,739
Repurchase Liability for Unvested Restricted Stock Awards	609	(50)	559
Total Liabilities	244,172	28	244,200
Convertible Preferred Stock	-	45,118	45,118
Convertible Preferred Stock	273	(273)	-
Additional Paid in Capital	128,140	(44,795)	83,345
Accumulated Deficit	(104,080)	38	(104,042)
Total Stockholders' Equity (Deficit)	24,117	(45,030)	(20,913)
Total Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)	$268,289	$116	$268,405

Prosper Funding LLC
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands)

	September 30, 2014	December 31, 2013 *
Assets
Cash and cash equivalents	$2,862	$5,789
Restricted cash	8,721	12,299
Loans held for sale at fair value	16,350	3,917
Borrower loans receivable at fair value	253,068	226,094
Property and equipment, net	2,048	1,980
Related party receivable	73	-
Other assets	1,450	255
Total Assets	$284,572	$250,334

Liabilities and Member’s Equity
Accounts payable and accrued liabilities	$4,684	$4,026
Notes at fair value	252,911	226,794
Repurchase and indemnification obligation	157	32
Related party payable	-	205
Total Liabilities	257,752	231,057

Member's Equity
Member's equity	15,877	16,082
Retained earnings	10,943	3,195
Total Member's Equity	26,820	19,277
Total Liabilities and Member's Equity	$284,572	$250,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Please see Note 8

Prosper Funding LLC
Condensed Consolidated Statements of Operations
(Unaudited)
(amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Operating Revenues
Administration Fee Revenue	$8,574	$2,042	$19,525	$4,178
Servicing Income, net	1,574	89	$2,965	106
Other Revenues	635	-	814	-
Total Operating Revenues	10,783	2,131	23,304	4,284
Interest Income on Borrower Loans	10,724	8,892	31,014	22,391
Interest Expense on Notes	(9,850)	(8,435)	(28,613)	(21,262)
Net Interest Income	874	457	2,401	1,129
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	59	91	448	578
Total Net Revenues	11,716	2,679	26,153	5,991

Expenses
Cost of Services	958	292	2,297	1,004
Administration Fee Expense	6,836	1,520	15,018	2,534
Depreciation and Amortization	273	148	761	355
Professional Services	1	6	16	26
Other Operating Expenses	128	63	313	157
Total Expenses	8,196	2,029	18,405	4,076
Total Net Income	$3,520	$650	$7,748	$1,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	For the Nine Months Ended September 30,
	2014	2013*

Cash flows from operating activities:
Net Income	$7,748	$1,915
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of Borrower Loans	14,916	(16,195)
Change in fair value of Loans held for sale	11	3
Change in fair value of Notes	(15,375)	15,614
Initial Gain and Amortization of Servicing Rights	(808)	–
Depreciation and amortization	761	355
Provision for repurchase and indemnification obligation	125	20
Changes in operating assets and liabilities:
Receivables and other assets	(21)	–
Loans held for sale at fair value	(12,444)	35
Accounts payable and accrued liabilities	87	533
Net Intercompany Payable/Receivable	(278)	518
Net cash (used in) provided by operating activities	(5,278)	2,798

Cash flows from investing activities:
Origination of Borrower Loans held at fair value	(823,841)	(189,313)
Repayment of Borrower Loans held at fair value	88,944	59,126
Proceeds from sale of borrower loans held at fair value	693,007	80,786
Purchases of property and equipment	(829)	(1,227)
Change in restricted cash	3,578	(969)
Net cash used in investing activities	(39,141)	(51,597)

Cash flows from financing activities:
Proceeds from issuance of Notes held at fair value	130,828	108,527
Payment of Notes held at fair value	(89,336)	(58,441)
Net cash included in transfer of assets from PMI	–	1,875
Net cash provided by financing activities	41,492	51,961

Net (decrease) increase in cash and cash equivalents	(2,927)	3,162
Cash and cash equivalents at beginning of the period	5,789	5
Cash and cash equivalents at end of the period	$2,862	$3,167

Cash paid for interest	$28,976	$23,725
Non - Cash Financing Activity, Distribution to Parent	$(205)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Please see Note 8

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

All loans requested and obtained through the platform are unsecured obligations of individual borrower members with a fixed interest rate and loan terms set at three or five years as of September 30, 2014. All loans made through the platform are funded by WebBank, an FDIC-insured, Utah chartered industrial bank.  After funding a loan, WebBank sells the loan to Prosper Funding, without recourse to WebBank, in exchange for the principal amount of the loan.  WebBank does not have any obligation to purchasers of the Notes.

Prosper Funding formed Prosper Asset Holdings LLC (“PAH”) in November 2013 as a limited liability company with the sole equity member being Prosper Funding. PAH was formed to purchase Borrower Loans from Prosper Funding and sell the Borrower Loans to third parties.

As of September 30, 2014, the platform is open to investors in 31 states and the District of Columbia. Additionally, as of September 30, 2014 the platform is open to borrowers in 47 states and the District of Columbia.  Currently our platform is not offered internationally.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Prosper Funding’s unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

The accompanying interim condensed consolidated financial statements include the accounts of Prosper Funding and its wholly-owned subsidiary PAH. All intercompany balances and transactions between Prosper Funding and PAH have been eliminated in consolidation.

Reclassifications

During the nine months ended September 30, 2014, the Company changed the presentation of its revenues in the statement of operations.   A new line called “Servicing Fees” was created and the servicing fees related to whole loans that were previously included in interest income were reclassified to this new line.   Also, the “Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net” was moved into the total revenues subtotal. Lastly, the subtotals were realigned to reflect the new presentation.   These changes had no impact to net income and are reflected in the “Reclassifications” column in the table below. Management believes these changes make the income statement more useful for the readers of the financial statements and comparable with the Company’s competitors.

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

Borrower Loans and Notes

Prosper Funding has adopted the provisions of ASC Topic 825, Financial Instrument.  ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  The fair value election, with respect to an item, may not be revoked once an election is made.  Prosper Funding does not record a specific allowance account related to the Borrower Loans funded through the Note Channel in which it has elected the fair value option, but rather estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies adjusted for Prosper Funding’s historical payment, loss and recovery rates.

Servicing Asset/Liability

The Company records servicing assets and liabilities at their estimated fair values when the Company sells Borrower Loans to unrelated third-party buyers. The gain or loss on a loan sale is recorded in “Other Revenue” while the while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market loan servicing fee is recorded as an offset in servicing assets or liabilities. Servicing assets and liabilities are recorded in “Prepaid and Other Assets” and “Accrued Expenses and Other Liabilities,” respectively, on the condensed consolidated balance sheets. The initial fair value of servicing assets or liabilities are amortized in proportion to and over the period of estimated servicing income or loss and are reported in “Servicing Fees” on the condensed consolidated statement of operations.

The Company uses a discounted cash flow model to estimate the fair value of the loan servicing assets or liabilities which considers the contractual projected servicing fee revenue that the Company earns on the loans, estimated market servicing fees to service such loans, prepayment rates, default rates and the current principal balances of the loans.

The Company periodically assesses servicing assets accounted for using the amortization method for impairment. Impairment occurs when the current fair value of the servicing assets falls below the asset’s carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If servicing assets are impaired, the impairment is recognized in current-period earnings and the carrying value of the assets is adjusted through a valuation allowance. If the value of impaired servicing assets subsequently increases, the Company recognizes the increase in value in current-period earnings and adjusts the carrying value of the servicing assets through a reduction in the valuation allowance to adjust the carrying value only to the extent of the valuation allowance.

Loans Held for Sale

Loans held for sale are primarily comprised of Borrower Loans held for short durations and are recorded at cost plus accrued interest which approximates fair value. For Borrower Loans held long term, the fair value is estimated using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of other Borrower Loans, which are set forth in Note 2— Fair Value Measurement.

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

The price used to measure the fair value is not adjusted for transaction costs. Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

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

Financial instruments consist principally of Cash and cash equivalents, Restricted cash, Borrower loans receivable, Loans held for sale, Accounts payable and accrued liabilities, and Notes.  The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

The following tables present the assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Level 1	Level 2	Level 3	Fair Value
Assets
Borrower loans receivable	$-	$-	$253,068	$253,068
Certificates of deposit & restricted cash	7,448	1,273	-	8,721
Loans held for sale	-	-	16,350	16,350
Total assets	$7,448	$1,273	$269,418	$278,139

Liabilities
Notes	$-	$-	$252,911	$252,911

December 31, 2013	Level 1	Level 2	Level 3	Fair Value
Assets
Borrower loans receivable	$-	$-	$226,094	$226,094
Certificates of deposit & restricted cash	11,028	1,271	-	12,299
Loans held for sale	-	-	3,917	3,917
Total assets	$11,028	$1,271	$230,011	$242,310

Liabilities
Notes	$-	$-	$226,794	$226,794

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

Repurchase and Indemnification Obligation

Under the terms of the Notes, the Lender Registration Agreements between Prosper Funding and investor members who participate in the Note Channel, and the loan purchase agreements between Prosper Funding and investor members that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Note or Borrower Loan from an investor member or indemnify an investor member against loss on a Note. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding accrues a provision for the repurchase and indemnification obligation when the Notes or Borrower Loans are issued. Indemnified or repurchased Notes and repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.

Revenue Recognition

Revenue primarily results from fees earned. Fees include loan origination fees paid by borrowers and servicing fees paid by investors. We also have other smaller sources of revenue reported as other revenue this includes the gains on whole loan sales.

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

Service Income

Investors in whole loans typically pay the Company a servicing fee which is currently generally set at 1% per annum of the outstanding principal balance of the corresponding loan prior to applying the current payment. The servicing fee compensates the Company for the costs we incur in servicing the related loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Prosper records servicing fees paid by note holders and borrower loan holders as a component of operating revenue when received. The amortization of servicing rights is also included in this line.

Interest Income on Borrower Loans Receivable and Interest Expense on Notes

Prosper Funding recognizes interest income on Borrower Loans funded through the Note Channel and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent Prosper Funding believes it to be collectable.

Cost of Services

Cost of Services includes costs that are directly related to the servicing of Borrower Loans such as fees from WebBank for processing loan payments.

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

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management of a company to evaluate whether there is substantial doubt about the company's ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.

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

At September 30, 2014 and December 31, 2013, borrower loans, notes and loans held for sale (in thousands) were:

	Borrower Loans		Notes		Loans Held for Sale
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Aggregate principal balance outstanding	$256,026	$225,953	$(258,947)	$(229,271)	$16,360	$3,915
Fair value adjustments	(2,958)	141	6,036	2,477	(10)	2
Fair value	$253,068	$226,094	$(252,911)	$(226,794)	$16,350	$3,917

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at September 30, 2014 for Borrower Loans and Notes funded through the Note Channel are presented in the following table (in thousands):

	Borrower Loans		Notes
Discount rate assumption:	9.36	%*	9.36	%*
Resulting fair value from:
100 basis point increase	$247,738		$244,736
200 basis point increase	244,715		241,743
Resulting fair value from:
100 basis point decrease	$253,975		$250,912
200 basis point decrease	257,188		254,085

Default rate assumption:	7.40	%*	7.40	%*
Resulting fair value from:
10% higher default rates	$247,275		$244,275
20% higher default rates	244,418		241,452
Resulting fair value from:
10% lower default rates	$253,729		$250,663
20% lower default rates	256,584		253,493

* Represents weighted average assumptions considering all credit grades.

The changes in Level 3 assets measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2013	$-	$-	$-	$-
Assets transferred on February 1, 2013	170,344	(170,574)	175	(55)
Originations	189,313	(108,527)	71	80,857
Principal repayments	(59,126)	58,441	(106)	(791)
Borrower loans sold to third parties	(80,786)	-	-	(80,786)
Change in fair value on borrower loans and notes	(15,614)	16,195	-	581
Change in fair value of loans held for sale	-	-	(3)	(3)
Balance at September 30, 2013	$204,131	$(204,465)	$137	$(197)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2014	$226,094	$(226,794)	$3,917	$3,217
Originations	823,841	(130,828)	229,679	922,692
Principal repayments	(88,944)	89,336	(899)	(507)
Borrower loans sold to third parties	(693,007)	-	(216,336)	(909,343)
Change in fair value on borrower loans and notes	(14,916)	15,375	-	459
Change in fair value of loans held for sale	-	-	(11)	(11)
Balance at September 30, 2014	$253,068	$(252,911)	$16,350	$16,507

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance July 1, 2013	$187,124	$(187,489)	$153	$(212)
Originations	94,098	(43,475)	25	50,648
Principal repayments	(22,778)	22,718	(41)	(101)
Borrower loans sold to third parties	(50,623)	-	-	(50,623)
Change in fair value on borrower loans and notes	(3,690)	3,781	-	91
Balance at September 30, 2013	$204,131	$(204,465)	$137	$(197)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance July 1, 2014	$246,203	$(246,511)	$9,543	$9,235
Originations	372,027	(44,115)	117,752	445,664
Principal repayments	(31,226)	31,620	(586)	(192)
Borrower loans sold to third parties	(327,909)	-	(110,350)	(438,259)
Change in fair value on borrower loans and notes	(6,027)	6,095	-	68
Change in fair value of loans held for sale	-	-	(9)	(9)
Balance at September 30, 2014	$253,068	$(252,911)	$16,350	$16,507

The changes in fair value would directly impact the change in fair value on Borrower Loans, Loans held for sale, and Notes in the condensed consolidated statements of operations.  The majority of the fair value adjustments included in earnings is attributable to changes in estimated instrument-specific future credit losses.

Due to the recent origination of the Borrower Loans and Notes funded through the Note Channel, the change in fair value attributable to instrument-specific credit risk is immaterial. Of all Borrower Loans originated from July 13, 2009 to September 30, 2014, 282 Borrower Loans were 90 days or more delinquent, which related to an aggregate principal amount of $1.5 million and a fair value of $0.14 million as of September 30, 2014.

4.	Loan Servicing Note:

The Company initially records servicing assets and liabilities at their estimated fair values when the Company sells whole loans to unrelated third-party whole loan buyers.   The initial fair value of such servicing assets or liabilities is amortized in proportion to and over the period of estimated servicing income or loss.

Fair value

Discounted cash flow – Discounted cash flow valuation techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.

Significant unobservable inputs presented in the table below are those that the Company considers significant to the estimated fair values of the Level 3 servicing assets and liabilities. The Company considers unobservable inputs to be significant, if by their exclusion, the estimated fair value of the Level 3 asset or liability would be impacted by a significant percentage change, or based on qualitative factors such as the nature of the instrument and significance of the unobservable inputs relative to other inputs used within the valuation. The following is a description of the significant unobservable inputs provided in the table.

Market servicing rate – The Company estimates adequate servicing compensation rates of what a market participant would earn to service the loans that the Company sells to third parties. This rate is calculated on the loan balance on a per annum basis.  The Company estimated these market servicing rates based on observable market rates for other loan types in the industry, adjusted for the unique loan attributes that are present in the specific loans that the Company sells and services and information from a backup service provider.

Discount rate – The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. The discount rates for the projected net cash flows of loan servicing rights are our estimates of the rates of return that investors in servicing rights for unsecured consumer credit obligations would require for the various credit grades of the underlying loans. Discount rates for servicing rights on existing loans are adjusted to reflect the time value of money. A risk premium component is implicitly included in the discount rates to reflect the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

Default Rate – The default rate presented is an annualized, average estimate considering all loan categories, and represents an aggregate of conditional default rate curves for each credit grade or loan category. Each point on a particular loan category’s curve represents the percentage of principal expected to default per period based on the term and age of the underlying loans. The assumption regarding defaults directly reduces servicing revenues because the amount of servicing revenues received is based on the amount of outstanding principal each period. In addition, defaults also reduce the expected terms of the loans, which are used to project future servicing revenues.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for our servicing asset/liability fair value measurements at September 30, 2014 and December 31, 2013:

	Weighted Average
Unobservable Input	September 30, 2014		December 31, 2013
Discount rate	9.6	%**	9.9	%**
Default rate	5.5	%**	5.6	%**
Market servicing rate	0.65%		0.65%

** Represents weighted average or aggregate assumptions considering all credit grades.

Servicing asset/liability activity:

The following tables present additional information about Level 3 servicing assets and liabilities being amortized for the three and nine months ended September 30, 2014 (in thousands).  There were no servicing assets or liabilities recorded at September 30, 2013.

	Three Months Ended September 30, 2014
	Servicing Assets	Servicing Liabilities
Amortized cost at June 30, 2014	$770	$693
Additions	772	306
Less: Amortization	(126)	(114)
Amortized cost at September 30,2014	$1,416	$885

	Nine Months Ended September 30, 2014
	Servicing Assets	Servicing Liabilities
Amortized cost at December 31, 2013	$241	$314
Additions	1,408	804
Less: Amortization	(233)	(233)
Amortized cost at September 30, 2014	$1,416	$885

5.	Loans Held for Sale

 Loans held for sale on the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, was $16.4 million and $3.9 million, respectively. For the nine months ended September 30, 2014 and 2013, a total of $229.7 million and $0.07 million of Borrower Loans originated through the platform as Loans held for sale. For the nine months ended September 30, 2014 and 2013, $216.3 million and $0 of these Borrower Loans were sold to an unrelated third party through the Whole Loan Channel. When a Borrower Loan has been funded by Prosper Funding in whole, or in part, the portion of the borrower’s monthly loan payment that corresponds to the percentage of the Borrower Loan that is funded is retained. In these cases, interest income is recorded on these Borrower Loans.

6.	Repurchase and Indemnification Obligation

For the three months ended September 30, 2014 and 2013, the provision for repurchase and indemnification obligation was $0.03 million and $0.01 million, respectively. For the nine months ended September 30, 2014 and 2013, the provision for repurchase and indemnification obligation was $0.14 million and $0.02 million, respectively.   This expense is included in the Cost of Services line in the Statement of Operations.  The balance of the Repurchase and indemnification obligation as of September 30, 2014 and December 31, 2013, was $0.16 million and $0.03 million, respectively.

7.	Income Taxes

Prosper Funding incurred no income tax provision for the three months ended September 30, 2014 and 2013.  Prosper Funding is a US disregarded entity and the income and loss is included in the return of its parent, PMI.  Since PMI is in a loss position, not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.

8.	Prior Period Adjustments

Subsequent to the issuance of our condensed consolidated financial statements for the period ended June 30, 2014, Prosper Funding discovered an error in its estimates of net service income which resulted in an overstatement of net loan servicing rights as of December 31, 2013 and an overstatement of the gain recognized on the sale of loans in the fourth quarter of 2013 by approximately $223.  Furthermore, Prosper Funding inappropriately netted loan servicing liabilities against its loan servicing assets.  Additionally, a net servicing liability of $6 was distributed to our parent, which was previously not recorded.   This resulted in a $217 understatement of the loan servicing assets and liabilities, which were originally included in “Borrower Loans Receivable at Fair Value” for $144.  Prosper Funding corrected these errors by reclassifying the adjusted gross servicing assets of $241 to “Prepaid and Other Assets and recognized the servicing liabilities of $314 in “Accounts Payable and Other Liabilities.

Additionally, Prosper Funding discovered the following classification errors within its Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013:

•	Changes in Restricted Cash were inappropriately classified as changes in cash flows from operating activities rather than changes in cash flows from investing activities.
•	Cash flows from the purchase and sale of Loans held for sale was inappropriately classified within cash flows from investing activities rather than cash flows from operating activities.
•	A portion of the change in fair value of Borrower Loans and Notes was inappropriately reflected as a cash flow from investing and financing activities, respectively, rather than an adjustment to reconcile net income to net cash used in operating activities.
•	The proceeds from sale of borrower loans held at fair value were netted against origination of borrower loans at fair value.

The aggregate impact of these errors were an understatement of cash flows from operating activities of $1,004; an overstatement of cash flows from investing activities of $12,715; and an $11,711 understatement of cash flows from financing activities for the nine months ended September 30, 2013.

Prosper Funding evaluated these errors and determined that they were immaterial to the previously issued financial statements and therefore, amendment of previously filed reports was not required. However, in order to provide consistency in the consolidated financial statements, corrections for these immaterial amounts are reflected in the Prosper Funding’s accompanying consolidated balance sheet as of December 31, 2013 and Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013. The impact of the corrections on specific line items in the Consolidated Balance Sheet as of December 31, 2013 and the Condensed Consolidated Cash Flows for the nine months ended September 30, 2013 are presented below (in thousands):

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2013

	As previously reported	Adjustments	As corrected
Change in fair value of Borrower Loans	(4,484)	(11,711)	(16,195)
Change in fair value of Notes	3,903	11,711	15,614
Restricted cash	(969)	969	–
Loans held for sale at fair value	–	35	35
Net cash provided by (used in) operating activities	1,794	1,004	2,798
Origination of Borrower Loans Held at Fair Value	(108,527)	(80,786)	(189,313)
Proceeds from sale of Borrower Loans Held at Fair Value	-	80,786	80,786
Repayment of Borrower Loans held at fair value	70,837	(11,711)	59,126
Repayment of loans held for investment at fair value	106	(106)	–
Origination of loans held for investment at fair value	(71)	71	–
Change in restricted cash	–	(969)	(969)
Net cash used in investing activities	(38,882)	(12,715)	(51,597)
Payment of Notes held at fair value	(70,152)	11,711	(58,441)
Net cash provided by financing activities	40,250	11,711	51,961

Condensed Consolidated Balance Sheet - December 31, 2013

	As previously reported	Adjustments	As corrected
Borrower Loans Receivable at Fair Value	226,238	(144)	226,094
Other Assets	14	241	255
Total Assets	250,237	97	250,334
Accounts payable and accrued liabilities	3,712	314	4,026
Total Liabilities	230,743	314	231,057
Member's Equity	16,076	6	16,082
Retained Earnings (Accumulated Deficit)	3,418	(223)	3,195
Total Member's Equity	19,494	(217)	19,277
Total Liabilities and Member's Equity	250,237	97	250,334

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

Operating History

The platform was launched on February 13, 2006 and enables borrower members to request and obtain personal, unsecured loans between $2,000 and $35,000 by posting anonymous “listings” indicating the principal amount of the desired loan. Borrower Loan terms are subject to minimum and maximum loan amounts determined by the borrower’s Prosper Rating which is created using proprietary models that include numerous factors, at interest rates set by the Company. Interest rates are set for Borrower Loans based on the borrower member’s Prosper Rating, as well as additional factors, such as estimated loss rate, loan terms, general economic environment, previous Borrower Loans obtained through the platform and competitive conditions.  As of September 30, 2014, the platform had facilitated 183,948 Borrower Loans since its launch totaling an aggregate principal amount of approximately $1.9 billion. The platform has a limited operating history and until the current quarter the Company has incurred net losses since its inception.  The Company’s net income (loss) was $2.7 million and $(5.0) million for the three months ended September 30, 2014 and 2013, respectively. The Company’s net income (loss) was $0.2 million and $(24.8) million for the nine months ended September, 2014 and 2013, respectively.

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

During the first three quarters of 2014, the platform’s origination volume increased consistently in terms of both units and total dollar amounts. The Company hopes to continue this trend of growth as the platform’s borrower and investor member bases continue to strengthen and become more familiar with the platform. Over time, the Company expects the platform’s investor member base to grow as the platform gains more exposure to potential investor members and the Notes and Borrower Loans are established as viable investment alternatives.

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

The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short-term nature.  Loans held for sale, Borrower Loans, and Notes are accounted for on a fair value basis. For additional information and discussion regarding significant accounting policies surrounding fair value measurement, see Note 2, Note 3 and Note 4 to Prosper Marketplace, Inc.’s condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

As the Company receives scheduled payments of principal and interest on the Borrower Loans it holds that were funded through the Note Channel, the Company in turn makes principal and interest payments on the corresponding Notes. These principal payments reduce the carrying value of those Borrower Loans and Notes. If the Company does not receive payments on any such Borrower Loan, the Company is not obligated to and does not make payments on the corresponding Notes. The aggregate fair value of a series of Notes corresponding to a particular Borrower Loan is approximately equal to the fair value of that Borrower Loan, less the servicing fee which is reflected in net interest income. If the fair value of the Borrower Loan decreases due to changes in the Company’s expectations regarding the likelihood of default or the amount of loss in the event of default, there will also be a corresponding decrease in the aggregate fair value of the related Notes (an unrealized aggregate gain related to the Notes and an unrealized loss related to the Borrower Loan).

Results of Operations

Revenues

The following table summarizes our revenue for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change

Operating Revenues
Origination Fees	$22,233	$4,038	18,195	451%
Servicing Fees	1,749	83	1,666	2,007%
Other Revenues	1,147	378	769	203%
Total Operating Revenues	25,129	4,499	20,630	459%
Interest Income
Interest income on borrower loans	10,705	8,799	1,906	22%
Interest expense on notes	(9,850)	(8,435)	(1,415)	17%
Net Interest income	855	364	491	135%
Change in Fair Value of Borrower Loans, Loans Held for Investment and Notes, net	59	91	(32)	(35)%
Total Revenues	26,043	4,954	21,089	426%

	Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change

Operating Revenues
Origination Fees	46,849	8,488	38,361	452%
Servicing Fees	3,044	70	2,974	4,249%
Other Revenues	2,090	810	1,280	158%
Total Operating Revenues	51,983	9,368	42,615	455%
Interest Income
Interest income on borrower loans	30,995	24,785	6,210	25%
Interest expense on notes	(28,613)	(23,770)	(4,843)	20%
Net Interest income	2,382	1,015	1,367	135%
Change in Fair Value of Borrower Loans, Loans Held for Investment and Notes, net	448	579	(131)	(23)%
Total Revenues	54,813	10,962	43,851	400%

Origination Fees

WebBank charges borrowers an origination fee equal to a specified percentage of the aggregate principal balance of each Borrower Loan based on the Prosper Rating and loan term. WebBank, in turn, pays the Company amounts equal to those fees as compensation for its marketing and underwriting activities.

In May 2013, the origination fee schedule was updated as follows:

	May 2013 - February 2014
Prosper Rating	3 Year Loan	5 Year Loan
AA	1.00% - 1.95%	1.95% - 4.95%
A	3.95%	4.95%
B - HR	4.95%	4.95%

In February 2014, the origination fee schedule was updated as follows:

	February 2014 - September 2014
Prosper Rating	3 Year Loan	5 Year Loan
AA	1.00% - 2.00%	3.00%
A	4.00%	5.00%
B - HR	5.00%	5.00%

Origination fees for the three months ended September 30, 2014 and 2013 were $22.2 million and $4.0 million respectively, representing an increase of $18.2 million or 451%, which was primarily due to higher origination volume through the platform during 2014. Origination fees for the nine months ended September 30, 2014 and 2013 were $46.8 million and $8.5 million respectively, representing an increase of $38.3 million or 451%, which was primarily due to higher origination volume through the platform during 2014.

Origination Volume

From inception through September 30, 2014, a total of 183,948 Borrower Loans, totaling $1.9 billion were originated through the platform.

A total of 37,439 Borrower Loans totaling $493.0 million were originated through the platform during the three months ended September 30, 2014, compared to 9,143 Borrower Loans totaling $94.8 million originated during the three months ended September 30, 2013. This represented a “unit”, or loan, increase of 309% and a dollar increase of 420%.

The graph below shows aggregate dollar Borrower Loan originations through the platform dating back to July 2009:

Quarterly Origination Dollars (in millions)
$600.0
$500.0
$400.0
$300.0
$200.0
$100.0
$0.0
2009 Q3
2009 Q4
2010 Q1
2010 Q2
2010 Q3
2010 Q4
2011 Q1
2011 Q2
2011 Q3
2011 Q4
2012 Q1
2012 Q2
2012 Q3
2012 Q4
2013 Q1
2013 Q2
2013 Q3
2013 Q4
2014 Q1
2014 Q2
2014 Q3

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

Servicing Fees

We earn a fee from whole loan investors for servicing the ongoing borrower-investor relationship. The servicing fee compensates us for the costs we incur in servicing the related loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. The servicing fee is generally set at 1% per annum of the outstanding principal balance of the corresponding loan prior to applying the current payment. Servicing fees revenues were $1.7 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, which represented an increase of $1.6 million or 2,007%. Service fees were $3.0 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively, which represented an increase of $2.9 million or 4,187%. The increase in servicing fees was due to the increase in loans being serviced as a result of the increase in loan originations.

Other Revenues

Other revenues consists primarily of credit referral fees, where partner companies pay the Company an agreed upon amount for referrals of customers from the website, and gains on whole loan sales. Other revenues were $1.1 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, which represented an increase of $0.7 million or 203%. Other revenues were $2.1 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively, which represented an increase of $1.3 million or 158%. The increase in other revenues was due to the gains on whole loan sales due to an increase in volume of whole loan sales and the addition of new credit referral partners, as well as increased traffic to existing partners.

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

Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, net

The fair value of Borrower Loans and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans and Notes include prepayment rates derived from historical prepayment rates for each credit grade, default rates derived from historical performance, recovery rates and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. Loans held for sale are primarily comprised of Borrower Loans held for short durations and are recorded at cost which approximates fair value. For Borrower Loans held long term, the fair value is estimated using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of other Borrower Loans.

The following table summarizes the fair value adjustments for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Borrower loans	$(6,027)	$(3,689)	$(14,916)	$(15,614)
Loans held for sale	(9)	-	(11)	(3)
Notes	6,095	3,780	15,375	16,196
Total	$59	$91	$448	$579

The total fair value adjustment for the three months ended September 30, 2014 and 2013 was a net unrealized gain of $0.06 million and $0.09 million, respectively. The total fair value adjustment for the nine months ended September 30, 2014 and 2013 was a net unrealized gain of $0.45 million and a net unrealized gain $0.58 million, respectively.

Expenses

The following table summarizes our expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Expenses
Cost of Services	$1,408	$450	958	213%
Compensation and Benefits	6,260	3,259	3,001	92%
Marketing and Advertising	10,717	4,675	6,042	129%
Depreciation and Amortization	462	229	233	102%
Professional Services	582	399	183	46%
Facilities and Maintenance	1,441	530	911	172%
Other	2,449	375	2,074	553%
Total Expenses	$23,319	$9,917	13,402	135%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Expenses
Cost of Services	$3,275	$1,609	1,666	104%
Compensation and Benefits	16,327	9,101	7,226	79%
Marketing and Advertising	25,743	10,126	15,617	154%
Depreciation and Amortization	1,201	643	558	87%
Professional Services	1,169	1,781	(612)	(34)%
Facilities and Maintenance	2,604	1,323	1,281	97%
Class Action Settlement	-	10,000	(10,000)	(100)%
Loss on Impairment of fixed assets	215	62	153	247%
Other	4,097	1,132	2,965	261%
Total Expenses	$54,631	$35,777	18,854	53%

Cost of Services

Cost of services consists primarily of credit bureau fees, payments which are due to strategic partners, collection expenses, and other expenses directly related to Borrower Loan funding and servicing. Cost of services expenses were $1.4 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, representing an increase of $0.9 million or 213%. Cost of services expenses were $3.3 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively, representing an increase of $1.7 million or 104%. The primary driver for the increase was higher listing volume and an increase in strategic partnership fees under the Company’s contracts with WebBank.

Compensation and Benefits

All employees of the Company are employed by PMI. Compensation and benefits expenses were $6.3 million and $3.3 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $3.0 million or 92%. Compensation and benefits expenses were $16.3 million and $9.1 million for the nine months ended September 30, 2014 and 2013, respectively, and increase of $7.2 million or 79%. This increase is largely due to the Company’s steadily increasing its employee headcount, which in turn resulted in increased payroll costs such as salary and wages, payroll taxes, and healthcare. The Company increased its headcount across its marketing and operations teams during this period in response to increased volume demands. The Company intends to continue to increase headcount as the platform’s lender and borrower member bases grow and the Company carries out its business plan; however, the Company expects its ongoing investment in the platform and website to improve operating expense efficiency going forward. In addition, spending increased related to the use of contract labor, bonus expense, variable pay expense and overtime during 2014 over the corresponding period in 2013.

As of September 30, 2014, the Company had 186 full-time employees compared to 83 full-time employees as of September 30, 2013.

	September 30, 2014	September 30, 2013
Sales, marketing and operations	94	38
Engineering	50	27
Administration	42	18
Total headcount	186	83

Marketing and Advertising

Marketing and advertising costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, gift/promotional expenses, and direct mail marketing. Marketing and advertising costs were $10.7 million and $4.7 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $6.0 million or 129%. Marketing and advertising costs were $25.7 million and $10.1 million for the nine months ended September 30, 2014 and 2013, respectively, and increase of $15.6 million or 154%. The increase in marketing and advertising costs was largely due to increased costs related to the continuing growth in originations on the platform.

Depreciation and Amortization

Depreciation and amortization expense was $0.4 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, representing an increase of $0.2 million or 102%. Depreciation and amortization expense was $1.2 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively, and increase of $0.6 million or 87%. The increase in overall depreciation and amortization expense was primarily due to the capitalization of various internally developed software projects placed in service in 2014, which in turn increased depreciation expense taken on those assets during the three and nine month periods ended September 30, 2014.

Professional Services

Professional service expenses are comprised of legal expenses, audit and accounting fees, consulting services and other outside costs. Professional service expenses were $0.6 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $0.2 million or 46%. This increase was due to additional professional services used in conjunction with the Company’s growth. Professional services expenses were $1.2 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $0.6 million or 34%. This decrease was primarily due to a large decrease in legal fees related to the settlement of the class action lawsuit and legal fees related to the formation of Prosper Funding and registration of the Company’s offering.

Facilities and Maintenance

Facilities and maintenance expenses consist primarily of rent paid for the Company’s corporate office lease and data co-location facility, network and power usage costs, software licenses and subscriptions, and hardware and software maintenance and support. Facilities and maintenance expenses were 1.4 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $0.9 million or 172%. Facilities and maintenance expenses were $2.6 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $1.3 million or 97%. This increase was primarily due to increases in software licenses and subscriptions, and the lease of additional office space.

Other

Other expenses consist of bank service charges, travel and entertainment expenses, insurance expenses, taxes, licenses, communications costs, recruiting costs and other miscellaneous expenses. Other expenses were $2.4 million and $0.4 million for the three months ended September 30 2014 and 2013, respectively, an increase of $2.0 million or 553%. Other expenses were $4.1 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $3.0 million or 261%. This increase was attributable to an increase in bank service charges, recruiting, and insurance due to the increase in business volume as well as increased business travel.

Liquidity and Capital Resources

The amounts disclosed below have been updated to reflect the prior period adjustments disclosed in Note 14 to the condensed consolidated financial statements.

The following table summarizes the cash flow for the nine months ended September 30, 2014 and 2013, respectively (in thousands):

	For the nine months ended September 30,	For the nine months ended September 30,
	2014	2013
Net Income (Loss)	$182	$(24,815)

Net cash generated (used) in operating activities	(12,069)	(17,297)
Net cash used in investing activities	(46,519)	(54,513)
Net cash provided by financing activities	93,516	98,810

Net increase in cash and cash equivalents	34,928	27,000
Cash and cash equivalents at the beginning of the period	18,339	2,300
Cash and cash equivalents at the end of the period	$53,267	$29,300

Net cash increased for the nine months ended September 30, 2014 primarily due to the $51.4 million ($69.9 million raised net of $18.5 million spent on share repurchases) through a new equity offering during the period. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Borrower Notes, partially offset by payments on Borrower Notes.

Income Taxes

The Company incurred no income tax provision for the three and nine months ended September 30, 2014 and 2013.  Given the Company’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how future results will be affected by the realization and use of net operating loss carry forwards.

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

Additional Information about the Platform

Comparing Estimated Loss Rates to Actual Losses

The Company reviews the performance of Borrower Loans on a monthly basis to determine how loss rate estimates compare to actual performance.  As part of this monthly review, the processes for calculating and assigning loss rates are reassessed to ensure continued accuracy.  The graphs below show the estimated versus actual cumulative dollar loss rates by Prosper Rating for Borrower Loans, collectively, booked from July 13, 2009 through March 31, 2014. Performance is as of September 30, 2014.  The loss performance is tracked by vintage, meaning each line represents all loans originated in a given period.  The graphs only include Borrower Loans that have been outstanding at least 6 months.  In addition, data for a point along the x axis is only included if the entire vintage is at least that mature.  So although loans originated in July 2013 (part of the 2013 Q3 vintage) have 14 months of performance, only 12 months of performance are reflected in the graphs below because the September 2013 loans, which are also a part of the 2013 Q3 vintage, have only completed 12 months of performance.

Vintages generally contain enough loan volume for their performance curves to be meaningful.  For presentation purposes, some of the older vintages have been grouped by origination periods spanning more than 3 months.

The graph below shows cumulative net charge-offs as a percentage of originations across all Prosper Ratings by vintage for Borrower Loans originated from July 13, 2009 through March 31, 2014.

All Ratings -- Cumulative Chargeoffs
(% of Originations) as of September 30, 2014
2009-2010
2011ALL
2012ALL
2013Q1
2013Q2
2013Q3
2013Q4
2014Q1
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36

Overall, vintages originated in 2013 are demonstrating lower cumulative losses than those originated in 2011 and 2012.  Changes in the risk management process at the end of 2012 and early 2013 are anticipated to be a meaningful driver of this trend.

The graphs below show cumulative net charge-offs for Borrower Loans, collectively, as a percentage of originations for each Prosper Rating presented by vintage from July 13, 2009.  Performance is as of September 30, 2014.

AA Loans -- Cumulative Chargeoffs
(% of Originations) as of September 30, 2014
2009-2010
2011ALL
2012ALL
2013Q1
2013Q2
2013Q3
2013Q4
2014Q1
Estimated
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36

A Loans -- Cumulative Chargeoffs
(% of Originations) as of September 30, 2014
2009-2010
2011ALL
2012ALL
2013Q1
2013Q2
2013Q3
2013Q4
2014Q1
Estimated
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36

B Loans -- Cumulative Chargeoffs
(% of Originations) as of September 30, 2014
2009-2010
2011ALL
2012ALL
2013Q1
2013Q2
2013Q3
2013Q4
2014Q1
Estimated
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36

C Loans -- Cumulative Chargeoffs
(% of Originations) as of September 30, 2014
2009-2010
2011ALL
2012ALL
2013Q1
2013Q2
2013Q3
2013Q4
2014Q1
Estimated
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36

D Loans -- Cumulative Chargeoffs
(% of Originations) as of September 30, 2014
2009-2010
2011ALL
2012ALL
2013Q1
2013Q2
2013Q3
2013Q4
2014Q1
Estimated
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36

E Loans -- Cumulative Chargeoffs
(% of Originations) as of September 30, 2014
2009-2010
2011ALL
2012ALL
2013Q1
2013Q2
2013Q3
2013Q4
2014Q1
Estimated
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36

HR Loans -- Cumulative Chargeoffs
(% of Originations) as of September 30, 2014
2009-2010
2011ALL
2012ALL
2013Q1
2013Q2
2013Q3
2013Q4
2014Q1
Estimated
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36

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

Loan Originations

The following table presents aggregated information about borrowers for Borrower Loans originated over the period from July 13, 2009 to September 30, 2014, grouped by Prosper Rating (the “Amount” and “Average Loan Size” columns are in thousands).

Prosper Rating	Number	Amount	Average Loan Size	Weighted- Average Lender Yield	Weighted- Average Borrower Rate	Weighted- Average Borrower APR
AA	12,164	$153,642	$12.63	6.58%	7.58%	8.81%
A	31,104	390,938	12.57	9.94%	10.94%	13.60%
B	32,120	430,581	13.41	13.34%	14.34%	17.25%
C	35,019	411,933	11.76	17.16%	18.16%	21.12%
D	22,124	192,718	8.71	21.96%	22.96%	26.16%
E	14,834	74,202	5.00	26.99%	27.99%	31.59%
HR	7,570	26,365	3.48	30.54%	31.54%	35.40%
Total	154,935	$1,680,379	$10.85	14.73%	15.73%	18.52%

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

Prosper Rating	Average Experian ScorexPlus Score	Average Number of Current Delinquencies	Average Number of Current Credit Lines	Average Number of Total Credit Lines
AA	796	0.06	9.51	27.55
A	752	0.17	9.70	27.91
B	724	0.27	9.36	27.24
C	705	0.35	9.34	27.70
D	692	0.45	8.52	26.27
E	673	0.66	8.68	27.39
HR	688	0.60	8.28	26.97
Total	713	0.38	9.05	27.25

On September 6, 2013, the Company ceased using Experian’s ScorexPlus credit score to determine Prosper Ratings and began using Experian’s FICO08 credit score instead. All listings begun after this date use Experian’s FICO08 credit score.

The following table presents aggregated information about borrowers for Borrower Loans originated over the period from October 1, 2013 to September 30, 2014, grouped by Prosper Rating. The information for each borrower was obtained from a credit reporting agency at the time the borrower’s application was submitted.  Neither Prosper Funding nor PMI verifies the information obtained from the applicant’s credit report.

Prosper Rating	Average Experian FICO Score	Average Number of Current Delinquencies	Average Number of Current Credit Lines	Average Number of Total Credit Lines
AA	752	0.07	11.21	28.44
A	713	0.19	10.65	28.14
B	701	0.23	10.58	28.57
C	690	0.27	10.79	29.04
D	678	0.33	10.53	28.59
E	666	0.44	10.01	27.94
HR	661	0.49	11.50	30.89
Total	700	0.25	10.67	28.56

The following tables presents aggregated information about borrowers for Borrower Loans originating over the last three months ending September 30, 2014, grouped by Prosper Rating (the “Amount” and “Average Loan Size” columns are in thousands).

Prosper Rating	Number	Amount	Average Loan Size	Weighted- Average Lender Yield	Weighted- Average Borrower Rate	Weighted- Average Borrower APR
AA	3,850	$52,500	$13.64	6.20%	7.20%	8.46%
A	8,730	$119,626	13.70	9.52%	10.52%	13.25%
B	8,777	$134,040	15.27	12.58%	13.58%	16.53%
C	8,599	$116,122	13.50	16.13%	17.13%	19.99%
D	4,416	$54,167	12.27	20.18%	21.18%	24.27%
E	2,693	$15,104	5.61	25.09%	26.09%	29.64%
HR	374	$1,395	3.73	28.65%	29.65%	33.67%
Total	37,439	$492,954	$13.17	13.26%	14.26%	16.99%

The following table presents aggregated information about borrowers for Borrower Loans originated over the last three months ending September 30, 2014, grouped by Prosper Rating. The information for each borrower was obtained from a credit reporting agency at the time the borrower’s application was submitted.  Neither Prosper Funding nor PMI verifies the information obtained from the applicant’s credit report.

Prosper Rating	Average Experian FICO Score	Average Number of Current Delinquencies	Average Number of Current Credit Lines	Average Number of Total Credit Lines
AA	748	0.09	11.44	28.50
A	711	0.23	10.63	28.04
B	699	0.28	10.53	28.45
C	690	0.31	10.78	28.95
D	678	0.36	10.87	28.92
E	665	0.48	10.06	27.65
HR	657	0.49	12.19	31.22
Total	699	0.28	10.73	28.50

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

The following table summarizes our revenue for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,
	2014	2013	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue	$8,574	$2,042	6,532	320%
Servicing Income	1,574	89	1,485	1,669%
Other revenues	635	-	635	100%
Total Operating Revenues	10,783	2,131	8,652	406%
Interest Income on Borrower Loans	$10,724	$8,892	1,832	21%
Interest Expense on Notes	$(9,850)	$(8,435)	(1,415)	17%
Net Interest income	874	457	417	91%
Change in FV on Borrower Loans, Loans Held for Investment and Notes, net	59	91	(32)	(35)%
Total Revenues	$11,716	$2,679	9,037	337%

	Nine months ended September 30,
	2014	2013	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue	$19,525	$4,178	15,347	367%
Servicing Income	2,965	106	2,859	2,697%
Other revenues	814	-	814	100%
Total Operating Revenues	23,304	4,284	19,020	444%
Interest Income on Borrower Loans	$31,014	$22,391	8,623	39%
Interest Expense on Notes	$(28,613)	$(21,262)	(7,351)	35%
Net Interest income	2,401	1,129	1,272	113%
Change in FV on Borrower Loans, Loans Held for Investment and Notes, net	448	578	(130)	(22)%
Total Revenues	$26,153	$5,991	20,162	337%

Administration Fee Revenue - Related Party

Prosper Funding primarily generates revenues through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the platform for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. For the three months ended September 30, 2014 and 2013, Prosper Funding received $8.6 million and $2.0 million in administration fee revenue from PMI, respectively. For the nine months ended September 30, 2014 and 2013, Prosper Funding received $19.5 million and $4.1 million in administration fee revenue from PMI, respectively. The increases were the result of higher loan volume during 2014.

Servicing Fee Revenue

We earn a fee from investors for servicing the ongoing borrower-investor relationship. The servicing fee compensates us for the costs we incur in servicing the related loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. The servicing fee is currently set at 1% per annum of the outstanding principal balance of the corresponding loan prior to applying the current payment. Servicing fees revenues were $1.6 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, which represented an increase of $1.5 million or 1,669%. Service fees were $3.0 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively, which represented an increase of $2.9 million or 2,697%. The increase in servicing fees was due to the increase in loans being serviced as a result of the increase in loan originations.

Other Revenues (Expenses)

Other revenues (expenses) consists primarily of gains (losses) on whole loan sales. Other revenues (expenses) was $0.6 million income and $0 for the three months ended September 30, 2014 and 2013, respectively, which represented an increase of $0.6 million. The increase was due to the gains on whole loan sales.

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

The overall increase in net interest income for the three and nine months ended September 30, 2014 was driven by the increase in the volume of Borrower Loans that Prosper Funding owned.

Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, net

The fair value of Borrower Loans and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans and Notes include prepayment rates derived from historical prepayment rates for each credit grade, default rates derived from historical performance, recovery rates and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. Loans held for sale are primarily comprised of Borrower Loans held for short durations and are recorded at cost which approximates fair value. For Borrower Loans held long term, the fair value is estimated using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of other Borrower Loans.

The following table summarizes the fair value adjustments for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Borrower loans	$(6,027)	$(3,689)	$(14,916)	$(15,614)
Loans held for sale	(9)	-	(11)	(3)
Notes	6,095	3,780	15,375	16,196
Total	$59	$91	$448	$578

The total fair value adjustment for the three months ended September 30, 2014 and 2013 was a net unrealized gain of $0.06 million and $0.09 million, respectively. The total fair value adjustment for the nine months ended September 30, 2014 and 2013 was a net unrealized gain of $0.45 million and a net unrealized gain $0.58 million, respectively.

Expenses

The following table summarizes our expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,
	2014	2013	$ Change	% Change
Expenses
Cost of Services	958	292	666	228%
Administration Fee Expense	6,836	1,520	5,316	350%
Depreciation and Amortization	273	148	125	84%
Professional Services	1	6	(5)	(83)%
Other Operating Expenses	128	63	65	103%
Total Expenses	8,196	2,029	6,167	304%

	Nine months ended September 30,
	2014	2013	$ Change	% Change
Expenses
Cost of Services	2,297	1,004	1,293	129%
Administration Fee Expense	15,018	2,534	12,484	493%
Depreciation and Amortization	761	355	406	114%
Professional Services	16	26	(10)	(38)%
Other Operating Expenses	313	157	156	99%
Total Expenses	18,405	4,076	14,329	352%

Cost of Services

Prosper Funding also incurs certain recurring expenses relating to fees under the Administration Agreement with PMI, as well as its agreements with WebBank, Wells Fargo, FOLIOfn Investments, Inc. and First Associates Loan Servicing, LLC. In addition, Prosper Funding incurs certain ongoing expenses related to collateral requirements under its agreements with WebBank and Wells Fargo Bank. For the three months ended September 30, 2014 and 2013, Prosper Funding incurred $1.0 million and $0.3 million in cost of services, respectively, an increase of $0.7 million or 228%. For the nine months ended September 30, 2014 and 2013, Prosper Funding incurred $2.3 million and $1.0 million in cost of services, respectively, an increase of $1.3 million or 129%. This increase was largely due to higher loan listing volume and an increase in strategic partnership fees.

During the year ended December 31, 2013, CSC Logic, Inc. served as the Company’s backup servicer. In January 2014, the Company replaced CSC Logic, Inc. with First Associates Loan Servicing, LLC as its backup servicer.

Administration Fee Expense - Related Party

Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the platform on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI (a) an amount equal to one-twelfth (1/12) of the specified annual Corporate Administration Fees of $1.2 million, (b) a fee for each Borrower Loan originated through the platform, (c) 90% of all servicing fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding. In addition, under a second Administration Agreement between PMI and PAH, PAH is required to pay PMI an annual fee of $0.2 million, payable on a monthly basis, for PMI being the administrator of PAH’s operations. Administration fee expenses were $6.8 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, representing an increase of $5.3 million or 350%. Administration fee expenses were $15.0 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $12.5 million or 493%. The increase was primarily due to the growth of the platform, resulting in increased fees owed PMI by Prosper Funding.

Depreciation and Amortization

Depreciation and amortization expense was $0.3 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $0.2 million or 84%. Depreciation and amortization expense was $0.8 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $0.4 million or 114%. The increase in depreciation is primarily due to the capitalization of various internally developed software projects placed in service in late 2013 and 2014, which in turn increased depreciation expense taken on those assets during the period ended September 30, 2014.

Other Operating Expenses

Other operating expenses consist primarily of bank service charges. Other operating expenses were $0.13 million and $0.06 million for the three months ended September 30, 2014 and 2013, respectively, representing an increase of $0.07 or 103%. Other expenses were $0.31 million and $0.16 million for the nine months ended September 30, 2014 and 2013, respectively, and increase of $0.16 million or 99%. This increase is primarily due to bank service charges.

Income Taxes

Prosper Funding incurred no income tax provision for the three and nine months ended September 30, 2014 and 2013. Prosper Funding is a US disregarded entity and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how PMI’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.

Liquidity and Capital Resources

The amounts disclosed below have been updated to reflect the prior period adjustments disclosed in Note 8 to the condensed consolidated financial statements.

The following table summarizes the cash flow for the nine months ended September 30, 2014 and 2013, respectively (in thousands):

	For the nine months ended
	September 30, 2014	September 30, 2013
Net income	$7,748	$1,915

Net cash (used in) provided by operating activities	(5,278)	2,798
Net cash used in investing activities	(39,141)	(51,597)
Net cash provided by financing activities	41,492	51,961

Net (decrease) increase in cash and cash equivalents	(2,927)	3,162
Cash and cash equivalents at the beginning of the period	5,789	5
Cash and cash equivalents at the end of the period	$2,862	$3,167

Net cash decreased for the nine months ended September 30, 2014. Operating cash flows were positive generally due to the cash used for the loans held for sale at fair value and this was offset due to the positive net income for the period of $7.7 million. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Borrower Notes, partially offset by payments on Borrower Notes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this September 30, 2014 Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2014. As described below, management has identified a material weakness in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As a result of the material weakness, our CEO and CFO have concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective.

Material Weakness in Internal Control over Financial Reporting

Management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2014, because of a material weakness in its internal control as described below:

Sufficiency of Appropriate Accounting Department Resources –The Company has insufficient appropriate accounting department resources to develop and operate effective internal controls over financial reporting. The lack of certain appropriate resources in the Company’s accounting department led to control deficiencies in the Company’s financial reporting process and contributed significantly to the errors identified that led to the corrections of prior financial information referred to in note 14 and note 8 in the Condensed Consolidated Financial Statements of Prosper Marketplace Inc. and Prosper Funding LLC, respectively and Item 5 Other Information.

The material weakness described above resulted in misstatements of the aforementioned accounts and disclosures that resulted in misstatements that had the potential to be material in our annual and interim consolidated financial statements.

Plans for Remediation of Material Weakness

As a result the Company has hired additional finance personnel with technical accounting expertise and plans to continue such hiring.  We are formalizing our accounting policies and internal controls documentation and strengthening supervisory reviews by management.  Management has taken steps to address the causes of identified errors and to improve our internal control over financial reporting, including the implementation of new accounting processes and control procedures and the identification of gaps in our skills base and expertise of the staff required to meet the financial reporting requirements. Management is committed to improving the Company’s internal control over financial reporting processes and will meet frequently with the Audit Committee to monitor and report on the ongoing effectiveness of such remediation activities and controls.

Changes in Internal Control over Financial Reporting

With the oversight of senior management and our audit committee, we have begun taking the steps set forth above and plan to take additional measures to remediate the underlying causes of the material weakness.

Other than with respect to the ongoing remediation of the material weakness pursuant to the plan described above, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 11: “Commitments and Contingencies” of Prosper Marketplace, Inc.’s Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report for information regarding

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

Prosper Marketplace Inc.:

Subsequent to the issuance of our condensed consolidated financial statements for the period ended June 30, 2014 the Company discovered the following classification errors within its Condensed Consolidated Statement of Cash Flows:

•	Changes in Restricted Cash were inappropriately classified as changes in cash flows from operating activities rather than changes in cash flows from investing activities.

•	Cash flows from the purchase and sale of Loans held for sale was inappropriately classified within cash flows from investing activities rather than cash flows from operating activities.

•	A portion of the change in fair value of Borrower Loans and Notes was inappropriately reflected as cash flows from investing and financing activities, respectively, rather than an adjustment to reconcile net income to net cash used in operating activities.

•	A portion of origination of borrower loans held at fair value and proceeds of from sale of borrower loans held at fair value were recorded net instead of gross.

The impact of these errors on the Consolidated Statement of Cash Flows is reflected in the table below:

Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2014

	As previously reported	Adjustments	As corrected
Net income (loss)	$(2,166)	$(498)	$(2,664)
Change in fair value of Borrower Loans	(332)	4,436	4,104
Change in fair value of Notes	32	(4,436)	(4,404)
Change in servicing rights	-	(94)	(94)
Class action settlement liability	(2,000)	30	(1,970)
Restricted cash except for those related to investing activities	(1,189)	1,189	-
Loans held for sale at fair value	-	(156)	(156)
Accounts payable and accrued liabilities	1,442	18	1,460
Net cash used in operating activities	(3,823)	489	(3,334)
Origination of Borrower Loans held at fair value	(166,608)	544	(166,064)
Repayment of Borrower Loans held at fair value	32,642	(4,436)	28,206
Repayment of Loans held for investment at fair value	100	(100)	-
Origination of Loans held for investment at fair value	(28,858)	28,858	-
Proceeds from sale of loans held for investment at fair value	28,602	(28,602)	-
Changes in restricted cash related to investing activities	-	(1,189)	(1,189)
Net cash used in investing activities	(12,950)	(4,925)	(17,875)
Payment of Notes held at fair value	(32,910)	4,436	(28,474)
Net cash provided by financing activities	$11,409	$4,436	$15,845

Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2014

	As previously reported	Adjustments	As corrected
Net income (loss)	$(2,169)	$(376)	$(2,545)
Change in fair value of Borrower Loans	958	7,930	8,888
Change in fair value of Notes	(1,350)	(7,930)	(9,280)
Change in servicing rights	-	(189)	(189)
Class action settlement liability	(2,000)	60	(1,940)
Restricted cash except for those related to investing activities	(2,473)	2,473	-
Loans held for sale at fair value	-	(5,629)	(5,629)
Accounts payable and accrued liabilities	3,662	(9)	3,653
Net cash used in operating activities	(3,970)	(3,670)	(7,640)
Origination of Borrower Loans held at fair value	(330,464)	(121,347)	(451,811)
Repayment of Borrower Loans held at fair value	65,648	(7,930)	57,718
Repayment of Loans held for investment at fair value	312	(312)	-
Origination of Loans held for investment at fair value	(111,927)	111,927	-
Proceeds from sale of loans held for investment at fair value	105,986	(105,986)	-
Proceeds from sale of borrower loans held at fair value	243,235	121,861	365,096
Changes in restricted cash related to investing activities	-	(2,473)	(2,473)
Net cash used in investing activities	(28,972)	(4,260)	(33,232)
Payment of Notes held at fair value	(65,646)	7,930	(57,716)
Net cash provided by financing activities	$91,405	$7,930	$99,335

Subsequent to the issuance of our condensed consolidated financial statements for the period ended June 30, 2014, Prosper Marketplace discovered an error in its estimates of net service income which resulted in a misstatement of net loan servicing rights recognized during the six months ended June 30, 2013. The misstatement of these servicing rights resulted in a misstatement of the gain on the sale of loans recognized during this period which was recorded in Other Revenues.

The Company also discovered that it used an inappropriate method of amortizing loan servicing rights. The Company incorrectly amortized the net servicing assets as a grossed-up amount that resulted in a reversal of revenues and various costs. This inappropriate methodology also resulted in the Company incorrectly recognizing an increase in the net servicing assets. The Company corrected this error by reversing the amounts previously recognized as a reversal of revenues and costs. The Company further recorded the appropriate amount of amortization as an adjustment to “Servicing Fees, net”.

The Company also discovered a number of additional errors that individually and in the aggregate are immaterial.

During the nine months ended September 30, 2014, the Company also changed the presentation of its revenues in the statement of operations. A new line called “Servicing Fees” was created and the servicing fees related to whole loans that were previously included in interest income were reclassified to this new line. Furthermore, the “Rebates and Promotions” line was removed, with the amounts in that line reclassified to the “Servicing Fees” or “Origination Fees” lines based on the underlying transactions. Also, the “Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net” was moved into the total revenues subtotal. Lastly, the subtotals were realigned to reflect the new presentation. These changes had no impact to net income and are reflected in the “Reclassifications” column in the table below.

As a result, the Company will prospectively correct its previously presented consolidated financial statements as of and for the year ended December 31, 2013 and its interim condensed consolidated financial statements as of June 30, 2014 and March 31, 2014.  Management believes the effects of these errors are not material to its previously issued consolidated financial statements. The impact of the corrections to specific line items are presented below (in thousands, except per share amounts): The impact of correcting the errors described above on the Company’s Condensed Consolidated Statement of Operations is reflected in the table below:

Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2014

	As previously reported	Reclassifications	As reclassified	Adjustments	As corrected
Origination Fees	$16,448	$(429)	$16,019	$127	$16,146
Servicing Fees	-	83	83	699	782
Rebates and promotions	(639)	639	-	-	-
Other Revenues	269	*	269	252	521
Total Operating Revenues	*	-	16,371	1,078	17,449
Interest income on borrower loans	10,702	(293)	10,409	-	10,409
Net Interest income	*	*	915	-	915
Total Revenues	17,377	-	17,377	1,078	18,455
Cost of Services	767	54	821	304	1,125
Provision for Repurchase and Indemnification Obligation	54	(54)	-	-	-
Compensation and Benefits	5,277	-	5,277	495	5,772
Professional Services	364	-	364	22	386
Facilities and Maintenance	621	-	621	57	678
Other	879	-	879	76	955
Total Expenses	17,382	-	17,382	954	18,336
Net Income (Loss)	(5)	-	(5)	124	119

* This line was newly created as part of the reclassifications

Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2014

	As previously reported	Reclassifications	As reclassified	Adjustments	As corrected
Origination Fees	$8,701	$(231)	$8,470	$-	$8,470
Servicing Fees	-	99	99	414	513
Rebates and promotions	(361)	361	-	-	-
Other Revenues	696	-	696	(274)	422
Total Operating Revenues	*	*	9,265	140	9,405
Interest income on borrower loans	10,110	(229)	9,881	-	9,881
Net Interest income	*	*	612	-	612
Total Revenues	10,175	-	10,175	140	10,315
Cost of Services	525	62	587	155	742
Provision for Repurchase and Indemnification Obligation	62	(62)	-	-	-
Compensation and Benefits	3,901	43	3,944	351	4,295
Professional Services	176	-	176	25	201
Facilities and Maintenance	445	-	445	40	485
Other	668	(43)	625	62	687
Total Expenses	12,341	-	12,341	633	12,974
Net Income (Loss)	(2,166)	-	(2,166)	(493)	(2,659)

* This line was newly created as part of the reclassifications

Condensed Consolidated Statements of Operations - Six Months Ended June 30, 2014

	As previously reported	Reclassifications	As reclassified	Adjustments	As corrected
Origination Fees	$25,149	$(660)	$24,489	$127	$24,616
Servicing Fees	-	182	182	1,113	1,295
Rebates and promotions	(999)	999	-	-	-
Other Revenues	965	-	965	(22)	943
Total Operating Revenues	*	*	25,636	1,218	26,854
Interest income on borrower loans	20,812	(522)	20,290	-	20,290
Net Interest income	*	*	1,527	-	1,527
Total Revenues	27,553	(1)	27,552	1,218	28,770
Cost of Services	1,293	115	1,408	459	1,867
Provision for Repurchase and Indemnification Obligation	116	(116)	-	-	-
Compensation and Benefits	9,219	2	9,221	846	10,067
Professional Services	541	(1)	540	47	587
Facilities and Maintenance	1,066	-	1,066	97	1,163
Other	1,503	1	1,504	138	1,642
Total Expenses	29,722	1	29,723	1,587	31,310
Net Income (Loss)	(2,169)	(2)	(2,171)	(369)	(2,540)

* This line was newly created as part of the reclassifications

Subsequent to the issuance of our condensed consolidated financial statements for the period ended June 30, 2014, Prosper Marketplace discovered an error in its estimates of net service income which resulted in a misstatement of net loan servicing rights prior to June 30, 2013. Furthermore, the Company inappropriately netted loan servicing liabilities against its loan servicing assets. This resulted in an understatement of the loan servicing assets which were included in “Borrower Loans Receivable at Fair Value.” The Company corrected this error by reclassifying the adjusted gross servicing assets to “Prepaid and Other Assets and recognized the servicing liabilities in “Accounts Payable and Other Liabilities.

The Company also discovered an error related to the measurement of the Class Action Settlement Liability. Since, this liability is payable at fixed future dates the Company should have recognized the liability based on the present value of the future payments rather than the gross amount of such future payments. This error resulted in an overstatement of the Class Action Settlement Liability and the loss recognized in the fourth quarter of 2013 of $261.

Additionally, the Company discovered that the Convertible Preferred Stock was incorrectly classified within permanent stockholders’ equity. Since the Convertible Preferred Stockholders are entitled to receive their liquidation preference upon a change-in-control transaction the Convertible Preferred Stock should be classified as temporary equity.

The impact of correcting these errors on the Company’s Condensed Consolidated Balance Sheet is reflected in the table below:

Condensed Consolidated Balance Sheet - March 31, 2014

	As previously reported	Adjustments	As corrected
Assets
Borrower Loans Receivable at Fair Value	$238,672	$(688)	$237,984
Prepaid and Other Assets	1,153	495	1,648
Total Assets	277,225	$(193)	$277,032
Accounts Payable and Accrued Liabilities	8,179	498	8,677
Class Action Settlement Liability	8,000	(231)	7,769
Total Liabilities	254,911	267	255,178
Convertible Preferred Stock	-	45,118	45,118
Convertible Preferred Stock	273	(273)	-
Additional Paid in Capital	128,486	(44,845)	83,641
Accumulated Deficit	(106,246)	(460)	(106,706)
Total Stockholders' Equity (Deficit)	22,314	(45,578)	(23,264)
Total Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)	$277,225	$(193)	$277,032

Condensed Consolidated Balance Sheet - June 30, 2014

	As previously reported	Adjustments	As corrected
Assets
Borrower Loans Receivable at Fair Value	$246,861	$(658)	$246,203
Prepaid and Other Assets	2,870	968	3,838
Total Assets	358,451	310	358,761
Accounts Payable and Accrued Liabilities	10,399	848	11,247
Class Action Settlement Liability	8,000	(200)	7,800
Total Liabilities	265,777	648	266,425
Convertible Preferred Stock	-	115,076	115,076
Convertible Preferred Stock	322	(322)	-
Additional Paid in Capital	198,777	(114,754)	84,023
Accumulated Deficit	(106,249)	(338)	(106,587)
Total Stockholders' Equity (Deficit)	92,674	(115,414)	(22,740)
Total Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)	$358,451	$310	$358,761

Prosper Funding LLC:

Subsequent to the issuance of our condensed consolidated financial statements June 30, 2014 Form 10-Q the Company discovered the following classification errors within its Condensed Consolidated Statement of Cash Flows:

•	Changes in Restricted Cash were inappropriately classified as changes in cash flows from operating activities rather than changes in cash flows from investing activities.

•	Cash flows from the purchase and sale of Loans held for sale was inappropriately classified within cash flows from investing activities rather than cash flows from operating activities.

•	A portion of the change in fair value of Borrower Loans and Notes was inappropriately reflected as cash flows from investing and financing activities, respectively, rather than an adjustment to reconcile net income to net cash used in operating activities.

•	A portion of origination of borrower loans held at fair value and proceeds of from sale of borrower loans held at fair value were recorded net instead of gross.

The impact of these errors on the Condensed Consolidated Statement of Cash Flows is reflected in the table below:

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2014

	As previously reported	Adjustments	As corrected
Net Income (loss)	$2,088	$(469)	$1,619
Change in fair value of Borrower Loans	(332)	4,436	4,104
Change in fair value of Notes	32	(4,436)	(4,404)
Initial gain and amortization of servicing asset	-	(94)	(94)
Restricted cash	(1,122)	1,122	-
Loans held for sale at fair value	-	(156)	(156)
Accounts payable and accrued liabilities	494	19	513
Net cash provided by (used in) operating activities	1,006	422	1,428
Origination of Borrower Loans held at fair value	(166,608)	544	(166,064)
Repayment of Borrower Loans held at fair value	32,642	4,436	37,078
Repayment of loans held for investment at fair value	100	(100)	-
Origination of loans held for investment at fair value	(28,858)	28,858	-
Proceeds from sale of loans held for investment at fair value	28,602	(28,602)	-
Change in restricted cash	-	(1,122)	(1,122)
Net cash used in investing activities	(12,441)	4,014	(8,427)
Proceeds from issuance of Notes held at fair value	44,199	(4,436)	39,763
Net cash provided by financing activities	$11,289	$(4,436)	$6,853

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2014

	As previously reported	Adjustments	As corrected
Net Income (loss)	$4,672	$(444)	$4,228
Change in fair value of Borrower Loans	958	7,930	8,888
Change in fair value of Notes	(1,350)	(7,930)	(9,280)
Initial gain and amortization of servicing asset	-	(189)	(189)
Restricted cash	(1,971)	1,971	-
Loans held for sale at fair value	-	(5,629)	(5,629)
Accounts payable and accrued liabilities	44	119	163
Net cash provided by (used in) operating activities	2,921	(4,172)	(1,251)
Origination of Borrower Loans held at fair value	(330,464)	(121,347)	(451,811)
Repayment of Borrower Loans held at fair value	65,648	7,930	73,578
Repayment of loans held for investment at fair value	312	(312)	-
Origination of loans held for investment at fair value	(111,927)	111,927	-
Proceeds from sale of loans held for investment at fair value	105,986	(105,986)	-
Proceeds from sale of borrower loans held at fair value	243,235	121,861	365,096
Change in restricted cash	-	(1,971)	(1,971)
Net cash used in investing activities	(27,763)	12,102	(15,661)
Proceeds from issuance of Notes held at fair value	86,713	(7,930)	78,783
Net cash provided by financing activities	$21,067	$(7,930)	$13,137

Subsequent to the issuance of our condensed consolidated financial statements for the period ended June 30, 2014, Prosper Funding discovered an error in its estimates of net service income which resulted in a misstatement of net loan servicing rights recognized during the six months ended June 30, 2013. The misstatement of these servicing rights resulted in a misstatement of the gain on the sale of loans recognized during this period.

The Company also discovered that it used an inappropriate method of amortizing loan servicing rights. The Company incorrectly amortized the net servicing assets as a grossed-up amount that resulted in a reversal of revenues and various costs. This inappropriate methodology also resulted in the Company incorrectly recognizing an increase in the net servicing assets. The Company corrected this error by reversing the amounts previously recognized as a reversal of revenues and costs. The Company further recorded the appropriate amount of amortization as an adjustment to “Servicing Fees, net”.

The Company also discovered a number of additional errors that individually and in the aggregate are immaterial.

During the nine months ended September 30, 2014, the Company also changed the presentation of its revenues in the statement of operations. A new line called “Servicing Fees” was created and the servicing fees related to whole loans that were previously included in interest income were reclassified to this new line. Also, the “Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net” was moved into the total revenues subtotal. Lastly, the subtotals were realigned to reflect the new presentation. These changes had no impact to net income and are reflected in the “Reclassifications” column in the table below.

As a result, the Company will prospectively correct its previously presented consolidated financial statements as of and for the year ended December 31, 2013 and its interim condensed consolidated financial statements as of June 30, 2014 and March 31, 2014. Management believes the effects of these errors are not material to its previously issued consolidated financial statements. The impact of the corrections to specific line items are presented below (in thousands, except per share amounts): The impact of correcting the errors described above on the Company’s Condensed Consolidated Statement of Operations is reflected in the table below:

Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2014

	As previously reported	Reclassifications	As reclassified	Adjustments	As corrected
Administration Fee Revenue	$6,898	$-	$6,898	$-	$6,898
Servicing Income	-	109	109	700	809
Other revenues	(155)	-	(155)	252	97
Total Operating Revenues	*	*	6,852	952	7,804
Interest Income on Borrower Loans	10,518	(109)	10,409	-	10,409
Net Interest income	*	*	915	-	915
Total Revenues	7,858	-	7,858	952	8,810
Cost of Services	654	56	710	130	840
Provision for Repurchase and Indemnification Obligation	56	(56)	-	-	-
Administration Fee Expense	4,234	-	4,234	782	5,016
Depreciation and Amortization	253	-	253	-	253
Professional Services	-	-	-	1	1
Other Operating Expenses	77	-	77	13	90
Total Expenses	5,274	-	5,274	926	6,200
Total Net Income (Loss)	$2,584	-	$2,584	$26	$2,610

* This line was newly created as part of the reclassifications

Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2014

	As previously reported	Reclassifications	As reclassified	Adjustments	As corrected
Administration Fee Revenue	$4,053	$-	$4,053	$-	$4,053
Servicing Income	-	170	170	412	582
Other revenues	356	-	356	(274)	82
Total Operating Revenues	*	*	4,579	138	4,717
Interest Income on Borrower Loans	10,050	(169)	9,881	-	9,881
Net Interest income	*	*	612	-	612
Change in FV on Borrower Loans, Loans Held for Investment and Notes, net	298	(1)	297	-	297
Total Revenues	5,488	-	5,488	138	5,626
Cost of Services	397	62	459	38	497
Provision for Repurchase and Indemnification Obligation	62	(62)	-	-	-
Administration Fee Expense	2,606	-	2,606	560	3,166
Professional Services	12	-	12	1	13
Other Operating Expenses	88	-	88	8	96
Total Expenses	3,400	-	3,400	607	4,007
Total Net Income (Loss)	$2,088	-	$2,088	$(469)	$1,619

Condensed Consolidated Statements of Operations - Six Months Ended June 30, 2014

	As previously reported	Reclassifications	As reclassified	Adjustments	As corrected
Administration Fee Revenue	$10,951	$-	$10,951	$-	$10,951
Servicing Income	-	279	279	1,112	1,391
Other revenues	201	-	201	(22)	179
Total Operating Revenues	*	*	11,431	1,090	12,521
Interest Income on Borrower Loans	20,568	(278)	20,290	-	20,290
Net Interest income	*	*	1,527	-	1,527
Total Revenues	13,346	-	13,346	1,090	14,436
Cost of Services	1,051	118	1,169	168	1,337
Provision for Repurchase and Indemnification Obligation	118	(118)	-	-	-
Administration Fee Expense	6,840	-	6,840	1,342	8,182
Professional Services	12	-	12	2	14
Other Operating Expenses	166	-	166	21	187
Total Expenses	8,674	-	8,674	1,533	10,207
Total Net Income (Loss)	$4,672	-	$4,672	$(443)	$4,229

* This line was newly created as part of the reclassifications

Subsequent to the issuance of our condensed consolidated financial statements for the period ended June 30, 2014, Prosper Marketplace discovered an error in its estimates of net service income which resulted in a misstatement of net loan servicing rights prior to June 30, 2014. Furthermore, the Company inappropriately netted loan servicing liabilities against its loan servicing assets. Additionally, certain servicing assets and liabilities were distributed to our parent, which was not originally recorded. This resulted in an understatement of the loan servicing assets which were included in “Borrower Loans Receivable at Fair Value.” The Company corrected this error by reclassifying the adjusted gross serving assets to “Prepaid and Other Assets and recognized the servicing liabilities in “Accounts Payable and Other Liabilities.

The impact of correcting these errors on the Company’s Condensed Consolidated Balance Sheet is reflected in the table below:

Condensed Consolidated Balance Sheet - March 31, 2014

	As previously reported	Adjustments	As corrected
Borrower Loans Receivable at Fair Value	$238,672	$(688)	$237,984
Other Assets	11	426	437
Total Assets	264,004	(262)	263,742
Accounts payable and accrued liabilities	4,206	439	4,645
Total Liabilities	242,422	439	242,861
Member's Equity	16,076	(10)	16,066
Retained Earnings (Accumulated Deficit)	5,506	(691)	4,815
Total Member's Equity	21,582	(701)	20,881
Total Liabilities and Member's Equity	$264,004	$(262)	$263,742

Condensed Consolidated Balance Sheet - June 30, 2014

	As previously reported	Adjustments	As corrected
Borrower Loans Receivable at Fair Value	$246,861	$(658)	$246,203
Other Assets	19	770	789
Total Assets	274,753	112	274,865
Accounts payable and accrued liabilities	3,756	811	4,567
Total Liabilities	250,587	811	251,398
Member's Equity	16,076	(34)	16,042
Retained Earnings (Accumulated Deficit)	8,090	(665)	7,425
Total Member's Equity	24,166	(699)	23,467
Total Liabilities and Member's Equity	$274,753	$112	$274,865

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

Date: November 18, 2014	/s/ Aaron Vermut
Aaron Vermut
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

Date: November 18, 2014	/s/ Xiaopei Lee
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

3.2	Amended and Restated Certificate of Incorporation of PMI (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K, filed June 30, 2014 by Prosper Funding and PMI)

3.3	Prosper Funding Certificate of Formation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by Prosper Funding and PMI)

3.4	Bylaws of PMI, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed October 30, 2007 by PMI)

4.1	Amended and Restated Investors’ Rights Agreement, dated May 15, 2014 (incorporated by reference to Exhibit (d)(7) on Form SC TO-I/A, filed July 16, 2014)

4.2	Amended and Restated Voting Agreement, dated May 15, 2014 (incorporated by reference to Exhibit (d)(8) on Form SC TO-I/A, filed July 10, 2014)

4.3	Amended and Restated Right of First Refusal and Co-Sale Agreement, dated May 15, 2014 (incorporated by reference to Exhibit (d)(9) on Form SC TO-I/A, filed July 16, 2014)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

31.3
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Funding’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

31.4
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Funding’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to Prosper Funding’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document