Form 10-K
period 2014-12-31
PROSPER MARKETPLACE INC; Prosper Funding LLC
filed 2015-04-06
CIK 1416265, 1542574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number	Exact Name of Registrant as Specified in its Charter, State or Other Jurisdiction of Incorporation, Address of Principal Executive Offices, Zip Code and Telephone Number (Including Area Code)	I.R.S. Employer Identification Number

333-179941-01	PROSPER MARKETPLACE, INC. a Delaware corporation 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415)593-5400	73-1733867

333-179941	PROSPER FUNDING LLC a Delaware limited liability company 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415)593-5479	45-4526070

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Prosper Marketplace, Inc.	None	None
Prosper Funding LLC	None	None

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class
Prosper Marketplace, Inc.	None
Prosper Funding LLC	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Registrant	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at June 30, 2014	Number of Shares of Common Stock of the Registrant Outstanding at March 30, 2015
Prosper Marketplace, Inc.	$ 59,433(a)	14,689,215 ($.01 par value)
Prosper Funding LLC	None (b)	None
(a)

Solely for purposes of calculating this aggregate market value, Prosper Marketplace, Inc. has defined its affiliates to include (i) those persons who were, as of June 30, 2014, its executive officers, directors and beneficial owners of more than 10% of its common stock, and (ii) such other persons who were, as of June 30, 2014, controlled by, or under common control with, the persons described in clause (i) above. Prosper Marketplace, Inc.’s common stock is not publicly traded; therefore, it has assumed the aggregate market value of its common stock is equal to the par value of the common stock of $0.01 per share.

(b)	All voting and non-voting common equity is owned by Prosper Marketplace, Inc.

THIS COMBINED FORM 10-K IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “we,” “us,” “our,” “Prosper,” and refer Prosper Marketplace, Inc. (“PMI”) on a consolidated basis and “Registrants” refers to PMI and Prosper Funding LLC (“PFL”), a wholly owned subsidiary of PMI.  In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” In addition, although historically we referred to our investor members as “lender members”, we call them “investor members” herein to avoid confusion since WebBank is the lender for loans originated through our marketplace.  We have recently updated the registration agreement our investor members execute before they may invest through our marketplace to reflect this change in terminology, but we are still in the process of effecting the change on the website.

The following filings are available for download free of charge at www.prosper.com as soon as reasonably practicable after such filings are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public at the SEC’s Internet site at http://www.sec.gov.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. . In particular, information appearing under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, Prosper Funding LLC or Prosper Marketplace, Inc. expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our respective managements, expressed in good faith and is believed to have a reasonable basis. Nevertheless, there can be no assurance that the expectation or belief will result or be achieved or accomplished.

The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

×	the performance of the Notes, which, in addition to being speculative investments, are special, limited obligations that are not guaranteed or insured;
×	PFL’s ability to make payments on the Notes, including in the event that borrowers fail to make payments on the corresponding loans;
×	our ability to attract potential borrowers to the our platform
×	the reliability of the information about borrowers that is supplied by borrowers including actions by some borrowers to defraud investor members;
×	our ability to service the loans, and our ability or the ability of a third party debt collector to pursue collection against any borrower, including in the event of fraud or identity theft;
×	credit risks posed by the credit worthiness of borrowers and the effectiveness of our credit rating systems;
×	our limited operational history and lack of significant historical performance data about borrower performance;
×	the impact of current economic conditions on the performance of the Notes and loss rates of the Notes;
×	our compliance with applicable local, state and federal law, including the Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;

×	potential efforts by state regulators or litigants to characterize PFL or PMI, rather than WebBank, as the lender of the loans originated through the platform;
×	the application of federal and state bankruptcy and insolvency laws to borrowers and to PFL and PMI;
×	the impact of borrower delinquencies, defaults and prepayments on the returns on the Notes;
×	the lack of a public trading market for the Notes and any inability to resell the Notes on the Note Trader platform;
×	the federal income tax treatment of an investment in the Notes and the PMI Management Rights;
×

our ability to prevent security breaches, disruptions in service, and comparable events that could compromise the personal and confidential information held on our data systems, reduce the attractiveness of the platform or adversely impact our ability to service loans; and

There may be other factors that may cause actual results to differ materially from the forward-looking statements in this Annual Report on Form 10-K. PFL and Prosper can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on PFL or Prosper’s results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Annual Report on Form 10-K for a description of certain risks that could, among other things, cause PFL and Prospers’s actual results to differ from these forward-looking statements.

All forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. PFL and Prosper undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

PART I

Item 1.	Business

Our Company

Prosper is a pioneer of online marketplace lending that connects borrowers and investors. Our goal is to enable borrowers to access credit at affordable rates and provide investors with attractive risk-adjusted rates of return. Our marketplace facilitated $1.6 billion in Borrower Loan originations during 2014 and $2.4 billion in Borrower Loan originations since it first launched in 2006.

We believe our online marketplace model has key advantages relative to traditional banks, including (i) an innovative marketplace model that efficiently connects qualified supply and demand of capital, (ii) online operations that substantially reduce the need for physical infrastructure and improve convenience, and (iii) data and technology driven automation that increases efficiency, and improves the borrower and investor experience. We do not operate physical branches or incur expenses related to that infrastructure like traditional banks or consumer finance institutions do; instead, we use data and technology to drive automation and efficiency in our operation. As a result, we believe our business model has lower operating costs than traditional banks and consumer finance institutions, allowing us to deliver what we believe is higher value and a better experience for both borrowers and investors.

To consumer borrowers, we believe that we offer generally better pricing, on average, than the pricing those borrowers would pay on outstanding credit card balances or unsecured installment loans from a traditional bank. We also believe that we offer faster decisions and loan originations, and greater transparency, resulting in a better customer experience than that provided by traditional consumer finance lenders.

To individual and institutional investors, we offer a new asset class that we believe has attractive risk adjusted returns, transparency, access to consumer loans, and lower duration risk.

Our marketplace offers fixed rate, fully amortizing, unsecured consumer loans from $2,000 to $35,000. Loan terms of three and five years are available, depending upon the Prosper Rating and loan amount. All Borrower Loans are originated and funded by WebBank, an FDIC-insured, state chartered industrial bank organized under the laws of Utah. As part of operating our marketplace, we verify the identity of borrowers and assess borrowers’ credit risk profile using a combination of public and proprietary data.  Our proprietary technology automates several loan origination and servicing functions, including the borrower application process, data gathering, credit scoring, loan funding, investing and servicing, regulatory compliance and fraud detection.

Investors invest in Borrower Loans through two channels – (i) the first channel allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan (the “Note Channel”); and (ii) the second channel allows accredited and institutional investors to purchase a Borrower Loan in their entirety directly from PFL (the “Whole Loan Channel”).

PMI developed our marketplace and, until February 1, 2013, owned the proprietary technology that makes operation of our marketplace possible. On February 1, 2013, PMI transferred the marketplace to PFL. PFL has been organized and is operated in a manner that is intended (i) to minimize the likelihood that it will become subject to a voluntary or involuntary bankruptcy or similar proceeding, and (ii) to minimize the likelihood that it would be substantively consolidated with PMI in the event of PMI’s bankruptcy and thus have its assets subjected to claims of PMI’s creditors. We believe we have achieved this by imposing through PFL’s organizational documents and covenants in the Amended and Restated Indenture certain restrictions on PFL’s activities and certain formalities designed to reinforce PFL’s status as a distinct entity from PMI. In addition, under the Administration Agreement, PMI has agreed, in its dealings with PFL and with third parties, to observe the “separateness covenants” described below as they relate to PFL.

PFL and PMI have entered into an Administration Agreement, pursuant to which PMI has agreed to provide certain administrative services relating to our marketplace. The Administration Agreement between PFL and PMI contains a license granted by PFL to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement relating to corporate administration, loan platform services, loan and note servicing and marketing, and (ii) PMI’s performance of its duties and obligations to WebBank in relation to loan origination and funding. The license is terminable in whole or in part in relation to failure by PMI to pay the licensing fee or the termination of PMI as the provider of some or all of the aforementioned services. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Prosper Marketplace, Inc.—Agreements with PFL” for more information.

In January 2015, PMI acquired all of the outstanding limited liability company interests of American HealthCare Lending, LLC (“AHL”), a company that operates a cloud-based patient financing platform, and merged AHL with and into PHL, with PHL surviving the merger.

Industry Background and Trends

According to the Board of Governors of the Federal Reserve System, as of November 2014, the balance of outstanding consumer credit in the United States totaled $3.3 trillion. This amount included $888 billion of revolving consumer credit, which many consumers seek to refinance for a lower interest rate.

The market for consumer lending is competitive and rapidly evolving. We believe Prosper offers a superior solution for both borrowers and investors.

For borrowers, we believe the following are the principal competitive factors: Better pricing versus other alternatives; a simple, easy and intuitive customer experience; a fast and efficient process; and trust and transparency.

For investors, we believe the following are the principal competitive factors: Attractive risk adjusted returns; diversification from other asset classes; a simple, easy and intuitive customer experience; and trust and transparency.

For borrowers, we compete with banking institutions, credit unions, credit card issuers and other consumer finance companies. We also face competition from other online consumer lending companies. For investors, we compete with other investment vehicles and asset classes such as equities, bonds and commodities. We may also face potential competition from new market entrants, or business expansion from established companies. These companies may have significantly greater financial, technical, marketing and other resources and may be able to devote greater resources to the development, promotion, sale and support of their consumer marketplaces.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and provide us with sustainable competitive advantages:

×

Leading Online Marketplace: Since inception, our marketplace has facilitated $2.4 billion loan originations, of which $1.6 billion was for the year-ended December 31, 2014. As our business grows, our brand, reputation and scale strengthens. This allows us to attract top talent, speed up product innovation, attract marketplace participants and drive down our cost structure which further benefit borrowers and investors;

×

Robust Network Effect:   The attractiveness of our marketplace increases as the number of participants on our marketplace increases yielding a classic network effect. Our marketplace offers consumer borrowers access to affordable credit, and allows individual and institutional investors to invest in an asset class with attractive risk-adjusted returns. The diversity of investors brings scale and breadth of funding to our marketplace and makes credit more affordable. As both sides of the equation grow, the advantages (reduced risk, lower cost) scale accordingly, attracting even more borrowers and investors. The increased participant pool generates more data which we use to improve the effectiveness of our credit decisioning and scoring models. This enhances our aggregate loan performance and builds increased trust in our marketplace, which in turn attracts more borrowers and investors;

×

Technology Platform: Our technology platform automates key aspects of our operations including borrower application, verification, loan funding, investing and servicing. This provides a significant time and cost advantage over traditional consumer lending business models. Using our accumulated performance data, we continually invest in incremental improvements in our algorithms thus extending our technological advantage;

×

Proprietary Risk Management Capabilities: We have developed a proprietary risk model based on consumer loan performance data, which we believe allows us to accurately assess the credit risk profile of borrower members and which we believe also allows investor members to earn attractive risk adjusted returns. We leverage the results from our growing data stream to continually refine this risk model and more accurately predict loan performance;

×

Unique Corporate Structure: Our corporate structure was designed to offer our investors extra protection. The separation of PMI from PFL should serve to protect our Note investors in the event of a bankruptcy filing from PMI. This organizational structure and registration process, expensive and time consuming to develop, and is not easily duplicated by competitors.

×

Efficient and Attractive Financial Model: We have multiple revenue streams and an efficient cost model. (i) We generate revenue from transaction fees from our marketplace’s role in matching borrowers with investors to enable loan originations. We receive servicing fees related to Borrower Loans for which we retain the servicing rights. (ii) Our technology platform significantly reduces the need for physical infrastructure and therefore allows our business to grow with a lower cost operating model, providing us with significant operating leverage.

Sources of Revenues

We have two primary sources of revenues: Prosper earns transaction fees charged to borrowers by facilitating the funding of Borrower Loans by WebBank. The transaction fee is equal to the fee Webbank charges borrowers to originate a Borrower Loan net of WebBank’s fees to Prosper.  Prosper earns servicing fees from investors for processing principal and interest payments and passing such payments on to investors.

For the Note Channel, interest income earned on the Borrower Loans and the interest expense on related Notes are reported on our Statement of Operations on a gross basis.  Interest expense on Notes is generally equal to the interest income on the Borrower Loans less 1% of the outstanding principal balance of the corresponding Borrower Loan, which PFL retains to compensate for the servicing activities it performs.  For the Whole Loan Channel, Prosper retains servicing rights on these loans and generally charges 1% per annum of the outstanding principle balance of the corresponding Borrower Loan prior to applying the current payment.  This fee is recorded on our Statement of Operations as Servicing Fees.

Sales and Marketing

Our sales and marketing efforts are designed to attract individuals and institutions to our marketplace, to enroll them as members and to have them understand and utilize the services for borrowing or investing. We employ a wide range of marketing channels to reach potential customers and build our brand and value proposition.  These channels include word-of-mouth referrals, online marketing, direct mail, radio campaigns, partners and affiliates, emails, and public media. We are constantly seeking new methods to reach more potential members, while testing and optimizing the end to end customer experience.

Origination and Servicing

We have highly efficient and scalable systems for credit risk assessment, loan underwriting, and servicing. Our risk model takes borrower members’ supplied information and combines that information with public and proprietary data to make real time decisions. Our verification agents use automated tools to confirm credit eligibility and underwrite the Borrower Loan. Our loan servicing platform calculates a loan’s amortization and processes payments received from borrowers and passes such payments on to investors.

Technology

We have made substantial investment in our customer acquisition capability, onsite customer experience, credit underwriting, loan servicing and payment systems. Our marketplace utilizes proprietary accounting software to process electronic cash movements, record book entries and calculate cash balances in members’ funding accounts. Electronic deposits and payments are mostly done via Automated Clearing House (“ACH”) transactions. The technology platform allows us to economically acquire and service Borrower Loans and Notes, and allows WebBank to efficiently originate and fund such loans. We believe the growth of our marketplace will give us the economies of scale to continuously lower unit cost.

The system hardware for our marketplace is located in a hosting facility in San Francisco, California. We own all of the hardware deployed in support of our marketplace. We continuously monitor the performance and availability of our marketplace. The infrastructure is scalable and utilizes standard techniques such as load-balancing and redundancies.

Key aspects of our technology include:

Scalability: Our marketplace is designed and built as a highly scalable, multi-tier, redundant system. It incorporates technologies designed to prevent any single point of failure within the data center from taking the entire system offline. This is achieved by utilizing load-balancing technologies at the front end and business layer tiers and clustering technologies in the back-end tiers to allow scaling both horizontally and vertically depending on marketplace utilization.

Data integrity and security:  We are committed to protecting our customer’s information and we take the integrity and security of the data provided by them very seriously. We accomplish this by having documented policies which are enforced using the latest technologies. All sensitive information is transmitted on secure channels using SSL technology. SSL certificates are issued by VeriSign (Symantec). We employ principles of least privilege and layered security to protect stored sensitive information. Information at rest is encrypted using the industry level encryption technologies with appropriate controls to access the data. We protect the network perimeter using the latest technologies including but not limited to the firewalls. We use strong multi factor authentication to protect and monitor remote access. We back up all data securely and would expect to recover operations in a short period of time in the event of a disaster. Extensive logging and monitoring of the systems and security controls enables us to ensure that the controls are functional and that alerts are triggered on policy violations.

Fraud detection: We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud. These include knowledge based authentication, out-of-band authentication and notification, behavioral analytics and digital fingerprinting to prevent identity fraud. We use services from third-party vendors for user identification, credit checks and for checking customer names against the list of Specially Designated Nationals maintained by the Office of Foreign Assets Control (“OFAC”). In addition, we use specialized third-party software to augment the identity fraud detection systems. We also have a dedicated team which conducts additional investigations of cases flagged for high fraud risk. See “Item 1. Business—Borrower Identity and Financial Information Verification” for more information. Finally, we enable investor members to report suspicious activity, which we may then evaluate further.

Back up servicing agreement: PFL has a back-up servicing agreement with First Associates Loan Servicing, LLC (“First Associates”), a loan servicing company that is willing and able to assume servicing responsibilities in the event that we are no longer able to service the Borrower Loans and Notes. First Associates is a financial services company that has entered into numerous successor loan servicing agreements.

Intellectual Property

We rely on a combination of copyright, trade secret, trademark, and other rights, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. In addition, we believe the following factors help us to maintain a competitive advantage with respect to intellectual property:

×	the technological skills of our software and website development personnel who developed our marketplace;
×	frequent enhancements to our marketplace; and
×	high levels of member satisfaction.

Our competitors may develop products that are similar to our technology. We enter into confidentiality and other written agreements with our employees, consultants and service providers, and through these and other written agreements, attempt to control access to and distribution of the software, documentation and other proprietary technology and information. Despite these efforts to protect our proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality. Policing all unauthorized use of intellectual property rights is nearly impossible. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our technology or intellectual property rights.

Employees and Contractors

As of December 31, 2014, we employed 229 full-time employees and 2 contractors. The following table shows a breakdown by function:

	Employees	Contractors	Total
Origination and Servicing	99	1	100
Sales and Marketing	15	—	15
General and Administrative - Research and Development	65	—	65
General and Administrative - Other	50	1	51
Total Headcount	229	2	231

None of our employees are represented by labor unions. We have not experienced any work stoppages and believe that our relations with our employees are good.

Government Regulation

Overview

The lending and securities industries are highly regulated. The marketplace, Notes and the Borrower Loans are subject to extensive and complex rules and regulations. We also are subject to licensing and examination by various federal, state and local government authorities. These authorities impose obligations and restrictions on our activities and the Borrower Loans acquired and Notes issued through our marketplace. In particular, these rules limit the fees that may be assessed on the Borrower Loans, require extensive disclosure to, and consents from, borrower members and borrowers, prohibit discrimination and impose multiple qualification and licensing obligations on marketplace activities. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registration, loss of approved status, voiding of loan contracts, indemnification liabilities to contract counterparties, class action lawsuits, administrative enforcement actions and civil and criminal liabilities. While compliance with such requirements is at times complicated by our novel business model, we believe we are in compliance with these rules and regulations. These rules and regulations are subject to continuous change, however, and a material change could have an adverse effect on our compliance efforts and ability to operate.

State and Federal Laws and Regulations

State Licensing Requirements. We hold licenses in a number of states and are otherwise authorized to conduct activities on a uniform basis in all other states and the District of Columbia, with the exceptions of Iowa, Maine, North Dakota and Pennsylvania. We are subject to supervision and examination by the state regulatory authorities that administer the state lending laws. The licensing statutes vary from state to state and prescribe or impose different recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review.

Section 521 of the Depository Institution Deregulation and Monetary Control Act of 1980 (12 U.S.C. § 1831d) (“DIDA”) and Section 85 of the National Bank Act (NBA) (12 U.S.C. § 85), federal case law interpreting the NBA such as Tiffany v. National Bank of Missouri and Marquette National Bank of Minneapolis v. First Omaha Service Corporation and FDIC advisory opinion 92-47 permit FDIC-insured depository institutions, such as WebBank, to “export” the interest rate permitted under the laws of the state where the bank is located, regardless of the usury limitations imposed by the state law of the borrower’s residence unless the state has chosen to opt out of the exportation regime. WebBank is located in Utah, and Title 70C of the Utah Code does not limit the amount of fees or interest that may be charged by WebBank on loans of the type offered through our marketplace. Only Iowa and Puerto Rico have opted out of the exportation regime under Section 525 of DIDA and we do not operate in either jurisdiction. However, we believe that if a state in which we did operate opted out of rate exportation that judicial interpretations support the view that such opt outs only apply to loans “made” in those states. If a Borrower Loan made through our marketplace was deemed to be subject to the usury laws of a state that has opted-out of the exportation regime, we could become subject to fines, penalties, possible forfeiture of amounts charged to borrowers and we may decide not to originate Borrower Loans through our marketplace in that applicable jurisdiction, which may adversely impact our growth.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act contains a number of provisions that could substantially affect our business including:

×	creating the Consumer Financial Protection Bureau (the “CFPB”), a new agency responsible for administering and enforcing laws and regulations relating to consumer financial products and services;
×

making it unlawful for any provider of consumer financial products or services or a service provider to engage in any unfair, deceptive or abusive act or practice, and giving the CFPB rule-making and enforcement authority to prevent unfair, deceptive or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service; and

×

transferring rulemaking and enforcement authority to the CFPB with respect to most federal consumer lending laws and regulations, including the Truth-in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Electronic Funds Transfer Act and their respective implementing regulations.

Truth-in-Lending Act. The federal Truth-in-Lending Act (“TILA”), and Regulation Z, which implements TILA, require investors to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions. These rules apply to WebBank as the creditor for Borrower Loans facilitated through our marketplace, but because the transactions are carried out on our hosted website, we facilitate compliance. For closed-end credit transactions of the type provided through our marketplace, these disclosures include providing the annual percentage rate, the finance charge, the amount financed, the number of payments and the amount of the monthly payment. The creditor must provide the disclosures before the Borrower Loan is closed. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances. Our marketplace provides borrowers with a TILA disclosure prior to the time a Borrower Loan is originated. We also seek to comply with TILA’s disclosure requirements related to credit advertising.

Equal Credit Opportunity Act. The federal Equal Credit Opportunity Act (“ECOA”) prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, or the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from applicants and from making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply both to a lender such as WebBank as well as to a party such as ourselves that regularly participates in a credit decision. Investors may also be subject to the ECOA in their capacity as purchasers of Notes, if they are deemed to regularly participate in credit decisions. In the underwriting of Borrower Loans on our marketplace, both WebBank and we seek to comply with ECOA’s provisions prohibiting discouragement and discrimination. ECOA also requires creditors to provide consumers with timely notices of adverse action taken on credit applications. WebBank and we provide prospective borrowers who apply for a Borrower Loan through our marketplace but are denied credit with an adverse action notice in compliance with applicable requirements (see also below regarding “Fair Credit Reporting Act”).

Fair Credit Reporting Act. The Federal Fair Credit Reporting Act (“FCRA”), administered by the Federal Trade Commission, promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report, and requires persons to report loan payment information to credit bureaus accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report. WebBank and we have a permissible purpose for obtaining credit reports on potential borrowers and WebBank and we also obtain explicit consent from borrowers to obtain such reports. As the servicer for the Borrower Loan, we accurately report Borrower Loan payment and delinquency information to appropriate reporting agencies. We provide an adverse action notice to a rejected borrower on WebBank’s behalf at the time the borrower is rejected that includes all the required disclosures. We have implemented an identity theft prevention program.

Fair Debt Collection Practices Act. The Federal Fair Debt Collection Practices Act (“FDCPA”) provides guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While the FDCPA applies to third-party debt collectors, debt collection laws of certain states impose similar requirements on creditors who collect their own debts. Our agreement with our investors prohibits investors from attempting to directly collect on the Borrower Loan. Actual collection efforts in violation of this agreement are unlikely given that investors do not learn the identity of borrowers. We use our internal collection team and professional third-party debt collection agents to collect delinquent accounts. They are required to comply with the FDCPA and all other applicable laws in collecting delinquent accounts of our borrowers.

Servicemembers Civil Relief Act. The federal Servicemembers Civil Relief Act (“SCRA”) allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA requires us to adjust the interest rate of borrowers who qualify for and request relief. If a borrower with an outstanding Borrower Loan qualifies for SCRA protection, we will reduce the interest rate on the Borrower Loan to 6% for the duration of the borrower’s active duty. During this period, the investors who have invested in such Borrower Loan will not receive the difference between 6% and the Borrower Loan’s original interest rate. For a borrower to obtain an interest rate reduction on a Borrower Loan due to military service, we require the borrower to send us a written request and a copy of the borrower’s mobilization orders. We do not take military service into account in assigning Prosper Ratings to borrower loan requests and we do not disclose the military status of borrowers to investors.

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

Electronic Funds Transfer Act. The federal Electronic Fund Transfer Act (“EFTA”), and Regulation E, which implements it, provides guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts. In addition transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”). Most transfers of funds in connection with the origination and repayment of the Borrower Loan are performed by ACH. We obtain necessary electronic authorization from borrowers and investors for such transfers in compliance with such rules. Transfers of funds through our marketplace are executed by Wells Fargo and conform to the EFTA, its regulations and NACHA guidelines.

Electronic Signatures in Global and National Commerce Act/Uniform Electronic Transactions Act. The federal Electronic Signatures in Global and National Commerce Act (“ESIGN”) and similar state laws, particularly the Uniform Electronic Transactions Act (“UETA”), authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions to obtain the consumer’s consent to receive information electronically. When a borrower or investor registers with our marketplace, we obtain his or her consent to transact business electronically and maintain electronic records in compliance with ESIGN and UETA requirements.

Privacy and Data Security Laws. The federal Gramm-Leach-Bliley Act (“GLBA”) limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. A number of states have similarly enacted privacy and data security laws requiring safeguards to protect the privacy and security of consumers’ personally identifiable information and to require notification to affected customers in the event of a breach. We have a detailed privacy policy, which complies with GLBA and is accessible from every page of our website. We maintain participants’ personal information securely, and we do not sell, rent or share such information with third parties for marketing purposes unless previously agreed to by the participant. In addition, we take a number of measures to safeguard the personal information of our borrowers and investors and to protect it against unauthorized access.

Bank Secrecy Act. In cooperation with WebBank, we have implemented an anti-money laundering policy and various anti-money laundering procedures to comply with applicable federal law. With respect to new borrowers and investors, we apply the customer identification and verification program rules and screen names against the list of Specially Designated Nationals maintained by the U.S. Department of the Treasury Office of Foreign Asset Control’s (“OFAC”) pursuant to the USA PATRIOT Act amendments to the Bank Secrecy Act (“BSA”) and its implementing regulation.

State Securities Laws. We are subject to the securities laws of each state in which the registration or qualification to offer and sell the Notes and PMI Management Rights has been approved. Certain of these state laws require us to renew the registration or qualification of Notes and PMI Management Rights on an annual basis.

New Laws and Regulations.  From time to time, various types of federal and state legislation are proposed and new regulations are introduced that could result in additional regulation of, and restrictions on, the business of consumer lending. We cannot predict whether any such legislation or regulations will be adopted or how this would affect our business or our important relationships with third parties. In addition, the interpretation of existing legislation may change or may prove different than anticipated when applied to our novel business model. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business. As a consequence of the extensive regulation of commercial lending in the United States, our business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business.

Foreign Laws and Regulations

We do not permit non-U.S. residents to register as members of our marketplace and we do not operate outside the United States. Therefore, we are not subject to foreign laws or regulations.

How our Marketplace Works

The marketplace that Prosper operates is an online marketplace that matches individuals who wish to obtain unsecured consumer loans (“borrower members”) with those who are willing to help fund those loans (“investor members”). A borrower member who wishes to obtain a loan through our marketplace must post a loan listing to our marketplace. We allocate listings to one of two investor member funding channels: (i) the Note Channel, which allows investor members to commit to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the Whole Loan Channel, which allows investor members to commit to purchase a Borrower Loans in their entirety directly from PFL. If a listing receives enough investor member commitments to be funded, WebBank will originate the loan requested and then sell it to PFL. Each Note issued and sold by PFL comes attached with a PMI Management Right issued by PMI.

In order to obtain a loan through our marketplace, a borrower member must first complete a loan application. We then obtain a credit report on the borrower member and use data from that report as well as data supplied by the borrower member to assign a risk grade to the listing, which is called a “Prosper Rating.” Each time we post a group of listings on our marketplace, we determine the relative proportions of such listings that will be allocated to the Note Channel and the Whole Loan Channel, respectively, based on our estimate of the relative overall demand in each channel. We then use a random allocation methodology to allocate individual listings between the two channels based on those proportions. We currently post listings on our marketplace twice per day on weekdays and once per day on weekends, although the frequency with which we post listings may change in the future. The format for listings is shown below. The images are not from actual listings, but rather depict hypothetical listings created for purposes of illustration. Each listing includes the Prosper Rating, selected items from the borrower member’s credit report and the intended use of the potential loan.

Within the Note Channel, the minimum amount an investor member may bid is $25. Bids made through Quick Invest or Auto Quick Invest, our automated bidding tools, or through Premier, our order execution service, may be for up to 100% of the requested loan amount. For all other bids, the maximum bid amount is 10% of the requested loan amount during the first 24 hours after the loan listing is posted, and 100% of the requested loan amount after that. Thus, it is typical to have multiple investor members bid on a single listing.

The registration, processing and payment systems are automated and electronic. We have no physical branches, no deposit-taking and interest payment activities and limited loan underwriting activities. The website, which is located at www.prosper.com, provides detailed information about our marketplace, including detailed fee information, the full text of the member legal agreements and help pages. In addition to the customer support materials available on the website, we make additional customer support available to members by email and phone. Our customer support team is currently located in Killeen, Texas, Phoenix, Arizona and at our headquarters in San Francisco, California.

We attract investor members and borrowers to the website through a variety of sources, including referrals from other parties (such as online communities, social networks and marketers), search engine results and online and offline advertising. We are not dependent on any one source of traffic to the website. In December 2014, the website received approximately 478,568 unique visitors.

Marketplace Participants, Registration Requirements and Minimum Credit Criteria

All marketplace participants must register with PFL and agree to our marketplace’s rules and terms of use, including consent to doing business electronically. At the time of registration, individuals or authorized institutional agents must provide their name, address and an email address. After responding to an email verification, registrants must agree to the terms and conditions (including the applicable registration agreement) for the specific borrower or investor role for which they are registering.

Borrower Members

Any natural person at least 18 years of age who is a U.S. resident in a state where loans through our marketplace are available with a bank account and a social security number may apply to become a borrower member by registering at www.prosper.com. After passing the anti-fraud and identity verification process, borrower members can request unsecured borrower loans at interest rates set by us. We set minimum credit and other credit guidelines for borrowers, as discussed in the risk grading section.

When a borrower member requests a loan, we first evaluate whether the borrower member meets the underwriting criteria established in conjunction with WebBank. WebBank originates loans to borrower members and then sells and assigns the promissory notes evidencing those loans to PFL. The underwriting criteria apply for all Borrower Loans originated through our marketplace and may not be changed without WebBank’s consent. All borrower members who request a loan are subject to the following eligibility criteria: (1) have at least a 640 credit score, (2) have fewer than seven credit bureau inquiries within the last 6 months, (3) have a stated income greater than $0, (4) have a debt-to-income ratio below 50%, (5) have at least two open trades reported on their credit report, (6) have no reported delinquencies of 30 or more days within the last 3 months, and (7) have not filed for bankruptcy within the last 12 months. In addition, for borrower members who have previously obtained a loan through our marketplace, such borrower members must also have (1) paid off such loan in full, (2) have no prior charge-offs on loans originated through our marketplace, and (3) satisfy the following requirements:

Credit Score Range	Minimum # Months Since Origination of 1st Borrower Loan	# of Consecutive Months Without 31+ DPD on 1st Borrower Loan
640-719	9	9
720+	6	6

Underwriting requirements for Borrower Loans, including eligibility requirements for subsequent loans, are subject to change over time.

Borrower members may have up to two Borrower Loans outstanding at one time, provided that (1) the first Borrower Loan is current, (2) the aggregate outstanding principal balance of both Borrower Loans does not exceed the then-current maximum allowable loan amount for Borrower Loans (currently $35,000) and (3) they comply with the prior borrower constraints above.

After receiving a borrower member’s loan request, we verify the deposit account into which the Borrower Loan proceeds will be deposited to determine that the borrower member is a holder of record of the account. Even if a listing receives bids that equal or exceed the minimum amount required to fund, we will cancel the listing if we are unable to verify the borrower member’s deposit account. While we attempt to authenticate each marketplace participant’s identity, our fraud checks could fail to detect identity theft, fraud and inaccuracies. See “Item 1A. Risk Factors—Risks Related to Borrower Default” for more information.

Investor Members

Investor members are individuals and institutions that have the opportunity to buy Notes or Borrower Loans. Investor members must register on our marketplace. An individual investor member must be a natural person at least 18 years of age and a U.S. resident, must provide his or her social security number and may be required to provide his or her state driver’s license or state identification card number. An institutional investor member must provide its taxpayer identification number and entity formation documentation. During the investor registration process, potential investor members who are individuals must authorize us to obtain their credit report for identification purposes. Individual and institutional investor members also must consent to any applicable tax withholding statement and must agree to the terms and conditions of the website. Investor members are not required to give credit information to the same extent as borrower members.

Investor members who participate in the Note Channel must enter into an investor registration agreement, which agreement governs all sales of Notes to such investor members. At the time an investor member registers to participate in the Note Channel, the investor member must satisfy any minimum financial suitability standards and maximum investment limits established for the Note Channel by the state in which the investor member resides.

Only investor members that are approved by us are eligible to participate in the Whole Loan Channel. At a minimum, an investor member cannot participate in the Whole Loan Channel unless it is an institutional investor and meets the definition of an “accredited investor” set forth in Regulation D under the Securities Act of 1933, as amended. Investor members who participate in the Whole Loan Channel must enter into loan purchase and loan servicing agreements.

Prior to bidding on a listing, investor members must transfer funds to a funding account maintained on our marketplace. The funds of most investor members are held in a single, pooled funding account, which is referred to s the “pooled funding account”. We have also established dedicated funding accounts for certain investor members that participate in the Whole Loan Channel, each of which is referred to as a “dedicated funding account”. The pooled funding account and each dedicated funding account (collectively, the “FBO Funding accounts”) is a non-interest bearing, demand deposit account, currently maintained by PMI or PFL at Wells Fargo Bank, National Association (“Wells Fargo”). The pooled funding account is held in the name of PFL for the benefit of its investor members, and each dedicated funding account is held in the name of PMI or PFL for the benefit of the applicable investor member.

We cause all payments made or collected on any Note or Borrower Loan owned by an investor member to be deposited into the applicable FBO funding account. An investor member that wishes to make a commitment to purchase a Note or Borrower Loan must have funds equal to the sum of such commitment and all the investor member’s other outstanding purchase commitments in the FBO applicable funding account. For the FBO Funding accounts, We maintain sub-account balances on our system to track commitments and purchases made and loan proceeds received at the investor member level. These sub-accounts are purely administrative and reflect balances and transactions concerning funds in the FBO Funding accounts. Individual investor members have no direct relationship with Wells Fargo by virtue of funds or transactions within the FBO Funding accounts or by virtue of participating on our marketplace.

Each FBO funding account is FDIC-insured on a “pass through” basis to each investor member, subject to applicable limits. This means that each investor member’s cash balance is protected by FDIC insurance, up to the limits established by the FDIC. Other funds the investor member has on deposit with Wells Fargo may count against any applicable FDIC insurance limits. Funds of an investor member in an FBO funding account can consist of amounts deposited by the investor member but never committed to Note or Borrower Loan purchases; amounts the investor member has committed to one or more such purchases, where origination of the corresponding Borrower Loan has not yet occurred; or amounts received as principal and interest payments on Notes or Borrower Loans owned by the investor member that the investor member has not yet withdrawn. Upon request by an investor member, we will transfer funds from the applicable FBO funding account to the investor member’s designated and verified external bank account, provided such funds are not already committed to Note and/or Borrower Loan purchases. To the extent an investor member does not withdraw any such amounts, they will remain in the applicable FBO funding account indefinitely.

Relationship with WebBank

WebBank is a FDIC-insured, Utah-chartered industrial bank that originates all Borrower Loans made through our marketplace. WebBank and Prosper are parties to a Loan Account Program Agreement, under which PMI manages the operations of our marketplace that relate to the submission of Borrower Loan applications by borrower members, the making of related Borrower Loans by WebBank and the funding of such Borrower Loans by WebBank in exchange for a fee equal to the origination fee charged by WebBank. Under the Loan Account Program Agreement, Prosper has agreed to indemnify WebBank with respect to any damages arising from WebBank’s participation in the origination of Borrower Loans as contemplated in the Loan Account Program Agreement. Prosper is a party to a Loan Sale Agreement, under which WebBank sells and assigns the promissory notes evidencing the Borrower Loans to PFL. As consideration for WebBank’s agreement to sell and assign the promissory notes, Prosper pays WebBank a monthly fee in addition to the purchase price of the promissory notes themselves.

Risk Management

Our risk management has evolved from its inception. We have consistently worked to improve the information provided to investor members in order to help them make sound investment decisions. A major source of improvement has been to progressively incorporate the historical performance of Borrower Loans originated through our marketplace into our proprietary rating system (the “Prosper Rating”) as more Borrower Loan outcome data becomes available over time. We intend to continuously refine the Prosper Rating system by regularly reassessing the system. For more information about how the Prosper Rating and estimated loss rates are calculated and reassessed, see the following sections under this discussion of “Risk Management”.

Prosper Rating Assigned to Listings

Each listing is assigned a Prosper Rating. The Prosper Rating is a letter that indicates the expected level of risk associated with the listing. Each letter grade corresponds to an estimated average annualized loss rate range. The rating associated with a listing reflects the loss expectations for that listing as of the time the rating is given. This means that otherwise similar borrowers may have different Prosper Ratings at different points in time as the Prosper Rating is updated to incorporate more recent information. There are currently seven Prosper Ratings, but this, as well as the loss ranges associated with each, may change over time as our marketplace dictates. We intend to regularly update the loss rates associated with the Prosper Ratings to reflect the ongoing actual performance of Borrower Loans. The updates will occur at least annually.

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

Prosper Score

The Prosper Score predicts the probability of a Borrower Loan going “bad,” where “bad” is defined as going more than 60 days past due within twelve months of the application date. To create the Prosper Score, we developed a custom risk model using our historical data as well as a data archive from a consumer credit bureau. We built the model on our borrower member population so that it would incorporate behavior that is unique to that population. In contrast, a credit score obtained from a credit reporting agency is based on a much broader population, of which borrower members through our marketplace are just a small subset. We use both the Prosper Score and a credit score to assess the level of risk associated with a listing.

To build and validate the custom risk model, we used borrower members from April 2008 through May 2012 and measured their performance for the twelve months following their date of application. We analyzed variables available at the time of listing for potential inclusion in the final model. Potential variables included those from the credit report and also those provided by the borrower. We dropped or kept variables in the final model based on their contribution and stability over time, and went through a number of iterations before finalizing the model in its current form. The final model includes variables such as “Inquiries last six months” and “Debt-to-Income Ratio”. The former is an example of a credit report variable and the latter uses both credit report information as well as income information provided by the borrower member.

The model assigns weights to all of the variables based on their value in predicting the likelihood of a Borrower Loan going bad. For a given borrower member, the model estimates the probability of the borrower member becoming bad, which is called the borrower member’s “probability of bad.” The probability of bad for a borrower member is then mapped to a Prosper Score, which is displayed as part of that listing. Prosper Scores range from 1 to 11, with 11 being the best, or lowest risk value. The probability of bad ranges and the corresponding Prosper Scores are as follows.

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

Credit Bureau Score

In addition to the Prosper Score, another major element used to determine the Prosper Rating for a listing is a credit score from a consumer reporting agency. We currently use Experian’s FICO08 score, although we may use one or more different scores in the future. (We used Experian’s Scorex PLUS score for all listings begun prior to September 6, 2013.) The minimum credit score required for a borrower to post a listing is 640 as of December 31, 2014.

We obtain a borrower member’s credit score at the time the listing is created, unless we already have a credit score on file that is not more than thirty days old. This credit score is used to determine the Prosper Rating for the listing, and the range that credit score falls within is also included in the listing. If available, we obtain updated credit scores on a monthly basis for borrowers with outstanding Borrower Loans, and we include the applicable score ranges by month in listings on the Note Trader platform. We do not disclose the borrower member’s exact credit score to any of marketplace members, except for the borrower himself.

Assigning Estimated Loss Rates

Estimated loss rates are based on the historical performance of Borrower Loans originated through our marketplace with similar characteristics and are primarily determined by Prosper Scores and credit scores. The starting point for this determination is the base loss rate table, shown below, which was created by dividing the range of Prosper Scores and credit scores into multiple segments and combining them into a single grid. A base loss rate is estimated for each cell in the table, based on the historical performance of Borrower Loans originated through our marketplace that occupied the same cell (i.e., that had the same point of intersection for their Prosper Score and credit score). Cells may be given the same loss rate due to small volume, similar behavior or both. We review loan performance on a monthly basis to see how the loss rate estimates compare to the actual performance of Borrower Loans, and make adjustments as necessary based on such reviews. Please refer to the website for the estimated base loss rate table currently in use. Estimated base loss rates for the cells in the table below correspond to those in effect as of December 31, 2014.

	Experian FICO08 Credit Score

Prosper Score	599-619	619-639	639-659	659-679	679-699	699-719	719-739	739-759	759-779	779-799	799-829	829-850
1	22.25%	22.25%	22.25%	22.25%	22.25%	22.25%	22.25%	22.25%	22.25%	22.25%	22.25%	22.25%
2	22.25%	22.25%	15.75%	14.75%	13.25%	10.75%	8.99%	7.49%	6.99%	4.99%	3.49%	3.24%
3	22.25%	22.25%	14.75%	12.25%	11.25%	9.25%	8.49%	6.99%	5.74%	4.24%	3.24%	2.99%
4	22.25%	22.25%	13.75%	9.25%	8.74%	8.49%	7.24%	6.24%	5.24%	3.49%	2.99%	2.24%
5	22.25%	22.25%	12.25%	8.99%	7.49%	6.74%	5.49%	5.24%	4.74%	3.24%	2.49%	1.99%
6	22.25%	22.25%	9.25%	7.74%	5.99%	5.74%	4.99%	4.49%	4.24%	2.49%	1.99%	1.24%
7	22.25%	22.25%	8.49%	5.99%	5.24%	4.49%	4.99%	3.74%	3.74%	2.49%	1.74%	0.99%
8	22.25%	22.25%	7.24%	4.99%	4.24%	3.74%	3.49%	3.24%	2.99%	2.24%	1.49%	0.99%
9	22.25%	22.25%	5.49%	4.24%	3.74%	3.49%	2.99%	2.49%	2.24%	1.74%	1.24%	0.74%
10	22.25%	22.25%	5.24%	3.74%	3.74%	3.24%	2.74%	1.99%	1.49%	0.99%	0.74%	0.74%
11	22.25%	22.25%	4.24%	3.24%	2.74%	1.74%	1.49%	1.24%	0.74%	0.74%	0.74%	0.74%

The table above applies to borrower members seeking their first Borrower Loan through our marketplace. Although borrower members with credit scores below 640 are depicted in the table above, such borrower members are not eligible for a Borrower Loan through our marketplace as of December 31, 2014. We can make adjustments to the base loss rate to determine the final loss rate. For example we make adjustments for whether the borrower member has already been a borrower through our marketplace and for the term of the Borrower Loan. The final loss rate determines the Proper Rating. The value of the adjustments are based on historical data, where available, as well as observed industry performance and behavior. An example of a potential adjustment is shown below:

Here is an example of how the final loss rate and Prosper Rating for a loan listing would be calculated:

-	Borrower member credit bureau score = 730 and Prosper score = 6
-	Borrower member selects a 60 month loan term

Base Loss Rate:	4.99%
Adjustments:
-Loan Term:	1.75%
Final Loss Rate:	6.74%
Prosper Rating:	C

Calculating Loss Estimates

Loss rates for a particular group of Borrower Loans will be a function of the group’s delinquency and loss behavior over time, pre-payment behavior over time, and responsiveness to collections activity. For Borrower Loans originated through our marketplace, the largest driver of the loss rate is the rate at which a group of Borrower Loans becomes delinquent and charges off. A loan becomes “charged off” and is considered a loss when it becomes 121 or more days past due.

Modeling Loss Rates. The loss rate is the balance-weighted average of the monthly loss rates for the group of Borrower Loans over the term of such loans. The gross loss rate is adjusted for principal recovery net of collection expenses to arrive at a net loss rate.

Estimating Losses. We determine the loss component of the loss rate calculation by analyzing losses for Borrower Loans and making adjustments to reflect anticipated deviations from historical performance that may exist due to the current macro-economic or competitive environment. Changes in delinquency and losses have the largest impact on the expected loss rate of a group of Borrower Loans, and so changes in loan delinquency and loss performance are monitored on at least a monthly basis.

Calculating Average Balance. To calculate the average balance for each period, we used the amount of loan principal on Borrower Loans that are still open and have not been charged-off or paid off. As loan payments are made, the principal balance of each Borrower Loan declines over time.

When a Borrower Loan pays faster than its amortization schedule (pre-payment), the portion of the principal that is pre-paid is no longer included in the outstanding balance for subsequent periods. Once a Borrower Loan has been charged-off, the principal associated with such loan is considered a credit loss and is no longer included in the outstanding periodic balance.

Collection Expense and Recovery Adjustments. When an account becomes past due, we may collect on the account directly or refer the account to a third-party collection agency. Our in-house collections department and third-party collection agencies are compensated by keeping a portion of the payments they collect based on a predetermined schedule. Once an account has been charged-off, any subsequent payments received or proceeds from the sale of the Borrower Loan in a debt sale are considered recoveries and reduce the amount of principal lost.

Comparing Estimated Loss Rates to Actual Losses

We review the performance of Borrower Loans on a monthly basis to determine how loss rate estimates compare to actual performance. As part of this monthly review, the processes for calculating and assigning loss rates and Prosper Ratings described in the preceding sections are reassessed to ensure continued accuracy. The graphs below show the estimated versus actual cumulative dollar loss rates by Prosper Rating for Borrower Loans, collectively, booked from July 13, 2009 through December 31, 2014. Performance is as of December 31, 2014. The loss performance is tracked by vintage, meaning each line represents all Borrower Loans originated in a given period. The graphs only include Borrower Loans that have been outstanding at least 6 months. In addition, data for a point along the x axis is only included if the entire vintage is at least that mature. So, although Borrower Loans originated in April 2014 have 8 months of performance, only 6 months of performance are reflected in the graphs below because the June 2014 Borrower Loans, which are also a part of the 2014 Q2 vintage, have only completed 6 months of performance.

Vintages generally contain enough loan volume for their performance curves to be meaningful. For presentation purposes, some of the older vintages have been grouped into annual and half-year vintages.

Below is a graph that shows cumulative net charge-offs as a percentage of originations across all Prosper Ratings by vintage for Borrower Loans, collectively, originated from July 13, 2009 to June 30, 2014. The addition of “H1” means that the information reported reflects the first six months of the year presented, while “H2” reflects the second 6 months of the year presented. Similarly, “Q1” or “Q2” means that the information reported reflects the first or second quarter of the year presented.

Overall, vintages originated in 2012H2 and early 2013 are demonstrating meaningfully lower cumulative losses than those originated in 2011 and 2012H1. We consider changes in the risk management process implemented at the end of 2012 and in early 2013 to be a meaningful driver of this trend.

The graphs below show cumulative net charge-offs for Borrower Loans, collectively, as a percentage of originations for each Prosper Rating presented by vintage from July 13, 2009 to December 31, 2014.

Note: Estimated lines represent the high end of the estimated loss rate range for each Prosper Rating, except for HR, where the high end of the range is 100% and the estimated curve was set at 19.50% cumulative principal loss.

In many rating grades, risk is trending above estimates for the 2011 and 2012 vintages. In instances such as these where a material variance relative to estimates exists, we perform additional analysis to understand the reason for the variance and adjust our credit policy as necessary to bring losses back in-line with estimates. To date, all of the vintages since the Q1 2013 vintage have cumulative losses below their respective estimated lines. We consider this change in performance to be a direct result of changes made to our risk management practices at the end of 2012 and the beginning of 2013.

Please note that the historical performance of Borrower Loans may not be indicative of the future performance of Borrower Loans. See “Item 1A. Risk Factors—Risks Related to PFL and PMI, our marketplace and PFL and PMI’s Ability to Service the Notes” for more information.

Maximum Loan Amount

The maximum loan amount for a listing is determined by the borrower member’s Prosper Rating. The table below shows the maximum loan amount for each Prosper Rating as at December 31, 2014:

Prosper Rating	Maximum Loan Amount
AA	$35,000
A	35,000
B	35,000
C	30,000
D	25,000
E	10,000
HR	7,500

Borrower Identity and Financial Information Verification

PFL reserves the right in its member agreements to verify the accuracy of all statements and information provided by borrower members and investor members in connection with listings, commitments and Borrower Loans. We may conduct our review at any time before, during or after the posting of a listing, or before or after the funding of a Borrower Loan. If we are unable to verify material information with respect to a borrower member or listing, we will cancel or refuse to post the listing or cancel any or all commitments against the listing. We may also delay funding of a Borrower Loan in order to verify the accuracy of information provided by a borrower member in connection with the listing, or to determine whether there are any irregularities with respect to the listing. If we identify material misstatements or inaccuracies in the listing or in other information provided by the borrower member, we will cancel the listing or related loan. Our participation in funding Borrower Loans through our marketplace from time to time has had, and will continue to have, no effect on the income and employment verification process, the selection of loan requests verified or the frequency of income and employment verification.

We verify the identity of every borrower who obtains a Borrower Loan through our marketplace using a combination of documentary and non-documentary methods. We compare the information contained in each borrower member’s credit report with the information contained in the application, and run the application information through a fraud database. In addition, we ask certain borrower members to submit a copy of their current driver’s license, passport or other government-issued, photo identification card, which are then authenticated using third-party reference materials. Finally, we require the borrower member to submit bank statements, cancelled checks or other documentary evidence to verify the accuracy of his or her bank account information. To the extent any of these processes identify inconsistencies between the information submitted by the borrower member and the information contained in another data source, the borrower member must submit documentation to resolve the discrepancy to our satisfaction. For example, the borrower member might be required to submit a recent utility bill to reconcile a discrepancy between the current address listed in his or her application and the one listed in his or her credit report. If we are unable to verify the identity of a borrower member in the manner described above, we will cancel the borrower member’s listing or pending loan.

In addition to the identity verification processes just described, we verify income and employment information for a subset of borrower members based on a proprietary algorithm. The intention of this algorithm is to identify instances where the borrower member’s self-reported income is highly determinative of the borrower member’s Prosper Rating. The algorithm gives greatest weight to the following factors:

×	Prosper Rating;
×	loan amount;
×	stated income; and
×	debt-to-income ratio.

To verify a borrower member’s income, we require the borrower member to submit a paystub from within the last thirty days and a W-2 or Form 1099 from the prior calendar year. To verify a borrower member’s employment, we obtain confirmation from the human resources department of the borrower member’s employer, verbally or by email, or phone the main phone number of the borrower member’s employer and confirm that we can be connected directly to the borrower member’s work number from that main number.

Between July 14, 2009 and December 31, 2014 (based on start time of the applicable bidding period), we verified employment and/or income on approximately 60% of the Borrower Loans originated through our marketplace on a unit basis (117,992 out of 196,904) and approximately 78% of such loans on a dollar basis ($1,738 million out of $2,238 million). Breaking these numbers down by Prosper Rating:

•

for Borrower Loans with a Prosper Rating of AA, A or B, we  verified income and/or employment information on approximately 69% of such loans on a unit basis (68,594 out of 99,501) and approximately 83% of such loans on a dollar basis ($1,090 million out of $1,320 million);

•

for Borrower Loans with a Prosper Rating of C or D, we verified income and/or employment information on approximately 63% of such loans on a unit basis (45,264 out of 71,724) and approximately 77% of such loans on a dollar basis ($618 million out of $799 million); and

•

for Borrower Loans with a Prosper Rating of E or HR, we verified income and/or employment information on approximately 16% of such loans on a unit basis (4,134 of 25,679) and approximately 25% of such loans on a dollar basis ($30 million out of $119 million).

Between July 14, 2009 and December 31, 2014, we canceled 29,065 or 15% of the loan listings for which we verified employment and/or income information because the listings contained inaccurate or insufficient employment or income information. Please note that historical data regarding Borrower Loans may not be indicative of the characteristics of future Borrower Loans. See “Item 1A. Risk Factors—Risks Related to our marketplace and PFL and PMI’s Ability to Service the Notes” for more information.

If a borrower member fails to provide satisfactory information in response to an income or employment verification inquiry, we will (a) request additional information from the borrower member, (b) cancel the borrower member’s listing or (c) refuse to proceed with the funding of the loan. Where we choose to verify a borrower member’s income or employment information, the verification is normally done after the borrower member’s listing has already been posted. This allows us to focus our verification efforts on the listings most likely to fund, and increases the percentage of funded loans that are subject to verification.

When we identify inaccurate employment or income information in an application or listing that has resulted in the borrower member obtaining a different Prosper Rating or interest rate for his or her listing than she would have obtained if he or she had provided the correct information, we cancel the listing. If we identify inaccurate information in a listing that does not trigger cancellation of the listing, we do not update the listing to include the corrected information. Cancellation automatically triggers a notice to the borrower member and any investor members who made commitments to the listing that the listing has been cancelled, and we send an adverse action notice to the borrower member indicating the reasons for cancellation. We make the funds committed by the investor members on the cancelled listing immediately available to them for bidding on other listings.

We generally do not verify information included by borrower members in their listings other than identity, income and employment information. We derive the borrower member’s debt-to-income ratio (“DTI”) from a combination of the borrower member’s self-reported income and information from the borrower member’s credit report. The credit data that appears in listings is taken directly from the borrower member’s credit report. Although borrower members may provide proof of homeownership to establish homeownership status, in most instances, homeownership status is derived from the credit report as well. For example, if the credit report reflects an active mortgage loan, the borrower is presumed to be a homeowner. Investor members should not rely on unverified information provided by borrower members. See “Item I.A. Risk Factors—Risks Related to Borrower Default—The maximum debt-to-income ratio for all borrower members is 50%” for more information.

Under the Administration Agreement, Prosper is required to perform borrower identity and financial information verification services on behalf of PFL in the manner and to the extent contemplated in this section. We are continuously looking for ways to improve our verification procedures in a cost-effective manner in order to increase the repayment performance of Borrower Loans. See “Item 1A. Risk Factors—Risks Related to Borrower Default—Information supplied by borrower members may be inaccurate or intentionally false. Information regarding income and employment is not verified in many cases” for more information.

Note Repurchase and Indemnification Obligations

Under the terms of each Note, if a “Repurchase Event” occurs with respect to that Note, PFL will, at its sole option, either repurchase the Note from the holder or indemnify the holder of the Note for any losses resulting from nonpayment of the Note or from any claim, demand or defense arising as a result of such Repurchase Event. A “Repurchase Event” with respect to a Note means (i) a Prosper Rating different from the Prosper Rating actually calculated by us was included in the listing for the corresponding Borrower Loan, as a result of which the interest of the holder in the Note is materially and adversely affected, (ii) a Prosper Rating different from the Prosper Rating that should have appeared was included in the listing for the corresponding Borrower Loan because either we inaccurately input data into the formula for determining the Prosper Rating or inaccurately applied the formula for determining the Prosper Rating and, as a result, the interest of the holder in the Note is materially and adversely affected, or (iii) the corresponding Borrower Loan was obtained as a result of verifiable identify theft on the part of the purported borrower member and a material payment default under the corresponding Borrower Loan has occurred.

Under PFL’s standard form of loan purchase agreement for participants in the Whole Loan Channel, PFL will repurchase a Borrower Loan from the purchaser if the Borrower Loan is legally unenforceable because it did not comply with applicable laws in effect at the time the Borrower Loan was originated, or if the Borrower Loan was obtained as a result of verifiable identify theft on the part of the purported borrower member.

The determination of whether verifiable identify theft has occurred is in our sole discretion, and we have the exclusive right to investigate such claims. We may, in our reasonable discretion, require proof of the identify theft, such as a copy of a police report filed by the person whose identity was wrongfully used to obtain the Borrower Loan, an identity theft affidavit, a bank verification letter or all of the above. Because we are the sole entities with the ability to investigate and determine verifiable identity theft, which in turn triggers PFL’s repurchase or indemnification obligations, a conflict of interest exists. We believe the risk created by this conflict of interest is mitigated by three factors that incent us to vigorously investigate claims of identity theft. First, without the protection offered by PFL’s repurchase and indemnification obligations, fewer potential investor members will have the confidence to participate in our marketplace, limiting the growth and long term profitability of PFL. Second, the Loan Program Agreement between Prosper and WebBank includes a requirement—and accompanying audit function—to ensure that claims of identity theft are thoroughly investigated and accurately reported. Third, California statutes provide strong remedies to victims of identity theft whose claims are not adequately investigated or were frivolously dismissed. See “Item 1A. Risk Factors—Risks Related to Borrower Default—The fact that we have the exclusive right and ability to investigate claims of identity theft in the origination of Borrower Loans creates a significant conflict of interest between us and our investor members.”

PFL is under no obligation to repurchase a series of Notes or indemnify any holder of Notes if a correctly determined Prosper Rating fails to accurately predict the actual losses on a Borrower Loan. In addition, the remedy described above for identity theft with respect to Notes and Borrower Loans only provides protection against identity theft; in no way is it a guarantee of a borrower’s self-reported information (beyond identity) or a borrower’s creditworthiness. See “Item 1A. Risk Factors—Risks Inherent in Investing in the Notes—PFL is not obligated to indemnify a Note holder or repurchase any Notes except in limited circumstances.” PFL expects the incidence of identity fraud in our marketplace to be low because of the identity verification process. From 2006 through December 31, 2014, we experienced identity fraud cases affecting 59 Borrower Loans. In the cases of identity theft we have experienced, we received a police report and identity theft affidavit from the victim evidencing that identity theft had occurred. Please note that historical data regarding Borrower Loans may not be indicative of the future characteristics of Borrower Loans. See “Item 1A. Risk Factors—Risks Related to PFL and PMI, our marketplace and PFL and PMI’s Ability to Service the Notes” for more information.

Under PFL’s investor registration agreements with investor members who participate in the Note Channel, PFL represents and warrants that (i) if an investor member uses an automated bidding tool or order execution service offered by PFL, such as Quick Invest, Auto Quick Invest or Premier, to identify Notes for purchase, each Note purchased will conform to the investment criteria provided by the investor member through such tool or service, and (ii) each Note that an investor member purchases from PFL will be in the principal amount of the bid such investor member placed and will correspond to the Borrower Loan on which such investor member bid. If PFL breaches either of these representations and warranties and, as a result, the Note sold to an investor member is materially different from the Note that would have been sold had the breach not occurred or if the investor member would not have purchased the Note at all absent such breach, PFL will, at its sole option, either indemnify the investor member from any losses resulting from such breach, repurchase the Note or cure the breach, if the breach is susceptible to cure. If PFL breaches any of its other representations and warranties in the investor member registration agreement and such breach materially and adversely affects an investor member’s interest in a Note, PFL will, at its sole option, either indemnify the investor member, repurchase the affected Note from such investor member or cure the breach. The determination of whether a breach is susceptible to cure is in PFL’s sole discretion.

Calculation of Repurchase Price and Indemnification Payments

If PFL elects to repurchase a Note or Borrower Loan in connection with a repurchase event or breach described above, the repurchase price will be equal to the principal amount outstanding on the Note or Borrower Loan as of the date of repurchase and will not include accrued and unpaid interest. If PFL elects to provide indemnification in connection with a repurchase event or the breach of a representation or warranty under the investor registration agreement for Note Channel participants, PFL will not be required to take any action with respect to any losses suffered until the affected Note is at least one hundred twenty (120) days past due. For purposes of indemnification, PFL will calculate the losses resulting from nonpayment of a Note based on the principal amount outstanding on the Note. If PFL makes an indemnification payment, PFL will be entitled to retain any subsequent recoveries that it receives on the affected Note.

Effect on PMI Management Rights

If PFL repurchases any Notes, PMI will concurrently repurchase the related PMI Management Rights for zero consideration.

Historical Performance of Borrower Loans

The performance of Borrower Loans is a function of the credit quality of borrowers and the risk and return preferences of investor members. Investor members can choose to pursue a variety of bidding strategies, including strategies that may or may not maximize the return on their investment. When making commitment decisions, investor members consider borrower members’ Prosper Ratings, credit scores, debt-to-income ratios and other credit data and information displayed with listings. See “Item 1A. Risk Factors—Risks Related to Borrower Default.”

The graph below displays the overall level of delinquency for Borrower Loans, collectively, on a calendar basis. Loss estimates for the portfolio on a vintage basis may be found in the section “Comparing Estimated Loss Rates to Actual Losses”.

The following table presents aggregated information as of December 31, 2014, grouped by Prosper Rating, for all Borrower Loans, collectively, originated on our marketplace from July 13, 2009 through December 31, 2014. With respect to delinquent Borrower Loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of December 31, 2014.

Borrower Loan Originations

July 13, 2009 - December 31, 2014

(as of December 31, 2014)

(in thousands, except for number amounts)

	Total Loan Originations		Current Loans			1-30 Days Past Due
Prosper Rating	No.	Origination Amount	No.	Origination Amount	Outstanding Principal	No.	Origination Amount	Outstanding Principal
AA	16,952	$217,602	14,045	$189,294	$160,420	40	$566	$430
A	40,245	520,440	33,277	452,126	384,579	214	2,968	2,292
B	41,489	570,002	34,114	492,938	432,598	349	4,941	4,006
C	44,449	543,620	35,504	456,773	403,475	591	7,733	6,414
D	26,854	250,019	16,914	179,730	158,648	397	4,157	3,308
E	17,527	90,533	10,632	58,515	50,555	301	1,687	1,405
HR	8,071	28,229	2,776	9,978	6,138	105	377	217
	195,587	$2,220,445	147,262	$1,839,354	$1,596,413	1,997	$22,429	$18,072
Avg loan size:		$11.4
Percent of total			75.3%	82.8%		1.0%	1.0%

	Paid In Full		31+ Days Past Due			Defaulted [1]
Prosper Rating	No.	Origination Amount	No.	Origination Amount	Outstanding Principal	No.	Origination Amount	Net Charged Off Principal
AA	2,708	$25,885	37	$475	$374	122	$1,383	$982
A	5,899	55,585	190	2,465	1,901	665	7,296	5,440
B	5,624	56,513	375	4,885	4,033	1,027	10,725	8,389
C	6,110	55,549	563	7,134	6,037	1,681	16,431	13,393
D	6,736	44,741	430	4,200	3,464	2,377	17,191	13,330
E	4,355	19,619	330	1,801	1,509	1,909	8,911	6,889
HR	3,250	11,056	136	498	298	1,804	6,321	4,761
	34,682	$268,948	2,061	$21,458	$17,616	9,585	$68,258	$53,184
Percent of total	17.7%	12.1%	1.1%	1.0%		4.9%	3.1%
1	Includes all Borrower Loans more than 120 days past due

Default due to Delinquency:	8,190	$44,803
Default due to Bankruptcy[2] :	1,395	$8,381
2

Only includes Borrower Loans where the bankruptcy notification date is prior to the date such loan became more than 120 days past due. If we were notified of a bankruptcy after a Borrower Loan was more than 120 days past due, then such loan is included in the “Default due to Delinquency” totals.

The data in the preceding tables regarding Borrower Loans may not be representative of the loss experience that will develop for future Borrower Loans. In addition, the data in the preceding tables may not be representative of the impact of prepayments experienced on Borrower Loans over time.

The following table presents aggregate information, as of December 31, 2014, regarding the results of Prosper’s collection efforts for Borrower Loans, collectively, originated after July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating (in thousands except for number amounts).

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections	Number of Loans Charged- off	Gross Aggregate Principal Balance of Loans Charged- Off	Gross Amount Recovered on Loans Charged- Off	Net Aggregate Charge- Off*
AA	188	$2,120	$121	$36	122	$989	$1	$988
A	990	11,122	630	305	665	5,549	124	5,426
B	1,616	17,912	1,065	487	1,027	8,537	129	8,408
C	2,561	26,623	1,680	863	1,681	13,621	29	13,593
D	3,189	24,041	1,704	1,058	2,377	13,669	234	13,435
E	2,543	12,085	973	596	1,909	7,118	239	6,879
HR	2,174	7,653	652	443	1,804	4,933	133	4,800
	13,261	$101,556	$6,825	$3,788	9,585	$54,416	$889	$53,529

* This amount excludes collection agency payments that were subsequently returned due to insufficient funds.

We may alter the terms or make principal reductions on some Borrower Loans, which may include cases where a reduction in the initial interest rate is required by law. The Servicemembers’ Civil Relief Act requires interest rates to be reduced to 6% while a borrower in the armed forces is on active duty. In order to comply with the Servicemembers’ Civil Relief Act, Prosper has elected to make “pre-refunds” of the interest differential to the affected borrower for the period of deployment. The borrower then continues to make their regular payments. In these cases, PFL has refunded the interest to the borrower from PFL’s own funds and, as a result, the payments received by the applicable investor members were unchanged.

Loan Originations

The following table presents aggregated information about Borrower Loans, collectively, originated over the period from July 13, 2009 to December 31, 2014, grouped by Prosper Rating (in thousands except for number amounts).

Prosper Rating	Number	Amount	Average Loan Size	Weighted Average Investor Yield	Weighted Average Borrower Rate	Weighted Average Borrower APR
AA	16,952	$217,602	$12.8	6.45%	7.45%	8.70%
A	40,245	520,440	12.9	9.78%	10.78%	13.46%
B	41,489	570,002	13.7	13.09%	14.09%	17.01%
C	44,449	543,620	12.2	16.83%	17.83%	20.77%
D	26,854	250,019	9.3	21.52%	22.52%	25.70%
E	17,527	90,533	5.2	26.57%	27.57%	31.15%
HR	8,071	28,229	3.5	30.40%	31.41%	35.27%
Total	195,587	$2,220,445	$11.4	14.30%	15.30%	18.07%

On September 6, 2013, Prosper ceased using Experian’s ScorexPlus credit score and began using Experian’s FICO08 credit score. All listings begun after this date use Experian’s FICO08 credit score.

The following table presents aggregated information about borrowers for Borrower Loans originated over the period from September 6, 2013 to December 31, 2014, grouped by Prosper Rating. The information for each borrower was obtained from a credit reporting agency at the time the borrower member’s application was submitted. We have not independently verified this information:

Prosper Rating	Average Experian FICO 008 Score	Average Number of Current Delinquencies	Average Number of Open Credit Lines	Average Number of Total Credit Lines
AA	746	0.09	11.13	28.16
A	712	0.20	10.67	28.03
B	700	0.25	10.64	28.51
C	690	0.30	10.81	28.98
D	678	0.36	10.66	28.67
E	666	0.46	10.08	27.89
HR	660	0.51	11.34	30.36
Total	699	0.26	10.71	28.48

Please note that historical data regarding Borrower Loans may not be indicative of the characteristics of future Borrower Loans. See “Item 1A. Risk Factors—Risks Related to PFL and PMI, our marketplace and PFL and PMI’s Ability to Service the Notes” for more information.

Posted Borrower Loan Listings

Once a loan listing is completed by a borrower members, the listing is posted on the website and then becomes available for bidding by investor members. A loan listing is a request by the borrower member for a Borrower Loan in a specified amount.

Listings funded through the Note Channel may be partially funded. Partial funding means the borrower member’s loan does not have to receive bids for 100% of the amount requested to fund, but can be funded if it receives bids for 70% or more of the amount requested. Each listing posted in the Note Channel indicates the minimum amount required for the listing to fund. We may change the percentage threshold for partial funding, which is currently set at 70%, from time to time. Any such change will be disclosed on the website, and will only affect listings created after such change is implemented. Bids placed on listings posted in the Whole Loan Channel must be for 100% of the amount requested, so partial funding cannot occur for Borrower Loans funded through the Whole Loan Channel.

Borrower Loans are unsecured obligations of individual borrowers with an interest rate determined by us and with a specified loan term, currently set at three or five years, but which Prosper may in the future extend to between three months to seven years. Borrower members may currently request loans within specified minimum and maximum principal amounts (currently, between $2,000 and $35,000), which are subject to change from time to time. Borrower Loans may be repaid at any time by borrowers without prepayment penalty. A Borrower Loan will be made to a borrower member only if the borrower member’s listing has received bids equal to or exceeding the minimum amount required for the listing to fund.

In addition to the borrower member’s requested loan amount, listings include:

×	the interest rate, annual percentage rate and monthly payment amount on the requested loan;
×	the investor yield percentage (interest rate on the loan, net of the servicing fee);
×	the Prosper Rating and estimated loss rate;
×	the Prosper Score and credit score range;
×	the minimum amount required for the loan to fund (for listings posted in the Note Channel)
×	the number of accounts on which the borrower member is currently late on a payment, including unpaid derogatory accounts;
×	the total past-due amount the borrower member owes on all delinquent and derogatory accounts;
×	the number of 90+ days past due delinquencies on the borrower member’s credit report;
×	the number of public records (e.g., bankruptcies, liens, and judgments) on the borrower member’s credit report over the last 12 months, and over the last 10 years;
×	the number of inquiries made by creditors to the borrower member’s credit report in the last six months;
×	the month and year the borrower member’s oldest recorded credit line (e.g., revolving, installment, or mortgage credit) was opened;
×	the total number of credit lines appearing on the borrower member’s credit report, along with the number that are open and current;
×	the total balance on all of the borrower member’s open revolving credit lines;
×

the borrower member’s bankcard utilization ratio, expressed as a percentage, reflecting the ratio of the total balance used, to the aggregate credit limit on, all of the borrower member’s open bankcards;

×	whether the borrower member owns a home;
×	DTI percentage; and
×	the borrower member’s self-reported income range, occupation, employment status, and intended use of funds.

Part of a borrower member’s credit profile displayed in listings is a DTI ratio. DTI is one measure of the borrower member’s ability to take on additional debt. This number takes into consideration how much debt the borrower member has and will have, including the requested loan amount. DTI is expressed as a percentage and is calculated by dividing the borrower member’s monthly debt payments, including the debt resulting from the Borrower Loan being requested, by the borrower member’s monthly income. Such debt amounts are taken from the borrower member’s credit report without verification and exclude monthly housing payments.  In addition, the borrower member’s income is self-reported and may not be verified by Prosper.

For Borrower Loans funded through our marketplace between July 13, 2009 and December 31, 2014, borrowers identified their intended use of loan proceeds by unit distribution as follows:

×	debt consolidation (approximately 72%);
×	business use, such as financing their home-based or small businesses (approximately 4%);
×	home improvement (approximately 6%);
×	financing the purchase of an automobile (approximately 2%); and
×	other (approximately 16%).

Please note that historical data regarding Borrower Loans may not be indicative of the future characteristics of Borrower Loans. See “Item 1A. Risk Factors—Risks Related to PFL and PMI our marketplace and PFL and PMI’s Ability to Service the Notes” for more information.

How to Bid to Purchase Notes

Investor members may browse online through available listings displayed in our marketplace by desired loan amount, yield percentage, Prosper Rating, estimated loss rate, debt-to-income ratio, or other borrower member characteristics. Only investor members that have been approved to participate in the Whole Loan Channel are able to view or bid on listings posted in the Whole Loan Channel. A bid on a listing posted in the Note Channel is an investor member’s binding commitment to purchase a Note in the principal amount of the investor member’s bid, should the listing receive bids equaling or exceeding the amount required for the listing to fund. Investor members bid the amount they are willing to commit to purchase a Note dependent for payment on payments PFL receives on the Borrower Loan described in the listing. A bid on a listing posted in the Whole Loan Channel is an investor member’s commitment to purchase the entire Borrower Loan.

The bidding period for a listing posted in the Note Channel begins when the listing is posted on our marketplace and ends either 14 days after posting or on the first date on which the listing has received bids totaling the loan amount requested, whichever is earlier. The bidding period for a listing posted in the Whole Loan Channel ends on the earlier of an investor member committing to purchase the Borrower Loan requested or approximately 1 hour after the listing is posted. Investor members cannot place bids on a listing once its bidding period has ended.

If a listing in the Whole Loan Channel does not receive a bid before the bidding period has ended, then the listing will be posted in the Note Channel. Such a listing is identified to investor members as having first been posted in the Whole Loan Channel.  If a listing in the Note Channel does not receive bids equal to or exceeding the minimum amount required for the loan to fund by the end of the bidding period, the listing will terminate and will not be funded. Applicants whose listings expire due to an insufficient amount of bids may post a new listing to our marketplace, although PFL has the right under the borrower registration agreement to limit the number of listings a borrower member may post to our marketplace.

In order to bid on a listing, an investor member must have funds on deposit in the applicable funding account in at least the amount of the bid. Once bids are placed, they are irrevocable. Investor members may not cancel their bids or withdraw the amount of their bids from the applicable funding accounts unless the bidding period expires without the listing having received bids in the required minimum amount, or unless the listing is withdrawn or cancelled. See “Item 1. Business—Structure of Investor Member Accounts and Treatment of Investor Member Balances” for more information.

Currently, the minimum amount an investor member may bid on listings posted in the Note Channel is $25.  Depending on the amount of the winning bids at the end of the bidding period, there may be a winning bidder on a listing in the Note Channel with a winning bid of less than $25, but there cannot be more than one partial winning bid on a listing.

Bids made through Quick Invest or Auto Quick Invest, our automated bidding tools for the Note Channel, or through Premier, our order execution service for the Note Channel, may be for up to 100% of the requested loan amount.  For all other bids made in the Note Channel, the maximum bid amount is 10% of the requested loan amount during the first 24 hours after the loan listing is posted, and 100% of the requested loan amount after that. The maximum aggregate amount an individual investor member may bid in our marketplace is currently $25 million. There is no maximum aggregate bid amount for institutional members. We may change the minimum bid amount or the maximum aggregate bid amounts from time to time. An investor member can bid on as many listings as the investor member desires, subject, in the case of individual investor members, to the aggregate bidding limit. An investor member can diversify her risk of default if she elects to do so. It is solely up to investor members to select their bidding method and the credit characteristics that are acceptable to the investor member and to determine a diversification strategy.

A listing that gets funded through the Note Channel typically receives bids from many different investor members. For example, from July 13, 2009 through December 31, 2014, the average aggregate size of Borrower Loans funded through the Note Channel was approximately $11 thousand and the average purchase price paid for corresponding Notes was approximately $115. Please note that historical data regarding Borrower Loans may not be indicative of the future characteristics of Borrower Loans. See “Item 1A. Risk Factors—Risks Related to PFL and PMI our marketplace and PFL and PMI’s Ability to Service the Notes” for more information.

Quick Invest

Quick Invest is a loan search tool that allows investor members to identify listings in the Note Channel that meet their investment criteria. An investor member using Quick Invest is asked to indicate (i) the Prosper Rating or Ratings he or she wishes to use as search criteria, (ii) the total amount he or she wishes to invest, and (iii) the amount she wishes to invest per Note. If he or she wishes to search for Notes using criteria other than, or in addition to, the Prosper Rating, he or she can use one or more of several dozen additional search criteria, such as loan amount, debt-to-income ratio and credit score. The only criterion an investor member cannot specify in Quick Invest is the monthly payment amount.

Quick Invest then compiles a basket of Notes for the investor member’s consideration that meet his or her search criteria. If the pool of Notes that meet his or her criteria exceeds the total amount he or she wishes to invest, Quick Invest selects Notes from the pool based on how far the listings corresponding to the Notes have progressed through the loan verification process, i.e., Notes from the pool that correspond to listings for which the loan verification process has been completed will be selected first. If the pool of Notes that meet the investor member’s criteria and for which the loan verification process has been completed still exceeds the amount he or she wishes to invest, Quick Invest selects Notes from that pool based on the principle of first in, first out, i.e., the Notes from the pool with the corresponding listings that were posted on our marketplace earliest will be selected first. If the pool of Notes that meet the investor member’s specified criteria exceeds the amount she wishes to invest, but the subset of that pool for which the loan verification process has been completed does not equal the amount she wishes to invest, Quick Invest selects all of the Notes that correspond to listings for which the loan verification has been completed and makes up the difference by selecting Notes from the remaining pool on a first in, first out basis. To the extent available Notes that meet the investor member’s criteria are insufficient to fill his or her order, the investor member is advised of this shortfall and given an opportunity either to reduce the size of his or her order or modify his or her search criteria to make his or her search more expansive.

If the investor member’s search criteria included multiple Prosper Ratings, Quick Invest divides his or her basket into equal portions, one portion representing each Prosper Rating selected, and then attempts to fill each portion in the manner just described. To the extent there are insufficient Notes available with a particular Prosper Rating to fill that portion of the investor member’s basket, Quick Invest attempts to make up the deficit by including additional Notes with the other Prosper Ratings selected in equal proportions. To the extent available Notes with these other Prosper Ratings are still insufficient to fill the investor member’s order, the investor member is advised of this shortfall and given an opportunity either to reduce the size of her order or to modify his or her search criteria to make her search more expansive.

For example, if an investor member using Quick Invest indicated that he or she wished to invest a total of $600 in Notes with a Prosper Rating of B, C or D, Quick Invest would first attempt to fill her order with equal portions of B, C and D Notes ($200 – B; $200 – C; $200 – D). If there were only $100 of D Notes available, the search tool would attempt to increase the allocation of B and C Notes from $200 to $250 ($250 – B; $250 – C; $100 – D). If there were $250 of B Notes available but only $200 of C Notes available, the search tool would then attempt to make up the remaining gap by increasing the allocation of B Notes from $250 to $300 ($300 – B; $200 – C; $100 – D). But if there were only $275 worth of B Notes available, the investor member would be given the choice of expanding his or her search criteria or reducing the total size of his or her order from $600 to $575. If she elected to reduce the size of his or her order, his or her final order would consist of $575 of Notes: $275 of B Notes, $200 of C Notes and $100 of D Notes.

The Auto Quick Invest feature allows investor members (i) to have Quick Invest searches run on their designated criteria automatically each time new listings are posted on our marketplace, and (ii) to have bids placed automatically on any Notes identified by each such search. As with an investor member making manual bids, an investor member using Quick Invest or Auto Quick Invest is not permitted to place a bid unless the investor member’s funds in the applicable funding account are sufficient to cover the bid, and funds will only be debited from her account if and when her bid is successful.

See “Item 1A. Risk Factors—Risks Related to PFL and PMI our marketplace and PFL and PMI’s Ability to Service the Notes” for more information.

In the event of any errors in Quick Invest that cause an investor member to purchase a Note that such investor member would not otherwise have purchased or that differs materially from the Note such investor member would have purchased had there been no error, PFL will either repurchase the Note, indemnify the investor member against losses suffered on that Note or cure the breach. Neither Quick Invest nor Auto Quick Invest can be used to bid on listings posted in the Whole Loan Channel.

Setting Interest Rates

We have a interest rate committee which meets regularly to set interest rates for all Borrower Loans. These rates are set forth in a rate table, which is posted on the website. The table specifies a range of interest rates for all Borrower Loans, based on the Prosper Rating. Additional factors, which may change from time to time, such as competitive conditions and the general economic environment, affect the specific interest rate within a specified range that a borrower receives.

The interest rate table currently in effect for the Note Channel is set forth below. In addition, the interest rate for each loan listing, as well as the yield percentage for the corresponding Notes, is included in the listing report filed for that listing. This information is also included in the listing itself when it is posted on the website.

Prosper	Borrower Rate	Borrower Rate
Rating	Min	Max
AA	3.00%	15.00%

A	6.00%	19.00%

B	9.00%	23.00%

C	12.00%	27.00%

D	16.00%	33.00%

E	21.00%	36.00%

HR	25.00%	36.00%

Purchase of Notes by Us or Related Parties

From time to time, we may bid on listings and each of us may hold any Notes or Borrower Loans purchased as a result of such bids for our own account.

In some cases, our bidding on a listing posted in the Note Channel may cause it to fund, and in some cases, fund faster, than it would fund in the absence of such bid. The amount that we may choose to bid on any particular listing may vary significantly and PFL and PMI each reserve the right to bid up to the entire amount of a listing.

The Notes and Borrower Loans either of us has purchased were obtained on the same terms and conditions as those obtained by other investor members.

In addition, our executive officers and directors may bid on listings and may hold Notes purchased as a result of such bids for their own account.  The Notes purchased by such personnel were obtained on the same terms and conditions as those obtained by other investor members.  However, because certain of our executive officers and directors, by virtue of their duties as executive officers or directors of us, have access to information not available to the general population of investor members, we have adopted the following procedures to prevent or detect the improper use of non-public information in bidding activities by any of our respective officers and directors:

×	Prosper’s corporate policies, distributed to all employees, prohibit an employee’s use of non-public information and any violation of this policy is grounds for immediate termination.
×

Security features limit access to data only to that needed to perform particular employee job functions. These limitations are defined by “security group,” which corresponds to both job title and function and the number of Prosper’s employees that have access to such non-public information on a “bulk” or “query” basis is extremely limited.

×	In addition to prevention efforts, we have developed an audit process that identifies and investigates bidding and funds transfer activities that are classified as “suspicious.”

Borrower Loan Funding and Purchases; Sale of Notes

Once the bidding period for a listing ends, if the listing has received bids from investor members equal to or exceeding the minimum amount required to fund, the funding of the corresponding Borrower Loan and the sale of the Notes or Borrower Loan to the investor members who bid on the listing will proceed.

Borrower members execute an electronic borrower registration agreement at the time they post a listing on our marketplace. After expiration of the bidding period for the listing and satisfactory completion of the pre-funding verification process, the borrower member executes an electronic promissory note in favor of WebBank in an amount equal to the funded total amount. WebBank then sells and assigns the promissory note to PFL without recourse. The promissory note and the borrower registration agreement contain customary agreements and covenants requiring the borrower members to repay their loans and describing the process of posting listings and obtaining loans through our marketplace.

WebBank funds all loans originated through our marketplace, and disburses the loan proceeds to the borrower. Each borrower authorizes the loan proceeds to be disbursed by ACH transfer into the borrower’s designated bank account. Borrower members are able to use the Borrower Loan proceeds for any purpose other than (i) buying, carrying or trading in securities or buying or carrying any part of an investment contract security or (ii) paying for postsecondary educational expenses (i.e., tuition, fees, required equipment or supplies, or room and board) at a college/university/vocational school, as the term “postsecondary educational expenses” is defined in Bureau of Consumer Finance Protection Regulation Z, 12 C.F.R. § 1026.46(b)(3), and they warrant and represent that they will not use the proceeds for any such purposes.

Borrowers pay an origination fee out of the proceeds of the loan at the time of funding. As of December 31, 2014, origination fees on Borrower Loans were as follows:

	Origination Fee %	Origination Fee %
Prosper Rating	(3 Year Loan)	(5 Year Loan)
AA	1.00% - 2.00%	3.00%
A	4.00%	5.00%
B	5.00%	5.00%
C - HR	5.00%	5.00%

The origination fees are charged by WebBank, and Prosper receives payments from WebBank equal to the origination fees as compensation for its loan origination activities it undertakes on WebBank’s behalf.

Investor members know only the screen names, and do not know the actual names, of borrower members. The actual names and mailing addresses of the borrower members are known to us and WebBank. In addition, investor members who purchase Borrower Loans through the Whole Loan Channel are entitled to receive borrower application information for Borrower Loans that they purchase. Such investor members are required to use a qualified custodian (as that terms is defined in the Investment Advisers Act) to hold such borrower information, and also must ensure that such information is handled in a manner that is compliant with all applicable privacy laws.

When PFL issues and sells a Note or a Borrower Loan to an investor member, the Note or Borrower Loan is registered in the name of the investor member on PFL’s books and records. Each origination of a Borrower Loan through our marketplace is followed by a two-step sale transaction: (i) WebBank sells the Borrower Loan to PFL, and (ii)  PFL either sells Notes corresponding to the Borrower Loan to a group of investor members (if the Borrower Loan is funded through the Note Channel), or resells the Borrower Loan to an investor member (if the Borrower Loan is funded through the Whole Loan Channel). In connection with this two-step transaction, the purchase price of the Notes or Borrower Loan, as the case may be, is transferred from the applicable FBO funding accounts to WebBank. This transfer represents payment of the purchase price both by the applicable investor members to PFL and by PFL to WebBank.

Loan Servicing and Collection

We maintain certain accounts at Wells Fargo, each of which serves as a dedicated account for receipt of payments on Borrower Loans purchased by a particular investor member through the Whole Loan Channel (each, a “dedicated servicing account”). PFL also maintains a pooled account at Wells Fargo for receipt of payments on all Borrower Loans not associated with a dedicated servicing account (the “master servicing account”). The master servicing account and the dedicated servicing accounts (collectively, the “Servicing Accounts”) are all non-interest bearing, demand deposit accounts. The master servicing account is held in the name of PFL for the benefit of its investor members, and each dedicated servicing account is held in the name of PFL for the benefit of the applicable investor member.  Servicing fees are netted from any Borrower Loan proceeds deposited into the Servicing Accounts. After netting out servicing fees, we remit the remaining funds from the Servicing Accounts to the deposit accounts designated by the applicable investor members. The payment dates for all Notes fall on the sixth business day after the due date for each monthly installment of principal and interest on the corresponding Borrower Loan, but interest accrues on the Notes only through the due date for the related Borrower Loan payment. The stated interest rate on each Note is the investor yield percentage set forth in the loan listing. The yield percentage is the Borrower Loan interest rate net of the servicing fee.

We subtract a servicing fee from every Borrower Loan payment we receive. The amount of the servicing fee with respect to a particular payment is calculated by (a) multiplying the applicable annual servicing fee rate by a fraction, the numerator of which is equal to the number of days since the borrower’s last payment (or, in the case of the borrower’s first payment, since the date on which the relevant Borrower Loan was funded) and the denominator of which is 365, and (b) multiplying the product obtained by the outstanding principal balance of the Borrower Loan prior to applying the current payment. The rate of Prosper’s annual servicing fee is currently set at 1.0% per annum of the outstanding principal balance, but we may increase that in the future to a rate greater than 1% but less than or equal to 3% per annum. Any change to our servicing fee will only apply to Notes and Borrower Loans offered and sold after the date of the change.

To the extent PMI or PFL does not receive the anticipated payments on a Borrower Loan funded through the Note Channel on or before any loan payment date, it will not make any payments on the corresponding Notes on the corresponding Note payment date, and a holder of any such Note will not have any rights against PFL or the borrower in relation to any such delay or for any shortfalls in accrued Note interest that result then or in relation to the final maturity of the Note. Each holder’s right to receive principal and interest payments and other amounts in respect of that Note is limited in all cases to the holder’s pro rata portion of the amounts PFL timely receives on the corresponding Borrower Loan, including without limitation, all payments or prepayments of principal and interest, subject to servicing fees and other charges and other fees retained by us or by a third party, as set forth in the following chart.

The following table summarizes servicing fees and charges that may be charged borrowers and how these fees and charges affect investor members:

Description of Fee Charged	Fee Amount	When Fee is Charged	Effect on Investor Member
Servicing Fee

Annualized rate currently set at 1% per annum of outstanding principal balance, but which may increase in the future to an amount greater than 1% but less than or equal to 3% per annum.

Any change to the servicing fee will only apply to Notes and Borrower Loans offered and sold after the date of the change.

		The servicing fee is payable on all payments received from borrowers on Borrower Loans, including, without limitation, partial payments.	The servicing fee reduces the effective yield for Note or Borrower Loan holders below the interest rate on the Borrower Loan. This reduction is reflected in the yield percentage.
Non-Sufficient Funds Fee	$15, unless a lesser amount is required by applicable law.	First failed payment for each billing period.	We retain 100% of the non-sufficient funds fees to cover its administrative expenses.
Late Payment Fee	Equal to the greater of 5% of the unpaid installment amount or $15, unless a lesser amount is required by applicable law.	After 15-day grace period, we assess a late payment fee. The late payment fee is charged only once per payment period.	Any late payment fees received are paid to the investor members, subject to deductions for Collection Fees and Servicing Fees.
Collection Fees	Up to 40% of the amount recovered, plus any legal fees and transaction fees associated with payment processing, up to the "total amount delinquent"

We may collect on a Borrower Loan that becomes past due directly or we may refer such Borrower Loan to a third party servicer's in-house collections department or to a collection agency. Collection fees and any related legal fees are only charged if delinquent amounts are collected.

Collections fees charged by us, a third party servicer's in-house collections department or a third party collection agency will reduce payments and the effective yield for Note or Borrower Loan holders, and are not reflected in the yield percentage shown on the listing; Collection fees will be retained by us, the third party servicer's in-house collection department or the collection agency as additional servicing compensation.  In addition, the servicing fee is also deducted from the net payments received from a borrower as a result of any collection efforts on a delinquent Borrower Loan.

We disclose borrowers’ payment performance on Borrower Loans to the relevant investor members on the website and also reports such information to consumer reporting agencies. We keep investor members informed of the delinquency status of Borrower Loans by identifying delinquent loans on the website as “1 month late,” “2 months late,” “3 months late,” or “current.” Borrower Loans that become more than 120 days overdue are charged off and designated as such on the website. Through the website, investor members are able to monitor the Borrower Loans they have purchased and Borrower Loans that correspond to Notes they have purchased, but cannot participate in or otherwise intervene in the collection process.

Late payment performance is an early indicator of charge off probability. Of all Borrower Loans originated, collectively, between July 13, 2009 and December 31, 2014, 8.2% have been greater than 30 days past due at any time and 7.3% have been greater than 60 days past due at any time. As of December 31, 2014, 13,261 or 6.8% of all Borrower Loans originated, collectively, between July 13, 2009 and December 31, 2014 have been referred to a collection agency for collection proceedings and, of these, a total of 9,585 or 72.3% have been charged off. Through December 31, 2014, Note and Borrower Loan holders, have received an aggregate amount of $286, net of collection fees, on such Borrower Loans.

Please note that historical data regarding Borrower Loans may not be indicative of the future characteristics of Borrower Loans. See “Item 1A. Risk Factors—Risks Related to PFL and PMI, Our marketplace and PFL and PMI’s Ability to Service the Notes” for more information.

If a borrower dies while a Borrower Loan is in repayment, we require the executor or administrator of the estate to send a death certificate to us. Depending on the size of the estate and the other liabilities thereof, we may not be able to recover the outstanding amount of the loan. If the estate does not include sufficient assets to repay the outstanding Borrower Loan in full, or the estate allocates its assets to other liabilities, we will treat the unsatisfied portion of that Borrower Loan as charged off with zero value. In addition, if a borrower dies near the end of the term of a Borrower Loan funded through the Note Channel, it is unlikely that any further payments will be made on any Notes corresponding to such Borrower Loan, because the time required for the probate of the estate may extend beyond the final maturity date of the Notes corresponding to such Borrower Loan.

When we receive notice of a borrower bankruptcy filing, we cease all automatic monthly payments on any related Borrower Loan and defers any other collection activity, as required by law. The status of the Borrower Loan, which the relevant investor members may view through the website, switches to “bankruptcy.” We then determines whether it has a basis to object to the inclusion of the debt in any bankruptcy action (e.g., based on the time between loan origination and bankruptcy filing). If the proceeding is a Chapter 7 bankruptcy filing seeking liquidation, we attempt to determine if the proceeding is a “no asset” proceeding, based on instructions we receive from the bankruptcy court. If the proceeding is a “no asset” proceeding, we take no further action and assumes that no recovery will be made on the Borrower Loan.

In all other cases, we file a proof of claim involving the borrower. The decision to pursue additional relief beyond the proof of claim in any specific matter involving a borrower will be entirely within our discretion and will depend upon certain factors including:

×	if the borrower used the proceeds of the Borrower Loan in a way other than that which was described in the listing;
×	if the bankruptcy is a Chapter 13 proceeding, whether the proceeding was filed in good faith and if the proposed plan reflects a “best effort” on the borrower’s behalf; and
×	our view of the costs and benefits to us of any proposed action.

Note Trader Platform

Investor members may not transfer Notes except through the Note Trader platform operated and maintained by FOLIOfn Investments, Inc., a registered broker-dealer. The Note Trader platform is an internet-based trading platform on which investor members may offer Notes for sale or bid on and purchase Notes offered for sale by other investor members. Investor members must first establish a brokerage relationship with FOLIOfn Investments, Inc. before using the Note Trader platform. In this section, investor members who have established such brokerage relationships are referred to as “subscribers.” Only transactions involving the sale of previously-issued Notes will be effected through the Note Trader platform; the Note Trader platform will not handle any aspect of transactions involving the initial offer and sale Notes by PFL.

Subscribers who sell Notes on the Note Trader platform will be subject to transaction fees charged by FOLIOfn Investments, Inc. The transaction fee is currently equal to one percent of the sale price of the Note sold.

Neither of us is a registered national securities exchange, securities information processor, clearing agency, broker, dealer or investment adviser. All securities services relating to the Note Trader platform are provided by FOLIOfn Investments, Inc. Neither of us nor FOLIOfn Investments, Inc. will make any recommendations with respect to transactions on the Note Trader platform. There is no assurance that investor members will be able to establish a brokerage relationship with FOLIOfn Investments, Inc. Furthermore, we cannot assure subscribers that they will be able to sell Notes they offer for sale through the Note Trader platform at the offered price or any other price, nor can we offer any assurance that the Note Trader platform will continue to be available to subscribers.

Sale of the Notes

Notes Subject to Sale by Subscribers. All Notes, except for Notes for which the corresponding Borrower Loans have become delinquent, will be eligible for sale on the Note Trader platform.

There is no limit on the number of times a Note may be sold on the Note Trader platform, so long as the Note is outstanding.

Investor Members Eligible to Bid on Note Listings. Investor members must first establish a brokerage relationship with FOLIOfn Investments, Inc. before using the Note Trader platform. To open an account, FOLIOfn Investments, Inc. may require investor members to confirm that they satisfy certain minimum financial suitability standards and maximum investment limits, if any that may be imposed by the state in which the investor member resides. If the investor member does not satisfy these suitability requirements he or she will not be able to participate on the Note Trader platform.

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

Note listings will have a seven-day auction bidding period, but selling subscribers may elect to end the listing early at any time after a winning bid is made. Selling subscribers may also add an “automatic sale” feature to their Note listing, which would end the bidding period on a Note listing immediately after the listing receives an initial bid equal to an automatic sale price set by the selling subscriber. In such instances the Note be sold to the subscriber who placed the winning bid, however the sale will not settle until the day after the original seven day auction bidding period was set to end.

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

Note listings will include a link to the original listing (including the listing title credit data and original bidding history) for the Borrower Loan that corresponds to the Note being offered for sale. Although Note listings will be displayed publicly on the Note Trader platform, the borrower’s payment history and corresponding listings will be viewable only by registered subscribers.

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

Close of Bidding and Sale of Notes. When a Note listing ends with a winning bidder, upon settlement of the sale of the Note to the winning bidder, which will normally occur on the business day following expiration of the Note listing, the final sale price is withdrawn from the winning subscriber’s pooled funding account balance to pay the selling subscriber. The transaction fee is deducted from the sale price and retained by FOLIOfn Investments, Inc.

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

Sale of Loans Purchased through Whole Loan Channel

Borrower Loans may not be sold through the Note Trader Platform. Investor members who participate in the Whole Loan Channel may transfer ownership of Borrower Loans to institutional investors that meet the eligibility requirements of the Whole Loan Channel, subject to certain notice requirements our right to continue servicing the transferred Borrower Loans.

Item 1A.	Risk Factors

The Notes and PMI Management Rights involve a high degree of risk. You should carefully consider the risks described below, together with all of the other information in this Annual Report before making a decision to invest in the Notes and PMI Management Rights. If any of the following risks actually occurs, you might lose all or part of your investment in the Notes and PMI Management Rights. Before making an investment decision, you should carefully consider these risks. While we believe the risks and uncertainties described below include all material risks currently known by us, it is possible that these may not be the only ones we face.  If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected.

RISKS RELATED TO BORROWER DEFAULT

The Notes are risky and speculative investments for suitable investors only.

Investors should be aware that the Notes offered through our marketplace are risky and speculative investments. The Notes are special, limited obligations of PFL and depend entirely for payment on PFL’s receipt of payments under the corresponding Borrower Loans. Notes are suitable only for investors of adequate financial means. If an investor cannot afford to lose the entire amount of such investor’s investment in the Notes, the investor should not invest in the Notes.

Payments on the Notes depend entirely on payments PFL receives on corresponding Borrower Loans. If a borrower fails to make any payments on the corresponding Borrower Loan related to a Note, payments on such Note will be correspondingly reduced.

PFL will only make payments pro rata on a series of Notes after it receives a borrower’s payment on the corresponding Borrower Loan, net of servicing fees. PFL also will retain from the funds received from the relevant borrower and otherwise available for payment on the Notes any non-sufficient funds fees and the amounts of any attorneys’ fees or collection fees our in-house collections department, a third-party servicer or collection agency imposes in connection with collection efforts. Under the terms of the Notes, if PFL does not receive any or all payments on the corresponding Borrower Loan, payments on the Note will be correspondingly reduced in whole or in part. If the relevant borrower does not make a payment on a specific monthly loan payment date, no payment will be made on the Note on the corresponding succeeding Note payment date.

Information supplied by applicants may be inaccurate or intentionally false. Information regarding income and employment is not verified in many cases.

Applicants supply a variety of information regarding the purpose of the loan, income, occupation, and employment status that is included in borrower listings. We do not verify the majority of this information, which may be incomplete, inaccurate or intentionally false. Applicants may misrepresent their intentions for the use of Borrower Loan proceeds. Neither we nor WebBank verifies any statements by applicants as to how loan proceeds are to be used nor do we or WebBank confirm after loan funding how loan proceeds were used. All listings are posted to our marketplace without our verifying the information provided by the applicant, including the borrower’s stated income, employment status or occupation. Investor members should not rely on an applicant’s self-reported information such as income, employment status, or occupation in making investment decisions. In the cases in which we select applicants for income and employment verification, the verification is normally done after the listing has been created but prior to the time the Borrower Loan is funded. For the period from July 13, 2009 to December 31, 2014, we verified employment and/or income on approximately 60% of the Borrower Loans originated through our marketplace on a unit basis (117,992 out of 196,904) and approximately 78% of originations on a dollar basis ($1,738 million out of $2,239 million). We selected these listings based on a combination of factors, including amount of loan requested, Prosper Rating, debt-to-income ratio and stated income. Listings do not disclose the identity of applicants, and investors have no ability to obtain or verify applicant information either before or after they purchase a Note. If an applicant supplies false, misleading or inaccurate information, an investor may lose part or all of the purchase price paid for a Note. Under PFL’s Administration Agreement with PMI, PMI is required to perform borrower identity and financial information verification services for PFL. See “Item 1. Business—Borrower Identity and Financial Information Verification” for more information. The number or percentage of applicants whose income and employment information is verified in relation to future listings may differ from the historical information supplied above. No assurance is made that such information will be verified with respect to any particular applicant or borrower. Neither the indenture trustee nor holders of any Notes will have any contractual or other relationship with any borrower that would enable the indenture trustee or such holder to make any claim against such borrower for fraud or breach of any representation or warranty in relation to any false, incomplete or misleading information supplied by such borrower in relation to the relevant Borrower Loan or Note.

The Borrower Loans are not secured by any collateral or guaranteed or insured by any third party, and investors must rely on us or a third-party collection agency to pursue collection against any borrower.

Borrower Loans are unsecured obligations of borrower members. They are not secured by any collateral, and they are not guaranteed or insured by PFL, PMI or any third party or backed by any governmental authority in any way. We and our third-party collection agencies will, therefore, be limited in our ability to collect on Borrower Loans. Moreover, Borrower Loans are obligations of borrowers to PFL as successor to WebBank, not obligations to the holders of Notes. Holders of the Notes will have no recourse to the borrowers and no ability to pursue borrowers to collect payments under Borrower Loans. Holders of the Notes may look only to PFL for payment of the Notes. Furthermore, if a borrower fails to make any payments on the Borrower Loan, the holders of the Notes corresponding to that Borrower Loan will not receive any payments on their Notes. The holders of such Notes will not be able to pursue collection against the borrower and will not be able to obtain the identity of the borrower in order to contact the borrower about the defaulted Borrower Loan.

The maximum debt-to-income ratio for applicants is 50%.

Debt-to-income (“DTI”) is a measurement of a borrower’s ability to take on additional debt. While there is an upper limit of 50% on the DTI ratio for eligible borrowers in our marketplace, borrowers with higher DTI ratios may represent a greater risk of default than borrowers with lower DTI ratios. Note that the measure of DTI for eligibility decisions does not include the amount of the requested Borrower Loan, whereas the measure of DTI presented in a listing includes the amount of the requested Borrower Loan.

The credit information of an applicant may be inaccurate or may not accurately reflect the applicant’s creditworthiness, which may cause an investor to lose all or part of the price paid for a Note.

We obtain applicant credit information from consumer reporting agencies, and assigns Prosper Ratings to listings based in part on the applicant’s credit score. A credit score that forms a part of the Prosper Rating assigned to a listing may not reflect the applicant’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data. Similarly, the credit data taken from the applicant’s credit report and displayed in listings may also be based on outdated, incomplete or inaccurate consumer reporting data. We do not verify the information obtained from the applicant’s credit report. Moreover, investor members do not, and will not, have access to financial statements of applicants or to other detailed financial information about applicants.

The Prosper Rating may not accurately set forth the risks of investing in the Notes and no assurances can be provided that actual loss rates for the Notes will come within the estimated loss rates indicated by the Prosper Rating.

If we include in a listing a Prosper Rating that is different from the Prosper Rating calculated by us or calculate the Prosper Rating for a listing incorrectly, and such error materially and adversely affects a holder’s interest in the related Note, PFL will indemnify the holder or repurchase the Note. PFL will not, however, have any indemnity or repurchase obligation under the Amended and Restated Indenture, the Notes, the investor agreement or any other agreement associated with the Note Channel as a result of any other inaccuracy with respect to a listing’s Prosper Score or Prosper Rating. For example, the Prosper Rating for a listing could be inaccurate because the applicant’s credit report contained incorrect information. Similarly, the Prosper Rating does not reflect the substantial risk associated with the facts that (i) we do not verify much of the applicant information on which the Prosper Rating is based and (ii) much of such information is provided directly by the applicants themselves, who remain anonymous to potential Note purchasers. In addition, the Prosper Rating does not reflect PFL’s credit risk as a debtor (such credit risk exists even though, as the debtor on the Notes, PFL’s only obligation is to pay to the Note holders their pro rata shares of collections received on the related Borrower Loans net of applicable fees). If PFL repurchases any Notes, PMI will concurrently repurchase the related PMI Management Right for zero consideration. PFL’s repurchase obligations under the Amended and Restated Indenture, the Notes, the investor agreement or any other agreement associated with the Note Channel, and PMI’s concurrent repurchase of the related PMI Management Rights, do not affect a Note holder’s rights under federal or state securities laws. A Prosper Rating is not a recommendation by us to buy, sell or hold a Note. In addition, no assurances can be provided that actual loss rates for the Notes will fall within the expected loss rates indicated by the Prosper Rating. The interest rates on the Notes might not adequately compensate Note purchasers for these additional risks. See “Item 1. Business—Note Repurchase and Indemnification Obligations” for more information.

Investor members who use the Quick Invest tool may face additional risk of funding Borrower Loans that have been erroneously selected by Quick Invest.

Since it was first implemented by us in July 2011 through December 31, 2014, the Quick Invest tool has experienced programming errors that affected 8,630 Notes out of the 5,766,801 Notes purchased. The Quick Invest Tool has not had any reported errors since April 2013.

In the event of any errors in Quick Invest that cause an investor to purchase a Note from PFL that such investor would not otherwise have purchased or that differs materially from the Note such investor would have purchased had there been no error, PFL will either repurchase the Note, indemnify the investor against losses suffered on that Note or cure such error. See “Item 1A. Risk Factors—Risks Related to PFL and PMI our marketplace and PFL and PMI’s Ability to Service the Notes” for more information.

Some borrowers may use our marketplace to defraud investors, which could adversely affect investors’ ability to recoup their investment.

We use identity and fraud checks with external databases to authenticate each borrower’s identity. There is a risk, however, that these checks could fail in the future and fraud may occur. In addition, applicants may misrepresent their intentions regarding loan purpose or other information contained in listings, and we do not verify the majority of this information. While PFL will indemnify an investor or repurchase Notes in limited circumstances (including, e.g., a material payment default on the Borrower Loan resulting from verifiable identity theft), it is not obligated to indemnify an investor or repurchase a Note from an investor if the investment is not realized in whole or in part due to fraud (other than verifiable identity theft) in connection with a loan listing, or due to false or inaccurate statements or omissions of fact in a listing, whether in credit data, a borrower member’s representations, similar indicia of borrower intent and ability to repay the Borrower Loan. If PFL repurchases a Note, the repurchase price will be equal to the Note’s outstanding principal balance and will not include accrued interest. If PFL repurchases any Notes, PMI will concurrently repurchase the related PMI Management Rights for zero consideration. See “Item 1. Business—Note Repurchase and Indemnification Obligations” for more information.

The fact that we have the exclusive right and ability to investigate claims of identity theft in the origination of Borrower Loans creates a significant conflict of interest between us and the investors.

We have the exclusive right to investigate claims of identity theft and determine, in our sole discretion, whether verifiable identity theft has occurred. Verifiable identity theft triggers an obligation by PFL to either repurchase the related Notes or indemnify the applicable Note holders. As we are the sole entities with the ability to investigate and determine verifiable identity theft, which triggers PFL’s repurchase or indemnification obligation, a conflict of interest exists. Investors rely solely on us to investigate incidents that might require PFL to indemnify the applicable Note holders or repurchase the related Notes. The denial of a claim under PFL’s identity theft guarantee would save PFL from its indemnification or repurchase obligation. See “Item 1. Business—Note Repurchase and Indemnification Obligations” for more information

PFL does not have significant historical performance data about performance on the Borrower Loans. Loss rates on the Borrower Loans may increase and prior to investing you should consider the risk of non-payment and default.

Borrower Loans were first offered through our marketplace in February 2006. The estimated loss rates displayed on listings and used to determine the Prosper Rating have been developed from the loss histories of all Borrower Loans originated through our marketplace. However, future Borrower Loans originated through our marketplace may default more often than similar Borrower Loans have defaulted in the past, which increases the risk of investing in the Notes.

If payments on the Borrower Loan corresponding to an investor’s Note become more than 30 days overdue, such investor will be unlikely to receive the full principal and interest payments that were expected on the Note, and such investor may not recover the original purchase price on the Note.

We may refer Borrower Loans that become past due to a third party collection agency for collection or we may collect on such Borrower Loans directly. If a borrower fails to make a required payment on a Borrower Loan within 30 days of the due date, we will pursue reasonable collection efforts in respect of the Borrower Loan. Referral of a delinquent Borrower Loan to a collection agency within five business days after it becomes thirty days past due will be considered reasonable collection efforts. If payment amounts on a delinquent Borrower Loan are received from a borrower after the loan has been referred to our in-house collections department or an outside collection agency, we or that collection agency may retain a percentage of that payment as a fee before any principal or interest becomes payable to an investor. Collection fees may be up to 40% of recovered amounts, in addition to any legal fees and transaction fees associated with accepting payments incurred in the collection effort.

For some non-performing Borrower Loans, we may not be able to recover any of the unpaid loan balance and, as a result, an investor who has purchased a corresponding Note may receive little, if any, of the unpaid principal and interest payable under the Note. Investors must rely on our collection efforts or the applicable collection agency to which such Borrower Loans are referred. Investors are not permitted to attempt to collect payments on the Borrower Loans in any manner.

Late payment performance is an early indicator of charge off probability. Of all Borrower Loans originated between July 13, 2009 and December 31, 2014, 8.2% have been greater than 30 days past due at any time and 7.3% have been greater than 60 days past due at any time. As of December 31, 2014, 13,261 or 6.8% of all Borrower Loans originated between July 13, 2009 and December 31,

2014 have been referred to a collection agency for collection proceedings. The average recovery on such Borrower Loans through December 31, 2014, is $286, net of collection fees. In addition, of the 13,261 Borrower Loans referred to a collection agency, a total of 9,585 or 72.3% of such loans have been charged off.

Loss rates on the Borrower Loans may increase as a result of economic conditions beyond our control and beyond the control of the borrower member.

Borrower Loan loss rates may be significantly affected by economic downturns or general economic conditions our control and beyond the control of individual borrowers. In particular, loss rates on Borrower Loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer confidence, residential real estate values, the value of the U.S. dollar, energy prices, changes in consumer spending, the number of personal bankruptcies, disruptions in the credit markets and other factors.

In the unlikely event that PFL receives payments on the Borrower Loan corresponding to an investor’s Note after the final maturity date, such investor will not receive payments on that Note after maturity.

Each Note will mature on the initial maturity date, unless any principal or interest payments in respect of the corresponding Borrower Loan remain due and payable to PFL upon the initial maturity date, in which case the maturity of the Note will be automatically extended to the final maturity date. If there are any amounts under the corresponding Borrower Loan still due and owing to PFL on the final maturity date, PFL will have no further obligation to make payments on the related Notes, even if it receives payments on the corresponding Borrower Loan after such date.

The Borrower Loans do not restrict borrowers from incurring additional unsecured or secured debt, nor do they impose any financial restrictions on borrowers during the term of the Borrower Loan, which may impair an investor’s ability to receive the full principal and interest payments that such investor expects to receive on a Note.

If a borrower incurs additional debt after the date of the Borrower Loan, the additional debt may impair the ability of that borrower to make payments on his or her Borrower Loan and an investor’s ability to receive the principal and interest payments that such investor expects to receive on a corresponding Note. In addition, the additional debt may adversely affect the borrower’s creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of the borrower. To the extent that the borrower has or incurs other indebtedness and cannot pay all of his or her indebtedness, the borrower may choose to make payments to other creditors, rather than to PFL.

To the extent borrowers incur other indebtedness that is secured, such as a mortgage, a home equity line or an auto loan, the ability of the secured creditors to exercise remedies against the assets of the borrower may impair the borrower’s ability to repay the Borrower Loan on which an investor’s Note is dependent for payment. Borrowers may also choose to repay obligations under secured indebtedness or other unsecured indebtedness before repaying Borrower Loans because there is no collateral securing the Borrower Loans. An investor will not be notified if a borrower incurs additional debt after the date a loan listing is posted.

A borrower may request that his or her bank “chargeback” a payment on a Borrower Loan upon which a Note is dependent for payment and request a refund on that payment, resulting in a delinquency on the payment and a possible negative cash balance in an investor’s account.

A borrower chargeback is a process by which a borrower who has made a payment on a Borrower Loan has his or her bank cancel the payment or request a refund of that payment. We withhold payments to investors up to six business days after a related borrower payment is initiated. If the chargeback occurs six or more days after the initiation of payment, an investor must rely on us to contest the chargeback if we deem it appropriate. If a borrower successfully processes a chargeback six or more days after initiation of payment, such payment will be deducted from an investor’s member account, and if such investor has withdrawn funds in the interim, a negative cash balance may result. Amounts received on Borrower Loans corresponding to an investor’s Notes payments and deposited into such investor’s member account are subject to set-off against any negative balance or shortfall in the member account. See “Item 1. Business—Structure of Investor Member Accounts and Treatment of Investor Member Balances” for more information.

Marketplace lending is a new lending method and our marketplace has a limited operating history. Borrowers may not view or treat their obligations to PFL as having the same significance as loans from traditional lending sources.

The investment return on the Notes depends on borrowers fulfilling their payment obligations in a timely and complete manner under the corresponding Borrower Loan. Borrowers may not view marketplace lending obligations originated through our marketplace as having the same significance as other credit obligations arising under more traditional circumstances. If a borrower neglects his or her payment obligations on a Borrower Loan upon which payment of an Investor’s Note is dependent or chooses not to repay his or her Borrower Loan entirely, such investor may not be able to recover any portion of the investment in a Note.

Our marketplace may fail to comply with applicable law, which could limit our ability to collect on Borrower Loans.

The Borrower Loans are subject to federal and state consumer protection laws. Our marketplace may not always be, and may not always have been, in compliance with these laws. Failure to comply with the laws and regulatory requirements applicable to our marketplace may, among other things, limit our or a collection agency’s ability to collect all or part of the principal of or interest on Borrower Loans. See “Item 1. Government Regulation” for more information.

We regularly review the requirements of these laws and takes measures aimed at ensuring that the Borrower Loans originated through our marketplace meet the requirements of all applicable laws. However, determining compliance with all applicable laws is a complex matter and it is possible that our determination may be inaccurate or incorrect. Also, changes in law, either due to court decisions, regulatory interpretations or rulings, or new legislation, may adversely affect the collectability of a Borrower Loan.

In general, the Borrower Loans do not contain any cross-default or similar provisions. If a borrower defaults on any of his or her other debt obligations, our ability to collect on the Borrower Loan on which an investor’s Note is dependent for payment may be substantially impaired.

The Borrower Loans do not contain cross-default provisions. A cross-default provision makes a default under certain debt of a borrower an automatic default on other debt of that borrower. Because the Borrower Loans do not contain cross-default provisions, a Borrower Loan will not be placed automatically in default upon that borrower’s default on any of the borrower’s other debt obligations. If a borrower defaults on debt obligations owed to a third party and continues to satisfy the payment obligations under the Borrower Loan, the third party may seize the borrower’s assets or pursue other legal action against the borrower before the borrower defaults on the Borrower Loan.

Borrowers may seek the protection of debtor relief under federal bankruptcy or state insolvency laws, which may result in the nonpayment of an investor’s Notes.

Borrowers may seek protection under federal bankruptcy law or similar laws. If a borrower files for bankruptcy (or becomes the subject of an involuntary petition), a stay will go into effect that will automatically put any pending collection actions on the Borrower Loan on hold and prevent further collection action absent bankruptcy court approval. If we receive notice that a borrower has filed for protection under the federal bankruptcy laws, or has become the subject of an involuntary bankruptcy petition, we will put the borrower’s account into “bankruptcy status.” When this occurs, we terminate automatic monthly ACH debits on Borrower Loans and we will not undertake collection activity without bankruptcy court approval. Whether any payment will ultimately be made or received on a Borrower Loan after a bankruptcy status is declared depends on the borrower’s particular financial situation. In most cases, however, unsecured creditors such as PFL receive nothing, or only a fraction of their outstanding debt. See “Item 1. Business—Loan Servicing and Collection” for more information.

Federal law entitles borrowers who enter active military service to an interest rate cap and certain other rights that may inhibit the ability to collect on Borrower Loans and reduce the amount of interest paid on the corresponding Notes.

Federal law provides borrowers on active military service with rights that may delay or impair our ability to collect on a Borrower Loan corresponding to an investor’s Note. The Servicemembers Civil Relief Act (“SCRA”) requires that the interest rate on preexisting debts, such as Borrower Loans, be set at no more than 6% while the qualified service member or reservist is on active duty. A holder of a Note that is dependent on such a Borrower Loan for payment will not receive the difference between 6% and the original stated interest rate for the Borrower Loan during any such period. The SCRA law also permits courts to stay proceedings and execution of judgments against service members and reservists on active duty, which may delay recovery on any Borrower Loans in default, and, accordingly, payments on the corresponding Notes. If there are any amounts under such a Borrower Loan still due and owing to PFL after the final maturity of the corresponding Notes, PFL will have no further obligation to make payments on the Notes, even if it receives payments on the Borrower Loan after the final maturity of the Notes. We do not take military service into account in assigning a Prosper Rating to loan listings. In addition, as part of the borrower registration process, do not request borrower members to confirm if they are qualified service members or reservists within the meaning of the SCRA. See “Item 1. Government Regulation” for more information.

As of December 31, 2014, no Borrower Loans, are subject to the SCRA.

The death of a borrower may substantially impair an investor’s ability to recoup the full purchase price of a Note or to receive the interest payments that such investor expects to receive on the Note.

If a borrower dies while his or her Borrower Loan is still outstanding, generally, we will seek to work with the executor of the borrower’s estate to obtain repayment of the loan. However, the borrower’s estate may not contain sufficient assets to repay the loan, or the related executor or trustee may prioritize repayment of other creditors. In addition, if a borrower dies near the end of the term of his or her Borrower Loan, it is unlikely that any further payments will be made on the corresponding Notes, because the time required for the probate of the borrower’s estate will probably extend beyond the final maturity date of the Notes.

RISKS INHERENT IN INVESTING IN THE NOTES

The Notes are special, limited obligations of PFL only and are not directly secured by any collateral or guaranteed or insured by PMI or any third party.

The Notes will not represent an obligation of borrowers, PMI or any other party except PFL, and are special, limited obligations of PFL. The Notes are not guaranteed or insured by PMI, any governmental agency or instrumentality or any third party. Although PFL has granted the indenture trustee, for the benefit of the Note holders, a security interest in the Borrower Loans corresponding to the Notes, the payments and proceeds that PFL receives on such Borrower Loans, the bank account in which such Borrower Loan payments are deposited and the FBO Funding account, the Note holders do not themselves have a direct security interest in the Borrower Loans or the right to payment thereunder. If an event of default under the Amended and Restated Indenture were to occur, the Note holders would be dependent on the indenture trustee’s ability to realize on the collateral and make payments on the Notes in the manner contemplated by the Amended and Restated Indenture. In addition, although PFL will take all actions that it believes are required under applicable law to perfect the security interest of the indenture trustee in the collateral, if its analysis of the required actions is incorrect or if it fails timely to take any required action, the indenture trustee’s security interest may not be effective and holders of the Notes could be required to share the collateral (and any proceeds thereof) with PFL’s other creditors, or, if a bankruptcy court were to order the substantive consolidation of PMI and PFL (as described below), PMI’s creditors.

PFL is not obligated to indemnify Note holders or repurchase Notes except in limited circumstances.

PFL is only obligated to repurchase Notes or indemnify holders of Notes in limited circumstances. These circumstances include if (i) a material payment default under the corresponding Borrower Loan occurs as a result of verifiable identify theft or (ii) we include a Prosper Rating in a listing that is different from the Prosper Rating we calculated, or we calculate the Prosper Rating incorrectly. PFL is not required to repurchase Notes or indemnify holders of Notes, however, if the holder’s investment is not realized in whole or in part due to fraud other than identity theft, or due to other false or inaccurate statements or omissions of fact in a listing, whether in credit data, borrower representations or similar indicia of borrower intent and ability to repay the loan. Nor is PFL under any obligation to repurchase a Note or indemnify any holder of Notes if a correctly-determined Prosper Rating fails to accurately predict the actual losses on a Borrower Loan.

PFL might incur indemnification and repurchase obligations that exceed its projections, in which case it may not have sufficient capital to meet its indemnification and repurchase obligations.

PFL believes its fee income will be sufficient to meet its reasonably anticipated indemnification and repurchase obligations. In determining its expected capital needs with respect to indemnification and repurchase obligations, PFL considers the history of such obligations incurred by it and PMI.  Nonetheless, there can be no assurance that if PFL is obligated to repurchase a Note or indemnify a Note holder, that it will be able to meet its repurchase or indemnification obligations. If PFL is unable to meet its indemnification and repurchase obligations with respect to a Note, the investor in such Note may lose all of such investor’s investment in the Note.

If an investor decides to invest through our marketplace and concentrate his or her investment in a single Note, such investor may increase his or her risk of borrower defaults.

The expected return on an investor’s investment in Notes depends on the performance of the borrowers under the corresponding Borrower Loans. There are a wide range of Prosper Ratings and listings in the marketplace and PFL expects some borrowers to default on their loans. If an investor decides to invest through our marketplace and concentrate his or her investment in a single Note, such investor’s entire return will depend on the performance of a single Borrower Loan. For example, if an investor plans to purchase $200 (not in thousands) of Notes, and chooses to invest the entire $200 (not in thousands) in a single Note instead of in eight $25 (not in thousands) Notes corresponding to the Borrower Loans of eight different borrowers, such investor’s entire $200 (not in thousands) investment will depend on the performance of a single Borrower Loan. Investors may find it desirable to diversify their portfolio in order to reduce the risk that they could lose their entire investment due to a single default, or a small number of defaults. However, diversification does not eliminate the risk that investors may lose some, or all, of their investment in Notes.

Our marketplace allows a borrower member to prepay a Borrower Loan at any time without penalty. Borrower Loan prepayments will extinguish or limit an investor’s ability to receive additional interest payments on a Note.

Borrower Loan prepayment occurs when a borrower decides to pay some or all of the principal amount on a Borrower Loan earlier than originally scheduled. Borrowers may decide to prepay all or a portion of the remaining principal amount due under a Borrower Loan at any time without penalty. In the event of a prepayment of the entire remaining unpaid principal amount of a Borrower Loan on which an investor’s Note is dependent for payment, such investor will receive his or her share of such prepayment but further interest will not accrue on such Borrower Loan or on such Note after the date on which the payment is made. If the borrower prepays a portion of the remaining unpaid principal balance, the term of the Borrower Loan will not change, but interest will cease to accrue on the prepaid portion, and an investor will not receive all of the interest payments that such investor originally expected to receive on the Note corresponding to such Borrower Loan. In addition, such investor may not be able to find a similar rate of return on another investment at the time at which the Borrower Loan is prepaid. Prepayments are subject to PFL’s servicing fee, even if the prepayment occurs immediately after issuance of a Note.

Prevailing interest rates may change during the term of the Notes. If this occurs, investors may receive less value from the purchase of Notes in comparison to other ways they may invest their money. Additionally, borrowers may prepay their Borrower Loans due to changes in interest rates, and investors may not be able to redeploy the amounts received from prepayments in a way that offers the return expected from the Notes.

The Borrower Loans on which the Notes are dependent for payment bear fixed, not floating, rates of interest. If prevailing interest rates increase, the interest rates on Notes investors purchase might be less than the rate of return they could earn if they had invested the purchase price in a different investment.

We may not set appropriate interest rates for Borrower Loans.

If we set interest rates for Borrower Loans too low, investors may not be compensated appropriately for the level of risk that they are assuming in purchasing Notes, while setting the interest rate too high may increase the risk of non-payment. In either case, failure to set rates appropriately may adversely impact the ability of investors to receive returns on their Notes that are commensurate with the risks they have assumed in acquiring such Notes.

The PMI Management Rights attached to the Notes will not comprise collateral for the Notes nor generate any funds that will be payable to the holders of Notes.

There are no payment obligations on the part of PMI or any third party under or in relation to the PMI Management Rights that are in any way related to borrower obligations in relation to the Borrower Loans or in any way related to PFL’s payment obligations in relation to the Notes. The PMI Management Rights attached to the Notes will not comprise collateral for the Notes nor guarantees of any Borrower Loans or Notes, nor generate any funds or proceeds that will be payable to PFL, the indenture trustee or holders of Notes in relation to any Borrower Loans or Notes. Holders of Notes will have no recourse to PMI or its assets in relation to payments on Borrower Loans or Notes. If PFL repurchases any Notes, PMI will concurrently repurchase the related PMI Management Right for zero consideration. PFL’s repurchase obligations under the Amended and Restated Indenture, the Notes, the investor agreement or any other agreement associated with the Note Channel, and PMI’s concurrent repurchase of the related PMI Management Rights, do not affect investors’ rights under federal or state securities laws.

Holders of the PMI Management Rights, collectively through the indenture trustee, have a limited contractual ability to enforce PMI’s obligations under the Administration Agreement. As a result, investors will have a limited contractual ability to require that PMI perform its obligations under the Administration Agreement.

Pursuant to the Administration Agreement, PMI provides three kinds of services to PFL: (i) Loan Platform Administration Services (managing the operation of our marketplace), (ii) Corporate Administration Services (providing back-office services to PFL, such as maintaining books and records, making periodic regulatory filings, performing limited cash management functions, etc.), and (iii) Loan and Note Servicing Services (servicing the Borrower Loans and Notes originated through our marketplace). Holders of PMI Management Rights do not have the contractual right, individually, to enforce PMI’s obligations under the Administration Agreement. Holders representing at least 25% of the outstanding Notes, collectively, have the contractual right to cause the indenture trustee to take action as a third-party beneficiary of the Administration Agreement to enforce PMI’s marketplace administration and corporate administration obligations under the Administration Agreement. Holders representing at least 25% of the combined total of the outstanding Note, collectively, have the contractual right to cause the indenture trustee to take action as a third-party beneficiary of the Administration Agreement to enforce PMI’s loan servicing obligations under the Administration Agreement. All such collective contractual rights are subject to certain conditions set forth in the Amended and Restated Indenture. Those conditions include, for example, that the holders indemnify the trustee for taking such action. If PMI fails to adequately perform Loan and Note Servicing Services under the Administration Agreement, and if PFL is unable to timely replace PMI as the servicer of the Notes, investors’

ability to receive principal and interest payments on Notes may be substantially impaired, even if their portfolio of Notes is well diversified and the Borrower Loans are paying on schedule. In addition, although PFL has a back- up provider in place for PMI as Loan and Note Servicer under the Administration Agreement, PFL does not have a back-up provider for the Loan Platform Administration Services or the Corporate Administration Services that PMI is obligated to provide. The failure of PMI to adequately perform those services could adversely affect investors’ ability to benefit from those services. PMI’s obligations to provide services under the Administration Agreement may be terminated by PMI or by PFL under certain circumstances.

Notwithstanding the limitations on the ability of holders of PMI Management Rights to contractually enforce PMI’s obligations under the Administration Agreement, holders of PMI Management Rights will have rights under the federal securities laws that are not limited, contractually or otherwise.

The Notes will not be listed on any securities exchange, will not be transferable except through the Foliofn Note Trader platform, and can be held only by PFL’s investors. Investors should be prepared to hold the Notes they purchase until they mature.

The Notes will not be listed on any securities exchange. All Notes must be held by PFL’s investors. The Notes will not be transferable except through the Foliofn Note Trader platform and there can be no assurance that a market for Notes will continue to develop on the Foliofn Note Trader platform, or that the Foliofn Note Trader platform will continue in operation. Therefore, investors must be prepared to hold their Notes to maturity. See “Item 1. Business—Note Trader Platform” for more information.

If the Foliofn Note Trader platform fails to develop, or if the Foliofn Note Trader platform develops but investors cannot find purchasers for the Notes they wish to sell, they will be forced to hold the Notes for their remaining term.

We cannot guarantee that the Foliofn Note Trader platform will continue to develop. A Note offered for sale on the Foliofn Note Trader platform must be purchased in its entirety by a single investor, and Notes with a high outstanding principal balance may be more difficult to sell due to the smaller number of investors with the ability to purchase such Notes.

If an investor chooses to post a Note for sale on the Foliofn Note Trader platform, he or she may not realize the expected return on his or her investment due to changes in the creditworthiness of the borrower under the corresponding Borrower Loan.

The ability to sell a Note on the Foliofn Note Trader platform does not guarantee that an investor will be able to find another investor willing to buy the Note at a price acceptable to the selling investor, or at all. If the borrower becomes delinquent in payments under the corresponding Borrower Loan upon which an investor’s Note is dependent for payment, such investor’s ability to sell the Note on the Foliofn Note Trader platform will be substantially impaired. The investor may have to offer the Note for sale at a substantial discount, and there is no guarantee that such investor will receive the expected value of the Note or any value at all. Additionally, investors may be less willing to bid for and purchase a Note if prevailing interest rates have changed or other investing activities have proven more attractive while the selling investor has held the Note.

Investors do not earn interest on funds held in the FBO Funding account.

An investor’s member account represents an interest in a FBO Funding account that does not earn interest. See “Item 1. Business—Structure of Lender Member Accounts and Treatment of Lender Member Balances” for more information

The U.S. federal income tax consequences of an investment in the Notes are uncertain.

There are no statutory provisions, regulations, published rulings or judicial decisions that directly address the characterization of the Notes or instruments similar to the Notes for U.S. federal income tax purposes. However, although the matter is not free from doubt because payments on the Notes are dependent on payments on the corresponding Borrower Loan, PFL intends to treat the Notes as its debt instruments that have original issue discount (“OID”) for U.S. federal income tax purposes. Where required, PFL intends to file information returns with the U.S. Internal Revenue Service (“IRS”) in accordance with such treatment unless there is a change or clarification in the law, by regulation or otherwise, that would require a different characterization of the Notes. Investors should be aware, however, that the IRS is not bound by PFL’s characterization of the Notes and the IRS or a court may take a different position with respect to the Notes’ proper characterization. For example, the IRS could determine that, in substance, each investor owns a proportionate interest in the corresponding Borrower Loan for U.S. federal income tax purposes or, for example, the IRS could instead treat the Notes as a different financial instrument (including an equity interest or a derivative financial instrument). Any different characterization could significantly affect the amount, timing, and character of income, gain or loss recognized in respect of a Note. For example, if the Notes are treated as PFL’s equity, (i) PFL would be subject to U.S. federal income tax on income, including interest, accrued on the corresponding Borrower Loans but would not be entitled to deduct interest or OID on the Notes, and (ii) payments on the Notes would be treated by the holder for U.S. federal income tax purposes as dividends (that may be ineligible for reduced rates of U.S. federal income taxation or the dividends-received deduction) to the extent of PFL’s earnings and profits as computed for U.S. federal income tax purposes. A different characterization may significantly reduce the amount available to pay interest on the Notes. Investors are strongly advised to consult their own tax advisor regarding the U.S. federal, state, local and non-U.S. tax consequences of the purchase, ownership, and disposition of the Notes (including any possible differing treatments of the Notes).

PFL’s ability to pay principal and interest on a Note may be affected by its ability to match the timing of its income and deductions for U.S. federal income tax purposes.

Investors should be aware that PFL’s ability to pay principal and interest on a Note may be affected by its ability, for U.S. federal income tax purposes, to match the timing of income it receives from a corresponding Borrower Loan that it holds and the timing of deductions that it may be entitled to in respect of payments made on the Notes that it issues. For example, if the Notes are treated as contingent payment debt instruments for U.S. federal income tax purposes but the corresponding Borrower Loans are not, there could be a potential mismatch in the timing of PFL’s income and deductions for U.S. federal income tax purposes, and PFL’s resulting tax liabilities could affect its ability to make payments on the Notes.

Participation in the funding of Borrower Loans could be viewed as creating a conflict of interest.

As is the practice with other marketplace lending companies, including our competitor, LendingClub, from time to time, we may fund portions of qualified loan requests in our marketplace and hold any Notes purchased as a result of such funding for our own individual accounts. Even though we will participate in Borrower Loans listed in our marketplace under the same terms and conditions and through the use of the same information that is made available to other potential investors in our marketplace, such participation may be perceived as involving a conflict of interest. For example, our funding of a Borrower Loan may cause the loan to fund, and in some cases, fund faster, than it would fund in the absence of our participation, which could benefit us to the extent that it ensures that one or the other of us generates the revenue associated with the loan.

During the year ended December 31, 2014, we did not purchase any Notes for investment.

RISKS RELATED TO PFL AND PMI, OUR MARKETPLACE AND OUR ABILITY TO SERVICE THE NOTES

Arrangements for back-up servicing are limited. If PMI fails to maintain operations or the Administration Agreement is rejected or terminated (in bankruptcy or otherwise), investors may experience a delay and increased cost in respect of their expected principal and interest payments on Notes, and PFL may be unable to collect and process repayments from borrowers.

If PMI were to become subject to a bankruptcy proceeding, PMI may have the right to assume or reject the Administration Agreement between PFL and PMI (or the loan servicing provisions thereof) because a bankruptcy court may disallow termination of the Administration Agreement (or the loan servicing provisions thereof). If PMI elected to continue to perform under the Administration Agreement (or the loan servicing provisions thereof) without expressly assuming it or elected to assume the Administration Agreement (or the loan servicing provisions thereof), PMI would continue to perform its servicing obligations with respect to the Borrower Loans and the Notes. If PMI were to continue as servicer during the pendency of its bankruptcy proceeding, depending on the facts and circumstances at the time, PFL would determine whether the creation of new Borrower Loans would continue to be facilitated and new Notes issued through our marketplace. If PMI elected to reject the Administration Agreement (or the loan servicing provisions thereof), or if PMI was in default in performing its obligations thereunder, and PMI was unable to cure such default, the loan servicing provisions of the Administration Agreement (and likely also the other provisions thereof) would be terminated. If the loan servicing provisions of the Administration Agreement are terminated for any reason, PFL would attempt to transfer the loan servicing obligations on the Borrower Loans and Notes to a third party pursuant to its contractual agreements with investors.

PFL has entered into a back-up servicing agreement with a loan servicing company that is willing and able to transition servicing responsibilities from PMI. There can be no assurance, however, that this back-up servicer will be able to adequately perform the servicing of the outstanding Borrower Loans and Notes. If this back-up servicer assumes the servicing of the Borrower Loans and Notes, the back-up servicer may impose additional servicing fees, reducing the amounts available for payments on the Notes. Additionally, transferring these servicing obligations to the back-up servicer, particularly if such transfer is made when PMI is in bankruptcy and already defaulting in performance of its obligations under the Administration Agreement, may result in delays in the processing of collections on Borrower Loans and information with respect to amounts owed on Borrower Loans or, if our marketplace becomes inoperable, may prevent the back-up servicer from servicing the Borrower Loans and making principal and interest payments on the Notes. If the back-up servicer is not able to service the Borrower Loans and Notes effectively, investors’ ability to receive principal and interest payments on your Notes may be substantially impaired, even if their portfolio of Notes is well diversified and the corresponding Borrower Loans are paying on schedule.

In addition, it is unlikely that the back-up servicer would be able to perform functions other than servicing the outstanding Borrower Loans and Notes. For instance, the back-up servicer likely would not be able to facilitate the creation of new Borrower Loans through our marketplace, manage PFL’s marketing efforts or maintain the relationship with FOLIOfn Investments, Inc. necessary to ensure continued operation of the Note Trader platform. PFL believes that it could find one or more other parties who could perform these and any other functions necessary to fully operate our marketplace in the absence of PMI. However, it could take some time to find another such party or parties who could perform the necessary functions and it could take such party or parties additional time to become comfortable with the operation of our marketplace.

Moreover, PMI owns and has not transferred to PFL ownership of the computer hardware that it uses to host and maintain the website or agreements with third parties relating to the hosting and maintenance of the website. Although PMI’s retention of such hardware and agreements should not bear on a bankruptcy court’s analysis of the legal separateness of PMI and PFL (or their respective assets and liabilities), the cessation of or substantial reduction of the day-to-day operations of PMI (because of or during its bankruptcy or otherwise) would materially impair and delay the ability of PFL or a back-up service provider to retrieve data and information in the possession of PMI and to operate our marketplace or elements thereof relevant to Borrower Loan and Note servicing.

Any such delay or impairment that did not affect existing Note holders, because PFL or its back-up servicer proves able to continue servicing outstanding Borrower Loans and Notes, could nonetheless delay PFL’s ability to facilitate the creation of new Borrower Loans and issue new Notes through our marketplace, which could adversely affect PFL’s finances and customer relationships

Although PFL has been organized in a manner that is intended to minimize the likelihood that it will become subject to a bankruptcy proceeding, if this were to occur, the rights of the holders of the Notes could be uncertain, and payments on the Notes may be limited, suspended or stopped. The recovery, if any, of a holder on a Note may therefore be substantially delayed and substantially less than the principal and interest due and to become due on the Note.

Although PFL has been organized and is operated in a manner that is intended to minimize the likelihood that it will become subject to a bankruptcy or similar proceeding, if this were to occur, the recovery, if any, of a holder of a Note may be substantially delayed in time (for example, due to the imposition of a stay on payments by the bankruptcy court) and may be substantially less in amount than the principal and interest due and to become due on the Note even if a Note holder’s portfolio of Notes is well diversified and the Borrower Loans are paying on schedule. For example, PFL has structured its limited liability company agreement, and agreed to covenants in the Amended and Restated Indenture, that limit its activities in a manner that is intended to limit the possibility that it would voluntarily file for or could be required to file for bankruptcy. Among other things, PFL must receive the affirmative vote of its independent board members to file for bankruptcy. There is no guarantee, however, that its fee income from license fees and loan servicing fees will be sufficient to fund its contingent and other liabilities or that it will not enter into transactions that cause it to face solvency issues that ultimately could cause it to file for bankruptcy. Further, although PFL has granted the indenture trustee, for the benefit of the Note holders, a security interest in all of the Borrower Loans, all payments and proceeds it receives on the corresponding Borrower Loans and in the bank account in which the Borrower Loan payments are deposited, the holders of the Notes would still be subject to risks associated with PFL’s insolvency, bankruptcy or a similar proceeding.

If PFL becomes subject to a bankruptcy or similar proceeding, borrowers may delay payments or cease making payments at all.

Borrowers may delay or suspend making payments to PFL because of the uncertainties occasioned by its becoming subject to a bankruptcy or similar proceeding, even if the borrowers have no legal right to do so, and such delay would reduce, at least for a time, the funds that might otherwise be available to pay the Notes corresponding to those Borrower Loans. In addition, the commencement of the bankruptcy or similar proceeding may, as a matter of law, prevent PFL from making regular payments on the Notes, even if the funds to make such payments are available. Because the indenture trustee would be required to enforce its security interest in the Borrower Loans in a bankruptcy or similar proceeding, the indenture trustee’s ability to make payments under the Notes would be delayed, which may effectively reduce the value of any recovery that a holder of a Note may receive (and no such recovery can be assured) by the time any recovery is available.

If PFL becomes subject to a bankruptcy or similar proceeding, interest accruing upon and following such bankruptcy or similar proceeding may not be paid.

In a bankruptcy or similar proceeding for PFL, interest accruing on the Notes during the proceedings may not be part of the allowed claim of a holder of a Note. If the holder of a Note receives a recovery on the Note (and no such recovery can be assured), any such recovery may be based on, and limited to, the claim of the holder of the Note for principal and for interest accrued up to the date of the bankruptcy or similar proceeding, but not thereafter. Because a bankruptcy or similar proceeding may take months or years to complete, a claim based on principal and on interest only up to the start of the bankruptcy or similar proceeding may be substantially less than a claim based on principal and on interest through the end of the bankruptcy or similar proceeding.

If PFL becomes subject to a bankruptcy or similar proceeding a holder of a Note may not have any priority right to payment from the corresponding Borrower Loan, may not have any right to payment from funds in the deposit account, and may not have any ability to access funds in an FBO Funding account.

If PFL failed to perfect the security interest properly, investors may be required to share the proceeds of the Borrower Loans upon which their Notes are dependent for payment with PFL’s other creditors, including holders of other Notes or Borrower Loans. To the extent that proceeds of the Borrower Loans would be shared with PFL’s other creditors, any secured or priority rights of such other creditors may cause the proceeds to be distributed to such other creditors before any distribution is made to investors on the corresponding Notes.

If a payment is made on a Borrower Loan corresponding to a Note before PFL’s bankruptcy or similar proceeding is commenced, and those funds are held in the deposit account PFL maintains with Wells Fargo to collect borrower payments and have not been used by PFL to make payments on the Note as of the date the bankruptcy or similar proceeding is commenced, there can be no assurance that PFL will or will be able to use such funds to make payments on the Note. Other creditors of PFL (including holders of other Note or Borrower Loans) may be deemed to have rights to such funds or interests in the deposit account and monies credited thereto that are equal to or greater than the rights of the holder of the Note. See “Item 1. Business—Loan Servicing and Collection” for more information.

Although PFL believes that amounts funded by investors into the FBO Funding accounts should not be subject to claims of its creditors other than the investors for whose benefit the funds are held, the legal title to the FBO Funding accounts, and the attendant right to administer the FBO Funding accounts would be property of PFL’s bankruptcy estate. As a result, if PFL were to file for bankruptcy protection, the legal right to administer the funds in the FBO Funding accounts would vest with the bankruptcy trustee or debtor in possession. In that case, while neither PFL nor its creditors should be able to reach those funds, the indenture trustee or the investors may have to seek a bankruptcy court order lifting the automatic stay and permitting them to withdraw their funds. Investors may suffer delays in accessing their funds in the FBO Funding accounts as a result. Moreover, United States Bankruptcy Courts have broad powers at law and in equity and, if PFL has failed to properly segregate or handle investors’ funds, a bankruptcy court could determine that some or all of such funds were beneficially owned by PFL and therefore that they became available to PFL’s creditors generally. See “Item 1. Business—Loan Servicing and Collection” for more information.

In a bankruptcy or similar proceeding for PFL, the holder of a Note may be delayed or prevented from enforcing PFL’s repurchase obligations.

In a bankruptcy or similar proceeding for PFL, any right of a holder of a Note to require PFL to repurchase the Note or indemnify the holder of the Note under the circumstances set forth in the investor agreement or Note might not be enforceable, and such holder’s claim for such repurchase may be treated less favorably than a general unsecured obligation of PFL. For a discussion of the restrictions PFL has imposed upon itself and the formalities it has adopted under its organizational documents to minimize the likelihood of its becoming subject to a bankruptcy or similar proceeding, see “Item 1. Business—Our Company”

Although PFL has been organized in a manner that is intended to prevent it from being substantively consolidated with PMI in the event of PMI’s bankruptcy, if PFL were substantively consolidated in this manner, the rights of the holders of the Notes could be uncertain, and payments on the Notes may be limited, suspended or stopped. The recovery, if any, of a holder on a Note may therefore be substantially delayed and substantially less than the principal and interest due and to become due on the Note.

Although PFL has been organized and is operated in a manner that is intended to prevent it from being substantively consolidated with PMI in the event of PMI’s bankruptcy, if PMI became subject to a bankruptcy or similar proceeding and PFL were substantively consolidated with PMI, the risks described in the immediately preceding risk factors regarding (i) payment delays, (ii) uncollectability of interest accrued during the bankruptcy proceeding, (iii) being subordinated to the interests of PFL’s other creditors, and (iv) the indenture trustee’s inability to access funds in the deposit account or the FBO Funding accounts would all be present and, in addition, the same considerations would apply in relation to the claims of creditors of PMI, including that such creditors of PMI may be determined to have perfected security interests or unsecured claims that take precedence over or are at least equal in priority to those of creditors of PFL (including holders of Notes).

In addition, in a bankruptcy or similar proceeding of PMI, (i) the implementation of back-up servicing arrangements may be delayed or prevented, and (ii) PMI’s ability to transfer its servicing obligations to a back-up servicer or its other corporate and marketplace administration services and marketing services to third parties may be limited and subject to the approval of the bankruptcy court or other presiding authority. The bankruptcy process may delay or prevent the implementation of back-up servicing, which may impair the collection of Borrower Loans to the detriment of holders of the Notes.

For a discussion of the restrictions PFL has imposed upon itself and the formalities it has adopted under its organizational documents and agreed to in the Amended and Restated Indenture to prevent its being substantively consolidated with PMI in the event of PMI’s bankruptcy, see “Item 1. Business—Information about PFL and Prosper Marketplace, Inc.”

PMI owns and did not transfer to PFL ownership of the computer hardware that it uses to host and maintain the website or agreements with third parties relating to the hosting and maintenance of the website. Although PMI’s retention of such hardware and agreements should not bear on a bankruptcy court’s analysis of the legal separateness of PMI and PFL (or their respective assets and liabilities), the cessation of or substantial reduction of the day-to-day operations of PMI (because of or during its bankruptcy or otherwise) would materially impair and delay the ability of PFL or a back-up service provider to retrieve data and information in the possession of PMI and to operate our marketplace or elements thereof relevant to Borrower Loan and Note servicing.

PMI, in its capacity as servicer, has the authority to waive or modify the terms of a Borrower Loan without the consent of the Note holders.

Pursuant to the Administration Agreement, PMI is obligated to use commercially reasonable efforts to service and collect the Borrower Loans in accordance with industry standards. Subject to that obligation, the Administration Agreement grants PMI the authority to waive or modify any non-material term of a Borrower Loan or consent to the postponement of strict compliance with any such term or in any manner grant a non-material indulgence to any borrower. In addition, if a Borrower Loan is in default, or PMI determines default is reasonably foreseeable, or PMI determines such action is consistent with its servicing obligation, the Administration Agreement grants PMI the authority to waive or modify a material term of a Borrower Loan, to accept payment of an amount less than the principal balance in final satisfaction of a Borrower Loan and to grant any indulgence to a borrower, provided that PMI has reasonably and prudently determined that such action will not be materially adverse to the interests of the relevant Note holders. If PMI approves a modification to the terms of any Borrower Loan it must promptly notify the corresponding Note holders by e-mail of the material terms of such modification and the effect such modification will have on their Notes.

PMI faces a contingent liability for securities law violations in respect of Borrower Loans sold to its investor members from inception until October 16, 2008. This contingent liability may impair its ability to perform its obligations under the Administration Agreement.

Borrower Loans sold to PMI’s investors through our marketplace from November 2005 until October 16, 2008 may be viewed as involving an offering of securities that was not registered or qualified under federal or state securities laws. See Item 3. “Legal Proceedings” for more information.

As a result of PMI’s prior operations, an investor who holds a Borrower Loan originated through our marketplace prior to October 15, 2008 may be entitled to rescind his or her purchase and be paid the unpaid principal amount of her Borrower Loan, plus statutory interest. PMI has not recorded an accrued loss contingency in respect of this contingent liability, although it intends to continue to monitor the situation. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation; however, the statute of limitations periods under state laws may extend for a longer period of time. Under the Administration Agreement, PMI is generally responsible for overseeing the operation of our marketplace on PFL’s behalf. If a significant number of PMI’s former investors sought rescission, PMI’s ability to perform its obligations under the Administration Agreement may be adversely affected and, in such event, PFL’s ability to continue to make payments on the Notes could be materially impaired.

Prosper has incurred operating losses since inception and may continue to incur net losses in the future.

Prosper has incurred operating losses since its inception and it may continue to incur net losses in the future. For the twelve months ended December 31, 2014 and 2013 PMI had negative cash flows from operations of $4.6 million and $19.5 million, respectively. Additionally, from its inception through December 31, 2014, PMI had an accumulated deficit of $121 million.

Prosper has financed its operations to date primarily with proceeds from the sale of equity securities. At December 31, 2014, Prosper had approximately $50.6 million unrestricted cash and cash equivalents. Prosper is dependent upon raising additional capital or debt financing to fund its current operating plan. Prosper’s failure to obtain sufficient debt and equity financing and, ultimately, to achieve profitable operations and positive cash flow from operations could adversely affect its ability to perform its obligations under the Administration Agreement and, in such event, PFL’s ability to continue to make payments on the Notes could be materially impaired.

PFL and PMI both have limited operating histories. As online companies in the early stages of development, PFL and PMI face increased risks, uncertainties, expenses and difficulties.

As the number of borrowers, investors and Borrower Loans originated through our marketplace increases, PMI will need to increase its facilities, personnel and infrastructure in order to accommodate the anticipated greater obligations on it under the Administration Agreement as the result of the anticipated greater servicing obligations and demands on our marketplace. PMI must constantly add new hardware and update its software and our marketplace, expand customer support services, and add new employees to maintain the operations of our marketplace as well as to satisfy its servicing obligations on the Borrower Loans and the Notes and its other obligations under the Administration Agreement. If PMI is unable to increase the capacity of our marketplace and maintain the necessary infrastructure to perform its duties under the Administration Agreement, PFL, or one or more other third-party service providers engaged by PFL, will have to perform the duties otherwise performed by PMI, and investors may experience delays in receipt of payments on your Notes and periodic downtime of our marketplace.

PFL has a limited operating history.

PFL is a recently formed limited purpose vehicle with a limited operating history. Under the Administration Agreement, PFL receives a license fee from PMI for granting PMI a non-exclusive, worldwide license to access and use our marketplace. In addition, PFL earns servicing fees in relation to the servicing of the Borrower Loans and Notes that it retains from collections on the Borrower Loans. PFL believes this fee income is sufficient to cover its reasonably anticipated obligations. While PFL believes that it is adequately capitalized to meet its foreseeable obligations, and that its fee income is sufficient to meet its ongoing operating costs, its financial resources are limited and could prove to be insufficient. In addition, PFL has no employees and relies on PMI, as servicer, or other third-party service providers, to perform most of its day-to-day operations. The lack of PFL’s own employees, its limited operating history, and capitalization that is less than that of PMI could make it difficult for PFL to operate at a level that will be sustainable. Absent the services to be provided to PFL by PMI pursuant to the Administration Agreement, PFL’s risk management process, ability to predict loss rates and the general operation of our marketplace would have a thinner margin for error than does PMI.

The market in which we participate is competitive and, if it does not compete effectively, its operating results could be harmed.

The consumer lending market is competitive and rapidly changing. With the introduction of new technologies and the influx of new entrants, we expect competition to persist and intensify in the future, which could harm our ability to increase volume in our marketplace.

Prosper’s principal competitors include major banking institutions, credit unions, credit card issuers and other consumer finance companies, as well as other marketplace lending platforms, including LendingClub. Competition could result in reduced volumes, reduced fees or the failure of our marketplace to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, in the future Prosper may experience new competition including companies possessing large, existing customer bases, substantial financial resources and established distribution channels. If any of these companies or any major financial institution decided to enter our marketplace lending business, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and its operating results could be harmed.

Most of our current or potential competitors have significantly more financial, technical, marketing and other resources than PFL does and may be able to devote greater resources to the development, promotion, sale and support of their marketplaces and distribution channels.  Our potential competitors may also have longer operating histories, more extensive customer bases, greater brand recognition and broader customer relationships than we have. These competitors may be better able to develop new products, to respond quickly to new technologies and to undertake more extensive marketing campaigns. Our industry is driven by constant innovation. If we are unable to compete with such companies and meet the need for innovation, the use of our marketplace could stagnate or substantially decline.

If PFL fails to promote and maintain its brand in a cost-effective manner, it may lose market share and its revenue may decrease.

To succeed, PFL must increase transaction volumes in our marketplace by attracting a large number of borrower and investor members in a cost-effective manner, many of whom have not previously participated in marketplace lending. If PFL is not able to attract qualified borrowers and sufficient investor member purchase commitments, it will not be able to increase its transaction volumes. PFL believes that developing and maintaining awareness of its brand in a cost-effective manner is critical to achieving widespread acceptance of our marketplace and attracting new borrower and investor members. Furthermore, it believes that the importance of brand recognition will increase as competition in the marketplace lending industry increases. Successful promotion of its brand will depend largely on the effectiveness of marketing efforts and the member experience on our marketplace. These brand promotion activities may not yield increased revenues. If PFL fails to successfully promote and maintain its brand, it may lose its existing members to competitors or be unable to attract new members, which would cause its revenue to decrease and may impair its ability to maintain our marketplace.

We are subject to extensive federal, state and local regulation that could adversely impact our ability to service the Notes.

We are subject to extensive federal, state and local regulation, non-compliance with which could have a negative impact on our ability to service the Notes, provide a trading market for the Notes, or maintain our marketplace.

Additionally, we hold lending licenses, collections licenses or similar authorizations s number of states, each of which has the authority to supervise and examine our activities.  Because PFL currently relies on PMI, pursuant to the Administration Agreement, to oversee the operation of our marketplace on its behalf, if PMI does not comply with applicable laws, PMI could lose one or more of its licenses or authorizations, which may have an adverse effect on PFL’s ability to continue to perform its servicing obligations or maintain our marketplace. See “Item 1. Government Regulation—Regulation and Consumer Protection Laws” for more information.

The Federal Fair Debt Collection Practices Act and similar state debt collection laws regulate debt collection practices by “debt collectors” and prohibit debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding consumer loans. While we obligate the third party collection agencies we use to comply with applicable law in collecting Borrower Loans (and we have sought and will seek to comply with such law when we undertake direct collection activity in relation to Borrower Loans), it is possible that improper collection practices may occur that could adversely affect the collectability of particular Borrower Loans originated through our marketplace or could result in financial penalties or operating restrictions being imposed on us that adversely affect our ability to operate or perform our respective payment and other obligations.

The proprietary technology that makes operation of our marketplace possible is not protected by any patents. It may be difficult and costly for PFL to protect its intellectual property rights in relation thereto, or to continue to develop or obtain new technologies, which could adversely affect its ability to operate competitively.

On February 1, 2013, PMI transferred ownership of the marketplace, including the proprietary technology and all of the rights related to the operation of the marketplace, to PFL. PFL’s ability to maintain our marketplace depends, in part, upon this proprietary technology. We intend to vigorously protect proprietary interests in such technology. Despite our best efforts, however, we may not protect the proprietary technology effectively, which would allow competitors to duplicate our products and adversely affect our ability to compete. A third party may attempt to reverse engineer or otherwise obtain and use the proprietary technology without PFL’s consent. In addition, our marketplace may infringe upon claims of third-party patents and PFL or PMI may face intellectual property challenges from such other parties. PFL or PMI may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Furthermore, the technology may become obsolete, and there is no guarantee that PFL will be able to successfully develop, obtain or use new technologies to adapt our marketplace to compete with other marketplace lending companies. If PFL cannot protect the proprietary technology embodied in and used by our marketplace from intellectual property challenges, or if our marketplace becomes obsolete, its ability to maintain our marketplace and perform its servicing obligations could be adversely affected and, in such event, its ability to continue to make payments on the Notes could be materially impaired.

PFL relies on a third-party commercial bank to process transactions. If PFL is unable to continue utilizing these services, its business and ability to service the Notes may be adversely affected.

Because PFL is not a bank, it cannot belong to or directly access the Automated Clearing House (ACH) payment network. As a result, it currently relies on an FDIC-insured depository institution to process its transactions. If PFL cannot continue to obtain such services from this institution or elsewhere, or if it cannot transition to another processor quickly, its ability to process payments will suffer and investor members’ ability to receive principal and interest payments on the Notes will be delayed or impaired.

If the security of PFL’s investor members’ and borrower members’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, members’ secure information may be stolen, our reputations may be harmed, and we may be exposed to liability.

As with any entity with a significant Internet presence, we and the third party that Prosper uses for website hosting occasionally have experienced cyber-attacks, attempts to breach their systems and other similar incidents, none of which have been successful. Our marketplace stores PFL’s investor members’ and borrower members’ bank information and other personally-identifiable sensitive data. Any accidental or willful security breaches or other unauthorized access could cause members’ secure information to be stolen and used for criminal purposes. Security breaches or unauthorized access to secure information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the relevant software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any investor members’ or borrower members’ data, PFL’s relationships with its members will be severely damaged, and it (or PMI) could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and PMI’s third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause PFL’s members to lose confidence in the effectiveness of its and PMI’s data security measures. Any security breach, whether actual or perceived, would harm our reputations, and PFL could lose members.

Any significant disruption in service in our marketplace or in PMI’s computer systems could adversely affect PMI’s ability to perform its obligations under the Administration Agreement.

PMI’s ability to perform its obligations under the Administration Agreement could be materially and adversely affected by events outside of its control. The satisfactory performance, reliability and availability of PMI’s technology and its underlying network infrastructure are important to ours respective operations, level of customer service, reputation and ability to attract new members and retain existing members. PMI’s system hardware is hosted in a hosting facility located in San Francisco, California, owned and operated by Digital Realty Trust. PMI also maintains an off-site backup system located in Las Vegas, Nevada. Digital Realty Trust does not guarantee that access to our marketplace or to PMI’s own systems will be uninterrupted, error-free or secure. The operation of our marketplace and PMI’s operation of its own systems depend on Digital Realty Trust’s ability to protect the relevant systems in Digital Realty Trust’s facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity or other environmental concerns, computer viruses or other attempts to harm them, criminal acts and similar events. If PMI’s arrangement with Digital Realty Trust is terminated, or there is a lapse of service or damage to Digital Realty Trust’s facilities, PMI could experience interruptions in providing its services under the Administration Agreement, PFL could experience interruptions in the operations of our marketplace, and both could experience delays and additional expense in arranging new facilities. Any interruptions or delays in PMI’s performance of its services or in the functioning of and accessibility of our marketplace, whether as a result of Digital Realty Trust or other third-party error, PMI’s error, natural disasters or security breaches, whether accidental or willful, could harm PFL’s relationships with its members and its reputation. Additionally, in the event of damage or interruption, PMI’s insurance policies may not be sufficient for PMI to adequately compensate PFL for any losses that it may incur. PMI’s disaster recovery plan has not been tested under actual disaster conditions, and PMI may not have sufficient capacity to recover all data and services in the event of an outage at the Digital Realty Trust facility. These factors could prevent PMI from processing or posting payments on the Borrower Loans or the Notes, damage PFL’s brand and reputation, divert the attention of PMI’s employees, reduce PFL’s revenue, subject PMI or PFL to liability and cause members to abandon our marketplace, any of which could adversely affect our respective businesses, financial condition and results of operations.

Our marketplace may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

Our marketplace may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. If a “hacker” were able to infiltrate our marketplace, members would be subject to the increased risk of fraud or borrower identity theft and may experience losses on, or delays in the recoupment of amounts owed on, a fraudulently induced purchase of a Note. Additionally, if a hacker were able to access our secure files, he or she might be able to gain access to members’ personal information. While we have taken steps to prevent such activity from affecting our marketplace, if we are unable to prevent such activity, the value of investors’ investment in the Notes could be adversely affected.

Competition for Prosper’s employees is intense, and Prosper may not be able to attract and retain the highly skilled employees it needs to perform under the Administration Agreement.

Competition for highly skilled technical and financial personnel is extremely intense. Prosper may not be able to hire and retain these personnel at compensation levels consistent with its existing compensation and salary structure. Many of the companies with which Prosper competes for experienced employees have greater resources than Prosper has and may be able to offer more attractive terms of employment.

In addition, Prosper invests significant time and expense in training its employees, which increases their value to competitors who may seek to recruit them. If Prosper fails to retain its employees, it could incur significant expenses in hiring and training their replacements and the quality of its services and its ability to serve borrower and investor members could diminish, resulting in a material adverse effect on its ability to perform its obligations under the Administration Agreement and, in such event, Prosper’s ability to continue to make payments on the Notes could be materially impaired.

Prosper’s growth could strain its personnel resources and infrastructure, and if Prosper is unable to implement appropriate controls and procedures to manage its growth, this may adversely affect its ability to perform under the Administration Agreement.

Prosper’s growth in headcount and operations since its inception has placed, and will continue to place, to the extent that Prosper is able to sustain such growth, a significant strain on its management and its administrative, operational and financial reporting infrastructure.

Prosper’s success will depend in part on the ability of its senior management effectively to manage the growth it achieves. To do so, Prosper must continue to hire, train and manage new employees as needed. If Prosper’s new hires perform poorly, or if Prosper is unsuccessful in hiring, training, managing and integrating new employees, or if Prosper is not successful in retaining its existing employees, PMI’s ability to perform under the Administration Agreement may be impaired. To manage the expected growth of Prosper’s operations and personnel, Prosper will need to continue to improve its operational and financial controls and update its reporting procedures and systems. The addition of new employees and the system development that Prosper anticipates will be necessary to manage its growth will increase Prosper’s cost base, which will make it more difficult for Prosper to offset any future revenue shortfalls by reducing expenses in the short term. If Prosper fails to successfully manage its growth, it will be unable to execute its business plan and its ability to perform under the Administration Agreement may be impaired.

Purchasers of Notes will have no control over us and will not be able to influence our corporate matters.

PFL is not offering and will not offer equity interests in its company. Investors who purchase Notes offered through our marketplace will have no equity interest in either of us and no ability to vote on or influence our decisions. As a result, PMI, which owns all of PFL’s outstanding equity interests, will continue to have sole control over PFL’s governance matters, subject to the presence of PFL’s independent directors, whose consent will be required before PFL can take certain extraordinary actions, and subject to the limitations specified in PFL’s organizational documents and the Amended and Restated Indenture. See “Item 1. Business—Our Company” for more information.

Events beyond our control may damage our ability to maintain adequate records, maintain our marketplace or perform the servicing obligations. If such events result in a system failure, investors’ ability to receive principal and interest payments on the Notes would be substantially harmed.

If a catastrophic event resulted in a marketplace outage and physical data loss, PFL’s ability (and PMI’s ability as servicer under the Administration Agreement) to perform its servicing obligations would be materially and adversely affected. Such events include, but are not limited to, fires, earthquakes, terrorist attacks, natural disasters, computer viruses and telecommunications failures. In addition, PMI is responsible for storing back-up records related to the operation of our marketplace in offsite facilities located in San Francisco, California and Las Vegas, Nevada. If PMI’s electronic data storage and back-up data storage system are affected by such events, PFL’s ability (and PMI’s ability as servicer under the Administration Agreement) to perform its servicing obligations could be materially and adversely affected. In the event of any marketplace outage or physical data loss described in this paragraph, PFL cannot guarantee that investors would be able to recoup their investment in the Notes.

RISKS RELATING TO COMPLIANCE AND REGULATION

Our marketplace represents a novel approach to borrowing and investing that may fail to comply with federal and state securities laws, borrower protection laws, such as state lending laws, federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Fair Debt Collection Practices Act, and the state counterparts to such consumer protection laws. Borrowers may dispute the enforceability of their obligations under borrower or consumer protection laws after collection actions have commenced, or otherwise seek damages under these laws. Investors may attempt to rescind their Note purchases under securities laws. Compliance with such regulatory regimes is also costly and burdensome.

Our marketplace represents a novel program that must comply with regulatory regimes applicable to consumer credit transactions as well as with regulatory regimes applicable to securities transactions. The novelty of our marketplace means compliance with various aspects of such laws is untested. Certain state laws generally regulate interest rates and other charges and require certain disclosures, and also require licensing for certain activities. In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of Borrower Loans in our marketplace. Our marketplace is also subject to other laws, such as:

×	the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of their loans;
×

the Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act;

×	the Federal Fair Credit Reporting Act, which regulates the use and reporting of information related to each applicant’s credit history;

×

the Federal Fair Debt Collection Practices Act, which regulates debt collection practices by “debt collectors” and prohibits debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding consumer loans;

×	state counterparts to the above consumer protection laws; and
×	state and federal securities laws, which require that any non-exempt offers and sales of the Notes be registered.
×

Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service;

×

the Gramm-Leach-Bliley Act, which includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;

×	the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
×	the Servicemembers Civil Relief Act, which allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties;
×

the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts;

×

the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures; and

×	the Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures.

We may not always be in compliance with these laws. Borrowers may make counterclaims regarding the enforceability of their obligations under borrower or consumer protection laws after collection actions have commenced, or otherwise seek damages under these laws. Investors may attempt to rescind their Note purchases under securities laws, and PFL or PMI’s failure to comply with such laws could also result in civil or criminal liability.  Compliance with these requirements is also costly, time-consuming and limits operational flexibility. See “Item 1. Government Regulation” for more information.

The Consumer Financial Protection Bureau is a new agency, and there continues to be uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business or that of our issuing bank.

The Consumer Financial Protection Bureau (“CFPB”), which commenced operations in July 2011, has broad authority over the businesses in which we engage. This includes authority to write regulations under federal consumer financial protection laws, such as the Truth in Lending Act and the Equal Credit Opportunity Act, and to enforce those laws against and examine large financial institutions, such as our issuing bank, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the loan products we facilitate. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus.

We are subject to the CFPB’s jurisdiction, including its enforcement authority, as a servicer and acquirer of consumer credit. The CFPB may request reports concerning our organization, business conduct, markets and activities. The CFPB may also conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

There continues to be uncertainty as to how the CFPB’s strategies and priorities, including in both its examination and enforcement processes, will impact our businesses and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected loan products and services, making them less attractive and restricting our ability to offer them.

Although we have committed resources to enhancing our compliance programs, actions by the CFPB or other regulators against us, our issuing bank or our competitors that discourage the use of the marketplace model or suggest to consumers the desirability of other loan products or services could result in reputational harm and a loss of borrowers or investors. Our compliance costs and litigation exposure could increase materially if the CFPB or other regulators enact new regulations, change regulations that were previously adopted, modify, through supervision or enforcement, past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted.

Noncompliance with laws and regulations may impair our ability to facilitate the origination of or service Borrower Loans.

Generally, failure to comply with applicable laws and regulatory requirements may, among other things, limit our or a third party collection agency’s ability to collect all or part of the principal amount of or interest on the Borrower Loans on which the Notes are dependent for payment. In addition, non-compliance could subject us to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm PFL’s business and ability to maintain our marketplace and may result in borrowers rescinding their Borrower Loans.

Where applicable, we seek to comply with state lending, servicing and similar statutes. In all U.S. jurisdictions with licensing or other requirements that we believe may be applicable to our marketplace, we have obtained any necessary licenses or comply with the relevant requirements. Nevertheless, if we are found to not comply with applicable laws, we could lose one or more of our licenses or face other sanctions, which may have an adverse effect on our ability to continue to facilitate the origination of Borrower Loans through our marketplace, and on our ability to perform servicing obligations or make our marketplace available to borrowers in particular states, which may impair investors’ ability to receive the payments of principal and interest on the Notes that they expect to receive. See “Item 1. Government Regulation” for more information.

If our marketplace was found to violate a state’s usury laws, we may have to alter our business model and our business could be harmed.

The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are based upon the ability under federal law of the issuing bank that originates the loan to export the interest rates of its jurisdiction of incorporation to provide uniform rates to all borrowers in all states that have not opted out. WebBank, our primary issuing bank, exports the interest rates of Utah, which allows parties to generally agree by contract to any interest rate. The annual percentage rates offered by WebBank through our marketplace for personal loans as of December 31, 2014 range from 3.00% to 36.00%, which equate to interest rates for investors that range from 4.00% to 35.00%. Of the forty-seven jurisdictions whose residents may obtain loans (including the District of Columbia), certain states, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our marketplace. If a borrower were to successfully bring claims against us for state usury law violations, and the rate on that borrower’s personal loan was greater than that allowed under applicable state law, we could be subject to fines and penalties. Further, if we were unable to partner with another issuing bank, we would have to substantially modify our business operations from the manner currently contemplated and would be required to maintain state-specific licenses and only provide a limited range of interest rates for personal loans, all of which would substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results.

We rely on agreements with WebBank, pursuant to which WebBank originates loans to qualified borrower members on a uniform basis throughout the United States and sells and assigns those loans to PFL. If our relationships with WebBank were to end, we may need to rely on individual state lending licenses to originate Borrower Loans.

Borrower Loan requests take the form of an application to WebBank submitted through our marketplace. WebBank currently makes all loans to borrowers through our marketplace, which allows our marketplace to be available to borrowers on a uniform basis throughout the United States. If our relationships with WebBank were to end or if WebBank were to cease operations, one or both of us may need to rely on individual state lending licenses to originate Borrower Loans. Because neither of us currently possesses state lending licenses in every state, we might be forced to limit the rates of interest charged on Borrower Loans in some states and we might not be able to originate loans in some states altogether. We also may face increased costs and compliance burdens if the agreements with WebBank are terminated.

Several lawsuits have sought to recharacterize certain loan marketers and other originators as investors. If litigation or a regulatory enforcement action on similar theories were successful against one or both of us, Borrower Loans originated through our marketplace could be subject to state consumer protection laws and licensing requirements in a greater number of states.

Several lawsuits have brought under scrutiny the association between high-interest “payday loan” marketers and out-of-state banks. These lawsuits assert that payday loan marketers use out-of-state lenders in order to evade the consumer protection laws imposed by the states where they do business. Such litigation has sought to re-characterize the loan marketer as the lender for purposes of state consumer protection law and usury restrictions. Similar civil actions have been brought in the context of gift cards and retail purchase finance. Although we believe that our activities are generally distinguishable from the activities involved in these cases, a court or regulatory authority could disagree.

Additional state consumer protection laws would be applicable to the Borrower Loans facilitated through our marketplace if we were re-characterized as a lender, and the Borrower Loans could be voidable or unenforceable. In addition, we could be subject to claims by borrowers, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on us.

As Internet commerce develops, federal and state governments may draft and propose new laws to regulate Internet commerce, which may negatively affect our businesses.

As Internet commerce continues to evolve, increasing regulation by federal and state governments becomes more likely. Our businesses could be negatively affected by the application of existing laws and regulations or the enactment of new laws applicable to marketplace lending. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to PFL’s members in the form of increased fees. In addition, federal and state governmental or regulatory agencies may decide to impose taxes on services provided over the Internet. These taxes could discourage the use of the Internet as a means of consumer lending, which would adversely affect the viability of our marketplace.

If one or both of us is required to register under the Investment Company Act, either of our ability to conduct business could be materially adversely affected.

The Investment Company Act of 1940, or the “Investment Company Act,” contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. PFL and PMI believe each has conducted its business in a manner that does not result in being characterized as an investment company. If, however, PFL is deemed to be an investment company under the Investment Company Act, it may be required to institute burdensome compliance requirements and its activities may be restricted, which would materially adversely affect its business, financial condition and results of operations. Any determination that PMI is an investment company under the Investment Company Act similarly could impair its ability to perform its obligations under the Administration Agreement and thereby impair PFL’s ability to make payments on the Notes. If PFL or PMI were deemed to be an investment company, PFL or PMI may also attempt to seek exemptive relief from the SEC, which could impose significant costs and delays on their businesses.

If one or both of us is required to register under the Investment Advisers Act, either of our ability to conduct business could be materially adversely affected.

The Investment Advisers Act of 1940, or the “Investment Advisers Act,” contains substantive legal requirements that regulate the manner in which “investment advisers” are permitted to conduct their business activities. PFL believes that its business consists of providing a platform for marketplace lending for which investment adviser registration and regulation do not apply under applicable federal or state law, and does not believe that it is required to register as an investment adviser with either the SEC or any of the various states. The SEC or a state securities regulator could reach a different conclusion, however. Registration as an investment adviser could adversely affect PFL’s method of operation and revenues. For example, the Investment Advisers Act requires that an investment adviser act in a fiduciary capacity for its clients. Among other things, this fiduciary obligation requires that an investment adviser manage a client’s portfolio in the best interests of the client, have a reasonable basis for its recommendations, fully disclose to its client any material conflicts of interest that may affect its conduct and seek best execution for transactions undertaken on behalf of its client. It could be difficult for PFL to comply with this obligation without meaningful changes to its business operations, and there is no guarantee that it could do so successfully. If PFL were ever deemed to be in non-compliance with applicable investment adviser regulations, it could be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders or other adverse consequences. Similarly, any determination by regulators that PMI must register as an investment adviser could materially adversely affect PMI and impair its ability to continue to administer our marketplace on PFL’s behalf.

PMI’s previous administration of an automated bidding plan system and the administration of Quick Invest by PMI under its previous offering and by PFL under its current offering, could create additional liability for one or both us and such liability could be material.

PMI’s former automated plan system allowed investors to create their own automated bidding plans. By creating such a plan, an investor could have bids placed automatically on his or her behalf on loan listings that met loan criteria selected by him or her. In creating an automated bidding plan, the member could design those criteria himself or herself, use a group of model criteria selected by PMI, or customize one of those groups of model criteria as he or she saw fit. Each automated bidding plan consisted of a group of loan criteria, such as loan amount, minimum yield percentage, Prosper Rating, income and employment characteristics, and debt-to-income ratio. That group of criteria was divided into sub-groups, each of which were referred to as a “slice.” The specific loans on which the investor bid through his or her automated bidding plan were determined by the criteria in each of his or her plan slices. If a loan listing was posted that satisfied all of the criteria in any one of his or her plan slices, a bid would automatically be placed on the listing on his or her behalf.

On July 6, 2011, PMI replaced the former automated plan system with a new loan search tool called Quick Invest. Under Quick Invest, investors are no longer able to create automated plans and instead must identify Notes that meet their investment criteria. An investor using Quick Invest is asked to indicate (i) the Prosper Rating or Ratings he or she wishes to use as search criteria, (ii) the total amount he or she wishes to invest, and (iii) the amount he or she wishes to invest per Note. Quick Invest then compiles a basket of Notes for his or her consideration that meet his or her search criteria. If the pool of Notes that meet his or her criteria exceeds the total amount he or she wishes to invest, Quick Invest selects Notes from the pool based on how far the listings corresponding to the Notes have progressed through the loan verification process, i.e., Notes from the pool that correspond to listings for which the loan verification process has been completed will be selected first. If the pool of Notes that meet the investor’s criteria and for which the loan verification process has been completed still exceeds the amount he or she wishes to invest, Quick Invest selects Notes from that pool based on the principle of first in, first out, i.e., the Notes from the pool with the corresponding listings that were posted on the website earliest will be selected first. If the investor’s search criteria include multiple Prosper Ratings, Quick Invest divides his or her basket into equal portions, one portion representing each Prosper Rating selected. To the extent available Notes with these Prosper Ratings are insufficient to fill the investor’s order, the investor is advised of this shortfall and given an opportunity either to reduce the size of his or her order or to modify his or her search criteria to make his or her search more expansive. The Auto Quick Invest feature allows investors (i) to have Quick Invest searches run on their designated criteria automatically each time new listings are posted to our marketplace, and (ii) to place bids on any Notes identified by each such search. See “Item 1. Business—How to Bid to Purchase Notes—Quick Invest” for more information.

Since the Notes purchased through Quick Invest are the same as Notes purchased manually, they present the same risks of non-payment as all Notes that may be purchased through our marketplace. For example, there is a risk that a Borrower Loan identified through an automated plan or Quick Invest may become delinquent or default, and the estimated return and estimated loss for that loan individually, or the estimated loss or return for the plan or the basket of Notes selected by Quick Invest as a whole, may not accurately reflect the actual return or loss on such loan. If this were to occur, an investor who purchases a Note from PFL through Quick Invest could pursue a claim against PFL in connection with its representations regarding the performance of the Borrower Loans bid upon through Quick Invest. An investor could pursue such a claim under various antifraud theories under federal and state securities law. In addition, the SEC or an investor may take the position that the plans created pursuant to the automated bidding plan model involved the offer and sale of a separate security. Since PMI did not register the automated bidding plans as separate securities, such a claim, if successful, could give investors who invested in Notes through such plans a rescission right under state or federal law and possibly subject PMI to civil fines or criminal penalties under federal or state law. If such a theory were sustained, PMI could be liable for sales through automated bidding plans that took place prior to July 6, 2011. To date, no actions have been taken or threatened against Prosper on this theory. However, such actions could have a material adverse effect on Prosper’s business.

We may face liability under state and federal securities law for statements in this Annual Report and in other communications that could be deemed to be an offer to the extent that such statements are deemed to be false or misleading.

Loan listings and other borrower information available on PFL’s website as well as in sales and listing reports are statements made in connection with the purchase and sale of securities that are subject to the antifraud provisions of the Exchange Act and the Securities Act. In general, these liability provisions provide a purchaser of the Notes with a right to bring a claim against one or both of us for damages arising from any untrue statement of material fact or failure to state a material fact necessary to make any statements made not misleading. Even though PFL and PMI have advised investors of what they believe to be the material risks associated with an investment in the Notes and PMI management rights, the SEC or a court could determine that they have not advised investors of all of the material facts regarding an investment in the Notes and PMI Management Rights, which could give investors the right to rescind their investment and obtain damages, and could subject PFL and PMI to civil fines or criminal penalties in addition to any such rescission rights or damages.

PMI and PFL’s activities in connection with the offer and sale of securities on our marketplace could result in potential violations of federal securities law and result in material liability to PFL and PMI.

PFL and PMI’s respective businesses are subject to federal and state securities laws that may limit the kinds of activities in which PFL and PMI may engage and the manner in which they engage in such activities. For example, changes to the manner in which PFL offers and sells Notes or other securities through our marketplace could be viewed by the SEC or a state securities regulator as involving the creation or sale of new, unregistered securities. In such circumstances, the failure to register such securities could subject PFL to liability and the amount of such liability could be meaningful. In addition, PMI previously entered into a settlement with the SEC and consented to the entry of a Cease and Desist order that requires PMI to cease and desist from committing or causing any violations or any future violations of the securities laws. Failure to comply with that order could result in material civil or criminal liability, which could materially adversely affect PMI’s business and PFL’s offering of Notes.

If we fail to manage the integration of American HealthCare Lending effectively, our results of operations and business could be harmed.

We are in the process of integrating American HealthCare Lending into our business. Risks associated with any such integration include:

×	our inability to integrate smoothly American HealthCare Lending’s technologies and loan products with our current technologies and products;
×	possible changes to American HealthCare Lending’s loan products and sales and operational processes; and
×

our inability to assimilate and retain the management and other personnel, culture and operations of American HealthCare Lending, including back-office functions and systems, such as accounting, human resources, internal controls and others.

This integration may be difficult and unpredictable. We may invest resources in the acquisition and integration efforts would have been better utilized developing technology and loan products for our marketplace or on other strategic development initiatives.

Further, this acquisition may disrupt our ongoing operations, divert management’s attention from their primary responsibilities and our other strategic initiatives, subject us to additional liabilities, increase our expenses and otherwise adversely affect our business, financial condition, operating results and cash flows.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, is located in San Francisco, California, where we lease office space under a lease that will expire February 28, 2023. We also lease office space in Phoenix, Arizona under a lease that expires on June 30, 2022. We lease our co-location facility under a non-cancelable operating lease that expires in August 2015. We believe that our facilities are adequate to meet our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

PFL is not currently subject to any material legal proceedings. PFL is not aware of any litigation matters which have had, or are expected to have, a material adverse effect on it.

On April 21, 2009, PMI and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between PMI and the states in which PMI, under its initial platform structure, offered promissory notes for sale directly to investor members prior to November 2008. The consent order involves payment by PMI of up to an aggregate of $1 million in penalties, which have been allocated among the states based on PMI’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of PMI’s promissory note sale activities prior to November 2008. Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order; however, no state is obliged to do so, and there is no deadline by which a state must make its decision. PMI is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against PMI, subject to any applicable statute of limitations. As of December 31, 2014, PMI has entered into consent orders with 34 states and has paid an aggregate of $0.5 million in penalties to those states.

On November 26, 2008, plaintiffs filed a class action lawsuit against PMI and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California (the “Superior Court”). The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that PMI offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. The lawsuit sought rescission damages against PMI and the other named defendants, as well as treble damages against PMI and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest. On July 19, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation pending before the Superior Court, entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Settlement”) setting forth an agreement to settle all claims related thereto. In connection with the Settlement, PMI agreed to pay the plaintiffs an aggregate amount of $10 million, payable in four lump sum payments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. On April 16, 2014, the Superior Court granted final approval of the Settlement.  Subject to satisfaction of the conditions set forth in the Settlement, the defendants will be released by the plaintiffs from all claims concerning or arising out of the offering of promissory notes on the platform from January 1, 2006 through October 14, 2008. The reserve for the class action settlement liability is $7.9 million on PMI’s consolidated balance sheet as of December 31, 2014.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

On July 13, 2009, PMI commenced a continuous public offering of up to $500 million in principal amount of the Notes pursuant to a registration statement on Form S-1 (Registration Statement No. 333- 147019). The offering was a continuous offering and was declared effective by the SEC on July 10, 2009. From July 13, 2009 to January 31, 2013, PMI sold $274.0 million in principal amount of Notes at 100% of their principal amount. The Notes were offered only through the website, and there were no underwriters fees or discounts. During the period from July 13, 2009 to January 31, 2013, PMI incurred expenses of approximately $4.9 million in connection with the offering, none of which were paid by PMI to its directors, officers, persons owning 10% or more of any class of PMI’s equity securities or affiliates. As set forth in the prospectus for such offering, PMI used the proceeds of each series of Notes to purchase a corresponding Borrower Loan designated by the investor members purchasing such series of Notes. None of the proceeds from the Notes were paid by PMI to its directors, officers, affiliates or persons owning 10% or more of any class of PMI’s equity securities.

PMI does not have publicly traded equity securities. At December 31, 2014, there were approximately 245 holders of record of PMI’s common stock. PMI has not paid cash dividends since inception, and does not anticipate paying cash dividends in the foreseeable future.

On February 1, 2013, PFL and PMI commenced a continuous public offering pursuant to a registration statement on Form S-1 (Registration Statement Nos. 333-179941 and 333-179941-01). The offering covers the issuance by PFL of up to $500 million in principal amount of Notes. Each PFL Note comes attached with a PMI Management Right issued by PMI. The offering is a continuous offering and was declared effective by the SEC on December 27, 2012. For the year ended December 31, 2014, PFL sold $621,578 in principal amount of PFL Notes at 100% of their principal amount. The PFL Notes were offered only through the website, and there were no underwriters fees or discounts. For the year ended December 31, 2014, PFL incurred expenses of approximately $4.9 million in connection with the offering, none of which were paid by PFL to its directors, officers, affiliates or persons owning 10% or more of PFL’s equity interests. As set forth in the prospectus for the offering, PFL is using the proceeds of each series of PFL Notes issued to fund a corresponding Borrower Loan through our marketplace. None of the proceeds from the PFL Notes were paid by PFL to its directors, officers, affiliates or persons owning 10% or more of PFL’s equity interests.

On January 15, 2013, PMI issued and sold 13,868,152 shares of Series A Convertible Preferred Stock, par value $0.01 per share, for aggregate gross proceeds of $20 million pursuant to Section 4(2) of the Securities Act of 1933. In connection with our private placement of Series A convertible preferred stock, we incurred transaction expenses of $0.2 million that were recorded as an offset to the gross proceeds.

On September 23, 2013, PMI issued and sold 8,288,734 shares of Series B Convertible Preferred Stock, par value $0.01 per share, for aggregate gross proceeds of $25 million pursuant to Section 4(2) of the Securities Act of 1933. In connection with our private placement of Series B convertible preferred stock, we incurred transaction expenses of $0.1 million that were recorded as an offset to the gross proceeds.

On May 1, 2014, PMI issued and sold 4,880,954 million shares of Series C Convertible Preferred Stock, par value $0.01 per share, for aggregate gross proceeds of $70 million pursuant to Section 4(2) of the Securities Act of 1933. In connection with our private placement of Series C convertible preferred stock, we incurred transaction expenses of $0.1 million that were recorded as an offset to the gross proceeds.

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

During the year ended December 31, 2013, PMI granted warrants to acquire 2,460 shares of PMI's common stock at an exercise price of $0,10 per share. During the year ended December 31, 2014, PMI granted warrants to acquire 75,000 shares of PMI’s common stock at an exercise price of $5.65 per share. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.

During the year ended December 31, 2013, PMI issued 820 shares of common stock upon the exercise of warrants for an aggregate exercise price of $8.20. During the year ended December 31, 2014, PMI issued 116,923 shares of common stock upon the exercise of warrants for an aggregate exercise price of $1.95. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.

Item 6.	Selected Financial Data

Not applicable.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

PROSPER MARKETPLACE, INC.

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with Prosper’s historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. Management’s Discussion and Analysis has been revised to include the effects of the restatement.  The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

Results of Operations

Overview

The following table summarizes our net loss for the years ended December 31, 2014 and December 31, 2013 (in thousands):

	Year Ended
	December 31,
	2014	2013	$ Change	% Change
Total Revenue	$81,317	$18,381	62,936	342%
Total Expenses	83,986	45,388	38,598	85%
Net Loss	$(2,669)	$(27,007)	24,338	(90)%

Total revenues for the year ended December 31, 2014 increased $62.9 million, a 342% increase from the year ended December 31, 2013, primarily due to increased loan originations which increased 347%. Total expenses for the year ended December 31, 2014 increased $38.6 million, a 85% increase from the year ended December 31, 2013, primarily due to higher compensation costs as we added more staff to support our business growth, additional facilities related expenses we incurred in connection with our into a new headquarters and expansion into to Phoenix, and higher marketing and origination expenses to support our higher origination volume. Net loss for the year ended December 31, 2014 decreased $24.3 million, a 90% decrease from the year ended December 31, 2013, primarily due to increased loan originations and a one-time charge in the year ended December 31, 2013 related to the settlement of a lawsuit with expenses of $9.7million in 2013.

Origination Volume

From inception through December 31, 2014, a total of 224,600 Borrower Loans, totaling $2.4 billion, were originated through our marketplace.

During the fourth quarter ended December 31, 2014, 40,652 Borrower Loans totaling $540 million were originated through the marketplace, compared to 14,054 Borrower Loans totaling $156 million during the fourth quarter of 2013. This represented a “unit” or loan, increase of 189% and a dollar increase of 246%. 123,208 Borrower Loans totaling $1,599 million were originated through our marketplace during 2014 as compared to 33,912 Borrower Loans totaling $357 million originated during 2013, which represented a unit increase of 263% and a dollar increase of 347%.

The graph below shows aggregate dollar originations through our marketplace dating back to July 2009:

In January 2013, PMI undertook an equity financing that recapitalized PMI and brought in a new senior management team. In February 2013, PFL implemented a new public offering of Notes designed to provide the marketplace’s investor members with protection in the event of PMI’s bankruptcy. In addition, commencing in the second quarter of 2013, we introduced the Whole Loan Channel and also increased marketing campaigns to attract new borrowers. Lenders, liquidity and loan originations have all increased as a result of these changes. The decrease in loan originations that occurred between Q4 2012 and Q1 2013 was due to lack of investors willing to invest in the Notes.

Results of Operations

Revenues

The following table summarizes our revenue for the year ended December 31, 2014 and 2013 (in thousands):

	Year Ended
	December 31,
	2014	2013	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$68,229	$15,330	52,899	345%
Servicing Fees, Net	4,552	259	4,293	1,658%
Other Revenues	5,055	937	4,118	439%
Total Operating Revenues	77,836	16,526	61,310	371%
Interest Income
Interest Income on Borrower Loans	42,087	34,995	7,092	20%
Interest Expense on Notes	(38,734)	(33,321)	(5,413)	16%
Net Interest Income	3,353	1,674	1,679	100%
Change in Fair Value of Borrower Loans, Loans Held for Investment and Notes, Net	128	181	(53)	(29)%
Total Revenues	81,317	18,381	62,936	342%

Transaction Fees

WebBank charges borrowers an origination fee equal to a specified percentage of the aggregate principal balance of each Borrower Loan based on Prosper Rating and loan term. WebBank, in turn, pays PMI amounts equal to those fees as compensation for its marketing and underwriting activities. We record the transaction fee revenue net of any fees paid by PMI to WebBank.

Transaction fees increased primarily due to higher origination volume through our marketplace during 2014. The average transaction fee (gross of fees from WebBank) was 4.43% for the year ended December 31, 2014 which increased slightly from 4.30% for the year ended December 31, 2013.

Servicing Fees

We earn a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates us for the costs we incur in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. The servicing fee is generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The increase in servicing fees was due to the increase in Borrower Loans being serviced as a result of the increase in loan originations.

Other Revenues

Other revenues consists primarily of credit referral fees, where partner companies pay Prosper an agreed upon amount for referrals of customers from the website, and net gains on Borrower Loans sold through the Whole Loan Channel. The increase in other revenues was due to the gains on Borrower Loans sold through the Whole Loan Channel due to an increase in volume of such sales and the addition of new credit referral partners, as well as increased traffic to existing partners.

Interest Income on Borrower Loans and Interest Expense on Notes

We recognize interest income on Borrower Loans funded through the Note Channel using the accrual method based on the stated interest rate to the extent we believe it to be collectable. We record interest expense on the corresponding Notes based on the contractual interest rates to the extent we believe they will be collectable.  The interest rate charged on the Borrower Loans is generally 1% higher than the corresponding interest rate on the Note to compensate us for servicing the Borrower Loans. This is recorded in interest income.

Overall, the increase in net interest income for the periods above was primarily driven by the increase in volume of Borrower Loans funded through the Note Channel.

Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, net

The fair value of Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans, Loans Held for Sale and Notes include prepayment rates derived from historical prepayment rates for each credit grade, default rates derived from historical performance, recovery rates and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. Loans held for sale are primarily comprised of Borrower Loans held for short durations and are recorded using the same approach as the Borrower Loans.

The following table summarizes the fair value adjustments for the year ended December 31, 2014 and 2013, respectively (in thousands):

	Year ended December 31,
	2014	2013
Borrower Loans	$(15,868)	$(10,561)
Loans Held for Sale	73	55
Notes	16,391	11,527
Total	$596	$1,021

Expenses

The following table summarizes our expenses for the year ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
	2014	2013	$ Change	% Change
Expenses
Origination and Servicing	$14,098	$6,384	7,714	121%
Sales and Marketing	41,971	16,731	25,240	151%
General and Administrative - Research and Development	5,981	3,046	2,935	96%
General and Administrative - Other	21,935	19,227	2,708	14%
Total Expenses	$83,985	$45,388	38,597	85%

As of December 31, 2014, PMI had 229 full-time employees compared to 87 full-time employees as of December 31, 2013. The following table reflects full-time employees as of December 31, 2014 and 2013 by department.

	December 31,
	2014	2013
Origination and Servicing	99	34
Sales and Marketing	15	6
General and Administrative - Research and Development	65	25
General and Administrative - Other	50	22
Total Headcount	229	87
Origination and Servicing

Origination and servicing costs consists primarily of salaries, benefits and stock-based compensation expense related to our credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The increase was primarily due to an increase in personnel related expenses as we expanded our verification and customer support teams to support the increased loan application and processing volume and an increase in consumer reporting agency and loan processing costs which was also driven by higher loan volumes.

Sales and Marketing

Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, gift/promotional expenses, and direct mail marketing including the compensation costs such as wages, benefits and stock based compensation for the employees to support these activities. This increase was largely due to increased costs related to generating the continuing growth in originations through our marketplace including a 150% or nine employee increase in full time employees in this department.

General and Administrative – Research and Development

Research and development costs consists primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees and related vendor costs. The increase was primarily due to an increase in personnel related expenses as we expanded our engineering and product development teams to support our continued investment in the our marketplace.

General and Administrative -Other

General and administrative other expenses consists primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expense. The increase was primarily due to an increase in personnel related expenses as we increased our headcount to support our growth and increased facilities expenses as we obtained additional space to support our increase in headcount.

Liquidity and Capital Resources (in thousands):

	For the Year Ended
	December 31,
	2014	2013
Net Loss	$(2,669)	$(27,007)

Net cash used in operating activities	(4,651)	(19,490)
Net cash used in investing activities	(71,606)	(91,018)
Net cash provided by financing activities	108,475	126,547

Net Increase (decrease) in cash and cash equivalents	32,218	16,039
Cash and cash equivalents at the beginning of the period	18,339	2,300
Cash and cash equivalents at the end of the period	$50,557	$18,339

Net cash increased for the year ended December 31, 2014 primarily due to the $51.4 million raised ($69.9 million raised net of $18.5 million spent on share repurchases) through a new equity offering during the period. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of preferred stock and issuance of Notes, partially offset by payments on Notes.

Income Taxes

We recognize benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.

Given our history of operating losses, it is difficult to accurately forecast when and in what amounts future results will be affected by the realization, if any, of the tax benefits of future deductions for our net operating loss carry-forwards. Based on the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in prior years, we have provided a full valuation allowance against our net deferred tax assets.

Off-Balance Sheet Arrangements

In February 2012, PMI formed PFL. PMI is the sole equity member of PFL and PFL’s accounts are included in PMI’s consolidated financial statements included in this Annual Report. PFL has been organized and is operated in a manner that is intended to minimize the likelihood that it will (i) become subject to bankruptcy proceedings or (ii) be substantively consolidated with PMI, and thus have its assets subject to claims by PMI’s creditors, in the event PMI becomes subject to a bankruptcy proceeding. PMI restructured our marketplace so that Borrower Loans are held by PFL and PFL issues and sells the Notes.    As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans.  None of these special interest entities are consolidated as the Company is not the primary beneficiary.

Critical Accounting Policies

The accounting policies that are more fully described in Note 2 to our consolidated financial statements reflect our most significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results including: (i) fair value measurement of Borrower Loans and Notes; (ii) stock-based compensation expense; and (iii) loan servicing assets and liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.

Borrower Loans and Notes

We have elected fair value accounting for Borrower Loans funded through the Note Channel and the related Notes. The fair value election for these Borrower Loans and Notes allows for the use of the same measurement approach for both Borrower Loans and the related Notes, consistent with the borrower payment dependent design.

We estimate the fair values of Borrower Loans funded through the Note Channel and the related Notes using a discounted cash flow valuation methodology. The fair valuation methodology considers projected prepayments and uses the historical actual defaults, losses and recoveries on our Borrower Loans to project future losses and net cash flows on Borrower Loans.

We include in earnings the estimated unrealized fair value gains or losses during the period of Borrower Loans, and the offsetting estimated fair value gains or losses on the related Notes in the period in which such changes in fair value occurs.

We include in earnings the estimated unrealized fair value gains or losses on Borrower Loans as well as the offsetting unrealized fair value gains or losses attributable to the expected changes in future payments on Notes.

Through the Note Channel, Prosper issues Notes and purchases Borrower Loans from WebBank, and holds the Borrower Loans until maturity. The obligation to repay a series of Notes issued through the Note Channel is conditioned upon the repayment of the associated Borrower Loan.  Management believes that the fair value option is more meaningful for the reader of the financial statements and it allows both the Borrower Loans funded through the Note Channel and the related Notes to be valued using the same methodology. A specific allowance account is not recorded relating to the Borrower Loans in which we have elected the fair value option, but rather we estimate the fair value of such Borrower Loans and Notes using discounted cash flow methodologies adjusted for the expected payment, loss and recovery rates.

Stock-Based Compensation

Stock-based compensation includes expense associated with stock option grants. Stock-based compensation for stock options is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. As a result, we estimate the amount of stock-based compensation we expect to be forfeited based on our historical experience. If actual forfeitures differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our assumptions regarding a number of variables including the fair value of our common stock, our expected common stock price volatility over the expected life of the options, expected term of the stock option, risk-free interest rates and expected dividends.

Loan Servicing Asset and Liability

We record loan servicing assets and liabilities at their estimated fair values when we sell Borrower Loans to unrelated third-party buyers. The gain or loss on a loan sale is recorded in “Other Revenue” on the consolidated statement of operations while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market loan servicing fee is recorded in servicing assets or liabilities. Servicing assets and liabilities are recorded in “Prepaid and Other Assets” and “Accrued Expenses and Other Liabilities,” respectively, on the consolidated balance sheets. The initial fair value of servicing assets or liabilities are amortized in proportion to and over the period of estimated servicing income or loss and are reported in “Servicing Fees” on the consolidated statement of operations.

We use a discounted cash flow model to estimate the fair value of the loan servicing assets or liabilities which considers the contractual projected servicing fee revenue that we earn on the Borrower Loans, estimated market servicing fees to service such loans, prepayment rates, default rates and the current principal balances of the loans.

We periodically assesses loan servicing assets and liabilities accounted for using the amortization method for impairment. Impairment occurs when the current fair value of the servicing assets falls below the asset’s carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If loan servicing assets or liabilities are impaired, the impairment is recognized in current-period earnings and the carrying value of the assets or liabilities is adjusted through a valuation allowance. If the value of impaired servicing assets subsequently increases, we recognize the increase in value in current-period earnings and adjust the carrying value of the loan servicing assets or liabilities through a reduction in the valuation allowance to adjust the carrying value only to the extent of the valuation allowance.

Consolidation of Variable Interest Entities

The determination of whether to consolidate a variable interest entity (“VIE”) in which we have a variable interest requires a significant amount of analysis and judgment whether we are the primary beneficiary of a VIE via a controlling financial interest in the VIE. A controlling financial interest in a VIE exists if we have both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and a potentially significant economic interest in the VIE. The determination of whether an entity is a VIE considers factors, such as (i) whether the entity’s equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support or (ii) when a holder’s equity investment at risk lacks any of the following characteristics of a controlling financial interest: the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the entity’s success, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the legal entity.

As a result of the nature of the retained servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans.   For all of these entities we either do not have the power to direct the activities that most significantly affect the VIE’s economic performance or we do not have a potentially significant economic interest in the VIE.   In no case are we the primary beneficiary and as a result none of these entities are consolidated on the Company’s consolidated financial statements.

Management regularly reviews and reconsiders its previous conclusions regarding the status of an entity as a VIE and whether we are required to consolidate such VIE in the consolidated financial statements.

PROSPER FUNDING LLC

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with PFL’s historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. Management’s Discussion and Analysis has been revised to include the effects of the restatement.  The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and PFL’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

Results of Operations

Overview

The following table summarizes PFL’s net income for the years ended December 31, 2014 and December 31, 2013 (in thousands):

	Year Ended
	December 31,
	2014	2013	$ Change	% Change
Total Net Revenue	$40,265	$10,935	29,330	268%
Total Expenses	26,981	7,342	19,639	267%
Net Income	$13,284	$3,593	9,691	270%

Total revenues for the year ended December 31, 2014 increased $29.3 million, a 268% increase from the year ended December 31, 2013, primarily due to increased loan listings which increased the loan administrative fee. Total expenses for the year ended December 31, 2014 increased $19.6 million, a 267% increase from the year ended December 31, 2013, primarily due to higher administrative expenses and depreciation charges. Net income for the year ended December 31, 2014 increased $9.7 million, a 270% increase from the year ended December 31, 2013, primarily due to increased loan listings.

Revenues

The following table summarizes PFL’s revenue for the year ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
	2014	2013	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$28,519	$7,632	20,887	274%
Servicing Fees, Net	4,168	372	3,796	1020%
Other Revenues	3,733	233	3,500	1,502%
Total Operating Revenues	36,420	8,237	28,183	342%
Interest Income on Borrower Loans	$42,370	$32,605	9,765	30%
Interest Expense on Notes	$(38,734)	$(30,756)	(7,978)	26%
Net Interest Income	3,636	1,849	1,787	97%
Change in Fair Value on Borrower Loans, Loans Held for Investment and Notes, Net	209	849	(640)	(75)%
Total Revenues	$40,265	$10,935	29,330	268%

Administration Fee Revenue - Related Party

PFL primarily generates revenues through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by PFL to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The increases in the administration fee revenue were the result of higher loan volume during 2014. The Company believes that the fees are at a rate that would be considered arm’s length.

Servicing Fee Revenue

PFL earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates us for the costs we incur in servicing these Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. The servicing fee is currently set at 1% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The increase in servicing fees was due to the increase in Borrower Loans being serviced as a result of the increase in loan originations.

Other Revenues (Expenses)

Other revenues (expenses) consists primarily of gains (losses) on Borrower Loans sold through the Whole Loan Channel. The increase was due to the net gains on Borrower Loans sold through the Whole Loan Channel which increased with the increased volume of such sales.

Interest Income on Borrower Loans and Interest Expense on Notes

PFL recognizes interest income on Borrower Loans funded through the Note Channel using the accrual method based on the stated interest rate to the extent PFL believes it to be collectable. PFL records interest expense on the corresponding Notes based on the contractual interest rates to the extent PFL believes they will be collectable.   The interest rate charged on the Borrower Loans is generally 1% higher than the interest rate on the corresponding Note to compensate us for servicing the Borrower Loans. This is recorded in interest income.

Overall, the increase in net interest income for the periods above was primarily driven by the increase in volume of Borrower Loans funded through the Note Channel.

Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, net

The fair value of Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans, Loans Held for Sale and Notes include prepayment rates derived from historical prepayment rates for each credit grade, default rates derived from historical performance, recovery rates and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. Loans held for sale are primarily comprised of Borrower Loans held for short durations and are recorded using the same approach as the Borrower Loans.

The following table summarizes the fair value adjustments for the year ended December 31, 2014 and 2013, respectively (in thousands):

	Year ended December 31,
	2014	2013
Borrower Loans	$(15,868)	$(10,631)
Notes	16,391	11,380
Loans Held for Sale	73	44
Total	$596	$793

Expenses

The following table summarizes PFL’s expenses for the year ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
	2014	2013	$ Change	% Change
Expenses
Servicing	$1,509	$744	765	103%
Administration Fee Expense – Related Party	24,966	6,331	18,635	294%
General and Administrative	506	267	239	90%
Total Expenses	26,981	7,342	19,639	267%

Servicing

Servicing costs consists primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The increase was primarily due to an increase loan processing costs which was driven by higher loan volumes.

Administration Fee Expense - Related Party

Pursuant to an Administration Agreement between PFL and PMI, PMI manages the marketplace on behalf of PFL. Accordingly, each month, PFL is required to pay PMI (a) an amount equal to one-twelfth (1/12) of the specified annual Corporate Administration Fees of $1.2 million in 2014, (b) a fee for each Borrower Loan originated through the marketplace, (c) 90% of all servicing fees collected by or on behalf of PFL, and (d) all nonsufficient funds fees collected by or on behalf of PFL. In addition, under a second Administration Agreement between PMI and Prosper Asset Holdings LLC (“PAH”), a wholly owned subsidiary of PFL, PAH is required to pay PMI an annual fee of $0.2 million, payable on a monthly basis, for PMI being the administrator of PAH’s operations. The increase was primarily due to the growth of the marketplace, resulting in increased fees owed to PMI by PFL. The Company believes that the fees are at a rate that would be considered arm’s length.

General and Administrative

General and administrative costs consist primarily of bank service charges and professional fees. The increase was primarily due to an increase in bank charges that were incurred with the increased transaction volume.

Liquidity and Capital Resources (in thousands):

	December 31,
	2014	2013
Net Income	$13,284	$3,593
Net cash provided in operating activities	2,216	2,380
Net cash used in investing activities	(55,184)	(86,312)
Net cash provided by financing activities	70,956	89,716
Net increase in cash and cash equivalents	17,988	5,784
Cash and cash equivalents at the beginning of the period	5,789	5
Cash and cash equivalents at the end of the period	$23,777	$5,789

Net cash decreased for the year ended December 31, 2014. Operating cash flows were positive generally due to the cash used for the loans held for sale at fair value and this was offset due to the positive net income for the period of $13.3 million. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.

Income Taxes

PFL incurred no income tax provision for the year ended December 31, 2014 and 2013. PFL is a US disregarded entity and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how Prosper’s and PFL’s results will be affected by the realization and use of net operating loss carry forwards.

Off-Balance Sheet Arrangements

As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans.  None of these special interest entities are consolidated as the Company is not the primary beneficiary.    Otherwise as of December 31, 2014, PFL has not engaged in any off-balance sheet financing activities.

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

On October 23, 2014, Burr Pilger Mayer Inc. (“BPM”), the independent registered public accounting firm of Prosper Marketplace Inc. and Prosper Funding LLC was dismissed by the Company. We engaged Deloitte & Touche L.L.P. (“Deloitte”) as our independent registered public accounting firm for our third quarter ended September 30, 2014 and fiscal year ended December 31, 2014. Our decision to dismiss BPM and to engage Deloitte was approved by the Audit Committee of PMI on October 23, 2014 and by the Board of Directors of PFL on October 23, 2014. Such change was reported by us in a Current Report on Form 8-K dated October 23, 2014, which was filed with the SEC on October 28, 2014 and amended on November 4, 2014.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this December 31, 2014 Form 10-K, each Registrants’ management, under the supervision and with the participation of such registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of such Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2014. As described below, each Registrant’s management has identified a material weakness in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of such Registrant’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As a result of the material weakness, our PEO and PFO have concluded that, as of December 31, 2014, such Registrant’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, each Registrant’s management is required to assess the effectiveness of such Registrant’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether such Registrant’s internal control over financial reporting is effective.

Management of each Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Each Registrant’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of such Registrant’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Registrants’ management has assessed the effectiveness of the Registrants’ internal control over financial reporting as of December 31, 2014. In making this assessment such Registrants used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Each Registrants’ assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as each Registrants’ principal executive officer and principal financial officer has concluded that such Registrants’ internal controls were not effective as of December 31, 2014.

Material Weaknesses in Internal Control over Financial Reporting

Management of the Registrants concluded that such Registrants’ internal control over financial reporting was not effective as of December 31, 2014, because of material weaknesses in its internal controls identified as described below:

•

The registrants has insufficient appropriate accounting department resources to develop and operate effective internal controls over financial reporting and an insufficient number of personnel appropriately qualified to perform control monitoring activities. The lack of appropriate resources led to control deficiencies in the Registrants’ financial reporting process and contributed significantly to the errors identified that led to the corrections of prior financial information referred to in note 16 and note 9 in the Consolidated Financial Statements of Prosper Marketplace Inc. and Prosper Funding LLC, respectively.

•

Because of an inefficient data system with certain limitations, the reconciliation of data related to cash, borrower loans, and notes to the general ledger required substantial effort from personnel in our financial reporting and business operations groups.  As a result, these reconciliations were not completed in a timely manner.

Notwithstanding the identified material weaknesses, management of the Registrants believes that the consolidated financial statements contained in this report present fairly in conformity with accounting principles generally accepted in the U.S. the Registrants’ financial condition, results of operations, and cash flows for the periods covered thereby in all material respects. To address the material weaknesses in the Registrants’ internal control over financial reporting, the Registrants also performed additional manual reconciliation procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.

Plans for Remediation of Material Weakness

As a result of the material weakness described above, Prosper has hired additional IT and finance personnel with technical accounting expertise and plans to continue such hiring. The Registrants are formalizing their accounting policies and internal controls documentation and strengthening supervisory reviews by management. Management of each Registrant has taken steps to address the causes of identified errors and to improve its internal control over financial reporting, including the implementation of new accounting and reconciliation processes and control procedures and the identification of gaps in their skills base and expertise of the staff required to meet the financial reporting requirements. Management of each Registrant is committed to improving the each Registrant’s internal control over financial reporting processes and will meet frequently with the Audit Committee to monitor and report on the ongoing effectiveness of such remediation activities and controls.

Changes in Internal Control over Financial Reporting

With the oversight of the Registrants’ senior management and Prosper’s audit committee, the Registrants have begun taking the steps set forth above and plan to take additional measures to remediate the underlying causes of the material weaknesses.

Other than with respect to the ongoing remediation of the material weakness pursuant to the plan described above, there has been no change to the Registrants’ internal control over financial reporting during such Registrant’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

The Dodd-Frank Wall Street Reform and Consumer Protection Act exempts any company that is not a “large accelerated filer” or an “accelerated filer” (as defined by SEC rules) from the requirement that such company obtain an external audit of the effectiveness of its internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. As a result, each Registrants is exempt from the requirement that it include in its Annual Report on Form 10-K an attestation report on internal control over financial reporting by an independent registered public accounting firm; however, management’s annual report on internal control over financial reporting, pursuant to Section 404(a) of the Sarbanes-Oxley Act, is still required with respect to the Registrants.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Prosper Marketplace, Inc.

Executive Officers, Directors and Key Employees

The following table sets forth information about PMI’s executive officers and directors as of the date of this Annual Report:

Name	Age	Position(s)
Stephan P. Vermut	68	Executive Chairman and Director
Aaron Vermut	42	Chief Executive Officer and Director
Ronald Suber	50	President
Joshua M. Tonderys	38	Chief Operating Officer
Sachin D. Adarkar	48	General Counsel and Secretary
Xiaopei Lee	43	Chief Financial Officer
Christopher M. Bishko	45	Director
Rajeev V. Date	44	Director
Patrick W. Grady	32	Director
David R. Golob	47	Director
Nigel W. Morris	56	Director

Stephan P. Vermut has served as PMI’s Executive Chairman since March 2014. Prior to his appointment as Executive Chairman, Mr. Vermut served as Chief Executive Officer from January 2013 until March 2014. Mr. Vermut is also a director of PMI and Executive Chairman and a director of PFL. Prior to joining PMI, Mr. Vermut served as Managing Director, co-Head of Prime Services, at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC) from August 2012 until January 2013. Mr. Vermut was one of the founders of Merlin Securities, LLC and served as its Chairman of the Board and Chief Executive Officer and as one of its Managing Partners from 2004 until it was acquired by Wells Fargo Securities in August 2012. Prior to that, Mr. Vermut served as President and Chief Executive Officer of Montgomery/Bank of America Prime Brokerage from 1995 to 2003. Prior to that, Mr. Vermut was a Partner of Furman Selz in New York and Managing Director of the Prime Brokerage Division of Furman Selz. Mr. Vermut received a B.S. in Business Administration from Babson College. PMI believes that Mr. Vermut’s financial and business expertise, including his background of founding, managing and directing financial and technology-enabled service companies, give him the qualifications and skills to serve as a director.

Aaron Vermut has served as PMI’s Chief Executive Officer since March 2014. Aaron Vermut is the son of Stephan Vermut.  Prior to his appointment as Chief Executive Officer, Mr. Vermut served as President of PMI from April 2013 until March 2014. Mr. Vermut is also a director of PMI and Chief Executive Officer and a director of PFL. Prior to joining PMI, Mr. Vermut served as Managing Director, co-Head of Prime Services, at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC) from August 2012 until April 2013. Mr. Vermut was one of the founders of Merlin Securities, LLC and served as one of its Managing Partners and directors from 2004 until it was acquired by Wells Fargo Securities in August 2012. Prior to that, Mr. Vermut served as Principal of New Enterprise Associates from 2000 to 2003. Prior to that, Mr. Vermut served as Senior Consultant of Cambridge Technology Partners from 1995 to 1998. Mr. Vermut has an M.B.A. in Finance from The Wharton School, University of Pennsylvania and a B.A. in History and German Literature from Washington University in St. Louis. PMI believes that Mr. Vermut’s financial and business expertise, including his background of founding, managing and directing a financial and technology-enabled service company, give him the qualifications and skills to serve as a director.

Ronald Suber has served as President of PMI since March 2014. Prior to his appointment as President, Mr. Suber served as PMI’s Head of Global Institutional Sales from January 2013 until March 2014. Mr. Suber is also President and a director of PFL. Prior to joining PMI, Mr. Suber served as Managing Director at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC) from August 2012 until January 2013. Mr. Suber served as Head of Global Sales and Marketing, Senior Partner and Director of Merlin Securities, LLC from April 2008 until it was acquired by Wells Fargo Securities in August 2012. Mr. Suber served as President of Spectrum Global Fund Administration from 2006 to 2008. Mr. Suber was with Bear Stearns from 1992 to 2006, where he most recently served as Senior Managing Director. Mr. Suber received a B.A. in Economics from University of California, Berkeley.

Joshua M. Tonderys has served as Chief Operating Officer of PMI since January 2015.  Mr. Tonderys also serves as PMI’s Chief Risk Officer, a position he has held since September 2012 and Chief Operating Officer of PFL. Prior to joining PMI, Mr. Tonderys served as Senior Director at Barclaycard US (formerly Juniper Bank) from September 2002 to September 2012, with responsibilities that included general management, marketing, analytics, risk management, and operations. Prior to that, Mr. Tonderys served as Risk Analyst at BankOne (now Chase Card Services) from July 1999 to September 2002. Mr. Tonderys holds a B.A. in economics from Hobart College and an M.B.A. from the University of North Carolina at Chapel Hill.

Sachin D. Adarkar has served as PMI’s General Counsel and Secretary since August 2009. Mr. Adarkar also serves as Secretary of PFL.  Prior to joining PMI, he served as Vice President and Deputy General Counsel of GreenPoint Mortgage Funding, Inc., a wholesale mortgage lender in Novato, CA. Prior to joining GreenPoint, Mr. Adarkar spent several years practicing with the law firm of Howard Rice Nemerovski Canady Falk & Rabkin, in San Francisco (now part of Arnold & Porter LLP), and also served as Vice President and General Counsel of Valley Media, Inc., a music and video distributor. Mr. Adarkar has a J.D. from UCLA, an M.A. from the University of California at Berkeley and a B.A., cum laude, from Georgetown University. Mr. Adarkar is a member of the California Bar.

Xiaopei Lee has served as PMI’s CFO since April 2014. Ms. Lee also serves as Treasurer of PFL.  Prior to joining PMI, Ms. Lee was Chief Financial Officer of eBay Australia from June 2011 to March 2014. Before her position as Chief Financial Officer of eBay Australia, Ms. Lee spent nearly 11 years in various finance and business roles at PayPal and eBay, including Finance Director of the Global Core Payments, Risk Management and Emerging Markets division. Prior to her time at PayPal and eBay, Ms. Lee held various financial management positions at Oracle, Target, and Sichuan Provincial Economic & Trade Commission in China. Ms. Lee received her MBA in Finance and Marketing from the University of Southern California, and a BA in International Finance from the Southwestern University of Finance and Economics in Chengdu, China.

Christopher M. Bishko has served as one of PMI’s directors since May 2013. Mr. Bishko is an Investment Partner at Omidyar Network Services LLC, which he joined in September 2008. Prior to joining Omidyar, Mr. Bishko worked in investment banking at JPMorgan Securities, Inc. from October 1992 to July 2008. Mr. Bishko holds a B.S. in Biomedical Engineering from Duke University. PMI believes that Mr. Bishko’s experience as a venture capital investor in financial technology and Internet companies and his background in investment banking give him the qualifications and skills to serve as a director.

Rajeev V. Date has served as one of PMI’s directors since July 2013. Mr. Date previously served as one of PMI’s directors from January 2009 to September 2010. Mr. Date currently serves as the Managing Partner of Fenway Summer LLC, a U.S. consumer financial advisory and investment firm. From January 2012 to January 2013, Mr. Date served as the Deputy Director of the United States Consumer Financial Protection Bureau (“CFPB”). Before being appointed Deputy Director, Mr. Date was appointed the Special Advisor to the Secretary of the Treasury for the CFPB, and, in that capacity, acted as the interim leader of the CFPB. From October 2010 to August 2011, Mr. Date served as Associate Director of Research, Markets, and Regulations of the CFPB. Prior to joining the CFPB, Mr. Date served as Chairman & Executive Director of Cambridge Winter Center for Financial Institutions Policy, a non-profit nonpartisan think tank focused on financial institutions policy, from March 2009 to September 2010. From 2007 to 2009, Mr. Date served as a Managing Director in the Financial Institutions Group at Deutsche Bank Securities, where his key responsibility was acting as a coverage officer for specialty finance firms and regional banks. Before that, Mr. Date was Senior Vice President for Corporate Strategy and Development at Capital One Financial, where he led M&A development efforts across the U.S. banking and specialty finance markets. He began his business career in the financial institutions practice of the consulting firm McKinsey & Company. He has also served as an attorney, in both private practice and government. Mr. Date received a J.D., magna cum laude, from Harvard Law School and a B.S. (highest honors) from University of California, Berkeley. PMI believes that Mr. Date’s financial, business and regulatory expertise give him the qualifications and skills to serve as a director. Mr. Date qualifies as an "audit committee financial expert" under SEC guidelines.

Patrick W. Grady has served as one of PMI’s directors since January 2013. Mr. Grady is a Partner of Sequoia Capital, a private investment partnership, which he joined in 2007. Prior to joining Sequoia Capital, Mr. Grady was an Associate at Summit Partners from 2004 to 2007. Mr. Grady holds a B.S. in Economics and Finance from Boston College. PMI believes that Mr. Grady’s experience as a venture capital investor with a focus on financial technologies and his overall management experience, give him the qualifications and skills to serve as a director. Mr. Grady qualifies as an "audit committee financial expert" under SEC guidelines.

David R. Golob has served as one of PMI’s directors since May 2014. Mr. Golob has been a Partner at Francisco Partners, a private equity firm, since 2001. Mr. Golob currently serves on the board of directors of Barracuda Networks. Mr. Golob holds an A.B. degree in chemistry from Harvard College and an M.B.A. degree from the Stanford Graduate School of Business. PMI believes that Mr. Golob’s financial and business expertise, including his experience in the private equity and venture capital industries analyzing, investing in and serving on the boards of directors of technology companies, give him the qualifications and skills to serve as a director.

Nigel W. Morris has served as one of PMI’s directors since June 2014. Mr. Morris previously served as one of PMI’s directors from December 2009 to January 2013. Mr. Morris is the managing partner of QED Investors, an investment firm he founded in 2008. Mr. Morris was also the co-founder of Capital One Financial Services, where he served as President and Chief Operating Officer and Vice Chairman from 1994 until his retirement in 2004. Mr. Morris has a BSC in Psychology from East London University in London, England and an MBA with distinction from London Business School, where he is also a fellow. PMI believes that Mr. Morris’s financial and business expertise, including his diversified background of managing and directing public companies, his experience with financial services firms, as well as his general operational and management experience, give him the qualifications and skills to serve as a director.

Board Composition and Election of Directors

PMI’s board of directors currently consists of seven members, all of whom were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of PMI’s stockholders. In selecting the composition of its board of directors, PMI seeks to ensure that its board of directors collectively has a balance of expertise in the following areas: internet based business, consumer financial products and experience directing public and start-up companies. In addition, although PMI doesn’t have a separate policy regarding diversity on its board of directors, PMI considers diversity of race, ethnicity, gender, age and cultural background. Based on these criteria, PMI believes that its board of directors has been effective in identifying diverse directors. The board of directors’ composition provisions of PMI’s voting rights agreement are still in effect. Holders of the Notes offered through our marketplace, and the accompanying PMI Management Rights, will have no ability to elect or influence PMI’s directors or approve significant corporate transactions, such as a merger or other sale of PMI or its assets.

Aaron Vermut, Chief Executive Officer and a director of PMI, is the son of Stephan P. Vermut, Executive Chairman and a director of PMI.

Board Leadership

Because PMI’s common stock is not listed on a national exchange, PMI is not required to maintain a board of directors consisting of a majority of independent directors, or to maintain an audit, nominating or compensation committee. PMI does not have a lead independent director.

Code of Ethics

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

Director Independence

Because PMI’s common stock is not listed on a national securities exchange, PMI is not required to maintain a board of directors consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors. PMI’s board of directors has not analyzed the independence of PMI’s directors under any applicable stock exchange listing standards. Holders of the Notes have no ability to elect or influence PMI’s directors.

Board Committees

Nominating Committee

PMI is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act. Therefore, PMI is not required to have a nominating committee comprised of independent directors. PMI currently does not have a standing nominating committee and accordingly, there are no charters for such committee. PMI believes that a nominating committee is not necessary for a company of its size with its type of business. PMI also believes that its directors collectively have the requisite background, experience, and knowledge to fulfill the limited duties and obligations that a nominating committee may have.

Compensation Committee

PMI’s board of directors approved the formation of a Compensation Committee in August 2011. As of December 31, 2014, the members of the Compensation Committee were Patrick W. Grady (Chair) and Christopher M. Bishko.  The Compensation Committee oversees PMI’s executive officer compensation arrangements, plans, policies and programs maintained by PMI and administers PMI’s equity-based compensation plan for employees generally (including issuance of stock options and other equity-based awards granted other than pursuant to a plan).  The Compensation Committee meets at such times as determined appropriate by the Chair of the Compensation Committee.

Audit Committee

PMI’s board of directors approved the formation of an Audit Committee in January 2010. As of December 31, 2014, the members of the Audit Committee were Rajeev V. Date (Chair) and Patrick W. Grady.  The Audit Committee oversees financial risk exposures, including monitoring the integrity of PMI’s consolidated financial statements, internal controls over financial reporting and the independence of PMI’s Independent Registered Public Accounting Firm.  The Audit Committee receives internal control related assessments and reviews and discusses PMI’s annual and quarterly consolidated financial statements with management.  In fulfilling its oversight responsibilities with respect to compliance matters, the Audit Committee meets at least quarterly with management, PMI’s Independent Registered Public Account firm and PMI’s internal legal counsel to discuss risks related to PMI’s financial reporting function.

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

×	any breach of the director’s duty of loyalty to PMI or PMI’s stockholders;
×

any act or omission not in good faith, believed to be contrary to the interests of PMI or its shareholders, involving reckless disregard for the director’s duty, for acts that involve an unexcused pattern of inattention that amounts to an abdication of duty, or that involves intentional misconduct or knowing or culpable violation of law;

×	any unlawful payments related to dividends, unlawful stock repurchases, redemptions, loans, guarantees or other distributions; or
×	any transaction from which the director derived an improper personal benefit.

These limitations do not affect the availability of equitable remedies, including injunctive relief or rescission. As permitted by Delaware law, PMI’s amended and restated certificate of incorporation and bylaws also provide that:

×	PMI will indemnify its directors and officers to the fullest extent permitted by law;
×	PMI may indemnify its other employees and other agents to the same extent that PMI indemnifies its officers and directors; and
×

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

In addition to the indemnification provided for in PMI’s amended and restated certificate of incorporation and bylaws, PMI has entered into indemnification agreements with each of its directors and officers. The indemnification agreements require PMI, among other things, to indemnify such persons for all expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement (if such settlement is approved in advance by PMI) (collectively, “Expenses”), actually and reasonably incurred by such person in connection with the investigation, defense or appeal of any proceeding to which such person may be made a party, a potential party, a non-party witness, or otherwise by reason of:  (i) such person’s service as a director or officer of PMI; (ii) any action or inaction taken by such person or on such person’s part while acting as director, officer, employee or agent of PMI; or (iii) such person’s actions while serving at the request of PMI as a director, officer, employee, trustee, general partner, managing member, agent or fiduciary of PMI or any other entity, in each case, whether or not serving in any such capacity at the time any liability or expense is or was incurred.  In addition, PMI is required to indemnify against any Expenses actually and reasonably incurred in connection with any action establishing or enforcing a right to indemnification or advancement of expenses under the indemnification agreement or under any directors’ and officers’ liability insurance policies maintained by PMI to the extent that such person is successful in such action.  The indemnification agreements also provide that PMI agrees to indemnify such persons to the fullest extent permitted by law, even if such indemnification is not specifically authorized by the other provisions of the agreement or PMI’s amended and restated certificate of incorporation or bylaws. Moreover, the indemnification agreements provide that any future changes under Delaware law that expand the ability of a Delaware corporation to indemnify its officers and directors are automatically incorporated into the agreements.

Under the indemnification agreements, PMI is not obligated to provide indemnification on account of any proceeding unless such person acted in good faith and in a manner reasonably believed to be in the best interests of PMI, and with respect to criminal proceedings, such person had no reasonable cause to believe his conduct was unlawful. The termination of a proceeding by judgment, settlement, conviction or upon a plea of nolo contendere or its equivalent does not, by itself, create the presumption that such person did not satisfy the above standards.  In addition, under the indemnification agreements, PMI is not obligated to provide indemnification for: (i) any proceedings or claims initiated or brought voluntarily by such person and not by way of defense, unless such indemnification is authorized by PMI, other than a proceeding to establish such person’s right to indemnification; (ii) any expenses incurred by such person with respect to any proceeding instituted by such person to enforce and interpret the terms of his indemnification agreement, unless such person is successful in such action; (iii) which payment has actually been made to or on behalf of such person under any statute, insurance policy, indemnity provision, vote or otherwise, except with respect to any excess beyond the amount paid; (iv) an accounting or disgorgement of profits pursuant to Section 16(b) of the Exchange Act, as amended, or similar provisions of federal, state or local statutory law or common law, if such person is held liable therefor (including pursuant to any settlement arrangements); and (v) any reimbursement of PMI by such person of any bonus or other incentive-based or equity-based compensation or of any profits realized by such person from the sale of securities of PMI, as required in each case under the Exchange Act, as amended (including any such reimbursements that arise from an accounting restatement of PMI pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), or the payment to PMI of profits arising from the purchase and sale by such person of securities in violation of Section 306 of the Sarbanes-Oxley Act), if such person is held liable therefor (including pursuant to any settlement arrangements).

PMI also maintains an insurance policy that covers certain liabilities of its directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

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

Prosper Funding LLC

Executive Officers, Directors and Key Employees

The following table sets forth information about PFL’s executive officers and directors as of the date of this Annual Report:

Name	Age	Position(s)
Stephan P. Vermut	67	Executive Chairman and Director
Aaron Vermut	42	Chief Executive Officer and Director
Ronald Suber	50	President and Director
Joshua Tonderys	38	Chief Operating Officer
Sachin D. Adarkar	48	Secretary
Xiaopei Lee	43	Treasurer
Bernard J. Angelo	45	Director
David V. DeAngelis	45	Director

Stephan P. Vermut has served as PFL’s Executive Chairman since March 2014 and as a director since February 2013. Prior to his appointment as Executive Chairman, Mr. Vermut served as PFL’s Chief Executive Officer from June 2013 to March 2014. Mr. Vermut also served as Chief Executive Officer of PMI from January 2013 to March 2014, and has served as PMI’s Executive Chairman since March 2014 and as a directors of PMI since January 2013. Prior to joining PMI, Mr. Vermut served as Managing Director, Head of Prime Services, at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC) from August 2012 until

January 2013. Mr. Vermut was one of the founders of Merlin Securities, LLC and served as its Chairman of the Board and Chief Executive Officer and as one of its Managing Partners from 2004 until it was acquired by Wells Fargo Securities in August 2012. Prior to that, Mr. Vermut served as President and Chief Executive Officer of Montgomery/Bank of America Prime Brokerage from 1995 to 2003. Prior to that, Mr. Vermut was a Partner of Furman Selz in New York and Managing Director of the Prime Brokerage Division of Furman Selz. Mr. Vermut received a B.S. in Business Administration from Babson College. PFL believes that Mr. Vermut’s financial and business expertise, including his background of founding, managing and directing financial and technology-enabled service companies, give him the qualifications and skills to serve as a director.

Aaron Vermut is PFL’s Chief Executive Officer and one of its directors. Mr. Vermut has served as PFL’s Chief Executive Officer since March 2014 and as a director since February 2013. Prior to his appointment as Chief Executive Officer of PFL, Mr. Vermut served as President of PFL from June 2013 until March 2014. Mr. Vermut also served as President of PMI from May 2013 to March 2014, and has served as PMI’s Chief Executive Officer since March 2014 and as a director since May 2014. Prior to joining PMI, Mr. Vermut served as Managing Director, Head of Prime Services, at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC) from August 2012 until April 2013. Mr. Vermut was one of the founders of Merlin Securities, LLC and served as one of its Managing Partners and directors from 2004 until it was acquired by Wells Fargo Securities in August 2012. Prior to that, Mr. Vermut served as Principal of New Enterprise Associates from 2000 to 2003. Prior to that, Mr. Vermut served as Senior Consultant of Cambridge Technology Partners from 1995 to 1998. Mr. Vermut has an M.B.A. in Finance from The Wharton School, University of Pennsylvania and a B.A. in History and German Literature from Washington University in St. Louis. PFL believes that Mr. Vermut’s financial and business expertise, including his background of founding, managing and directing a financial and technology-enabled service company, give him the qualifications and skills to serve as a director.

Ronald Suber has served as PFL’s President since March 2014 and as a director since February 2013. Prior to his appointment as President, Mr. Suber served as PFL’s Vice President from February 2013 to March 2014. Mr. Suber also served as PMI’s Head of Global Institutional Sales from February 2013 to March 2014, and has served as PMI’s President since March 2014. Prior to joining PMI, Mr. Suber served as Managing Director at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC) from August 2012 until January 2013. Mr. Suber served as Head of Global Sales and Marketing, Senior Partner and Director of Merlin Securities, LLC from April 2008 until it was acquired by Wells Fargo Securities in August 2012. Mr. Suber served as President of Spectrum Global Fund Administration from 2006 to 2008. Mr. Suber was with Bear Stearns from 1992 to 2006, where he most recently served as Senior Managing Director. Mr. Suber received a B.A. in Economics from University of California, Berkeley. PFL believes that Mr. Suber’s financial and business expertise, including his experience managing a financial and technology-enabled service company, as well as his general operational and management experience, give him the qualifications and skills to serve as a director.

Joshua M. Tonderys has served as PFL’s Chief Operating Officer since January 2015.  Mr. Tonderys also serves as PMI’s Chief Operating Officer, a position he has held since January 2015, and PMI’s Chief Risk Officer, a position he has held since September 2012. Prior to joining PMI, Mr. Tonderys served as Senior Director at Barclaycard US (formerly Juniper Bank) from September 2002 to September 2012, with responsibilities that included general management, marketing, analytics, risk management, and operations. Prior to that, Mr. Tonderys served as Risk Analyst at BankOne (now Chase Card Services) from July 1999 to September 2002. Mr. Tonderys holds a B.A. in economics from Hobart College and an M.B.A. from the University of North Carolina at Chapel Hill.

Sachin D. Adarkar has served as PFL’s Secretary since March 2012. Mr. Adarkar has served as PMI’s General Counsel and Secretary since August 2009. Prior to joining PMI, Mr Adarkar served as Vice President and Deputy General Counsel of GreenPoint Mortgage Funding, Inc., a wholesale mortgage lender in Novato, CA. Prior to joining GreenPoint, Mr. Adarkar spent several years practicing with the law firm of Howard Rice Nemerovski Canady Falk & Rabkin, in San Francisco (now part of Arnold & Porter LLP), and also served as Vice President and General Counsel of Valley Media, Inc., a music and video distributor. Mr. Adarkar has a J.D. from UCLA, an M.A. from the University of California at Berkeley and a B.A., cum laude, from Georgetown University. Mr. Adarkar is a member of the California Bar.

Xiaopei Lee has served as PFL’s Treasurer since April 2014. Ms. Lee has served as PMI’s chief financial officer since April 2014. Prior to joining PMI, MS. Lee was chief financial officer of eBay Australia from June 2011 to March 2014. Before her position as Chief Financial Officer of eBay Australia, Ms. Lee spent nearly 11 years in various finance and business roles at PayPal and eBay, including Finance Director of the Global Core Payments, Risk Management and Emerging Markets division. Prior to her time at PayPal and eBay, Ms. Lee held various financial management positions at Oracle, Target, and Sichuan Provincial Economic & Trade Commission in China. Ms. Lee received her MBA in Finance and Marketing from the University of Southern California, and a BA in International Finance from the Southwestern University of Finance and Economics in Chengdu, China.

Bernard J. Angelo has served on PFL’s board of directors since March 2012. Mr. Angelo joined Global Securitization Services, LLC (“Global Securitization”) in April 1997 and has extensive experience in managing commercial paper and medium term note programs. In addition to his administrative skills, Mr. Angelo has over twelve years of experience in both the business and legal side of structured finance. At Global Securitization, Mr. Angelo has been active in assisting clients and their legal counsel during the structuring phase of their transactions as well as assimilating bank sponsored commercial paper programs into the operating matrix at Global Securitization. Prior to joining Global Securitization, Mr. Angelo was an Assistant Vice President at Bankers Trust Company from January 1993 to April 1997 where he was responsible for oversight of the treasury and accounting functions on the Corporate Trust side of structured transactions managed by the bank. Mr. Angelo currently also serves on the board of ATAX TEBS I, LLC, Bay View Deposit Corporation, BEC Funding II LLC, Carmax Auto Funding LLC, CEC Funding LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Transition Bond Company LLC, Ford Credit Auto Receivables Two LLC, National City Mortgage Capital LLC, PG&E Energy Recovery Funding LLC, and World Omni Auto Receivables LLC. Mr. Angelo has a B.S. in Finance from Siena College. PFL believes that Mr. Angelo’s experience in structured finance as well as his general management experience, give him the qualifications and skills to serve as a director.

David V. DeAngelis has served on PFL’s board of directors since May 2013. Mr. DeAngelis joined Global Securitization Services, LLC (“Global Securitization”) in March 2002 and has over eighteen years of financial markets experience. Prior to joining Global Securitization, Mr. DeAngelis was a Senior Accountant at Nomura Securities International, a Japanese investment firm, from October 1998 to February 2002 where he was responsible for daily profit and loss preparation and reporting, general ledger maintenance, month-end closing entries and month-end reporting in the Fixed Income Controllers Department. Prior to October 1998, Mr. DeAngelis worked in the International Accounting departments of U.S. investment firms specializing in Emerging Markets. Mr. DeAngelis has a B.S. in Accounting from St. John’s University. PFL believes that Mr. DeAngelis’s financial markets experience, as well as his general management experience, give him the qualifications and skills to serve as a director.

Board Composition and Election of Directors

PFL’s board of directors currently consists of five members. PFL’s goal is to assemble a board of directors that operates cohesively and works with management in a constructive way. PFL believes that its directors possess valuable experience and the knowledge necessary to guide its business. Its current board of directors consists of individuals with proven records of success in their chosen professions. They all have the highest integrity and a keen intellect. They are collegial yet independent in their thinking, and are committed to the hard work necessary to be informed about the lending industry, PFL, and its key constituents, including borrower members, investor members, stockholders and management.

Aaron Vermut, Chief Executive Officer and a director of PFL is the son of Stephan Vermut, Executive Chairman and director of PFL.

Board Leadership

Because PFL’s membership interest is not listed on a national exchange, PFL is not required to maintain a board of directors consisting of a majority of independent directors, or to maintain an audit, nominating or compensation committee. PFL does not have a lead independent director.

Code of Ethics

PFL has not adopted a code of ethics. PFL does not believe that a code of ethics is necessary because it has no employees and its officers are also officers of PMI and are subject to PMI’s Code of Business Conduct and Ethics.

Director Independence

Because PFL’s membership interest is not listed on a national securities exchange, PFL is not required to maintain a board of directors consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors. PFL’s board of directors has not analyzed the independence of PFL’s directors under any applicable stock exchange listing standards. Holders of the Notes have no ability to elect or influence PFL’s directors.

Board Committees

Nominating Committee

PFL is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and, therefore, is not required to have a nominating committee comprised of independent directors. PFL currently does not have a standing nominating committee and, accordingly, there are no charters for such committee. PFL believes a standing nominating committee is not necessary for a company of its size with its type of business. PFL also believes that its directors collectively have the requisite background, experience, and knowledge to fulfill the limited duties and obligations that a nominating committee may have.

Compensation Committee

PFL is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and, therefore, is not required to have a compensation committee comprised of independent directors. PFL does not have any employees and does not compensate its officers or directors; accordingly, it does not believe that it needs a compensation committee.

Audit Committee

PFL is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and, therefore, is not required to have an audit committee comprised of independent directors. PFL currently does not have a standing audit committee and, accordingly, there are no charters for such committee. PFL believes that standing committees are not necessary for a company of its size with its type of business. PFL also believes that its directors collectively have the requisite background, experience, and knowledge to fulfill the limited duties and obligations that an audit committee may have.

Limitations on Officers’ and Directors’ Liability and Indemnification Agreements

PFL’s Fifth Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) provides that, to the fullest extent permitted by applicable law, PFL’s directors and officers will not be liable to PFL for, and shall be indemnified by PFL against, any loss, damage or claim incurred by reason of any act or omission performed or omitted by such officer or director in good faith on PFL’s behalf and in a manner reasonably believed to be within the scope of the authority conferred on the officer or director by the LLC Agreement, except for any loss, damage or claim incurred by reason of the officer’s or director’s gross negligence or willful misconduct; provided, however, that any such indemnity shall be provided out of and to the extent of PFL’s assets only. In addition, the LLC Agreement provides that, to the fullest extent permitted by applicable law, PFL may advance any expenses incurred by an officer or director defending any claim, demand, action, suit or proceeding prior to its final disposition, upon PFL’s receipt of an undertaking by or on behalf of the officer or director to repay such amount if it is determined that the officer or director is not entitled to be indemnified under the LLC Agreement. PFL will not pay any such indemnification from any borrower loan collections that are allocable to the payment of Notes.

PFL and PMI have entered into an Amended and Restated Services and Indemnity Agreement (the “GSS Agreement”) with Global Securitization Services, LLC (“GSS”) and PFL’s independent directors, David V. DeAngelis and Bernard J. Angelo, who are employees of GSS and are described as the “GSS Representatives.” Under the GSS Agreement, PMI has agreed to indemnify the GSS Representatives and GSS (collectively, the “Indemnitees”) against any loss, damage or claim incurred by the Indemnitees as a result of the GSS Representatives’ service as independent directors for by reason of any act or omission performed or omitted by the GSS Representatives as PFL’s independent directors, except for any loss, damage or claim incurred by reason of the GSS Representative’s gross negligence or willful misconduct. If any proceeding is asserted against the Indemnitees for which they may be indemnified under the GSS Agreement, PMI will retain and direct counsel to defend such action and will be responsible for paying all reasonable fees and disbursements of such counsel. The Indemnitees have the right to approve such counsel, but may not unreasonably withhold approval. If a court of competent jurisdiction determines that an Indemnitee is not entitled to indemnification under the GSS Agreement, GSS must repay any amounts paid by PMI to or on behalf of such Indemnitee in connection with those matters as to which it has been determined that such Indemnitee is not entitled to indemnification.

PFL believes that these provisions are necessary to attract and retain qualified persons as directors and officers. To the extent these provisions permit PFL to indemnify its officers and directors for liabilities arising under the Securities Act, however, PFL has been informed by the SEC that such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation

Prosper Marketplace, Inc.

Executive Officer Compensation

Summary Compensation Table

The following table provides information regarding the compensation earned during the year ended December 31, 2014 and December 31, 2013 by each “of PMI’s named executive officers” (in thousands):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation	Totals ($)
Aaron Vermut (2)	2014	300	140	191	—	631
Chief Executive Officer	2013	225	—	185	—	410
Stephan P. Vermut (3)	2014	300	128	221	—	649
Executive Chairman	2013	284	—	185	—	469
Ronald Suber (4)	2014	300	128	191		619
President	2013	284	—	185	—	469
Xiaopei Lee (5)	2014	216	50	115	—	381
Chief Financial Officer	2013	—	—	—	—	—
(1)

Calculated in accordance with the Financial Accounting Board’s Topic ASC 718, Compensation –Stock Compensation (“ASC 718”) using a Black-Scholes model to purchase shares of PMI’s common stock.  The key assumptions used in PMI’s ASC 718 calculation are discussed in Note 2 of PMI’s consolidated financial statements, which are incorporated by reference into this Annual Report. .

(2)

Mr. Aaron Vermut joined PMI in April 2013 as its President and was promoted to Chief Executive Officer in March 2014. Mr. Aaron Vermut received awards of 1,849,089 stock options in the year ended December 31, 2013 with an exercise price of $0.10 per share and 588,132 stock options in the year ended December 31, 2014 with an exercise price of $0.57 per share, which are subject to the terms and conditions of the 2005 Plan, as set forth below.

(3)

Mr. Stephan P. Vermut joined PMI in January 2013 as its Chief Executive Officer and, in connection with Mr. Aaron Vermut’s appointment as Chief Executive Officer, was appointed PMI’s Executive Chairman in March 2014. Mr. Stephan P. Vermut received awards of 1,849,089 stock options in the year ended December 31, 2013 with an exercise price of $0.10 per share and 588,132 stock options in the year ended December 31, 2014 with an exercise price of $0.57 per share, which are subject to the terms and conditions of the 2005 Plan, as set forth below.

(4)

Mr. Ronald Suber joined PMI in January 2013 as its Head of Institutional Sales and was promoted to President in March 2014. Mr. Suber received awards of 1,849,089 stock options in the year ended December 31, 2013 with an exercise price of $0.10 per share and 588,132 stock options in the year ended December 31, 2014 with an exercise price of $0.57 per share, which are subject to the terms and conditions of the 2005 Plan, as set forth below.

(5)

Ms. Lee joined PMI in April 2014 as its Chief Financial Officer. Ms. Lee received awards of 310,828 stock options in the year ended December 31, 2014 with an exercise price of $0.57 per share, which are subject to the terms and conditions of the 2005 Plan, as set forth below.

Narrative Discussion of the Summary Compensation Table

At December 31, 2014, Mr. Aaron Vermut’s base salary was $300 thousand per year and he is eligible to receive an annual performance bonus. The amount of Mr. Aaron Vermut’s bonus, if any, shall be determined by PMI’s Compensation Committee in its sole discretion. Mr. Aaron Vermut is also entitled to receive all customary and usual fringe benefits available to PMI’s employees.

At December 31, 2014, Mr. Stephan P. Vermut’s base salary was $300 thousand per year and he is eligible to receive an annual performance bonus. The amount of Mr. Stephan P. Vermut’s bonus, if any, shall be determined by PMI’s Compensation Committee in its sole discretion. Mr. Stephan P. Vermut is also entitled to receive all customary and usual fringe benefits available to PMI’s employees.

At December 31, 2014, Mr. Suber’s base salary was $300 thousand per year and he is eligible to receive an annual performance bonus. The amount of Mr. Suber’s bonus, if any, shall be determined by PMI’s Compensation Committee in its sole discretion. Mr. Suber is also entitled to receive all customary and usual fringe benefits available to PMI’s employees.

At December 31, 2014, Ms. Lee’s base salary was $300 thousand per year and she is eligible to receive an annual performance bonus. The amount of Ms. Lee’s bonus, if any, shall be determined by PMI’s Compensation Committee in its sole discretion. Ms. Lee is also entitled to receive all customary and usual fringe benefits available to PMI’s employees.

The named executive officers identified above have been granted stock option awards upon employment with PMI and for merit increases as further discussed below under “Outstanding Equity Awards.” PMI has no formal incentive compensation programs in place for its officers. PMI does not believe that its compensation policies promote inappropriate or excessive risk taking. The compensation it pays to its named executive officers consists of three components: base salary, a discretionary bonus and stock option awards. Base salary is a fixed amount, and is not tied to any metric relating to the performance of PMI’s business as a whole. Discretionary bonuses, also are not tied to any specific metrics regarding PMI’s performance. PMI’s stock option awards are generally structured so that they vest over multiple years, which align the interests of the grantees with the long-term interests of PMI’s stockholders.

The options granted to Mr. Aaron Vermut, Mr. Stephan P. Vermut and Mr. Suber in the year ended December 31, 2013 vest over four years, with 1/4 vesting on the first anniversary of the vesting commencement date and 1/48 vesting each month thereafter for the following three years, except that such options will vest immediately upon a change in control. The options granted to Mr. Aaron Vermut, Mr. Stephan P. Vermut and Mr. Suber in the year ended December 31, 2014 vested in full upon the achievement of certain performance objectives. The options granted to Ms. Lee vest over four years, with 1/4 vesting on the first anniversary of the vesting commencement date and 1/48 vesting each month thereafter for the following three years, except that, upon a change in control, the portion of Ms. Lee’s options that were otherwise scheduled to vest during the twelve month period following the change in control will immediately vest and any unvested portion of Ms. Lee’s options remaining will immediately vest in full upon Ms. Lee’s involuntary termination within the twelve month period following the change in control.

PMI has granted equity awards primarily through its 2005 Plan (as defined below, which was adopted by PMI’s board of directors and stockholders to permit the grant of stock options to PMI’s officers, directors, employees and consultants.  The materials terms of the Stock Plan is further described under “Employee Benefit Plans—Stock Option Plan” below.  All stock options granted to PMI’s named executive officers are incentive stock options, to the extent permissible under the Internal Revenue Code, as amended. All equity awards to PMI’s employees and directors were granted at no less than the fair market value of PMI’s common stock on the date of each award. In the absence of a public trading market for PMI’s common stock, PMI’s board of directors, acting on its own or through the compensation committee has determined the fair market value of PMI’s common stock in good faith based upon consideration of a number of relevant factors including the status of PMI’s development efforts, financial status and market conditions. See “Item 15. —Note to Consolidated Financial Statements” incorporated by reference into this Annual Report.

Outstanding Equity Awards

The following table sets forth certain information regarding outstanding equity awards granted to PMI’s named executive officers that remained outstanding as of December 31, 2014.

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying exercised Options (#) Unvested	Option Exercise Price	Option Expiration Date
Aaron Vermut	1/28/2014	588,132	—	—	0.57	1/28/2024
	8/20/2013	—	—	1,502,385	0.10	8/20/2023
Stephan P. Vermut	1/28/2014	588,132	—	—	0.57	1/28/2024
	8/20/2013	—	—	1,425,341	0.10	8/20/2023
Ronald Suber	1/28/2014	588,132	—	—	0.57	1/28/2024
	8/20/2013	—	—	1,425,341	0.10	8/20/2023
Xiaopei Lee	4/8/2014	—	—	310,828	0.57	4/8/2024

As of December 31, 2014, there were no material contracts, agreements, plans or arrangements, written or unwritten, that provided for payments or stock option awards to the named executive officers above in connection with their respective resignation, retirement or other termination. All options granted to PMI’s named executive officers, except as otherwise provided, shall be subject to the terms and conditions of the 2005 Plan as set forth below.

Employee Benefit Plans

Stock Option Plan

In 2005, PMI’s stockholders approved the adoption of the 2005 Stock Option Plan. On December 1, 2010, PMI’s stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (as amended and restated, the “2005 Plan”). The 2005 Plan will terminate upon the earliest to occur of (i) December 1, 2020, (ii) the date on which all shares of common stock available for issuance under the 2005 Plan have been issued as fully vested shares of common stock, and (iii) the termination of all outstanding stock options granted pursuant to the 2005 Plan. The 2005 Plan provides for the grant of the following:

×	incentive stock options under the federal tax laws (“ISOs”), which may be granted solely to PMI’s employees, including officers; and
×	nonstatutory stock options (“NSOs”), which may be granted to PMI’s directors, consultants or employees, including officers.

Share Reserve.  As of December 31, 2014, an aggregate of 14,195,253 options to purchase PMI’s common stock are authorized for issuance under the 2005 Plan, of which 4,994,998 options are outstanding, 8,312,346 options have been exercised, 600,946 shares exercised have repurchased, and the remainder of 1,488,855 options are available for grant. Shares of PMI’s common stock subject to options that have expired or otherwise terminate under the 2005 Plan without having been exercised in full will become available for grant under the 2005 Plan. Shares of PMI’s common stock issued under the 2005 Plan may include previously unissued shares or reacquired shares bought on the market or otherwise.

Administration. The 2005 Plan is administered by PMI’s board of directors, which in turn has delegated authority to administer the plan to the Compensation Committee (the “Administrator”). Subject to the terms of the 2005 Plan, the Administrator determines recipients, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting. Subject to the limitations set forth below, the Administrator will also determine the exercise price of options granted under the 2005 Plan.

Stock options. Stock options will be granted pursuant to stock option agreements. The exercise price for ISOs cannot be less than 100% of the fair market value of the common stock subject to the option on the date of grant. The exercise price for NSOs cannot be less than 85% of the fair market value of the common stock subject to the option on the date of grant. Options granted under the 2005 Plan will vest at the rate specified in the option agreement. In general, the term of stock options granted under the 2005 Plan may not exceed ten years. Unless the terms of an option holder’s stock option agreement provide for earlier or later termination, if an option holder’s service relationship with PMI, or any affiliate of PMI, ceases due to disability or death, the option holder, or his or her beneficiary, may exercise any vested options for up to 12 months after the date the service relationship ends. If an option holder’s service relationship with PMI, or any affiliate of PMI, ceases without cause for any reason other than disability or death, the option holder may exercise any vested options for up to three months after the date the service relationship ends, unless the terms of the stock option agreement provide for a longer or shorter period to exercise the option. Unvested shares of PMI’s common stock issued in connection with an option holder’s early exercise may be repurchased by PMI for up to ninety days after the date the service relationship with such person ends.

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

Generally, an option holder may not transfer a stock option other than by will or the laws of descent and distribution or a domestic relations order. However, an option holder may designate a beneficiary who may exercise the option following the option holder’s death.

Limitations. The aggregate fair market value, determined at the time of grant, of shares of PMI’s common stock with respect to ISOs that are exercisable for the first time by an option holder during any calendar year under all of PMI’s stock plans may not exceed $100 thousand. The options or portions of options that exceed this limit are treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of PMI’s total combined voting power unless the following conditions are satisfied:

×	the option exercise price must be at least 110% of the fair market value of the stock subject to the option on the date of grant; and
×	the term of any ISO award must not exceed five years from the date of grant.

Restricted Stock Awards.  Restricted stock awards will be granted pursuant to restricted stock purchase agreements.  PMI shall have the right to repurchase any or all of the shares of restricted stock within such period of time and for such purchase price and upon such terms and conditions as may be specified in the restricted stock purchase agreements.  Rights to acquire shares of PMI’s common stock under a restricted stock award are not transferable until the end of the applicable period of restriction.  The Administrator, in its sole discretion, may impose such other restrictions on shares of restricted stock as it may deem advisable or appropriate.

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

Reorganization. Upon the occurrence of a Reorganization Event (as defined below), each outstanding option shall be assumed or an equivalent option substituted by the successor corporation, except in the event that the successor corporation does not assume the option or an equivalent option is not substituted, then the Administrator shall notify the option holder that one of the following will occur:

×	all options must be exercised as of a specified time prior to the Reorganization Event or will be terminated immediately prior to the Reorganization Event; or
×

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

401(k) Plan

PMI has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service. PMI’s contributions to the 401(k) plan are discretionary. During the year ended December 31, 2014 PMI contributed $0.7 million to the 401(k) plan.

Director Compensation

The following table shows compensation for the year ended December 31, 2014 to PMI’s directors who were not also named executive officers at the time they received compensation as directors (in thousands):

Name	Fees earned or paid in cash	Stock awards	Option awards(1)($)		Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Patrick W. Grady	$—	$—	$—		$—	$—	$—	$—
Rajeev V. Date	—	—	—		—	—	—	—
Christopher M. Bishko	—	—	—		—	—	—	—
David R. Golob	—	—	—		—	—	—	—
Nigel W. Morris (2)	—	—	$258	(2)	—	—	—	$258

(1)

Calculated in accordance with Financial Accounting Standards Board ASC Topic 718 using a Black-Scholes model for outstanding options to purchase shares of PMI’s common stock.  The key assumptions used in PMI’s stock option valuation calculation are discussed in Note 2 of PMI’s consolidated financial statements.

(2)

Represents a warrant to acquire 75,000 shares of PMI’s common stock at $5.65 per share granted to QED Fund I, L.P. on September 9, 2014 as compensation for Mr. Morris’s service on PMI’s board of directors.

From time to time, PMI reimburses certain of its non-employee directors for travel and other expenses incurred in connection with attending board of directors meetings.

Prosper Funding LLC

Executive Officer Compensation, Outstanding Equity Awards and Employee Benefits Plans

PFL does not compensate any of its officers and PFL does not have any employees.

Director Compensation

PFL does not compensate its directors for service on the board of directors. On May 30, 2013, PFL, PMI, Global Securitization Services, LLC (“GSS”), and PFL’s independent directors, David V. DeAngelis and Bernard J. Angelo, who are employees of GSS and are described as the “GSS representatives,” entered into an Amended and Restated Services and Indemnity Agreement (the “GSS Agreement”), pursuant to which, among other things, (i) GSS and the GSS representatives agreed that the GSS representatives would serve as PFL’s independent directors, and (ii) PFL agreed to pay GSS an annual fee of $5 thousand as compensation for providing such independent director services. The GSS Agreement amended and restated, in its entirety, the Services and Indemnity Agreement, dated March 1, 2012, entered into by PFL, PMI, GSS, Bernard J. Angelo and Kevin P. Burns. On the same date the parties entered into the GSS Agreement, Kevin P. Burns resigned as a director of PFL and David V. DeAngelis was elected a director of PFL. PFL does not consider the annual fee it pays to GSS to constitute director compensation.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Stephan Vermut	$—	$—	$—	$—	$—	$—	$—
Aaron Vermut	—	—	—	—	—	—	—
Ronald Suber	—	—	—	—	—	—	—
Sachin Adarkar	—	—	—	—	—	—	—
Bernard J. Angelo	—	—	—	—	—	—	—
David V. DeAngelis	—	—	—	—	—	—	—

Item 12.	Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters

Prosper Marketplace, Inc.

The following table sets forth information regarding the beneficial ownership of PMI’s common stock as of March 30, 2015, by:

×	each of PMI’s directors;
×	each of PMI’s named executive officers;
×	each person, or group of affiliated persons, who is known by PMI to beneficially own more than 5% of PMI’s common stock; and
×	all of PMI’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options or warrants that are immediately exercisable or exercisable within 60 days after March 30, 2015. Except as otherwise indicated in the footnotes to the table below, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations are based on 14,689,215 shares of common stock outstanding as of March 30, 2015, assuming the conversion of all of PMI’s convertible preferred stock. Each share of PMI preferred stock is convertible at any time at the discretion of the holder. Shares of PMI’s Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock convert into shares of PMI common stock at a ratio of 1 to 1. Shares of PMI’s Series A-1 Preferred Stock convert into shares of PMI common stock at a ratio of 1,000,000 to 1.

In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, PMI deemed outstanding all shares of common stock subject to options and warrants held by that person or entity that are currently exercisable or exercisable within 60 days of March 30, 2015. PMI did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1.0% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners and officers are in care of Prosper Marketplace, Inc., 221 Main Street, 3rd Floor, San Francisco, CA 94105.

	Total Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Beneficial Ownership Percentage
Directors and Executive Officers	2014	2014
Rajeev V. Date (1)	80,223	*
Patrick W. Grady (2)	10,249,583	41.10%
Christopher M. Bishko (3)	434,591	2.92%
David R. Golob (4)	3,482,665	19.17%
Nigel W. Morris (5)	405,617	2.72%
Stephan P. Vermut (6)	3,260,916	20.25%
Aaron Vermut (7)	3,260,916	20.25%
Ronald Suber (8)	3,151,916	19.71%
Joshua Tonderys (9)	800,051	5.34%
Xiaopei Lee (10)	310,828	2.12%
Sachin Adarkar (11)	239,642	1.61%
All directors and executive officers as a group (12)*	25,676,948	76.48%
5% Shareholders
Accel Partners (13)	4,632,485	26.77%
Agilus Ventures (14)	1,194,877	7.87%
Draper Fisher Jurvetson (15)	1,457,557	9.44%
IDG Capital Partners (16)	4,632,485	26.77%
Meritech Capital Partners (17)	995,084	6.53%
Sequoia Capital (18)	10,249,583	41.10%
Francisco Partners (19)	3,482,665	19.17%
Garrison (20)	1,309,559	8.19%
Phenomen Ventures (21)	1,538,849	9.48%
Institutional Venture Partners (22)	1,358,786	8.66%
Stephan Vermut (23)	3,260,916	20.25%
Aaron Vermut (24)	3,260,916	20.25%
Ronald Suber (25)	3,151,916	19.71%

(1)

As of March 30, 2015, there were 14,689,215 shares of common stock outstanding. If all preferred stock, warrants and options were converted into shares of common stock, there would be 47,604,997 shares of common stock outstanding as of March 30, 2015. On a fully diluted as-converted basis, PMI’s officers, directors and 5% shareholders would own the following percentages of PMI’s stock, as of March 30, 2015:

×	Rajeev V. Date: *
×	Patrick W. Grady: 21.53%

Christopher M. Bishko: *

David R. Golob: 7.32%

Nigel W. Morris: *

×	Stephan P. Vermut: 6.85%

Aaron Vermut: 6.85%

Ronald Suber: 6.62%

Joshua Tonderys: 1.68%

Xiaopei Lee: *

Sachin Adarkar: *

All directors and executive officers as a group: 53.78%

Accel Partners: 9.73%

Agilus Ventures: 2.51%

Draper Fisher Jurvetson: 3.06%

IDG Capital Partners: 9.73%

Meritech Capital Partners: 2.09%

Sequoia Capital: 21.53%

Francisco Partners: 7.32%

Garrison: 2.75%

Phenomen Ventures:  2.98%

Institutional Venture Partners:  2.63%

(1)

Consists of 75,000 shares of common stock issuable upon the exercise of stock options and 5,223 shares of common stock issuable upon the conversion of preferred stock held by Rajeev Date or his affiliate.

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

(4)

Consists of 3,482,665 shares of common stock issuable upon the conversion of preferred stock held by Francisco Partners. Mr. Golob is a partner of Francisco Partners and therefore may be deemed to share voting and investment power over these shares. Mr. Golob disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.

(5)

Consists of 201,187 shares of common stock, 265,882 shares of common stock issuable upon the conversion of preferred stock and 75,000 shares of common stock issuable upon the exercise of warrants held by QED Investors.  Mr. Morris is a partner of QED Investors and therefore may be deemed to share voting and investment power over these shares. Mr. Morris disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.

(6)

Consists of 1,849,049 shares of common stock, 589,695 shares of common stock issuable upon the conversion of preferred stock and 822,132 shares of common stock issuable upon the exercise of stock options held by Stephan Vermut or his affiliate. Mr. Vermut is deemed to have voting and investment power over these shares. Mr. Vermut disclaims beneficial ownership with respect to the shares held by his affiliate except to the extent of his pecuniary interest therein. 847,500 of the shares of common stock are considered to be restricted as they were purchased through the early exercise of stock options and remain unvested.

(7)

Consists of 1,849,049 shares of common stock, 589,695 shares of common stock issuable upon the conversion of preferred stock and 822,132 shares of common stock issuable upon the exercise of stock options held by Aaron Vermut. 924,545 of the shares of common stock are considered to be restricted as they were purchased through the early exercise of stock options and remain unvested.

(8)

Consists of 1,849,049 shares of common stock, 589,695 shares of common stock issuable upon the conversion of preferred stock and 713,132 shares of common stock issuable upon the exercise of stock options held by Ronald Suber or his affiliate. Mr. Suber is deemed to have voting and investment power over these shares. Mr. Suber disclaims beneficial ownership with respect to the shares held by his affiliate except to the extent of his pecuniary interest therein.  847,500 of the shares of common stock are considered to be restricted as they were purchased through the early exercise of stock options and remain unvested.

(9)

Consists of 518,037 shares of common stock and 282,014 shares of common stock issuable upon the exercise of stock options held by Joshua Tonderys.  165,958 of the shares of common stock are considered to be restricted as they were purchased through the early exercise of stock options and remain unvested.

(10)

Consists of 310,828 shares of common stock held by Xiaopei Lee.  310,828 of the shares of common stock are considered to be restricted as they were purchased through the early exercise of stock options and remain unvested.

(11)	Consists of 239,642 shares of common stock issuable upon the exercise of stock options held by Sachin Adarkar.

(12)

Consists of 6,794,714 shares of common stock, 15,853,182 shares of common stock issuable upon the conversion of preferred stock, 2,954,052 shares of common stock issuable upon the exercise of stock options and 75,000 shares of common stock issuable upon the exercise of warrants.

(13)

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

(14)

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

(15)

Represents 710,899 shares of common stock and 746,658 shares of common stock issuable upon the conversion of preferred stock held by Draper Fisher Jurvetson through certain of its affiliates. Draper Fisher Jurvetson is deemed to have voting and investment power over these shares. The address for Draper Fisher Jurvetson is 2882 Sand Hill Road, Suite 150, Menlo Park, California 94025.

(16)

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

(17)

Represents 439,333 shares of common stock, 555,751 shares of common stock issuable upon the conversion of preferred stock and 2,755 shares of common stock issuable upon the exercise of warrants held by Meritech Capital Partners through certain of its affiliates. Meritech Capital Partners is deemed to have voting and investment power over these shares. The address for Meritech Capital Partners is 245 Lytton Avenue, Suite 350, Palo Alto, California 94301.

(18)

Represents 10,249,583 shares of common stock issuable upon the conversion of preferred stock held by Sequoia Capital through certain of its affiliates. Sequoia Capital is deemed to have voting and investment power over these shares. The address for Sequoia Capital is 3000 Sand Hill Road, 4-250, Menlo Park, California 94025.

(19)

Represents 3,482,665 shares of common stock issuable upon the conversion of preferred stock held by Francisco Partners through certain of its affiliates.  Francisco Partners is deemed to have voting and investment power over these shares.  The address for Francisco Partners is One Letterman Drive Building C – Suite 140 San Francisco, CA 94129.

(20)

Represents 1,305,559 shares of common stock issuable upon the conversion of preferred stock held by Garrison through certain of its affiliates.  Garrison is deemed to have voting and investment power over these shares.  The address for Garrison is 1290 Avenue of the Americas, Suite 914, New York, NY 10019.

(21)

Represents 1,538,849 shares of common stock issuable upon the conversion of preferred stock held by Phenomen Ventures through certain of its affiliates.  Phenomen Ventures is deemed to have voting and investment power over these shares.  The address for Phenomen Ventures is 89 Nexus Way, Camana Bay, Cayman Islands, KY1-1007.

(22)

Represents 351,124 shares of common stock and 1,007,672 shares of common stock issuable upon the conversion of preferred stock held by Institutional Venture Partners through certain of its affiliates.  Institutional Venture Partners is deemed to have voting and investment power over these shares.  The address for Institutional Venture Partners is 607 Front Street, San Francisco, CA 94111.

(23)

Consists of 1,849,049 shares of common stock, 589,695 shares of common stock issuable upon the conversion of preferred stock and 822,132 shares of common stock issuable upon the exercise of stock options held by Stephan Vermut or his affiliate. Mr. Vermut is deemed to have voting and investment power over these shares. Mr. Vermut disclaims beneficial ownership with respect to the shares held by his affiliate except to the extent of his pecuniary interest therein.  847,500 of the shares of common stock are considered to be restricted as they were purchased through the early exercise of stock options and remain unvested.

(24)

Consists of 1,849,049 shares of common stock, 589,695 shares of common stock issuable upon the conversion of preferred stock and 822,132 shares of common stock issuable upon the exercise of stock options held by Aaron Vermut.  924,545 of the shares of common stock are considered to be restricted as they were purchased through the early exercise of stock options and remain unvested.

(25)

Consists of 1,849,049 shares of common stock, 589,695 shares of common stock issuable upon the conversion of preferred stock and 713,132 shares of common stock issuable upon the exercise of stock options held by Ronald Suber or his affiliate. Mr. Suber is deemed to have voting and investment power over these shares. Mr. Suber disclaims beneficial ownership with respect to the shares held by his affiliate except to the extent of his pecuniary interest therein.  847,500 of the shares of common stock are considered to be restricted as they were purchased through the early exercise of stock options and remain unvested.

The following table sets forth information, as of December 31, 2014, with respect to shares of PMI common stock that may be issued under PMI’s existing equity compensation plans.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2005 Stock Plan, as amended and restated	4,994,998	$1.85	1,488,894
All stockholder approved plans	4,994,998	$1.85	1,488,894
Equity compensation plans not approved by stockholders:
N/A	N/A	N/A	N/A
All non-stockholder approved plans	N/A	N/A	N/A
Total	4,994,998	$1.85	1,488,894

(1)

The 2005 Stock Incentive Plan includes option issuances to employee, directors and certain consultants, advisors or vendors; however it does not include warrants granted to outside individuals, consultants, advisors and vendors.

The information set forth in Note 8 to the “Notes to Consolidated Financial Statements” below under the caption “Stock Option Plan and Compensation” is incorporated herein by reference.

Prosper Funding LLC

PMI is the sole member of, and holds a 100% equity interest in, PFL. PFL does not have any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Prosper Marketplace, Inc.

Agreements with PFL

On January 22, 2013, PMI entered into an Administration Agreement with PFL (the “PMI Administration Agreement), pursuant to which PMI agreed to provide certain administrative services relating to the marketplace.  Under the PMI Administration Agreement, PFL is required to pay PMI (i) an amount equal to one-twelfth (1/12) of the specified annual Corporate Administration Fees (as defined in the PMI Administration Agreement) of $1.2 million, (ii) a fee for each Borrower Loan originated through the marketplace, (iii) 90% of all servicing fees collected by or on behalf of PFL, and (iv) all nonsufficient funds fees collected by or on behalf of PFL.

Also on January 22, 2013, PFL and PMI entered into an Asset Transfer Agreement (the “Asset Transfer Agreement”) pursuant to which PMI, effective February 1, 2013 (i) transferred the marketplace and substantially all of PMI’s assets and rights related to the operation of the marketplace to PFL, and (ii) made a capital contribution to PFL in excess of $3 million. Under the Asset Transfer Agreement, PMI also transferred substantially all of its remaining assets to PFL, including (i) all outstanding Notes issued by PMI under the Indenture dated June 15, 2009 between PMI and Wells Fargo Bank, as trustee (“the Indenture”), (ii) all Borrower Loans corresponding to such Notes, (iii) all lender/borrower/group leader registration agreements related to such Notes and Borrower Loans, and (iv) all documents and information related to the foregoing. Certain hardware and agreements relevant to the development, maintenance and use of the marketplace, including in relation to the origination, funding and servicing of Borrower Loans, and the issuance, funding and payment of the Notes, were not transferred or assigned to PFL by PMI. In addition, PMI did not transfer to PFL (i) agreements with PMI’s directors, officers or employees and PMI’s financial, legal or other advisors or consultants, (ii) certain agreements with vendors to provide PMI with goods or services in the ordinary course of business (including software licensed pursuant to any “shrink wrap” or “click wrap” license), and (iii) certain cash and short-term investments.

In the Asset Transfer Agreement, PMI agreed, among other things, to:

(i)

fund any repurchase obligation with respect to the transferred Notes, and indemnify PFL for any other losses that arise out of any lender/borrower/group leader registration agreement related to the transferred Notes or Borrower Loans, including as a result of a breach by PMI of any of its representations or warranties made therein;

(ii)	fund any arbitration filing or administrative fees or arbitrator fees payable under any lender/borrower/group leader registration agreement related to the transferred Notes or Borrower Loans; and
(iii)	fund any indemnification obligations that arise under any group leader registration agreement entered into by PMI prior to the date of the asset transfer.

Holders of the transferred Notes are third party beneficiaries under the Asset Transfer Agreement and the Administration Agreement.

Under Section 4.1 of the Indenture, PMI could transfer substantially all of its assets to any person without the consent of the holders of the existing Notes, provided that the transferee expressly assumed all of PMI’s obligations under the Indenture and the existing Notes. In that case, the transferee would succeed to and be substituted for PMI, and PMI would be discharged from all of its obligations and covenants, under the Indenture and the existing Notes. Accordingly, on January 22, 2013, PMI, PFL and Wells Fargo Bank, as trustee entered an Amended and Restated Indenture, effective February 1, 2013, which (i) effected such assumption, substitution and discharge (the “Note Assumption”), and (ii) amended and restated the Indenture to reflect the Note Assumption and to make certain other amendments to the Indenture as permitted therein. Following the Note Assumption, PFL became the obligor with respect to the transferred Notes and the Amended and Restated Indenture, and PMI no longer has any obligations with respect thereto.

Agreements with Prosper Asset Holdings LLC

On November 22, 2013, PMI entered into an Administration Agreement with Prosper Asset Holdings LLC (“PAH”), a wholly owned subsidiary of PFL (the “PAH Administration Agreement), pursuant to which PMI agreed to provide PAH certain administrative services related to PAH’s operations.  Under the PAHL Administration Agreement, PAHL is required to pay PMI an annual fee in the amount of $150,000.

Also on November 22, 2013, PMI and PAH entered into a Loan Servicing Agreement, pursuant to which PMI agreed to service certain consumer loans acquired by PAH under a Loan Sale Agreement entered into on the same date between PAH and PFL.  In exchange for servicing these loans, PAH agreed to pay PMI the servicing fee identified in the loan listing for each loan purchased by PAH.

Participation in the Platform

PMI’s executive officers, directors and certain affiliates, have opened investor accounts with PMI and have made deposits to and withdrawals from their accounts, and funded portions of borrowers’ loan requests from time to time in the past via purchases of Notes, and may do so in the future. The Notes and Borrower Loans were obtained on terms and conditions that were not more favorable than those obtained by other investor members.

Financing Arrangements with Significant Shareholders, Directors and Officers

In January 2013, PMI issued and sold an aggregate of 13,868,152 shares of PMI’s Series A convertible preferred stock for an aggregate consideration of $20 million. In connection with that sale, PMI also issued 5,117,182 shares of Series A-1 convertible preferred stock at the par value of $0.01 per share. The following table presents the number of shares issued to PMI’s (i) executive officers, (ii) directors, and (iii) holders (whether held directly or through one or more affiliates) of more than 5% any class of PMI’s voting securities at the time the transaction was consummated:

Participant	Series A	Series A-1
Stephan Vermut	693,408	—
Ronald Suber	693,408	—
James Breyer	154,925	163,330
Aaron Vermut	693,408	—
Accel Partners (1)	1,007,307	1,061,955
Agilus Ventures (2)	486,358	512,745
Benchmark Capital Partners (3)	96,338	101,564
Crosslink Capital (4)	288,853	304,525
DAG Ventures (5)	426,007	449,118
Draper Fisher Jurvetson (6)	497,981	524,999
IDG Capital Partners (7)	664,008	700,033
Meritech Capital Partners (8)	426,007	449,120
(1)	Includes shares held by Accel Investors 2005 L.L.C., Accel IX L.P., and Accel IX Strategic Partners L.P.
(2)	Includes shares held by Agilus Ventures IV Limited Partnership and Agilus Ventures Principals IV Limited Partnership.
(3)	Includes shares held by Benchmark Capital Partners V, L.P.
(4)

Includes shares held by Crosslink Bayview VI, L.L.C., Crosslink Crossover Fund VI, L.P., Crosslink Ventures VI, L.P., Crosslink Ventures VI-B, L.P., and UBS Fund Services (Cayman) LTD TTEE Offshare Crosslink Ventures VI Unit Trust DTD 11/4/09.

(5)	Includes shares held by DAG Ventures GP Fund III, LLC, DAG Ventures III - QP, L.P., DAG Ventures III, L.P., DAG Ventures III-O, LLC, DAG Ventures III-Q, LLC, and DAG Ventures I-N, LLC.
(6)	Includes shares held by Draper Associates Riskmasters Fund III, LLC, Draper Associates Riskmasters Fund, LLC, Draper Fisher Jurvetson Fund X, L.P., and Draper Fisher Jurvetson Partners X, LLC.
(7)	Includes shares held by IDG-Accel China Growth Fund III L.P. and IDG-Accel China III Investors L.P.
(8)	Includes shares held by Meritech Capital Affiliates III L.P. and Meritech Capital Partners III L.P.

In September 2013, PMI issued and sold an aggregate of 8,288,734 shares of PMI’s Series B convertible preferred stock for an aggregate consideration of $25 million. The following table presents the number of shares issued to PMI’s (i) executive officers, (ii) directors, and (iii) holders (whether held directly or through one or more affiliates) of more than 5% any class of PMI’s voting securities at the time the transaction was consummated:

Participant	Series B
Draper Fisher Jurvetson (1)	248,677
IDG Capital Partners (2)	280,538
Accel Partners (3)	509,824
Sequoia Capital (4)	3,315,499

(1)	Includes shares held by Draper Associates Riskmasters Fund III, LLC, Draper Associates Riskmasters Fund, LLC, Draper Fisher Jurvetson Fund X, L.P., and Draper Fisher Jurvetson Partners X, LLC.
(2)	Includes shares held by IDG-Accel China Growth Fund III L.P. and IDG-Accel China III Investors L.P.
(3)	Includes shares held by Accel Investors 2005 L.L.C., Accel IX L.P., and Accel IX Strategic Partners L.P.
(4)	Includes shares held by SC Prosper Holdings LLC.

In May 2014, PMI issued and sold an aggregate of 4,880,954 shares of PMI’s Series C convertible preferred stock for an aggregate consideration of $69.9 million. None of these shares were issued to a related party.

In June 2014, PMI issued a tender offer to purchase up to 1,392,757 shares of PMI’s Series A convertible preferred stock and Series B convertible preferred stock at a price equal to $14.36 per share. In July 2014, the tender offer expired as scheduled.  Upon expiration of the tender offer, 156,508 shares of Series A convertible preferred stock and 1,133,558 shares of Series B convertible preferred stock had been validly tendered.  As a result, in July 2014, PMI purchased these shares for an aggregate consideration of $18.5 million. The following table presents the number of shares sold to PMI by holders (whether held directly or through one or more affiliates) of more than 5% any class of PMI’s voting securities at the time the transaction was consummated:

Participant	Shares
Blackrock (1)	452,647
Garrison (2)	348,190

(1)

Includes shares held by Special Credit Opportunities (Offshore) Master, L.P., Special Credit Opportunities (Parallel) II, L.P., Special Credit Opportunities (Parallel) Master IV, L.P., Special Credit Opportunities – Series A, Special Credit Opportunities – Series B, and Facultas Fund, L.P.

(2)	Includes shares held by Garrison Capital Equity Holdings II LLC and GLC GOF Onshore Holdings LLC.

For further information regarding stock ownership for executive officers, directors and security holders owning greater than 5% ownership of all PMI classes of voting securities please see “Principal Securityholders—Prosper Marketplace, Inc.”

Under the terms of the amended and restated voting agreement, dated May 15, 2014, certain investors in PMI’s convertible preferred stock, including Aaron Vermut, Stephan Vermut, Ron Suber, Accel Partners, Blackrock, Draper Fisher Jurvetson, Garrison, IDG Capital Partners, Ron Suber and Sequoia Capital, have each agreed, subject to maintaining certain ownership levels, to exercise their voting rights so as to elect one designee of Francisco Partners III, L.P., one designee of SC Prosper Holdings LLC, one designee of the Series A-1 convertible preferred stock holders, PMI’s Chief Executive Officer (“CEO”), one common director designated by the CEO, and two independent directors.

Under the terms of the amended and restated investor rights agreement, dated May 15, 2014, the holders of a majority of the registrable securities of PMI have the right to demand that PMI file a registration statement under the Securities Act, so long as the anticipated aggregate offering price, net of underwriting discounts and commissions, would exceed $10 million.  These registration rights are subject to specified conditions and limitations.  In addition, PMI is promptly required to give written notice to all holders of registrable securities prior to the filing of any registration statement under the Securities Act for purposes of a public offering of securities of PMI.  The amended and restated investor rights agreement also provides that if PMI registers any of its shares for public sale, stockholders with registration rights will have the right to include their shares in the registration statement, subject to specified conditions and limitations.  Further, in the amended and restated investor rights agreement, if PMI receives from any holders of registrable securities a written request that PMI effect a registration on Form S-3 (or any successor to Form S-3) or any similar short-

form registration statement, PMI is required to use reasonable best efforts to file a Form S-3 registration statement and to effect such registration as would permit or facilitate the sale and distribution of all or such portion of such holder’s registrable securities as are specified in the request, so long as the anticipated aggregate offering price, net of underwriting discounts and commissions, would exceed $2.5 million.

Indemnification Agreements

PMI’s amended and restated certificate of incorporation provides that it will indemnify its directors and officers to the fullest extent permitted by Delaware law. In addition, PMI has entered into separate indemnification agreements with each of its directors and executive officers. For more information regarding these agreements, see “Item 10. Directors, Executive Officers and Corporate Governance—Prosper Marketplace, Inc.—Limitations on Officers’ and Directors’ Liability and Indemnification Agreements” for more information.

Director Independence

For information regarding director independence, see “Item 10. Directors, Executive Officers, and Corporate Governance—Prosper Marketplace, Inc.—Director Independence.”

Prosper Funding LLC

Agreements with PMI

For information regarding PFL’s agreements with PMI, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Prosper Marketplace, Inc. —Agreements with PFL.”

Agreements with PAH

On November 22, 2013, PFL and PAH entered into a Loan Sale Agreement, pursuant to which PFL agreed to sell to PAH certain unsecured consumer loans.  The terms of the Loan Sale Agreement were made on terms no less favorable to PFL than PFL has obtained from unaffiliated third parties.

Participation in the Platform

PFL’s executive officers and directors have opened investor accounts and have made deposits to and withdrawals from their accounts, and funded portions of borrowers’ loan requests from time to time in the past via purchases of Notes and Borrower Loans, and may do so in the future.  The Notes and Borrower Loans were obtained on terms and conditions that were not more favorable than those obtained by other investor members.

Indemnification Agreements

Under PFL’s organizational documents, it is required to indemnify its directors and officers in certain instances. For more information, see “Item 10. Directors, Executive Officers, and Corporate Governance—Prosper Funding LLC—Limitations on Officers’ and Directors’ Liability and Indemnification Agreements.”

Item 14.	Principal Accounting Fees and Services

Prosper Marketplace, Inc. and Prosper Funding LLC

Deloitte & Touche LLP (“Deloitte”) served as PMI and PFL’s independent registered public accounting firm for the fiscal year ended December 31, 2014 and is serving in such capacity for the current fiscal year. Deloitte was engaged in October 2014.

The aggregate fees billed by Deloitte for professional services to PMI and PFL were $400 thousand in 2014.

Burr Pilger Mayer, Inc. (“BPM”) served as PMI and PFL’s independent registered public accounting firm for the fiscal year ended 2013, and the period from January 2013 through September 2014. The aggregate fees billed by BPM to Prosper were $246 thousand and $105 thousand during the fiscal years ended December 31, 2014 and 2013, respectively.

Audit Fees. The aggregate fees billed by Deloitte for professional services rendered for PMI and PFL for the audit of annual financial statements, the review of the quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were $400 thousand in 2014. BPM billed $155 thousand and $105 thousand for such fees in 2014 and 2013, respectively.

Audit Related Fees. There were no aggregate fees billed by Deloitte or BPM for 2014 and 2013 for professional assurance and related services reasonably related to the performance of the audit of the PMI and PFL’s financial statements, but not included under Audit Fees.

Tax Fees. There were no aggregate fees billed by Deloitte for 2014 and 2013 for professional services for tax compliance, tax advice and tax planning in 2014 and 2013. BPM billed $59 thousand and $nil for 2014 and 2013 respectively for professional services for tax compliance, tax advice and tax planning.

All Other Fees. BPM billed $32 thousand and $nil respectively for 2014 and 2013 for an ISO gap analysis.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Prosper Marketplace, Inc.

San Francisco, CA

We have audited the accompanying consolidated balance sheets of Prosper Marketplace, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosper Marketplace, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, the accompanying consolidated 2013 financial statements have been restated to correct certain misstatements.

DELOITTE & TOUCHE LLP

San Francisco, CA

April 5, 2015

Prosper Marketplace, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	December 31,	December 31,
ASSETS	2014	2013 (As Restated)*
Cash and Cash Equivalents	$50,557	$18,339
Restricted Cash	81,300	49,824
Short Term Investments	1,274	1,271
Accounts Receivable	3,152	296
Loans Held for Sale, at Fair Value	8,463	3,206
Borrower Loans, at Fair Value	273,243	233,105
Property and Equipment, Net	14,424	3,026
Prepaid and Other Assets	7,745	1,192
Total Assets	$440,158	$310,259
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts Payable and Accrued Liabilities	$17,239	$3,388
Payable to Investors	64,494	38,025
Class Action Settlement Liability	7,861	9,739
Notes, at Fair Value	273,783	234,218
Repurchase Liability for Unvested Restricted Stock Awards	1,010	559
Total Liabilities	364,387	285,929
Commitments and Contingencies (see Note 10)
Convertible Preferred Stock – $0.01 par value; 32,155,022 shares authorized; 30,699,957 issued and outstanding as of December 31, 2014. 27,274,068 shares authorized, issued and outstanding as of December 31, 2013, respectively. Aggregate liquidation preference of $160,952 and $96,172 as of December 31, 2014 and December 31, 2013, respectively.	111,145	44,822
Stockholders' Equity (Deficit)
Common Stock --$0.01 par value; 47,928,883 shares authorized; 14,448,700 shares issued and outstanding as of December 31, 2014; 41,487,465 shares authorized; 13,588,803 issued and outstanding as of December 31, 2013	102	75
Additional Paid-In Capital	86,340	83,676
Less: Treasury Stock	(303)	(291)
Accumulated Deficit	(121,513)	(103,952)
Total Stockholders' Equity (Deficit)	$(35,374)	$(20,492)
Total Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)	$440,158	$310,259

*See Note 15

The number of shares issued and outstanding reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	Year ended December 31,
	2014	2013 (As Restated)*
Revenues
Operating Revenues
Transaction Fees, Net	$68,229	$15,330
Servicing Fees, Net	4,552	259
Other Revenues	5,055	937
Total Operating Revenues	77,836	16,526
Interest Income
Interest Income on Borrower Loans	42,087	34,995
Interest Expense on Notes	(38,734)	(33,321)
Net Interest Income	3,353	1,674
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	128	181
Total Net Revenues	81,317	18,381
Expenses
Origination and Servicing	14,098	6,384
Sales and Marketing	41,971	16,731
General and Administrative	27,917	22,273
Total Expenses	83,986	45,388
Net Loss	$(2,669)	$(27,007)
Excess Return to Preferred Shareholders on Repurchase	(14,892)	—
Net Loss Applicable to Common Shareholders	$(17,561)	$(27,007)
Net Loss Per Share – Basic and Diluted	$(1.97)	$(4.09)
Weighted-Average Shares - Basic and Diluted	8,896,801	6,596,827

*See Note 15

The weighted average number of shares and the net loss per share reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except for share and per share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31 , 2012 As Previously Reported	7,195,813	$72	482,938	$5	(182,264)	$(291)	$83,150	$(76,899)	$6,037
Adjustments		80,269	—	—	—	—	(80,252)	(46)	(80,370)
Balance as of January 1, 2013 As Restated *	7,195,813	$80,341	482,938	$5	(182,264)	$(291)	$2,898	$(76,945)	$(74,333)
Issuance of convertible preferred stock, new Series A, net of issuance costs *	13,868,152	19,840	—	—	—	—	—	—	—
Issuance of convertible preferred stock, Series A-1*	5,117,182	51	—	—	—	—	—	—	—
Issuance of convertible preferred stock, new Series B, net of issuance costs *	8,288,734	24,931	—	—	—	—	—	—	—
Conversion of Preferred Series A-F*	(7,195,813)	(80,341)	6,191,270	62	—	—	80,279		80,341
Exercise of vested stock options	—	—	828,496	8	—	—	202	—	210
Exercise of nonvested stock options	—	—	6,499,463	—	—	—	—	—	—
Repurchase of restricted stock *	—	—	(414,184)	—	—	—	—	—	—
Exercise of common stock warrants	—	—	820	—	—	—	—	—	—
Restricted stock vested*	—	—	—	—	—	—	51	—	51
Stock-based compensation expense*	—	—	—	—	—	—	246	—	246
Net Loss *	—	—	—	—	—	—	—	(27,007)	(27,007)
Balance as of December 31, 2013 *	27,274,068	$44,822	13,588,803	$75	(182,264)	$(291)	$83,676	$(103,952)	$(20,492)
Issuance of convertible preferred stock, Series C'14, net of issuance costs	4,880,954	69,958	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	59,150	1	—	—	76	—	77
Exercise of nonvested stock options	—	—	865,717	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(181,893)	—	(4,923)	(12)	—	—	(12)
Restricted stock vested	—	—	—	25	—	—	320	—	345
Exercise of warrants	—	—	116,923	1	—	—	226	—	227
Stock-based compensation expense	—	—	—	—	—	—	2,042	—	2,042
Repurchase of preferred stock	(1,455,065)	(3,635)	—	—	—	—	—	(14,892)	(14,892)
Net Loss	—	—	—	—	—	—	—	(2,669)	(2,669)
Balance as of December 31, 2014	30,699,957	$111,145	14,448,700	$102	(187,187)	$(303)	$86,340	$(121,513)	$(35,374)

*As restated, see Note 15

The number of shares reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.

Consolidated Statements of Cash Flows

(in thousands, except for share and per share amounts)

	For the Twelve Months Ended December 31,
	2014	2013 (As Restated)*
Cash Flows from Operating Activities:
Net Loss	$(2,669)	$(27,007)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans	15,868	10,561
Change in Fair Value of Loans Held For Sale	(73)	(55)
Change in Fair Value of Notes	(16,391)	(11,527)
Depreciation and Amortization	2,097	1,094
Change in Servicing Rights	(3,256)	(293)
Stock-Based Compensation Expense	2,021	222
Loss on Impairment of Property and Equipment	322	299
Accretion of Class Action Settlement Liability	122	—
Purchase of Loans Held for Sale at Fair Value	(1,416,715)	(184,807)
Proceeds From Sales of Loans Held for Sale at Fair Value	1,411,531	181,656
Changes in Operating Assets and Liabilities:
Restricted Cash Except for those Related to Investing Activities	(28,125)	(19,019)
Accounts Receivable	(2,856)	(256)
Prepaid and Other Assets	(2,840)	(356)
Accounts Payable and Accrued Liabilities	11,844	(769)
Class Action Settlement Liability	(2,000)	9,739
Payable to Investors	26,469	21,028
Net cash provided by (used in) Operating Activities	(4,651)	(19,490)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(177,088)	(169,859)
Principal Payments of Borrower Loans Held at Fair Value	121,082	90,054
Purchases of Property and Equipment	(12,246)	(2,690)
Maturities of Short Term Investments	1,271	2,619
Purchases of Short Term Investments	(1,274)	(1,271)
Changes in Restricted Cash Related to Investing Activities	(3,351)	(9,871)
Net Cash Used in Investing Activities	(71,606)	(91,018)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	176,865	170,586
Payment of Notes Held at Fair Value	(120,909)	(89,681)
Proceeds from Issuance of Convertible Preferred Stock, Net	69,958	44,822
Proceeds from Early Exercise of Stock Options	814	694
Repurchase of Restricted Stock	(30)	(86)
Proceeds from Exercise of Vested Stock Options	77	212
Proceeds from Exercise of Common Stock Warrants	227	—
Repurchase of Preferred Stock	(18,527)	—
Net Cash Provided by Financing Activities	108,475	126,547
Net Increase (Decrease) in Cash and Cash Equivalents	32,218	16,039
Cash and Cash Equivalents at Beginning of the Year	18,339	2,300
Cash and Cash Equivalents at End of the Year	$50,557	$18,339
Cash Paid for Interest	$41,053	$35,027
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	$1,550	$175

*See Note 15

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

1.	Organization and Business

Prosper Marketplace, Inc. (“Prosper”, “PMI” or “the Company”) was incorporated in the state of Delaware on March 22, 2005. Prosper developed a peer-to-peer online credit marketplace (the “marketplace”) and prior to February 1, 2013, owned the proprietary technology that made operation of the marketplace possible. Prior to February 1, 2013, PMI also operated the marketplace, facilitated the origination of unsecured, consumer loans by WebBank (“Borrower Loans”), an FDIC-insured, Utah-chartered industrial bank, through the marketplace and issued and sold borrower payment dependent notes corresponding to those Borrower Loans.

The marketplace is designed to allow investor members to invest in borrower loans in an open transparent marketplace, with the aim of allowing both investor members and borrower members to profit financially as well as socially. The Company believes marketplace lending represents a new model of consumer lending, where individuals and institutions can earn the interest spread of a traditional consumer lender but must also assume the credit risk of a traditional consumer lender.

A borrower member who wishes to obtain a Borrower Loan through the marketplace must post a Borrower Loan listing, on the marketplace. Listings are allocated to one of two investor member funding channels: (i) the first channel allows investor members to commit to purchase a participating interest in a Borrower Loan which is referred to as a Note, the payments of which are dependent on the payments made on the corresponding Borrower Loan (the “Note Channel”); and (ii) the second channel allows investor members to commit to purchase 100% of a Borrower Loan directly from the Company (the “Whole Loan Channel”).

As of December 31, 2014, the marketplace is open to investors in 31 states and the District of Columbia. Additionally, as of December 31, 2014 the marketplace is open to borrowers in 46 states and the District of Columbia. Currently our marketplace is not offered internationally.

On February 1, 2013, PMI transferred ownership of the marketplace, including all of the rights related to the operation of the marketplace, as well as all then-outstanding Borrower Loans, to its wholly-owned subsidiary, Prosper Funding LLC (“PFL” and, collectively with PMI, the “Company” or the “Registrants”). At that same time, PFL assumed all of PMI’s obligations with respect to all then-outstanding Notes. Since February 1, 2013, all Notes issued and sold through the marketplace are issued and sold by PFL. Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the marketplace, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the making of related loans by WebBank and the funding of such Borrower Loans by WebBank. On February 1, 2013, PFL entered into an Administration Agreement with PMI in its capacity as licensee, corporate administrator, loan marketplace administrator and loan and note servicer, pursuant to which PMI provides certain back office support, loan marketplace administration and loan and note servicing to PFL.

PFL formed Prosper Asset Holdings LLC (“PAH”) in November 2013 as a limited liability company with the sole equity member being PFL. PAH was formed to purchase Borrower Loans directly from PFL and sell the Borrower Loans to third parties.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Prosper Marketplace Inc. and its wholly owned subsidiary Prosper Funding LLC. All intercompany balances and transactions between PFL and PMI have been eliminated in consolidation. PMI and PFL’s financial statements have been prepared in accordance with U.S generally accepted accounting principles (U.S. GAAP).

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures, including contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of Loans Held for Sale, Borrower Loans and associated Notes, valuation of servicing rights, valuation allowance on deferred tax assets, stock-based compensation expense, and contingent liabilities. Actual results could differ from those estimates, and those differences could be material.

Certain Risks

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

To the extent that payments on Borrower Loans (including Borrower Loans that have been sold) are not made, interest income and/or servicing income will be reduced. A series of Notes corresponding to a particular Borrower Loan is wholly dependent on the repayment of such Borrower Loan. As a result, the Company does not bear the risk on such Borrower Loan.

The Company is subject to various regulatory requirements. The failure to appropriately identify and address these regulatory requirements could result in certain discretionary actions by regulators that could have a material effect on the Company’s consolidated financial position and results of operations (See Note 10—Commitments and Contingencies—Securities Law Compliance).

Reclassifications

During the year ended December 31, 2014, the Company changed the presentation of its revenues in the consolidated statement of operations. A new line called “Servicing Fees, Net” was created and the servicing fees related to Borrower Loans sold directly to third parties that were previously included in interest income were reclassified to this new line. Furthermore, the “Rebates and Promotions” line was removed, with the amounts in that line reclassified to the “Servicing Fees, Net” or “Transaction Fees, Net” or “Other Revenues” lines based on the underlying transactions. Also, the “Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net” was moved into the total revenues subtotal. The Company also changed the definitions used to classify expenses.  Expenses were previously classified as cost of services, compensation and benefits, marketing and advertising, depreciation and amortization, professional services, facilities and maintenance, class action settlement, loss on impairment of fixed assets and other.   The revised classification approach replaces the previous classifications with origination and servicing, sales and marketing, and general and administration.  The changes had no impact to the total expenses or net income. Prior period amounts have been reclassified to conform to the current presentation. Lastly, the subtotals were realigned to reflect the new presentation. Management believes these changes make the income statement more useful for the readers of the financial statements and comparable with the Company’s competitors.

Consolidation of Variable Interest Entities

The determination of whether to consolidate a variable interest entity (“VIE”) in which we have a variable interest requires a significant amount of analysis and judgment whether we are the primary beneficiary of a VIE via a controlling financial interest in the VIE. A controlling financial interest in a VIE exists if we have both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and a potentially significant economic interest in the VIE. The determination of whether an entity is a VIE considers factors, such as (i) whether the entity’s equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support or (ii) when a holder’s equity investment at risk lacks any of the following characteristics of a controlling financial interest: the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the entity’s success, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the legal entity.

As a result of the nature of the retained servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans.   For all of these entities we either do not have the power to direct the activities that most significantly affect the VIE’s economic performance or we do not have a potentially significant economic interest in the VIE.   In no case are we the primary beneficiary and as a result none of these entities are consolidated on the Company’s consolidated financial statements.

Management regularly reviews and reconsiders its previous conclusions regarding the status of an entity as a VIE and whether we are required to consolidate such VIE in the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include various unrestricted deposits with highly rated financial institutions in checking accounts.

Restricted Cash

Restricted cash consists primarily of cash deposits and short term certificate of deposit accounts held as collateral as required for long term leases, loan funding and servicing activities, and cash that investors or the Company has on our marketplace that has not yet been invested in loans or disbursed to the investor.

Short Term Investments

Short term investments consists of  certificates of deposit with a term greater than three months but less than a year that are held as collateral as required for loan funding and servicing activities.

Fair Value Measurement

The Company adopted Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), which provides a framework for measuring the fair value of assets and liabilities. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.

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

Fair values of assets or liabilities are determined based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation techniques are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability.

Financial instruments consist principally of Cash and Cash Equivalents, Restricted Cash, Short Term Investments, Borrower Loans, Loans Held for Sale, Accounts Receivable, Accounts Payable and Accrued Liabilities, Payable to Investors and Notes. The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short term nature.

The following tables present the assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013 (in thousands):

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans	$—	$—	$273,243	$273,243
Restricted Cash	76,783	4,517	—	81,300
Short Term Investments	—	1,274	—	1,274
Loans Held for Sale	—	—	8,463	8,463
Total Assets	76,783	5,791	281,706	364,280
Liabilities
Notes	$—	$—	$273,783	$273,783

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans	$—	$—	$233,105	$233,105
Restricted Cash	49,654	170		49,824
Short Term Investments	—	1,271	—	1,271
Loans Held for Sale	—	—	3,206	3,206
Total Assets	49,654	1,441	236,311	287,406
Liabilities
Notes	$—	$—	$234,218	234,218

As observable market prices are not available for the Borrower Loans, Loans Held for Sale and Notes, or for similar assets and liabilities, Prosper believes the Borrower Loans, Loans Held for Sale and Notes should be considered Level 3 financial instruments under ASC Topic 820. In a hypothetical transaction as of the measurement date, Prosper believes that differences in the principal marketplace in which the Borrower Loans are originated and the principal marketplace in which Prosper might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date. For Borrower Loans and Loans Held for Sale, the fair value is estimated using discounted cash flow methodologies based upon valuation assumptions including prepayment speeds, default rates and discount rates based on the perceived credit risk within each credit grade.

The obligation to pay principal and interest on any series of Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of our servicing fee which is generally 1% of the outstanding balance.  The fair value election for Notes and Borrower Loans allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to investors that are dependent upon borrower payments. As such, the fair value of a series of Notes is approximately equal to the fair value of the corresponding Borrower Loan, adjusted for the 1.0% servicing fee and the timing of loan purchase, note issuance and borrower payments subsequently disbursed to such Note holders.  As a result, the valuation of the Notes uses the same methodology and assumptions as the Borrower Loans, except that the Notes incorporate the 1% servicing fee and any differences in timing in payments. Any unrealized gains or losses on the Borrower Loans and Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations. The effective interest rate associated with a group of Notes is less than the interest rate earned on the corresponding Borrower Loan due to the 1.0% servicing fee. See Note 4 for a roll-forward and further discussion of the significant assumptions used to value Borrower Loans and Notes.

Borrower Loans and Notes

Through the Note Channel, the Company purchases Borrower Loans from WebBank then issues Notes and purchases, and holds the Borrower Loans until maturity. The obligation to repay a series of Notes funded through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans and Notes funded through the Note Channel are carried on the Company’s consolidated balance sheets as assets and liabilities, respectively. The Company has adopted the provisions of ASC Topic 825, Financial Instruments (“ASC Topic 825”). ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the reader of the financial statements and it allows both the Borrower Loans and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made. A specific allowance account is not recorded relating to the Borrower Loans in which the Company has elected the fair value option, but rather the Company estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies adjusted for the expected prepayment, loss and recovery rates.   The Borrower Loans are not derecognized when a corresponding Note is issued as the Company maintains the ability to sell the Borrower Loans without the approval of the holders of the corresponding Notes.

Loan Servicing Assets and Liabilities

The Company records servicing assets and liabilities at their estimated fair values if servicing rights are retained when the Company sells Borrower Loans to unrelated third-party buyers. The gain or loss on a loan sale is recorded in “Other Revenue” while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market servicing fee is recorded in servicing assets or liabilities. Servicing assets and liabilities are recorded in “Prepaid and Other Assets” and “Accrued Expenses and Other Liabilities,” respectively, on the consolidated balance sheets. The initial fair value of servicing assets or liabilities are amortized in proportion to and over the period of estimated servicing income or loss and are reported in “Servicing Fees” on the consolidated statement of operations.

The Company uses a discounted cash flow model to estimate the fair value of the loan servicing assets or liabilities which considers the contractual projected servicing fee revenue that the Company earns on the Borrower Loans, estimated market servicing fees to service such loans, prepayment rates, default rates and the current principal balances of the Borrower Loans.

The Company periodically assesses servicing assets accounted for using the amortization method for impairment. For purposes of measuring impairment, the servicing assets are stratified based on predominant risk characteristics of the underlying serviced Borrower Loans. These risk characteristics include loan type, interest rate and term. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized in current period earnings and the carrying value of the assets is adjusted through a valuation allowance.

Loans Held for Sale

Loans held for sale are comprised of Borrower Loans held for short durations and are recorded at fair value. The fair value is estimated using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of other Borrower Loans, which are set forth in Note 2— Fair Value Measurement.   The Company has adopted the provisions of ASC Topic 825. ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the reader of the financial statements and it allows for the Loans Held for Sale to be measured at fair value similar to Borrower Loans and Notes. The fair value election, with respect to an item, may not be revoked once an election is made.

Property and Equipment

Property and equipment consists of computer equipment, office furniture and equipment, software purchased or developed for internal use and web site development costs. Property and equipment are stated at cost, less accumulated depreciation and amortization, and are computed using the straight-line method based upon estimated useful lives of the assets. Estimated useful lives of the assets as follows:

Furniture and fixtures	7 years
Office equipment	5 years
Computers and equipment	3 years
Leasehold improvements	5-8 years
Software and website development costs	1-3 years

Internal use software costs and website development costs are accounted for, in accordance with ASC Topic 350-40, Internal Use Software, and ASC Topic 350-50, Website Development Costs. In accordance with ASC Topic 350-40 and 350-50, the costs to develop software for the website and other internal uses are capitalized when management has authorized and committed project funding, preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Capitalized software and website development costs primarily include software licenses acquired, fees paid to outside consultants, and salaries and payroll related costs for employees directly involved in the development efforts.

Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are considered to be probable to result in additional functionality are capitalized. Capitalized costs are included in property and equipment and amortized to expense using the straight-line method over their expected lives. Software and website development assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software and website development assets to be held and used is measured by a comparison of the carrying amount of the asset group to the future net undiscounted cash flows expected to be generated by the asset group. If such software and website development assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software and website development asset group.

Payable to Investors

Payable to investors primarily represents our obligation to investors related to cash held in for the benefit account and payments-in-process received from investors.

Repurchase Liability for Unvested Restricted Stock Awards

Under the terms of the Company’s stock option plan certain options issued to employees can be exercised before they have vested. When this occurs the Company records a liability for the unvested portion of the exercise. If the employee’s employment is terminated before all of the shares become vested the Company may repurchase the unvested shares at the original exercise price. The liability is released into equity as the shares become vested. Early exercises of options are not deemed to be substantive exercises for accounting purpose and are excluded from the basic earnings per share calculation and treated as unexercised options shares for stock compensation purposes.

Revenue Recognition

Revenue primarily results from fees and net interest income earned. Fees include transaction fees paid by WebBank on origination of Borrower Loans and servicing fees paid by investors. We also have other smaller sources of revenue reported as other revenue, this includes referral fees and gains or losses on the sale of Borrower Loans.

Transaction Fees

The Company earns a transaction fee upon the successful origination of all Borrower Loans facilitated through Prosper’s marketplace. WebBank charges the borrower an origination fee and the Company receives payments from WebBank equal to the origination fee as compensation for the loan origination activities the Company performs on behalf of WebBank. The borrower receives an amount equal to the Borrower Loan amount net of the loan origination fee. The loan origination fee is determined by the term and credit grade of the Borrower Loan, and ranges from 1.00% to 5.00% of the original principal amount of such Borrower Loan. The Company records the transaction fee net of any fees paid to WebBank.  Since the Company accounts for Borrower Loans and Loans held for sale at fair value, transaction fees are not deferred but are recognized at acquisition of the Borrower Loan, and direct costs to originate Borrower Loans are recorded as expenses as incurred.

Servicing Fees

Investors in whole loans typically pay the Company a servicing fee which is currently generally set at 1% per annum of the outstanding principal balance of the corresponding loan prior to applying the current payment. The servicing fee compensates the Company for the costs incurred in servicing the related Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. The Company records servicing fees from Borrower Loan holders as a component of operating revenue when received. The amortization of servicing rights is also included in servicing fees.

Interest Income on Borrower Loans, and Interest Expense on Notes

The Company recognizes interest income on Borrower Loans funded through the Note Channel and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent the Company believes it to be collectable.

Advertising Costs

Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. The Company incurred advertising costs of $24.1 million, and $13.0 million for the years ended December 31, 2014 and 2013, respectively.

Stock-Based Compensation

We determine the fair value of our stock options issued to employees on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions that include, but are not limited to, the expected common stock price volatility over the term of the option awards, the expected term of the awards, risk-free interest rates and the expected dividend yield.

We recognize compensation expense for our stock based awards on a straight-line basis over the period during which an employee is required to provide services in exchange for the award (the vesting period of the award). Stock-based compensation expense is recognized only for those awards expected to vest. We estimate future forfeitures at the date of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Compensation expense for stock options issued to nonemployees is calculated using the Black-Scholes option pricing model and is recorded over the requisite service period.

 Income Taxes

The asset and liability method is used to account for income taxes as codified in ASC Topic 740, Income Taxes. Under this method, deferred income tax assets and liabilities are based on the differences between the financial statement carrying values and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company’s policy is to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes. U.S. Federal, California and other state income tax returns are filed. The Company is currently not undergoing any income tax examinations. Due to the net operating loss, generally all tax years remain open.

We recognize benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.   The tax benefits in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Comprehensive Income

There is no comprehensive income (loss) other than the net income (loss) disclosed in the consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard will be effective for the Company in the first quarter of fiscal 2017. Early adoption is not permitted. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

On January 1, 2015, we elected to adopt the fair value method to measure the servicing assets and liabilities for all classes subsequent to initial recognition.  ASC-860-50-35-3e allows the subsequent adoption of the fair value method at the beginning of any fiscal year.  The adoption of the fair value method for a particular class is irrevocable.  Prior to January 1, 2015 we measured the servicing assets and liabilities using the amortized cost method.

3.	Property and Equipment, Net

Property and equipment consist of the following (in thousand)s:

	December 31,
	2014	2013
Property and equipment:
Computer equipment	$3,824	$2,115
Internal-use software and website development costs	4,486	3,592
Office equipment and furniture	1,904	39
Leasehold improvements	5,274	—
Assets not yet placed in service	4,361	651
Property and equipment	19,849	6,397
Less accumulated depreciation and amortization	(5,425)	(3,371)
Total property and equipment, net	$14,424	$3,026

Depreciation and amortization expense for 2014 and 2013 was $2,097 thousand and $1,094 thousand, respectively. The Company capitalized internal-use software and website development costs in the amount of $846 thousand and $1,561 thousand for the years ended December 31, 2014 and 2013, respectively. The Company recorded internal-use software and website development impairment charges $322 thousand and $299 thousand for the years ended December 31, 2014 and 2013 respectively, as a result of our decision to discontinue several software and website development projects.

4.	Borrower Loans, Loans Held for Sale, and Notes Held at Fair Value

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

At December 31, 2014 and December 31, 2013, Borrower Loans, Notes and Loans Held for Sale (in thousands) were:

	Borrower Loans		Notes		Loans Held for Sale
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Aggregate principal balance outstanding	$268,598	$228,184	$(272,269)	$(232,093)	$8,295	$3,157
Fair value adjustments	4,645	4,921	(1,514)	(2,125)	168	49
Fair value	$273,243	$233,105	$(273,783)	$(234,218)	$8,463	$3,206

At December 31, 2013, Loans Held for Sale, Borrower Loans and underlying Notes had original terms between 12 months and 60 months, had monthly payments with fixed interest rates ranging from 5.65% to 35% and had various maturity dates through December 2018. At December 31, 2014, outstanding Borrower Loans and the underlying Notes had original maturities between 36 and 60 months, had monthly payments with fixed interest rates ranging from 5.77% to 33.04% and had various maturity dates through December 2019.

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at December 31, 2014 for Loans Held for Sale, Borrower Loans and Notes funded through the Note Channel are presented in the following table (in thousands):

	Borrower Loans / Loans Held for Sale		Notes
Discount rate assumption:	5.25%	*	5.25%	*
Resulting fair value increase/(decrease) from:
100 basis point increase	$278,212		$270,672
200 basis point increase	275,108		267,646
Resulting fair value from:
100 basis point decrease	$284,683		$276,983
200 basis point decrease	288,059		280,274
Default rate assumption:	12.06%	*	12.06%	*
Resulting fair value from:
Applying a 0.8 multiplier to default rate	$288,507		$280,696
Applying a 0.9 multiplier to default rate	284,968		277,253
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$277,881		$270,357
Applying a 1.2 multiplier to default rate	274,443		267,012

 * Represents weighted average assumptions considering all credit grades.

The changes in Level 3 assets measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2013	$163,861	$(164,840)	$—	$(979)
Purchase of Loans/Issuance of Notes	169,859	(170,586)	184,807	184,080
Principal repayments	(90,054)	89,681	—	(373)
Borrower loans sold to third parties	—	—	(181,656)	(181,656)
Change in fair value	(10,561)	11,527	55	1,021
Balance at December 31, 2013	$233,105	$(234,218)	$3,206	$2,093

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2014	$233,105	$(234,218)	$3,206	$2,093
Purchase of Loans/Issuance of Notes	177,088	(176,865)	1,416,715	1,416,938
Principal repayments	(121,082)	120,909	—	(173)
Borrower loans sold to third parties	—	—	(1,411,531)	(1,411,531)
Change in fair value	(15,868)	16,391	73	596
Balance at December 31, 2014	$273,243	$(273,783)	$8,463	$7,923

Changes in fair value of Borrower Loans include an increase in accrued interest receivable of $0.1 million and $0.4 million for the years ending December 31, 2014 and 2013 respectively.  Changes in fair values of Notes include an increase in accrued interest payable of $0.05 million and $0.2 million for the years ending December 31, 2014 and 2013 respectively.  Approximately $16.3 million and $15.9 million represents the aggregate adverse fair value adjustments that was recorded to charge off Borrower Loans during the years ending December 31, 2014 and 2013 respectively.

As December 31, 2014 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $1.7 million and a fair value of $0.6 million. As December 31, 2013 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $1.9 million and a fair value of $0.7 million. We place loans on non-accrual status when they are over 120 days due.  As of December 31, 2014 and 2013, Borrower Loans in non-accrual status had a fair value of $nil.

5.	Loan Servicing Assets and Liabilities

The Company initially records servicing assets and liabilities at their estimated fair values when the Company sells Borrower loans in their entirety to unrelated third-party buyers. The initial fair value of such servicing assets or liabilities is amortized in proportion to and over the period of estimated servicing income or loss. The total gains recognized on the sale of such Borrower Loans were $4.0M and $0.3 million for the years ended December 31, 2014 and 2013 respectively.    For the years ended December 31, 2014 and 2013 respectively no impairment was recorded.

At December 31, 2014, Borrower Loans that were facilitated and subsequently sold to unrelated third parties, but for which we retained servicing rights had a total outstanding principle balance of $1,358 million, original terms between 36 and 60 months and had monthly payments with fixed interest rates ranging from 6.05% to 31.34% and maturity dates through December 2019.  At December 31, 2013, Borrower Loans that were facilitated and subsequently sold but for which we retained servicing rights had a total outstanding principle balance of $170.2 million, original terms between 36 and 60 months and had monthly payments with fixed interest rates ranging from 6.05% to 31.34% and maturity dates through December 2018.

Fair value

Discounted cash flow – Discounted cash flow valuation techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.

Significant unobservable inputs presented in the table below are those that the Company considers significant to the estimated fair values of the Level 3 servicing assets and liabilities. The following is a description of the significant unobservable inputs provided in the table.   Prepayment of the loans does not materially change the fair value of servicing assets and liability.

Market servicing rate – The Company estimates adequate servicing compensation rates of what a market participant would earn to service the Borrower Loans that the Company sells to third parties. This rate is calculated on the outstanding principle balance on a per annum basis. The Company estimated these market servicing rates based on observable market rates for other loan types in the industry and bids from subservicing providers, adjusted for the unique loan attributes that are present in the specific loans that the Company sells and services and information from a backup service provider.

Discount rate – The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. We used a range of discount rates for the servicing assets and liabilities based on comparable observed valuations of similar assets and publicly available disclosures related to servicing valuations, with comparability adjustments made to account for differences with the Company’s servicing assets.

Default Rate – The default rate presented is an annualized, average estimate considering all Borrower Loan categories, and represents an aggregate of conditional default rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to default per period based on the term and age of the underlying Borrower Loans. The assumption regarding defaults directly reduces servicing revenues because the amount of servicing revenues received is based on the amount of outstanding principal each period. In addition, defaults also reduce the expected terms of the Borrower Loans, which are used to project future servicing revenues.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for our servicing asset/liability fair value measurements at December 31, 2014 and December 31, 2013:

Range
Unobservable Input	December 31, 2014	December 31, 2013
Discount rate	15% - 25%	15% - 25%
Default rate	2.62% - 26.32%	1.73% - 19.75%
Market servicing rate	0.625% -0.70%	0.70%

Loan Servicing Asset and Liabilities Activity:

The following tables present additional information about Level 3 servicing assets and liabilities being amortized for the year ended December 31, 2014 and 2013 (in thousands).

	Servicing Assets	Servicing Liabilities
Amortized cost at January 1, 2013	$—	$—
Additions	496	177
Less: Amortization	(36)	(10)
Amortized cost at December 31, 2013	$460	$167
Additions	4,700	662
Less: Amortization	(997)	(205)
Amortized cost at December 31, 2014	$4,163	$624
Fair Value at December 31, 2014	$4,708	$595

Servicing Asset and Liability Fair Value Input Sensitivity:

The table below shows the estimated impact on our estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of December 31, 2014 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Weighted average market servicing rate assumptions	0.625%	0.625%
Increase (decrease) in fair value
Market servicing rate increase to 0.65%	$(348)	$59
Market servicing rate decrease to 0.60%	$348	$(59)
Weighted average default assumptions	13%	13%
Increase (decrease) in fair value
Applying a 1.1 multiplier to default rate	$(88)	$1
Applying a 0.9 multiplier to default rate	$89	$(1)

6.	Net Loss Per Share

Prosper computes net loss per share in accordance with ASC Topic 260, Earnings Per Share (“ASC Topic 260”). Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The weighted average number of shares and the loss per share reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

We compute Earnings per Share (“EPS”) using the two-class method. The two-class method allocates earnings that otherwise would have been available to common shareholders to holders of participating securities. We consider all series of our convertible preferred stock to be participating securities due to their rights to participate in dividends with common stock. As such, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders. All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of the Company’s convertible preferred stock was entitled to participate on an if converted basis in distributions, when and if declared by the board of directors, that were made to common stockholders and as a result these shares were considered participating securities. During the year ended December 31, 2014 and 2013, certain shares issued as a result of the early exercise of stock options, which are subject to a repurchase right by the Company, were entitled to receive non-forfeitable dividends during the vesting period and as a result were considered participating securities.

The adjustment from net loss to net loss available to common shareholders represents the excess over the carrying value of such shares paid to certain preferred shareholders upon repurchase of their preferred shares as described below in Note 7 Convertible Preferred Stock and Stockholders’ Equity (Deficit). The weighted average shares used in calculating basic and diluted net loss per share excludes certain shares that are disclosed as outstanding shares in the Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Equity because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.

Basic and diluted net loss per share was calculated as follows (net loss in thousands):

	Year Ended December 31,
	2014	2013
Numerator:
Net loss available to common stockholders for basic and diluted EPS	$(17,561)	$(27,007)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	8,896,801	6,596,827
Basic and diluted net loss per share	$(1.97)	$(4.09)

Due to losses attributable to Prosper’s common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	Year Ended December 31,
	2014	2013
	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	30,699,957	27,274,068
Stock options issued and outstanding	4,994,998	894,976
Unvested stock options exercised	4,114,269	5,594,134
Warrants issued and outstanding	176,887	218,810
Total common stock equivalents excluded from diluted net loss per common share computation	39,986,111	33,981,988

7.Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

Under Prosper’s amended and restated certificate of incorporation, preferred stock is issuable in series, and the board of directors is authorized to determine the rights, preferences, and terms of each series.

In January 2013, the Company issued and sold 13,868,152 shares of new Series A (“New Series A”) preferred stock in a private placement at a purchase price of $1.44 per share for $19.8 million, net of issuance costs. In connection with that sale, the Company issued 5,117,182 shares at par value $0.01 per share of Series A-1 (“Series A-1”) convertible preferred stock to the holders of shares of the Company’s convertible preferred stock that was outstanding immediately prior to the sale (“Old Preferred Shares”) in consideration for such stockholders participating in the sale. In connection with the new Series A sale, Old Preferred Shares were converted into shares of common stock at a ratio of 1:1 if the holder of the Old Preferred Shares participated in the new Series A sale or at a 10:1 ratio if the holder of the Old Preferred Shares did not so participate. In addition, each such participating holder received a share of new Series A-1 convertible preferred stock for every dollar of liquidation preference associated with an Old Preferred Share held by such holder. Each share of Series A-1 preferred stock has a liquidation preference of $10.00 and converts into common stock at a ratio of 1,000,000:1. The Series A and Series A-1 convertible preferred stock were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.

In September 2013, Prosper issued and sold 8,288,734 shares of new Series B (“New Series B”) convertible preferred stock in a private placement at a purchase price of $3.02 per share for approximately $24.9 million, net of issuance costs. The New Series B convertible preferred stock was sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.

In May 2014, the Company issued and sold 4,880,954 shares of new Series C (“New Series C”) convertible preferred stock in a private placement at a purchase price of $14.36 per share for approximately $69.9 million, net of issuance costs. . The Series C convertible preferred stock was sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering. The purpose of the new Series C private placement was to raise funds for general corporate needs and for the tender offer discussed below.

On June 18, 2014, the Company issued a Tender Offer Statement to purchase up to 1,392,757 shares, in the aggregate, of its new Series A convertible preferred Stock and new Series B convertible preferred Stock, at a price equal to $14.36 per share. Upon closure of the tender offer on July 16, 2014, 156,508 shares of new Series A convertible preferred Stock and 1,133,558 share of new Series B convertible preferred Stock were purchased for an aggregate price of $18.5 million

The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of December 31, 2014 are disclosed in the table below:

Convertible Preferred Stock	Par Value	Authorized shares as of December 31, 2014	Outstanding and Issued shares as of December 31, 2014	Liquidation Preference ($,000s)
New Series A	$0.01	13,868,152	13,711,644	$19,774
Series A-1	0.01	5,117,182	4,952,183	49,522
New Series B	0.01	8,288,734	7,155,176	21,581
New Series C	0.01	4,880,954	4,880,954	70,075
		32,155,022	30,699,957	$160,952

The number of shares issued and outstanding reflect a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

Dividends

Dividends on shares of the new Series A, new Series B and new Series C convertible preferred stock are payable only when, as, and if declared by the Board of Directors. No dividends will be paid with respect to the common stock until any declared dividends on the new Series A, new Series B and new Series C convertible preferred stock have been paid or set aside for payment to the new Series A, new Series B and new Series C convertible preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then effective conversion rate. The Series A-1 convertible preferred shares have no dividend rights.  To date, no dividends have been declared on any of the Company’s preferred stock or common stock, and there are no dividends in arrears at December 31, 2014.

Conversion

Under the terms of the Company’s amended and restated certificate of incorporation, the holders of preferred stock have the right to convert such preferred stock into common stock at any time. In addition, all preferred stock automatically converts into common stock (i) immediately prior to the closing of an Initial Public Offering (“IPO”) that values the Company at least at $750 million and that results in aggregate proceeds to the Company of at least $100 million or (ii) upon a written request from the holders of at least 60% of the voting power of the outstanding preferred stock (on an as-converted basis) including at least 14% of the voting power of the outstanding Series A-1 convertible preferred stock. In addition, if a holder of the new Series A convertible preferred stock has converted any of the new Series A convertible preferred stock, then all of such holder’s shares of Series A-1 convertible preferred stock also will be converted upon a liquidation event. In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, the Company shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by the Board of Directors. At present, the new Series A, new Series B and the new Series C convertible preferred stock converts into the Company common stock at a 1:1 ratio while the Series A-1 convertible preferred stock converts into common stock at a 1,000,000:1 ratio.

Liquidation Rights

The Company’s convertible preferred stock has been classified as temporary equity on the accompanying balance sheets. The preferred stock is not redeemable; however, upon in the event of a voluntary or involuntary liquidation, dissolution, change in control or winding up of the Company, holders of the convertible preferred stock may have the right to receive its liquidation preference under the terms of the Company’s certificate of incorporation.

Each holder of new Series A, new Series B and new Series C convertible preferred stock is entitled to receive, on a pari passu basis, prior and in preference to any distribution of proceeds from a liquidation event to the holders of Series A-1 preferred stock or common stock, an amount per share for each share of new Series A, new Series B and new Series C convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share. After the payment or setting aside for payment to the holders of new Series A, new Series B and new Series C convertible preferred stock, the holders of Series A-1 convertible preferred stock are entitled to receive, prior and in preference to any distribution of proceeds to the holders of common stock an amount per share for each such share of Series A-1 convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share. After the payment or setting aside for payment to the holders of new Series A, new Series B, new Series C convertible preferred stock and Series A-1 preferred stock, the entire remaining proceeds legally available for distribution will be distributed pro rata to the holders of new Series A preferred stock and common stock in proportion to the number of shares of common stock held by them assuming the new Series A preferred stock has been converted into shares of common stock at the then effective conversion rate, provided that the maximum aggregate amount per share of new Series A convertible preferred stock which the holders of new Series A convertible preferred stock shall be entitled to receive is three times the original issue price for the new Series A convertible preferred stock. At present, the liquidation preferences are equal to $1.44 per share for the new Series A convertible preferred stock, $10.00 per share for the Series A-1 convertible preferred stock, $3.02 per share for the new Series B convertible preferred stock and $14.36 per share for the new Series C convertible preferred stock.

Voting

Each holder of shares of convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted and has voting rights and powers equal to the voting rights and powers of the common stock. The holders of convertible preferred stock and the holders of common stock vote together as a single class (except with respect to certain matters that require separate votes or as required by law), and are entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Company.

Common Stock

The Company, through its amended and restated certificate of incorporation, is the sole issuer of common stock and related options and warrants. On October 29, 2013, the Company amended and restated its certificate of incorporation to effect a 10-for-1 reverse stock split. On May 15, 2014, the Company amended and restated its certificate of incorporation to effect an increase in the number of authorized shares of stock. The total number of shares of stock which the Company has the authority to issue is 80,083,905, consisting of 47,928,883 shares of common stock, $0.01 par value per share, and 32,155,022 shares of preferred stock, $0.01 par value per share, 13,868,152 of which are designated as new Series A preferred stock, 5,117,182 of which are designated as Series A-1 preferred stock and 8,288,734 of which are designated new Series B preferred stock and 4,880,954 of which are designated as Series C preferred stock. As of December 31, 2014, 14,448,700 shares of common stock were issued and outstanding. As of December 31, 2013, 13,588,803 shares of common stock were issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.

Common Stock Issued upon Exercise of Stock Options

During the year ended December 31, 2014 and 2013, the Company issued 924,867 and 7,327,959 shares of common stock, respectively, upon the exercise of options for cash proceeds of $0.89 million and $0.86 million, respectively, of which 865,717 and 6,499,463 were unvested, respectively. Certain options are eligible for exercise prior to vesting. These unvested options may be exercised for restricted shares of common stock that have the same vesting schedule as the options. The Company records a liability for the exercise price paid upon the exercise of unvested options, which is reclassified to common stock and additional paid-in capital as the shares vest. Should the holder’s employment be terminated, the unvested restricted shares are subject to repurchase by the Company at an amount equal to the exercise price paid for such shares. At December 31, 2014 and 2013, there were 4,114,269 and 5,594,134 shares respectively of restricted stock outstanding that remain unvested and subject to the Company’s right of repurchase.

For the year ended December 31, 2014 and 2013, the Company repurchased 181,893 shares of restricted stock for $0.09 million and 414,130 shares of restricted stock for $0.02 million, respectively upon termination of employment of various employees.

Common Stock Issued upon Exercise of Warrants

For the year ended December 31, 2014 and 2013 the Company issued 116,923 and 820 shares of common stock upon the exercise of warrants, respectively for $1.95 per share and $0.10 per share respectively.

8.	Stock Option Plan and Compensation

In 2005, the Company’s stockholders approved the adoption of the 2005 Stock Plan. On December 1, 2010, the Company’s stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (the “Plan”). As of December 31, 2014 under the Plan, options to purchase up to 14,195,255 shares of common stock are reserved and may be granted to employees, directors, and consultants by the Board of Directors and stockholders to promote the success of the Company’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter.  In no event are options exercisable more than ten years after the date of grant. All share totals in this note reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

At December 31, 2014, there were 1,488,494 stock options available for grant under the 2005 Plan.

Early Exercised Stock Options

With the approval of the Board, we allow certain employees and directors to exercise stock options granted under the 2005 Plan prior to vesting. The unvested shares are subject to a repurchase right held by the Company at the original exercise price. Early exercises of options are not deemed to be substantive exercises for accounting purposes and therefore, amounts received for early exercises are initially recorded in repurchase liability for unvested restricted stock awards.  Such amounts are reclassified to common stock and additional paid-in capital as the underlying shares vest. The activity of options that were early exercised under the 2005 Plan follow for the years below:

	Early exercised options, unvested	Weighted average exercise price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2013	—	$—
Exercise of non-vested stock options	6,499,463	0.11
Repurchase of restricted stock	(414,130)	0.21
Restricted stock vested	(491,199)	0.10
Balance as of December 31, 2013	5,594,134	0.10
Exercise of non-vested stock options	865,717	0.94
Repurchase of restricted stock	(181,893)	0.10
Restricted stock vested	(2,165,689)	0.16
Balance as of December 31, 2014	4,112,269	0.25	2.23	$74,473
Options expected to vest	3,674,592	$0.25	2.23	$66,547

Additional information regarding the unvested early exercised stock options outstanding as of December 31, 2014 is as follows:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted –Avg. Remaining Life	Weighted –Avg. Exercise Price
$0.10 - $0.10	3,520,635	2.14	$0.10
0.57 - 0.57	528,495	2.64	0.57
5.65-5.65	63,139	3.58	5.65
$0.10 - $5.65	4,112,269	2.23	$0.25

Stock Option Activity

Option activity under the 2005 Plan is summarized as follows for the years below:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2013	1,173,816	$2.03
Options granted	7,912,933	0.10
Options exercised – vested	(828,496)	0.26
Options exercised – nonvested	(6,499,463)	0.10
Options forefeited	(863,814)	1.17
Balance as of December 31, 2013	894,976	$1.46
Options granted	5,287,763	1.76
Options exercised – vested	(59,150)	1.30
Options exercised – nonvested	(865,717)	0.94
Options forefeited	(262,874)	1.79
Balance as of December 31, 2014	4,994,998	$1.85	8.92	$81,219
Options vested and expected to vest as of December 31, 2014	4,463,370	1.85	8.92	$72,574
Options vested and exercisable at December 31, 2014	3,921,049	$1.32	8.75	$65,834

For the year ended December 31, 2014, we granted stock options to purchase 5,287,763 shares of common stock with a weighted average exercise price of $1.76 per share, a weighted average grant date fair value of $2.45 per share and an estimated aggregate fair value of approximately $13.0 million.  Options to purchase 59,150 shares with total intrinsic value of $0.3 million were exercised during the year ended December 31, 2014.

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of December 31, 2014 is as follows:

	Options Outstanding			Options Vested and Exercisable
		Weighted –	Weighted –		Weighted -
Range of		Avg.	Avg.		Avg.
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Vested	Price
$0.10 - $0.10	163,883	8.62	$0.10	70,784	$0.10
0.57 - 0.57	3,170,301	9.12	0.57	1,983,728	0.57
1.20 - 1.20	133,334	6.71	1.20	121,874	1.20
1.70 - 1.70	77,552	7.37	1.70	62,724	1.70
2.00 - 2.00	287,933	5.56	2.00	287,869	2.00
5.00 - 5.00	7,000	1.75	5.00	7,000	5.00
5.60 - 5.60	18,250	4.71	5.60	18,250	5.60
5.65 - 5.65	1,136,745	9.71	5.65	737	5.65
$0.10 - $5.65	4,994,998	8.92	$1.85	2,552,966	$0.83

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate, and expected dividends. Given the absence of a publicly traded market, the Company considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) the prices for our Preferred Stock sold to outside investors; (iii) the rights, preferences and privileges of our Preferred Stock relative to our common stock; (iv) the lack of marketability of our common stock; (v) developments in the business; (vi) secondary transactions of our common and preferred shares and (vii) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of the Company, given prevailing market conditions.  The Company also estimates forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. As the Company’s stock is not publically traded volatility for stock options is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options using the simplified method. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an expected dividend yield of zero as it does not anticipate paying any dividends in the foreseeable future. Expected forfeitures are based on the Company’s historical experience.

The fair value of the Company’s stock option awards for the year ended December 31, 2014 and 2013 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Year ended
	December 31,
	2014	2013
Volatility of common stock	68.28%	75.34%
Risk-free interest rate	1.79%	1.78%
Expected life	5.7 years	5.8 years
Dividend yield	0%	0%

Under the 2005 Stock Plan certain executive officers of the Company were granted performance-based stock options during 2014.  The vesting of these performance-based stock options was contingent upon the achievement of certain revenue targets or target ratios of marketing expenditures to revenues for the year ended December 31, 2014.

The fair value of the performance-based stock options was estimated on the date of grant using the Black-Scholes option valuation model. The Company used the following assumptions in measuring the fair value of these performance-based stock options: a 66% rate for expected volatility, 0% rate for expected dividends, 5.23 years for the expected term and a 1.66% risk-free rate.

The Company granted 2,032,896 performance-based stock options with an exercise price of $0.57 per share during 2014.  The contractual term of these options is 10 years.   Since the performance targets were achieved, 1,924,896 performance-based stock options became fully vested and 108,000 performance-based stock options were forfeited on the termination of employment of an executive.  The aggregate expense recognized during 2014 related to these performance-based stock options was $587 thousand. These shares are included in the stock option activity tables above.

The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in the Company’s consolidated statements of operations during the periods presented (in thousands):

	December 31,
	2014	2013
Origination and Servicing	$104	$16
Sales and Marketing	767	24
General and Administrative	1,150	182
Total stock based compensation	$2,021	$222

During the year ended December 31, 2014 and 2013, the Company capitalized $21 thousand, and $23 thousand, respectively, of stock-based compensation as internal use software and website development costs. Management modified or accelerated the vesting terms for certain employee options, which resulted in an additional $0.6 million and $nil of stock-based compensation expense for the year ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the unamortized stock-based compensation expense related to Prosper employees’ unvested stock-based awards was approximately $5.8 million, which will be recognized over the remaining weighted-average vesting period of approximately 3.4 years.

9.	Income Taxes

The Company did not have any current or deferred federal or state income tax expense for the years ended December 31, 2014 and 2013. The income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

	Year Ended December 31,
	2014	2013
Federal tax at statutory rate	34%	34%
State tax at statutory rate (net of federal benefit)	1%	2%
Permanent items	31%	0%
Stock compensation	(9)%	0%
Change in valuation allowance	(66)%	(38)%
Credits and Reserves	9%	(—)%
Other	0%	2%
	0%	0%

Temporary items that give rise to significant portions of deferred tax assets and liabilities (tax-effected) at December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Net operating loss carry forwards	$24,565	$24,626
Research & other credits	420	277
Fixed assets	45	95
Settlement liability	2,964	3,654
Stock compensation	344	69
Accrued liabilities and other	2,320	247
	30,658	28,968
Fair value of loans	(1,160)	(1,078)
Valuation allowance	(29,498)	(27,890)
Net deferred tax asset	$—	$—

The valuation allowance as of December 31, 2014, increased by $1.6 million to ($29.5) million from ($27.9) million in the prior fiscal year, an increase of 6%. Under ASC 740, Accounting for Income Taxes (“ASC Topic 704”), a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance would be based upon management’s best estimate of the Company’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reversed when management believes that the assets are realizable on a more-likely-than-not basis.

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in ASC Topic 740 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset. Realization of the deferred tax assets is dependent upon future earnings, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of $29.5 million and $27.9 million for the year ended December 31, 2014 and 2013, respectively.

The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize net operating losses and credit carryforwards may be limited in the future as the result of such an “ownership change.”

The Company files Federal and various state income tax returns. The Company has net operating loss carryforwards for both federal and state income tax purposes of approximately $69.5 million and $83.8 million respectively as of December 31, 2014, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will begin to expire in 2025. The state net operating loss carryforwards will begin to expire in 2015. The Company also has federal and California research and development tax credits of approximately $nil and $450, respectively. The California research credits have no expiration date.

As of December 31, 2014, the Company’s federal and state tax returns for the years ended December 31, 2011 and December 31, 2010, respectively, through the current period are open to examination. In addition, all of the net operating losses and credits that may be used in future years are still subject to adjustment.

The following table summarizes the Company’s activity related to its unrecognized tax benefits (in thousands):

	December 31,	December 31,
	2014	2013
Balance at January 1,	$54,571	$219
Increase related to current year tax position	—	—
Increase related to tax position of prior years	—	54,352
Balance at December 31,	$54,571	$54,571

A total of $54.6 million of the unrecognized tax benefits would affect the Company’s effective tax rate. The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2014, the Company has not incurred any interest or penalties.

10.	Commitments and Contingencies

Future Minimum Lease Payments

During the period the Company signed new leases for the new corporate headquarters at 221 Main Street in San Francisco California and for the co-location facility.  These are non-cancelable operating leases that expire in February 2023 and August 2015, respectively. The Company also signed a new lease for office space in Phoenix Arizona under an operating lease that expires in June 2022.

Future minimum rental payments under these leases as of December 31, 2014 are as follows (in thousands $):

2015	2,425
2016	3,755
2017	3,866
2018	3,977
2019	4,093
Thereafter	13,019
Total future operating lease obligations	$31,135

Rental expense under operating lease arrangements was $2.0 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively.

Operating Commitments

The Company amended and restated an agreement with WebBank, under which all Borrower Loans originated through the platform are made by WebBank under its bank charter. The arrangement allows for Borrower Loans to be offered to borrowers at uniform nationwide terms. The Company is required to pay the greater of a monthly minimum fee or a fee calculated based on a certain percentage of monthly Borrower Loan origination volume.   The minimum annual fee for year ended December 31, 2015 is $1.4 million.

Loan Purchase Commitments

The Company has entered into an agreement with WebBank to purchase $16.7 million of borrower loans that WebBank is originating within the first two business days of fiscal 2015.

Repurchase and Indemnification Contingency

Under the terms of the loan purchase agreements between the Company and investor members that participate in the Whole Loan Channel, the Company may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor member. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. The Company recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the borrower loans issued through Whole Loan channels, which at December 31, 2014 is $1,358 million.   The Company had accrued $171 thousand and $40 thousand as of December 31, 2014 and 2013 respectively in regard to this obligation.

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

On April 21, 2009, the Company and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between the Company and the states in which PMI, under its initial platform structure, offered promissory notes for sale directly to investor members prior to November 2008. The agreement with NASAA contemplates payment by the Company of up to an aggregate of $1 million in penalties, which have been allocated among the states based on the Company’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of the Company’s promissory note sale activities prior to November 2008. Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order; however, no state is obliged to do so, and there is no deadline by which a state must make its decision. The Company is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against the Company, subject to any applicable statute of limitations. As of December 31, 2014, the Company has entered into consent orders with 34 states and has paid an aggregate of $0.47 million in penalties to those states.

As of December 31, 2014 and December 31, 2013, the Company had accrued approximately $0.25 million and $0.25 million, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1 million maximum fee pro-rata by state, using the Company’s promissory note sales from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order, assigning a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, the Company considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against the Company; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. The Company will continue to evaluate this accrual and related assumptions as new information becomes known.

In 2008, plaintiffs filed a class action lawsuit against the Company and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California. The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that the Company offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. On July 19, 2013 solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation agreed to enter into a settlement to resolve all claims related thereto (the “Settlement”). In connection with the Settlement, the Company agreed to pay an aggregate amount of $10 million into a settlement fund, split into four annual installments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. The Settlement received final approval in a final order and judgment entered by the Superior Court on April 16, 2014. Pursuant to the final order and judgment, the claims in the class action were dismissed, and at the effective time of the Settlement (June 16, 2014), the defendants will have been released by the plaintiffs from all claims that were or could have been asserted concerning the issues alleged in the class action lawsuit. The reserve for the class action settlement liability is $7.9 million in the consolidated balance sheet as of December 31, 2014.

11.	Related Parties

Since Prosper’s inception, it has engaged in various transactions with its directors, executive officers and holders of more than 10% of its voting securities, and immediate family members and other affiliates of its directors, executive officers and 10% stockholders. Prosper believes that all of the transactions described below were made on terms no less favorable to Prosper than could have been obtained from unaffiliated third parties.

Prosper’s executive officers, directors who are not executive officers and certain affiliates participate on Prosper’s marketplace by purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper as of December 31, 2014 and 2013 are summarized below (in thousands):

	Aggregate Amount of		Interest Earned on
Related Party	Notes Purchased		Notes
	2014	2013	2014	2013
Executive officers and management	$1,127	$1,096	$163	$12
Directors	42	727	10	52
Total	$1,169	$1,823	$173	$64

Related Party	Notes balance as of December 31,
	2014	2013
Executive officers and management	$1,614	$1,067
Directors	76	322
	$1,690	$1,389

Prosper has earned approximately $13 thousand and $1 thousand in servicing fee revenue related to these Notes for the years ended December 31, 2014 and 2013, respectively.

12.	Postretirement Benefit Plans

The Company has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service. The Company’s contributions to the plan are discretionary. During the years ended December 31, 2014 and 2013, the Company has contributed $0.66 million and $nil to the 401(k) plan.

13.	Significant Concentrations

The Company is dependent on third party funding sources such as banks and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2014, 37%, 13% and 22% were purchased by three different parties. This compares to 31%, 16% and 4% for the year ended December 31, 2013.

The Company receives all of its transaction fee revenue from WebBank.  The transaction fee represents the origination fee that WebBank collects from the borrower when WebBank issues the Borrower Loan.   The Company sets the rate of the origination fee for each individual Borrower Loan based on the term and credit grade of the Borrower Loan.

14.	Segments

Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have a single reporting segment and operating unit structure.

15.	Restatement of Consolidated Financial Statements

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2013 certain errors were discovered and the December 31, 2013 financial statements presented herein have been restated to correct these errors which are described below and summarized in the tables that follow.

Certain bank accounts were previously not recorded on the balance sheet as of December 31, 2013.  The use of the cash in these bank accounts is restricted and may only be used by the Company to fund Borrower Loans, at Fair Value on which investors have bid.  The cash in these bank accounts should have been recognized as restricted cash on our Balance Sheet and a related Payable to Investors should also have been recognized.   This resulted in an understatement of restricted cash and Payable to Investors of  $35.6 million.

Additionally the Company discovered that certain fees that the Company pays to WebBank were incorrectly classified as expenses.  Since WebBank is a customer of the Company and the Company earns transaction fees from WebBank any cash consideration paid to WebBank should be recorded as reduction of the transaction fees earned by the Company.   This resulted in a $1.3 million overstatement of Transaction Fee revenues and Origination and Servicing expenses for the year ended December 31, 2013.

The Company also discovered that certain rebates offered on the sale of Borrower Loans and Notes were incorrectly classified as Transaction Fee revenue and should have been classified as Other Revenue or Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes.  This resulted in an understatement of transaction fee revenues of $1.1 million, an overstatement of Other Revenues and an Overstatement of the Change in Fair Values of Borrower Loans, Loans Held for Sale and Notes of $0.55 million for the year ended December 31, 2013.

The Company also discovered that Convertible Preferred Stock was incorrectly classified within permanent stockholders’ equity in its consolidated balance sheet as of December 31, 2013. Since the Convertible Preferred Stockholders are entitled to receive their liquidation preference upon a change-in-control transaction the Convertible Preferred Stock should be classified as temporary equity. This resulted in a $44.8 million reclassification of the Convertible Preferred Stock from permanent equity to temporary equity as of December 31, 2013.

Errors were identified in the Company’s valuation of servicing assets and liabilities which resulted in an overstatement of net loan servicing rights and an understatement of the gain recognized on the sale of loans which was included in Other Revenues for the year ended December 31, 2013 by approximately $0.25 million. Furthermore, the Company inappropriately classified loan servicing rights in Borrower Loans Receivable at Fair Value. The Company corrected this error by reclassifying the gross serving assets of $0.4 million to Prepaid and Other Assets and recognized the servicing liabilities of $0.17 million in Accounts Payable and Other Liabilities.

The Company also discovered an error related to measurement of the Class Action Settlement Liability. Upon the court’s approval of the settlement during the quarter ended December 31, 2013, this liability became payable at fixed future dates and therefore the Company should have recognized the liability based on the present value of the future payments rather than the gross amount of such future payments. This error resulted in an overstatement of the Class Action Settlement Liability and the General and Administrative expense recognized as of and for the year ended December 31, 2013 of $0.26 million.

Additionally, the Company also discovered a misclassification related to the presentation of interest receivable and payable.  Previously these two amounts were incorrectly netted against each other.  These amounts should have been recorded gross and as a result Borrower Loans and Notes were understated by $1.9 million as of December 31, 2013.

The Company also discovered that the fair value of the Borrower Loans and Notes were understated as a result of inappropriately aggregating certain loans with dissimilar credit characteristics and using inappropriate charge off information when determining the fair value of Borrower Loans and Notes.  This resulted in an understatement of the Borrower loans of $4.8 million and the Notes of $4.6 million at December 31, 2013.

Additionally, the Company discovered that it had not recorded Notes until the day after issuance, resulting in an understatement of the Notes balance by $0.8 million and an overstatement of Payable to Investors by $0.8 million at December 31, 2013.

The Company also discovered errors related to capitalized internal use software and website development costs including an impairment of $0.24 million that was not recorded when the project was abandoned in the prior year and assets were being amortized their original estimated useful life after the Company decided to replace the assets before the originally estimated useful life which understated amortization by $0.13 million for the year ended December 31, 2013.  As a result Property and Equipment was overstated by $0.37 million at December 31, 2013.

Additionally the Company discovered errors related to timing of when payments were applied to Note balances.  This resulted in an overstatement of the Note balances and an understatement of the Payable to Investors balance, both for $1.4 million at December 31, 2013.

In addition to the restatements described above, the Company has made other corrections, some of which were previously identified, but were not corrected because management had determined they were not material, individually or in the aggregate, to our consolidated financial statements. These corrections related to the fair value of loans held for investment, reclassification of certain loans from loans held for investment to Borrower Loans, amortization of prepaid assets, estimation of various accruals and a correction for vesting of options that were early exercised. The effect of correcting these errors for the fiscal year ended December 31, 2013 is summarized below.

Additionally, the Company has corrected certain tax disclosures, the most significant of which is the amount of the gross deferred tax asset related to our NOL carryforward and the amount of the related valuation allowance were overstated by $12.0 million as a result of certain transactions that occurred during the year ended December 31, 2013 that limit our ability to carry forward net operating losses.

Lastly, the Company discovered the following errors within its Consolidated Statement of Cash Flows for the year ended December 31, 2013:

×

Changes in certain Restricted Cash balances related to investing activities were inappropriately classified as changes in cash flows from operating activities rather than changes in cash flows from investing activities.

×

Cash flows from the principal payments and proceeds from sale related to Borrower Loans held for sale were inappropriately classified within cash flows from investing activities rather than cash flows from operating activities.

×

A portion of the change in fair value of Borrower Loans and Notes was inappropriately reflected as a cash flow from investing and financing activities, respectively, rather than an adjustment to reconcile net income to net cash used in operating activities.

×	Other changes related to the correction of errors in the balance sheet and statement of operations as described above.

The aggregate impact of these errors were an understatement of cash flows from operating activities of $5.4 million; an overstatement of cash flows from investing activities of $21.2 million; and an $15.8 million understatement of cash flows from financing activities for the year ended December 31, 2013.

Finally, the Company corrected the number of outstanding common shares on the face of the balance sheet and in the Statements of Stockholders’ Equity as a result of an error in the calculation of restricted shares repurchased. The number of common shares outstanding at December 31, 2013 was previously stated as 13,902,478 and has been corrected to 13,588,803.    The Company also corrected its calculation of basic and diluted earnings per share for the changes to net income and an error in the calculation of the weighted average shares which resulted in an understatement of the weighted average shares by 29,626 shares and overstates the net loss per share by $0.02 per share.

The following tables present the impact of these corrections on the 2013 consolidated financial statements (in thousands, expect per share values):

Consolidated Balance Sheet - December 31, 2013

	As previously		As
	reported	Reclassifications	reclassified	Adjustments	As Restated
ASSETS
Cash and Cash Equivalents	$18,339	$—	$18,339	$—	$18,339
Restricted Cash	15,473	—	15,473	34,351	49,824
Short Term Investments	—	—	—	1,271	1,271
Accounts Receivable	218	—	218	78	296
Loans Held for Sale, at Fair Value	3,917	—	3,917	(711)	3,206
Borrower Loans, at Fair Value	226,238	—	226,238	6,867	233,105
Property and Equipment, Net	3,396	—	3,396	(370)	3,026
Prepaid and Other Assets	708	—	708	484	1,192
Total Assets	268,289	—	268,289	41,970	310,259
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts Payable and Accrued Liabilities	6,737	(3,690)	3,047	341	3,388
Payable to Investors	—	2,480	2,480	35,545	38,025
Class Action Settlement Liability	10,000	—	10,000	(261)	9,739
Notes, at Fair Value	226,794	1,242	228,036	6,182	234,218
Repurchase and Indemnification Obligation	32	(32)	—	—	—
Repurchase Liability for Unvested Restricted Stock Awards	609	—	609	(50)	559
Total Liabilities	244,172	—	244,172	41,757	285,929

Convertible Preferred Stock	—	—	—	44,822	44,822

Stockholders' Equity (Deficit)
Convertible Preferred Stock	273	—	273	(273)	—
Common Stock	75	—	75	—	75
Additional Paid-In Capital	128,140	—	128,140	(44,464)	83,676
Less: Treasury Stock	(291)	—	(291)	—	(291)
Accumulated Deficit	(104,080)	—	(104,080)	128	(103,952)
Total Stockholders' Equity (Deficit)	24,117	—	24,117	(44,609)	(20,492)
Total Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)	$268,289	$—	$268,289	$41,970	$310,259

Consolidated Statement of Operations – Year ended December 31, 2013

	As previously reported	Reclassifications	As reclassified	Adjustments	As Restated
Revenues
Operating Revenues
Transaction Fees, Net	$16,471	$(1,094)	$15,377	$(47)	$15,330
Rebates and promotions	(1,534)	1,534	—	—	—
Servicing Fees, Net	—	(69)	(69)	328	259
Other Revenues	—	1,274	1,274	(337)	937
Total Operating Revenues	14,937	1,645	16,582	(56)	16,526
Interest Income
Interest Income on Borrower Loans	35,526	(609)	34,917	78	34,995
Interest Expense on Notes	(33,072)	118	(32,954)	(367)	(33,321)
Net Interest Income	2,454	(491)	1,963	(289)	1,674
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	877	—	877	(696)	181
Total Net Revenues	18,268	1,154	19,422	(1,041)	18,381
Cost of Revenues
Cost of Services	(2,056)	2,056	—	—	—
Provision for repurchase and indemnification obligation	(118)	118	—	—	—
	(2,174)	2,174	—	—	—
Expenses					—
Compensation and benefits	13,079	(13,079)	—	—	—
Marketing and advertising	14,851	(14,851)	—	—	—
Depreciation and amortization	961	(961)	—	—	—
Professional services	1,979	(1,979)	—	—	—
Facilities and maintenance	1,764	(1,764)	—	—	—
Class action settlement	10,000	(10,000)	—	—	—
Loss on impairment	62	(62)	—	—	—
Other	1,733	(1,733)	—	—	—
Origination and Servicing	—	7,465	7,465	(1,081)	6,384
Sales and Marketing	—	16,740	16,740	(9)	16,731
General and Administrative	—	22,398	22,398	(125)	22,273
Total Expenses	44,429	2,174	46,603	(1,215)	45,388
Interest income	3	(3)	—	—	—
Other income	1,151	(1,151)	—	—	—
Net Loss	$(27,181)	$—	$(27,181)	$174	$(27,007)

Consolidated Statement of Cash Flows – Year ended December 31, 2013

	As previously
	reported	Adjustments	As Restated
Cash Flows from Operating Activities:
Net Loss	$(27,181)	$174	$(27,007)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans Receivable	4,856	5,705	10,561
Change in Fair Value of Loans Held For Sale	1	(56)	(55)
Change in Fair Value of Notes	(5,734)	(5,793)	(11,527)
Depreciation and Amortization	961	133	1,094
Change in Servicing Rights	—	(293)	(293)
Stock-Based Compensation Expense	229	(7)	222
Loss on Impairment of Property and Equipment	62	237	299
Purchases of loans held sale	—	(184,807)	(184,807)
Proceeds from the sale of loans held for sale	—	181,656	181,656
Changes in Operating Assets and Liabilities:
Class Action Settlement Liability	10,000	(261)	9,739
Restricted Cash Except for those Related to Investing Activities	(9,524)	(9,495)	(19,019)
Accounts Receivable	(126)	(130)	(256)
Prepaid and Other Assets	(332)	(24)	(356)
Accounts Payable and Accrued Liabilities	1,962	(2,731)	(769)
Payable to Investors	—	21,028	21,028
Net cash used in Operating Activities	(24,826)	5,336	(19,490)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(341,176)	171,317	(169,859)
Principal Payments of Borrower Loans Held at Fair Value	105,692	(15,638)	90,054
Proceeds from Sale of Borrower Loans Held at Fair Value	171,290	(171,290)	—
Purchases of Property and Equipment	(2,889)	199	(2,690)
Maturities of Short Term Investments	1,000	1,619	2,619
Purchases of Short Term Investments	—	(1,271)	(1,271)
Repayment of Loans Held for Investment at Fair Value	143	(143)	—
Origination of Loans Held for Investment at Fair Value	(14,296)	14,296	—
Proceeds from sale of Borrower Loans at Fair Value	10,410	(10,410)	—
Changes in Restricted Cash Related to Investing Activities	—	(9,871)	(9,871)
Net Cash Used in Investing Activities	(69,826)	(21,192)	(91,018)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	169,742	844	170,586
Payment of Notes Held at Fair Value	(104,692)	15,011	(89,681)
Proceeds from Issuance of Convertible Preferred Stock, Net	44,822	—	44,822
Proceeds from Early Exercise of Stock Options	650	44	694
Repurchase of Restricted Stock	(41)	(45)	(86)
Proceeds from Exercise of Vested Stock Options	210	2	212
Net Cash Provided by Financing Activities	110,691	15,856	126,547
Net Increase (Decrease) in Cash and Cash Equivalents	16,039	—	16,039
Cash and Cash Equivalents at Beginning of the Year	2,300	—	2,300
Cash and Cash Equivalents at end of the year	$18,339		$18,339
Cash Paid for Interest	$—	$35,027	$35,027
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	$—	$175	$175

16.	Quarterly Financial Information (unaudited)

Subsequent to the issuance of the condensed consolidated financial statements for the nine months ended September 30, 2014, the Company identified errors as described in Note 15 that affected the interim condensed financial statements as of and for all interim periods within the years ended December 31, 2014 and 2013.   Accordingly, the previously issued condensed consolidated financial statements as and for the periods ended March 31, 2013, June 30, 2013, September 30, 2013, March 31, 2014, June 30, 2014 and September 30, 2014 are restated to correct for these errors that are described below and summarized in the tables that follow.

Certain bank accounts were previously not recorded on the balance sheets.  The use of the cash in these bank accounts is restricted and may only be used by the Company to fund “Borrower Loans, at Fair Value” on which investors have bid.  The cash in these bank accounts should have been recognized as restricted cash on our Balance Sheet and a related payable to investors should also have been recognized.   This resulted in an understatement of restricted cash and payable to investors.

Additionally, the Company discovered that certain fees that the Company pays to WebBank were incorrectly classified as expenses.  Since WebBank is a customer of the Company and the Company earns transaction fees from WebBank any cash consideration paid to WebBank should be recorded as a reduction of the transaction fees earned by the Company.   This resulted in an overstatement of transaction fee revenues and origination and servicing expenses.

The Company also discovered that certain rebates offered on the sale of loans and Notes were incorrectly classified as transaction fee revenue and should have been classified as other revenue or change in fair value of borrower loans, loans held for sale and notes.   This resulted in an understatement of transaction fee revenues, an overstatement of other revenues and an overstatement of change in fair values of borrower loans, loans held for sale and notes.

The Company also discovered that the Convertible Preferred Stock was incorrectly classified within permanent stockholders’ equity in its consolidated balance sheet for the interim periods described above.  Since the Convertible Preferred Stockholders are entitled to receive their liquidation preference upon a change-in-control transaction the Convertible Preferred Stock should be classified as temporary equity. This resulted in a reclassification of the Convertible Preferred Stock from permanent equity to temporary equity of $19.9 million as of March 31, 2013 and June 30, 2013, $44.9 million as of September 30, 2013, December 31, 2013 and March 31, 2014, and $114.8 million as of June 30 2014. There was no impact as of September 30, 2014.

Additionally, the Company discovered certain errors in its valuation of servicing assets and liabilities which resulted in an overstatement of net loan servicing rights and an understatement of the gain recognized on the sale of loans which was included in other revenues. Furthermore, the Company inappropriately classified loan servicing rights in “Borrower Loans Receivable at Fair Value”.  The Company corrected this error by reclassifying the gross serving assets to “Prepaid and Other Assets and recognized the servicing liabilities in “Accounts Payable and Other Liabilities.

The Company also discovered an error related to measurement of the Class Action Settlement Liability. Upon the courts preliminary approval of the settlement during the quarter ended December 31, 2013, this liability became payable at fixed future dates and therefore the Company should have recognized the liability based on the present value of the future payments rather than the gross amount of such future payments. This error resulted in an overstatement of the Class Action Settlement Liability and the Class Action Settlement expense recognized.

Additionally, the Company also discovered a misclassification related to the presentation of interest receivable and payable.  Previously these two amounts were incorrectly netted against each other.  These amounts should have been recorded gross and as a result Borrower Loans and Notes resulting both to be understated.

The Company also discovered that the fair value of the Borrower Loans and Notes were understated as a result of inappropriately aggregating certain loans with dissimilar credit characteristics and using inappropriate charge off information when determining the fair value of Borrower Loans and Notes.  This resulted in an understatement of the Borrower loans and the Notes.

Additionally, the Company discovered that it had not recorded Notes until the day after issuance issued on the correct date, resulting in an understatement of the Notes balance and an overstatement of investor payables.

Additionally the Company discovered errors related to timing of when payments were applied to Note balances.  This resulted in an overstatement of the Note balances and an understatement of the investor payable balance.

The Company also discovered errors related to internal use software and web site development costs including an impairment that was not recorded when the project was abandoned in the prior year and assets were being amortized over a time period that exceeded their useful life which understated amortization.  As a result property and equipment was overstated.

In addition to the restatements described above, the Company has made other corrections, some of which were previously identified, but were not corrected because management had determined they were not material, individually or in the aggregate, to our consolidated financial statements. These corrections related to the fair value of loans held for investment, reclassification of certain loans from loans held for investment to Borrower Loans, amortization of prepaid assets, estimation of various accruals and a correction for vesting of options that were early exercised.

The Company also discovered the following classification errors within its Condensed Consolidated Statement of Cash Flows:

×

Changes in certain Restricted Cash balances related to investing activities were inappropriately classified as changes in cash flows from operating activities rather than changes in cash flows from investing activities.

×

Cash flows from the principal payments and proceeds from sale related to Borrower Loans held for sale were inappropriately classified within cash flows from investing activities rather than cash flows from operating activities.

×

A portion of the change in fair value of Borrower Loans and Notes was inappropriately reflected as a cash flow from investing and financing activities, respectively, rather than an adjustment to reconcile net income to net cash used in operating activities.

×	The proceeds from sale of borrower loans held at fair value were netted against purchase of borrower loans at fair value.
×	Other changes related to the correction of errors in the balance sheet and statement of operations as described above.

Lastly, the Company corrected its calculation of basic and diluted earnings (loss) per share for the changes to net income (loss) and errors in the calculation of the weighted average basic and diluted shares.

The following tables present the impact of these corrections and corrections of other immaterial errors on the interim periods in the fiscal years ended December 31, 2014 and 2013 (in $ thousands, expect per share values and number of shares):

	As previously reported	Reclassifications	As reclassified	Adjustments	As Restated
For the three months ended September 30, 2014
Total Revenues	—	*	—	—	—
Operating Revenues	25,129	*	25,129	(920)	24,209
Cost of Revenues	—	*	—	—	—
Net Revenues	26,043	*	26,043	(918)	25,125
Total Expenses	23,319	*	23,319	(1,538)	21,781
Other Income (Expenses), Net	—	*	—	—	—
Net Income	2,724	*	2,724	620	3,344
Basic and Diluted Earnings (Loss) per Share	(1.31)	*	(1.31)	0.05	(1.26)
Basic and Diluted Shares	9,280,334	*	9,280,334	(100,908)	9,179,426

*The presentation of revenues for the three months ended September 30, 2014 represents the current presentation so no reclassification is needed.

	As previously reported	Reclassifications	As reclassified	Adjustments	As Restated
For the three months ended June 30, 2014
Total Revenues	17,285	(17,285)	—	—	—
Operating Revenues	—	16,371	16,371	1,016	17,387
Cost of Revenues	821	(821)	—	—	—
Net Revenues	16,464	913	17,377	916	18,293
Total Expenses	16,559	823	17,382	197	17,579
Other Income (Expenses), Net	92	(92)	—	—	—
Net Income	(3)	(2)	(5)	719	714
Basic and Diluted Earnings per Share	—	—	—	0.08	0.08
Basic and Diluted Shares	9,155,199	—	9,155,199	(537,312)	8,617,887

	As previously reported	Reclassifications	As reclassified	Adjustments	As Restated
For the three months ended March 31, 2014
Total Revenues	9,876	(9,876)	—	—	—
Operating Revenues	—	9,265	9,265	(36)	9,229
Cost of Revenues	587	(587)	—	—	—
Net Revenues	9,289	886	10,175	(196)	9,979
Total Expenses	11,754	587	12,341	356	12,697
Other Income (Expenses), Net	299	(299)	—	—	—
Net Loss	(2,166)	—	(2,166)	(552)	(2,718)
Basic and Diluted Earnings (Loss) per Share	(0.32)	—	(0.32)	(0.02)	(0.34)
Basic and Diluted Shares	6,868,153	—	6,868,153	1,188,095	8,056,248

	As previously reported*	Reclassifications	As reclassified	Adjustments	As Restated
For the three months ended December 31, 2013
Total Revenues	—	—	—	—	—
Operating Revenues	7,476	—	7,476	(199)	7,277
Cost of Revenues	—	—	—	—	—
Net Revenues	8,460	—	8,460	(370)	8,090
Total Expenses	10,824	—	10,824	(405)	10,419
Other Income (Expenses), Net	—	—	—	—	—
Net Loss	(2,364)	—	(2,364)	35	(2,329)

Basic and Diluted Earnings (Loss) per Share        (0.31)          —(0.31)—    (0.31)

Basic and Diluted Shares 7,615,665          —         7,615,665              —       7,615,665

*The three months ending December 31, 2013 were not previously presented as we are a smaller reporting company.

	As previously reported	Reclassifications	As reclassified	Adjustments	As Restated
For the three months ended September 30, 2013
Total Revenues	—	—	—	—	—
Operating Revenues	4,499	—	4,499	17	4,516
Cost of Revenues	—	—	—	—
Net Revenues	4,954	—	4,954	(185)	4,769
Total Expenses	9,917	—	9,917	(236)	9,681
Other Income (Expenses), Net	—	—	—	—	—
Net Loss	(4,963)	—	(4,963)	51	(4,912)
Basic and Diluted Earnings (Loss) per Share	(0.72)	—	(0.72)	(0.01)	(0.73)
Basic and Diluted Shares	6,927,648	—	6,927,648	(215,594)	6,712,054

	As previously reported	Reclassifications	As reclassified	Adjustments	As Restated
For the three months ended June 30, 2013
Total Revenues	3,676	(3,676)	—	—	—
Operating Revenues	—	3,257	3,257	81	3,338
Cost of Revenues	550	(550)	—	—	—
Net Revenues	3,126	862	3,988	(228)	3,760
Total Expenses	19,091	611	19,702	(347)	19,355
Other Income (Expenses), Net	312	(312)	—	—	—
Net Loss	(15,653)	(61)	(15,714)	118	(15,596)
Basic and Diluted Earnings (Loss) per Share	(2.39)	—	(2.39)	0.01	(2.38)
Basic and Diluted Shares	6,553,785	—	6,553,785	—	6,553,785

	As previously reported	Reclassifications	As reclassified	Adjustments	As Restated
For the three months ended March 31, 2013
Total Revenues	1,845	(1,845)	—	—	—
Operating Revenues	—	1,443	1,443	(48)	1,395
Cost of Revenues	609	(609)	—	—	—
Net Revenues	1,236	786	2,022	(260)	1,762
Total Expenses	5,611	610	6,221	(289)	5,932
Other Income (Expenses), Net	176	(176)	—	—	—
Net Loss	(4,199)	—	(4,199)	29	(4,170)
Basic and Diluted Earnings (Loss) per Share	(0.77)	—	(0.77)	0.01	(0.76)
Basic and Diluted Shares	5,480,849	—	5,480,849	—	5,480,849

The number of shares issued and outstanding reflects a 10-for-1 reverse stock split effected by the Company on October 29, 2013.

17.	Subsequent Events

On January 23, 2015, the Company acquired American HealthCare Lending LLC for $21 million in cash. American HealthCare Lending LLC, a leading patient financing platform, gives its nationwide network of healthcare providers the ability to offer affordable payment options to consumers who would like to finance medical procedures at the point of service.  This acquisition is an important part of our strategy to grow awareness and expand our product offerings and capabilities into new vertical markets. The initial accounting for this acquisition was not complete as of April 5, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Prosper Funding LLC

San Francisco, CA

We have audited the accompanying consolidated balance sheets of Prosper Funding LLC and subsidiary (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, member’s equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosper Funding LLC. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the accompanying consolidated 2013 financial statements have been restated to correct certain misstatements.

DELOITTE & TOUCHE LLP

San Francisco, CA

April 5, 2015

Prosper Funding LLC

Consolidated Balance Sheets

(amounts in thousands)

	December 31,	December 31,
	2014	2013 (As Restated)*
Assets
Cash and Cash Equivalents	$23,777	$5,789
Restricted Cash	73,103	46,650
Short Term Investments	1,274	1,271
Loans Held for Sale, at Fair Value	8,463	3,206
Borrower Loans Receivable, at Fair Value	273,243	233,105
Property and Equipment, Net	1,125	1,610
Other Assets	3,120	443
Related Party Receivable	1,135	—
Total Assets	$385,240	$292,074
Liabilities and Member's Equity
Accounts Payable and Accrued Liabilities	$1,357	$406
Payable to Investors	63,809	38,021
Notes, at Fair Value	273,783	234,218
Related Party Payable	—	205
Total Liabilities	338,949	272,850
Member's Equity
Member's Equity	29,619	15,836
Retained Earnings	16,672	3,388
Total Member's Equity	46,291	19,224
Total Liabilities and Member's Equity	$385,240	$292,074

*See Note 10

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC

Consolidated Statements of Operations

(amounts in thousands)

	Year ended December 31,
	2014	2013 (As Restated)*
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	$28,519	$7,632
Servicing Income, Net	4,168	372
Other Revenues	3,733	233
Total Operating Revenues	36,420	8,237
Interest Income on Borrower Loans	42,370	32,605
Interest Expense on Notes	(38,734)	(30,756)
Net Interest Income	3,636	1,849
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	209	849
Total Net Revenues	40,265	10,935
Expenses
Servicing	1,509	744
Administration Fee – Related Party	24,966	6,331
General and Administration	506	267
Total Expenses	26,981	7,342
Total Net Income	$13,284	$3,593

*See Note 10

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC

Consolidated Statements of Member’s Equity

(amounts in thousands)

		Retained
		Earnings
	Member’s	(Accumulated
	Equity	Deficit)	Total
Balance as of January 1, 2013	$210	$(205)	$5
Transfer of Assets from PMI*	5,649	—	5,649
Capital Infusion from Parent	10,001	—	10,001
Transfer of Servicing Rights to Parent*	(24)	—	(24)
Net Income*	—	3,593	3,593
Balance as of December 31, 2013*	$15,836	$3,388	$19,224
Capital Infusion from Parent	15,000	—	15,000
Transfer of Servicing Rights to Parent	(1,217)	—	(1,217)
Net Income	—	13,284	13,284
Balance as of December 31, 2014	$29,619	$16,672	$46,291

*As restated, see Note 10

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC

Consolidated Statements of Cash Flows

(amounts in thousands)

	For the Twelve Months Ended
	December 31,
	2014	2013 (As Restated)*
Cash flows from operating activities:
Net Income	$13,284	$3,593
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in Fair Value of Notes	(16,391)	(11,380)
Change in Fair Value of Borrower Loans Receivable	15,868	10,631
Change in Fair Value of Loans Held for Sale	(73)	(44)
Depreciation and Amortization	1,331	671
Change in Servicing Rights	(3,440)	(292)
Purchase of loans held for at fair value	(1,416,715)	(184,807)
Proceeds from sales of Loans Held for Sale at fair value	1,411,531	181,645
Changes in Operating Assets and Liabilities:
Restricted Cash Except for those Related to Investing Activities	(28,125)	(17,867)
Other Assets	3	(8)
Accounts Payable and Accrued Liabilities	495	108
Payable to Investors	25,788	19,925
Net Related Party Payable	(1,340)	205
Net Cash Provided by Operating Activities	2,216	2,380
Cash Flows From Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(177,088)	(160,037)
Principle Payment of Borrower Loans Held at Fair Value	121,081	83,677
Purchase of Short Term Investments	1,271	—
Maturities of Short Term Investments	(1,274)	—
Purchases of Property and Equipment	(846)	(1,797)
Changes in Restricted Cash Related to Investing Activities	1,672	(8,155)
Net Cash Used in Investing Activities	(55,184)	(86,312)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	176,865	160,764
Payment of Notes Held at Fair Value	(120,909)	(82,924)
Member’s Equity Capital Infusion from Parent	15,000	10,001
Net Cash Included in Transfer of Assets from Parent	—	1,875
Net Cash Provided by Financing Activities	70,956	89,716
Net Increase in Cash and Cash Equivalents	17,988	5,784
Cash and Cash Equivalents at Beginning of the Period	5,789	5
Cash and Cash Equivalents at End of the Period	$23,777	$5,789
Supplemental Disclosure of Cash Flow Information:
Restricted Cash	—	20,628
Short Term Investments	—	1,271
Borrower Loans at Fair Value	—	167,376
Property and Equipment, net	—	484
Accrued Liabilities	—	(131)
Payable to Investors		(18,096)
Notes at Fair Value	—	(167,758)
Non-Cash Transfer	—	3,774
Cash Transferred	—	1,875
Total Transfer of Net Non-Cash Assets from PMI	—	$5,649
Cash Paid for Interest	41,053	32,154
Non-Cash Financing Activity, Distribution to Parent	$1,228	$24

*See Note 10

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC

Notes to Consolidated Financial Statements

1.	Organization and Business

Prosper Funding LLC (“PFL”) was formed in the state of Delaware in February 2012 as a limited liability company with the sole equity member being Prosper Marketplace, Inc. (“PMI”).

PFL was formed by PMI to hold Borrower Loans and issue Notes through the marketplace. Although PFL is consolidated with PMI for accounting and tax purposes, PFL has been organized and is operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding. PFL’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that PFL will become subject to bankruptcy proceedings directly. PFL seeks to achieve this by placing certain restrictions on its activities and implementing certain formal procedures designed to expressly reinforce its status as a distinct corporate entity from PMI.

On January 22, 2013, PMI entered into an Asset Transfer Agreement with PFL pursuant to which PMI transferred substantially all of its remaining assets to PFL, including (i) all outstanding Notes issued by PMI under the Indenture dated June 15, 2009 between PMI and Wells Fargo Bank, as trustee, (ii) all Borrower Loans held by PMI, (iii) all lender/borrower/group leader registration agreements related to such Notes or Borrower Loans, and (iv) all documents and information related to the foregoing, effective February 1, 2013.

PFL commenced operations as of February 1, 2013 when PMI transferred ownership of the marketplace, including all of the rights related to the operation of the marketplace, to PFL. Since February 1, 2013, all Notes issued and sold through the marketplace are issued, sold and serviced by PFL. Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the marketplace, as agent of WebBank, in connection with the submission of Borrower Loan applications by potential borrowers, the making of related Borrower Loans by WebBank and the funding of such Borrower Loans by WebBank. Pursuant to an Administration Agreement between PFL and PMI, PMI manages all other aspects of the marketplace on behalf of PFL.

A borrower member who wishes to obtain a loan through the marketplace must post a loan listing, or listing, on the marketplace. PFL allocates listings to one of two investor member funding channels: (i) the first channel allows investor members to commit to purchase Notes, the payments of which are dependent on the payments made on the corresponding Borrower Loan (the “Note Channel”); and (ii) the second channel allows investor members to commit to purchase 100% of a Borrower Loan directly from the Company (the “Whole Loan Channel”).

All loans requested and obtained through the marketplace are unsecured obligations of individual borrower members with a fixed interest rate and loan terms set at three or five years as of December 31, 2014. All loans made through the marketplace are funded by WebBank, an FDIC-insured, Utah chartered industrial bank. After funding a loan, WebBank sells the loan to PFL, without recourse to WebBank, in exchange for the principal amount of the loan. WebBank does not have any obligation to purchasers of the Notes.

PFL’s marketplace is designed to allow investor members to invest in Borrower Loans in an open transparent marketplace, with the aim of allowing both investor members and borrower members to profit financially as well as socially. PFL believes marketplace lending represents a new model of consumer lending, where individuals and institutions can earn the interest spread of a traditional consumer lender but must also assume the credit risk of a traditional consumer lender.

A borrower member who wishes to obtain a Borrower Loan through PFL’s marketplace must post a loan listing to the marketplace. Listings are allocated to one of two investor member funding channels: (i) the Note Channel, which allows investor members to commit to purchase a Note from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the Whole Loan Channel, which allows investor members to commit to purchase Borrower Loans in their entirety directly from PFL.

As of December 31, 2014, PFL’s marketplace was open to investors in 31 states and the District of Columbia. Additionally, as of December 31, 2014 PFL’s marketplace was open to borrowers in 46 states and the District of Columbia. Currently, PFL’s marketplace is not offered internationally.

PFL formed Prosper Asset Holdings LLC (“PAH”) in November 2013 as a limited liability company with the sole equity member being PFL. PAH was formed to purchase Borrower Loans directly from PFL and sell the Borrower Loans to third parties.

2.	Significant Accounting Policies

Basis of Presentation

PFL’s consolidated financial statements include the accounts of PFL and its wholly-owned subsidiary PAH. All intercompany balances and transactions between PFL and PAH have been eliminated in consolidation. PFL’s financial statements have been prepared in accordance with U.S generally accepted accounting principles (U.S. GAAP).

Use of Estimates

The preparation of PFL’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of Loans Held for Sale, Borrower Loans and associated Notes, valuation of servicing rights, repurchase and indemnification obligation, valuation allowance on deferred tax assets, and contingent liabilities. PFL bases its estimates on historical experience from all Borrower Loans, and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates, and those could be material.

Certain Risks

In the normal course of its business, PFL encounters two significant types of risk: credit and regulatory. Financial instruments that potentially subject PFL to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. PFL places cash, cash equivalents and restricted cash with high-quality financial institutions and is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds federally insured amounts. PFL also performs periodic evaluations of the relative credit standing of these financial institutions and has not sustained any credit losses from instruments held at these financial institutions.

To the extent that Borrower Loan (including Borrower Loans that have been sold) payments are not made, servicing income will be reduced. A group of Notes corresponding to a particular Borrower Loan is wholly dependent on the repayment of such Borrower Loan. As a result, PFL does not bear the risk on such Borrower Loan.

PFL is subject to various regulatory requirements. The failure to appropriately identify and address these regulatory requirements could result in certain discretionary actions by regulators that could have a material effect on PFL’s financial position and results of operations.

Reclassifications

During the year ended December 31, 2014, PFL changed the presentation of its revenues in the consolidated statement of operations. A new line called “Servicing Fees, Net” was created and the servicing fees related to Borrower Loans that have been sold that were previously included in interest income were reclassified to this new line. Also, the “Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net” was moved into the total revenues subtotal. The Company also changed the definitions used to classify expenses. Expenses were previously classified as cost of services, administration fee, depreciation and amortization, professional services and other operating expenses.   The revised classification approach replaces the previous classifications with servicing, administration fee –related party, and general and administration.   The changes had no impact to the total expenses or net income. Prior period amounts have been reclassified to conform to the current presentation. Management believes these changes make the income statement more useful for the readers of the financial statements and comparable with the Company’s competitors.

Consolidation of Variable Interest Entities

The determination of whether to consolidate a variable interest entity (“VIE”) in which we have a variable interest requires a significant amount of analysis and judgment whether we are the primary beneficiary of a VIE via a controlling financial interest in the VIE. A controlling financial interest in a VIE exists if we have both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and a potentially significant economic interest in the VIE. The determination of whether an entity is a VIE considers factors, such as (i) whether the entity’s equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support or (ii) when a holder’s equity investment at risk lacks any of the following characteristics of a controlling financial interest: the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the entity’s success, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the legal entity.

As a result of the nature of the retained servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans.   For all of these entities we either do not have the power to direct the activities that most significantly affect the VIE’s economic performance or we do not have a potentially significant economic interest in the VIE.   In no case are we the primary beneficiary and as a result none of these entities are consolidated on the Company’s consolidated financial statements.

Management regularly reviews and reconsiders its previous conclusions regarding the status of an entity as a VIE and whether we are required to consolidate such VIE in the consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents are recorded at cost, which approximates fair value. Such deposits periodically exceed amounts insured by the FDIC.

Restricted Cash

Restricted cash consists primarily of cash deposits and short term certificates of deposit held as collateral as required for loan funding and servicing activities, and cash that investors or the Company has on our platform that has not yet been invested in loans or disbursed to the investor.

Short Term Investments

Short term investments consists of  certificates of deposit with a term greater than three months but less than a year that are held as collateral as required for loan funding and servicing activities.

Fair Value Measurement

PFL has adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC topic 820”), which provides guidance measuring the fiar value of assets and liabilities.  ASC Topic 820 also provides a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.

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

Fair values of assets or liabilities are determined based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation techniques are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability.

Financial instruments consist principally of cash and cash equivalents, restricted cash, short term investments, Borrower Loans, accounts payable and accrued liabilities, and Notes. The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

The following tables present the assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013:

	Level 1	Level 2	Level 3
December 31, 2014	Inputs	Inputs	Inputs	Fair Value
Assets
Borrower Loans	$—	$—	$273,243	$273,243
Restricted Cash	73,103	—	—	73,103
Short Term Investments	—	1,274	—	1,274
Loans Held for Sale	—	—	8,463	8,463
Total Assets	73,103	1,274	281,706	356,083

Liabilities
Notes	$—	$—	$273,783	$273,783

	Level 1	Level 2	Level 3
December 31, 2013	Inputs	Inputs	Inputs	Fair Value
Assets
Restricted Cash	$46,650	$—	$—	$46,650
Short Term Investments	—	1,271	—	1,271
Borrower Loans	—	—	233,105	233,105
Loans Held for Sale	—	—	3,206	3,206
Total Assets	46,650	1,271	236,311	284,232

Liabilities
Notes	$—	$—	$234,218	$234,218

As observable market prices are not available for the Borrower Loans, Loans Held for Sale and Notes, or for similar assets and liabilities, PFL believes the Borrower Loans, Loans Held for Sale and Notes should be considered Level 3 financial instruments under ASC Topic 820. In a hypothetical transaction as of the measurement date, PFL believes that differences in the principal marketplace in which the Borrower Loans are originated and the principal marketplace in which PFL might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date. For Borrower Loans and

Loans Held for Sale, the fair value is estimated using discounted cash flow methodologies based upon valuation assumptions including prepayment speeds, default rates and discount rates based on the perceived credit risk within each credit grade.

The obligation to pay principal and interest on any Note is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of our servicing fee which is generally 1.0%. The fair value election for Notes and Borrower Loans allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to lenders that are dependent upon borrower payments. As such, the fair value of a group of Notes is approximately equal to the fair value of the corresponding Borrower Loan, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to such Note holders.  As a result, the valuation of the Notes uses the same methodology and assumptions as the Borrower Loans, except that the Notes incorporates the 1% servicing fee and any differences in timing in payments. Any unrealized gains or losses on the Borrower Loans and Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations. The effective interest rate associated with a group of Notes is less than the interest rate earned on the corresponding Borrower Loan due to the 1.0% servicing fee. See Note 4 for a roll-forward and further discussion of the significant assumptions used to value Borrower Loans and Notes.

Borrower Loans and Notes

Through the Note Channel, the Company purchases Borrower Loans from WebBank then issues Notes and holds the Borrower Loans until maturity. The obligation to repay a series of Notes funded through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans and Notes funded through the Note Channel are carried on the Company’s consolidated balance sheets as assets and liabilities, respectively. The Company has adopted the provisions of ASC Topic 825, Financial Instruments (“ASC Topic 825”). ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the reader of the financial statements and it allows both the Borrower Loans and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made. A specific allowance account is not recorded relating to the Borrower Loans in which the Company has elected the fair value option, but rather the Company estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies adjusted for the expected payment, loss and recovery rates.   The Borrower Loans are not derecognized when a corresponding Note is issued as the Company maintains the ability to sell the Borrower Loans without the approval of the holders in the corresponding Notes.

Loan Servicing Assets and Liabilities

The Company records servicing assets and liabilities at their estimated fair values if servicing rights are retained when the Company sells Borrower Loans to unrelated third-party buyers. The gain or loss on a loan sale is recorded in “Other Revenue” while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market loan servicing fee is recorded in servicing assets or liabilities. Servicing assets and liabilities are recorded in “Prepaid and Other Assets” and “Accrued Expenses and Other Liabilities,” respectively, on the consolidated balance sheets. The initial fair value of servicing assets or liabilities are amortized in proportion to and over the period of estimated servicing income or loss and are reported in “Servicing Fees” on the consolidated statement of operations.

The Company uses a discounted cash flow model to estimate the fair value of the loan servicing assets or liabilities which considers the contractual projected servicing fee revenue that the Company earns on the loans, estimated market servicing fees to service such loans, prepayment rates, default rates and the current principal balances of the loans.

The Company periodically assesses servicing assets accounted for using the amortization method for impairment. For purposes of measuring impairment, the servicing assets are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type, interest rate and term. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized in current period earnings and the carrying value of the assets is adjusted through a valuation allowance.

Loans Held for Sale

Loans held for sale are primarily comprised of Borrower Loans held for short durations and are recorded at fair value. The fair value is estimated using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of other Borrower Loans, which are set forth in Note 2— Fair Value Measurement.   The Company has adopted the provisions of ASC Topic 825. ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the reader of the financial statements and it allows for the Loans Held for Sale to be measured at fair value similar to Borrower Loans and Notes. The fair value election, with respect to an item, may not be revoked once an election is made.

Internal Use Software and Website Development

PFL accounts for internal use software costs, including website development costs, in accordance with ASC Topic 350-40, Internal Use Software and ASC Topic 350-50, Website Development Costs. In accordance with ASC Topic 350-40 and 350-50, the costs to develop software for the website and other internal uses are capitalized when management has authorized and committed project funding, preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Capitalized software and website development costs primarily include software licenses acquired, fees paid to outside consultants, and salaries and payroll related costs for employees directly involved in the development efforts.

Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are considered to be probable to result in additional functionality are capitalized. Capitalized costs are included in property and equipment and amortized to expense using the straight-line method over their expected lives which is generally one to three years. PFL evaluates its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software and website development assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software and website development assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software and website development asset group.

Payable to Investors

Payable to investors primarily represents our obligation to investors related to cash held in the “for the benefit” or FBO account and payments-in-process received from investors.

Revenue Recognition

Revenue primarily results from fees and net interest earned. Fees consist of related part administrative fees and servicing fees paid by investors. We also have other smaller sources of revenue reported as other revenue this includes the gains or losses on whole loan sales.

Administration Agreement License Fees

PFL primarily generates revenues through license fees it earns through an Administration Agreement with PMI. The Administration Agreement contains a license granted by PFL to PMI that entitles PMI to use the platform for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement relating to corporate administration, loan platform services, loan and note servicing and marketing, and (ii) PMI’s performance of its duties and obligations to WebBank in relation to loan origination and funding. The license fees are based on the number of listings that are posted to the platform.

Service Fees

Investors in whole loans typically pay the Company a servicing fee which is currently generally set at 1% per annum of the outstanding principal balance of the corresponding loan prior to applying the current payment. The servicing fee compensates the Company for the costs we incur in servicing the related loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Prosper records servicing fees paid by borrower loan holders as a component of operating revenue when received. The amortization of servicing rights is also included in servicing fees.

Interest Income on Borrower Loans and Interest Expense on Notes

PFL recognizes interest income on Borrower Loans funded through the Note Channel and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent PFL believes it to be collectable.

Comprehensive Income

There is no comprehensive income (loss) other than the net income (loss) disclosed in the consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard will be effective for the Company in the first quarter of fiscal 2017. Early adoption is not permitted. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

On January 1, 2015, we elected to adopt the fair value method to measure the servicing assets and liabilities for all classes subsequent to initial recognition.  ASC-860-50-35-3e allows the subsequent adoption of the fair value method at the beginning of any fiscal year.  The adoption of the fair value method for a particular class is irrevocable.  Prior to January 1, 2015 we measured the servicing assets and liabilities using the amortized cost method.

3. Property and Equipment

Property and equipment consist of the following (in thousands) :

	December 31,
	2014	2013
Property and equipment:
Internal-use software and web site development costs	$4,042	$3,217
Property and equipment	4,042	3,217
Less accumulated depreciation and amortization	(2,917)	(1,607)
Total property and equipment, net	$1,125	$1,610

Depreciation and amortization expense for 2014 and 2013 was $1,331 thousand and $671 thousand, respectively. PFL capitalized internal-use software costs in the amount of $846 thousand and $1,561 thousand for the years ended December 31, 2014 and 2013, respectively. The Company recorded internal software impairment charges $17 thousand and $nil for the years ended December 31, 2014 and 2013 respectively, as a result of our decision to discontinue several software development projects.

4.	Borrower Loans, Loans Held For Sale and Notes Held at Fair Value

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

At December 31, 2014 and December 31, 2013, borrower loans, notes and loans held for sale (in thousands) were:

	Borrower Loans		Notes		Loans Held for Sale
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Aggregate principal balance outstanding	$268,598	$228,184	$(272,269)	$(232,093)	$8,295	$3,157
Fair value adjustments	4,645	4,921	(1,514)	(2,125)	168	49
Fair value	$273,243	$233,105	$(273,783)	$(234,218)	$8,463	$3,206

At December 31, 2013, loans underlying notes and certificates had original terms between 12 months and 60 months, had monthly payments with fixed interest rates ranging from 5.65% to 35% and had various maturity dates through December 2018. At December 31, 2014, outstanding loans underlying notes and certificates had original maturities between 36 and 60 months, had monthly payments with fixed interest rates ranging from 5.77% to 33.04% and had various maturity dates through December 2019.

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at December 31, 2014 for Borrower Loans and Notes funded through the Note Channel are presented in the following table (in thousands):

	Borrower Loans		Notes
Discount rate assumption:	5.25%	*	5.25%	*
Resulting fair value from:
100 basis point increase	$278,212		$270,672
200 basis point increase	275,108		267,646
Resulting fair value from:
100 basis point decrease	$284,683		$276,983
200 basis point decrease	288,059		280,274
Default rate assumption:	12.06%	*	12.06%	*
Resulting fair value from:
Applying a 0.8 multiplier to default rate	$288,507		$280,696
Applying a 0.9 multiplier to default rate	284,968		277,253
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$277,881		$270,357
Applying a 1.2 multiplier to default rate	274,443		267,012

* Represents weighted average assumptions considering all credit grades.

The changes in Level 3 assets measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at January 1, 2013	$—	$—	$—	$—
Assets transferred on February 1, 2013	167,376	(167,758)	—	(382)
Originations	160,037	(160,764)	184,807	184,080
Principal repayments	(83,677)	82,924	—	(753)
Borrower loans sold to third parties	—	—	(181,645)	(181,645)
Change in fair value	(10,631)	11,380	44	793
Balance at December 31, 2013	$233,105	$(234,218)	$3,206	$2,093

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at January 1, 2014	$233,105	$(234,218)	$3,206	$2,093
Originations	177,088	(176,865)	1,416,715	1,416,938
Principal repayments	(121,081)	120,909	—	(172)
Borrower loans sold to third parties	—	—	(1,411,531)	(1,411,531)
Change in fair value	(15,868)	16,391	73	596
Balance at December 31, 2014	$273,244	$(273,783)	$8,463	$7,924

Changes in fair value of Borrower Loans include an increase in accrued interest receivable of $0.1 million and $0.3 million for the years ending December 31, 2014 and 2013 respectively.  Changes in fair values of Notes include an increase in accrued interest payable of $0.05 million and $0.2 million for the years ending December 31, 2014 and 2013 respectively. Approximately $16.3 million and $15.8 million represents the adverse fair value adjustments that was recorded to charge off loans during the years ending December 31, 2014 and 2013 respectively.

As December 31, 2014 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $1.5 million and a fair value of $0.14 million. As December 31, 2013 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $1.9 million and a fair value of $0.7 million. As of December 31, 2014 and 2013, Borrower Loans in non-accrual status had a fair value of $nil.

5.	Loan Servicing Assets and Liabilities

The Company initially records servicing assets and liabilities at their estimated fair values when the Company sells whole loans to unrelated third-party whole loan buyers. The initial fair value of such servicing assets or liabilities is amortized in proportion to and over the period of estimated servicing income or loss. The total gains recognized on the sale of the whole loans were $4.0 million and $0.3 million for the years ended December 31, 2014 and 2013 respectively.  For the years ended December 31, 2014 and 2013 respectively no impairment was recorded.

At December 31, 2014, loans that were facilitated and subsequently sold but for which we retained servicing rights had a total outstanding principle balance of $1,045 million, original terms between 36 and 60 months and had monthly payments with fixed interest rates ranging from 6.05% to 31.34% and Maturity dates through December 2019.  At December 31, 2013, loans that were facilitated and subsequently sold but for which we retained servicing rights had a total outstanding principle balance of $159.8 million, original terms between 36 and 60 months and had monthly payments with fixed interest rates ranging from 6.05% to 31.34% and Maturity dates through December 2018.

Fair value

Discounted cash flow – Discounted cash flow valuation techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.

Significant unobservable inputs presented in the table below are those that the Company considers significant to the estimated fair values of the Level 3 servicing assets and liabilities. The following is a description of the significant unobservable inputs provided in the table.   Prepayment of the loans does not materially change the fair value of servicing assets and liability.

Market servicing rate – The Company estimates adequate servicing compensation rates of what a market participant would earn to service the loans that the Company sells to third parties. This rate is calculated on the outstanding principle balance on a per annum basis. The Company estimated these market servicing rates based on observable market rates for other loan types in the industry and bids from subservicing providers, adjusted for the unique loan attributes that are present in the specific loans that the Company sells and services and information from a backup service provider.

Discount rate – The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. We used a range of discount rates for the servicing assets and liabilities based on comparable observed valuations of similar assets and publicly available disclosures related to servicing valuations, with comparability adjustments made to account for differences with the Company’s servicing assets.

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

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for our servicing asset/liability fair value measurements at December 31, 2014 and December 31, 2013:

Range
Unobservable Input	December 31, 2014	December 31, 2013
Discount rate	15% - 25%	15% - 25%
Default rate	2.62% - 26.32%	1.73% - 19.75%
Market servicing rate	0.625% -0.70%	0.70%

Loan Servicing Assets and Liabilities Activity:

The following tables present additional information about Level 3 servicing assets and liabilities being amortized for the years ended December 31, 2014 and 2013 (in thousands).

	Servicing	Servicing
	Assets	Liabilities
Amortized cost at January 1, 2013	$—	$—
Additions	496	177
Less: Transfers to PMI	(24)
Less: Amortization	(36)	(10)
Amortized cost at December 31, 2013	$436	$167
Additions	4,700	662
Less: Transfers to PMI	(1,221)
Less: Amortization	(799)	(205)
Amortized cost at December 31, 2014	$3,116	$624
Fair Value at December 31, 2014	$3,515	$595

Servicing Asset and Liability Fair Value Input Sensitivity:

The table below shows the estimated impact on our estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of December 31, 2014 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Weighted average market servicing rate assumptions	0.625%	0.625%
Increase (decrease) in fair value
Servicing rate increase to 0.65%	$(260)	$59
Servicing rate decrease to 0.60%	$260	$(59)
Weighted average default assumptions	10%	10%
Increase (decrease) in fair value
Applying a 1.1 multiplier to default rate	$(66)	$1
Applying a 0.9 multiplier to default rate	$66	$(1)

6.	Income Taxes

PFL incurred no income tax provision for the year ended December 31, 2014 and 2013. PFL is a US disregarded entity and the income and loss is included in the return of its parent, PMI. Since PMI is in a loss position, not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for PFL is 0%.

7.	Commitments and Contingencies

Operating Commitments

The Company amended and restated an agreement with WebBank, under which all Borrower Loans originated through the platform are made by WebBank under its bank charter. The arrangement allows for Borrower Loans to be offered to borrowers at uniform nationwide terms. The Company is required to pay the greater of a monthly minimum fee or a fee calculated based on a certain percentage of monthly Borrower Loan origination volume.   The minimum annual fee for year ended December 31, 2015 is $1.4 million.

Loan Purchase Commitments

The Company has entered into an agreement with WebBank to purchase $16.7 million of borrower loans that WebBank is originating within the first two business days of fiscal 2015.

Repurchase and Indemnification Contingency

Under the terms of the loan purchase agreements between the Company and investor members that participate in the Whole Loan Channel, the Company may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor member. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. The Company recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the borrower loans issued Whole Loan channels, which at December 31, 2014 is $1,358 million.   The Company had accrued $171 thousand and $40 thousand as of December 31, 2014 and 2013 respectively in regard to this obligation.

8.	Related Parties

Since PMI’s inception, it has engaged in various transactions with its directors, executive officers and holders of more than 10% of its voting securities, and immediate family members and other affiliates of its directors, executive officers and 10% stockholders. PFL believes that all of the transactions described below were made on terms no less favorable to PMI than could have been obtained from unaffiliated third parties.

PFL’s executive officers, directors who are not executive officers and certain affiliates participate on PFL’s lending platform by placing bids and purchasing Notes. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of Prosper as of December 31, 2014 and 2013 are summarized below (in thousands):

	Aggregate Amount of
	Notes and Borrower		Interest Earned on
	Loans		Notes and Borrower
Related Party	Purchased		Loans
	2014	2013	2014	2013
Executive officers and management	$1,127	$1,170	$159	$1
Directors	—	—	—	—
Total	$1,127	$1,170	$159	$1

Related Party	Loan balance as of December 31,
	2014	2013
Executive officers and management	$1,614	$1,065
Directors	—	—
Total	$1,614	$1,065

 PMI has earned approximately $13 thousand and $1 thousand in servicing fee revenue related to these Notes and Borrower Loans for the years ended December 31, 2014 and 2013, respectively.

9.	Significant Concentrations

The Company is dependent on third party funding sources such as banks and investment funds to provide the funds to allow WebBank to originate loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2014, 37%, 13% and 22% were purchased by three different parties. This compares to 31%, 16% and 4% for the year ended December 31, 2013.

10.	Restatement of Consolidated Financial Statements

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2013 certain errors were discovered and the December 31, 2013 balances presented herein have been restated to correct these errors. These errors are described below and in the tables that follow.

Certain bank accounts were previously not recorded on the balance sheet as of December 31, 2013.  The use of the cash in these bank accounts is restricted and may only be used by the Company to fund Borrower Loans, at Fair Value on which investors have bid.  The cash in these bank accounts should have been recognized as restricted cash on our Balance Sheet and a related Payable to Investors should also have been recognized.   This resulted in an understatement of Restricted Cash and Payable to Investors of $35.6 million.

Additionally, the Company also discovered a misclassification related to the presentation of interest receivable and payable.  Previously these two amounts were incorrectly netted against each other.  These amounts should have been recorded gross and as a result Borrower Loans and Notes were both understated by $1.9 million at December 31, 2013.

The Company also discovered that the fair value of the Borrower Loans and Notes were understated as a result of inappropriately aggregating certain loans with dissimilar credit characteristics and using inappropriate charge off information when determining the fair value of Borrower Loans and Notes.  This resulted in an understatement of the Borrower loans of $4.8 million and the Notes of $4.6 million at December 31, 2013.

Additionally, the Company discovered that it had not recorded Notes until the day after issuance, resulting in an understatement of the Notes balance by $0.8 million and an overstatement of investor payables by $0.8 million as of December 31, 2013.

Additionally the Company discovered errors related to timing of when payments were applied to Note balances.  This resulted in an overstatement of the Note balances and an understatement of the investor payable balance, both for $1.4 million at December 31, 2013

Errors were in the Company’s valuation of servicing assets and liabilities which resulted in an overstatement of net loan servicing rights and an understatement of the gain recognized on the sale of loans which was included in other revenues for the year ended December 31, 2013 by approximately $0.25 million. Furthermore, the Company inappropriately classified loan servicing rights in Borrower Loans Receivable at Fair Value. The Company corrected this error by reclassifying the gross serving assets of $0.4 million to Prepaid and Other Assets and recognized the servicing liabilities of $0.17 million in Accounts Payable and Other Liabilities.

In addition to the restatements described above, the Company has made other corrections, some of which were previously identified, but were not corrected because management had determined they were not material, individually or in the aggregate, to our consolidated financial statements. These corrections related to the fair value of loans held for investment, amortization of internal use software, reclassification of certain loans from loans held for investment to Borrower Loans and estimation of various accruals. The effect of correcting these errors for the fiscal year ended December 31, 2013 is summarized below.

Additionally, PFL discovered the following classification errors within its Consolidated Statement of Cash Flows for the year ended December 31, 2013:

×

Changes in certain Restricted Cash balances related to investing activities were inappropriately classified as changes in cash flows from operating activities rather than changes in cash flows from investing activities.

×

Cash flows from the principal payments and proceeds from sale related to Borrower Loans held for sale were inappropriately classified within cash flows from investing activities rather than cash flows from operating activities.

×

A portion of the change in fair value of Borrower Loans and Notes was inappropriately reflected as a cash flow from investing and financing activities, respectively, rather than an adjustment to reconcile net income to net cash used in operating activities.

×	Other changes related to the correction of errors in the balance sheet and statement of operations as described above.

The following tables present the impact of these corrections on the 2013 consolidated financial statements (in thousands, expect per share values):

Consolidated Balance Sheet - December 31, 2013

	As previously		As
	reported	Reclassifications	Reclassified	Adjustments	As restated
Assets
Cash and Cash Equivalents	$5,789	$—	$5,789	$—	$5,789
Restricted Cash	12,299	—	12,299	34,351	46,650
Short Term Investments	—	—	—	1,271	1,271
Loans Held for Sale, at Fair Value	3,917	—	3,917	(711)	3,206
Borrower Loans Receivable, at Fair Value	226,238	—	226,238	6,867	233,105
Property and Equipment, Net	1,980	—	1,980	(370)	1,610
Other Assets	14	—	14	429	443
Total Assets	250,237	—	250,237	41,837	292,074
Liabilities and Member's Equity
Accounts Payable and Accrued Liabilities	3,712	(3,690)	22	384	406
Payable to Investors	—	2,480	2,480	35,541	38,021
Notes, at Fair Value	226,794	1,242	228,036	6,182	234,218
Repurchase and Indemnification Obligation	32	(32)	—	—	—
Related Party Payable	205	—	205	—	205
Total Liabilities	230,743	—	230,743	42,107	272,850
Member's Equity
Member's Equity	16,076	—	16,076	(240)	15,836
Retained Earnings	3,418	—	3,418	(30)	3,388
Total Member's Equity	19,494	—	19,494	(270)	19,224
Total Liabilities and Member's Equity	$250,237	$—	$250,237	$41,837	$292,074

Consolidated Statement of Operations – Year ended December 31, 2013

	As previously reported	Reclassifications	As reclassified	Adjustments	As restated
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	$7,632	$—	$7,632	$—	$7,632
Servicing Income, Net	—	397	397	(25)	372
Other Revenues	—	28	28	205	233
Total Operating Revenues	7,632	425	8,057	180	8,237
Interest Income on Borrower Loans	32,862	(397)	32,465	140	32,605
Interest Expense on Notes	(30,564)	—	(30,564)	(192)	(30,756)
Net Interest Income	2,298	(397)	1,901	(52)	1,849
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	877	—	877	(28)	849
Total Net Revenues	10,807	(397)	10,835	100	10,935
Cost of Revenues
Cost of Services	(1,270)	1,270	—	—	—
Provision for repurchase and indemnification obligation	(83)	83	—	—	—
Total Cost of Revenues	(1,353)	1,353	—	—	—
Expenses				—	—
Servicing	—	1,891	1,891	(1,147)	744
Administration Fee – Related Party	5,053		5,053	1,278	6,331
Depreciation and Amortization	538	(538)	—	—	—
Professional Services	26	(26)	—	—	—
Other Operating Expenses	242	(242)	—	—	—
General and Administration	—	268	268	(1)	267
Total Expenses	5,859	1,353	7,212	130	7,342

Other income	28	(28)	—	—	—
Total Net Income	$3,623	$—	$3,623	$(30)	$3,593

Consolidated Statements of Cash Flows – Year ended December 31, 2013

	As previously
	reported	Adjustments	As restated
Cash flows from operating activities:
Net Income	$3,623	$(30)	$3,593
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in Fair Value of Notes	(5,734)	(5,646)	(11,380)
Change in Fair Value of Borrower Loans Receivable	4,856	5,775	10,631
Change in Fair Value of Loans Held for Sale	1	(45)	(44)
Depreciation and Amortization	538	133	671
Change in Servicing Rights	—	(292)	(292)
Purchase of loans held for at fair value	—	(184,807)	(184,807)
Proceeds from sales of Loans Held for Sale at fair value	—	181,645	181,645
Changes in Operating Assets and Liabilities:
Restricted Cash	(8,155)	(9,712)	(17,867)
Other Assets	(13)	5	(8)
Accounts Payable and Accrued Liabilities	2,924	(2,816)	108
Payable to Investors	—	19,925	19,925
Net Related Party Payable	205	—	205
Net Cash Used in Operating Activities	(1,755)	4,135	2,380
Cash Flows From Investing Activities:
Purchase of Borrower Loans Receivable Held at Fair Value	(331,353)	171,316	(160,037)
Principle Payment of Borrower Loans Receivable Held at Fair Value	99,313	(99,313)	—
Proceeds from Sale of Borrower Loans Receivable Held at Fair Value	171,290	(87,613)	83,677
Repayment of Loans Held for Investment at Fair Value	143	(143)	—
Origination of Loans Held for Investment at Fair Value	(14,296)	14,296	—
Proceeds from sale of Borrower Loans at Fair Value	10,410	(10,410)	—
Purchases of Property and Equipment	(1,798)	1	(1,797)
Changes in Restricted Cash Related to Investing Activities	—	(8,155)	(8,155)
Net Cash Used in Investing Activities	(66,291)	(20,021)	(86,312)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	159,921	843	160,764
Payment of Notes Held at Fair Value	(97,967)	15,043	(82,924)
Cash infusion from parent	10,001	—	10,001
Net Cash Included in Transfer of Assets from Parent	1,875	—	1,875
Net Cash Provided by Financing Activities	73,830	15,886	89,716
Net Increase in Cash and Cash Equivalents	5,784	—	5,784
Cash and Cash Equivalents at Beginning of the Period	5	—	5
Cash and Cash Equivalents at End of the Period	5,789	—	5,789
Supplemental Disclosure of Cash Flow Information:
Restricted Cash	4,144	16,484	20,628
Short Term Investments	—	1,271	1,271
Borrower Loans at Fair Value	170,518	(3,142)	167,376
Property and Equipment, net	721	(237)	484
Accrued Liabilities	(820)	689	(131)
Payable to Investors	—	(18,096)	(18,096)
Notes at Fair Value	(170,573)	2,815	(167,758)
Non-Cash Transfer	3,990	(216)	3,774
Cash Transferred	1,875	—	1,875
Total Transfer of Net Non-Cash Assets from PMI	5,865	(213)	5,649
Cash Paid for Interest	—	32,154	32,154
Non-Cash Financing Activity, Distribution to Parent	—	24	24

11.	Quarterly Financial Information (unaudited)

Subsequent to the issuance of the condensed consolidated financial statements for the nine months ended September 30, 2014, the Company identified errors as described in Note 16 that affected the interim condensed financial statements as of and for all interim periods within the years ended December 31, 2014 and 2013.   Accordingly, the previously issued condensed consolidated financial statements as and for the periods ended March 31, 2013, June 30, 2013, September 30, 2013, March 31, 2014, June 30, 2014 and September 30, 2014 are restated to correct for these errors that are described below.

Certain bank accounts were previously not recorded on the balance sheets.  The use of the cash in these bank accounts is restricted and may only be used by the Company to fund Borrower Loans, at Fair Value on which investors have bid.  The cash in these bank accounts should have been recognized as Restricted Cash on our Balance Sheet and a related Payable to Investors should also have been recognized.   This resulted in an understatement of restricted cash and payable to investors.

Additionally, the Company discovered certain errors in its valuation of servicing assets and liabilities which resulted in an overstatement of net loan servicing rights and an understatement of the gain recognized on the sale of loans which was included in other revenues. Furthermore, the Company inappropriately classified loan servicing rights in Borrower Loans Receivable at Fair Value.  The Company corrected this error by reclassifying the gross serving assets to Prepaid and Other Assets and recognized the servicing liabilities in Accounts Payable and Other Liabilities.

The Company also discovered that the Administration Fee Related Party Expense was overstated and the Related Party Receivable was understated due to an error in the calculation of the fee.

Additionally, the Company also discovered a misclassification related to the presentation of interest receivable and payable.  Previously these two amounts were incorrectly netted against each other.  These amounts should have been recorded gross and as a result Borrower Loans and Notes resulting both to be understated.

The Company also discovered that the fair value of the Borrower Loans and Notes were understated as a result of inappropriately aggregating certain loans with dissimilar credit characteristics and using inappropriate charge off information when determining the fair value of Borrower Loans and Notes.  This resulted in an understatement of the Borrower loans and the Notes.

Additionally, the Company discovered that it had not recorded Notes until the day after issuance, resulting in an understatement of the Notes balance and an overstatement of investor payables.

Additionally the Company discovered errors related to timing of when payments were applied to Note balances.  This resulted in an overstatement of the Note balances and an understatement of the investor payable balance.

The Company also discovered errors related to internal use software including an overstatement of assets transferred from PMI and assets were being amortized their original estimated useful life after the Company decided to replace the assets before the originally estimated useful life which understated amortization.  As a result Property and Equipment was overstated.

In addition to the restatements described above, the Company has made other corrections, some of which were previously identified, but were not corrected because management had determined they were not material, individually or in the aggregate, to our consolidated financial statements. These corrections related to the fair value of loans held for investment, reclassification of certain loans from loans held for investment to Borrower Loans, and estimation of various accruals and a correction for vesting of options that were early exercised.

Lastly, the Company discovered the following classification errors within its Condensed Consolidated Statement of Cash Flows:

×

Changes in certain Restricted Cash balances related to investing activities were inappropriately classified as changes in cash flows from operating activities rather than changes in cash flows from investing activities.

×

Cash flows from the principal payments and proceeds from sale related to Borrower Loans held for sale were inappropriately classified within cash flows from investing activities rather than cash flows from operating activities.

×

A portion of the change in fair value of Borrower Loans and Notes was inappropriately reflected as a cash flow from investing and financing activities, respectively, rather than an adjustment to reconcile net income to net cash used in operating activities.

Other changes related to the correction of errors in the balance sheet and statement of operations as described above.

The following tables present the impact of these corrections and corrections of other immaterial errors on the interim periods in the fiscal years ended December 31, 2014 and 2013 (in thousands):

	As previously reported	Reclassifications	As reclassified	Adjustments	As Restated
For the three months ended September 30, 2014
Total Revenues	*	*	—	—	—
Operating Revenues	*	*	10,783	284	11,067
Cost of Revenues	*	*	—	—	—
Net Revenues	*	*	11,716	346	12,062
Total Expenses	*	*	8,196	(388)	7,808
Other Income (Expense), net	*	*	—	—	—
Net Income	*	*	3,520	734	4,254

*The revised revenue presentation was implemented for the three months ended September 30, 2014.

	As previously reported	Reclassifications	As reclassified	Adjustments	As Restated
For the three months ended June 30, 2014
Total Revenues	7,766	(7,766)	—	—	—
Operating Revenues	—	6,852	6,852	1,428	8,280
Cost of Revenues	710	(710)	—	—	—
Net Revenues	7,056	802	7,858	1,430	9,288
Total Expenses	4,564	710	5,274	702	5,976
Other Income (Expense), net	92	(92)	—	—	—
Net Income	2,584	—	2,584	728	3,312

	As previously reported	Reclassifications	As reclassified	Adjustments	As Restated
For the three months ended March 31, 2014
Total Revenues	5,197	(5,197)	—	—	—
Operating Revenues	—	4,579	4,579	196	4,775
Cost of Revenues	459	(459)	—	—	—
Net Revenues	4,738	750	5,488	156	5,644
Total Expenses	2,941	459	3,400	596	3,996
Other Income (Expense), net	291	(291)	—	—	—
Net Income	2,088	—	2,088	(440)	1,648

	As previously reported*	Reclassifications	As reclassified	Adjustments	As Restated
For the three months ended December 31, 2013
Total Revenues	—	—	—	—	—
Operating Revenues	3,859	—	3,859	(50)	3,809
Cost of Revenues	—	—	—	—	—
Net Revenues	4,797	—	4,797	(14)	4,783
Total Expenses	3,118	—	3,118	24	3,142
Other Income (Expense), net	—	—	—	—	—
Net Income	1,679	—	1,679	(38)	1,641

*This period was not previously presented.

	As previously reported	Reclassifications	As reclassified	Adjustments	As Restated
For the three months ended September 30, 2013
Total Revenues	—	—	—	—	—
Operating Revenues	2,131	—	2,131	157	2,288
Cost of Revenues	—	—	—	—	—
Net Revenues	2,679	—	2,679	97	2,776
Total Expenses	2,029	—	2,029	80	2,109
Other Income (Expense), net	—	—	—	—	—
Net Income	650	—	650	17	667

	As previously reported	Reclassifications	As reclassified	Adjustments	As Restated
For the three months ended June 30, 2013
Total Revenues	1,964	(1,964)	—	—	—
Operating Revenues	—	1,546	1,546	(14)	1,532
Cost of Revenues	388	(388)	—	—	—
Net Revenues	1,576	700	2,276	(3)	2,273
Total Expenses	810	388	1,198	29	1,227
Other Income (Expense), net	312	(312)	—	—	—
Net Income	1,078	—	1,078	(32)	1,046

	As previously reported	Reclassifications	As reclassified	Adjustments	As Restated
For the three months ended March 31, 2013
Total Revenues	861	(861)	—	—	—
Operating Revenues	—	607	607	—	607
Cost of Revenues	324	(324)	—	—	—
Net Revenues	537	499	1,036	67	1,103
Total Expenses	525	324	849	15	864
Other Income (Expense), net	175	(175)	—	—	—
Net Income	187	—	187	52	239

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of April, 2015.

PROSPER MARKETPLACE, INC.
By:	/s/ Aaron Vermut
Aaron Vermut
Chief Executive Officer (Principal Executive Officer) Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Xiaopei Lee and Sachin Adarkar, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Aaron Vermut	Chief Executive Officer (Principal Executive Officer); Director	April 5, 2015
Aaron Vermut
/s/ Xiaopei Lee	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 5, 2015
Xiaopei Lee
/s/ Stephan P. Vermut	Executive Chairman and Director	April 5, 2015
Stephan P. Vermut
/s/ Christopher M. Bishko	Director	April 5, 2015
Christopher M. Bishko
/s/ Rajeev V. Date	Director	April 5, 2015
Rajeev V. Date
/s/ Patrick W. Grady	Director	April 5, 2015
Patrick W. Grady
/s/ David R. Golob	Director	April 5, 2015
David R. Golob
/s/ Nigel W. Morris	Director	April 5, 2015
Nigel W. Morris

S-1

Name	Title	Date

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of April, 2015.

PROSPER FUNDING LLC
By:	/s/ Aaron Vermut
Aaron Vermut
Chief Executive Officer (Principal Executive Officer); Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Xiaopei Lee and Sachin Adarkar, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Aaron Vermut	Chief Executive Officer (Principal Executive Officer); Director	April 5, 2015
Aaron Vermut
/s/ Xiaopei Lee	Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 5, 2015
Xiaopei Lee
/s/ Stephan P. Vermut	Executive Chairman and Director	April 5, 2015
Stephan Vermut
/s/ Ronald Suber	President; Director	April 5, 2015
Ronald Suber
/s/ Bernard J. Angelo	Director	April 5, 2015
Bernard J. Angelo
/s/ David V. DeAngelis	Director	April 5, 2015
David V. DeAngelis

S-2

EXHIBIT INDEX

Exhibit Number	Description
2.1

Asset Transfer Agreement, dated January 22, 2013, between Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 2.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

3.1

Fifth Amended and Restated Limited Liability Company Agreement of Prosper Funding LLC, dated October 21, 2013 (incorporated by reference to Exhibit 3.1 of Post-Effective Amendment No. 3 to the Registration Statement on Form S-1, filed October 23, 2013 by PFL and PMI)

3.2	Amended and Restated Certificate of Incorporation of Prosper Marketplace, Inc.
3.3

Prosper Funding LLC Certificate of Formation (incorporated by reference to Exhibit 3.2 of Pre-Effective Amendment No. 1 to PFL and PMI’s Registration Statement on Form S-1 (File No. 333-179941), filed on April 23, 2012)

3.4	Bylaws of PMI, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of PMI’s Registration Statement on Form S-1, filed October 30, 2007)
4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)
4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)
4.3

Supplemental Indenture, dated January 22, 2013, between Prosper Marketplace, Inc., Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.4

Indenture, dated June 15, 2009, between Prosper Marketplace, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Pre-Effective Amendment No. 5 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed June 26, 2009)

4.5

Amended and Restated Indenture, dated January 22, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of PMI and PFL’s Current Report on Form 8-K filed on January 28, 2013)

10.1	Form of PFL Borrower Registration Agreement
10.2	Form of PFL Investor Registration Agreement
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

10.5	Administration Agreement between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

10.6

Amendment #1 Administration Agreement between Prosper Funding LLC and Prosper Marketplace, Inc.  (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 10-Q filed on May 14, 2014)

10.7	Amendment #2 Administration Agreement between Prosper Funding LLC and Prosper Marketplace, Inc.

Exhibit Number	Description
10.8

Services and Indemnity Agreement, dated March 1, 2012, between Global Securitization Services, LLC, Kevin Burns, Bernard Angelo, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.8 of Pre-Effective Amendment No. 3 to PFL and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed November 21, 2012)

10.9

Second Amended and Restated Loan Sale Agreement, dated January 25, 2013, between WebBank, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.5 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.10

Second Amended and Restated Loan Account Program Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.11

Stand By Loan Purchase Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.12

Amended and Restated Loan Sale Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.4 of PMI’s Quarterly Report on Form 10-Q, filed November 12, 2010)(1)

10.13

Amended and Restated Loan Account Program Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI’s Quarterly Report on Form 10-Q, filed November 12, 2010)(1)

10.14

Amended and Restated Hosting Services Agreement, between FOLIOfn Investments, Inc., Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

10.15

Amended and Restated Services Agreement, between FOLIOfn Investments, Inc., Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

10.16

Amended and Restated License Agreement, between FOLIOfn Investments, Inc., Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.4 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

10.17

Hosting Services Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 3 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed April 14, 2009)

10.18

Prosper-Folio Services Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 3 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed April 14, 2009)

10.19

Prosper-Folio Software License Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 3 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed April 14, 2009)

10.20

Indemnification Agreement, dated January 15, 2013, between Prosper Marketplace, Inc. and Patrick Grady  (incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-K, filed March 31, 2014, by PFL and PMI)

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

Exhibit Number	Description
10.24

Form of PMI interim Lender Registration Agreement (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to PMI’s Registration Statement on Form S-1 (File No. 333-182599) filed on January 7, 2013)

10.25

Backup Servicing Agreement, dated January 9, 2014, between Prosper Funding LLC and First Associates Loan Servicing, LLC  (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed March 31, 2014, by PFL and PMI)

10.26

Amended and Restated Services and Indemnity Agreement, dated May 30, 2013, between Prosper Funding LLC, Prosper Marketplace, Inc., Global Securititization Services, LLC, Bernard J. Angelo and David V. DeAngelis (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 5, 2013 by PFL and PMI)

21.1	Subsidiaries of Prosper Marketplace, Inc.
21.2	Subsidiaries of Prosper Funding LLC (incorporated by reference to Exhibit 21.2 of the Annual Report on Form 10-K, filed March 31, 2013, by PFL and PMI)
31.1	Certification of Chief Executive Officer of PMI Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer of PFL Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Principal Financial Officer of PFL pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer of PMI pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer of PFL pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act.