Form 10-Q
period 2015-03-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2015-05-20
CIK 1416265, 1542574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission File Number	Exact Name of Registrant as Specified in its Charter	I.R.S. Employer Identification Number
333-179941-01	PROSPER MARKETPLACE, INC. a Delaware corporation 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415)593-5400	73-1733867

333-179941	PROSPER FUNDING LLC a Delaware limited liability company 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415)593-5479	45-4526070

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

As of May 11, 2015, there were 14,706,666 shares of Prosper Marketplace Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC.  INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “we,” “us,” “our,” and “Registrants” refer to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “Prosper” refers to PMI and its wholly owned subsidiaries, PFL and Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, on a consolidated basis.  In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Further, investor members currently invest in Borrower Loans through two channels: (i) the “Note Channel”, which allows investor members to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel”, which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. Finally, although historically we have referred to investor members as “lender members”, we call them “investor members” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, PFL or PMI expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of their respective managements, expressed in good faith and is believed to have a reasonable basis. Nevertheless, there can be no assurance that the expectation or belief will result or be achieved or accomplished.

The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	the performance of the Notes, which, in addition to being speculative investments, are special, limited obligations that are not guaranteed or insured;
•	PFL’s ability to make payments on the Notes, including in the event that borrowers fail to make payments on the corresponding Borrower Loans;
•	our ability to attract potential borrowers to our marketplace;
•	the reliability of the information about borrowers that is supplied by borrowers including actions by some borrowers to defraud investor members;
•	our ability to service the Borrower Loans, and our ability or the ability of a third party debt collector to pursue collection against any borrower, including in the event of fraud or identity theft;
•	credit risks posed by the credit worthiness of borrowers and the effectiveness of our credit rating systems;
•	our limited operational history and lack of significant historical performance data about borrower performance;
•	the impact of current economic conditions on the performance of the Notes and loss rates of the Notes;
•	our compliance with applicable local, state and federal law, including the Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;
•	potential efforts by state regulators or litigants to characterize either of us, rather than WebBank, as the lender of the Borrower Loans originated through our marketplace;
•	the application of federal and state bankruptcy and insolvency laws to borrowers and to each of us;
•	the impact of borrower delinquencies, defaults and prepayments on the returns on the Notes;
•	the lack of a public trading market for the Notes and any inability to resell the Notes on the Note Trader platform;
•	the federal income tax treatment of an investment in the Notes and the PMI Management Rights; and
•

our ability to prevent security breaches, disruptions in service, and comparable events that could compromise the personal and confidential information held on our data systems, reduce the attractiveness of our marketplace or adversely impact our ability to service Borrower Loans.

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

WHERE YOU CAN FIND MORE INFORMATION

The following filings are available for download free of charge at www.prosper.com as soon as reasonably practicable after such filings are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public at the SEC’s Internet site at http://www.sec.gov.

Item 1. Condensed Consolidated Financial Statements

Prosper Marketplace, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Cash and Cash Equivalents	$38,332	$50,557
Restricted Cash	99,363	81,300
Short Term Investments	1,275	1,274
Accounts Receivable	1,268	3,152
Loans Held for Sale, at Fair Value	1,599	8,463
Borrower Loans, at Fair Value	280,404	273,243
Property and Equipment, Net	16,656	14,424
Prepaid and Other Assets	10,531	7,745
Goodwill and Intangibles	20,249	-
Total Assets	$469,677	$440,158
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$21,368	$17,239
Payable to Investors	87,706	64,494
Class Action Settlement Liability	5,880	7,861
Notes at Fair Value	280,801	273,783
Repurchase Liability for Unvested Restricted Stock Awards	946	1,010
Total Liabilities	396,701	364,387
Commitments and Contingencies (see Note 11)
Convertible Preferred Stock – $0.01 par value; 32,155,022 shares authorized; 30,699,957 issued and outstanding as of March 31, 2015 and December 31, 2014. Aggregate liquidation preference of $160,952 as of March 31, 2015 and December 31, 2014.	111,145	111,145
Stockholders' Deficit
Common Stock ($0.01 par value; 48,928,883 shares authorized; 14,878,514 issued and 14,691,327 outstanding as of March 31, 2015; and 47,928,883 shares authorized; 14,448,700 issued and 14,261,513 outstanding as of December 31, 2014)	110	102
Additional Paid-In Capital	90,239	86,340
Less: Treasury Stock	(303)	(303)
Accumulated Deficit	(128,215)	(121,513)
Total Stockholders' Deficit	(38,169)	(35,374)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$469,677	$440,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended
	March 31,
	2015	2014 (As Restated)*
Revenue
Operating Revenue
Transaction Fees, Net	$25,342	$8,364
Servicing Fees, Net	2,569	414
Other Revenue	2,998	451
Total Operating Revenue	30,909	9,229
Interest Income
Interest Income on Borrower Loans	10,476	10,005
Interest Expense on Notes	(9,563)	(9,422)
Net Interest Income	913	583
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(101)	167
Total Net Revenue	31,721	9,979
Expenses
Origination and Servicing	6,852	2,291
Sales and Marketing	18,570	6,434
General and Administrative	13,502	3,972
Total Expenses	38,924	12,697
Net Loss Before Taxes	(7,203)	(2,718)
Income Tax Expense	73	-
Net Loss	$(7,276)	$(2,718)
Net Loss Per Share – Basic and Diluted	$(0.69)	$(0.34)
Weighted-Average Shares - Basic and Diluted	10,553,251	8,056,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

*See Note 15

Prosper Marketplace, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014 (As Restated)*
Cash flows from Operating Activities:
Net Loss	$(7,276)	$(2,718)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	101	(167)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(205)	(133)
Depreciation and Amortization	1,850	400
Change in Servicing Rights	(1,256)	(283)
Stock-Based Compensation Expense	1,439	250
Loss on Impairment of Property and Equipment	-	215
Accretion of Class Action Settlement Liability	19	30
Purchase of Loans Held for Sale at Fair Value	(540,924)	(150,787)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	547,673	150,510
Changes in Operating Assets and Liabilities:
Restricted Cash Except for those Related to Investing Activities	(19,922)	(5,169)
Accounts Receivable	2,031	(20)
Prepaid and Other Assets	(850)	(417)
Accounts Payable and Accrued Liabilities	2,204	898
Class Action Settlement Liability	(2,000)	(2,000)
Payable to Investors	23,212	5,850
Net Cash Provided by (Used in) Operating Activities	6,096	(3,541)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(47,714)	(44,256)
Principal Payments of Borrower Loans Held at Fair Value	36,063	28,245
Purchases of Property and Equipment	(3,537)	(659)
Maturities of Short Term Investments	1,274	1,271
Purchases of Short Term Investments	(1,275)	(1,274)
Acquisition of Business, Net of Cash Acquired	(19,000)	-
Changes in Restricted Cash Related to Investing Activities	1,859	(771)
Net Cash Used in Investing Activities	(32,330)	(17,444)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	47,796	43,933
Payment of Notes Held at Fair Value	(36,069)	(28,326)
Proceeds from Early Exercise of Stock Options and Issuance of Restricted Stock	1,650	10
Proceeds from Exercise of Vested Stock Options	522	4
Repurchase of Restricted Stock	(1)	-
Proceeds from Exercise of Common Stock Warrants	111	-
Net Cash Provided by Financing Activities	14,009	15,621
Net Decrease in Cash and Cash Equivalents	(12,225)	(5,364)
Cash and Cash Equivalents at Beginning of the Period	50,557	18,339
Cash and Cash Equivalents at End of the Period	$38,332	$12,975
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$10,444	$10,178
Non-Cash Investing Activity-Accrual for Property and Equipment, Net	$321	$28
Non-Cash Investing Activity-Amount Payable for the Acquisition of Business	$840	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

*See Note 15

Prosper Marketplace, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Prosper did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2015 and 2014, respectively.

The preparation of Prosper’s condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in Prosper’s financial statements and accompanying notes. Prosper bases its estimates on historical experience and on various other factors it believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.

The accompanying interim condensed consolidated financial statements include the accounts of PMI and its wholly-owned subsidiaries, PFL and PHL. All intercompany balances have been eliminated in consolidation.

On January 23, 2015, Prosper acquired all of the outstanding limited liability company units of American HealthCare Lending, LLC (“AHL”), a company that operates a cloud-based patient financing platform, and merged AHL with and into PHL, with PHL surviving the merger. Prosper’s condensed consolidated financial statements include PHL's results of operations and financial position from this date forward (see Note 6 – American HealthCare Lending Acquisition).

Reclassifications

During the year ended December 31, 2014, Prosper changed the presentation of its revenue in the consolidated statements of operations. A new line called “Servicing fees” was created and the servicing fees related to Borrower Loans sold through Prosper’s Whole Loan Channel that were previously included in interest income were reclassified to this new line. Furthermore, the “Rebates and Promotions” line was removed, with the amounts in that line reclassified to the “Servicing fees” or “Origination fees” lines based on the underlying transactions. Also, the “Change in Fair Value of Borrower Loans, loans held for sale and Notes, Net” was moved into the “Total revenue” subtotal. Lastly, the subtotals were realigned to reflect the new presentation.

Prosper also changed the definitions used to classify expenses.  Expenses were previously classified as cost of services, compensation and benefits, marketing and advertising, depreciation and amortization, professional services, facilities and maintenance, class action settlement, loss on impairment of fixed assets and other.   The revised classification approach replaces the previous classifications with origination and servicing, sales and marketing, and general and administration.  The changes had no impact to the total expenses or net income. Prior period amounts have been reclassified to conform to the current presentation. Lastly, the subtotals were realigned to reflect the new presentation. Management believes these changes make the income statement more useful for the readers of the financial statements and comparable with Prosper’s competitors.

2. Summary of Significant Accounting Policies

Prosper’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these accounting policies during the first three months of 2015 except for Loan Servicing Assets and Liabilities.

Fair Value Measurements

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

Borrower Loans, Loans Held for Sale and Notes

Borrower Loans, loans held for sale and Notes are recorded at fair value.  Prosper has adopted the provisions of ASC Topic 825, Financial Instruments (“ASC Topic 825”). ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the reader of the financial statements and it allows both the Borrower Loans, loans held for sale and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made.

Loan Servicing Assets and Liabilities

On January 1, 2015, Prosper elected to adopt the fair value method to measure the servicing assets and liabilities for all classes of servicing assets and liabilities subsequent to initial recognition.  ASC 860-50, Servicing Assets and Liabilities allows the subsequent adoption of the fair value method at the beginning of any fiscal year.  The adoption of the fair value method for a particular class is irrevocable.  Prior to January 1, 2015, Prosper measured the servicing assets and liabilities using the amortized cost method. This change resulted in a $575 thousand decrease to accumulated deficit, a $546 thousand increase in net servicing assets and a $29 thousand decrease in net servicing liabilities.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard will be effective for Prosper in the first quarter of fiscal 2017. Early adoption is not permitted. Prosper is currently assessing the potential impact on its financial statements from adopting this new guidance.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. Prosper is currently assessing the potential impact on its financial statements from adopting this new guidance.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity to eliminate the use of different methods in practice and thereby reduce existing diversity in the accounting for hybrid financial instruments issued in the form of a share. For hybrid financial instruments issued in the form of a share, an entity should determine the nature of the contract by considering the economic characteristics and risks of the entire hybrid financial instrument. The existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. This standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Prosper is currently assessing the potential impact on its financial statements from adopting this new guidance.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. Prosper has decided to early adopt this guidance effective January 1, 2015, the adoption of this standard had no impact on Prosper’s financial statements.

3. Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Property and equipment:
Computer equipment	$6,178	$3,824
Internal-use software and website development costs	8,513	4,486
Office equipment and furniture	1,961	1,904
Leasehold improvements	5,564	5,274
Assets not yet placed in service	1,589	4,361
Property and equipment	23,805	19,849
Less accumulated depreciation and amortization	(7,149)	(5,425)
Total property and equipment, net	$16,656	$14,424

Depreciation expense for the three months ended March 31, 2015 and 2014 was $1,850 thousand and $400 thousand respectively. Prosper capitalized internal-use software and website development costs in the amount of $1,215 thousand and $368 thousand for the three months ended March 31, 2015 and 2014, respectively. Prosper recorded internal-use software and website development impairment charges of $nil and $215 thousand for the three months ended March 31, 2015 and 2014 respectively, as a result of its decision to discontinue several software and website development projects.  These charges are included in general and administration expenses on the condensed consolidated statement of operations.

4. Borrower Loans, Loans Held for Sale, and Notes Held at Fair Value

The fair value of the Borrower Loans and Notes funded through the Note Channel are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary cash flow assumptions used to value such Borrower Loans and Notes include default rates derived from historical performance and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. The obligation to pay principal and interest on any series of Notes is equal to the loan payments, if any, received on the corresponding Borrower Loan, net of the servicing fee. As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans funded through the Note Channel, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to the Note holders. The effective interest rate associated with a series of Notes will be less than the interest rate earned on the corresponding Borrower Loan due to the servicing fee.

The aggregate principal balances outstanding and fair values of Borrower Loans, loans held for sale and Notes as of March 31, 2015 and December 31, 2014, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Aggregate principal balance outstanding	$275,879	$268,598	$(279,455)	$(272,267)	$1,573	$8,295
Fair value adjustments	4,525	4,645	(1,346)	(1,516)	26	168
Fair value	$280,404	$273,243	$(280,801)	$(273,783)	$1,599	$8,463

At March 31, 2015, Borrower Loans, loans held for sale and Notes had original terms to maturity of between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.77% to 33.04% and had various maturity dates through March 2020. At December 31, 2014, Borrower Loans, Notes and loans held for sale had original maturities between 36 and 60 months, had monthly payments with fixed interest rates ranging from 5.77% to 33.04% and had various maturity dates through December 2019.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for Prosper’s Borrower Loans, loans held for sale and Notes fair value measurements at March 31, 2015 and December 31, 2014:

Range
Unobservable Input	March 31, 2015	December 31, 2014
Discount rate	2.8%-10.1%	3.3%-10.6%
Default rate	2.6%-18.8%	2.5%-18.6%

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at March 31, 2015 Borrower Loans, loans held for sale and Notes funded through the Note Channel are presented in the following table (in thousands):

	Borrower Loans / Loans Held for Sale		Notes
Discount rate assumption:	4.61	%*	4.61	%*
Resulting fair value from:
100 basis point increase	$278,837		$277,641
200 basis point increase	275,756		274,567
Resulting fair value from:
100 basis point decrease	$285,261		$284,051
200 basis point decrease	288,612		287,394
Default rate assumption:	11.95	%*	11.95	%*
Resulting fair value from:
200 basis point decrease	$289,030		$287,800
100 basis point decrease	285,527		284,310
Resulting fair value from:
100 basis point increase	$278,513		$277,324
200 basis point increase	275,089		273,914

*	Represents weighted average assumptions considering all credit grades.

These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.

The changes in the Borrower Loans, loans held for sale and Notes, which are Level 3 assets measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2014	$233,105	$(234,218)	$3,206	$2,093
Purchase of Borrower Loans/Issuance of Notes	44,256	(43,933)	150,787	151,110
Principal repayments	(28,245)	28,326	-	81
Borrower Loans sold to third parties	-	-	(150,510)	(150,510)
Other changes	(39)	173	(1)	133
Change in fair value	(4,150)	4,317	-	167
Balance at March 31, 2014	$244,927	$(245,335)	$3,482	$3,074

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2015	$273,243	$(273,783)	$8,463	$7,923
Purchase of Borrower Loans/Issuance of Notes	47,714	(47,796)	540,924	540,842
Principal repayments	(36,063)	36,069	(364)	(358)
Borrower Loans sold to third parties	-	-	(547,309)	(547,309)
Other changes	6	207	(8)	205
Change in fair value	(4,496)	4,502	(107)	(101)
Balance at March 31, 2015	$280,404	$(280,801)	$1,599	$1,202

Approximately $4.8 million and $4.6 million represents the aggregate adverse fair value adjustments that were recorded to charge off Borrower Loans during the three months ending March 31, 2015 and March 31, 2014 respectively.

As of March 31, 2015, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.3 million and a fair value of $0.5 million. As of December 31, 2014, Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $1.7 million and a fair value of $0.6 million. Prosper places loans on non-accrual status when they are over 120 days past due.  As of March 31, 2015 and December 31, 2014, Borrower Loans in non-accrual status had a fair value of $0.

5. Loan Servicing Assets and Liabilities

Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees.  The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers and the servicing rights are retained. Prior to January 1, 2015, the initial fair value of such servicing assets or liabilities was amortized in proportion to and over the servicing period. Subsequent to January 1, 2015, the servicing assets and liabilities are measured at fair value throughout the servicing period.  The total gain recognized on the sale of such Borrower Loans was $0.3 million for the three months ended March 31, 2014. The total gain recognized on the sale of Borrower Loans sold to unrelated third-party buyers was $1.9 million for the three months ended March 31, 2015.

As of March 31, 2015, Borrower Loans that were facilitated and subsequently sold but for which Prosper retained servicing rights had a total outstanding principle balance of $1,796 million, original terms between 36 and 60 months and had monthly payments with fixed interest rates ranging from 6.00% to 31.90% and maturity dates through March 2020.  At December 31, 2014, Borrower Loans that were facilitated and subsequently sold but for which Prosper retained servicing rights had a total outstanding principle balance of $1.36 billion, original terms between 36 and 60 months and had monthly payments with fixed interest rates ranging from 6.05% to 31.34% and maturity dates through December 2019.

The fair value of the loan servicing assets and liabilities is determined using a discounted cash flow model that includes the market servicing rate, the default rate and discount rate as important inputs.  For more details refer to Part IV - Item 15 – Exhibits, Financial Statement Schedules - Note 5 – Loan Servicing Assets and Liabilities Prosper’s Annual Report.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for Prosper’s servicing asset/liability fair value measurements at March 31, 2015 and December 31, 2014:

Range
Unobservable Input	March 31, 2015	December 31, 2014
Discount rate	15% - 25%	15% - 25%
Default rate	2.0% - 19.8%	2.6% - 26.3%
Market servicing rate	0.625%	0.625% - 0.70%

Loan Servicing Asset and Liabilities Activity:

The following table presents additional information about Level 3 servicing assets and liabilities measured at fair value for the three months ended March 31, 2015 (in thousands).

	Servicing Assets	Servicing Liabilities
Amortized cost at January 1, 2015	$4,163	$624
Adjustment to adopt fair value measurement	546	(29)
Fair value at January 1, 2015	4,709	595
Additions	2,078	154
Less: Changes in fair value	(753)	(81)
Fair value at March 31, 2015	$6,034	$668

Servicing Asset and Liability Fair Value Input Sensitivity:

The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of March 31, 2015 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Weighted average market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$5,594	$(734)
Market servicing rate decrease to 0.60%	$6,487	$(601)
Weighted average default assumptions	13%	13%
Resulting fair value from:
100 basis point increase	$5,930	$(667)
100 basis point decrease	$6,152	$(669)

These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.

6. American HealthCare Lending Acquisition

On January 23, 2015, Prosper acquired all of the outstanding limited liability company interests of AHL, and merged AHL with and into PHL, with PHL surviving the merger (the “Merger”). Under the terms of the purchase agreement, the sellers of AHL received an aggregate of $20.2 million in cash on the closing date and will receive $0.8M in cash one year after the closing date subject to general representations.

PHL is a patient financing company for healthcare providers in the cosmetic, dentistry, bariatric surgery, fertility, plastic surgery and other markets. Prosper has included the financial results of PHL in the condensed consolidated financial statements from the date of acquisition. The amounts of net revenue and loss of PHL included in Prosper’s condensed consolidated statement of operations from the merger date of January 23, 2015 to March 31, 2015 were $0.6 million and $0.3 million, respectively. Prosper recorded acquisition-related expenses of $0.2 million for the three months ended March 31, 2015, which is included in general and administrative expense.

The preliminary purchase price allocation as of the merger date is as follows (in thousands):

Fair Value
Assets:
Cash	$1,219
Accounts Receivable	147
Property, equipment and software	6
Other assets	63
Identified intangible assets	3,520
Goodwill	16,825
Liabilities:

Accrued expenses and other liabilities	708
Total purchase consideration	$21,072

The allocation of the purchase price is preliminary and subject to further adjustment as information relative to closing date balances and related tax balances are finalized.

The goodwill balance is primarily attributed to expected operational synergies and the combined workforce. Goodwill is expected to be deductible for U.S. income tax purposes.

Intangible assets as of March 31, 2015 are as follows (in thousands):

	March 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Customer relationships	$2,650	$(41)	$2,609	10.0
Technology	810	(45)	765	3.0
Brand name	60	(10)	50	1.0
Total intangible assets subject to amortization	$3,520	$(96)	$3,424

The customer relationship intangible assets are being amortized on an accelerated basis over a 10 year period. The technology and brand name intangible assets are being amortized on a straight line basis over three and one years, respectively. Amortization expense associated with intangible assets for the three months ended March 31, 2015 was $96 thousand.

Prosper valued customer relationships, technology and brand name using the income approach.  Significant assumptions include forecasts of revenues, costs of revenues, operating expenses and customer attrition rates for customers.

7. Net Loss Per Share

The weighted average shares used in calculating basic and diluted net loss per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss available to common stockholders for basic and diluted EPS	$(7,276)	$(2,718)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	10,553,251	8,056,248
Basic and diluted net loss per share	$(0.69)	$(0.34)

Due to losses attributable to Prosper’s common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260:

	Three Months Ended March 31,
	2015	2014
	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	30,699,957	27,274,068
Stock options issued and outstanding	7,038,728	4,359,556
Unvested stock options exercised	3,727,042	5,054,772
Warrants issued and outstanding	125,293	218,810
Total common stock equivalents excluded from diluted net loss per common share computation	41,591,020	36,907,206

8. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

Under Prosper’s amended and restated certificate of incorporation, preferred stock is issuable in series, and the board of directors is authorized to determine the rights, preferences, and terms of each series.

The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of March 31, 2015 are disclosed in the table below (amounts in thousands except share and per share amounts):

Convertible Preferred Stock	Par Value	Authorized shares	Outstanding and Issued shares	Liquidation Preference
New Series A	$0.01	13,868,152	13,711,644	$19,774
Series A-1	0.01	5,117,182	4,952,183	49,522
New Series B	0.01	8,288,734	7,155,176	21,581
New Series C	0.01	4,880,954	4,880,954	70,075
		32,155,022	30,699,957	$160,952

Common Stock

Prosper, through its amended and restated certificate of incorporation, is the sole issuer of common stock and related options and warrants. In May 2014, Prosper amended and restated its certificate of incorporation to effect an increase in the number of authorized shares of stock. The total number of shares of stock which Prosper has the authority to issue is 81,083,905, consisting of 48,928,883 shares of common stock, $0.01 par value per share, and 32,155,022 shares of preferred stock, $0.01 par value per share. As of March 31, 2015, 14,878,514 shares of common stock were issued and 14,691,237 shares of common stock were outstanding. As of December 31, 2014, 14,448,700 shares of common stock were issued and 14,261,513 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.

Common Stock Issued upon Exercise of Stock Options

During the three months ended March 31, 2015 Prosper issued 308,750 shares of common stock, upon the exercise of options for cash proceeds of $0.54 million, of which 9,459 shares were unvested. With the approval of Prosper’s board of directors, Prosper allows certain employees and directors to exercise stock options granted under the 2005 Plan prior to vesting. The unvested shares are subject to Prosper’s repurchase right at the original exercise price. Early exercises of options are not deemed to be substantive exercises for accounting purposes and therefore, amounts received for early exercises are initially recorded in repurchase liability for unvested restricted stock awards.  Such amounts are reclassified to common stock and additional paid-in capital as the underlying shares vest. At March 31, 2015 and December 31, 2014, there were 3,637,042 and 4,114,269 shares respectively of restricted stock outstanding that remain unvested and subject to Prosper’s right of repurchase.

For the three months ended March 31, 2015, Prosper repurchased 1,875 shares of restricted stock for $1 thousand upon termination of employment of various employees.

Common Stock Issued upon Exercise of Warrants

For the three months ended March 31, 2015, Prosper issued 32,939 shares of common stock upon the exercise of warrants for aggregate proceeds of $111 thousand.

9. Stock Option Plan and Compensation

In 2005, Prosper’s stockholders approved the adoption of the 2005 Stock Plan. In December 2010, Prosper’s stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (the “2005 Plan”). As of March 31, 2015 under the 2005 Plan, options to purchase up to 15,195,255 shares of common stock are reserved and may be granted to employees, directors, and consultants by Prosper’s board of directors and stockholders to promote the success of its business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter.  In no event are options exercisable more than ten years after the date of grant.

At March 31, 2015, there were 138,289 stock options available for grant under the 2005 Plan.

Early Exercised Stock Options

The activity of options that were early exercised under the 2005 Plan for the three months ended March 31, 2015 is below:

	Early exercised options, unvested	Weighted average exercise price
Balance as of January 1, 2015	4,112,269	$0.25
Exercise of non-vested stock options	9,459	2.18
Repurchase of restricted stock	(1,875)	0.57
Restricted stock vested	(482,811)	0.17
Balance as of March 31, 2015	3,637,042	$0.26

Additional information regarding the unvested early exercised stock options outstanding as of March 31, 2015 is as follows:

	Options Outstanding
Range of
Exercise	Number	Weighted –Avg.	Weighted –Avg.
Prices	Outstanding	Remaining Life	Exercise Price
$0.10 - $0.10	3,111,922	1.89	$0.10
0.57 - 0.57	458,981	2.97	0.57
5.65-5.65	66,139	3.33	5.65
$0.10 - $5.65	3,637,042	2.06	$0.26

Stock Option Activity

Stock option activity under the 2005 Plan is summarized for the three months ended March 31, 2015 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2015	4,994,998	$1.85
Options granted	2,469,314	18.11
Options exercised – vested	(299,291)	1.74
Options exercised – nonvested	(9,459)	2.18
Options forfeited	(116,834)	6.02
Balance as of March 31, 2015	7,038,728	7.49

Options vested and exercisable at March 31, 2015	6,006,329	8.10

For the three months ended March 31, 2015, Prosper granted stock options to purchase 2,469,314 shares of common stock with a weighted average exercise price of $18.11 per share, a weighted average grant date fair value of $16.04 per share and an estimated aggregate fair value of approximately $39.6 million.

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of March 31, 2015 is as follows:

	Options Outstanding			Options Vested and Exercisable
		Weighted –	Weighted –		Weighted -
Range of		Avg.	Avg.		Avg.
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Vested	Price
$0.10 - $0.10	157,040	8.38	$0.10	73,756	$0.10
0.57 - 0.57	3,100,551	8.87	0.57	2,120,600	0.57
1.20 – 1.20	70,999	6.45	1.20	63,742	1.20
1.70 – 1.70	48,019	7.01	1.70	36,990	1.70
2.00 – 2.00	90,310	5.34	2.00	90,310	2.00
5.00 - 5.00	7,000	1.50	5.00	7,000	5.00
5.60 - 5.60	18,250	4.46	5.60	18,250	5.60
5.65-5.65	1,105,245	9.46	5.65	2,884	5.65
$18.11-$18.11	2,441,314	9.89	18.11	-	18.11
$0.10 - $18.11	7,038,728	8.10	$7.49	2,413,532	$0.70

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires Prosper to make assumptions and judgments about the variables used in the calculation, including the fair value of its common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of its common stock, a risk-free interest rate, and expected dividends.

Given the absence of a publicly traded market, Prosper considered numerous objective and subjective factors to determine the fair value of its common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) the prices for its preferred stock sold to outside investors; (iii) the rights, preferences and privileges of its preferred stock relative to its common stock; (iv) the lack of marketability of its common stock; (v) developments in its business; (vi) secondary transactions of its common and preferred shares and (vii) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of Prosper, given prevailing market conditions.

Prosper also estimates forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest.

As Prosper’s stock is not publically traded, the expected volatility of its stock is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of Prosper. The expected term assumptions were determined based on the vesting terms and contractual terms of the options using the simplified method. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Prosper uses an expected dividend yield of zero as it does not anticipate paying any dividends in the foreseeable future. Expected forfeitures are based on Prosper’s historical experience.

The fair value of Prosper’s stock option awards for the three months ended March 31, 2015 and 2014 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three months ended
	March 31,
	2015	2014
Volatility of common stock	55.59%	73.31%
Risk-free interest rate	1.61%	1.92%
Expected life	5.7 years	6.1 years
Dividend yield	0%	0%

During the three months ended March 31, 2015, Prosper issued 90,000 shares of restricted stock to employees at a purchase price of $18.11 per share.  One third of these shares vest on the annual anniversary date of the grant over the three year term of the agreement.

The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations during the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Origination and servicing	$144	$63
Sales and marketing	388	16
General and administrative	907	171
Total stock based compensation	$1,439	$250

During the three months ended March 31, 2015 and 2014, Prosper capitalized $122 thousand and $5 thousand respectively, of stock-based compensation as internal use software and website development costs. As of March 31, 2015, the unamortized stock-based compensation expense related to Prosper’s employees’ unvested stock-based awards was approximately $32.8 million, which will be recognized over the remaining weighted-average vesting period of approximately 3.8 years.

10. Income Taxes

For the three months ended March 31, 2015, Prosper recognized $73 thousand of income tax expense. The $73 thousand of tax expense relates to the amortization of goodwill from the Acquisition for tax purposes which gives rise to an indefinite-lived deferred tax liability.  No other income tax expense or benefit was recorded for the three months ended March 31, 2015 and 2014 due to a full valuation allowance recorded against our deferred tax assets.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, a full valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized.

Prosper files U.S. Federal and multiple state tax returns. Prosper is currently not subject to any income tax examinations in any jurisdiction. Due to the Prosper’s losses, generally income tax returns related to all years remain open to examination.

The net amount of unrecognized tax benefits as of March 31, 2015 is $4.9 million related to the uncertainty of whether Prosper will be allowed to utilize certain California NOL carryforwards to offset future taxable income due to Section 382 and the uncertainty relate to our utilization of certain R&D credits. Prosper does not expect any material changes in the next 12 months to its unrecognized tax benefits.

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2014, Prosper identified an error that affected the disclosure of Unrecognized Tax Benefits as of December 31, 2014.  The error was the result of presenting a portion of the unrecognized tax benefit gross of the application of the applicable tax rate, this overstated the amount.  The amount of unrecognized tax benefits as of January 1, 2015 has been revised to reflect the correction of the error.  All unrecognized tax benefits are netted against deferred tax assets with a full valuation allowance.  If these amounts are recognized there will be no effect on Prosper's effective tax rate due to the full valuation allowance.

The following table summarizes Prosper’s activity related to its unrecognized tax benefits (in thousands):

Beginning balance as of January 1, 2015	4,927
Decrease related to prior year positions	-
Increase related to current year positions	-
Ending balance as of March 31, 2015	$4,927

Prosper recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made.  The interest and penalties are recognized as other expense in the income statement.  Prosper currently has no interest and penalties related to uncertain tax positions.

11. Commitments and Contingencies

Future Minimum Lease Payments

During 2014, Prosper entered into leases for its new corporate headquarters at 221 Main Street in San Francisco California and for its co-location facility.  These are non-cancelable operating leases that expire in February 2023 and August 2015, respectively. In 2014, Prosper entered into a lease for office space in Phoenix, Arizona under an operating lease that expires in June 2022.

Future minimum rental payments under these leases as of March 31, 2015 are as follows:

Remaining nine months of 2015	2,742
2016	4,239
2017	3,866
2018	3,977
2019	4,093
2020	4,210
Thereafter	8,808
Total future operating lease obligations	$31,935

Rental expense under operating lease arrangements was $0.8 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Operating Commitments

Prosper amended and restated its agreement with WebBank, under which all Borrower Loans originated through Prosper’s marketplace are made by WebBank under its bank charter. The arrangement allows for Borrower Loans to be offered to borrowers nationwide on uniform terms. Prosper is required to pay the greater of a monthly minimum fee or a fee calculated based on a certain percentage of monthly Borrower Loan origination volume. The minimum annual fee for the year ended December 31, 2015 is $1.4 million.

Loan Purchase Commitments

Prosper has entered into an agreement with WebBank to purchase $26.2 million of Borrower Loans that WebBank is originating within the first two business days of the three months ended June 30, 2015.

Repurchase and Indemnification Contingency

Under the terms of the loan purchase agreements between Prosper and investor members that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor member. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at March 31, 2015 is $1,796 million. Prosper has accrued $212 thousand and $171 thousand as of March 31, 2015 and December 31, 2014, respectively in regard to this obligation.

Securities Law Compliance

From inception through October 16, 2008, Prosper sold approximately $178.0 million of Borrower Loans to investor members through its old platform structure, whereby Prosper assigned promissory notes directly to investor members. Prosper did not register the offer and sale of the promissory notes corresponding to these Borrower Loans under the Securities Act or under the registration or qualification provisions of any state securities laws. Prosper believes that the question of whether or not the operation of the platform during this period constituted an offer or sale of “securities” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the platform during this period were viewed as a securities offering, Prosper would have failed to comply with the registration and qualification requirements of federal and state laws.

Prosper’s decision to restructure the platform and cease sales of promissory notes offered through the platform effective October 16, 2008 limited this contingent liability to the period covering its activities prior to October 16, 2008.

On April 21, 2009, Prosper and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between Prosper and the states in which it, under its initial platform structure, offered promissory notes for sale directly to investor members prior to November 2008. The consent order involves payment by Prosper of up to an aggregate of $1million in penalties, which have been allocated among the states based on Prosper’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of our promissory note sale activities prior to November 2008. Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order; however, no state is obliged to do so, and there is no deadline by which a state must make its decision. Prosper is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against Prosper, subject to any applicable statute of limitations. As of March 31, 2015, Prosper has entered into consent orders with 34 states and has paid an aggregate of $0.47 million in penalties to those states.

As of March 31, 2015 and December 31, 2014, Prosper has accrued approximately $0.25 million and $0.25 million, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1 million maximum fee pro-rata by state, using Prosper’s promissory note sales from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order, assigning a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, Prosper considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against Prosper; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. Prosper will continue to evaluate this accrual and related assumptions as new information becomes known.

In 2008, plaintiffs filed a class action lawsuit against Prosper and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California. The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. On July 19, 2013 solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation agreed to enter into a settlement to resolve all claims related thereto (the “Settlement”). In connection with the Settlement, Prosper agreed to pay an aggregate amount of $10 million into a settlement fund, split into four annual installments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. The Settlement received final approval in a final order and judgment entered by the Superior Court on April 16, 2014. Pursuant to the final order and judgment, the claims in the class action were dismissed, and the defendants were released by the plaintiffs from all claims that were or could have been asserted concerning the issues alleged in the class action lawsuit. The reserve for the class action settlement liability is $5.9 million in the condensed consolidated balance sheet as of March 31, 2015.

12. Related Parties

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

Prosper’s executive officers, directors who are not executive officers and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three months ended March 31, 2015 and 2014, as well as the Notes outstanding as of March 31, 2015 and December 31, 2014 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended March 31,		Three Months Ended March 31
Related Party	2015	2014	2015	2014
Executive officers and management	$479	$214	$47	$36
Directors	10	$2	$2	$3
Total	$489	$216	$49	$39

	Notes Balance as of
Related Party	March 31, 2015	December 31, 2014
Executive officers and management	$1,842	$1,614
Directors	96	76
	$1,938	$1,690

Prosper has earned approximately $4 thousand and $6 thousand in servicing fee revenue related to these Notes for the three months ended  March 31, 2015 and 2014, respectively.

13. Postretirement Benefit Plans

Prosper has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service. Prosper’s contributions to the 401(k) plan are discretionary. During the three months ended March 31, 2015 and 2014, Prosper has contributed $0.4 million and $nil to the 401 (k) plan.

14. Segments

Prosper’s chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, Prosper has a single reporting segment and operating unit structure.

15. Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements for the three months ended March 31, 2014, Prosper identified errors that affected the interim condensed financial statements as of and for the three months ended March 31, 2014. Financial statements presented herein have been restated to correct for these errors that are described below and summarized in the tables that follow.

Prosper discovered that certain fees that Prosper pays to WebBank were incorrectly classified as expenses.  Since WebBank is a customer of Prosper and Prosper earns transaction fees from WebBank any cash consideration paid to WebBank should be recorded as a reduction of the transaction fees earned by Prosper.   This resulted in an overstatement of transaction fee revenues and origination and servicing expenses of $389 thousand.

Prosper also discovered that certain rebates offered on the sale of loans and Notes were incorrectly classified as transaction fee revenue and should have been classified as other revenue or change in fair value of Borrower Loans, loans held for sale and Notes.   This resulted in an understatement of transaction fee revenues of $232 thousand, an overstatement of other revenues of $188 thousand and an overstatement of change in fair values of Borrower Loans, loans held for sale and Notes of $44 thousand.

Additionally, Prosper discovered certain errors in its valuation of servicing assets and liabilities which resulted in an overstatement of net loan servicing rights and an overstatement of the gain recognized on the sale of Borrower Loans which was included in other revenues of $20 thousand.  Furthermore, Prosper inappropriately classified loan servicing rights in “Borrower Loans Receivable at Fair Value”.  Prosper corrected this error by reclassifying the gross serving assets to “Prepaid and Other Assets and recognized the servicing liabilities in “Accounts Payable and Other Liabilities.

Prosper also discovered errors related to internal use software and web site development costs including an impairment that was not recorded when the project was abandoned in the prior year and assets were being amortized over a time period that exceeded their useful life which understated amortization included in origination and servicing expense for $42 thousand.  As well property and equipment was overstated.

In addition to the restatements described above, Prosper has made other corrections, some of which were previously identified, but were not corrected because management had determined they were not material, individually or in the aggregate, to our consolidated financial statements. These corrections related to the fair value of loans held for investment, reclassification of certain loans from loans held for investment to Borrower Loans, amortization of prepaid assets, estimation of various accruals and a correction for vesting of options that were early exercised.

Prosper also discovered the following classification errors within its Condensed Consolidated Statement of Cash Flows:

●

Changes in certain Restricted Cash balances related to investing activities were inappropriately classified as changes in cash flows from operating activities rather than changes in cash flows from investing activities.

●

Cash flows from the principal payments and proceeds from sale related to Borrower Loans held for sale were inappropriately classified within cash flows from investing activities rather than cash flows from operating activities.

●

A portion of the change in fair value of Borrower Loans and Notes was inappropriately reflected as a cash flow from investing and financing activities, respectively, rather than an adjustment to reconcile net income to net cash used in operating activities.

●	The proceeds from sale of borrower loans held at fair value were netted against purchase of borrower loans at fair value.
●	Other changes related to the correction of errors in the balance sheet and statement of operations as described above.

Lastly, Prosper corrected its calculation of basic and diluted earnings (loss) per share for the changes to net income (loss) and errors in the calculation of the weighted average basic and diluted shares which was understated by 1,188,095 shares.

The following tables present the impact of these corrections and corrections of other immaterial errors on three months ended March 31, 2014 ($ in thousands):

Consolidated Statement of Operations – Three months ended March 31, 2014

	As previously reported	Reclassifications*	As reclassified	Adjustments	As corrected
Revenue
Operating Revenue
Transaction Fees, Net	$8,701	$(231)	$8,470	$(106)	$8,364
Rebates and Promotions	(361)	361	-	-	-
Servicing Fees, Net	-	99	99	315	414
Other Revenue	696	-	696	(245)	451
Total Operating Revenue	9,036	229	9,265	(36)	9,229
Interest Income on Borrower Loans	10,109	(228)	9,881	124	10,005
Interest Expense on Notes	(9,269)		(9,269)	(153)	(9,422)
Net Interest Income	840	(228)	612	(29)	583
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	298	-	298	(131)	167
Total Net Revenue	10,174	1	10,175	(196)	9,979
Cost of Revenue
Cost of Services	(525)	525	-	-	-
Provision for repurchase and indemnification obligation	(62)	62	-	-	-
	(587)	587	-	-	-
Expenses
Compensation and benefits	3,901	(3,901)	-	-	-
Marketing and advertising	5,986	(5,986)	-	-	-
Depreciation and amortization	363	(363)	-	-	-
Professional services	176	(176)	-	-	-
Facilities and maintenance	445	(445)	-	-
Loss on impairment	215	(215)	-	-	-
Other	668	(668)	-	-	-
Origination and Servicing	-	2,131	2,131	160	2,291
Sales and Marketing	-	6,424	6,424	10	6,434
General and Administrative	-	3,786	3,786	186	3,972
Total Expenses	11,754	587	12,341	356	12,697
Other income	1	(1)	-	-	-
Total Net Income	$(2,166)	$-	$(2,166)	$(552)	$(2,718)

*See note 1 for a description of the reclassifications.

Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2014

	As previously
	reported	Adjustments	As corrected
Cash flows from operating activities:
Net Loss	$(2,166)	$(552)	$(2,718)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	-	(167)	(167)
Change in Fair Value of Notes	32	(32)	-
Change in Fair Value of Borrower Loans Receivable	(332)	332	-
Change in Fair Value of Loans Held for Sale	2	(2)	-
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	-	(133)	(133)
Depreciation and Amortization	363	37	400
Stock-Based Compensation	255	(5)	250
Loss on Impairment of Property and Equipment	215	-	215
Accretion of Class Action Settlement Liability	-	30	30
Change in Servicing Rights	-	(283)	(283)
Purchase of loans held for sale at fair value	-	(150,787)	(150,787)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	-	150,510	150,510
Changes in Operating Assets and Liabilities:		-
Restricted Cash	(1,189)	(3,980)	(5,169)
Accounts Receivable	36	(56)	(20)
Prepaid and Other Assets	(445)	28	(417)
Accounts Payable and Accrued Liabilities	1,511	(613)	898
Repurchase liability for unvested stock awards	(105)	105	-
Payable to Investors	-	5,850	5,850
Class Action Settlement Liability	(2,000)	-	(2,000)
Net Cash Used in Operating Activities	(3,823)	282	(3,541)
Cash Flows From Investing Activities:
Purchase of Borrower Loans Receivable Held at Fair Value	(166,608)	122,352	(44,256)
Principal Payment of Borrower Loans Receivable Held at Fair Value	32,642	(4,397)	28,245
Proceeds from Sale of Borrower Loans Receivable Held at Fair Value	121,864	(121,864)	-
Repayment of Loans Held for Investment at Fair Value	100	(100)	-
Origination of Loans Held for Investment at Fair Value	(28,858)	28,858	-
Proceeds from sale of Borrower Loans at Fair Value	28,602	(28,602)	-
Purchases of Property and Equipment	(692)	33	(659)
Maturities of Short Term Investments	-	1,271	1,271
Purchases of Short Investments	-	(1,274)	(1,274)
Changes in Restricted Cash Related to Investing Activities	-	(771)	(771)
Net Cash Used in Investing Activities	(12,950)	(4,494)	(17,444)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	44,199	(266)	43,933
Payment of Notes Held at Fair Value	(32,910)	4,584	(28,326)
Proceeds from Early Exercise of Stock Options	12	(2)	10
Proceeds of Restricted Stock Vested	104	(104)	-
Proceeds from Exercise of Vested Stock Options	4	-	4
Net Cash Provided by Financing Activities	$11,409	$4,212	$15,621
Net Decrease in Cash and Cash Equivalents	(5,364)	-	(5,364)
Cash and Cash Equivalents at Beginning of the Period	18,339	-	18,339
Cash and Cash Equivalents at End of the Period	$12,975	$-	$12,975

16. Subsequent Events

On April 7, 2015, Prosper entered into a Series D Preferred Stock Purchase Agreement with several new investors, pursuant to which Prosper issued and sold to such purchasers 4,777,728 shares of Prosper’s new Series D convertible preferred stock for an aggregate purchase price of $165 million.

Prosper Funding LLC

Condensed Consolidated Balance Sheets (Unaudited)

(amounts in thousands)

	March 31, 2015	December 31, 2014
Assets
Cash and Cash Equivalents	$20,594	$23,777
Restricted Cash	91,107	73,103
Short Term Investments	1,275	1,274
Loans Held for Sale at Fair Value	1,599	8,463
Borrower Loans at Fair Value	280,404	273,243
Property and Equipment, Net	3,964	1,125
Related Party Receivable	799	1,135
Other Assets	4,801	3,120
Total Assets	$404,543	$385,240
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$1,606	$1,357
Payable to Investors	86,882	63,809
Notes at Fair Value	280,801	273,783
Total Liabilities	369,289	338,949
Member's Equity
Member's Equity	14,370	29,619
Retained Earnings	20,884	16,672
Total Member's Equity	$35,254	$46,291
Total Liabilities and Member's Equity	$404,543	$385,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands)

	Three months ended March 31,
	2015	2014 as Restated*
Revenue
Operating Revenue
Administration Fee Revenue - Related Party	$9,673	$4,053
Servicing Income, Net	2,265	423
Other Revenue	1,922	299
Total Operating Revenue	13,860	4,775
Interest Income on Borrower Loans	10,522	10,082
Interest Expense on Notes	(9,563)	(9,423)
Net Interest Income	959	659
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(101)	210
Total Net Revenue	14,718	5,644
Expenses
Administration Fee - Related Party	9,295	3,494
Servicing	1,373	398
General and Administration	266	104
Total Expenses	10,934	3,996
Total Net Income	$3,784	$1,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

*See Note 9

Prosper Funding LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2015	2014 As Restated*
Cash Flows from Operating Activities:
Net Income	$3,784	$1,648
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	101	(210)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(205)	(133)
Change in Servicing Rights	(1,443)	(294)
Depreciation and Amortization	1,220	277
Purchase of Loans Held for Sale at Fair Value	(540,924)	(150,787)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	547,673	150,510
Changes in Operating Assets and Liabilities:
Restricted Cash Except for those Related to Investing Activities	(19,864)	(4,754)
Other Assets	(15)	3
Accounts Payable and Accrued Liabilities	205	89
Payable to Investors	23,073	5,684
Net Related Party Receivable/Payable	336	(516)
Net Cash Provided by Operating Activities	13,941	1,517
Cash flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(47,714)	(44,213)
Principal Payments of Borrower Loans Held at Fair Value	36,063	28,245
Maturities of Short Term Investments	1,274	1,271
Purchase of Short Term Investments	(1,275)	(1,274)
Purchases of Property and Equipment	(4,059)	(180)
Changes in Restricted Cash Related to Investing Activities	1,860	(1,119)
Net Cash Used in Investing Activities	(13,851)	(17,270)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	47,796	43,933
Payment of Notes Held at Fair Value	(36,069)	(28,326)
Net Cash Included in Transfer of Assets to Parent	(15,000)	-
Net Cash (Used By) Provided by Financing Activities	(3,273)	15,607
Net (Decrease) Increase in Cash and Cash Equivalents	(3,183)	(146)
Cash and Cash Equivalents at Beginning of the Period	23,777	5,789
Cash and Cash Equivalents at End of the Period	$20,594	$5,643
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$10,444	$10,178
Non-Cash Financing Activity - Distribution to Parent	$249	$93

The accompanying notes are an integral part of these condensed consolidated financial statements.

*See Note 9

Prosper Funding LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Prosper Funding did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2015 and 2014, respectively.

The preparation of Prosper Funding's condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Prosper Funding based its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.

Reclassifications

During the year ended December 31, 2014, Prosper Funding changed the presentation of its revenue in the statement of operations. A new line called “Servicing Fees, Net” was created and the servicing fees related to Borrower Loans sold through its Whole Loan Channel that were previously included in interest income were reclassified to this new line. Also, the “Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net” was moved into the total revenue subtotal.

Prosper Funding also changed the definitions used to classify expenses. Expenses were previously classified as cost of services, administration fee, depreciation and amortization, professional services and other operating expenses. The revised classification approach replaces the previous classifications with servicing, administration fee –related party, and general and administration.   The changes had no impact to the total expenses or net income. Prior period amounts have been reclassified to conform to the current presentation. Prosper Funding believes these changes make the income statement more useful for the readers of the financial statements and comparable with Prosper Funding’s competitors.

2. Significant Accounting Policies

Prosper Funding's significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these accounting policies during the first three months of 2015 except for Loan Servicing Assets and Liabilities.

Fair Value Measurements

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

Borrower Loans, Loans Held for Sale and Notes

Borrower Loans, loans held for sale and Notes are recorded at fair value.  Prosper Funding has adopted the provisions of ASC Topic 825, Financial Instruments (“ASC Topic 825”). ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the reader of the financial statements and it allows both the Borrower Loans, loans held for sale and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made.

Loan Servicing Assets and Liabilities

On January 1, 2015, Prosper Funding elected to adopt the fair value method to measure the servicing assets and liabilities for all classes of servicing assets and liabilities, subsequent to initial recognition.  ASC 860, Servicing Assets and Liabilities allows the subsequent adoption of the fair value method at the beginning of any fiscal year.  The adoption of the fair value method for a particular class is irrevocable.  Prior to January 1, 2015, Prosper Funding measured the servicing assets and liabilities using the amortized cost method. This change resulted in a $428 thousand increase to retained earnings, a $399 thousand increase in net servicing assets and a $29 thousand decrease in net servicing liabilities.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard will be effective for Prosper Funding in the first quarter of fiscal 2017. Early adoption is not permitted. Prosper Funding is currently assessing the potential impact on its financial statements from adopting this new guidance.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management of a company to evaluate whether there is substantial doubt about Prosper Funding’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. Prosper Funding is currently assessing the potential impact on its financial statements from adopting this new guidance.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. Prosper Funding has decided to early adopt this guidance effective January 1, 2015, the adoption of this standard had no impact on Prosper Funding’s financial statements.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Property and equipment:
Internal-use software and web site development costs	$8,022	$4,042
Less accumulated depreciation and amortization	(4,058)	(2,917)
Total property and equipment, net	$3,964	$1,125

Depreciation expense for the three months ended March 31, 2015 and 2014 was $1,220 thousand and $277 thousand, respectively.

4. Borrower Loans, Loans Held For Sale and Notes Held at Fair Value

The fair value of the Borrower Loans and Notes funded through the Note Channel are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary cash flow assumptions used to value such Borrower Loans and Notes include default rates derived from historical performance and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. The obligation to pay principal and interest on any series of Notes is equal to the loan payments, if any, received on the corresponding Borrower Loan, net of the servicing fee. As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans funded through the Note Channel, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to the Note holders. The effective interest rate associated with a series of Notes will be less than the interest rate earned on the corresponding Borrower Loan due to the servicing fee.

The aggregate principal balances outstanding and fair values of Borrower Loans, loans held for sale and Notes as of March 31, 2015 and December 31, 2014, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Aggregate principal balance outstanding	$275,879	$268,593	$(279,455)	$(272,270)	$1,573	$8,295
Fair value adjustments	4,525	4,650	(1,346)	(1,513)	26	168
Fair value	$280,404	$273,243	$(280,801)	$(273,783)	$1,599	$8,463

At March 31, 2015, Borrower Loans, loans held for sale and Notes had original terms to maturity of between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.77% to 33.04 and had various maturity dates through March 2020. At December 31, 2014, Borrower Loans, Notes and loans held for sale had original maturities between 36 and 60 months, had monthly payments with fixed interest rates ranging from 5.77% to 33.04% and had various maturity dates through December 2019.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for Prosper Funding’s Borrower Loans, loans held for sale and Notes fair value measurements at March 31, 2015 and December 31, 2014:

Range
Unobservable Input	March 31, 2015	December 31, 2014
Discount rate	2.8%-10.1%	3.3%-10.6%
Default rate	2.6%-18.8%	2.5%-18.6%

Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at March 31, 2015 for Borrower Loans, loans held for sale and Notes funded are presented in the following table (in thousands):

	Borrower Loans / Loans Held for Sale		Notes
Discount rate assumption:	4.61	%*	4.61	%*
Resulting fair value from:
100 basis point increase	$278,837		$277,641
200 basis point increase	275,756		274,567
Resulting fair value from:
100 basis point decrease	$285,261		$284,051
200 basis point decrease	288,612		287,394
Default rate assumption:	11.95	%*	11.95	%*
Resulting fair value from:
200 basis point decrease	$289,030		$287,800
100 basis point decrease	285,527		284,310
Resulting fair value from:
100 basis point increase	$278,513		$277,324
200 basis point increase	275,089		273,914

*	Represents weighted average assumptions considering all credit grades.

These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.

The changes in the Borrower Loans, loans held for sale and Notes, which are Level 3 assets measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at January 1, 2014	$233,105	$(234,218)	$3,206	$2,093
Originations	44,213	(43,933)	150,787	151,067
Principal repayments	(28,244)	28,326	-	82
Borrower Loans sold to third parties	-	-	(150,510)	(150,510)
Other changes	(39)	173	(1)	133
Change in fair value	(4,107)	4,317	-	210
Balance at March 31, 2014	$244,928	$(245,335))	$3,482	$3,075

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at January 1, 2015	$273,243	$(273,783)	$8,463	$7,923
Originations	47,714	(47,796)	540,924	540,842
Principal repayments	(36,063)	36,069	(364)	(358)
Borrower Loans sold to third parties	-	-	(547,309)	(547,309)
Other changes	6	207	(8)	205
Change in fair value	(4,496)	4,502	(107)	(101)
Balance at March 31, 2015	$280,404	$(280,801)	$1,599	$1,202

Approximately $4.8 million and $4.6 million represents the aggregate adverse fair value adjustments that were recorded to charge off Borrower Loans during the three months ending March 31, 2015 and March 31, 2014 respectively.

As March 31, 2015, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.3 million and a fair value of $0.5 million. As December 31, 2014, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.5 million and a fair value of $0.14 million. Prosper Funding places Borrower Loans on non-accrual status when they are over 120 days past due. As of March 31, 2015 and December 31, 2014, Borrower Loans in non-accrual status had a fair value of $0.

5. Loan Servicing Assets and Liabilities

Prosper Funding accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees.  The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers and the servicing rights are retained. Prior to January 1, 2015, the initial fair value of such servicing assets or liabilities was amortized in proportion to and over the servicing period. Subsequent to January 1, 2015, the servicing assets and liabilities are measured at fair value throughout the servicing period.  The total gain recognized on the sale of such Borrower Loans was $0.3 million for the three months ended March 31, 2014. Effective January 1, 2015, Prosper Funding elected to adopt the fair value method to measure the servicing assets and liabilities for all classes subsequent to initial recognition. The total gain recognized on the sale of the Borrower Loans sold to unrelated third-party buyers was $1.9 million for the three months ended March 31, 2015.

At March 31, 2015, Borrower Loans that were facilitated and subsequently sold, but for which Prosper Funding retained servicing rights had a total outstanding principal balance of $1,448 million, original terms between 36 and 60 months and had monthly payments with fixed interest rates ranging from 6.00% to 31.90% and maturity dates through March 2020.  At December 31, 2014, Borrower Loans that were facilitated and subsequently sold, but for which Prosper Funding retained servicing rights had a total outstanding principal balance of $1,045 million, original terms between 36 and 60 months and had monthly payments with fixed interest rates ranging from 6.05% to 31.34% and maturity dates through December 2019.

The fair value of the loan servicing assets and liabilities is determined using a discounted cash flow model that includes the market servicing rate, the default rate and discount rate as important inputs.  For more details refer to Part IV - Item 15 – Exhibits, Financial Statement Schedules - Note 5 – Loan Servicing Assets and Liabilities in the Prosper Funding’s Annual Report.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for Prosper Funding's servicing asset/liability fair value measurements at March 31, 2015 and December 31, 2014:

Range
Unobservable Input	March 31, 2015	December 31, 2014
Discount rate	15% - 25%	15% - 25%
Default rate	2.0% - 19.8%	2.6% - 26.3%
Market servicing rate	0.625%	0.625% - 0.70%

Loan Servicing Assets and Liabilities Activity:

The following table presents additional information about Level 3 servicing assets and liabilities recorded at fair value for the three months ended March 31, 2015 (in thousands).

	Servicing	Servicing
	Assets	Liabilities
Amortized cost at January 1, 2015	$3,116	$624
Adjustment to adopt fair value measurement	399	(29)
Fair value at January 1, 2015	3,515	595
Additions	2,078	154
Less: Transfers to PMI	(249)	-
Less: changes in fair value	(562)	(81)
Fair value at March 31, 2015	$4,782	$668

Servicing Asset and Liability Fair Value Input Sensitivity:

The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of March 31, 2015 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Weighted average market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Servicing rate increase to 0.65%	$4,428	$(734)
Servicing rate decrease to 0.60%	$5,135	$(601)
Weighted average default assumptions	13%	13%
Resulting fair value from:
100 basis point increase	$4,694	$(667)
100 basis point decrease	$4,870	$(669)

These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.

6. Income Taxes

Prosper Funding incurred no income tax provision for the three months ended March 31, 2015 and 2014. Prosper Funding is a US disregarded entity and its income and loss is included in the return of its parent, PMI. Since PMI is in a loss position, not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.

7. Commitments and Contingencies

Operating Commitments

Prosper Funding and PMI entered into an amended and restated agreement with WebBank, pursuant to which Prosper Funding is required to pay WebBank the greater of a monthly minimum fee or a fee calculated based on a certain percentage of Borrower Loans purchased by Prosper Funding. The minimum annual fee for the year ended December 31, 2015 is $1.4 million.

Loan Purchase Commitments

Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $26.2 million of Borrower Loans that WebBank will originate within the first two business days of April 2015.

Repurchase and Indemnification Contingency

Under the terms of the loan purchase agreements between Prosper Funding and investor members that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor member. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at March 31, 2015 is $1.4 billion. Prosper Funding had accrued $161 thousand and $171 thousand as of March 31, 2015 and December 31, 2014 in regard to this obligation, respectively.

8. Related Parties

Since inception, Prosper Funding has engaged in various transactions with its directors, executive officers and sole member, and immediate family members and other affiliates of its directors, executive officers and sole member. Prosper Funding believes that all of the transactions described below were made on terms no less favorable to Prosper Funding than could have been obtained from unaffiliated third parties.

Prosper Funding’s executive officers, directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of Prosper as of March 31, 2015 and December 31, 2014 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended March 31,		Three Months Ended March 31
Related Party	2015	2014	2015	2014
Executive officers and management	$479	$214	$47	$36
Directors	-	-	-	-
Total	$479	$214	$47	$36

	Note Balance as of
Related Party	March 31, 2015	December 31, 2014
Executive officers and management	$1,842	$1,614
Directors	-	-
	$1,842	$1,614

Prosper Funding has earned approximately $4 thousand and $6 thousand in servicing fee revenue related to these Notes for the three months ended March 31, 2015 and 2014, respectively.

9. Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements for the three months ended March 31, 2014, Prosper Funding identified errors that affected the interim condensed financial statements as of and for the three months ended March 31, 2014.  The financial statements presented herein have been restated to correct for these errors that are described below.

Prosper Funding discovered certain errors in its valuation of servicing assets and liabilities which resulted in an overstatement of net loan servicing rights and an overstatement of the gain recognized on the sale of Borrower Loans which was included in other revenues of $20 thousand.  Furthermore, Prosper Funding inappropriately classified loan servicing rights in Borrower Loans Receivable at Fair Value.  Prosper Funding corrected this error by reclassifying the gross serving assets to Prepaid and Other Assets and recognized the servicing liabilities in Accounts Payable and Other Liabilities.

Prosper Funding also discovered that the Administration Fee Related Party Expense was understated by $328 thousand, servicing expenses were overstated by $381 thousand and the Related Party Receivable was understated by $53 thousand due to an error in the calculation of the fee and misclassification of certain expenses.

Prosper Funding also discovered errors related to internal use software including an overstatement of assets transferred from PMI and assets that were being amortized over their original estimated useful life after Prosper Funding decided to replace the assets before the originally estimated useful life which understated amortization by $42 thousand which is included in servicing expenses. As well Property and Equipment was overstated.

In addition to the restatements described above, Prosper Funding has made other corrections, some of which were previously identified, but were not corrected because management had determined they were not material, individually or in the aggregate, to our consolidated financial statements. These corrections related to the fair value of loans held for investment, and reclassification of certain Borrower Loans from loans held for investment to Borrower Loans.

Lastly, Prosper Funding discovered the following classification errors within its Condensed Consolidated Statement of Cash Flows:

●

Changes in certain Restricted Cash balances related to investing activities were inappropriately classified as changes in cash flows from operating activities rather than changes in cash flows from investing activities.

●

Cash flows from the principal payments and proceeds from sale related to Borrower Loans held for sale were inappropriately classified within cash flows from investing activities rather than cash flows from operating activities.

●

A portion of the change in fair value of Borrower Loans and Notes was inappropriately reflected as a cash flow from investing and financing activities, respectively, rather than an adjustment to reconcile net income to net cash used in operating activities.

Other changes related to the correction of errors in the balance sheet and statement of operations as described above.

The following tables present the impact of these corrections and corrections of other immaterial errors on the interim periods in the three months ended March 31, 2014 (in thousands):

Consolidated Statement of Operations – Three months ended March 31, 2014

	As previously reported	Reclassifications*	As reclassified	Adjustments	As corrected
Revenue
Operating Revenue
Administration Fee Revenue – Related Party	$4,053	$—	$4,053	$—	$4,053
Servicing Income, Net	—	170	170	253	423
Other Revenue	356	—	356	(57)	299
Total Operating Revenue	4,409	170	4,579	196	4,775
Interest Income on Borrower Loans	10,057	(176)	9,881	201	10,082
Interest Expense on Notes	(9,269)	-	(9,269)	(154)	(9,423)
Net Interest Income	788	(176)	612	47	659
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	298	(1)	297	(87)	210
Total Net Revenue	5,495	(7)	5,488	156	5,644
Cost of Revenue
Cost of Services	(397)	397	—	—	—
Provision for repurchase and indemnification obligation	(62)	62	—	—	—
	(459)	459	—	—	—
Expenses
Servicing	—	694	694	(296)	398
Administration Fee – Related Party	2,606	—	2,606	888	3,494
Depreciation and Amortization	235	(235)	—	—	—
Professional Services	12	(12)	—	—	—
Other Operating Expenses	88	(88)	—	—	—
General and Administration	—	100	100	4	104
Total Expenses	2,941	459	3,400	596	3,996
Other income	(7)	7	—	—	—
Total Net Income	$2,088	$—	$2,088	$(440)	$1,648

*See note 1 for further details on the reclassifications.

Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2014

	As previously
	reported	Adjustments	As corrected
Cash flows from operating activities:
Net Income	$2,088	$(440)	$1,648
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in Fair Value of Notes	32	(32)	-
Change in Fair Value of Borrower Loans Receivable	(332)	332	-
Change in Fair Value of Loans Held for Sale	2	(2)	-
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	-	(210)	(210)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	-	(133)	(133)
Depreciation and Amortization	235	42	277
Change in Servicing Rights	-	(294)	(294)
Purchase of Loans Held for Sale at Fair Value	-	(150,787)	(150,787)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	-	150,510	150,510
Changes in Operating Assets and Liabilities:		-
Restricted Cash	(1,122)	(3,632)	(4,754)
Other Assets	3	-	3
Accounts Payable and Accrued Liabilities	563	(474)	89
Payable to Investors	-	5,684	5,684
Net Related Party Payable	(463)	(53)	(516)
Net Cash Used in Operating Activities	1,006	511	1,517
Cash Flows From Investing Activities:
Purchase of Borrower Loans Receivable Held at Fair Value	(166,608)	122,395	(44,213)
Principal Payment of Borrower Loans Receivable Held at Fair Value	32,642	(4,397)	28,245
Proceeds from Sale of Borrower Loans Receivable Held at Fair Value	121,864	(121,864)	-
Repayment of Loans Held for Investment at Fair Value	100	(100)	-
Origination of Loans Held for Investment at Fair Value	(28,858)	28,858	-
Proceeds from Sale of Borrower Loans at Fair Value	28,602	(28,602)	-
Maturities of Short Term Investments	-	1,271	1,271
Purchases of Property and Equipment	-	(1,274)	(1,274)
Purchases of Property and Equipment	(183)	3	(180)
Changes in Restricted Cash Related to Investing Activities	-	(1,119)	(1,119)
Net Cash Used in Investing Activities	(12,441)	(4,829)	(17,270)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	44,199	(266)	43,933
Payment of Notes Held at Fair Value	(32,910)	4,584	(28,326)
Net Cash Provided by Financing Activities	11,289	4,318	15,607
Net Decrease in Cash and Cash Equivalents	(146)	-	(146)
Cash and Cash Equivalents at Beginning of the Period	5,789	-	5,789
Cash and Cash Equivalents at End of the Period	$5,643	$-	$5,643

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

PROSPER MARKETPLACE, INC.

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in Prosper’s Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with Prosper’s historical condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. Management’s Discussion and Analysis has been revised to include the effects of the restatement.  The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” section and elsewhere in Prosper’s Annual Report on Form 10-K.

Overview

Prosper is a pioneer of online marketplace lending that connects borrowers and investors. Prosper’s goal is to enable borrowers to access credit at affordable rates and provide investors with attractive risk-adjusted rates of return. Prosper’s marketplace facilitated $1.6 billion in Borrower Loan originations during 2014, $594 million in Q1 2015 and $3.0 billion in Borrower Loan originations as of March 31, 2015 since it first launched in 2006.

Prosper believes its online marketplace model has key advantages relative to traditional banks, including (i) an innovative marketplace model that efficiently connects qualified supply and demand of capital, (ii) online operations that substantially reduce the need for physical infrastructure and improve convenience, and (iii) data and technology driven automation that increases efficiency, and improves the borrower and investor experience. Prosper does not operate physical branches or incur expenses related to that infrastructure like traditional banks or consumer finance institutions do; instead, it uses data and technology to drive automation and efficiency in its operation. As a result, Prosper believes its business model has lower operating costs than traditional banks and consumer finance institutions, allowing it to deliver what Prosper believes is higher value and a better experience for both borrowers and investors.

To consumer borrowers, Prosper believes that it offers generally better pricing, on average, than the pricing those borrowers would pay on outstanding credit card balances or unsecured installment loans from a traditional bank. Prosper also believes that it offer faster decisions and loan originations, and greater transparency, resulting in a better customer experience than that provided by traditional banks.

To individual and institutional investors, Prosper offers a new asset class that it believes has attractive risk adjusted returns, transparency, access to consumer loans, and lower duration risk.

Prosper’s marketplace offers fixed rate, fully amortizing, unsecured consumer loans from $2,000 to $35,000. Loan terms of three and five years are available, depending upon the Prosper Rating assigned to the borrower at issue and loan amount being sought. All Borrower Loans are originated and funded by WebBank, an FDIC-insured, state chartered industrial bank organized under the laws of Utah. As part of operating its marketplace, Prosper verifies the identity of borrowers and assesses borrowers’ credit risk profile using a combination of public and proprietary data.  Prosper’s proprietary technology automates several loan origination and servicing functions, including the borrower application process, data gathering, credit scoring, loan funding, investing and servicing, regulatory compliance and fraud detection.

Results of Operations

Overview

The following table summarizes Prosper’s net loss for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Total Net Revenue	$31,721	$9,979	21,742	218%
Total Expenses (including Income Taxes)	38,997	12,697	26,300	207%
Net Loss	$(7,276)	$(2,718)	(4,558)	168%

Total revenue for the three months ended March 31, 2015 increased $21.7 million, a 218% increase from the three months ended March 31, 2014, primarily due to increased Borrower Loan originations which increased 203%. Total expenses for the three months ended March 31, 2015 increased $26.3 million, a 207% increase from the three months ended March 31, 2014, primarily due to higher compensation costs as Prosper added more staff to support its business growth, additional facilities related expenses incurred in connection with the move into a new headquarters and expansion into Phoenix, and higher marketing and origination expenses to support higher origination volume. Net loss for the three months ended March 31, 2015 increased $4.6 million, a 168% increase from the three months ended March 31, 2014, primarily due to increased expenses previously described.

American HealthCare Lending Acquisition

On January 23, 2015, Prosper acquired all of the outstanding limited liability company interests of American HealthCare Lending, LLC, a company that operates a cloud-based patient financing platform, and merged AHL with and into PHL, with PHL surviving the merger. Prosper’s condensed consolidated financial statements include PHL's results of operations and financial position from this date forward.

Origination Volume

From inception through March 31, 2015, a total of 267,127 Borrower Loans, totaling $3.0 billion, were originated through Prosper’s marketplace.

During the first quarter ended March 31, 2015, 42,527 Borrower Loans totaling $594 million were originated through Prosper’s marketplace, compared to 16,291 Borrower Loans totaling $196 million during the first quarter ended March 31, 2014. This represented a “unit” or loan, increase of 161% and a dollar increase of 203%.

The graph below presents aggregate dollar originations through Prosper’s marketplace dating back to July 2009:

Revenue

The following table summarizes Prosper’s revenue for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Operating Revenue
Transaction Fees, Net	$25,342	$8,364	16,978	203%
Servicing Fees, Net	2,569	414	2,155	521%
Other Revenue	2,998	451	2,547	565%
Total Operating Revenue	30,909	9,229	21,680	235%
Interest Income
Interest Income on Borrower Loans	10,476	10,005	471	5%
Interest Expense on Notes	(9,563)	(9,422)	(141)	1%
Net Interest Income	913	583	330	57%
Change in Fair Value of Borrower Loans, Loans Held for Investment and Notes, net	(101)	167	(268)	(160)%
Total Revenue	31,721	9,979	21,742	218%

Transaction Fees, Net

Prosper earns transaction fees paid by WebBank for Prosper’s services in connection with Borrower Loan origination. The transaction fee is equal to the origination fee WebBank charges the borrower under a Borrower Loan less the amount retained by WebBank.

Transaction fees increased primarily due to higher origination volume through Prosper’s marketplace during the three months ended March 31, 2015. The average transaction fee (gross of fees from WebBank) was 4.47% for the three months ended March 31, 2015 and the three months ended March 31, 2014.

Servicing Fees, Net

Prosper earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates Prosper for the costs it incurs in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. The servicing fee is generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The increase in servicing fees was due to the increase in Borrower Loans being serviced as a result of the increase in Borrower Loan originations.

Other Revenue

Other revenue consists primarily of credit referral fees, where partner companies pay Prosper an agreed upon amount for referrals of customers from the website, and net gains on Borrower Loans sold through the Whole Loan Channel. The increase in other revenue was due to the gains on Borrower Loans sold through the Whole Loan Channel due to an increase in volume of such sales and the addition of new credit referral partners, as well as increased traffic to existing partners.

Interest Income on Borrower Loans and Interest Expense on Notes

Prosper recognizes interest income on Borrower Loans funded through the Note Channel using the accrual method based on the stated interest rate to the extent Prosper believes it to be collectable. Prosper records interest expense on the corresponding Notes based on the contractual interest rates to the extent Prosper believes they will be collectable.  The interest rate charged on the Borrower Loans is generally 1% higher than the corresponding interest rate on the Note to compensate Prosper for servicing the Borrower Loans. This is recorded in interest income.

Overall, the increase in net interest income for the periods above was primarily driven by the increase in volume of Borrower Loans funded through the Note Channel.

Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, net

The fair value of Borrower Loans, loans held for sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans, loans held for sale and Notes include prepayment rates derived from historical prepayment rates for each credit grade, default rates derived from historical performance, recovery rates and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. Loans held for sale are primarily comprised of Borrower Loans held for short durations and are valued using the same approach as the Borrower Loans held at fair value.

The following table summarizes the fair value adjustments for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three months ended March 31,
	2015	2014
Borrower Loans	$(4,496)	$(4,150)
Loans held for sale	(107)	-
Notes	4,502	4,317
Total	$(101)	$167

Expenses

The following table summarizes Prosper’s expenses for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014	$ Change	% Change
Expenses
Origination and Servicing	$6,852	$2,291	4,561	199%
Sales and Marketing	18,570	6,434	12,136	189%
Research and Development	2,402	874	1,528	175%
General and Administrative	11,100	3,098	8,002	258%
Total Expenses	$38,924	$12,697	$26,227	207%

As of March 31, 2015, Prosper had 347 full-time employees compared to 229 full-time employees as of December 31, 2014. The following table reflects full-time employees as of March 31, 2015 and December 31, 2014 by department:

	March 31,	December 31,
	2015	2014
Origination and Servicing	133	99
Sales and Marketing	57	15
General and Administrative - Research and Development	73	65
General and Administrative - Other	84	50
Total Headcount	347	229

Origination and Servicing

Origination and servicing costs consists primarily of salaries, benefits and stock-based compensation expense related to Prosper’s credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The increase was primarily due to an increase in personnel related expenses as Prosper expanded its verification and customer support teams to support the increased loan application and processing volume and an increase in consumer reporting agency and loan processing costs which was also driven by higher loan volumes.

Sales and Marketing

Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, gift/promotional expenses, and direct mail marketing including the compensation costs such as wages, benefits and stock based compensation for the employees to support these activities. This increase was largely due to increased costs related to generating the continuing growth in originations through Prosper’s marketplace including a 280% or forty two employee increase in full time employees in this department.

Research and Development

Research and development costs consist primarily of salaries, benefits and stock-based compensation expense related to engineering and product development employees and related vendor costs. The increase was primarily due to an increase in personnel related expenses as Prosper expanded its engineering and product development teams to support continued investment in its marketplace.

General and Administrative

General and administrative expenses consists primarily of salaries, benefits and stock-based compensation expense related to accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expense. The increase was primarily due to an increase in personnel related expenses as Prosper increased its headcount to support growth and increased facilities expenses as Prosper obtained additional space to support the increase in headcount.

Liquidity and Capital Resources

The following table summarizes Prosper’s cash flow activities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(7,276)	$(2,718)
Net cash provided by (used in) operating activities	6,096	(3,541)
Net cash used in investing activities	(32,330)	(17,444)
Net cash provided by financing activities	14,009	15,621
Net decrease in cash and cash equivalents	(12,225)	(5,364)
Cash and cash equivalents at the beginning of the period	50,557	18,339
Cash and cash equivalents at the end of the period	$38,332	$12,975

Net cash decreased for the three months ended March 31, 2015 primarily due to the $19 million paid net of cash acquired to purchase American HealthCare Lending LLC, which was offset by positive cash flows from operations of $6.1 million. Net cash used in investing primarily represents the acquisition of AHL and acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.

Income Taxes

Prosper recognizes benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.

Given Prosper’s history of operating losses, it is difficult to accurately forecast when and in what amounts future results will be affected by the realization, if any, of the tax benefits of future deductions for its net operating loss carry-forwards. Based on the weight of available evidence, which includes historical operating performance and the reported cumulative net losses in prior years, Prosper has recorded a full valuation allowance against its net deferred tax assets.

Off-Balance Sheet Arrangements

In February 2012, PMI formed PFL. PMI is the sole equity member of PFL and PFL’s accounts are included in PMI’s condensed consolidated financial statements included in this Quarterly Report. PFL has been organized and is operated in a manner that is intended to minimize the likelihood that it will (i) become subject to bankruptcy proceedings or (ii) be substantively consolidated with PMI, and thus have its assets subject to claims by PMI’s creditors, in the event PMI becomes subject to a bankruptcy proceeding. PMI restructured its marketplace so that Borrower Loans sold through the Note Channel are held by PFL and PFL issues and sells the related Notes. As a result of retaining servicing rights on the sale of Borrower Loans, Prosper is a variable interest holder in certain special purposes entities that purchase these Borrower Loans.  None of these special interest entities are consolidated as Prosper is not the primary beneficiary.

Critical Accounting Policies

Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates in the Company’s Annual Report. There have been no significant changes to these critical accounting estimates during the first three months of 2015 other than noted below.

Loan Servicing Asset and Liability

On January 1, 2015, Prosper elected to adopt the fair value method to measure the servicing assets and liabilities for all classes of servicing assets and liabilities subsequent to initial recognition.  Prior to January 1, 2015 servicing assets and liabilities were measured at amortized cost subsequent to initial recognition.  The adoption of the fair value method for a particular class is irrevocable.  The difference between the amortized cost and fair value at January 1, 2015 was recorded as a decrease to accumulated deficit.

Additional Information about the Marketplace

Comparing Estimated Loss Rates to Actual Losses

Prosper reviews the performance of Borrower Loans on a monthly basis to determine how loss rate estimates compare to actual performance. As part of this monthly review, the processes for calculating and assigning loss rates and Prosper Ratings are reassessed to ensure continued accuracy. The graphs below show the estimated versus actual cumulative dollar loss rates by Prosper Rating for Borrower Loans, collectively, booked from July 13, 2009 through September 30 ,2014. Performance is as of March 31, 2015. The loss performance is tracked by vintage, meaning each line represents all Borrower Loans originated in a given period. The graphs only include Borrower Loans that have been outstanding at least 6 months. In addition, data for a point along the x axis is only included if the entire vintage is at least that mature. So, although Borrower Loans originated in July 2014 have 8 months of performance, only 6 months of performance are reflected in the graphs below because the September 2014 Borrower Loans, which are also a part of the 2014 Q3 vintage, have only completed 6 months of performance.

Vintages generally contain enough loan volume for their performance curves to be meaningful. For presentation purposes, some of the older vintages have been grouped into annual and half-year vintages.

Below is a graph that shows cumulative net charge-offs as a percentage of originations across all Prosper Ratings by vintage for Borrower Loans, collectively, originated from July 13, 2009 to September 30, 2014. The addition of “H1” means that the information reported reflects the first six months of the year presented, while “H2” reflects the second 6 months of the year presented. Similarly, “Q1” or “Q2” means that the information reported reflects the first or second quarter of the year presented.

All Ratings -- Cumulative Chargeoffs
(% of Originations) as of March 31, 2015
2009-2011
2012ALL
2013H1
2013H2
2014Q1
2014Q2
2014Q3
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36

Overall, vintages originated in 2013 and 2014 are demonstrating meaningfully lower cumulative losses than those originated in 2012 and earlier. Prosper considers changes in the risk management process implemented at the end of 2012 and in early 2013 to be a meaningful driver of this trend.

The graphs below show cumulative net charge-offs for Borrower Loans, collectively, as a percentage of originations for each Prosper Rating presented by vintage from July 13, 2009 to March 31, 2015.

AA Loans -- Cumulative Chargeoffs
(% of Originations) as of March 31, 2015
2009-2011
2012ALL
2013H1
2013H2
2014Q1
2014Q2
2014Q3
Estimated
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36

A Loans -- Cumulative Chargeoffs
(% of Originations) as of March 31, 2015
2009-2011
2012ALL
2013H1
2013H2
2014Q1
2014Q2
2014Q3
Estimated
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36

B Loans -- Cumulative Chargeoffs
(% of Originations) as of March 31, 2015
2009-2011
2012ALL
2013H1
2013H2
2014Q1
2014Q2
2014Q3
Estimated
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36

C Loans -- Cumulative Chargeoffs
(% of Originations) as of March 31, 2015
2009-2011
2012ALL
2013H1
2013H2
2014Q1
2014Q2
2014Q3
Estimated
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36

D Loans -- Cumulative Chargeoffs
(% of Originations) as of March 31, 2015
2009-2011
2012ALL
2013H1
2013H2
2014Q1
2014Q2
2014Q3
Estimated
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36

E Loans -- Cumulative Chargeoffs
(% of Originations) as of March 31, 2015
2009-2011
2012ALL
2013H1
2013H2
2014Q1
2014Q2
2014Q3
Estimated
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36

HR Loans -- Cumulative Chargeoffs
(% of Originations) as of March 31, 2015
2009-2011
2012ALL
2013H1
2013H2
2014Q1
2014Q2
2014Q3
Estimated
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36

Note: Estimated lines represent the high end of the estimated loss rate range for each Prosper Rating, except for HR, where the high end of the range is 100% and the estimated curve was set at 19.50% cumulative principal loss.

In many rating grades, risk is trending above estimates for the 2009-2012 booked vintages. To date, the majority of the 2013 and 2014 vintages have cumulative losses below their respective estimated lines. Prosper considers this change in performance to be a direct result of changes made to its risk management practices at the end of 2012 and the beginning of 2013.

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

The graph below displays the overall level of delinquency (days past due or “DPD”) for Borrower Loans, collectively, on a calendar basis. Loss estimates for the portfolio on a vintage basis may be found in the section “Comparing Estimated Loss Rates to Actual Losses”.

The following table presents aggregated information as of March 31, 2015, grouped by Prosper Rating, for all Borrower Loans, collectively, originated on Prosper’s marketplace from July 13, 2009 through March 31, 2015. With respect to delinquent Borrower Loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of March 31, 2015

Borrower Loan Originations

July 13, 2009 –March 31, 2015

(as of March 31, 2015)

(in thousands, except for number amounts)

	Total Loan Originations		Current Borrower Loans			1-30 Days Past Due
Prosper Rating	No.	Origination Amount	No.	Origination Amount	Outstanding Principal	No.	Origination Amount	Outstanding Principal
AA	21,917	$282,714	18,206	$244,839	$202,382	41	$613	$374
A	49,611	657,861	40,720	566,037	471,324	236	3,209	2,348
B	52,076	732,689	42,598	628,406	544,093	368	5,309	4,152
C	54,563	693,751	43,057	576,074	503,531	577	7,498	6,035
D	31,690	312,519	20,113	225,225	197,394	409	4,853	3,987
E	19,661	104,794	11,623	66,657	56,540	300	1,700	1,374
HR	8,596	30,197	2,779	10,056	6,588	104	388	188
	238,114	$2,814,525	179,096	$2,317,294	$1,981,852	2,035	$23,570	$18,458
Avg loan size:		$11.8
Percent of total			75.2%	82.3%		0.9%	0.8%

	Paid In Full		31+ Days Past Due			Defaulted [1]
Prosper Rating	No.	Origination Amount	No.	Origination Amount	Outstanding Principal	No.	Origination Amount	Net Charged Off Principal
AA	3,449	$34,604	63	$866	$655	158	$1,792	$1,312
A	7,513	75,217	292	3,878	3,037	850	9,520	7,052
B	7,277	77,294	468	6,582	5,353	1,365	15,098	11,955
C	7,929	76,632	816	10,682	8,962	2,184	22,865	18,880
D	7,876	55,917	531	5,650	4,706	2,761	20,874	16,312
E	5,103	23,624	413	2,265	1,898	2,222	10,549	8,133
HR	3,642	12,474	146	537	288	1,925	6,742	4,981
	42,789	$355,762	2,729	$30,460	$24,899	11,465	$87,440	$68,625
Percent of total	18.0%	12.6%	1.1%	1.1%		4.8%	3.1%

1	Includes all Borrower Loans more than 120 days past due

Default due to Delinquency:	9,555	$56,394
Default due to Bankruptcy[2] :	1,910	$12,231

2

Only includes Borrower Loans where the bankruptcy notification date is prior to the date such loan became more than 120 days past due. If Prosper was notified of a bankruptcy after a Borrower Loan was more than 120 days past due, then such loan is included in the “Default due to Delinquency” totals.

The data in the preceding tables regarding Borrower Loans may not be representative of the loss experience that will develop for future Borrower Loans. In addition, the data in the preceding tables may not be representative of the impact of prepayments experienced on Borrower Loans over time.

The following table presents aggregate information, as of March 31, 2015, regarding the results of Prosper’s collection efforts for Borrower Loans, collectively, originated after July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating (in thousands except for number amounts).

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections	Number of Loans Charged- off	Gross Aggregate Principal Balance of Loans Charged- Off	Gross Amount Recovered on Loans Charged- Off	Net Aggregate Charge- Off*
AA	268	$3,222	$187	$98	159	$1,372	$55	$1,317
A	1,341	15,808	913	450	851	7,443	250	7,193
B	2,149	25,365	1,515	712	1,367	12,392	317	12,076
C	3,426	38,006	2,375	1,214	2,193	19,606	515	19,091
D	3,780	30,517	2,152	1,355	2,752	17,054	644	16,410
E	3,006	14,587	1,185	731	2,200	8,538	363	8,174
HR	2,322	8,197	712	503	1,910	5,279	287	4,992
	16,292	$135,702	$9,039	$5,063	11,432	$71,684	$2,431	$69,253

* This amount excludes collection agency payments that were subsequently returned due to insufficient funds.

Prosper may alter the terms or make principal reductions on some Borrower Loans, which may include cases where a reduction in the initial interest rate is required by law. The Servicemembers’ Civil Relief Act requires interest rates to be reduced to 6% while a borrower in the armed forces is on active duty. In order to comply with the Servicemembers’ Civil Relief Act, Prosper has elected to make “pre-refunds” of the interest differential to the affected borrower for the period of deployment. The borrower then continues to make their regular payments. In these cases, Prosper has refunded the interest to the borrower from Prosper’s own funds and, as a result, the payments received by the applicable investor members were unchanged.

PROSPER FUNDING LLC

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in Prosper Funding’s Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with Prosper Funding’s historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. Management’s Discussion and Analysis has been revised to include the effects of the restatement. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper Funding’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” section and elsewhere in Prosper Funding’s Annual Report on Form 10-K.

Prosper Funding was formed in the state of Delaware in February 2012 as a limited liability company with its sole equity member being PMI. Prosper Funding was formed by PMI to hold Borrower Loans originated through the Note Channel and issue related Notes. Although Prosper Funding is consolidated with PMI for accounting and tax purposes, Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding. Prosper Funding’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that Prosper Funding will become subject to bankruptcy proceedings directly. Prosper Funding seeks to achieve this by placing certain restrictions on its activities and implementing certain formal procedures designed to expressly reinforce its status as a distinct corporate entity from PMI.

PFL formed PAH in November 2013 as a limited liability company with the sole equity member being PFL. PAH was formed to purchase certain Borrower Loans from PFL and, sell them to certain participants in the Whole Loan Channel.

Results of Operations

Overview

The following table summarizes Prosper Funding’s net income for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Total Net Revenue	$14,718	$5,644	$9,074	161%
Total Expenses	10,934	3,996	6,938	174%
Net Income	$3,784	$1,648	$2,136	130%

Total revenue for the three months ended March 31, 2015 increased $9.1 million, a 161% increase from the three months ended March 31, 2014, primarily due to Borrower Loan originations which increased the loan administrative fee. Total expenses for the three months ended March 31, 2015 increased $6.9 million, a 174% increase from the three months ended March 31, 2014, primarily due to higher administrative expenses and depreciation charges. Net income for the three months ended March 31, 2015 increased $2.1 million, a 130% increase from the three months ended March 31, 2014, primarily due to increased Borrower Loan originations.

Revenue

The following table summarizes Prosper Funding’s revenue for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Revenue
Operating Revenue
Administration Fee Revenue - Related Party	$9,673	$4,053	5,620	139%
Servicing Fees, Net	2,265	423	1,842	435%
Other Revenue	1,922	299	1,623	543%
Total Operating Revenue	13,860	4,775	9,085	190%
Interest Income on Borrower Loans	10,522	10,082	440	4%
Interest Expense on Notes	(9,563)	(9,423)	(140)	1%
Net Interest Income	959	659	300	46%
Change in Fair Value on Borrower Loans, Loans Held for Investment and Notes, net	(101)	210	(311)	-148%
Total Revenue	$14,718	$5,644	9,074	161%

Administration Fee Revenue - Related Party

Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The increases in the administration fee revenue were the result of higher loan volume during 2015.  Prosper Funding believes that the fees are at a rate that would be considered arm’s length.

Servicing Fee Revenue, Net

Prosper Funding earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates Prosper Funding for the costs incurred in servicing these Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. The servicing fee is currently set at 1% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The increase in servicing fees was due to the increase in Borrower Loans being serviced as a result of the increase in Borrower Loan originations.

Other Revenue

Other revenue consists primarily of gains on Borrower Loans sold through the Whole Loan Channel. The increase was due to the net gains on Borrower Loans sold through the Whole Loan Channel which increased with the increased volume of such sales.

Interest Income on Borrower Loans and Interest Expense on Notes

Prosper Funding recognizes interest income on Borrower Loans funded through the Note Channel using the accrual method based on the stated interest rate to the extent Prosper Funding believes it to be collectable. Prosper Funding records interest expense on the corresponding Notes based on the contractual interest rates to the extent Prosper Funding believes they will be collectable. The interest rate charged on a Borrower Loan is generally 1% higher than the interest rate on the corresponding Notes to compensate Prosper Funding for servicing the Borrower Loan. This is recorded in interest income.

Overall, the increase in net interest income for the periods above was primarily driven by the increase in volume of Borrower Loans funded through the Note Channel.

Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, net

The fair value of Borrower Loans, loans held for sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans, loans held for sale and Notes include prepayment rates derived from historical prepayment rates for each credit grade, default rates derived from historical performance, recovery rates and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. Loans held for sale are primarily comprised of Borrower Loans held for short durations and are recorded using the same approach as the Borrower Loans held at fair value.

The following table summarizes the fair value adjustments for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Borrower Loans	$(4,496)	$(4,107)
Loans held for sale	(107)	-
Notes	4,502	4,317
Total	$(101)	$210

Expenses

The following table summarizes Prosper Funding’s expenses for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$9,295	$3,494	5,801	166%
Servicing	1,373	398	975	245%
General and Administrative	266	104	162	156%
Total Expenses	$10,934	$3,996	6,938	174%

Administration Fee Expense - Related Party

Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI (a) an amount equal to one-twelfth (1/12) of the specified annual Corporate Administration Fees equal to 50% of finance and legal personnel costs, (b) a fee for each Borrower Loan originated through the marketplace, (c) 90% of all servicing fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding. In addition, under a second Administration Agreement between PMI and PAH, a wholly owned subsidiary of Prosper Funding, PAH is required to pay PMI an annual fee of $0.2 million, payable on a monthly basis, for PMI being the administrator of PAH’s operations. The increase in the administration fee expense was primarily due to the growth of the marketplace, resulting in increased fees owed to PMI by Prosper Funding. Prosper Funding believes that the fees are at a rate that would be considered arm’s length.

Servicing

Servicing costs consists primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The increase was primarily due to an increase in loan processing costs which was driven by higher loan volumes.

General and Administrative

General and administrative costs consist primarily of bank service charges and professional fees. The increase was primarily due to an increase in bank charges that were incurred with the increased transaction volume.

Liquidity and Capital Resources

The following table summarizes Prosper Funding’s cash flow activities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$3,784	$1,648
Net cash provided by operating activities	13,941	1,517
Net cash used in investing activities	(13,851)	(17,270)
Net cash (used by) provided by financing activities	(3,273)	15,607
Net decrease in cash and cash equivalents	(3,183)	(146)
Cash and cash equivalents at the beginning of the period	23,777	5,789
Cash and cash equivalents at the end of the period	$20,594	$5,643

Net cash decreased for the three months ended March 31, 2015, primarily due to cash distributions to PMI, Prosper Funding’s parent company that netted $15 million that were offset by cash provided by operations of $13.9 million. Operating cash flows were positive generally due to the positive net income for the period of $3.8 million and cash proceeds on the sale of Borrower Loans. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.

Income Taxes

Prosper Funding incurred no income tax expense for the three months ended March 31, 2015 and 2014. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.

Off-Balance Sheet Arrangements

As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans.  None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of March 31, 2015, Prosper Funding has not engaged in any off-balance sheet financing activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this March 31, 2015 Form 10-Q, each Registrants’ management, under the supervision and with the participation of such registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of such Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2015. As described below, each Registrant’s management has identified material weaknesses in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of such Registrant’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As a result of the material weaknesses, each Registrant’s PEO and PFO have concluded that, as of March 31, 2015, such Registrant’s disclosure controls and procedures were not effective.

Material Weakness in Internal Control over Financial Reporting

Management of each Registrant concluded that such Registrant’s internal control over financial reporting was not effective as of March 31, 2015, because of material weaknesses in its internal controls identified as described below:

•

Each Registrant has insufficient appropriate accounting department resources to develop and operate effective internal controls over financial reporting and an insufficient number of personnel appropriately qualified to perform control monitoring activities. The lack of appropriate resources led to control deficiencies in each Registrant’s financial reporting process and contributed significantly to the errors identified that led to the corrections of prior financial information referred to in note 16 and note 10 in the consolidated financial statements for the year ended and as of December 31, 2014 of Prosper Marketplace Inc. and Prosper Funding LLC, respectively.

•

Because of an inefficient data system with certain limitations, the reconciliation of data related to cash, borrower loans, and notes to the general ledger required substantial effort from personnel in each Registrants’ financial reporting and business operations groups. As a result, these reconciliations were not completed in a timely manner.

Notwithstanding the identified material weaknesses, management of each of the Registrants believes that the consolidated financial statements contained in this report present fairly in conformity with accounting principles generally accepted in the U.S. the Registrants’ financial condition, results of operations, and cash flows for the periods covered thereby in all material respects. To address the material weaknesses in the Registrants’ internal control over financial reporting, the Registrants also performed additional manual reconciliation procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Plans for Remediation of Material Weakness

As a result of the material weakness described above, Prosper has hired additional IT and finance personnel with technical accounting expertise and plans to continue such hiring. The Registrants are formalizing their accounting policies and internal controls documentation and strengthening supervisory reviews by management. Management of each Registrant has taken steps to address the causes of identified errors and to improve its internal control over financial reporting, including the implementation of new accounting and reconciliation processes and control procedures and the identification of gaps in their skills base and expertise of the staff required to meet the financial reporting requirements. Management of each Registrant is committed to improving the each Registrant’s internal control over financial reporting processes and will meet frequently with Prosper’s Audit Committee to monitor and report on the ongoing effectiveness of such remediation activities and controls.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act exempts any company that is not a “large accelerated filer” or an “accelerated filer” (as defined by SEC rules) from the requirement that such company obtain an external audit of the effectiveness of its internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. As a result, each Registrant is exempt from the requirement that it include in its Annual Report on Form 10-K an attestation report on internal control over financial reporting by an independent registered public accounting firm; however, management’s annual report on internal control over financial reporting, pursuant to Section 404(a) of the Sarbanes-Oxley Act, is still required with respect to the Registrants.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

PFL is not currently subject to any material legal proceedings.  PFL is not aware of any litigation matters which have had, or are expected to have, a material adverse effect on it.

PMI is not currently subject to any material legal proceedings. Except for the matters referenced in Note 11 (“Commitments and Contingencies”) of PMI’s Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, which information is incorporated into this Item by reference, Prosper is not aware of any litigation matters that have had, or are expected to have, a material adverse effect on it.

This Item should be read in conjunction with the Legal Proceedings disclosures in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2014 (Part I, Item 3).

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On April 7, 2015, PMI entered into a Series D Preferred Stock Purchase Agreement with several new investors, pursuant to which PMI issued and sold to such purchasers 4,777,728 shares of PMI’s new Series D convertible preferred stock for an aggregate purchase price of $165 million.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PROSPER FUNDING BECAUSE IT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

Date: May 20, 2015	/s/ Aaron Vermut
Aaron Vermut
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

Date: May 20, 2015	/s/ Xiaopei Lee
Xiaopei Lee
Chief Financial Officer of Prosper Marketplace, Inc.
Treasurer of Prosper Funding LLC (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Fifth Amended and Restated Limited Liability Company Agreement of PFL, dated October 21, 2013 (incorporated by reference to Exhibit 3.1 of the Post-Effective Amendment No. 3 to the Registration Statement on Form S-1, filed October 23, 2013 by PFL and PMI)

3.2

Amended and Restated Certificate of Incorporation of PMI (incorporated by reference to Exhibit 3.2 of Post-Effective Amendment No. 5 to the Registration Statement on Form S-1, filed April 20, 2015 by PFL and PMI)

3.3	PFL Certificate of Formation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by PFL and PMI)

3.4	Bylaws of PMI, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed October 30, 2007 by PMI)

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)

4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)

4.3

Supplemental Indenture, dated January 22, 2013, between PMI, PFL and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.4

Indenture, dated June 15, 2009, between PMI and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Pre-Effective Amendment No. 5 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed June 26, 2009)

4.5

Amended and Restated Indenture, dated January 22, 2013, between PFL and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of PMI and PFL’s Current Report on Form 8-K filed on January 28, 2013)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32.2

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document