Form 10-Q
period 2015-06-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2015-08-10
CIK 1416265, 1542574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Commission File Number	Exact Name of Registrant as Specified in its Charter	I.R.S. Employer Identification Number
333-147019 333-179941-01	PROSPER MARKETPLACE, INC. a Delaware corporation 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415)593-5400	73-1733867

333-179941	PROSPER FUNDING LLC a Delaware limited liability company 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415)593-5479	45-4526070

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

As of August 7, 2015, there were 14,191,968 shares of Prosper Marketplace Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.

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

Item 1. Condensed Consolidated Financial Statements

Prosper Marketplace, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share amounts)

	June 30, 2015	December 31, 2014
Assets
Cash and Cash Equivalents	$173,303	$50,557
Restricted Cash	147,283	81,300
Short Term Investments	1,275	1,274
Accounts Receivable	1,343	3,152
Loans Held for Sale, at Fair Value	1,431	8,463
Borrower Loans, at Fair Value	284,200	273,243
Property and Equipment, Net	18,048	14,424
Prepaid and Other Assets	14,560	7,745
Goodwill	16,825	-
Intangibles Assets, Net	3,182	-
Total Assets	$661,450	$440,158
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$21,561	$17,239
Payable to Investors	135,045	64,494
Class Action Settlement Liability	5,903	7,861
Notes at Fair Value	284,628	273,783
Repurchase Liability for Unvested Restricted Stock Awards	808	1,010
Total Liabilities	447,945	364,387
Commitments and Contingencies (see Note 11)
Convertible Preferred Stock – $0.01 par value; 35,477,685 shares authorized; 35,477,685 issued and outstanding as of June 30, 2015; 32,155,022 shares authorized; 30,699,957 issued and outstanding as of December 31, 2014. Aggregate liquidation preference of $325,952 as of June 30, 2015 and $160,952 as of December 31, 2014.	275,938	111,145
Stockholders' Deficit
Common Stock ($0.01 par value; 54,065,215 shares authorized; 14,975,613 issued and 14,008,239 outstanding as of June 30, 2015; and 47,928,883 shares authorized; 14,448,700 issued and 14,261,513 outstanding as of December 31, 2014)	117	102
Additional Paid-In Capital	93,415	86,340
Less: Treasury Stock	(21,549)	(303)
Accumulated Deficit	(134,416)	(121,513)
Total Stockholders' Deficit	(62,433)	(35,374)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$661,450	$440,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014 (As Restated)*	2015	2014 (As Restated)*
Revenue
Operating Revenue
Transaction Fees, Net	$39,800	$15,980	$65,142	$24,344
Servicing Fees, Net	3,575	697	6,144	1,112
Other Revenue	5,326	717	8,303	1,161
Total Operating Revenue	48,701	17,394	79,589	26,617
Interest Income
Interest Income on Borrower Loans	10,165	10,436	20,634	20,371
Interest Expense on Notes	(9,448)	(9,564)	(19,011)	(18,987)
Net Interest Income	717	872	1,623	1,384
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	95	27	21	271
Total Net Revenue	49,513	18,293	81,233	28,272
Expenses
Origination and Servicing	7,126	2,814	13,982	5,105
Sales and Marketing	26,580	9,392	45,150	15,826
General and Administrative	21,832	5,373	35,329	9,345
Total Expenses	55,538	17,579	94,461	30,276
Net Income (Loss) Before Taxes	(6,025)	714	(13,228)	(2,004)
Income Tax Expense	176	-	249	-
Net Income (Loss)	$(6,201)	$714	$(13,477)	$(2,004)
Less: Net Income Allocated to Participating Securities	-	(533)	-	-
Net Income (Loss) Attributable to Common Stockholders	$(6,201)	$181	$(13,477)	$(2,004)
Net Income (Loss) Per Share – Basic	$(0.56)	$0.02	$(1.24)	$(0.24)
Net Income (Loss) Per Share –Diluted	$(0.56)	$0.01	$(1.24)	$(0.24)
Weighted-Average Shares - Basic	11,122,497	8,617,887	10,833,635	8,337,853
Weighted-Average Shares - Diluted	11,122,497	16,437,323	10,833,635	8,337,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

*See Note 15

Prosper Marketplace, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014 (As Restated)*
Cash flows from Operating Activities:
Net Loss	$(13,477)	$(2,004)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	(21)	(271)
Depreciation and Amortization	3,455	791
Change in Servicing Rights	(3,962)	(974)
Stock-Based Compensation Expense	4,192	490
Loss on Impairment of Property and Equipment	-	215
Other, Net	45	63
Purchase of Loans Held for Sale at Fair Value	(1,402,499)	(475,934)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,409,426	471,151
Changes in Operating Assets and Liabilities:
Restricted Cash Except for those Related to Investing Activities	(63,254)	(20,347)
Accounts Receivable	1,956	(164)
Prepaid and Other Assets	(2,235)	(2,134)
Accounts Payable and Accrued Liabilities	2,754	3,469
Class Action Settlement Liability	(2,000)	(2,000)
Payable to Investors	70,551	17,550
Net Cash Provided by (Used in) Operating Activities	4,931	(10,099)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(94,512)	(86,796)
Principal Payments of Borrower Loans Held at Fair Value	73,457	57,811
Purchases of Property and Equipment	(6,412)	(1,672)
Maturities of Short Term Investments	1,274	1,271
Purchases of Short Term Investments	(1,275)	(1,274)
Acquisition of Business, Net of Cash Acquired	(19,000)	-
Changes in Restricted Cash Related to Investing Activities	(2,729)	(218)
Net Cash Used in Investing Activities	(49,197)	(30,878)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	94,575	86,678
Payment of Notes Held at Fair Value	(73,509)	(57,575)
Proceeds from Issuance of Convertible Preferred Stock, Net	164,793	69,958
Proceeds from Early Exercise of Stock Options and Issuance of Restricted Stock	1,669	277
Proceeds from Exercise of Vested Stock Options and Common Stock Warrants	734	114
Repurchase of Common Stock and Restricted Stock	(21,250)	(12)
Net Cash Provided by Financing Activities	167,012	99,440
Net Increase in Cash and Cash Equivalents	122,746	58,463
Cash and Cash Equivalents at Beginning of the Period	50,557	18,339
Cash and Cash Equivalents at End of the Period	$173,303	$76,802
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$19,147	$19,075
Non-Cash Investing Activity-Accrual for Property and Equipment, Net	$26	$80
Non-Cash Investing Activity-Amount Payable for the Acquisition of Business	$840	$—

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

Prosper did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014.

The preparation of Prosper’s condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in Prosper’s financial statements and accompanying notes. Prosper bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.

The accompanying interim condensed consolidated financial statements include the accounts of PMI and its wholly-owned subsidiaries, PFL and PHL. All intercompany balances have been eliminated in consolidation.

On January 23, 2015, Prosper acquired all of the outstanding limited liability company units of American HealthCare Lending, LLC (“AHL”), a company that operated a cloud-based patient financing platform, and merged AHL with and into PHL, with PHL surviving the merger. Prosper’s condensed consolidated financial statements include PHL's results of operations and financial position from this date forward (see Note 6 – American HealthCare Lending Acquisition).

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

2. Summary of Significant Accounting Policies

Prosper’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these accounting policies during the first six months of 2015 except for the policy related to the subsequent measurement of Loan Servicing Assets and Liabilities.

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

Loan Servicing Assets and Liabilities

On January 1, 2015, Prosper elected to adopt the fair value method to measure the servicing assets and liabilities for all classes of servicing assets and liabilities subsequent to initial recognition.  ASC 860-50, Servicing Assets and Liabilities, allows the adoption of the fair value method at the beginning of any fiscal year.  The adoption of the fair value method for a particular class is irrevocable.  Prior to January 1, 2015, Prosper measured the servicing assets and liabilities using the amortized cost method. This change resulted in a $575 thousand decrease to accumulated deficit, a $546 thousand increase in net servicing assets and a $29 thousand decrease in net servicing liabilities.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard will be effective for Prosper in the first quarter of fiscal 2018. Early adoption is not permitted. Prosper is currently assessing the potential impact on its financial statements from adopting this new guidance.

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. Prosper has decided to early adopt this guidance effective January 1, 2015, and the adoption of this standard had no impact on Prosper’s financial statements.

In April 2015, the FASB issued ASU 2015-05 “Customers’ Accounting for Cloud Computing Costs”, which will be effective for the annual reporting period ending after December 15, 2015. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. Prosper is currently assessing the potential impact on its financial statements from adopting this new guidance.

3. Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Property and equipment:
Computer equipment	$6,585	$3,824
Internal-use software and website development costs	11,047	4,486
Office equipment and furniture	2,062	1,904
Leasehold improvements	5,570	5,274
Assets not yet placed in service	1,247	4,361
Property and equipment	26,511	19,849
Less accumulated depreciation and amortization	(8,463)	(5,425)
Total property and equipment, net	$18,048	$14,424

Depreciation expense for the three months ended June 30, 2015 and 2014 was $1,363 thousand and $390 thousand respectively. Prosper capitalized internal-use software and website development costs in the amount of $2,079 thousand and $440 thousand for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was $3,117 thousand and $791 thousand respectively. Prosper capitalized internal-use software and website development costs in the amount of $3,935 thousand and $808 thousand for the six months ended June 30, 2015 and 2014, respectively. Prosper recorded internal-use software and website development impairment charges of $0 and $215 thousand for the six months ended June 30, 2015 and 2014 respectively, as a result of its decision to discontinue several software and website development projects.  These charges are included in general and administration expenses on the condensed consolidated statement of operations.

4. Borrower Loans, Loans Held for Sale, and Notes Held at Fair Value

The fair value of the Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary cash flow assumptions used to value such Borrower Loans, Loans Held for Sale and Notes include default rates derived from historical performance and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. The obligation to pay principal and interest on any series of Notes is equal to the loan payments, if any, received on the corresponding Borrower Loan, net of the servicing fee. As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans funded through the Note Channel, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to the Note holders. The effective interest rate associated with a series of Notes will be less than the interest rate earned on the corresponding Borrower Loan due to the servicing fee.

The aggregate principal balances outstanding and fair values of Borrower Loans, loans held for sale and Notes as of June 30, 2015 and December 31, 2014, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Aggregate principal balance outstanding	$280,862	$268,598	$(284,628)	$(272,267)	$1,416	$8,295
Fair value adjustments	3,338	4,645	-	(1,516)	15	168
Fair value	$284,200	$273,243	$(284,628)	$(273,783)	$1,431	$8,463

At June 30, 2015, Borrower Loans, loans held for sale and Notes had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through June 2020. At December 31, 2014, Borrower Loans, loans held for sale, and Notes had original maturities either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.77% to 33.04% and had various maturity dates through December 2019.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for Prosper’s Borrower Loans, loans held for sale and Notes fair value measurements at June 30, 2015 and December 31, 2014:

Range
Unobservable Input	June 30, 2015	December 31, 2014
Discount rate	2.7%-11.0%	3.3%-10.6%
Default rate	2.8%-19.8%	2.6%-19.7%

Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at June 30, 2015 Borrower Loans, loans held for sale and Notes funded through the Note Channel are presented in the following table (in thousands):

	Borrower Loans and Loans Held for Sale		Notes
Discount rate assumption:	4.65	%*	4.65	%*
Resulting fair value from:
100 basis point increase	$282,480		$281,481
200 basis point increase	279,414		278,420
Resulting fair value from:
100 basis point decrease	$288,870		$287,861
200 basis point decrease	292,199		291,185
Default rate assumption:	12.23	%*	12.23	%*
Resulting fair value from:
200 basis point decrease	$292,609		$291,611
100 basis point decrease	289,117		288,116
Resulting fair value from:
100 basis point increase	$282,159		$281,152
200 basis point increase	278,769		277,760

*	Represents weighted average assumptions considering all credit grades.

These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a fixed basis points variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.

The changes in the Borrower Loans, loans held for sale and Notes, which are Level 3 assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2014	$233,105	$(234,218)	$3,206	$2,093
Purchase of Borrower Loans/Issuance of Notes	86,796	(86,679)	475,934	476,051
Principal repayments	(57,811)	57,575	(130)	(366)
Borrower Loans sold to third parties	-	-	(471,022)	(471,022)
Other changes	(100)	89	9	(2)
Change in fair value	(9,019)	9,290	-	271
Balance at June 30, 2014	$252,971	$(253,943)	$7,997	$7,025

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2015	$273,243	$(273,783)	$8,463	$7,923
Purchase of Borrower Loans/Issuance of Notes	94,512	(94,575)	1,402,499	1,402,436
Principal repayments	(73,457)	73,509	(543)	(491)
Borrower Loans sold to third parties	-	-	(1,408,883)	(1,408,883)
Other changes	(130)	136	(9)	(3)
Change in fair value	(9,968)	10,085	(96)	21
Balance at June 30, 2015	$284,200	$(284,628)	$1,431	$1,003

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at April 1, 2014	$244,927	$(245,335)	$3,482	$3,074
Purchase of Borrower Loans/Issuance of Notes	42,529	(42,769)	325,250	325,010
Principal repayments	(29,479)	29,273	(112)	(318)
Borrower Loans sold to third parties	-	-	(320,633)	(320,633)
Other changes	(61)	(84)	10	(135)
Change in fair value	(4,945)	4,972	-	27
Balance at June 30, 2014	$252,971	$(253,943)	$7,997	$7,025

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at April 1, 2015	$280,404	$(280,801)	$1,599	$1,202
Purchase of Borrower Loans/Issuance of Notes	46,805	(46,779)	861,574	861,600
Principal repayments	(37,395)	37,440	(157)	(112)
Borrower Loans sold to third parties	-	-	(861,574)	(861,574)
Other changes	(136)	(71)	(1)	(208)
Change in fair value	(5,478)	5,583	(10)	95
Balance at June 30, 2015	$284,200	$(284,628)	$1,431	$1,003

Approximately $0.9 million and $2.1 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the three and six months ending June 30, 2015, respectively.

As of June 30, 2015, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.5 million and a fair value of $0.6 million. As of December 31, 2014, Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $1.7 million and a fair value of $0.6 million. Prosper places loans on non-accrual status when they are over 120 days past due.  As of June 30, 2015 and December 31, 2014, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0, respectively.

5. Loan Servicing Assets and Liabilities

Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees.  The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers and the servicing rights are retained. Prior to January 1, 2015, the initial fair value of such servicing assets or liabilities was amortized in proportion to and over the servicing period. Subsequent to January 1, 2015, the servicing assets and liabilities are measured at fair value throughout the servicing period.  The total gain recognized on the sale of such Borrower Loans was $3.7 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively. The total gain recognized on the sale of such Borrower Loans was $5.6 million and $1.1 million and for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $2,393 million, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 31.90% and various maturity dates through June 2020.  At December 31, 2014, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $1,306 million, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 6.05% to 31.34% and various maturity dates through December 2019.

The fair value of the loan servicing assets and liabilities is determined using a discounted cash flow model that includes assumptions of the market servicing rate, the default rate and discount rate as important inputs.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for Prosper’s servicing asset/liability fair value measurements at June 30, 2015 and December 31, 2014:

Range
Unobservable Input	June 30, 2015	December 31, 2014
Discount rate	15% - 25%	15% - 25%
Default rate	2.0% - 20.9%	2.6% - 26.3%
Market servicing rate	0.625%	0.625% - 0.70%

Loan Servicing Asset and Liabilities Activity:

The following table presents additional information about Level 3 servicing assets and liabilities measured at fair value for the six months ended June 30, 2015 (in thousands).

	Servicing Assets	Servicing Liabilities
Amortized cost at January 1, 2015	$4,163	$624
Adjustment to adopt fair value measurement	546	(29)
Fair value at January 1, 2015	4,709	595
Additions	5,837	193
Less: Changes in fair value	(1,864)	(182)
Fair value at June 30, 2015	$8,682	$606

The following table presents additional information about Level 3 servicing assets and liabilities measured at fair value for the three months ended June 30, 2015 (in thousands).

	Servicing Assets	Servicing Liabilities
Fair Value at April 1, 2015	$6,034	$668
Additions	3,759	39
Less: Changes in fair value	(1,111)	(101)
Fair value at June 30, 2015	$8,682	$606

Servicing Asset and Liability Fair Value Input Sensitivity:

The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of June 30, 2015 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Weighted average market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$8,041	$(667)
Market servicing rate decrease to 0.60%	$9,324	$(546)
Weighted average default assumptions	13%	13%
Resulting fair value from:
100 basis point increase	$8,529	$(606)
100 basis point decrease	$8,837	$(607)

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

6. American HealthCare Lending Acquisition

On January 23, 2015, Prosper acquired all of the outstanding limited liability company interests of AHL, and merged AHL with and into PHL, with PHL surviving the merger (the “Merger”). Under the terms of the purchase agreement, the sellers of AHL received an aggregate of $20.2 million in cash on the closing date and will receive $0.8 million in cash one year after the closing date subject to general representations and warranties.

PHL operates a cloud-based patient financing company for healthcare providers in the cosmetic, dentistry, bariatric surgery, fertility, plastic surgery and other markets. PHL has relationships with a nationwide network of healthcare providers.  These healthcare providers refer individuals who would like to finance medical procedures to the Prosper platform. Prosper has included the financial results of PHL in the condensed consolidated financial statements from the date of acquisition. The amounts of net revenue and loss of PHL included in Prosper’s condensed consolidated statement of operations from the merger date of January 23, 2015 to June 30, 2015 were $1.5 million and $1.6 million, respectively. Prosper recorded acquisition-related expenses of $0 and $0.2 million for the three and six months ended June 30, 2015 respectively, which is included in general and administrative expense.

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

Intangible assets as of June 30, 2015 are as follows (in thousands):

	June 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Customer relationships	$2,650	$(201)	$2,449	10.0
Technology	810	(112)	698	3.0
Brand name	60	(25)	35	1.0
Total intangible assets subject to amortization	$3,520	$(338)	$3,182

The customer relationship intangible assets are being amortized on an accelerated basis over a 10 year period. The technology and brand name intangible assets are being amortized on a straight line basis over three and one years, respectively. Amortization expense associated with intangible assets for the three and six months ended June 30, 2015 was $242 thousand and $338 thousand respectively.

Prosper valued the customer relationships, technology and brand name assets using the income approach.  Significant assumptions include forecasts of revenues, costs of revenues, operating expenses and customer attrition rates for customers.

7. Net Income (Loss) Per Share

The weighted average shares used in calculating basic and diluted net income (loss) per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.

Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended June 30, 2015		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net Income (loss) (in thousands)	$(6,201)	$714	$(13,477)	$(2,004)
Less: Net income allocated to participating securities	-	(533)	-	-
Net Income (loss) available to common stockholders for basic and diluted income (loss) per share (in thousands)	$(6,201)	$181	$(13,477)	$(2,004)
Denominator:
Weighted average shares used in computing basic net income (loss) per share	11,122,497	8,617,887	10,833,635	8,337,853
Weighted average shares used in computing diluted net income (loss) per share	11,122,497	16,437,323	10,833,635	8,337,853
Basic net income (loss) per share	$(0.56)	$0.02	$(1.24)	$(0.24)
Diluted net income (loss) per share	$(0.56)	$0.01	$(1.24)	$(0.24)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	35,477,685	32,155,022	35,477,685	32,155,022
Stock options issued and outstanding	6,982,320	-	6,478,422	3,633,509
Unvested stock options exercised	3,084,604	-	3,084,604	4,959,917
Warrants issued and outstanding	123,467	-	123,467	148,438
Total common stock equivalents excluded from diluted net loss per common share computation	45,668,076	32,155,022	45,164,178	40,896,886

8. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

Under Prosper’s amended and restated certificate of incorporation, preferred stock is issuable in series, and the board of directors is authorized to determine the rights, preferences, and terms of each series.

In April 2015, Prosper issued and sold 4,777,728 shares of new Series D (“New Series D”) convertible preferred stock in a private placement at a purchase price of $34.54 per share for proceeds of approximately $164.8 million, net of issuance costs. The New Series D convertible preferred stock was sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering. The purpose of the New Series D private placement was to raise funds for general corporate needs and for the share repurchase discussed below.

Dividends

Dividends on shares of the New Series D convertible preferred stock are payable only when, as, and if declared by the Board of Directors. No dividends will be paid with respect to the common stock until any declared dividends on the New Series A, New Series B, New Series C and New Series D convertible preferred stock have been paid or set aside for payment to the New Series A, New Series B, New Series C and New Series D convertible preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then effective conversion rate. To date, no dividends have been declared on any of Prosper’s preferred stock or common stock, and there are no dividends in arrears at June 30, 2015.

Liquidation Rights

Prosper’s convertible preferred stock has been classified as temporary equity on the accompanying balance sheets. The preferred stock is not redeemable; however, in the event of a voluntary or involuntary liquidation, dissolution, change in control or winding up of Prosper, holders of convertible preferred stock may have the right to receive such convertible preferred stock’s liquidation preference under the terms of Prosper’s certificate of incorporation.

The New Series D convertible preferred stock is entitled to receive, on a pari passu basis, prior and in preference to any distribution of proceeds from a liquidation event to the holders of Series A-1 preferred stock or common stock, an amount per share for each share of New D convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share. After the payment or setting aside for payment to the holders of New Series A, New Series B, New Series C and New Series D convertible preferred stock, the holders of Series A-1 convertible preferred stock are entitled to receive, prior and in preference to any distribution of proceeds to the holders of common stock an amount per share for each such share of Series A-1 convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share. After the payment or setting aside for payment to the holders of New Series A, New Series B, New Series C convertible preferred stock and Series A-1 convertible preferred stock, the entire remaining proceeds legally available for distribution will be distributed pro rata to the holders of New Series A convertible preferred stock and common stock in proportion to the number of shares of common stock held by them assuming the New Series A convertible preferred stock has been converted into shares of common stock at the then effective conversion rate, provided that the maximum aggregate amount per share of New Series A convertible preferred stock which the holders of New Series A convertible preferred stock shall be entitled to receive is three times the original issue price for the new Series A convertible preferred stock. At present, the liquidation preferences are equal to $1.44 per share for the New Series A convertible preferred stock, $10.00 per share for the Series A-1 convertible preferred stock, $3.02 per share for the New Series B convertible preferred stock, $14.36 per share for the New Series C convertible preferred stock and $34.54 for the New Series D convertible preferred stock.

Voting

Each holder of shares of convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted and has voting rights and powers equal to the voting rights and powers of the common stock. The holders of convertible preferred stock and the holders of common stock vote together as a single class (except with respect to certain matters that require separate votes or as required by law), and are entitled to notice of any stockholders’ meeting in accordance with Prosper’s bylaws.

The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of June 30, 2015 are disclosed in the table below (amounts in thousands except share and per share amounts):

Convertible Preferred Stock	Par Value	Authorized shares	Outstanding and Issued shares	Liquidation Preference
New Series A	$0.01	13,711,644	13,711,644	$19,774
Series A-1	0.01	4,952,183	4,952,183	49,522
New Series B	0.01	7,155,176	7,155,176	21,581
New Series C	0.01	4,880,954	4,880,954	70,075
New Series D	0.01	4,777,728	4,777,728	165,000
		35,477,685	35,477,685	325,952

Common Stock

Prosper, through its amended and restated certificate of incorporation, is the sole issuer of common stock and related options and warrants. In April 2015, Prosper amended and restated its certificate of incorporation to effect an increase in the number of authorized shares of stock. The total number of shares of stock which Prosper has the authority to issue is 89,542,900, consisting of 54,065,215 shares of common stock, $0.01 par value per share, and 35,477,685 shares of preferred stock, $0.01 par value per share. As of June 30, 2015, 14,975,613 shares of common stock were issued and 14,008,239 shares of common stock were outstanding. As of December 31, 2014, 14,448,700 shares of common stock were issued and 14,261,513 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.

On June 12, 2015, Prosper repurchased 777,025 shares of common stock from certain employees at a price equal to $34.54 per share for an aggregate purchase price of $26.8 million.  As the purchase price exceeded the fair value of common stock at the time of the repurchase, Prosper recognized compensation costs of $5.7 million which is recorded in Origination and Servicing for $0.13 million, Sales and Marketing for $0.04 million and General and Administrative for $5.50 million on the statement of operations.  As part of this transaction Prosper repurchased 721,419 shares for a total of $24.9 million from Prosper’s executive officers.

Common Stock Issued upon Exercise of Stock Options

During the six months ended June 30, 2015 Prosper issued 438,795 shares of common stock, upon the exercise of options for cash proceeds of $0.66 million, of which 12,709 shares were unvested. With the approval of Prosper’s board of directors, Prosper allows certain employees and directors to exercise stock options granted under the 2005 Plan prior to vesting. The unvested shares are subject to Prosper’s repurchase right at the original exercise price. Early exercises of options are not deemed to be substantive exercises for accounting purposes and therefore, amounts received for early exercises are initially recorded in repurchase liability for unvested restricted stock awards.  Such amounts are reclassified to common stock and additional paid-in capital as the underlying shares vest. At June 30, 2015 and December 31, 2014, there were 3,084,604 and 4,114,269 shares respectively of restricted stock outstanding that remain unvested and subject to Prosper’s right of repurchase.

For the six months ended June 30, 2015, Prosper repurchased 30,341 shares of restricted stock for $4 thousand upon termination of employment of various employees.

Common Stock Issued upon Exercise of Warrants

For the six months ended June 30, 2015, Prosper issued 35,678 shares of common stock upon the exercise of warrants for aggregate proceeds of $116 thousand.

9. Stock Option Plan and Compensation

In 2005, Prosper’s stockholders approved the adoption of the 2005 Stock Plan. In December 2010, Prosper’s stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (the “2005 Plan”).   The 2005 Plan expired during the three months ending June 30, 2015 and Prosper’s stockholders approved the adoption of the 2015 Equity Incentive Plan (the “2015 Plan”). As of June 30, 2015 under the 2005 Plan, options to purchase up to 15,195,255 shares of common stock are reserved and may be granted to employees, directors, and consultants by Prosper’s board of directors and stockholders to promote the success of its business.  As of June 30, 2015 under the 2015 Plan, options to purchase up to 2,080,323 shares of common stock are reserved and may be granted to employees, directors, and consultants by Prosper’s board of directors and stockholders to promote the success of its business.   Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter.  In no event are options exercisable more than ten years after the date of grant.

At June 30, 2015, there were 1,633,723 stock options available for grant under the 2015 Plan and zero stock options available for grant under the 2005 Plan.

Early Exercised Stock Options

The activity of options that were early exercised under the 2005 Plan for the six months ended June 30, 2015 is below:

	Early exercised options, unvested	Weighted average exercise price
Balance as of January 1, 2015	4,112,269	$0.25
Exercise of non-vested stock options	12,709	3.07
Repurchase of restricted stock	(30,341)	0.13
Restricted stock vested	(1,010,033)	0.23
Balance as of June 30, 2015	3,084,604	$0.26

Additional information regarding the unvested early exercised stock options outstanding as of June 30, 2015 is as follows:

	Options Outstanding
Range of
Exercise	Number	Weighted –Avg.	Weighted –Avg.
Prices	Outstanding	Remaining Life	Exercise Price
$0.10	2,672,797	1.64	$0.10
0.57	351,563	2.71	0.57
5.65	60,244	3.10	5.65
$0.10 - $5.65	3,084,604	1.79	$0.26

Stock Option Activity

Stock option activity under the 2005 Plan and 2015 Plan is summarized for the six months ended June 30, 2015 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2015	4,994,998	$1.85
Options granted	2,919,414	19.52
Options exercised – vested	(426,086)	1.45
Options exercised – nonvested	(12,709)	3.07
Options forfeited	(570,281)	2.79
Balance as of June 30, 2015	6,905,336	9.26

Options vested and/or exercisable at June 30, 2015	5,798,746	8.30

For the six months ended June 30, 2015, Prosper granted stock options to purchase 2,919,414 shares of common stock with a weighted average grant date fair value of $14.72 per share and an estimated aggregate fair value of approximately $43.0 million.

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of June 30, 2015 is as follows:

	Options Outstanding			Options Vested and Exercisable
		Weighted –	Weighted –		Weighted -
Range of		Avg.	Avg.		Avg.
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Vested	Price
$0.10	139,046	8.12	$0.10	69,939	$0.10
0.57	2,612,902	8.11	0.57	2,133,049	0.57
1.20	60,889	6.20	1.20	57,470	1.20
1.70	44,491	6.78	1.70	36,427	1.70
2.00	81,724	5.10	2.00	81,724	2.00
5.00	7,000	1.25	5.00	7,000	5.00
5.60	18,250	4.21	5.60	18,250	5.60
5.65	1,077,995	9.21	5.65	70,750	5.65
18.11	2,416,439	9.63	18.11	-	18.11
27.24	446,600	9.87	27.24	-	27.24
$0.10 - $27.24	6,905,336	8.85	$7.49	2,474,609	$0.83

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires Prosper to make assumptions and judgments about the variables used in the calculation, including the fair value of its common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of its common stock value, a risk-free interest rate, and expected dividends.

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

As Prosper’s stock is not publicly traded, the expected volatility of its stock price is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of Prosper. The expected term assumptions were determined based on the vesting terms and contractual terms of the options using the simplified method. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Prosper uses an expected dividend yield of zero as it does not anticipate paying any dividends in the foreseeable future. Expected forfeitures are based on Prosper’s historical experience.

The fair value of Prosper’s stock option awards for the three months and six months ended June 30, 2015 and 2014 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Volatility of common stock	52.75%	72.48%	57.26%	69.29%
Risk-free interest rate	1.80%	1.97%	1.72%	1.77%
Expected life	6.0	6.1 years	6.1 years	5.6 years
Dividend yield	0%	0%	0%	0%

During the six months ended June 30, 2015, Prosper issued 90,000 shares of restricted stock to employees at a purchase price of $18.11 per share.  One third of these shares vest on the annual anniversary date of the grant over the three year term of the agreement.

The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Origination and servicing	$292	$8	$436	$70
Sales and marketing	676	15	1,065	32
General and administrative	1,784	217	2,691	388
Total stock based compensation	$2,752	$240	$4,192	$490

During the three months ended June 30, 2015 and 2014, Prosper capitalized $175 thousand and $5 thousand respectively, of stock-based compensation as internal use software and website development costs. During the six months ended June 30, 2015 and 2014, Prosper capitalized $297 thousand and $10 thousand respectively, of stock-based compensation as internal use software and website development costs.   As of June 30, 2015, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper’s employees’ unvested stock-based awards was approximately $34.8 million, which will be recognized over the remaining weighted-average vesting period of approximately 3.3 years.

10. Income Taxes

For the three and six months ended June 30, 2015, Prosper recognized $176 thousand and $249 respectively of income tax expense. The income tax expense relates to state income tax expense and the amortization of goodwill from the Acquisition for tax purposes which gives rise to an indefinite-lived deferred tax liability.  No other income tax expense or benefit was recorded for the three and six months ended June 30, 2015 and 2014 due to a full valuation allowance recorded against our deferred tax assets.

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

The net amount of unrecognized tax benefits as of June 30, 2015 is $4.9 million related to the uncertainty of whether Prosper will be allowed to utilize certain California NOL carryforwards and R&D credits to offset future taxable income due to Section 382 limitations. Prosper does not expect any material changes in the next 12 months to its unrecognized tax benefits.

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2014, Prosper identified an error that affected the disclosure of Unrecognized Tax Benefits as of December 31, 2014.  The error was the result of presenting a portion of the unrecognized tax benefit gross of the application of the applicable tax rate, which resulted in an overstatement of the amount.  The amount of unrecognized tax benefits as of January 1, 2015 has been revised to reflect the correction of the error.  All unrecognized tax benefits are netted against deferred tax assets with a full valuation allowance.  If these amounts are recognized there will be no effect on Prosper's effective tax rate due to the full valuation allowance.

The following table summarizes Prosper’s activity related to its unrecognized tax benefits (in thousands):

Beginning balance as of January 1, 2015	$4,927
Decrease related to prior year positions	-
Increase related to current year positions	-
Ending balance as of June 30, 2015	$4,927

The unrecognized tax benefits would not affect income tax expense if recognized, after consideration of the valuation allowance.  Prosper recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made.  The interest and penalties are recognized as other expense in the income statement.  Prosper currently has no interest and penalties related to uncertain tax positions.

11. Commitments and Contingencies

Future Minimum Lease Payments

During 2014, Prosper entered into leases for its new corporate headquarters at 221 Main Street in San Francisco, California and for its co-location facility.  These are non-cancelable operating leases that expire in February 2023 and August 2015, respectively. In 2014, Prosper entered into a lease for office space in Phoenix, Arizona under an operating lease that expires in July 2021.  In 2015, Prosper entered into a lease for office space in Lehi, Utah under an operating lease that expires in February 2027.

Future minimum rental payments under these leases as of June 30, 2015 are as follows (in thousands):

Remaining six months of 2015	1,913
2016	4,439
2017	5,326
2018	5,687
2019	5,845
2020	6,007
Thereafter	20,923
Total future operating lease obligations	$50,140

Rental expense under operating lease arrangements was $0.9 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively. Rental expense under operating lease arrangements was $1.7 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

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

Loan Purchase Commitments

Prosper has entered into an agreement with WebBank to purchase $31.2 million of Borrower Loans that WebBank is originating within the first two business days of the three months ended September 30, 2015.

Repurchase and Indemnification Contingency

Under the terms of the loan purchase agreements between Prosper and investor members that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor member. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at June 30, 2015 is $2,393 million. Prosper has accrued $281 thousand and $171 thousand as of June 30, 2015 and December 31, 2014, respectively in regard to this obligation.

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

On April 21, 2009, Prosper and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between Prosper and the states in which it, under its initial platform structure, offered promissory notes for sale directly to investor members prior to November 2008. The consent order involves payment by Prosper of up to an aggregate of $1 million in penalties, which have been allocated among the states based on Prosper’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of our promissory note sale activities prior to November 2008. Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order; however, no state is obliged to do so, and there is no deadline by which a state must make its decision. Prosper is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against Prosper, subject to any applicable statute of limitations. As of June 30, 2015, Prosper has entered into consent orders with 35 states and has paid an aggregate of $0.48 million in penalties to those states.

As of June 30, 2015 and December 31, 2014, Prosper has accrued approximately $0.23 million and $0.25 million, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1 million maximum fee pro-rata by state, using Prosper’s promissory note sales from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order, assigning a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, Prosper considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against Prosper; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. Prosper will continue to evaluate this accrual and related assumptions as new information becomes known.

In 2008, plaintiffs filed a class action lawsuit against Prosper and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California. The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. On July 19, 2013 solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation agreed to enter into a settlement to resolve all claims related thereto (the “Settlement”). In connection with the Settlement, Prosper agreed to pay an aggregate amount of $10 million into a settlement fund, split into four annual installments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. The Settlement received final approval in a final order and judgment entered by the Superior Court on April 16, 2014. Pursuant to the final order and judgment, the claims in the class action were dismissed, and the defendants were released by the plaintiffs from all claims that were or could have been asserted concerning the issues alleged in the class action lawsuit. The reserve for the class action settlement liability is $5.9 million in the condensed consolidated balance sheet as of June 30, 2015.

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

Prosper’s executive officers, directors who are not executive officers and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and six months ended June 30, 2015 and 2014, as well as the Notes outstanding as of June 30, 2015 and December 31, 2014 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Six Months Ended June 30,		Six Months Ended June 30,
Related Party	2015	2014	2015	2014
Executive officers and management	$846	$403	$98	$49
Directors	20	$3	$4	$3
Total	$866	$406	$102	$52

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended June 30,		Three Months Ended June 30,
Related Party	2015	2014	2015	2014
Executive officers and management	$365	$189	$51	$13
Directors	-	$1	$2	$-
Total	$365	$190	$53	$13

	Notes Balance as of
Related Party	June 30, 2015	December 31, 2014
Executive officers and management	$1,992	$1,614
Directors	96	76
	$2,088	$1,690

   Prosper has earned approximately $5 thousand and $2 thousand in servicing fee revenue related to these Notes for the three months ended  June 30, 2015 and 2014, respectively.  Prosper has earned approximately $9 thousand and $8 thousand in servicing fee revenue related to these Notes for the six months ended  June 30, 2015 and 2014, respectively.

13. Postretirement Benefit Plans

Prosper has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer eligible compensation up to the annual maximum as determined by the Internal Revenue Service. Prosper’s contributions to the 401(k) plan are discretionary. During the three months ended June 30, 2015 and 2014, Prosper has contributed $0.4 million and $0.2 million to the 401 (k) plan.  During the six months ended June 30, 2015 and 2014, Prosper has contributed $0.8 million and $0.2 million to the 401 (k) plan.

14. Segments

Prosper’s chief operating decision maker, which is its executive group, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The chief operating decision maker does not review any financial information that is at a lower level than the overall Prosper results.  As such, Prosper has a single reporting segment and operating unit structure.

15. Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements for the three and six months ended June 30, 2014, Prosper identified errors that affected the interim condensed financial statements as of and for the three and six months ended June 30, 2014. Financial statements presented herein have been restated to correct for these errors that are described below and summarized in the tables that follow.

Prosper discovered that certain fees that Prosper pays to WebBank were incorrectly classified as expenses.  Since WebBank is a customer of Prosper and Prosper earns transaction fees from WebBank any cash consideration paid to WebBank should be recorded as a reduction of the Transaction Fees earned by Prosper.   This resulted in an overstatement of Transaction Fee revenues and Origination and Servicing expenses of $700 thousand and $1,089 thousand for the three and six months ended June 30, 2014, respectively.

Prosper also discovered that certain rebates offered on the sale of Borrower Loans and Notes were incorrectly classified as Transaction Fee revenue and should have been classified as Other Revenue or Change in Fair value of Borrower Loans, Loans Held for Sale and Notes.   This resulted in an understatement of Transaction Fee revenues of $428 thousand, an overstatement of Other Revenues of $392 thousand and an overstatement of Change in Fair Values of Borrower Loans, Loans Held for Sale and Notes of $36 thousand for the three months ended June 30, 2014.  This resulted in an understatement of Transaction Fee revenues of $660 thousand, an overstatement of Other Revenues of $580 thousand and an overstatement of Change in Fair Values of Borrower Loans, Loans Held for Sale and Notes of $80 thousand for the six months ended June 30, 2014.

Additionally, Prosper discovered certain errors in its valuation of servicing assets and liabilities which resulted in an overstatement of net loan servicing rights and an understatement of the gain recognized on the sale of Borrower Loans which was included in Other Revenues of $946 thousand and $926 thousand for the three and six months ended June 30, 2015, respectively.   Also, we discovered errors in our amortization of the servicing assets and liabilities which understated Servicing Income by $600 thousand and $951 thousand for the three and six months ending June 30, 2014, respectively.

Prosper also discovered errors related to internal use software and web site development costs including an impairment that was not recorded when the project was abandoned in the prior year and assets were being amortized over a time period that exceeded their useful life which understated amortization included in Origination and Servicing expense for $9 thousand and $51 thousand for the three and six months ended June 30, 2014, respectively.

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

Prosper also discovered the following classification errors within its Condensed Consolidated Statement of Cash Flows:

●

Changes in Restricted Cash and Payable to Investors balances related to operating activities were inappropriately presented due to certain bank accounts being inappropriately excluded from the balance sheet.  The use of the cash in these bank accounts is restricted and may only be used by the Company to fund Borrower Loans, at Fair Value on which investors have bid.

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

Lastly, Prosper corrected its calculation of basic and diluted earnings (loss) per share for the changes to net income (loss) and errors in the calculation of the weighted average basic and diluted shares which was overstated by 456,484 shares for the six months ended June 30, 2014.  For the three months ended June 30, 2014 as a result of the corrections described above the net loss moved to net income; in addition, because the Convertible Preferred Stock participates in any earnings income allocated to participating securities, the amount was understated by $533 thousand. Further the weighted average shares for basic and diluted earnings per share were overstated by 537,312 shares and understated by 7,282,124 shares, respectively.

The following tables present the impact of these corrections and corrections of other immaterial errors on three and six months ended June 30, 2014 ($ in thousands):

Condensed Consolidated Statement of Operations – Three months ended June 30, 2014

	As previously reported	Reclassifications*	As reclassified	Adjustments	As corrected
Revenue
Operating Revenue
Transaction Fees, Net	$16,448	$(429)	$16,019	$(39)	$15,980
Rebates and Promotions	(639)	639	-	-	-
Servicing Fees, Net	-	83	83	614	697
Other Revenue	269	-	269	448	717
Total Operating Revenue	16,078	293	16,371	1,023	17,394
Interest Income on Borrower Loans	10,702	(293)	10,409	27	10,436
Interest Expense on Notes	(9,494)		(9,494)	(70)	(9,564)
Net Interest Income	1,208	(293)	915	(43)	872
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	91	-	91	(64)	27
Total Net Revenue	17,377	-	17,377	916	18,293
Cost of Revenue
Cost of Services	(767)	767	-	-	-
Provision for repurchase and indemnification obligation	(54)	54	-	-	-
	(821)	821	-	-	-
Expenses
Compensation and benefits	5,277	(5,277)	-	-	-
Marketing and advertising	9,040	(9,040)	-	-	-
Depreciation and amortization	380	(380)	-	-	-
Professional services	364	(364)	-	-	-
Facilities and maintenance	621	(621)	-	-
Loss on impairment	-	-	-	-	-
Other	877	(877)	-	-	-
Origination and Servicing	-	2,773	2,773	41	2,814
Sales and Marketing	-	9,392	9,392	-	9,392
General and Administrative	-	5,215	5,215	158	5,373
Total Expenses	16,559	821	17,380	199	17,579
Other income	-	-	-	-	-
Total Net Income	$(3)	$-	$(3)	$717	$714

*See note 1 for a description of the reclassifications.

Condensed Consolidated Statement of Operations – Six months ended June 30, 2014

	As previously reported	Reclassifications*	As reclassified	Adjustments	As corrected
Revenue
Operating Revenue
Transaction Fees, Net	$25,149	$(660)	24,489	$(145)	$24,344
Rebates and Promotions	(999)	999	-	-	-
Servicing Fees, Net	-	182	182	930	1,112
Other Revenue	965	-	965	196	1,161
Total Operating Revenue	25,115	521	25,636	981	26,617
Interest Income on Borrower Loans	20,812	(522)	20,290	81	20,371
Interest Expense on Notes	(18,763)		(18,763)	(224)	(18,987)
Net Interest Income	2,049	(522)	1,527	(143)	1,384
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	389	-	389	(118)	271
Total Net Revenue	27,553	(1)	27,552	720	28,272
Cost of Revenue
Cost of Services	(1,293)	1,293	-	-	-
Provision for repurchase and indemnification obligation	(116)	116	-	-	-
	(1,409)	1,409	-	-	-
Expenses
Compensation and benefits	9,219	(9,219)	-	-	-
Marketing and advertising	15,026	(15,026)	-	-	-
Depreciation and amortization	743	(743)	-	-	-
Professional services	541	(541)	-	-	-
Facilities and maintenance	1,066	(1,066)	-	-
Loss on impairment	215	(215)	-	-	-
Other	1,503	(1,503)	-	-	-
Origination and Servicing	-	4,904	4,904	201	5,105
Sales and Marketing	-	15,816	15,816	10	15,826
General and Administrative	-	9,001	9,001	344	9,345
Total Expenses	28,313	1,408	29,721	555	30,276
Other income	-	-	-	-	-
Total Net Income	$(2,169)	$-	$(2,169)	$165	$(2,004)

*See note 1 for a description of the reclassifications.

Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2014

	As previously
	reported	Adjustments	As corrected
Cash flows from operating activities:
Net Loss	$(2,169)	$165	$(2,004)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	-	(271)	(271)
Change in Fair Value of Notes	(1,350)	1,350	-
Change in Fair Value of Borrower Loans Receivable	958	(958)	-
Change in Fair Value of Loans Held for Sale	3	(3)	-
Other, Net	-	63	63
Depreciation and Amortization	743	48	791
Stock-Based Compensation	500	(10)	490
Loss on Impairment of Property and Equipment	215	-	215
Change in Servicing Rights	-	(974)	(974)
Purchase of loans held for sale at fair value	-	(475,934)	(475,934)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	-	471,151	471,151
Changes in Operating Assets and Liabilities:		-
Restricted Cash	(2,473)	(17,874)	(20,347)
Accounts Receivable	(11)	(153)	(164)
Prepaid and Other Assets	(2,162)	28	(2,134)
Accounts Payable and Accrued Liabilities	3,776	(307)	3,469
Repurchase liability for unvested stock awards	-	-	-
Payable to Investors	-	17,550	17,550
Class Action Settlement Liability	(2,000)	-	(2,000)
Net Cash Used in Operating Activities	(3,970)	(6,129)	(10,099)
Cash Flows From Investing Activities:
Purchase of Borrower Loans Receivable Held at Fair Value	(330,464)	243,668	(86,796)
Principal Payment of Borrower Loans Receivable Held at Fair Value	65,648	(7,837)	57,811
Proceeds from Sale of Borrower Loans Receivable Held at Fair Value	243,235	(243,235)	-
Repayment of Loans Held for Investment at Fair Value	312	(312)	-
Origination of Loans Held for Investment at Fair Value	(111,927)	111,927	-
Proceeds from sale of Borrower Loans at Fair Value	105,986	(105,986)	-
Purchases of Property and Equipment	(1,762)	90	(1,672)
Maturities of Short Term Investments	-	1,271	1,271
Purchases of Short Investments	-	(1,274)	(1,274)
Changes in Restricted Cash Related to Investing Activities	-	(218)	(218)
Net Cash Used in Investing Activities	(28,972)	(1,906)	(30,878)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	86,713	(35)	86,678
Payment of Notes Held at Fair Value	(65,646)	8,071	(57,575)
Proceeds from Issuance of Convertible Preferred Stock, net	69,958	-	69,958
Proceeds from Early Exercise of Stock Options	276	1	277
Proceeds from Exercise of Vested Stock Options and Common Stock Warrants	31	83	114
Proceeds from the Exercise of Warrants	85	(85)	-
Repurchase of Restricted Stock	(12)	-	(12)
Net Cash Provided by Financing Activities	$91,405	$8,035	$99,440
Net Decrease in Cash and Cash Equivalents	58,463	-	58,463
Cash and Cash Equivalents at Beginning of the Period	18,339	-	18,339
Cash and Cash Equivalents at End of the Period	$76,802	$-	$76,802

Prosper Funding LLC

Condensed Consolidated Balance Sheets (Unaudited)

(amounts in thousands)

	June 30, 2015	December 31, 2014
Assets
Cash and Cash Equivalents	$11,568	$23,777
Restricted Cash	138,218	73,103
Short Term Investments	1,275	1,274
Loans Held for Sale at Fair Value	1,431	8,463
Borrower Loans at Fair Value	284,200	273,243
Property and Equipment, Net	5,796	1,125
Related Party Receivable	-	1,135
Other Assets	7,652	3,120
Total Assets	$450,140	$385,240
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$1,741	$1,357
Payable to Related Party	252	-
Payable to Investors	133,495	63,809
Notes at Fair Value	284,628	273,783
Total Liabilities	420,116	338,949
Member's Equity
Member's Equity	2,370	29,619
Retained Earnings	27,654	16,672
Total Member's Equity	30,024	$46,291
Total Liabilities and Member's Equity	$450,140	$385,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 as Restated*	2015	2014 as Restated*
Revenue
Operating Revenue
Administration Fee Revenue - Related Party	$14,213	$6,898	$23,886	$10,951
Servicing Income, Net	3,272	703	5,536	1,126
Other Revenue	3,696	679	5,596	977
Total Operating Revenue	21,181	8,280	35,018	13,054
Interest Income on Borrower Loans	10,209	10,544	20,723	20,512
Interest Expense on Notes	(9,448)	(9,564)	(19,011)	(18,986)
Net Interest Income	761	980	1,712	1,526
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	94	27	21	352
Total Net Revenue	22,036	9,287	36,751	14,932
Expenses
Administration Fee - Related Party	14,085	5,536	23,380	9,031
Servicing	899	358	2,271	755
General and Administration	282	81	546	186
Total Expenses	15,266	5,975	26,197	9,972
Total Net Income	$6,770	$3,312	$10,554	$4,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

*See Note 9

Prosper Funding LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2015	2014 As Restated*
Cash Flows from Operating Activities:
Net Income	$10,554	$4,960
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	(21)	(352)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	2	2
Change in Servicing Rights	(4,357)	(998)
Depreciation and Amortization	1,896	539
Purchase of Loans Held for Sale at Fair Value	(1,402,499)	(475,934)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,409,426	471,151
Changes in Operating Assets and Liabilities:
Restricted Cash Except for those Related to Investing Activities	(62,390)	(19,943)
Other Assets	(14)	4
Accounts Payable and Accrued Liabilities	402	527
Payable to Investors	69,686	16,995
Net Related Party Receivable/Payable	1,387	(249)
Net Cash Provided by Operating Activities	24,072	(3,298)
Cash flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(94,512)	(86,715)
Principal Payments of Borrower Loans Held at Fair Value	73,457	57,811
Maturities of Short Term Investments	1,274	1,271
Purchase of Short Term Investments	(1,275)	(1,274)
Purchases of Property and Equipment	(6,567)	(553)
Changes in Restricted Cash Related to Investing Activities	(2,725)	(121)
Net Cash Used in Investing Activities	(30,348)	(29,581)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	94,576	86,679
Payment of Notes Held at Fair Value	(73,509)	(57,575)
Net Cash Included in Transfer of Assets to Parent	(27,000)	-
Net Cash (Used By) Provided by Financing Activities	(5,933)	29,104
Net (Decrease) Increase in Cash and Cash Equivalents	(12,209)	(3,775)
Cash and Cash Equivalents at Beginning of the Period	23,777	5,789
Cash and Cash Equivalents at End of the Period	$11,568	$2,014
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$19,147	$19,075
Non-Cash Financing Activity - Distribution to Parent	$249	$342

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

Prosper Funding did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014.

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

2. Significant Accounting Policies

Prosper Funding's significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these accounting policies during the first six months of 2015 except for the policy related to the subsequent measurement of Loan Servicing Assets and Liabilities.

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

Loan Servicing Assets and Liabilities

On January 1, 2015, Prosper Funding elected to adopt the fair value method to measure the servicing assets and liabilities for all classes of servicing assets and liabilities, subsequent to initial recognition.  ASC 860, Servicing Assets and Liabilities allows the adoption of the fair value method at the beginning of any fiscal year.  The adoption of the fair value method for a particular class is irrevocable.  Prior to January 1, 2015, Prosper Funding measured the servicing assets and liabilities using the amortized cost method. This change resulted in a $428 thousand increase to retained earnings, a $399 thousand increase in net servicing assets and a $29 thousand decrease in net servicing liabilities.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard will be effective for Prosper Funding in the first quarter of fiscal 2018. Early adoption is not permitted. Prosper Funding is currently assessing the potential impact on its financial statements from adopting this new guidance.

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. Prosper Funding has decided to early adopt this guidance effective January 1, 2015, and the adoption of this standard had no impact on Prosper Funding’s financial statements.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Property and equipment:
Internal-use software and web site development costs	$10,530	$4,042
Less accumulated depreciation and amortization	(4,734)	(2,917)
Total property and equipment, net	$5,796	$1,125

Depreciation expense for the three months ended June 30, 2015 and 2014 was $676 thousand and $262 thousand, respectively.   Depreciation expense for the six months ended June 30, 2015 and 2014 was $1,896 thousand and $539 thousand, respectively

4. Borrower Loans, Loans Held For Sale and Notes Held at Fair Value

The fair value of the Borrower Loans, loans held for sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary cash flow assumptions used to value such Borrower Loans, loans held for sale and Notes include default rates derived from historical performance and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. The obligation to pay principal and interest on any series of Notes is equal to the loan payments, if any, received on the corresponding Borrower Loan, net of the servicing fee. As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans funded through the Note Channel, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to the Note holders. The effective interest rate associated with a series of Notes will be less than the interest rate earned on the corresponding Borrower Loan due to the servicing fee.

The aggregate principal balances outstanding and fair values of Borrower Loans, loans held for sale and Notes as of June 30, 2015 and December 31, 2014, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Aggregate principal balance outstanding	$280,862	$268,593	$(284,628)	$(272,270)	$1,416	$8,295
Fair value adjustments	3,338	4,650	-	(1,513)	15	168
Fair value	$284,200	$273,243	$(284,628)	$(273,783)	$1,431	$8,463

At June 30, 2015, Borrower Loans, loans held for sale and Notes had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through June 2020. At December 31, 2014, Borrower Loans, Notes and loans held for sale had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.77% to 33.04% and had various maturity dates through December 2019.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for Prosper Funding’s Borrower Loans, loans held for sale and Notes fair value measurements at June 30, 2015 and December 31, 2014:

Range
Unobservable Input	June 30, 2015	December 31, 2014
Discount rate	2.7%-11.0%	3.2%-10.6%
Default rate	2.8%-19.8%	2.6%-19.7%

Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at June 30, 2015 for Borrower Loans, loans held for sale and Notes funded are presented in the following table (in thousands):

	Borrower Loans and Loans Held for Sale		Notes
Discount rate assumption:	4.65	%*	4.65	%*
Resulting fair value from:
100 basis point increase	$282,480		$281,481
200 basis point increase	279,414		278,420
Resulting fair value from:
100 basis point decrease	$288,870		$287,861
200 basis point decrease	292,199		291,185
Default rate assumption:	12.23	%*	12.23	%*
Resulting fair value from:
200 basis point decrease	$292,609		$291,611
100 basis point decrease	289,117		288,116
Resulting fair value from:
100 basis point increase	$282,159		$281,152
200 basis point increase	278,769		277,760

*	Represents weighted average assumptions considering all credit grades.

These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a fixed basis points variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.

The changes in the Borrower Loans, loans held for sale and Notes, which are Level 3 assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at January 1, 2014	$233,105	$(234,218)	$3,206	$2,093
Originations	86,715	(86,679)	475,934	475,970
Principal repayments	(57,811)	57,575	(130)	(366)
Borrower Loans sold to third parties	-	-	(471,022)	(471,022)
Other changes	(100)	89	9	(2)
Change in fair value	(8,938)	9,290	-	352
Balance at June 30, 2014	$252,971	$(253,943)	$7,997	$7,025

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at January 1, 2015	$273,243	$(273,783)	$8,463	$7,923
Originations	94,512	(94,575)	1,402,499	1,402,436
Principal repayments	(73,457)	73,509	(543)	(491)
Borrower Loans sold to third parties	-	-	(1,408,883)	(1,408,883)
Other changes	(130)	136	(9)	(3)
Change in fair value	(9,968)	10,085	(96)	21
Balance at June 30, 2015	$284,200	$(284,628)	$1,431	$1,003

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at April 1, 2014	$244,927	$(245,335)	$3,482	$3,074
Originations	42,529	(42,769)	325,250	325,010
Principal repayments	(29,479)	29,273	(112)	(318)
Borrower Loans sold to third parties	-	-	(320,633)	(320,633)
Other changes	(61)	(84)	10	(135)
Change in fair value	(4,945)	4,972	-	27
Balance at June 30, 2014	$252,971	$(253,943)	$7,997	$7,025

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at April 1, 2015	$280,404	$(280,801)	$1,599	$1,202
Originations	46,805	(46,779)	861,574	861,600
Principal repayments	(37,395)	37,441	(157)	(111)
Borrower Loans sold to third parties	-	-	(861,574)	(861,574)
Other changes	(136)	(71)	(1)	(208)
Change in fair value	(5,478)	5,582	(10)	94
Balance at June 30, 2015	$284,200	$(284,628)	$1,431	$1,003

Approximately $0.9 million and $2.1 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the three and six months ending June 30, 2015 and June 30, 2014 respectively.

As June 30, 2015, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.5 million and a fair value of $0.6 million. As December 31, 2014, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.5 million and a fair value of $0.14 million. Prosper Funding places Borrower Loans on non-accrual status when they are over 120 days past due. As of June 30, 2015 and December 31, 2014, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0, respectively.

5. Loan Servicing Assets and Liabilities

Prosper Funding accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees.  The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers and the servicing rights are retained. Prior to January 1, 2015, the initial fair value of such servicing assets or liabilities was amortized in proportion to and over the servicing period. Subsequent to January 1, 2015, the servicing assets and liabilities are measured at fair value throughout the servicing period.  The total gain recognized on the sale of such Borrower Loans was $0.8 million and $1.1 million for the three and six months ended June 30, 2014, respectively. Effective January 1, 2015, Prosper Funding elected to adopt the fair value method to measure the servicing assets and liabilities for all classes subsequent to initial recognition. The total gain recognized on the sale of the Borrower Loans sold to unrelated third-party buyers was $3.7 million and $5.6 million for the three and six months ended June 30, 2015, respectively.

At June 30, 2015, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights had a total outstanding principal balance of $2,078 million, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 31.90% and various maturity dates through June 2020.  At December 31, 2014, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights had a total outstanding principal balance of $1,045 million, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 6.05% to 31.34% and various maturity dates through December 2019.

The fair value of the loan servicing assets and liabilities is determined using a discounted cash flow model that includes assumptions of the market servicing rate, the default rate and discount rate as important inputs.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for Prosper Funding's servicing asset/liability fair value measurements at June 30, 2015 and December 31, 2014:

Range
Unobservable Input	June 30, 2015	December 31, 2014
Discount rate	15% - 25%	15% - 25%
Default rate	2.0% - 20.9%	2.6% - 26.3%
Market servicing rate	0.625%	0.625% - 0.70%

Loan Servicing Assets and Liabilities Activity:

The following table presents additional information about Level 3 servicing assets and liabilities recorded at fair value for the three months ended March 31, 2015 (in thousands).

	Servicing	Servicing
	Assets	Liabilities
Amortized cost at January 1, 2015	$3,116	$624
Adjustment to adopt fair value measurement	399	(29)
Fair value at January 1, 2015	3,515	595
Additions	5,837	193
Less: Transfers to PMI	(249)	-
Less: Changes in fair value	(1,469)	(182)
Fair value at June 30, 2015	$7,634	$606

	Servicing	Servicing
	Assets	Liabilities
Fair value at April 1, 2015	$4,782	$668
Additions	3,759	39
Less: Transfers to PMI		-
Less: changes in fair value	(907)	(101)
Fair value at June 30, 2015	$7,634	$606

Servicing Asset and Liability Fair Value Input Sensitivity:

The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of June 30, 2015 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Weighted average market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Servicing rate increase to 0.65%	$7,070	$(667)
Servicing rate decrease to 0.60%	$8,199	$(546)
Weighted average default assumptions	13%	13%
Resulting fair value from:
100 basis point increase	$7,499	$(606)
100 basis point decrease	$7,770	$(607)

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

6. Income Taxes

Prosper Funding incurred no income tax provision for the three and six months ended June 30, 2015 and 2014. Prosper Funding is a US disregarded entity and its income and loss is included in the return of its parent, PMI. Since PMI is in a loss position, not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.

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

Loan Purchase Commitments

Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $31.2 million of Borrower Loans that WebBank will originate within the first two business days of July 2015.

Repurchase and Indemnification Contingency

Under the terms of the loan purchase agreements between Prosper Funding and investor members that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor member. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at June 30, 2015 is $2.1 billion. Prosper Funding had accrued $252 thousand and $171 thousand as of June 30, 2015 and December 31, 2014 in regard to this obligation, respectively.

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

Prosper Funding’s executive officers, directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of Prosper as of June 30, 2015 and December 31, 2014 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Six Months Ended June 30,		Six Months Ended June 30,
Related Party	2015	2014	2015	2014
Executive officers and management	$846	$403	$98	$49
Directors	-	-	-	-
Total	$846	$403	$98	$49

	Note Balance as of
Related Party	June 30, 2015	December 31, 2014
Executive officers and management	$1,992	$1,614
Directors	-	-
	$1,992	$1,614

Prosper Funding has earned approximately $5 thousand and $2 thousand in servicing fee revenue related to these Notes for the three months ended June 30, 2015 and 2014, respectively.  Prosper Funding has earned approximately $9 thousand and $8 thousand in servicing fee revenue related to these Notes for the six months ended June 30, 2015 and 2014, respectively.

9. Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements for the three and six months ended June 30, 2014, Prosper Funding identified errors that affected the interim condensed financial statements as of and for the three and six months ended June 30, 2014.  The financial statements presented herein have been restated to correct for these errors that are described below.

Prosper Funding discovered certain errors in its valuation of servicing assets and liabilities which resulted in an overstatement of the servicing assets, an understatement of the servicing liabilities and an understatement of the gain recognized on the sale of Borrower Loans which was included in Other Revenues of $946 thousand and $926 thousand for the three and six months ended June 30, 2014, respectively.  Also, we discovered errors in our amortization of the servicing assets and liabilities which understated Servicing Income by $620 thousand and $977 thousand for the three and six months ending June 30, 2014, respectively.

Prosper Funding also discovered that the Administration Fee Related Party Expense was understated by $521 thousand and Servicing expenses were overstated by $687 thousand for the three months ended June 30, 2014 due to a misclassification of an expense between the two statement of operations line items and an error in the calculation of the Administration Fee Related Party Expense.  Prosper Funding also discovered that the Administration Fee Related Party Expense was understated by $849 thousand and Servicing expenses were overstated by $1,068 thousand for the six months ended June 30, 2014 due to a misclassification of an expense between the two statement of operations classifications and an error in the calculation of the Administration Fee Related Party Expense.  The offset to the above errors was to Related Party Receivable which was understated as a result.    Furthermore, we also discovered that the Administration Fee Related Party Expense was understated by $782 thousand and $1,489 thousand for the three and six months ended June 30, 2014 due to the amortization of servicing assets and liabilities being incorrectly amortized to this line item.

Prosper Funding also discovered errors related to internal use software including an overstatement of assets transferred from PMI and assets that were being amortized over their original estimated useful life after Prosper Funding decided to replace the assets before the originally estimated useful life which understated amortization by $9 thousand and $ 51 thousand for the three and six months ended June 30, 2014, respectively, which is included in Servicing expenses.

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

Lastly, Prosper Funding discovered the following classification errors within its Condensed Consolidated Statement of Cash Flows:

●

Changes in Restricted Cash and Payable to Investors balances related to operating activities were inappropriately presented due to certain bank accounts being inappropriately excluded from the balance sheet.  The use of the cash in these bank accounts is restricted and may only be used by the Company to fund Borrower Loans, at Fair Value on which investors have bid.

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

The following tables present the impact of these corrections and corrections of other immaterial errors on the interim periods in the three months ended June 30, 2014 (in thousands):

Condensed Consolidated Statement of Operations – Three months ended June 30, 2014

	As previously reported	Reclassifications*	As reclassified	Adjustments	As corrected
Revenue
Operating Revenue
Administration Fee Revenue – Related Party	$6,898	$—	$6,898	$—	$6,898
Servicing Income, Net	—	109	109	594	703
Other Revenue	(155)	—	(155)	834	679
Total Operating Revenue	6,743	109	6,852	1,428	8,280
Interest Income on Borrower Loans	10,518	(109)	10,409	135	10,544
Interest Expense on Notes	(9,494)	—	(9,494)	(70)	(9,564)
Net Interest Income	1,024	(109)	915	65	980
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	91	—	91	(64)	27
Total Net Revenue	7,858	—	7,858	1,429	9,287
Cost of Revenue
Cost of Services	(654)	654	—	—	—
Provision for repurchase and indemnification obligation	(56)	56	—	—	—
	(710)	710	—	—	—
Expenses
Servicing	—	963	963	(605)	358
Administration Fee – Related Party	4,234	—	4,234	1,302	5,536
Depreciation and Amortization	253	(253)	—	—	—
Professional Services	—	—	—	—	—
Other Operating Expenses	77	(77)	—	—	—
General and Administration	—	77	77	4	81
Total Expenses	4,564	710	5,274	701	5,975
Total Net Income	$2,584	$—	$2,584	$728	$3,312

*See note 1 for further details on the reclassifications.

Condensed Consolidated Statement of Operations – Six months ended June 30, 2014

	As previously reported	Reclassifications*	As reclassified	Adjustments	As corrected
Revenue
Operating Revenue
Administration Fee Revenue – Related Party	$10,951	$—	$10,951	$—	$10,951
Servicing Income, Net	—	279	279	847	1,126
Other Revenue	201	-	201	776	977
Total Operating Revenue	11,152	279	11,431	1,623	13,054
Interest Income on Borrower Loans	20,568	(278)	20,290	222	20,512
Interest Expense on Notes	(18,763)	-	(18,763)	(223)	(18,986)
Net Interest Income	1,805	(278)	1,527	(1)	1,526
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	389	(1)	388	(36)	352
Total Net Revenue	13,346	-	13,346	1,586	14,932
Cost of Revenue
Cost of Services	(1,051)	1,051	—	—	—
Provision for repurchase and indemnification obligation	(118)	118	—	—	—
	(1,169)	1,169	—	—	—
Expenses
Servicing	—	1,656	1,656	(901)	755
Administration Fee – Related Party	6,840	—	6,840	2,191	9,031
Depreciation and Amortization	487	(487)	—	—	—
Professional Services	12	(12)	—	—	—
Other Operating Expenses	166	(166)	—	—	—
General and Administration	—	178	178	8	186
Total Expenses	7,505	1,169	8,674	1,298	9,972
Total Net Income	$4,672	$—	$4,672	$288	$4,960

*See note 1 for further details on the reclassifications.

Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2014

	As previously
	reported	Adjustments	As corrected
Cash flows from operating activities:
Net Income	$4,672	$288	$4,960
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in Fair Value of Notes	(1,350)	1,350	-
Change in Fair Value of Borrower Loans Receivable	958	(958)	-
Change in Fair Value of Loans Held for Sale	3	(3)	-
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	-	(352)	(352)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	-	2	2
Depreciation and Amortization	487	52	539
Change in Servicing Rights	-	(998)	(998)
Purchase of Loans Held for Sale at Fair Value	-	(475,934)	(475,934)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	-	471,151	471,151
Changes in Operating Assets and Liabilities:		-
Restricted Cash	(1,971)	(17,972)	(19,943)
Other Assets	(5)	9	4
Accounts Payable and Accrued Liabilities	158	369	527
Payable to Investors	-	16,995	16,995
Net Related Party Payable	(31)	(218)	(249)
Net Cash Used in Operating Activities	2,921	(6,219)	(3,298)
Cash Flows From Investing Activities:
Purchase of Borrower Loans Receivable Held at Fair Value	(330,464)	243,749	(86,715)
Principal Payment of Borrower Loans Receivable Held at Fair Value	65,648	(7,837)	57,811
Proceeds from Sale of Borrower Loans Receivable Held at Fair Value	243,235	(243,235)	-
Repayment of Loans Held for Investment at Fair Value	312	(312)	-
Origination of Loans Held for Investment at Fair Value	(111,927)	111,927	-
Proceeds from Sale of Borrower Loans at Fair Value	105,986	(105,986)	-
Maturities of Short Term Investments	-	1,271	1,271
Purchases of Property and Equipment	-	(1,274)	(1,274)
Purchases of Property and Equipment	(553)	-	(553)
Changes in Restricted Cash Related to Investing Activities	-	(121)	(121)
Net Cash Used in Investing Activities	(27,763)	(1,818)	(29,581)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	86,713	(34)	86,679
Payment of Notes Held at Fair Value	(65,646)	8,071	(57,575)
Net Cash Provided by Financing Activities	21,067	8,037	29,104
Net Decrease in Cash and Cash Equivalents	(3,775)	-	(3,775)
Cash and Cash Equivalents at Beginning of the Period	5,789	-	5,789
Cash and Cash Equivalents at End of the Period	$2,014	$-	$2,014

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

Overview

Prosper is a pioneer of online marketplace lending that connects borrowers and investors. Prosper’s goal is to enable borrowers to access credit at affordable rates and provide investors with attractive risk-adjusted rates of return. Prosper’s marketplace facilitated $1.6 billion in Borrower Loan originations during 2014, of which $1.4 billion were funded through Prosper’s Whole Loan Channel, representing 88% of the total Borrower Loans originated through Prosper’s marketplace during this period.  In the three months ended June 30, 2015, Prosper’s marketplace facilitated $912 million in Borrower Loan originations, of which $866 million were funded through Prosper’s Whole Loan Channel, representing 95% of the total Borrower Loans originated through Prosper’s marketplace during this period. In the six months ended June 30, 2015, Prosper’s marketplace facilitated $1.5 billion in Borrower Loan originations, of which $1.4 billion were funded through Prosper’s Whole Loan Channel, representing 94% of the total Borrower Loans originated through Prosper’s marketplace during this period. From inception through June 30, 2015, Prosper’s marketplace facilitated $3.9 billion in Borrower Loan originations, of which $2.2 billion were funded through Prosper’s Whole Loan Channel, representing 72% of the total Borrower Loans originated through Prosper’s marketplace during this period.

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

Results of Operations

Overview

The following table summarizes Prosper’s net loss for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended
	June 30, 2015
	2015	2014	$ Change	% Change
Total Net Revenue	$49,513	$18,293	31,220	171%
Total Expenses (including Income Taxes)	55,714	17,579	38,135	217%
Net Loss	$(6,201)	$714	(6,915)	(968)%

Total revenue for the three months ended June 30, 2015 increased $31.2 million, a 171% increase from the three months ended June 30, 2014, primarily due to increased Borrower Loan originations which increased 147%. Total expenses for the three months ended June 30, 2015 increased $38.1 million, a 217% increase from the three months ended June 30, 2014, primarily due to higher compensation costs as Prosper added more staff to support its business growth, additional facilities related expenses incurred in connection with the move into a new headquarters and expansion into Phoenix, and higher marketing and origination expenses to support higher origination volume. Additionally, Prosper incurred $5.6 million in additional compensation costs as a result of purchasing common stock from certain employees at a price above the fair market value of such common stock.  Net loss for the three months ended June 30, 2015 increased $6.9 million, a switch from net income in the three months ended June 30, 2014, primarily due to increased expenses previously described.

The following table summarizes Prosper’s net loss for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30, 2015
	2015	2014	$ Change	% Change
Total Net Revenue	$81,233	$28,272	52,961	187%
Total Expenses (including Income Taxes)	94,710	30,276	64,434	213%
Net Loss	$(13,477)	$(2,004)	(11,473)	573%

Total revenue for the six months ended June 30, 2015 increased $53.0 million, a 187% increase from the six months ended June 30, 2014, primarily due to increased Borrower Loan originations, which increased 98%. Total expenses for the six months ended June 30, 2015 increased $64.4 million, a 213% increase from the six months ended June 30, 2014, primarily due to higher compensation costs as Prosper added more staff to support its business growth, additional facilities related expenses incurred in connection with the move into a new headquarters and expansion into Phoenix, and higher marketing and origination expenses to support higher origination volume. Additionally, Prosper incurred $5.6 million in additional compensation costs as a result of purchasing common stock from certain employees at a price above the fair market value of such common stock.  Net loss for the six months ended June 30, 2015 increased $11.5 million, a 573% increase from the six months ended June 30, 2014, primarily due to increased expenses previously described.

American HealthCare Lending Acquisition

On January 23, 2015, Prosper acquired all of the outstanding limited liability company interests of American HealthCare Lending, LLC, a company that operated a cloud-based patient financing platform, and merged AHL with and into PHL, with PHL surviving the merger. Prosper’s condensed consolidated financial statements include PHL's results of operations and financial position from this date forward.

Origination Volume

From inception through June 30, 2015, a total of 334,165 Borrower Loans, totaling $3.9 billion, were originated through Prosper’s marketplace.

During the second quarter ended June 30, 2015, 67,038 Borrower Loans totaling $912 million were originated through Prosper’s marketplace, compared to 28,826 Borrower Loans totaling $370 million during the second quarter ended June 30, 2014. This represented a “unit” or loan, increase of 133% and a dollar increase of 147%.

The graph below presents aggregate dollar originations in (millions) through Prosper’s marketplace dating back to July 2009:

Revenue

The following table summarizes Prosper’s revenue for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
Operating Revenue
Transaction Fees, Net	$39,800	$15,980	23,820	149%
Servicing Fees, Net	3,575	697	2,878	413%
Other Revenue	5,326	717	4,609	643%
Total Operating Revenue	48,701	17,394	31,307	180%
Interest Income
Interest Income on Borrower Loans	10,165	10,436	(271)	(3)%
Interest Expense on Notes	(9,448)	(9,564)	116	(1)%
Net Interest Income	717	872	(155)	(18)%
Change in Fair Value of Borrower Loans, Loans Held for Investment and Notes, net	95	27	68	252%
Total Revenue	49,513	18,293	31,220	171%

The following table summarizes Prosper’s revenue for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
Operating Revenue
Transaction Fees, Net	$65,142	$24,344	40,798	168%
Servicing Fees, Net	6,144	1,112	5,032	453%
Other Revenue	8,303	1,161	7,142	615%
Total Operating Revenue	79,589	26,617	52,972	199%
Interest Income
Interest Income on Borrower Loans	20,634	20,371	263	1%
Interest Expense on Notes	(19,011)	(18,987)	(24)	0%
Net Interest Income	1,623	1,384	239	17%
Change in Fair Value of Borrower Loans, Loans Held for Investment and Notes, net	21	271	(250)	(92)%
Total Revenue	81,233	28,272	52,961	187%

Transaction Fees, Net

Prosper earns transaction fees paid by WebBank for Prosper’s services in connection with Borrower Loan origination. The transaction fee is equal to the origination fee WebBank charges the borrower under a Borrower Loan less the amount retained by WebBank.

Transaction fees increased primarily due to higher origination volume through Prosper’s marketplace during the three months ended June 30, 2015. The average transaction fee (gross of fees from WebBank) was 4.56% for the three months ended June 30, 2015 and was 4.51% for the three months ended June 30, 2014.

Transaction fees increased primarily due to higher origination volume through Prosper’s marketplace during the six months ended June 30, 2015. The average transaction fee (gross of fees from WebBank) was 4.52% for the six months ended June 30, 2015 and was 4.50% for the six months ended June 30, 2014.

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

Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, net

The fair value of Borrower Loans, loans held for sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans, loans held for sale and Notes include default rates derived from historical performance, recovery rates and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. Loans held for sale are primarily comprised of Borrower Loans held for short durations and are valued using the same approach as the Borrower Loans held at fair value.

The following table summarizes the fair value adjustments for the three months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Borrower Loans	$(5,478)	$(4,945)	$(9,968)	$(9,019)
Loans held for sale	(10)	-	(96)	-
Notes	5,583	4,972	10,085	9,290
Total	$95	$27	$21	$271

Expenses

The following table summarizes Prosper’s expenses for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Expenses
Origination and Servicing	$7,126	$2,814	4,312	153%
Sales and Marketing	26,580	9,392	17,188	183%
Research and Development	3,323	3,919	(596)	-15%
General and Administrative	18,509	1,454	17,055	1173%
Total Expenses	$55,538	$17,579	$37,959	216%

The following table summarizes Prosper’s expenses for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Expenses
Origination and Servicing	$13,982	$5,105	8,877	174%
Sales and Marketing	45,150	15,826	29,324	185%
Research and Development	5,725	2,328	3,397	146%
General and Administrative	29,604	7,017	22,587	322%
Total Expenses	$94,461	$30,276	$64,185	212%

As of June 30, 2015, Prosper had 450 full-time employees compared to 136 full-time employees as of June 30, 2014. The following table reflects full-time employees as of June 30, 2015 and June 30, 2014 by department:

	June 30,	June 30,
	2015	2014
Origination and Servicing	177	56
Sales and Marketing	88	13
General and Administrative - Research and Development	93	31
General and Administrative - Other	92	36
Total Headcount	450	136

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

Sales and Marketing

Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, gift/promotional expenses, and direct mail marketing including the compensation costs such as wages, benefits and stock based compensation for the employees to support these activities. For the three months ending June 30, 2015, this increase was largely due to increased costs related to generating the continuing growth in originations through Prosper’s marketplace including an $7.5 million or 246% increase in affiliate marketing costs as Prosper increased the number and volume of partners, an $4.2 million or 80% increase in direct mailing costs as we increased the volume of our direct mail campaigns, a $1.3 million or 560% increase in online marketing costs as Prosper significantly expanded its efforts in this area and a $2.9 million or 900% increase in compensation costs due to the hiring of seventy five additional employees in this department.  For the six months ending June 30, 2015, this increase was largely due to increased costs related to generating the continuing growth in originations through Prosper’s marketplace including an $13.3 million or 292% increase in affiliate marketing costs as Prosper increased the number and volume of partners, a $7.8 million or 84% increase in direct mailing costs as we increased the volume of our direct mail campaigns, a $1.7 million or 427% increase in online marketing costs as Prosper significantly expanded its efforts in this area and a $4.1 million or 604% increase in compensation costs due to the hiring of seventy five additional employees in this department.

Research and Development

Research and development costs consist primarily of salaries, benefits and stock-based compensation expense related to engineering and product development employees and related vendor costs. The increase was primarily due to an increase in personnel related expenses as Prosper expanded its engineering and product development teams to support continued investment in its marketplace.  The total increase is not as large as the total investment in research and development activities as a portion of these costs are capitalized as internal use software projects, which are expensed in origination and servicing.

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

Liquidity and Capital Resources

The following table summarizes Prosper’s cash flow activities for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Net loss	$(13,477)	$(2,004)
Net cash provided by (used in) operating activities	4,931	(10,099)
Net cash used in investing activities	(49,197)	(30,878)
Net cash provided by financing activities	167,012	99,440
Net decrease in cash and cash equivalents	122,746	58,463
Cash and cash equivalents at the beginning of the period	50,557	18,339
Cash and cash equivalents at the end of the period	$173,303	$76,802

Net cash increased for the six months ended June 30, 2015 primarily due to the $165 million raised through the issuance of New Series D convertible preferred shares, which was offset by the $19 million paid net of cash acquired to purchase American HealthCare Lending LLC and $27 million paid to repurchase common stock from certain employees. Prosper plans to use the $165 million raised for general corporate needs and for the common stock repurchase described above.  Net cash used in investing primarily represents the acquisition of AHL and acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.

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

Critical Accounting Policies

Certain of the Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates in Prosper’s Annual Report. There have been no significant changes to these critical accounting estimates during the first six months of 2015 other than noted below.

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

Additional Information about the Marketplace

Comparing Estimated Loss Rates to Actual Losses

Prosper reviews the performance of Borrower Loans on a monthly basis to determine how loss rate estimates compare to actual performance. As part of this monthly review, the processes for calculating and assigning loss rates and Prosper Ratings are reassessed to ensure continued accuracy. The graphs below show the estimated versus actual cumulative dollar loss rates by Prosper Rating for Borrower Loans, collectively, booked from July 13, 2009 through December 31, 2014. Performance is as of June 30, 2015. The loss performance is tracked by vintage, meaning each line represents all Borrower Loans originated in a given period. The graphs only include Borrower Loans that have been outstanding at least 6 months. In addition, data for a point along the x axis is only included if the entire vintage is at least that mature. So, although Borrower Loans originated in October 2014 have 8 months of performance, only 6 months of performance are reflected in the graphs below because the December 2014 Borrower Loans, which are also a part of the 2014 Q4 vintage, have only completed 6 months of performance.

Vintages generally contain enough loan volume for their performance curves to be meaningful. For presentation purposes, some of the older vintages have been grouped into annual and half-year vintages.

Below is a graph that shows cumulative net charge-offs as a percentage of originations across all Prosper Ratings by vintage for Borrower Loans, collectively, originated from July 13, 2009 to December 31, 2014. The addition of “H1” means that the information reported reflects the first six months of the year presented, while “H2” reflects the second 6 months of the year presented. Similarly, “Q1” or “Q2” means that the information reported reflects the first or second quarter of the year presented.

Overall, vintages originated in 2013 and 2014 are demonstrating meaningfully lower cumulative losses than those originated in 2012 and earlier. Prosper considers changes in the risk management process implemented at the end of 2012 and in early 2013 to be a meaningful driver of this trend.

The graphs below show cumulative net charge-offs for Borrower Loans, collectively, as a percentage of originations for each Prosper Rating presented by vintage from July 13, 2009 to June 30, 2015.

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

The following table presents aggregated information as of June 30, 2015, grouped by Prosper Rating, for all Borrower Loans, collectively, originated on Prosper’s marketplace from July 13, 2009 through June 30, 2015. With respect to delinquent Borrower Loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of June 30, 2015

Borrower Loan Originations

July 13, 2009 –June 30, 2015

(as of June 30, 2015)

(in thousands, except for number amounts)

	Total Loan Originations		Current Borrower Loans			1-30 Days Past Due
Prosper Rating	No.	Origination Amount	No.	Origination Amount	Outstanding Principal	No.	Origination Amount	Outstanding Principal
AA	27,866	$358,177	23,183	$307,977	$247,838	66	$951	$665
A	64,039	860,580	52,580	735,950	606,938	343	5,039	3,616
B	69,522	997,498	57,202	855,535	739,031	530	7,917	6,169
C	70,515	930,567	55,606	769,904	673,234	797	10,807	8,591
D	39,932	416,653	26,263	306,231	269,975	567	6,868	5,607
E	23,483	128,762	14,151	83,278	70,656	319	1,931	1,545
HR	9,795	34,641	3,369	12,334	9,358	102	379	220
	305,152	$3,726,878	232,354	$3,071,209	$2,617,030	2,724	$33,892	$26,413
Avg loan size:		$12.2
Percent of total			76.1%	82.4%		0.9%	0.9%

	Paid In Full		31+ Days Past Due			Defaulted [1]
Prosper Rating	No.	Origination Amount	No.	Origination Amount	Outstanding Principal	No.	Origination Amount	Net Charged Off Principal
AA	4,362	$46,031	44	$656	$489	211	$2,563	$1,906
A	9,714	102,596	311	4,111	3,167	1,091	12,884	9,722
B	9,456	104,927	575	8,351	6,683	1,759	20,768	16,661
C	10,302	105,145	932	12,458	10,311	2,878	32,254	26,924
D	9,291	70,474	644	7,626	6,415	3,167	25,454	20,345
E	5,993	28,403	479	2,787	2,329	2,541	12,363	9,748
HR	4,177	14,351	142	524	309	2,005	7,053	5,203
	53,295	$471,927	3,127	$36,513	$29,703	13,652	$113,339	$90,509
Percent of total	17.5%	12.7%	1.0%	1.0%		4.5%	3.0%

1	Includes all Borrower Loans more than 120 days past due

Default due to Delinquency:	11,323	$74,112
Default due to Bankruptcy[2] :	2,329	$16,396

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

The following table presents aggregate information, as of June 30, 2015, regarding the results of Prosper’s collection efforts for Borrower Loans, collectively, originated after July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating (in thousands except for number amounts).

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections	Number of Loans Charged- off	Gross Aggregate Principal Balance of Loans Charged- Off	Gross Amount Recovered on Loans Charged- Off	Net Aggregate Charge- Off*
AA	317	$3,940	$229	$108	218	$1,992	$74	$1,918
A	1,660	20,204	1,175	636	1,100	10,067	334	9,733
B	2,714	33,668	1,997	949	1,767	17,067	401	16,665
C	4,358	50,822	3,134	1,617	2,896	27,604	648	26,956
D	4,364	37,855	2,628	1,635	3,189	21,119	729	20,390
E	3,461	17,325	1,387	852	2,548	10,176	420	9,755
HR	2,435	8,623	749	537	2,020	5,538	331	5,208
	19,309	$172,437	$11,299	$6,334	13,738	$93,563	$2,937	$90,625

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

Results of Operations

Overview

The following table summarizes Prosper Funding’s net income for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
Total Net Revenue	$22,036	$9,287	$12,749	137%
Total Expenses	15,266	5,975	9,291	155%
Net Income	$6,770	$3,312	$3,458	104%

Total revenue for the three months ended June 30, 2015 increased $12.7 million, a 137% increase from the three months ended June 30, 2014, primarily due to Borrower Loan originations which increased the loan administrative fee. Total expenses for the three months ended June 30, 2015 increased $9.3 million, a 155% increase from the three months ended June 30, 2014, primarily due to higher administrative expenses and depreciation charges. Net income for the three months ended June 30, 2015 increased $3.5 million, a 104% increase from the three months ended June 30, 2014, primarily due to increased Borrower Loan originations.

The following table summarizes Prosper Funding’s net income for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
Total Net Revenue	$36,751	$14,932	$21,819	146%
Total Expenses	26,197	9,972	16,225	163%
Net Income	$10,554	$4,960	$5,594	113%

Total revenue for the six months ended June 30, 2015 increased $21.8 million, a 146% increase from the six months ended June 30, 2014, primarily due to Borrower Loan originations which increased the loan administrative fee. Total expenses for the three months ended June 30, 2015 increased $16.2 million, a 163% increase from the six months ended June 30, 2014, primarily due to higher administrative expenses and depreciation charges. Net income for the six months ended June 30, 2015 increased $5.6 million, a 113% increase from the six months ended June 30, 2014, primarily due to increased Borrower Loan originations.

Revenue

The following table summarizes Prosper Funding’s revenue for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue
Operating Revenue
Administration Fee Revenue - Related Party	$14,213	$6,898	7,315	106%
Servicing Fees, Net	3,272	703	2,569	365%
Other Revenue	3,696	679	3,017	444%
Total Operating Revenue	21,181	8,280	12,901	156%
Interest Income on Borrower Loans	10,209	10,544	(335)	-3%
Interest Expense on Notes	(9,448)	(9,564)	116	-1%
Net Interest Income	761	980	(219)	-22%
Change in Fair Value on Borrower Loans, Loans Held for Investment and Notes, net	94	27	67	248%
Total Revenue	$22,036	$9,287	12,749	137%

The following table summarizes Prosper Funding’s revenue for the three months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue
Operating Revenue
Administration Fee Revenue - Related Party	$23,886	$10,951	12,935	118%
Servicing Fees, Net	5,536	1,126	4,410	392%
Other Revenue	5,596	977	4,619	473%
Total Operating Revenue	35,018	13,054	21,964	168%
Interest Income on Borrower Loans	20,723	20,512	211	1%
Interest Expense on Notes	(19,011)	(18,986)	(25)	0%
Net Interest Income	1,712	1,526	186	12%
Change in Fair Value on Borrower Loans, Loans Held for Investment and Notes, net	21	352	(331)	-94%
Total Revenue	$36,751	$14,932	21,819	146%

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

Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, net

The fair value of Borrower Loans, loans held for sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans, loans held for sale and Notes include default rates derived from historical performance, recovery rates and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. Loans held for sale are primarily comprised of Borrower Loans held for short durations and are recorded using the same approach as the Borrower Loans held at fair value.

The following table summarizes the fair value adjustments for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Borrower Loans	$(5,478)	$(4,945)	$(9,968)	$(8,938)
Loans held for sale	(10)	-	(96)	-
Notes	5,582	4,972	10,085	9,290
Total	$94	$27	$21	$352

Expenses

The following table summarizes Prosper Funding’s expenses for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$14,085	$5,536	8,549	154%
Servicing	899	358	541	151%
General and Administrative	282	81	201	248%
Total Expenses	$15,266	$5,975	9,291	155%

The following table summarizes Prosper Funding’s expenses for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$23,380	$9,031	14,349	159%
Servicing	2,271	755	1,516	201%
General and Administrative	546	186	360	194%
Total Expenses	$26,197	$9,972	16,225	163%

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

Liquidity and Capital Resources

The following table summarizes Prosper Funding’s cash flow activities for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net income	$10,554	$4,960
Net cash provided by operating activities	24,072	(3,298)
Net cash used in investing activities	(30,348)	(29,581)
Net cash (used by) provided by financing activities	(5,933)	29,104
Net decrease in cash and cash equivalents	(12,209)	(3,775)
Cash and cash equivalents at the beginning of the period	23,777	5,789
Cash and cash equivalents at the end of the period	$11,568	$2,014

Net cash decreased for the six months ended June 30, 2015, primarily due to cash distributions to PMI, Prosper Funding’s parent company that netted $27 million that were offset by cash provided by operations of $24.1 million. Operating cash flows were positive generally due to the positive net income for the period of $11 million and cash proceeds on the sale of Borrower Loans. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.

Income Taxes

Prosper Funding incurred no income tax expense for the six months ended June 30, 2015 and 2014. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.

Off-Balance Sheet Arrangements

As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans.  None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of June 30, 2015, Prosper Funding has not engaged in any off-balance sheet financing activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this June 30, 2015 Form 10-Q, each Registrants’ management, under the supervision and with the participation of such registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of such Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2015. As described below, each Registrant’s management has identified material weaknesses in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of such Registrant’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As a result of the material weaknesses, each Registrant’s PEO and PFO have concluded that, as of June 30, 2015, such Registrant’s disclosure controls and procedures were not effective.

Material Weakness in Internal Control over Financial Reporting

Management of each Registrant concluded that such Registrant’s internal control over financial reporting was not effective as of June 30, 2015, because of material weaknesses in its internal controls identified as described below:

•

Each Registrant has insufficient appropriate accounting department resources to develop and operate effective internal controls over financial reporting and an insufficient number of personnel appropriately qualified to perform control monitoring activities. The lack of appropriate resources led to control deficiencies in each Registrant’s financial reporting process and contributed significantly to the errors identified that led to the corrections of prior financial information referred to in note 15 and note 10 in the consolidated financial statements for the year ended and as of December 31, 2014 of Prosper Marketplace Inc. and Prosper Funding LLC, respectively.

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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

Date: August 10, 2015	/s/ Aaron Vermut
Aaron Vermut
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

Date: August 10, 2015	/s/ John Hiestand
John Hiestand
Vice President, Finance of Prosper Marketplace, Inc.
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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

32.2

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document