Form 10-Q
period 2015-09-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2015-11-09
CIK 1416265, 1542574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission File Number	Exact Name of Registrant as Specified in its Charter	I.R.S. Employer Identification Number
333-147019 333-179941-01 333-204880	PROSPER MARKETPLACE, INC. a Delaware corporation 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415)593-5400	73-1733867

333-179941 333-204880-01	PROSPER FUNDING LLC a Delaware limited liability company 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415)593-5479	45-4526070

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

As of November 3, 2015, there were 13,881,056 shares of Prosper Marketplace Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.

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

Item 1. Condensed Consolidated Financial Statements

Prosper Marketplace, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Cash and Cash Equivalents	$120,522	$50,557
Restricted Cash	152,397	81,300
Available for Sale Investments, at Fair Value	47,104	-
Accounts Receivable	1,499	3,152
Loans Held for Sale, at Fair Value	34	8,463
Borrower Loans, at Fair Value	286,462	273,243
Property and Equipment, Net	20,067	14,424
Prepaid and Other Assets	9,024	4,856
Servicing Assets	11,300	4,163
Goodwill	16,825	-
Intangibles Assets, Net	2,979	-
Total Assets	$668,213	$440,158
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$26,188	$17,239
Payable to Investors	136,757	64,494
Class Action Settlement Liability	5,926	7,861
Notes at Fair Value	287,254	273,783
Repurchase Liability for Unvested Restricted Stock Awards	568	1,010
Total Liabilities	456,693	364,387
Commitments and Contingencies (see Note 13)
Convertible Preferred Stock – $0.01 par value; 35,477,685 shares authorized; 35,477,685 issued and outstanding as of September 30, 2015; 32,155,022 shares authorized; 30,699,957 issued and outstanding as of December 31, 2014. Aggregate liquidation preference of $325,952 as of September 30, 2015 and $160,952 as of December 31, 2014.	275,938	111,145
Stockholders' Deficit
Common Stock ($0.01 par value; 54,065,215 shares authorized; 14,058,509 issued and 13,871,322 outstanding as of September 30, 2015; and 47,928,883 shares authorized; 14,448,700 issued and 14,448,700 outstanding as of December 31, 2014)	123	102
Additional Paid-In Capital	97,131	86,340
Less: Treasury Stock	(23,417)	(303)
Accumulated Deficit	(138,259)	(121,513)
Accumulated Other Comprehensive Income	4	-
Total Stockholders' Deficit	(64,418)	(35,374)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$668,213	$440,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014 (As Restated)*	2015	2014 (As Restated)*
Revenue
Operating Revenue
Transaction Fees, Net	$46,842	$21,061	$111,984	$45,404
Servicing Fees, Net	4,652	1,401	10,796	2,512
Gain on Sale of Borrower Loans	4,263	1,268	9,881	2,246
Other Revenue	2,229	479	4,935	662
Total Operating Revenue	57,986	24,209	137,596	50,824
Interest Income
Interest Income on Borrower Loans	10,280	10,781	30,892	31,153
Interest Expense on Notes	(9,550)	(9,886)	(28,561)	(28,872)
Net Interest Income	730	895	2,331	2,281
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(87)	21	(66)	291
Total Net Revenue	58,629	25,125	139,861	53,396
Expenses
Origination and Servicing	8,357	3,376	22,335	8,220
Sales and Marketing	31,844	11,201	76,996	27,028
General and Administrative	22,236	7,204	57,570	16,808
Total Expenses	62,437	21,781	156,901	52,056
Net Income (Loss) Before Taxes	(3,808)	3,344	(17,040)	1,340
Income Tax Expense	35	-	284	-
Net Income (Loss)	$(3,843)	$3,344	$(17,324)	$1,340
Less: Excess Return to Preferred Shareholders on Repurchase	-	(14,892)	-	(14,892)
Net Loss Attributable to Common Stockholders	$(3,843)	$(11,548)	$(17,324)	$(13,552)
Net Loss Per Share – Basic and Diluted	$(0.34)	$(1.26)	$(1.58)	$(1.57)
Weighted-Average Shares - Basic and Diluted	11,181,553	9,179,426	10,949,396	8,620,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

*See Note 17

Prosper Marketplace, Inc.

Condensed Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014 (As Restated)*	2015	2014 (As Restated)*
Net Income (Loss)	$(3,843)	$3,344	$(17,324)	$1,340
Other Comprehensive Income, Before Tax
Change in Net Unrealized Gain on Available for Sale Investments, at Fair Value	4	-	4	-
Other Comprehensive Income, Before Tax	4	-	4	-
Income tax effect	-	-	-	-
Other Comprehensive Income, Net of Tax	4	-	4	-
Comprehensive Income (Loss)	(3,839)	3,344	(17,320)	1,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

*See Note 17

Prosper Marketplace, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014 (As Restated)*
Cash flows from Operating Activities:
Net Income (Loss)	$(17,324)	$1,340
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	66	(291)
Depreciation and Amortization	4,967	1,228
Gain on sales of Borrower Loans	(9,958)	(2,480)
Amortization and Change in Fair Value of Servicing Rights	3,322	372
Stock-Based Compensation Expense	7,439	763
Other, Net	94	278
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(2,426,963)	(919,770)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	2,435,253	909,897
Restricted Cash Except for those Related to Investing Activities	(69,651)	(26,976)
Accounts Receivable	1,800	(595)
Prepaid and Other Assets	(4,168)	(2,515)
Accounts Payable and Accrued Liabilities	7,483	5,030
Class Action Settlement Liability	(2,000)	(2,000)
Payable to Investors	72,263	22,596
Net Cash Provided by (Used in) Operating Activities	2,623	(13,123)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(142,103)	(130,857)
Principal Payments of Borrower Loans Held at Fair Value	111,864	88,974
Purchases of Property and Equipment	(9,518)	(4,806)
Maturities of Short Term Investments	1,274	-
Purchases of Short Term Investments	(1,275)	-
Purchases of Available for Sale Investments, at Fair Value	(47,100)	-
Acquisition of Business, Net of Cash Acquired	(19,000)	-
Changes in Restricted Cash Related to Investing Activities	(1,446)	869
Net Cash Used in Investing Activities	(107,304)	(45,820)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	142,246	130,756
Payment of Notes Held at Fair Value	(111,711)	(88,909)
Proceeds from Issuance of Convertible Preferred Stock, Net	164,793	69,958
Proceeds from Early Exercise of Stock Options and Issuance of Restricted Stock	1,714	454
Proceeds from Exercise of Vested Stock Options and Common Stock Warrants	849	161
Repurchase of Preferred Stock	-	(18,525)
Repurchase of Common Stock and Restricted Stock	(23,245)	(24)
Net Cash Provided by Financing Activities	174,646	93,871
Net Increase in Cash and Cash Equivalents	69,965	34,928
Cash and Cash Equivalents at Beginning of the Period	50,557	18,339
Cash and Cash Equivalents at End of the Period	$120,522	$53,267
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$28,698	$28,961
Non-Cash Investing Activity-Accrual for Property and Equipment, Net	$5	$423
Non-Cash Investing Activity-Amount Payable for the Acquisition of Business	$840	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

*See Note 17

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

On January 23, 2015, Prosper acquired all of the outstanding limited liability company units of American HealthCare Lending, LLC (“AHL”), a company that operated a cloud-based patient financing platform, and merged AHL with and into PHL, a newly, with PHL a newly established entity surviving the merger. Prosper’s condensed consolidated financial statements include PHL's results of operations and financial position from this date forward (see Note 8 – American HealthCare Lending Acquisition).

Reclassifications

During the period ended September 30, 2015, Prosper changed the presentation of its revenue in the consolidated statements of operations. A new line called “Gain on Sales of Borrower Loans” was created with the amounts included in this line previously classified as “Other Revenue”.  Prior period amounts have been reclassified to conform to the current presentation.

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

Prosper also changed the presentation of the servicing assets on its balance sheet by reclassifying them from “Prepaids and Other Assets” to “Servicing Assets”.  Prior period amounts have been reclassified to conform to the current presentation.   Management believes these changes make the income statement more useful for the readers of the financial statements and comparable with Prosper’s competitors.

2. Summary of Significant Accounting Policies

Prosper’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these accounting policies during the first nine months of 2015 except for the policy related to the subsequent measurement of Loan Servicing Assets and Liabilities, which is discussed below.

Fair Value Measurements

Financial instruments consist principally of Cash and Cash Equivalents, Restricted Cash, Investments at Fair Value, Borrower Loans, Loans Held for Sale, Accounts Receivable, Accounts Payable and Accrued Liabilities, Payable to Investors and Notes. The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short term nature.

Borrower Loans, Loans Held for Sale and Notes

Borrower Loans, Loans Held for Sale and Notes are recorded at fair value.  Prosper has adopted the provisions of ASC Topic 825, Financial Instruments (“ASC Topic 825”). ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows both the Borrower Loans, Loans Held for Sale and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made.

Loan Servicing Assets and Liabilities

On January 1, 2015, Prosper elected to adopt the fair value method to measure the servicing assets and liabilities for all classes of servicing assets and liabilities subsequent to initial recognition.  ASC Subtopic 860-50, Servicing Assets and Liabilities, allows the adoption of the fair value method at the beginning of any fiscal year.  The adoption of the fair value method for a particular class is irrevocable.  Prior to January 1, 2015, Prosper measured the servicing assets and liabilities using the amortized cost method. This change resulted in a $575 thousand decrease to accumulated deficit, a $546 thousand increase in net servicing assets and a $29 thousand decrease in net servicing liabilities.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard will be effective for Prosper in the first quarter of fiscal 2018. Early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-14, which amended the standard to provide a one-year deferral of the effective date, as well as providing the option to early adopt the standard on the original effective date. Accordingly, Prosper may adopt the standard in either Prosper’s fiscal year ending December 31, 2017 or 2018. The guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Prosper has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU 2015-05 “Customers’ Accounting for Fees Paid in Cloud Computing Arrangement”, which will be effective for the annual reporting period ending after December 15, 2015. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. Prosper is currently assessing the potential impact on its financial statements from adopting this new guidance.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The new guidance simplifies the accounting for measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. Prosper is currently assessing the potential impact on its financial statements from adopting this new guidance.

3. Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Property and equipment:
Computer equipment	$6,789	$3,824
Internal-use software and website development costs	11,186	4,486
Office equipment and furniture	2,327	1,904
Leasehold improvements	5,646	5,274
Assets not yet placed in service	3,717	4,361
Property and equipment	29,665	19,849
Less accumulated depreciation and amortization	(9,598)	(5,425)
Total property and equipment, net	$20,067	$14,424

Depreciation expense for the three months ended September 30, 2015 and 2014 was $1,309 thousand and $438 thousand respectively. Prosper capitalized internal-use software and website development costs in the amount of $1,950 thousand and $316 thousand for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $4,426 thousand and $1,228 thousand respectively. Prosper capitalized internal-use software and website development costs in the amount of $5,883 thousand and $1,124 thousand for the nine months ended September 30, 2015 and 2014, respectively. Prosper recorded internal-use software and website development impairment charges of $0 and $233 thousand for the nine months ended September 30, 2015 and 2014 respectively, as a result of its decision to discontinue several software and website development projects. These charges are included in general and administration expenses on the condensed consolidated statement of operations.

4. Borrower Loans, Loans Held for Sale, and Notes Held at Fair Value

The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale and Notes as of September 30, 2015 and December 31, 2014, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Aggregate principal balance outstanding	$285,837	$268,598	$(284,562)	$(272,269)	$44	$8,295
Fair value adjustments	625	4,645	(2,692)	(1,514)	(10)	168
Fair value	$286,462	$273,243	$(287,254)	$(273,783)	$34	$8,463

At September 30, 2015, Borrower Loans, Loans Held for Sale and Notes had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through September 2020. At December 31, 2014, Borrower Loans, loans held for sale, and Notes had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.77% to 33.04% and had various maturity dates through December 2019.

Approximately $1.3 million and $3.4 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the three and nine months ending September 30, 2015, respectively.

As of September 30, 2015, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.7 million and a fair value of $0.7 million. As of December 31, 2014, Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $1.7 million and a fair value of $0.6 million. Prosper places loans on non-accrual status when they are over 120 days past due.  As of September 30, 2015 and December 31, 2014, Borrower Loans in non-accrual status had a fair value of $0.1 million and $0, respectively.

5. Loan Servicing Assets and Liabilities

Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees.  The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers and the servicing rights are retained. Prior to January 1, 2015, the initial fair value of such servicing assets or liabilities was amortized in proportion to and over the servicing period. Subsequent to January 1, 2015, the servicing assets and liabilities are measured at fair value throughout the servicing period.  The total gain recognized on the sale of such Borrower Loans was $4.3 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively. The total gain recognized on the sale of such Borrower Loans was $9.9 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3,116 million, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 31.90% and various maturity dates through September 2020.  At December 31, 2014, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $1,358 million, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 6.05% to 31.34% and various maturity dates through December 2019.

The fair value of the loan servicing assets and liabilities is determined using a discounted cash flow model that includes assumptions of the market servicing rate, the default rate and discount rate as important inputs (see note 6).

6. Available for Sale Investments, at Fair Value

Prosper purchased available for sale investments during the third quarter of 2015. Available for sale investments are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders' equity unless management determines that an investment is other-than-temporarily impaired (OTTI).

The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of September 30, 2015, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$33,618	$18	$(15)	$33,621
Commercial paper	11,481	-	-	11,481
US Treasury securities	2,001	1	-	2,002
Total Available for Sale Investments	$47,100	$19	$(15)	$47,104

A summary of available for sale investments with unrealized losses as of September 30, 2015, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Corporate Debt Securities	$12,602	$(15)	$-	$-	$12,602	$(15)
Total investments with unrealized losses	$12,602	$(15)	$-	$-	$12,602	$(15)

Management evaluates whether available for sale investment are OTTI on a quarterly basis. Debt securities with unrealized losses are considered OTTI if Prosper intends to sell the investment or if it is more likely than not that it will be required to sell such investment before any anticipated recovery. If management determines that an investment is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and then-current fair value.

An investment is also OTTI if management does not expect to recover all of the amortized cost of the investment. In this circumstance, the impairment recognized in earnings represents estimated credit losses, and is measured by the difference between the present value of expected cash flows and the amortized cost of the investment. Management utilizes cash flow models to estimate the expected future cash flow from the securities to estimate the credit loss. Expected cash flows are discounted using the investment's effective interest rate.

The evaluation of whether Prosper expects to recover the amortized cost of a investment is inherently judgmental. The evaluation includes the assessment of several bond performance indicators, including the current price and magnitude of the unrealized loss and whether Prosper has received all scheduled principal and interest payments. There were no impairment charges recognized during the three and nine months ending September 30, 2015.

The maturities of available for sale investments at September 30, 2015, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years to 10years	After 10 years	Total
Corporate debt securities	$20,496	$13,125	$-	$-	$33,621
Commercial paper	11,481	-	-	-	11,481
US Treasury securities	-	2,002	-	-	2,002
Total Fair Value	$31,977	$15,127	$-	$-	$47,104
Total Amortized Cost	$31,987	$15,113	$-	$-	$47,100

Prosper did not sell any available for sale investments during the three and nine months ended September 30, 2015 and as a result did not realize any gains or losses on sale.

7.  Fair Value of Assets and Liabilities

For a description of the fair value hierarchy and Prosper’s fair value methodologies, see "Part IV - Item 15 - Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies" in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2014, except for Investments at Fair value which is discussed below. Prosper did not transfer any assets or liabilities in or out of level 3 during the three months or nine months ended September 30, 2015 or the year ended December 31, 2014.

Financial Instruments Recorded at Fair Value

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

Investments held at fair value consists of available for sale investments.  The available for sale investments consist of corporate and government bonds.  When available, Prosper uses quoted prices in active markets to measure the fair value of securities available for sale. When utilizing market data and bid-ask spreads, Prosper uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, Prosper uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. Prosper generally obtains prices from at least two independent pricing sources for assets recorded at fair value. Prosper's primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information, such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar securities. Prosper compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. Prosper does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value except for servicing assets and liabilities at December 31, 2014, which were measured at amortized cost and presented below at fair value for comparison purposes (in thousands):

September 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$-	$-	$286,462	$286,462
Loans Held for Sale	-		34	34
Available for Sale Investments, at Fair Value	-	47,104	-	47,104
Servicing Assets	-		11,300	11,300
Total Assets	-	47,104	297,796	344,900

Liabilities:
Notes	$-	$-	$287,254	$287,254
Servicing Liabilities	-	-	550	550
Total Liabilities	$-	$-	$287,804	$287,804

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$-	$-	$273,243	$273,243
Loans Held for Sale	-	-	8,463	8,463
Servicing Assets	-		4,709	4,709
Total Assets	-	-	286,415	286,415

Liabilities:
Notes	$-	$-	$273,783	$273,783
Servicing Liabilities	-	-	595	595
Total Liabilities	$-	$-	$274,378	$274,378

As Prosper’s Borrower Loans, Loans Held for Sale, Notes and loan servicing rights do not trade in an active market with readily observable prices, Prosper uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at September 30, 2015 and December 31, 2014:

Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	September 30, 2015	December 31, 2014
Discount rate	2.9%-10.5%	3.3%-10.6%
Default rate	2.7%-22.8%	2.6%-19.7%

Servicing Rights

Range
Unobservable Input	September 30, 2015	December 31, 2014
Discount rate	15% - 25%	15% - 25%
Default rate	2.0% - 21.8%	2.6% - 26.3%
Market servicing rate	0.625%	0.625% - 0.70%

At September 30, 2015, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the member payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.

The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2015	$284,200	$(284,627)	$1,431	$1,004
Purchase of Borrower Loans/Issuance of Notes	47,591	(47,670)	1,024,464	1,024,385
Principal repayments	(38,407)	38,202	(4)	(209)
Borrower Loans sold to third parties	(447)	425	(1,025,824)	(1,025,846)
Other changes	21	(18)	(8)	(5)
Change in fair value	(6,496)	6,434	(25)	(87)
Balance at September 30, 2015	$286,462	$(287,254)	$34	$(758)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2014	$252,971	$(253,943)	$7,998	$7,026
Purchase of Borrower Loans/Issuance of Notes	44,141	(44,077)	443,835	443,899
Principal repayments	(31,244)	31,334	(403)	(313)
Borrower Loans sold to third parties	-	-	(438,342)	(438,342)
Other changes	46	(22)	7	31
Change in fair value	(5,821)	5,842	-	21
Balance at September 30, 2014	$260,093	$(260,866)	$13,095	$12,322

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2015	$273,243	$(273,783)	$8,463	$7,923
Purchase of Borrower Loans/Issuance of Notes	142,103	(142,246)	2,426,963	2,426,820
Principal repayments	(111,864)	111,711	(546)	(699)
Borrower Loans sold to third parties	(447)	425	(2,434,707)	(2,434,729)
Other changes	(108)	119	(18)	(7)
Change in fair value	(16,465)	16,520	(121)	(66)
Balance at September 30, 2015	$286,462	$(287,254)	$34	$(758)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2014	$233,105	$(234,218)	$3,206	$2,093
Purchase of Borrower Loans/Issuance of Notes	130,857	(130,756)	919,770	919,871
Principal repayments	(88,974)	88,909	(533)	(598)
Borrower Loans sold to third parties	-	-	(909,364)	(909,364)
Other changes	(54)	67	16	29
Change in fair value	(14,841)	15,132	-	291
Balance at September 30, 2014	$260,093	$(260,866)	$13,095	$12,322

The following table presents additional information about level 3 servicing assets and liabilities measured at fair value on a recurring basis:

	Servicing Assets	Servicing Liabilities
Fair Value at July 1, 2015	$8,682	$606
Additions	4,370	53
Less: Changes in fair value	(1,752)	(109)
Fair value at September 30, 2015	$11,300	$550

	Servicing Assets	Servicing Liabilities
Amortized cost at January 1, 2015	$4,163	$624
Adjustment to adopt fair value measurement	546	(29)
Fair value at January 1, 2015	4,709	595
Additions	10,204	246
Less: Changes in fair value	(3,613)	(291)
Fair value at September 30, 2015	$11,300	$550

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at September 30, 2015 for Borrower Loans, Loans Held for Sale and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Discount rate assumption:	4.57	%*	4.57	%*
Resulting fair value from:
100 basis point increase	$283,684		$284,453
200 basis point increase	280,688		281,443
Resulting fair value from:
100 basis point decrease	$289,923		$290,720
200 basis point decrease	293,172		293,985
Default rate assumption:	12.73	%*	12.73	%*
Resulting fair value from:
100 basis point increase	$283,157		$283,915
200 basis point increase	279,610		280,343
Resulting fair value from:
100 basis point decrease	$290,392		$291,201
200 basis point decrease	294,042		294,877

*	Represents weighted average assumptions considering all credit grades.

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

The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of September 30, 2015 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$10,462	$(605)
Market servicing rate decrease to 0.60%	$12,138	$(496)
Weighted average default assumptions	14%	14%
Resulting fair value from:
100 basis point increase	$11,091	$(550)
100 basis point decrease	$11,510	$(551)

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

8. American HealthCare Lending Acquisition

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

PHL operates a cloud-based patient financing company for healthcare providers in the cosmetic, dentistry, bariatric surgery, fertility, plastic surgery and other markets. PHL has relationships with a nationwide network of healthcare providers.  These healthcare providers refer individuals who would like to finance medical procedures to the Prosper platform. Prosper has included the financial results of PHL in the condensed consolidated financial statements from the date of acquisition. The amounts of net revenue and loss of PHL included in Prosper’s condensed consolidated statement of operations from the merger date of January 23, 2015 to September 30, 2015 were $2.1 million and $3.3 million, respectively. Prosper recorded acquisition-related expenses $0.2 million for the nine months ended September 30, 2015, which is included in general and administrative expense.

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

The goodwill balance is primarily attributed to expected operational synergies and the assembled workforce. Goodwill is expected to be deductible for U.S. income tax purposes.

Intangible assets as of September 30, 2015 are as follows (in thousands):

	September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Customer relationships	$2,650	$(321)	$2,329	9.3
Technology	810	(180)	630	2.3
Brand name	60	(40)	20	0.3
Total intangible assets subject to amortization	$3,520	$(541)	$2,979

The customer relationship intangible assets are being amortized on an accelerated basis over a 10 year period. The technology and brand name intangible assets are being amortized on a straight line basis over three and one years, respectively. Amortization expense associated with intangible assets for the three and nine months ended September 30, 2015 was $203 thousand and $541 thousand respectively.

Prosper valued the customer relationships, technology and brand name assets using the income approach.  Significant assumptions include forecasts of revenues, costs of revenues, operating expenses and customer attrition rates.

The impact was not material on Prosper’s revenue and net earnings on a pro forma basis for all periods presented.

9. Net Loss Per Share

The weighted average shares used in calculating basic and diluted net loss per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net Income (loss) (in thousands)	$(3,843)	$3,344	$(17,324)	$1,340
Less: Excess return to preferred shareholders on repurchase	-	(14,892)	-	(14,892)
Net loss available to common stockholders for basic and diluted loss per share (in thousands)	$(3,843)	$(11,548)	$(17,324)	$(13,552)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	11,181,553	9,179,426	10,949,396	8,620,434
Basic and Diluted net loss per share	$(0.34)	$(1.26)	$(1.58)	$(1.57)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	35,477,685	30,699,957	35,477,685	30,699,957
Stock options issued and outstanding	7,012,630	4,540,101	6,518,522	4,540,101
Unvested stock options exercised	2,381,385	4,768,109	2,381,385	4,768,109
Warrants issued and outstanding	120,471	197,870	120,471	197,870
Total common stock equivalents excluded from diluted net loss per common share computation	44,992,171	40,206,037	44,498,063	40,206,037

10. Convertible Preferred Stock and Stockholders’ Deficit

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

Dividends

Dividends on shares of the New Series D convertible preferred stock are payable only when, as, and if declared by the Board of Directors. No dividends will be paid with respect to the common stock until any declared dividends on the New Series A, New Series B, New Series C and New Series D convertible preferred stock have been paid or set aside for payment to the New Series A, New Series B, New Series C and New Series D convertible preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then effective conversion rate. To date, no dividends have been declared on any of Prosper’s preferred stock or common stock, and there are no dividends in arrears at September 30, 2015.

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

The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of September 30, 2015 are disclosed in the table below (amounts in thousands except share and per share amounts):

Convertible Preferred Stock	Par Value	Authorized shares	Outstanding and Issued shares	Liquidation Preference
New Series A	$0.01	13,711,644	13,711,644	$19,774
Series A-1	0.01	4,952,183	4,952,183	49,522
New Series B	0.01	7,155,176	7,155,176	21,581
New Series C	0.01	4,880,954	4,880,954	70,075
New Series D	0.01	4,777,728	4,777,728	165,000
		35,477,685	35,477,685	$325,952

Common Stock

Prosper, through its amended and restated certificate of incorporation, is the sole issuer of common stock and related options and warrants. In April 2015, Prosper amended and restated its certificate of incorporation to effect an increase in the number of authorized shares of stock. The total number of shares of stock which Prosper has the authority to issue is 89,542,900, consisting of 54,065,215 shares of common stock, $0.01 par value per share, and 35,477,685 shares of preferred stock, $0.01 par value per share. As of September 30, 2015, 14,058,509 shares of common stock were issued and 13,871,322 shares of common stock were outstanding. As of December 31, 2014, 14,448,700 shares of common stock were issued and 14,448,700 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.

On June 12, 2015, Prosper repurchased 777,025 shares of common stock from certain employees at a price equal to $34.54 per share for an aggregate purchase price of $26.8 million.  As the purchase price exceeded the fair value of common stock at the time of the repurchase, Prosper recognized compensation costs of $5.7 million of which $0.13 million is recorded in Origination and Servicing, $0.04 million in Sales and Marketing and $5.50 million in General and Administrative on the Condensed Consolidated Statement of Operations.  As part of this transaction Prosper repurchased 721,419 shares for a total of $24.9 million from Prosper’s executive officers.

On September 11, 2015, Prosper repurchased 68,073 shares of common stock from certain employees at a price equal to $34.54 per share for an aggregate purchase price of $2.4 million.  As the purchase price exceeded the fair value of common stock at the time of the repurchase, Prosper recognized compensation costs of $0.5 million of which $0.2 million is recorded in Origination and Servicing, $0.03 million in Sales and Marketing and $0.2 million in General and Administrative on the Condensed Consolidated Statement of Operations.  None of these repurchases were from Prosper’s executive officers.

Common Stock Issued upon Exercise of Stock Options

During the nine months ended September 30, 2015 Prosper issued 628,150 shares of common stock, upon the exercise of options for cash proceeds of $0.77 million, of which 15,209 shares were unvested. With the approval of Prosper’s board of directors, Prosper allows certain employees and directors to exercise stock options granted under the 2005 Plan prior to vesting. The unvested shares are subject to Prosper’s repurchase right at the original exercise price. Early exercises of options are not deemed to be substantive exercises for accounting purposes and therefore, amounts received for early exercises are initially recorded in Repurchase Liability for Unvested Restricted Stock Awards.  Such amounts are reclassified to common stock and additional paid-in capital as the underlying shares vest. At September 30, 2015 and December 31, 2014, there were 2,381,385 and 4,112,269 shares respectively of restricted stock outstanding that remain unvested and subject to Prosper’s right of repurchase.

For the nine months ended September 30, 2015, Prosper repurchased 291,536 shares of restricted stock for $130 thousand upon termination of employment of various employees.

Common Stock Issued upon Exercise of Warrants

For the nine months ended September 30, 2015, Prosper issued 38,674 shares of common stock upon the exercise of warrants for aggregate proceeds of $120 thousand.

11. Share Based Incentive Plan and Compensation

In 2005, Prosper’s stockholders approved the adoption of the 2005 Stock Plan. In December 2010, Prosper’s stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (the “2005 Plan”).   The 2005 Plan expired during the three months ending September 30, 2015 and Prosper’s stockholders approved the adoption of the 2015 Equity Incentive Plan (the “2015 Plan”). As of September 30, 2015 under the 2005 Plan, up to 14,273,773 shares of common stock are reserved and may be issued to employees, directors, and consultants by Prosper’s board of directors and stockholders to promote the success of its business.  As of September 30, 2015 under the 2015 Plan, up to 2,349,901 shares of common stock are reserved and may be granted to employees, directors, and consultants by Prosper’s board of directors and stockholders to promote the success of its business.   Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter.  In no event are options exercisable more than ten years after the date of grant.

At September 30, 2015, there were 1,537,101 shares available for grant under the 2015 Plan and zero shares available for grant under the 2005 Plan.

Early Exercised Stock Options

The activity of options that were early exercised under the 2005 Plan for the nine months ended September 30, 2015 is below:

	Early exercised options, unvested	Weighted average exercise price
Balance as of January 1, 2015	4,112,269	$0.25
Exercise of non-vested stock options	15,209	5.54
Repurchase of restricted stock	(291,536)	0.45
Restricted stock vested	(1,454,557)	0.27
Balance as of September 30, 2015	2,381,385	$0.24

Additional information regarding the unvested early exercised stock options outstanding as of September 30, 2015 is as follows:

	Options Outstanding
Range of
Exercise	Number	Weighted –Avg.	Weighted –Avg.
Prices	Outstanding	Remaining Life	Exercise Price
$0.10	2,220,565	1.39	$0.10
0.57	116,814	2.35	0.57
5.65	41,506	2.84	5.65
18.11	2,500	3.42	18.11
$0.10 - $18.11	2,381,385	1.46	$0.24

Stock Option Activity

Stock option activity under the 2005 Plan and 2015 Plan is summarized for the nine months ended September 30, 2015 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2015	4,994,998	$1.85
Options granted	3,358,114	20.55
Options exercised – vested	(612,941)	1.12
Options exercised – nonvested	(15,209)	5.54
Options forfeited	(689,484)	4.83
Balance as of September 30, 2015	7,035,478	10.53

Options vested and/or exercisable at September 30, 2015	5,554,074	8.43

For the nine months ended September 30, 2015, Prosper granted stock options to purchase 3,358,114 shares of common stock with a weighted average grant date fair value of $14.52 per share and an estimated aggregate fair value of approximately $48.8 million.

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of September 30, 2015 is as follows:

	Options Outstanding			Options Vested and Exercisable
		Weighted –	Weighted –		Weighted -
Range of		Avg.	Avg.		Avg.
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Vested	Price
$0.10 - $0.99	2,553,872	8.33	$0.55	2,553,872	$0.55
1.00 - 4.99	180,372	5.56	1.67	176,271	1.67
5.00 - 9.99	1,075,995	8.82	5.64	456,492	5.64
10.00 - 19.99	2,367,439	9.38	18.11	2,367,439	18.11
20.00 - 27.45	857,800	9.74	27.34	-	-
$0.10 - $27.45	7,035,478	8.86	$10.53	5,554,074	$8.49

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

As Prosper’s stock is not publicly traded, the expected volatility of its stock price is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of Prosper. The expected term assumptions is based on the expected life of the stock options giving consideration to the contractual terms and vesting schedules. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Prosper uses an expected dividend yield of zero as it does not anticipate paying any dividends in the foreseeable future. Expected forfeitures are based on Prosper’s historical experience.

The fair value of Prosper’s stock option awards for the three months and nine months ended September 30, 2015 and 2014 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Volatility of common stock	50.71%	57.63%	56.14%	67.95%
Risk-free interest rate	1.70%	1.72%	1.71%	1.76%
Expected life	6.0 years	5.9 years	6.0 years	5.6 years
Dividend yield	0%	0%	0%	0%

During the nine months ended September 30, 2015, Prosper issued 90,000 shares of restricted stock to employees at a purchase price of $18.11 per share.  One third of these shares vest on the annual anniversary date of the grant over the three year term of the agreement.

The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Origination and servicing	$369	$14	$805	$139
Sales and marketing	669	22	1,734	53
General and administrative	2,209	237	4,900	571
Total stock based compensation	$3,247	$273	$7,439	$763

During the three months ended September 30, 2015 and 2014, Prosper capitalized $202 thousand and $8 thousand respectively, of stock-based compensation as internal use software and website development costs. During the nine months ended September 30, 2015 and 2014, Prosper capitalized $499 thousand and $18 thousand respectively, of stock-based compensation as internal use software and website development costs. As of September 30, 2015, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper’s employees’ unvested stock-based awards was approximately $36.4 million, which will be recognized over the remaining weighted-average vesting period of approximately 3.2 years.

12. Income Taxes

For the three and nine months ended September 30, 2015, Prosper recognized $35 thousand and $284 thousand respectively of income tax expense. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability.  No other income tax expense or benefit was recorded for the three and nine months ended September 30, 2015 and 2014 due to a full valuation allowance recorded against our deferred tax assets.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been.

Prosper files U.S. Federal and multiple state tax returns. Prosper is currently not subject to any income tax examinations in any jurisdiction. Due to Prosper’s losses, generally income tax returns related to all years remain open to examination.

The net amount of unrecognized tax benefits as of September 30, 2015 is $4.9 million related to the uncertainty of whether Prosper will be allowed to utilize certain California NOL carryforwards and R&D credits to offset future taxable income due to Section 382 limitations. Prosper does not expect any material changes in the next 12 months to its unrecognized tax benefits.

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

The following table summarizes Prosper’s activity related to its unrecognized tax benefits (in thousands):

Beginning balance as of January 1, 2015	$4,927
Decrease related to prior year positions	-
Increase related to current year positions	-
Ending balance as of September 30, 2015	$4,927

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

13. Commitments and Contingencies

Future Minimum Lease Payments

During 2014, Prosper entered into leases for its new corporate headquarters at 221 Main Street in San Francisco, California and for its co-location facility.  The 221 Main Street lease is a non-cancelable operating lease that expires in February 2023.  The co-location facility lease expired in August 2015. In 2014, Prosper entered into a lease for office space in Phoenix, Arizona under an operating lease that expires in July 2021.  In 2015, Prosper entered into a lease for office space in Lehi, Utah and San Francisco, California under operating leases that expire in February 2027 and February 2023, respectively.

Future minimum rental payments under these leases as of September 30, 2015 are as follows (in thousands):

Remaining three months of 2015	994
2016	5,976
2017	7,700
2018	8,133
2019	8,364
2020	8,601
Thereafter	26,820
Total future operating lease obligations	$66,588

Rental expense under operating lease arrangements was $1.0 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively. Rental expense under operating lease arrangements was $2.7 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Operating Commitments

Prosper has an agreement with WebBank, under which all Borrower Loans originated through Prosper’s marketplace are made by WebBank under its bank charter. The arrangement allows for Borrower Loans to be offered to borrowers nationwide on uniform terms. Prosper is required to pay the greater of a monthly minimum fee or a fee calculated based on a certain percentage of monthly Borrower Loan origination volume. The minimum annual fee for the year ended December 31, 2015 is $1.4 million.

Loan Purchase Commitments

Prosper has entered into an agreement with WebBank to purchase $38.8 million of Borrower Loans that WebBank is originating within the first two business days of the three months ended December 31, 2015.

Repurchase and Indemnification Contingency

Under the terms of the loan purchase agreements between Prosper and investor members that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor member. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at September 30, 2015 is $3,116 million. Prosper has accrued $298 thousand and $171 thousand as of September 30, 2015 and December 31, 2014, respectively in regard to this obligation.

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

On April 21, 2009, Prosper and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between Prosper and the states in which it, under its initial platform structure, offered promissory notes for sale directly to investor members prior to November 2008. The consent order involves payment by Prosper of up to an aggregate of $1 million in penalties, which have been allocated among the states based on Prosper’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of our promissory note sale activities prior to November 2008. Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order; however, no state is obliged to do so, and there is no deadline by which a state must make its decision. Prosper is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against Prosper, subject to any applicable statute of limitations. As of September 30, 2015, Prosper has entered into consent orders with 35 states and has paid an aggregate of $0.48 million in penalties to those states.

As of September 30, 2015 and December 31, 2014, Prosper has accrued approximately $0.23 million and $0.25 million, respectively, in connection with the contingent liability associated with the states that have not entered into consent orders, in accordance with ASC Topic 450, Contingencies. The methodology applied to estimate the accrual was to divide the $1 million maximum fee pro-rata by state, using Prosper’s promissory note sales from inception through November 2008. A weighting was then applied by state to each state that has not entered into a consent order, assigning a likelihood that the penalty will be claimed. In estimating the probability of a claim being made by a state, Prosper considered factors such as the standard terms of the consent orders; whether the state ever gave any indication of concern regarding the sale of promissory notes through the platform; the probability of a state electing not to enter into a consent order in order to pursue its own litigation against Prosper; whether the penalty is sufficient to compensate a state for the cost of processing the settlement consent order; and finally the impact that current economic conditions have had on state governments. Prosper will continue to evaluate this accrual and related assumptions as new information becomes known.

In 2008, plaintiffs filed a class action lawsuit against Prosper and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California. The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. On July 19, 2013 solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation agreed to enter into a settlement to resolve all claims related thereto (the “Settlement”). In connection with the Settlement, Prosper agreed to pay an aggregate amount of $10 million into a settlement fund, split into four annual installments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. The Settlement received final approval in a final order and judgment entered by the Superior Court on April 16, 2014. Pursuant to the final order and judgment, the claims in the class action were dismissed, and the defendants were released by the plaintiffs from all claims that were or could have been asserted concerning the issues alleged in the class action lawsuit. The reserve for the class action settlement liability is $5.9 million in the condensed consolidated balance sheet as of September 30, 2015.

14. Related Parties

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

Prosper’s executive officers, directors who are not executive officers and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and nine months ended September 30, 2015 and 2014, as well as the Notes outstanding as of September 30, 2015 and December 31, 2014 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Nine Months Ended September 30,		Nine Months Ended September 30,
Related Party	2015	2014	2015	2014
Executive officers and management	$1,232	$591	$152	$110
Directors	31	22	6	7
Total	$1,263	$613	$158	$117

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended September 30,		Three Months Ended September 30,
Related Party	2015	2014	2015	2014
Executive officers and management	$386	$188	$53	$41
Directors	10	19	2	2
Total	$396	$207	$55	$43

	Notes Balance as of
Related Party	September 30, 2015	December 31, 2014
Executive officers and management	$2,173	$1,614
Directors	99	76
	$2,272	$1,690

15. Postretirement Benefit Plans

Prosper has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer eligible compensation up to the annual maximum as determined by the Internal Revenue Service. Prosper’s contributions to the 401(k) plan are discretionary. During the three months ended September 30, 2015 and 2014, Prosper has contributed $0.5 million and $0.2 million to the 401 (k) plan.  During the nine months ended September 30, 2015 and 2014, Prosper has contributed $1.3 million and $0.4 million to the 401 (k) plan.

16. Segments

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

17. Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2014, Prosper identified errors that affected the interim condensed financial statements as of and for the three and nine months ended September 30, 2014. Financial statements presented herein have been restated to correct for these errors that are described below and summarized in the tables that follow.

Prosper discovered that certain fees that Prosper pays to WebBank were incorrectly classified as expenses.  Since WebBank is a customer of Prosper and Prosper earns transaction fees from WebBank any cash consideration paid to WebBank should be recorded as a reduction of the Transaction Fees earned by Prosper.   This resulted in an overstatement of Transaction Fee revenues and Origination and Servicing expenses of $923 thousand and $2,012 thousand for the three and nine months ended September 30, 2014, respectively.

Prosper also discovered that certain rebates offered on the sale of Borrower Loans and Notes were incorrectly classified as Transaction Fee revenue and should have been classified as Gain on Sale Borrower Loans or Change in Fair value of Borrower Loans, Loans Held for Sale and Notes.   This resulted in an understatement of Transaction Fee revenues of $5 thousand and an overstatement of Gain on Sale Borrower Loans of $5 thousand for the three months ended September 30, 2014.  This resulted in an understatement of Transaction Fee revenues of $665 thousand, an overstatement of Gain on Sale Borrower Loans of $585 thousand and an overstatement of Change in Fair Values of Borrower Loans, Loans Held for Sale and Notes of $80 thousand for the nine months ended September 30, 2014.

Additionally, Prosper discovered certain errors in its valuation of servicing assets and liabilities which resulted in an overstatement of net loan servicing rights and an understatement of the Gain on Sale Borrower Loans of $718 thousand and $1,666 thousand for the three and nine months ended September 30, 2015, respectively.   Also, Prosper discovered errors in its amortization of the servicing assets and liabilities which overstated Servicing Fees by $202 thousand and understated by $749 thousand for the three and nine months ending September 30, 2014, respectively.

Prosper also discovered errors related to internal use software and web site development costs including an impairment that was not recorded when the project was abandoned in the prior year and assets were being amortized incorrectly which overstated amortization included in Origination and Servicing expense for $25 thousand and understated for $26 thousand for the three and nine months ended September 30, 2014, respectively.

In addition to the restatements described above, Prosper has made other corrections, some of which were previously identified, but were not corrected because management had determined they were not material, individually or in the aggregate, to our consolidated financial statements. These corrections related to the fair value of Loans Held for Sale, reclassification of certain loans from Loans Held for Sale to Borrower Loans, amortization of prepaid assets, estimation of various accruals and a correction for vesting of options that were early exercised.

Prosper also discovered the following classification errors within its Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014:

●

Changes in Restricted Cash and Payable to Investors balances related to operating activities were inappropriately presented due to certain bank accounts being inappropriately excluded from the balance sheet.  The use of the cash in these bank accounts is restricted and may only be used by Prosper to fund Borrower Loans, at Fair Value on which investors have bid.

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

Lastly, Prosper corrected its calculation of basic and diluted earnings (loss) per share for the changes to net income (loss) and errors in the calculation of the weighted average basic and diluted shares which was overstated by 120,351 shares for the nine months ended September 30, 2014. Further the weighted average shares for basic and diluted earnings per share were overstated by 100,908 shares for the three months ended September 30, 2014.

The following tables present the impact of these corrections on three and nine months ended September 30, 2014 ($ in thousands):

Condensed Consolidated Statement of Operations – Three months ended September 30, 2014

	As previously reported	Reclassifications*	As reclassified	Adjustments	As corrected
Revenue
Operating Revenue
Transaction Fees, Net	$22,233	$-	$22,233	$(1,172)	$21,061
Servicing Fees, Net	1,749	-	1,749	(348)	1,401
Gain on Sale of Borrower Loans	-	635	635	633	1,268
Other Revenue	1,147	(635)	512	(33)	479
Total Operating Revenue	25,129	-	25,129	(920)	24,209
Interest Income
Interest Income on Borrower Loans	10,705	-	10,705	76	10,781
Interest Expense on Notes	(9,850)	-	(9,850)	(36)	(9,886)
Net Interest Income	855	-	855	40	895
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	59	-	59	(38)	21
Total Net Revenue	26,043	-	26,043	(918)	25,125

Expenses
Cost of Services	1,408	(1,408)	-	-	-
Compensation and benefits	6,260	(6,260)	-	-	-
Marketing and advertising	10,717	(10,717)	-	-	-
Depreciation and amortization	462	(462)	-	-	-
Professional services	582	(582)	-	-	-
Facilities and maintenance	1,441	(1,441)	-	-
Origination and Servicing	-	4,298	4,298	(922)	3,376
Sales and Marketing	-	11,201	11,201	-	11,201
General and Administrative	-	7,820	7,820	(616)	7,204
Other	2,449	(2,449)	-	-	-
Total Expenses	23,319	-	23,319	(1,538)	21,781
Net Income	2,724	-	2,724	620	3,344

Excess return to preferred shareholders on repurchase	(14,892)	-	(14,892)	-	(14,892)
Net loss available to common shareholders	(12,168)	-	(12,168)	620	(11,548)
Net loss per share - basic and diluted	(1.31)	-	(1.31)	0.05	(1.26)
Weighted-average shares - basic and diluted	9,280,334	-	9,280,334	(100,908)	9,179,426

*See note 1 for a description of the reclassifications.

Condensed Consolidated Statement of Operations – Nine months ended September 30, 2014

	As previously reported	Reclassifications*	As reclassified	Adjustments	As corrected
Revenue
Operating Revenue
Transaction Fees, Net	$46,849	$-	$46,849	$(1,445)	$45,404
Servicing Fees, Net	3,044	-	3,044	(532)	2,512
Gain on Sale of Borrower Loans	-	814	814	1,432	2,246
Other Revenue	2,090	(814)	1,276	(614)	662
Total Operating Revenue	51,983	-	51,983	(1,159)	50,824
Interest Income
Interest Income on Borrower Loans	30,995	-	30,995	158	31,153
Interest Expense on Notes	(28,613)		(28,613)	(259)	(28,872)
Net Interest Income	2,382	-	2,382	(101)	2,281
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	448	-	448	(157)	291
Total Net Revenue	54,813	-	54,813	(1,417)	53,396

Expenses
Cost of Services	3,275	(3,275)	-	-	-
Compensation and benefits	16,327	(16,327)	-	-	-
Marketing and advertising	25,743	(25,743)	-	-	-
Depreciation and amortization	1,201	(1,201)	-	-	-
Professional services	1,169	(1,169)	-	-	-
Facilities and maintenance	2,604	(2,604)	-	-
Loss on impairment of fixed assets	215	(215)	-	-	-
Origination and Servicing	-	10,232	10,232	(2,012)	8,220
Sales and Marketing	-	27,028	27,028		27,028
General and Administrative	-	17,371	17,371	(563)	16,808
Other	4,097	(4,097)	-	-	-
Total Expenses	54,631	-	54,631	(2,575)	52,056
Net Income	182	-	182	1,158	1,340

Excess return to preferred shareholders on repurchase	(14,892)	-	(14,892)	-	(14,892)
Net loss available to common shareholders	(14,710)	-	(14,710)	1,158	(13,552)
Net loss per share - basic and diluted	(1.68)	-	(1.68)	0.11	(1.57)
Weighted-average shares - basic and diluted	8,740,785	-	8,740,785	(120,351)	8,620,434

*See note 1 for a description of the reclassifications.

Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2014

	As previously
	reported	Adjustments	As corrected
Cash flows from operating activities:
Net Income	$182	$1,158	$1,340
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	(448)	157	(291)
Depreciation and Amortization	1,201	27	1,228
Gain on sales of Borrower Loans	-	(2,480)	(2,480)
Amortization of and Change in Fair Value of Servicing Rights	(803)	1,175	372
Stock-Based Compensation	777	(14)	763
Other, Net	215	63	278
Changes in Operating Assets and Liabilities:		-
Purchase of Loans Held for Sale at Fair Value	(12,444)	(907,326)	(919,770)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	-	909,897	909,897
Restricted Cash Except for those Related to Investing Activities	-	(26,976)	(26,976)
Accounts Receivable	(703)	108	(595)
Prepaid and Other Assets	(2,543)	28	(2,515)
Class Action Settlement Liability	(1,909)	(91)	(2,000)
Accounts Payable and Accrued Liabilities	4,406	624	5,030
Payable to Investors	-	22,596	22,596
Net Cash Used in Operating Activities	(12,069)	(1,054)	(13,123)
Cash Flows From Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(823,841)	692,984	(130,857)
Principal Payments of Borrower Loans Held at Fair Value	88,944	30	88,974
Proceeds from Sale of Borrower Loans Held at Fair Value	693,007	(693,007)	-
Purchases of Property and Equipment	(3,151)	(1,655)	(4,806)
Changes in Restricted Cash Related to Investing Activities	(1,478)	2,347	869
Net Cash Used in Investing Activities	(46,519)	699	(45,820)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	130,828	(72)	130,756
Payment of Notes Held at Fair Value	(89,336)	427	(88,909)
Proceeds from Issuance of Convertible Preferred Stock, net	69,958	-	69,958
Proceeds from Early Exercise of Stock Options and Issuance of Restricted Stock	454	-	454
Proceeds from Exercise of Vested Stock Options and Common Stock Warrants	161	-	161
Repurchase of Preferred Stock	(18,525)	-	(18,525)
Repurchase of Restricted Stock	(24)	-	(24)
Net Cash Provided by Financing Activities	93,516	355	93,871

Net Increase in Cash and Cash Equivalents	34,928	-	34,928
Cash and Cash Equivalents at Beginning of the Period	18,339	-	18,339
Cash and Cash Equivalents at End of the Period	$53,267	$-	$53,267

18. Subsequent Events

On October 9, 2015, PMI acquired all of the outstanding shares of BillGuard, Inc. (“BillGuard”), and merged BillGuard with and into Beach Merger Sub, Inc., a wholly owned subsidiary of PMI, with BillGuard surviving the merger.  Under the terms of the Agreement and Plan of Merger, dated as of September 23, 2015 the BillGuard stockholders received an aggregate of $25 million in cash at the closing of the merger, subject to certain deductions for debt and expenses.  If certain conditions of an earn-out are met within a 12-month period of the closing of the merger, the BillGuard stockholders will receive an additional $5 million, subject to certain indemnification obligations of the BillGuard stockholders.  Billguard is a personal finance analytics company that develops popular consumer apps to manage, protect and do more with money and credit. The acquisition will enable PMI to offer borrowers and investors a full suite of powerful tools to help them make smarter financial decisions, and will give PMI access to Israel's

extraordinary engineering and product talent pool.   The initial accounting for this acquisition was not complete as of November 6, 2015.

The acquisition of Billguard will be accounted for as business combinations, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition dates. Prosper is currently working on the preliminary purchase price allocations and expects them to be completed by the end of the fourth quarter of 2015.

Prosper Funding LLC

Condensed Consolidated Balance Sheets (Unaudited)

(amounts in thousands)

	September 30, 2015	December 31, 2014
Assets
Cash and Cash Equivalents	$10,068	$23,777
Restricted Cash	140,874	73,103
Short Term Investments	1,276	1,274
Loans Held for Sale at Fair Value	34	8,463
Borrower Loans at Fair Value	286,462	273,243
Property and Equipment, Net	5,492	1,125
Related Party Receivable	-	1,135
Servicing Assets	10,421	3,116
Other Assets	22	4
Total Assets	$454,649	$385,240
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$2,698	$1,357
Payable to Related Party	468	-
Payable to Investors	135,582	63,809
Notes at Fair Value	287,254	273,783
Total Liabilities	426,002	338,949
Member's Equity
Member's Equity	-	29,619
Retained Earnings	28,647	16,672
Total Member's Equity	28,647	$46,291
Total Liabilities and Member's Equity	$454,649	$385,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 as Restated*	2015	2014 as Restated*
Revenue
Operating Revenue
Administration Fee Revenue - Related Party	$16,544	$8,574	$40,430	$19,525
Servicing Income, Net	4,408	1,253	9,945	2,379
Gain on Sale of Borrower Loans	4,263	1,240	9,881	2,218
Other Revenue	561	-	557	-
Total Operating Revenue	25,776	11,067	60,813	24,122
Interest Income on Borrower Loans	10,258	10,860	30,960	31,443
Interest Expense on Notes	(9,550)	(9,886)	(28,561)	(28,873)
Net Interest Income	708	974	2,399	2,570
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(87)	21	(66)	302
Total Net Revenue	26,397	12,062	63,146	26,994
Expenses
Administration Fee - Related Party	18,236	7,371	41,615	16,401
Servicing	675	308	2,946	1,064
General and Administration	358	129	903	315
Total Expenses	19,269	7,808	45,464	17,780
Total Net Income	$7,128	$4,254	$17,682	$9,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

*See Note 9

Prosper Funding LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2015	2014 As Restated*
Cash Flows from Operating Activities:
Net Income	$17,682	$9,214
Adjustments to Reconcile Net Income to Net Cash Provided by (Used by) Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	66	(302)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	29	(28)
Gain on Sale of Borrower Loans	(9,958)	(2,480)
Amortization and Change in Fair Value of Servicing Rights	2,758	294
Depreciation and Amortization	2,483	788
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(2,426,963)	(919,770)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	2,435,253	909,897
Restricted Cash Except for those Related to Investing Activities	(69,242)	(26,976)
Other Assets	(18)	(4)
Accounts Payable and Accrued Liabilities	1,415	328
Payable to Investors	71,773	21,906
Net Related Party Receivable/Payable	1,603	(879)
Net Cash Provided by (Used By) Operating Activities	26,881	(8,012)
Cash flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(142,103)	(130,857)
Principal Payments of Borrower Loans Held at Fair Value	111,864	88,984
Maturities of Short Term Investments	1,274	1,271
Purchase of Short Term Investments	(1,276)	(1,274)
Purchases of Property and Equipment	(6,850)	(811)
Changes in Restricted Cash Related to Investing Activities	1,471	5,925
Net Cash Used in Investing Activities	(35,620)	(36,762)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	142,246	130,756
Payment of Notes Held at Fair Value	(111,711)	(88,909)
Net Cash Included in Transfer of Assets to Parent	(35,505)	-
Net Cash (Used By) Provided by Financing Activities	(4,970)	41,847
Net Decrease in Cash and Cash Equivalents	(13,709)	(2,927)
Cash and Cash Equivalents at Beginning of the Period	23,777	5,789
Cash and Cash Equivalents at End of the Period	$10,068	$2,862
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$28,698	$28,961
Non-Cash Operating Activity - Servicing Rights Fair Value Adjustment	$428	$-
Non-Cash Financing Activity - Distribution to Parent	$249	$733

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

Prosper Funding did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014.

The preparation of Prosper Funding's condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Prosper Funding bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.

Reclassifications

During the period ended September 30, 2015, Prosper Funding changed the presentation of its revenue in the consolidated statements of operations. A new line called “Gain on Sales of Borrower Loans” was created with the amounts included in this line previously classified as “Other Revenue”.  The gain on sale related to the sale of Borrower Loans was reclassified from “Other Revenues” to a new line call “Gain on Sales of Borrower Loans.”

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

Prosper Funding also changed the presentation of the servicing assets on its balance sheet by reclassifying them from “Prepaids and Other Assets” to “Servicing Assets”.  Prior period amounts have been reclassified to conform to the current presentation.   Management believes these changes make the income statement more useful for the readers of the financial statements and comparable with Prosper Funding’s competitors.

2. Significant Accounting Policies

Prosper Funding's significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these accounting policies during the first nine months of 2015 except for the policy related to the subsequent measurement of Loan Servicing Assets and Liabilities.

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

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard will be effective for Prosper Funding in the first quarter of fiscal 2018. Early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-14, which amended the standard to provide a one-year deferral of the effective date, as well as providing the option to early adopt the standard on the original effective date. Accordingly, Prosper may adopt the standard in either Prosper’s fiscal year ending December 31, 2017 or 2018. The guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Prosper has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the consolidated financial statements and related disclosures.

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

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Property and equipment:
Internal-use software and web site development costs	$7,220	$4,042
Less accumulated depreciation and amortization	(1,728)	(2,917)
Total property and equipment, net	$5,492	$1,125

Depreciation expense for the three months ended September 30, 2015 and 2014 was $587 thousand and $249 thousand, respectively.   Depreciation expense for the nine months ended September 30, 2015 and 2014 was $2,483 thousand and $788 thousand, respectively

4. Borrower Loans, Loans Held For Sale and Notes Held at Fair Value

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

The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale and Notes as of September 30, 2015 and December 31, 2014, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Aggregate principal balance outstanding	$285,837	$268,598	$(284,562)	$(272,269)	$44	$8,295
Fair value adjustments	625	4,645	(2,692)	(1,514)	(10)	168
Fair value	$286,462	$273,243	$(287,254)	$(273,783)	$34	$8,463

At September 30, 2015, Borrower Loans, Loans Held for Sale and Notes had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through September 2020. At December 31, 2014, Borrower Loans, Notes and Loans Held for Sale had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.77% to 33.04% and had various maturity dates through December 2019.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for Prosper Funding’s Borrower Loans, Loans Held for Sale and Notes fair value measurements at September 30, 2015 and December 31, 2014:

Range
Unobservable Input	September 30, 2015	December 31, 2014
Discount rate	2.9%-10.5%	3.2%-10.6%
Default rate	2.7%-22.8%	2.6%-19.7%

Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at September 30, 2015 for Borrower Loans, Loans Held for Sale and Notes funded are presented in the following table (in thousands):

	Borrower Loans and Loans Held for Sale		Notes
Discount rate assumption:	4.57	%*	4.57	%*
Resulting fair value from:
100 basis point increase	$283,684		$284,453
200 basis point increase	280,688		281,443
Resulting fair value from:
100 basis point decrease	$289,923		$290,720
200 basis point decrease	293,172		293,985
Default rate assumption:	12.73	%*	12.73	%*
Resulting fair value from:
200 basis point decrease	$283,157		$283,915
100 basis point decrease	279,610		280,343
Resulting fair value from:
100 basis point increase	$290,392		$291,201
200 basis point increase	294,042		294,877

*	Represents weighted average assumptions considering all credit grades.

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

The changes in the Borrower Loans, loans held for sale and Notes, which are Level 3 assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at January 1, 2014	$233,105	$(234,218)	$3,206	$2,093
Originations	130,857	(130,756)	919,770	919,871
Principal repayments	(88,984)	88,909	(533)	(608)
Borrower Loans sold to third parties	-	-	(909,364)	(909,364)
Other changes	(55)	67	16	28
Change in fair value	(14,830)	15,132	-	302
Balance at September 30, 2014	$260,093	$(260,866)	$13,095	$12,322

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at January 1, 2015	$273,243	$(273,783)	$8,463	$7,923
Originations	142,103	(142,246)	2,426,963	2,426,820
Principal repayments	(111,864)	111,711	(546)	(699)
Borrower Loans sold to third parties	(447)	425	(2,434,707)	(2,434,729)
Other changes	(108)	119	(18)	(7)
Change in fair value	(16,465)	16,520	(121)	(66)
Balance at September 30, 2015	$286,462	$(287,254)	$34	$(758)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at July 1, 2014	$252,971	$(253,943)	$7,998	$7,026
Originations	44,141	(44,077)	443,835	443,899
Principal repayments	(31,244)	31,334	(403)	(313)
Borrower Loans sold to third parties	-	-	(438,342)	(438,342)
Other changes	46	(22)	7	31
Change in fair value	(5,821)	5,842	-	21
Balance at September 30, 2014	$260,093	$(260,866)	$13,095	$12,322

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at July 1, 2015	$284,200	$(284,627)	$1,431	$1,004
Originations	47,591	(47,670)	1,024,464	1,024,385
Principal repayments	(38,407)	38,202	(4)	(209)
Borrower Loans sold to third parties	(447)	425	(1,025,824)	(1,025,846)
Other changes	21	(18)	(8)	(5)
Change in fair value	(6,496)	6,434	(25)	(87)
Balance at September 30, 2015	$286,462	$(287,254)	$34	$(758)

Approximately $1.3 million and $3.4 million, represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the three and nine months ending September 30, 2015 and September 30, 2014 respectively.

As September 30, 2015, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.7 million and a fair value of $0.7 million. As December 31, 2014, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.5 million and a fair value of $0.14 million. Prosper Funding places Borrower Loans on non-accrual status when they are over 120 days past due. As of September 30, 2015 and December 31, 2014, Borrower Loans in non-accrual status had a fair value of $0.1 million and $0, respectively.

5. Loan Servicing Assets and Liabilities

Prosper Funding accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees.  The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers and the servicing rights are retained. Prior to January 1, 2015, the initial fair value of such servicing assets or liabilities was amortized in proportion to and over the servicing period. Subsequent to January 1, 2015, the servicing assets and liabilities are measured at fair value throughout the servicing period.  The total gain recognized on the sale of such Borrower Loans was $1.2 million and $2.2 million for the three and nine months ended September 30, 2014, respectively. Effective January 1, 2015, Prosper Funding elected to adopt the fair value method to measure the servicing assets and liabilities for all classes subsequent to initial recognition. The total gain recognized on the sale of the Borrower Loans sold to unrelated third-party buyers was $4.3 million and $9.9 million for the three and nine months ended September 30, 2015, respectively.

At September 30, 2015, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights had a total outstanding principal balance of $2,078 million, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 31.90% and various maturity dates through September 2020.  At December 31, 2014, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights had a total outstanding principal balance of $1,045 million, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 6.05% to 31.34% and various maturity dates through December 2019.

The fair value of the loan servicing assets and liabilities is determined using a discounted cash flow model that includes assumptions of the market servicing rate, the default rate and discount rate as important inputs.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for Prosper Funding's servicing asset/liability fair value measurements at September 30, 2015 and December 31, 2014:

Range
Unobservable Input	September 30, 2015	December 31, 2014
Discount rate	15% - 25%	15% - 25%
Default rate	2.1% - 21.8%	2.6% - 26.3%
Market servicing rate	0.625%	0.625% - 0.70%

Loan Servicing Assets and Liabilities Activity:

The following table presents additional information about Level 3 servicing assets and liabilities recorded at fair value for the three months ended March 31, 2015 (in thousands).

	Servicing	Servicing
	Assets	Liabilities
Amortized cost at January 1, 2015	$3,116	$624
Adjustment to adopt fair value measurement	399	(29)
Fair value at January 1, 2015	3,515	595
Additions	10,204	246
Less: Transfers to PMI	(249)	-
Less: changes in fair value	(3,049)	(291)
Fair value at September 30, 2015	$10,421	$550

	Servicing	Servicing
	Assets	Liabilities
Fair value at July 1, 2015	$7,634	$606
Additions	4,367	53
Less: Transfers to PMI	-	-
Less: changes in fair value	(1,580)	(109)
Fair value at September 30, 2015	$10,421	$550

Servicing Asset and Liability Fair Value Input Sensitivity:

The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of September 30, 2015 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Weighted average market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Servicing rate increase to 0.65%	$9,952	$(605)
Servicing rate decrease to 0.60%	$11,547	$(496)
Weighted average default assumptions	14%	14%
Resulting fair value from:
100 basis point increase	$10,230	$(550)
100 basis point decrease	$10,617	$(551)

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

6. Income Taxes

Prosper Funding incurred no income tax provision for the three and nine months ended September 30, 2015 and 2014. Prosper Funding is a US disregarded entity and its income and loss is included in the return of its parent, PMI. Since PMI is in a loss position, not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.

7. Commitments and Contingencies

Operating Commitments

Prosper Funding has an agreement with WebBank, under which Prosper Funding is required to pay WebBank the greater of a monthly minimum fee or a fee calculated based on a certain percentage of Borrower Loans purchased by Prosper Funding. The minimum annual fee for the year ended December 31, 2015 is $1.4 million.

Loan Purchase Commitments

Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $38.8 million of Borrower Loans that WebBank will originate within the first two business days of July 2015.

Repurchase and Indemnification Contingency

Under the terms of the loan purchase agreements between Prosper Funding and investor members that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor member. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at September 30, 2015 is $2.8 billion. Prosper Funding had accrued $248 thousand and $171 thousand as of September 30, 2015 and December 31, 2014 in regard to this obligation, respectively.

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

Prosper Funding’s executive officers, directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of Prosper as of September 30, 2015 and December 31, 2014 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Nine Months Ended September 30,		Nine Months Ended September 30,
Related Party	2015	2014	2015	2014
Executive officers and management	$1,232	$591	$152	$110
Directors	-	-	-	-
Total	$1,232	$591	$152	$110

	Note Balance as of
Related Party	September 30, 2015	December 31, 2014
Executive officers and management	$2,173	$1,614
Directors	-	-
	$2,173	$1,614

During the nine months ended September 30, 2015 Prosper Funding distributed $35.5 million to its parent.

9. Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2014, Prosper Funding identified errors that affected the interim condensed financial statements as of and for the three and nine months ended September 30, 2014.  The financial statements presented herein have been restated to correct for these errors that are described below.

Prosper Funding discovered certain errors in its valuation of servicing assets and liabilities which resulted in an overstatement of the servicing assets, an understatement of the servicing liabilities and an understatement of the Gain on Sale of Borrower Loans of $718 thousand and $1,666 thousand for the three and nine months ended September 30, 2014, respectively.  Also, Prosper Funding discovered errors in its amortization of the servicing assets and liabilities which overstated Servicing Income by $151 thousand and understated by$471 thousand for the three and nine months ending September 30, 2014, respectively.

Prosper Funding also discovered that the Administration Fee Related Party Expense was understated by $524 thousand and Servicing expenses were overstated by $906 thousand for the three months ended September 30, 2014 due to a misclassification of an expense between the two statement of operations line items and an error in the calculation of the Administration Fee Related Party Expense.  Prosper Funding also discovered that the Administration Fee Related Party Expense was understated by $1,373 thousand and Servicing expenses were overstated by $1,974 thousand for the nine months ended September 30, 2014 due to a misclassification of an expense between the two statement of operations classifications and an error in the calculation of the Administration Fee Related Party Expense.  The offset to the above errors was to Related Party Receivable which was understated as a result.

Prosper Funding also discovered errors related to internal use software including an overstatement of assets transferred from PMI and assets that were being amortized over their original estimated useful life after Prosper Funding decided to replace the assets before the originally estimated useful life which overstated amortization by $25 thousand and understated by$ 26 thousand for the three and nine months ended September 30, 2014, respectively, which is included in Servicing expenses.

In addition to the restatements described above, Prosper Funding has made other corrections, some of which were previously identified, but were not corrected because management had determined they were not material, individually or in the aggregate, to its consolidated financial statements. These corrections related to the fair value of Loans Held for Sale, and reclassification of certain Borrower Loans from Loans Held for Sale to Borrower Loans.

Lastly, Prosper Funding discovered the following classification errors within its Condensed Consolidated Statement of Cash Flows:

●

Changes in Restricted Cash and Payable to Investors balances related to operating activities were inappropriately presented due to certain bank accounts being inappropriately excluded from the balance sheet.  The use of the cash in these bank accounts is restricted and may only be used by Prosper Funding to fund Borrower Loans, at Fair Value on which investors have bid.

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

●	Other changes related to the correction of errors in the balance sheet and statement of operations as described above

The following tables present the impact of these corrections and corrections of other immaterial errors on the interim periods (in thousands):

Condensed Consolidated Statement of Operations – Three months ended September 30, 2014

	As previously reported	Reclassifications*	As reclassified	Adjustments	As corrected
Revenue
Operating Revenue
Administration Fee Revenue - Related Party	$8,574	$—	$8,574	$—	$8,574
Servicing Income, Net	1,574	—	1,574	(321)	1,253
Gain on Sale of Borrower Loans	—	635	635	605	1,240
Other Revenue	635	(635)	—	—	—
Total Operating Revenue	10,783	—	10,783	284	11,067
Interest Income on Borrower Loans	10,724	—	10,724	136	10,860
Interest Expense on Notes	(9,850)	—	(9,850)	(36)	(9,886)
Net Interest Income	874	—	874	100	974
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	59	—	59	(38)	21
Total Net Revenue	11,716	—	11,716	346	12,062

Expenses
Cost of Services	958	(958)	—	—	—
Administration Fee - Related Party	6836	—	6836	535	7,371
Depreciation and Amortization	273	(273)	—	—	—
Professional Services	1	(1)	—	—	—
Servicing	—	1,231	1,231	(923)	308
General and Administration	—	129	129	—	129
Other Operating Expenses	128	(128)	—	—	—
Total Expenses	8,196	—	8,196	(388)	7,808
Total Net Income	$3,520	$—	$3,520	$734	$4,254

*See note 1 for further details on the reclassifications.

Condensed Consolidated Statement of Operations – Nine months ended September 30, 2014

	As previously reported	Reclassifications*	As reclassified	Adjustments	As corrected
Revenue
Operating Revenue
Administration Fee Revenue - Related Party	$19,525	$—	$19,525	$—	$19,525
Servicing Income, Net	2,965	—	2,965	(586)	2,379
Gain on Sale of Borrower Loans	—	814	814	1,404	2,218
Other Revenue	814	(814)	—	—	—
Total Operating Revenue	23,304	—	23,304	818	24,122
Interest Income on Borrower Loans	31,014	—	31,014	429	31,443
Interest Expense on Notes	(28,613)	—	(28,613)	(260)	(28,873)
Net Interest Income	2,401	—	2,401	169	2,570
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	448	—	448	(146)	302
Total Net Revenue	26,153	—	26,153	841	26,994

Expenses
Cost of Services	2297	(2,297)	—	—	—
Administration Fee - Related Party	15018	—	15,018	1,383	16,401
Depreciation and Amortization	761	(761)	—	—	—
Professional Services	16	(16)	—	—	—
Servicing	—	3,058	3,058	(1,994)	1,064
General and Administration	—	329	329	(14)	315
Other Operating Expenses	313	(313)	—	—	—
Total Expenses	18,405	—	18,405	(625)	17,780
Total Net Income	$7,748	$—	$7,748	$1,466	$9,214

*See note 1 for further details on the reclassifications.

Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2014

	As previously
	reported	Adjustments	As corrected
Cash flows from operating activities:
Net Income	$7,748	$1,466	$9,214
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	(448)	146	(302)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	-	(28)	(28)
Depreciation and Amortization	761	27	788
Change in Servicing Rights	(808)	808	-
Gain on Sale of Borrower Loans	-	(2,480)	(2,480)
Amortization and Change in Fair Value of Servicing Rights	-	294	294
Changes in Operating Assets and Liabilities:
Purchase of Borrower Loans Held for Sale at Fair Value	(12,444)	(907,326)	(919,770)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	-	909,897	909,897
Restricted Cash Except for those Related to Investing Activities	-	(26,976)	(26,976)
Other Assets	(21)	17	(4)
Accounts Payable and Accrued Liabilities	212	116	328
Payable to Investors	-	21,906	21,906
Net Related Party Payable	(278)	(601)	(879)
Net Cash Used in Operating Activities	(5,278)	(2,734)	(8,012)
Cash Flows From Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(823,841)	692,984	(130,857)
Principal Payments of Borrower Loans Held at Fair Value	88,944	40	88,984
Proceeds from Sale of Borrower Loans Receivable Held at Fair Value	693,007	(693,007)	-
Maturities of Short Term Investments	-	1,271	1,271
Purchase of Short Term Investments	-	(1,274)	(1,274)
Purchases of Property and Equipment	(829)	18	(811)
Changes in Restricted Cash Related to Investing Activities	3,578	2,347	5,925
Net Cash Used in Investing Activities	(39,141)	2,379	(36,762)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	130,828	(72)	130,756
Payment of Notes Held at Fair Value	(89,336)	427	(88,909)
Net Cash Provided by Financing Activities	41,492	355	41,847
Net Decrease in Cash and Cash Equivalents	(2,927)	-	(2,927)
Cash and Cash Equivalents at Beginning of the Period	5,789	-	5,789
Cash and Cash Equivalents at End of the Period	$2,862	$-	$2,862

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

Overview

Prosper is a pioneer of online marketplace lending that connects borrowers and investors. Prosper’s goal is to enable borrowers to access credit at affordable rates and provide investors with attractive risk-adjusted rates of return. Prosper’s marketplace facilitated $1.6 billion in Borrower Loan originations during 2014, of which $1.4 billion were funded through Prosper’s Whole Loan Channel, representing 88% of the total Borrower Loans originated through Prosper’s marketplace during this period.  In the three months ended September 30, 2015, Prosper’s marketplace facilitated $1.1 billion in Borrower Loan originations, of which $1.0 billion were funded through Prosper’s Whole Loan Channel, representing 91% of the total Borrower Loans originated through Prosper’s marketplace during this period. In the nine months ended September 30, 2015, Prosper’s marketplace facilitated $2.6 billion in Borrower Loan originations, of which $2.4 billion were funded through Prosper’s Whole Loan Channel, representing 92% of the total Borrower Loans originated through Prosper’s marketplace during this period. From inception through September 30, 2015, Prosper’s marketplace facilitated $5.0 billion in Borrower Loan originations, of which $3.2 billion were funded through Prosper’s Whole Loan Channel, representing 64% of the total Borrower Loans originated through Prosper’s marketplace during this period.

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

Results of Operations

Overview

The following table summarizes Prosper’s net income (loss) for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended
	September 30, 2015
	2015	2014	$ Change	% Change
Total Net Revenue	$58,629	$25,125	33,504	133%
Total Expenses (including Income Taxes)	62,472	21,781	40,691	187%
Net Income (Loss)	$(3,843)	$3,344	(7,187)	(215)%

Total revenue for the three months ended September 30, 2015 increased $33.5 million, a 133% increase from the three months ended September 30, 2014, primarily due to increased Borrower Loan originations which increased 174%. Total expenses for the three months ended September 30, 2015 increased $40.7 million, a 187% increase from the three months ended September 30, 2014, primarily due to higher compensation costs as Prosper added more staff to support its business growth, additional facilities related expenses incurred in connection with the move into a new headquarters and expansion into Arizona and Utah, and higher marketing and origination expenses to support higher origination volume. Additionally, Prosper incurred $0.5 million in additional compensation costs as a result of purchasing common stock from certain employees at a price above the fair market value of such common stock.  Net loss for the three months ended September 30, 2015 increased $7.2 million, a switch from net income in the three months ended September 30, 2014, primarily due to increased expenses previously described.

The following table summarizes Prosper’s net income (loss) for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30, 2015
	2015	2014	$ Change	% Change
Total Net Revenue	$139,861	$53,396	86,465	162%
Total Expenses (including Income Taxes)	157,185	52,056	105,129	202%
Net Income (Loss)	$(17,324)	$1,340	(18,664)	(1393)%

Total revenue for the nine months ended September 30, 2015 increased $86.5 million, a 162% increase from the nine months ended September 30, 2014, primarily due to increased Borrower Loan originations, which increased 144%. Total expenses for the nine months ended September 30, 2015 increased $105.1 million, a 202% increase from the nine months ended September 30, 2014, primarily due to higher compensation costs as Prosper added more staff to support its business growth, additional facilities related expenses incurred in connection with the move into a new headquarters and expansion into Arizona and Utah, and higher marketing and origination expenses to support higher origination volume. Additionally, Prosper incurred $6.2 million in additional compensation costs as a result of purchasing common stock from certain employees at a price above the fair market value of such common stock.  Net loss for the nine months ended September 30, 2015 increased $18.7 million, a switch from net income in the nine months ended September 30, 2014, primarily due to increased expenses previously described.

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

Origination Volume

From inception through September 30, 2015, a total of 413,622 Borrower Loans, totaling $5.0 billion, were originated through Prosper’s marketplace.

During the third quarter ended September 30, 2015, 79,457 Borrower Loans totaling $1.1 billion were originated through Prosper’s marketplace, compared to 37,439 Borrower Loans totaling $493 million during the third quarter ended September 30, 2014. This represented a “unit” or loan, increase of 112% and a dollar increase of 117%.

The graph below presents aggregate dollar originations in (millions) through Prosper’s marketplace dating back to July 2009:

Revenue

The following table summarizes Prosper’s revenue for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
Operating Revenue
Transaction Fees, Net	$46,842	$21,061	25,781	122%
Servicing Fees, Net	4,652	1,401	3,251	232%
Gain on Sale of Borrower Loans	4,263	1,268	2,995	236%
Other Revenue	2,229	479	1,750	365%
Total Operating Revenue	57,986	24,209	33,777	140%
Interest Income
Interest Income on Borrower Loans	10,280	10,781	(501)	(5)%
Interest Expense on Notes	(9,550)	(9,886)	336	(3)%
Net Interest Income	730	895	(165)	(18)%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, net	(87)	21	(108)	(514)%
Total Revenue	58,629	25,125	33,504	133%

The following table summarizes Prosper’s revenue for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
Operating Revenue
Transaction Fees, Net	$111,984	$45,404	66,580	147%
Servicing Fees, Net	10,796	2,512	8,284	330%
Gain on Sale of Borrower Loans	9,881	2,246	7,635	340%
Other Revenue	4,935	662	4,273	645%
Total Operating Revenue	137,596	50,824	86,772	171%
Interest Income
Interest Income on Borrower Loans	30,892	31,153	(261)	(1)%
Interest Expense on Notes	(28,561)	(28,872)	311	(1)%
Net Interest Income	2,331	2,281	50	2%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, net	(66)	291	(357)	(123)%
Total Revenue	139,861	53,396	86,465	162%

Transaction Fees, Net

Prosper earns transaction fees paid by WebBank for Prosper’s services in connection with Borrower Loan origination. The transaction fee is equal to the origination fee WebBank charges the borrower under a Borrower Loan less the amount retained by WebBank.

Transaction fees increased primarily due to higher origination volume through Prosper’s marketplace during the three months ended September 30, 2015. The average transaction fee (gross of fees retained by WebBank) was 4.57% for the three months ended September 30, 2015 and was 4.47% for the three months ended September 30, 2014.

Transaction fees increased primarily due to higher origination volume through Prosper’s marketplace during the nine months ended September 30, 2015. The average transaction fee (gross of fees retained by WebBank) was 4.54% for the nine months ended September 30, 2015 and was 4.48% for the nine months ended September 30, 2014.

Servicing Fees, Net

Prosper earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates Prosper for the costs it incurs in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. The servicing fee is generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The increase in servicing fees was due to the increase in Borrower Loans being serviced as a result of the increase in Borrower Loan originations, which is offset by an increase in the change in fair value of the servicing asset.

Gain on Sale of Borrower Loans

Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The increase was due to an increase in volume of such sales.

Other Revenue

Other revenue consists primarily of credit referral fees, where partner companies pay Prosper an agreed upon amount for referrals of customers from the website. The increase in other revenue was due to the addition of new credit referral partners, as well as increased traffic to existing partners.

Interest Income on Borrower Loans and Interest Expense on Notes

Prosper recognizes interest income on Borrower Loans funded through the Note Channel using the accrual method based on the stated interest rate to the extent Prosper believes it to be collectable. Prosper records interest expense on the corresponding Notes based on the contractual interest rates.  The interest rate charged on the Borrower Loans is generally 1% higher than the corresponding interest rate on the Note to compensate Prosper for servicing the Borrower Loans. This is recorded in interest income.

Overall, the increase in net interest income for the periods above was primarily driven by the increase in volume of Borrower Loans funded through the Note Channel.

Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, net

The fair value of Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans, Loans Held for Sale and Notes include default rates derived from historical performance, and discount rates. Loans held for sale are primarily comprised of Borrower Loans held for short durations and are valued using the same approach as the Borrower Loans held at fair value.

The following table summarizes the fair value adjustments for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Borrower Loans	$(6,496)	$(5,821)	$(16,465)	$(14,841)
Loans held for sale	(25)	-	(121)	-
Notes	6,434	5,842	16,520	15,132
Total	$(87)	$21	$(66)	$291

Expenses

The following table summarizes Prosper’s expenses for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Expenses
Origination and Servicing	$8,357	$3,376	4,981	148%
Sales and Marketing	31,844	11,201	20,643	184%
General and Administrative -Research and Development	4,803	1,801	3,002	167%
General and Administrative - Other	17,433	5,403	12,030	223%
Total Expenses	$62,437	$21,781	$40,656	187%

The following table summarizes Prosper’s expenses for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Expenses
Origination and Servicing	$22,335	$8,220	14,115	172%
Sales and Marketing	76,996	27,028	49,968	185%
General and Administrative -Research and Development	10,527	6,477	4,050	63%
General and Administrative - Other	47,043	10,331	36,712	355%
Total Expenses	$156,901	$52,056	$104,845	201%

As of September 30, 2015, Prosper had 535 full-time employees compared to 181 full-time employees as of September 30, 2014. The following table reflects full-time employees as of September 30, 2015 and September 30, 2014 by department:

	September 30,	September 30,
	2015	2014
Origination and Servicing	201	81
Sales and Marketing	105	18
General and Administrative - Research and Development	109	35
General and Administrative - Other	120	47
Total Headcount	535	181

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

Sales and Marketing

Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing including the compensation costs such as wages, benefits and stock based compensation for the employees to support these activities. For the three months ending September 30, 2015, this increase was largely due to increased costs related to generating the continuing growth in originations through Prosper’s marketplace including an $6.7 million or 159% increase in affiliate marketing costs as Prosper increased the number and volume of partners, a $9.0 million or 187% increase in direct mailing costs as we increased the volume of our direct mail campaigns, a $1.3 million or 366% increase in online marketing costs as Prosper significantly expanded its efforts in this area and a $3.3 million or 699% increase in compensation costs due to the hiring of eighty-seven additional employees in this department.  For the nine months ending September 30, 2015, this increase was largely due to increased costs related to generating the continuing growth in originations through Prosper’s marketplace including a $20.0 million or 229% increase in affiliate marketing costs as Prosper increased the number and volume of partners, a $16.8 million or 119% increase in direct mailing costs as we increased the volume of our direct mail campaigns, a $3.0 million or 399% increase in online marketing costs as Prosper significantly expanded its efforts in this area and a $8.0 million or 639% increase in compensation costs due to the hiring of eighty-seven additional employees in this department.

Research and Development

Research and development costs consist primarily of salaries, benefits and stock-based compensation expense related to engineering and product development employees and related vendor costs. The increase was primarily due to an increase in personnel related expenses as Prosper expanded its engineering and product development teams to support continued investment in its marketplace.  The total increase is not as large as the total investment in research and development activities as a portion of these costs are capitalized as internal use software projects, which are amortized in origination and servicing.

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

Liquidity and Capital Resources

The following table summarizes Prosper’s cash flow activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by (used in) operating activities	$2,623	$(13,123)
Net cash used in investing activities	(107,304)	(45,820)
Net cash provided by financing activities	174,646	93,871
Net increase in cash and cash equivalents	69,965	34,928
Cash and cash equivalents at the beginning of the period	50,557	18,339
Cash and cash equivalents at the end of the period	$120,522	$53,267

Net cash increased for the nine months ended September 30, 2015 primarily due to the $165 million raised through the issuance of New Series D convertible preferred shares, which was offset by the $19 million paid net of cash acquired to purchase American HealthCare Lending LLC and $29.2 million paid to repurchase common stock from certain employees. Prosper plans to use the $165 million raised for general corporate needs and for the common stock repurchase described above.  Net cash used in investing primarily represents the acquisition of AHL and acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.   Subsequent to September 30, 2015, Prosper paid $25 million in cash to acquire Billguard Inc.  If certain conditions of an earn-out are met within a 12 month period of closing an additional $5million will be paid to the shareholders of Billguard Inc.

Income Taxes

Prosper recognizes benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.

Given Prosper’s history of operating losses, it is difficult to accurately forecast when and in what amounts future results will be affected by the realization, if any, of the tax benefits of future deductions for its net operating loss carry-forwards. Based on the weight of available evidence, which includes historical operating performance and the reported cumulative net losses in prior years, Prosper has recorded a full valuation allowance against its net deferred tax assets.  The income tax expense relates to state income tax expense and the amortization of goodwill from the acquisition of PHL for tax purposes which gives rise to an indefinite-lived deferred tax liability.

Off-Balance Sheet Arrangements

As a result of retaining servicing rights on the sale of Borrower Loans, Prosper is a variable interest holder in certain special purposes entities that purchase these Borrower Loans.  None of these special purpose entities are consolidated as Prosper is not the primary beneficiary.

Critical Accounting Policies

Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates in Prosper’s Annual Report. There have been no significant changes to these critical accounting estimates during the first nine months of 2015 other than noted below.

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

Additional Information about the Marketplace

Comparing Estimated Loss Rates to Actual Losses

Prosper reviews the performance of Borrower Loans on a monthly basis to determine how loss rate estimates compare to actual performance. As part of this monthly review, the processes for calculating and assigning loss rates and Prosper Ratings are reassessed to ensure continued accuracy. The graphs below show the estimated versus actual cumulative dollar loss rates by Prosper Rating for Borrower Loans, collectively, booked from July 13, 2009 through March 31, 2015. Performance is as of September 30, 2015. The loss performance is tracked by vintage, meaning each line represents all Borrower Loans originated in a given period. The graphs only include Borrower Loans that have been outstanding at least 6 months. In addition, data for a point along the x axis is only included if the entire vintage is at least that mature. So, although Borrower Loans originated in January 2015 have 8 months of performance, only 6 months of performance are reflected in the graphs below because the March 2015 Borrower Loans, which are also a part of the 2015 Q1 vintage, have only completed 6 months of performance.

Vintages generally contain enough loan volume for their performance curves to be meaningful. For presentation purposes, some of the older vintages have been grouped into annual and half-year vintages.

Below is a graph that shows cumulative net charge-offs as a percentage of originations across all Prosper Ratings by vintage for Borrower Loans, collectively, originated from July 13, 2009 to March 31, 2015. The addition of “H1” means that the information reported reflects the first nine months of the year presented, while “H2” reflects the second 6 months of the year presented. Similarly, “Q1” or “Q2” means that the information reported reflects the first or second quarter of the year presented.

Overall, vintages originated in 2013 and 2014 are demonstrating meaningfully lower cumulative losses than those originated in 2012 and earlier. Prosper considers changes in the risk management process implemented at the end of 2012 and in early 2013 to be a meaningful driver of this trend.

The graphs below show cumulative net charge-offs for Borrower Loans, collectively, as a percentage of originations for each Prosper Rating presented by vintage from July 13, 2009 to September 30, 2015.

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

The following table presents aggregated information as of September 30, 2015, grouped by Prosper Rating, for all Borrower Loans, collectively, originated on Prosper’s marketplace from July 13, 2009 through September 30, 2015. With respect to delinquent Borrower Loans, the table shows the entire amount of the principal remaining due (not just that particular payment) as of September 30, 2015

Borrower Loan Originations

July 13, 2009 –September 30, 2015

(as of September 30, 2015)

(in thousands, except for number amounts)

	Total Loan Originations		Current Borrower Loans			1-30 Days Past Due
Prosper Rating	No.	Origination Amount	No.	Origination Amount	Outstanding Principal	No.	Origination Amount	Outstanding Principal
AA	34,728	$442,865	28,621	$373,964	$293,811	104	$1,483	$1,037
A	80,623	1,094,782	65,733	926,135	752,770	503	7,285	5,202
B	88,560	1,283,969	72,283	1,087,020	928,085	843	12,775	9,968
C	89,806	1,220,075	70,316	998,370	870,279	1,198	17,299	14,167
D	49,701	540,589	33,161	397,221	349,835	832	10,316	8,490
E	29,324	171,808	18,117	115,435	99,969	521	3,068	2,493
HR	11,867	44,673	4,738	19,821	17,099	157	604	416
	384,609	$4,798,761	292,969	$3,917,966	$3,311,848	4,158	$52,830	$41,773
Avg loan size:		$12.5
Percent of total			76.2%	81.6%		1.1%	1.1%

	Paid In Full		31+ Days Past Due			Defaulted [1]
Prosper Rating	No.	Origination Amount	No.	Origination Amount	Outstanding Principal	No.	Origination Amount	Net Charged Off Principal
AA	5,672	$63,240	104	$1,433	$1,060	227	$2,745	$2,036
A	12,600	138,974	546	7,487	5,628	1,241	14,901	11,261
B	12,458	145,688	956	13,734	11,048	2,020	24,752	19,825
C	13,580	146,780	1,389	19,290	16,034	3,323	38,337	31,959
D	11,272	92,064	962	11,692	9,895	3,474	29,296	23,566
E	7,350	36,022	587	3,561	2,955	2,749	13,722	10,886
HR	4,736	16,342	183	664	467	2,053	7,241	5,317
	67,668	$639,110	4,727	$57,861	$47,087	15,087	$130,994	$104,850
Percent of total	17.6%	13.3%	1.2%	1.2%		3.9%	2.7%

1	Includes all Borrower Loans more than 120 days past due

Default due to Delinquency:	12,237	$83,279
Default due to Bankruptcy[2] :	2,850	$21,570

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

The following table presents aggregate information, as of September 30, 2015, regarding the results of Prosper’s collection efforts for Borrower Loans, collectively, originated after July 13, 2009 that became more than 30 days past due at any time, grouped by Prosper Rating (in thousands except for number amounts).

Prosper Rating	Loans In Collections	Origination Amount	Aggregate Amount Sent to Collections	Gross Amount Collected on Accounts sent to Collections	Number of Loans Charged- off	Gross Aggregate Principal Balance of Loans Charged- Off	Gross Amount Recovered on Loans Charged- Off	Net Aggregate Charge- Off*
AA	441	$5,676	$335	$139	261	$2,493	$446	$2,046
A	2,236	28,032	1,651	771	1,373	12,966	1,724	11,242
B	3,691	48,070	2,829	1,199	2,269	23,231	3,445	19,786
C	5,780	70,536	4,300	2,000	3,721	36,973	5,064	31,910
D	5,309	49,429	3,378	1,975	3,751	26,958	3,370	23,588
E	4,047	20,911	1,649	953	2,989	12,357	1,475	10,882
HR	2,604	9,240	802	558	2,141	5,843	525	5,318
	24,108	$231,894	$14,944	$7,595	16,505	$120,821	$16,049	$104,772

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

Results of Operations

Overview

The following table summarizes Prosper Funding’s net income for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
Total Net Revenue	$26,397	$12,062	$14,335	119%
Total Expenses	19,269	7,808	11,461	147%
Net Income	$7,128	$4,254	$2,874	68%

Total revenue for the three months ended September 30, 2015 increased $14.3 million, a 119% increase from the three months ended September 30, 2014, primarily due to Borrower Loan originations which increased the loan administrative fee. Total expenses for the three months ended September 30, 2015 increased $11.5 million, a 147% increase from the three months ended September 30, 2014, primarily due to higher administrative expenses and depreciation charges. Net income for the three months ended September 30, 2015 increased $2.9 million, a 68% increase from the three months ended September 30, 2014, primarily due to increased Borrower Loan originations.

The following table summarizes Prosper Funding’s net income for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
Total Net Revenue	$63,146	$26,994	$36,152	134%
Total Expenses	45,464	17,780	27,684	156%
Net Income	$17,682	$9,214	$8,468	92%

Total revenue for the nine months ended September 30, 2015 increased $36.2 million, a 134% increase from the nine months ended September 30, 2014, primarily due to Borrower Loan originations which increased the loan administrative fee. Total expenses for the three months ended September 30, 2015 increased $27.7 million, a 156% increase from the nine months ended September 30, 2014, primarily due to higher administrative expenses and depreciation charges. Net income for the nine months ended September 30,

2015 increased $8.5 million, a 92% increase from the nine months ended September 30, 2014, primarily due to increased Borrower Loan originations.

Revenue

The following table summarizes Prosper Funding’s revenue for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue
Operating Revenue
Administration Fee Revenue - Related Party	$16,544	$8,574	7,970	93%
Servicing Fees, Net	4,408	1,253	3,155	252%
Gain on Sale of Borrower Loans	4,263	1,240	3,023	244%
Other Revenue	561	-	561	100%
Total Operating Revenue	25,776	11,067	14,709	133%
Interest Income on Borrower Loans	10,258	10,860	(602)	-6%
Interest Expense on Notes	(9,550)	(9,886)	336	-3%
Net Interest Income	708	974	(266)	-27%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(87)	21	(108)	-514%
Total Revenue	$26,397	$12,062	14,335	119%

The following table summarizes Prosper Funding’s revenue for the three months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue
Operating Revenue
Administration Fee Revenue - Related Party	$40,430	$19,525	20,905	107%
Servicing Fees, Net	9,945	2,379	7,566	318%
Gain on Sale of Borrower Loans	9,881	2,218	7,663	345%
Other Revenue	557	-	557	100%
Total Operating Revenue	60,813	24,122	36,691	152%
Interest Income on Borrower Loans	30,960	31,443	(483)	-2%
Interest Expense on Notes	(28,561)	(28,873)	312	-1%
Net Interest Income	2,399	2,570	(171)	-7%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(66)	302	(368)	-122%
Total Revenue	$63,146	$26,994	36,152	134%

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

Servicing Fee Revenue, Net

Prosper Funding earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates Prosper Funding for the costs incurred in servicing these Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. The servicing fee is currently set at 1% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The increase in servicing fees was due to the increase in Borrower Loans being serviced as a result of the increase in Borrower Loan originations, which is offset by an increase in the change in the fair value of the servicing asset.

Gain on Sale of Borrower Loans

Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The increase was due to an increase in volume of such sales.

Interest Income on Borrower Loans and Interest Expense on Notes

Prosper Funding recognizes interest income on Borrower Loans funded through the Note Channel using the accrual method based on the stated interest rate to the extent Prosper Funding believes it to be collectable. Prosper Funding records interest expense on the corresponding Notes based on the contractual interest rates. The interest rate charged on a Borrower Loan is generally 1% higher than the interest rate on the corresponding Notes to compensate Prosper Funding for servicing the Borrower Loan. This is recorded in interest income.

Overall, the increase in net interest income for the periods above was primarily driven by the increase in volume of Borrower Loans funded through the Note Channel.

Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, net

The fair value of Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans, Loans Held for Sale and Notes include default rates derived from historical performance, and discount rates. Loans Held for Sale are primarily comprised of Borrower Loans held for short durations and are recorded using the same approach as the Borrower Loans held at fair value.

The following table summarizes the fair value adjustments for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Borrower Loans	$(6,496)	$(5,821)	$(16,465)	$(14,830)
Loans Held for Sale	(25)	-	(121)	-
Notes	6,434	5,842	16,520	15,132
Total	$(87)	$21	$(66)	$302

Expenses

The following table summarizes Prosper Funding’s expenses for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$18,236	$7,371	10,865	147%
Servicing	675	308	367	119%
General and Administrative	358	129	229	178%
Total Expenses	$19,269	$7,808	11,461	147%

The following table summarizes Prosper Funding’s expenses for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$41,615	$16,401	25,214	154%
Servicing	2,946	1,064	1,882	177%
General and Administrative	903	315	588	187%
Total Expenses	$45,464	$17,780	27,684	156%

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

Liquidity and Capital Resources

The following table summarizes Prosper Funding’s cash flow activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used by) operating activities	$26,881	$(8,012)
Net cash used in investing activities	(35,620)	(36,762)
Net cash (used by) provided by financing activities	(4,970)	41,847
Net decrease in cash and cash equivalents	(13,709)	(2,927)
Cash and cash equivalents at the beginning of the period	23,777	5,789
Cash and cash equivalents at the end of the period	$10,068	$2,862

Net cash decreased for the nine months ended September 30, 2015, primarily due to cash distributions to PMI, Prosper Funding’s parent company that netted $35.5 million that were offset by cash provided by operations of $26.9 million. Operating cash flows were positive generally due to the positive net income for the period of $17.7 million and cash proceeds on the sale of Borrower Loans. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.

Income Taxes

Prosper Funding incurred no income tax expense for the nine months ended September 30, 2015 and 2014. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.

Off-Balance Sheet Arrangements

As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans.  None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of September 30, 2015, Prosper Funding has not engaged in any off-balance sheet financing activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this September 30, 2015 Form 10-Q, each Registrants’ management, under the supervision and with the participation of such registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of such Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2015. As described below, each Registrant’s management has identified material weaknesses in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of such Registrant’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As a result of the material weaknesses, each Registrant’s PEO and PFO have concluded that, as of September 30, 2015, such Registrant’s disclosure controls and procedures were not effective.

Material Weakness in Internal Control over Financial Reporting

Management of each Registrant concluded that such Registrant’s internal control over financial reporting was not effective as of September 30, 2015, because of material weaknesses in its internal controls identified as described below:

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

PMI is not currently subject to any material legal proceedings. Except for the matters referenced in Note 13 (“Commitments and Contingencies”) of PMI’s Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, which information is incorporated into this Item by reference, Prosper is not aware of any litigation matters that have had, or are expected to have, a material adverse effect on it.

This Item should be read in conjunction with the Legal Proceedings disclosures in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2014 (Part I, Item 3).

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Report, including the section titled "Part I - Financial Information - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the condensed consolidated financial statements and related notes, and "Part I - Item 1A - Risk Factors" in Prosper and Prosper Funding's Annual Report.

RISKS RELATING TO COMPLIANCE AND REGULATION

If our marketplace was found to violate a state’s usury laws, we may have to alter our business model and our business could be harmed.

The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are based upon the ability under federal law of the issuing bank that originates the loan to export the interest rates of the state where it is located, to provide uniform rates on a nationwide basis. WebBank, the primary issuing bank of loans through our platform, exports the interest rates of Utah, which allows parties to generally agree by contract to any interest rate. The annual percentage rates offered by WebBank through our marketplace for personal loans as of June 30, 2015 range from 3.00% to 36.00%, which equate to interest rates for investors that range from 4.00% to 35.00%. Some states where borrowers of loans are located, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our marketplace. If a borrower were to successfully bring claims against us for state usury law violations, and the rate on that borrower’s personal loan was greater than that allowed under applicable state law, we could be subject to fines and penalties. Further, if the current structure under which the originating bank makes loans through our platform were successfully challenged, we would have to substantially modify our business operations from the manner currently contemplated and would be required to maintain state-specific licenses and only provide a limited range of interest rates for personal loans, all of which would substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results.

In addition, it is possible that state usury laws may impose liability that could affect an assignee’s (i.e., PFL’s and/or whole loan purchasers’) ability to continue to charge to borrowers the interest rates that they agreed to pay at origination of their loans. In particular, one recent judicial decision by the Court of Appeals for the Second Circuit, Madden v. Midland Funding, LLC (786 F.3d 246 (2d Cir. 2015)), concluded that the debt buyer of a charged off credit card account could not rely on the National Bank Act’s preemption of state interest rate limits for interest at rates imposed by the debt buyer after chargeoff.  The decision has created some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and the decision may create an increased risk of litigation by plaintiffs challenging our ability to collect interest in accordance with the terms of Borrower Loans. Although the Madden decision specifically addressed preemption under the National Bank Act, such decision could support future challenges to federal preemption for other institutions, including an FDIC-insured, state chartered industrial bank like Webbank. Although there can be no assurances as to the outcome of any potential litigation, or the possible impact of the litigation on our marketplace, we believe the Madden case addressed facts that are not presented by our lending platform.  Nevertheless, we and our counsel are monitoring the case closely and, as developments warrant, we, of course, will consider any necessary changes to our marketplace required to avoid the impact of this case on our business model.

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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

Date: November 6, 2015	/s/ Aaron Vermut
Aaron Vermut
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

Date: November 6, 2015	/s/ John Hiestand
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

10.1	Form of PFL Borrower Registration Agreement

10.2	Second Amendment to Second Amended and Restated Loan Sale Agreement, dated October 27, 2015, between PMI, PFL and WebBank

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

32.2

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document