Form 10-K
period 2015-12-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2016-03-18
CIK 1416265, 1542574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Yes ☐ No ☒

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Yes ☐ No ☒

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Yes ☒ No ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

Yes ☐ No ☒

Prosper Funding LLC meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

Registrant	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at June 30, 2015	Number of Shares of Common Stock of the Registrant Outstanding at March 3, 2016
Prosper Marketplace, Inc.	(a)	69,509,045 ($.01 par value)
Prosper Funding LLC	(a)(b)	None
(a)	Not applicable.
(b)	All voting and non-voting common equity is owned by Prosper Marketplace, Inc.

THIS COMBINED FORM 10-K IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, and Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, on a consolidated basis.  In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Finally, although historically we have referred to investors as “lender members,” we call them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.  All share and per share numbers presented in this Annual Report on Form 10-K have been adjusted to reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.

The following filings are available for download free of charge at www.prosper.com as soon as reasonably practicable after such filings are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public at the SEC’s Internet site at http://www.sec.gov. The information posted on our website is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. These statements may appear throughout this Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, PMI or PFL expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our respective managements, is expressed in good faith, and is believed to have a reasonable basis. Nevertheless, we can give no assurances that any of the events anticipated by these forward-looking statements will occur or, if any of them does, what impact they will have on Prosper or Prosper Funding’s results of operations and financial condition.

There are a number of important factors that could cause actual results or events to differ materially from those indicated in the forward-looking statements, including, among other things:

×	the performance of the Notes, which, in addition to being speculative investments, are special, limited obligations that are not guaranteed or insured;
×	PFL’s ability to make payments on the Notes, including in the event that borrowers fail to make payments on the corresponding Borrower Loans;
×	our ability to attract potential borrowers and investors to our marketplace;
×	the reliability of the information about borrowers that is supplied by borrowers including actions by some borrowers to defraud investors;
×	our ability to service the Borrower Loans, and our ability or the ability of a third party debt collector to pursue collection against any borrower, including in the event of fraud or identity theft;
×	credit risks posed by the credit worthiness of borrowers and the effectiveness of our credit rating systems;
×

potential efforts by state regulators or litigants to impose liability that could affect PFL’s (or any subsequent assignee’s) ability to continue to charge to borrowers the interest rates that they agreed to pay at origination of their loans;

×	the impact of future economic conditions on the performance of the Notes and the loss rates for the Notes;
×	our compliance with applicable local, state and federal law, including the Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;
×	potential efforts by state regulators or litigants to characterize PFL or PMI, rather than WebBank, as the lender of the loans originated through our marketplace;
×	the application of federal and state bankruptcy and insolvency laws to borrowers and to PFL and PMI;
×	the impact of borrower delinquencies, defaults and prepayments on the returns on the Notes;
×	the lack of a public trading market for the Notes and any inability to resell the Notes on the Note Trader platform;
×	the federal income tax treatment of an investment in the Notes and the PMI Management Rights;
×

our ability to prevent security breaches, disruptions in service, and comparable events that could compromise the personal and confidential information held on our data systems, reduce the attractiveness of the platform or adversely impact our ability to service Borrower Loans; and

×	the other risks discussed under the “Risk Factors” section of this Annual Report on Form 10-K.

There may also be other factors that could cause our actual results to differ materially from the forward-looking statements in this Annual Report on Form 10-K.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  You should carefully read the factors described in the “Risk Factors” section of this Annual Report on Form 10-K for a description of certain risks that could, among other things, cause PMI or PFL’s actual results to differ from these forward-looking statements.

All forward-looking statements included in this report speak only as of the date hereof and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. PMI and PFL undertake no obligation to update or revise such forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

PART I

Item 1.	Business

Overview

Prosper is a pioneer of online marketplace lending. Our goal is to enable borrowers to access credit at affordable rates and provide investors with attractive risk-adjusted rates of return. Our marketplace facilitated $3.7 billion in Borrower Loan originations during 2015 and $6.1 billion in Borrower Loan originations since it first launched in 2006.

We believe our online marketplace model has key advantages relative to traditional bank lending, including (i) an innovative marketplace model that efficiently connects qualified supply and demand of capital, (ii) online operations that substantially reduce the need for physical infrastructure and improve convenience, and (iii) data and technology driven automation that increases efficiency, and improves the borrower and investor experience. We do not operate physical branches or incur expenses related to that infrastructure; instead, we use data and technology to drive automation and efficiency in our operation. As part of operating our marketplace, we verify the identity of borrowers and assess borrowers’ credit risk profile using a combination of public and proprietary data.  Our proprietary technology automates several loan origination and servicing functions, including the borrower application process, data gathering, underwriting, credit scoring, loan funding, investing and servicing, regulatory compliance and fraud detection.

We believe that we offer many consumers access to better pricing, on average, than the pricing than they would pay on outstanding credit card balances or unsecured installment loans from a traditional bank. We also believe that we offer faster decisions and loan originations, and greater transparency, resulting in a better customer experience than that provided by traditional consumer finance institutions.

To individual and institutional investors, we offer an asset class that we believe has attractive risk adjusted returns, transparency, and lower duration risk.

Our marketplace offers fixed rate, fully amortizing, unsecured consumer loans ranging from $2,000 to $35,000 with no prepayment penalty. Loan terms of three and five years are available, depending upon the rating assigned to the borrower at issuance and loan amount being sought. All Borrower Loans are originated and funded by WebBank, an FDIC-insured, state chartered industrial bank organized under the laws of Utah. After origination, WebBank sells the Borrower Loans to PFL, which either holds them or sells them to accredited and institutional investors.

Investors invest in Borrower Loans through two channels – (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on PFL’s receipt of payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase a Borrower Loan in its entirety directly from PFL. PFL continues to own the Borrower Loans originated through the Note Channel.  Prosper services all of the Borrower Loans made through the marketplace.

Company Background and History

PMI was incorporated in the state of Delaware on March 22, 2005.  PFL was formed as a limited liability company in the state of Delaware on February 17, 2012, and is a wholly-owned subsidiary of PMI.

PMI developed our marketplace and, until February 1, 2013, owned the proprietary technology that makes operation of our marketplace possible. On February 1, 2013, PMI transferred the marketplace to PFL. PFL has been organized and is operated in a manner that is intended (i) to minimize the likelihood that it will become subject to a voluntary or involuntary bankruptcy or similar proceeding, and (ii) to minimize the likelihood that, in the event of PMI’s bankruptcy, PFL would be substantively consolidated with PMI and thus have its assets subjected to claims of PMI’s creditors. We believe we have achieved this by imposing through PFL’s organizational documents and covenants in the Amended and Restated Indenture (as defined below in “Item 13. Certain Relationships and related Transactions, and Director Independence”) certain restrictions on PFL’s activities and certain formalities designed to reinforce PFL’s status as a distinct entity from PMI. In addition, under the Administration Agreement, dated February 1, 2013, between PMI and PFL (the “Administration Agreement”), PMI has agreed, in its dealings with PFL and with third parties, to observe certain “separateness covenants” related to its corporate formalities. PMI has also adopted resolutions limiting its own activities and interactions with PFL in order to further reduce the likelihood that PFL would be substantively consolidated with PMI in the event of PMI’s bankruptcy.

PFL has retained PMI, pursuant to the Administration Agreement, to provide certain administrative services relating to our marketplace. Specifically, the Administration Agreement contains a license granted by PFL to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement relating to corporate administration, loan platform services, loan and note servicing, and marketing, and (ii) PMI’s performance of its duties and obligations to WebBank in relation to loan origination and funding. The license is terminable in whole or in part upon the failure by PMI to pay PFL the licensing fee, or upon PMI’s termination as the provider of some or all of the aforementioned services. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Prosper Marketplace, Inc.—Agreements with PFL” for more information.

How our Marketplace Works

Our marketplace is an online marketplace that matches individuals who wish to obtain unsecured consumer loans with individuals and institutions who are willing to commit funds to those loans. A borrower who wishes to obtain a loan through our marketplace must apply and, if accepted, post a loan listing to our marketplace. Each time we post a group of listings on our marketplace, we determine the relative proportions of such listings that will be allocated to the Note Channel and the Whole Loan Channel, respectively, based on our estimate of the relative overall demand in each channel. We then use a random allocation methodology to allocate individual listings between the two channels based on those proportions. If a listing receives enough investor commitments, WebBank will originate the Borrower Loan requested and then sell it to PFL.

Borrowers

Any natural person at least 18 years of age who is a U.S. resident in a state where loans through our marketplace are available with a U.S. bank account and a social security number may apply to become a borrower. All potential borrowers are subject to anti-fraud, anti-terrorism and identity verification processes and a potential borrower cannot obtain a loan without passing those processes.

When a borrower requests a loan, we first evaluate whether the borrower meets the underwriting criteria required by WebBank.  The underwriting criteria apply to all loans originated through our marketplace and may not be changed without WebBank's consent. All borrowers who request a loan are subject to the following minimum eligibility criteria: (1) have at least a 640 credit score, (2) have fewer than seven credit bureau inquiries within the last 6 months, (3) have an annual income greater than $0, (4) have a debt-to-income ratio below 50%, (5) have at least three open trades reported on their credit report, and (6) have not filed for bankruptcy within the last 12 months. Borrowers may have up to two loans through Prosper outstanding at one time, provided that (1) the first loan is current, (2) the aggregate outstanding principal balance of both loans does not exceed the then-current maximum allowable loan amount for loans (currently $35,000), and (3) the borrower complies with the prior-borrower constraints above. From time to time, we have, with WebBank’s consent, tested new products that include features which are outside the standard eligibility criteria discussed above. These products are available on a limited basis, exclusively through our Whole Loan Channel and did not have a material impact on our business or our financial statements during the fiscal year ended December 31, 2015.

Investors

Investors are individuals and institutions that have the opportunity to buy Notes or Borrower Loans. An individual investor must be a natural person at least 18 years of age and a U.S. resident, must provide his or her social security number, and may be required to provide his or her state driver’s license or state identification card number. An institutional investor must provide its taxpayer identification number and entity formation documentation. All potential investors are subject to anti-fraud, anti-terrorism and identity verification processes and a potential investor cannot invest in Notes or Borrower Loans without passing those processes.

At the time an individual investor registers to participate in the Note Channel, such investor must satisfy any minimum financial suitability standards established for the Note Channel by the state in which the investor resides. Investors who participate in the Note Channel must enter into an investor registration agreement, which agreement governs all sales of Notes to such investors.

Only investors that are approved by us are eligible to participate in the Whole Loan Channel.  At a minimum, to participate in the Whole Loan Channel, an investor must meet the definition of an “accredited investor” set forth in Regulation D under the Securities Act of 1933. Investors who participate in the Whole Loan Channel must enter into loan purchase and loan servicing agreements with us.

Relationship with WebBank

WebBank is an FDIC-insured, Utah-chartered industrial bank that originates all Borrower Loans made through our marketplace. WebBank and PMI are parties to an agreement under which PMI manages the operations of our marketplace that relate to the submission of loan applications by borrowers and the making of related Borrower Loans by WebBank in exchange for a fee. WebBank makes each Borrower Loan with its own funds.  A joint WebBank-Prosper Credit Policy, which can be changed only with WebBank’s approval, constitutes the policy Prosper must follow in reviewing, approving and administering Borrower Loans made by WebBank through the marketplace. WebBank, PMI and PFL are parties to a Loan Sale Agreement, under which WebBank sells and assigns the promissory notes evidencing the Borrower Loans to PFL. As consideration for WebBank's agreement to sell and assign the promissory notes, PFL pays WebBank a monthly fee in addition to the purchase price of the promissory notes.  PMI receives payments from WebBank as compensation for the activities it undertakes on WebBank's behalf.

Risk Management

Each loan listing is assigned a Prosper Rating, which is a letter grade that indicates the expected level of risk associated with the listing. Each letter grade corresponds to an estimated average gross annualized loss rate range. The Prosper Rating associated with a loan listing reflects the loss expectations for that listing as of the time the rating is given. This means that otherwise similar borrowers may have different Prosper Ratings at different points in time as the Prosper Rating is updated to incorporate more recent information.

The estimated loss rate for each loan listing is based primarily on the historical performance of Borrower Loans with similar characteristics and is primarily determined by two scores: (i) a custom Prosper Score, and (ii) a credit score obtained from a credit reporting agency. The custom Prosper Score is updated periodically to include new information that is predictive of borrower risk as such information becomes available or as the evidence supporting a particular datum becomes strong enough to merit its inclusion in the custom Prosper Score.

The Prosper Score predicts the probability of a Borrower Loan going “bad,” where “bad” is defined as going more than 60 days past due within twelve months of the application date. To create the Prosper Score, we have developed and refined a custom risk model using our historical data as well as a data archive from a consumer credit bureau. We built the model on our borrower population, and included as variables information provided directly by the borrowers as well as included in their credit reports, so that the model would incorporate behavior that is unique to that population. In addition to the Prosper Score, another major element used to determine the Prosper Rating for a loan listing is a credit score from a consumer reporting agency. We currently use Experian’s FICO08 score. We obtain a borrower’s credit score at the time the loan listing is created, unless we already have a credit score on file that is not more than thirty days old.

Sale of Notes and Borrower Loans

If an investor successfully bids on a loan listing, the principal amount of the loan will be set aside in the investor’s account and may not be used for other bids. In the event a listing does not result in a loan being originated, the funds are made available for bidding by the investor.

For loan listings allocated to the Note Channel, a bid on a listing is an investor’s commitment to purchase a Note from PFL.  PFL generally issues and sells a series of Notes for each Borrower Loan that is funded through the Note Channel. The Notes are sold to the investors who successfully bid on the corresponding loan listing in the principal amounts of their respective bids. Each series of Notes is dependent for payment on PFL’s receipt of payments on the corresponding Borrower Loan. PFL uses the proceeds of each series of Notes to purchase the corresponding Borrower Loan from WebBank on the business day after WebBank has originated the Borrower Loan.

For listings allocated to the Whole Loan Channel, a bid on a listing is an investor’s commitment to purchase the Borrower Loan from PFL after origination by WebBank and sale to PFL. On the business day after WebBank has originated the Borrower Loan, PFL purchases the Borrower Loan from WebBank and re-sells the Borrower Loan that same day to the corresponding investor. PFL records the investor as the owner of the Borrower Loan.

Loan Servicing and Collection

We are responsible for servicing the Borrower Loans made through our marketplace. We will pay each Note holder principal and interest on the Note in an amount equal to each such Note’s pro-rata portion of the principal and interest payments, if any, which we receive on the corresponding Borrower Loan, net of our servicing fee. We will also pay Note holders their pro rata portion of any other amounts we receive on the corresponding Borrower Loans, including late fees and prepayments, subject to our servicing fee; provided, that we will not pay Note holders any non-sufficient funds fees we receive for failed borrower payments. In addition, the funds available for payment on the Notes will be reduced by the amount of any attorneys’ fees or collection fees we, a third-party servicer or a collection agency imposes in connection with collection efforts related to the corresponding Borrower Loan. No payments will be made on any Note after its final maturity date.

We will pay each investor that has purchased a Borrower Loan through the Whole Loan Channel principal and interest on the Borrower Loan purchased in an amount equal to the principal and interest payments, if any, that we receive, net of our servicing fee. We will also pay these investors any other amounts we receive on the Borrower Loans, including late fees and prepayments, subject to our servicing fee, provided that we will not pay these investors any non-sufficient funds fees we receive for failed borrower payments. In addition, the funds available for payment on the Borrower Loans will be reduced by the amount of any attorneys' fees or collection fees we, a third-party servicer or a collection agency imposes in connection with collection efforts related to the Borrower Loan.

If a Borrower Loan becomes past due, we may collect on it directly or refer it to a third-party collection agency.  Our in-house collections department and third-party collection agencies are compensated by keeping a portion of the payments they collect based on a predetermined schedule.

Recent Acquisitions

On January 23, 2015, PMI acquired all of the outstanding limited liability company interests of American HealthCare Lending, LLC (“American HealthCare Lending”), a company that operates a patient financing platform, and merged American HealthCare Lending with and into PHL, with PHL surviving the merger.

On October 9, 2015, PMI acquired all of the outstanding shares of BillGuard, a privately held personal finance analytics company that develops consumer apps that help consumers manage their identity, finances and credit, pursuant to an Agreement and Plan of Merger, dated as of September 23, 2015, by and among PMI, BillGuard, Beach Merger Sub, Inc., a wholly owned subsidiary of PMI, and Shareholder Representative Services LLC, solely in its capacity as the Stockholders’ Representative.

Industry Background and Trends

According to the Board of Governors of the Federal Reserve System, as of December 2015, the balance of outstanding consumer credit in the United States totaled $3.5 trillion. This amount included $936 billion of revolving consumer credit, which many consumers seek to refinance for a lower interest rate.

The market for consumer lending is competitive and rapidly evolving, and there is an opportunity for the online marketplace model to transform the traditional lending process. We believe our marketplace offers a superior solution for both borrowers and investors.

For borrowers, we believe our marketplace offers the following principal competitive factors: better pricing versus other alternatives; a simple, easy and intuitive customer experience; a fast and efficient process; and trust and transparency.

For investors, we believe our marketplace offers the following principal competitive factors: attractive risk adjusted returns; lower duration risk; diversification from other asset classes; a simple, easy and intuitive customer experience; and trust and transparency.

Competition

For borrowers, we compete with banking institutions, credit unions, credit card issuers and other consumer finance companies. We also face competition from other online consumer lending companies. For investors, we compete with other investment vehicles and asset classes such as equities, bonds and commodities. We may also face potential competition from new market entrants, or business expansion from established companies. These companies may have significantly greater financial, technical, marketing and other resources and may be able to devote greater resources to the development, promotion, sale and support of their offerings.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and provide us with sustainable competitive advantages:

×

Leading Online Marketplace: Since inception, our marketplace has facilitated $6.1 billion in loan originations, of which $3.7 billion was for the year-ended December 31, 2015. As our business grows, our brand, reputation and scale strengthens. This allows us to attract top talent, speed up product innovation, attract marketplace participants and drive down our cost structure, all of which further benefit borrowers and investors.

×

Robust Network Effect:   The attractiveness of our marketplace increases as the number of participants on our marketplace increases, yielding a classic network effect. Our marketplace offers consumer borrowers access to affordable credit, and allows individual and institutional investors to invest in an asset class with attractive risk-adjusted returns. The diversity of investors brings scale and breadth of funding to our marketplace and makes credit more affordable. As both sides of the equation grow, the advantages (reduced risk, lower cost) scale accordingly, attracting even more borrowers and investors. The increased participant pool generates more data which we use to improve the effectiveness of our credit decisioning and scoring models. This enhances our aggregate loan performance and builds increased trust in our marketplace, which in turn attracts more borrowers and investors.

×

Technology Platform: Our technology platform automates key aspects of our operations, including the borrower application process, data gathering, underwriting, credit scoring, loan funding, investing and servicing, regulatory compliance and fraud detection. This provides a significant time and cost advantage over traditional consumer lending business models and, we believe, enables us to provide a superior user experience to our borrowers and investors. Using our accumulated performance data, we continually invest in incremental improvements in our algorithms thus extending our technological advantage.

×

Proprietary Risk Management Capabilities: We have developed a proprietary risk model based on consumer loan performance data, which we believe allows us to accurately assess the credit risk profile of borrowers and which we believe also allows investors to earn attractive risk adjusted returns. We leverage the results from our growing data stream to continually refine this risk model and more accurately predict loan performance.

×

Unique Corporate Structure: Our corporate structure was designed to offer our investors extra protection. The organization and operation of PFL and PMI as separate and distinct entities should serve to protect our Note investors in the event of a bankruptcy filing by or against PMI.  This organizational structure, along with the federal and state registration process, is expensive and time consuming to undertake, and is not easily duplicated by competitors.

×

Efficient and Attractive Financial Model: We have multiple revenue streams and an efficient cost model. We generate revenue from transaction fees from our marketplace’s role in matching borrowers with investors to enable loan originations, as well as from servicing fees related to Borrower Loans for which we retain the servicing rights. Our technology platform significantly reduces the need for physical infrastructure and therefore allows our business to grow with a lower cost operating model, providing us with significant operating leverage.

Sources of Revenues

We have two primary sources of revenues: transaction fees and servicing fees. Prosper earns transaction fees from WebBank by facilitating the origination of Borrower Loans through the marketplace.  Prosper earns servicing fees from investors for processing principal and interest payments made by borrowers and passing such payments on to investors.

Sales and Marketing

Our sales and marketing efforts are designed to attract individuals and institutions to our marketplace, encourage their enrollment and participation as users, and facilitate and enhance their understanding and utilization of the services for borrowing or investing. We employ a wide range of marketing channels to reach potential customers and build our brand and value proposition.  These channels include word-of-mouth referrals, online marketing, direct mail, radio campaigns, partner and affiliate introductions, emails, and public media. We are constantly seeking new methods to reach more potential members, while testing and optimizing the end to end customer experience.

Origination and Servicing

We have highly efficient and scalable systems for credit risk assessment, loan underwriting, and servicing. Our risk model takes borrowers’ supplied information and combines that information with public and proprietary data to make real time decisions. Our verification agents use automated tools to confirm credit eligibility. Our loan servicing platform calculates a loan’s amortization and processes payments received from borrowers and passes such payments on to investors.  In addition, we have a back-up servicing agreement with First Associates Loan Servicing, LLC (“First Associates”), a loan servicing company that is willing and able to assume servicing responsibilities in the event that we are no longer able to service the Borrower Loans and Notes. First Associates is a financial services company that has entered into numerous successor loan servicing agreements.

Technology

We have made substantial investment in our customer acquisition capability, customer experience, and credit underwriting, loan servicing and payment systems. Our marketplace utilizes proprietary accounting software to process electronic cash movements, record book entries and calculate cash balances in users’ funding accounts. Electronic deposits and payments are mostly done via Automated Clearing House (“ACH”) transactions. The technology platform allows us to economically acquire and service Borrower Loans and Notes, and allows WebBank to efficiently originate and fund Borrower Loans. We believe the growth of our marketplace will give us the economies of scale to lower unit costs.

The system hardware for our marketplace is located in hosting facilities in Scottsdale, Arizona; Las Vegas, Nevada; and San Francisco, California. We own all of the hardware deployed in support of our marketplace. We continuously monitor the performance and availability of our marketplace. The infrastructure is scalable and utilizes standard techniques such as load-balancing and redundancies.

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

Data integrity and security:  We are committed to protecting our user’s information and we take the integrity and security of the data provided by them very seriously. To that end, we have established data protection policies which are implemented and enforced using the latest technologies. All sensitive information is transmitted on secure channels using SSL technology, with SSL certificates issued by VeriSign (Symantec). We employ principles of least privilege and layered security to protect stored sensitive information. Information at rest is encrypted using the industry level encryption technologies with appropriate controls to access the data. We protect the network perimeter using the latest technologies including but not limited to firewall and anti-virus threat management techniques. We use strong multi-factor authentication to protect and monitor remote access. We back up all data securely and would expect to recover operations in a short period of time in the event of a disaster. Extensive logging and monitoring of the systems and security controls enables us to ensure that the controls are functional and that alerts are triggered on policy violations.

Fraud detection: We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud. These include knowledge-based authentication, out-of-band authentication and notification, behavioral analytics and digital fingerprinting to prevent identity fraud. We use services from third-party vendors for user identification, credit checks and for checking customer names against the list of Specially Designated Nationals maintained by the Office of Foreign Assets Control (“OFAC”). In addition, we use specialized third-party software to augment the identity fraud detection systems. We also have a dedicated team which conducts additional investigations of cases flagged for high fraud risk.  Finally, we enable investors to report suspicious activity, which we may then evaluate further.

Intellectual Property

We rely on a combination of copyright, trade secret, trademark, and other rights, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property. We enter into confidentiality and other written agreements with our employees, consultants and service providers, and through these and other written agreements, attempt to control access to and distribution of the software, documentation and other proprietary technology and information. Despite these efforts to protect our proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality. Policing all unauthorized use of intellectual property rights is nearly impossible. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our technology or intellectual property rights.

We have registered trademarks in the United States for “Prosper,” “Prosper Healthcare Funding,” “Prosper.com,” the Prosper and Prosper Healthcare Funding logos, and other trademarks.

Employees and Contractors

As of December 31, 2015, we employed 619 full-time employees. The following table shows a breakdown by function:

Employees
Origination and Servicing	221
Sales and Marketing	115
General and Administrative - Research and Development	133
General and Administrative – Other	150
Total Headcount	619

None of our employees are represented by labor unions. We have not experienced any work stoppages, and we believe that our relations with our employees are good.

Government Regulation

Overview

The lending and securities industries are highly regulated. The marketplace, Notes and Borrower Loans are all subject to extensive and complex rules and regulations. We also are subject to licensing and examination by various federal, state and local government authorities. These authorities impose obligations and restrictions on our activities and WebBank’s activities and the Borrower Loans acquired and Notes issued through our marketplace. In particular, these rules may limit the fees that may be assessed on the Borrower Loans, require extensive disclosure to, and consents from, borrowers, prohibit discrimination and impose multiple qualification and licensing obligations on marketplace activities. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, voiding of loan contracts, indemnification liabilities to contract counterparties, class action lawsuits, administrative enforcement actions and civil and criminal liabilities. While compliance with such requirements is at times complicated by our novel business model, we believe we are in substantial compliance with these rules and regulations. These rules and regulations are subject to continuous change, however, and a material change could have an adverse effect on our compliance efforts and ability to operate.

State and Federal Laws and Regulations

State Licensing Requirements. In most states we believe that WebBank, as originator of all Borrower Loans originated through our marketplace, satisfies any relevant licensing requirements with respect to the origination of such Borrower Loans. In addition, as needed, we seek licenses and/or authorizations of various types so that we may conduct activities such as servicing and marketing in all states and the District of Columbia, with the exceptions of Iowa, Maine, North Dakota and Pennsylvania. We are subject to supervision and examination by the state regulatory authorities that administer these state lending laws. The licensing statutes vary from state to state and prescribe or impose different requirements on us, including: restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review.

State Usury Laws. Section 521 of the Depository Institution Deregulation and Monetary Control Act of 1980 (12 U.S.C. § 1831d) (“DIDA”) and Section 85 of the National Bank Act (“NBA”) (12 U.S.C. § 85), federal case law interpreting the NBA such as Tiffany v. National Bank of Missouri and Marquette National Bank of Minneapolis v. First Omaha Service Corporation and FDIC advisory opinion 92-47 permit FDIC-insured depository institutions, such as WebBank, to “export” the interest rate permitted under the laws of the state where the bank is located, regardless of the usury limitations imposed by the state law of the borrower’s state of residence unless the state has chosen to opt out of the exportation regime. WebBank is located in Utah, and Title 70C of the Utah Code does not limit the amount of fees or interest that may be charged by WebBank on loans of the type offered through our marketplace. Only Iowa and Puerto Rico have opted out of the exportation regime under Section 525 of DIDA and we do not operate in either jurisdiction. However, we believe that if a state in which we did operate opted out of rate exportation, judicial interpretations support the view that such opt outs only apply to loans “made” in those states.

In May 2015, the U.S. Court of Appeals for the Second Circuit issued a decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the NBA and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. The defendant’s petition to the U.S. Supreme Court to review the decision is currently pending. We are unable to predict whether the U.S. Supreme Court will review the decision and, if it does, what the outcome will be. If applied to any of the Borrower Loans originated through our marketplace, the Second Circuit’s decision could adversely impact our business.

If a Borrower Loan made through our marketplace was deemed to be subject to the usury laws of a state that has opted-out of the exportation regime or becomes bound by the Second Circuit’s or a similar judicial decision, we could become subject to fines, penalties, and possible forfeiture of amounts charged to borrowers, and we may decide not to originate Borrower Loans through our marketplace in that applicable jurisdiction, which may adversely impact our growth. For more information, see “Item 1 A. Risk Factors—If our marketplace were found to violate a state’s usury laws, we might have to alter our business model and our business could be harmed.”

State Securities Laws. We are subject to the securities laws of each state in which the registration or qualification to offer and sell the Notes and PMI Management Rights has been approved. Certain of these state laws require us to renew the registration or qualification of Notes and PMI Management Rights on an annual basis.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created many new restrictions and an expanded framework of regulatory oversight for the financial services industry.  Among other things, the Dodd-Frank Act centralized responsibility for consumer financial protections by creating the Consumer Financial Protection Bureau (the “CFPB”), which has broad authority to write regulations under federal consumer financial protection laws, such as the Truth-in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Debt Collection Practices Act, and to enforce those laws against and examine large financial institutions, such as our issuing bank, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. We are subject to the CFPB’s jurisdiction, including its enforcement authority and may become subject to their supervisory authority, as a servicer and acquirer of consumer credit. The CFPB may request reports concerning our organization, business conduct, markets and activities, and also conduct on-site examinations of our business on a periodic basis.

Truth-in-Lending Act. The federal Truth-in-Lending Act (“TILA”), and Regulation Z, which implements TILA, require creditors to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions. These rules apply to WebBank as the creditor for Borrower Loans facilitated through our marketplace, but because the transactions are carried out on our hosted website, we facilitate compliance at WebBank’s direction. For closed-end credit transactions of the type provided through our marketplace, these disclosures include providing the annual percentage rate, the finance charge, the amount financed, the number of payments and the amount of the monthly payment. The creditor must provide the disclosures before the Borrower Loan is closed. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances. Our marketplace provides borrowers with a TILA disclosure prior to the time a Borrower Loan is originated. We also seek to comply with TILA’s disclosure requirements related to credit advertising.

Equal Credit Opportunity Act. The federal Equal Credit Opportunity Act (“ECOA”) prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, or the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from applicants and from making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply both to a lender such as WebBank as well as to a party such as Prosper that regularly implements and communicates a credit decision. Investors may also be subject to the ECOA in their capacity as purchasers of Notes, if they are deemed to regularly participate in credit decisions. In the underwriting of Borrower Loans on our marketplace, both WebBank and we seek to comply with ECOA’s provisions prohibiting discouragement and discrimination. ECOA also requires creditors to provide consumers with timely notices of adverse action taken on credit applications. WebBank and we provide prospective borrowers who apply for a Borrower Loan through our marketplace but are denied credit with an adverse action notice in compliance with applicable requirements (see also below regarding “Fair Credit Reporting Act”).

Fair Credit Reporting Act. The federal Fair Credit Reporting Act (“FCRA”), administered by the CFPB, promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report, and requires persons to report loan payment information to credit bureaus accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report. WebBank and we have a permissible purpose for obtaining credit reports on potential borrowers and WebBank and we also obtain explicit consent from borrowers to obtain such reports. As the servicer for the Borrower Loan, we have systems in place to report Borrower Loan payment and delinquency information to appropriate reporting agencies. We provide an adverse action notice to a rejected borrower on WebBank’s behalf at the time the borrower is rejected that includes all the required disclosures. We have implemented an identity theft prevention program.

Fair Debt Collection Practices Act. The federal Fair Debt Collection Practices Act (“FDCPA”) provides guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While the FDCPA applies to third-party debt collectors, debt collection laws of certain states impose similar requirements on creditors who collect their own debts. Our agreement with our investors prohibits investors from attempting to collect directly on the Borrower Loan. We use our internal collection team and professional external debt collection agents to collect delinquent accounts. They are required to comply with all other applicable laws in collecting delinquent accounts of our borrowers.

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

Other Lending Regulations. We are subject to and seek to comply with other state and federal laws and regulations applicable to consumer lending, including additional requirements relating to loan disclosure, credit discrimination, credit reporting, debt collection and unfair, deceptive or abusive business practices. These laws and regulations may be enforced by state consumer credit regulatory agencies, state attorneys general, the CFPB and private litigants, among others. Given our novel business model and the subjective nature of some of these laws and regulations, particularly laws regulating unfair, deceptive or abusive business practices, we may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements.

Electronic Funds Transfer Act. The federal Electronic Fund Transfer Act (“EFTA”), and Regulation E, which implements it, provide guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts. In addition, transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”). Most transfers of funds in connection with the origination and repayment of the Borrower Loans are performed by ACH. We obtain necessary electronic authorization from borrowers and investors for such transfers in compliance with such rules. Transfers of funds through our marketplace are executed by Wells Fargo and conform to the EFTA, its regulations and NACHA guidelines.

Electronic Signatures in Global and National Commerce Act/Uniform Electronic Transactions Act. The federal Electronic Signatures in Global and National Commerce Act (“ESIGN”) and similar state laws, particularly the Uniform Electronic Transactions Act (“UETA”), authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions to obtain the consumer’s consent to receive information electronically. When a borrower or individual investor registers with our marketplace, we obtain his or her consent to transact business electronically and maintain electronic records in compliance with ESIGN and UETA requirements.

Privacy and Data Security Laws. The federal Gramm-Leach-Bliley Act (“GLBA”) limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. Additional state and federal privacy and data security laws require safeguards to protect the privacy and security of consumers’ personally identifiable information, require notification to affected customers in the event of a breach, and restrict certain sharing of nonpublic personal information about a consumer with affiliated entities. We have a detailed privacy policy, which complies with GLBA and is accessible from our website. We maintain participants’ personal information securely, and we do not sell, rent or share such information with nonaffiliated third parties for marketing purposes unless previously agreed to by the participant. In addition, we take a number of measures to safeguard the personal information of our borrowers and investors and to protect it against unauthorized access.

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

Foreign Laws and Regulations

We do not permit non-U.S. based individuals to register as borrowers on our marketplace and the marketplace does not operate outside the United States. Therefore, we do not believe that our marketplace is subject to foreign laws or regulations.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, when evaluating our business. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial condition, operating results and prospects. While we believe the risks and uncertainties described below include all material risks currently known by us, it is possible that these may not be the only ones we face.

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

PFL will only make payments pro rata on a series of Notes after it receives a borrower’s payment on the corresponding Borrower Loan, net of servicing fees. PFL also will retain from the funds received from the relevant borrower and otherwise available for payment on the Notes any non-sufficient funds fees and the amounts of any attorneys’ fees or collection fees imposed in connection with collection efforts. Under the terms of the Notes, if PFL does not receive any or all payments on the corresponding Borrower Loan, payments on the Note will be correspondingly reduced in whole or in part. If the relevant borrower does not make a payment on a specific monthly loan payment date, no payment will be made on the Note on the corresponding succeeding Note payment date.

Information provided by borrowers may be incomplete, inaccurate or intentionally false, and should generally not be relied upon.

Information in loan listings regarding the purpose of the loan and an applicant’s income, occupation and employment status is supplied directly by the applicant. Not all of this self-reported information is verified by us, and it may be incomplete, inaccurate or intentionally false.  Moreover, loan listings do not disclose the identity of applicants, and investors have no ability to obtain or verify applicant information either before or after they purchase a Note. Investors are therefore cautioned not to rely on self-reported information such as income, occupation and employment status when making investment decisions.  If an applicant supplies false, misleading or inaccurate information, an investor may lose part or all of the purchase price paid for a Note.

Investors should be aware that all listings are posted to our marketplace without our verifying self-reported information such as the purpose of the loan, income, occupation and employment status. Neither we nor WebBank verifies any statements by applicants as to how loan proceeds are to be used nor do we or WebBank confirm after loan funding how loan proceeds were used.  In the cases in which we select applicants for income and employment verification, the verification is generally completed after the loan listing has been created but prior to the time the Borrower Loan is funded. For the period from July 14, 2009 to December 31, 2015, we verified employment and/or income on approximately 58% of the Borrower Loans originated through our marketplace on a unit basis (275,607 out of 473,986) and approximately 72% of originations on a dollar basis ($4,319,303 out of $5,979,755). We selected these listings based on a combination of factors, including amount of loan requested, Prosper Rating, debt-to-income ratio and stated income. The number or percentage of applicants whose income and employment information is verified in relation to future listings may differ from the historical information supplied above. No assurance is made that such information will be verified with respect to any particular applicant or borrower.  Further, Note holders will not have any contractual or other relationship with any borrowers that would enable them to make any claim against such borrowers for fraud or breach of any representation or warranty in relation to any false, incomplete or misleading information supplied by such borrowers in relation to the relevant Borrower Loan or Note.

The Borrower Loans are not secured by any collateral or guaranteed or insured by any third party, and investors must rely on us or a third-party collection agency to pursue collection against any borrower.

Borrower Loans are unsecured obligations of borrowers. They are not secured by any collateral, and they are not guaranteed or insured by PFL, PMI or any third party, or backed by any governmental authority in any way. We and our third-party collection agencies will, therefore, be limited in our ability to collect on Borrower Loans. Moreover, Borrower Loans are obligations of borrowers to PFL as successor to WebBank, not obligations to the holders of Notes. Although payments on the Notes are dependent on the borrowers’ payments on the corresponding Borrower Loans, Note holders will have no recourse to the borrowers and no ability to pursue borrowers to collect payments under Borrower Loans. Holders of the Notes may look only to PFL for payment of the Notes.

The credit information of an applicant may be inaccurate or may not accurately reflect the applicant’s creditworthiness, which may cause an investor to lose all or part of the price paid for a Note.

We obtain applicant credit information from consumer reporting agencies, and assign Prosper Ratings to loan listings based in part on the applicant’s credit score. A credit score that forms a part of the Prosper Rating assigned to a listing may not reflect the applicant’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data. Similarly, the credit data taken from the applicant’s credit report and displayed in listings may also be based on outdated, incomplete or inaccurate consumer reporting data. We do not verify the information obtained from the applicant’s credit report. Moreover, investors do not, and will not, have access to financial statements of applicants or to other detailed financial information about applicants.

The Prosper Rating may not accurately set forth the risks of investing in the Notes, no assurances can be provided that actual loss rates for the Notes will come within the estimated loss rates indicated by the Prosper Rating, and investors have limited rights to cause Prosper to repurchase the Notes.

The Prosper Rating assigned to a loan listing may not accurately reflect the risks of investing in the Notes, and is not a recommendation by us to buy, sell or hold a Note.  For example, the Prosper Rating for a listing could be inaccurate because the applicant’s credit report contained incorrect information. Similarly, although most of the information provided by applicants that is relevant to the Prosper Rating is verified by us before calculating the Prosper Rating, we do not verify all such information.  For example, we do not verify the income information on all applications. Further, the Prosper Rating does not reflect PFL’s credit risk as a debtor (such credit risk exists even though, as the debtor on the Notes, PFL’s only obligation is to pay to the Note holders their pro rata shares of collections received on the related Borrower Loans net of applicable fees).  In addition, no assurances can be provided that actual loss rates for the Notes will fall within the expected loss rates indicated by the Prosper Rating. The interest rates on the Notes might not adequately compensate Note investors for these additional risks.

If we include in a listing a Prosper Rating that is different from the Prosper Rating calculated by us or calculate the Prosper Rating for a listing incorrectly, and such error materially and adversely affects a holder’s interest in the related Note, PFL will indemnify the holder or repurchase the Note. PFL will not, however, have any indemnity or repurchase obligation under the Amended and Restated Indenture, the Notes, the investor registration agreement or any other agreement associated with the Note Channel as a result of any other inaccuracy with respect to a listing’s Prosper Score or Prosper Rating.  PFL’s contractual repurchase obligations do not affect a Note holder’s rights under federal or state securities laws.

Investors who use the Quick Invest tool may face additional risk of funding Borrower Loans that have been erroneously selected by Quick Invest.

Quick Invest is a loan search tool that allows investors to identify loan listings in the Note Channel that meet their criteria. Investors who use the Quick Invest tool may face additional risk of funding Borrower Loans that have been erroneously selected by Quick Invest. Since its first implementation in July 2011 through December 31, 2015, the Quick Invest tool has experienced programming errors that affected 8,630 Notes out of the 6,182,159 Notes purchased.

In the event that any errors in Quick Invest cause an investor to purchase a Note from PFL that such investor would not otherwise have purchased or that differs materially from the Note such investor would have purchased had there been no error, PFL will either repurchase the Note, indemnify the investor against losses suffered on that Note or cure such error. See “Item 1A. Risk Factors—Risks Related to PFL and PMI, our Marketplace and Our Ability to Service the Notes” for more information.

Some borrowers may use our marketplace to defraud investors, which could adversely affect investors’ ability to recoup their investment.

We perform identity and fraud checks with external databases to authenticate each borrower’s identity. There is a risk, however, that these checks could fail and fraud may occur. In addition, applicants may misrepresent their intentions regarding loan purpose or other information contained in listings, and we do not verify the majority of this information. Except in certain limited circumstances (including, e.g., a material payment default on the Borrower Loan resulting from verifiable identity theft), we are not obligated to indemnify or repurchase a Note or Borrower Loan from an investor if the investment is not realized in whole or in part due to fraud in connection with a loan listing, or due to false or inaccurate statements or omissions of fact in a listing, whether in credit data, a borrower’s representations, similar indicia of borrower intent and ability to repay the Borrower Loan. If PFL does repurchase a Note or Borrower Loan, the repurchase price will be equal to the Note’s or Borrower Loan’s outstanding principal balance and will not include accrued interest.  Further, at the time of such repurchase of a Note, PMI will also concurrently repurchase the related PMI Management Rights for zero consideration.

The fact that we have the exclusive right and ability to investigate claims of identity theft in the origination of Borrower Loans creates a significant conflict of interest between us and our investors.

We have the exclusive right to investigate claims of identity theft and determine, in our sole discretion, whether verifiable identity theft has occurred.  Such a determination of verifiable identity theft may trigger an obligation by PFL to either repurchase the related Notes or Borrower Loans or indemnify the applicable Note holders.  The denial of a claim under PFL’s identity theft guarantee would save PFL from its indemnification or repurchase obligation.  Because investors rely solely on us to investigate incidents that might require PFL to indemnify the applicable Note holders or repurchase the related Notes or Borrower Loans, a conflict of interest exists between us and such investors.

PFL does not have significant historical performance data about performance on the Borrower Loans. Loss rates on the Borrower Loans may increase and prior to investing you should consider the risk of non-payment and default.

The estimated loss rates displayed on loan listings and used to determine Prosper Ratings have been developed from the loss histories of all Borrower Loans originated through our marketplace.  However, future Borrower Loans originated through our marketplace may default more often than similar Borrower Loans have defaulted in the past, which increases the risk of investing in the Notes.

If payments on the Borrower Loan corresponding to an investor’s Note become more than 30 days overdue, such investor will be unlikely to receive the full principal and interest payments that were expected on the Note, and such investor may not recover the original purchase price on the Note.

We may refer Borrower Loans that become past due to a third party collection agency for collection or we may collect on such Borrower Loans directly. If a borrower fails to make a required payment on a Borrower Loan within 30 days of the due date, we will pursue reasonable collection efforts in respect of the Borrower Loan, including referring the delinquent Borrower Loan to a collection agency within five business days after it becomes 30 days past due.  If payment amounts on a delinquent Borrower Loan are received from a borrower after the loan has been referred to our in-house collections department or an outside collection agency, we or that collection agency may retain a percentage of that payment as a fee before any principal or interest becomes payable to an investor. Collection fees may be up to 40% of recovered amounts, in addition to any legal fees and transaction fees associated with accepting payments incurred in the collection effort.

For some non-performing Borrower Loans, we may not be able to recover any of the unpaid loan balance and, as a result, an investor who has purchased a corresponding Note may receive little, if any, of the unpaid principal and interest payable under the Note.  In all cases, investors must rely on our collection efforts or the applicable collection agency to which such Borrower Loans are referred, and are not permitted to collect or attempt collection of payments on the Borrower Loans in any manner.

Loss rates on the Borrower Loans may increase as a result of economic conditions beyond our control and beyond the control of the borrower.

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

The Borrower Loans do not restrict borrowers from incurring additional unsecured or secured debt, nor do they impose any financial restrictions on borrowers during the term of the Borrower Loan, which may reduce the likelihood that an investor will receive the full principal and interest payments that such investor expects to receive on a Note.

If a borrower incurs additional debt after the date a loan listing is posted, the additional debt may impair the ability of that borrower to make payments on his or her Borrower Loan and, as such, reduce the likelihood that an investor will receive the principal and interest payments that such investor expects to receive on a corresponding Note. Moreover, the additional debt may adversely affect the borrower’s creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of the borrower. To the extent that the borrower has or incurs other indebtedness and cannot pay all of his or her indebtedness, the borrower may choose to make payments to other creditors, rather than to PFL.

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

The Borrower Loans do not contain cross-default provisions. A cross-default provision makes a default under certain debt of a borrower an automatic default on other debt of that borrower. Because the Borrower Loans do not contain cross-default provisions, a Borrower Loan will not be placed automatically in default upon that borrower’s default on any of the borrower’s other debt obligations. If a borrower defaults on debt obligations owed to a third party and continues to satisfy the payment obligations under the Borrower Loan, the third party may seize the borrower’s assets or pursue other legal action against the borrower before the borrower defaults on the Borrower Loan, which may affect our ability to collect from the borrower when or if the Borrower Loan becomes delinquent.

Borrowers may seek the protection of debtor relief under federal bankruptcy or state insolvency laws, which may result in the nonpayment of an investor’s Notes.

Borrowers may seek protection under federal bankruptcy law or similar laws. If a borrower files for bankruptcy (or becomes the subject of an involuntary petition), a stay will go into effect that will automatically put any pending collection actions on the Borrower Loan on hold and prevent further collection action absent bankruptcy court approval. If we receive notice that a borrower has filed for protection under the federal bankruptcy laws, or has become the subject of an involuntary bankruptcy petition, we will put the borrower’s account into “bankruptcy status.” When this occurs, we terminate automatic monthly ACH debits on Borrower Loans and we will not undertake collection activity without bankruptcy court approval. Whether any payment will ultimately be made or received on a Borrower Loan after a bankruptcy status is declared depends on the borrower’s particular financial situation. In most cases, however, unsecured creditors such as PFL receive nothing, or only a fraction of their outstanding debt and, as a result, an investor who has purchased a corresponding Note may receive none or very little of the unpaid principal and interest payable on the Note.

Federal law entitles borrowers who enter active military service to an interest rate cap and certain other rights that may inhibit the ability to collect on Borrower Loans and reduce the amount of interest paid on the corresponding Notes.

Federal law provides borrowers on active military service with rights that may delay or impair our ability to collect on a Borrower Loan corresponding to an investor’s Note. The Servicemembers Civil Relief Act (“SCRA”) requires that the interest rate on preexisting debts, such as Borrower Loans, be set at no more than 6% while the qualified service member or reservist is on active duty. A holder of a Note that is dependent on such a Borrower Loan for payment will not receive the difference between 6% and the original stated interest rate for the Borrower Loan during any such period. The SCRA also permits courts to stay proceedings and the execution of judgments against service members and reservists on active duty, which may delay recovery on any Borrower Loans in default, and, accordingly, payments to investors on the corresponding Notes. If there are any amounts under such a Borrower Loan still due and owing to PFL after the final maturity of the investors’ corresponding Notes, PFL will have no further obligation to make payments to the investors on such Notes, even if it receives payments on the Borrower Loan after the final maturity of such Notes. We do not take military service into account in assigning a Prosper Rating to loan listings. In addition, as part of the borrower registration process, we do not request borrowers to confirm if they are qualified service members or reservists within the meaning of the SCRA. See “Item 1. Government Regulation” for more information.

As of December 31, 2015, forty Borrower Loans, with a total outstanding balance of $461,000, are subject to the SCRA.

The death of a borrower may substantially impair an investor’s ability to recoup the full purchase price of a Note or to receive the interest payments that such investor expects to receive on the Note.

If a borrower dies while his or her Borrower Loan is still outstanding, generally, we will seek to work with the executor of the borrower’s estate to obtain repayment of the loan. However, the borrower’s estate may not contain sufficient assets to repay the loan, or the related executor or trustee may prioritize repayment of other creditors. In addition, if a borrower dies near the end of the term of his or her Borrower Loan, it is unlikely that any further payments will be made on the corresponding Notes because the time required for the probate of the borrower’s estate will probably extend beyond the final maturity date of the Notes.

RISKS INHERENT IN INVESTING IN THE NOTES

The Notes are special, limited obligations of PFL only and are not directly secured by any collateral or guaranteed or insured by PMI or any third party.

The Notes will not represent an obligation of borrowers, PMI or any other party except PFL, and are special, limited obligations of PFL. The Notes are not guaranteed or insured by PMI, any governmental agency or instrumentality, or any third party. Although PFL has granted the indenture trustee, for the benefit of the Note holders, a security interest in the Borrower Loans corresponding to the Notes, the payments and proceeds that PFL receives on such Borrower Loans, the bank account in which such Borrower Loan payments are deposited, and the accounts in which investors’ funding amounts are deposited, the Note holders do not themselves have a direct security interest in the Borrower Loans or the right to payment thereunder. If an event of default under the Amended and Restated Indenture were to occur, the Note holders would be dependent on the indenture trustee’s ability to realize on the collateral and make payments on the Notes in the manner contemplated by the Amended and Restated Indenture. In addition, although PFL will take all actions that it believes are required under applicable law to perfect the security interest of the indenture trustee in the collateral, if its analysis of the required actions is incorrect or if it fails timely to take any required action, the indenture trustee’s security interest may not be effective and holders of the Notes could be required to share the collateral (and any proceeds thereof) with PFL’s other creditors, or, if a bankruptcy court were to order the substantive consolidation of PMI and PFL (as described below), PMI’s creditors.

PFL is not obligated to repurchase Notes or indemnify Note holders except in limited circumstances.

PFL is only obligated to repurchase Notes or indemnify holders of Notes in limited circumstances. These circumstances include if (i) a material payment default under the corresponding Borrower Loan occurs as a result of verifiable identify theft; (ii) we include a Prosper Rating in a listing that is different from the Prosper Rating we calculated, or we calculate the Prosper Rating incorrectly; or (iii) if any errors in Quick Invest cause an investor to purchase a Note from PFL that such investor would not otherwise have purchased or that differs materially from the Note, in which cases PFL also has the option to cure such error.  PFL is not required to repurchase Notes or indemnify holders of Notes, however, if the Note holder’s investment is not realized in whole or in part due to fraud other than identity theft, or due to other false or inaccurate statements or omissions of fact in a loan listing, whether in credit data, borrower representations or similar indicia of borrower intent and ability to repay the loan. Further, PFL is under no obligation to repurchase a Note or indemnify any holder of Notes if a correctly-determined Prosper Rating fails to accurately predict the actual losses on a Borrower Loan.

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

Our marketplace allows a borrower to prepay a Borrower Loan at any time without penalty. Borrower Loan prepayments will extinguish or limit an investor’s ability to receive additional interest payments on a Note.

Borrower Loan prepayment occurs when a borrower decides to pay some or all of the principal amount on a Borrower Loan earlier than originally scheduled. Borrowers may decide to prepay all or a portion of the remaining principal amount due under a Borrower Loan at any time without penalty. In the event of a prepayment of the entire remaining unpaid principal amount of a Borrower Loan, each of the holders of the Notes corresponding to the Borrower Loan will receive his or her share of such prepayment but further interest will not accrue on such Borrower Loan or on such Note after the date on which the payment is made. If the borrower prepays a portion of the remaining unpaid principal balance, the term of the Borrower Loan will not change, but interest will cease to accrue on the prepaid portion. If a borrower prepays a Borrower Loan in whole or in part, an investor will not receive all of the interest payments that such investor originally expected to receive on the Note corresponding to such Borrower Loan. In addition, such investor may not be able to find a similar rate of return on another investment at the time at which the Borrower Loan is prepaid. Prepayments are subject to PFL’s servicing fee, even if the prepayment occurs immediately after issuance of a Note.

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

We set interest rates for all Borrower Loans based on Prosper Ratings, as well as additional factors such as Borrower Loan terms, the economic environment and competitive conditions. If we set interest rates for Borrower Loans too low, investors may not be compensated appropriately for the level of risk that they are assuming in purchasing Notes, while setting the interest rate too high may increase the risk of non-payment. In either case, a failure by us to set rates appropriately may adversely impact the ability of investors to receive returns on their Notes that are commensurate with the risks they have assumed in acquiring such Notes.

The Notes will not be listed on any securities exchange, will not be transferable except through the Foliofn Note Trader platform, and can be held only by our registered investors. Investors should be prepared to hold the Notes they purchase until they mature.

The Notes will not be listed on any securities exchange, and may only be held by our registered investors.  The Notes will not be transferable except through the Note Trader platform operated and maintained by FOLIOfn Investments, Inc. (the “Foliofn Note Trader platform”), and there can be no assurance that a market for Notes will continue to develop on the Foliofn Note Trader platform, or that the Foliofn Note Trader platform will continue in operation. Therefore, investors should be prepared to hold their Notes to maturity.

If an investor chooses to post a Note for sale on the Foliofn Note Trader platform, he or she may not realize the expected return on his or her investment in the Note.

The ability to sell a Note on the Foliofn Note Trader platform does not guarantee that an investor will be able to find another investor willing to buy the Note at a price acceptable to the selling investor, or at all. If the borrower becomes delinquent in payments under the corresponding Borrower Loan upon which an investor’s Note is dependent for payment, such investor’s ability to sell the Note on the Foliofn Note Trader platform will be substantially impaired. The investor may have to offer the Note for sale at a substantial discount, and there is no guarantee that such investor will receive the expected value of the Note or any value at all. In addition, a Note offered for sale on the Foliofn Note Trader platform must be purchased in its entirety by a single investor, and Notes with a high outstanding principal balance may be more difficult to sell with or without a discount due to the smaller number of investors with the ability to purchase such Notes. Also, investors may be less willing to bid for and purchase a Note if prevailing interest rates have changed or other investing activities have proven more attractive while the selling investor has held the Note.

The U.S. federal income tax consequences of an investment in the Notes are uncertain.

There are no statutory provisions, regulations, published rulings or judicial decisions that directly address the characterization of the Notes or instruments similar to the Notes for U.S. federal income tax purposes. However, although the matter is not free from doubt because payments on the Notes are dependent on payments on the corresponding Borrower Loan, PFL treats the Notes as debt instruments that have original issue discount (“OID”) for U.S. federal income tax purposes. Where required, PFL intends to file information returns with the U.S. Internal Revenue Service (“IRS”) in accordance with such treatment unless there is a change or clarification in the law, by regulation or otherwise, that would require a different characterization of the Notes. Investors should be aware, however, that the IRS is not bound by PFL’s characterization of the Notes and the IRS or a court may take a different position with respect to the Notes’ proper characterization. For example, the IRS could determine that, in substance, each investor owns a proportionate interest in the corresponding Borrower Loan for U.S. federal income tax purposes or, for example, the IRS could instead treat the Notes as a different financial instrument (including an equity interest or a derivative financial instrument). Any different characterization could significantly affect the amount, timing, and character of income, gain or loss recognized in respect of a Note. For example, if the Notes are treated as PFL’s equity, (i) PFL would be subject to U.S. federal income tax on income, including interest, accrued on the corresponding Borrower Loans but would not be entitled to deduct interest or OID on the Notes, and (ii) payments on the Notes would be treated by the Note holder for U.S. federal income tax purposes as dividends (that may be ineligible for reduced rates of U.S. federal income taxation or the dividends-received deduction) to the extent of PFL’s earnings and profits as computed for U.S. federal income tax purposes. A different characterization may significantly reduce the amount available to pay interest on the Notes. Investors are strongly advised to consult their own tax advisor regarding the U.S. federal, state, local and non-U.S. tax consequences of the purchase, ownership, and disposition of the Notes (including any possible differing treatments of the Notes).

PFL’s ability to pay an investor principal and interest on a Note may be affected by its ability to match the timing of its income and deductions for U.S. federal income tax purposes.

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

Our participation in the funding of Borrower Loans could be viewed as creating a conflict of interest.

As is the practice with other marketplace lending companies, from time to time, we may fund portions of qualified loan requests in our marketplace and hold any Notes purchased as a result of such funding for our own individual accounts. Even though we will participate in funding Borrower Loans listed in our marketplace under the same terms and conditions and through the use of the same information that is made available to other potential investors in our marketplace, such participation may be perceived as involving a conflict of interest. For example, our funding of a Borrower Loan may cause the loan to fund, and in some cases, fund faster, than it would fund in the absence of our participation, which could benefit us to the extent that it ensures that one or the other of us generates the revenue associated with the loan.

During the year ended December 31, 2015, we purchased $787,000 in Notes for investment.

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

If the Administration Agreement (or the loan servicing provisions thereof) are terminated for any reason (whether as a result of PMI’s bankruptcy, non-performance or otherwise), PFL would attempt to transfer the loan servicing obligations on the Borrower Loans and Notes to a third party pursuant to its contractual agreements with investors.

PFL has entered into a back-up servicing agreement with a loan servicing company that is willing and able to transition servicing responsibilities from PMI. There can be no assurance, however, that this back-up servicer will be able to adequately perform the servicing of the outstanding Borrower Loans and Notes. If this back-up servicer assumes the servicing of the Borrower Loans and Notes, the back-up servicer may impose additional servicing fees (up to the maximums we have negotiated), reducing the amounts available for payments on the Notes. Additionally, transferring these servicing obligations to the back-up servicer may result in delays in the processing of collections on Borrower Loans and information with respect to amounts owed on Borrower Loans. If the back-up servicer is not able to service the Borrower Loans and Notes effectively, investors’ ability to receive principal and interest payments on their Notes may be substantially impaired, even if their portfolio of Notes is well diversified and the corresponding Borrower Loans are paying on schedule.

In addition, it is unlikely that the back-up servicer would be able to perform functions other than servicing the outstanding Borrower Loans and Notes, such as facilitating the creation of new Borrower Loans through our marketplace, managing PFL’s marketing efforts or maintaining the relationship with FOLIOfn Investments, Inc. necessary to ensure continued operation of the Foliofn Note Trader platform. PFL believes that it could find one or more other parties who could perform these and any other functions necessary to fully operate our marketplace in the absence of PMI. However, this process, and any related onboarding of such party or parties, may take some time.

Any such delay or impairment that did not affect existing Note holders, because PFL or its back-up servicer proves able to continue servicing outstanding Borrower Loans and Notes, could nonetheless delay PFL’s ability to facilitate the origination of new Borrower Loans and issue new Notes through our marketplace, which could adversely affect PFL’s finances and user relationships.

A decline in economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.

As a lending marketplace, we believe our customers are highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. These external economic conditions and resulting trends or uncertainties could adversely impact our customers’ ability or desire to participate on our marketplace as borrowers or investors, and consequently could negatively affect our business and results of operations.

In the past, a relatively small number of investors have provided the funding for a large percentage of all Borrower Loans funded through our marketplace.

In the past, a relatively small number of investors have provided the funding for a large percentage of all Borrower Loans funded through our marketplace.  If these investors cease or significantly decrease their funding of Borrower Loans through our marketplace and PFL has been unable to attract sufficient investor purchase commitments from new and existing investors, then our business and results of operations may be adversely affected.

Our business could be adversely affected by a weakening market for securities backed by consumer assets.

PFL is involved in the securitization market through its business of selling loans to investors who, in turn, sell asset backed securities based on accumulated loan portfolios.  If the market for asset backed securities based on consumer assets weakens, investors may cease or significantly decrease their funding of Borrower Loans through our marketplace and if PFL has been unable to attract sufficient investor purchase commitments from new and existing investors, then our business and results of operations may be adversely affected.

Although PFL has been organized in a manner that is intended to minimize the likelihood that it will become subject to a bankruptcy proceeding, if this were to occur, the rights of the Note holders could be uncertain, and payments on the Notes may be limited, suspended or stopped. The recovery, if any, of a holder of a Note may therefore be substantially delayed and substantially less than the principal and interest due and to become due on the Note.

Although PFL has been organized and is operated in a manner that is intended to minimize the likelihood that it will become subject to a bankruptcy or similar proceeding, if this were to occur, the recovery, if any, of a holder of a Note may be substantially delayed in time (for example, due to the imposition of a stay on payments by the bankruptcy court) and may be substantially less in amount than the principal and interest due and to become due on the Note even if a Note holder’s portfolio of Notes is well diversified and the Borrower Loans are paying on schedule. Further, although PFL has granted the indenture trustee, for the benefit of the Note holders, a security interest in all of the Borrower Loans, in all payments and proceeds it receives on the corresponding Borrower Loans and in the bank account in which the Borrower Loan payments are deposited, the holders of the Notes would still be subject to risks associated with PFL’s insolvency, bankruptcy or a similar proceeding. The commencement of the bankruptcy or similar proceeding may, as a matter of law, prevent PFL from making regular payments on the Notes, even if the funds to make such payments are available. Because the indenture trustee would be required to enforce its security interest in the Borrower Loans in a bankruptcy or similar proceeding, the indenture trustee’s ability to make payments under the Notes would be delayed, which may effectively reduce the value of any recovery that a holder of a Note may receive (and no such recovery can be assured) by the time any recovery is available.

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

If PFL becomes subject to a bankruptcy or similar proceeding, interest accruing on the Notes upon and following such bankruptcy or similar proceeding may not be paid.

In a bankruptcy or similar proceeding for PFL, interest accruing on the Notes during the proceedings may not be part of the allowed claim of a holder of a Note. If the Note holder receives a recovery on the Note (and no such recovery can be assured), any such recovery may be based on, and limited to, the Note holder’s claim for principal and for interest accrued up to the date of the bankruptcy or similar proceeding, but not thereafter. Because a bankruptcy or similar proceeding may take months or years to complete, a claim based on principal and on interest only up to the start of the bankruptcy or similar proceeding may be substantially less than a claim based on principal and on interest through the end of the bankruptcy or similar proceeding.

If PFL becomes subject to a bankruptcy or similar proceeding, a holder of a Note may not have any priority right to payment from the corresponding Borrower Loan, may not have any right to payment from funds in the deposit account, and may not have any ability to access funds in the investors’ funding accounts (the “FBO Funding accounts”).

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

If a payment is made on a Borrower Loan corresponding to a Note before PFL’s bankruptcy or similar proceeding is commenced, and those funds are held in the deposit account PFL maintains with Wells Fargo to collect borrower payments and have not been used by PFL to make payments on the Note as of the date the bankruptcy or similar proceeding is commenced, there can be no assurance that PFL will or will be able to use such funds to make payments on such Note. Other creditors of PFL (including holders of other Notes or Borrower Loans) may be deemed to have rights to such funds or interests in the deposit account and monies credited thereto that are equal to or greater than the rights of the holder of such Note.

Although PFL believes that amounts funded by investors into the FBO Funding accounts should not be subject to claims of its creditors other than the investors for whose benefit the funds are held, the legal title to the FBO Funding accounts, and the attendant right to administer the FBO Funding accounts, would be property of PFL’s bankruptcy estate. As a result, if PFL were to file for bankruptcy protection, the legal right to administer the funds in the FBO Funding accounts would vest with the bankruptcy trustee or debtor in possession. In that case, while neither PFL nor its creditors should be able to reach those funds, the indenture trustee or the investors may have to seek a bankruptcy court order lifting the automatic stay and permitting them to withdraw their funds. Investors may suffer delays in accessing their funds in the FBO Funding accounts as a result. Moreover, U.S. Bankruptcy Courts have broad powers at law and in equity and, if PFL has failed to properly segregate or handle investors’ funds, a bankruptcy court could determine that some or all of such funds were beneficially owned by PFL and should therefore be made available to PFL’s creditors generally.

In a bankruptcy or similar proceeding of PFL, a holder of a Note may be delayed or prevented from enforcing PFL’s repurchase obligations with respect to such Note.

In a bankruptcy or similar proceeding of PFL, any right of a Note holder to require PFL to repurchase the Note or indemnify such Note holder under the circumstances set forth in the investor registration agreement or the Note might not be enforceable, and such holder’s claim for such repurchase may be treated less favorably than a general unsecured obligation of PFL.

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

Although PFL has been organized and is operated in a manner that is intended to prevent it from being substantively consolidated with PMI in the event of PMI’s bankruptcy, if PMI became subject to a bankruptcy or similar proceeding and PFL were substantively consolidated with PMI, the risks described in the immediately preceding risk factors regarding (i) payment delays, (ii) uncollectability of interest accrued during the bankruptcy proceeding, (iii) being subordinated to the interests of PFL’s other creditors, and (iv) the indenture trustee’s inability to access funds in the deposit account or the FBO Funding accounts, would all be present and, in addition, the same considerations would apply in relation to the claims of creditors of PMI, including that such creditors of PMI may be determined to have perfected security interests or unsecured claims that take precedence over or are at least equal in priority to those of creditors of PFL (including holders of Notes).

In the event of a bankruptcy or similar proceeding of PMI, the ability of PFL or its back-up servicer to collect on Borrower Loans and operate our marketplace may be impaired to the detriment of the Note holders.

In the event of a bankruptcy or similar proceeding of PMI, (i) the implementation of back-up servicing arrangements may be delayed or prevented, and (ii) PMI’s ability to transfer its servicing obligations to a back-up servicer, or to transfer its other corporate and marketplace administration and marketing services to third parties may be limited and subject to the approval of the bankruptcy court or other presiding authority. The bankruptcy process may delay or prevent the implementation of back-up servicing, which may impair the collection on Borrower Loans to the detriment of holders of the Notes.

PMI owns and did not transfer to PFL the computer hardware that it uses to host and maintain the website or agreements with third parties relating to the hosting and maintenance of the website. Although PMI’s retention of such hardware and agreements should not bear on a bankruptcy court’s analysis of the legal separateness of PMI and PFL (or their respective assets and liabilities), the cessation of or substantial reduction of the day-to-day operations of PMI (because of or during its bankruptcy or otherwise) would materially impair and delay the ability of PFL or a back-up service provider to retrieve data and information in the possession of PMI and to operate our marketplace or elements thereof relevant to Borrower Loan and Note servicing.

PMI, in its capacity as servicer, has the authority to waive or modify the terms of a Borrower Loan without the consent of the Note holders.

Pursuant to the Administration Agreement, PMI is obligated to use commercially reasonable efforts to service and collect on the Borrower Loans in accordance with industry standards. Subject to that obligation, the Administration Agreement grants PMI the authority to (i) waive or modify any non-material term of a Borrower Loan, (ii) consent to the postponement of strict compliance with any such term, and (iii) in any manner grant a non-material indulgence to any borrower. In addition, if a Borrower Loan is in default, or PMI determines a default is reasonably foreseeable or that such action is consistent with its servicing obligation, the Administration Agreement grants PMI the authority to waive or modify a material term of a Borrower Loan, to accept payment of an amount less than the principal balance in final satisfaction of a Borrower Loan and to grant any indulgence to a borrower, provided that PMI has reasonably and prudently determined that such action will not be materially adverse to the interests of the relevant Note holders. If PMI approves a modification to the terms of any Borrower Loan, it must promptly notify the corresponding Note holders by e-mail of the material terms of such modification and the effect such modification will have on their Notes.

PMI has incurred operating losses since inception and may continue to incur net losses in the future, which could adversely affect PFL’s ability to make payments on the Notes.

PMI has incurred operating losses since its inception and it may continue to incur net losses in the future. For the twelve months ended December 31, 2015 and 2014, PMI had cash flows from operations of $5.4 million and negative $4.7 million, respectively. Additionally, from its inception through December 31, 2015, PMI had an accumulated deficit of $147 million.

PMI has financed its operations to date primarily with proceeds from the sale of equity securities. At December 31, 2015, Prosper had approximately $66.3 million unrestricted cash and cash equivalents and $73.2 million available for sale investments at fair value. PMI is dependent upon raising additional capital or debt financing to fund its current operating plan. PMI’s failure to obtain sufficient debt and equity financing and, ultimately, to achieve profitable operations and positive cash flow from operations could adversely affect its ability to perform its obligations under the Administration Agreement and, in such event, PFL’s ability to continue to make payments on the Notes could be materially impaired.

Although our business has grown, we may be unable to manage our growth effectively and meet the demands that such growth places on our facilities, employees and infrastructure.

As the number of borrowers, investors and Borrower Loans originated through our marketplace increases, PMI will need to increase its facilities, personnel and infrastructure in order to continue performing effectively its obligations under the Administration Agreement and to accommodate the effects that such growth will have on our servicing and marketplace needs. PMI must constantly add new hardware and update its software and our marketplace, expand customer support services, and add new employees to maintain the operations of our marketplace as well as to satisfy its servicing obligations on the Borrower Loans and the Notes and its other obligations under the Administration Agreement. If PMI is unable to increase the capacity of our marketplace and maintain the necessary infrastructure to perform its duties under the Administration Agreement, PFL, or one or more other third-party service providers engaged by PFL, will have to perform the duties otherwise performed by PMI, and investors may experience delays in receipt of payments on their Notes and periodic downtime of our marketplace.

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

Prosper’s principal competitors include major banking institutions, credit unions, credit card issuers and other consumer finance companies, as well as other marketplace lending platforms, including LendingClub. Competition could result in reduced volumes, reduced fees or the failure of our marketplace to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, in the future Prosper may experience new competition, including from companies possessing large, existing customer bases, substantial financial resources and established distribution channels. If any of these companies or any major financial institution decided to compete with our marketplace lending business, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed.

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

If PFL fails to successfully promote and maintain its brand, it may lose its existing users to competitors or be unable to attract new users, which would cause its revenue to decrease and may impair its ability to maintain our marketplace.  To succeed, PFL must increase transaction volumes in our marketplace by attracting a large number of borrowers and investors in a cost-effective manner, many of whom have not previously participated in marketplace lending. If PFL is not able to attract qualified borrowers or sufficient investor purchase commitments, it will not be able to increase its transaction volumes. PFL believes that developing and maintaining awareness of its brand in a cost-effective manner is critical to achieving widespread acceptance of our marketplace and attracting new borrowers and investors. Furthermore, it believes that the importance of brand recognition will increase as competition in the marketplace lending industry increases. Successful promotion of PFL’s brand will depend largely on the effectiveness of marketing efforts and the user experience on our marketplace. There can be no guarantee, however, that PFL’s brand promotion activities will yield increased revenues or prevent PFL’s revenues from decreasing.

The proprietary technology that makes operation of our marketplace possible is not protected by any patents. It may be difficult and costly for PFL to protect its intellectual property rights in relation thereto, or to continue to develop or obtain new technologies, which could adversely affect its ability to operate competitively.

On February 1, 2013, PMI transferred ownership of the marketplace, including the proprietary technology and all of the rights related to the operation of the marketplace, to PFL.  PFL’s ability to maintain our marketplace depends, in part, upon this proprietary technology. We intend to vigorously protect our proprietary interests in such technology. Despite our best efforts, however, we may not protect the proprietary technology effectively, which would allow competitors to duplicate our products and adversely affect our ability to compete. A third party may attempt to reverse engineer or otherwise obtain and use the proprietary technology without PFL’s consent. In addition, our marketplace may infringe upon claims of third-party patents and PFL or PMI may face intellectual property challenges from such other parties. PFL or PMI may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Furthermore, the technology may become obsolete, and there is no guarantee that PFL will be able to successfully develop, obtain or use new technologies to adapt our marketplace to compete with other marketplace lending companies. If PFL cannot protect the proprietary technology embodied in and used by our marketplace from intellectual property challenges, or if our marketplace becomes obsolete, PFL’s ability to maintain our marketplace and perform its servicing obligations could be adversely affected and, in such event, its ability to continue to make payments on the Notes could be materially impaired.

PFL relies on a third-party commercial bank to process transactions. If PFL is unable to continue utilizing these services, its business and ability to service the Notes may be adversely affected.

Because PFL is not a bank, it cannot belong to or directly access the Automated Clearing House (ACH) payment network. As a result, it currently relies on an FDIC-insured depository institution to process its transactions. If PFL cannot continue to obtain such services from this institution or elsewhere, or if it cannot transition to another processor quickly, its ability to process payments will suffer and investors’ ability to receive principal and interest payments on the Notes will be delayed or impaired.

If our systems are breached or otherwise subjected to unauthorized access, PFL’s users’ secure information may be stolen, our reputations may be harmed, and we may be exposed to liability.

As with any entity with a significant Internet presence, we and the third party we use for website hosting occasionally have experienced cyber-attacks, attempts to breach our systems and other similar incidents, none of which have been successful. Our marketplace stores PFL’s users’ bank information and other personally-identifiable sensitive data. Any accidental or willful security breaches or other unauthorized access could cause users’ secure information to be stolen and used for criminal purposes. Security breaches or unauthorized access to secure information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the relevant software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any investor or borrowers’ data, PFL’s relationships with users will be severely damaged, and it (or PMI) could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause users to lose confidence in the effectiveness of PFL’s and PMI’s data security measures. Any security breach, whether actual or perceived, would harm our reputations, and PFL could lose users.

Any significant disruption in service in our marketplace or in PMI’s computer systems could adversely affect PMI’s ability to perform its obligations under the Administration Agreement.

PMI’s system hardware is hosted in three hosting facilities in the western United States.  The hosting and colocation providers do not guarantee that access to our marketplace or to PMI’s own systems will be uninterrupted, error-free or secure. The operation of our marketplace and PMI’s operation of its own systems depend on the hosting and colocation providers' ability to protect the relevant systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity or other environmental concerns, computer viruses or other attempts to do harm, criminal acts and similar events. If PMI’s arrangement with the hosting and colocation providers are terminated, or there is a lapse of service or damage to their facilities, PMI could experience interruptions in providing its services under the Administration Agreement, PFL could experience interruptions in the operations of our marketplace, and both could experience delays and additional expense in arranging new facilities. Any interruptions or delays in PMI’s performance of its services or in the functioning and accessibility of our marketplace, whether as a result of a hosting and colocation provider or other third-party error, PMI’s error, natural disasters or security breaches, whether accidental or willful, could harm PFL’s relationships with its users and its reputation. Additionally, in the event of damage or interruption, PMI’s insurance policies may not be sufficient for PMI to adequately compensate PFL for any losses that it may incur.

Our marketplace may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

Our marketplace may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. If a “hacker” were able to infiltrate our marketplace, users would be subject to the increased risk of fraud or borrower identity theft and may experience losses on, or delays in the recoupment of amounts owed on, a fraudulently induced purchase of a Note. Additionally, if a hacker were able to access our secure files, he or she might be able to gain access to users’ personal information. While we have taken steps to prevent such activity from affecting our marketplace, if these measures are unsuccessful, the value of investors’ investment in the Notes could be adversely affected.

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

In addition, PMI invests significant time and expense in training its employees, which increases their value to competitors who may seek to recruit them. If PMI fails to retain its employees, it could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to serve borrower and investors could diminish, resulting in a material adverse effect on PMI’s ability to perform its obligations under the Administration Agreement and, in such event, PFL’s ability to continue to make payments on the Notes could be materially impaired.

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

PMI’s success will depend in part on the ability of its senior management to effectively manage the growth it achieves. To do so, PMI must continue to hire, train and manage new employees as needed. If PMI’s new hires perform poorly, or if PMI is unsuccessful in hiring, training, managing and integrating new employees, or if PMI is not successful in retaining its existing employees, PMI’s ability to perform under the Administration Agreement may be impaired. To manage the expected growth of PMI’s operations and personnel, PMI will need to continue to improve its operational and financial controls and update its reporting procedures and systems. The addition of new employees and the system development that PMI anticipates will be necessary to manage its growth will increase PMI’s cost base, which will make it more difficult for PMI to offset any future revenue shortfalls by reducing expenses in the short term. If PMI fails to successfully manage its growth, it will be unable to execute its business plan and its ability to perform under the Administration Agreement may be impaired.

Investors in Notes will have no control over us and will not be able to influence our corporate matters.

PFL is not offering and will not offer its equity interests. Investors who purchase Notes offered through our marketplace will have no equity interest in either of PMI and PFL and no ability to vote on or influence our decisions. As a result, PMI, which owns all of PFL’s outstanding equity interests, will continue to have sole control over PFL’s governance matters, subject to the presence of PFL’s independent directors, whose consent will be required before PFL can take certain extraordinary actions, and subject to the limitations specified in PFL’s organizational documents and the Amended and Restated Indenture.

Events beyond our control may damage our ability to maintain adequate records, maintain our marketplace or perform the servicing obligations. If such events result in a system failure, investors’ ability to receive principal and interest payments on the Notes would be substantially harmed.

If a catastrophic event resulted in a marketplace outage and physical data loss and/or affected our electronic data storage and back-up storage systems, PFL’s ability (and PMI’s ability as servicer under the Administration Agreement) to perform its servicing obligations would be materially and adversely affected. Such events include, but are not limited to, fires, earthquakes, terrorist attacks, natural disasters, computer viruses and telecommunications failures. In the event of any marketplace outage or physical data loss described in this paragraph, PFL cannot guarantee that investors would be able to recoup their investment in the Notes.

PMI recently completed its first two acquisitions, and in the future PMI may continue to enter into acquisitions that may be difficult to integrate, fail to achieve their strategic objectives, disrupt our business or divert management attention.

PMI recently completed its first two acquisitions, and in the future PMI may continue to enter into acquisitions of businesses, technologies and products that it intends to complement its existing business, solutions, services and technologies. PMI cannot provide assurance that the acquisitions it has made or will make in the future will provide it with the benefits or achieve the results anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including: difficulties assimilating and retaining the management and other personnel, culture and operations of the acquired businesses; potential disruption of ongoing business and distraction of management; difficulties in maintaining acceptable standards, controls, procedures and policies, including integrating financial reporting and operating systems, particularly with respect to foreign and/or public subsidiaries; potential loss of existing or acquired strategic operating partners, users and customers following an acquisition; difficulties in integrating acquired technologies and products into our solutions and services; and unexpected costs and expenses resulting from the acquisition, and potential unknown liabilities associated with acquired businesses.

In addition, acquisitions may result in the incurrence of debt, acquisition-related costs and expenses, restructuring charges and write-offs. Acquisitions may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

In October 2015, PMI acquired all of the outstanding shares of BillGuard, a company with Israeli operations.  Because of PMI’s acquisition of a company that has a foreign subsidiary, PMI faces additional risks, including the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with the country. In January 2015, PMI acquired all of the limited liability company interests of American HealthCare Lending. The purchases of BillGuard and American HealthCare Lending have required and will continue to require significant time and attention during the acquisition and integration process. In addition, both of the acquired businesses will require significant cash investment from us to support their current growth targets.

PMI may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If PMI fails to evaluate and execute acquisitions successfully, PMI may not be able to achieve its anticipated level of growth and its business and operating results could be adversely affected.

RISKS RELATING TO COMPLIANCE AND REGULATION

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

×	the federal Fair Credit Reporting Act, which regulates the use, reporting and disclosure of information related to each applicant’s credit history;
×

the federal Fair Debt Collection Practices Act, which regulates debt collection practices by “debt collectors” and prohibits debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding consumer loans;

×	state counterparts to the above consumer protection laws;
×	state and federal securities laws, which require that any non-exempt offers and sales of the Notes be registered;
×

Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service;

×

the federal Gramm-Leach-Bliley Act, which includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;

×	the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
×

the federal Servicemembers Civil Relief Act, which allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties;

×

the federal Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts;

×

the federal Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures; and

×	the federal Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures.

We may not always be in compliance with these laws. Borrowers may make counterclaims regarding the enforceability of their obligations under borrower or consumer protection laws after collection actions have commenced, or otherwise seek damages under these laws. Investors may attempt to rescind their Note purchases under securities laws, and PFL or PMI’s failure to comply with such laws could also result in civil or criminal liability.  Compliance with these requirements is also costly, time-consuming and limits operational flexibility. See “Item 1. Business – Government Regulation” for more information.

If our marketplace were found to violate a state’s usury laws, we might have to alter our business model and our business could be harmed.

The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are based upon the ability under federal law of the issuing bank that originates the loan to export the interest rates of the state where it is located. WebBank, the bank that issues loans through our marketplace, exports the interest rates of Utah, which allows parties to generally agree by contract to any interest rate. The interest rates offered by WebBank through our marketplace for Borrower Loans as of December 31, 2015 range from 5.32% to 31.25%, which equate to interest rates for Note investors that range from 4.32% to 30.25%. Some states where borrowers are located, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our marketplace. If a borrower were to successfully bring claims against us for state usury law violations, and the rate on that borrower's loan was greater than that allowed under applicable state law, we could be subject to fines and penalties. Further, if the current structure under which WebBank makes loans through our marketplace were successfully challenged, we may have to substantially modify our business operations and may be required to maintain state-specific licenses and only provide a limited range of interest rates for Borrower Loans, all of which may substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results.

In addition, it is possible that state usury laws may impose liability that could affect an assignee’s (i.e., PFL's and/or an investor who purchases Borrower Loans from PFL) ability to continue to charge to borrowers the interest rates that they agreed to pay at origination of their Borrower Loans. In particular, one recent judicial decision by the Court of Appeals for the Second Circuit, Madden v. Midland Funding, LLC (786 F.3d 246 (2d Cir. 2015)), concluded that the debt buyer of a charged off credit card account could not rely on the National Bank Act's preemption of state interest rate limits for interest at rates imposed by the debt buyer after chargeoff.  The decision has created some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and the decision may create an increased risk of litigation by plaintiffs challenging our ability to collect interest in accordance with the terms of Borrower Loans. Although the Madden decision specifically addressed preemption under the National Bank Act, such decision could support future challenges to federal preemption for other institutions, including an FDIC-insured, state chartered industrial bank like WebBank. Although there can be no assurances as to the outcome of any potential litigation, or the possible impact of the litigation on our marketplace, we believe the Madden case addressed facts that are not presented by our marketplace lending platform and thus would not apply to Borrower Loans. Nevertheless, we and our counsel are monitoring the case closely and, as developments warrant, we, of course, will consider any necessary changes to our marketplace required to avoid the impact of this case on our business model. A petition to the United States Supreme Court to review the decision was filed on November 10, 2015 and is currently pending.

The Consumer Financial Protection Bureau is a new agency, and there continues to be uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business or that of our issuing bank.

The Consumer Financial Protection Bureau (“CFPB”), which commenced operations in July 2011, has broad authority over the businesses in which we engage. This includes authority to write regulations under federal consumer financial protection laws, such as the Truth in Lending Act and the Equal Credit Opportunity Act, and to enforce those laws against and examine large financial institutions for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including our business and the loan products we facilitate. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus.  On March 7, 2016, the CFPB issued a bulletin that provides an overview of marketplace lending, outlines tips for consumers and announces that it is accepting complaints from consumers.

We are subject to the CFPB’s jurisdiction, including its enforcement authority, as a servicer and acquirer of consumer credit. The CFPB may request reports concerning our organization, business conduct, markets and activities. The CFPB may also conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system or otherwise that we were engaging in activities that pose risks to consumers.

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

Where applicable, we seek to comply with state lending, servicing and similar statutes. We are continually evaluating the need for licensing in various jurisdiction and there is a risk that, at any given time, we will not have necessary licenses required to operate in all U.S. jurisdictions.  If we are found to not comply with applicable laws, we could lose one or more of our licenses or face other sanctions, which may have an adverse effect on our ability to continue to facilitate the origination of Borrower Loans through our marketplace, and on our ability to perform servicing obligations or make our marketplace available to borrowers in particular states, which may impair investors’ ability to receive the payments of principal and interest on the Notes that they expect to receive. For more information about the laws and regulations applicable to us and our marketplace, see “Item 1. Business – Government Regulation.”

We rely on WebBank to originate loans to qualified borrowers throughout the United States and sell and assign those loans to PFL. If our relationships with WebBank were to end, we may need to rely on individual state lending licenses to originate Borrower Loans.

Borrower Loan requests take the form of an application to WebBank submitted through our marketplace. WebBank currently makes all loans to borrowers through our marketplace, which allows our marketplace to be available to borrowers on a uniform basis throughout the United States. If our relationships with WebBank were to end or if WebBank were to cease operations, one or both of PMI and PFL may need to rely on individual state lending licenses to originate Borrower Loans. Because neither of us currently possesses state lending licenses in every state, we might be forced to limit the rates of interest charged on Borrower Loans in some states and we might not be able to originate loans in some states altogether. We also may face increased costs and compliance burdens if the agreements with WebBank are terminated.

Several lawsuits have sought to recharacterize certain loan marketers and other originators as lenders. If litigation or a regulatory enforcement action on similar theories were successful against one or both of PMI and PFL, Borrower Loans originated through our marketplace could be subject to state consumer protection laws and licensing requirements in a greater number of states.

Several lawsuits in the lending industry have brought under scrutiny the association between high-interest “payday loan” marketers and out-of-state banks. These lawsuits assert that payday loan marketers use out-of-state lenders in order to evade the consumer protection laws imposed by the states where they do business. Such litigation has sought to re-characterize the loan marketer as the lender for purposes of state consumer protection law and usury restrictions. Similar civil actions have been brought in the context of gift cards and retail purchase finance. Although we believe that our activities are generally distinguishable from the activities involved in these cases, a court or regulatory authority could disagree.

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

As Internet commerce continues to evolve, increasing regulation by federal and state governments becomes more likely. Our businesses could be negatively affected by the application of existing laws and regulations or the enactment of new laws applicable to marketplace lending. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to PFL’s users in the form of increased fees. In addition, federal and state governmental or regulatory agencies may decide to impose taxes on services provided over the Internet. These taxes could discourage the use of the Internet as a means of consumer lending, which would adversely affect the viability of our marketplace.

If one or both of PMI and PFL is required to register under the Investment Company Act, either of our ability to conduct business could be materially adversely affected.

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

If one or both of PMI and PFL is required to register under the Investment Advisers Act, either of our ability to conduct business could be materially adversely affected.

The Investment Advisers Act of 1940, or the “Investment Advisers Act,” contains substantive legal requirements that regulate the manner in which “investment advisers” are permitted to conduct their business activities. PFL believes that its business consists of providing a platform for marketplace lending for which investment adviser registration and regulation do not apply under applicable federal or state law, and does not believe that it is required to register as an investment adviser with either the SEC or any of the various states. The SEC or a state securities regulator could reach a different conclusion, however. Registration as an investment adviser could adversely affect PFL’s method of operation and revenues. For example, the Investment Advisers Act requires that an investment adviser act in a fiduciary capacity for its clients. Among other things, this fiduciary obligation requires that an investment adviser manage a client’s portfolio in the best interests of the client, have a reasonable basis for its recommendations, fully disclose to its client any material conflicts of interest that may affect its conduct and seek best execution for transactions undertaken on behalf of its client. It could be difficult for PFL to comply with these obligations without meaningful changes to its business operations, and there is no guarantee that it could do so successfully. If PFL were ever deemed to be in non-compliance with applicable investment adviser regulations, it could be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders or other adverse consequences. Similarly, any determination by regulators that PMI must register as an investment adviser could materially adversely affect PMI and impair its ability to continue to administer our marketplace on PFL’s behalf.

PMI’s previous administration of an automated bidding plan system and the administration of Quick Invest by PMI under its previous offering and by PFL under its current offering, could create additional liability for one or both of PMI and PFL and such liability could be material.

PMI’s former automated plan system allowed investors to create their own automated bidding plans. By creating such a plan, an investor could have bids placed automatically on his or her behalf on loan listings that met loan criteria selected by him or her. In creating an automated bidding plan, the investor could design those criteria himself or herself, use a group of model criteria selected by PMI, or customize one of those groups of model criteria as he or she saw fit. Each automated bidding plan consisted of a group of loan criteria, such as loan amount, minimum yield percentage, Prosper Rating, income and employment characteristics, and debt-to-income ratio. That group of criteria was divided into sub-groups, each of which were referred to as a “slice.” The specific Borrower Loans on which the investor bid through his or her automated bidding plan were determined by the criteria in each of his or her plan slices. If a loan listing was posted that satisfied all of the criteria in any one of his or her plan slices, a bid would automatically be placed on the listing on his or her behalf.

On July 6, 2011, PMI replaced the former automated plan system with a new loan search tool called Quick Invest. Under Quick Invest, investors are no longer able to create automated plans and instead must identify Notes that meet their investment criteria. An investor using Quick Invest is asked to indicate (i) the Prosper Rating or Ratings he or she wishes to use as search criteria, (ii) the total amount he or she wishes to invest, and (iii) the amount he or she wishes to invest per Note. Quick Invest then compiles a basket of Notes for his or her consideration that, to the extent possible, meet his or her search criteria.

Since the Notes purchased through Quick Invest are the same as Notes purchased manually, they present the same risks of non-payment as all Notes that may be purchased through our marketplace. For example, there is a risk that a Borrower Loan identified through an automated plan or Quick Invest may become delinquent or default, and the estimated return and estimated loss for that loan individually, or the estimated loss or return for the plan or the basket of Notes selected by Quick Invest as a whole, may not accurately reflect the actual return or loss on such loan. If this were to occur, an investor who purchases a Note from PFL through Quick Invest could pursue a claim against PFL in connection with its representations regarding the performance of the Borrower Loans bid upon through Quick Invest. An investor could pursue such a claim under various antifraud theories under federal and state securities law. In addition, the SEC or an investor may take the position that the plans created pursuant to PMI’s former automated bidding plan model involved the offer and sale of a separate security. Since PMI did not register the automated bidding plans as separate securities, such a claim, if successful, could give investors who invested in Notes through such plans a rescission right under state or federal law and possibly subject PMI to civil fines or criminal penalties under federal or state law. If such a theory were sustained, PMI could be liable for sales through automated bidding plans that took place prior to July 6, 2011. To date, no actions have been taken or threatened against Prosper on this theory. However, such actions could have a material adverse effect on Prosper’s business.

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

Our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, is located in San Francisco, California, where we lease approximately 75,000 square feet of office space under leases that will expire February 28, 2023. We also have entered into leases for approximately 170,000 square feet of office space located in Arizona, Utah, Delaware and Israel. We believe that our facilities are adequate to meet our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.Legal Proceedings

PFL is not currently subject to any material legal proceedings. PFL is not aware of any litigation matters which have had, or are expected to have, a material adverse effect on it.

On April 21, 2009, PMI and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between PMI and the states in which PMI, under its initial platform structure, offered promissory notes for sale directly to investor members prior to November 2008. The consent order involves payment by PMI of up to an aggregate of $1 million in penalties, which have been allocated among the states based on PMI’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of PMI’s promissory note sale activities prior to November 2008. Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order; however, no state is obliged to do so, and there is no deadline by which a state must make its decision. PMI is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against PMI, subject to any applicable statute of limitations. As of December 31, 2015, PMI has entered into consent orders with 34 states and has paid an aggregate of $0.5 million in penalties to those states.

On November 26, 2008, plaintiffs filed a class action lawsuit against PMI and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California (the “Superior Court”). The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that PMI offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. The lawsuit sought rescission damages against PMI and the other named defendants, as well as treble damages against PMI and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest. On July 19, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation pending before the Superior Court, entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Settlement”) setting forth an agreement to settle all claims related thereto. In connection with the Settlement, PMI agreed to pay the plaintiffs an aggregate amount of $10 million, payable in four lump sum payments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. On April 16, 2014, the Superior Court granted final approval of the Settlement.  Subject to satisfaction of the conditions set forth in the Settlement, the defendants will be released by the plaintiffs from all claims concerning or arising out of the offering of promissory notes on the platform from January 1, 2006 through October 14, 2008.  The reserve for the class action settlement liability is $5.9 million on PMI’s consolidated balance sheet as of December 31, 2015.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

PMI does not have publicly traded equity securities. At December 31, 2015, there were approximately 274 holders of record of PMI’s common stock. PMI has not paid cash dividends since inception, and does not anticipate paying cash dividends in the foreseeable future.

On May 1, 2014, PMI issued and sold 24,404,770 shares of Series C convertible preferred stock, par value $0.01 per share, for aggregate gross proceeds of $70 million pursuant to Section 4(a)(2) of the Securities Act. In connection with our private placement of Series C convertible preferred stock, we incurred transaction expenses of $0.1 million that were recorded as an offset to the gross proceeds.

In April 2015, PMI issued and sold 23,888,640 shares of new Series D (“New Series D”) convertible preferred stock in a private placement at a purchase price of $6.91 per share for proceeds of approximately $164.8 million, net of issuance costs. The New Series D convertible preferred stock was sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering. The purpose of the New Series D private placement was to raise funds for general corporate needs and for share repurchases.

On June 18, 2014, PMI issued a Tender Offer Statement to purchase up to 6,963,785 shares, in the aggregate, of its Series A Preferred Stock and Series B Preferred Stock, at a price equal to $2.87 per share. Upon closure of the tender offer on July 16, 2014, 782,540 shares of Series A Preferred Stock and 5,667,790 share of Series B Preferred Stock were purchased for a total price of $18.5 million.

During 2015, PMI repurchased 4,225,490 shares of common stock at a price equal to $6.91 per share for an aggregate purchase price of $29.2 million.

During the year ended December 31, 2014, PMI issued 584,615 shares of common stock upon the exercise of warrants for an aggregate exercise price per share of $0.39. During the year ended December 31, 2015, PMI issued 207,065 shares of common stock upon the exercise of warrants for an aggregate exercise price per share of $0.61. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.

The above share and per share amounts reflect a 5-for-1 forward stock split that PMI effected on February 16, 2016.

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

We believe our online marketplace model has key advantages relative to traditional bank lending, including (i) an innovative marketplace model that efficiently connects qualified supply and demand of capital, (ii) online operations that substantially reduce the need for physical infrastructure and improve convenience, and (iii) data and technology driven automation that increases efficiency, and improves the borrower and investor experience. We do not operate physical branches or incur expenses related to that infrastructure; instead, we use data and technology to drive automation and efficiency in our operation. As part of operating our marketplace, we verify the identity of borrowers and assess borrowers’ credit risk profile using a combination of public and proprietary data.  Our proprietary technology automates several loan origination and servicing functions, including the borrower application process, data gathering, credit scoring, loan funding, investing and servicing, regulatory compliance and fraud detection.

During the year ended December 31, 2015, our marketplace facilitated $3.7 billion in Borrower Loan originations, of which $3.5 billion were funded through our Whole Loan Channel, representing 95% of the total Borrower Loans originated through our marketplace during this period. From inception through December 31, 2015, our marketplace facilitated $6.1 billion in Borrower Loan originations, of which $5.1 billion were funded through our Whole Loan Channel, representing 84% of the total Borrower Loans originated through our marketplace during this period.

As a credit marketplace, we believe our customers are more highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. These external economic conditions and resulting trends or uncertainties could adversely impact our customers’ ability or desire to participate on our marketplace as borrowers or investors, and consequently could negatively affect our business and results of operations.

Results of Operations

Overview

The following table summarizes our net loss for the years ended December 31, 2015 and December 31, 2014 (in thousands):

	Year Ended
	December 31,
	2015	2014	$ Change	% Change
Total Revenue	$204,275	$81,317	122,958	151%
Total Expenses	229,903	83,986	145,917	174%
Net Loss Before Taxes	(25,628)	(2,669)	(22,959)	860%
Income Tax Expense	340	-	340	100%
Net Loss	$(25,968)	$(2,669)	(23,299)	873%

Total revenues for the year ended December 31, 2015 increased approximately $123 million, a 151% increase from the year ended December 31, 2014, primarily due to increased loan volume which increased 133%. Total expenses for the year ended December 31, 2015 increased $146 million, a 174% increase from the year ended December 31, 2014, primarily due to higher variable marketing and business development which increased from the year ended December 31, 2014 by approximately $32 million and $25 million, respectively. Other expense increases included higher compensation costs as we added more staff to support our business growth, additional facilities-related expenses we incurred in connection with our move into our new headquarters and expansion into Phoenix and Utah, and higher marketing and origination expenses to support our higher origination volume. Additionally, we incurred $6.2 million in additional compensation costs as a result of purchasing common stock from certain employees at a price above the fair market value of such common stock. Net loss for the year ended December 31, 2015 increased $23.3 million, an 873% increase from the year ended December 31, 2015, primarily due to increased expenses.

Origination Volume

From inception through December 31, 2015, a total of 500,389 Borrower Loans, totaling $6.1 billion, were originated through our marketplace.

During the fourth quarter ended December 31, 2015, 86,767 Borrower Loans totaling $1.1 billion were originated through the marketplace, compared to 40,652 Borrower Loans totaling $540 million during the fourth quarter of 2014. This represented a “unit” or loan, increase of 113% and a dollar increase of 112%. During 2015, 275,789 Borrower Loans totaling $3.7 billion were originated through our marketplace as compared to 123,208 Borrower Loans totaling $1.6 billion originated during 2014, which represented a unit increase of 124% and a dollar increase of 133%.

The graph below shows quarterly dollar originations through our marketplace dating back to the first quarter of 2014:

Results of Operations

Revenues

The following table summarizes our revenue for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended
	December 31,
	2015	2014	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$161,708	$68,229	93,479	137%
Servicing Fees, Net	17,238	4,552	12,686	279%
Gain on Sale of Borrower Loans	14,151	3,227	10,924	339%
Other Revenues	7,687	1,828	5,859	321%
Total Operating Revenues	200,784	77,836	122,948	158%
Interest Income
Interest Income on Borrower Loans	41,606	42,087	(481)	-1%
Interest Expense on Notes	(38,174)	(38,734)	560	-1%
Net Interest Income	3,432	3,353	79	2%
Change in Fair Value of Borrower Loans, Loans Held for Investment and Notes, Net	59	128	(69)	(54)%
Total Revenues	204,275	81,317	122,958	151%

Transaction Fees

Prosper earns a transaction fee upon the successful origination of all Borrower Loans facilitated through Prosper’s marketplace.  Prosper receives payments from WebBank as compensation for the activities Prosper performs on behalf of WebBank. Prosper’s fee is determined by the term and credit grade of the Borrower Loans that Prosper facilitates on its marketplace and WebBank originates.  We record the transaction fee revenue net of any fees paid by us to WebBank.

Transaction fees increased by 137% primarily due to higher origination volume through our marketplace during 2015. The average transaction fee (gross of fees paid to WebBank) was 4.54% for the year ended December 31, 2015 which increased slightly from 4.43% for the year ended December 31, 2014.

Servicing Fees

We earn a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates us for the costs we incur in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. The servicing fee is generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The increase in servicing fees was due to the increase in Borrower Loans being serviced as a result of the increase in sales of Borrower Loans through the Whole Loan Channel.

Gain on Sale of Borrower Loans

Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The increase was due to an increase in volume of such sales.

Other Revenues

Other revenues consists primarily of credit referral fees, where partner companies pay us an agreed upon amount for referrals of customers from our website. The increase in other revenues was due to the addition of new credit referral partners, as well as increased traffic to existing partners.

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

Overall, net interest income did not change significantly as the underlying Borrower Loans and Notes balances did not increase significantly and the average interest rate on the Borrower Loans and Notes held on Prosper’s Balance Sheet decreased due to a change in the composition of these Borrower Loans and Notes.

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

The following table summarizes the fair value adjustments for the years ended December 31, 2015 and 2014, respectively (in thousands):

	Year ended December 31,
	2015	2014
Borrower Loans	$(21,594)	$(15,868)
Loans Held for Sale	(121)	73
Notes	21,774	16,391
Total	$59	$596

Expenses

The following table summarizes our expenses for the years ended December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
	2015	2014	$ Change	% Change
Expenses
Origination and Servicing	$31,139	$14,098	17,041	121%
Sales and Marketing	112,284	41,971	70,313	168%
General and Administrative - Research and Development	18,014	5,981	12,033	201%
General and Administrative - Other	68,466	21,935	46,531	212%
Total Expenses	$229,903	$83,985	145,918	174%

As of December 31, 2015, we had 619 full-time employees compared to 229 full-time employees as of December 31, 2014. The following table reflects full-time employees as of December 31, 2015 and 2014 by department.

	December 31,
	2015	2014
Origination and Servicing	221	99
Sales and Marketing	115	15
General and Administrative - Research and Development	133	65
General and Administrative - Other	150	50
Total Headcount	619	229

Origination and Servicing

Origination and servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The increase was primarily due to an increase in personnel related expenses as we expanded our verification and customer support teams to support the increased loan application and processing volume and an increase in consumer reporting agency and loan processing costs which was also driven by higher loan volumes.

Sales and Marketing

Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing including the compensation costs such as wages, benefits and stock based compensation for the employees to support these activities. For the year ended December 31, 2015, this increase was largely due to increased costs related to generating the continuing growth in originations through our marketplace including a $22 million or 156% increase in affiliate marketing costs as we increased the number and volume of partners, a $29 million or 145% increase in direct mailing costs as we increased the volume of our direct mail campaigns, a $4.3 million or 438% increase in online marketing costs as we significantly expanded our efforts in this area and a $9.7 million or 435% increase in compensation costs due to the hiring of one hundred additional employees in this department.

General and Administrative – Research and Development

Research and development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees and related vendor costs. The increase was primarily due to an increase in personnel-related expenses as we expanded our engineering and product development teams to support our continued investment in our marketplace.

General and Administrative – Other

General and administrative other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The increase was primarily due to an increase in personnel-related expenses as we increased our headcount to support our growth and increased facilities expenses as we obtained additional space to support our increase in headcount.

Liquidity and Capital Resources (in thousands):

	For the Year Ended
	December 31,
	2015	2014
Net Loss	$(25,968)	$(2,669)

Net cash provided by (used in) operating activities	5,444	(4,651)
Net cash used in investing activities	(174,213)	(71,606)
Net cash provided by financing activities	184,507	108,475

Net Increase (decrease) in cash and cash equivalents	15,738	32,218
Cash and cash equivalents at the beginning of the period	50,557	18,339
Cash and cash equivalents at the end of the period	$66,295	$50,557

Net cash and cash equivalents increased for the year ended December 31, 2015 primarily due to the $165 million raised through the issuance of New Series D convertible preferred shares, which was offset by the $19 million paid net of cash acquired to purchase American HealthCare Lending, $19 million paid net of cash acquired to purchase BillGuard, $77.5 million in purchases of available for sale securities and $29.2 million paid to repurchase common stock from certain employees. We used the $165 million raised for general corporate needs and for the common stock repurchase described previously. Net cash provided by operating activities primarily represents an increase in funds payable to marketplace investors, offset by the net loss for the period and increases in restricted cash due to additional dedicated funding from investors. Net cash used in investing primarily represents the acquisition of American HealthCare Lending, the acquisition of BillGuard, purchases of available for sale securities and acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.  We believe that cash flows from our financing and operating activities, will be sufficient to meet our working capital and other cash needs for the next 12 months.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets.  Based on the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in prior years, we have provided a full valuation allowance against our net deferred tax assets.

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. We are required to make subjective assumptions and judgments regarding our income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. We are required to make subjective assumptions and judgments regarding our income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

Off-Balance Sheet Arrangements

As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary.  Other than these special purpose entities we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Critical Accounting Policies

The accounting policies discussed below reflect our most significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results including: (i) fair value measurement of Borrower Loans and Notes; (ii) stock-based compensation expense; (iii) loan servicing assets and liabilities; (iv) consolidation of variable interest entities;  (v) valuation of goodwill and intangible assets and (vi) impairment of goodwill and intangible assets. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. For a full description of all accounting policies adopted by us, please see Note 2 to our consolidated financial statements.

Borrower Loans and Notes

Through the Note Channel, we issue Notes and purchase Borrower Loans from WebBank, and hold the Borrower Loans until maturity. The obligation to repay a series of Notes issued through the Note Channel is conditioned upon the repayment of the associated Borrower Loan. We have elected fair value accounting for Borrower Loans funded through the Note Channel and the related Notes. The fair value election for these Borrower Loans and Notes allows for the use of the same measurement approach for both Borrower Loans and the related Notes, consistent with the borrower payment dependent design such Notes. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows both the Borrower Loans funded through the Note Channel and the related Notes to be valued using the same methodology. A specific allowance account is not recorded relating to the Borrower Loans in which we have elected the fair value option, but rather we estimate the fair value of such Borrower Loans and Notes using discounted cash flow methodologies adjusted for the expected payment, loss and recovery rates.

We estimate the fair values of Borrower Loans funded through the Note Channel and the related Notes using a discounted cash flow valuation methodology. The valuation methodology considers projected prepayments and uses the historical defaults, losses and recoveries on Borrower Loans to project future losses and net cash flows on such Borrower Loans.

We include in earnings the estimated unrealized fair value gains or losses during the period of Borrower Loans, and the offsetting estimated fair value gains or losses on the related Notes in the period in which such changes in fair value occurs.

Stock-Based Compensation

Stock-based compensation includes expense associated with stock option grants and restricted stock units (“RSUs”). Stock-based compensation for stock options is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. As a result, we estimate the amount of stock-based compensation we expect to be forfeited based on our historical experience. If actual forfeitures differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Loan Servicing Asset and Liability

We record loan servicing assets and liabilities at their estimated fair values when we sell Borrower Loans to unrelated third-party buyers. The gain or loss on a loan sale is recorded in “Gain on Sale of Borrower Loans” on the consolidated statement of operations while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market loan servicing fee is recorded in servicing assets or liabilities. Servicing assets and liabilities are recorded in “Servicing Assets” and “Other Liabilities,” respectively, on the consolidated balance sheet.

On January 1, 2015, we elected to adopt the fair value method to measure the servicing assets and liabilities for all classes of servicing assets and liabilities subsequent to initial recognition.   Prior to January 1, 2015, we measured the servicing assets and liabilities using the amortized cost method.

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

As a result of the nature of the retained servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans.   For all of these entities we either do not have the power to direct the activities that most significantly affect the VIE’s economic performance or we do not have a potentially significant economic interest in the VIE.   In no case are we the primary beneficiary and as a result none of these entities are consolidated on our consolidated financial statements.

Management regularly reviews and reconsiders its previous conclusions regarding the status of an entity as a VIE and whether we are required to consolidate such VIE in the consolidated financial statements.

Valuation of Goodwill and Intangible Assets

When we acquire businesses, we allocate the purchase price to the tangible assets, liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies, market participant data, and historical experience. These estimates can include, but are not limited to:

•	the time and expenses that would be necessary to recreate the asset;

•	the profit margin a market participant would receive;

•	cash flows that an asset is expected to generate in the future; and

•	discount rates.

These estimates are inherently uncertain and unpredictable. A change in these estimates could impact our allocation of purchase price to the acquired assets and assumed liabilities. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill based on updated estimate information or facts and circumstances existing as of the acquisition date. Following the earlier of (1) receipt of all necessary information to determine the fair value of assets acquired and liabilities assumed, or (2) the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Impairment of Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows.

Intangible assets consist of identifiable intangible assets, primarily developed technology and customer lists, resulting from our acquisitions. Acquired intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line or accelerated basis over their estimated useful lives. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

Results of Operations

Overview

The following table summarizes Prosper Funding’s net income for the years ended December 31, 2015 and December 31, 2014 (in thousands):

	Year Ended
	December 31,
	2015	2014	$ Change	% Change
Total Net Revenue	$93,053	$40,265	52,788	131%
Total Expenses	67,718	26,981	40,737	151%
Net Income	$25,335	$13,284	12,051	91%

Total revenues for the year ended December 31, 2015 increased $53 million, a 131% increase from the year ended December 31, 2014, primarily due to increased loan listings which increased the administrative fee revenue –related party. Total expenses for the year ended December 31, 2015 increased $41 million, a 151% increase from the year ended December 31, 2014, primarily due to higher administrative expenses and depreciation charges. Net income for the year ended December 31, 2015 increased $12 million, a 91% increase from the year ended December 31, 2014, primarily due to increased loan listings.

Revenues

The following table summarizes Prosper Funding’s revenue for the years ended December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
	2015	2014	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$57,919	$28,519	29,400	103%
Servicing Fees, Net	16,218	4,168	12,050	289%
Gain on Sale of Borrower Loans	14,151	3,733	10,418	279%
Other Revenues	1,500	-	1,500	N/A
Total Operating Revenues	89,788	36,420	53,368	147%
Interest Income on Borrower Loans	$41,380	$42,370	(990)	-2%
Interest Expense on Notes	$(38,174)	$(38,734)	560	-1%
Net Interest Income	3,206	3,636	(430)	-12%
Change in Fair Value on Borrower Loans, Loans Held for Investment and Notes, Net	59	209	(150)	(72)%
Total Revenues	$93,053	$40,265	52,788	131%

Administration Fee Revenue - Related Party

Prosper Funding primarily generates revenues through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The increases in the administration fee revenue were the result of higher listing volume during 2015.

Servicing Fee Revenue

Prosper Funding earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates Prosper Funding for the costs it incurs in servicing these Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. The servicing fee is generally set at 1% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The increase in servicing fees was due to the increase in Borrower Loans being serviced as a result of the increase in loan originations.

Gain on Sale of Borrower Loans

Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The increase was due to an increase in volume of such sales.

Other Revenues

Other revenues consists primarily of fees earned from assisting whole loan purchasers with securitizations of their holdings.  The increase was due to 2015 being the first time that such securitizations occurred.

Interest Income on Borrower Loans and Interest Expense on Notes

Prosper Funding recognizes interest income on Borrower Loans funded through the Note Channel using the accrual method based on the stated interest rate to the extent Prosper Funding believes it to be collectable. Prosper Funding records interest expense on the corresponding Notes based on the contractual interest rates to the extent Prosper Funding believes they will be collectable.   The interest rate charged on the Borrower Loans is generally 1% higher than the interest rate on the corresponding Note to compensate Prosper Funding for servicing the Borrower Loans.

Overall, net interest income did not change significantly as the underlying Borrower Loans and Notes balances did not increase significantly and the average interest rate on the Borrower Loans and Notes held on Prosper’s Balance Sheet decreased due to a change in the composition of these Borrower Loans and Notes.

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

The following table summarizes the fair value adjustments for the years ended December 31, 2015 and 2014, respectively (in thousands):

	Year ended December 31,
	2015	2014
Borrower Loans	$(21,594)	$(15,868)
Notes	21,774	16,391
Loans Held for Sale	(121)	73
Total	$59	$596

Expenses

The following table summarizes Prosper Funding’s expenses for the years ended December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
	2015	2014	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	62,786	24,966	37,820	151%
Servicing	$3,705	$1,509	2,196	146%
General and Administrative	1,227	506	721	142%
Total Expenses	67,718	26,981	40,737	151%

Servicing

Servicing costs consist primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The increase was primarily due to an increase loan processing costs which was driven by higher loan volumes.

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

Liquidity and Capital Resources (in thousands):

	December 31,
	2015	2014
Net Income	$25,335	$13,284
Net cash provided in operating activities	34,174	2,216
Net cash used in investing activities	(52,815)	(55,184)
Net cash provided by financing activities	9,890	70,956
Net increase (decrease) in cash and cash equivalents	(8,751)	17,988
Cash and cash equivalents at the beginning of the period	23,777	5,789
Cash and cash equivalents at the end of the period	$15,026	$23,777

Net cash and cash equivalents decreased for the year ended December 31, 2015. Operating cash flows were positive primarily due to the cash generated from the Loans Held for Sale at fair value and the positive net income for the period of $25 million. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes and distributions to the parent.

Income Taxes

Prosper Funding incurred no income tax provision for the years ended December 31, 2015 and 2014. Prosper Funding is a US disregarded entity and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.

Off-Balance Sheet Arrangements

As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans.  None of these special purpose entities are consolidated as Prosper Funding is not the primary beneficiary.

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

On October 23, 2014, Burr Pilger Mayer Inc. (“BPM”), the independent registered public accounting firm of Prosper and Prosper Funding was dismissed by each of Prosper and Prosper Funding. Prosper and Prosper Funding engaged Deloitte & Touche L.L.P. (“Deloitte”) as each entity’s independent registered public accounting firm for the third quarter ended September 30, 2014 and fiscal year ended December 31, 2014. Prosper and Prosper Funding’s decision to dismiss BPM and to engage Deloitte was approved by the Audit Committee of PMI on October 23, 2014 and by the Board of Directors of PFL on October 23, 2014. Such change was reported by Prosper and Prosper Funding in a Current Report on Form 8-K dated October 23, 2014, which was filed with the SEC on October 28, 2014 and amended on November 4, 2014.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, each Registrant’s management, under the supervision and with the participation of such Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of such Registrant’s disclosure controls and procedures as defined in Rules

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2015. Based upon this evaluation, the PEO and the PFO of each Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to each Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

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

The Registrants’ management has assessed the effectiveness of the Registrants’ internal control over financial reporting as of December 31, 2015. In making this assessment the Registrants used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Each Registrant’s assessment included documenting and evaluating the effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as each Registrant’s principal executive officer and principal financial officer has concluded that such Registrant’s internal controls were effective as of December 31, 2015.

Remediation of Previously-Reported Material Weaknesses

Management of the Registrants concluded that the Registrants’ internal control over financial reporting was not effective as of December 31, 2014.  For the year ended December 31, 2014, it was concluded that the following material weaknesses existed in the Registrants’ internal control over financial reporting:

•

The Registrants had insufficient appropriate accounting department resources to develop and operate effective internal controls over financial reporting and an insufficient number of personnel appropriately qualified to perform control monitoring activities. The lack of appropriate resources led to control deficiencies in the Registrants’ financial reporting process and contributed significantly to the errors identified that led to the corrections of prior financial information referred to in note 16 and note 9 in the Consolidated Financial Statements of Prosper Marketplace, Inc. and Prosper Funding LLC, respectively.

•

Because of an inefficient data system with certain limitations, the reconciliation of data related to cash, Borrower Loans, and Notes to the general ledger required substantial effort from personnel in the Registrants’ financial reporting and business operations groups.  As a result, these reconciliations were not completed in a timely manner.

During 2015, the Registrants committed to remediating these material weaknesses and as such, implemented changes to their internal control over financial reporting.  The Registrants implemented additional procedures to address the underlying causes of the material weaknesses, continued to implement changes and improvements in their internal control over financial reporting with the intent to remediate the control deficiencies that caused the material weaknesses.

During the year ending December 31, 2015, the changes and improvements in the Registrants’ internal control over financial reporting included the following:

•

Hired additional IT and finance personnel with technical accounting expertise to address management-identified gaps in skills base and expertise of staff necessary to meet financial reporting requirements.

•	Formalized accounting policies and internal controls documentation and strengthened supervisory reviews by management.
•

Conducted a review of the Registrants’ organization structures, reporting relationships and adequacy of staffing levels and made specific staffing changes as a result of this review, which included significantly expanding the number of employees responsible for financial reporting and the development of a business intelligence department, which improved the source data and reports that the Registrants use for financial reporting.

•	Performed a comprehensive assessment of the Registrants’ financial reporting risks. Controls were then identified that adequately address these risks and where necessary new controls were implemented.
•

Implemented enhanced accounting and reconciliation processes and control procedures, including enhancements to the Registrants’ data system to allow for daily reconciliations of data, earlier identification of reconciling items, improved aggregation and greater automation.

Based on the measures taken and implemented, management of the Registrants have assessed the newly implemented control activities and found them to be effective and has concluded that each of the material weaknesses described above has been remediated as of December 31, 2015.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation of the material weaknesses identified in the prior year as described above, there has been no change to the Registrants’ internal control over financial reporting during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

The Dodd-Frank Wall Street Reform and Consumer Protection Act exempts any company that is not a “large accelerated filer” or an “accelerated filer” (as defined by SEC rules) from the requirement that such company obtain an external audit of the effectiveness of its internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. As a result, the Registrants are exempt from the requirement that they include in their Annual Report on Form 10-K an attestation report on internal control over financial reporting by an independent registered public accounting firm; however, management’s annual report on internal control over financial reporting, pursuant to Section 404(a) of the Sarbanes-Oxley Act, is still required with respect to the Registrants.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this December 31, 2015 Form 10-K, the Registrants’ management, under the supervision and with the participation of each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of each Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2015. Each Registrant’s PEO and PFO have concluded that, as of December 31, 2015, each Registrant’s disclosure controls and procedures were effective.

Item 9B.Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Prosper Marketplace, Inc.

Executive Officers, Directors and Key Employees

The following table sets forth information about PMI’s executive officers and directors as of the date of this Annual Report:

Name	Age	Position(s)
Stephan P. Vermut	69	Executive Chairman and Director
Aaron Vermut	43	Chief Executive Officer and Director
Ronald Suber	51	President
Joshua M. Tonderys	39	Chief Operating Officer
John Hiestand	48	Vice President Finance
Sachin D. Adarkar	49	General Counsel and Secretary
Christopher M. Bishko	46	Director
Rajeev V. Date	44	Director
Patrick W. Grady	33	Director
David R. Golob	48	Director
Nigel W. Morris	57	Director

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

John Hiestand has served as PMI’s Vice President of Finance since May 2015. In July 2015, Mr. Hiestand was appointed Treasurer of PFL and designated as the principal financial and accounting officer of both PFL and PMI. Prior to joining PMI, Mr. Hiestand served as Director, Chief Operating Officer at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC) from August 2012 until April 2015. Mr. Hiestand was a Senior Partner of Merlin Securities, LLC and served as its Chief Financial Officer from 2008 until it was acquired by Wells Fargo Securities in August 2012. Prior to that, Mr. Hiestand held various financial positions including management positions at KPMG, Ciena and Merriman Capital. Mr. Hiestand received a B.A. in Accounting from Cal Poly San Luis Obispo and is a Certified Public Accountant and Chartered Financial Analyst.

Christopher M. Bishko has served as one of PMI’s directors since May 2013.  Mr. Bishko is a Partner at Omidyar Technology Ventures, which he joined in June 2015, and before that, he was an Investment Partner at Omidyar Network Services LLC, which he joined in September 2008.  Prior to joining Omidyar, Mr. Bishko worked in investment banking at JPMorgan Securities, Inc. from October 1992 to July 2008. Mr. Bishko holds a B.S. in Biomedical Engineering from Duke University. PMI believes that Mr. Bishko’s experience as a venture capital investor in financial technology and Internet companies and his background in investment banking give him the qualifications and skills to serve as a director.

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

Board Composition and Election of Directors

PMI’s board of directors currently consists of seven members, all of whom were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of PMI’s stockholders. In selecting the composition of its board of directors, PMI seeks to ensure that its board of directors collectively has a balance of expertise in the following areas: internet based business, consumer financial products and experience directing public and start-up companies. Based on these criteria, PMI believes that its board of directors has been effective in identifying diverse directors. The board of directors’ composition provisions of PMI’s voting rights agreement are still in effect.  For more information regarding the terms of the voting rights agreement, see “Item 13. – Certain Relationships and Related Transactions, and Director Independence.” Holders of the Notes offered through our marketplace, and the accompanying PMI Management Rights, will have no ability to elect or influence PMI’s directors or approve significant corporate transactions, such as a merger or other sale of PMI or its assets.

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

Code of Ethics

PMI currently does not have a formal, written code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Board of Directors is committed to a high standard of corporate governance practices and, through its oversight role, believes that it has encouraged and promoted a requisite culture of ethical business conduct among PMI’s officers and employees.

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

Compensation Committee

PMI’s board of directors approved the formation of a Compensation Committee in August 2011. As of December 31, 2015, the members of the Compensation Committee were Patrick W. Grady (Chair) and Christopher M. Bishko.  The Compensation Committee oversees PMI’s executive officer compensation arrangements, plans, policies and programs maintained by PMI and administers PMI’s equity-based compensation plan for employees generally (including issuance of stock options, RSUs and other equity-based awards granted other than pursuant to a plan).  The Compensation Committee meets at such times as determined appropriate by the Chair of the Compensation Committee.

Audit Committee

PMI’s board of directors approved the formation of an Audit Committee in January 2010. As of December 31, 2015, the members of the Audit Committee were Rajeev V. Date (Chair) and Patrick W. Grady.  The Audit Committee oversees financial risk exposures, including monitoring the integrity of PMI’s consolidated financial statements, internal controls over financial reporting and the independence of PMI’s Independent Registered Public Accounting Firm.  The Audit Committee receives internal control related assessments and reviews and discusses PMI’s annual and quarterly consolidated financial statements with management.  In fulfilling its oversight responsibilities with respect to compliance matters, the Audit Committee meets at least quarterly with management, PMI’s Independent Registered Public Accounting firm and PMI’s internal legal counsel to discuss risks related to PMI’s financial reporting function.

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

Under the indemnification agreements, PMI is not obligated to provide indemnification on account of any proceeding unless such person acted in good faith and in a manner reasonably believed to be in the best interests of PMI, and with respect to criminal proceedings, such person had no reasonable cause to believe his conduct was unlawful. The termination of a proceeding by judgment, settlement, or conviction or upon a plea of nolo contendere or its equivalent does not, by itself, create the presumption that such person did not satisfy the above standards. In addition, under the indemnification agreements, PMI is not obligated to provide indemnification for: (i) any proceedings or claims initiated or brought voluntarily by such person and not by way of defense, unless such indemnification is authorized by PMI, other than a proceeding to establish such person’s right to indemnification; (ii) any expenses incurred by such person with respect to any proceeding instituted by such person to enforce and interpret the terms of his indemnification agreement, unless such person is successful in such action; (iii) which payment has actually been made to or on behalf of such person under any statute, insurance policy, indemnity provision, vote or otherwise, except with respect to any excess beyond the amount paid; (iv) an accounting or disgorgement of profits pursuant to Section 16(b) of the Exchange Act, as amended, or similar provisions of federal, state or local statutory law or common law, if such person is held liable therefor (including pursuant to any settlement arrangements); and (v) any reimbursement of PMI by such person of any bonus or other incentive-based or equity-based compensation or of any profits realized by such person from the sale of securities of PMI, as required in each case under the Exchange Act, as amended (including any such reimbursements that arise from an accounting restatement of PMI pursuant to Section 304 of the Sarbanes-Oxley Act, or the payment to PMI of profits arising from the purchase and sale by such person of securities in violation of Section 306 of the Sarbanes-Oxley Act), if such person is held liable therefor (including pursuant to any settlement arrangements).

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

Prosper Marketplace, Inc.

Executive Officer Compensation

Summary Compensation Table

The following table provides information regarding the compensation earned during the year ended December 31, 2015 and December 31, 2014 by each of PMI’s named executive officers (in thousands):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Totals ($)
Aaron Vermut (3)	2015	360	200	3,654	14	4,228
Chief Executive Officer	2014	300	140	191	—	631
Stephan P. Vermut (4)	2015	300	150	3,654	14	4,118
Executive Chairman	2014	300	128	221	—	649
Joshua Tonderys (5)	2015	300	200	4,458	14	4,972
Chief Operating Officer	2014	300	135	52		487
Parker Barrile (6)	2015	75	85	7,280	5	7,445
Chief Product Officer	2014	—	—	—	—	—
(1)

Calculated in accordance with the Financial Accounting Board’s Topic ASC 718, Compensation –Stock Compensation (“ASC 718”) using a Black-Scholes model to purchase shares of PMI’s common stock.  The key assumptions used in PMI’s ASC 718 calculation are discussed in Note 2 of PMI’s consolidated financial statements, which are incorporated by reference into this Annual Report.

(2)	“All Other Compensation” consists of compensation received from employer matching contributions to PMI’s 401(k) plan and life insurance premiums paid by PMI for each named executive officer.
(3)

Mr. Aaron Vermut joined PMI in April 2013 as its President and was promoted to Chief Executive Officer in March 2014. Mr. Aaron Vermut received awards of 2,940,660 stock options in the year ended December 31, 2014 with an exercise price of $0.11 per share and 1,170,000 stock options in the year ended December 31, 2015 with an exercise price of $3.62 per share, which are subject to the terms and conditions of the 2005 Plan, as set forth below.

(4)

Mr. Stephan P. Vermut joined PMI in January 2013 as its Chief Executive Officer and, in connection with Mr. Aaron Vermut’s appointment as Chief Executive Officer, was appointed PMI’s Executive Chairman in March 2014. Mr. Stephan P. Vermut received awards of 2,940,660 stock options in the year ended December 31, 2014 with an exercise price of $0.11 per share and 1,170,000 stock options in the year ended December 31, 2015 with an exercise price of $3.62 per share, which are subject to the terms and conditions of the 2005 Plan, as set forth below.

(5)

Mr. Joshua Tonderys joined PMI in September 2012 as its Chief Risk Officer and was promoted to Chief Operating Officer in January 2015. Mr. Tonderys received awards of 802,500 stock options in the year ended December 31, 2014 with an exercise price of $0.11 per share and 1,460,070 stock options in the year ended December 31, 2015 with an exercise price of $3.62, which are subject to the terms and conditions of the 2005 Plan, as set forth below.

(6)

Mr. Parker Barrile joined PMI in August 2015 as its Chief Product Officer. Mr. Barrile received awards of 1,596,160 stock options in the year ended December 31, 2015 with an exercise price of $5.52 per share and 532,055 RSUs, which are subject to the terms and conditions of 2015 Plan, as set forth below.

Narrative Discussion of the Summary Compensation Table

At December 31, 2015, Mr. Aaron Vermut’s base salary was $360 thousand per year and he is eligible to receive an annual performance bonus. The amount of Mr. Aaron Vermut’s bonus, if any, shall be determined by PMI’s Compensation Committee in its sole discretion. Mr. Aaron Vermut is also entitled to receive all customary and usual fringe benefits available to PMI’s employees.

At December 31, 2015, Mr. Stephan P. Vermut’s base salary was $300 thousand per year and he is eligible to receive an annual performance bonus. The amount of Mr. Stephan P. Vermut’s bonus, if any, shall be determined by PMI’s Compensation Committee in its sole discretion. Mr. Stephan P. Vermut is also entitled to receive all customary and usual fringe benefits available to PMI’s employees.

At December 31, 2015, Mr. Tonderys’ base salary was $300 thousand per year and he is eligible to receive an annual performance bonus. The amount of Mr. Tonderys’ bonus, if any, shall be determined by PMI’s Compensation Committee in its sole discretion. Mr. Tonderys is also entitled to receive all customary and usual fringe benefits available to PMI’s employees.

At December 31, 2015, Mr. Barrile’s base salary was $300 thousand per year and he is eligible to receive an annual performance bonus. The amount of Mr. Barrile’s bonus, if any, shall be determined by PMI’s Compensation Committee in its sole discretion. Mr. Barrile is also entitled to receive all customary and usual fringe benefits available to PMI’s employees.

PMI has no formal incentive compensation programs in place for its officers. PMI’s Compensation Committee is responsible for evaluating and approving compensation for PMI’s executive officers, including the “named executive officers” identified in the Summary Compensation Table above. The compensation PMI pays to its named executive officers generally consists of three components: base salary, a discretionary bonus and equity awards. Base salary is a fixed amount, and is not tied to any metric relating to the performance of PMI’s business as a whole. Discretionary bonuses are likewise not tied to any specific metrics regarding PMI’s performance, and are determined by PMI’s Compensation Committee in its sole discretion. PMI’s equity awards are generally structured so that they vest over multiple years, which align the interests of the grantees with the long-term interests of PMI’s stockholders. PMI believes that its compensation policies do not create or promote inappropriate or excessive risk taking.

The named executive officers identified above have been granted equity awards upon employment with PMI and for merit increases as further discussed below under “Outstanding Equity Awards.”  The options granted to Mr. Aaron Vermut, Mr. Stephan P. Vermut and Mr. Tonderys in the year ended December 31, 2014 vested in full upon the achievement of certain performance objectives. The options granted to Mr. Aaron Vermut and Mr. Stephan P. Vermut in the year ended December 31, 2015 vest over four years, with 1/2 vesting on the second anniversary of the vesting commencement date and 1/48 vesting each month thereafter for the following two years, except that, upon a change in control, any unvested options will vest immediately upon their termination of employment without cause within the twelve month period following the change in control.

In the year ended December 31, 2015, Mr. Tonderys was granted (i) 910,070 options that vest over four years, with 1/4 vesting on the first anniversary of the vesting commencement date and 1/48 vesting each month thereafter for the following three years, except that, upon a change in control, any unvested options will vest immediately upon Mr. Tonderys’ termination of employment without cause within the twelve month period following the change in control, and (ii) 550,000 options that vest over four years, with 1/2 vesting on the second anniversary of the vesting commencement date and 1/48 vesting each month thereafter for the following two years, except that, upon a change in control, any unvested options will vest immediately upon Mr. Tonderys’ termination of employment without cause within the twelve month period following the change in control.

The options granted to Mr. Barrile vest over four years, with 1/4 vesting on the first anniversary of the vesting commencement date and 1/48 vesting each month thereafter for the following three years, except that, upon a change in control, any unvested options will vest immediately upon Mr. Barrile’s termination of employment without cause within the twelve month period following the change in control. The RSUs granted to Mr. Barrile will initially vest, if at all, when PMI files for an initial public offering and the lock-up period expires or there is a change in control, whichever occurs first (each, a “Triggering Event”). The number of RSUs that vest upon a Triggering Event will be equal to the number of RSUs that would have vested had the RSUs been subject to only the following vesting condition: vesting over four years, with 1/4 vesting on the first anniversary of the vesting commencement date and 1/48 vesting each month thereafter for the following three years, except that, upon a change in control, any unvested RSUs will vest immediately upon Mr. Barrile’s termination of employment without cause within the twelve month period following the change in control (the “Time-Based Vesting Schedule”). Thereafter, the RSUs shall vest pursuant to the Time-Based Vesting Schedule until the RSUs are fully vested.

PMI has granted equity awards primarily through its 2005 Plan and 2015 Plan (each, as defined below), which were adopted by PMI’s board of directors and stockholders to permit the grant of equity awards to PMI’s officers, directors, employees and consultants.  All stock options granted to PMI’s named executive officers are incentive stock options, to the extent permissible under the Internal Revenue Code, as amended. All equity awards to PMI’s employees and directors were granted at no less than the fair market value of PMI’s common stock on the date of each award. In the absence of a public trading market for PMI’s common stock, PMI’s board of directors, acting on its own or through the Compensation Committee, has determined the fair market value of PMI’s common stock in good faith based upon consideration of a number of relevant factors including the status of PMI’s development efforts, financial status and market conditions. See “Item 15.—Notes to Consolidated Financial Statements”.

Outstanding Equity Awards

The following table sets forth certain information regarding outstanding equity awards granted to PMI’s named executive officers that remained outstanding as of December 31, 2015.

Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)
Aaron Vermut	8/20/2013(2)	3/30/2013	—	—	—	—	2,889,205
	1/28/2014(3)	1/28/2014	2,940,660	—	0.11	1/28/2024	—
	2/27/2015(4)	2/27/2014	1,170,000	—	3.62	2/27/2025	—
Stephan P. Vermut	8/20/2013(2)	1/22/2013	—	—	—	—	2,503,980
	1/28/2014(3)	1/28/2014	2,940,660	—	0.11	1/28/2024	—
	2/27/2015(4)	2/27/2015	1,170,000	—	3.62	2/27/2025	—
Josh Tonderys	8/5/2013(2)	3/19/2013	—	—	—	—	479,680
	8/20/2013(2)	3/19/2013	—	—	—	—	14,925
	2/20/2015(5)	2/13/2015	910,070	—	3.62	2/20/2025	—
	2/27/2015(4)	2/27/2015	550,000	—	3.62	2/27/2025	—
Parker Barrile	11/4/2015(6)	8/31/2015	—	1,596,160	5.52	11/4/2025	—
	11/4/2015(7)	8/31/2015	—	—	—	11/4/2025	532,055
(1)

Represents (i) shares of restricted stock issued upon the early exercise of stock options (“Restricted Stock”) and (ii) restricted stock units (“RSUs”), in each case that remained unvested as of December 31, 2015. PMI has a right to repurchase any shares of Restricted Stock that remain unvested at the time the holder of such shares ceases to provide services to PMI.

(2)

This Restricted Stock was issued upon early exercise of stock options granted to the executive officer on the applicable Grant Date, and shall vest and be released from PMI’s repurchase right over four years, with 1/4 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following three years.

(3)	This option vested in full upon the achievement of certain performance objectives.
(4)

This option is subject to an early exercise provision and is immediately exercisable. This option vests over four years, with 1/2 vesting on the second anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following two years.

(5)

This option is subject to an early exercise provision and is immediately exercisable. This option vests over four years, with 1/4 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following three years.

(6)	This option vests over four years, with 1/4 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following three years.
(7)	These RSUs will vest in accordance with a Time-Based Vesting Schedule, as described in the “Narrative Discussion of the Summary Compensation Table” above.

Potential Payments Upon Termination or a Change In Control of PMI

As of December 31, 2015, there were no material contracts, agreements, plans or arrangements, written or unwritten, that provided for payments or equity awards to the named executive officers above in connection with their respective resignation, retirement or other termination. Certain of the stock options granted to our named executive officers will fully vest upon a change in control of PMI, while others will fully vest in the event that such officer is subject to a termination of employment without cause within 12 months after a change in control of PMI. In addition, the RSUs granted to our named executive officers will fully vest in the event that such officers are subject to termination of employment without cause within 12 months after a corporate transaction.  All equity awards made to PMI’s named executive officers were granted under the 2005 Plan or the 2015 Plan.

Employee Benefit Plans

Equity Incentive Plans

PMI has equity awards outstanding under two plans: the Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by PMI’s stockholders on December 1, 2010; and the 2015 Equity Incentive Plan (the “2015 Plan”, which was approved by PMI’s stockholders on April 7, 2015 (collectively, the “Equity Plans”).  In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms.  Unless sooner terminated by PMI’s board of directors, the 2015 Plan will expire ten years from the date of its adoption.

The 2005 Plan provided for grants in the form of non-qualified stock options and stock purchase rights, which were available for grant to PMI’s directors, consultants or employees, including officers, and incentive stock options, which were available for grant solely to PMI’s employees, including officers.  The 2015 Plan provides for grants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and unrestricted stock.  Under the 2015 Plan, incentive stock options may be granted solely to PMI’s employees, including officers.  Awards other than incentive stock options may be granted to PMI’s directors, consultants or employees, including officers. The Equity Plans are administered by PMI’s board of directors, which in turn has delegated authority to administer the plans to the Compensation Committee (the “Administrator”).

Shares of PMI’s common stock subject to options that have expired or otherwise terminate under the 2015 Plan or the 2005 Plan without having been exercised in full will become available for grant under the 2015 Plan.  Shares of PMI’s common stock issued under the 2015 Plan may include previously unissued shares or reacquired shares bought on the market or otherwise.

As of December 31, 2015, a total of 29,869,445 shares of common stock were subject to options outstanding under the 2005 Plan and are reserved for issuance thereunder. As of December 31, 2015, there were zero stock options available for grant under the 2005 Plan.

As of December 31, 2015, an aggregate of 13,194,765 options to purchase PMI’s common stock were authorized for issuance under the 2015 Plan.  Of such authorized options, as of December 31, 2015, a total of 11,088,215 options were outstanding under the 2015 Plan and 2,106,550 options were available for grant, including 519,500 shares that were forfeited under the 2015 Plan. As of December 31, 2015, none of the outstanding options under the 2015 Plan had vested or been exercised.

401(k) Plan

PMI has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service. PMI’s contributions to the 401(k) plan are discretionary. During the year ended December 31, 2015, PMI contributed $1.9 million to the 401(k) plan.

Director Compensation

The following table shows compensation for the year ended December 31, 2015 to PMI’s directors who were not also named executive officers at the time they received compensation as directors (in thousands):

Name	Fees earned or paid in cash	Stock awards	Option awards($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Patrick W. Grady	$—	$—	$—	$—	$—	$—	$—
Rajeev V. Date	—	—	—	—	—	—	—
Christopher M. Bishko	—	—	—	—	—	—	—
David R. Golob	—	—	—	—	—	—	—
Nigel W. Morris	$—	$—	$—	$—	$—	$—	$—

From time to time, PMI reimburses certain of its non-employee directors for travel and other expenses incurred in connection with attending board of directors meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Prosper Marketplace, Inc.

The following table sets forth information regarding the beneficial ownership of PMI’s common stock as of March 3, 2016, by:

×	each of PMI’s directors;
×	each of PMI’s named executive officers;
×	each person, or group of affiliated persons, who is known by PMI to beneficially own more than 5% of PMI’s common stock; and
×	all of PMI’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Except as otherwise indicated in the footnotes to the table below, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations are based on 222,136,555 shares of common stock outstanding as of March 3, 2016, assuming the conversion of all of PMI’s convertible preferred stock.  Each share of PMI preferred stock is convertible at any time at the discretion of the holder. Shares of PMI’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock convert into shares of PMI common stock at a ratio of 1 to 1. Shares of PMI’s Series A-1 Preferred Stock convert into shares of PMI common stock at a ratio of 1,000,000 to 1.

In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, PMI deemed outstanding all shares of common stock subject to options, RSUs and warrants held by that person or entity that are currently exercisable or vesting within 60 days of March 3, 2016.  PMI did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1.0% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners and officers are in care of Prosper Marketplace, Inc., 221 Main Street, 3rd Floor, San Francisco, CA 94105.

	Total Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Beneficial Ownership Percentage
Directors and Executive Officers	2015	2015
Rajeev V. Date (1)	226,115	*
Patrick W. Grady (2)	51,247,915	23.07%
Christopher M. Bishko (3)	2,172,955	0.98%
David R. Golob (4)	17,413,325	7.84%
Nigel W. Morris (5)	1,448,970	*
Stephan P. Vermut (6)	14,325,925	6.33%
Aaron Vermut (7)	14,325,925	6.33%
Ronald Suber (8)	13,780,925	6.11%
Joshua Tonderys (9)	3,600,845	1.61%
Parker Barrile	—	*
Sachin Adarkar (10)	1,080,890	*
All directors and executive officers as a group (11)	119,623,790	50.47%
5% Shareholders
Accel Partners (12)	24,320,660	10.95%
IDG Capital Partners (13)	24,320,660	10.95%
Sequoia Capital (14)	51,247,915	23.07%
Francisco Partners (15)	17,413,325	7.84%

(1)

Consists of 200,000 shares of common stock issuable upon the exercise of stock options and 26,115 shares of common stock issuable upon the conversion of preferred stock held by Mr. Date or his affiliate.

(2)

Consists of 51,247,915 shares of common stock issuable upon the conversion of preferred stock held by Sequoia Capital through certain of its affiliates. Mr. Grady is a partner of Sequoia Capital and therefore may be deemed to share voting and investment power over these shares. Mr. Grady disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.

(3)

Consists of 1,086,975 shares of common stock and 2,172,955 shares of common stock issuable upon the conversion of preferred stock held by Omidyar Network through certain of its affiliates. Mr. Bishko is a partner of Omidyar Technology Ventures and therefore may be deemed to share voting and investment power over these shares. Mr. Bishko disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.

(4)

Consists of 17,413,325 shares of common stock issuable upon the conversion of preferred stock held by Francisco Partners through certain of its affiliates. Mr. Golob is a partner of Francisco Partners and therefore may be deemed to share voting and investment power over these shares. Mr. Golob disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.

(5)

Consists of 1,005,935 shares of common stock, 1,073,970 shares of common stock issuable upon the conversion of preferred stock and 171,875 shares of common stock issuable upon the exercise of warrants held by QED Investors through certain of its affiliates.  Mr. Morris is a partner of QED Investors and therefore may be deemed to share voting and investment power over these shares. Mr. Morris disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.

(6)

Consists of 8,231,990 shares of common stock, 10,215,265 shares of common stock issuable upon the conversion of preferred stock and 4,110,660 shares of common stock issuable upon the exercise of stock options held by Mr. Stephan Vermut or his affiliate. Mr. Vermut is deemed to have voting and investment power over these shares. Mr. Vermut disclaims beneficial ownership with respect to the shares held by his affiliate except to the extent of his pecuniary interest therein.  2,503,980 of the shares of common stock are considered to be restricted as they were purchased through the early exercise of stock options and remain unvested.

(7)

Consists of 8,231,990 shares of common stock, 10,215,265 shares of common stock issuable upon the conversion of preferred stock and 4,110,660 shares of common stock issuable upon the exercise of stock options held by Mr. Aaron Vermut.  2,889,205 of the shares of common stock are considered to be restricted as they were purchased through the early exercise of stock options and remain unvested.

(8)

Consists of 8,231,990 shares of common stock, 10,215,265 shares of common stock issuable upon the conversion of preferred stock and 3,565,660 shares of common stock issuable upon the exercise of stock options held by Mr. Suber or his affiliate. Mr. Suber is deemed to have voting and investment power over these shares. Mr. Suber disclaims beneficial ownership with respect to the shares held by his affiliate except to the extent of his pecuniary interest therein. 2,503,980 of the shares of common stock are considered to be restricted as they were purchased through the early exercise of stock options and remain unvested.

(9)

Consists of 2,140,775 shares of common stock and 1,460,070 shares of common stock issuable upon the exercise of stock options held by Mr. Tonderys. 494,605 of the shares of common stock are considered to be restricted as they were purchased through the early exercise of stock options and remain unvested.

(10)	Consists of 1,080,890 shares of common stock issuable upon the exercise of stock options held by Mr. Adarkar.
(11)

Consists of 28,929,655 shares of common stock, 104,720,850 shares of common stock issuable upon the conversion of preferred stock, 16,656,155 shares of common stock issuable upon the exercise of stock options and 375,000 shares of common stock issuable upon the exercise of warrants.

(12)

Represents 5,703,470 shares of common stock and 12,949,325 shares of common stock issuable upon the conversion of preferred stock held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); 3,498,765 shares of common stock and 8,221,495 shares of common stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (the “IDG Shares”); and 877,185 shares of common stock and 3,149,840 shares of common stock issuable upon the conversion of preferred stock held by Breyer Capital, LLC and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Shares”). Accel Partners is deemed to have voting and investment power over the Accel Shares. Accel Partners is an affiliate of IDG Capital Partners and may also therefore be deemed to share voting and investment power over the IDG Shares. Mr. Breyer is a partner of Accel Partners and therefore Accel Partners may also be deemed to share voting and investment power over the Breyer Shares. Accel Partners disclaims beneficial ownership of the IDG Shares and Breyer Shares except to the extent of its pecuniary interest therein. The address of Accel Partners is 428 University Avenue, Palo Alto, California 94301.

(13)

Represents 3,498,765 shares of common stock and 8,221,495 shares of common stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (“IDG Shares”); 5,703,470 shares of common stock and 12,949,325 shares of common stock issuable upon the conversion of preferred held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); and 877,185 shares of common stock and 3,149,840 shares of common stock issuable upon the conversion of preferred stock held by Breyer Capital, LLC and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Shares”). IDG Capital Partners is deemed to have voting and investment power over the IDG Shares. IDG Capital Partners is an affiliate of Accel Partners and may also therefore be deemed to share voting and investment power over the Accel Shares. Mr. Breyer is a partner of Accel Partners, which is an affiliate of IDG Capital Partners, and therefore IDG Capital Partners may also be deemed to share voting and investment power over the Breyer Shares. IDG Capital Partners disclaims beneficial ownership of the Accel Shares and Breyer Shares except to the extent of its pecuniary interest therein. The address for IDG Capital Partners is 99 Queen’s Road Central, Unit 1509, The Center, Hong Kong, China.

(14)

Represents 51,247,915 shares of common stock issuable upon the conversion of preferred stock held by Sequoia Capital through certain of its affiliates. Sequoia Capital is deemed to have voting and investment power over these shares. The address for Sequoia Capital is 3000 Sand Hill Road, 4-250, Menlo Park, California 94025.

(15)

Represents 17,413,325 shares of common stock issuable upon the conversion of preferred stock held by Francisco Partners through certain of its affiliates.  Francisco Partners is deemed to have voting and investment power over these shares.  The address for Francisco Partners is One Letterman Drive Building C – Suite 140 San Francisco, CA 94129.

The following table sets forth information, as of December 31, 2015, with respect to shares of PMI common stock that may be issued under PMI’s existing equity compensation plans.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, RSUs and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2005 Stock Plan, as amended and restated	30,523,105	$1.61	-
Prosper Marketplace, Inc. 2015 Equity Incentive Plan	10,491,160	5.50	2,106,550
All stockholder approved plans	41,014,265	$2.61	2,106,550
Equity compensation plans not approved by stockholders:
N/A	N/A	N/A	N/A
All non-stockholder approved plans	N/A	N/A	N/A
Total	41,014,265	$2.61	2,106,550

(1)

Includes option and RSU issuances to employees, directors and certain consultants, advisors or vendors; however it does not include warrants granted to outside individuals, consultants, advisors and vendors.

The information set forth in Note 14 to the “Notes to Consolidated Financial Statements” below under the caption “Stock-based Compensation” is incorporated herein by reference.

Prosper Funding LLC

PMI is the sole member of, and holds a 100% equity interest in, PFL. PFL does not have any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Prosper Marketplace, Inc.

Agreements with PFL

On January 22, 2013, PMI entered into an Administration Agreement with PFL (the “PMI Administration Agreement”), pursuant to which PMI agreed to provide certain administrative services relating to the marketplace.  Under the PMI Administration Agreement, PFL is required to pay PMI (a) an amount equal to one-twelfth (1/12) of the specified annual Corporate Administration Fees equal to 50% of finance and legal personnel costs, (b) a fee for each Borrower Loan originated through the marketplace, (c) 90% of all servicing fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of PFL.

Also on January 22, 2013, PFL and PMI entered into an Asset Transfer Agreement (the “Asset Transfer Agreement”) pursuant to which PMI, effective February 1, 2013 (i) transferred the marketplace and substantially all of PMI’s assets and rights related to the operation of the marketplace to PFL, and (ii) made a capital contribution to PFL in excess of $3 million. Under the Asset Transfer Agreement, PMI also transferred substantially all of its remaining assets to PFL, including (i) all outstanding Notes issued by PMI under the Indenture dated June 15, 2009 between PMI and Wells Fargo Bank, as trustee (“the Indenture”), (ii) all Borrower Loans corresponding to such Notes, (iii) all registration agreements related to such Notes and Borrower Loans, and (iv) all documents and information related to the foregoing. Certain hardware and agreements relevant to the development, maintenance and use of the marketplace, including in relation to the origination, funding and servicing of Borrower Loans, and the issuance, funding and payment of the Notes, were not transferred or assigned to PFL by PMI. In addition, PMI did not transfer to PFL (i) agreements with PMI’s directors, officers or employees and PMI’s financial, legal or other advisors or consultants, (ii) certain agreements with vendors to provide PMI with goods or services in the ordinary course of business (including software licensed pursuant to any “shrink wrap” or “click wrap” license), and (iii) certain cash and short-term investments.

In the Asset Transfer Agreement, PMI agreed, among other things, to:

(i)

fund any repurchase obligation with respect to the transferred Notes, and indemnify PFL for any other losses that arise out of any registration agreement related to the transferred Notes or Borrower Loans, including as a result of a breach by PMI of any of its representations or warranties made therein;

(ii)	fund any arbitration filing or administrative fees or arbitrator fees payable under any registration agreement related to the transferred Notes or Borrower Loans; and
(iii)	fund any indemnification obligations that arise under any registration agreement entered into by PMI prior to the date of the asset transfer.

Holders of the transferred Notes are third party beneficiaries under the Asset Transfer Agreement and the Administration Agreement.

Under Section 4.1 of the Indenture, PMI could transfer substantially all of its assets to any person without the consent of the holders of the existing Notes, provided that the transferee expressly assumed all of PMI’s obligations under the Indenture and the existing Notes. In that case, the transferee would succeed to and be substituted for PMI, and PMI would be discharged from all of its obligations and covenants, under the Indenture and the existing Notes. Accordingly, on January 22, 2013, PMI, PFL and Wells Fargo Bank, as trustee entered an Amended and Restated Indenture (the “Amended and Restated Indenture”), effective February 1, 2013, which (i) effected such assumption, substitution and discharge (the “Note Assumption”), and (ii) amended and restated the Indenture to reflect the Note Assumption and to make certain other amendments to the Indenture as permitted therein. Following the Note Assumption, PFL became the obligor with respect to the transferred Notes and the Amended and Restated Indenture, and PMI no longer has any obligations with respect thereto.

Agreements with Prosper Asset Holdings LLC

On November 22, 2013, PMI entered into an Administration Agreement with Prosper Asset Holdings LLC (“PAH”), a wholly owned subsidiary of PFL (the “PAH Administration Agreement), pursuant to which PMI agreed to provide PAH certain administrative services related to PAH’s operations.  Under the PAH Administration Agreement, PAH is required to pay PMI an annual fee in the amount of $150,000.

Also on November 22, 2013, PMI and PAH entered into a Loan Servicing Agreement, pursuant to which PMI agreed to service certain Borrower Loans acquired by PAH under a Loan Sale Agreement entered into on the same date between PAH and PFL.  In exchange for servicing these Borrower Loans, PAH agreed to pay PMI the servicing fee identified in the loan listing for each loan purchased by PAH.

Participation in the Marketplace

PMI’s executive officers, directors and certain affiliates, have opened investor accounts on the marketplace and have made deposits to and withdrawals from their accounts, and funded portions of borrowers’ loan requests from time to time in the past via purchases of Notes, and may do so in the future. The Notes and Borrower Loans were obtained on terms and conditions that were not more favorable than those obtained by other investors.

Financing Arrangements with Significant Shareholders, Directors and Officers

In May 2014, PMI issued and sold an aggregate of 24,404,770 shares of PMI’s Series C convertible preferred stock for an aggregate consideration of $69.9 million. None of these shares were issued to a related party.

In June 2014, PMI issued a tender offer to purchase up to 6,963,785 shares of PMI’s Series A convertible preferred stock and Series B convertible preferred stock at a price equal to $2.87 per share. In July 2014, the tender offer expired as scheduled. Upon expiration of the tender offer, 782,540 shares of Series A convertible preferred stock and 5,667,790 shares of Series B convertible preferred stock had been validly tendered.  As a result, in July 2014, PMI purchased these shares for an aggregate consideration of $18.5 million. The following table presents the number of shares sold to PMI by holders (whether held directly or through one or more affiliates) of more than 5% any class of PMI’s voting securities at the time the transaction was consummated:

Participant	Shares
Blackrock (1)	2,263,235
Garrison (2)	1,740,950

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

In June 2015, as part of a share repurchase, PMI repurchased 3,885,125 shares of common stock from participating employees who, as of the determination date, had been employed by PMI for at least two years. The shares were repurchased at a price equal to $6.91 per share for an aggregate purchase price of $26.8 million. As part of this transaction, PMI repurchased 3,607,095 shares for a total of $24.9 million from the following directors and officers of PMI: Mr. Aaron Vermut, Mr. Stephan Vermut, Mr. Ronald Suber, Mr. Joshua Tonderys, and Mr. Sachin Adarkar.

For further information regarding stock ownership for executive officers, directors and security holders owning greater than 5% ownership of all PMI classes of voting securities please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Prosper Marketplace, Inc.”

Under the terms of the amended and restated voting agreement, dated April 7, 2015, certain investors in PMI’s convertible preferred stock, have each agreed, subject to maintaining certain ownership levels, to exercise their voting rights so as to elect one designee of Francisco Partners III, L.P., one designee of SC Prosper Holdings LLC, one designee of the Series A-1 convertible preferred stock holders, PMI’s Chief Executive Officer (“CEO”), one common director designated by the CEO, and two independent directors.

Under the terms of the amended and restated investor rights agreement, dated April 7, 2015, the holders of a majority of the registrable securities of PMI have the right to demand that PMI file a registration statement under the Securities Act, so long as the anticipated aggregate offering price, net of underwriting discounts and commissions, would exceed $20 million.  These registration rights are subject to specified conditions and limitations.  In addition, PMI is promptly required to give written notice to all holders of registrable securities prior to the filing of any registration statement under the Securities Act for purposes of a public offering of securities of PMI.  The amended and restated investor rights agreement also provides that if PMI registers any of its shares for public sale, stockholders with registration rights will have the right to include their shares in the registration statement, subject to specified conditions and limitations.  Further, in the amended and restated investor rights agreement, if PMI receives from any holders of registrable securities a written request that PMI effect a registration on Form S-3 (or any successor to Form S-3) or any similar short-form registration statement, PMI is required to use reasonable best efforts to file a Form S-3 registration statement and to effect such registration as would permit or facilitate the sale and distribution of all or such portion of such holder’s registrable securities as are specified in the request, so long as the anticipated aggregate offering price, net of underwriting discounts and commissions, would exceed $2.5 million.

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

The aggregate fees billed by Deloitte for professional services to PMI and PFL were $2,079 thousand and $400 thousand in 2015 and 2014, respectively.

Burr Pilger Mayer, Inc. (“BPM”) served as PMI and PFL’s independent registered public accounting firm for the period from January 2013 through September 2014. The aggregate fees billed by BPM to PMI and PFL were $246 thousand during the fiscal years ended December 31, 2014.

Audit Fees. The aggregate fees billed by Deloitte for professional services rendered for PMI and PFL for the audit of annual financial statements, the review of the quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were $1,840 thousand and $400 thousand in 2015 and 2014, respectively. BPM billed $155 thousand for such fees in 2014.

Audit Related Fees. The aggregate fees billed by Deloitte for professional assurance and related services reasonably related to the performance of the audit of the PMI and PFL’s financial statements, but not included under Audit Fees were $237 thousand and $0 in 2015 and 2014, respectively.  These fees include merger and acquisition related due diligence and service organization control readiness assessment.  No aggregate fees were billed by BPM for 2015 and 2014 for professional assurance and related services reasonably related to the performance of the audit of the PMI and PFL’s financial statements, but not included under Audit Fees.

Tax Fees. There were no aggregate fees billed by Deloitte for 2015 and 2014 for professional services for tax compliance, tax advice and tax planning in 2015 and 2014. BPM billed $59 thousand for 2014 for professional services for tax compliance, tax advice and tax planning.

All Other Fees. Deloitte billed $2 thousand and $0, in 2015 and 2014, respectively, related to fees not included in “Audit”, “Audit Related Fees” or “Tax Fees.” BPM billed $32 thousand for 2014 for an ISO gap analysis.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Prosper Marketplace, Inc.

San Francisco, CA

We have audited the accompanying consolidated balance sheets of Prosper Marketplace, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, other comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosper Marketplace, Inc. as of December 31, 2015, and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Francisco, CA

March 17, 2016

Prosper Marketplace, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	December 31,	December 31,
ASSETS	2015	2014
Cash and Cash Equivalents	$66,295	$50,557
Restricted Cash	151,223	81,300
Available for Sale Investments, at Fair Value	73,187	-
Accounts Receivable	2,434	3,152
Loans Held for Sale, at Fair Value	32	8,463
Borrower Loans, at Fair Value	297,273	273,243
Property and Equipment, Net	24,965	14,424
Prepaid and Other Assets	6,433	4,856
Servicing Assets	14,363	4,163
Goodwill	36,368	-
Intangible Assets, Net	13,051	-
Total Assets	$685,624	$440,158
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Accounts Payable and Accrued Liabilities	$22,409	$12,787
Payable to Investors	136,507	64,494
Notes, at Fair Value	297,405	273,783
Other Liabilities	20,735	13,323
Total Liabilities	477,056	364,387
Commitments and Contingencies (see Note 16)
Convertible Preferred Stock – $0.01 par value; 177,388,425 shares authorized; 177,388,425 issued and outstanding as of December 31, 2015; 160,775,110 shares authorized; 153,499,785 issued and outstanding as of December 31, 2014. Aggregate liquidation preference of $325,952 and $160,952 as of December 31, 2015 and 2014, respectively.	275,938	111,145
Stockholders' Deficit
Common Stock – $0.01 par value; 270,326,075 shares authorized; 70,367,425 shares issued and 69,431,490 outstanding as of December 31, 2015; 239,644,415 shares authorized; 72,243,500 issued and outstanding as of December 31, 2014	127	102
Additional Paid-In Capital	102,971	86,340
Less: Treasury Stock	(23,417)	(303)
Accumulated Deficit	(146,907)	(121,513)
Accumulated Other Comprehensive Income	(144)	-
Total Stockholders' Deficit	$(67,370)	$(35,374)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$685,624	$440,158
All share numbers reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	Year ended December 31,
	2015	2014
Revenues
Operating Revenues
Transaction Fees, Net	$161,708	$68,229
Servicing Fees, Net	17,238	4,552
Gain on Sale of Borrower Loans	14,151	3,227
Other Revenues	7,687	1,828
Total Operating Revenues	200,784	77,836
Interest Income
Interest Income on Borrower Loans	41,606	42,087
Interest Expense on Notes	(38,174)	(38,734)
Net Interest Income	3,432	3,353
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	59	128
Total Net Revenues	204,275	81,317
Expenses
Origination and Servicing	31,139	14,098
Sales and Marketing	112,284	41,971
General and Administrative	86,480	27,917
Total Expenses	229,903	83,986
Net Loss Before Taxes	(25,628)	(2,669)
Income Tax Expense	340	-
Net Loss	$(25,968)	$(2,669)
Excess Return to Preferred Shareholders on Repurchase	-	(14,892)
Net Loss Applicable to Common Shareholders	$(25,968)	$(17,561)
Net Loss Per Share – Basic and Diluted	(0.47)	$(0.39)
Weighted-Average Shares - Basic and Diluted	55,547,408	44,484,005

The weighted average number of shares and the net loss per share reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.

Consolidated Statements of Other Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2015	2014
Net Loss	$(25,968)	$(2,669)
Other Comprehensive Income (Loss), Before Tax
Change in Net Unrealized Gain (Loss) on Available for Sale Investments, at Fair Value	(144)	-
Other Comprehensive Income (Loss), Before Tax	(144)	-
Income tax effect	-	-
Other Comprehensive Income (Loss), Net of Tax	(144)	-
Comprehensive Income/(Loss)	(26,112)	(2,669)

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance as of January 1, 2014	136,370,340	$44,822	67,944,015	$75	(911,320)	$(291)	$83,676	$—	$(103,952)	$(20,492)
Issuance of convertible preferred stock, Series C, net of issuance costs	24,404,770	69,958	—	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	295,750	1	—	—	76	—	—	77
Exercise of nonvested stock options	—	—	4,328,585	—	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(909,465)	—	(24,615)	(12)	—	—	—	(12)
Restricted stock vested	—	—	—	25	—	—	320	—	—	345
Exercise of warrants	—	—	584,615	1	—	—	226	—	—	227
Stock-based compensation expense	—	—	—	—	—	—	2,042	—	—	2,042
Repurchase of preferred stock	(7,275,325)	(3,635)	—	—	—	—	—	—	(14,892)	(14,892)
Net Loss	—	—	—	—	—	—	—	—	(2,669)	(2,669)
Balance as of December 31, 2014	153,499,785	$111,145	72,243,500	$102	(935,935)	$(303)	$86,340	$—	$(121,513)	$(35,374)
Cumulative effect of adoption of fair value method for servicing rights	—	—	—	—	—	—	—	—	574	574
Issuance of convertible preferred stock, Series D, net of issuance costs	23,888,640	164,793	—	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	3,125,890	8	—	—	771	—	—	779
Exercise of nonvested stock options	—	—	76,045	—	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(1,493,775)	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(4,241,300)	(23,114)	—	—	—	(23,114)
Restricted stock vested	—	—	—	17	—	—	471	—	—	488
Restricted stock units sold	—	—	450,000	—	—	—	1,630	—	—	1,630
Exercise of warrants	—	—	207,065	—	—	—	125	—	—	125
Stock-based compensation expense	—	—	—	—	—	—	13,634	—	—	13,634
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	(144)	—	(144)
Net Loss	—	—	—	—	—	—	—	—	(25,968)	(25,968)
Balance as of December 31, 2015	177,388,425	$275,938	74,608,725	$127	(5,177,235)	$(23,417)	$102,971	$(144)	$(146,907)	$(67,370)

The number of shares reflects a 5-for-1 forward stock split effected by PMI on February 16, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(25,968)	$(2,669)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	(59)	(596)
Depreciation and Amortization	7,649	2,097
Gain on Sales of Borrower Loans	(14,561)	(4,048)
Amortization and Change in Fair Value of Servicing Rights	4,860	792
Stock-Based Compensation Expense	13,011	2,021
Change in Fair Value of Contingent Consideration	1,001	-
Other, Net	216	444
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(3,517,467)	(1,416,715)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	3,525,759	1,411,531
Restricted Cash Except for those Related to Investing Activities	(68,896)	(28,125)
Accounts Receivable	865	(2,856)
Prepaid and Other Assets	(1,360)	(2,840)
Accounts Payable and Accrued Liabilities	6,493	8,047
Payable to Investors	72,013	26,469
Other Liabilities	1,888	1,797
Net cash provided by (Used in) Operating Activities	5,444	(4,651)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(197,436)	(177,088)
Principal Payments of Borrower Loans Held at Fair Value	151,893	121,082
Purchases of Property and Equipment	(15,977)	(12,246)
Maturities of Short Term Investments	1,274	1,271
Purchases of Short Term Investments	(1,277)	(1,274)
Purchases of Available for Sale Investments, at Fair Value	(77,538)	-
Proceeds from Sale of Available for Sale Securities	4,022	-
Acquisition of Businesses, Net of Cash Acquired	(38,147)	-
Changes in Restricted Cash Related to Investing Activities	(1,027)	(3,351)
Net Cash Used in Investing Activities	(174,213)	(71,606)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	197,228	176,865
Payments of Notes Held at Fair Value	(151,838)	(120,909)
Repayment of Borrowings	(5,047)	-
Proceeds from Issuance of Convertible Preferred Stock, Net	164,793	69,958
Proceeds from Exercise of Warrants and Stock Options including Early Exercise, and Issuance of Restricted Stock	2,617	1,118
Repurchase of Preferred Stock	-	(18,527)
Repurchase of Common Stock and Restricted Stock	(23,246)	(30)
Net Cash Provided by Financing Activities	184,507	108,475
Net Increase in Cash and Cash Equivalents	15,738	32,218
Cash and Cash Equivalents at Beginning of the Year	50,557	18,339
Cash and Cash Equivalents at End of the Year	$66,295	$50,557
Cash Paid for Interest	$38,168	$41,053
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	1,483	1,550
Non-Cash Investing Activity- Amount Payable for the Acquisition of Business	$4,488	$-

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

1.	Organization and Business

Prosper Marketplace, Inc. (“PMI”) was incorporated in the state of Delaware on March 22, 2005.  Except as the context requires otherwise, as used in these Notes to Consolidated Financial Statements of Prosper Marketplace, Inc., “Prosper,” “we,” “us,” and “our” refer to PMI and its wholly-owned subsidiaries, on a consolidated basis.

PMI developed a peer-to-peer online credit marketplace (the “marketplace”), and, in February 2013, transferred ownership of the marketplace to Prosper Funding LLC (“PFL”), its wholly-owned subsidiary.  All of the borrower payment dependent notes (“Notes”) issued and sold through the marketplace today are issued and sold by PFL.  PFL also operates the marketplace and facilitates the origination of unsecured, consumer loans by WebBank (“Borrower Loans”), an FDIC-insured, Utah-chartered industrial bank, through the marketplace.  Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the marketplace, as agent of WebBank, in connection with the submission of loan applications by potential borrowers, the origination of related loans by WebBank and the funding of such Borrower Loans by WebBank.  On February 1, 2013, PFL entered into an Administration Agreement with PMI in its capacity as licensee, corporate administrator, loan marketplace administrator and loan and note servicer, pursuant to which PMI provides certain back office support, loan platform administration and loan servicing to PFL.

The marketplace is designed to allow investors to invest in Borrower Loans in an open, transparent marketplace, with the aim of allowing both investors and borrowers to benefit financially as well as socially. Prosper believes marketplace lending represents a new model of consumer lending, where individuals and institutions can earn the interest spread of a traditional consumer lender but must also assume the credit risk of a traditional consumer lender.

A borrower who wishes to obtain a Borrower Loan through the marketplace must post a loan listing on the marketplace. Listings are allocated to one of two investor funding channels: (i) the “Note Channel,” which allows investors to commit to purchase Notes from PFL, the payments of which are dependent on PFL’s receipt of payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows investors to commit to purchase 100% of a Borrower Loan directly from Prosper.

As of December 31, 2015, the marketplace is open to investors in 30 states and the District of Columbia. Additionally, as of December 31, 2015, the marketplace is open to borrowers in 46 states and the District of Columbia. Currently our marketplace does not operate internationally.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of PMI and its wholly owned subsidiaries PFL, PHL and BillGuard. All intercompany balances and transactions between PMI and its subsidiaries have been eliminated in consolidation. PMI and PFL’s financial statements have been prepared in accordance with U.S generally accepted accounting principles (“U.S. GAAP”).

On January 23, 2015, PMI acquired all of the outstanding limited liability company units of American HealthCare Lending, LLC (“American HealthCare Lending”), a company that operated a patient financing platform, and merged American HealthCare Lending with and into Prosper Healthcare Lending LLC (“PHL”), a newly established entity surviving the merger. Prosper’s consolidated financial statements include PHL’s results of operations and financial position from the date of acquisition forward (see Note 8 – American HealthCare Lending Acquisition).

On October 9, 2015, PMI acquired all of the outstanding stock of BillGuard, Inc. (“BillGuard”), a company incorporated in Delaware in 2010 that developed applications that help consumers manage their identity, finances and credit. PMI merged BillGuard with and into Beach Merger Sub, Inc., a newly established entity wholly owned by PMI, with BillGuard surviving the merger. Prosper’s consolidated financial statements include BillGuard’s results of operations and financial position from the date of acquisition forward (see Note 9 – BillGuard Acquisition).

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures, including contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of Loans Held for Sale, Borrower Loans and associated Notes, valuation of servicing rights, valuation allowance on deferred tax assets, stock-based compensation expense, intangible assets, goodwill, contingent consideration and contingent liabilities. Actual results could differ from those estimates, and those differences could be material.

Certain Risks

In the normal course of its business, Prosper encounters significant credit risk. Financial instruments that potentially subject Prosper to significant concentrations of credit risk consist primarily of cash, cash equivalents, available for sale investments, Borrower Loans held for investment and restricted cash. Prosper places cash, cash equivalents, and restricted cash with high-quality financial institutions and is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds federally insured amounts. Prosper performs periodic evaluations of the relative credit standing of these financial institutions and has not recognized any losses in earnings from instruments held at these financial institutions.

As a lending marketplace, Prosper believes its customers are highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. These external economic conditions and resulting trends or uncertainties could adversely impact its customers’ ability or desire to participate on its marketplace as borrowers or investors, and consequently could negatively affect its business and results of operations.

To the extent that payments on Borrower Loans (including Borrower Loans that have been sold) are not made, interest income and/or servicing income will be reduced. A series of Notes corresponding to a particular Borrower Loan is wholly dependent on the repayment of such Borrower Loan. As a result, Prosper does not bear the credit risk on such Borrower Loan.

Reclassifications

During the period ended December 31, 2015, Prosper changed the presentation of its revenue in the consolidated statements of operations. A new line called “Gain on Sales of Borrower Loans” was created with the amounts included in this line previously classified as “Other Revenue”.  Prior period amounts have been reclassified to conform to the current presentation.

Prosper changed the presentation of the servicing assets on its Consolidated Balance Sheet by reclassifying them from “Prepaid and Other Assets” to “Servicing Assets”.   Prosper also changed the presentation of liabilities by creating “Other Liabilities” and reclassified deferred rent and servicing liabilities from “Accounts Payable and Accrued Liabilities”, the “Class Action Settlement Liability” and “Repurchase Liability for Unvested Stock Awards” to “Other Liabilities”.   Prior period amounts have been reclassified to conform to the current presentation.   Management believes these changes make our financial statements more useful for the readers of the financial statements and comparable with Prosper’s competitors.

Certain prior period amounts have been reclassified on the Consolidated Statements of Cash Flows to reflect the above changes to the Balance Sheet.   Additionally the lines “Proceeds from the Early Exercise of Stock Options”, “Proceeds from the Exercise of Vested Stock Options” and “Proceeds from Exercise of Common Stock Warrants” were combined into one line item.

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

As a result of the nature of the retained servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans.   For all of these entities we either do not have the power to direct the activities that most significantly affect the VIE’s economic performance or we do not have a potentially significant economic interest in the VIE.   In no case are we the primary beneficiary and as a result none of these entities are consolidated on Prosper’s consolidated financial statements.

Management regularly reviews and reconsiders its previous conclusions regarding the status of an entity as a VIE and whether we are required to consolidate such VIE in the consolidated financial statements.

Cash and Cash Equivalents

Cash includes various unrestricted deposits with highly rated financial institutions. Cash equivalents consist of highly liquid marketable securities with original maturities of three months or less at the time of purchase and consist primarily of money market funds, commercial paper, US treasury securities and US agency securities. Cash equivalents are stated at fair value.

Restricted Cash

Restricted cash consists primarily of cash deposits and short term certificate of deposit accounts held as collateral as required for long term leases, loan funding and servicing activities, and cash that investors or Prosper has on our marketplace that has not yet been invested in Borrower Loans or disbursed to the investor.

Short Term Investments

Short Term Investments which are included in Prepaid and Other Assets consists of  certificates of deposit with a term greater than three months but less than a year that are held as collateral as required for loan funding and servicing activities.

Available for Sale Investments

Available for sale securities consist of commercial paper, US treasury securities, US agency securities and corporate debt securities.  Available for sale investments are recorded at fair value with unrealized gains and losses reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders' equity unless management determines that an investment is other-than-temporarily impaired.

Management evaluates whether available for sale debt securities are other than temporarily impaired (“OTTI”) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if Prosper intends to sell the investment or if it is more likely than not that it will be required to sell such investment before any anticipated recovery. If management determines that an investment is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and then-current fair value.

An investment is also OTTI if management does not expect to recover all of the amortized cost of the investment. In this circumstance, the impairment recognized in earnings represents estimated credit losses, and is measured by the difference between the present value of expected cash flows and the amortized cost of the investment. Management utilizes cash flow models to estimate the expected future cash flow from the securities to estimate the credit loss. Expected cash flows are discounted using the investment's effective interest rate.   The evaluation of whether Prosper expects to recover the amortized cost of an investment is inherently judgmental. The evaluation includes the assessment of several bond performance indicators, including the current price and magnitude of the unrealized loss and whether Prosper has received all scheduled principal and interest payments. There were no impairment charges recognized during the year ended December 31, 2015.

Fair Value Measurement

Prosper measures the fair value of assets and liabilities in accordance with its fair value hierarchy which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. We apply this framework whenever other standards require (or permit) assets or liabilities to be measured at fair value.

We define fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The price used to measure the fair value is not adjusted for transaction costs. The fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

Assets and liabilities carried at fair value on the balance sheets are classified among three levels based on the observability of the inputs used to determine fair value:

Level 1 — The valuation is based on quoted prices in active markets for identical instruments.

Level 2 — The valuation is based on observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation methodologies for which all significant assumptions are observable in the market.

Level 3 — The valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the instrument. Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies, or similar methodologies, which incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument or valuations that require significant management judgment or estimation.

Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability.

Financial instruments consist principally of Cash and Cash Equivalents, Restricted Cash, Available for Sale Investments, Borrower Loans, Loans Held for Sale, Accounts Receivable, Accounts Payable and Accrued Liabilities, Payable to Investors and Notes. Servicing Assets and Liabilities are also subject to fair value measurement within the financial statements of Prosper. The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short term nature.

As observable market prices are not available for the Borrower Loans, Loans Held for Sale and Notes, or for similar assets and liabilities, Prosper believes the Borrower Loans, Loans Held for Sale and Notes should be considered Level 3 financial instruments. In a hypothetical transaction as of the measurement date, Prosper believes that differences in the principal marketplace in which the Borrower Loans are originated and the principal marketplace in which Prosper might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date. For Borrower Loans and Loans Held for Sale, the fair value is estimated using discounted cash flow methodologies based upon valuation assumptions including prepayment speeds, default rates and discount rates based on the perceived credit risk within each credit grade.

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

Borrower Loans and Notes

Through the Note Channel, Prosper purchases Borrower Loans from WebBank then issues Notes, and holds the Borrower Loans until maturity. The obligation to repay a series of Notes funded through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans and Notes funded through the Note Channel are carried on Prosper’s consolidated balance sheets as assets and liabilities, respectively. We choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows both the Borrower Loans and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made. Prosper estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies adjusted for the expected prepayment, loss, recovery and default rates.   The Borrower Loans are not derecognized when a corresponding Note is issued as Prosper maintains the ability to sell the Borrower Loans without the approval of the holders of the corresponding Notes.

Loan Servicing Assets and Liabilities

Prosper records servicing assets and liabilities at their estimated fair values for servicing rights retained when Prosper sells Borrower Loans to unrelated third-party buyers. The change in fair value of servicing assets and liabilities is recognized in “Servicing Fees” revenue. The gain or loss on a loan sale is recorded in “Gain on Sale” while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market servicing rate is recorded in servicing assets or liabilities. Servicing assets and liabilities are recorded in “Servicing Assets” and “Other Liabilities,” respectively, on the consolidated balance sheets.

On January 1, 2015, Prosper elected to adopt the fair value method to measure the servicing assets and liabilities for all classes of servicing assets and liabilities subsequent to initial recognition.  Management believes that the fair value option is more meaningful for readers of the financial statements as it more accurately reflects the expected benefits and obligations of the servicing rights.  The adoption of the fair value method for a particular class is irrevocable.  Prior to January 1, 2015, Prosper measured the servicing assets and liabilities using the amortized cost method. This change resulted in a $574 thousand decrease to accumulated deficit, a $545 thousand increase in net servicing assets and a $29 thousand decrease in net servicing liabilities.

Prosper uses a discounted cash flow model to estimate the fair value of the loan servicing assets or liabilities which considers the contractual projected servicing fee revenue that Prosper earns on the Borrower Loans, estimated market servicing rates to service such loans, prepayment rates, default rates and the current principal balances of the Borrower Loans.

Loans Held for Sale

Loans Held for Sale are comprised of Borrower Loans held for short durations and are recorded at fair value. The fair value is estimated using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of other Borrower Loans. We measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows for the Loans Held for Sale to be measured at fair value similar to Borrower Loans and Notes. The fair value election, with respect to an item, may not be revoked once an election is made.

Property and Equipment

Property and equipment consists of computer equipment, office furniture and equipment, leasehold improvements, software purchased or developed for internal use and web site development costs. Property and equipment are stated at cost, less accumulated depreciation and amortization, and are computed using the straight-line method based upon estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Furniture and fixtures	7 years
Office equipment	5 years
Computers and equipment	3 years
Leasehold improvements	5-8 years
Software and website development costs	1-5 years

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

Goodwill and Intangibles

Goodwill associated with business combinations is computed by recognizing the portion of the purchase price that is not tied to individually identifiable and separately recognizable assets. Costs of internally developing any intangibles is expensed as incurred.

Intangible assets identified through the acquisitions of American Healthcare Lending and BillGuard include customer relationships, technology and a brand name. The customer relationship intangible assets are amortized on an accelerated basis over three to ten year periods. The technology and brand name intangible assets are amortized on a straight line basis over three to five years and one year, respectively. Prosper values the customer relationships, technology and brand name assets using the income approach.  Significant assumptions in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and brand names from a market participant perspective, useful lives and discount rates.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant assumptions in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and brand names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value, whichever comes first, any subsequent adjustments are recorded to earnings.

Payable to Investors

Payable to investors primarily represents our obligation to investors related to cash held in an account for the benefit of investors and payments-in-process received from borrowers.

Repurchase Liability for Unvested Restricted Stock Awards

Under the terms of PMI’s equity plans, at the Administrator’s discretion, certain equity awards issued to employees may be exercised before they have vested. When this occurs Prosper records a liability for the unvested portion of the exercised option. If the employee’s employment is terminated before all of the shares become vested PMI may repurchase the unvested shares at the original exercise price. The liability is released into equity as the shares become vested. Early exercises of options are not deemed to be substantive exercises for accounting purpose and are excluded from the basic earnings per share calculation and treated as unexercised options shares for stock compensation purposes.

Revenue Recognition

Revenue primarily results from fees and net interest income earned. Fees include transaction fees for our services performed on behalf of WebBank to originate a loan and servicing fees paid by investors. We also have other smaller sources of revenue reported as other revenue, this includes referral fees, securitization fees and subscription fees.

Transaction Fees

Prosper earns a transaction fee upon the successful origination of all Borrower Loans facilitated through Prosper’s marketplace.  Prosper receives payments from WebBank as compensation for the activities Prosper performs on behalf of WebBank. Prosper’s fee is determined by the term and credit grade of the Borrower Loans that Prosper facilitates on its marketplace and WebBank originates.  The transaction fee Prosper earns is determined by the term and credit grade of the Borrower Loan that is facilitated on Prosper’s marketplace, and ranges from 1.00% to 5.00% of the original principal amount of such Borrower Loan that WebBank originates.  Prosper records the transaction fee net of any fees paid to WebBank because Prosper does not receive an identifiable benefit from WebBank other than the Borrower Loan that has been recognized at fair value.

Servicing Fees

Investors who purchase Borrower Loans from Prosper typically pay Prosper a servicing fee which is currently set at 1% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates Prosper for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Prosper records servicing fees from Investors as a component of operating revenue when received. The amortization of servicing rights and the change in fair value is also included in servicing fees.

Gain on Sale of Borrower Loans

Prosper recognizes gains or losses on the sale of Borrower Loans when it retains servicing assets or liabilities upon the sale of Borrower Loans.

Interest Income on Borrower Loans, and Interest Expense on Notes

Prosper recognizes interest income on Borrower Loans funded through the Note Channel and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent Prosper believes it to be collectable.

Advertising Costs

Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying Consolidated Statements of Operations. Prosper incurred advertising costs of $60.1 million and $24.1 million for the years ended December 31, 2015 and 2014, respectively.

Stock-Based Compensation

We determine the fair value of our stock options issued to employees on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions that include, but are not limited to, the fair value of our common stock, the expected common stock price volatility over the term of the option awards, the expected term of the awards, risk-free interest rates and the expected dividend yield.

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

Stock-based awards issued to non-employees are marked-to-market up until the point that the awards measurement period has been achieved.  Compensation expense for stock options issued to nonemployees is calculated using the Black-Scholes option pricing model and is recorded over the vesting period of the award.

Foreign Currency Transactions

The functional currency of our international subsidiary is the U.S. dollar. For this subsidiary, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in general and administrative expense in the Consolidated Statements of Operations.

 Income Taxes

The asset and liability method is used to account for income taxes. Under this method, deferred income tax assets and liabilities are based on the differences between the financial statement carrying values and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Prosper’s policy is to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes. U.S. Federal, California, Israel and other state income tax returns are filed. Prosper is currently not undergoing any income tax examinations. Due to the net operating loss, generally all tax years remain open.

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

Comprehensive Income

Marketable debt securities are generally considered available-for-sale and are carried at fair value, based on quoted market prices or other readily available market information. Gains and losses are recognized when realized using the specific identification method and included in Other Revenues in the Consolidated Statements of Operations. Unrealized gains and losses, net of taxes, are included in Accumulated Other Comprehensive Income, which is reflected as a separate component of stockholders’ deficit in our Consolidated Balance Sheet. If we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to an identified loss is recognized in income. Prosper monitors its investment portfolio for potential impairment on a quarterly basis.

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity to eliminate the use of different methods in practice and thereby reduce existing diversity in the accounting for hybrid financial instruments issued in the form of a share. For hybrid financial instruments issued in the form of a share, an entity should determine the nature of the contract by considering the economic characteristics and risks of the entire hybrid financial instrument. The existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. This standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Prosper is currently assessing the potential impact on its consolidated financial statements from adopting this new guidance.

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

In April 2015, the FASB issued ASU 2015-05 “Customers’ Accounting for Fees Paid in Cloud Computing Arrangement”, which will be effective for the annual reporting period beginning after December 15, 2015. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. Prosper is currently assessing the potential impact on its consolidated financial statements from adopting this new guidance.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The new guidance simplifies the accounting for measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. Prosper is currently assessing the potential impact on its consolidated financial statements from adopting this new guidance.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance will be effective for us in the first quarter of our fiscal year 2019, and early adoption is not permitted. Prosper is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures.  This guidance will be effective for us in the first quarter of our fiscal year 2019, and early adoption is permitted. Prosper is currently evaluating the impact that this guidance will have on its consolidated financial statements.

3.	Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Property and equipment:
Computer equipment	$10,522	$3,824
Internal-use software and website development costs	10,990	4,486
Office equipment and furniture	2,442	1,904
Leasehold improvements	5,719	5,274
Assets not yet placed in service	3,242	4,361
Property and equipment	32,915	19,849
Less accumulated depreciation and amortization	(7,950)	(5,425)
Total property and equipment, net	$24,965	$14,424

Depreciation and amortization expense for property and equipment for 2015 and 2014 was $6,080 thousand and $2,097 thousand, respectively. Prosper capitalized internal-use software and website development costs in the amount of $7,348 thousand and $846 thousand for the years ended December 31, 2015 and 2014, respectively. Prosper recorded internal-use software and website development impairment charges of $0 and $322 thousand for the years ended December 31, 2015 and 2014 respectively, as a result of our decision to discontinue several software and website development projects.

4.	Borrower Loans, Loans Held for Sale, and Notes Held at Fair Value

The fair value of the Borrower Loans funded and Notes issued through the Note Channel is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used to value such Borrower Loans and

Notes include default rates derived from historical performance and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. The obligation to pay principal and interest on any series of Notes is equal to the payments, if any, received on the corresponding Borrower Loan, net of the servicing fee. As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans funded through the Note Channel, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to the Note holders. The effective interest rate associated with a series of Notes will be less than the interest rate earned on the corresponding Borrower Loan due to the servicing fee.

At December 31, 2015 and 2014, Borrower Loans, Notes and Loans Held for Sale (in thousands) were:

	Borrower Loans		Notes		Loans Held for Sale
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Aggregate principal balance outstanding	$296,945	$268,598	$(294,331)	$(272,269)	$42	$8,295
Fair value adjustments	328	4,645	(3,074)	(1,514)	(10)	168
Fair value	$297,273	$273,243	$(297,405)	$(273,783)	$32	$8,463

At December 31, 2015, outstanding Borrower Loans had original maturities between 36 and 60 months, had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2020. At December 31, 2014, Loans Held for Sale and Borrower Loans had original terms between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.77% to 33.04% and had various maturity dates through December 2019.

Within the change in fair value of Borrower Loans, Prosper recorded a gain of approximately $2.8 million that is attributable to changes in the credit risks associated with the instrument.

As of December 31, 2015 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $2.3 million and a fair value of $0.9 million. As December 31, 2014 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $1.7 million and a fair value of $0.6 million. We place loans on non-accrual status when they are over 120 days due.  As of December 31, 2015 and 2014, Borrower Loans in non-accrual status had a fair value of $0.1 million and zero, respectively.

5.	Loan Servicing Assets and Liabilities

Prosper initially records servicing assets and liabilities at their estimated fair values when Prosper sells Borrower Loans in their entirety to unrelated third-party buyers. During 2014, the initial fair value of such servicing assets or liabilities was amortized in proportion to the estimated servicing income or loss and was amortized over the period of servicing income or loss. The total gains recognized on the sale of such Borrower Loans were $14.2 million and $4.0 million for the years ended December 31, 2015 and 2014 respectively. For the years ended December 31, 2014 no impairment was recorded.  For the year ended December 31, 2015, servicing assets and liabilities were measured at fair value subsequent to the initial recognition.

At December 31, 2015, Borrower Loans that were sold to unrelated third parties, but for which we retained servicing rights had a total outstanding principal balance of $3.8 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 31.90% and maturity dates through December 2020.  At December 31, 2014, Borrower Loans that were sold but for which we retained servicing rights had a total outstanding principal balance of $1.4 billion, original terms between 36 and 60 months and had monthly payments with fixed interest rates ranging from 6.05% to 31.34% and maturity dates through December 2019.

$22.1 million and $5.3 million of contractually specified servicing fees, late charges and ancillary fees are included on our Statement of Operations in Servicing Fees, Net for the years ended December 31, 2015 and 2014 respectively.

Fair value

Valuation method – Prosper uses a discounted cash flow valuation methodology generally consisting of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.

Significant unobservable inputs presented in the table within Note 7 below are those that Prosper considers significant to the estimated fair values of the Level 3 servicing assets and liabilities. The following is a description of the significant unobservable inputs provided in the table. Prepayment of the loans has historically been insignificant and therefore does not currently have a material impact on the fair value of servicing assets and liabilities.

Market servicing rate – Prosper estimates adequate market servicing rates that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. This rate is stated as a fixed percentage of outstanding principal balance on a per annum basis. Prosper estimated these market servicing rates based on observable market rates for other loan types in the industry and bids from subservicing providers, adjusted for the unique loan attributes that are present in the specific loans that Prosper sells and services and information from a backup service provider.

Discount rate – The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. We used a range of discount rates for the servicing assets and liabilities based on comparable observed valuations of similar assets and publicly available disclosures related to servicing valuations, with comparability adjustments made to account for differences with Prosper’s servicing assets.

Default Rate – The default rate presented in Note 7 is an annualized, average estimate considering all Borrower Loan categories (i.e. Prosper ratings and duration), and represents an aggregate of conditional default rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to default per period based on the term and age of the underlying Borrower Loans. The assumption regarding defaults directly reduces servicing revenues because the amount of servicing revenues received is based on the amount collected each period.

Prepayment Rate – The prepayment rate presented in Note 7 is an annualized, average estimate considering all Borrower Loan categories (i.e. Prosper ratings and duration), and represents an aggregate of conditional prepayment rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to prepay per period based on the term and age of the underlying Borrower Loans.  Prepayments reduce servicing revenues as they shorten the period over which we expect to collect fees on the Borrower Loans, which is used to project future servicing revenues.

6. Available for Sale Investments, at Fair Value

Available for sale investments are recorded at fair value and unrealized gains and losses are reported, net of taxes, in Accumulated Other Comprehensive Income (Loss) included in Stockholders' Equity (Deficit) unless management determines that an investment is other-than-temporarily impaired (“OTTI”).

The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of December 31, 2015, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate debt securities	$50,327	$1	$(94)	$50,234
Commercial paper	9,493	-	-	9,493
US Treasury securities	8,512	-	(41)	8,471
Agency bonds	2,499	-	(8)	2,491
Total fixed maturity securities	70,831	1	(143)	70,689
Short term bond funds	2,500	-	(2)	2,498
Total Available for Sale Investments	$73,331	$1	$(145)	$73,187

A summary of available for sale investments with unrealized losses as of December 31, 2015, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Corporate debt securities	$45,375	$(94)	$-	$-	$45,375	$(94)
U.S. treasury securities	8,471	(41)	-	-	8,471	(41)
Agency bonds	2,491	(8)	-	-	2,491	(8)
Total fixed maturity securities	56,337	(143)	-	-	56,337	(143)
Short term bond funds	2,498	(2)	-	-	2,498	(2)
Total Investments with Unrealized Losses	$58,835	$(145)	$-	$-	$58,835	$(145)

The maturities of available for sale investments at December 31, 2015, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Corporate debt securities	$26,289	$23,945	$-	$-	$50,234
Commercial paper	9,493	-	-	-	9,493
US Treasury securities	-	8,471	-	-	8,471
Agency bonds		2,491			2,491
Total Fair Value	$35,782	$34,907	$-	$-	$70,689
Total Amortized Cost	$35,831	$35,000	$-	$-	$70,831

Prosper sold investments in available for sale securities in the amount of $4.0 million during the year ended December 31, 2015.

7. Fair Value of Assets and Liabilities

For a description of the fair value hierarchy and Prosper’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. Prosper did not transfer any assets or liabilities in or out of level 3 during the year ended December 31, 2015.

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

Investments held at fair value consist of available for sale investments.  The available for sale investments consist of corporate and government bonds.  When available, Prosper uses quoted prices in active markets to measure the fair value of securities available for sale. When utilizing market data and bid-ask spreads, Prosper uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, Prosper uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. Prosper generally obtains prices from at least two independent pricing sources for assets recorded at fair value. Prosper's primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information, such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar securities. Prosper compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. Prosper does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$-	$-	$297,273	$297,273
Loans Held for Sale	-	-	32	32
Available for Sale Investments, at Fair Value	-	73,187	-	73,187
Servicing Assets	-	-	14,363	14,363
Total Assets	-	73,187	311,668	384,855

Liabilities:
Notes	$-	$-	$297,405	$297,405
Servicing Liabilities	-	-	484	484
Contingent Consideration	-	-	4,801	4,801
Total Liabilities	$-	$-	$302,690	$302,690

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$-	$-	$273,243	$273,243
Loans Held for Sale	-	-	8,463	8,463
Total Assets	-	-	281,706	281,706

Liabilities:
Notes	$-	$-	$273,783	$273,783
Total Liabilities	$-	$-	$273,783	$273,783

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

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at December 31, 2015:

Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	December 31, 2015	December 31, 2014
Discount rate	4.3% - 14.5%	3.2% - 10.6%
Default rate	1.4% - 14.4%	2.6% - 19.7%

Servicing Rights:

Range
Unobservable Input	December 31, 2015	December 31, 2014
Discount rate	15% - 25%	15% - 25%
Default rate	1.2% - 14.7%	2.6% - 26.3%
Prepayment rate	14.3% - 25.6%	8.0% - 25.8%
Market servicing rate	0.625%	0.625% - 0.70%

At December 31, 2015, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.

The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2015	$273,243	$(273,783)	$8,463	$7,923
Purchase of Borrower Loans/Issuance of Notes	197,436	(197,228)	3,517,467	$3,517,675
Principal repayments	(151,038)	151,025	(552)	$(565)
Borrower Loans sold to third parties	(855)	813	(3,525,207)	$(3,525,249)
Other changes	81	(6)	(18)	$57
Change in fair value	(21,594)	21,774	(121)	$59
Balance at December 31, 2015	$297,273	$(297,405)	$32	$(100)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2014	$233,105	$(234,218)	$3,206	$2,093
Purchase of Borrower Loans/Issuance of Notes	177,088	(176,865)	1,416,715	1,416,938
Principal repayments	(121,082)	120,909	—	(173)
Borrower Loans sold to third parties	—	—	(1,411,531)	(1,411,531)
Change in fair value	(15,868)	16,391	73	596
Balance at December 31, 2014	$273,243	$(273,783)	$8,463	$7,923

The following table presents additional information about level 3 servicing assets and liabilities measured at fair value on a recurring basis:

	Servicing Assets	Servicing Liabilities
Amortized Cost at January 1, 2014	$460	$167
Additions	4,700	662
Less: Changes in fair value	(997)	(205)
Amortized Cost at December 31, 2014	4,163	624
Adjustment to adopt fair value measurement	545	(29)
Fair Value at January 1, 2015	4,708	595
Additions	14,909	283
Less: Changes in fair value	(5,254)	(394)
Fair Value at December 31, 2015	$14,363	$484

Contingent Consideration:

On October 9, 2015, PMI, purchased 100% of the outstanding shares of BillGuard. The contingent consideration was primarily performance-based and will be determined over a one-year period from the date of purchase. Total contingent consideration due in October 2016 is based on revenues generated and other criteria.  We measured the fair value of the contingent consideration using a probability-weighted discounted cash flow approach. Some of the significant inputs used for the valuation are not observable in the market and are thus Level 3 inputs. Contingent consideration is recorded in the consolidated balance sheet under "Other Liabilities." Significant increases or decreases in certain underlying assumptions used to value the contingent consideration could significantly increase or decrease the fair value estimates recorded in the Consolidated Balance Sheets.  On October 9, 2015, the fair value of the contingent consideration was $3.8 million, during the year ended December 31, 2015 there were fair value changes of $1.0 million resulting in a fair value of $4.8 million at December 31, 2015.

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at December 31, 2015 for Borrower Loans, Loans Held for Sale and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans / Loans Held for Sale		Notes
Discount rate assumption:	6.97%	*	6.97%	*
Resulting fair value from:
100 basis point increase	$294,179		$294,305
200 basis point increase	291,165		291,284
Resulting fair value from:
100 basis point decrease	$300,449		$300,589
200 basis point decrease	303,710		303,858
Default rate assumption:	10.11%	*	10.11%	*
Resulting fair value from:
100 basis point increase	$294,480		$294,601
200 basis point increase	291,741		291,851
Resulting fair value from:
100 basis point decrease	$300,090		$300,235
200 basis point decrease	302,931		303,088

* Represents weighted average assumptions considering all credit grades.

The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of December 31, 2015 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Weighted average market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$13,327	$533
Market servicing rate decrease to 0.60%	$15,399	$435
Weighted average prepayment assumptions	18.9%	18.9%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$14,000	$458
Applying a 0.9 multiplier to default rate	$14,524	$476
Weighted average default assumptions	11%	11%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$14,163	$484
Applying a 0.9 multiplier to default rate	$14,565	$484

These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.

8. American HealthCare Lending Acquisition

On January 23, 2015, PMI acquired all of the outstanding limited liability company interests of American HealthCare Lending, and merged American HealthCare Lending with and into PHL, with PHL surviving the merger (the “Merger”). Under the terms of the purchase agreement, the sellers of American HealthCare Lending received an aggregate of $20.2 million in cash on the closing date and will receive $0.8 million in cash one year after the closing date subject to general representations and warranties.

PHL operates a cloud-based patient financing company for healthcare providers in the cosmetic, dentistry, bariatric surgery, fertility, plastic surgery and other markets. PHL has relationships with a nationwide network of healthcare providers.  These healthcare providers refer individuals who would like to finance medical procedures through Prosper’s marketplace.  Through this acquisition Prosper expects to be able to more effectively offer affordable payment options to consumers who would like to finance elective medical procedures at the point of service.  Prosper has included the financial results of PHL in the consolidated financial statements from the date of acquisition. The amounts of gross revenue and net loss of PHL included in Prosper’s consolidated financial statements from the merger date of January 23, 2015 to December 31, 2015 were $2.8 million and $(5.8) million, respectively. Prosper recorded acquisition-related expenses of $0.2 million for the year ended December 31, 2015, which is included in general and administrative expense.

The purchase price allocation is as follows (in thousands):

Fair Value
Assets:
Cash	$1,219
Accounts receivable, net	147
Property, equipment and software, net	6
Other assets	63
Identified intangible assets:
Customer relationships	2,650
Developed technology	810
Brand name	60
Goodwill	16,825

Liabilities:
Accrued expenses and other liabilities	708
Total purchase consideration	$21,072

The goodwill balance is primarily attributed to expected operational synergies and the assembled workforce. Goodwill is expected to be deductible for U.S. income tax purposes.

The impact was not material on Prosper’s revenue and net earnings on a pro forma basis for all periods presented.

9. BillGuard Acquisition

On October 9, 2015, PMI acquired all of the outstanding shares of BillGuard. PMI merged BillGuard with and into Beach Merger Sub, Inc., a newly established entity wholly owned by PMI, with BillGuard surviving the merger. Under the terms of the purchase agreement, the sellers of BillGuard received an aggregate of approximately $20 million in cash on the closing date and will receive up to $5 million in cash one year after the closing date subject to general representations and warranties.  The contingent consideration has a maximum value of $5 million, and the events that would trigger the payout include the revenues of BillGuard during a specific three month period in 2016 and other criteria as described in the purchase agreement. The consideration is to be paid in October 2016.  The liability for the fair value of the contingent consideration is included in Other Liabilities on the Consolidated Balance Sheets. Changes in the fair value of the contingent consideration is recognized in earnings through General and Administrative expense. The liability had a fair value of $3.8 million and $4.8 million at October 9, 2015 and December 31, 2015, respectively.

BillGuard has developed applications that help consumers manage their identity, finances and credit. The acquisition will enable Prosper to offer borrowers and investors a full suite of powerful tools to help them make smarter financial decisions including obtaining loans through Prosper, and will give Prosper access to BillGuard’s engineering and product talent pool. Prosper has included the financial results of BillGuard in the consolidated financial statements from the date of acquisition. The amounts of gross revenue and net loss of BillGuard included in Prosper’s consolidated financial statements from October 9, 2015 to December 31, 2015 were $0.2 million and $2.6 million, respectively. Prosper recorded acquisition-related expenses of $0.9 million for the year ended December 31, 2015, which is included in General and Administrative Expense.

The preliminary purchase price allocation as of the merger date is as follows (in thousands):

Fair Value
Assets:
Cash	$811
Property and equipment	82
Prepaid and other assets	152
Identified intangible assets:
Developed technology	7,500
Customer relationships	3,600
Goodwill	19,543

Liabilities:
Accounts payable and accrued expenses	(1,635)
Long term debt	(1,395)
Convertible loan	(3,652)
Deferred revenue	(1,400)
Total purchase consideration	$23,606

The allocation of the purchase price is preliminary and subject to further adjustment as information relative to closing date balances and related tax balances are finalized.

Prosper believes the amount of goodwill resulting from the allocation of purchase consideration is attributable to expected operating synergies, assembled workforce, and the future development initiatives of the assembled workforce, which will position Prosper to be able to further expand its long-term growth strategy.  Goodwill is not expected to be deductible for U.S. or Israel income tax purposes.

The following unaudited pro forma financial information summarizes the combined results of operations for Prosper and BillGuard, as though the companies were combined as of January 1, 2014. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisition occurred as of January 1, 2014, nor is it indicative of future operating results. The pro forma results presented below include, amortization of acquired intangible assets and compensation expense related to the post-acquisition compensation arrangements entered into with the continuing employees (in thousands, except per share data):

Years Ended December 31,	2015	2014
Total net revenue	$204,350	$81,195
Net loss (1)	(33,677)	(16,728)
Basic and diluted net loss per share attributable to common stockholders	$(0.61)	$(0.71)

(1)

Net loss for the year ended December 31, 2015 excludes $1.6 million of one-time acquisition-related costs expenses incurred in 2015.  Net loss for the year ended December 31, 2014 was adjusted to include these numbers.

10.	Goodwill and Other Intangible Assets

Goodwill

The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill - December 31, 2014	$-
2015 acquisitions	36,368
Goodwill - December 31, 2015	$36,368

We did not record any goodwill in the year ended December 31, 2014.  We did not record any goodwill impairment expense for the year ended December 31, 2015.

Other Intangible Assets

The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$8,310	$(622)	$7,688	4.8
User base and customer relationships	6,250	(892)	5,358	9.1
Brand name	60	(55)	5	0.1
Total intangible assets subject to amortization	$14,620	$(1,569)	$13,051

We did not record any intangibles for the year ended December 31, 2014.

The user base and customer relationship intangible assets are being amortized on an accelerated basis over a three to ten year period. The technology and brand name intangible assets are being amortized on a straight line basis over three to five years and one year, respectively.

Amortization expense for the year ended December 31, 2015 was $1.6 million. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2016	$3,859
2017	3,205
2018	2,310
2019	1,789
2020	1,366
Thereafter	522
Total	$13,051

11.     Other Liabilities

Other Liabilities includes the following:

	Year Ending December 31,
	2015	2014
Class action settlement liability	$5,949	$7,861
Repurchase liability for unvested restricted stock awards	473	1,010
Contingent consideration	4,801	-
Deferred revenue	1,591	-
Servicing liabilities	484	624
Deferred rent	5,240	3,657
Other	2,197	171
Total Other Liabilities	$20,735	$13,323

12.	Net Loss Per Share

Prosper computes net loss per share in accordance with ASC Topic 260, Earnings Per Share (“ASC Topic 260”). Under ASC Topic 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities.

We compute Earnings per Share (“EPS”) using the two-class method. The two-class method allocates earnings that otherwise would have been available to common shareholders to holders of participating securities. We consider all series of our convertible preferred stock to be participating securities due to their rights to participate in dividends with common stock. As such, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders. All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of PMI’s convertible preferred stock was entitled to participate on an if converted basis in distributions, when and if declared by the board of directors, that were made to common stockholders and as a result these shares were considered participating securities. During the year ended December 31, 2015 and 2014, certain shares issued as a result of the early exercise of stock options, which are subject to a repurchase right by PMI, were entitled to receive non-forfeitable dividends during the vesting period and as a result were considered participating securities.

The adjustment from net loss to net loss available to common shareholders represents the excess over the carrying value of such shares paid to certain preferred shareholders upon repurchase of their preferred shares as described below in Note 13 Convertible Preferred Stock and Stockholders’ Deficit. The weighted average shares used in calculating basic and diluted net loss per share excludes certain shares that are disclosed as outstanding shares in the Consolidated Balance Sheets and Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.

Basic and diluted net loss per share was calculated as follows (net loss in thousands):

	Year Ended December 31,
	2015	2014
Numerator:
Net loss	$(25,968)	$(2,669)
Excess return to preferred shareholders on repurchase	-	(14,892)
Net loss available to common stockholders for basic and diluted EPS	(25,968)	(17,561)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	55,547,408	44,484,005
Basic and diluted net loss per share	$(0.47)	$(0.39)

Due to losses attributable to PMI’s common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock or if converted method, in accordance with ASC Topic 260:

	Year Ended December 31,
	2015	2014
	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	177,388,425	153,499,785
Stock options issued and outstanding	34,358,106	24,974,990
Unvested stock options exercised	9,806,170	20,571,345
Restrictive Stock Units	190,517	-
Warrants issued and outstanding	588,660	884,435
Total common stock equivalents excluded from diluted net loss per common share computation	222,331,878	199,930,555

The number of shares issued and outstanding reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.

13.Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

Under PMI’s amended and restated certificate of incorporation, preferred stock is issuable in series, and the board of directors is authorized to determine the rights, preferences, and terms of each series.

In January 2013, PMI issued and sold 69,340,760 shares of New Series A (“New Series A”) convertible preferred stock in a private placement at a purchase price of $0.29 per share for $19.8 million, net of issuance costs. In connection with that sale, PMI issued 25,585,910 shares at par value $0.01 per share of Series A-1 (“Series A-1”) convertible preferred stock to the holders of shares of PMI’s convertible preferred stock that was outstanding immediately prior to the sale (“Old Preferred Shares”) in consideration for such stockholders participating in the sale. In connection with the New Series A sale, Old Preferred Shares were converted into shares of common stock at a ratio of 1:1 if the holder of the Old Preferred Shares participated in the New Series A sale or at a 10:1 ratio if the holder of the Old Preferred Shares did not so participate. In addition, each such participating holder received a share of New Series A-1 convertible preferred stock for every dollar of liquidation preference associated with an Old Preferred Share held by such holder. Each share of Series A-1 preferred stock has a liquidation preference of $2.00 and converts into common stock at a ratio of 1,000,000:1. The New Series A and Series A-1 convertible preferred stock were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.

In September 2013, PMI issued and sold 41,443,670 shares of New Series B (“New Series B”) convertible preferred stock in a private placement at a purchase price of $0.60 per share for approximately $24.9 million, net of issuance costs.  The New Series B convertible preferred stock was sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.

In May 2014, PMI issued and sold 24,404,770 shares of New Series C (“New Series C”) convertible preferred stock in a private placement at a purchase price of $2.87 per share for approximately $69.9 million, net of issuance costs. The Series C convertible preferred stock was sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering. The purpose of the New Series C private placement was to raise funds for general corporate needs and for the tender offer discussed below.

On June 18, 2014, PMI issued a Tender Offer Statement to purchase up to 6,963,785 shares, in the aggregate, of its New Series A convertible preferred Stock and New Series B convertible preferred Stock, at a price equal to $2.87 per share. Upon closure of the tender offer on July 16, 2014, 782,540 shares of New Series A convertible preferred Stock and 5,667,790 share of New Series B convertible preferred Stock were purchased for an aggregate price of $18.5 million

In April 2015, PMI issued and sold 23,888,640 shares of New Series D (“New Series D”) convertible preferred stock in a private placement at a purchase price of $6.91 per share for proceeds of approximately $164.8 million, net of issuance costs. The New Series D convertible preferred stock was sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering. The purpose of the New Series D private placement was to raise funds for general corporate needs and for the share repurchase discussed below.

The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of December 31, 2015 are disclosed in the table below (dollars in thousands):

Convertible Preferred Stock	Par Value	Authorized shares	Outstanding and Issued shares	Liquidation Preference
New Series A	$0.01	68,558,220	68,558,220	$19,774
Series A-1	0.01	24,760,915	24,760,915	49,522
New Series B	0.01	35,775,880	35,775,880	21,581
New Series C	0.01	24,404,770	24,404,770	70,075
New Series D	0.01	23,888,640	23,888,640	165,000
		177,388,425	177,388,425	325,952

The number of shares issued and outstanding reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.

Dividends

Dividends on shares of the New Series A, New Series B, New Series C and New Series D convertible preferred stock are payable only when, as, and if declared by the Board of Directors. No dividends will be paid with respect to the common stock until any declared dividends on the New Series A, New Series B, New Series C and New Series D convertible preferred stock have been paid or set aside for payment to the New Series A, New Series B, New Series C and New Series D convertible preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then effective conversion rate. The Series A-1 convertible preferred shares have no dividend rights.  To date, no dividends have been declared on any of the PMI’s preferred stock or common stock.

Conversion

Under the terms of PMI’s amended and restated certificate of incorporation, the holders of preferred stock have the right to convert such preferred stock into common stock at any time. In addition, all preferred stock automatically converts into common stock (i) immediately prior to the closing of an Initial Public Offering (“IPO”) that values Prosper at least at $2 billion and that results in aggregate proceeds to Prosper of at least $100 million or (ii) upon a written request from the holders of at least 60% of the voting power of the outstanding preferred stock (on an as-converted basis) including at least 14% of the voting power of the outstanding Series A-1 convertible preferred stock. In addition, if a holder of the New Series A convertible preferred stock has converted any of the New Series A convertible preferred stock, then all of such holder’s shares of Series A-1 convertible preferred stock also will be converted upon a liquidation event. In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by its Board of Directors. At present, the New Series A, New Series B, New Series C and the New Series D convertible preferred stock converts into PMI common stock at a 1:1 ratio while the Series A-1 convertible preferred stock converts into common stock at a 1,000,000:1 ratio.

Liquidation Rights

PMI’s convertible preferred stock has been classified as temporary equity on the Consolidated Balance Sheets. The preferred stock is not redeemable; however, upon in the event of a voluntary or involuntary liquidation, dissolution, change in control or winding up of PMI, holders of the convertible preferred stock may have the right to receive its liquidation preference under the terms of PMI’s certificate of incorporation.

Each holder of New Series A, New Series B, New Series C and New Series D convertible preferred stock is entitled to receive, on a pari passu basis, prior and in preference to any distribution of proceeds from a liquidation event to the holders of Series A-1 preferred stock or common stock, an amount per share for each share of New Series A, New Series B, New Series C and New Series D convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share. After the payment or setting aside for payment to the holders of New Series A, New Series B, New Series C and New Series D convertible preferred stock, the holders of Series A-1 convertible preferred stock are entitled to receive, prior and in preference to any distribution of proceeds to the holders of common stock an amount per share for each such share of Series A-1 convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share. After the payment or setting aside for payment to the holders of New Series A, New Series B, New Series C and New Series D convertible preferred stock and Series A-1 preferred stock, the entire remaining proceeds legally available for distribution will be distributed pro rata to the holders of New Series A preferred stock and common stock in proportion to the number of shares of common stock held by them assuming the New Series A preferred stock has been converted into shares of common stock at the then effective conversion rate, provided that the maximum aggregate amount per share of New Series A convertible preferred stock which the holders of New Series A convertible preferred stock shall be entitled to receive is three times the original issue price for the New Series A convertible preferred stock. At present, the liquidation preferences are equal to $0.29 per share for the New Series A convertible preferred stock, $2.00 per share for the Series A-1 convertible preferred stock, $0.60 per share for the New Series B convertible preferred stock, $2.87 per share for the New Series C convertible preferred stock and $6.91 for the New Series D convertible preferred stock.

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

Common Stock

PMI, through its amended and restated certificate of incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On May 15, 2014, PMI amended and restated its certificate of incorporation to effect an increase in the number of authorized shares of stock. The total number of shares of stock which PMI has the authority to issue is 454,989,825, consisting of 270,326,075 shares of common stock, $0.01 par value per share, and 184,663,750 shares of preferred stock, $0.01 par value per share,

69,340,760 of which are designated as New Series A preferred stock, 25,585,910 of which are designated as Series A-1 preferred stock, 41,443,670 of which are designated New Series B preferred stock, 24,404,770 of which are designated as Series C preferred stock, and 23,888,640 of which are designated New Series D preferred stock. As of December 31, 2015, 70,367,425 shares of common stock were issued and 69,431,490 shares of common stock were outstanding. As of December 31, 2014, 72,243,500 shares of common stock were issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.  Also, on October 29, 2013, PMI amended and restated its certificate of incorporation to effect a 1-for-10 reverse stock split.

During 2015, PMI repurchased 4,225,490 shares of common stock from certain employees at a price equal to 6.91 per share for an aggregate purchase price of $29.2 million. As the purchase price exceeded the fair value of common stock at the time of the repurchase, Prosper recognized compensation costs of $6.2 million of which $0.33 million is recorded in Origination and Servicing, $0.07 million in Sales and Marketing and $5.7 million in General and Administrative on the Consolidated Statements of Operations. As part of the transactions, PMI repurchased 3,607,095 shares for a total of $24.9 million from Prosper’s executive officers.

Common Stock Issued upon Exercise of Stock Options

During the year ended December 31, 2015 and 2014, PMI issued 3,211,935 and 4,624,335 shares of common stock, respectively, upon the exercise of options for cash proceeds of $0.88 million and $0.89 million, respectively, of which 76,045 and 4,328,585 were unvested, respectively. Certain options are eligible for exercise prior to vesting. These unvested options may be exercised for restricted shares of common stock that have the same vesting schedule as the options. Prosper records a liability for the exercise price paid upon the exercise of unvested options, which is reclassified to common stock and additional paid-in capital as the shares vest. Should the holder’s employment be terminated, the unvested restricted shares are subject to repurchase by PMI at an amount equal to the exercise price paid for such shares. At December 31, 2015 and 2014, there were 9,806,170 and 20,571,345 shares respectively of restricted stock outstanding that remain unvested and subject to PMI’s right of repurchase.

Common Stock Issued upon Exercise of Warrants

For the year ended December 31, 2015 and 2014, PMI issued 207,065 and 584,615 shares of common stock upon the exercise of warrants, for $0.61 per share and $0.39 per share respectively.

14.	Stock-based Compensation

In 2005, PMI’s stockholders approved the adoption of the 2005 Stock Plan. On December 1, 2010, PMI’s stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (the “2005 Plan”). During the year ended December 31, 2015, the 2005 Plan expired and PMI’s stockholders approved the adoption of the 2015 Equity Incentive Plan (the “2015 Plan”). As of December 31, 2015, under the 2015 Plan, options to purchase up to 13,194,765 shares of common stock are reserved and may be granted to employees, directors, and consultants by PMI’s Board of Directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter or vest 50% two years from the vesting commencement date and 1/48 per month thereafter.  In no event are options exercisable more than ten years after the date of grant.

The number of options, restricted stock units and amounts per share reflects a 5-for-1 forward stock split effected by PMI on February 16, 2016.

Early Exercised Stock Options

With the approval of its Board of Directors, PMI allows certain employees and directors to exercise stock options granted under the 2005 Plan prior to vesting. The unvested shares are subject to a repurchase right held by PMI at the original exercise price. Early exercises of options are not deemed to be substantive exercises for accounting purposes and therefore, amounts received for early exercises are initially recorded in repurchase liability for unvested restricted stock awards which is included in Other Liabilities on the Consolidated Balance Sheets. Such amounts are reclassified to common stock and additional paid-in capital as the underlying shares vest. The activity of options that were early exercised under the 2005 Plan follow for the years below:

	Early exercised options, unvested	Weighted average exercise price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2014	27,970,670	$0.02
Exercise of non-vested stock options	4,328,585	0.19
Repurchase of restricted stock	(909,465)	0.02
Restricted stock vested	(10,828,445)	0.03
Balance as of December 31, 2014	20,561,345	0.05
Exercise of non-vested stock options	76,045	1.11
Repurchase of restricted stock	(1,493,775)	0.10
Restricted stock vested	(9,337,445)	0.05
Balance as of December 31, 2015	9,806,170	0.05	1.58	$54,620
Options expected to vest	9,614,920	$0.05	1.58	$53,555

Additional information regarding the unvested early exercised stock options outstanding as of December 31, 2015 is as follows:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted –Avg. Remaining Life	Weighted –Avg. Exercise Price
$0.02	9,116,670	1.56	$0.02
0.11	511,180	1.69	0.11
1.13	165,820	2.58	1.13
3.62	12,500	3.17	3.62
$0.02 - $3.62	9,806,170	1.58	$0.05

Stock Option Activity

Stock option activity under the 2005 Plan and 2015 Plan is summarized as follows for the years below:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2014	4,474,880	$0.29
Options granted	26,438,815	$0.35
Options exercised – vested	(295,750)	$0.26
Options exercised – nonvested	(4,328,585)	$0.19
Options forefeited	(1,314,370)	$0.36
Balance as of December 31, 2014	24,974,990	$0.37
Options granted	23,422,230	$4.51
Options exercised – vested	(3,135,890)	$0.25
Options exercised – nonvested	(76,045)	$1.11
Options forfeited	(4,759,680)	$1.52
Balance as of December 31, 2015	40,425,605	$2.64	8.80	$118,331
Options vested and expected to vest as of December 31, 2015	34,959,394	$2.64	8.80	$102,331
Options vested and exercisable at December 31, 2015	28,022,165	$1.67	8.45	$109,395

For the year ended December 31, 2015, we granted stock options to purchase 23,422,230 shares of common stock at a weighted average grant date fair value of $5.14 per share.

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of December 31, 2015 is as follows:

	Options Outstanding			Options Vested and Exercisable
		Weighted –	Weighted –		Weighted -
Range of		Avg.	Avg.		Avg.
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Vested	Price
$0.02 - $0.20	12,742,705	8.08	$0.11	12,742,705	$0.11
0.21 - 0.99	901,860	5.31	0.33	892,410	0.33
1.00 - 2.00	4,694,560	8.54	1.13	2,856,730	1.13
2.01 - 4.00	11,530,320	9.13	3.62	11,530,320	3.62
4.01 - 5.52	10,556,160	9.73	5.50	-	-
$0.02 - $5.52	40,425,605	8.80	$2.64	28,022,165	$1.67

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires Prosper to make assumptions and judgments about the variables used in the calculation, including the fair value of PMI’s common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of PMI’s common stock, a risk-free interest rate, and expected dividends. Given the absence of a publicly traded market, Prosper considered numerous objective and subjective factors to determine the fair value of PMI’s common stock at each grant date. These factors included, but were not limited to: (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) the prices for PMI’s preferred stock sold to outside investors; (iii) the rights, preferences and privileges of PMI’s preferred stock relative to PMI’s common stock; (iv) the lack of marketability of PMI’s common stock; (v) developments in the business; (vi) secondary transactions of PMI’s common and preferred shares and (vii) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of Prosper, given prevailing market conditions. As PMI’s stock is not publically traded volatility for stock options is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of Prosper. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options using the simplified method. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Prosper uses an expected dividend yield of zero as it does not anticipate paying any dividends in the foreseeable future.

Prosper also estimates forfeitures of unvested stock options. Expected forfeitures are based on Prosper’s historical experience.  To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest.

The fair value of PMI’s stock option awards for the year ended December 31, 2015 and 2014 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Year ended
	December 31,
	2015	2014
Volatility of common stock	55.69%	68.28%
Risk-free interest rate	1.74%	1.79%
Expected life	6.0 years	5.7 years
Dividend yield	0%	0%

Under the 2005 Stock Plan certain executive officers of PMI were granted performance-based stock options during 2014.  The vesting of these performance-based stock options was contingent upon the achievement of certain revenue targets or target ratios of marketing expenditures to revenues for the year ended December 31, 2014.

The fair value of the performance-based stock options was estimated on the date of grant using the Black-Scholes option valuation model. Prosper used the following assumptions in measuring the fair value of these performance-based stock options: a 66% rate for expected volatility, 0% rate for expected dividends, 5.23 years for the expected term and a 1.66% risk-free rate.

PMI granted 10,164,480 performance-based stock options with an exercise price of $0.11 per share during 2014. The contractual term of these options is 10 years. Since the performance targets were achieved, 9,624,480 performance-based stock options became fully vested and 540,000 performance-based stock options were forfeited on the termination of employment. The aggregate expense recognized during 2014 related to these performance-based stock options was $587 thousand. PMI did not grant any performance-based options in 2015.

Restricted Stock Unit Activity

During the year ended December 31, 2015, PMI began granting restricted stock units (“RSUs”) to certain employees that are subject to three-year vesting terms or a four year vesting terms and the occurrence of a liquidity event.

The aggregate fair value of the RSUs granted was $13.3 million. The following table summarizes the activities for PMI’s RSUs during 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2015	-
Granted	2,407,060	$5.52
Vested	(190,517)	$5.52
Forfeited	(381,033)
Unvested - December 31, 2015	1,835,510	$5.52

The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s consolidated statements of operations during the periods presented (in thousands):

	December 31,
	2015	2014
Origination and Servicing	$1,231	$104
Sales and Marketing	2,561	767
General and Administrative	9,219	1,150
Total stock based compensation	$13,011	$2,021

During the year ended December 31, 2015 and 2014, Prosper capitalized $623 thousand, and $21 thousand, respectively, of stock-based compensation as internal use software and website development costs. Management modified or accelerated the vesting terms for certain employee options, which resulted in an additional $0.1 million and $0.6  million of stock-based compensation expense for the year ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the unamortized stock-based compensation expense related to Prosper employees’ unvested stock-based awards was approximately $46.3 million, which will be recognized over the remaining weighted-average vesting period of approximately 3.2 years.

15.	Income Taxes

The components of income tax are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Current:
Federal	$—	$—
State	—	—
Foreign	(5)	—
Total Current Income Tax (Benefit)	(5)	—
Deferred:
Federal	320	—
State	25	—
Foreign	—	—
Total Deferred Income Tax	345	—
Total Income Tax	$340	$—

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2014, Prosper identified errors that affected the effective tax rate reconciliation and our deferred income tax tables as of December 31, 2014.  The errors were the result of treating servicing assets and liabilities as permanent differences rather than as temporary differences.  The effective tax rate reconciliation and deferred income tax tables below for the year ended December 31, 2014 have been revised to reflect the correction of the errors.  There was no effect on Prosper's effective tax rate due to the full valuation allowance and management does not believe these errors were material to the financial statements taken as a whole.

Prosper did not have any current or deferred federal or state income tax expense for the year ended December 31, 2014. The income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

	Year Ended December 31,
	2015	2014
Federal tax at statutory rate	34%	34%
State tax at statutory rate (net of federal benefit)	12%	1%
Change to Uncertain Tax Position	10%	0%
Permanent Items	(—)%	(11)%
Incentive Stock Options	(9)%	(9)%
Acquisition Related Costs	(3)%	0%
Change in valuation allowance	(46)%	(25)%
Credits and Reserves	(—)%	9%
Other	1%	1%
	(1)%	0%

Temporary items that give rise to significant portions of deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Net operating loss carry forwards	$44,632	$24,756
Research & other credits	502	421
Settlement liability	2,466	2,964
Stock compensation	3,193	344
Accrued liabilities	5,794	2,320
Other	126	45
Deferred tax assets	56,713	30,850

Fair value of loans	(1,406)	(1,160)
Net servicing rights	(5,752)	(1,203)
Fixed assets	(721)	-
Intangible assets	(4,246)	-
Deferred tax liabilities	(12,125)	(2,363)
Net deferred tax assets	44,588	28,487
Valuation allowance	(44,933)	(28,487)
Net deferred tax liabilities	$(345)	$—

Prosper has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in ASC Topic 740 and, accordingly, established a full valuation allowance against the net deferred tax asset. The valuation allowance as of December 31, 2015, increased by $16.4 million to ($44.9) million from ($28.5) million in the prior fiscal year, an increase of 58%. Under ASC 740, Accounting for Income Taxes (“ASC Topic 740”), a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance would be based upon management’s best estimate of Prosper’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reduced when management believes that the assets are realizable on a more-likely-than-not basis.

The Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, Prosper’s ability to utilize net operating losses and credit carryforwards may be limited in the future as the result of such an “ownership change.”

Prosper files Federal and various state income tax returns. Prosper has net operating loss carryforwards for both federal and state income tax purposes of approximately $144.4 million and $161.6 million respectively as of December 31, 2015, available to reduce future income subject to income taxes. Prosper has $10.8 million of net operating losses that will be credited to additional paid in capital when realized related to equity compensation.  The federal net operating loss carryforwards will begin to expire in 2025. The state net operating loss carryforwards will begin to expire in 2016. Prosper has federal and California research and development tax credits of approximately $429 thousand and $450 thousand, respectively. The federal research credits will begin to expire in 2025 and the California research credits have no expiration date.  Prosper also has California enterprise zone credits of $1.1 million that will begin to expire in 2024.

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2014, Prosper identified an error that affected the disclosure of Unrecognized Tax Benefits as of December 31, 2014.  The error was the result of presenting a portion of the unrecognized tax benefit gross of the application of the applicable tax rate.  The amount of unrecognized tax benefits as of January 1, 2014 has been revised to reflect the correction of the error.  All unrecognized tax benefits are netted against deferred tax assets with a full valuation allowance.  Management does not believe this error was material to the financial statements taken as a whole.

The following table summarizes Prosper’s activity related to its unrecognized tax benefits (in thousands):

	December 31,	December 31,
	2015	2014
Balance at January 1,	$4,927	$4,927
Decrease related to current year tax position	(4,014)	-
Balance at December 31,	$913	$4,927

None of the unrecognized tax benefits would affect Prosper’s effective tax rate if these amounts are recognized due to the full valuation allowance.

Prosper’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2015, Prosper has not incurred any interest or penalties.

All tax returns will remain open for examination by the federal and most state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.

16.	Commitments and Contingencies

Future Minimum Lease Payments

Prosper has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2022 and 2027. Prosper recognized total rental expenses under operating leases of $4.1 million and $2.0 million during the years ended December 31, 2015 and 2014, respectively.

Future minimum rental payments under these leases as of December 31, 2015 are as follows (in thousands):

2016	$6,352
2017	9,408
2018	10,199
2019	10,556
2020	11,065
Thereafter	43,122
Total future operating lease obligations	$90,702

 Operating Commitments

Prosper amended and restated an agreement with WebBank, under which all Borrower Loans originated through the platform are made by WebBank under its bank charter. The arrangement allows for Borrower Loans to be offered to borrowers at uniform nationwide terms. Prosper is required to pay the greater of a monthly minimum fee or a fee calculated based on a certain percentage of monthly Borrower Loan origination volume. The minimum annual fee for year ended December 31, 2016 is $1.4 million.

Loan Purchase Commitments

Prosper has entered into an agreement with WebBank to purchase $32.7 million of Borrower Loans that WebBank originated during the last business day of fiscal 2015 and first business day of fiscal 2016. Prosper will purchase these Borrower Loans within the first two business days of fiscal 2016.

Repurchase and Indemnification Contingency

Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans sold through the Whole Loan channels, which at December 31, 2015 is $3,804 million. Prosper had accrued $510 thousand and $171 thousand as of December 31, 2015 and 2014 respectively in regard to this obligation.

Securities Law Compliance

From inception of Prosper through October 16, 2008, Prosper sold approximately $178.0 million of Borrower Loans to investors through the old platform structure, whereby Prosper assigned promissory notes directly to investors. Prosper did not register the offer and sale of the promissory notes corresponding to these Borrower Loans under the Securities Act or under the registration or qualification provisions of any state securities laws. Prosper believes that the question of whether or not the operation of the platform during this period constituted an offer or sale of “securities” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the platform during this period were viewed as a securities offering, Prosper would have failed to comply with the registration and qualification requirements of federal and state laws.

In 2008, plaintiffs filed a class action lawsuit against Prosper and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California. The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. On July 19, 2013 solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation agreed to enter into a settlement to resolve all claims related thereto (the “Settlement”). In connection with the Settlement, Prosper agreed to pay an aggregate amount of $10 million into a settlement fund, split into four annual installments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. The Settlement received final approval in a final order and judgment entered by the Superior Court on April 16, 2014. Pursuant to the final order and judgment, the claims in the class action were dismissed, and at the effective time of the Settlement (June 16, 2014), the defendants will have been released by the plaintiffs from all claims that were or could have been asserted concerning the issues alleged in the class action lawsuit. The reserve for the class action settlement liability is $5.9 million in the Consolidated Balance Sheets as of December 31, 2015.

17.	Related Parties

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

Prosper’s executive officers, directors who are not executive officers and certain affiliates participate on Prosper’s marketplace by purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper as of December 31, 2015 and 2014 are summarized below (in thousands):

	Aggregate Amount of		Interest Earned on
Related Party	Notes Purchased		Notes
	2015	2014	2015	2014
Executive officers and management	$1,361	$1,127	$206	$163
Directors	244	42	9	10
Total	$1,605	$1,169	$215	$173

Related Party	Notes balance as of December 31,
	2015	2014
Executive officers and management	$1,912	$1,614
Directors	325	76
	$2,237	$1,690

18.	Postretirement Benefit Plans

Prosper has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service.  Prosper’s contributions to the plan are discretionary. During the years ended December 31, 2015 and 2014, Prosper has contributed $1.9 million and $0.66 million to the 401(k) plan, respectively.

19.	Significant Concentrations

Prosper is dependent on third party funding sources such as banks and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2015, 37%, 19% and 11% were purchased by three different parties. This compares to 37%, 22% and 13% for the year ended December 31, 2014.  Further, a significant portion of our business is dependent on funding through the Whole Loan Channel, for which 95% and 89% of Borrower Loans were funded through the Whole Loan Channel in the years ending December 31, 2015 and 2014, respectively.

Prosper receives all of its transaction fee revenue from WebBank.  Prosper earns a transaction fee from WebBank for our services in facilitating originations of Borrower Loans issued by WebBank.  The rate of the transaction fee for each individual Borrower Loan based on the term and credit grade of the Borrower Loan.

20.	Segments

Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have a single reporting segment and operating unit structure.

21.	Subsequent Events

On February 16, 2016, PMI amended and restated its Certificate of Incorporation to effect a 5-for-1 forward stock split. The total number of shares of stock which the PMI shall have the authority to issue is 464,214,500, consisting of 286,826,075 shares of Common Stock, $0.01 par value per share, and 177,388,425 Preferred Stock, $0.01 par value per share, 68,558,220 of which are designated as "Series A Preferred Stock," 24,760,915 of which are designated as "Series A-1 Preferred Stock," 35,775,880 of which are designated as "Series B Preferred Stock," 24,404,770 of which are designated as “Series C Preferred Stock” and 23,888,640 of which are designated as “Series D Preferred Stock.” Each share of Common Stock issued and outstanding immediately prior to the effective date shall be split and converted into five shares of Common Stock; each share of Series A Preferred Stock, Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock issued and outstanding immediately prior to the effective date, shall be converted into five shares of Series A Preferred Stock, Series A- Preferred Stock, Series B  Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively. No fractional shares shall be issued in connection with the forward stock split.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Prosper Funding LLC

San Francisco, CA

We have audited the accompanying consolidated balance sheets of Prosper Funding LLC and subsidiary (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, member’s equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosper Funding LLC as of December 31, 2015, and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company earns significant amounts of revenues and incurs significant expenses with a related party, its direct parent company, Prosper Marketplace, Inc.

DELOITTE & TOUCHE LLP

San Francisco, CA

March 17, 2016

Prosper Funding LLC

Consolidated Balance Sheets

(in thousands)

	December 31,	December 31,
	2015	2014
Assets
Cash and Cash Equivalents	$15,026	$23,777
Restricted Cash	139,937	73,103
Short Term Investments	1,277	1,274
Loans Held for Sale at Fair Value	32	8,463
Borrower Loans Receivable at Fair Value	297,273	273,243
Property and Equipment, Net	8,419	1,125
Related Party Receivable	-	1,135
Servicing Assets	13,605	3,116
Other Assets	122	4
Total Assets	$475,691	$385,240
Liabilities and Member's Equity
Accounts Payable and Accrued Liabilities	$2,122	$612
Payable to Related Party	2,989	-
Payable to Investors	135,661	63,809
Notes at Fair Value	297,405	273,783
Other Liabilities	1,209	745
Total Liabilities	439,386	338,949
Member's Equity
Member's Equity	-	29,619
Retained Earnings	36,305	16,672
Total Member's Equity	36,305	46,291
Total Liabilities and Member's Equity	$475,691	$385,240

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC

Consolidated Statements of Operations

(amounts in thousands)

	Year ended December 31,
	2015	2014
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	$57,919	$28,519
Servicing Fees, Net	16,218	4,168
Gain on Sale of Borrower Loans	14,151	3,733
Other Revenues	1,500	—
Total Operating Revenues	89,788	36,420
Interest Income on Borrower Loans	41,380	42,370
Interest Expense on Notes	(38,174)	(38,734)
Net Interest Income	3,206	3,636
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	59	209
Total Net Revenues	93,053	40,265
Expenses
Administration Fee – Related Party	62,786	24,966
Servicing	3,705	1,509
General and Administrative	1,227	506
Total Expenses	67,718	26,981
Total Net Income	$25,335	$13,284

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC

Consolidated Statements of Member’s Equity

(amounts in thousands)

		Retained
		Earnings
	Member’s	(Accumulated
	Equity	Deficit)	Total
Balance as of January 1, 2014	$15,836	$3,388	$19,224
Capital Infusion from Parent	15,000	—	15,000
Transfer of Servicing Rights to Parent	(1,217)	—	(1,217)
Net Income	—	13,284	13,284
Balance as of December 31, 2014	$29,619	$16,672	$46,291
Distributions to Parent	(29,370)	(6,130)	(35,500)
Transfer of Servicing Rights to Parent	(249)	—	(249)
Adjustment to Servicing Rights on Transition to Fair Value	—	428	428
Net Income	—	25,335	25,335
Balance as of December 31, 2015	$—	$36,305	$36,305

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC

Consolidated Statements of Cash Flows

(amounts in thousands)

	For the Twelve Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net Income	$25,335	$13,284
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	(59)	(596)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(57)	-
Gain on Sale of Borrower Loans	(14,561)	(4,034)
Amortization and Change in Fair Value of Servicing Rights	4,176	594
Depreciation and Amortization	3,161	1,331
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(3,517,467)	(1,416,715)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	3,525,759	1,411,531
Restricted Cash Except for those Related to Investing Activities	(68,776)	(28,125)
Other Assets	(118)	3
Accounts Payable and Accrued Liabilities	1,510	405
Payable to Investors	71,852	25,788
Net Related Party Receivable/Payable	2,880	(1,340)
Other Liabilities	539	90
Net Cash Provided by Operating Activities	34,174	2,216
Cash Flows From Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(197,436)	(177,088)
Principal Payment of Borrower Loans Held at Fair Value	151,893	121,081
Purchase of Short Term Investments	(1,277)	(1,274)
Maturities of Short Term Investments	1,274	1,271
Purchases of Property and Equipment	(9,211)	(846)
Changes in Restricted Cash Related to Investing Activities	1,942	1,672
Net Cash Used in Investing Activities	(52,815)	(55,184)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	197,228	176,865
Payments of Notes Held at Fair Value	(151,838)	(120,909)
Cash Distributions to Parent	(35,500)	-
Loan Advances to Parent	(10,000)	-
Loan Repayments from Parent	10,000	-
Member’s Equity Capital Infusion from Parent	-	15,000
Net Cash Provided by Financing Activities	9,890	70,956
Net Increase (Decrease) in Cash and Cash Equivalents	(8,751)	17,988
Cash and Cash Equivalents at Beginning of the Year	23,777	5,789
Cash and Cash Equivalents at End of the Year	$15,026	$23,777
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$38,168	$41,053
Non-Cash Operating Activity - Servicing Rights Fair Value Adjustment	428	-
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	1,436	192
Non-Cash Financing Activity, Distribution to Parent	$249	$1,228

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC

Notes to Consolidated Financial Statements

1.	Organization and Business

Prosper Funding LLC (“PFL”) was formed in the state of Delaware in February 2012 as a limited liability company with the sole equity member being Prosper Marketplace, Inc. (“PMI”).  Except as the context otherwise requires, as used in these Notes to Consolidated Financial Statements of Prosper Funding LLC, “Prosper Funding,” “we,” “us,” and “our” refers to PFL and its wholly owned subsidiary, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, on a consolidated basis.

PFL was formed by PMI to hold Borrower Loans and issue Notes through the marketplace. Although Prosper Funding is consolidated with PMI for accounting and tax purposes, Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding. Prosper Funding’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that Prosper Funding will become subject to bankruptcy proceedings directly. Prosper Funding seeks to achieve this by placing certain restrictions on its activities and implementing certain formal procedures designed to expressly reinforce its status as a distinct entity from PMI.

Since February 1, 2013, all Notes issued and sold through the marketplace are issued, sold and serviced by PFL. Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the marketplace, as agent of WebBank, in connection with the submission of Borrower Loan applications by potential borrowers, the origination of related Borrower Loans by WebBank and the funding of such Borrower Loans by WebBank. Pursuant to an Administration Agreement between PFL and PMI, PMI manages all other aspects of the marketplace on behalf of PFL.

A borrower who wishes to obtain a loan through the marketplace must post a loan listing, or listing, on the marketplace. PFL allocates listings to one of two investor funding channels: (i) the “Note Channel,” which allows investors to commit to purchase Notes from PFL, the payments of which are dependent PFL’s receipt of payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows investors to commit to purchase 100% of a Borrower Loan directly from PFL.

All loans requested and obtained through the marketplace are unsecured obligations of individual borrowers with a fixed interest rate and loan terms set at three or five years as of December 31, 2015. All loans made through the marketplace are funded by WebBank, an FDIC-insured, Utah chartered industrial bank. After funding a loan, WebBank sells the loan to PFL, without recourse to WebBank, in exchange for the principal amount of the loan. WebBank does not have any obligation to purchasers of the Notes.

Prosper Funding’s marketplace is designed to allow investors to invest in Borrower Loans in an open transparent marketplace, with the aim of allowing both investors and borrowers to benefit financially as well as socially. Prosper Funding believes marketplace lending represents a new model of consumer lending, where individuals and institutions can earn the interest spread of a traditional consumer lender but must also assume the credit risk of a traditional consumer lender.

As of December 31, 2015, Prosper Funding’s marketplace was open to investors in 30 states and the District of Columbia. Additionally, as of December 31, 2015 Prosper Funding’s marketplace was open to borrowers in 46 states and the District of Columbia. Currently, the marketplace does not operate internationally.

2.	Significant Accounting Policies

Basis of Presentation

Prosper Funding’s consolidated financial statements include the accounts of PFL and its wholly-owned subsidiary PAH. All intercompany balances and transactions between PFL and PAH have been eliminated in consolidation. Prosper Funding’s financial statements have been prepared in accordance with U.S generally accepted accounting principles (“U.S. GAAP”).

Use of Estimates

The preparation of Prosper Funding’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of Loans Held for Sale, Borrower Loans and associated Notes, valuation of servicing rights, repurchase and indemnification obligation, and contingent liabilities. Prosper Funding bases its estimates on historical experience from all Borrower Loans, and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates, and those could be material.

Certain Risks

In the normal course of its business, Prosper encounters significant credit risk. Financial instruments that potentially subject Prosper Funding to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. Prosper Funding places cash, cash equivalents and restricted cash with high-quality financial institutions and is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds federally insured amounts. Prosper Funding also performs periodic evaluations of the relative credit standing of these financial institutions and has not recognized any losses in earnings from instruments held at these financial institutions.

As a lending marketplace, Prosper Funding believes its customers are highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. These external economic conditions and resulting trends or uncertainties could adversely impact its customers’ ability or desire to participate on its marketplace as borrowers or investors, and consequently could negatively affect its business and results of operations.

To the extent that Borrower Loan (including Borrower Loans that have been sold) payments are not made, servicing income will be reduced. A group of Notes corresponding to a particular Borrower Loan is wholly dependent on the repayment of such Borrower Loan. As a result, Prosper Funding does not bear the credit risk on such Borrower Loan.

Reclassifications

During the period ended December 31, 2015, Prosper Funding changed the presentation of its revenues in the Consolidated Statements of Operations. A new line called “Gain on Sales of Borrower Loans” was created with the amounts included in this line previously classified as “Other Revenue.”  Prior period amounts have been reclassified to conform to the current presentation.

Prosper Funding also changed the presentation of the servicing assets on its Consolidated Balance Sheets by reclassifying them from “Prepaids and Other Assets” to “Servicing Assets.”  Prosper also changed the presentation of liabilities by creating “Other Liabilities” and reclassified servicing liabilities from “Accounts Payable and Accrued Liabilities” to “Other Liabilities”.   Prior period amounts have been reclassified to conform to the current presentation.   Management believes these changes make the financial statements more useful for the readers of the financial statements and comparable with Prosper Funding’s competitors.

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

As a result of the nature of the retained servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans.   For all of these entities we either do not have the power to direct the activities that most significantly affect the VIE’s economic performance or we do not have a potentially significant economic interest in the VIE.   In no case are we the primary beneficiary and as a result none of these entities are consolidated on Prosper Funding’s consolidated financial statements.

Management regularly reviews and reconsiders its previous conclusions regarding the status of an entity as a VIE and whether we are required to consolidate such VIE in the consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents are recorded at cost, which approximates fair value. Such deposits periodically exceed amounts insured by the FDIC.

Restricted Cash

Restricted cash consists primarily of cash deposits and short term certificates of deposit held as collateral as required for loan funding and servicing activities, and cash that investors or Prosper Funding has on the platform that has not yet been invested in Borrower Loans or disbursed to the investor.

Short Term Investments

Short term investments consists of  certificates of deposit with a term greater than three months but less than a year that are held as collateral as required for loan funding and servicing activities.

Fair Value Measurement

Prosper Funding measures the fair value of assets and liabilities in accordance with its fair value hierarchy which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. We apply this framework whenever other standards require (or permit) assets or liabilities to be measured at fair value.

We define fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The price used to measure the fair value is not adjusted for transaction costs. Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

Under ASC Topic 820, assets and liabilities carried at fair value on the balance sheets are classified among three levels based on the observability of the inputs used to determine fair value:

Level 1 — The valuation is based on quoted prices in active markets for identical instruments.

Level 2 — The valuation is based on observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation methodologies for which all significant assumptions are observable in the market.

Level 3 — The valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the instrument. Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies, or similar methodologies, which incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument or valuations that require significant management judgment or estimation.

Fair values of assets or liabilities are determined based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability.

Financial instruments consist principally of cash and cash equivalents, restricted cash, Borrower Loans, accounts payable and accrued liabilities, and Notes. Servicing assets and liabilities are also subject to fair value measurement within the financial statements of PFL. The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

As observable market prices are not available for the Borrower Loans, Loans Held for Sale and Notes, Prosper Funding believes the Borrower Loans, Loans Held for Sale and Notes should be considered Level 3 financial instruments under ASC Topic 820. In a hypothetical transaction as of the measurement date, Prosper Funding believes that differences in the principal marketplace in which the Borrower Loans are originated and the principal marketplace in which Prosper Funding might offer those loans may result in differences between the originated amount of the loans and their fair value as of the transaction date. For Borrower Loans and Loans Held for Sale, the fair value is estimated using discounted cash flow methodologies based upon valuation assumptions including prepayment speeds, default rates and discount rates based on the perceived credit risk within each credit grade.

The obligation to pay principal and interest on any Note is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of our servicing fee which is generally 1.0%. The fair value election for Notes and Borrower Loans allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to lenders that are dependent upon borrower payments. As such, the fair value of a group of Notes is approximately equal to the fair value of the corresponding Borrower Loan, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to such Note holders.  As a result, the valuation of the Notes uses the same methodology and assumptions as the Borrower Loans, except that the Notes incorporate the 1% servicing fee and any differences in timing of payments. Any unrealized gains or losses on the Borrower Loans and Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations. The effective interest rate associated with a group of Notes is less than the interest rate earned on the corresponding Borrower Loan due to the 1.0% servicing fee. See Note 4 for a roll-forward and further discussion of the significant assumptions used to value Borrower Loans and Notes.

Borrower Loans and Notes

Through the Note Channel, Prosper Funding purchases Borrower Loans from WebBank then issues Notes and holds the Borrower Loans until maturity. The obligation to repay a series of Notes issued through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans funded and Notes issued through the Note Channel are carried on Prosper Funding’s consolidated balance sheets as assets and liabilities, respectively. Prosper Funding has adopted the provisions of ASC Topic 825, Financial Instruments (“ASC Topic 825”). ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows both the Borrower Loans and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made. Prosper Funding estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies adjusted for the expected payment, loss, recovery and default rates.   The Borrower Loans are not derecognized when a corresponding Note is issued as Prosper Funding maintains the ability to sell the Borrower Loans without the approval of the holders in the corresponding Notes.

Loan Servicing Assets and Liabilities

Prosper Funding records servicing assets and liabilities at their estimated fair values for servicing rights retained when Prosper Funding sells Borrower Loans to unrelated third-party buyers. The change in fair value of servicing assets and liabilities is recognized in “Servicing Fees” revenue. The gain or loss on a loan sale is recorded in “Gain on Sale of Borrower Loans” while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market loan servicing rate is recorded in servicing assets or liabilities. Servicing assets and liabilities are recorded in “Servicing Assets” and “Other Liabilities,” respectively, on the consolidated balance sheets.

On January 1, 2015, Prosper elected to adopt the fair value method to measure the servicing assets and liabilities for all classes of servicing assets and liabilities subsequent to initial recognition.  ASC Subtopic 860-50, Servicing Assets and Liabilities, allows the adoption of the fair value method at the beginning of any fiscal year.  The adoption of the fair value method for a particular class is irrevocable.  Prior to January 1, 2015, Prosper measured the servicing assets and liabilities using the amortized cost method. This change resulted in a $428 thousand decrease to accumulated deficit, a $399 thousand increase in net servicing assets and a $29 thousand decrease in net servicing liabilities.

Prosper Funding uses a discounted cash flow model to estimate the fair value of the loan servicing assets or liabilities which considers the contractual projected servicing fee revenue that Prosper Funding earns on the Borrower Loans, estimated market servicing fees to service such loans, prepayment rates, default rates and the current principal balances of the Borrower Loans.

Borrower Loans Held for Sale

Borrower Loans Held for Sale are primarily comprised of Borrower Loans held for short durations and are recorded at fair value. The fair value is estimated using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of other Borrower Loans, which are set forth below in Note 6 — Fair Value of Assets and Liabilities.   Prosper Funding has adopted the provisions of ASC Topic 825. ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows for the Borrower Loans Held for Sale to be measured at fair value similar to Borrower Loans and Notes. The fair value election, with respect to an item, may not be revoked once an election is made.

Software and Website Development

Software and Website Development represents the software and website that PMI has transferred to Prosper Funding.   Prosper Funding does not develop any of its own software or website.   Software and website are included in property and equipment and amortized to expense using the straight-line method over their expected lives which is generally one to five years. Prosper Funding evaluates its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software and website development assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software and website development assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software and website development asset group.

Payable to Investors

Payable to Investors primarily represents our obligation to investors related to cash held in an account for the benefit of investors and payments-in-process received from borrowers.

Revenue Recognition

Revenue primarily results from fees, net interest earned and gains on the sale of borrower loans. Fees consist of related party administrative fees and servicing fees paid by investors. We also have other smaller sources of revenue reported as other revenue, which includes fees charged in relation to securitizations by outside investors.

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

Service Fees

Investors who purchase Borrower Loans through the Whole Loan Channel typically pay Prosper Funding a servicing fee which is generally set at 1% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates Prosper Funding for the costs incurred in servicing the related loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Prosper Funding records servicing fees paid by Borrower Loan investors as a component of operating revenue when received. The amortization and change in fair value of servicing rights are also included in servicing fees.

Gain on Sale of Borrower Loans

Prosper Funding recognizes gains or losses on the sale of Borrower Loans when it retains servicing assets or liabilities upon the sale of Borrower Loans.

Interest Income on Borrower Loans and Interest Expense on Notes

Prosper Funding recognizes interest income on Borrower Loans funded through the Note Channel and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent Prosper Funding believes it to be collectable.

Administration Fee Expense - Related Party

Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI an administration fee that is based on PMI’s (a) finance and legal personnel costs, (b) number of Borrower Loans originated through the marketplace, (c) servicing fees collected by or on behalf of Prosper Funding, and (d) nonsufficient funds fees collected by or on behalf of Prosper Funding. In addition, under a second Administration Agreement between PMI and PAH, a wholly owned subsidiary of Prosper Funding, PAH is required to pay PMI an annual fee, for PMI being the administrator of PAH’s operations.

Comprehensive Income

There is no comprehensive income (loss) other than the net income (loss) disclosed in the consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard will be effective for Prosper Funding in the first quarter of fiscal 2018. In August 2015, the FASB issued ASU No. 2015-14, which amended the standard to provide a one-year deferral of the effective date, as well as providing the option to early adopt the standard on the original effective date. Accordingly, Prosper Funding may adopt the standard in either Prosper Funding’s fiscal year ending December 31, 2017 or 2018. The guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Prosper Funding has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the consolidated financial statements and related disclosures.

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. Prosper Funding has decided to early adopt this guidance effective January 1, 2015, and the adoption of this standard had no impact on Prosper Funding’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 “Customers’ Accounting for Fees Paid in Cloud Computing Arrangement”, which will be effective for the annual reporting period beginning after December 15, 2015. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. Prosper Funding is currently assessing the potential impact on its consolidated financial statements from adopting this new guidance.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance will be effective for us in the first quarter of our fiscal year 2019, and early adoption is not permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Property and equipment:
Internal-use software and web site development costs	$10,990	$4,042
Property and equipment	10,990	4,042
Less accumulated depreciation and amortization	(2,571)	(2,917)
Total property and equipment, net	$8,419	$1,125

Depreciation and amortization expense for 2015 and 2014 was $3,161 thousand and $1,331 thousand, respectively.  Internal-use software and web site development additions of $10.5 million and $0.8 million were purchased from PMI in the years ended December 31, 2015 and 2014 respectively.

4.	Borrower Loans, Loans Held For Sale and Notes Held at Fair Value

The fair value of the Borrower Loans funded and Notes issued through the Note Channel is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used to value such Borrower Loans and Notes include default rates derived from historical performance and discount rates applied to each credit grade based on the perceived credit risk. The obligation to pay principal and interest on any series of Notes is equal to the payments, if any, received on the corresponding Borrower Loan, net of the servicing fee. As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans funded through the Note Channel, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to the Note holders. The effective interest rate associated with a series of Notes will be less than the interest rate earned on the corresponding Borrower Loan due to the servicing fee.

At December 31, 2015 and 2014, Borrower Loans, Notes and Loans Held for Sale (in thousands) were:

	Borrower Loans		Notes		Loans Held for Sale
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Aggregate principal balance outstanding	$296,945	$268,598	$(294,331)	$(272,269)	$42	$8,295
Fair value adjustments	328	4,645	(3,074)	(1,514)	(10)	168
Fair value	$297,273	$273,243	$(297,405)	$(273,783)	$32	$8,463

At December 31, 2015, outstanding Borrower Loans had original maturities between 36 and 60 months, had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2020.  At December 31, 2014, Borrower Loans and Loans Held for Sale had original terms between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.77% to 33.04% and had various maturity dates through December 2019.

Within the change in fair value of Borrower Loans, Prosper Funding recorded a gain of approximately $2.8 million that is attributable to changes in the credit risks associated with the instrument.

As of December 31, 2015 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $2.3 million and a fair value of $0.9 million. As December 31, 2014 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $1.5 million and a fair value of $0.14 million. As of December 31, 2015 and 2014, Borrower Loans in non-accrual status had a fair value of $0.1 million and zero, respectively.

5.	Loan Servicing Assets and Liabilities

Prosper Funding initially records servicing assets and liabilities at their estimated fair values when Prosper Funding sells whole loans to unrelated third-party buyers. The initial fair value of such servicing assets or liabilities is amortized in proportion to the estimated servicing income or loss and is amortized over the period of servicing income or loss. The total gains recognized on the sale of the whole loans were $14.2 million and $4.0 million for the years ended December 31, 2015 and 2014 respectively.  For the year ended December 31, 2014 no impairment was recorded.   For the year ended December 31, 2015, servicing assets and liabilities were measured at fair value subsequent to the initial recognition

At December 31, 2015, loans that were sold but for which we retained servicing rights had a total outstanding principal balance of $3.6 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 31.90% and Maturity dates through December 2020.  At December 31, 2014, loans that were sold but for which we retained servicing rights had a total outstanding principal balance of $1.0 billion, original terms between 36 and 60 months and had monthly payments with fixed interest rates ranging from 6.05% to 31.34% and Maturity dates through December 2019.

$20.4 million and $4.8 million of contractually specified servicing fees, late charges and ancillary fees are included on our Statement of Operations in Servicing Fees, Net for the years ended December 31, 2015 and 2014 respectively.

Fair value

Valuation method  – Discounted cash flow valuation methodology generally consist of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.

Significant unobservable inputs presented in the table presented below within Note 6 are those that Prosper Funding considers significant to the estimated fair values of the Level 3 servicing assets and liabilities. The following is a description of the significant unobservable inputs provided in the table. Prepayment of the loans has historically been insignificant and therefore does not currently have a material impact on the fair value of servicing assets and liabilities.

Market servicing rate – Prosper Funding estimates adequate market servicing rates that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. This rate is stated as a fixed percentage of outstanding principal balance on a per annum basis. Prosper Funding estimated these market servicing rates based on observable market rates for other loan types in the industry and bids from subservicing providers, adjusted for the unique loan attributes that are present in the specific loans that Prosper Funding sells and services and information from a backup service provider.

Discount rate – The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. We used a range of discount rates for the servicing assets and liabilities based on comparable observed valuations of similar assets and publicly available disclosures related to servicing valuations, with comparability adjustments made to account for differences with Prosper Funding’s servicing assets.

Default Rate – The default rate presented in Note 6 is an annualized, average estimate considering all loan categories (i.e. Prosper ratings and duration), and represents an aggregate of conditional default rate curves for each credit grade or loan category. Each point on a particular loan category’s curve represents the percentage of principal expected to default per period based on the term and age of the underlying loans. The assumption regarding defaults directly reduces servicing revenues because the amount of servicing revenues received is based on the amount collected each period.

Prepayment Rate – The prepayment rate presented in Note 6 is an annualized, average estimate considering all Borrower Loan categories (i.e. Prosper ratings and duration), and represents an aggregate of conditional prepayment rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to prepay per period based on the term and age of the underlying Borrower Loans.  Prepayments reduce servicing revenues as they shorten the period over which we expect to collect fees on the Borrower Loans, which is used to project future servicing revenues.

6.      Fair Value of Assets and Liabilities

For a description of the fair value hierarchy and Prosper Funding’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. Prosper Funding did not transfer any assets or liabilities in or out of level 3 during the year ended December 31, 2015.

Financial Instruments Recorded at Fair Value

The fair value of the Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary cash flow assumptions used to value such Borrower Loans, Loans Held for Sale and Notes include default rates derived from historical performance and discount rates applied to each credit grade based on the perceived credit risk.

Investments held at fair value consists of available for sale investments.  The available for sale investments consist of corporate and government bonds.  When available, Prosper Funding uses quoted prices in active markets to measure the fair value of securities available for sale. When utilizing market data and bid-ask spreads, Prosper Funding uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, Prosper Funding uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. Prosper Funding generally obtains prices from at least two independent pricing sources for assets recorded at fair value. Prosper Funding's primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information, such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar securities. Prosper Funding compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. Prosper Funding does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value except for servicing assets and liabilities at December 31, 2014, which were measured at amortized cost and presented below at fair value for comparison purposes (in thousands):

	Level 1	Level 2	Level 3
December 31, 2015	Inputs	Inputs	Inputs	Fair Value
Assets
Borrower Loans	$—	$—	$297,273	$297,273
Servicing Assets	—	—	13,605	$13,605
Loans Held for Sale	—	—	32	32
Total Assets	—	—	310,910	310,910

Liabilities
Notes	$—	$—	$297,405	$297,405
Servicing Liabilities	—	—	484	484
Total Liabilities	$—	$—	$297,889	$297,889

	Level 1	Level 2	Level 3
December 31, 2014	Inputs	Inputs	Inputs	Fair Value
Assets
Borrower Loans	—	—	273,243	273,243
Loans Held for Sale	—	—	8,463	8,463
Total Assets	—	—	281,706	281,706

Liabilities
Notes	$—	$—	$273,783	$273,783
Total Liabilities	$—	$—	$273,783	$273,783

As Prosper Funding’s Borrower Loans, Loans Held for Sale, Notes and loan servicing rights do not trade in an active market with readily observable prices, Prosper Funding uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s level 3 fair value measurements at December 31, 2015:

Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	December 31, 2015	December 31, 2014
Discount rate	4.3% - 14.5%	3.2% - 10.6%
Default rate	1.4% - 14.4%	2.6% - 19.7%

Servicing Rights:

Range
Unobservable Input	December 31, 2015	December 31, 2014
Discount rate	15% - 25%	15% - 25%
Default rate	1.2% - 14.7%	2.6% - 26.3%
Prepayment rate	14.3% - 25.6%	8.0% - 25.8%
Market servicing rate	0.625%	0.625% - 0.70%

At December 31, 2015, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.

The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at January 1, 2015	$273,243	$(273,783)	$8,463	$7,923
Originations	197,436	(197,228)	3,517,467	3,517,675
Principal repayments	(151,038)	151,025	(552)	(565)
Borrower loans sold to third parties	(855)	813	(3,525,207)	(3,525,249)
Other changes	81	(6)	(18)	57
Change in fair value	(21,594)	21,774	(121)	59
Balance at December 31, 2015	$297,273	$(297,405)	$32	$(100)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at January 1, 2014	$233,105	$(234,218)	$3,206	$2,093
Originations	177,088	(176,865)	1,416,715	1,416,938
Principal repayments	(121,081)	120,909	-	(172)
Borrower loans sold to third parties	-	-	(1,411,531)	(1,411,531)
Change in fair value	(15,868)	16,391	73	596
Balance at December 31, 2014	$273,244	$(273,783)	$8,463	$7,924

The following table presents additional information about level 3 servicing assets and liabilities measured at fair value on a recurring basis:

	Servicing	Servicing
	Assets	Liabilities
Amortized Cost at January 1, 2014	$436	$167
Additions	4,700	662
Less: Transfers to PMI	(1,221)
Less: Amortization	(799)	(205)
Amortized Cost at December 31, 2014	3,116	624
Adjustment to adopt fair value measurement	399	(29)
Fair Value at Janaury 1, 2015	$3,515	$595
Additions	14,909	283
Less: Transfers to PMI	(249)	-
Less: Changes in fair value	(4,570)	(394)
Fair Value at December 31, 2015	$13,605	$484

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at December 31, 2015 for Borrower Loans, Loans Held for Sale and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans		Notes
Discount rate assumption:	6.97%	*	6.97%	*
Resulting fair value from:
100 basis point increase	$294,179		$294,305
200 basis point increase	291,165		291,284
Resulting fair value from:
100 basis point decrease	$300,449		$300,589
200 basis point decrease	303,710		303,858
Default rate assumption:	10.11%	*	10.11%	*
Resulting fair value from:
100 basis point increase	$294,480		$294,601
200 basis point increase	291,741		291,851
Resulting fair value from:
100 basis point decrease	$300,090		$300,235
200 basis point decrease	302,931		303,088

* Represents weighted average assumptions considering all credit grades.

The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates, prepayment rates and different default rates as of December 31, 2015 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Weighted average market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Servicing rate increase to 0.65%	12,878	533
Servicing rate decrease to 0.60%	14,880	435
Weighted average prepayment assumptions	18.9%	18.9%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	14,061	458
Applying a 0.9 multiplier to default rate	14,460	476
Weighted average default assumptions	11.00%	11.00%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	13,415	484
Applying a 0.9 multiplier to default rate	13,796	484

These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.

7.	Income Taxes

Prosper Funding incurred no income tax provision for the year ended December 31, 2015 and 2014. Prosper Funding is a US disregarded entity and the loss is included in the return of its parent, PMI. Since PMI is in a loss position, not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.

8.	Commitments and Contingencies

Operating Commitments

Prosper Funding amended and restated an agreement with WebBank, under which all Borrower Loans originated through the platform are made by WebBank under its bank charter. The arrangement allows for Borrower Loans to be offered to borrowers at uniform nationwide terms. Prosper Funding is required to pay the greater of a monthly minimum fee or a fee calculated based on a certain percentage of monthly Borrower Loan origination volume. The minimum annual fee for year ended December 31, 2016 is $1.4 million.

Loan Purchase Commitments

Prosper Funding has entered into an agreement with WebBank to purchase $32.7 million of Borrower Loans that WebBank originated during the last business day of fiscal 2015 and first business day of fiscal 2016. Prosper Funding will purchase these Borrower Loans within the first two business days of fiscal 2016.

Repurchase and Indemnification Contingency

Under the terms of the loan purchase agreements between Prosper Funding and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans sold through the Whole Loan Channel, which at December 31, 2015 is $3.6 billion.  Prosper Funding had accrued $460 thousand and $171 thousand as of December 31, 2015 and 2014 respectively in regard to this obligation.

9.	Related Parties

Since inception, Prosper Funding has engaged in various transactions with its directors and executive officers, sole member, and immediate family members and other affiliates of its directors, executive officers and sole member. Prosper Funding believes that all of the transactions described below were made on terms no less favorable to Prosper Funding than could have been obtained from unaffiliated third parties.

Prosper Funding’s executive officers, directors who are not executive officers and certain affiliates participate on Prosper Funding’s lending platform by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper Funding as of December 31, 2015 and 2014 are summarized below (in thousands):

	Aggregate Amount of		Interest Earned on
Related Party	Notes Purchased		Notes
	2015	2014	2015	2014
Executive officers and management	$1,361	$1,127	$206	$159
Directors	—	—	—	—
Total	$1,361	$1,127	$206	$159

Related Party	Notes balance as of December 31,
	2015	2014
Executive officers and management	$1,912	$1,614
Directors	—	—
Total	$1,912	$1,614

10.	Significant Concentrations

Prosper Funding is dependent on third party funding sources such as banks and investment funds to provide the funds to allow WebBank to originate loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2015, 37%, 19% and 11% were purchased by three different parties. This compares to 37%, 22% and 13% for the year ended December 31, 2014. Further, a significant portion of our business is dependent on funding through the Whole Loan Channel.  95% and 89% of Borrower Loans were funded through the Whole Loan Channel in the years ending December 31, 2015 and 2014, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of March, 2016.

PROSPER MARKETPLACE, INC.
By:	/s/ Aaron Vermut
Aaron Vermut
Chief Executive Officer (Principal Executive Officer) Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Hiestand and Sachin Adarkar, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Aaron Vermut	Chief Executive Officer (Principal Executive Officer); Director	March 17, 2016
Aaron Vermut
/s/ John Hiestand	Vice President, Finance (Principal Financial and Accounting Officer)	March 17, 2016
John Hiestand
/s/ Stephan P. Vermut	Executive Chairman; Director	March 17, 2016
Stephan P. Vermut
/s/ Christopher M. Bishko	Director	March 17, 2016
Christopher M. Bishko
/s/ Rajeev V. Date	Director	March 17, 2016
Rajeev V. Date
/s/ Patrick W. Grady	Director	March 17, 2016
Patrick W. Grady
/s/ David R. Golob	Director	March 17, 2016
David R. Golob
/s/ Nigel W. Morris	Director	March 17, 2016
Nigel W. Morris

S-1

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of March, 2016.

PROSPER FUNDING LLC
By:	/s/ Aaron Vermut
Aaron Vermut
Chief Executive Officer (Principal Executive Officer); Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Hiestand and Sachin Adarkar, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Aaron Vermut	Chief Executive Officer (Principal Executive Officer); Director	March 17, 2016
Aaron Vermut
/s/ John Hiestand	Treasurer (Principal Financing and Accounting Officer)	March 17, 2016
John Hiestand
/s/ Stephan P. Vermut	Executive Chairman; Director	March 17, 2016
Stephan Vermut
/s/ Ronald Suber	President; Director	March 17, 2016
Ronald Suber
/s/ Bernard J. Angelo	Director	March 17, 2016
Bernard J. Angelo
/s/ David V. DeAngelis	Director	March 17, 2016
David V. DeAngelis

S-2

EXHIBIT INDEX

Exhibit Number	Description
2.1

Asset Transfer Agreement, dated January 22, 2013, between Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 2.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

2.2

Agreement and Plan of Merger dated as of January 23, 2015 by and among Prosper Marketplace, Inc., American HealthCare Lending, LLC (“AHL”), Prosper Healthcare Lending, LLC and Shaun Sorensen, solely in his capacity as agent for AHL’s members and option holders (incorporated by reference to Exhibit 2.1 of PMI’s Current Report on Form 8-K, filed on January 27, 2015)

2.3

Agreement and Plan of Merger, dated as of September 23, 2015, by and among Prosper Marketplace, Inc., BillGuard, Inc., Beach Merger Sub, Inc. and Shareholder Representative Services LLC, solely in its capacity as the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 of PMI’s Current Report on Form 8-K, filed on October 15, 2015)

3.1

Fifth Amended and Restated Limited Liability Company Agreement of Prosper Funding LLC, dated October 21, 2013 (incorporated by reference to Exhibit 3.1 of Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-179941), filed October 23, 2013 by PFL and PMI)

3.2	Amended and Restated Certificate of Incorporation of Prosper Marketplace, Inc. (2)
3.3

Prosper Funding LLC Certificate of Formation (incorporated by reference to Exhibit 3.2 of Pre-Effective Amendment No. 1 to PFL and PMI’s Registration Statement on Form S-1 (File No. 333-179941), filed on April 23, 2012)

3.4	Bylaws of PMI, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed October 30, 2007)
4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5, incorporated by reference to Exhibit 4.2 of PMI and PFL’s Current Report on Form 8-K filed on January 28, 2013)
4.2

Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4, incorporated by reference to Exhibit 4.2 of Pre-Effective Amendment No. 5 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed June 26, 2009)

4.3

Supplemental Indenture, dated January 22, 2013, between Prosper Marketplace, Inc., Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.4

Indenture, dated June 15, 2009, between Prosper Marketplace, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Pre-Effective Amendment No. 5 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed June 26, 2009)

4.5

Amended and Restated Indenture, dated January 22, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of PMI and PFL’s Current Report on Form 8-K filed on January 28, 2013)

10.1	Form of PFL Borrower Registration Agreement (2)
10.2	Form of PFL Investor Registration Agreement (2)
10.3

Form of PMI Borrower Registration Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Amendment No. 1 to PMI’s Registration Statement on Form S-1 (File No. 333-182599), filed on November 19, 2012)

Exhibit Number	Description
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
10.6

Amendment No. #1 to Administration Agreement between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 10-Q filed on May 14, 2014)

10.7

Amendment No. #2 to Administration Agreement between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Annual Report on Form 10-K filed April 6, 2015)

10.8

Services and Indemnity Agreement, dated March 1, 2012, between Global Securitization Services, LLC, Kevin Burns, Bernard Angelo, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.8 of Pre-Effective Amendment No. 3 to PFL and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed November 21, 2012)

10.9

Second Amended and Restated Loan Sale Agreement, dated January 25, 2013, between WebBank, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.5 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.10

Second Amended and Restated Loan Account Program Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.11

Stand By Loan Purchase Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.12

Amended and Restated Loan Sale Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.4 of PMI’s Quarterly Report on Form 10-Q, filed November 12, 2010) (1)

10.13

Amended and Restated Loan Account Program Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI’s Quarterly Report on Form 10-Q, filed November 12, 2010) (1)

10.14

Amended and Restated Hosting Services Agreement, between FOLIOfn Investments, Inc., Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

10.15

Amended and Restated Services Agreement, between FOLIOfn Investments, Inc., Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

10.16

Amended and Restated License Agreement, between FOLIOfn Investments, Inc., Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.4 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

10.17

Hosting Services Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 3 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed April 14, 2009)

10.18

Prosper-Folio Services Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 3 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed April 14, 2009)

Exhibit Number	Description
10.19

Prosper-Folio Software License Agreement, dated March 3, 2009, between FOLIOfn Investments, Inc. and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 3 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed April 14, 2009)

10.20

Indemnification Agreement, dated January 15, 2013, between Prosper Marketplace, Inc. and Patrick Grady  (incorporated by reference to Exhibit 10.20 of PMI and PFL’s  Annual Report on Form 10-K, filed March 31, 2014) (3)

10.21	Form of Indemnification Agreement for PMI’s directors (other than Patrick Grady), officers and key employees (2) (3)
10.22	Form of PMI interim Borrower Registration Agreement (2)
10.23	Form of PMI interim Lender Registration Agreement (2)
10.24

Backup Servicing Agreement, dated January 9, 2014, between Prosper Funding LLC and First Associates Loan Servicing, LLC  (incorporated by reference to Exhibit 10.25 of PMI and PFL’s the Annual Report on Form 10-K, filed March 31, 2014)

10.25

Amended and Restated Services and Indemnity Agreement, dated May 30, 2013, between Prosper Funding LLC, Prosper Marketplace, Inc., Global Securititization Services, LLC, Bernard J. Angelo and David V. DeAngelis (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed June 5, 2013) (3)

10.26

Second Amendment to Second Amended and Restated Loan Sale Agreement, dated October 27, 2015, between PMI, PFL and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Quarterly Report on Form 10-Q filed November 9, 2015)

10.27	Amended and Restated Prosper Marketplace, Inc. 2005 Stock Plan (incorporated by reference to Exhibit 4.2 of PMI’s Registration Statement on Form S-8 filed May 29, 2014) (3)
10.28	Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed May 12, 2015) (3)
10.29	Form of Stock Option Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (2) (3)
10.30	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (2) (3)
21.1	Subsidiaries of Prosper Marketplace, Inc. (2)
21.2	Subsidiaries of Prosper Funding LLC (incorporated by reference to Exhibit 21.2 of PMI and PFL’s Annual Report on Form 10-K, filed March 31, 2013)
23.1	Consent of Independent Registered Accounting Firm (2)
31.1	Certification of Chief Executive Officer of PMI Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of Principal Financial Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.3	Certification of Chief Executive Officer of PFL Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.4	Certification of Principal Financial Officer of PFL pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

Exhibit Number	Description
32.1	Certification of Principal Executive Officer and Principal Financial Officer of PMI pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of Principal Executive Officer and Principal Financial Officer of PFL pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
99.1	Unaudited Pro Forma Condensed Combined Financial Information (2)
(1)	Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act.
(2)	Filed herewith.
(3)	Management contract or compensatory plan or arrangement.