Form 10-Q
period 2016-03-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2016-05-12
CIK 1416265, 1542574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

	Large Accelerated Filer	Accelerated Filer	Non- Accelerated Filer	Smaller Reporting Company
Prosper Marketplace, Inc.	☐	☐	☒	☐
Prosper Funding LLC	☐	☐	☐	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Prosper Marketplace, Inc.	Yes☐ No ☒
Prosper Funding LLC	Yes☐ No ☒

Prosper Funding LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

As of May 4, 2016, there were 69,716,310 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, and Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, on a consolidated basis. In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Further, investors currently invest in Borrower Loans through two channels: (i) the “Note Channel”, which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel”, which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. Finally, although historically we have referred to investors as “lender members,” we call them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace. All share and per share numbers presented in this Form 10-Q have been adjusted to reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.

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

•	our compliance with applicable local, state and federal law, including the Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;
•	potential efforts by state regulators or litigants to characterize PFL or PMI, rather than WebBank, as the lender of the Borrower Loans originated through our marketplace;
•	the application of federal and state bankruptcy and insolvency laws to borrowers and to PFL and PMI;
•	the impact of borrower delinquencies, defaults and prepayments on the returns on the Notes;
•	the lack of a public trading market for the Notes and any inability to resell the Notes on the Note Trader platform;
•	the federal income tax treatment of an investment in the Notes and the PMI Management Rights; and
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

Item 1. Condensed Consolidated Financial Statements

Prosper Marketplace, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Cash and Cash Equivalents	$40,961	$66,295
Restricted Cash	148,091	151,223
Available for Sale Investments, at Fair Value	67,958	73,187
Accounts Receivable	2,652	2,434
Loans Held for Sale, at Fair Value	30	32
Borrower Loans, at Fair Value	303,243	297,273
Property and Equipment, Net	28,143	24,965
Prepaid and Other Assets	7,109	6,433
Servicing Assets	15,548	14,363
Goodwill	36,368	36,368
Intangibles Assets, Net	12,083	13,051
Total Assets	$662,186	$685,624
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$13,987	$22,409
Payable to Investors	132,625	136,507
Notes at Fair Value	302,357	297,405
Other Liabilities	16,274	20,735
Total Liabilities	465,243	477,056
Commitments and Contingencies (see Note 15)
Convertible Preferred Stock – $0.01 par value; 177,388,425 shares authorized, issued and outstanding as of March 31, 2016 and December 31, 2015. Aggregate liquidation preference of $325,952 as of March 31, 2016 and December 31, 2015.	275,938	275,938
Stockholders' Deficit
Common Stock ($0.01 par value; 286,826,075 shares authorized; 70,629,640 issued and 69,693,705 outstanding as of March 31, 2016; and 270,326,075 shares authorized; 70,367,425 shares issued and 69,431,490 outstanding as of December 31, 2015)	150	127
Additional Paid-In Capital	108,593	102,971
Less: Treasury Stock (5,177,235 common shares at cost, March 31, 2016 and December 31, 2015)	(23,417)	(23,417)
Accumulated Deficit	(164,368)	(146,907)
Accumulated Other Comprehensive Income/(Loss)	47	(144)
Total Stockholders' Deficit	(78,995)	(67,370)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$662,186	$685,624

All share numbers reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Operating Revenues
Transaction Fees, Net	$41,824	$25,342
Servicing Fees, Net	7,144	2,569
Gain on Sale of Borrower Loans	3,791	1,922
Other Revenue	2,773	1,076
Total Operating Revenues	55,532	30,909
Interest Income
Interest Income on Borrower Loans	10,783	10,476
Interest Expense on Notes	(9,722)	(9,563)
Net Interest Income	1,061	913
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(78)	(101)
Total Net Revenue	56,515	31,721
Expenses
Origination and Servicing	10,449	6,852
Sales and Marketing	32,720	18,570
General and Administrative	30,645	13,502
Total Expenses	73,814	38,924
Net Loss Before Taxes	(17,299)	(7,203)
Income Tax Expense	165	73
Net Loss Applicable to Common Stockholders	$(17,464)	$(7,276)
Net Loss Per Share – Basic and Diluted	$(0.29)	$(0.14)
Weighted-Average Shares - Basic and Diluted	60,357,488	52,766,255

All share numbers reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.

Condensed Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net Loss	$(17,464)	$(7,276)
Other Comprehensive Income (Loss), Before Tax
Change in Net Unrealized Gain (Loss) on Available for Sale Investments, at Fair Value	191	-
Other Comprehensive Income (Loss), Before Tax	191	-
Income tax effect	-	-
Other Comprehensive Income (Loss), Net of Tax	191	-
Comprehensive Income (Loss)	(17,273)	(7,276)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from Operating Activities:
Net Loss	$(17,464)	$(7,276)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	78	101
Depreciation and Amortization	2,971	1,850
Gain on Sales of Borrower Loans	(3,971)	(1,928)
Change in Fair Value of Servicing Rights	2,741	675
Stock-Based Compensation Expense	5,107	1,439
Other, Net	(30)	(186)
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(931,420)	(540,924)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	931,422	547,673
Restricted Cash Except for those Related to Investing Activities	2,118	(19,922)
Accounts Receivable	(218)	2,031
Prepaid and Other Assets	(677)	(853)
Accounts Payable and Accrued Liabilities	(7,414)	926
Payable to Investors	(3,882)	23,212
Other Liabilities	(4,305)	(722)
Net cash provided by (Used in) Operating Activities	(24,944)	6,096
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(55,171)	(47,714)
Principal Payments of Borrower Loans Held at Fair Value	41,599	36,063
Purchases of Property and Equipment	(5,976)	(3,537)
Maturities of Short Term Investments	1,278	1,274
Purchases of Short Term Investments	(1,277)	(1,275)
Purchases of Available for Sale Investments, at Fair Value	(11,725)	-
Maturities of Available for Sale Investments	17,034	-
Acquisition of Businesses, Net of Cash Acquired	-	(19,000)
Changes in Restricted Cash Related to Investing Activities	1,014	1,859
Net Cash Used in Investing Activities	(13,224)	(32,330)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	55,273	47,796
Payments of Notes Held at Fair Value	(42,644)	(36,069)
Proceeds from Exercise of Warrants and Stock Options including Early Exercise, and Issuance of Restricted Stock	251	2,283
Repurchase of Common Stock and Restricted Stock	(46)	(1)
Net Cash Provided by Financing Activities	12,834	14,009
Net Decrease in Cash and Cash Equivalents	(25,334)	(12,225)
Cash and Cash Equivalents at Beginning of the Period	66,295	50,557
Cash and Cash Equivalents at End of the Period	$40,961	$38,332
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$9,879	$10,444
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	$478	$321
Non-Cash Investing Activity- Amount Payable for the Acquisition of Business	$-	$840

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Prosper Marketplace, Inc. (“PMI”) was incorporated in the state of Delaware on March 22, 2005.  Except as the context requires otherwise, as used in these Notes to the Condensed Consolidated Financial Statements of Prosper Marketplace, Inc., “Prosper,” “we,” “us,” and “our” refer to PMI and its wholly-owned subsidiaries, on a consolidated basis.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

The preparation of Prosper’s condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in Prosper’s financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.

The accompanying interim condensed consolidated financial statements include the accounts of PMI and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

On January 23, 2015, PMI acquired all of the outstanding limited liability company units of American HealthCare Lending, LLC (“American HealthCare Lending”), a company that operated a patient financing platform, and merged American HealthCare Lending with and into Prosper Healthcare Lending LLC (“PHL”), a newly established entity surviving the merger. Prosper’s consolidated financial statements include PHL’s results of operations and financial position from the date of acquisition forward.

On October 9, 2015, PMI acquired all of the outstanding stock of BillGuard, Inc. (“BillGuard”), a company incorporated in Delaware in 2010 that developed applications that help consumers manage their identity, finances and credit. PMI merged BillGuard with and into Beach Merger Sub, Inc., a newly established entity wholly owned by PMI, with BillGuard surviving the merger. Prosper’s consolidated financial statements include BillGuard’s results of operations and financial position from the date of acquisition forward.

Reclassifications

During the period ended March 31, 2016, Prosper changed the presentation of its revenue in the consolidated statements of operations. A new line called “Gain on Sales of Borrower Loans” was created with the amounts included in this line previously classified as “Other Revenue”.  Prior period amounts have been reclassified to conform to the current presentation.

2. Summary of Significant Accounting Policies

Prosper’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to these accounting policies during the first three months of 2016.

Fair Value Measurements

Financial instruments consist principally of Cash and Cash Equivalents, Restricted Cash, Available for Sale Investments at Fair Value, Borrower Loans, Loans Held for Sale, Accounts Receivable, Accounts Payable and Accrued Liabilities, Payable to Investors

and Notes. The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short term nature.

Borrower Loans, Loans Held for Sale and Notes

Through the Note Channel, Prosper purchases Borrower Loans from WebBank then issues Notes, and holds the Borrower Loans until maturity. The obligation to repay a series of Notes issued through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans funded and Notes issued through the Note Channel are carried on Prosper’s consolidated balance sheets as assets and liabilities, respectively. We choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows both the Borrower Loans and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made. Prosper estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies that take into account expected prepayments, losses, recoveries and default rates. The Borrower Loans are not derecognized when a corresponding Note is issued as Prosper maintains the ability to sell the Borrower Loans without the approval of the holders of the corresponding Notes.

Recent Accounting Pronouncements

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity to eliminate the use of different methods in practice and thereby reduce existing diversity in the accounting for hybrid financial instruments issued in the form of a share. For hybrid financial instruments issued in the form of a share, an entity should determine the nature of the contract by considering the economic characteristics and risks of the entire hybrid financial instrument. The existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. This standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Prosper adopted this guidance on January 1, 2016, and the adoption of this standard did not have a material impact on Prosper’s financial statements.

In April 2015, the FASB issued ASU 2015-05 “Customers’ Accounting for Fees Paid in Cloud Computing Arrangement”, which will be effective for the annual reporting period beginning after December 15, 2015. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. Prosper adopted this guidance on January 1, 2016, and the adoption of this standard did not have a material impact on Prosper’s financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The new guidance simplifies the accounting for measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted.  Prosper adopted this guidance on January 1, 2016, and the adoption of this standard did not have a material impact on Prosper’s financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718).  This guidance makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This guidance will be effective for us in the first quarter of our fiscal year 2017, and early adoption is permitted. Prosper has decided to early adopt this guidance effective January 1, 2016, the adoption of this standard did not have a material impact on Prosper’s financial statements.

3. Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Property and equipment:
Computer equipment	$12,324	$10,522
Internal-use software and website development costs	11,853	10,990
Office equipment and furniture	3,056	2,442
Leasehold improvements	6,897	5,719
Assets not yet placed in service	4,129	3,242
Property and equipment	38,259	32,915
Less accumulated depreciation and amortization	(10,116)	(7,950)
Total property and equipment, net	$28,143	$24,965

Depreciation and amortization expense for property and equipment for the three months ended March 31, 2016 and 2015 was $2.0 million and $1.9 million, respectively. Prosper capitalized internal-use software and website development costs in the amount of $2.2 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

4. Borrower Loans, Loans Held for Sale, and Notes Held at Fair Value

The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale and Notes as of March 31, 2016 and December 31, 2015, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Aggregate principal balance outstanding	$305,062	$296,945	$(297,183)	$(294,331)	$40	$42
Fair value adjustments	(1,819)	328	(5,174)	(3,074)	(10)	(10)
Fair value	$303,243	$297,273	$(302,357)	$(297,405)	$30	$32

At March 31, 2016, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through March 2021. At December 31, 2015, outstanding Borrower Loans had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2020.

Approximately $2.3 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the three months ending March 31, 2016.

As of March 31, 2016, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.6 million and a fair value of $0.6 million. As of December 31, 2015, Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $2.3 million and a fair value of $0.9 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of March 31, 2016 and December 31, 2015, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.1 million, respectively.

5. Loan Servicing Assets and Liabilities

Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees.  The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers and the servicing rights are retained. The servicing assets and liabilities are measured at fair value throughout the servicing period. The total gain recognized on the sale of such Borrower Loans was $3.8 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $4.2 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 4.43% to 35.31% and various maturity dates through March 2021.  At December 31, 2015, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.8 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 31.90% and various maturity dates through December 2020.

$9.6 million and $3.2 million of contractually specified servicing fees and ancillary fees are included on our Statement of Operations in Servicing Fees, Net for the three months ended March 31, 2016 and 2015 respectively.

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

Default Rate – The default rate presented in Note 7 is an annualized, average estimate considering all Borrower Loan categories (i.e. risk ratings and duration), and represents an aggregate of conditional default rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to default per period based on the term and age of the underlying Borrower Loans. The assumption regarding defaults directly reduces servicing revenues because the amount of servicing revenues received is based on the amount collected each period.

Prepayment Rate – The prepayment rate presented in Note 7 is an annualized, average estimate considering all Borrower Loan categories (i.e. risk ratings and duration), and represents an aggregate of conditional prepayment rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to prepay per period based on the term and age of the underlying Borrower Loans.  Prepayments reduce servicing revenues as they shorten the period over which we expect to collect fees on the Borrower Loans, which is used to project future servicing revenues.

6. Available for Sale Investments, at Fair Value

Available for sale investments are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders' equity unless management determines that an investment is other-than-temporarily impaired (OTTI).

The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of March 31, 2016 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate debt securities	$45,479	$47	$(15)	$45,511
Commercial paper	4,890	-	-	4,890
US Treasury securities	12,543	18	(10)	12,551
Agency bonds	2,499	9	-	2,508
Total fixed maturity securities	65,411	74	(25)	65,460
Short term bond funds	2,500	-	(2)	2,498
Total Available for Sale Investments	$67,911	$74	$(27)	$67,958

A summary of available for sale investments with unrealized losses as of March 31, 2016, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Corporate debt securities	$12,287	$(15)	$-	$-	$12,287	$(15)
U.S. treasury securities	6,500	(10)	-	-	6,500	(10)
Agency bonds	-	-	-	-	-	-
Total fixed maturity securities	18,787	(25)	-	-	18,787	(25)
Short term bond funds	2,498	(2)	-	-	2,498	(2)
Total Investments with Unrealized Losses	$21,285	$(27)	$-	$-	$21,285	$(27)

There were no impairment charges recognized during the three months ended March 31, 2016.

The maturities of available for sale investments at March 31, 2016, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Corporate debt securities	$23,376	$22,135	$-	$-	$45,511
Commercial paper	4,890	-	-	-	4,890
US Treasury securities	3,004	9,547	-	-	12,551
Agency bonds		2,508			2,508
Total Fair Value	$31,270	$34,190	$-	$-	$65,460
Total Amortized Cost	$31,263	$34,148	$-	$-	$65,411

Prosper did not sell any available for sale investments during the three months ended March 31, 2016 and as a result did not realize any gains or losses on sale.

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

Investments held at fair value consist of available for sale investments.  The available for sale investments consist of corporate debt securities, commercial paper, U.S. treasury securities, agency bonds and short term bond funds.  When available, Prosper uses quoted prices in active markets to measure the fair value of securities available for sale. When utilizing market data and bid-ask spreads, Prosper uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, Prosper uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. Prosper generally obtains prices from at least two independent pricing sources for assets recorded at fair value. Prosper's primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information, such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar securities. Prosper compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. Prosper does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$-	$-	$303,243	$303,243
Loans Held for Sale	-	-	30	30
Available for Sale Investments, at Fair Value	-	67,958	-	67,958
Servicing Assets	-	-	15,548	15,548
Total Assets	-	67,958	318,821	386,779

Liabilities:
Notes	$-	$-	$302,357	$302,357
Servicing Liabilities	-	-	398	398
Contingent Consideration	-	-	4,866	4,866
Total Liabilities	$-	$-	$307,621	$307,621

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$-	$-	$297,273	$297,273
Loans Held for Sale	-	-	32	32
Available for Sale Investments, at Fair Value	-	73,187	-	73,187
Servicing Assets	-	-	14,363	14,363
Total Assets	-	73,187	311,668	384,855

Liabilities:
Notes	$-	$-	$297,405	$297,405
Servicing Liabilities	-	-	484	484
Contingent Consideration	-	-	4,801	4,801
Total Liabilities	$-	$-	$302,690	$302,690

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

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at March 31, 2016 and December 31, 2015:

Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	March 31, 2016	December 31, 2015
Discount rate	4.3% - 14.6%	4.3% - 14.5%
Default rate	1.5% - 15.1%	1.4% - 14.4%

Servicing Rights

Range
Unobservable Input	March 31, 2016	December 31, 2015
Discount rate	15% - 25%	15% - 25%
Default rate	1.1% - 15.3%	1.2% - 14.7%
Prepayment rate	15.7% - 51.6%	14.3% - 25.6%
Market servicing rate	0.625%	0.625%

At March 31, 2016, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.

The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2016	$297,273	$(297,405)	$32	$(100)
Purchase of Borrower Loans/Issuance of Notes	55,171	(55,273)	931,420	931,318
Principal repayments	(40,986)	42,062	(4)	1,072
Borrower Loans sold to third parties	(613)	582	(931,418)	(931,449)
Other changes	(4)	157	-	153
Change in fair value	(7,598)	7,520	-	(78)
Balance at March 31, 2016	$303,243	$(302,357)	$30	$916

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2015	$273,243	$(273,783)	$8,463	$7,923
Purchase of Borrower Loans/Issuance of Notes	47,714	(47,796)	540,924	540,842
Principal repayments	(36,063)	36,069	(364)	(358)
Borrower Loans sold to third parties	-	-	(547,309)	(547,309)
Other changes	6	207	(8)	205
Change in fair value	(4,496)	4,502	(107)	(101)
Balance at March 31, 2015	$280,404	$(280,801)	$1,599	$1,202

The following tables present additional information about level 3 servicing assets and liabilities measured at fair value on a recurring basis:

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2016	14,363	484
Additions	4,021	9
Less: Changes in fair value	(2,836)	(95)
Fair Value at March 31, 2016	15,548	398

	Servicing Assets	Servicing Liabilities
Amortized Cost at January 1, 2015	4,163	624
Adjustment to Adopt Fair Value Measurement	546	(29)
Fair Value at January 1, 2015	4,709	595
Additions	2,078	154
Less: Changes in fair value	(753)	(81)
Fair Value at March 31, 2015	6,034	668

Contingent Consideration:

On October 9, 2015, PMI, purchased 100% of the outstanding shares of BillGuard. The contingent consideration was primarily performance-based and will be determined over a one-year period from the date of purchase. Total contingent consideration due in October 2016 is based on revenues generated and other criteria.  We measured the fair value of the contingent consideration using a probability-weighted discounted cash flow approach. Some of the significant inputs used for the valuation are not observable in the market and are thus Level 3 inputs. Contingent consideration is recorded in the consolidated balance sheet under "Other Liabilities." Significant increases or decreases in certain underlying assumptions used to value the contingent consideration could significantly increase or decrease the fair value estimates recorded in the Consolidated Balance Sheets. During the three months ended March 31, 2016 there were fair value changes of $0.1 million resulting in a fair value of $4.9 million at March 31, 2016 from the initial fair value at January 1, 2016 of $4.8 million.

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at March 31, 2016 for Borrower Loans, Loans Held for Sale and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Discount rate assumption:	6.98	%*	6.98	%*
Resulting fair value from:
100 basis point increase	$300,134		$299,252
200 basis point increase	297,104		296,225
Resulting fair value from:
100 basis point decrease	$306,433		$305,543
200 basis point decrease	309,709		308,815
Default rate assumption:	10.87	%*	10.87	%*
Resulting fair value from:
200 basis point decrease	$309,402		$308,526
100 basis point decrease	306,305		305,423
Resulting fair value from:
100 basis point increase	$300,206		$299,315
200 basis point increase	297,240		296,345

* Represents weighted average assumptions considering all credit grades.

The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of March 31, 2016 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	14,419	$439
Market servicing rate decrease to 0.60%	16,677	$358
Weighted average prepayment assumptions	21.35%	21.35%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	15,152	$376
Applying a 0.9 multiplier to default rate	15,771	$392
Weighted average default assumptions	11.23%	11.23%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$15,314	$398
Applying a 0.9 multiplier to default rate	$15,785	$399

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

8. Acquisitions

On January 23, 2015, PMI acquired all of the outstanding limited liability company interests of American HealthCare Lending, and merged American HealthCare Lending with and into PHL, with PHL surviving the merger. In January 2015, PMI completed the allocation of the purchase price of the acquisition of American HealthCare Lending to acquired assets and liabilities.

On October 9, 2015, PMI acquired all of the outstanding shares of BillGuard. PMI merged BillGuard with and into Beach Merger Sub, Inc., a newly established entity wholly owned by PMI, with BillGuard surviving the merger. The allocation of the purchase price is preliminary and subject to further adjustment as information relative to closing date balances and related tax balances are finalized.

9. Goodwill and Other Intangible Assets

Goodwill

Prosper’s goodwill balance of $36.4 million at March 31, 2016 did not significantly change during the three months ended March 31, 2016. We did not record any goodwill impairment expense for the three months ended March 31, 2016.

Other Intangible Assets

The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	March 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
User base and customer relationships	$6,250	$(1,413)	$4,837	8.8
Developed technology	8,310	(1,064)	7,246	4.5
Brand name	60	(60)	-	-
Total intangible assets subject to amortization	$14,620	$(2,537)	$12,083

Prosper’s intangible asset balance was $12.1 million and $13.1 million at March 31, 2016 and December 31, 2015, respectively.

The user base and customer relationship intangible assets are being amortized on an accelerated basis over a three to ten year period. The technology and brand name intangible assets are being amortized on a straight line basis over three to five years and one year, respectively.

Amortization expense for the three months ended March 31, 2016 and 2015 was $1.0 million and $0.1 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2016	$2,869
2017	3,260
2018	2,329
2019	1,779
2020	1,344
Thereafter	502
Total	$12,083

10. Other Liabilities

Other Liabilities includes the following:

	March 31, 2016	December 31, 2015
Class action settlement liability	$2,961	$5,949
Repurchase liability for unvested restricted stock awards	350	473
Contingent consideration	4,866	4,801
Deferred revenue	450	1,591
Servicing liabilities	398	484
Deferred rent	5,341	5,240
Other	1,908	2,197
Total Other Liabilities	$16,274	$20,735

11. Net Loss Per Share

The weighted average shares used in calculating basic and diluted net loss per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss available to common stockholders for basic and diluted EPS	$(17,464)	$(7,276)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	60,357,488	52,766,255
Basic and diluted net loss per share	$(0.29)	$(0.14)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015
	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	177,388,425	153,499,785
Stock options issued and outstanding	39,088,308	35,193,640
Unvested stock options exercised	7,694,370	18,635,210
Restricted stock units	2,380,956	-
Warrants issued and outstanding	536,685	626,465
Total common stock equivalents excluded from diluted net loss per common share computation	227,088,744	207,955,100

The number of shares issued and outstanding reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.

12. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of March 31, 2016 are disclosed in the table below (amounts in thousands except share and per share amounts):

Convertible Preferred Stock	Par Value	Authorized shares	Outstanding and Issued shares	Liquidation Preference
New Series A	$0.01	68,558,220	68,558,220	$19,774
Series A-1	0.01	24,760,915	24,760,915	49,522
New Series B	0.01	35,775,880	35,775,880	21,581
New Series C	0.01	24,404,770	24,404,770	70,075
New Series D	0.01	23,888,640	23,888,640	165,000
		177,388,425	177,388,425	$325,952

The number of shares issued and outstanding reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.

Common Stock

PMI, through its amended and restated certificate of incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, Prosper amended and restated its certificate of incorporation to effect a 5-for-1 forward stock split. The total number of shares of stock which Prosper has the authority to issue is 464,214,500, consisting of 286,826,075 shares of common stock, $0.01 par value per share, and 177,388,425 shares of preferred stock, $0.01 par value per share. As of March 31, 2016, 70,629,640 shares of common stock were issued and 69,693,705 shares of common stock were outstanding. As of December 31, 2015, 70,367,425 shares of common stock were issued and 69,431,490 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.

Common Stock Issued upon Exercise of Stock Options

During the three months ended March 31, 2016, PMI issued 281,820 shares of common stock upon the exercise of vested options for cash proceeds of $0.24 million. Certain options are eligible for exercise prior to vesting. These unvested options may be exercised for restricted shares of common stock that have the same vesting schedule as the options. Prosper records a liability for the exercise price paid upon the exercise of unvested options, which is reclassified to common stock and additional paid-in capital as the shares vest. Should the holder’s employment be terminated, the unvested restricted shares are subject to repurchase by PMI at an amount equal to the exercise price paid for such shares. At March 31, 2016 and December 31, 2015, there were 7,694,370 and 9,806,170 shares respectively of restricted stock outstanding that remain unvested and subject to Prosper’s right of repurchase.

For the three months ended March 31, 2016, PMI repurchased 39,435 shares of restricted stock for $46 thousand upon termination of employment of various employees.

Common Stock Issued upon Exercise of Warrants

For the three months ended March 31, 2016, PMI issued 19,830 shares of common stock upon the exercise of warrants for aggregate proceeds of $9 thousand.

13. Share Based Incentive Plan and Compensation

In 2005, PMI’s stockholders approved the adoption of the 2005 Stock Plan. On December 1, 2010, PMI’s stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (the “2005 Plan”). The 2005 Plan expired during the year ending December 31, 2015 and PMI’s stockholders approved the adoption of the 2015 Equity Incentive Plan. On February 15, 2016, PMI’s stockholders approved the adoption of an Amendment No. 1 to the 2015 Equity Incentive Plan (as amended, the “2015 Plan”). As of March 31, 2016 under the 2005 Plan, up to 69,433,425 shares of common stock are reserved and may be issued to employees, directors, and consultants by PMI’s board of directors and stockholders to promote the success of Prosper’s business.  As of March 31, 2016 under the 2015 Plan, up to 30,409,945 shares of common stock are reserved and may be granted to employees, directors, and consultants by PMI’s board of directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter or vest 50% two years from the vesting commencement date and 1/48 th per month thereafter.  In no event are options exercisable more than ten years after the date of grant.

At March 31, 2016, there were 17,015,710 shares available for grant under the 2015 Plan and zero shares available for grant under the 2005 Plan.

The number of options, restricted stock units and amounts per share reflects a 5-for-1 forward stock split effected by PMI on February 16, 2016.

Early Exercised Stock Options

The activity of options that were early exercised under the 2005 Plan for the three months ended March 31, 2016 is below:

	Early exercised options, unvested	Weighted average exercise price
Balance as of January 1, 2016	9,806,170	$0.05
Repurchase of restricted stock	(39,435)	1.16
Restricted stock vested	(2,072,365)	0.04
Balance as of March 31, 2016	7,694,370	$0.05

Additional information regarding the unvested early exercised stock options outstanding as of March 31, 2016 is as follows:

	Options Outstanding
Range of
Exercise	Number	Weighted –Avg.	Weighted –Avg.
Prices	Outstanding	Remaining Life	Exercise Price
0.02	7,108,965	0.9	$0.02
0.11	446,930	1.9	0.11
1.13	138,475	2.3	1.13
$0.02 - $1.13	7,694,370	1.0	$0.04

Stock Option Activity

Stock option activity under the 2005 Plan and 2015 Plan is summarized for the three months ended March 31, 2016 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2016	40,425,605	$2.64
Options exercised – vested	(281,820)	0.86
Options forfeited	(1,242,430)	3.98
Balance as of March 31, 2016	38,901,355	2.61

Options vested and/or exercisable at March 31, 2016	27,461,505	1.67

For the three months ended March 31, 2016, PMI did not grant any new options to purchase shares of common stock.

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of March 31, 2016 is as follows:

	Options Outstanding			Options Vested and Exercisable
		Weighted –	Weighted –		Weighted -
Range of		Avg.	Avg.		Avg.
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Vested	Price
$0.02 - 0.99	13,514,280	7.65	$0.12	13,511,425	$0.12
1.00 -2.99	4,370,570	8.32	1.13	2,701,235	1.13
3.00 - 4.99	11,000,095	8.88	3.62	11,000,095	3.62
5.00- 5.52	10,016,410	9.48	5.50	248,750	5.45
$0.02 - 5.52	38,901,355	8.55	$2.61	27,461,505	$1.67

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

The fair value of PMI’s stock option awards granted during the three months ended March 31, 2016 and 2015 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended
	March 31,
	2016	2015
Volatility of common stock	N/A	55.59%
Risk-free interest rate	N/A	1.61%
Expected life	N/A	5.7 years
Dividend yield	N/A	0%

There were no stock options granted in the three months ended March 31, 2016.

Restricted Stock Unit Activity

During the three months ended March 31, 2016, PMI granted restricted stock units (“RSUs”) to certain employees that are subject to three-year vesting terms or four year vesting terms and the occurrence of a liquidity event.

The aggregate fair value of the RSUs granted was $12.9 million. The following table summarizes the activities for PMI’s RSUs during the first quarter of 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2015	1,835,510	$5.52
Granted	2,661,255	2.14
Vested	-	-
Forfeited	(6,750)	2.14
Unvested - March 31, 2016	4,490,015	$2.86

The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Origination and servicing	$439	$144
Sales and marketing	736	388
General and administrative	3,932	907
Total stock based compensation	$5,107	$1,439

During the three months ended March 31, 2016 and 2015, Prosper capitalized $210 thousand and $122 thousand respectively, of stock-based compensation as internal use software and website development costs. As of March 31, 2016, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper’s employees’ unvested stock-based awards was approximately $49.1 million, which will be recognized over the remaining weighted-average vesting period of approximately 3 years.

14. Income Taxes

For the three months ended March 31, 2016 and 2015, Prosper recognized $165 thousand and $73 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability.  No other income tax expense or benefit was recorded for the three month periods ended March 31, 2016 and 2015 due to a full valuation allowance recorded against our deferred tax assets.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.

15. Commitments and Contingencies

Future Minimum Lease Payments

Prosper has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2022 and 2027.

Future minimum rental payments under these leases as of March 31, 2016 are as follows (in thousands):

Remaining nine months of 2016	5,104
2017	9,643
2018	10,510
2019	10,739
2020	11,253
2021	11,364
Thereafter	32,173
Total future operating lease obligations	$90,786

Rental expense under operating lease arrangements was $1.8 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

Operating Commitments

Prosper has an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. The arrangement allows for Borrower Loans to be offered to borrowers at uniform nationwide terms. Prosper is required to pay the greater of a monthly minimum fee or a fee calculated based on a certain percentage of monthly Borrower Loan origination volume. The minimum annual fee for the year ended December 31, 2016 is $1.4  million.

Loan Purchase Commitments

Prosper has entered into an agreement with WebBank to purchase $17.0 million of Borrower Loans that WebBank originated during the last business day of the quarter ending March 31, 2016 and first business day of the quarter ending June 30, 2016. Prosper will purchase these Borrower Loans within the first two business days of the quarter ending June 30, 2016.

Repurchase and Indemnification Contingency

Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at March 31, 2016 is $4,219 million. Prosper has accrued $346 thousand and $510 thousand as of March 31, 2016 and December 31, 2015, respectively in regard to this obligation.

Securities Law Compliance

From inception through October 16, 2008, Prosper sold approximately $178.0 million of Borrower Loans to investors through its old platform structure, whereby Prosper assigned promissory notes directly to investors. Prosper did not register the offer and sale of the promissory notes corresponding to these Borrower Loans under the Securities Act or under the registration or qualification provisions of any state securities laws. Prosper believes that the question of whether or not the operation of the platform during this period constituted an offer or sale of “securities” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the platform during this period were viewed as a securities offering, Prosper would have failed to comply with the registration and qualification requirements of federal and state laws.

In 2008, plaintiffs filed a class action lawsuit against Prosper and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California. The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. On July 19, 2013 solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation agreed to enter into a settlement to resolve all claims related thereto (the “Settlement”). In connection with the Settlement, Prosper agreed to pay an aggregate amount of $10 million into a settlement fund, split into four annual installments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. The Settlement received final approval in a final order and judgment entered by the Superior Court on April 16, 2014. Pursuant to the final order and judgment, the claims in the class action were dismissed, and the defendants were released by the plaintiffs from all claims that were or could have been asserted concerning the issues alleged in the class action lawsuit. The first three annual installments have been made prior to March 31, 2015 and the reserve for the class action settlement liability is $3.0 million in the condensed consolidated balance sheet as of March 31, 2016.

16. Related Parties

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

Prosper’s executive officers, directors who are not executive officers and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three months ended March 31, 2016 and 2015, as well as the Notes outstanding as of March 31, 2016 and December 31, 2015 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended March 31,		Three Months Ended March 31,
Related Party	2016	2015	2016	2015
Executive officers and management	$405	$479	$49	$47
Directors	236	10	6	2
Total	$641	$489	$55	$49

	Notes Balance as of
Related Party	March 31, 2016	December 31, 2015
Executive officers and management	$1,980	$1,912
Directors	469	325
	$2,449	$2,237

17. Subsequent Events

On May 3, 2016, Prosper notified employees of a strategic restructuring of its business Prosper notified employees of the restructuring.  This restructuring is intended to streamline our operations and support future growth efforts.  Under this restructuring, Prosper intends to close its Salt Lake City, Utah location and expects to terminate or relocate approximately 97 employees based in our Salt Lake City office.  In addition, Prosper expects this restructuring to result in the termination of approximately 73 employees at its locations in San Francisco, California and Phoenix, Arizona.   Prosper expects to incur charges of approximately $5.9 million in the second and third quarters of 2016, substantially all of which are related to employee severance and benefits.  Additionally, Prosper expects to incur lease exit costs and other contract-related charges.  We are still evaluating the financial statement impact of these charges.  The actions associated with this restructuring are expected to be fully completed by the third quarter of 2016.

Also, on May 3, 2016, the Compensation Committee of the Board of Directors of PMI gave PMI’s officers the authority to reprice certain outstanding stock options held by employees and directors that have exercise prices above the current fair market value of PMI’s common stock.  Prosper believes the repricing of such stock options will encourage the continued service of valued employees and directors, and motivate such service providers to perform at high levels, both of which are critical to Prosper’s continued success. Prosper expects to incur additional stock based compensation charges as a result of this repricing.  We are still evaluating the financial statement impact of this repricing.

Prosper Funding LLC

Condensed Consolidated Balance Sheets (Unaudited)

(amounts in thousands)

	March 31, 2016	December 31, 2015
Assets
Cash and Cash Equivalents	$16,901	$15,026
Restricted Cash	136,876	139,937
Short Term Investments	1,278	1,277
Loans Held for Sale at Fair Value	30	32
Borrower Loans Receivable at Fair Value	303,243	297,273
Property and Equipment, Net	8,399	8,419
Servicing Assets	14,929	13,605
Other Assets	509	122
Total Assets	$482,165	$475,691
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$1,516	$2,122
Payable to Related Party	4,159	2,989
Payable to Investors	131,436	135,661
Notes at Fair Value	302,357	297,405
Other Liabilities	1,246	1,209
Total Liabilities	440,714	439,386
Member's Equity
Member's Equity	-	-
Retained Earnings	41,451	36,305
Total Member's Equity	41,451	$36,305
Total Liabilities and Member's Equity	$482,165	$475,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$15,417	$9,673
Servicing Fees, Net	7,034	2,265
Gain on Sale of Borrower Loans	3,791	1,922
Other Revenues	392	-
Total Operating Revenues	26,634	13,860
Interest Income on Borrower Loans	10,507	10,522
Interest Expense on Notes	(9,722)	(9,563)
Net Interest Income	785	959
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(78)	(101)
Total Net Revenues	27,341	14,718
Expenses
Administration Fee - Related Party	20,607	9,295
Servicing	1,227	1,373
General and Administrative	357	266
Total Expenses	22,191	10,934
Total Net Income	$5,150	$3,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net Income	$5,150	$3,784
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	78	101
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(153)	(205)
Gain on Sale of Borrower Loans	(3,971)	(1,928)
Change in Fair Value of Servicing Rights	2,602	485
Depreciation and Amortization	883	1,220
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(931,420)	(540,924)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	931,422	547,673
Restricted Cash Except for those Related to Investing Activities	2,511	(19,864)
Other Assets	(387)	(15)
Accounts Payable and Accrued Liabilities	(610)	287
Payable to Investors	(4,225)	23,073
Net Related Party Receivable/Payable	2,111	336
Other Liabilities	82	(82)
Net Cash Provided by Operating Activities	4,073	13,941
Cash Flows From Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(55,171)	(47,714)
Principal Payment of Borrower Loans Held at Fair Value	41,599	36,063
Maturities of Short Term Investments	1,277	1,274
Purchases of Short Term Investments	(1,278)	(1,275)
Purchases of Property and Equipment	(1,804)	(4,059)
Changes in Restricted Cash Related to Investing Activities	550	1,860
Net Cash Used in Investing Activities	(14,827)	(13,851)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	55,273	47,796
Payments of Notes Held at Fair Value	(42,644)	(36,069)
Cash Distributions to Parent	-	(15,000)
Net Cash Provided by/(Used in) Financing Activities	12,629	(3,273)
Net Increase (Decrease) in Cash and Cash Equivalents	1,875	(3,183)
Cash and Cash Equivalents at Beginning of the Year	15,026	23,777
Cash and Cash Equivalents at End of the Year	$16,901	$20,594
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$9,879	$10,444
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$495	-
Non-Cash Financing Activity, Distribution to Parent	-	$249

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Prosper Funding LLC (“PFL”) was formed in the state of Delaware in February 2012 as a limited liability company with the sole equity member being Prosper Marketplace, Inc. (“PMI”).  Except as the context otherwise requires, as used in these Notes to the Condensed Consolidated Financial Statements of Prosper Funding LLC, “Prosper Funding,” “we,” “us,” and “our” refers to PFL and its wholly owned subsidiary, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, on a consolidated basis.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Prosper Funding did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2016 and 2015.

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

Reclassifications

During the period ended March 31, 2016, Prosper Funding changed the presentation of its revenue in the consolidated statements of operations. A new line called “Gain on Sales of Borrower Loans” was created with the amounts included in this line previously classified as “Other Revenue”.  The gain on sale related to the sale of Borrower Loans was reclassified from “Other Revenues” to a new line call “Gain on Sales of Borrower Loans.”

2. Significant Accounting Policies

Prosper Funding's significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to these accounting policies during the first three months of 2016.

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

Borrower Loans, Loans Held for Sale and Notes

Through the Note Channel, Prosper Funding purchases Borrower Loans from WebBank then issues Notes, and holds the Borrower Loans until maturity. The obligation to repay a series of Notes funded through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans and Notes funded through the Note Channel are carried on Prosper Funding’s consolidated balance sheets as assets and liabilities, respectively. We choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows both the Borrower Loans and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made. Prosper Funding estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies that take into account expected prepayments, losses, recoveries and default rates. The Borrower Loans are not derecognized when a corresponding Note is issued as Prosper Funding maintains the ability to sell the Borrower Loans without the approval of the holders of the corresponding Notes.

Recent Accounting Pronouncements

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity to eliminate the use of different methods in practice and thereby reduce existing diversity in the accounting for hybrid financial instruments issued in the form of a share. For hybrid financial instruments issued in the form of a share, an entity should determine the nature of the contract by considering the economic characteristics and risks of the entire hybrid financial instrument. The existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. This standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Prosper Funding adopted this guidance on January 1, 2016, and the adoption of this standard did not have a material impact on Prosper Funding’s financial statements.

In April 2015, the FASB issued ASU 2015-05 “Customers’ Accounting for Fees Paid in Cloud Computing Arrangement”, which will be effective for the annual reporting period beginning after December 15, 2015. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. Prosper Funding adopted this guidance on January 1, 2016, and the adoption of this standard did not have a material impact on Prosper Funding’s financial statements.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Property and equipment:
Internal-use software and web site development costs	$11,853	$10,990
Less accumulated depreciation and amortization	(3,454)	(2,571)
Total property and equipment, net	$8,399	$8,419

Depreciation expense for the three months ended March 31, 2016 and 2015 was $883 thousand and $1,220 thousand, respectively.

4. Borrower Loans, Loans Held For Sale and Notes Held at Fair Value

The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale and Notes as of March 31, 2016 and December 31, 2015, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Aggregate principal balance outstanding	$305,062	$296,945	$(297,183)	$(294,331)	$40	$42
Fair value adjustments	(1,819)	328	(5,174)	(3,074)	(10)	(10)
Fair value	$303,243	$297,273	$(302,357)	$(297,405)	$30	$32

At March 31, 2016, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through March 2021. At December

31, 2015, outstanding Borrower Loans had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2020.

Approximately $2.3 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the three months ended March 31, 2016.

As of March 31, 2016, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.6 million and a fair value of $0.6 million. As of December 31, 2015, Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $2.3 million and a fair value of $0.9 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of March 31, 2016 and December 31, 2015, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.1 million, respectively.

5. Loan Servicing Assets and Liabilities

Prosper Funding accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees.  The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers and the servicing rights are retained.  The servicing assets and liabilities are measured at fair value throughout the servicing period. The total gain recognized on the sale of such Borrower Loans was $3.8 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights had a total outstanding principal balance of $4.0 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 4.43% to 35.31% and various maturity dates through March 2021.  At December 31, 2015, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights had a total outstanding principal balance of $3.6 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 31.90% and various maturity dates through December 2020.

$9.4 million and $2.7 million of contractually specified servicing fees and ancillary fees are included on our Statement of Operations in Servicing Fees, Net for the three months ended March 31, 2016 and 2015 respectively.

Fair value

Valuation method – Prosper Funding uses a discounted cash flow valuation methodology generally consisting of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.

Significant unobservable inputs presented in the table within Note 7 below are those that Prosper Funding considers significant to the estimated fair values of the Level 3 servicing assets and liabilities. The following is a description of the significant unobservable inputs provided in the table.

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

6. Income Taxes

Prosper Funding incurred no income tax provision for the three months ended March 31, 2016 and 2015. Prosper Funding is a US disregarded entity and its income and loss is included in the return of its parent, PMI. Since PMI is in a loss position, not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.

7. Fair Value of Assets and Liabilities

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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$-	$-	$303,243	$303,243
Loans Held for Sale	-	-	30	30
Servicing Assets	-	-	14,929	14,929
Total Assets	-	-	318,202	318,202

Liabilities:
Notes	$-	$-	$302,357	$302,357
Servicing Liabilities	-	-	398	398
Total Liabilities	$-	$-	$302,755	$302,755

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$-	$-	$297,273	$297,273
Loans Held for Sale	-	-	32	32
Servicing Assets	-	-	13,605	13,605
Total Assets	-	-	310,910	310,910

Liabilities:
Notes	$-	$-	$297,405	$297,405
Servicing Liabilities	-	-	484	484
Total Liabilities	$-	$-	$297,889	$297,889

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

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for Prosper Funding’s Borrower Loans, Loans Held for Sale and Notes fair value measurements at March 31, 2016 and December 31, 2015:

Range
Unobservable Input	March 31, 2016	December 31, 2015
Discount rate	4.3% - 14.6%	4.3% - 14.5%
Default rate	1.5% - 15.1%	1.4% - 14.4%

Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at March 31, 2016 for Borrower Loans, Loans Held for Sale and Notes funded are presented in the following table (in thousands):

	Borrower Loans and Loans Held for Sale		Notes
Discount rate assumption:	6.98	%*	6.98	%*
Resulting fair value from:
100 basis point increase	$300,134		$299,252
200 basis point increase	297,104		296,225
Resulting fair value from:
100 basis point decrease	$306,433		$305,543
200 basis point decrease	309,709		308,815
Default rate assumption:	10.87	%*	10.87	%*
Resulting fair value from:
200 basis point decrease	$309,402		$308,526
100 basis point decrease	306,305		305,423
Resulting fair value from:
100 basis point increase	$300,206		$299,315
200 basis point increase	297,240		296,345

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

The changes in the Borrower Loans, loans held for sale and Notes, which are Level 3 assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at January 1, 2015	$273,243	$(273,783)	$8,463	$7,923
Originations	47,714	(47,796)	540,924	540,842
Principal repayments	(36,063)	36,069	(364)	(358)
Borrower Loans sold to third parties	-	-	(547,309)	(547,309)
Other changes	6	207	(8)	205
Change in fair value	(4,496)	4,502	(107)	(101)
Balance at March 31, 2015	$280,404	$(280,801)	$1,599	$1,202

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at January 1, 2016	$297,273	$(297,405)	$32	$(100)
Originations	55,171	(55,273)	931,420	931,318
Principal repayments	(40,986)	42,062	(4)	1,072
Borrower Loans sold to third parties	(613)	582	(931,418)	(931,449)
Other changes	(4)	157	-	153
Change in fair value	(7,598)	7,520	-	(78)
Balance at March 31, 2016	$303,243	$(302,357)	$30	$916

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for Prosper Funding's servicing asset/liability fair value measurements at March 31, 2016 and December 31, 2015:

Range
Unobservable Input	March 31, 2016	December 31, 2015
Discount rate	15% - 25%	15% - 25%
Default rate	1.1% - 15.3%	1.2% - 14.7%
Prepayment rate	15.7% - 51.6%	14.3% - 25.6%
Market servicing rate	0.625%	0.625%

Loan Servicing Assets and Liabilities Activity:

The following table presents additional information about Level 3 servicing assets and liabilities recorded at fair value for the three months ended March 31, 2016 (in thousands).

	Servicing	Servicing
	Assets	Liabilities
Fair Value at January 1, 2016	13,605	484
Additions	4,021	9
Less: Changes in fair value	(2,697)	(95)
Fair Value at March 31, 2016	14,929	398

	Servicing Assets	Servicing Liabilities
Amortized Cost at January 1, 2015	3,116	624
Adjustment to Adopt Fair Value Measurement	399	(29)
Fair Value at January 1, 2015	3,515	595
Additions	2,078	154
Less: Transfers to PMI	(249)	-
Less: Changes in fair value	(562)	(81)
Fair Value at March 31, 2015	4,782	668

Servicing Asset and Liability Fair Value Input Sensitivity:

The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of March 31, 2016 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	14,049	439
Market servicing rate decrease to 0.60%	16,250	358
Weighted average prepayment assumptions	21.35%	21.35%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	14,632	376
Applying a 0.9 multiplier to default rate	15,230	392
Weighted average default assumptions	11.23%	11.23%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	14,704	398
Applying a 0.9 multiplier to default rate	15,156	399

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

8. Commitments and Contingencies

Operating Commitments

Prosper Funding has an agreement with WebBank, under which Prosper Funding is required to pay WebBank the greater of a monthly minimum fee or a fee calculated based on a certain percentage of Borrower Loans purchased by Prosper Funding. The minimum annual fee for the year ended December 31, 2016 is $1.4 million.

Loan Purchase Commitments

Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $17.0 million of Borrower Loans that WebBank originated during the last business day of the quarter ending March 31, 2016 and first business day of the quarter ending June 30, 2016. Prosper will purchase these Borrower Loans within the first two business days of the quarter ending June 30, 2016.

Repurchase and Indemnification Contingency

Under the terms of the loan purchase agreements between Prosper Funding and investor members that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor member. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at March 31, 2016 is $4,033 million. Prosper Funding had accrued $296 thousand and $460 thousand as of March 31, 2016 and December 31, 2015 in regard to this obligation, respectively.

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

Prosper Funding’s executive officers, directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of Prosper as of March 31, 2016 and December 31, 2015 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended March 31,		Three Months Ended March 31,
Related Party	2016	2015	2016	2015
Executive officers and management	$405	$479	$49	$47
Directors	-	-	-	-
Total	$405	$479	$49	$47

	Note Balance as of
Related Party	March 31, 2016	December 31, 2015
Executive officers and management	$1,980	$1,912
Directors	-	-
	$1,980	$1,912

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

During the year ended December 31, 2015, our marketplace facilitated $3.7 billion in Borrower Loan originations, of which $3.5 billion were funded through our Whole Loan Channel, representing 95% of the total Borrower Loans originated through our marketplace during this period. In the three months ended March 31, 2016, our marketplace facilitated $1.0 billion in Borrower Loan originations, of which $0.9 billion were funded through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period. From inception through March 31, 2016, our marketplace facilitated $7.1 billion in Borrower Loan originations, of which $6.1 billion were funded through our Whole Loan Channel, representing 85% of the total Borrower Loans originated through our marketplace during this period.

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

As disclosed in note 17 of the condensed consolidated financial statements, during the second quarter of 2016 Prosper began a restructuring of its operations; as a result of these activities we expect our expenses for the second quarter of 2016 to increase.   Additionally, we expect our transaction fee revenue to decrease in the second quarter of 2016 from the prior quarter as a result of reduced demand from investors who purchase Borrower Loans through the Whole Loan Channel.

Results of Operations

Overview

The following table summarizes Prosper’s net income (loss) for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Total Net Revenue	$56,515	$31,721	24,794	78%
Total Expenses	73,814	38,924	34,890	90%
Net Loss Before Taxes	(17,299)	(7,203)	(10,096)	140%
Income Tax Expense	165	73	92	126%
Net Loss	$(17,464)	$(7,276)	(10,188)	140%

Total revenue for the three months ended March 31, 2016 increased $24.8 million, a 78% increase from the three months ended March 31, 2015, primarily due to increased Borrower Loan originations which increased 65%. Total expenses for the three months ended March 31, 2016 increased $34.9 million, a 90% increase from the three months ended March 31, 2015, primarily due to higher compensation costs as Prosper added more staff to support its business growth, additional facilities related expenses incurred in connection with expansion into Utah, Delaware and Israel, and higher marketing and origination expenses to support higher origination volume. Net loss for the three months ended March 31, 2016 increased $10.2 million, primarily due to increased expenses previously described.

Origination Volume

From inception through March 31, 2016, a total of 572,731 Borrower Loans, totaling $7.1 billion, were originated through Prosper’s marketplace.

During the first quarter ended March 31, 2016, 72,342 Borrower Loans totaling $1.0 billion were originated through Prosper’s marketplace, compared to 42,527 Borrower Loans totaling $594 million during the first quarter ended March 31, 2015. This represented a “unit” or loan, increase of 70% and a dollar increase of 65%.

The graph below presents aggregate dollar originations in (millions) through Prosper’s marketplace dating back to the first quarter of 2014:

Revenue

The following table summarizes Prosper’s revenue for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$41,824	$25,342	16,482	65%
Servicing Fees, Net	7,144	2,569	4,575	178%
Gain on Sale of Borrower Loans	3,791	1,922	1,869	97%
Other Revenues	2,773	1,076	1,697	158%
Total Operating Revenues	55,532	30,909	24,623	80%
Interest Income
Interest Income on Borrower Loans	10,783	10,476	307	3%
Interest Expense on Notes	(9,722)	(9,563)	(159)	2%
Net Interest Income	1,061	913	148	16%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(78)	(101)	23	(23)%
Total Revenues	56,515	31,721	24,794	78%

Transaction Fees, Net

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

Transaction fees increased primarily due to higher origination volume through Prosper’s marketplace during the three months ended March 31, 2016. The average transaction fee (gross of fees retained by WebBank) was 4.46% and 4.47% of the principal amount of loans originated through Prosper’s marketplace for the three months ended March 31, 2016 and 2015, respectively.

Servicing Fees, Net

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

Other Revenue

Other revenues consists primarily of credit referral fees, where partner companies pay us an agreed upon amount for referrals of customers from our website. The increase in other revenue was the result of increased traffic to existing partners and non-recurring revenues of $1.2 million that were earned in the period in relation to work performed for a BillGuard partner.

Interest Income on Borrower Loans and Interest Expense on Notes

Prosper recognizes interest income on Borrower Loans funded through the Note Channel using the accrual method based on the stated interest rate to the extent we believe it to be collectable. We record interest expense on the corresponding Notes based on the contractual interest rates. The interest rate charged on the Borrower Loans is generally 1% higher than the corresponding interest rate on the Note to compensate us for servicing the Borrower Loans.

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

The following table summarizes the fair value adjustments for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Borrower Loans	$(7,598)	$(4,496)
Loans held for sale	-	(107)
Notes	7,520	4,502
Total	$(78)	$(101)

Expenses

The following table summarizes Prosper’s expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Expenses
Origination and Servicing	$10,449	$6,852	3,597	52%
Sales and Marketing	32,720	18,570	14,150	76%
General and Administrative -Research and Development	7,670	2,402	5,268	219%
General and Administrative - Other	22,975	11,100	11,875	107%
Total Expenses	$73,814	$38,924	$34,890	90%

As of March 31, 2016, Prosper had 667 full-time employees compared to 347 full-time employees as of March 31, 2015. The following table reflects full-time employees as of March 31, 2016 and 2015 by department:

	March 31,	March 31,
	2016	2015
Origination and Servicing	225	133
Sales and Marketing	131	57
General and Administrative - Research and Development	149	73
General and Administrative - Other	162	84
Total Headcount	667	347

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

Sales and Marketing

Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing including the compensation costs such as wages, benefits and stock based compensation for the employees to support these activities. For the three months ending March 31, 2016, this increase was largely due to increased costs related to generating the continuing growth in originations through Prosper’s marketplace including a $10.0 million or 132% increase in direct mailing costs as we increased the volume of our direct mail campaigns, a $1.2 million or 196% increase in online marketing costs as Prosper significantly expanded its efforts in this area and a $2.6 million or 138% increase in compensation costs due to the hiring of seventy-four additional employees in this department.

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

Liquidity and Capital Resources

The following table summarizes Prosper’s cash flow activities for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net Loss	$(17,464)	$(7,276)

Net cash provided by (used in) operating activities	$(24,944)	$6,096
Net cash used in investing activities	(13,224)	(32,330)
Net cash provided by financing activities	12,834	14,009

Net increase (decrease) in cash and cash equivalents	(25,334)	(12,225)
Cash and cash equivalents at the beginning of the period	66,295	50,557
Cash and cash equivalents at the end of the period	$40,961	$38,332

Net cash decreased for the three months ended March 31, 2016 primarily due to the $17.5 million loss, $7.4 million reduction in Accounts Payable and Accrued Liabilities, $6.0 million for purchase of Property and Equipment, and a $3 million scheduled payment to reduce our settlement liability.  Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.

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

Critical Accounting Policies

Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates in Prosper’s Annual Report on Form 10-K. There have been no significant changes to these critical accounting estimates during the first three months of 2016.

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

Results of Operations

Overview

The following table summarizes Prosper Funding’s net income for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Total Net Revenue	$27,341	$14,718	$12,623	86%
Total Expenses	22,191	10,934	11,257	103%
Net Income	$5,150	$3,784	$1,366	36%

Total revenue for the three months ended March 31, 2016 increased $12.6 million, an 86% increase from the three months ended March 31, 2015, primarily due to Borrower Loan originations which increased the loan administrative fee. Total expenses for the three months ended March 31, 2016 increased $11.3 million, a 103% increase from the three months ended March 31, 2015, primarily due to higher administrative expenses.

Revenue

The following table summarizes Prosper Funding’s revenue for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$15,417	$9,673	5,744	59%
Servicing Fees, Net	7,034	2,265	4,769	211%
Gain on Sale of Borrower Loans	3,791	1,922	1,869	97%
Other Revenues	392	-	392	100%
Total Operating Revenues	26,634	13,860	12,774	92%
Interest Income on Borrower Loans	10,507	10,522	(15)	0%
Interest Expense on Notes	(9,722)	(9,563)	(159)	2%
Net Interest Income	785	959	(174)	-18%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(78)	(101)	23	-23%
Total Revenue	$27,341	$14,718	12,623	86%

Administration Fee Revenue - Related Party

Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The increases in the administration fee revenue were the result of higher loan volume during 2016.

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

Other Revenue

Other revenue consists primarily of fees earned from assisting whole loan purchasers with securitizations of their holdings. The increase is due to no fees from assisting whole loan purchasers with securitizations being earned in the first quarter of 2015.

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

The following table summarizes the fair value adjustments for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Borrower Loans	$(7,598)	$(4,496)
Loans held for sale	-	(107)
Notes	7,520	4,502
Total	$(78)	$(101)

Expenses

The following table summarizes Prosper Funding’s expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$20,607	$9,295	11,312	122%
Servicing	1,227	1,373	(146)	-11%
General and Administrative	357	266	91	34%
Total Expenses	$22,191	$10,934	11,257	103%

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

Servicing

Servicing costs consists primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The decrease was primarily due to a decrease in deprecation costs which was driven by an internal use software being amortized over a short useful life in the three months ended March 31, 2015.  This project was replaced with an internal use software with a longer useful life.

General and Administrative

General and administrative costs consist primarily of bank service charges and professional fees. The increase was primarily due to an increase in bank charges that were incurred with the increased transaction volume.

Liquidity and Capital Resources

The following table summarizes Prosper Funding’s cash flow activities for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net Income	$5,150	$3,784

Net cash provided by operating activities	$4,073	$13,941
Net cash used in investing activities	(14,827)	(13,851)
Net cash provided by financing activities	12,629	(3,273)
Net increase (decrease) in cash and cash equivalents	1,875	(3,183)
Cash and cash equivalents at the beginning of the period	15,026	23,777
Cash and cash equivalents at the end of the period	$16,901	$20,594

The net increase in Cash for the three months ended March 31, 2016, primarily due to net income during the period of $5.2 million which was partially offset by purchases of property and equipment of $1.8 million. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.

Income Taxes

Prosper Funding incurred no income tax expense for the three months ended March 31, 2016 and 2015. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.

Off-Balance Sheet Arrangements

As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of March 31, 2016, Prosper Funding has not engaged in any off-balance sheet financing activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Prosper Marketplace, Inc.

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in financial market prices and interest rates.

Because balances, interest rates and maturities of Borrower Loans are matched and offset by an equal balance of Notes with the exact same interest rates (net our servicing fee) and initial maturities, we believe that we do not have any material exposure to changes in the net fair value of the combined Borrower Loan and Note portfolios as a result of changes in interest rates. We do not hold or issue financial instruments for trading purposes.

The fair values of Borrower Loans, Loans Held for Sale and the related Notes are determined using discounted cash flow methodologies based upon a set of valuation assumptions. The fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.

Prosper had cash and cash equivalents of $41.0 million as of March 31, 2016, and $66.3 million as of December 31, 2015.  These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes.  Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.

Interest Rate Sensitivity

Prosper holds available for sale investments.  The fair value of Prosper’s available for sale investment portfolio was $68.0 million and $73.2 million as of March 31, 2016 and December 31, 2015, respectively.  These investments consisted of corporate debt securities, commercial paper, U.S. agency bonds, U.S. Treasury securities and short term bonds. To mitigate the risk of loss, Prosper’s investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, Prosper limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on Prosper’s available for sale investments and the market value of those investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.5 million in the fair value of Prosper’s available for sale investments as of March 31, 2016, and of approximately $0.6 million in the fair value of Prosper’s available for sale investments as of December 31, 2015. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $0.4 million in the fair value of Prosper’s available for sale investments as of March 31, 2016, and of approximately $0.6 million in the fair value of Prosper’s available for sale investments as of December 31, 2015. Any realized gains or losses resulting from such interest rate changes would only be recorded if Prosper sold the investments prior to maturity and the investments were not considered other-than-temporarily impaired.

Prosper Funding LLC

As a smaller reporting company, Prosper Funding is not required to provide the information required under this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each of the Registrant’s Principal Executive Officer (PEO) and the Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of March 31, 2016. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

PFL is not currently subject to any material legal proceedings.  PFL is not aware of any litigation matters which have had, or are expected to have, a material adverse effect on it.

PMI is not currently subject to any material legal proceedings. Except for the matters referenced in Note 13 (“Commitments and Contingencies”) of PMI’s Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated into this Item by reference, Prosper is not aware of any litigation matters that have had, or are expected to have, a material adverse effect on it.

This Item should be read in conjunction with the Legal Proceedings disclosures in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2014 (Part I, Item 3).

Item 1A. Risk Factors

You should carefully consider the information in this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and related notes, and "Part I - Item 1A - Risk Factors" in our Annual Report on Form 10-K when evaluating our business

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None

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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

Date: May 12, 2016	/s/ Aaron Vermut
Aaron Vermut
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

Date: May 12, 2016	/s/ David Kimball
David Kimball
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

3.2	Amended and Restated Certificate of Incorporation of PMI (incorporated by reference to Exhibit 3.2 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016)

3.3	PFL Certificate of Formation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by PFL and PMI)

3.4	Bylaws of PMI, as amended February 15, 2016

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)

4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)

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

10.1	Form of PFL Borrower Registration Agreement

10.2	Form of PFL Investor Registration Agreement

10.3	Amendment No. 1 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

32.2

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document