Form 10-Q
period 2016-06-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2016-08-15
CIK 1416265, 1542574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 4, 2016, there were 69,744,201 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, and Prosper Capital Management LLC, a Delaware limited liability company, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, on a consolidated basis. In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Further, investors currently invest in Borrower Loans through two channels: (i) the “Note Channel”, which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel”, which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. Finally, although historically we have referred to investors as “lender members,” we call them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace. All share and per share numbers presented in this Form 10-Q have been adjusted to reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.

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

The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	the performance of the Notes, which, in addition to being speculative investments, are special, limited obligations that are not guaranteed or insured;
•	PFL’s ability to make payments on the Notes, including in the event that borrowers fail to make payments on the corresponding Borrower Loans;
•	our ability to attract potential borrowers and investors to our marketplace;
•	the reliability of the information about borrowers that is supplied by borrowers including actions by some borrowers to defraud investors;
•	our ability to service the Borrower Loans, and our ability or the ability of a third party debt collector to pursue collection against any borrower, including in the event of fraud or identity theft;
•	credit risks posed by the credit worthiness of borrowers and the effectiveness of our credit rating systems;
•	our limited operational history and lack of significant historical performance data about borrower performance;
•

potential efforts by state regulators or litigants to impose liability that could affect PFL’s (or any subsequent assignee’s) ability to continue to charge to borrowers the interest rates that they agreed to pay at origination of their loans;

•	our compliance with applicable local, state and federal law, including the Securities Act, Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;
•	potential efforts by state regulators or litigants to characterize PFL or PMI, rather than WebBank, as the lender of the Borrower Loans originated through our marketplace;
•	the application of federal and state bankruptcy and insolvency laws to borrowers and to PFL and PMI;
•	the impact of borrower delinquencies, defaults and prepayments on the returns on the Notes;
•	the lack of a public trading market for the Notes and any inability to resell the Notes on the Note Trader platform;
•	the federal income tax treatment of an investment in the Notes and the PMI Management Rights; and
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

Item 1. Condensed Consolidated Financial Statements

Prosper Marketplace, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Cash and Cash Equivalents	$28,824	$66,295
Restricted Cash	133,216	151,223
Available for Sale Investments, at Fair Value	55,713	73,187
Accounts Receivable	870	2,434
Loans Held for Sale, at Fair Value	4,705	32
Borrower Loans, at Fair Value	310,034	297,273
Property and Equipment, Net	28,178	24,965
Prepaid and Other Assets	6,747	6,433
Servicing Assets	14,297	14,363
Goodwill	36,368	36,368
Intangibles Assets, Net	11,076	13,051
Total Assets	$630,028	$685,624
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$13,104	$22,409
Payable to Investors	114,876	136,507
Notes at Fair Value	309,530	297,405
Other Liabilities	24,416	20,735
Total Liabilities	461,926	477,056
Commitments and Contingencies (see Note 16)
Convertible Preferred Stock – $0.01 par value; 177,388,425 shares authorized, issued and outstanding as of June 30, 2016 and December 31, 2015. Aggregate liquidation preference of $325,952 as of June 30, 2016 and December 31, 2015.	275,938	275,938
Stockholders' Deficit
Common Stock ($0.01 par value; 298,222,103 shares authorized, 70,893,225 issued and 69,957,290 outstanding as of June 30, 2016; and 270,326,075 shares authorized, 70,367,425 shares issued and 69,431,490 outstanding as of December 31, 2015)	174	127
Additional Paid-In Capital	115,325	102,971
Less: Treasury Stock (5,177,235 common shares at cost, June 30, 2016 and December 31, 2015)	(23,417)	(23,417)
Accumulated Deficit	(199,996)	(146,907)
Accumulated Other Comprehensive Income/(Loss)	78	(144)
Total Stockholders' Deficit	(107,836)	(67,370)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$630,028	$685,624

All share numbers reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Operating Revenues
Transaction Fees, Net	$19,276	$39,800	$61,100	$65,142
Servicing Fees, Net	7,676	3,575	14,819	6,144
Gain (Loss) on Sale of Borrower Loans	(687)	3,696	3,104	5,618
Other Revenue	816	1,630	3,589	2,685
Total Operating Revenues	27,081	48,701	82,612	79,589
Interest Income
Interest Income on Borrower Loans	11,192	10,165	21,975	20,634
Interest Expense on Notes	(10,098)	(9,448)	(19,819)	(19,011)
Net Interest Income	1,094	717	2,156	1,623
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(2)	95	(79)	21
Total Net Revenue	28,173	49,513	84,689	81,233
Expenses
Origination and Servicing	8,833	7,126	19,282	13,982
Sales and Marketing	12,303	26,580	45,023	45,150
General and Administrative	28,499	21,832	59,145	35,329
Restructuring Charges	14,061	-	14,061	-
Total Expenses	63,696	55,538	137,511	94,461
Net Loss Before Taxes	(35,523)	(6,025)	(52,822)	(13,228)
Income Tax Expense	105	176	270	249
Net Loss Applicable to Common Stockholders	$(35,628)	$(6,201)	$(53,092)	$(13,477)
Net Loss Per Share – Basic and Diluted	$(0.56)	$(0.11)	$(0.86)	$(0.25)
Weighted-Average Shares - Basic and Diluted	63,270,058	55,612,485	61,813,773	54,168,175

All share numbers reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.

Condensed Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Loss	$(35,628)	$(6,201)	$(53,092)	$(13,477)
Other Comprehensive Income (Loss), Before Tax
Change in Net Unrealized Gain (Loss) on Available for Sale Investments, at Fair Value	25	-	215	-
Realized Gain (Loss) on Sale of Available for Sale Investments, at Fair Value	6	-	6	-
Other Comprehensive Income (Loss), Before Tax	31	-	221	-
Income tax effect	-	-	-	-
Other Comprehensive Income (Loss), Net of Tax	31	-	221	-
Comprehensive Income (Loss)	(35,597)	(6,201)	(52,871)	(13,477)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from Operating Activities:
Net Loss	$(53,092)	$(13,477)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	79	(21)
Depreciation and Amortization	6,430	3,455
Gain on Sales of Borrower Loans	(5,690)	(5,857)
Change in Fair Value of Servicing Rights	5,647	1,895
Stock-Based Compensation Expense	11,510	4,192
Restructuring Liability	8,492	-
Other, Net	227	45
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,358,011)	(1,402,499)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,353,338	1,409,426
Restricted Cash Except for those Related to Investing Activities	20,621	(63,254)
Accounts Receivable	1,564	1,956
Prepaid and Other Assets	(84)	(2,235)
Accounts Payable and Accrued Liabilities	(4,995)	2,754
Payable to Investors	(21,631)	70,551
Other Liabilities	(7,690)	(2,000)
Net cash (Used in) provided by Operating Activities	(43,285)	4,931
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(109,215)	(94,512)
Principal Payments of Borrower Loans Held at Fair Value	83,514	73,457
Purchases of Property and Equipment	(8,600)	(6,412)
Maturities of Short Term Investments	1,278	1,274
Purchases of Short Term Investments	(1,277)	(1,275)
Purchases of Available for Sale Investments, at Fair Value	(11,725)	-
Proceeds from Sale of Available for Sale Investments	9,193	-
Maturities of Available for Sale Investments	20,064	-
Acquisition of Businesses, Net of Cash Acquired	-	(19,000)
Changes in Restricted Cash Related to Investing Activities	(2,614)	(2,729)
Net Cash Used in Investing Activities	(19,382)	(49,197)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	109,147	94,575
Payments of Notes Held at Fair Value	(84,200)	(73,509)
Proceeds from Issuance of Convertible Preferred Stock, Net	-	164,793
Proceeds from Exercise of Warrants and Stock Options including Early Exercise, and Issuance of Restricted Stock	464	4,609
Repurchase of Common Stock and Restricted Stock	(46)	(21,250)
Taxes Paid for Awards Vested Under Equity Incentive Plans	(169)	(2,206)
Net Cash Provided by Financing Activities	25,196	167,012
Net (Decrease) Increase in Cash and Cash Equivalents	(37,471)	122,746
Cash and Cash Equivalents at Beginning of the Period	66,295	50,557
Cash and Cash Equivalents at End of the Period	$28,824	$173,303
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$19,787	$19,147
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	$346	$26
Non-Cash Investing Activity- Amount Payable for the Acquisition of Business	$-	$840

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

On January 23, 2015, PMI acquired all of the outstanding limited liability company units of American HealthCare Lending, LLC (“American HealthCare Lending”), a company that operated a patient financing platform, and merged American HealthCare Lending with and into Prosper Healthcare Lending LLC (“PHL”), a newly established entity surviving the merger. Prosper’s condensed consolidated financial statements include PHL’s results of operations and financial position from the date of acquisition forward.

On October 9, 2015, PMI acquired all of the outstanding stock of BillGuard, Inc. (“BillGuard”), a company incorporated in Delaware in 2010 that developed applications that help consumers manage their identity, finances and credit. PMI merged BillGuard with and into Beach Merger Sub, Inc., a newly established entity wholly owned by PMI, with BillGuard surviving the merger. Prosper’s condensed consolidated financial statements include BillGuard’s results of operations and financial position from the date of acquisition forward.

Reclassifications

During the period ended June 30, 2016, Prosper changed the presentation of its revenue in the condensed consolidated statements of operations. A new line called “Gain on Sales of Borrower Loans” was created with the amounts included in this line previously classified as “Other Revenue”.  Prior period amounts have been reclassified to conform to the current presentation.

Additionally, due to the early adoption of ASU 2016-09 on January 1, 2016, reclassifications were made to the financing section of the condensed consolidated statements of cash flows to reflect taxes paid for awards vested under equity incentive plans.  Prior period amounts have been reclassified to conform to the current presentation.

2. Summary of Significant Accounting Policies

Prosper’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to these accounting policies during the first six months of 2016.

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

Restructuring Charges

Restructuring charges consist of severance and contract termination related costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company. A liability for contract termination costs is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals.

Borrower Loans, Loans Held for Sale and Notes

Through the Note Channel, Prosper purchases Borrower Loans from WebBank then issues Notes, and holds the Borrower Loans until maturity. The obligation to repay a series of Notes issued through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans funded and Notes issued through the Note Channel are carried on Prosper’s condensed consolidated balance sheets as assets and liabilities, respectively. We choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows both the Borrower Loans and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made. Prosper estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies that take into account expected prepayments, losses, recoveries and default rates. The Borrower Loans are not derecognized when a corresponding Note is issued as Prosper maintains the ability to sell the Borrower Loans without the approval of the holders of the corresponding Notes.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard will be effective for Prosper in the first quarter of fiscal 2018. In August 2015, the FASB issued ASU No. 2015-14, which amended the standard to provide a one-year deferral of the effective date, as well as providing the option to early adopt the standard on the original effective date. Accordingly, Prosper may adopt the standard in either Prosper’s fiscal year ending December 31, 2017 or 2018. The guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In March 2016, April 2016 and May 2016, the FASB further amended the guidance to clarify the implementation on principal versus agent considerations, the identification of performance obligation and the licensing implementation guidance, and to provide narrow-scope improvements and practical expedients.  Prosper has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the consolidated financial statements and related disclosures.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity to eliminate the use of different methods in practice and thereby reduce existing diversity in the accounting for hybrid financial instruments issued in the form of a share. For hybrid financial instruments issued in the form of a share, an entity should determine the nature of the contract by considering the economic characteristics and risks of the entire hybrid financial instrument. The existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. This standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Prosper adopted this guidance on January 1, 2016, and the adoption of this standard did not have a material impact on Prosper’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 “Customers’ Accounting for Fees Paid in Cloud Computing Arrangement”, which became effective for the annual reporting period beginning after December 15, 2015. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. Prosper adopted this guidance on January 1, 2016, and the adoption of this standard did not have a material impact on Prosper’s condensed consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The new guidance simplifies the accounting for measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Prosper adopted this guidance on January 1, 2016, and the adoption of this standard did not have a material impact on Prosper’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures.  This guidance will be effective for us in the first quarter of our fiscal year 2019, and early adoption is permitted. Prosper will be required to recognize and measure leases at the beginning off the earliest period presented using a modified retrospective approach.  Prosper anticipates that this standard will have a material impact on our consolidated financial statements.  While Prosper is continuing to assess all potential impacts of the standard, Prosper currently believes the most significant impact relates to our accounting for office operating leases.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718).  This guidance makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This guidance will be effective for us in the first quarter of our fiscal year 2017, and early adoption is permitted. Prosper has decided to early adopt this guidance effective January 1, 2016, the adoption of this standard did not have a material impact on Prosper’s condensed consolidated financial statements.

3. Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Property and equipment:
Computer equipment	$14,153	$10,522
Internal-use software and website development costs	14,289	10,990
Office equipment and furniture	3,087	2,442
Leasehold improvements	7,220	5,719
Assets not yet placed in service	1,994	3,242
Property and equipment	40,743	32,915
Less accumulated depreciation and amortization	(12,565)	(7,950)
Total property and equipment, net	$28,178	$24,965

Depreciation and amortization expense for property and equipment for the three months ended June 30, 2016 and 2015 was $2.5 million and $1.4 million, respectively.  Depreciation and amortization expense for property and equipment for the six months ended June 30, 2016 and 2015 was $4.5 million and $3.1 million, respectively. Prosper capitalized internal-use software and website development costs in the amount of $1.8 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively.  Prosper capitalized internal-use software and website development costs in the amount of $3.6 million and $3.9 million for the six months ended June 30, 2016 and 2015, respectively. Prosper recorded internal-use software and website development impairment charges of $240 thousand and $0 for the six months ended June 30, 2016 and 2015, respectively, as a result of its decision to discontinue several software and website development projects. These charges are included in general and administration expenses on the condensed consolidated statement of operations.

4. Borrower Loans, Loans Held for Sale, and Notes Held at Fair Value

The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale and Notes as of June 30, 2016 and December 31, 2015, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Aggregate principal balance outstanding	$312,725	$296,945	$(315,671)	$(294,331)	$4,715	$42
Fair value adjustments	(2,691)	328	6,141	(3,074)	(10)	(10)
Fair value	$310,034	$297,273	$(309,530)	$(297,405)	$4,705	$32

At June 30, 2016, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through June 2021. At December 31, 2015, outstanding Borrower Loans had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2020.

Approximately $0.3 million and $2.0 million represents the gain and loss, respectively, that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the three and six months ending June 30, 2016.

As of June 30, 2016, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.0 million and a fair value of $0.7 million. As of December 31, 2015, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.3 million and a fair value of $0.9 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of June 30, 2016 and December 31, 2015, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.1 million, respectively.

5. Loan Servicing Assets and Liabilities

Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees.  The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The servicing assets and liabilities are measured at fair value throughout the servicing period. The total gains and losses recognized on the sale of such Borrower Loans was $0.7 million of losses and $3.7 million of gains for the three months ended June 30, 2016 and 2015, respectively. The total gain recognized on the sale of such Borrower Loans was $3.1 million and $5.6 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $4.1 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and various maturity dates through June 2021. At December 31, 2015, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.8 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 31.90% and various maturity dates through December 2020.

$10.4 million and $4.6 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statement of operations in Servicing Fees, Net for the three months ended June 30, 2016 and 2015 respectively. $20.0 million and $7.8 million of contractually specified servicing fees and ancillary fees are included on our condensed statement of operations in Servicing Fees, Net for the six months ended June 30, 2016 and 2015 respectively.

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

The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of June 30, 2016 and December 31, 2015, are as follows:

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate debt securities	$37,453	$49	$(9)	$37,493
Commercial paper	3,899	-	-	3,899
US Treasury securities	10,533	28	-	10,561
Agency bonds	2,499	11	-	2,510
Total fixed maturity securities	54,384	88	(9)	54,463
Short term bond funds	1,250	-	-	1,250
Total Available for Sale Investments	$55,634	$88	$(9)	$55,713

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate debt securities	$50,327	$1	$(94)	$50,234
Commercial paper	9,493	-	-	9,493
US Treasury securities	8,512	-	(41)	8,471
Agency bonds	2,499	-	(8)	2,491
Total fixed maturity securities	70,831	1	(143)	70,689
Short term bond funds	2,500	-	(2)	2,498
Total Available for Sale Investments	$73,331	$1	$(145)	$73,187

A summary of available for sale investments with unrealized losses as of June 30, 2016, and December 31, 2015, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Corporate debt securities	$9,753	$(9)	$-	$-	$9,753	$(9)
U.S. treasury securities	-	-	-	-	-	-
Agency bonds	-	-	-	-	-	-
Total fixed maturity securities	9,753	(9)	-	-	9,753	(9)
Short term bond funds	-	-	-	-	-	-
Total Investments with Unrealized Losses	$9,753	$(9)	$-	$-	$9,753	$(9)

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Corporate debt securities	$45,375	$(94)	$-	$-	$45,375	$(94)
U.S. treasury securities	8,471	(41)	-	-	8,471	(41)
Agency bonds	2,491	(8)	-	-	2,491	(8)
Total fixed maturity securities	56,337	(143)	-	-	56,337	(143)
Short term bond funds	2,498	(2)	-	-	2,498	(2)
Total Investments with Unrealized Losses	$58,835	$(145)	$-	$-	$58,835	$(145)

There were no impairment charges recognized during the six months ended June 30, 2016.

The maturities of available for sale investments at June 30, 2016, and December 31, 2015, are as follows:

June 30, 2016	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Corporate debt securities	$28,677	$8,816	$-	$-	$37,493
Commercial paper	3,899	-	-	-	3,899
US Treasury securities	3,006	7,555	-	-	10,561
Agency bonds	-	2,510	-	-	2,510
Total Fair Value	$35,582	$18,881	$-	$-	$54,463
Total Amortized Cost	$35,560	$18,824	$-	$-	$54,384

December 31, 2015	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Corporate debt securities	$26,289	$23,945	$-	$-	$50,234
Commercial paper	9,493	-	-	-	9,493
US Treasury securities	-	8,471	-	-	8,471
Agency bonds	-	2,491	-	-	2,491
Total Fair Value	$35,782	$34,907	$-	$-	$70,689
Total Amortized Cost	$35,831	$35,000	$-	$-	$70,831

During the three and six months ended June 30, 2016, Prosper sold $9.2 million of investments which resulted in a realized gain of $6 thousand.

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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$-	$-	$310,034	$310,034
Loans Held for Sale	-	-	4,705	4,705
Available for Sale Investments, at Fair Value	-	55,713	-	55,713
Servicing Assets	-	-	14,297	14,297
Total Assets	-	55,713	329,036	384,749

Liabilities:
Notes	$-	$-	$309,530	$309,530
Servicing Liabilities	-	-	324	324
Contingent Consideration	-	-	4,929	4,929
Total Liabilities	$-	$-	$314,783	$314,783

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$-	$-	$297,273	$297,273
Loans Held for Sale	-	-	32	32
Available for Sale Investments, at Fair Value	-	73,187	-	73,187
Servicing Assets	-	-	14,363	14,363
Total Assets	-	73,187	311,668	384,855

Liabilities:
Notes	$-	$-	$297,405	$297,405
Servicing Liabilities	-	-	484	484
Contingent Consideration	-	-	4,801	4,801
Total Liabilities	$-	$-	$302,690	$302,690

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

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at June 30, 2016 and December 31, 2015:

Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	June 30, 2016	December 31, 2015
Discount rate	4.4% - 15.0%	4.3% - 14.5%
Default rate	1.6% - 14.8%	1.4% - 14.4%

Servicing Rights

Range
Unobservable Input	June 30, 2016	December 31, 2015
Discount rate	15% - 25%	15% - 25%
Default rate	1.1% - 15.0%	1.2% - 14.7%
Prepayment rate	14.8% - 27.6%	14.3% - 25.6%
Market servicing rate	0.625%	0.625%

At June 30, 2016, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.

The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2016	$297,273	$(297,405)	$32	$(100)
Purchase of Borrower Loans/Issuance of Notes	109,215	(109,147)	1,358,011	1,358,079
Principal repayments	(82,376)	83,119	(136)	607
Borrower Loans sold to third parties	(1,138)	1,081	(1,353,202)	(1,353,259)
Other changes	(6)	(33)	-	(39)
Change in fair value	(12,934)	12,855	-	(79)
Balance at June 30, 2016	$310,034	$(309,530)	$4,705	$5,209

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2015	$273,243	$(273,783)	$8,463	$7,923
Purchase of Borrower Loans/Issuance of Notes	94,512	(94,575)	1,402,499	1,402,436
Principal repayments	(73,457)	73,509	(543)	(491)
Borrower Loans sold to third parties	-	-	(1,408,883)	(1,408,883)
Other changes	(130)	136	(9)	(3)
Change in fair value	(9,968)	10,085	(96)	21
Balance at June 30, 2015	$284,200	$(284,628)	$1,431	$1,003

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at April 1, 2015	$280,404	$(280,801)	$1,599	$1,202
Purchase of Borrower Loans/Issuance of Notes	46,805	(46,779)	861,574	861,600
Principal repayments	(37,395)	37,440	(157)	(112)
Borrower Loans sold to third parties	-	-	(861,574)	(861,574)
Other changes	(136)	(71)	(1)	(208)
Change in fair value	(5,478)	5,583	(10)	95
Balance at June 30, 2015	$284,200	$(284,628)	$1,431	$1,003

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at April 1, 2016	$303,243	$(302,357)	$30	$916
Purchase of Borrower Loans/Issuance of Notes	54,044	(53,873)	426,591	426,762
Principal repayments	(41,390)	41,057	(131)	(464)
Borrower Loans sold to third parties	(525)	499	(421,784)	(421,810)
Other changes	(2)	(191)	-	(193)
Change in fair value	(5,336)	5,335	(1)	(2)
Balance at June 30, 2016	$310,034	$(309,530)	$4,705	$5,209

The following tables present additional information about level 3 servicing assets and liabilities measured at fair value on a recurring basis (in thousands):

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2016	14,363	484
Additions	5,750	9
Less: Changes in fair value	(5,816)	(169)
Fair Value at June 30, 2016	14,297	324

	Servicing Assets	Servicing Liabilities
Amortized Cost at January 1, 2015	4,163	624
Adjustment to Adopt Fair Value Measurement	546	(29)
Fair Value at January 1, 2015	4,709	595
Additions	5,837	193
Less: Changes in fair value	(1,864)	(182)
Fair Value at June 30, 2015	8,682	606

	Servicing Assets	Servicing Liabilities
Fair Value at April 1, 2016	15,548	398
Additions	1,729	-
Less: Changes in fair value	(2,980)	(74)
Fair Value at June 30, 2016	14,297	324

	Servicing Assets	Servicing Liabilities
Fair Value at April 1, 2015	6,034	668
Additions	3,759	39
Less: Changes in fair value	(1,111)	(101)
Fair Value at June 30, 2015	8,682	606

Contingent Consideration:

On October 9, 2015, PMI, purchased 100% of the outstanding shares of BillGuard. The contingent consideration was primarily performance-based and will be determined over a one-year period from the date of purchase. Total contingent consideration due in October 2016 is based on revenues generated and other criteria.  We measured the fair value of the contingent consideration using a probability-weighted discounted cash flow approach. Some of the significant inputs used for the valuation are not observable in the market and are thus Level 3 inputs. Contingent consideration is recorded in the condensed consolidated balance sheet under "Other Liabilities." Significant increases or decreases in certain underlying assumptions used to value the contingent consideration could significantly increase or decrease the fair value estimates recorded in the condensed consolidated balance sheets. During the three and six month periods ended June 30, 2016, there were fair value changes of $63 thousand and $128 thousand, respectively, resulting in a fair value of $4.9 million at June 30, 2016 from the opening fair value at January 1, 2016 of $4.8 million.

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at June 30, 2016 for Borrower Loans, Loans Held for Sale and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Discount rate assumption:	7.25	%*	7.25	%*
Resulting fair value from:
100 basis point increase	$306,868		$306,363
200 basis point increase	303,781		303,277
Resulting fair value from:
100 basis point decrease	$313,283		$312,780
200 basis point decrease	316,619		316,116
Default rate assumption:	11.02	%*	11.02	%*
Resulting fair value from:
100 basis point increase	$306,882		$306,370
200 basis point increase	303,823		303,303
Resulting fair value from:
100 basis point decrease	$313,200		$312,704
200 basis point decrease	316,399		315,913

* Represents weighted average assumptions considering all credit grades.

The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of June 30, 2016 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	13,252	$356
Market servicing rate decrease to 0.60%	15,342	$291
Weighted average prepayment assumptions	20.44%	20.44%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	13,918	$303
Applying a 0.9 multiplier to prepayment rate	14,451	$314
Weighted average default assumptions	11.39%	11.39%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$14,067	$323
Applying a 0.9 multiplier to default rate	$14,530	$323

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

9. Goodwill and Other Intangible Assets

Goodwill

Prosper’s goodwill balance of $36.4 million at June 30, 2016 did not change during the six months ended June 30, 2016. We did not record any goodwill impairment expense for the six months ended June 30, 2016.

Other Intangible Assets

The following table presents the detail of other intangible assets for the period presented (dollars in thousands):

	June 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
User base and customer relationships	$6,250	$(1,976)	$4,274	8.6
Developed technology	8,310	(1,508)	$6,802	4.3
Brand name	60	(60)	-	-
Total intangible assets subject to amortization	$14,620	$(3,544)	$11,076

Prosper’s intangible asset balance was $11.1 million and $13.1 million at June 30, 2016 and December 31, 2015, respectively.

The user base and customer relationship intangible assets are being amortized on an accelerated basis over a three to ten year period. The technology and brand name intangible assets are being amortized on a straight line basis over three to five years and one year, respectively.

Amortization expense for the three months ended June 30, 2016 and 2015 was $1.0 million and $0.3 million, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $2.0 million and $0.3 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2016	$1,862
2017	3,260
2018	2,329
2019	1,779
2020	1,344
Thereafter	502
Total	$11,076

10. Other Liabilities

Other Liabilities includes the following:

	June 30, 2016	December 31, 2015
Class action settlement liability	$2,973	$5,949
Repurchase liability for unvested restricted stock awards	267	473
Contingent consideration	4,929	4,801
Deferred revenue	420	1,591
Servicing liabilities	324	484
Deferred rent	4,647	5,240
Restructuring liability	8,492	-
Other	2,364	2,197
Total Other Liabilities	$24,416	$20,735

11. Net Loss Per Share

The weighted average shares used in calculating basic and diluted net loss per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss available to common stockholders for basic and diluted EPS	$(35,628)	$(6,201)	$(53,092)	$(13,477)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	63,270,058	55,612,485	61,813,773	54,168,175
Basic and diluted net loss per share	$(0.56)	$(0.11)	$(0.86)	$(0.25)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	177,388,425	35,477,685	177,388,425	35,477,685
Stock options issued and outstanding	43,719,604	6,982,320	41,694,271	6,478,422
Unvested stock options exercised	5,345,950	3,084,604	5,345,950	3,084,604
Warrants issued and outstanding	962,113	123,467	792,449	123,467
Total common stock equivalents excluded from diluted net loss per common share computation	227,416,092	45,668,076	225,221,095	45,164,178

The number of shares issued and outstanding reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.

12. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of June 30, 2016 are disclosed in the table below (amounts in thousands except share and per share amounts):

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

Common Stock

PMI, through its amended and restated certificate of incorporation, as amended, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its certificate of incorporation to, among other things, effect a 5-for-1 forward stock split. On May 31, 2016, PMI further amended its amended and restated certificate of incorporation to increase the number of shares of common stock authorized for issuance.  The total number of shares of stock which PMI has the authority to issue is 475,610,528, consisting of 298,222,103 shares of common stock, $0.01 par value per share, and 177,388,425 shares of preferred stock, $0.01 par value per share. As of June 30, 2016, 70,893,225 shares of common stock were issued and 69,957,290 shares of common stock were outstanding. As of December 31, 2015, 70,367,425 shares of common stock were issued and 69,431,490 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.

Common Stock Issued upon Exercise of Stock Options

During the six months ended June 30, 2016, PMI issued 334,475 shares of common stock upon the exercise of vested options for cash proceeds of $0.3 million. Certain options are eligible for exercise prior to vesting. These unvested options may be exercised for restricted shares of common stock that have the same vesting schedule as the options. Prosper records a liability for the exercise price paid upon the exercise of unvested options, which is reclassified to common stock and additional paid-in capital as the shares vest. Should the holder’s employment be terminated, the unvested restricted shares are subject to repurchase by PMI at an amount equal to the exercise price paid for such shares. At June 30, 2016 and December 31, 2015, there were 5,345,950 and 9,806,170 shares, respectively, of restricted stock outstanding that remain unvested and subject to Prosper’s right of repurchase.

For the six months ended June 30, 2016, PMI repurchased 51,105 shares of restricted stock for $46 thousand upon termination of employment of various employees.

Common Stock Issued upon Exercise of Warrants

For the six months ended June 30, 2016, PMI issued 51,915 shares of common stock upon the exercise of warrants for aggregate proceeds of $11 thousand.

13. Share Based Incentive Plan and Compensation

In 2005, PMI’s stockholders approved the adoption of the 2005 Stock Plan. On December 1, 2010, PMI’s stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (the “2005 Plan”). The 2005 Plan expired during the year ending December 31, 2015 and PMI’s stockholders approved the adoption of the 2015 Equity Incentive Plan. On February 15, 2016, PMI’s stockholders approved the adoption of an Amendment No. 1 to the 2015 Equity Incentive Plan, and on May 31, 2016, PMI’s

stockholders approved the adoption of an Amendment No. 2 to the 2015 Equity Incentive Plan (as amended to date, the “2015 Plan”). As of June 30, 2016 under the 2005 Plan, up to 59,388,480 shares of common stock are reserved and may be issued to employees, directors, and consultants by PMI’s board of directors and stockholders to promote the success of Prosper’s business. As of June 30, 2016 under the 2015 Plan, up to 51,850,918 shares of common stock are reserved and may be granted to employees, directors, and consultants by PMI’s board of directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter or vest 50% two years from the vesting commencement date and 1/48 th per month thereafter or vest 1/36th per month from the vesting commencement date.  In no event are options exercisable more than ten years after the date of grant.

At June 30, 2016, there were 11,402,606 shares available for grant under the 2015 Plan and zero shares available for grant under the 2005 Plan.

The number of options, restricted stock units and amounts per share reflects a 5-for-1 forward stock split effected by PMI on February 16, 2016.

Stock Option Reprice

On May 3, 2016, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program, (the “Reprice”) authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that have exercise prices above the current fair market value of PMI’s common stock.  The repricing was effected on May 16, 2016 for eligible directors and employees located in the United States and on May 19, 2016 for eligible employees located in Israel. Prosper believes the repricing of such stock options will encourage the continued service of valued employees and directors, and motivate such service providers to perform at high levels, both of which are critical to Prosper’s continued success. Prosper expects to incur additional stock based compensation charges as a result of this repricing. The financial statement impact of this repricing is $1.2 million in the 3 months ended June 30, 2016 and $4.2 million (net of forfeitures) that will be recognized over the remaining weighted average vesting period of 2.8 years.

Early Exercised Stock Options

The activity of options that were early exercised under the 2005 Plan for the six months ended June 30, 2016 is below:

	Early exercised options, unvested	Weighted average exercise price
Balance as of January 1, 2016	9,806,170	$0.05
Repurchase of restricted stock	(51,105)	0.90
Restricted stock vested	(4,409,115)	0.04
Balance as of June 30, 2016	5,345,950	$0.05

Additional information regarding the unvested early exercised stock options outstanding as of June 30, 2016 is as follows:

	Options Outstanding
Range of
Exercise	Number	Weighted –Avg.	Weighted –Avg.
Prices	Outstanding	Remaining Life	Exercise Price
0.02	4,847,590	0.7	$0.02
0.11	387,010	1.6	0.11
1.13	111,350	2.1	1.13
$0.02 - $1.13	5,345,950	0.8	$0.05

Stock Option Activity

Stock option activity under the 2005 Plan and 2015 Plan is summarized for the six months ended June 30, 2016 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2016	40,425,605	$2.64
Options issued	19,655,338	$2.14
Options exercised – vested	(334,475)	0.85
Options forfeited	(4,725,406)	1.38
Balance as of June 30, 2016	55,021,062	1.54

Options vested and/or exercisable at June 30, 2016	26,856,397	1.15

Due to the timing of the Reprice, the ending weighted average exercise price shown above reflects repriced options while the opening weighted average exercise price does not.

Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of June 30, 2016 is as follows:

	Options Outstanding			Options Vested and Exercisable
		Weighted –	Weighted –		Weighted -
Range of		Avg.	Avg.		Avg.
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Vested	Price
$0.02 - 0.99	13,462,825	7.41	$0.12	13,462,110	$0.12
1.00 - 2.99	38,325,717	9.34	2.04	11,565,657	1.91
3.00 - 4.99	1,586,875	8.63	3.62	1,586,875	3.62
5.00 - 5.52	1,645,645	9.14	5.49	241,755	5.46
$0.02 - 5.52	55,021,062	8.84	$1.72	26,856,397	$1.15

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

The fair value of PMI’s stock option awards granted during the three months ended June 30, 2016 and 2015 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Volatility of common stock	50.88%	52.75%	50.88%	57.26%
Risk-free interest rate	1.29%	1.80%	1.29%	1.72%
Expected life	5.8 years	6.0 years	5.8 years	6.1 years
Dividend yield	0%	0%	0%	0%

Restricted Stock Unit Activity

During the six months ended June 30, 2016, PMI granted restricted stock units (“RSUs”) to certain employees that are subject to three-year vesting terms or four year vesting terms and the occurrence of a liquidity event.

The aggregate fair value of the RSUs granted was $10.7 million. The following table summarizes the activities for PMI’s RSUs during the six months ending June 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2015	1,835,510	$5.52
Granted	3,580,220	2.14
Vested	-	-
Forfeited	(1,274,920)	2.14
Unvested - June 30, 2016	4,140,810	$2.59

The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations during the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Origination and servicing	$579	$292	$1,018	$436
Sales and marketing	896	676	1,632	1,065
General and administrative	4,884	1,784	8,815	2,691
Restructuring	45	-	45	-
Total stock based compensation	$6,404	$2,752	$11,510	$4,192

During the three months ended June 30, 2016 and 2015, Prosper capitalized $225 thousand and $175 thousand respectively, of stock-based compensation as internal use software and website development costs. During the six months ended June 30, 2016 and 2015, Prosper capitalized $436 thousand and $297 thousand respectively, of stock-based compensation as internal use software and website development costs. As of June 30, 2016, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper’s employees’ unvested stock-based awards was approximately $58.6 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.77 years.

Management modified or accelerated the vesting terms for certain employee options, which resulted in an additional $0.7 million and $0.1 million of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively.

14. Restructuring

Summary of Restructuring Plan

On May 3, 2016, Prosper adopted a strategic restructuring of its business. This restructuring is intended to streamline our operations and support future growth efforts. Under this restructuring, Prosper closed its Salt Lake City, Utah location.  As a result of this restructuring, Prosper will terminate 167 employees across all locations.  In connection with the restructuring, Prosper has recognized employee severance and benefits charges of approximately $5.4 million in the second quarter which were included in “Restructuring Charges” within the condensed consolidated statement of operations, and expects to incur $0.2 million in the third quarter of 2016 related to these charges. The actions associated with this restructuring are expected to be fully completed by the third quarter of 2016.

In addition to the employment costs associated with the restructuring, Prosper is also engaged in marketing for sublease, space in our existing office space that is no longer needed due to the reduction in headcount. In total, the losses incurred on the leases in San Francisco, Salt Lake City and Phoenix totaled $8.7 million which has been included in “Restructuring Charges” within the condensed consolidated statement of operations.  Prosper expects to incur an additional $0.2 million in the third quarter of 2016 related to the facilities related charges.

The following table summarizes the activities related to Prosper's restructuring plan (in thousands):

	Severance Related *	Facilities Related	Total
Balance April 1, 2016	$-	$-	$-
Additions to expense	5,400	8,661	14,061
Transfer from deferred rent	-	764	764
Less: Cash paid	(3,362)	(933)	(4,295)
Balance June 30, 2016	$2,038	$8,492	$10,530

* Severance related restructuring costs excludes non-cash charges related to vesting of equity incentives for fully-vested employees terminated as part of the Restructuring of $45 thousand

15. Income Taxes

For the three months ended June 30, 2016 and 2015, Prosper recognized $105 thousand and $176 thousand of income tax expense, respectively. For the six months ended June 30, 2016 and 2015, Prosper recognized $270 thousand and $249 thousand of income tax expense, respectively.  The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability.  No other income tax expense or benefit was recorded for the six month periods ended June 30, 2016 and 2015 due to a full valuation allowance recorded against our deferred tax assets.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.

16. Commitments and Contingencies

Future Minimum Lease Payments

Prosper has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2022 and 2027.

Future minimum rental payments under these leases as of June 30, 2016 are as follows (in thousands):

Remaining six months of 2016	3,674
2017	8,888
2018	9,524
2019	9,732
2020	10,225
2021	10,313
Thereafter	26,102
Total future operating lease obligations	$78,458

Rental expense under operating lease arrangements was $1.9 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively.  Rental expense under operating lease arrangements was $3.7 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively.

Operating Commitments

Prosper has an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. The arrangement allows for Borrower Loans to be offered to borrowers at uniform nationwide terms. Prosper is required to pay the greater of a monthly minimum fee or a fee calculated based on a certain percentage of monthly Borrower Loan origination volume. The minimum fee for the remaining six months ended December 31, 2016 is $0.8 million. The minimum fee is $1.7 million, $1.7 million and $1.0 million for years 2017, 2018 and 2019, respectively.

Loan Purchase Commitments

Prosper has entered into an agreement with WebBank to purchase $7.8 million of Borrower Loans that WebBank originated during the last business day of the quarter ended June 30, 2016 and the first business day of the quarter ending September 30, 2016. Prosper will purchase these Borrower Loans within the first two business days of the quarter ended June 30, 2016.

Repurchase and Indemnification Contingency

Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at June 30, 2016 is $4,063 million. Prosper has accrued $489 thousand and $510 thousand as of June 30, 2016 and December 31, 2015, respectively, in regard to this obligation.

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

In 2008, plaintiffs filed a class action lawsuit against Prosper and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California. The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. On July 19, 2013 solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation agreed to enter into a settlement to resolve all claims related thereto (the “Settlement”). In connection with the Settlement, Prosper agreed to pay an aggregate amount of $10 million into a settlement fund, split into four annual installments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. The Settlement received final approval in a final order and judgment entered by the Superior Court on April 16, 2014. Pursuant to the final order and judgment, the claims in the class action were dismissed, and the defendants were released by the plaintiffs from all claims that were or could have been asserted concerning the issues alleged in the class action lawsuit. The first three annual installments have been made prior to June 30, 2016 and the reserve for the class action settlement liability is $3.0 million in the condensed consolidated balance sheet as of June 30, 2016.

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

Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and six months ended June 30, 2016 and 2015, as well as the Notes and Borrower Loans outstanding as of June 30, 2016 and December 31, 2015 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Six Months Ended June 30,		Six Months Ended June 30,
Related Party	2016	2015	2016	2015
Executive officers and management	$801	$846	$110	$98
Directors (excluding executive officers and management)	350	20	15	4
Total	$1,151	$866	$125	$102

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Three Months Ended June 30,		Three Months Ended June 30,
Related Party	2016	2015	2016	2015
Executive officers and management	$396	$365	$61	$51
Directors (excluding executive officers and management)	114	-	9	2
Total	$510	$365	$70	$53

	Notes and Borrower Loans Balance as of
Related Party	June 30, 2016	December 31, 2015
Executive officers and management	$1,822	$1,912
Directors (excluding executive officers and management)	528	325
	$2,350	$2,237

18. Subsequent Events

  On July 1, 2016, Prosper and WebBank, an FDIC-insured, Utah-chartered industrial bank (“WebBank”), entered into (i) an Asset Sale Agreement between Prosper Funding and WebBank (the “Sale Agreement”), (ii) a Marketing Agreement between PMI and WebBank (the “Marketing Agreement”), and (iii) a Stand By Purchase Agreement between PMI and WebBank (the “Purchase Agreement,” and collectively, the “Origination and Sale Agreements”).   As of the effective date of August 1, 2016 these agreements replace the existing agreements with WebBank.

The Origination and Sale Agreements set forth the respective obligations of the Registrants and WebBank with respect to the origination and sales activities of consumer loans originated on or after August 1, 2016. Under the Sale Agreement, WebBank sells and assigns certain consumer loans or related participation rights to Prosper Funding.  As consideration for WebBank’s agreement to sell and assign such consumer loans or related participation rights, Prosper Funding agrees to pay WebBank certain fees in addition to the purchase price of such consumer loans or participation rights.  Under the Marketing Agreement, PMI identifies customers who qualify for WebBank’s consumer loans, markets such loan programs and provides an online interface and other operational services in support of such consumer loan program.  WebBank pays PMI a marketing fee in consideration for PMI’s marketing and other activities under the consumer loan program.  Under the Purchase Agreement, PMI has agreed to purchase consumer loans or related participation rights from WebBank in the event that Prosper Funding fails to purchase loans or participation rights that it is obligated to purchase under the Sale Agreement. The initial term of each of the Origination and Sale Agreements is three years.

As a result of entering into these agreements, on August 1st, 2016 Prosper deposited an additional $5 million into a collateral account.  This will reduce Cash and Cash Equivalents while increasing Restricted Cash.  Additionally, under this agreement Prosper is required to maintain a minimum liquidity covenant of $15 million.

Prosper Funding LLC

Condensed Consolidated Balance Sheets (Unaudited)

(amounts in thousands)

	June 30, 2016	December 31, 2015
Assets
Cash and Cash Equivalents	$6,911	$15,026
Restricted Cash	121,933	139,937
Short Term Investments	1,279	1,277
Loans Held for Sale at Fair Value	4,705	32
Borrower Loans Receivable at Fair Value	310,034	297,273
Property and Equipment, Net	9,854	8,419
Servicing Assets	13,798	13,605
Other Assets	111	122
Total Assets	$468,625	$475,691
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$1,371	$2,122
Payable to Related Party	4,202	2,989
Payable to Investors	113,610	135,661
Notes at Fair Value	309,530	297,405
Other Liabilities	1,283	1,209
Total Liabilities	429,996	439,386
Member's Equity
Retained Earnings	38,629	36,305
Total Member's Equity	$38,629	$36,305
Total Liabilities and Member's Equity	$468,625	$475,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$6,930	$14,213	$22,348	$23,886
Servicing Fees, Net	7,589	3,272	14,623	5,536
Gain (Loss) on Sale of Borrower Loans	(687)	3,696	3,104	5,618
Other Revenues	26	-	417	(22)
Total Operating Revenues	13,858	21,181	40,492	35,018
Interest Income on Borrower Loans	10,988	10,209	21,496	20,723
Interest Expense on Notes	(10,098)	(9,448)	(19,819)	(19,011)
Net Interest Income	890	761	1,677	1,712
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(2)	94	(79)	21
Total Net Revenues	14,746	22,036	42,090	36,751
Expenses
Administration Fee - Related Party	15,652	14,085	36,258	23,380
Servicing	1,536	899	2,767	2,271
General and Administrative	380	282	737	546
Total Expenses	17,568	15,266	39,762	26,197
Total Net Income	$(2,822)	$6,770	$2,328	$10,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net Income	$2,328	$10,554
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	79	2
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	39	(21)
Gain on Sale of Borrower Loans	(5,690)	(5,648)
Change in Fair Value of Servicing Rights	5,387	1,291
Depreciation and Amortization	1,864	1,896
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,358,011)	(1,402,499)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,353,338	1,409,426
Restricted Cash Except for those Related to Investing Activities	21,080	(62,390)
Other Assets	11	(14)
Accounts Payable and Accrued Liabilities	(755)	402
Payable to Investors	(22,051)	69,686
Net Related Party Receivable/Payable	2,077	1,387
Other Liabilities	184
Net Cash (Used in) Provided by Operating Activities	(120)	24,072
Cash Flows From Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(109,215)	(94,512)
Principal Payment of Borrower Loans Held at Fair Value	83,514	73,457
Maturities of Short Term Investments	1,277	1,274
Purchases of Short Term Investments	(1,279)	(1,275)
Purchases of Property and Equipment	(4,163)	(6,567)
Changes in Restricted Cash Related to Investing Activities	(3,076)	(2,725)
Net Cash Used in Investing Activities	(32,942)	(30,348)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	109,147	94,576
Payments of Notes Held at Fair Value	(84,200)	(73,509)
Cash Distributions to Parent	-	(27,000)
Net Cash Provided by/(Used in) Financing Activities	24,947	(5,933)
Net Decrease in Cash and Cash Equivalents	(8,115)	(12,209)
Cash and Cash Equivalents at Beginning of the Year	15,026	23,777
Cash and Cash Equivalents at End of the Year	$6,911	$11,568
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$19,787	$19,147
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$572	-
Non-Cash Financing Activity, Distribution to Parent	-	$249

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Prosper Funding LLC (“PFL”) was formed in the state of Delaware on February 17, 2012 as a limited liability company with the sole equity member being Prosper Marketplace, Inc. (“PMI”).  Except as the context otherwise requires, as used in these Notes to the condensed consolidated financial statements of Prosper Funding LLC, “Prosper Funding,” “we,” “us,” and “our” refers to PFL and its wholly owned subsidiary, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, on a consolidated basis.

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

Prosper Funding did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the six months ended June 30, 2016 and 2015.

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

Reclassifications

During the period ended June 30, 2016, Prosper Funding changed the presentation of its revenue in the condensed consolidated statements of operations. A new line called “Gain on Sales of Borrower Loans” was created with the amounts included in this line previously classified as “Other Revenue”.  The gain on sale related to the sale of Borrower Loans was reclassified from “Other Revenues” to a new line called “Gain on Sales of Borrower Loans.”

2. Significant Accounting Policies

Prosper Funding's significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to these accounting policies during the first six months of 2016.

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

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard will be effective for Prosper Funding in the first quarter of fiscal 2018. In August 2015, the FASB issued ASU No. 2015-14, which amended the standard to provide a one-year deferral of the effective date, as well as providing the option to early adopt the standard on the original effective date. Accordingly, Prosper Funding may adopt the standard in either Prosper Funding’s fiscal year ending December 31, 2017 or 2018. The guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In March 2016, April 2016 and May 2016, the FASB further amended the guidance to clarify the implementation on principal versus agent considerations, the identification of performance obligation and the licensing implementation guidance, and to provide narrow-scope improvements and practical expedients.  Prosper Funding has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-05 “Customers’ Accounting for Fees Paid in Cloud Computing Arrangement”, which became effective for the annual reporting period beginning after December 15, 2015. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. Prosper Funding adopted this guidance on January 1, 2016, and the adoption of this standard did not have a material impact on Prosper Funding’s condensed consolidated financial statements.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Property and equipment:
Internal-use software and web site development costs	$14,289	$10,990
Less accumulated depreciation and amortization	(4,435)	(2,571)
Total property and equipment, net	$9,854	$8,419

Depreciation expense for the three months ended June 30, 2016 and 2015 was $981 thousand and $676 thousand, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $1,864 thousand and $1,896 thousand, respectively.

4. Borrower Loans, Loans Held For Sale and Notes Held at Fair Value

The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale and Notes as of June 30, 2016 and December 31, 2015, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Aggregate principal balance outstanding	$312,725	$296,945	$(315,671)	$(294,331)	$4,715	$42
Fair value adjustments	(2,691)	328	6,141	(3,074)	(10)	(10)
Fair value	$310,034	$297,273	$(309,530)	$(297,405)	$4,705	$32

At June 30, 2016, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through June 2021. At December 31, 2015, outstanding Borrower Loans had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2020.

Approximately $314 thousand and $2,033 thousand represents the gain and loss, respectively, that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the three and six months ended June 30, 2016.

As of June 30, 2016, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.0 million and a fair value of $0.7 million. As of December 31, 2015, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.3 million and a fair value of $0.9 million. Prosper Funding places loans on non-accrual status when they are over 120 days past due. As of June 30, 2016 and December 31, 2015, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.1 million, respectively.

5. Loan Servicing Assets and Liabilities

Prosper Funding accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The servicing assets and liabilities are measured at fair value throughout the servicing period.  The total gains and losses recognized on the sale of such Borrower Loans was $0.7 million of losses and $3.7 million of gains for the three months ended June 30, 2016 and 2015, respectively. The total gain recognized on the sale of such Borrower Loans was $3.1 million and $5.6 million for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.9 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and various maturity dates through June 2021. At December 31, 2015, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.6 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 31.90% and various maturity dates through December 2020.

$10.3 million and $4.1 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statement of operations in Servicing Fees, Net for the three months ended June 30, 2016 and 2015 respectively.  $19.7 million and $6.8 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statement of operations in Servicing Fees, Net for the six months ended June 30, 2016 and 2015 respectively.

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

6. Income Taxes

Prosper Funding incurred no income tax provision for the six months ended June 30, 2016 and 2015. Prosper Funding is a US disregarded entity and its income and loss is included in the return of its parent, PMI. Since PMI is in a loss position, is not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.

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

Financial instruments consist principally of cash and cash equivalents, restricted cash, Borrower Loans, accounts payable and accrued liabilities, and Notes. Servicing assets and liabilities are also subject to fair value measurement within the financial statements of Prosper Funding. The estimated fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values because of their short term nature.

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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$-	$-	$310,034	$310,034
Loans Held for Sale	-	-	4,705	4,705
Servicing Assets	-	-	13,798	13,798
Total Assets	-	-	328,537	328,537

Liabilities:
Notes	$-	$-	$309,530	$309,530
Servicing Liabilities	-	-	324	324
Total Liabilities	$-	$-	$309,854	$309,854

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$-	$-	$297,273	$297,273
Loans Held for Sale	-	-	32	32
Servicing Assets	-	-	13,605	13,605
Total Assets	-	-	310,910	310,910

Liabilities:
Notes	$-	$-	$297,405	$297,405
Servicing Liabilities	-	-	484	484
Total Liabilities	$-	$-	$297,889	$297,889

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

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s level 3 fair value measurements at June 30, 2016 and December 31, 2015:

Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	June 30, 2016	December 31, 2015
Discount rate	4.4% - 15.0%	4.3% - 14.5%
Default rate	1.6% - 14.8%	1.4% - 14.4%

Servicing Rights

Range
Unobservable Input	June 30, 2016	December 31, 2015
Discount rate	15% - 25%	15% - 25%
Default rate	1.1% - 15.0%	1.2% - 14.7%
Prepayment rate	14.8% - 27.6%	14.3% - 25.6%
Market servicing rate	0.625%	0.625%

The changes in the Borrower Loans, Loans Held for Sale and Notes, which are Level 3 assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at January 1, 2016	$297,273	$(297,405)	$32	$(100)
Originations	109,215	(109,147)	1,358,011	1,358,079
Principal repayments	(82,376)	83,119	(136)	607
Borrower Loans sold to third parties	(1,138)	1,081	(1,353,202)	(1,353,259)
Other changes	(6)	(33)	-	(39)
Change in fair value	(12,934)	12,855	-	(79)
Balance at June 30, 2016	$310,034	$(309,530)	$4,705	$5,209

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at January 1, 2015	$273,243	$(273,783)	$8,463	$7,923
Originations	94,512	(94,575)	1,402,499	1,402,436
Principal repayments	(73,457)	73,509	(543)	(491)
Borrower Loans sold to third parties	-	-	(1,408,883)	(1,408,883)
Other changes	(130)	136	(9)	(3)
Change in fair value	(9,968)	10,085	(96)	21
Balance at June 30, 2015	$284,200	$(284,628)	$1,431	$1,003

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Loans
			Held for
	Borrower Loans	Notes	Sale	Total
Balance at April 1, 2015	$280,404	$(280,801)	$1,599	$1,202
Originations	46,805	(46,779)	861,574	861,600
Principal repayments	(37,395)	37,440	(157)	(112)
Borrower Loans sold to third parties	-	-	(861,574)	(861,574)
Other changes	(136)	(71)	(1)	(208)
Change in fair value	(5,478)	5,583	(10)	95
Balance at June 30, 2015	$284,200	$(284,628)	$1,431	$1,003

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at April 1, 2016	$303,243	$(302,357)	$30	$916
Purchase of Borrower Loans/Issuance of Notes	54,044	(53,873)	426,591	426,762
Principal repayments	(41,390)	41,057	(131)	(464)
Borrower Loans sold to third parties	(525)	499	(421,784)	(421,810)
Other changes	(2)	(191)	-	(193)
Change in fair value	(5,336)	5,335	(1)	(2)
Balance at June 30, 2016	$310,034	$(309,530)	$4,705	$5,209

The following table presents additional information about Level 3 servicing assets and liabilities recorded at fair value for the three months ended June 30, 2016 (in thousands).

	Servicing	Servicing
	Assets	Liabilities
Fair Value at January 1, 2016	13,605	484
Additions	5,750	9
Less: Changes in fair value	(5,557)	(169)
Fair Value at June 30, 2016	13,798	324

	Servicing Assets	Servicing Liabilities
Amortized Cost at January 1, 2015	3,116	624
Adjustment to Adopt Fair Value Measurement	399	(29)
Fair Value at January 1, 2015	3,515	595
Additions	5,837	193
Less: Transfers to PMI	(249)	-
Less: Changes in fair value	(1,469)	(182)
Fair Value at June 30, 2015	7,634	606

	Servicing	Servicing
	Assets	Liabilities
Fair Value at April 1, 2016	14,929	398
Additions	1,729	-
Less: Changes in fair value	(2,860)	(74)
Fair Value at June 30, 2016	13,798	324

	Servicing Assets	Servicing Liabilities
Fair Value at April 1, 2015	4,782	668
Additions	3,759	39
Less: Transfers to PMI	-	-
Less: Changes in fair value	(907)	(101)
Fair Value at June 30, 2015	7,634	606

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at June 30, 2016 for Borrower Loans, Loans Held for Sale and Notes funded are presented in the following table (in thousands):

	Borrower Loans and Loans Held for Sale		Notes
Discount rate assumption:	7.25	%*	7.25	%*
Resulting fair value from:
100 basis point increase	$306,868		$306,363
200 basis point increase	303,781		303,277
Resulting fair value from:
100 basis point decrease	$313,283		$312,780
200 basis point decrease	316,619		316,116
Default rate assumption:	11.02	%*	11.02	%*
Resulting fair value from:
100 basis point increase	$306,882		$306,370
200 basis point increase	303,823		303,303
Resulting fair value from:
100 basis point decrease	$313,200		$312,704
200 basis point decrease	316,399		315,913

* Represents weighted average assumptions considering all credit grades.

Servicing Asset and Liability Fair Value Input Sensitivity:

The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of June 30, 2016 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	12,952	356
Market servicing rate decrease to 0.60%	14,995	291
Weighted average prepayment assumptions	20.44%	20.44%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	13,541	303
Applying a 0.9 multiplier to default rate	14,059	314
Weighted average default assumptions	11.39%	11.39%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	13,576	323
Applying a 0.9 multiplier to default rate	14,023	323

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

8. Commitments and Contingencies

Operating Commitments

Prosper Funding has an agreement with WebBank, under which Prosper Funding is required to pay WebBank the greater of a monthly minimum fee or a fee calculated based on a certain percentage of Borrower Loans purchased by Prosper Funding. The minimum fee for the remaining six months of 2016 is $0.8 million.  The minimum fee is $1.7 million, $1.7 million and $1.0 million for years 2017, 2018 and 2019 respectively.

Loan Purchase Commitments

Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $7.8 million of Borrower Loans that WebBank originated during the last business day of the quarter ended June 30, 2016 and first business day of the quarter ended September 30, 2016. Prosper Funding will purchase these Borrower Loans within the first two business days of the quarter ended September 30, 2016.

Repurchase and Indemnification Contingency

Under the terms of the loan purchase agreements between Prosper Funding and investor members that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor member. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at June 30, 2016 is $3,911 million. Prosper Funding had accrued $439 thousand and $460 thousand as of June 30, 2016 and December 31, 2015, respectively, in regard to this obligation.

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

Prosper Funding’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be related parties of Prosper Funding as of June 30, 2016 and December 31, 2015 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Six Months Ended June 30,		Six Months Ended June 30,
Related Party	2016	2015	2016	2015
Executive officers and management	$801	$846	$110	$98
Directors (excluding executive officers and management)	-	-	-	-
Total	$801	$846	$110	$98

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Three Months Ended June 30,		Three Months Ended June 30,
Related Party	2016	2015	2016	2015
Executive officers and management	$396	$365	$61	$51
Directors (excluding executive officers and management)	-	-	-	-
Total	$396	$365	$61	$51

	Note and Borrower Loan Balance as of
Related Party	June 30, 2016	December 31, 2015
Executive officers and management	$1,822	$1,912
Directors (excluding executive officers and management)	-	-
	$1,822	$1,912

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

During the year ended December 31, 2015, our marketplace facilitated $3.7 billion in Borrower Loan originations, of which $3.5 billion were funded through our Whole Loan Channel, representing 95% of the total Borrower Loans originated through our marketplace during this period. In the three months ended June 30, 2016, our marketplace facilitated $445 million in Borrower Loan originations, of which $391 million were funded through our Whole Loan Channel, representing 88% of the total Borrower Loans originated through our marketplace during this period. In the six months ended June 30, 2016, our marketplace facilitated $1.4 billion in Borrower Loan originations, of which $1.3 billion were funded through our Whole Loan Channel, representing 92% of the total Borrower Loans originated through our marketplace during this period. From inception through June 30, 2016, our marketplace facilitated $7.6 billion in Borrower Loan originations, of which $6.5 billion were funded through our Whole Loan Channel, representing 85% of the total Borrower Loans originated through our marketplace during this period.

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

As discussed below, we saw reduced demand from investors who purchase Borrower Loans through the Whole Loan Channel during the second quarter of 2016. As a result, we experienced a decline in transaction fee revenue during this period and expect a decrease in transaction fee revenue in the third quarter of 2016 from the third quarter of 2015. Additionally, as described in note 14 of the financial statements, Prosper began a restructuring of its operations during the second quarter of 2016, which resulted in increased expenses during the quarter. We expect some additional non-recurring expenses to be incurred in the third quarter of 2016 as a result of the restructuring.

Results of Operations

Overview

The following table summarizes Prosper’s net income (loss) for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended
	June 30,
	2016	2015	$ Change	% Change
Total Net Revenue	$28,173	$49,513	(21,340)	-43%
Total Expenses	63,696	55,538	8,158	15%
Net Loss Before Taxes	(35,523)	(6,025)	(29,498)	490%
Income Tax Expense	105	176	(71)	-40%
Net Loss	$(35,628)	$(6,201)	(29,427)	475%

Total net revenue for the three months ended June 30, 2016 decreased $21.3 million, a 43% decrease from the three months ended June 30, 2015, primarily due to decreased Borrower Loan originations, which decreased 51%. See below for an explanation of the decrease in origination volume.  Total expenses for the three months ended June 30, 2016 increased $8.2 million, a 15% increase from the three months ended June 30, 2015, primarily due to restructuring costs of $14.1 million (see further details below) and higher fixed costs as Prosper had anticipated higher originations through the marketplace during this period, this was offset by a reduction in sales and marketing expenses of $14.3 million. Net loss for the three months ended June 30, 2016 increased $29.4 million, primarily due to the decrease in our transaction fee revenue resulting from the decline in Borrower Loan originations during the period and increased expenses incurred in connection with the restructuring costs.

The following table summarizes Prosper’s net income (loss) for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,
	2016	2015	$ Change	% Change
Total Net Revenue	$84,689	$81,233	3,456	4%
Total Expenses	137,511	94,461	43,050	46%
Net Loss Before Taxes	(52,822)	(13,228)	(39,594)	299%
Income Tax Expense	270	249	21	8%
Net Loss	$(53,092)	$(13,477)	(39,615)	294%

Total net revenue for the six months ended June 30, 2016 increased $3.5 million, a 4% increase from the six months ended June 30, 2015, primarily due to increased servicing fee revenues which increased 141% due to a higher servicing base, this was offset by decreases in transaction fee revenues and gain on sale of borrower loans. Total expenses for the six months ended June 30, 2016 increased $43.1 million, a 46% increase from the six months ended June 30, 2015, primarily due to higher compensation costs as Prosper added more staff to support its anticipated business growth, additional facilities related expenses incurred in connection with expansion into Utah, Delaware and Israel, and restructuring costs of $14.1 million. Net loss for the six months ended June 30, 2016 increased $39.6 million, primarily due to these increased expenses.

Origination Volume

From inception through June 30, 2016, a total of 605,715 Borrower Loans, totaling $7.6 billion, were originated through Prosper’s marketplace.

During the second quarter ended June 30, 2016, 32,894 Borrower Loans totaling $445 million were originated through Prosper’s marketplace, compared to 67,038 Borrower Loans totaling $912 million during the second quarter ended June 30, 2015. This represented a “unit” or loan, decrease of 51% and a dollar decrease of 51%.

The decreases above are the result of a number of our largest investors that have paused or significantly reduced their purchases of whole loans through Prosper’s marketplace.  We believe these investors have paused or reduced purchases because of an increase in the cost of capital for these investors, larger spreads for marketplace lending securitizations, recent negative actions and publicity at competitors and our limited use of investor rebates that have become more prevalent in the industry.

It is possible that these investors may not return to Prosper’s marketplace or will not return to previous levels of purchases. If the investors continue to pause or reduce their purchases, Prosper will likely continue to see a significant reduction in Borrower Loans originated through its marketplace.  Prosper is taking a number of actions to increase the amount of capital committed to make purchases on its marketplace.  These actions include increasing the interest rates on loans offered through its marketplace, launching a new line of asset management products and improving the retail investor experience.  We also may enter into strategic agreements with large institutional investors in order to increase the amount of capital available to purchase loans on the marketplace.  There is no assurance that these actions will result in significant additional capital available on the marketplace.

The graph below presents aggregate dollar originations in (millions) through Prosper’s marketplace dating back to the first quarter of 2014:

Revenue

The following table summarizes Prosper’s revenue for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended
	June 30,
	2016	2015	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$19,276	$39,800	(20,524)	-52%
Servicing Fees, Net	7,676	3,575	4,101	115%
Gain (Loss) on Sale of Borrower Loans	(687)	3,696	(4,383)	-119%
Other Revenues	816	1,630	(814)	-50%
Total Operating Revenues	27,081	48,701	(21,620)	-44%
Interest Income
Interest Income on Borrower Loans	11,192	10,165	1,027	10%
Interest Expense on Notes	(10,098)	(9,448)	(650)	7%
Net Interest Income	1,094	717	377	53%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(2)	95	(97)	(102)%
Total Revenues	28,173	49,513	(21,340)	(43)%

The following table summarizes Prosper’s revenue for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,
	2016	2015	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$61,100	$65,142	(4,042)	-6%
Servicing Fees, Net	14,819	6,144	8,675	141%
Gain on Sale of Borrower Loans	3,104	5,618	(2,514)	-45%
Other Revenues	3,589	2,685	904	34%
Total Operating Revenues	82,612	79,589	3,023	4%
Interest Income
Interest Income on Borrower Loans	21,975	20,634	1,341	6%
Interest Expense on Notes	(19,819)	(19,011)	(808)	4%
Net Interest Income	2,156	1,623	533	33%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(79)	21	(100)	(476)%
Total Revenues	84,689	81,233	3,456	4%

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

Transaction fees decreased primarily due to lower origination volume through Prosper’s marketplace during the three months ended June 30, 2016. The average transaction fee (gross of fees retained by WebBank) was 4.54% and 4.56% of the principal amount of originated loans facilitated through Prosper’s marketplace for the three months ended June 30, 2016 and 2015, respectively.

Transaction fees decreased primarily due to lower origination volume through Prosper’s marketplace during the six months ended June 30, 2016. The average transaction fee (gross of fees retained by WebBank) was 4.49% and 4.52% of the principal amount of originated loans facilitated through Prosper’s marketplace for the six months ended June 30, 2016 and 2015, respectively.

Servicing Fees, Net

Prosper earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates us for the costs we incur in servicing the Borrower Loan, including managing payments from borrowers and payments to investors and maintaining investors’ account portfolios. The servicing fee is generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The increase in servicing fees during the three and six months ended June 30, 2016 was due to the increase in Borrower Loans being serviced as a result of the increase in sales of Borrower Loans through the Whole Loan Channel in the past year.

Gain on Sale of Borrower Loans

Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The decrease was due to a decrease in volume of such sales and $2.4 million of rebates offered to certain whole loan purchasers during the three months ending June 30, 2016.  The majority of these rebates were provided to a single whole loan purchaser. No such rebates were offered in the comparative periods.

Other Revenue

Other revenues consist primarily of credit referral fees, where partner companies pay us an agreed upon amount for referrals of customers from our website. The decrease in other revenue for the three months ended June 30, 2016 was primarily the result of decreased traffic to existing partners.   As described below, Prosper decreased its sales and marketing efforts in the three months ending June 30, 2016 which resulted in less traffic to the marketplace and as a result less traffic to our existing partners.  The increase in other revenue for the six months ended June 30, 2016 was primarily the result of non-recurring revenues of $1.2 million that were earned in the period in relation to work performed for a BillGuard partner.

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

The following table summarizes the fair value adjustments for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Borrower Loans	$(5,336)	$(5,478)	$(12,934)	$(9,968)
Loans held for sale	(1)	(10)	-	(96)
Notes	5,335	5,583	12,855	10,085
Total	$(2)	$95	$(79)	$21

Expenses

The following table summarizes Prosper’s expenses for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Expenses
Origination and Servicing	$8,833	$7,126	1,707	24%
Sales and Marketing	12,303	26,580	(14,277)	-54%
General and Administrative -Research and Development	7,615	3,323	4,292	129%
General and Administrative - Other	20,884	18,509	2,375	13%
Restructuring Charges	14,061	-	14,061	100%
Total Expenses	$63,696	$55,538	$8,158	15%

The following table summarizes Prosper’s expenses for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Expenses
Origination and Servicing	$19,282	$13,982	5,300	38%
Sales and Marketing	45,023	45,150	(127)	0%
General and Administrative -Research and Development	15,286	5,725	9,561	167%
General and Administrative - Other	43,859	29,604	14,255	48%
Restructuring Charges	14,061	-	14,061	100%
Total Expenses	$137,511	$94,461	$43,050	46%

As of June 30, 2016, Prosper had 583 full-time employees compared to 450 full-time employees as of June 30, 2015; however, this includes 145 full-time employees who were notified that they would be terminated on July 5, 2016 as part of the restructuring plan. The following table reflects full-time employees as of June 30, 2016 and 2015 by department:

	June 30,	June 30,
	2016	2015
Origination and Servicing	191	177
Sales and Marketing	112	88
General and Administrative - Research and Development	138	93
General and Administrative - Other	142	92
Total Headcount	583	450

Origination and Servicing

Origination and servicing costs consists primarily of salaries, benefits and stock-based compensation expense related to Prosper’s credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The increase was primarily due to an increase in personnel related expenses as Prosper expanded its verification and customer support teams to support the larger number of loans that were serviced and to support an anticipated future increase in loan application and processing volumes.

Sales and Marketing

Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing, as well as the compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended June 30, 2016, the decrease in expenses was largely due to decreased variable costs as Prosper slowed its marketing efforts to reduce demand from Borrowers and maintain marketplace equilibrium.  These decreases included a $3.2 million or 33% decrease in direct mailing costs as Prosper reduced the volume of its direct mail campaigns, a $9.3 million or 93% decrease in partnership costs as Prosper significantly reduced partnership activities and negotiated lower rates with existing partners, and a $1.0 million or 66% decrease in online marketing costs as Prosper significantly reduced its efforts in this area.

For the six months ended June 30, 2016, Prosper experienced a slight decrease in Sales and Marketing costs mainly due to a $10.6 million or 62% decrease in partnership expenses as Prosper significantly reduced partnership activities and negotiated lower rates with existing partners.  This decrease in partnership expenses was largely offset by an increase for the period in compensation and direct mailing expenses.  For the six months ended June 30, 2016, there was a $2.6 million or 55% increase in sales and marketing personnel related expenses as Prosper increased its headcount in this and other areas during the second half of 2015 to support anticipated future growth (the substantial decreases in such headcount did not occur until May 2016). Direct mailing costs increased $7.1 million or 41% during the period as Prosper increased the volume of its direct mail campaigns in the first quarter of 2016 to increase the number of loan listings on the marketplace. Due to lengthy lead times for direct mail campaigns, Prosper was not able to lower the volume of its direct mail campaigns in response to lower than anticipated investor demand until the second quarter of 2016.

Research and Development

Research and development costs consist primarily of salaries, benefits and stock-based compensation expense related to engineering and product development employees and related vendor costs. The increase was primarily due to an increase in personnel related expenses as Prosper expanded its engineering and product development teams to support continued investment in its marketplace.  The total increase is not as large as the total investment in research and development activities as a portion of these costs are capitalized as internal use software projects, which are amortized in origination and servicing.   Prosper capitalized internal-use

software and website development costs in the amount of $1.8 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively.  Prosper capitalized internal-use software and website development costs in the amount of $3.6 million and $3.9 million for the six months ended June 30, 2016 and 2015, respectively.

General and Administrative

General and administrative expenses consists primarily of salaries, benefits and stock-based compensation expense related to accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expense. The increase was primarily due to an increase in personnel related expenses as Prosper increased its headcount during the second half of 2015 to support anticipated future growth and increased facilities expenses as Prosper obtained additional space to support the increase in headcount.

Restructuring Charges

Restructuring costs consists of personnel and facilities related costs related to the strategic restructuring of the business that Prosper announced on May 3, 2016.  This restructuring includes the termination of employees in Phoenix, Arizona and San Francisco, California locations; and the closing of our Salt Lake City, Utah location.  Personnel costs include employee severance and benefits for the termination of 167 employees.  Facilities charges include estimated losses on the sublease of properties in Phoenix, Salt Lake City and San Francisco.

Liquidity and Capital Resources

The following table summarizes Prosper’s cash flow activities for the three months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net Loss	$(53,092)	$(13,477)

Net cash provided by (used in) operating activities	$(43,285)	$4,931
Net cash used in investing activities	(19,382)	(49,197)
Net cash provided by financing activities	25,196	167,012

Net increase (decrease) in cash and cash equivalents	(37,471)	122,746
Cash and cash equivalents at the beginning of the period	66,295	50,557
Cash and cash equivalents at the end of the period	$28,824	$173,303

Net cash decreased for the six months ended June 30, 2016 primarily due to the $53.1 million loss, $5.0 million reduction in Accounts Payable and Accrued Liabilities, $8.6 million for purchase of Property and Equipment, and a $3 million scheduled payment to reduce our settlement liability. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties, which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans and $17.5M of available for sale securities that have been converted into cash. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.   In the six month ended June 30, 2015 cash provided by financing activities consisted primarily of $165 million raised through the issuance of New Series D preferred convertible shares, which was offset by $27 million paid to repurchase common stock from certain employees.

In August 2015, we invested in securities classified as available for sale. The fair value of securities available for sale as of June 30, 2016 was $55.7 million. At June 30, 2016, these securities include corporate debt securities, commercial paper, US treasury securities, agency bonds, and short-term bond funds. All securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses. These securities provided $0.1 million of interest income for the second quarter of 2016. These securities continue to be available to meet liquidity needs.

On July 1, 2016, Prosper and WebBank, an FDIC-insured, Utah-chartered industrial bank (“WebBank”), entered into (i) an Asset Sale Agreement between Prosper Funding and WebBank (the “Sale Agreement”), (ii) a Marketing Agreement between PMI and WebBank (the “Marketing Agreement”), and (iii) a Stand By Purchase Agreement between PMI and WebBank (the “Purchase Agreement,” and collectively, the “Origination and Sale Agreements”).   As of the effective date of August 1, 2016 these agreements replace the existing agreements with WebBank.   As a result of entering into these agreements, on August 1, 2016 Prosper deposited an additional $5 million into a collateral account.  This will reduce Cash and Cash equivalents while increase Restricted Cash.  Additionally, under this agreement Prosper is required to maintain a minimum liquidity covenant of $15 million.

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

Critical Accounting Policies

Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates in Prosper’s Annual Report on Form 10-K. There have been no significant changes to these critical accounting estimates during the first six months of 2016.

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

Prosper Funding was formed in the state of Delaware on February 17, 2012 as a limited liability company with its sole equity member being PMI. Prosper Funding was formed by PMI to hold Borrower Loans originated through the Note Channel and issue related Notes. Although Prosper Funding is consolidated with PMI for accounting and tax purposes, Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding. Prosper Funding’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that Prosper Funding will become subject to bankruptcy proceedings directly. Prosper Funding seeks to achieve this by placing certain restrictions on its activities and implementing certain formal procedures designed to expressly reinforce its status as a distinct corporate entity from PMI.

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

As discussed below, Prosper Funding saw reduced listings on the marketplace as Prosper slowed down marketing efforts to reduce demand from Borrowers and maintain marketplace equilibrium.  As a result, Prosper Funding experienced a decline in administration fee revenue-related party during this period and expects a decrease in administration fee revenue-related party in the third quarter of 2016 from the third quarter of 2015.

Results of Operations

Overview

The following table summarizes Prosper Funding’s net income for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended
	June 30,
	2016	2015	$ Change	% Change
Total Net Revenue	$14,746	$22,036	$(7,290)	-33%
Total Expenses	17,568	15,266	2,302	15%
Net Income	$(2,822)	$6,770	$(9,592)	-142%

Total net revenue for the three months ended June 30, 2016 decreased $7.3 million, a 33% decrease from the three months ended June 30, 2015, primarily due to the reduced number of loan listings on the marketplace during the quarter, which resulted in decreased loan administration fee revenue. Total expenses for the three months ended June 30, 2016 increased $2.3 million, a 15% increase from the three months ended June 30, 2015, primarily due to higher corporate administration fees during the quarter.

The following table summarizes Prosper Funding’s net income for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,
	2016	2015	$ Change	% Change
Total Net Revenue	$42,090	$36,751	$5,339	15%
Total Expenses	39,762	26,197	13,565	52%
Net Income	$2,328	$10,554	$(8,226)	-78%

Total net revenue for the six months ended June 30, 2016 increased $5.3 million, a 15% increase from the six months ended June 30, 2015, primarily due to an increase in Borrower Loan originations in the past year, which resulted in increased servicing fee revenue for the six months ended June 30, 2016. Total expenses for the six months ended June 30, 2016 increased $13.6 million, a 52% increase from the six months ended June 30, 2015, primarily due to higher corporate administration fees during the period.

Revenue

The following table summarizes Prosper Funding’s revenue for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$6,930	$14,213	(7,283)	-51%
Servicing Fees, Net	7,589	3,272	4,317	132%
Gain (Loss) on Sale of Borrower Loans	(687)	3,696	(4,383)	-119%
Other Revenues	26	-	26	100%
Total Operating Revenues	13,858	21,181	(7,323)	-35%
Interest Income on Borrower Loans	10,988	10,209	779	8%
Interest Expense on Notes	(10,098)	(9,448)	(650)	7%
Net Interest Income	890	761	129	17%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(2)	94	(96)	-102%
Total Revenue	$14,746	$22,036	(7,290)	-33%

The following table summarizes Prosper Funding’s revenue for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$22,348	$23,886	(1,538)	-6%
Servicing Fees, Net	14,623	5,536	9,087	164%
Gain on Sale of Borrower Loans	3,104	5,618	(2,514)	-45%
Other Revenues	417	(22)	439	100%
Total Operating Revenues	40,492	35,018	5,474	16%
Interest Income on Borrower Loans	21,496	20,723	773	4%
Interest Expense on Notes	(19,819)	(19,011)	(808)	4%
Net Interest Income	1,677	1,712	(35)	-2%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(79)	21	(100)	-476%
Total Revenue	$42,090	$36,751	5,339	15%

Administration Fee Revenue - Related Party

Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The decreases in the administration fee revenue were the result of a reduction in the number of loan listings on the marketplace during 2016.   The decrease in listings was the result of Prosper reducing marketing spending to reduce demand and maintain marketplace equilibrium.

Servicing Fee Revenue, Net

Prosper Funding earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates Prosper Funding for the costs it incurs in servicing these Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. The servicing fee is generally set at 1% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The increase in servicing fees was due to the increase in Borrower Loans being serviced as a result of the increase in loan originations in the past year.

Gain on Sale of Borrower Loans

Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The decrease was due to a decrease in volume of such sales and a rebate issued in the second quarter of 2016 to certain whole loan purchasers totaling $2.4 million.  The majority of the rebates were provided to a single whole loan purchaser.

Other Revenue

Other revenue consists primarily of fees earned from assisting whole loan purchasers with securitizations of their holdings. The increase is due to the fees earned by Prosper Funding from assisting whole loan purchasers with securitizations. No such fees were earned in the six months ended June 30, 2015.

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

The following table summarizes the fair value adjustments for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Borrower Loans	$(5,336)	$(5,478)	$(12,934)	$(9,968)
Loans held for sale	$(1)	$(10)	$-	$(96)
Notes	$5,335	$5,583	$12,855	$10,085
Total	$(2)	$95	$(79)	$21

Expenses

The following table summarizes Prosper Funding’s expenses for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$15,652	$14,085	1,567	11%
Servicing	1,536	899	637	71%
General and Administrative	380	282	98	35%
Total Expenses	$17,568	$15,266	2,302	15%

The following table summarizes Prosper Funding’s expenses for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$36,258	$23,380	12,878	55%
Servicing	2,767	2,271	496	22%
General and Administrative	737	546	191	35%
Total Expenses	$39,762	$26,197	13,565	52%

Administration Fee Expense - Related Party

Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI (a) an amount equal to one-twelfth (1/12) of the specified annual Corporate Administration Fee, which is equal to 50% of PMI’s finance and legal personnel costs, (b) a fee for each Borrower Loan originated through the marketplace, (c) 90% of all servicing fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding. In addition, under a second Administration Agreement between PMI and PAH, a wholly owned subsidiary of Prosper Funding, PAH is required to pay PMI an annual fee of $0.2 million, payable on a monthly basis, for PMI being the administrator of PAH’s operations. The increase in the administration fee expense was primarily due to a higher corporate administration fee and higher servicing fees which increased fees owed to PMI by Prosper Funding.

Servicing

Servicing costs consists primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The increase was primarily due to an increase in depreciation costs and fraud losses.

General and Administrative

General and administrative costs consist primarily of bank service charges and professional fees. The increase was primarily due to an increase in outsourced collection fees resulting from enhancements Prosper Funding made to its collection process on delinquent loans that it services.

Liquidity and Capital Resources

The following table summarizes Prosper Funding’s cash flow activities for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net Income	$2,328	$10,554

Net cash provided by operating activities	$(120)	$24,072
Net cash used in investing activities	(32,942)	(30,348)
Net cash provided by financing activities	24,947	(5,933)
Net increase (decrease) in cash and cash equivalents	(8,115)	(12,209)
Cash and cash equivalents at the beginning of the period	15,026	23,777
Cash and cash equivalents at the end of the period	$6,911	$11,568

The net decrease in Cash for the six months ended June 30, 2016, primarily due to increased restricted cash of $3.1 million and purchases of property and equipment of $4.2 million. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.

Income Taxes

Prosper Funding incurred no income tax expense for the three months ended June 30, 2016 and 2015. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.

Off-Balance Sheet Arrangements

As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of June 30, 2016, Prosper Funding has not engaged in any off-balance sheet financing activities.

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

Prosper had cash and cash equivalents of $28.8 million as of June 30, 2016, and $66.3 million as of December 31, 2015.  These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes.  Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.

Interest Rate Sensitivity

Prosper holds available for sale investments.  The fair value of Prosper’s available for sale investment portfolio was $55.7 million and $73.2 million as of June 30, 2016 and December 31, 2015, respectively.  These investments consisted of corporate debt securities, commercial paper, U.S. agency bonds, U.S. Treasury securities and short term bonds. To mitigate the risk of loss, Prosper’s investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, Prosper limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on Prosper’s available for sale investments and the market value of those investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.4 million in the fair value of Prosper’s available for sale investments as of June 30, 2016, and of approximately $0.6 million in the fair value of Prosper’s available for sale investments as of December 31, 2015. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $0.3 million in the fair value of Prosper’s available for sale investments as of June 30, 2016, and of approximately $0.6 million in the fair value of Prosper’s available for sale investments as of December 31, 2015. Any realized gains or losses resulting from such interest rate changes would only be recorded if Prosper sold the investments prior to maturity and the investments were not considered other-than-temporarily impaired.

Prosper Funding LLC

As a smaller reporting company, Prosper Funding is not required to provide the information required under this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each of the Registrant’s Principal Executive Officer (PEO) and the Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of June 30, 2016. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither PFL nor its subsidiary is currently subject to any material legal proceedings.  PFL is not aware of any litigation matters which have had, or are expected to have, a material adverse effect on it or its subsidiary.

Neither PMI nor any of its subsidiaries is currently subject to any material legal proceedings. Except for the matters referenced in Note 13 (“Commitments and Contingencies”) of PMI’s Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated into this Item by reference, PMI is not aware of any litigation matters that have had, or are expected to have, a material adverse effect on it or any of its subsidiaries.

This Item should be read in conjunction with the Legal Proceedings disclosures in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2015 (Part I, Item 3).

Item 1A. Risk Factors

You should carefully consider the information in this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and related notes, and "Part I - Item 1A - Risk Factors" in our Annual Report on Form 10-K when evaluating our business.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Information for this Item is not required for Prosper Funding because it meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and Prosper Funding is therefore filing this Form with the reduced disclosure format.

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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

Date: August 15, 2016	/s/ Aaron Vermut
Aaron Vermut
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

Date: August 15, 2016	/s/ David Kimball
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

3.2	Amended and Restated Certificate of Incorporation of PMI, as further amended on May 31, 2016

3.3	PFL Certificate of Formation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by PFL and PMI)

3.4	Bylaws of PMI, as amended by an Amendment No. 1 dated February 15, 2016

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)

4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)

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

10.1	Form of PFL Borrower Registration Agreement

10.2	Form of PFL Investor Registration Agreement

10.3	Amendment No. 2 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan

10.4	Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K filed on July 8, 2016)

10.5	Marketing Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K filed on July 8, 2016)

10.6	Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Current Report on Form 8-K filed on July 8, 2016)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32.2

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document