Form 10-Q
period 2016-09-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2016-11-17
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

Commission File Number	Exact Name of Registrant as Specified in its Charter	I.R.S. Employer Identification Number
333-147019 333-179941-01 333-204880	PROSPER MARKETPLACE, INC. a Delaware corporation 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415) 593-5400	73-1733867

333-179941 333-204880-01	PROSPER FUNDING LLC a Delaware limited liability company 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415) 593-5479	45-4526070
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
As of November 7, 2016, there were 69,783,206 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
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
The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	the performance of the Notes, which, in addition to being speculative investments, are special, limited obligations that are not guaranteed or insured;

•	PFL’s ability to make payments on the Notes;

•	our ability to attract potential borrowers and investors to our marketplace;

•	the reliability of the information about borrowers that is supplied by borrowers including actions by some borrowers to defraud investors;

•	our ability to service the Borrower Loans, and our ability or the ability of a third party debt collector to pursue collection against any borrower, including in the event of fraud or identity theft;

•
credit risks posed by the credit worthiness of borrowers, including the impact of borrower delinquencies, defaults and prepayments on the returns on the Notes, and the effectiveness of our credit rating systems;

•	our limited operational history and lack of significant historical performance data about borrower performance;

•
potential efforts by state regulators or litigants to impose liability that could affect PFL’s (or any subsequent assignee’s) ability to continue to charge to borrowers the interest rates that they agreed to pay at origination of their loans;

•	our compliance with applicable local, state and federal law, including the Securities Act, Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;

•	potential efforts by state regulators or litigants to characterize PFL or PMI, rather than WebBank, as the lender of the Borrower Loans originated through our marketplace;

•	the application of federal and state bankruptcy and insolvency laws to borrowers and to PFL and PMI;

•	the lack of a public trading market for the Notes and the lack of any trading platform on which investors can resell the Notes;

•	the federal income tax treatment of an investment in the Notes and the PMI Management Rights; and

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

Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Cash and Cash Equivalents	$31,853	$66,295
Restricted Cash	120,648	151,223
Available for Sale Investments, at Fair Value	42,783	73,187
Accounts Receivable	918	2,434
Loans Held for Sale, at Fair Value	136	32
Borrower Loans, at Fair Value	314,671	297,273
Property and Equipment, Net	26,678	24,965
Prepaid and Other Assets	7,420	6,433
Servicing Assets	12,664	14,363
Goodwill	36,368	36,368
Intangibles Assets, Net	10,069	13,051
Total Assets	$604,208	$685,624
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$11,639	$22,409
Payable to Investors	101,162	136,507
Notes at Fair Value	313,920	297,405
Other Liabilities	20,954	20,735
Total Liabilities	447,675	477,056
Commitments and Contingencies (see Note 16)
Convertible Preferred Stock – $0.01 par value; 177,388,425 shares authorized, issued and outstanding as of September 30, 2016 and December 31, 2015. Aggregate liquidation preference of $325,952 as of September 30, 2016 and December 31, 2015.	275,938	275,938
Stockholders' Deficit
Common Stock ($0.01 par value; 298,222,103 shares authorized, 70,708,055 issued and 69,772,120 outstanding as of September 30, 2016; and 270,326,075 shares authorized, 70,367,425 shares issued and 69,431,490 outstanding as of December 31, 2015)	194	127
Additional Paid-In Capital	121,206	102,971
Less: Treasury Stock (5,177,235 common shares at cost, September 30, 2016 and December 31, 2015)	(23,417)	(23,417)
Accumulated Deficit	(217,413)	(146,907)
Accumulated Other Comprehensive Income/(Loss)	25	(144)
Total Stockholders' Deficit	(119,405)	(67,370)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$604,208	$685,624
All share numbers reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Operating Revenues
Transaction Fees, Net	$14,086	$46,842	$75,186	$111,984
Servicing Fees, Net	7,079	4,652	21,898	10,796
Gain on Sale of Borrower Loans	761	4,263	3,865	9,881
Other Revenue	973	2,229	4,562	4,935
Total Operating Revenues	22,899	57,986	105,511	137,596
Interest Income
Interest Income on Borrower Loans	11,735	10,280	33,710	30,892
Interest Expense on Notes	(10,636)	(9,550)	(30,456)	(28,561)
Net Interest Income	1,099	730	3,254	2,331
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(47)	(87)	(126)	(66)
Total Net Revenue	23,951	58,629	108,639	139,861
Expenses
Origination and Servicing	7,633	8,357	26,850	22,335
Sales and Marketing	9,391	31,844	54,303	76,996
General and Administrative	24,740	22,236	83,498	57,570
Restructuring Charges, Net	(470)	—	14,153	—
Total Expenses	41,294	62,437	178,804	156,901
Net Loss Before Taxes	(17,343)	(3,808)	(70,165)	(17,040)
Income Tax Expense	74	35	344	284
Net Loss Applicable to Common Stockholders	$(17,417)	$(3,843)	$(70,509)	$(17,324)
Net Loss Per Share – Basic and Diluted	$(0.27)	$(0.07)	$(1.12)	$(0.32)
Weighted-Average Shares - Basic and Diluted	65,393,175	55,907,765	63,015,616	54,746,980
All share numbers reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Loss	$(17,417)	$(3,843)	$(70,509)	$(17,324)
Other Comprehensive Income (Loss), Before Tax
Change in Net Unrealized Gain (Loss) on Available for Sale Investments, at Fair Value	(54)	4	161	4
Realized Gain (Loss) on Sale of Available for Sale Investments, at Fair Value	1	—	7	—
Other Comprehensive Income (Loss), Before Tax	(53)	4	168	4
Income tax effect	—	—	—	—
Other Comprehensive Income (Loss), Net of Tax	(53)	4	168	4
Comprehensive Income (Loss)	(17,470)	(3,839)	(70,341)	(17,320)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from Operating Activities:
Net Loss	$(70,509)	$(17,324)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	126	66
Depreciation and Amortization	9,892	4,967
Gain on Sales of Borrower Loans	(7,030)	(9,958)
Change in Fair Value of Servicing Rights	8,550	3,322
Stock-Based Compensation Expense	17,181	7,439
Restructuring Liability	5,107	—
Other, Net	968	94
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,619,866)	(2,426,963)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,619,757	2,435,253
Restricted Cash Except for those Related to Investing Activities	37,044	(69,651)
Accounts Receivable	1,516	1,800
Prepaid and Other Assets	(989)	(4,168)
Accounts Payable and Accrued Liabilities	(6,677)	7,483
Payable to Investors	(35,345)	72,263
Other Liabilities	(7,247)	(2,000)
Net Cash (Used in) Provided by Operating Activities	(47,522)	2,623
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(164,436)	(142,103)
Principal Payments of Borrower Loans Held at Fair Value	127,308	111,864
Purchases of Property and Equipment	(10,049)	(9,518)
Maturities of Short Term Investments	1,279	1,274
Purchases of Short Term Investments	(1,277)	(1,275)
Purchases of Available for Sale Investments, at Fair Value	(11,725)	(47,100)
Proceeds from Sale of Available for Sale Investments	10,444	—
Maturities of Available for Sale Investments	31,645	—
Acquisition of Businesses, Net of Cash Acquired	—	(19,000)
Changes in Restricted Cash Related to Investing Activities	(6,469)	(1,446)
Net Cash Used in Investing Activities	(23,280)	(107,304)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	165,727	142,246
Payments of Notes Held at Fair Value	(129,603)	(111,711)
Proceeds from Issuance of Convertible Preferred Stock, Net	—	164,793
Proceeds from Exercise of Warrants and Stock Options including Early Exercise, and Issuance of Restricted Stock	526	4,950
Repurchase of Common Stock and Restricted Stock	(71)	(23,245)
Taxes Paid for Awards Vested Under Equity Incentive Plans	(219)	(2,387)
Net Cash Provided by Financing Activities	36,360	174,646
Net (Decrease) Increase in Cash and Cash Equivalents	(34,442)	69,965
Cash and Cash Equivalents at Beginning of the Period	66,295	50,557
Cash and Cash Equivalents at End of the Period	$31,853	$120,522
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$30,228	$28,698
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	$241	$5
Non-Cash Investing Activity- Amount Payable for the Acquisition of Business	$—	$840
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
The preparation of Prosper’s condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in Prosper’s financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions.
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to these accounting policies during the first nine months of 2016.
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
Loan Trailing Fee
On July 1, 2016, Prosper signed a series of agreements with WebBank to include an additional program fee (Loan Trailing Fee). These agreements are effective August 1, 2016. The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, irrespective of whether the loans are sold by Prosper, and gives the issuing bank an ongoing financial interest in the performance of the loans it originates. This fee is paid by Prosper to the issuing bank partner over the term of the respective loans and is a function of the principal and interest payments. In the event that principal and interest payments are not made, Prosper is not required to make this Loan Trailing Fee payment. The obligation to pay the Loan Trailing Fee is recorded at fair value at the time of the origination of the loan with Other Liabilities and recorded as a reduction of Transaction Fees, net. Any changes in the fair value of this liability are recorded in changes in fair value of Borrower Loans, Loans Held for Sale and Notes, Net on the statements of operations. The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which considers assumptions of expected prepayment rates and defaults rates.

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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. This guidance will be effective for Prosper in the first quarter of our fiscal year 2018, and early adoption is permitted. Prosper is currently evaluating the impacts the adoption of this accounting standard will have on Prosper's cash flows.

3. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Property and equipment:
Computer equipment	$14,241	$10,522
Internal-use software and website development costs	15,144	10,990
Office equipment and furniture	3,064	2,442
Leasehold improvements	7,071	5,719
Assets not yet placed in service	2,121	3,242
Property and equipment	41,641	32,915
Less accumulated depreciation and amortization	(14,963)	(7,950)
Total property and equipment, net	$26,678	$24,965
Depreciation and amortization expense for property and equipment for the three months ended September 30, 2016 and 2015 was $2.5 million and $1.3 million, respectively.  Depreciation and amortization expense for property and equipment for the nine months ended September 30, 2016 and 2015 was $6.9 million and $4.4 million, respectively. Prosper capitalized internal-use software and website development costs in the amount of $1.3 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively.  Prosper capitalized internal-use software and website development costs in the amount of $5.2 million and $5.9 million for the nine months ended September 30, 2016 and 2015, respectively. Prosper recorded internal-use software and website development impairment charges of $672 thousand and $0 for the nine months ended September 30, 2016 and 2015, respectively, as a result of its decision to discontinue several software and website development projects. These charges are included in general and administration expenses on the condensed consolidated statements of operations.
4. Borrower Loans, Loans Held for Sale, and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale and Notes as of September 30, 2016 and December 31, 2015, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Aggregate principal balance outstanding	$319,210	$296,945	$(322,003)	$(294,331)	$148	$42
Fair value adjustments	(4,539)	328	8,083	(3,074)	(12)	(10)
Fair value	$314,671	$297,273	$(313,920)	$(297,405)	$136	$32
At September 30, 2016, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through September 2021. At December 31, 2015, outstanding Borrower Loans had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2020.
Approximately $0.4 million and $2.4 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the three and nine months ending September 30, 2016.
As of September 30, 2016, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.7 million and a fair value of $0.8 million. As of December 31, 2015, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.3 million and a fair value of $0.9 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of September 30, 2016 and December 31, 2015, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.1 million, respectively.
5. Loan Servicing Assets and Liabilities
Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees.  The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The servicing assets and liabilities are measured at fair value throughout the servicing period. The total gains recognized on the sale of such Borrower Loans were $0.8 million and $4.3 million for the three months ended September 30, 2016 and 2015, respectively. The total gains recognized on the sale of such Borrower Loans were $3.9 million and $9.9 million for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and various maturity dates through September 2021. At December 31, 2015, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.8 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 31.90% and various maturity dates through December 2020.
$9.7 million and $6.3 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the three months ended September 30, 2016 and 2015 respectively. $29.8 million and $14.1 million of contractually specified servicing fees and ancillary fees are included on our condensed statements of operations in Servicing Fees, Net for the nine months ended September 30, 2016 and 2015 respectively.
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
The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of September 30, 2016 and December 31, 2015, are as follows (in thousands):

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate debt securities	$29,733	$16	$(8)	$29,741
US Treasury securities	10,525	14	(2)	10,537
Agency bonds	2,499	6	—	2,505
Total Available for Sale Investments	$42,757	$36	$(10)	$42,783

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate debt securities	$50,327	$1	$(94)	$50,234
Commercial paper	9,493	—	—	9,493
US Treasury securities	8,512	—	(41)	8,471
Agency bonds	2,499	—	(8)	2,491
Total fixed maturity securities	70,831	1	(143)	70,689
Short term bond funds	2,500	—	(2)	2,498
Total Available for Sale Investments	$73,331	$1	$(145)	$73,187
A summary of available for sale investments with unrealized losses as of September 30, 2016, and December 31, 2015, aggregated by category and period of continuous unrealized loss, is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Corporate debt securities	$12,075	$(8)	$—	$—	$12,075	$(8)
U.S. treasury securities	4,503	(2)	—	—	4,503	(2)
Total Investments with Unrealized Losses	$16,578	$(10)	$—	$—	$16,578	$(10)

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Corporate debt securities	$45,375	$(94)	$—	$—	$45,375	$(94)
U.S. treasury securities	8,471	(41)	—	—	8,471	(41)
Agency bonds	2,491	(8)	—	—	2,491	(8)
Total fixed maturity securities	56,337	(143)	—	—	56,337	(143)
Short term bond funds	2,498	(2)	—	—	2,498	(2)
Total Investments with Unrealized Losses	$58,835	$(145)	$—	$—	$58,835	$(145)

There were no impairment charges recognized during the nine months ended September 30, 2016.
The maturities of available for sale investments at September 30, 2016, and December 31, 2015, are as follows (in thousands):

September 30, 2016	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Corporate debt securities	$25,235	$4,506	$—	$—	$29,741
US Treasury securities	6,532	4,005	—	—	10,537
Agency bonds	—	2,505	—	—	2,505
Total Fair Value	$31,767	$11,016	$—	$—	$42,783
Total Amortized Cost	$31,763	$10,994	$—	$—	$42,757

December 31, 2015	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Corporate debt securities	$26,289	$23,945	$—	$—	$50,234
Commercial paper	9,493	—	—	—	9,493
US Treasury securities	—	8,471	—	—	8,471
Agency bonds	—	2,491	—	—	2,491
Total Fair Value	$35,782	$34,907	$—	$—	$70,689
Total Amortized Cost	$35,831	$35,000	$—	$—	$70,831
During the nine months ended September 30, 2016, Prosper sold $10.4 million of investments which resulted in a realized gain of $7 thousand.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$314,671	$314,671
Loans Held for Sale	—	—	136	136
Available for Sale Investments, at Fair Value	—	42,783	—	42,783
Servicing Assets	—	—	12,664	12,664
Total Assets	—	42,783	327,471	370,254
Liabilities:
Notes	$—	$—	$313,920	$313,920
Servicing Liabilities	—	—	254	254
Contingent Consideration	—	—	4,994	4,994
Total Liabilities	$—	$—	$319,168	$319,168

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$297,273	$297,273
Loans Held for Sale	—	—	32	32
Available for Sale Investments, at Fair Value	—	73,187	—	73,187
Servicing Assets	—	—	14,363	14,363
Total Assets	—	73,187	311,668	384,855
Liabilities:
Notes	$—	$—	$297,405	$297,405
Servicing Liabilities	—	—	484	484
Contingent Consideration	—	—	4,801	4,801
Total Liabilities	$—	$—	$302,690	$302,690
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
Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at September 30, 2016 and December 31, 2015:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	September 30, 2016	December 31, 2015
Discount rate	4.4% - 15.2%	4.3% - 14.5%
Default rate	1.6% - 14.8%	1.4% - 14.4%

Servicing Rights

Range
Unobservable Input	September 30, 2016	December 31, 2015
Discount rate	15% - 25%	15% - 25%
Default rate	1.4% - 15.0%	1.2% - 14.7%
Prepayment rate	14.9% - 27.7%	14.3% - 25.6%
Market servicing rate	0.625%	0.625%
At September 30, 2016, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2016	$297,273	$(297,405)	$32	$(100)
Purchase of Borrower Loans/Issuance of Notes	164,436	(165,727)	1,619,866	1,618,575
Principal repayments	(125,419)	129,603	(269)	3,915
Borrower Loans sold to third parties	(1,889)	—	(1,619,488)	(1,621,377)
Other changes	232	(229)	(3)	—
Change in fair value	(19,962)	19,838	(2)	(126)
Balance at September 30, 2016	$314,671	$(313,920)	$136	$887

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2015	$273,243	$(273,783)	$8,463	$7,923
Purchase of Borrower Loans/Issuance of Notes	142,103	(142,246)	2,426,963	2,426,820
Principal repayments	(111,864)	111,711	(546)	(699)
Borrower Loans sold to third parties	(447)	425	(2,434,707)	(2,434,729)
Other changes	(108)	119	(18)	(7)
Change in fair value	(16,465)	16,520	(121)	(66)
Balance at September 30, 2015	$286,462	$(287,254)	$34	$(758)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2016	$310,034	$(309,530)	$4,706	$5,210
Purchase of Borrower Loans/Issuance of Notes	55,221	(56,580)	261,855	260,496
Principal repayments	(43,043)	45,403	(133)	2,227
Borrower Loans sold to third parties	(751)	—	(266,286)	(267,037)
Other changes	238	(196)	(4)	38
Change in fair value	(7,028)	6,983	(2)	(47)
Balance at September 30, 2016	$314,671	$(313,920)	$136	$887

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2015	$284,200	$(284,627)	$1,431	$1,004
Purchase of Borrower Loans/Issuance of Notes	47,591	(47,670)	1,024,464	1,024,385
Principal repayments	(38,407)	38,202	(4)	(209)
Borrower Loans sold to third parties	(447)	425	(1,025,824)	(1,025,846)
Other changes	21	(18)	(8)	(5)
Change in fair value	(6,496)	6,434	(25)	(87)
Balance at September 30, 2015	$286,462	$(287,254)	$34	$(758)
The following tables present additional information about level 3 servicing assets and liabilities measured at fair value on a recurring basis (in thousands):

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2016	14,363	484
Additions	7,092	9
Less: Changes in fair value	(8,791)	(239)
Fair Value at September 30, 2016	12,664	254

	Servicing Assets	Servicing Liabilities
Amortized Cost at January 1, 2015	4,163	624
Adjustment to Adopt Fair Value Measurement	546	(29)
Fair Value at January 1, 2015	4,709	595
Additions	10,204	246
Less: Changes in fair value	(3,613)	(291)
Fair Value at September 30, 2015	11,300	550

	Servicing Assets	Servicing Liabilities
Fair Value at July 1, 2016	14,297	324
Additions	1,342	—
Less: Changes in fair value	(2,975)	(70)
Fair Value at September 30, 2016	12,664	254

	Servicing Assets	Servicing Liabilities
Fair Value at July 1, 2015	8,682	606
Additions	4,370	53
Less: Changes in fair value	(1,752)	(109)
Fair Value at September 30, 2015	11,300	550
Contingent Consideration:
On October 9, 2015, PMI, purchased 100% of the outstanding shares of BillGuard. The contingent consideration was primarily performance-based and will be determined over a one-year period from the date of purchase. Total contingent consideration due in October 2016 is based on revenues generated and other criteria.  We measured the fair value of the contingent consideration using a probability-weighted discounted cash flow approach. Some of the significant inputs used for the valuation are not observable in the market and are thus Level 3 inputs. Contingent consideration is recorded in the condensed consolidated balance sheets under "Other Liabilities." Significant increases or decreases in certain underlying assumptions used to value the contingent consideration could significantly increase or decrease the fair value estimates recorded in the condensed consolidated balance sheets. During the three and nine month periods ended September 30, 2016, there were fair value changes of $65 thousand and $192 thousand, respectively, resulting in a fair value of $5.0 million at September 30, 2016 from the opening fair value at January 1, 2016 of $4.8 million.
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at September 30, 2016 for Borrower Loans, Loans Held for Sale and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Discount rate assumption:	7.59%	*	7.59%	*
Resulting fair value from:
100 basis point increase	$311,509		$310,760
200 basis point increase	308,426		307,680
Resulting fair value from:
100 basis point decrease	$317,914		$317,161
200 basis point decrease	321,244		320,488
Default rate assumption:	11.50%	*	11.50%	*
Resulting fair value from:
100 basis point increase	$311,358		$310,601
200 basis point increase	308,142		307,380
Resulting fair value from:
100 basis point decrease	$318,009		$317,264
200 basis point decrease	321,389		320,651
* Represents weighted average assumptions considering all credit grades.
The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of September 30, 2016 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$11,744	$279
Market servicing rate decrease to 0.60%	$13,583	$228
Weighted average prepayment assumptions	21.06%	21.06%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	$12,426	$249
Applying a 0.9 multiplier to prepayment rate	$12,904	$258
Weighted average default assumptions	11.64%	11.64%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$12,451	$253
Applying a 0.9 multiplier to default rate	$12,880	$254
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
9. Goodwill and Other Intangible Assets
Goodwill
Prosper’s goodwill balance of $36.4 million at September 30, 2016 did not change during the nine months ended September 30, 2016. We did not record any goodwill impairment expense for the nine months ended September 30, 2016.
Other Intangible Assets
The following table presents the detail of other intangible assets for the period presented (dollars in thousands):

	September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
User base and customer relationships	$6,250	$(2,541)	$3,709	8.4
Developed technology	8,310	(1,950)	$6,360	4.0
Brand name	60	(60)	—	—
Total intangible assets subject to amortization	$14,620	$(4,551)	$10,069
Prosper’s intangible asset balance was $10.1 million and $13.1 million at September 30, 2016 and December 31, 2015, respectively.

The user base and customer relationship intangible assets are being amortized on an accelerated basis over a three to ten year period. The technology and brand name intangible assets are being amortized on a straight line basis over three to five years and one year, respectively.
Amortization expense for the three months ended September 30, 2016 and 2015 was $1.0 million and $0.2 million, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $3.0 million and $0.5 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2016	$855
2017	3,260
2018	2,329
2019	1,779
2020	1,344
Thereafter	502
Total	$10,069
10. Other Liabilities
Other Liabilities includes the following:

	September 30, 2016	December 31, 2015
Class action settlement liability	$2,984	$5,949
Repurchase liability for unvested restricted stock awards	180	473
Contingent consideration	4,994	4,801
Deferred revenue	285	1,591
Servicing liabilities	254	484
Deferred rent	4,563	5,240
Restructuring liability	5,107	—
Other	2,587	2,197
Total Other Liabilities	$20,954	$20,735
11. Net Loss Per Share
The weighted average shares used in calculating basic and diluted net loss per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss available to common stockholders for basic and diluted EPS	$(17,417)	$(3,843)	$(70,509)	$(17,324)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	65,393,175	55,907,765	63,015,616	54,746,980
Basic and diluted net loss per share	$(0.27)	$(0.07)	$(1.12)	$(0.32)
The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	177,388,425	177,388,425	177,388,425	177,388,425
Stock options issued and outstanding	50,387,360	35,063,150	44,617,487	32,592,610
Unvested stock options exercised	3,209,345	11,906,925	3,209,345	11,906,925
Warrants issued and outstanding	1,203,344	602,355	910,945	602,355
Total common stock equivalents excluded from diluted net loss per common share computation	232,188,474	224,960,855	226,126,202	222,490,315
The number of shares issued and outstanding reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
12. Convertible Preferred Stock and Stockholders’ Deficit
Convertible Preferred Stock
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of September 30, 2016 are disclosed in the table below (amounts in thousands except share and per share amounts):

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
Common Stock
PMI, through its amended and restated certificate of incorporation, as amended, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its certificate of incorporation to, among other things, effect a 5-for-1 forward stock split. On May 31, 2016, PMI further amended its amended and restated certificate of incorporation to increase the number of shares of common stock authorized for issuance.  The total number of shares of stock which PMI has the authority to issue is 475,610,528, consisting of 298,222,103 shares of common stock, $0.01 par value per share, and 177,388,425 shares of preferred stock, $0.01 par value per share. As of September 30, 2016, 70,708,055 shares of common stock were issued and 69,772,120 shares of common stock were outstanding. As of December 31, 2015, 70,367,425 shares of common stock were issued and 69,431,490 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the nine months ended September 30, 2016, PMI issued 386,720 shares of common stock upon the exercise of vested options for cash proceeds of $0.3 million. Certain options are eligible for exercise prior to vesting. These unvested options may be exercised for restricted shares of common stock that have the same vesting schedule as the options. Prosper records a liability for the exercise price paid upon the exercise of unvested options, which is reclassified to common stock and additional paid-in capital as the shares vest. Should the holder’s employment be terminated, the unvested restricted shares are subject to repurchase by PMI at an amount equal to the exercise price paid for such shares. At September 30, 2016 and December 31, 2015, there were 3,209,345 and 9,806,170 shares, respectively, of restricted stock outstanding that remain unvested and subject to Prosper’s right of repurchase.

For the nine months ended September 30, 2016, PMI repurchased 288,520 shares of restricted stock for $70 thousand upon termination of employment of various employees.
Common Stock Issued upon Exercise of Warrants
For the nine months ended September 30, 2016, PMI issued 51,915 shares of common stock upon the exercise of warrants for aggregate proceeds of $11 thousand.
13. Share Based Incentive Plan and Compensation
In 2005, PMI’s stockholders approved the adoption of the 2005 Stock Plan. On December 1, 2010, PMI’s stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (the “2005 Plan”). The 2005 Plan expired during the year ending December 31, 2015 and PMI’s stockholders approved the adoption of the 2015 Equity Incentive Plan. On February 15, 2016, PMI’s stockholders approved the adoption of an Amendment No. 1 to the 2015 Equity Incentive Plan, and on May 31, 2016, PMI’s stockholders approved the adoption of an Amendment No. 2 to the 2015 Equity Incentive Plan (as amended to date, the “2015 Plan”). As of September 30, 2016 under the 2005 Plan, up to 56,902,925 shares of common stock are reserved and may be issued to employees, directors, and consultants by PMI’s board of directors and stockholders to promote the success of Prosper’s business. As of September 30, 2016 under the 2015 Plan, up to 54,336,473 shares of common stock are reserved and may be granted to employees, directors, and consultants by PMI’s board of directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter or vest 50% two years from the vesting commencement date and 1/48th per month thereafter or vest 1/36th per month from the vesting commencement date.  In no event are options exercisable more than ten years after the date of grant.
At September 30, 2016, there were 20,684,495 shares available for grant under the 2015 Plan and zero shares available for grant under the 2005 Plan.
The number of options, restricted stock units and amounts per share reflects a 5-for-1 forward stock split effected by PMI on February 16, 2016.
Stock Option Reprice
On May 3, 2016, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program, (the “Reprice”) authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that have exercise prices above the current fair market value of PMI’s common stock.  The repricing was effected on May 16, 2016 for eligible directors and employees located in the United States and on May 19, 2016 for eligible employees located in Israel. Prosper believes the repricing of such stock options will encourage the continued service of valued employees and directors, and motivate such service providers to perform at high levels, both of which are critical to Prosper’s continued success. Prosper expects to incur additional stock based compensation charges as a result of this repricing. The financial statement impact of this repricing is $0.8 million in the three months ended September 30, 2016, $2.0 million in the nine months ended September 30, 2016 and $2.9 million (net of forfeitures) that will be recognized over the remaining weighted average vesting period of 2.5 years.
Early Exercised Stock Options
The activity of options that were early exercised under the 2005 Plan for the nine months ended September 30, 2016 is below:

	Early exercised options, unvested	Weighted average exercise price
Balance as of January 1, 2016	9,806,170	$0.05
Repurchase of restricted stock	(288,520)	0.24
Restricted stock vested	(6,308,305)	0.04
Balance as of September 30, 2016	3,209,345	$0.06
Additional information regarding the unvested early exercised stock options outstanding as of September 30, 2016 is as follows:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted –Avg. Remaining Life	Weighted –Avg. Exercise Price
0.02	2,910,435	0.4	$0.02
0.11	212,710	1.3	0.11
1.13	86,200	1.9	1.13
$0.02 - $1.13	3,209,345	0.5	$0.06
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the nine months ended September 30, 2016 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2016	40,425,605	$2.64
Options issued	19,655,338	2.14
Options exercised – vested	(386,720)	0.75
Options forfeited	(12,886,025)	1.60
Balance as of September 30, 2016	46,808,198	$1.55

Options vested and/or exercisable at September 30, 2016	26,701,173	1.13
Due to the timing of the Reprice, the ending weighted average exercise price shown above reflects repriced options while the opening weighted average exercise price does not.
Other Information Regarding Stock Options
Additional information regarding common stock options outstanding as of September 30, 2016 is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted – Avg. Remaining Life	Weighted –Avg. Exercise Price	Number Vested	Weighted – Avg. Exercise Price
$0.02 - 0.99	12,919,025	7.15	$0.12	12,919,025	$0.12
1.00 - 2.99	33,208,863	9.09	2.04	13,101,838	1.97
3.00 - 4.99	463,490	8.38	3.62	463,490	3.62
5.00 - 5.52	216,820	8.67	5.46	216,820	5.46
$0.02 - 5.52	46,808,198	8.54	$1.55	26,701,173	$1.13
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
The fair value of PMI’s stock option awards granted during the three months ended September 30, 2016 and 2015 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Volatility of common stock	n/a	50.71%	50.88%	56.14%
Risk-free interest rate	n/a	1.70%	1.29%	1.71%
Expected life	n/a	6.0 years	5.8 years	6.0 years
Dividend yield	n/a	0%	0%	0%
Restricted Stock Unit Activity
During the nine months ended September 30, 2016, PMI granted restricted stock units (“RSUs”) to certain employees that are subject to three-year vesting terms or four year vesting terms and the occurrence of a liquidity event.
The aggregate fair value of the RSUs granted was $10.7 million. The following table summarizes the activities for PMI’s RSUs during the nine months ending September 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2015	1,835,510	$5.52
Granted	3,580,220	2.14
Vested	—	—
Forfeited	(2,255,350)	2.97
Unvested - September 30, 2016	3,160,380	$2.15
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations during the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Origination and servicing	$518	$369	$1,536	$805
Sales and marketing	639	669	2,271	1,734
General and administrative	4,513	2,209	13,329	4,900
Restructuring	—	—	45	—
Total stock based compensation	$5,670	$3,247	$17,181	$7,439
During the three months ended September 30, 2016 and 2015, Prosper capitalized $156 thousand and $202 thousand respectively, of stock-based compensation as internal use software and website development costs. During the nine months ended September 30, 2016 and 2015, Prosper capitalized $592 thousand and $499 thousand respectively, of stock-based compensation as internal use software and website development costs. As of September 30, 2016, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper’s employees’ unvested stock-based awards was approximately $43.8 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.52 years.

14. Restructuring
Summary of Restructuring Plan

On May 3, 2016, Prosper adopted a strategic restructuring of its business. This restructuring is intended to streamline our operations and support future growth efforts. Under this restructuring, Prosper closed its Salt Lake City, Utah location.  As a result of this restructuring, Prosper terminated 167 employees across all locations.  In connection with the restructuring, Prosper has recognized employee severance and benefits charges of approximately $396 thousand in the third quarter which were included in “Restructuring Charges” within the condensed consolidated statements of operations.
In addition to the employment costs associated with the restructuring, Prosper is also engaged in marketing for sublease, space in our existing office space that is no longer needed due to the reduction in headcount. During the quarter ended September 30, 2016 Prosper executed the termination of one lease. The termination penalties associated with this lease was less than the accrued lease exit liability. Additionally, during negotiations to terminate another lease, Prosper obtained additional information that resulted in Prosper revising its estimate of future sublease income for that lease. These events resulted in an aggregate reduction of the lease exit liability of $1.5 million. This reduction has been recognized within “Restructuring Charges, Net” within the condensed consolidated statements of operations.  In connection with the lease termination, Prosper also wrote off $0.4 million in leasehold improvements and incurred $0.2 million of other restructuring charges.
The following table summarizes the activities related to Prosper's restructuring plan (in thousands):

	Severance Related	Facilities Related	Total
Balance July 1, 2016	$2,038	$8,492	$10,530
Adjustments to expense	396	(1,314)	(918)
Less: Cash paid	(2,423)	(2,071)	(4,494)
Balance September 30, 2016	$11	$5,107	$5,118

15. Income Taxes
For the three months ended September 30, 2016 and 2015, Prosper recognized $74 thousand and $35 thousand of income tax expense, respectively. For the nine months ended September 30, 2016 and 2015, Prosper recognized $344 thousand and $284 thousand of income tax expense, respectively.  The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability.  No other income tax expense or benefit was recorded for the nine month periods ended September 30, 2016 and 2015 due to a full valuation allowance recorded against our deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
16. Commitments and Contingencies
Future Minimum Lease Payments
Prosper has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2022 and 2027.
Future minimum rental payments under these leases as of September 30, 2016 are as follows (in thousands):

Remaining three months of 2016	1,731
2017	7,721
2018	8,328
2019	8,620
2020	8,862
2021	8,916
Thereafter	18,178
Total future operating lease obligations	$62,356

Rental expense under operating lease arrangements was $1.6 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively.  Rental expense under operating lease arrangements was $5.3 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively.
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month.  To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency.  Accordingly, the minimum fee for the remaining three months ended December 31, 2016 is $0.4 million. The minimum fee is $1.7 million, $1.7 million and $1.0 million in each of the years 2017, 2018 and 2019, respectively.
Additionally, under the agreement with WebBank, Prosper is required to maintain a minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At September 30, 2016 the Company was in compliance with the covenant.
Loan Purchase Commitments
Prosper has entered into an agreement with WebBank to purchase $16.5 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2016 and the first business day of the quarter ending December 31, 2016. Prosper will purchase these Borrower Loans within the first three business days of the quarter ended December 31, 2016.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at September 30, 2016 is $3,737 million. Prosper has accrued $487 thousand and $510 thousand as of September 30, 2016 and December 31, 2015, respectively, in regard to this obligation.
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
In 2008, plaintiffs filed a class action lawsuit against Prosper and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California. The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. On July 19, 2013 solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation agreed to enter into a settlement to resolve all claims related thereto (the “Settlement”). In connection with the Settlement, Prosper agreed to pay an aggregate amount of $10 million into a settlement fund, split into four annual installments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. The Settlement received final approval in a final order and judgment entered by the Superior Court on April 16, 2014. Pursuant to the final order and judgment, the claims in the class action were dismissed, and the defendants were released by the plaintiffs from all claims that were or could have been asserted concerning the issues alleged in the class action lawsuit. The first three annual installments have been made prior to September 30, 2016 and the reserve for the class action settlement liability is $3.0 million in the condensed consolidated balance sheet as of September 30, 2016.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and nine months ended September 30, 2016 and 2015, as well as the Notes and Borrower Loans outstanding as of September 30, 2016 and December 31, 2015 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased Nine Months Ended September 30,		Interest Earned on Notes and Borrower Loans Nine Months Ended September 30,
Related Party	2016	2015	2016	2015
Executive officers and management	$1,039	$1,232	$170	$152
Directors (excluding executive officers and management)	427	31	25	6
Total	$1,466	$1,263	$195	$158

	Aggregate Amount of Notes and Borrower Loans Purchased Three Months Ended September 30,		Interest Earned on Notes and Borrower Loans Three Months Ended September 30,
Related Party	2016	2015	2016	2015
Executive officers and management	$245	$386	$62	$53
Directors (excluding executive officers and management)	77	10	10	2
Total	$322	$396	$72	$55

	Notes and Borrower Loans Balance as of
Related Party	September 30, 2016	December 31, 2015
Executive officers and management	$1,966	$2,173
Directors (excluding executive officers and management)	535	99
	$2,501	$2,272
18. Subsequent Events
Prosper and Colchis Capital Management, L.P. (“Colchis”) entered into a Supplementary Agreement, dated June 1, 2013, and Addendum to the Supplementary Agreement, dated November 18, 2013 (together, the “Colchis Agreement”), pursuant to which Prosper agreed to give Colchis certain incentives to encourage Colchis to invest in Borrower Loans and Notes through the platform. On April 21, 2015, Colchis filed a demand for arbitration to resolve interpretative questions relating to the Colchis Agreement, including, for example, whether certain rights given to Colchis extended beyond the term of the Colchis Agreement. On October 17, 2016, the arbitrator issued a final award in favor of Colchis.
On November 17, 2016, Prosper and Colchis entered into a Settlement and Release Agreement, pursuant to which Colchis has agreed to terminate the Colchis Agreement and waive all rights conferred under such agreement in exchange for a $9 million cash payment by Prosper and an agreement by Prosper to issue a warrant to purchase shares of a new series of preferred stock representing 7% of Prosper’s capitalization on a fully diluted basis as of the date of the issuance of the warrant (the “New Series”) for $.01 per share (the “Equity Payment”).  Prosper’s obligation to make the Equity Payment is subject to Prosper obtaining the requisite stockholder approval. This will be accounted for as a termination of a contract.

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	September 30, 2016	December 31, 2015
Assets
Cash and Cash Equivalents	$14,276	$15,026
Restricted Cash	104,544	139,937
Short Term Investments	1,279	1,277
Loans Held for Sale at Fair Value	136	32
Borrower Loans Receivable at Fair Value	314,671	297,273
Property and Equipment, Net	9,632	8,419
Servicing Assets	12,274	13,605
Other Assets	139	122
Total Assets	$456,951	$475,691
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$1,024	$2,122
Payable to Related Party	1,703	2,989
Payable to Investors	99,992	135,661
Notes at Fair Value	313,920	297,405
Other Liabilities	1,412	1,209
Total Liabilities	418,051	439,386
Member's Equity
Retained Earnings	38,900	36,305
Total Member's Equity	$38,900	$36,305
Total Liabilities and Member's Equity	$456,951	$475,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$5,530	$16,544	$27,878	$40,430
Servicing Fees, Net	7,026	4,408	21,650	9,945
Gain on Sale of Borrower Loans	761	4,263	3,865	9,881
Other Revenues	30	561	448	557
Total Operating Revenues	13,347	25,776	53,841	60,813
Interest Income on Borrower Loans	11,566	10,258	33,062	30,960
Interest Expense on Notes	(10,636)	(9,550)	(30,456)	(28,561)
Net Interest Income	930	708	2,606	2,399
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(47)	(87)	(126)	(66)
Total Net Revenues	14,230	26,397	56,321	63,146
Expenses
Administration Fee - Related Party	12,243	18,236	48,500	41,615
Servicing	1,374	675	4,139	2,946
General and Administrative	342	358	1,082	903
Total Expenses	13,959	19,269	53,721	45,464
Total Net Income	$271	$7,128	$2,600	$17,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net Income	$2,600	$17,682
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	126	66
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	—	29
Gain on Sale of Borrower Loans	(7,030)	(9,958)
Change in Fair Value of Servicing Rights	8,182	2,758
Depreciation and Amortization	2,940	2,483
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,619,866)	(2,426,963)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,619,757	2,435,253
Restricted Cash Except for those Related to Investing Activities	37,545	(69,242)
Other Assets	(17)	(18)
Accounts Payable and Accrued Liabilities	(1,103)	1,415
Payable to Investors	(35,669)	71,773
Net Related Party Receivable/Payable	(2)	1,603
Other Liabilities	382	—
Net Cash Provided by Operating Activities	7,845	26,881
Cash Flows From Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(164,436)	(142,103)
Principal Payment of Borrower Loans Held at Fair Value	127,308	111,864
Maturities of Short Term Investments	1,277	1,274
Purchases of Short Term Investments	(1,279)	(1,276)
Purchases of Property and Equipment	(5,437)	(6,850)
Changes in Restricted Cash Related to Investing Activities	(2,152)	1,471
Net Cash Used in Investing Activities	(44,719)	(35,620)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	165,727	142,246
Payments of Notes Held at Fair Value	(129,603)	(111,711)
Cash Distributions to Parent	—	(35,505)
Net Cash Provided by (Used in) Financing Activities	36,124	(4,970)
Net Decrease in Cash and Cash Equivalents	(750)	(13,709)
Cash and Cash Equivalents at Beginning of the Year	15,026	23,777
Cash and Cash Equivalents at End of the Period	$14,276	$10,068
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$30,228	$28,698
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$152	—
Non-Cash Financing Activity, Distribution to Parent	—	$249
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Prosper Funding LLC (“PFL”) was formed in the state of Delaware on February 17, 2012 as a limited liability company with the sole equity member being Prosper Marketplace, Inc. (“PMI”, "Parent").  Except as the context otherwise requires, as used in these Notes to the condensed consolidated financial statements of Prosper Funding LLC, “Prosper Funding,” “we,” “us,” and “our” refers to PFL and its wholly owned subsidiary, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, on a consolidated basis.
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
Prosper Funding did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the nine months ended September 30, 2016 and 2015.
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

2. Significant Accounting Policies
Prosper Funding's significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to these accounting policies during the first nine months of 2016.
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

Loan Trailing Fee
On July 1, 2016, Prosper Funding signed a series of agreements with WebBank to include an additional program fee (Loan Trailing Fee). These agreements are effective August 1, 2016. The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, irrespective of whether the loans are sold by Propser and gives the issuing bank an ongoing financial interest in the performance of the loans it originates. This fee is paid by Prosper Funding to the issuing bank partner over the term of the respective loans and is a function of the principal and interest payments. In the event that principal and interest payments are not made, Prosper Funding is not required to make this Loan Trailing Fee payment. The obligation to pay the Loan Trailing Fee is recorded at fair value at the time of the origination of the loan within Other Liabilities and is recorded as a reduction in related party expenses on the statement of operations. Any changes in the fair value of this liability are recorded in changes in fair value of Borrower Loans, Loans Held for Sale and Notes, Net on the statements of operations. The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which considers assumptions of expected prepayment rates and defaults rates.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. This guidance will be effective for Prosper Funding in the first quarter of our fiscal year 2018, and early adoption is permitted. Prosper Funding is currently evaluating the impacts the adoption of this accounting standard will have on the Prosper Funding's cash flows.
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Property and equipment:
Internal-use software and web site development costs	$15,143	$10,990
Less accumulated depreciation and amortization	(5,511)	(2,571)
Total property and equipment, net	$9,632	$8,419

Depreciation expense for the three months ended September 30, 2016 and 2015 was $1,076 thousand and $587 thousand, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $2,940 thousand and $2,483 thousand, respectively.
4. Borrower Loans, Loans Held For Sale and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale and Notes as of September 30, 2016 and December 31, 2015, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Aggregate principal balance outstanding	$319,210	$296,945	$(322,003)	$(294,331)	$148	$42
Fair value adjustments	(4,539)	328	8,083	(3,074)	(12)	(10)
Fair value	$314,671	$297,273	$(313,920)	$(297,405)	$136	$32

At September 30, 2016, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through September 2021. At December 31, 2015, outstanding Borrower Loans had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2020.
Approximately $0.4 million and $2.4 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the three and nine months ended September 30, 2016.
As of September 30, 2016, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.7 million and a fair value of $0.8 million. As of December 31, 2015, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.3 million and a fair value of $0.9 million. Prosper Funding places loans on non-accrual status when they are over 120 days past due. As of September 30, 2016 and December 31, 2015, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.1 million, respectively.
5. Loan Servicing Assets and Liabilities
Prosper Funding accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The servicing assets and liabilities are measured at fair value throughout the servicing period.  The total gains recognized on the sale of such Borrower Loans were $0.8 million and $4.3 million for the three months ended September 30, 2016 and 2015, respectively. The total gain recognized on the sale of such Borrower Loans was $3.9 million and $9.9 million for the nine months ended September 30, 2016 and 2015, respectively.
At September 30, 2016, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.6 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and various maturity dates through September 2021. At December 31, 2015, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.6 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 31.90% and various maturity dates through December 2020.
$9.6 million and $5.9 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the three months ended September 30, 2016 and 2015 respectively.  $29.3 million and $12.7 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the nine months ended September 30, 2016 and 2015 respectively.
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

6. Income Taxes
Prosper Funding incurred no income tax provision for the nine months ended September 30, 2016 and 2015. Prosper Funding is a US disregarded entity and its income and loss is included in the return of its parent, PMI. Since PMI is in a loss position, is not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$314,671	$314,671
Loans Held for Sale	—	—	136	136
Servicing Assets	—	—	12,274	12,274
Total Assets	—	—	327,081	327,081
Liabilities:
Notes	$—	$—	$313,920	$313,920
Servicing Liabilities	—	—	254	254
Total Liabilities	$—	$—	$314,174	$314,174

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$297,273	$297,273
Loans Held for Sale	—	—	32	32
Servicing Assets	—	—	13,605	13,605
Total Assets	—	—	310,910	310,910
Liabilities:
Notes	$—	$—	$297,405	$297,405
Servicing Liabilities	—	—	484	484
Total Liabilities	$—	$—	$297,889	$297,889
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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s level 3 fair value measurements at September 30, 2016 and December 31, 2015:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	September 30, 2016	December 31, 2015
Discount rate	4.4% - 15.2%	4.3% - 14.5%
Default rate	1.6% - 14.8%	1.4% - 14.4%
Servicing Rights

Range
Unobservable Input	September 30, 2016	December 31, 2015
Discount rate	15% - 25%	15% - 25%
Default rate	1.4% - 15.0%	1.2% - 14.7%
Prepayment rate	14.9% - 27.7%	14.3% - 25.6%
Market servicing rate	0.625%	0.625%
The changes in the Borrower Loans, Loans Held for Sale and Notes, which are Level 3 assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2016	$297,273	$(297,405)	$32	$(100)
Originations	164,436	(165,727)	1,619,866	1,618,575
Principal repayments	(125,419)	129,603	(269)	3,915
Borrower Loans sold to third parties	(1,889)	—	(1,619,488)	(1,621,377)
Other changes	232	(229)	(3)	—
Change in fair value	(19,962)	19,838	(2)	(126)
Balance at September 30, 2016	$314,671	$(313,920)	$136	$887

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2015	$273,243	$(273,783)	$8,463	$7,923
Originations	142,103	(142,246)	2,426,963	2,426,820
Principal repayments	(111,864)	111,711	(546)	(699)
Borrower Loans sold to third parties	(447)	425	(2,434,707)	(2,434,729)
Other changes	(108)	119	(18)	(7)
Change in fair value	(16,465)	16,520	(121)	(66)
Balance at September 30, 2015	$286,462	$(287,254)	$34	$(758)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2016	$310,034	$(309,530)	$4,706	$5,210
Originations	55,221	(56,580)	261,855	260,496
Principal repayments	(43,043)	45,403	(133)	2,227
Borrower Loans sold to third parties	(751)	—	(266,286)	(267,037)
Other changes	238	(196)	(4)	38
Change in fair value	(7,028)	6,983	(2)	(47)
Balance at September 30, 2016	$314,671	$(313,920)	$136	$887

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2015	$284,200	$(284,627)	$1,431	$1,004
Purchase of Borrower Loans/Issuance of Notes	47,591	(47,670)	1,024,464	1,024,385
Principal repayments	(38,407)	38,202	(4)	(209)
Borrower Loans sold to third parties	(447)	425	(1,025,824)	(1,025,846)
Other changes	21	(18)	(8)	(5)
Change in fair value	(6,496)	6,434	(25)	(87)
Balance at September 30, 2015	$286,462	$(287,254)	$34	$(758)
The following table presents additional information about Level 3 servicing assets and liabilities recorded at fair value for the three months ended September 30, 2016 (in thousands).

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2016	13,605	484
Additions	7,092	9
Less: Changes in fair value	(8,423)	(239)
Fair Value at September 30, 2016	12,274	254

	Servicing Assets	Servicing Liabilities
Amortized Cost at January 1, 2015	3,116	624
Adjustment to Adopt Fair Value Measurement	399	(29)
Fair Value at January 1, 2015	3,515	595
Additions	10,204	246
Less: Transfers to PMI	(249)	—
Less: Changes in fair value	(3,049)	(291)
Fair Value at September 30, 2015	10,421	550

	Servicing Assets	Servicing Liabilities
Fair Value at July 1, 2016	13,798	324
Additions	1,342	—
Less: Changes in fair value	(2,866)	(70)
Fair Value at September 30, 2016	12,274	254

	Servicing Assets	Servicing Liabilities
Fair Value at July 1, 2015	7,634	606
Additions	4,367	53
Less: Transfers to PMI	—	—
Less: Changes in fair value	(1,580)	(109)
Fair Value at September 30, 2015	10,421	550
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at September 30, 2016 for Borrower Loans, Loans Held for Sale and Notes funded are presented in the following table (in thousands):

	Borrower Loans and Loans Held for Sale		Notes
Discount rate assumption:	7.59%	*	7.59%	*
Resulting fair value from:
100 basis point increase	$311,509		$310,760
200 basis point increase	308,426		307,680
Resulting fair value from:
100 basis point decrease	$317,914		$317,161
200 basis point decrease	321,244		320,488
Default rate assumption:	11.50%	*	11.50%	*
Resulting fair value from:
100 basis point increase	$311,358		$310,601
200 basis point increase	308,142		307,380
Resulting fair value from:
100 basis point decrease	$318,009		$317,264
200 basis point decrease	321,389		320,651
 * Represents weighted average assumptions considering all credit grades.
Servicing Asset and Liability Fair Value Input Sensitivity:
The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of September 30, 2016 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	11,509	279
Market servicing rate decrease to 0.60%	13,311	228
Weighted average prepayment assumptions	21.06%	21.06%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	12,043	249
Applying a 0.9 multiplier to prepayment rate	12,507	258
Weighted average default assumptions	11.64%	11.64%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	12,068	253
Applying a 0.9 multiplier to default rate	12,484	254
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
8. Commitments and Contingencies
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month.  To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency.  Accordingly, the minimum fee for the remaining three months of 2016 is $0.4 million.  The minimum fee is $1.7 million, $1.7 million and $1.0 million for years 2017, 2018 and 2019 respectively.
Loan Purchase Commitments
Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $16.5 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2016 and first business day of the quarter ended December 31, 2016. Prosper Funding will purchase these Borrower Loans within the first three business days of the quarter ended December 31, 2016.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper Funding and investor members that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor member. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at September 30, 2016 is $3,615 million. Prosper Funding had accrued $437 thousand and $460 thousand as of September 30, 2016 and December 31, 2015, respectively, in regard to this obligation.
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
Prosper Funding’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be related parties of Prosper Funding as of September 30, 2016 and December 31, 2015 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Nine Months Ended September 30,		Nine Months Ended September 30,
Related Party	2016	2015	2016	2015
Executive officers and management	$1,039	$1,232	$170	$152
Directors (excluding executive officers and management)	—	—	—	—
Total	$1,039	$1,232	$170	$152

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Three Months Ended September 30,		Three Months Ended September 30,
Related Party	2016	2015	2016	2015
Executive officers and management	$245	$386	$62	$53
Directors (excluding executive officers and management)	—	—	—	—
Total	$245	$386	$62	$53

	Note and Borrower Loan Balance as of
Related Party	September 30, 2016	December 31, 2015
Executive officers and management	$1,966	$2,173
Directors (excluding executive officers and management)	—	—
	$1,966	$2,173

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
We believe our online marketplace model has key advantages relative to traditional bank lending, including (i) an innovative marketplace model that efficiently connects qualified supply and demand of capital, (ii) online operations that substantially reduce the need for physical infrastructure and improve convenience, and (iii) data and technology driven automation that increases efficiency and improves the borrower and investor experience. We do not operate physical branches or incur expenses related to that infrastructure; instead, we use data and technology to drive automation and efficiency in our operation. As part of operating our marketplace, we verify the identity of borrowers and assess borrowers’ credit risk profile using a combination of public and proprietary data. Our proprietary technology automates several loan origination and servicing functions, including the borrower application process, data gathering, credit scoring, loan funding, investing and servicing, regulatory compliance and fraud detection.
During the year ended December 31, 2015, our marketplace facilitated $3.7 billion in Borrower Loan originations, of which $3.5 billion were funded through our Whole Loan Channel, representing 95% of the total Borrower Loans originated through our marketplace during this period. In the three months ended September 30, 2016, our marketplace facilitated $311.8 million in Borrower Loan originations, of which $255.2 million were funded through our Whole Loan Channel, representing 82% of the total Borrower Loans originated through our marketplace during this period. In the nine months ended September 30, 2016, our marketplace facilitated $1.7 billion in Borrower Loan originations, of which $1.6 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. From inception through September 30, 2016, our marketplace facilitated $7.9 billion in Borrower Loan originations, of which $6.7 billion were funded through our Whole Loan Channel, representing 85% of the total Borrower Loans originated through our marketplace during this period.
As a credit marketplace, we believe our customers are more highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. These external economic conditions and resulting trends or uncertainties could adversely impact our customers’ ability or desire to participate in our marketplace as borrowers or investors, and consequently could negatively affect our business and results of operations.
As discussed below, we saw reduced demand from investors who purchase Borrower Loans through the Whole Loan Channel during the second and third quarters of 2016. As a result, we experienced a decline in transaction fee revenue during this period and expect a decrease in transaction fee revenue in the fourth quarter of 2016 from the fourth quarter of 2015. Transaction fee revenues reached its lowest point for the year in July 2016, with transaction fee revenues increasing month over month in August and September 2016. Additionally, we expect transaction fee revenues to increase in the fourth quarter of 2016 from the third quarter of 2016. Finally, as described in note 14 of the financial statements, Prosper began a restructuring of its operations during the second quarter of 2016, which resulted in increased expenses during the nine months ended September 30, 2016 from the nine months ended September 30, 2015.
Results of Operations
Overview
The following table summarizes Prosper’s net loss for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Total Net Revenue	$23,951	$58,629	(34,678)	(59)%
Total Expenses	41,294	62,437	(21,143)	(34)%
Net Loss Before Taxes	(17,343)	(3,808)	(13,535)	355%
Income Tax Expense	74	35	39	111%
Net Loss	$(17,417)	$(3,843)	(13,574)	353%

Total net revenue for the three months ended September 30, 2016 decreased $34.7 million, a 59% decrease from the three months ended September 30, 2015, primarily due to decreased Borrower Loan originations, which decreased 71%. See below for an explanation of the decrease in origination volume.  Total expenses for the three months ended September 30, 2016 decreased $21.1 million, a 34% decrease from the three months ended September 30, 2015, primarily due to a reduction in sales and marketing costs of $22.5 million. Net loss for the three months ended September 30, 2016 increased $13.6 million, primarily due to the decrease in our transaction fee revenue resulting from the decline in Borrower Loan originations during the period.
The following table summarizes Prosper’s net loss for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Total Net Revenue	$108,639	$139,861	(31,222)	(22)%
Total Expenses	178,804	156,901	21,903	14%
Net Loss Before Taxes	(70,165)	(17,040)	(53,125)	312%
Income Tax Expense	344	284	60	21%
Net Loss	$(70,509)	$(17,324)	(53,185)	307%

Total net revenue for the nine months ended September 30, 2016 decreased $31.2 million, a 22% decrease from the nine months ended September 30, 2015, primarily due to decreases in transaction fee revenues and gain on sale of borrower loans due to the decrease in origination volume. Total expenses for the nine months ended September 30, 2016 increased $21.9 million, a 14% increase from the nine months ended September 30, 2015, primarily due to higher compensation costs as Prosper added more staff to support its anticipated business growth, additional facilities related expenses incurred in connection with expansion into Utah, Delaware and Israel, and restructuring costs of $14.2 million. Net loss for the nine months ended September 30, 2016 increased $53.2 million, due to lower revenues and the increased expenses.
Origination Volume
From inception through September 30, 2016, a total of 628,678 Borrower Loans, totaling $7.865 billion, were originated through Prosper’s marketplace.
During the third quarter ended September 30, 2016, 22,963 Borrower Loans totaling $311.8 million were originated through Prosper’s marketplace, compared to 79,457 Borrower Loans totaling $1.1 billion during the third quarter ended September 30, 2015. This represented a decrease of 71% in terms of both loan amounts and the number of loans.
The origination decreases experienced during the third quarter ended September 30 2016 are due to the fact that, beginning in the second quarter of the year, a number of our largest investors paused or significantly reduced their purchases of Borrower Loans.  We believe these investors have paused or reduced Borrower Loan purchases because of an increase in their cost of capital; negative actions and publicity at competitors; and our limited use of investor rebates, which have become more prevalent in the industry.
Prosper is taking a number of actions to try to increase the amount of capital committed to make purchases through its marketplace, due to reduced investor demand.  These actions include launching a new line of asset management products, improving the retail investor experience, and pursuing strategic transactions with large institutional investors. There is no assurance that these actions will result in significant additional capital available on the marketplace.

Revenue
The following table summarizes Prosper’s revenue for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$14,086	$46,842	(32,756)	(70)%
Servicing Fees, Net	7,079	4,652	2,427	52%
Gain on Sale of Borrower Loans	761	4,263	(3,502)	(82)%
Other Revenues	973	2,229	(1,256)	(56)%
Total Operating Revenues	22,899	57,986	(35,087)	(61)%
Interest Income
Interest Income on Borrower Loans	11,735	10,280	1,455	14%
Interest Expense on Notes	(10,636)	(9,550)	(1,086)	11%
Net Interest Income	1,099	730	369	51%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(47)	(87)	40	(46)%
Total Revenues	23,951	58,629	(34,678)	(59)%
The following table summarizes Prosper’s revenue for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$75,186	$111,984	(36,798)	(33)%
Servicing Fees, Net	21,898	10,796	11,102	103%
Gain on Sale of Borrower Loans	3,865	9,881	(6,016)	(61)%
Other Revenues	4,562	4,935	(373)	(8)%
Total Operating Revenues	105,511	137,596	(32,085)	(23)%
Interest Income
Interest Income on Borrower Loans	33,710	30,892	2,818	9%
Interest Expense on Notes	(30,456)	(28,561)	(1,895)	7%
Net Interest Income	3,254	2,331	923	40%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(126)	(66)	(60)	91%
Total Revenues	108,639	139,861	(31,222)	(22)%
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
Transaction fees decreased primarily due to lower origination volume through Prosper’s marketplace during the three months ended September 30, 2016. The average transaction fee (gross of fees retained by WebBank) was 4.80% and 4.57% of the principal amount of originated loans facilitated through Prosper’s marketplace for the three months ended September 30, 2016 and 2015, respectively. This increase was due to price increases implemented in the second quarter of 2016.
Transaction fees decreased primarily due to lower origination volume through Prosper’s marketplace during the nine months ended September 30, 2016. The average transaction fee (gross of fees retained by WebBank) was 4.54% and 4.54% of the principal amount of originated loans facilitated through Prosper’s marketplace for the nine months ended September 30, 2016 and 2015, respectively.
Servicing Fees, Net

Prosper earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates us for the costs we incur in servicing the Borrower Loan, including managing payments from borrowers and payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The increase in servicing fees during the three and nine months ended September 30, 2016 was due to the increase in Borrower Loans being serviced as a result of the increase in sales of Borrower Loans through the Whole Loan Channel in the past year.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The decrease was due to a decrease in volume of such sales and $0.6 million and $3.0 million of rebates offered to certain whole loan purchasers during the three and nine months ending September 30, 2016, respectively.  No such rebates were offered in the comparative periods of 2015.
Other Revenue
Other revenues consist primarily of credit referral fees, where partner companies pay us an agreed upon amount for referrals of customers from our website. The decrease in other revenue for the three months ended September 30, 2016 was primarily the result of decreased traffic to existing partners. As described below, Prosper decreased its sales and marketing efforts in the three months ending September 30, 2016, which resulted in less traffic to the marketplace and as a result less traffic to our existing partners.  The decrease in other revenue for the nine months ended September 30, 2016 was the result of reduced traffic to existing partners and was offset by $1.2 million that was earned in the period in relation to work performed for a BillGuard partner.
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
The following table summarizes the fair value adjustments for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Borrower Loans	$(7,028)	$(6,496)	$(19,962)	$(16,465)
Loans held for sale	(2)	(25)	(2)	(121)
Notes	6,983	6,434	19,838	16,520
Total	$(47)	$(87)	$(126)	$(66)
Expenses
The following table summarizes Prosper’s expenses for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Expenses
Origination and Servicing	$7,633	$8,357	(724)	(9)%
Sales and Marketing	9,391	31,844	(22,453)	(71)%
General and Administrative -Research and Development	6,353	4,803	1,550	32%
General and Administrative - Other	18,387	17,433	954	5%
Restructuring Charges	(470)	—	(470)	100%
Total Expenses	$41,294	$62,437	$(21,143)	(34)%
The following table summarizes Prosper’s expenses for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Expenses
Origination and Servicing	$26,850	$22,335	4,515	20%
Sales and Marketing	54,303	76,996	(22,693)	(29)%
General and Administrative -Research and Development	21,517	10,527	10,990	104%
General and Administrative - Other	61,981	47,043	14,938	32%
Restructuring Charges	14,153	—	14,153	100%
Total Expenses	$178,804	$156,901	$21,903	14%
As of September 30, 2016, Prosper had 392 full-time employees compared to 535 full-time employees as of September 30, 2015. The following table reflects full-time employees as of September 30, 2016 and 2015 by department:

	September 30, 2016	September 30, 2015
Origination and Servicing	147	201
Sales and Marketing	36	105
General and Administrative - Research and Development	103	109
General and Administrative - Other	106	120
Total Headcount	392	535

Origination and Servicing
Origination and servicing costs consists primarily of salaries, benefits and stock-based compensation expense related to Prosper’s credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The decrease in the three months ending September 30, 2016 was primarily the result of a decrease in compensation costs of $0.6 million and a decrease in outsourced customer support costs of $0.8 million. The decrease in compensation costs was a result of the reduction in personnel as part of our May 2016 restructuring. These were offset by increased amortization costs for internal use software of $0.5 million.
The increase for the nine months ending September 30, 2016 was primarily due to an increase in personnel related expenses of $3.0 million, as in the first half of the period Prosper expanded its verification and customer support teams to support the larger number of loans that were serviced and to support an anticipated future increase in loan application and processing volumes. Additionally, Prosper incurred an additional $0.8 million in costs relating to data services for the Prosper Daily application and $0.5 million in increased amortization costs for internal use software. These increases were offset by a $1.0 million decrease in outsourced customer support costs during the period.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing, as well as the compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended September 30, 2016, the decrease in expenses was largely due to decreased variable costs and a decrease in personnel as Prosper slowed its marketing efforts to reduce demand from Borrowers and maintain marketplace equilibrium.  These decreases included a $8.2 million or 57% decrease in direct mailing costs as Prosper reduced the volume of its direct mail campaigns, a $9.5 million or 92% decrease in partnership costs as Prosper significantly reduced partnership activities and negotiated lower rates with existing partners, a $1.4 million or 85% decrease in online marketing costs as Prosper significantly reduced its efforts in this area and a $1.3 million or 41% decrease in compensation costs as Prosper significantly reduced its sales and marketing headcount with its restructuring, this included the closing of its Utah office which contained mainly sales employees.
For the nine months ended September 30, 2016, the decrease in expenses was largely due to decreased variable costs and a decrease in personnel as Prosper slowed its marketing efforts to reduce demand from Borrowers and maintain marketplace equilibrium.  These decreases included a $0.7 million or 2% decrease in direct mailing costs as Prosper reduced the volume of its direct mail campaigns, a $20.0 million or 73% decrease in partnership costs as Prosper significantly reduced partnership activities and negotiated lower rates with existing partners and a $1.2 million or 32% decrease in online marketing costs as Prosper significantly reduced its efforts in this area. These reductions in expenses were offset by a $1.3 million or 16% increase in compensation costs resulting from Prosper's increased sales and marketing headcount during the first half of 2016 (the significant reductions in such headcount only occurred with the restructuring in May 2016).
Research and Development
Research and development costs consist primarily of salaries, benefits and stock-based compensation expense related to engineering and product development employees and related vendor costs. The increase for the three months ended September 30, 2016 was primarily due to an increase in stock based compensation costs due large grants to new employees who were granted options in late 2015 and due to additional expense as a result of the reprice that occurred in May 2016. The increase for the nine months ended September 30, 2016 was primarily due to an increase in compensation costs as employee levels in research and development were higher in 2016 before the restructuring that occurred in May 2016. The total increase in costs for the three and nine months ended September 30, 2016, respectively, is not as large as the total investment in research and development activities as a portion of these costs are capitalized as internal use software projects, which are amortized in origination and servicing.   Prosper capitalized internal-use software and website development costs in the amount of $1.1 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively.  Prosper capitalized internal-use software and website development costs in the amount of $4.6 million and $5.0 million for the nine months ended September 30, 2016 and 2015, respectively.
General and Administrative
General and administrative expenses consists primarily of salaries, benefits and stock-based compensation expense related to accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expense. The increase for the three months ended September 30, 2016 was primarily the result of an increase in stock based compensation expense of $0.9 million and depreciation of $1.5 million. These increases were offset by savings in professional fees of $0.4 million. The increase for the nine months ended September 30, 2016 was primarily due to an increase in personnel related expenses as Prosper increased its headcount during the second half of 2015 to support anticipated future growth, and an increase in facilities expenses as Prosper obtained additional space to support the increased headcount. These headcount levels were subsequently reduced as part of the restructuring that occurred in May 2016.
Restructuring Charges
Restructuring costs consist of personnel and facilities related costs related to the strategic restructuring of the business that Prosper announced on May 3, 2016.  This restructuring includes the termination of employees in our Phoenix, Arizona and San Francisco, California locations; and the closing of our Salt Lake City, Utah location.  Personnel costs include employee severance and benefits for the termination of 167 employees.  Facilities charges include estimated losses on the sublease and lease termination costs for properties in Phoenix, Salt Lake City and San Francisco.  For the three months ended September 30, 2016, Prosper recorded a gain on restructuring due to a favorable lease termination that was obtained that reversed a previous reserve and an favorable adjustment to estimated sublease income for another property's reserve.
Liquidity and Capital Resources
The following table summarizes Prosper’s cash flow activities for the three months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net Loss	$(70,509)	$(17,324)
Net cash provided by (used in) operating activities	$(47,522)	$2,623
Net cash used in investing activities	(23,280)	(107,304)
Net cash provided by financing activities	36,360	174,646
Net increase (decrease) in cash and cash equivalents	(34,442)	69,965
Cash and cash equivalents at the beginning of the period	66,295	50,557
Cash and cash equivalents at the end of the period	$31,853	$120,522
Net cash decreased for the nine months ended September 30, 2016 primarily due to the $35.7 million loss, net of non-cash items, $6.7 million reduction in Accounts Payable and Accrued Liabilities, $10.0 million for purchase of Property and Equipment, an additional $6.5 million for investing activity restricted cash which includes $5 million in additional collateral for WebBank and a $3 million scheduled payment to reduce our settlement liability. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties, which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans and $30.4 million of available for sale securities that have been converted into cash. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.   In the nine month ended September 30, 2015 cash provided by financing activities consisted primarily of $165 million raised through the issuance of New Series D preferred convertible shares, which was offset by $29.2 million paid to repurchase common stock from certain employees.
Prosper also has available for sale securities that are available for its liquidity needs. The fair value of securities available for sale as of September 30, 2016 was $42.8 million. As a result the total cash, cash equivalents and available for sale investments available to Prosper at September 30, 2016 for its liquidity needs was $74.6 million. At September 30, 2016, the available for sale securities included corporate debt securities, commercial paper, US treasury securities and agency bonds. All securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses. These securities provided $0.1 million of interest income for the third quarter of 2016. These securities continue to be available to meet liquidity needs.
On November 17, 2016, Prosper and Colchis entered into a Settlement and Release Agreement, pursuant to which Colchis has agreed to terminate the Colchis Agreement and waive all rights conferred under such agreement in exchange for a $9 million cash payment by Prosper and equity. Prosper expects to make the $9 million cash payment in the fourth quarter of 2016.
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
Critical Accounting Policies
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates in Prosper’s Annual Report on Form 10-K. There have been no significant changes to these critical accounting estimates during the first nine months of 2016.

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
As discussed below, Prosper Funding saw reduced listings on the marketplace as Prosper slowed down marketing efforts to reduce demand from Borrowers and maintain marketplace equilibrium.  As a result, Prosper Funding experienced a decline in administration fee revenue-related party during this period and expects a decrease in administration fee revenue-related party in the fourth quarter of 2016 from the fourth quarter of 2015.

Results of Operations
Overview
The following table summarizes Prosper Funding’s net income for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Total Net Revenue	$14,230	$26,397	$(12,167)	(46)%
Total Expenses	13,959	19,269	(5,310)	(28)%
Net Income	$271	$7,128	$(6,857)	(96)%
Total net revenue for the three months ended September 30, 2016 decreased $12.2 million, a 46% decrease from the three months ended September 30, 2015, primarily due to the reduced number of loan listings on the marketplace during the quarter, which resulted in decreased administration fee revenue. Total expenses for the three months ended September 30, 2016 decreased $5.3 million, a 28% decrease from the three months ended September 30, 2015, primarily due to lower corporate administration fees during the quarter.
The following table summarizes Prosper Funding’s net income for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Total Net Revenue	$56,321	$63,146	$(6,825)	(11)%
Total Expenses	53,721	45,464	8,257	18%
Net Income	$2,600	$17,682	$(15,082)	(85)%
Total net revenue for the nine months ended September 30, 2016 decreased $6.8 million, an 11% decrease from the nine months ended September 30, 2016, primarily due to a decrease in administration fee revenue. Total expenses for the nine months ended September 30, 2016 increased $8.3 million, an 18% increase from the nine months ended September 30, 2015, primarily due to higher corporate administration fees during the period.
Revenue
The following table summarizes Prosper Funding’s revenue for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$5,530	$16,544	(11,014)	(67)%
Servicing Fees, Net	7,026	4,408	2,618	59%
Gain on Sale of Borrower Loans	761	4,263	(3,502)	(82)%
Other Revenues	30	561	(531)	(95)%
Total Operating Revenues	13,347	25,776	(12,429)	(48)%
Interest Income on Borrower Loans	11,566	10,258	1,308	13%
Interest Expense on Notes	(10,636)	(9,550)	(1,086)	11%
Net Interest Income	930	708	222	31%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(47)	(87)	40	(46)%
Total Revenue	$14,230	$26,397	(12,167)	(46)%
The following table summarizes Prosper Funding’s revenue for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$27,878	$40,430	(12,552)	(31)%
Servicing Fees, Net	21,650	9,945	11,705	118%
Gain on Sale of Borrower Loans	3,865	9,881	(6,016)	(61)%
Other Revenues	448	557	(109)	(20)%
Total Operating Revenues	53,841	60,813	(6,972)	(11)%
Interest Income on Borrower Loans	33,062	30,960	2,102	7%
Interest Expense on Notes	(30,456)	(28,561)	(1,895)	7%
Net Interest Income	2,606	2,399	207	9%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(126)	(66)	(60)	91%
Total Revenue	$56,321	$63,146	(6,825)	(11)%

Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. Effective July 1, 2016 the Administration Agreement was amended. The amendments included amending the License Fee to include a fixed monthly fee alongside a reduce variable fee and the introduction of a Rebates Fee related to rebates given to investors. The decreases in the administration fee revenue were the result of a reduction in the number of loan listings on the marketplace during 2016.   The decrease in listings was the result of Prosper reducing marketing spending to reduce demand and maintain marketplace equilibrium.
Servicing Fee Revenue, Net
Prosper Funding earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates Prosper Funding for the costs it incurs in servicing these Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The increase in servicing fees was due to the increase in Borrower Loans being serviced as a result of the increase in loan originations in the past year.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The decrease was due to a decrease in volume of such sales and rebates issued to certain whole loan purchasers in the second and third quarters of 2016, totaling $0.6 million and $3.1 million in the three and nine months ending September 30, 2016, respectively.
Other Revenue
Other revenue consists primarily of fees earned from assisting whole loan purchasers with securitizations of their holdings. The decrease is due to the fees earned by Prosper Funding from assisting whole loan purchasers with securitizations. Less securitization fees were earned in the nine months ended September 30, 2016 due to a smaller dollar amount of loans being securitized during the period.
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
The following table summarizes the fair value adjustments for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Borrower Loans	$(7,028)	$(6,496)	$(19,962)	$(16,465)
Loans held for sale	$(2)	$(25)	$(2)	$(121)
Notes	$6,983	$6,434	$19,838	$16,520
Total	$(47)	$(87)	$(126)	$(66)
Expenses
The following table summarizes Prosper Funding’s expenses for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$12,243	$18,236	(5,993)	(33)%
Servicing	1,374	675	699	104%
General and Administrative	342	358	(16)	(4)%
Total Expenses	$13,959	$19,269	(5,310)	(28)%
The following table summarizes Prosper Funding’s expenses for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$48,500	$41,615	6,885	17%
Servicing	4,139	2,946	1,193	40%
General and Administrative	1,082	903	179	20%
Total Expenses	$53,721	$45,464	8,257	18%
Administration Fee Expense - Related Party
Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI a Corporate Administration Fee, a fee for each Borrower Loan originated through the marketplace, a proportion of all servicing fees collected by or on behalf of Prosper Funding, and all nonsufficient funds fees collected by or on behalf of Prosper Funding. Effective July 1, 2016 the Administration Agreement was amended. The amendments included amending the Corporate Administration Fee to a fixed amount of $500,000 per month, increasing the Loan Platform Servicing Fee to $150 per Borrower Loan funded and reducing the Loan and Note Servicing Fee to 62.5% of all servicing fee collected by or on behalf of the Company. The decrease in fees for the three months ended September 30, 2016 was due to lower fees paid on the origination of borrower loans due to the decrease in origination volume. The increase for the nine months ended September 30, 2016 in the administration fee expense was primarily due to a higher corporate administration fee and higher servicing fees which increased fees owed to PMI by Prosper Funding.
Servicing
Servicing costs consists primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The increase was primarily due to an increase in depreciation costs and fraud losses.
General and Administrative

General and administrative costs consist primarily of bank service charges and professional fees. The increase for the nine months ended September 30, 2016 was primarily due to an increase in outsourced collection fees resulting from enhancements Prosper Funding made to its collection process on delinquent loans that it services.
Liquidity and Capital Resources
The following table summarizes Prosper Funding’s cash flow activities for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net Income	$2,600	$17,682
Net cash provided by operating activities	$7,845	$26,881
Net cash used in investing activities	(44,719)	(35,620)
Net cash provided by (used in) financing activities	36,124	(4,970)
Net decrease in cash and cash equivalents	(750)	(13,709)
Cash and cash equivalents at the beginning of the period	15,026	23,777
Cash and cash equivalents at the end of the period	$14,276	$10,068

The net decrease in Cash for the nine months ended September 30, 2016, primarily due to purchases of property and equipment of $5.4 million. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.
Income Taxes
Prosper Funding incurred no income tax expense for the three months ended September 30, 2016 and 2015. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of September 30, 2016, Prosper Funding has not engaged in any off-balance sheet financing activities.
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
Prosper had cash and cash equivalents of $31.9 million as of September 30, 2016, and $66.3 million as of December 31, 2015.  These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes.  Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.
Interest Rate Sensitivity
Prosper holds available for sale investments.  The fair value of Prosper’s available for sale investment portfolio was $42.8 million and $73.2 million as of September 30, 2016 and December 31, 2015, respectively.  These investments consisted of corporate debt securities, commercial paper, U.S. agency bonds, U.S. Treasury securities and short term bonds. To mitigate the risk of loss, Prosper’s investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, Prosper limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on Prosper’s available for sale investments and the market value of those investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.3 million in the fair value of Prosper’s available for sale investments as of September 30, 2016, and of approximately $0.6 million in the fair value of Prosper’s available for sale investments as of December 31, 2015. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $0.2 million in the fair value of Prosper’s available for sale investments as of September 30, 2016, and of approximately $0.6 million in the fair value of Prosper’s available for sale investments as of December 31, 2015. Any realized gains or losses resulting from such interest rate changes would only be recorded if Prosper sold the investments prior to maturity and the investments were not considered other-than-temporarily impaired.
Prosper Funding LLC
As a smaller reporting company, Prosper Funding is not required to provide the information required under this Item 3.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each of the Registrant’s Principal Executive Officer (PEO) and the Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of September 30, 2016. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Colchis Arbitration
PMI, PFL and Colchis Capital Management, L.P. (“Colchis”) entered into a Supplementary Agreement, dated June 1, 2013, and Addendum to the Supplementary Agreement, dated November 18, 2013 (together, the “Colchis Agreement”), pursuant to which PMI and PFL agreed to give Colchis certain incentives to encourage Colchis to invest in Borrower Loans and Notes through the platform. On April 21, 2015, Colchis filed a demand for arbitration to resolve interpretative questions relating to the Colchis Agreement, including, for example, whether certain rights given to Colchis extended beyond the term of the Colchis Agreement. On October 17, 2016, the arbitrator issued a final award in favor of Colchis.
On November 17, 2016, PMI, PFL and Colchis entered into a Settlement and Release Agreement, pursuant to which Colchis has agreed to terminate the Colchis Agreement and waive all rights conferred under such agreement in exchange for a $9 million cash payment by PMI and an agreement by PMI to issue a warrant to purchase shares of a new series of preferred stock representing 7% of PMI’s capitalization on a fully diluted basis as of the date of the issuance of the warrant (the “New Series”) for $.01 per share (the “Equity Payment”). PMI’s obligation to make the Equity Payment is subject to PMI obtaining the requisite stockholder approval.

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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

Date: November 17, 2016	/s/ Aaron Vermut
Aaron Vermut
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

Date: November 17, 2016	/s/ David Kimball
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

3.2	Amended and Restated Certificate of Incorporation of PMI, as further amended on May 31, 2016 (incorporated by reference to Exhibit 3.2 of PMI's and PFL's Form 10-Q, filed on August 15, 2016)

3.3	PFL Certificate of Formation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by PFL and PMI)

3.4	Bylaws of PMI, as amended by an Amendment No. 1 dated February 15, 2016 (incorporated by reference to Exhibit 3.2 of PMI's and PFL's Form 10-Q, filed on August 15, 2016)

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)

4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)

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

10.1	Form of PFL Borrower Registration Agreement

10.2	Form of PFL Investor Registration Agreement (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Form 10-Q filed on August 15, 2016)

10.3	Amendment No. 2 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Form 10-Q filed on August 15, 2016)

10.4	Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K filed on July 8, 2016)

10.5	Marketing Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K filed on July 8, 2016)

10.6	Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Current Report on Form 8-K filed on July 8, 2016)

10.7	Amendment No. 3 to Administration Agreement between Prosper Funding LLC and Prosper Marketplace, Inc., dated as of November 8, 2016 and made effective as of July 1, 2016

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document