Form 10-K
period 2016-12-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2017-03-20
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
Prosper Marketplace, Inc.	☐	☐	☒	☐
Prosper Funding LLC	☐	☐	☐	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Yes ☐ No ☒
Prosper Funding LLC meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

Registrant	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at June 30, 2016	Number of Shares of Common Stock of the Registrant Outstanding at March 3, 2017
Prosper Marketplace, Inc.	(a)	69,702,689 ($.01 par value)
Prosper Funding LLC	(a)(b)	None

(a)	Not applicable.

(b)	All voting and non-voting common equity is owned by Prosper Marketplace, Inc.
THIS COMBINED FORM 10-K IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, Prosper Capital Management LLC (“PCM”), a Delaware limited liability company, and Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, on a consolidated basis.  In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Finally, although historically we have referred to investors as “lender members,” we call them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.  All share and per share numbers presented in this Annual Report on Form 10-K have been adjusted to reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
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

•	the impact of future economic conditions on the performance of the Notes and the loss rates for the Notes;

•	our compliance with applicable local, state and federal law, including the Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;

•	our compliance with applicable regulations and regulatory developments or court decisions affecting our business;

•	potential efforts by state regulators or litigants to characterize PFL or PMI, rather than WebBank, as the lender of the loans originated through our marketplace;

•	the application of federal and state bankruptcy and insolvency laws to borrowers and to PFL and PMI;

•	the impact of borrower delinquencies, defaults and prepayments on the returns on the Notes;

•	the lack of a public trading market for the Notes and the lack of any trading platform on which investors can resell the Notes;

•	the federal income tax treatment of an investment in the Notes and the PMI Management Rights;

•
our ability to prevent security breaches, disruptions in service, and comparable events that could compromise the personal and confidential information held on our data systems, reduce the attractiveness of the platform or adversely impact our ability to service Borrower Loans; and

•	the other risks discussed under the “Risk Factors” section of this Annual Report on Form 10-K.
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
Overview
Prosper is a pioneer of online marketplace lending. Our goal is to enable borrowers to access credit at affordable rates and provide investors with attractive risk-adjusted rates of return. Our marketplace facilitated $2.2 billion in Borrower Loan originations during 2016 and $8.3 billion in Borrower Loan originations since it first launched in 2006.
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
We believe that we offer many consumers access to better pricing, on average, than the pricing that they would pay on outstanding credit card balances or unsecured installment loans from a traditional bank. We also believe that we offer faster decisions and loan originations, and greater transparency, resulting in a better customer experience than that provided by traditional consumer finance institutions.
To individual and institutional investors, we offer an asset class that we believe has attractive risk adjusted returns, transparency, and lower duration risk.
Our marketplace offers fixed rate, fully amortizing, unsecured consumer loans ranging from $2,000 to $35,000 with no prepayment penalty. Loan terms of three and five years are available, depending upon the rating assigned to the borrower at issuance and loan amount being sought. All Borrower Loans are originated and funded by WebBank, an FDIC-insured, state chartered industrial bank organized under the laws of Utah. After origination, WebBank sells the Borrower Loans to PFL, which either holds them or sells them to accredited institutional investors.
Investors invest in Borrower Loans through two channels – (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on PFL’s receipt of payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited institutional investors to purchase a Borrower Loan in its entirety directly from PFL. PFL continues to own the Borrower Loans originated through the Note Channel.  Prosper services all of the Borrower Loans made through the marketplace.
Company Background and History
PMI was incorporated in the state of Delaware on March 22, 2005.  PFL was formed as a limited liability company in the state of Delaware on February 17, 2012, and is a wholly-owned subsidiary of PMI.
PMI developed our marketplace and, until February 1, 2013, owned the proprietary technology that makes operation of our marketplace possible. On February 1, 2013, PMI transferred the marketplace to PFL. PFL has been organized and is operated in a manner that is intended (i) to minimize the likelihood that it will become subject to a voluntary or involuntary bankruptcy or similar proceeding, and (ii) to minimize the likelihood that, in the event of PMI’s bankruptcy, PFL would be substantively consolidated with PMI and thus have its assets subjected to claims of PMI’s creditors. We believe we have achieved this by imposing through PFL’s organizational documents and covenants in the Amended and Restated Indenture (as defined below in “Item 13. Certain Relationships and related Transactions, and Director Independence”) certain restrictions on PFL’s activities and certain formalities designed to reinforce PFL’s status as a distinct entity from PMI. In addition, under the Administration Agreement, dated February 1, 2013, between PMI and PFL (as amended to date, the “Administration Agreement”), PMI has agreed, in its dealings with PFL and with third parties, to observe certain “separateness covenants” related to its corporate formalities.

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
When a borrower requests a loan, we first evaluate whether the borrower meets the underwriting criteria required by WebBank.  The underwriting criteria apply to all loans originated through our marketplace and may not be changed without WebBank's consent. All borrowers who request a loan are subject to the following minimum eligibility criteria: (1) have at least a 640 credit score, (2) have fewer than five credit bureau inquiries (after excluding duplicate inquiries) within the last 6 months, (3) have an annual income greater than $0, (4) have a debt-to-income ratio below 50%, (5) have at least three open trades reported on their credit report, and (6) have not filed for bankruptcy within the last 12 months. Borrowers may have up to two loans through Prosper outstanding at one time, provided that (1) the first loan is current, (2) the aggregate outstanding principal balance of both loans does not exceed the then-current maximum allowable loan amount for loans (currently $35,000), and (3) the borrower complies with the prior-borrower constraints above. From time to time, we have, with WebBank’s consent, tested new products that include features which are outside the standard eligibility criteria discussed above. These products are available on a limited basis, exclusively through our Whole Loan Channel and did not have a material impact on our business or our financial statements during the fiscal year ended December 31, 2016.
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
Relationship with WebBank
WebBank is an FDIC-insured, Utah-chartered industrial bank that originates all Borrower Loans made through our marketplace. WebBank and PMI are parties to an agreement under which PMI manages the operations of our marketplace that relate to the submission of loan applications by borrowers and the making of related Borrower Loans by WebBank in exchange for a fee. WebBank makes each Borrower Loan with its own funds.  A joint WebBank-Prosper Credit Policy, which can be changed only with WebBank’s approval, constitutes the policy Prosper must follow in reviewing, approving and administering Borrower Loans made by WebBank through the marketplace. WebBank, PMI and PFL are parties to a Loan Sale Agreement, under which WebBank sells and assigns the promissory notes evidencing the Borrower Loans to PFL. As consideration for WebBank's agreement to sell and assign the promissory notes, PFL pays WebBank the purchase price of the promissory notes, as well as a monthly fee, which is partially tied to the terms and performance of the loans.  PMI receives payments from WebBank as compensation for the activities it undertakes on WebBank's behalf.
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
The Prosper Score predicts the probability of a Borrower Loan going “bad,” where “bad” is defined as going more than 60 days past due within twelve months of the application date. To create the Prosper Score, we have developed and refined a custom risk model using our historical data as well as a data archive from a consumer credit bureau. We built the model on our borrower population, and included as variables information provided directly by the borrowers as well as included in their credit reports, so that the model would incorporate behavior that is unique to that population. In addition to the Prosper Score, another major element used to determine the Prosper Rating for a loan listing is a credit score from a consumer reporting agency. We currently use TransUnion’s FICO08 score. We obtain a borrower’s credit score at the time the loan listing is created, unless we already have a credit score on file that is not more than thirty days old.
Sale of Notes and Borrower Loans
If an investor successfully bids on a loan listing, the principal amount of the loan will be set aside in the investor’s account and may not be used for other bids. In the event a listing does not result in a loan being originated, the funds are made available for bidding by the investor.
For loan listings allocated to the Note Channel, a bid on a listing is an investor’s commitment to purchase a Note from PFL.  PFL generally issues and sells a series of Notes for each Borrower Loan that is originated through the Note Channel. The Notes are sold to the investors who successfully bid on the corresponding loan listing in the principal amounts of their respective bids. Each series of Notes is dependent for payment on PFL’s receipt of payments on the corresponding Borrower Loan. PFL uses the proceeds of each series of Notes to purchase the corresponding Borrower Loan from WebBank on the second business day after WebBank has originated the Borrower Loan.
For listings allocated to the Whole Loan Channel, a bid on a listing is an investor’s commitment to purchase the Borrower Loan from PFL after origination by WebBank and sale to PFL. On the second business day after WebBank has originated the Borrower Loan, PFL purchases the Borrower Loan from WebBank and re-sells the Borrower Loan that same day to the corresponding investor. PFL records the investor as the owner of the Borrower Loan.
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
We will pay each investor that has purchased a Borrower Loan through the Whole Loan Channel principal and interest on the Borrower Loan purchased in an amount equal to the principal and interest payments, if any, that we receive, net of our servicing fee. We will also pay these investors any other amounts we receive on the Borrower Loans, including late fees and prepayments, subject to our servicing fee, provided that we will not pay these investors any non-sufficient funds fees we receive for failed borrower payments or any payment processing fees we may collect. In addition, the funds available for payment on the Borrower Loans will be reduced by the amount of any attorneys' fees or collection fees we, a third-party servicer or a collection agency imposes in connection with collection efforts related to the Borrower Loan.
If a Borrower Loan becomes past due, we may collect on it directly or refer it to a third-party collection agency.  Our in-house collections department and third-party collection agencies are compensated by keeping a portion of the payments they collect based on a predetermined schedule.
Acquisitions
On January 23, 2015, PMI acquired all of the outstanding limited liability company interests of American HealthCare Lending, LLC (“American HealthCare Lending”), a company that operated a patient financing platform, and merged American HealthCare Lending with and into PHL, with PHL surviving the merger.
On October 9, 2015, PMI acquired BillGuard, a privately held personal finance analytics company that developed consumer apps that help consumers manage their identity, finances and credit, pursuant to an Agreement and Plan of Merger, dated as of September 23, 2015, by and among PMI, BillGuard, Beach Merger Sub, Inc., a wholly owned subsidiary of PMI, and Shareholder Representative Services LLC, solely in its capacity as the Stockholders’ Representative.
Customers
A relatively small number of investors provide the funding commitments for a large percentage of all listings that result in Borrower Loans originated through our marketplace. Of all Borrower Loans originated in the year ended December 31, 2016, 20%, 16% and 9% were purchased by three different parties.
Industry Background and Trends
According to the Board of Governors of the Federal Reserve System, as of December 2016, the balance of outstanding consumer credit in the United States totaled $3.8 trillion. This amount included $996 billion of revolving consumer credit, which many consumers seek to refinance for a lower interest rate.
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
Competition
We compete for borrowers and investors against other financial products and companies. For borrowers, our competition includes banking institutions, credit unions, credit card issuers and other consumer finance companies. For investors, our competition includes other investment vehicles such as consumer lending funds and asset classes such as equities, bonds and commodities. Our competition for borrowers and investors also includes other online consumer lending companies, such as LendingClub Corporation, and other marketplace lending platforms. We may also face potential competition from new market entrants, or business expansion from established companies. These companies may have significantly greater financial, technical, marketing and other resources and may be able to devote greater resources to the development, promotion, sale and support of their offerings.
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and provide us with sustainable competitive advantages:

•
Leading Online Marketplace: Since inception, our marketplace has facilitated $8.3 billion in loan originations, of which $2.2 billion was for the year-ended December 31, 2016. As our business grows, our brand, reputation and scale strengthens. This allows us to attract top talent, speed up product innovation, attract market place participants and drive down our cost structure, all of which further benefit borrowers and investors.

•
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

•
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

•
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

•
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

•
Efficient and Attractive Financial Model: We have multiple revenue streams and an efficient cost model. We generate revenue from transaction fees from our marketplace’s role in matching borrowers with investors to enable loan originations, as well as from servicing fees related to Borrower Loans for which we retain the servicing rights. Additionally, our technology platform significantly reduces the need for physical infrastructure and therefore allows our business to grow with a lower cost operating model, providing us with significant operating leverage.

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
Technology
We have made substantial investment in our customer acquisition capability, customer experience, and credit underwriting, loan servicing and payment systems. Our marketplace utilizes proprietary software to process electronic cash movements, record book entries and calculate cash balances in users’ funding accounts. Electronic deposits and payments are mostly done via Automated Clearing House (“ACH”) transactions. The technology platform allows us to economically acquire and service Borrower Loans and Notes, and allows WebBank to efficiently originate and fund Borrower Loans. We believe the growth of our marketplace will give us the economies of scale to lower unit costs.
The system hardware for our marketplace is located in hosting facilities in Scottsdale, Arizona and Las Vegas, Nevada. We own all of the hardware deployed in support of our marketplace. We continuously monitor the performance and availability of our marketplace. The infrastructure is scalable and utilizes standard techniques such as load-balancing and redundancies.
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

Data integrity and security:  We are committed to protecting our users' information and we take the integrity and security of the data provided by them very seriously. To that end, we have established data protection policies which are implemented and enforced using the latest technologies. All sensitive information is transmitted on secure channels using SSL technology, with SSL certificates issued by VeriSign (Symantec) or DigiCert. We employ principles of least privilege and layered security to protect stored sensitive information. Information at rest is encrypted using the industry level encryption technologies with appropriate controls to access the data. We protect the network perimeter using the latest technologies including but not limited to firewall and anti-virus threat management techniques. We use strong multi-factor authentication to protect and monitor remote access. We back up all data securely and would expect to recover operations in a short period of time in the event of a disaster. Logging and monitoring of the systems and security controls enables us to ensure that the controls are functional and that alerts are triggered on security violations.
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
Employees and Contractors
As of December 31, 2016, we employed 355 full-time employees. The following table shows a breakdown by function:

Employees
Origination and Servicing	151
Sales and Marketing	28
General and Administrative - Research and Development	78
General and Administrative – Other	98
Total Headcount	355
None of our employees are represented by labor unions. We have not experienced any work stoppages, and we believe that our relations with our employees are good.

Government Regulation
Overview
The lending and securities industries are highly regulated. The marketplace, Notes and Borrower Loans are all subject to extensive and complex rules and regulations. We also are subject to licensing and examination by various federal, state and local government authorities. These authorities impose obligations and restrictions on our activities, WebBank’s activities and the Borrower Loans acquired and Notes issued through our marketplace. In particular, these rules may limit the fees that may be assessed on the Borrower Loans, require extensive disclosure to, and consents from, borrowers, prohibit discrimination and impose multiple qualification and licensing obligations on marketplace activities. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, voiding of loan contracts, indemnification liabilities to contract counterparties, class action lawsuits, administrative enforcement actions and civil and criminal liabilities. While compliance with such requirements is at times complicated by our novel business model, we believe we are in substantial compliance with these rules and regulations. These rules and regulations are subject to continuous change, however, and a material change could have an adverse effect on our compliance efforts and ability to operate.
State and Federal Laws and Regulations
State Licensing Requirements. In most states we believe that WebBank, as originator of all Borrower Loans originated through our marketplace, satisfies any relevant licensing requirements with respect to the origination of such Borrower Loans. In addition, as needed, we seek licenses and/or authorizations of various types so that we may conduct activities such as servicing and marketing in all states and the District of Columbia, with the exceptions of Iowa, Maine, North Dakota and West Virginia. We are subject to supervision and examination by the state regulatory authorities that administer these state lending laws. The licensing statutes vary from state to state and prescribe or impose different requirements on us, including: restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review.
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
In May 2015, the U.S. Court of Appeals for the Second Circuit issued a decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the NBA and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. On November 10, 2015, the defendant in the Madden case filed a petition for a writ of certiorari with the United States Supreme Court for further review of the Second Circuit’s decision. On June 27, 2016, the United States Supreme Court denied the petition and refused to review the case, leaving the decision of the Second Circuit intact and binding on federal courts in Connecticut, New York and Vermont. If applied to any of the Borrower Loans originated through our marketplace, the Second Circuit’s decision could adversely impact our business.
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
Fair Credit Reporting Act. The federal Fair Credit Reporting Act (“FCRA”) promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report, and requires persons to report loan payment information to credit bureaus accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report. WebBank and we have a permissible purpose for obtaining credit reports on potential borrowers and WebBank and we also obtain explicit consent from borrowers to obtain such reports. As the servicer for the Borrower Loan, we have systems in place to report Borrower Loan payment and delinquency information to appropriate reporting agencies. We provide an adverse action notice to a rejected borrower on WebBank’s behalf at the time the borrower is rejected that includes all the required disclosures. We have also implemented an identity theft prevention program as required by law.
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
Servicemembers Civil Relief Act. The federal Servicemembers Civil Relief Act (“SCRA”) allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA, as well as certain state laws with similar protections for military members, require us to adjust the interest rate of borrowers who qualify for and request relief. If a borrower with an outstanding Borrower Loan qualifies for protection under the SCRA or similar state laws, we will reduce the interest rate on the Borrower Loan to 6% for the duration of the borrower’s active duty. During this period, the investors who have invested in such Borrower Loan will not receive the difference between 6% and the Borrower Loan’s original interest rate. For a borrower to obtain an interest rate reduction on a Borrower Loan due to military service, we require the borrower to send us a written request and a copy of the borrower’s mobilization orders. We do not take military service into account in assigning Prosper Ratings to borrower loan requests and we do not disclose the military status of borrowers to investors.
Military Lending Act. The federal Military Lending Act (“MLA”) provides specific protections for active duty service members and their dependents (or covered borrowers) in consumer credit transactions. Although originally enacted in 2006, the MLA applies to persons engaged in the business of extending consumer credit subject to the disclosure requirements of the TILA and Regulation Z with respect to loans made on or after October 3, 2016. The MLA prohibits creditors from imposing a Military Annual Percentage Rate (“MAPR”) greater than 36% in any consumer credit transaction involving a covered borrower. It also requires certain oral and written disclosures to be provided to covered borrowers. Additionally, the MLA prohibits creditors from requiring covered borrowers to waive rights to legal recourse, submit to arbitration, or pay a prepayment penalty or fee. Both Prosper and WebBank have ensured that the loan program complies with the MLA requirements for covered borrowers, including but not limited to the restriction on MAPR, the delivery of required disclosures and the prohibition of mandatory arbitration and waiver of legal recourse.
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
Privacy and Data Security Laws. The federal Gramm-Leach-Bliley Act (“GLBA”) limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. Additional state and federal privacy and data security laws require safeguards to protect the privacy and security of consumers’ personally identifiable information, require notification to affected customers in the event of a breach, and restrict certain sharing of nonpublic personal information about a consumer with affiliated entities. We have a detailed privacy policy, which complies with GLBA and is accessible from our website. We maintain participants’ personal information securely, and we do not sell, rent or share such information with nonaffiliated third parties for marketing purposes unless previously agreed to by the participant or otherwise permitted by applicable law. In addition, we take a number of measures to safeguard the personal information of our borrowers and investors and to protect it against unauthorized access.
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
Investors should be aware that all listings are posted to our marketplace without our verifying self-reported information such as the purpose of the loan, income, occupation and employment status. Neither we nor WebBank verifies any statements by applicants as to how loan proceeds are to be used nor do we or WebBank confirm after loan funding how loan proceeds were used.  In the cases in which we select applicants for income and employment verification, the verification is generally completed after the loan listing has been created but prior to the time the Borrower Loan is originated. For the period from July 14, 2009 to December 31, 2016, we verified employment and/or income on approximately 61% of the Borrower Loans originated through our marketplace on a unit basis (389,386 out of 634,147) and approximately 74% of originations on a dollar basis ($6,037,215 out of $8,149,236). We selected these listings based on a combination of factors, including amount of loan requested, Prosper Rating, debt-to-income ratio and stated income. The number or percentage of applicants whose income and employment information is verified in relation to future listings may differ from the historical information supplied above. No assurance is made that such information will be verified with respect to any particular applicant or borrower.  Further, Note holders will not have any contractual or other relationship with any borrowers that would enable them to make any claim against such borrowers for fraud or breach of any representation or warranty in relation to any false, incomplete or misleading information supplied by such borrowers in relation to the relevant Borrower Loan or Note.
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
Investors who use the Quick Invest or Auto Invest tools may face additional risk of funding Borrower Loans that have been erroneously selected by the tool.
Since it was first implemented in July 2011 through December 31, 2016, the Quick Invest tool has experienced programming errors that affected 8,630 Notes and PMI Notes out of the 8,905,428 Notes and PMI Notes purchased. The Auto Invest tool was first implemented on June 2, 2016. Since such time through December 31, 2016, the Auto Invest tool has experienced programming errors that affected 2 Notes out of the 515,168 Notes purchased.
In the event of any errors in Quick Invest or Auto Invest that cause an investor to purchase a Note from PFL that such investor would not otherwise have purchased or that differs materially from the Note such investor would have purchased had there been no error, PFL will either repurchase the Note, indemnify the investor against losses suffered on that Note or cure such error. See "Risk Factors - Risks Related to PFL and PMI, Our Marketplace and Our Ability to Service the Notes" for more information.
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
Federal law provides borrowers on active military service with rights that may delay or impair our ability to collect on a Borrower Loan corresponding to an investor’s Note. The Servicemembers Civil Relief Act (“SCRA”) and other similar state laws require that the interest rate on preexisting debts, such as Borrower Loans, be set at no more than 6% while the qualified service member or reservist is on active duty. A holder of a Note that is dependent on such a Borrower Loan for payment will not receive the difference between 6% and the original stated interest rate for the Borrower Loan during any such period. The SCRA also permits courts to stay proceedings and the execution of judgments against service members and reservists on active duty, which may delay recovery on any Borrower Loans in default, and, accordingly, payments to investors on the corresponding Notes.
Beginning October 3, 2016, the Military Lending Act (“MLA”) prohibits requiring covered borrowers, which include active military servicemembers and their dependents, to waive the right to legal recourse or to submit to arbitration. This may present a greater risk of litigation costs related to covered borrowers.
If there are any amounts under such a Borrower Loan still due and owing to PFL after the final maturity of the investors’ corresponding Notes, PFL will have no further obligation to make payments to the investors on such Notes, even if it receives payments on the Borrower Loan after the final maturity of such Notes. We do not take military service into account in assigning a Prosper Rating to loan listings. In addition, as part of the borrower registration process, we do not request borrowers to confirm if they are qualified service members or reservists within the meaning of the SCRA or the MLA. See “Item 1. Government Regulation” for more information.
As of December 31, 2016, seventy-six Borrower Loans, with a total outstanding balance of $668 thousand are subject to the SCRA.

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
PFL is only obligated to repurchase Notes or indemnify holders of Notes in limited circumstances. These circumstances include if (i) a material payment default under the corresponding Borrower Loan occurs as a result of verifiable identify theft; (ii) we include a Prosper Rating in a listing that is different from the Prosper Rating we calculated, or we calculate the Prosper Rating incorrectly; or (iii) if any errors in Quick Invest or Auto Invest cause an investor to purchase a Note from PFL that such investor would not otherwise have purchased or that differs materially from the Note, in which cases PFL also has the option to cure such error.  PFL is not required to repurchase Notes or indemnify holders of Notes, however, if the Note holder’s investment is not realized in whole or in part due to fraud other than identity theft, or due to other false or inaccurate statements or omissions of fact in a loan listing, whether in credit data, borrower representations or similar indicia of borrower intent and ability to repay the loan. Further, PFL is under no obligation to repurchase a Note or indemnify any holder of Notes if a correctly-determined Prosper Rating fails to accurately predict the actual losses on a Borrower Loan.
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
The Notes will not be listed on any securities exchange and can be held only by PFL’s investors. Further, no trading platform for the transfer of Notes exists and there can be no assurance a trading platform for the transfer of Notes will develop in the future. Therefore, investors should be prepared to hold the Notes they purchase until maturity.
The Notes and PMI Management Rights will not be listed on any securities exchange and all Notes and PMI Management Rights must be held by PFL's investors. Further, in connection with Prosper’s termination of its relationship with FOLIOfn Investments, Inc. on October 31, 2016, as of 5:30 p.m. (PST) on October 27, 2016, a trading platform for the transfer of Notes and PMI Management Rights no longer exists. While we may, in our sole discretion, permit the establishment of another platform on which a secondary market may be made with respect to the Notes, there can be no assurance a trading platform for the Notes and PMI Management Rights will develop in the future. Therefore, note purchasers must be prepared to hold their Notes and PMI Management Rights to maturity.
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
During the year ended December 31, 2016, we purchased $2,417,000 in Notes for investment.
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
In addition, it is unlikely that the back-up servicer would be able to perform functions other than servicing the outstanding Borrower Loans and Notes, such as facilitating the creation of new Borrower Loans through our marketplace, or managing PFL’s marketing efforts. PFL believes that it could find one or more other parties who could perform these and any other functions necessary to fully operate our marketplace in the absence of PMI. However, this process, and any related onboarding of such party or parties, may take some time.
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
A relatively small number of investors provide the funding commitments for a large percentage of all Borrower Loans originated through our marketplace.
A relatively small number of investors provide the funding commitments for a large percentage of all Borrower Loans originated through our marketplace.  If these investors cease or significantly decrease their investment in Borrower Loans through our marketplace and PFL is unable to attract sufficient investor purchase commitments from new and existing investors, then our business and results of operations may be adversely affected.
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
PMI has incurred operating losses since its inception and it may continue to incur net losses in the future. For the twelve months ended December 31, 2016 and 2015, PMI had cash outflows from operations of $62.7 million and in flows from operations of $5.4 million, respectively. Additionally, from its inception through December 31, 2016, PMI had an accumulated deficit of $265.6 million.
PMI has financed its operations to date primarily with proceeds from the sale of equity securities. At December 31, 2016, Prosper had approximately $22.3 million unrestricted cash and cash equivalents and $32.8 million available for sale investments at fair value. PMI is dependent upon raising additional capital or debt financing to fund its current operating plan. PMI’s failure to obtain sufficient debt and equity financing and, ultimately, to achieve profitable operations and positive cash flow from operations could adversely affect its ability to perform its obligations under the Administration Agreement and, in such event, PFL’s ability to continue to make payments on the Notes could be materially impaired.
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
PMI completed its first two acquisitions in 2015, and in the future PMI may continue to enter into acquisitions that may be difficult to integrate, fail to achieve their strategic objectives, disrupt our business or divert management attention.
PMI completed its first two acquisitions in 2015, and in the future PMI may continue to enter into acquisitions of businesses, technologies and products that it intends to complement its existing business, solutions, services and technologies. PMI cannot provide assurance that the acquisitions it has made or will make in the future will provide it with the benefits or achieve the results anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including: difficulties assimilating and retaining the management and other personnel, culture and operations of the acquired businesses; potential disruption of ongoing business and distraction of management; difficulties in maintaining acceptable standards, controls, procedures and policies, including integrating financial reporting and operating systems, particularly with respect to foreign and/or public subsidiaries; potential loss of existing or acquired strategic operating partners, users and customers following an acquisition; difficulties in integrating acquired technologies and products into our solutions and services; and unexpected costs and expenses resulting from the acquisition, and potential unknown liabilities associated with acquired businesses.
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
RISKS RELATING TO COMPLIANCE AND REGULATION
Our marketplace represents a novel program that must comply with regulatory regimes applicable to consumer credit transactions as well as with regulatory regimes applicable to securities transactions. The novelty of our marketplace means compliance with various aspects of such laws is untested. Certain state laws generally regulate interest rates and other charges and require certain disclosures, and also require licensing for certain activities. In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of Borrower Loans in our marketplace. Our marketplace may also be subject to other laws, such as:

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

•	the federal Fair Credit Reporting Act, which regulates the use, reporting and disclosure of information related to each applicant’s credit history;

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

•
Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service;

•
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

•	the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;

•
the federal Servicemembers Civil Relief Act, which allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties;

•	the federal Military Lending Act, which provides specific protections for active duty service members and their dependents (or covered borrowers) in consumer credit transactions;

•
the federal Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts;

•
the federal Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures; and

•	the federal Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures.
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
If our marketplace was found to violate a state's usury laws, we may have to alter our business model and our business could be harmed.
The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are based upon the ability under federal law of the issuing bank that originates the loan to export the interest rates of the state where it is located. WebBank, the bank that issues loans through our marketplace, exports the interest rates of Utah, which allows parties to generally agree by contract to any interest rate. The interest rates offered by WebBank through our marketplace for Borrower Loans as of December 31, 2016 range from 5.32% to 33.04%, which equate to interest rates for Note investors that range from 4.32% to 32.04%. Some states where borrowers are located, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our marketplace. If a borrower were to successfully bring claims against us for state usury law violations, and the rate on that borrower's loan was greater than that allowed under applicable state law, we could be subject to fines and penalties. Further, if the current structure under which WebBank makes loans through our marketplace were successfully challenged, we may have to substantially modify our business operations and may be required to maintain state-specific licenses and only provide a limited range of interest rates for Borrower Loans, all of which may substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results.
In addition, it is possible that state usury laws may impose liability that could affect an assignee's (i.e., PFL's and/or an investor who purchases Borrower Loans from PFL) ability to continue to charge to borrowers the interest rates that they agreed to pay at origination of their Borrower Loans. In particular, one recent judicial decision by the Court of Appeals for the Second Circuit, Madden v. Midland Funding, LLC (786 F.3d 246 (2d Cir. 2015)), concluded that the debt buyer of a charged off credit card account could not rely on the National Bank Act's preemption of state interest rate limits for interest at rates imposed by the debt buyer after chargeoff.  The decision has created some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and the decision may create an increased risk of litigation by plaintiffs challenging our ability to collect interest in accordance with the terms of Borrower Loans. Although the Madden decision specifically addressed preemption under the National Bank Act, such decision could support future challenges to federal preemption for other institutions, including an FDIC-insured, state chartered industrial bank like WebBank.
On November 10, 2015, the defendant in the Madden case filed a petition for a writ of certiorari with the United States Supreme Court for further review of the Second Circuit’s decision. On June 27, 2016, the United States Supreme Court denied the petition and refused to review the case, leaving the decision of the Second Circuit intact and binding on federal courts in Connecticut, New York and Vermont. Although there can be no assurances as to the outcome of any potential litigation, or the possible impact of the litigation on our marketplace, we believe the Madden case addressed facts that are not presented by our marketplace lending platform and thus would not apply to Borrower Loans. Nevertheless, we and our counsel are monitoring the matter closely and, as developments warrant, we, of course, will consider any necessary changes to our marketplace required to avoid the impact of this case on our business model. Because of investor demand, the maximum APR~~s~~ offered through our marketplace may be lower in some states than others.
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
Borrower Loan requests take the form of an application to WebBank submitted through our marketplace. WebBank currently makes all loans to borrowers through our marketplace, which allows our marketplace to be available to borrowers on a uniform basis throughout the United States. If our relationships with WebBank were to end or if WebBank were to cease operations, one or both of PMI and PFL may need to rely on individual state lending licenses to originate Borrower Loans. Because neither of us currently possesses all required licenses to lend in every state, we might be forced to limit the rates of interest charged on Borrower Loans in some states and we might not be able to originate loans in some states altogether. We also may face increased costs and compliance burdens if the agreements with WebBank are terminated.
Several lawsuits have sought to recharacterize certain loan marketers and other originators as lenders. If litigation or a regulatory enforcement action on similar theories were successful against one or both of PMI and PFL, Borrower Loans originated through our marketplace could be subject to state consumer protection laws and licensing requirements in a greater number of states.
Several lawsuits in the lending industry primarily involving high-interest “payday loan” marketers have brought under scrutiny the association between those firms and out-of-state banks. These lawsuits assert the loan marketers use out-of-state lenders in order to evade the consumer protection laws imposed by the states where they do business. Such litigation has sought to re-characterize the loan marketer as the lender for purposes of state consumer protection law and usury restrictions. Similar civil actions have been brought in the context of gift cards and retail purchase finance. Although we believe that our activities are generally distinguishable from the activities involved in these cases, a court or regulatory authority could disagree.
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
PMI's administration of Quick Invest under its previous offering and PFL’s administration of Quick Invest and Auto Invest under its current offering, could create additional liability for PFL and such liability could be material.
Quick Invest is a loan search tool that allows investors to identify Notes that meet their investment criteria. An investor using Quick Invest is asked to indicate (i) the Prosper Rating or Ratings he or she wishes to use as search criteria, (ii) the total amount he or she wishes to invest, and (iii) the amount he or she wishes to invest per Note. Quick Invest then compiles a basket of Notes for his or her consideration that meet his or her search criteria. If the investor's search criteria include multiple Prosper Ratings, Quick Invest divides his or her basket into equal portions, one portion representing each Prosper Rating selected. The Auto Quick Invest feature allows investors (i) to have Quick Invest searches run on their designated criteria automatically each time new listings are posted to our marketplace, and (ii) to place bids on any Notes identified by each such search.
Auto Invest is an automated loan search tool that makes it easier for investors to build their desired portfolio of Notes by automatically investing any available funds in an investor’s account in Notes that match the investor’s specified investment criteria and allocation targets. An investor using Auto Invest is asked to select (i) a loan allocation target, or a target mix of loans based on Prosper Ratings, and (ii) the amount he or she wishes to invest per Note. The investor has the option of selecting a target from Prosper’s series of preset loan allocations based on the recent historical loan inventory on the marketplace, any of which may be customized by changing the individual allocation targets for each Prosper Rating, or he or she can create a custom loan allocation target across Prosper Ratings based on his or her specific risk tolerance. If he or she wishes, the investor can further customize his or her investment criteria by applying additional filters, such as loan term and employment status. The investor can also set aside a percentage of his or her portfolio as a cash reserve that will not be invested by Auto Invest. Investors may update their target allocations, cash reserve and other investment criteria, and pause and restart Auto Invest, at any time. Once the investor turns on Auto Invest, the tool may immediately begin placing orders for Notes in accordance with the investor’s current and target allocations and other criteria. The mix of Notes in any particular order may not match the investor’s individual loan allocation targets, but over time Auto Invest will place orders so that the aggregate holdings in the investor’s portfolio will approximate, to the extent possible, the allocation specified in his or her investment criteria.
Since the Notes purchased through Auto Invest and Quick Invest are the same as Notes purchased manually, they present the same risks of non-payment as all Notes that may be purchased through our marketplace. For example, there is a risk that a Borrower Loan identified through Auto Invest or Quick Invest may become delinquent or default, and the estimated return and estimated loss for that loan individually, or the estimated loss or return for the allocation target or the order or basket of Notes selected by Auto Invest or Quick Invest as a whole, may not accurately reflect the actual return or loss on such loan. If this were to occur, an investor who purchases a Note from PFL through Auto Invest or Quick Invest could pursue a claim against PFL in connection with its representations regarding the performance of the Borrower Loans bid upon through Auto Invest or Quick Invest, respectively. An investor could pursue such a claim under various antifraud theories under federal and state securities law.
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
Our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, is located in San Francisco, California, where we lease approximately 77,000 square feet of office space under leases that will expire February 28, 2023. We also have entered into leases for approximately 99,000 square feet of office space located in Arizona, Utah and Delaware. We believe that our facilities are adequate to meet our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings
Neither PMI nor PFL is currently subject to any material legal proceedings.
PFL and PMI (collectively, "Prosper") and Colchis Capital Management, L.P. (“Colchis”) entered into a Supplementary Agreement, dated June 1, 2013, and Addendum to the Supplementary Agreement, dated November 18, 2013 (together, the “Colchis Agreement”), pursuant to which Prosper agreed to give Colchis certain incentives to encourage Colchis to invest in Borrower Loans and Notes through the platform. On April 21, 2015, Colchis filed a demand for arbitration to resolve interpretative questions relating to the Colchis Agreement, including, for example, whether certain rights given to Colchis extended beyond the term of the Colchis Agreement. On October 17, 2016, the arbitrator issued a final award in favor of Colchis. On November 17, 2016, Prosper and Colchis entered into a Settlement and Release Agreement, pursuant to which Colchis agreed to terminate the Colchis Agreement and waive all rights conferred under such agreement in exchange for a $9 million cash payment by Prosper and the issuance of a warrant to purchase shares of Series E-1 Preferred Stock representing 7% of Prosper’s capitalization on a fully diluted basis as of the date of the issuance of the warrant for $0.01 per share.
On April 21, 2009, PMI and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between PMI and the states in which PMI, under its initial platform structure, offered promissory notes for sale directly to investor members prior to November 2008. The consent order involves payment by PMI of up to an aggregate of $1 million in penalties, which have been allocated among the states based on PMI’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of PMI’s promissory note sale activities prior to November 2008. Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order; however, no state is obliged to do so, and there is no deadline by which a state must make its decision. PMI is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against PMI, subject to any applicable statute of limitations. As of December 31, 2016, PMI has entered into consent orders with 34 states and the District of the Columbia and has paid an aggregate of $0.78 million in penalties in connection therewith.
On November 26, 2008, plaintiffs filed a class action lawsuit against PMI and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California (the “Superior Court”). The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that PMI offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. The lawsuit sought rescission damages against PMI and the other named defendants, as well as treble damages against PMI and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest. On July 19, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation pending before the Superior Court, entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Settlement”) setting forth an agreement to settle all claims related thereto. In connection with the Settlement, PMI agreed to pay the plaintiffs an aggregate amount of $10 million, payable in four lump sum payments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. On April 16, 2014, the Superior Court granted final approval of the Settlement.  Subject to satisfaction of the conditions set forth in the Settlement, the defendants will be released by the plaintiffs from all claims concerning or arising out of the offering of promissory notes on the platform from January 1, 2006 through October 14, 2008.  The reserve for the class action settlement liability is $3.0 million on PMI’s consolidated balance sheet as of December 31, 2016.

Item 4.	Mine Safety Disclosures
Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information; Holders of Record
There is no established public trading market for PMI's or PFL's common equity. As of December 31, 2016, there were approximately 312 holders of record of PMI’s common stock. As of December 31, 2016, PMI owns 100 % of PFL's membership interests.
Dividend Policy
PMI has not paid cash dividends since inception, and does not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 in Part III of this Annual Report for information about securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities
In December 2016, PMI issued a warrant to purchase 20,267,135 shares of PMI's Series E-1 convertible preferred stock. Please see PMI's Form 8-K filed on December 22, 2016 for details regarding the sale.
During the year ended December 31, 2016, PMI issued 52,566 shares of common stock upon the exercise of warrants for an aggregate exercise price per share of $0.38. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.
New Securities Resulting from the Modification of Outstanding Securities
On February 16, 2016, PMI amended and restated its certificate of incorporation to, among other things, effect a 5-for-1 forward stock split.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet by Purchased Under the Plans or Programs
October 1 to October 31	—	$—	—	$—
November 1 to November 31	—	—	—	—
December 1 to December 31	385,230	0.02	—	—
Total	385,230	$0.02	—	$—
The above share and per share amounts reflect the 5-for-1 forward stock split that PMI effected on February 16, 2016.

Item 6.	Selected Financial Data
Prosper Marketplace, Inc.
The following selected historical consolidated financial data of Prosper Marketplace Inc. should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the related notes under Item 15 “Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements appearing under Item 15 “Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2013 the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from audited consolidated financial statements not included in this report. The consolidated statement of operations data for the year ended December 31, 2012 the consolidated balance sheet data as of December 31, 2012 are derived from unaudited consolidated financial statements not included in this Report. Our historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollar amounts in thousands, except per share information)
Revenues
Operating Revenues
Transaction Fees, Net	$95,130	$161,708	$68,229	$15,330	$6,272
Servicing Fees, Net	28,903	17,238	4,552	259	—
Gain (Loss) on Sale of Borrower Loans	3,637	14,151	3,227	(193)	—
Other Revenues	5,245	7,687	1,828	1,130	385
Total Operating Revenues	132,915	200,784	77,836	16,526	6,657
Interest Income
Interest Income on Borrower Loans	44,649	41,606	42,087	34,995	24,068
Interest Expense on Notes	(41,187)	(38,174)	(38,734)	(33,321)	(23,027)
Net Interest Income	3,462	3,432	3,353	1,674	1,041
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(372)	59	128	181	(32)
Total Net Revenues	136,005	204,275	81,317	18,381	7,666
Expenses
Origination and Servicing	33,944	31,139	14,098	6,384	3,568
Sales and Marketing	70,146	112,284	41,971	16,731	6,842
General and Administrative	102,735	86,480	27,917	22,273	13,310
Restructuring Charges	17,027	—	—	—	—
Other Expenses, Net	30,348	—	—	—	—
Total Expenses	254,200	229,903	83,986	45,388	23,720
Net Loss Before Taxes	(118,195)	(25,628)	(2,669)	(27,007)	(16,054)
Income Tax Expense	546	340	—
Net Loss	(118,741)	(25,968)	(2,669)	(27,007)	(16,054)
Excess Return to Preferred Shareholders on Repurchase	—	—	(14,892)	—
Net Loss Applicable to Common Shareholders	$(118,741)	$(25,968)	$(17,561)	$(27,007)	$(16,054)
Net Loss Per Share – Basic and Diluted	$(1.85)	$(0.47)	$(0.39)	$(0.82)	$(1.10)
Weighted-Average Shares - Basic and Diluted	64,196,537	55,547,408	44,484,005	32,984,135	14,628,055

Stock-based compensation included in the consolidated statements of operations data above was as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012

Origination and Servicing	$2,004	$1,231	$104	$16	$54
Sales and Marketing	2,914	2,561	767	24	17
General and Administrative	14,824	9,219	1,150	182	282
Restructuring	45	—	—	—	—
Total stock based compensation	$19,742	$13,011	$2,021	$222	$353

	As of December 31,
	2016	2015	2014	2013	2012

Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,337	$66,295	$50,557	$18,339	$3,300
Restricted cash	163,907	151,223	81,300	49,824	22,552
Available for sale investments, at fair value	32,769	73,187	—	—
Borrower loans, at fair value	315,627	297,273	273,243	233,105	163,861
Total assets	623,846	685,624	440,158	310,259	191,663
Notes at fair value	316,236	297,405	273,783	234,218	164,840
Total liabilities	512,781	477,056	364,387	285,929	185,651
Total convertible preferred stock and stockholders' deficit	111,065	208,568	75,771	24,330	6,012

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
During the year ended December 31, 2016, our marketplace facilitated $2.2 billion in Borrower Loan originations, of which $2.0 billion were originated through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. During the quarter ended December 31, 2016, our marketplace facilitated $0.5 billion in Borrower Loan originations, of which $0.4 billion were originated through our Whole Loan Channel, representing 88% of the total Borrower Loans originated through our marketplace during this period. From inception through December 31, 2016, our marketplace has facilitated $8.3 billion in Borrower Loan originations, of which $7.1 billion were originated through our Whole Loan Channel, representing 85% of the total Borrower Loans originated through our marketplace during this period.
As a credit marketplace, we believe our customers are highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. These external economic conditions and resulting trends or uncertainties could adversely impact our customers’ ability or desire to participate on our marketplace as borrowers or investors, and consequently could negatively affect our business and results of operations.
As discussed below, we saw reduced demand from investors who purchase Borrower Loans through the Whole Loan Channel during much of 2016. As a result, we experienced a decline in transaction fee revenue during 2016. Prosper expects a decrease in transaction fee revenue in the first quarter of 2017 from the first quarter of 2016. Transaction fee revenue reached its lowest point for the year in July 2016, with transaction fee revenue increasing month over month in August and September 2016 and in the fourth quarter of 2016. We expect transaction fee revenue to increase in the first quarter of 2017 from the fourth quarter of 2016, and for the year ended December 31, 2017 over the year ended December 31, 2016. We incurred certain atypical expenses during 2016 which resulted in a significant increase in our expenses for the year. As described in Note 15 to our consolidated financial statements, Prosper began a restructuring of its operations during the second quarter of 2016, which resulted in increased expenses during the year ended December 31, 2016 from the year ended December 31, 2015. Additionally, in the fourth quarter of 2016, Prosper negotiated a termination of a contract with Colchis Capital Management, L.P., which resulted in an expense of $30.7 million.
Results of Operations
Overview
The following table summarizes our net loss for the years ended December 31, 2016, 2015 and 2014 (dollar amounts in thousands):

	Year Ended December 31,
	2016	2015	% Change	2015	2014	% Change
Total Revenue	$136,005	$204,275	(33)%	$204,275	$81,317	151%
Total Expenses	254,200	229,903	11%	229,903	83,986	174%
Net Loss Before Taxes	(118,195)	(25,628)	361%	(25,628)	(2,669)	860%
Income Tax Expense	546	340	61%	340	—	100%
Net Loss	$(118,741)	$(25,968)	357%	$(25,968)	(2,669)	873%
Total revenues for the year ended December 31, 2016 decreased approximately $68.3 million, a 33% decrease from the year ended December 31, 2015, primarily due to reduced loan volume, which decreased 42%. Total expenses for the year ended December 31, 2016 increased $24.3 million, a 11% increase from the year ended December 31, 2015, primarily due to restructuring charges of $17.0 million and a $30.7 million expense resulting from the termination of a contract with Colchis Capital Management, L.P. These expenses were partially offset by cost reductions made in the second half of 2016. Net loss for the year ended December 31, 2016 increased $92.8 million, a 357% increase from the year ended December 31, 2015, primarily due to the lower revenues and increased expenses experienced in 2016.
Total revenues for the year ended December 31, 2015 increased approximately $123 million, a 151% increase from the year ended December 31, 2014, primarily due to higher loan volume in 2015, which increased 133% from 2014. Total expenses for the year ended December 31, 2015 increased $146 million, a 174% increase from the year ended December 31, 2014. This increase was primarily due to higher variable marketing expenses and business development expenses which increased by approximately $32 million and $25 million, respectively, from the year ended December 31, 2014 and were spent to generate the increased revenues experienced in 2015. The increased expenses for 2015 also resulted from higher compensation costs as we added more staff to support our business growth, additional facilities-related expenses incurred in connection with our move into our new headquarters and expansion into Phoenix and Utah, and higher marketing and origination expenses required to support our increased origination volume. We also incurred $6.2 million in additional compensation costs as a result of purchasing common stock from certain employees at a price above the fair market value of such common stock. Net loss for the year ended December 31, 2015 increased $23.3 million, an 873% increase from the year ended December 31, 2014, primarily due to the increased expenses discussed above.
Origination Volume
From inception through December 31, 2016, a total of 661,686 Borrower Loans, totaling $8.3 billion, were originated through our marketplace.
During the fourth quarter of 2016, 33,008 Borrower Loans totaling $452.4 million were originated through the marketplace, compared to 86,767 Borrower Loans totaling $1.1 billion during the fourth quarter of 2015. This represented a “unit” or loan, decrease of 62% and a dollar decrease of 60%. As compared to the origination volume for the third quarter of 2016, where 22,963 Borrower Loans were originated through the marketplace, which represented a "unit" or loan increase of 44% and a dollar increase of 45% over the fourth quarter of 2016. During the year ended December 31, 2016, 161,297 Borrower Loans totaling $2.2 billion were originated through our marketplace as compared to 275,789 Borrower Loans totaling $3.7 billion originated during the year ended December 31, 2015 which represented a unit decrease of 42% and a dollar decrease of 41%.
The decrease in originations we experienced during the year ended December 31, 2016 were primarily driven by a number of our largest investors pausing or significantly reducing their purchases of Borrower Loans beginning in the second quarter of the year. We believe these investors have paused or reduced their investment activity because of an increase in their cost of capital; negative actions and publicity at competitors; and our limited use of investor rebates, which have become more prevalent in the industry.
Prosper is taking a number of actions aimed at increasing the amount of capital committed to make purchases through its marketplace. On February 27, 2017, Prosper signed an agreement with a consortium of investors for the purchase of up to $5.0 billion of loans over two years (for more details please see note 23 to our consolidated financial statements). There is no assurance that these actions will result in significant additional long term capital available in the marketplace.
The origination increases experienced during the year ended December 31, 2015, were the result of strong demand from whole loan investors to purchase whole loans and our ability to successfully attract more borrowers to the platform through our increased marketing activities.
Results of Operations
Revenues
The following table summarizes our revenue for the years ended December 31, 2016, 2015 and 2014 (dollar amounts in thousands):

	Year Ended December 31,
	2016	2015	% Change	2015	2014	% Change
Operating Revenues
Transaction Fees, Net	$95,130	$161,708	(41)%	$161,708	68,229	137%
Servicing Fees, Net	28,903	17,238	68%	17,238	4,552	279%
Gain on Sale of Borrower Loans	3,637	14,151	(74)%	14,151	3,227	339%
Other Revenues	5,245	7,687	(32)%	7,687	1,828	321%
Total Operating Revenues	132,915	200,784	(34)%	200,784	77,836	158%
Interest Income
Interest Income on Borrower Loans	44,649	41,606	7%	41,606	42,087	(1)%
Interest Expense on Notes	(41,187)	(38,174)	8%	(38,174)	(38,734)	(1)%
Net Interest Income	3,462	3,432	1%	3,432	3,353	2%
Change in Fair Value of Borrower Loans, Loans Held for Investment and Notes, Net	(372)	59	(731)%	59	128	(54)%
Total Revenues	136,005	204,275	(33)%	204,275	81,317	151%
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
Transaction fees decreased by 41% for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to lower origination volume through our marketplace, as described above. The average transaction fee for the year ended December 31, 2016 was 4.35%, a slight increase from 4.34% for the year ended December 31, 2015.
Transaction fees increased by 137% for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to higher origination volume through our marketplace during the year ended December 31, 2015.
Servicing Fees
We earn a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates us for the costs we incur in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. The servicing fee is generally set at 1% to 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The increase in servicing fees for 2016 and 2015 was due to the increase in Borrower Loans being serviced as a result of the cumulative growth in sales of Borrower Loans sold through the Whole Loan Channel over the past three years.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The decrease in 2016 compared to 2015 was due to the reduced volume of loans originated through the platform, as described above, and the related sales and rebates in the amount of $5.9 million that were given to investors in 2016 to encourage whole loan purchases. No rebates were given to investors in 2015.
The increase in 2015 compared to 2014 was due to an increase in the volume of Borrower Loan sales in 2015.

Other Revenues
Other revenues consist primarily of credit referral fees, where partner companies pay Prosper an agreed upon amount for referrals of customers from our website. The decrease in other revenue for 2016 compared to 2015was primarily the result of decreased traffic to existing partners. As described below, Prosper decreased its sales and marketing efforts during the year, which resulted in less traffic to the marketplace and as a result less referrals to our existing partners.
The increase in other revenues in 2015 compared to 2014 was due to the addition of new credit referral partners, as well as increased traffic to existing partners.
Interest Income on Borrower Loans and Interest Expense on Notes
Prosper recognizes interest income on Borrower Loans originated through the Note Channel using the accrual method based on the stated interest rate to the extent we believe it to be collectable. We record interest expense on the corresponding Notes based on the contractual interest rates. The interest rate charged on the Borrower Loans is generally 1% higher than the corresponding interest rate on the Note to compensate us for servicing the Borrower Loans.
Overall, the increase in net interest income for 2016 compared to 2015 was primarily driven by the increase in volume of Borrower Loans originated through the Note Channel.
Overall, net interest income for 2015 compared to 2014 did not change significantly as the underlying Borrower Loans and Notes balances did not increase significantly and the average interest rate on the Borrower Loans and Notes held on Prosper’s Balance Sheet decreased due to a change in the composition of these Borrower Loans and Notes.
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
The following table summarizes the fair value adjustments for the years ended December 31, 2016, 2015 and 2014, respectively (dollar amounts in thousands):

	Year ended December 31,
	2016	2015	2014
Borrower Loans	$(25,934)	$(21,594)	$(15,868)
Loans Held for Sale	(7)	(121)	73
Notes	25,569	21,774	16,391
Total	$(372)	$59	$596
Expenses
The following table summarizes our expenses for the years ended December 31, 2016, 2015 and 2014 (dollar amounts in thousands):

	Year ended December 31,
	2016	2015	% Change	2015	2014	% Change
Expenses
Origination and Servicing	$33,944	$31,139	9%	31,139	14,098	121%
Sales and Marketing	70,146	112,284	(38)%	112,284	41,971	168%
General and Administrative - Research and Development	26,214	18,014	46%	18,014	5,981	201%
General and Administrative - Other	76,521	68,466	12%	68,466	21,935	212%
Restructuring Charges	17,027	—	100%	—	—	—%
Other	30,348	—	100%	—	—	—%
Total Expenses	$254,200	$229,903	11%	229,903	83,985	174%
As of December 31, 2016, 2015 and 2014, we had 355, 619 and 229 full-time employees, respectively.  The following table reflects full-time employees as of December 31, 2016, 2015 and 2014 by department.

	December 31,
	2016	2015	2014
Origination and Servicing	151	221	99
Sales and Marketing	28	115	15
General and Administrative - Research and Development	78	133	65
General and Administrative - Other	98	150	50
Total Headcount	355	619	229
Origination and Servicing
Origination and servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The increase in 2016 compared to 2015 of 9% was primarily due to an increase in personnel related expenses of $2.0 million, as in the first half of the period Prosper expanded its verification and customer support teams to support the larger number of loans that were serviced and to support an anticipated future increase in loan application and processing volumes. Additionally, Prosper incurred an additional $1.0 million in costs relating to data services for the Prosper Daily application and $0.9 million in increased amortization costs for internal use software. These increases were offset by a $1.8 million decrease in outsourced customer support costs during the period. The increase in 2015 compared to 2014 of 121% was primarily due to an increase in personnel related expenses as we expanded our verification and customer support teams to support the increased loan application and processing volume and an increase in consumer reporting agency and loan processing costs which was also driven by higher loan volumes.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing, as well as the compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the year ended December 31, 2016 compared to the year ended December 31, 2015, the decrease of 38% in expenses was largely due to decreased variable costs and a decrease in personnel as Prosper slowed its marketing efforts to reduce demand from Borrowers and maintain marketplace equilibrium due to decreases in investor demand through the Whole Loan Channel. These decreases included a $9.2 million or 18% decrease in direct mailing costs as Prosper reduced the volume of its direct mail campaigns, a $25.8 million or 75% decrease in partnership costs as Prosper significantly reduced partnership activities and negotiated lower rates with existing partners and a $2.2 million or 42% decrease in online marketing costs as Prosper significantly reduced its efforts in this area. Compensation costs decreased during the year ended December 31, 2016 by $1.2 million or 10%. These reductions are not as large as the decrease in activity-based spending as Prosper increased sales and marketing headcount during the first four months of 2016 before making significant reductions in such headcount during the restructuring in May 2016.

For the year ended December 31, 2015 compared to the year ended December 31, 2014, the increase of 168% was largely due to increased costs related to generating the continuing growth in originations through our marketplace including a $22 million or 156% increase in affiliate marketing costs as we increased the number and volume of partners, a $29 million or 145% increase in direct mailing costs as we increased the volume of our direct mail campaigns, a $4.3 million or 438% increase in online marketing costs as we significantly expanded our efforts in this area and a $9.7 million or 435% increase in compensation costs due to the hiring of 100 additional employees in this department in 2015.
General and Administrative – Research and Development
Research and development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees and related vendor costs. The increase in 2016 compared to 2015 of 46% was primarily due to an increase in personnel-related expenses as we expanded our engineering and product development teams to support our continued investment in our marketplace. The increase for stock based compensation costs was due to large grants to new employees who were granted options in late 2015 and due to additional expense as a result of the stock option reprice that occurred in May 2016, these increased the stock based compensation expense for these employees by $4.0 million or 156%. Salaries and wages for these employees increased 25% or $3.3 million, this was the result of increased employee levels for the first four months of 2016 before the restructuring that occurred in May of 2016 that significantly lowered the employee levels. The total increase in costs for the year ended December 31, 2016 is not as large as the total investment in research and development activities as a portion of these costs are capitalized as internal use software projects, which are amortized in origination and servicing.   Prosper capitalized internal-use software and website development costs in the amount of $6.3 million and $7.3 million for the years ended December 31, 2016 and 2015, respectively.  The increase in 2015 compared to 2014 of 201% was primarily due to an increase in personnel-related expenses as we expanded our engineering and product development teams to support our continued investment in our marketplace.
General and Administrative – Other
General and administrative other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The increase in 2016 compared to 2015 of 12% was primarily due to an increase in personnel related expenses as Prosper had higher headcount levels in 2016 before the restructuring took place on May 3, 2016 and an increase in facilities expenses as Prosper obtained additional space to support the increased headcount. These headcount levels were subsequently reduced as part of the restructuring that occurred in May 2016. The increase in 2015 compared to 2014 of 212% was primarily due to an increase in personnel-related expenses as we increased our headcount to support our growth and increased facilities expenses as we obtained additional space to support our increase in headcount in 2015.
Restructuring Charges
Restructuring costs consist of personnel and facilities related costs related to the strategic restructuring of the business that Prosper announced on May 3, 2016. This restructuring included the termination of employees in our Phoenix, Arizona and San Francisco, California locations and the closing of our Salt Lake City, Utah location. Personnel costs include employee severance and benefits for the termination of 167 employees. Facilities charges include estimated losses on the sublease and lease termination costs for properties in Phoenix, Salt Lake City and San Francisco. Additionally, in the fourth quarter of 2016, Prosper incurred additional restructuring expenses when it closed its office in Tel Aviv, Israel and ceased the use of leased office space in Delaware. The closure of the Tel Aviv office included the termination of 31 employees. Prosper did not incur restructuring costs in 2015 or 2014.
Other
Other expenses consist of interest income, contract termination costs and changes in the fair value of the Convertible Preferred Stock Warrant Liability. In November 2016 Prosper negotiated the termination of a contract with Colchis Capital Management, L.P. ("Colchis"). In exchange for termination of the contract Prosper agreed to pay Colchis $9 million and issue a warrant to purchase shares of a new series of preferred stock representing 7% of Prosper's capitalization as of the date of issuance for $0.01 per share. The fair value of the warrants at the time of contract termination was $21.7 million. The total of the cash payment and the fair value of the warrants issued is recorded in Other Expenses.

Quarterly Results of Operations
The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters ended December 31, 2016. The unaudited quarterly statement of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited quarterly statement of operations data. Our historical results are not necessarily indicative of our future operating results. The following quarterly consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (dollar amounts in thousands, except per share information):

Quarters Ended	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues
Operating Revenues
Transaction Fees, Net	$19,944	$14,086	$19,276	$41,824
Servicing Fees, Net	7,004	7,079	7,676	7,144
Gain (Loss) on Sale of Borrower Loans	(228)	761	(687)	3,791
Other Revenues	683	973	816	2,773
Total Operating Revenues	27,403	22,899	27,081	55,532
Interest Income
Interest Income on Borrower Loans	10,939	11,735	11,192	10,783
Interest Expense on Notes	(10,731)	(10,636)	(10,098)	(9,722)
Net Interest Income	208	1,099	1,094	1,061
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(245)	(47)	(2)	(78)
Total Net Revenues	27,366	23,951	28,173	56,515
Expenses
Origination and Servicing	7,029	7,633	8,833	10,449
Sales and Marketing	15,732	9,391	12,303	32,720
General and Administrative	18,851	24,740	28,499	30,645
Restructuring Charges, Net	3,436	(470)	14,061	—
Other Expenses, Net	30,348	—	—	—
Total Expenses	75,396	41,294	63,696	73,814
Net Loss Before Taxes	(48,030)	(17,343)	(35,523)	(17,299)
Income Tax Expense	202	74	105	165
Net Loss Applicable to Common Shareholders	$(48,232)	$(17,417)	$(35,628)	$(17,464)
Net Loss Per Share – Basic and Diluted	$(0.71)	$(0.27)	$(0.56)	$(0.29)
Weighted-Average Shares - Basic and Diluted	67,713,630	65,393,175	63,270,058	60,357,488

Quarters Ended	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenues
Operating Revenues
Transaction Fees, Net	$49,724	$46,842	$39,800	$25,342
Servicing Fees, Net	6,442	4,652	3,575	2,569
Gain on Sale of Borrower Loans	4,270	4,263	3,696	1,922
Other Revenues	2,752	2,229	1,630	1,076
Total Operating Revenues	63,188	57,986	48,701	30,909
Interest Income
Interest Income on Borrower Loans	10,685	10,280	10,165	10,476
Interest Expense on Notes	(9,613)	(9,550)	(9,448)	(9,563)
Net Interest Income	1,072	730	717	913
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	152	(87)	95	(101)
Total Net Revenues	64,412	58,629	49,513	31,721
Expenses
Origination and Servicing	8,804	8,357	7,126	6,852
Sales and Marketing	35,290	31,844	26,580	18,570
General and Administrative	28,910	22,236	21,832	13,502
Other Expenses, Net	—	—	—	—
Total Expenses	73,004	62,437	55,538	38,924
Net Loss Before Taxes	(8,592)	(3,808)	(6,025)	(7,203)
Income Tax Expense	56	35	176	73
Net Loss Applicable to Common Shareholders	$(8,648)	$(3,843)	$(6,201)	$(7,276)
Net Loss Per Share – Basic and Diluted	$(0.15)	$(0.07)	$(0.11)	$(0.14)
Weighted-Average Shares - Basic and Diluted	57,922,593	55,907,765	55,612,485	52,766,255

Liquidity and Capital Resources (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Net Loss	$(118,741)	$(25,968)	$(2,669)
Net cash provided by (used in) operating activities	(62,667)	5,444	(4,651)
Net cash used in investing activities	(21,542)	(174,213)	(71,606)
Net cash provided by financing activities	40,251	184,507	108,475

Net Increase (decrease) in cash and cash equivalents	(43,958)	15,738	32,218
Cash and cash equivalents at the beginning of the period	66,295	50,557	18,339
Cash and cash equivalents at the end of the period	$22,337	$66,295	$50,557
Net cash decreased for the year ended December 31, 2016, primarily due to the $54.4 million loss, net of non-cash items, $10.0 million for purchase of Property and Equipment, an additional $7.2 million for investing activity restricted cash which includes $5.5 million in additional collateral for WebBank, a $5 million payment for the BillGuard contingent liability and a $3 million scheduled payment to reduce our settlement liability. These decreases are offset by net proceeds from available for sale securities being converted to cash of $40.3 million. Net cash used in investing primarily represents acquisitions of Borrower

Loans (excluding acquisition of Borrower Loans sold to unrelated third parties, which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans and $40.3 million of available for sale securities that have been converted into cash. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes. In the year ended December 31, 2015 cash provided by financing activities consisted primarily of $165 million raised through the issuance of Series D preferred convertible shares, which was offset by $29.2 million paid to repurchase common stock from certain employees.
Prosper also has available for sale securities that are available for its liquidity needs. The fair value of securities available for sale as of December 31, 2016 was $32.8 million. As a result the total cash, cash equivalents and available for sale investments available to Prosper at December 31, 2016 for its liquidity needs was $55.1 million. At December 31, 2016, the available for sale securities included corporate debt securities, commercial paper, US treasury securities and agency bonds. All securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses. These securities continue to be available to meet liquidity needs.
During 2016 Prosper underwent a strategic restructuring to streamline its operations and lower Prosper’s fixed cost base. The strategic restructuring included significant headcount reductions and the closure of our Salt Lake City and Tel Aviv offices. We have terminated a number of real estate leases to reduce our spending on real estate. As we enter fiscal 2017, we will continue to implement our strategy to streamline our operations. We also expect reductions in discretionary spending and greater efficiency from variable marketing spending to result in combined annual operating expense savings. We believe we will see the benefit of this in 2017. Furthermore, in 2016 we incurred $7.3 million in severance expense, $9.0 million in lease termination expense and $30.7 million in other contract termination costs that we currently do not anticipate incurring in 2017. We believe the efforts discussed in this section will significantly reduce the amount of net cash used in operating activities in 2017. Additionally, on February 27, 2017, we signed an agreement with a consortium of investors, which we expect will increase loan originations through our platform without the use of cash rebates. For more details on this agreement please see note 23 to our consolidated financial statements.
We believe our cash and equivalents, together with available for sale investment and cash flows from operations, will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, if the financial results anticipated as a result of the restructuring and cost-saving measures discussed previously in this section are not achieved, our current cash and equivalents may not be sufficient to meet our operating and capital requirements for at least the next twelve months without obtaining additional sources of liquidity which may not be available on favorable terms or at all. Our future operating and capital requirements will depend on numerous factors, including without limitation, future results of operations, ability to attract whole loan purchasers, and ability to sublease excess office space at favorable rates. If we are unable to generate positive cash flow from operations or to obtain funds from additional sources, this could have a material adverse effect on our business and financial condition.
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

Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary.  Other than these special purpose entities we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations
As of December 31, 2016, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$59,710	$7,660	$25,448	$17,657	$8,945
WebBank purchase obligations	18,559	18,559	—	—	—
Total contractual obligations	$78,269	$26,219	$25,448	$17,657	$8,945
WebBank Purchase Obligations
Under our loan account program with WebBank, a Utah-charted industrial bank that serves as our primary issuing bank, WebBank retains ownership of loans facilitated through our marketplace for two business days after origination. As part of this arrangement, we have committed to purchase the loans at the conclusion of the two business days.
Critical Accounting Policies
The accounting policies discussed below reflect our most significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results including: (i) fair value measurement of Borrower Loans and Notes; (ii) stock-based compensation expense; (iii) loan servicing assets and liabilities; (iv) consolidation of variable interest entities;  (v) valuation of goodwill and intangible assets; (vi) impairment of goodwill and intangible assets and convertible preferrred stock warrant liability. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. For a full description of all accounting policies adopted by us, please see Note 2 to our consolidated financial statements.
Borrower Loans and Notes
Through the Note Channel, we issue Notes and purchase Borrower Loans from WebBank, and hold the Borrower Loans until maturity. The obligation to repay a series of Notes issued through the Note Channel is conditioned upon the repayment of the associated Borrower Loan. We have elected fair value accounting for Borrower Loans originated through the Note Channel and the related Notes. The fair value election for these Borrower Loans and Notes allows for the use of the same measurement approach for both Borrower Loans and the related Notes, consistent with the borrower payment dependent design of such Notes. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows both the Borrower Loans originated through the Note Channel and the related Notes to be valued using the same methodology. A specific allowance account is not recorded relating to the Borrower Loans in which we have elected the fair value option, but rather we estimate the fair value of such Borrower Loans and Notes using discounted cash flow methodologies adjusted for the expected payment, loss and recovery rates.

We estimate the fair values of Borrower Loans originated through the Note Channel and the related Notes using a discounted cash flow valuation methodology. The valuation methodology considers projected prepayments and uses the historical defaults, losses and recoveries on Borrower Loans to project future losses and net cash flows on such Borrower Loans.
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
Impairment of Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. During the periods presented no reporting units were at risk of failing step one of the impairment analysis.
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
Results of Operations
Overview
The following table summarizes Prosper Funding’s net income for the years ended December 31, 2016 and December 31, 2015 (in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Total Net Revenue	$72,439	$93,053	(20,614)	(22)%
Total Expenses	99,623	67,718	31,905	47%
Net Income (Loss)	$(27,184)	$25,335	(52,519)	(207)%
Total revenues for the year ended December 31, 2016 decreased $20.6 million, a 22% decrease from the year ended December 31, 2015, primarily due to decreased loan listings which decreased the administrative fee revenue –related party. Total expenses for the year ended December 31, 2016 increased $31.9 million, a 47% increase from the year ended December 31, 2015, primarily due to the $30.7 million non-recurring Colchis contract termination charge described in other expenses below. Net income for the year ended December 31, 2016 decreased $52.5 million, a 207% decrease from the year ended December 31, 2015, primarily due to the decrease in revenues and the non-recurring contract termination charge. Prosper Funding would have been profitable for the year if the Colchis contract termination charge had not been incurred.
Revenues
The following table summarizes Prosper Funding’s revenue for the years ended December 31, 2016 and 2015 (in thousands):

	Year ended December 31,
	2016	2015	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$36,630	$57,919	(21,289)	(37)%
Servicing Fees, Net	28,604	16,218	12,386	76%
Gain on Sale of Borrower Loans	3,637	14,151	(10,514)	(74)%
Other Revenues	478	1,500	(1,022)	(68)%
Total Operating Revenues	69,349	89,788	(20,439)	(23)%
Interest Income on Borrower Loans	$44,649	$41,380	3,269	8%
Interest Expense on Notes	$(41,187)	$(38,174)	(3,013)	8%
Net Interest Income	3,462	3,206	256	8%
Change in Fair Value on Borrower Loans, Loans Held for Investment and Notes, Net	(372)	59	(431)	(731)%
Total Revenues	$72,439	$93,053	(20,614)	(22)%
Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenues through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The decreases in the administration fee revenue were the result of lower listing volume during 2016.  The decrease in listings was the result of Prosper reducing marketing spend to reduce demand and maintain marketplace equilibrium.
Servicing Fee Revenue
Prosper Funding earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates Prosper Funding for the costs it incurs in servicing these Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. The servicing fee is generally set at 1% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The increase in servicing fees was due to the increase in Borrower Loans being serviced as a result of the cumulative growth in sales of Borrower Loans through the Whole Loan Channel over the past three years.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The decrease was due to a decrease in volume originated through the platform as described previously and the related sales and rebates given to investors of $5.9 million in fiscal 2016 to encourage whole loan purchases. This compares to no rebates given to investors on purchase in fiscal 2015.
Other Revenues
Other revenues consists primarily of fees earned from assisting whole loan purchasers with securitizations of their holdings.  The decrease was due to less instances of whole loan purchasers securitizing loans in 2016 compared to 2015.
Interest Income on Borrower Loans and Interest Expense on Notes
Prosper Funding recognizes interest income on Borrower Loans originated through the Note Channel using the accrual method based on the stated interest rate to the extent Prosper Funding believes it to be collectable. Prosper Funding records interest expense on the corresponding Notes based on the contractual interest rates to the extent Prosper Funding believes they will be collectable. The interest rate charged on the Borrower Loans is generally 1% higher than the interest rate on the corresponding Note to compensate Prosper Funding for servicing the Borrower Loans.
Overall, the increase in net interest income for the year was primarily driven by the increase in volume of Borrower Loans originated through the Note Channel.
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
The following table summarizes the fair value adjustments for the years ended December 31, 2016 and 2015, respectively (in thousands):

	Year ended December 31,
	2016	2015
Borrower Loans	$(25,934)	$(21,594)
Notes	25,569	21,774
Loans Held for Sale	(7)	(121)
Total	$(372)	$59
Expenses
The following table summarizes Prosper Funding’s expenses for the years ended December 31, 2016 and 2015 (in thousands):

	Year ended December 31,
	2016	2015	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$62,203	$62,786	$(583)	(1)%
Servicing	5,395	3,705	1,690	46%
General and Administrative	1,321	1,227	94	8%
Other	30,704	—	30,704	100%
Total Expenses	$99,623	$67,718	$31,905	47%
Servicing
Servicing costs consist primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The increase was primarily due to an increase in loan processing costs which was driven by higher loan volumes being serviced.
Administration Fee Expense - Related Party
Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI (a) an Corporate Administration Fees of $500 thousand per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all servicing fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding.

In addition, under a second Administration Agreement between PMI and PAH, a wholly owned subsidiary of Prosper Funding, PAH is required to pay PMI an annual fee of $0.2 million, payable on a monthly basis, for PMI being the administrator of PAH’s operations. The decrease in the administration fee expense was primarily due to the less loans being originated on the marketplace in 2016, resulting in decreased fees owed to PMI by Prosper Funding.
General and Administrative
General and administrative costs consist primarily of bank service charges and professional fees. The increase was primarily due to an increase in bank charges that were incurred with the increased transaction volume.
Other
Other expenses consist of contract termination costs. In November 2016, PMI and Prosper Funding, negotiated the termination of a contract with Colchis Capital Management, L.P. ("Colchis"). In exchange for termination of the contract, PMI, on behalf of Prosper Funding, agreed to pay Colchis $9 million and issue a warrant to purchase shares of a new series of preferred stock representing 7% of PMI's capitalization as of the date of issuance for $0.01 per share. The fair value of the warrants at the time of contract termination was $21.7 million. The total of the cash payment and the fair value of the warrants that PMI issued was recorded in Other expenses. Prosper Funding does not expect to incur similar contract termination charges in the future.
Liquidity and Capital Resources (in thousands):

	December 31,
	2016	2015
Net Income	$(27,184)	$25,335
Net cash provided in operating activities	8,836	34,174
Net cash used in investing activities	(52,242)	(52,815)
Net cash provided by financing activities	35,309	9,890
Net increase (decrease) in cash and cash equivalents	(8,097)	(8,751)
Cash and cash equivalents at the beginning of the period	15,026	23,777
Cash and cash equivalents at the end of the period	$6,929	$15,026
Net cash and cash equivalents decreased for the year ended December 31, 2016. Cash flows were negative primarily due to a cash distribution to the parent of $8.5 million and purchases of property and equipment of $5.6 million, these were offset of net income of $3.5 million when excluding the non-cash loss on contract termination. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes and distributions to the parent. Net cash provided by financing activities increased in 2016 when compared to 2015 as Prosper Funding
Income Taxes
Prosper Funding incurred no income tax provision for the years ended December 31, 2016 and 2015. Prosper Funding is a US disregarded entity and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and historical inability to achieve profitable operations, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purpose entities that purchase these Borrower Loans.  None of these special purpose entities are consolidated as Prosper Funding is not the primary beneficiary.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in financial market prices and interest rates.
Because balances, interest rates and maturities of Borrower Loans are matched and offset by an equal balance of Notes with the exact same interest rates (net of our servicing fee) and initial maturities, we believe that we do not have any material exposure to changes in the net fair value of the combined Borrower Loan and Note portfolios as a result of changes in interest rates. We do not hold or issue financial instruments for trading purposes.
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
Prosper had cash and cash equivalents of $22.3 million as of December 31, 2016, and $66.3 million as of December 31, 2015.  These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes.  Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.
Interest Rate Sensitivity
Prosper holds available for sale investments.  The fair value of Prosper’s available for sale investment portfolio was $32.8 million and $73.2 million as of December 31, 2016 and December 31, 2015, respectively.  These investments consisted of corporate debt securities, commercial paper, U.S. agency bonds, U.S. Treasury securities and short term bonds. To mitigate the risk of loss, Prosper’s investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, Prosper limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on Prosper’s available for sale investments and the market value of those investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.1 million in the fair value of Prosper’s available for sale investments as of December 31, 2016, and of approximately $0.6 million in the fair value of Prosper’s available for sale investments as of December 31, 2015. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $0.1 million in the fair value of Prosper’s available for sale investments as of December 31, 2016, and of approximately $0.6 million in the fair value of Prosper’s available for sale investments as of December 31, 2015. Any realized gains or losses resulting from such interest rate changes would only be recorded if Prosper sold the investments prior to maturity or the investments were not considered other-than-temporarily impaired.

Item 8.	Financial Statements and Supplementary Data

Prosper Marketplace, Inc.
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Prosper Funding LLC
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Members' Equity

Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
The supplementary financial information required by this Item 8 is included in Item 7 under the caption "Quarterly Results of Operations."

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, each Registrant’s management, under the supervision and with the participation of such Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of such Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Based upon this evaluation, the PEO and the PFO of each Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to each Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.
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
The Registrants’ management has assessed the effectiveness of the Registrants’ internal control over financial reporting as of December 31, 2016. In making this assessment the Registrants used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Each Registrant’s assessment included documenting and evaluating the effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as each Registrant’s principal executive officer and principal financial officer has concluded that such Registrant’s internal controls were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting
During the fourth quarter of 2016, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this December 31, 2016 Form 10-K, the Registrants’ management, under the supervision and with the participation of each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of each Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Each Registrant’s PEO and PFO have concluded that, as of December 31, 2016, each Registrant’s disclosure controls and procedures were effective.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Prosper Marketplace, Inc.
Executive Officers, Directors and Key Employees
The following table sets forth information about PMI’s executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
David Kimball	46	Chief Executive Officer and Director
Ronald Suber	52	President
Usama Ashraf	40	Chief Financial Officer
Brad Pennington	35	Chief Risk Officer
Kunal Kaul	39	Executive Vice President, Operations
Sachin D. Adarkar	50	General Counsel and Secretary
Aaron Vermut	44	Director
Christopher M. Bishko	47	Director
Rajeev V. Date	45	Director
Patrick W. Grady	34	Director
David R. Golob	49	Director
Nigel W. Morris	58	Director
David Kimball has served as Chief Executive Officer and a director of PMI since December 2016. From March 2016 to February 2017, Mr. Kimball served as PMI's Chief Financial Officer. He also currently serves as Chief Executive Officer and a director of PFL. Prior to joining PMI, Mr. Kimball was Senior Financial Officer of United Services Automobile Association's (USAA) Chief Operating Office, with financial responsibility for the real estate unit, the bank, the P&C and life insurance companies, the investment management company, and the call centers/distribution functions. Before his position as Senior Financial Officer of USAA's Chief Operating Office, Mr. Kimball spent eight years in various finance roles at USAA, including Senior Vice President of Corporate Finance, Chief Financial Officer of USAA Federal Savings Bank, and Assistant Vice President of Capital Markets.  Prior to his time at USAA, Mr. Kimball spent ten years at Ford Motor Company and Ford Motor Credit Company in both the U.S. and U.K., working on their securitization programs, debt issuance, and a variety of financial planning and analysis positions. Mr. Kimball holds an M.B.A. and a B.A. in English from Brigham Young University. PMI believes that Mr. Kimball's financial and business expertise give him the qualifications and skills to serve as a director.
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
Usama Ashraf has served as Chief Financial Officer of PMI since February 2017. Prior to joining PMI, from February 2016 to February 2017, Mr. Ashraf  served as Deputy Chief Financial Officer and Treasurer at Annaly Capital Management, Inc. (“Annaly") with responsibility for treasury, tax, management reporting and financial planning & analysis. Prior to his time at Annaly, Mr. Ashraf worked at United Services Automobile Association (“USAA”), where he served as Corporate Treasurer from November 2014 to February 2016 and Assistant Corporate Treasurer from January 2014 to October 2014. Before joining USAA, Mr. Ashraf spent 13 years at CIT Group, where he held various positions in the Treasury and Corporate M&A departments, most recently serving as Deputy Treasurer with responsibility for the firm’s Treasury activities in the United States.

He started his career in the investment banking division of Salomon Smith Barney/Citigroup focused on M&A. Mr. Ashraf received a B.S. in Economics, with concentrations in Finance and Accounting, from The Wharton School of the University of Pennsylvania.
Brad Pennington has served as Chief Risk Officer of PMI since May 2016. Prior to his appointment as Chief Risk Officer, Mr. Pennington served as PMI’s Vice President of Risk Analysis from April 2015 to May 2016 and Director of Risk Analysis from February 2012 to April 2015. Before joining PMI, from August 2010 to February 2012, Mr. Pennington was Assistant Director of Risk Management Services with Moody’s Analytics, where he worked with large global and U.S. bank clients focusing on Economic Capital, Basel Compliance and PD, LGD and EAD model development.  Prior to his time at Moody’s, Mr. Pennington spent 6 years at First Equity Card, a small-business credit card specialty finance start-up, where he served as Manager of Predictive Analytics from June 2005 to July 2010. Mr. Pennington received a B.S. in Economics from the Wharton Undergraduate School where he completed a self-directed course of study, obtaining minors in Finance, Statistics, Mathematics, Econometrics and Operations Research.
Kunal Kaul has served as PMI’s Executive Vice President, Operations since late December 2015. Prior to joining PMI, Mr. Kaul spent more than 13 years at Capital One, where he served in various positions, including Senior Business Director, Senior Business Manager and Senior Product Manager, across a number of departments. In his most recent roles at Capital One, Mr. Kaul served as Senior Business Director - Head of Home Loans Originations Operations Excellence from February 2015 to December 2015 and Senior Business Director - Retail Bank Mortgage & Home Equity Lending from January 2014 to February 2015. Mr. Kaul has an MBA from the Indian Institute of Management (Bangalore, India) and a degree in Chemical Engineering from Bombay University.
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
Aaron Vermut has served as a director of PMI since May 2014. From March 2014 to December 2016, Mr. Vermut served as PMI's Chief Executive Officer, and before that, from April 2013 until March 2014, he served as its President. Prior to joining PMI, Mr. Vermut served as Managing Director, co-Head of Prime Services, at Wells Fargo Prime Services, LLC (formerly Merlin Securities, LLC) from August 2012 until April 2013. Mr. Vermut was one of the founders of Merlin Securities, LLC and served as one of its Managing Partners and directors from 2004 until it was acquired by Wells Fargo Securities in August 2012. Prior to that, Mr. Vermut served as Principal of New Enterprise Associates from 2000 to 2003. Prior to that, Mr. Vermut served as Senior Consultant of Cambridge Technology Partners from 1995 to 1998. Mr. Vermut has an M.B.A. in Finance from The Wharton School, University of Pennsylvania and a B.A. in History and German Literature from Washington University in St. Louis. PMI believes that Mr. Vermut's financial and business expertise, including his background of founding, managing and directing a financial and technology-enabled service company, give him the qualifications and skills to serve as a director.
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
Rajeev V. Date has served as one of PMI’s directors since July 2013. Mr. Date previously served as one of PMI’s directors from January 2009 to September 2010. Mr. Date currently serves as the Managing Partner of Fenway Summer LLC, an investment firm, and as the Managing Director of Fenway Summer Ventures, Fenway Summer’s venture capital affiliate. From January 2012 to January 2013, Mr. Date served as the Deputy Director of the United States Consumer Financial Protection Bureau (“CFPB”). Before being appointed Deputy Director, Mr. Date was appointed the Special Advisor to the Secretary of the Treasury for the CFPB, and, in that capacity, acted as the interim leader of the CFPB. From October 2010 to August 2011, Mr. Date served as Associate Director of Research, Markets, and Regulations of the CFPB. Prior to joining the CFPB, Mr. Date served as Chairman & Executive Director of Cambridge Winter Center for Financial Institutions Policy, a non-profit nonpartisan think tank focused on financial institutions policy, from March 2009 to September 2010. From 2007 to 2009, Mr. Date served as a Managing Director in the Financial Institutions Group at Deutsche Bank Securities, where his key responsibility was acting as a coverage officer for specialty finance firms and regional banks. Before that, Mr. Date was Senior Vice President for Corporate Strategy and Development at Capital One Financial, where he led M&A development efforts across the U.S. banking and specialty finance markets. He began his business career in the financial institutions practice of the consulting firm McKinsey & Company. He has also served as an attorney, in both private practice and government. Mr. Date received a J.D., magna cum laude, from Harvard Law School and a B.S. (highest honors) from University of California, Berkeley. PMI believes that Mr. Date’s financial, business and regulatory expertise give him the qualifications and skills to serve as a director. Mr. Date qualifies as an "audit committee financial expert" under SEC guidelines.
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
Family Relationships
Aaron Vermut, a director of PMI, is the son of Stephan P. Vermut, a former Executive Chairman and director of PMI.
Board Composition and Election of Directors
PMI’s board of directors currently consists of eight seats, with one vacancy to be filled by a designee of QPL Holdings (PF) LP. All of the current members of PMI's board of directors were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of PMI’s stockholders. In selecting the composition of its board of directors, PMI seeks to ensure that its board of directors collectively has a balance of expertise in the following areas: internet based business, consumer financial products and experience directing public and start-up companies. Based on these criteria, PMI believes that its board of directors has been effective in identifying diverse directors. The board of directors’ composition provisions of PMI’s voting rights agreement are still in effect.  For more information regarding the terms of the voting rights agreement, see “Item 13. – Certain Relationships and Related Transactions, and Director Independence.” Holders of the Notes offered through our marketplace, and the accompanying PMI Management Rights, will have no ability to elect or influence PMI’s directors or approve significant corporate transactions, such as a merger or other sale of PMI or its assets.
Board Leadership
Because PMI’s common stock is not listed on a national exchange, PMI is not required to maintain a board of directors consisting of a majority of independent directors, or to maintain an audit, nominating or compensation committee. PMI does not have a lead independent director.

Code of Ethics
Our Board of Directors is committed to a high standard of corporate governance practices and, through its oversight role, believes that it has encouraged and promoted a requisite culture of ethical business conduct among PMI’s officers and employees. To memorialize its commitment to these standards, on January 11, 2017, the Board of Directors of PMI adopted a “Code of Ethics and Business Conduct” that applies to all of PMI's employees, directors and officers, including the Chief Executive Officer, Chief Financial Officer and other executive officers. A copy of this code is available on our website at https://www.prosper.com/plp/about/. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, certain provisions of the Code of Ethics and Business Conduct by posting such information on Prosper's website or in public filings.
Director Independence
Because PMI’s common stock is not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities, PMI is not required to maintain a board of directors consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors.  Nevertheless, PMI’s board of directors has determined the independence of each director based on the independence criteria set forth in the listing standards of the New York Stock Exchange (“NYSE”). In making its determinations, the Board considered the current and prior relationships that each non-employee director has with Prosper and all other facts and circumstances the board of directors deemed relevant in determining their independence, including any transactions between each director or any member of his or her family, and Prosper, its senior management or our independent registered public accounting firm. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the board of directors determined that each of Messrs. Date, Grady, Golob and Morris do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing requirements and rules of the NYSE.
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
Compensation Committee
PMI’s board of directors approved the formation of a Compensation Committee in August 2011. As of December 31, 2016, the members of the Compensation Committee were Patrick W. Grady (Chair) and Christopher M. Bishko.  The Compensation Committee oversees PMI’s executive officer compensation arrangements, plans, policies and programs maintained by PMI and administers PMI’s equity-based compensation plan for employees generally (including issuance of stock options, RSUs and other equity-based awards granted other than pursuant to a plan).  The Compensation Committee meets at such times as determined appropriate by the Chair of the Compensation Committee.
Audit Committee
PMI’s board of directors approved the formation of an Audit Committee in January 2010. As of December 31, 2016, the members of the Audit Committee were Rajeev V. Date (Chair) and Patrick W. Grady.  The Audit Committee oversees financial risk exposures, including monitoring the integrity of PMI’s consolidated financial statements, internal controls over financial reporting and the independence of PMI’s Independent Registered Public Accounting Firm.  The Audit Committee receives internal control related assessments and reviews and discusses PMI’s annual and quarterly consolidated financial statements with management.  In fulfilling its oversight responsibilities with respect to compliance matters, the Audit Committee meets at least quarterly with management, PMI’s Independent Registered Public Accounting firm and PMI’s internal legal counsel to discuss risks related to PMI’s financial reporting function.

The Audit Committee is exempt from independence listing standards because PMI's common stock is not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, the board of directors of PMI has determined that each of the current members of PMI's Audit Committee is independent under the listing requirements and rules of the NYSE, and also satisfies the independence requirements of Section 10(m)(3) of the Exchange Act. Additionally, PMI's board of directors has determined that each of the current members of the Audit Committee is an audit committee financial expert as defined under SEC regulations the listing requirements and rules of the NYSE.
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

•	any breach of the director’s duty of loyalty to PMI or PMI’s stockholders;

•
any act or omission not in good faith, believed to be contrary to the interests of PMI or its shareholders, involving reckless disregard for the director’s duty, for acts that involve an unexcused pattern of inattention that amounts to an abdication of duty, or that involves intentional misconduct or knowing or culpable violation of law;

•	any unlawful payments related to dividends, unlawful stock repurchases, redemptions, loans, guarantees or other distributions; or

•	any transaction from which the director derived an improper personal benefit.
These limitations do not affect the availability of equitable remedies, including injunctive relief or rescission. As permitted by Delaware law, PMI’s amended and restated certificate of incorporation and bylaws also provide that:

•	PMI will indemnify its directors and officers to the fullest extent permitted by law;

•	PMI may indemnify its other employees and other agents to the same extent that PMI indemnifies its officers and directors; and

•
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
Prosper Marketplace, Inc.
Compensation Discussion and Analysis
Overview

This section describes PMI's executive compensation objectives, compensation-setting process, executive compensation components and significant 2016 compensation decisions for PMI's named executive officers ("NEOs"). The compensation provided to PMI's NEOs for 2016 is set forth in detail in the Summary Compensation Table and other tables and the accompanying footnotes and narrative that follow this section.
PMI's named executive officers for 2016 are as follows:

•	David Kimball, our Chief Executive Officer, and who served as our Chief Financial Officer through February 27, 2017;

•	Aaron Vermut, who served as our Chief Executive Officer through December 1, 2016;

•	John Hiestand, our Vice President, Finance and who served as our Principal Financial Officer through March 18, 2016;

•	Brad Pennington, our Chief Risk Officer;

•	Cheryl Law, who served as our Chief Marketing Officer through January 6, 2017;

•	Kunal Kaul, our Executive Vice President, Operations; and

•	Parker Barrile, who served as our Chief Product Officer through September 30, 2016.
 Mr. Hiestand served as Principal Financial Officer until March 18, 2016, when Mr. Kimball was appointed Chief Financial Officer and Principal Financial Officer. Mr. Hiestand continues to serve as Vice President, Finance. Effective December 1, 2016, Mr. Vermut resigned from PMI and Mr. Kimball was appointed to the role of Chief Executive Officer. Effective February 27, 2017, Mr. Usama Ashraf replaced Mr. Kimball as Chief Financial Officer and Principal Financial Officer.

Executive Compensation Objectives
The objectives of PMI's executive compensation are to:

•	attract, retain and motivate senior management leaders who are capable of advancing PMI's mission and strategy and ultimately, creating and maintaining its long-term equity value;
•align the interests of PMI's executive officers with its stockholders’ long-term interests; and

•	reward executive officers for their contributions to PMI's overall performance as well as for their individual performance.

Compensation-Setting Process
In 2016 and in prior years, PMI did not have a formal incentive compensation program in place for its executive officers. The Compensation Committee is responsible for evaluating and approving compensation for PMI's executive officers, including the NEOs. In setting 2016 compensation, PMI's Chief Executive Officer worked closely with the Compensation Committee in making recommendations and attending Committee meetings. Because of his daily involvement with PMI's executive team, the Chief Executive Officer was involved in the determination of compensation for all of PMI's executive officers other than himself. The Compensation Committee also delegated to the Chief Executive Officer the authority to make compensation decisions for senior management and executive officers (other than the Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer), subject to certain compensation limits set by the Compensation Committee.

Executive Compensation Components

PMI's 2016 Named Executive Officer Compensation packages include: (1) base salary; (2) cash bonuses; and (3) equity-based compensation in the form of stock options and restricted stock units (RSUs). PMI believes that this compensation mix supports its objective of attracting, motivating and retaining a talented and entrepreneurial executive team who will provide leadership for Prosper’s success in dynamic and competitive markets. PMI's compensation program has been weighted toward equity-based compensation, rather than cash compensation, in order to maximize retention and ensure that a significant portion of the executives’ compensation is tied to the company's and its stockholders’ long-term interests.

Base Salary. Base salary is a fixed amount, and is not tied to any metric relating to the performance of PMI's business as a whole. The base salary of each executive officer is initially established in the executive officer's offer letter, and reviewed annually by the Compensation Committee. In determining base salaries for 2016, PMI's Compensation Committee together with the Chief Executive Officer considered the individual executive officer's scope of responsibilities, contributions, prior salary level and position (in case of a promotion), and financial and market conditions.

The following table summarizes information regarding the base salaries for PMI's named executive officers for 2016:

Name	2016 Base Salary
David Kimball (1)	$500,000
Aaron Vermut (2)	$27,000
John Hiestand (3)	$240,000
Brad Pennington (4)	$350,000
Cheryl Law (5)	$350,000
Kunal Kaul	$300,000
Parker Barrile (6)	$300,000

(1)
In March of 2016, PMI hired Mr. Kimball as its new Chief Financial Officer, with an annual base salary of $375,000. Effective December 1, 2016, Mr. Kimball was appointed Chief Executive Officer of PMI. The table reflects Mr. Kimball’s annual base salary in effect immediately after his appointment as Chief Executive Officer.

(2)
In early 2016, PMI’s Compensation Committee reviewed executive base salaries and decided to keep Mr. Vermut’s annual base salary at $360,000, the same level as the previous year. Effective July 1, 2016, Mr. Vermut voluntarily reduced his annual base salary to $27,000. Mr. Vermut resigned as Chief Executive Officer of PMI effective December 1, 2016. The table reflects Mr. Vermut’s annual base salary in effect immediately prior to his resignation as Chief Executive Officer.

(3)	Mr. Hiestand’s annual base salary was increased from $225,000 to $240,000 in December of 2016.

(4)	Mr. Pennington’s annual base salary was increased from $250,000 to $350,000 in May of 2016.

(5)	Ms. Law’s annual base salary was increased from $300,000 to $350,000 in November of 2016.

(6)
In early 2016, PMI’s Compensation Committee reviewed executive base salaries and decided to keep Mr. Barrile’s annual base salary at $300,000, the same level as the previous year. Mr. Barrile resigned as PMI’s Chief Product Officer effective September 30, 2016. The table reflects Mr. Barrile’s annual base salary in effect immediately prior to his resignation as Chief Product Officer.

Cash Bonuses.  Discretionary cash bonuses are not tied to any specific metrics regarding Company performance, and are determined by the Compensation Committee (in consultation with the Chief Executive Officer) in its sole discretion. In prior years, the Compensation Committee has approved discretionary cash bonuses for PMI's executive officers, including its NEOs, in order to reward PMI's individual executive officers for their contribution toward PMI's growth initiatives and performance toward individual goal achievement. In November 2016, the Compensation Committee decided to award certain executive officers, including certain NEOs, retention bonuses in lieu of performance bonuses in order to incentivize and encourage the grantees to remain with PMI. The retention bonuses will replace the grantees' 2016 and 2017 performance-based cash bonuses, and be equal to 75% of their respective base salary as of the close of the applicable calendar year. In November 2016, the Compensation Committee awarded retention bonuses to Mr. Kimball, Mr. Pennington, Ms. Law and Mr. Kaul, to be paid in March 2017. Ms. Law left PMI in January of 2017, and was therefore ineligible to receive the retention bonus for 2016. Mr. Vermut and Mr. Barrile resigned from their respective offices prior to 2017 and were likewise ineligible to be paid a cash bonus award for 2016. The amount of the cash bonus paid to each of the NEOs for 2016 is disclosed in the “Bonus” column of the Summary Compensation Table.

Equity Compensation.  PMI has used stock options and restricted stock units ("RSUs") as the principal component of its executive compensation. Consistent with its compensation objectives, PMI believes this approach aligns the interest of its grantees with the long-term interests of PMI’s stockholders. PMI believes that stock options also serve as an effective retention tool due to vesting requirements that are based on continued service with the company. In granting equity awards, PMI has customarily considered, among other things, the executive officer’s cash compensation, the need to retain and motivate executive officers and to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value, PMI's financial results, and each executive officer's individual contributions and responsibilities. In 2016, the Compensation Committee approved the grant of stock options to its NEOs for performance compensation, retention and motivational purposes. The amounts and terms of the awards granted to each of the NEOs in 2016 is disclosed in the 2016 Grants of Plan-Based Awards table and accompanying footnotes of the Outstanding Equity Awards at 2016 Fiscal Year End table.

Employment Agreements

PMI has entered into employment arrangements with each of its NEOs, which are comprised of an offer letter and an At Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement. Each of these arrangements was approved or authorized on PMI’s behalf by the Compensation Committee or, in certain instances, its Board of Directors.

Each of the offer letters provided for "at will" employment and sets forth the initial compensation arrangements for the NEO, generally including an initial base salary, an annual cash bonus opportunity, and an equity award. Certain of the offer letters provide for payments or an acceleration of the executive's equity award grant upon termination of their employment in specified situations, including following a change in control. These arrangements (including potential payments and terms) are discussed in more detail in the “Narrative Discussion of the Summary Compensation Table and Grants of Plan-Based Awards Table” and the "Potential Payments upon Termination or Change in Control" sections and related tables below.

Other Compensation Information

Benefits Programs

PMI's employee benefit programs, including its 401(k) plan, health and welfare programs, Amended and Restated 2005 Stock Option Plan and 2015 Equity Incentive Plan, are designed to provide a competitive level of benefits to PMI's employees generally, including its executive officers and their families. PMI's executive officers are entitled to participate in the same employee benefit plans, and on the same terms and conditions, as all other full-time employees.

PMI's 401(k) plan covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service.  PMI's contributions to the 401(k) plan are discretionary. During the year ended December 31, 2016, PMI contributed $2.6 million to the 401(k) plan.

All full-time employees, including PMI's named executive officers, may participate in its health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Perquisites and Other Personal Benefits

Currently, PMI does not view perquisites or other personal benefits as a significant component of its compensation. Accordingly, PMI does not generally provide perquisites, such as company cars and paid parking spaces, to its executive officers. PMI does reimburse its executive officers for certain relocation expenses, subject to the terms and conditions prescribed by the Compensation Committee. In 2016, PMI reimbursed Mr. Kimball and Mr. Kaul for relocation expenses incurred in connection with their employment. The reimbursement amounts paid to each of Mr. Kimball and Mr. Kaul for 2016 is disclosed in the “All Other Compensation” column and accompanying footnotes of the Summary Compensation Table.

In the future, PMI may provide additional perquisites or other personal benefits in limited circumstances, such as where PMI believes it is appropriate to assist an individual executive in the performance of his or her duties and for recruitment, motivation or retention purposes.

Post-Employment Compensation

The Compensation Committee recognizes that a possible, threatened, or pending change of control transaction could result in the departure or distraction of PMI’s executives. To establish a meaningful financial incentive for PMI’s executive officers to work diligently through and beyond a proposed transaction that may involve a change in control of the company, certain of the stock options and restricted stock units granted to PMI’s NEOs will fully vest upon a change in control of PMI, while others will fully vest in the event that such officer is subject to a termination of employment without cause within 12 months after a change in control of PMI.

In addition, during 2016, PMI entered into severance arrangements with each of Mr. Kimball and Mr. Pennington as part of their offer letter and amendment to offer letter, respectively. PMI considered the retention of Mr. Kimball and Mr. Pennington to be important to the achievement of Prosper’s short and long-term goals, and believes that these protections are necessary to induce these individuals to forego other opportunities. The severance arrangements provide that each of Mr. Kimball and Mr. Pennington would be entitled to a lump sum payment equal to six months’ of annual base salary (less applicable deductions and withholdings) in the event that the respective officer’s employment is terminated by PMI without cause or by Mr. Kimball and Mr. Pennington, as applicable, for good reason (each as defined in the applicable offer letter). Receipt of these severance benefits is conditioned on the officer’s signing a release of claims in favor of PMI.

For additional information regarding these severance and change in control arrangements, see "Potential Payments Upon Termination or Change in Control.”

Compensation Risk Assessment

PMI's management evaluates and mitigates any risk that may exist relating to its compensation plans, practices and policies for all employees, including PMI's NEOs. PMI's management has concluded that PMI's compensation policies and practices do not create or promote inappropriate or excessive risk taking.
Summary Compensation Table
The following table provides information regarding the compensation earned during the years ended December 31, 2016, December 31, 2015 and December 31, 2014 by each of PMI’s named executive officers (in thousands):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Totals ($)
David Kimball (3)	2016	$305	$383	$1,510	$3,351	$31	$5,580
Chief Executive Officer and
former Chief Financial Officer
Aaron Vermut (4)	2016	191	—	—	364	11	566
Former Chief Executive	2015	360	200	—	3,654	14	4,228
Officer	2014	300	140	—	191	—	631
John Hiestand (5)	2016	226	72	—	254	11	480
Vice President, Finance and	2015	152	25	—	1,454	—	1,631
Former Principal Financial Officer
Brad Pennington	2016	316	263	—	2,572	11	3,162
Chief Risk Officer
Cheryl Law (6)	2016	313	—	—	2,200	13	2,526
Former Chief Marketing
Officer
Kunal Kaul (7)	2016	300	225	268	1,185	31	2,009
Executive Vice President,
Operations
Parker Barrile (8)	2016	225	—	—	2,699	9	2,933
Former Chief Product Officer	2015	75	85	2,937	4,343	5	7,445

(1)
The amounts reported represent the grant date fair value of the restricted stock units and stock options granted to the named executive officers as calculated in accordance with the Financial Accounting Board’s Topic ASC 718, Compensation –Stock Compensation (“ASC 718”) using a Black-Scholes model to purchase shares of PMI’s common stock.  The key assumptions used in PMI’s ASC 718 calculation are discussed in Note 2 of PMI’s consolidated financial statements, which are incorporated by reference into this Annual Report.

(2)	“All Other Compensation” consists of compensation received from employer matching contributions to PMI’s 401(k) plan and relocation reimbursement paid by PMI for each named executive officer.

(3)
Mr. David Kimball joined PMI in March 2016 as its Chief Financial Officer. He was appointed PMI's Chief Executive Officer in December 2016. Mr. Kimball's Total Compensation for 2016 includes relocation expenses of $31,141 and a sign-on bonus of $125,000.

(4)	Mr. Aaron Vermut resigned as Chief Executive Officer of PMI effective December 1, 2016.

(5)	Mr. John Hiestand joined PMI in May 2015 as its Vice President of Finance. Mr. Hiestand served as the Principal Financial Officer of PMI until March 2016.

(6)	Ms. Cheryl Law resigned as Chief Marketing Officer of PMI effective January 6, 2017.

(7)	Mr. Kaul's Total Compensation for 2016 includes relocation expenses of $20,583.

(8)	Mr. Parker Barrile resigned as Chief Product Officer of PMI effective September 30, 2016.
2016 Grants of Plan-Based Awards (1)(2)
The following table sets forth certain information regarding grants of plan-based awards to PMI's named executive officers during 2016 (dollar amounts in thousands, except per share information).

Name	Grant Date (2)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
David Kimball	05/03/16	705,465	1,410,925		$2.14	$2,737
	06/17/16	—	2,115,703		2.14	1,873
Aaron Vermut			1,170,000	(4)	2.14	364	(5)
John Hiestand	05/03/16	—	103,000		2.14	93
			475,000	(4)	2.14	137	(5)
Brad Pennington	06/17/16	—	2,764,149		2.14	2,447
			400,000	(4)	2.14	125	(5)
Cheryl Law	06/17/16	—	2,484,778		2.14	2,200
Kunal Kaul	05/03/16	125,000	250,000		2.14	529
	06/17/16	—	1,043,916		2.14	924
Parker Barrile	06/17/16	—	2,103,878		2.14	1,862
	05/03/16	—	1,596,160	(4)	2.14	837

(1)	The following columns are intentionally omitted from this table: Estimated Future Payouts under Non-Equity Incentive Plan Awards, and Estimated Future Payouts under Equity Incentive Plan Awards.

(2)
The equity awards granted to the NEOs in 2016 were granted under, and governed by the terms of, PMI's 2015 Incentive Plan and the applicable award agreements. See the footnotes to the Outstanding Equity Awards at 2016 Fiscal Year-End table below for a description of the vesting schedule of the equity awards granted in 2016 and reported in the Table above.

(3)
The amounts reported represent the grant date fair value of the restricted stock units and stock options granted to the named executive officers as calculated in accordance with the Financial Accounting Board’s Topic ASC 718, Compensation –Stock Compensation (“ASC 718”) using a Black-Scholes model to purchase shares of PMI’s common stock.  The key assumptions used in PMI’s ASC 718 calculation are discussed in Note 2 of PMI’s consolidated financial statements, which are incorporated by reference into this Annual Report.

(4)
On May 3, 2016, the Compensation Committee of the Board of Directors of PMI approved the repricing of all outstanding stock options held by employees and directors that had an exercise prices above the then current fair market value of PMI’s common stock (the "Reprice"), effectively reducing the exercise price of such options to $2.14 per share. These options were granted in prior periods and repriced in connection with the Reprice.

(5)
The incremental fair value of the holder's eligible outstanding options as of the repricing date are as follows: $364 thousand for Mr. Vermut; $149 thousand for Mr. Hiestand; $125 thousand for Mr. Pennington; and $837 thousand for Mr. Barrile.

Narrative Discussion of the Summary Compensation Table and Grants of Plan-Based Awards Table
Offer Letters and Arrangements
David Kimball. In November 2016, PMI entered into an offer letter with Mr. Kimball in connection with his appointment as its Chief Executive Officer. In addition to his initial base salary, Mr. Kimball's offer letter provided for (i) up to $500,000 in bonus payments, subject to achievement of certain performance targets; (ii) reimbursement of certain relocation expenses; and (iii) eligibility to participate in the benefit programs generally available to employees of PMI. PMI also committed to grant Mr. Kimball an equity award of options exercisable into shares of PMI common stock representing up to 7.1% of PMI’s capitalization on a fully diluted basis, subject to the terms and conditions of the offer letter. In addition, the offer letter included certain severance arrangements, the terms of which are described under "Post-Employment Compensation" above.
Mr. Kimball's November 2016 offer letter replaced the offer letter PMI entered into with Mr. Kimball in March 2016 in connection with his appointment as its Chief Financial Officer. In addition to the severance, reimbursement and benefits arrangements included in the November 2016 offer letter, Mr. Kimball's March 2016 offer letter included his initial base salary and equity grant as CFO and provided for a one-time sign-on bonus of $125,000, subject to certain repayment requirements in the event of Mr. Kimball’s termination from PMI within 12 months of his employment.
Kunal Kaul. In December 2015, PMI entered into an offer letter with Mr. Kaul in connection with his appointment as its Executive Vice President, Operations. In addition to his initial base salary and equity grant, Mr. Kaul's offer letter provided for (i) a one-time sign-on bonus of $40,000, subject to certain repayment requirements in the event of Mr. Kaul's termination from PMI within 12 months of his employment; (ii) eligibility to receive an annual performance bonus in a target amount of 40% of his base salary; (iii) reimbursement of certain relocation expenses; and (iv) eligibility to participate in the benefit programs generally available to employees of PMI.
John Hiestand. In April 2015, PMI entered into an offer letter with Mr. Hiestand in connection with his appointment as its Director, Operations & Innovation. In addition to his initial base salary and equity grant, Mr. Hiestand's offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 43% of his base salary; and (ii) eligibility to participate in the benefit programs generally available to employees of PMI.
Parker Barrile. In August 2015, PMI entered into an offer letter with Mr. Barrile in connection with his appointment as its Chief Product Officer. In addition to his initial base salary and equity grant, Mr. Barrile's offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 40% of his base salary; and (ii) eligibility to participate in the benefit programs generally available to employees of PMI.
Cheryl Law. In August 2014, PMI entered into an offer letter with Ms. Law in connection with her appointment as its Chief Marketing Officer. In addition to her initial base salary and equity grant, Ms. Law's offer letter provided for eligibility to participate in the benefit programs generally available to employees of PMI.

Brad Pennington. In January 2012, PMI entered into an offer letter with Mr. Pennington in connection with his appointment as its Director, Credit Risk Management. In addition to his initial base salary and equity grant, Mr. Pennington's offer letter provided for (i) a one-time sign-on bonus of $15,000; (ii) reimbursement of certain relocation expenses; and (iii) eligibility to participate in the benefit programs generally available to employees of PMI. In November 2016, PMI amended Mr. Pennington's offer letter to provide for certain severance arrangements, the terms of which are described under "Post-Employment Compensation" above.
Equity Incentive Plans
PMI grants equity awards primarily through its Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by its stockholders on December 1, 2010; and its 2015 Equity Incentive Plan, which was approved by its stockholders on April 7, 2015 and subsequently amended by an Amendment No. 1 and Amendment No. 2, which were approved by PMI's stockholders on February 15, 2016 and May 31, 2016, respectively (as amended, the "2015 Plan"). The 2005 Plan and 2015 Plan are collectively referred to in this Annual Report as the "Equity Plans".
In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms.  Unless sooner terminated by PMI’s Board of Directors, the 2015 Plan will expire ten years from the date of its adoption.  All stock options granted to NEOs are incentive stock options, to the extent permissible under the Internal Revenue Code, as amended. All equity awards to PMI’s employees and directors were granted at no less than the fair market value of its common stock on the date of each award. In the absence of a public trading market for PMI common stock, PMI’s Board of Directors, acting on its own or through the Compensation Committee, has determined the fair market value of its common stock in good faith based upon consideration of a number of relevant factors including the status of its development efforts, financial status and market conditions. See “Item 15.-Notes to Consolidated Financial Statements”.
The 2005 Plan provided for grants in the form of non-qualified stock options and stock purchase rights, which were available for grant to PMI’s directors, consultants or employees, including officers, and incentive stock options, which were available for grant solely to its employees, including officers.  The 2015 Plan provides for grants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and unrestricted stock.  Under the 2015 Plan, incentive stock options may be granted solely to PMI’s employees, including officers.  Awards other than incentive stock options may be granted to its directors, consultants or employees, including officers. The Equity Plans are administered by PMI’s Board of Directors, which in turn has delegated authority to administer the plans to the Compensation Committee.
Shares of PMI’s common stock subject to options that have expired or otherwise terminate under the 2015 Plan or the 2005 Plan without having been exercised in full will become available for grant under the 2015 Plan.  Shares of PMI’s common stock issued under the 2015 Plan may include previously unissued shares or reacquired shares bought on the market or otherwise.
As of December 31, 2016, an aggregate of 49,820,740 options to purchase our common stock were authorized for issuance under the 2015 Plan. Of such authorized options, as of December 31, 2016, a total of 22,397,078 options were outstanding under the 2015 Plan and 27,423,662 options were available for grant, including 21,486,492 shares that were forfeited under the 2015 Plan. As of December 31, 2016, 6,097,552 options under the 2015 Plan have vested and 2,300 have been exercised. As of December 31, 2016, there were zero stock options available for grant under the 2005 Plan.
The NEOs identified herein have been granted equity awards upon employment with PMI, for merit increases, and for retention purposes.
Outstanding Equity Awards at 2016 Fiscal Year End
The following table sets forth certain information regarding outstanding equity awards granted to PMI’s named executive officers that remained outstanding as of December 31, 2016.

Name	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)
David Kimball	5/3/2016	(2)	3/18/2016	—	1,410,925	2.14	5/2/2026
	5/3/2016	(3)	3/18/2016	—	—	—	—	705,465
	6/17/2016	(4)	4/28/2016	470,156	1,645,547	2.14	6/16/2026	—
Aaron Vermut	8/20/2013	(5)	3/30/2013	—	—	—	—	265,435
	1/28/2014	(6)	1/28/2014	2,940,660	—	0.11	1/28/2024	—
	2/27/2015	(7)	2/27/2014	1,170,000	—	2.14	2/27/2025	—
John Hiestand	3/5/2016	(8)	3/1/2015	475,000	—	2.14	3/4/2025	—
	5/3/2016	(9)	4/28/2016	22,889	80,111	2.14	5/2/2026	—
Brad Pennington	3/28/2012	(10)	2/27/2012	62,500	—	0.34	2/27/2022	—
	8/5/2013	(2)	3/19/2013	—	—	0.02	—	14,220
	1/28/2014	(10)	1/1/2014	125,000	—	0.11	1/28/2024	—
	1/23/2015	(10)	1/16/2015	200,000	—	2.14	1/22/2025	—
	2/20/2015	(10)	2/13/2015	85,000	—	2.14	2/19/2025	—
	2/27/2015	(11)	2/27/2015	115,000	—	2.14	2/26/2025	—
	6/17/2016	(4)	4/28/2016	614,225	2,149,894	2.14	6/16/2026	—
Cheryl Law	11/7/2014	(2)	10/6/2014	1,747,315	800,855	1.13	11/6/2024	—
	6/17/2016	(2)	4/28/2016	552,173	1,932,605	2.14	6/16/2026	—
Kunal Kaul	3/15/2016	(3)	12/28/2015	—	—	—	3/14/2026	125,000
	5/3/2016	(2)	12/28/2015	62,500	187,500	2.14	5/2/2026	—
	6/17/2016	(4)	4/28/2016	231,981	811,935	2.14	6/16/2026	—
Parker Barrile	—		—	—	—	—	—	—

(1)
Represents (i) shares of restricted stock issued upon the early exercise of stock options (“Restricted Stock”) and (ii) restricted stock units (“RSUs”), in each case that remained unvested as of December 31, 2016. PMI has a right to repurchase any shares of Restricted Stock that remain unvested at the time the holder of such shares ceases to provide services to PMI.

(2)
This option vests over four years, with 1/4 vesting on the first anniversary of the applicable vesting commencement date set forth in the table (the "Vesting Commencement Date") and 1/48 vesting each month thereafter for the following three years, except that, in the event of a change in control of PMI, a sale of all or substantially all of PMI's assets, or a liquidation, dissolution or winding up of PMI (each, a "Corporate Transaction"), any unvested options will vest in full immediately prior to the effective time of the Corporate Transaction.

(3)
These RSUs initially vest, if at all, when PMI files for an initial public offering and the lock-up period expires or there is a change in control, whichever occurs first (each, a “Triggering Event”). The number of RSUs that vest upon a Triggering Event will be equal to the number of RSUs that would have vested had the RSUs been subject to only the following vesting condition: vesting over four years, with 1/4 vesting on the first anniversary of the vesting commencement date and 1/48 vesting each month thereafter for the following three years; except that, in the event of a change in control, any unvested RSUs will vest immediately prior to the effective time of the change in control (the “Time-Based Vesting Schedule”). Thereafter, the RSUs shall vest pursuant to the Time-Based Vesting Schedule until the RSUs are fully vested.

(4)
This option vests over three years, with 1/36 vesting on the one month anniversary of the Vesting Commencement Date and 1/36 vesting each month thereafter on the same day of the month as the Vesting Commencement Date (and if there is no corresponding day, on the last day of the month), except that, in the event of a Corporate Transaction, any unvested options will vest in full immediately prior to the effective time of the Corporate Transaction.

(5)
This Restricted Stock was issued upon early exercise of stock options granted to the executive officer on the applicable Grant Date, and shall vest and be released from PMI’s repurchase right over four years, with 1/4 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following three years.

(6)	This option vested in full upon the achievement of certain performance objectives.

(7)
This option is subject to an early exercise provision and is immediately exercisable. This option vests over four years, with 1/2 vesting on the second anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following two years.

(8)
This option is subject to an early exercise provision and is immediately exercisable. This option vests over four years, with 1/4 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following three years.

(9)
This option vests over three years, with 1/36 vesting on the one month anniversary of the Vesting Commencement Date and 1/36 vesting each month thereafter on the same day of the month as the Vesting Commencement Date (and if there is no corresponding day, on the last day of the month).

(10)
This option is subject to an early exercise provision and is immediately exercisable. This option vests over four years, with 1/4 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following three years, except that, in the event of a Corporate Transaction, any unvested options will vest in full immediately prior to the effective time of the Corporate Transaction.

(11)
This option is subject to an early exercise provision and is immediately exercisable. This option vests over four years, with 1/2 vesting on the second anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following two years, except that, in the event of a Corporate Transaction, any unvested options will vest in full immediately prior to the effective time of the Corporate Transaction.

2016 Option Exercises and Stock Vested
The following table sets forth information regarding equity awards held by PMI's named executive officers that were exercised, vested or settled during 2016 (dollar amounts in thousands):

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting/Settlement ($) (1)
David Kimball	—	—	—	—
Aaron Vermut	—	—	2,311,360	$4,080
John Hiestand	—	—	—	—
Brad Pennington	—	—	56,875	$100
Cheryl Law	—	—	—	—
Kunal Kaul	—	—	—	—
Parker Barrile	—	—	—	—

(1)
The amount reported as value realized on vesting/settlement of restricted stock units is calculated by multiplying the fair value of PMI's common stock as of the vesting date of the award by the number of RSUs.

Potential Payments Upon Termination or a Change In Control of PMI
The following table provides the estimated value of the payments that PMI would provide to its named executive officers in connection with a change in control of PMI and/or a termination of employment. In determining amounts payable, we have assumed in all cases that the change in control or termination of employment, as applicable, occurred on December 31, 2016. With respect to a termination of employment, we have assumed in all cases that the termination was without cause.

Name	Cash Severance ($)	Number of Unvested Options (#)	Estimated Value of Unvested Options at December 31, 2016 ($) (1)	Number of Unvested RSUs and Stock Awards (#)	Estimated Value of Unvested RSUs and Stock Awards at December 31, 2016 ($)	Total Estimated Value ($)
	(dollar amounts in thousands)

David Kimball
Involuntary Termination	$250	—	—			$250
Change in Control		2,869,560	—	705,465	$162.3	$162.3
Involuntary Termination following Change in Control	—	—	—	—	—	—
Aaron Vermut
Change in Control	—	—	—	—	—	—
Involuntary Termination following Change in Control	—	1,170,000	—	—	—	—
John Hiestand
Change in Control	—	—	—	—	—	—
Involuntary Termination following Change in Control	—	—	—	—	—	—
Brad Pennington	—
Involuntary Termination	$175					$175
Change in Control		2,448,964	$4	14,220	$3	$7
Involuntary Termination following Change in Control	—	—	—	—	—	—
Cheryl Law (2)
Change in Control	—	2,733,460	—	—	—	—
Involuntary Termination following Change in Control	—	—	—	—	—
Kunal Kaul	—	999,435	—	125,000	$29	$29
Change in Control
Involuntary Termination following Change in Control	—	—	—	—	—	—
Parker Barrile (3)
Change in Control	—	—	—	—	—	—
Involuntary Termination following Change in Control	—	—	—	—	—	—

(1)	All unvested options of Mr. Kimball, Mr. Vermut, Ms. Law, and Mr. Kaul are out of the money (exercise price above stock price as of May 29, 2016) and therefore there is no value to the acceleration.

(2)	Ms. Cheryl Law resigned as Chief Marketing Officer of PMI effective January 6, 2017.

(3)	Mr. Parker Barrile resigned as Chief Product Officer of PMI effective September 30, 2016.
Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2016, Patrick W. Grady served as the Chairman, and Christopher M. Bishko served as a member, of PMI’s Compensation Committee. No member of the Compensation Committee is or has been an officer or employee of PMI at any time or had any relationship with PMI requiring disclosure as a related party transaction. During the fiscal year ended December 31, 2016, none of PMI's executive officers served as a member of the Board of Directors or Compensation Committee (or other board committee serving an equivalent function) of any unrelated entity that had one or more of its executive officers serving on PMI’s Board of Directors or Compensation Committee (or other board committee serving an equivalent function).
Director Compensation
The following table shows compensation for the year ended December 31, 2016 to PMI’s directors who were not also named executive officers at the time they received compensation as directors (in thousands):

Name	Fees earned or paid in cash ($)	Equity awards ($)	Total
Patrick W. Grady	—	—	—
Rajeev V. Date (1)	—	$743	$743
Christopher M. Bishko	—	—	—
David R. Golob	—	—	—
Nigel W. Morris (2)	—	$743	$743
Stephan P. Vermut (3)	—	—	—

(1)
On May 3, 2016, Mr. Date received a non-statutory option to purchase 705,349 shares of common stock. The option vests over four years, with 1/4 vesting on the first anniversary of the vesting commencement date of April 28, 2016, and 1/48 vesting each month thereafter for the following three years, subject to Mr. Date's continued service on PMI's Board of Directors.

(2)
Mr. Morris is associated with QED Fund II, L.P. On May 3, 2016, PMI issued QED Fund II, L.P. a warrant to purchase 705,349 shares of common stock at an exercise price of $2.14 per share. The warrant vests over four years, with 1/4 vesting on the first anniversary of the vesting commencement date of April 28, 2016, and 1/48 vesting each month thereafter for the following three years, subject to Mr. Morris' continued service on PMI's Board of Directors.

(3)	Mr. Vermut resigned as an employee of PMI on April 1, 2016 and as a Director of PMI effective December 1, 2016.
From time to time, PMI reimburses certain of its non-employee directors for travel and other expenses incurred in connection with attending board of directors meetings.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of PMI has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to PMI's Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

Patrick W. Grady, Chair
Christopher M. Bishko

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Prosper Marketplace, Inc.
The following table sets forth information regarding the beneficial ownership of PMI’s common stock as of March 3, 2017, by:

•	each of PMI’s directors;

•	each of PMI’s named executive officers;

•	each person, or group of affiliated persons, who is known by PMI to beneficially own more than 5% of PMI’s common stock; and

•	all of PMI’s directors and executive officers as a group.
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
Percentage ownership calculations are based on 222,330,214 shares of common stock outstanding as of March 3, 2017, assuming the conversion of all of PMI’s convertible preferred stock.  Each share of PMI preferred stock is convertible at any time at the discretion of the holder. Shares of PMI’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock convert into shares of PMI common stock at a ratio of 1 to 1. Shares of PMI’s Series A-1 Preferred Stock convert into shares of PMI common stock at a ratio of 1,000,000 to 1.
In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, PMI deemed outstanding all shares of common stock subject to options and warrants held by that person or entity that are currently exercisable or vesting within 60 days of March 3, 2017.  Except as set forth in footnote 17 below, PMI did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1.0% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners and officers are in care of Prosper Marketplace, Inc., 221 Main Street, 3rd Floor, San Francisco, CA 94105.

Name of Beneficial Owner	Number of Shares Owned (1)	Number of Shares Underlying Options, and Warrants Exercisable Currently or Within 60 Days (2)	Total Number of Shares Beneficially Owned (3)	Beneficial Ownership Percentage
Directors and Executive Officers
Rajeev V. Date (4)	26,115	376,337	402,452	*
Patrick W. Grady (5)	51,247,915	—	51,247,915	23.05%
Christopher M. Bishko (6)	2,172,955	—	2,172,955	*
David R. Golob (7)	17,413,325	—	17,413,325	7.83%
Nigel W. Morris (8)	1,073,970	551,337	1,625,307	*
David Kimball	—	1,087,360	1,087,360	*
Aaron Vermut (9)	10,215,265	4,110,660	14,325,925	6.33%
Ronald Suber (10)	10,215,265	3,565,660	13,780,925	6.10%
Brad Pennington (11)	175,095	1,508,883	1,683,978	*
Sachin Adarkar	—	1,287,792	1,287,792	*
Kunal Kaul	—	431,305	431,305	*
John Hiestand	—	509,333	509,333	*
Parker Barrile (12)	—	—	—	*
Cheryl Law (13)	—	1,535,033	1,535,033	*
All directors and executive officers as a group (14)	92,539,905	14,963,700	107,503,605	45.30%
5% Shareholders
Sequoia Capital (15)	51,247,915	—	51,247,915	23.05%
Pinecone Investments LLC (16)	—	35,544,141	35,544,141	13.78%
Accel Partners (17)	24,320,667	—	24,320,667	10.94%
IDG Capital Partners (18)	24,320,667	—	24,320,667	10.94%

(1)	Includes shares of common stock (including common stock issuable upon the conversion of preferred stock) owned directly or indirectly, but does not include shares subject to options and warrants.

(2)	Includes shares subject to options or warrants owned directly or indirectly that are currently exercisable or will become exercisable within 60 days of March 3, 2017.

(3)
The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities for which that person has a right to acquire beneficial ownership within 60 days.

(4)
Consists of 376,337 shares of common stock issuable upon the exercise of stock options and 26,115 shares of common stock issuable upon the conversion of preferred stock held by Mr. Date or his affiliate.

(5)
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

(6)
Consists of 1,086,975 shares of common stock and 1,085,980 shares of common stock issuable upon the conversion of preferred stock held by Omidyar Network through certain of its affiliates. Mr. Bishko is a partner of Omidyar

Technology Ventures and therefore may be deemed to share voting and investment power over these shares. Mr. Bishko disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.

(7)
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

(8)
Consists of 1,005,935 shares of common stock, 68,035 shares of common stock issuable upon the conversion of preferred stock and 551,337 shares of common stock issuable upon the exercise of warrants held by QED Investors through certain of its affiliates.  Mr. Morris is a partner of QED Investors and therefore may be deemed to share voting and investment power over these shares. Mr. Morris disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.

(9)
Includes 1,983,275 shares of common stock issuable upon the conversion of preferred stock. Mr. Vermut's holdings include 192,260 shares of restricted common stock that were purchased through the early exercise of stock options and remain unvested.

(10)
Consists of 4,385,445 shares of common stock, 1,983,275 shares of common stock issuable upon the conversion of preferred stock and 13,780,925 shares of common stock issuable upon the exercise of stock options held by Mr. Suber or his affiliate. Mr. Suber is deemed to have voting and investment power over these shares. Mr. Suber disclaims beneficial ownership with respect to the shares held by his affiliate except to the extent of his pecuniary interest therein.

(11)	Mr. Pennington's holdings include 4,740 shares of restricted common stock that were purchased through the early exercise of stock options and remain unvested.

(12)	Mr. Barrile resigned as PMI’s Chief Product Officer effective September 30, 2016.

(13)	Cheryl Law resigned as PMI's Chief Marketing Officer effective January 6, 2017.

(14)
Consists of 18,731,985 shares of common stock, 73,807,920 shares of common stock issuable upon the conversion of preferred stock, 14,412,363 shares of common stock issuable upon the exercise of stock options and 551,337 shares of common stock issuable upon the exercise of warrants.

(15)
Represents 51,247,915 shares of common stock issuable upon the conversion of preferred stock held by Sequoia Capital through certain of its affiliates. Sequoia Capital is deemed to have voting and investment power over the shares. The address for Sequoia Capital is 3000 Sand Hill Road, 4-250, Menlo Park, California 94025.

(16)
Represents 35,544,141 shares of common stock issuable upon the exercise and conversion of the preferred stock warrant held by Pinecone Investments LLC, an affiliate of Colchis Capital Management, L.P. The members of Pinecone Investments LLC are all of the partners of Colchis Capital Management, L.P., or entities established by one or more of them. The address for Colchis Capital Management, L.P. is 150 California St., 18th Floor, San Francisco, CA 94111.

(17)
Represents 5,703,470 shares of common stock and 7,245,859 shares of common stock issuable upon the conversion of preferred stock held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); 3,498,765 shares of common stock and 4.722,733 shares of common stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (the “IDG Shares”); and 877,185 shares of common stock and 2,272,655 shares of common stock issuable upon the conversion of preferred stock held by Breyer Capital, LLC and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Shares”). Accel Partners is deemed to have voting and investment power over the Accel Shares. Accel Partners is an affiliate of IDG Capital Partners and may also therefore be deemed to share voting and investment power over the IDG Shares. Mr. Breyer is a partner of Accel Partners and therefore Accel Partners may also be deemed to share voting and investment power over the Breyer Shares. Accel Partners disclaims beneficial ownership of the IDG Shares and Breyer Shares except to the extent of its pecuniary interest therein. The address of Accel Partners is 428 University Avenue, Palo Alto, California 94301.

(18)
Represents 3,498,765 shares of common stock and 4,722,733 shares of common stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (“IDG Shares”); 5,703,470 shares of common stock and 7,245,859 shares of common stock issuable upon the conversion of preferred held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); and 877,185 shares of common stock and 2,272,655 shares of common stock issuable upon the conversion of preferred stock held by Breyer Capital, LLC and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Shares”). IDG Capital Partners is deemed to have voting and investment power over the IDG Shares. IDG Capital Partners is an affiliate of Accel Partners and may also therefore be deemed to share voting and investment power over the Accel Shares. Mr. Breyer is a partner of Accel Partners, which is an affiliate of IDG Capital Partners, and therefore IDG Capital Partners may also be deemed to share voting and investment power over the Breyer Shares. IDG Capital Partners disclaims beneficial ownership of the Accel Shares and Breyer Shares except to the extent of its pecuniary interest therein. The address for IDG Capital Partners is 99 Queen’s Road Central, Unit 1509, The Center, Hong Kong, China.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information, as of December 31, 2016, with respect to shares of PMI common stock that may be issued under PMI’s existing equity compensation plans.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, RSUs and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2005 Stock Plan, as amended and restated	20,755,795	$0.82	—
Prosper Marketplace, Inc. 2015 Equity Incentive Plan, as amended	22,397,078	$2.14	27,423,662
All stockholder approved plans	43,152,873	$1.48	27,423,662
Equity compensation plans not approved by stockholders:
Outstanding Common Stock Warrants	1,203,344	$1.64	—
All non-stockholder approved plans	1,203,344	$1.64	—
Total	44,356,217	$1.48	27,423,662

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

Prosper Marketplace, Inc.
Agreements with PFL
On January 22, 2013, PMI entered into an Administration Agreement with PFL (as amended to date, the “PMI Administration Agreement”), pursuant to which PMI agreed to provide certain administrative services relating to the marketplace.  Under the PMI Administration Agreement, PFL is required to pay PMI (a) an amount equal to one-twelfth (1/12) of the specified annual Corporate Administration Fees equal to 50% of finance and legal personnel costs, (b) a fee for each Borrower Loan originated through the marketplace, (c) 90% of all servicing fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of PFL.
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
Certain Relationships Among Directors and Officers
Mr. Aaron Vermut, a director and the former Chief Executive Officer of PMI, is the son of Stephan P. Vermut, who served as Executive Chairman of PMI until April 1, 2016 and as a director of PMI until December 1, 2016. Mr. Stephan P. Vermut's total compensation in 2016 and 2015 was $451,108 and $411,800, respectively.
Participation in the Marketplace
PMI’s executive officers, directors and certain affiliates, have opened investor accounts on the marketplace and have made deposits to and withdrawals from their accounts, and invested in portions of borrowers’ loan requests from time to time in the past via purchases of Notes, and may do so in the future. The Notes and Borrower Loans were obtained on terms and conditions that were not more favorable than those obtained by other investors.
Financing Arrangements with Significant Shareholders, Directors and Officers
Since January 1, 2016, PMI has repurchased 385,230 shares for a total of $7,704.60 from Stephen Vermut.
For further information regarding stock ownership for executive officers, directors and security holders owning greater than 5% ownership of all PMI classes of voting securities please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Prosper Marketplace, Inc.”
Under the terms of the amended and restated voting agreement, dated April 7, 2015, certain investors in PMI’s convertible preferred stock, have each agreed, subject to maintaining certain ownership levels, to exercise their voting rights so as to elect one designee of Francisco Partners III, L.P., one designee of SC Prosper Holdings LLC, one designee of QPL Holdings (PF) LP, one designee of the Series A-1 convertible preferred stock holders, PMI’s Chief Executive Officer (“CEO”), one common director designated by the CEO, and two independent directors.
Under the terms of the amended and restated investor rights agreement, dated February 27, 2017, the holders of a majority of the registrable securities of PMI have the right to demand that PMI file a registration statement under the Securities Act, so long as the anticipated aggregate offering price, net of underwriting discounts and commissions, would exceed $20 million.  These registration rights are subject to specified conditions and limitations.  In addition, PMI is promptly required to give written notice to all holders of registrable securities prior to the filing of any registration statement under the Securities Act for purposes of a public offering of securities of PMI.  The amended and restated investor rights agreement also provides that if PMI registers any of its shares for public sale, stockholders with registration rights will have the right to include their shares in the registration statement, subject to specified conditions and limitations.  Further, in the amended and restated investor rights agreement, if PMI receives from any holders of registrable securities a written request that PMI effect a registration on Form S-3 (or any successor to Form S-3) or any similar short-form registration statement, PMI is required to use reasonable best efforts to file a Form S-3 registration statement and to effect such registration as would permit or facilitate the sale and distribution of all or such portion of such holder’s registrable securities as are specified in the request, so long as the anticipated aggregate offering price, net of underwriting discounts and commissions, would exceed $2.5 million.
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
Policies and Processes for Transactions Involving Related Parties

PMI’s board of directors has not adopted a formal policy or procedure that must be followed prior to any transaction, arrangement or relationship with a related person, as defined by SEC regulations.

PMI has adopted a corporate Code of Ethics and Corporate Governance (the “Code”) that is enforced throughout all levels of management and deals with conflicts of interest, among other things. The Code requires PMI’s directors, officers and employees to avoid any conduct or activities that conflict, or appear to conflict, with Prosper’s interests, or that may make it difficult for the individual to perform his or her duties objectively. The Code also requires directors and executive officers to disclose any actual or potential conflict of interest to PMI’s Chief Compliance Officer, who will report such conflicts to PMI’s Audit Committee for review.

PMI’s directors and executive officers are required each year to respond to a questionnaire regarding their independence. The questionnaire also requires each director and executive officer to identify if they or an immediate family member had been indebted to, or had been a participant in any material transactions with, PMI or any of its subsidiaries. Additionally, PMI’s directors and executive officers are required to disclose on a quarterly basis whether they or an immediate family member had made any direct or indirect investments on Prosper’s platform.

The standards applied pursuant to the above-described procedures are to provide comfort that potential conflicts of interest or related party transactions are identified and received appropriate oversight and review.
Director Independence
For information regarding director independence, see “Item 10. Directors, Executive Officers, and Corporate Governance—Prosper Marketplace, Inc.—Director Independence.”

Item 14.	Principal Accounting Fees and Services
Prosper Marketplace, Inc. and Prosper Funding LLC
Deloitte & Touche LLP (“Deloitte”) served as PMI and PFL’s independent registered public accounting firm for the fiscal year ended December 31, 2016 and is serving in such capacity for the current fiscal year. Deloitte was engaged in October 2014.
The aggregate fees billed by Deloitte for professional services to PMI and PFL were $2,724 thousand and $2,079 thousand in 2016 and 2015, respectively.
Audit Fees. The aggregate fees billed by Deloitte for professional services rendered for PMI and PFL for the audit of annual financial statements, the review of the quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were $2,316 thousand and $1,840 thousand in 2016 and 2015, respectively.
Audit Related Fees. The aggregate fees billed by Deloitte for professional assurance and related services reasonably related to the performance of the audit of the PMI and PFL’s financial statements, but not included under Audit Fees were $361 thousand and $237 thousand in 2016 and 2015, respectively.  These fees include merger and acquisition related due diligence, service organization control readiness assessment and service organization control assessment.
Tax Fees. The aggregate fees billed by Deloitte for 2016 and 2015 for professional services for tax compliance, tax advice and tax planning were $44 thousand and $0 in 2016 and 2015.
All Other Fees. Deloitte billed $2 thousand and $2 thousand, in 2016 and 2015, respectively, related to fees not included in “Audit”, “Audit Related Fees” or “Tax Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Prosper Marketplace, Inc.
San Francisco, CA

We have audited the accompanying consolidated balance sheets of Prosper Marketplace, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, other comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosper Marketplace, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
San Francisco, CA
March 17, 2017

Prosper Marketplace, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	December 31,	December 31,
ASSETS	2016	2015
Cash and Cash Equivalents	$22,337	$66,295
Restricted Cash	163,907	151,223
Available for Sale Investments, at Fair Value	32,769	73,187
Accounts Receivable	757	2,434
Loans Held for Sale, at Fair Value	624	32
Borrower Loans, at Fair Value	315,627	297,273
Property and Equipment, Net	24,853	24,965
Prepaid and Other Assets	4,606	6,433
Servicing Assets	12,786	14,363
Goodwill	36,368	36,368
Intangible Assets, Net	9,212	13,051
Total Assets	$623,846	$685,624
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Accounts Payable and Accrued Liabilities	$15,017	$22,409
Payable to Investors	142,644	136,507
Notes, at Fair Value	316,236	297,405
Other Liabilities	17,173	20,735
Convertible Preferred Stock Warrant Liability	21,711	—
Total Liabilities	512,781	477,056
Commitments and Contingencies (see Note 18)
Convertible Preferred Stock – $0.01 par value; 217,388,425 shares authorized; 177,388,425 issued and outstanding as of December 31, 2016; 177,388,425 shares authorized; 177,388,425 issued and outstanding as of December 31, 2015. Aggregate liquidation preference of $325,952 as of December 31, 2016 and 2015.	275,938	275,938
Stockholders' Deficit
Common Stock – $0.01 par value; 338,222,103 shares authorized; 70,843,044 shares issued and 69,907,109 outstanding as of December 31, 2016; 270,326,075 shares authorized; 70,367,425 issued and 69,431,490 outstanding as of December 31, 2015	212	127
Additional Paid-In Capital	123,988	102,971
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(265,648)	(146,907)
Accumulated Other Comprehensive Loss	(8)	(144)
Total Stockholders' Deficit	$(164,873)	$(67,370)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$623,846	$685,624
All share numbers reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(in thousands, except for share and per share amounts)

	Year ended December 31,
	2016	2015	2014
Revenues
Operating Revenues
Transaction Fees, Net	$95,130	$161,708	$68,229
Servicing Fees, Net	28,903	17,238	4,552
Gain on Sale of Borrower Loans	3,637	14,151	3,227
Other Revenues	5,245	7,687	1,828
Total Operating Revenues	132,915	200,784	77,836
Interest Income
Interest Income on Borrower Loans	44,649	41,606	42,087
Interest Expense on Notes	(41,187)	(38,174)	(38,734)
Net Interest Income	3,462	3,432	3,353
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(372)	59	128
Total Net Revenues	136,005	204,275	81,317
Expenses
Origination and Servicing	33,944	31,139	14,098
Sales and Marketing	70,146	112,284	41,971
General and Administrative	102,735	86,480	27,917
Restructuring Charges, Net	17,027	—	—
Other Expenses, Net	30,348	—	—
Total Expenses	254,200	229,903	83,986
Net Loss Before Taxes	(118,195)	(25,628)	(2,669)
Income Tax Expense	546	340	—
Net Loss	$(118,741)	$(25,968)	$(2,669)
Excess Return to Preferred Shareholders on Repurchase	—	—	(14,892)
Net Loss Applicable to Common Shareholders	$(118,741)	$(25,968)	$(17,561)
Net Loss Per Share – Basic and Diluted	$(1.85)	$(0.47)	$(0.39)
Weighted-Average Shares - Basic and Diluted	64,196,537	55,547,408	44,484,005
The weighted average number of shares and the net loss per share reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Other Comprehensive Loss
(in thousands)

	Year ended December 31,
	2016	2015	2014
Net Loss	$(118,741)	$(25,968)	$(2,669)
Other Comprehensive Income (Loss), Before Tax
Change in Net Unrealized Gain (Loss) on Available for Sale Investments, at Fair Value	148	(144)	—
Realized (Gain) Loss on Sale of Available for Sale Investments, at Fair Value	(12)	—	—
Other Comprehensive Income (Loss), Before Tax	136	(144)	—
Income tax effect	—	—	—
Other Comprehensive Income (Loss), Net of Tax	136	(144)	—
Comprehensive Loss	$(118,605)	$(26,112)	$(2,669)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance as of January 1, 2014	136,370,340	$44,822	67,944,015	$75	(911,320)	$(291)	$83,676	$—	$(103,952)	$(20,492)
Issuance of convertible preferred stock, Series C, net of issuance costs	24,404,770	69,958	—	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	295,750	1	—	—	76	—	—	77
Exercise of nonvested stock options	—	—	4,328,585	—	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(909,465)	—	(24,615)	(12)	—	—	—	(12)
Restricted stock vested	—	—	—	25	—	—	320	—	—	345
Exercise of warrants	—	—	584,615	1	—	—	226	—	—	227
Stock-based compensation expense	—	—	—	—	—	—	2,042	—	—	2,042
Repurchase of preferred stock	(7,275,325)	(3,635)	—	—	—	—	—	—	(14,892)	(14,892)
Net loss	—	—	—	—	—	—	—	—	(2,669)	(2,669)
Balance as of January 1, 2015	153,499,785	$111,145	72,243,500	$102	(935,935)	$(303)	$86,340	$—	$(121,513)	$(35,374)
Cumulative effect of adoption of fair value method for servicing rights	—	$—	—	$—	—	$—	$—	$—	$574	$574
Issuance of convertible preferred stock, Series D, net of issuance costs	23,888,640	164,793	—	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	3,125,890	8	—	—	771	—	—	779
Exercise of nonvested stock options	—	—	76,045	—	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(1,493,775)	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(4,241,300)	(23,114)	—	—	—	(23,114)
Restricted stock vested	—	—	—	17	—	—	471	—	—	488
Restricted stock units sold	—	—	450,000	—	—	—	1,630	—	—	1,630
Exercise of warrants	—	—	207,065	—	—	—	125	—	—	125
Stock-based compensation expense	—	—	—	—	—	—	13,634	—	—	13,634
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	(144)	—	(144)
Net Loss	—	—	—	—	—	—	—	—	(25,968)	(25,968)
Balance as of December 31, 2015	177,388,425	275,938	74,608,725	127	(5,177,235)	(23,417)	102,971	(144)	(146,907)	(67,370)
Exercise of vested stock options	—	—	466,300	6	—	—	305	—	—	311
Repurchase of restricted stock	—	—	(673,750)	—	—	—	—	—	—	—
Restricted stock vested	—	—	—	79	—	—	196	—	—	275
Issuance of common stock, for settlement of vested RSUs	—	—	635,068	—	—	—	—	—	—	—
Exercise of warrants	—	—	48,001	—	—	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	—	—	20,505	—	—	20,505
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	136	—	136
Net Loss	—	—	—	—	—	—	—	—	(118,741)	(118,741)
Balance as of December 31, 2016	177,388,425	$275,938	75,084,344	$212	(5,177,235)	$(23,417)	$123,988	$(8)	$(265,648)	$(164,873)

The number of shares reflects a 5-for-1 forward stock split effected by PMI on February 16, 2016.
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(118,741)	$(25,968)	$(2,669)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	372	(59)	(596)
Depreciation and Amortization	13,220	7,649	2,097
Gain on Sales of Borrower Loans	(9,634)	(14,561)	(4,048)
Amortization and Change in Fair Value of Servicing Rights	11,053	4,860	792
Stock-Based Compensation Expense	19,787	13,011	2,021
Restructuring Liability	6,052	—	—
Change in Fair Value of Contingent Consideration	199	1,001	—
Other, Net	1,534	216	444
Warrants Issued for Contract Termination	21,711	—	—
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,979,952)	(3,517,467)	(1,416,715)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,979,352	3,525,759	1,411,531
Restricted Cash Except for those Related to Investing Activities	(5,459)	(68,896)	(28,125)
Accounts Receivable	1,677	865	(2,856)
Prepaid and Other Assets	1,825	(1,360)	(2,840)
Accounts Payable and Accrued Liabilities	379	6,493	8,047
Payable to Investors	6,137	72,013	26,469
Other Liabilities	(12,179)	1,888	1,797
Net cash provided by (Used in) Operating Activities	(62,667)	5,444	(4,651)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(217,582)	(197,436)	(177,088)
Principal Payments of Borrower Loans Held at Fair Value	173,710	151,893	121,082
Purchases of Property and Equipment	(10,760)	(15,977)	(12,246)
Maturities of Short Term Investments	1,279	1,274	1,271
Purchases of Short Term Investments	(1,277)	(1,277)	(1,274)
Purchases of Available for Sale Investments, at Fair Value	(11,725)	(77,538)	—
Proceeds from Sale of Available for Sale Securities	12,445	4,022	—
Maturities of Available for Sale Securities	39,593	—	—
Acquisition of Businesses, Net of Cash Acquired	—	(38,147)	—
Changes in Restricted Cash Related to Investing Activities	(7,225)	(1,027)	(3,351)
Net Cash Used in Investing Activities	(21,542)	(174,213)	(71,606)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	217,767	197,228	176,865
Payments of Notes Held at Fair Value	(173,958)	(151,838)	(120,909)
Repayment of Borrowings	—	(5,047)	—
Proceeds from Issuance of Convertible Preferred Stock, Net	—	164,793	69,958
Proceeds from Exercise of Warrants and Stock Options including Early Exercise, and Issuance of Restricted Stock	541	5,004	1,118
Repurchase of Common Stock and Restricted Stock	(80)	(23,246)	(30)
Repurchase of Preferred Stock	—	—	(18,527)
Taxes Paid for Awards Vested Under Equity Incentive Plans	(219)	(2,387)	—
Contingent Consideration Paid	(3,800)	—	—
Net Cash Provided by Financing Activities	40,251	184,507	108,475
Net Increase (Decrease) in Cash and Cash Equivalents	(43,958)	15,738	32,218
Cash and Cash Equivalents at Beginning of the Year	66,295	50,557	18,339
Cash and Cash Equivalents at End of the Year	$22,337	$66,295	$50,557
Cash Paid for Interest	$40,369	$38,168	$41,053
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	382	1,483	1,550
Non-Cash Investing Activity- Amount Payable for the Acquisition of Business	$—	$4,488	$—
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Business
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
The marketplace is designed to allow investors to invest in Borrower Loans in an open, transparent marketplace, with the aim of allowing both investors and borrowers to benefit financially as well as socially. Prosper believes marketplace lending represents a model of consumer lending, where individuals and institutions can earn the interest spread of a traditional consumer lender but must also assume the credit risk of a traditional consumer lender.
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
As of December 31, 2016, the marketplace is open to investors in 30 states and the District of Columbia. Additionally, as of December 31, 2016, the marketplace is open to borrowers in 45 states and the District of Columbia. Currently our marketplace does not operate internationally.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of PMI and its wholly owned subsidiaries including PFL, PHL and BillGuard. All intercompany balances and transactions between PMI and its subsidiaries have been eliminated in consolidation. PMI and PFL’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures, including contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of Loans Held for Sale, Borrower Loans and associated Notes, valuation of servicing rights, valuation allowance on deferred tax assets, stock-based compensation expense, intangible assets, goodwill, contingent consideration, restructuring liability, convertible preferred stock warrant liability and contingent liabilities. Actual results could differ from those estimates.
Certain Risks
In the normal course of its business, Prosper encounters significant credit risk. Financial instruments that potentially subject Prosper to significant credit risk consist primarily of cash, cash equivalents, available for sale investments, Borrower Loans held and restricted cash. Prosper places cash, cash equivalents, and restricted cash with high-quality financial institutions and is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds federally insured amounts. Prosper performs periodic evaluations of the relative credit standing of these financial institutions and has not recognized any losses in earnings from instruments held at these financial institutions.
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
Reclassifications
Due to the early adoption of ASU 2016-09 on January 1, 2016, reclassifications were made to the financing section of the consolidated statements of cash flows to reflect employee taxes paid to a tax authority to satisfy the employer's statutory income tax withholding obligation in relation to the exercise of stock awards.  Prior period amounts have been reclassified to conform to the current presentation.
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
As a result of the nature of the retained servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans.   For all of these entities we either do not have the power to direct the activities that most significantly affect the VIE’s economic performance or we do not have a potentially significant economic interest in the VIE.   In no case are we the primary beneficiary, therefore, we do not consolidate these entities.

Management regularly reviews and reconsiders its previous conclusions regarding the status of an entity as a VIE and whether we are required to consolidate such VIE in the consolidated financial statements.
Cash and Cash Equivalents
Cash includes various unrestricted deposits with highly rated financial institutions. Cash equivalents consist of highly liquid marketable securities with original maturities of three months or less at the time of purchase and consist primarily of money market funds, commercial paper, US treasury securities and US agency securities. Cash equivalents are recorded at cost, which approximates fair value.
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
Available for Sale Investments
Available for sale securities consist of commercial paper with terms longer than three months, US treasury securities, US agency securities and corporate debt securities.  Available for sale investments are recorded at fair value with unrealized gains and losses reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders' equity unless management determines that an investment is other-than-temporarily impaired.
Management evaluates whether impairment of available for sale debt securities are other than temporary impairment (“OTTI”) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if Prosper intends to sell the investment or if it is more likely than not that it will be required to sell such investment before any anticipated recovery. If management determines that an investment is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and then-current fair value.
An investment is also OTTI if management does not expect to recover all of the amortized cost of the investment. In this circumstance, the impairment recognized in earnings represents estimated credit losses, and is measured by the difference between the present value of expected cash flows and the amortized cost of the investment. Management utilizes cash flow models to estimate the expected future cash flow from the securities to estimate the credit loss. Expected cash flows are discounted using the investment's effective interest rate.   The evaluation of whether Prosper expects to recover the amortized cost of an investment is inherently judgmental. The evaluation includes the assessment of several bond performance indicators, including the current price and magnitude of the unrealized loss and whether Prosper has received all scheduled principal and interest payments. There were no impairment charges recognized during the years ended December 31, 2016 and December 31, 2015.
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
Financial instruments consist principally of Cash and Cash Equivalents, Restricted Cash, Available for Sale Investments, Borrower Loans, Loans Held for Sale, Accounts Receivable, Accounts Payable and Accrued Liabilities, Payable to Investors, Convertible Preferred Stock Warrant Liability and Notes. Servicing Assets and Liabilities are also subject to fair value measurement within the financial statements of Prosper. The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short term nature.
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
The obligation to pay principal and interest on any series of Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of our servicing fee which is generally 1.0% of the outstanding balance.  The fair value election for Notes and Borrower Loans allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to investors that are dependent upon borrower payments. As such, the fair value of a series of Notes is approximately equal to the fair value of the corresponding Borrower Loan, adjusted for the 1.0% servicing fee and the timing of loan purchase, note issuance and borrower payments subsequently disbursed to such Note holders.  As a result, the valuation of the Notes uses the same methodology and assumptions as the Borrower Loans, except that the Notes incorporate the 1% servicing fee and any differences in timing in payments. Any unrealized gains or losses on the Borrower Loans and Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations. The effective interest rate associated with a group of Notes is less than the interest rate earned on the corresponding Borrower Loan due to the 1.0% servicing fee. See Note 4 for a roll-forward and further discussion of the significant assumptions used to value Borrower Loans and Notes.

Restructuring Charges
Restructuring charges consist of severance costs and contract termination related costs and impairment charges associated with the severance actions. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company. A liability for contract termination costs is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals.
Borrower Loans and Notes
Through the Note Channel, Prosper purchases Borrower Loans from WebBank then issues Notes, and holds the Borrower Loans until maturity. The obligation to repay a series of Notes originated through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans and Notes originated through the Note Channel are carried on Prosper’s consolidated balance sheets as assets and liabilities, respectively. We choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows both the Borrower Loans and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made. Prosper estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies adjusted for the expected prepayment, loss, recovery and default rates.   The Borrower Loans are not derecognized when a corresponding Note is issued as Prosper maintains the ability to sell the Borrower Loans without the approval of the holders of the corresponding Notes.
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
Loans Held for Sale
Loans Held for Sale are comprised of Borrower Loans held for short durations and are recorded at fair value. The fair value is estimated using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of other Borrower Loans. We measure Loans Held for Sale at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows for the Loans Held for Sale to be measured at fair value similar to Borrower Loans and Notes. The fair value election, with respect to an item, may not be revoked once an election is made.

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
Goodwill and Intangibles
Goodwill associated with business combinations is computed by recognizing the portion of the purchase price that is not tied to individually identifiable and separately recognizable assets. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Our annual impairment testing date is October 1. Impairment exists whenever the carrying value of goodwill exceeds its implied fair value. Adverse changes in impairment indicators such as loss of key personnel, increased regulatory oversight, or unplanned changes in our operations could result in impairment. We did not recognize any goodwill impairments during the years ended December 31, 2016 and 2015.
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
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant assumptions in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and brand names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value, whichever comes first, any subsequent adjustments are recorded to earnings. The measurement period has closed for all acquisitions.
Payable to Investors
Payable to investors primarily represents our obligation to investors related to cash held in an account for the benefit of investors and payments-in-process received from borrowers.
Convertible Redeemable Preferred Stock Warrant Liabilities
Freestanding warrants to acquire shares that may be redeemable are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity "ASC" 480"). Under ASC 480, freestanding warrants to purchase the Company’s convertible redeemable preferred stock are classified as a liability on the consolidated balance sheets and carried at fair value because the warrants may conditionally obligate the Company to transfer assets at some point in the future. The Company initially measured the warrants at fair value on issuance. The warrants are subject to remeasurement to fair value at each balance sheet date, and any change in their fair value is recognized as a component of other expense, net, in the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants, the completion of a deemed liquidation event, or the conversion of convertible redeemable preferred stock into common stock.
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

Loan Trailing Fee
On July 1, 2016, Prosper signed a series of agreements with WebBank which, among other things, includes an additional program fee ( the "Loan Trailing Fee") paid to WebBank in connection with the performance of each loan sold to Prosper. These agreements are effective as of August 1, 2016. The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, irrespective of whether the loans are sold by Prosper, and gives WebBank an ongoing financial interest in the performance of the loans it originates. This fee is paid by Prosper to WebBank over the term of the respective loans and is a function of the principal and interest payments made by borrowers of such loans. In the event that principal and interest payments are not made with respect to any loan, Prosper is not required to make the related Loan Trailing Fee payment. The obligation to pay the Loan Trailing Fee for any loan sold to Prosper is recorded at fair value at the time of the origination of such loan within Other Liabilities and recorded as a reduction of Transaction Fees, net. Any changes in the fair value of this liability are recorded in Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net on the consolidated statements of operations. The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and defaults rates.
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
Servicing Fees
Investors who purchase Borrower Loans from Prosper typically pay Prosper a servicing fee which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. Historically the servicing fee was set at 1.0% per annum and was increased to 1.075% per annum in August 2016 for loans originated after July 2016. The servicing fee compensates Prosper for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Prosper records servicing fees from Investors as a component of operating revenue when received.
Gain on Sale of Borrower Loans
Prosper recognizes gains or losses on the sale of Borrower Loans when it is retained for the servicing of Borrower Loans by WebBank. Additionally, Prosper recognizes gains or losses on the sale of Borrower Loans when it sells Borrower Loans to third parties. Gains or losses on sales of Borrower Loans that are recognized at the time of sale and are determined by the difference between the net sales proceeds, fair value of any servicing rights retained and the carrying value of the Borrower Loans sold.
Interest Income on Borrower Loans, and Interest Expense on Notes
Prosper recognizes interest income on Borrower Loans originated through the Note Channel and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent Prosper believes it to be collectable.
Advertising Costs
Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying Consolidated Statements of Operations. Prosper incurred advertising costs of $48.1 million, $60.1 million and 24.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Prosper’s policy is to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes. U.S. Federal, Israel, California, and other state income tax returns are filed. Prosper is currently not undergoing any income tax examinations. Due to the net operating loss, generally all tax years remain open.
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
Other (Income) Expense, net
Other (income) expense, net includes interest income from available for sale securities, accretion on available for sale securities, changes in fair value of contingent liabilities, realized gains and losses on the sale of available for sale securities, changes in fair value of convertible preferred stock warrant liabilities and contract termination costs that are expected to be non-recurring and not part of restructuring activities.
Comprehensive Income
Marketable debt securities are generally considered available-for-sale and are carried at fair value, based on quoted market prices or other readily available market information. Gains and losses are recognized when realized using the specific identification method and included in Other Income in the Consolidated Statements of Operations. Unrealized gains and losses, net of taxes, are included in Accumulated Other Comprehensive Income, which is reflected as a separate component of stockholders’ deficit in our Consolidated Balance Sheet. If we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to an identified loss is recognized in income. Prosper monitors its investment portfolio for potential impairment on a quarterly basis.
Recent Accounting Pronouncements
In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the “FASB” issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard will be effective for Prosper in the first quarter of fiscal 2018. In August 2015, the FASB issued ASU No. 2015-14, which amended the standard to provide a one-year deferral of the effective date, as well as providing the option to early adopt the standard on the original effective date. Accordingly, Prosper may adopt the standard in either Prosper’s fiscal year ending December 31, 2017 or 2018. Prosper intends to adopt the guidance for Prosper's fiscal year ending December 31, 2018. The guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Prosper expects to adopt this ASU on a modified retrospective basis in the first quarter of fiscal 2018.  Our evaluation of this ASU is ongoing and not complete. The FASB has issued and may issue in the future, interpretative guidance, which may cause our evaluation to change. Our preliminary results indicate that transaction fees are included in the scope of the new guidance, while servicing fees and gain or loss on the sale of loans remain within the scope of ASC topic 860, Transfers and Servicing. While we anticipate some changes to revenue recognition for certain customer contracts, Prosper does not currently believe that this ASU will have a material effect on our Consolidated Financial Statements.
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
In February 2015, the FASB issued ASU 2015-2, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-2 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-2 is effective for periods beginning after December 15, 2015 with early adoption permitted. Prosper has decided to early adopt this guidance effective January 1, 2015, and the adoption of this standard had no impact on Prosper’s financial statements.
In April 2015, the FASB issued ASU 2015-5 “Customers’ Accounting for Fees Paid in Cloud Computing Arrangement”, which will be effective for the annual reporting period beginning after December 15, 2015. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract.  Prosper adopted this guidance on January 1, 2016, and the adoption of this standard did not have a material impact on Prosper’s financial statements.
In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments". The new guidance simplifies the accounting for measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. Prosper adopted this guidance on January 1, 2016, and the adoption of this standard did not have a material impact on Prosper’s financial statements.
In January 2016, the FASB issued ASU 2016-1, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance will be effective for us in the first quarter of our fiscal year 2019, and early adoption is not permitted. Prosper is currently evaluating the impact that this guidance will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-2, "Leases (Topic 842)", which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures.  This guidance will be effective for us in the first quarter of our fiscal year 2019, and early adoption is permitted. Prosper is currently evaluating the impact that this guidance will have on its consolidated financial statements, however we do expect that this guidance will have a material impact on Prosper's consolidated financial statements. As of December 31, 2016, Prosper has a total of $59.7 million in non-cancelable operating lease commitments.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)".  This guidance makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This guidance will be effective for us in the first quarter of our fiscal year 2017, and early adoption is permitted. Prosper has decided to early adopt this guidance effective January 1, 2016, the adoption of this standard did not have a material impact on Prosper’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. This guidance will be effective for Prosper in the first quarter of our fiscal year 2018, and early adoption is permitted. Prosper is currently evaluating the impacts the adoption of this accounting standard will have on Prosper's statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16)", which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. Prosper is currently evaluating the impact that this guidance will have on its consolidated financial statements, however we do not expect the standard to have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18)", which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. Prosper is currently evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The standard eliminates Step 2 from the goodwill impairment test, which requires a hypothetical purchase price allocation. Prosper will continue to have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard should be applied on a prospective basis. Prosper is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

3.	Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Property and equipment:
Computer equipment	$14,107	$10,522
Internal-use software and website development costs	16,750	10,990
Office equipment and furniture	3,010	2,442
Leasehold improvements	7,038	5,719
Assets not yet placed in service	1,222	3,242
Property and equipment	42,127	32,915
Less accumulated depreciation and amortization	(17,274)	(7,950)
Total property and equipment, net	$24,853	$24,965
Depreciation and amortization expense for property and equipment for 2016, 2015 and 2014 was $9,381 thousand, $6,080 thousand and 2,097 thousand, respectively. Prosper capitalized internal-use software and website development costs in the amount of $6,251 thousand, $7,348 thousand and $846 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. Prosper recorded impairment charges of $1,083 thousand, $0 thousand and $322 thousand for the years ended

December 31, 2016, 2015 and 2014 respectively, as a result of our decision to discontinue several software and website development projects and to cease the use of certain leased properties and related leasehold improvements, computer equipment and furniture at these locations.

4.	Borrower Loans, Loans Held for Sale, and Notes Held at Fair Value
The fair value of the Borrower Loans originated and Notes issued through the Note Channel is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used to value such Borrower Loans and Notes include default rates derived from historical performance, market conditions and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. The obligation to pay principal and interest on any series of Notes is equal to the payments, if any, received on the corresponding Borrower Loan, net of the servicing fee. As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans originated through the Note Channel, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to the Note holders. The effective interest rate associated with a series of Notes will be less than the interest rate earned on the corresponding Borrower Loan due to the servicing fee.
At December 31, 2016 and 2015, Borrower Loans, Notes and Loans Held for Sale (in thousands) were:

	Borrower Loans		Notes		Loans Held for Sale
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Aggregate principal balance outstanding	$319,143	$296,945	$(323,358)	$(294,331)	$641	$42
Fair value adjustments	(3,516)	328	7,122	(3,074)	(17)	(10)
Fair value	$315,627	$297,273	$(316,236)	$(297,405)	$624	$32
At December 31, 2016, outstanding Borrower Loans had original maturities between 36 and 60 months, had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2021. At December 31, 2015, Loans Held for Sale and Borrower Loans had original terms between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2020.
Within the change in fair value of Borrower Loans, Prosper recorded a loss of approximately $2.4 million that is attributable to changes in the credit risks related to Borrower Loans during the year ending December 31, 2016.
As of December 31, 2016 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $3.2 million and a fair value of $1.0 million. As of December 31, 2015 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $2.3 million and a fair value of $0.9 million. We place loans on non-accrual status when they are over 120 days due. As of December 31, 2016 and 2015, Borrower Loans in non-accrual status had a fair value of $0.5 million and $0.1 million, respectively.

5.	Loan Servicing Assets and Liabilities
Prosper initially records servicing assets and liabilities at their estimated fair values when Prosper sells Borrower Loans in their entirety to unrelated third-party buyers. During 2014, the initial fair value of such servicing assets or liabilities was amortized in proportion to the estimated servicing income or loss and was amortized over the period of servicing income or loss. The total gains recognized on the sale of such Borrower Loans were $3.6 million and $14.2 million and $4.0 million for the years ended December 31, 2016 and 2015 and 2014 respectively.  For the years ended December 31, 2016 and 2015, servicing assets and liabilities were measured at fair value subsequent to the initial recognition.  For the year ended December 31, 2014, no impairment was recorded.
At December 31, 2016, Borrower Loans that were sold to unrelated third parties, but for which we retained servicing rights had a total outstanding principal balance of $3.5 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and maturity dates through December 2021.  At December 31, 2015, Borrower Loans that were sold but for which we retained servicing rights had a total outstanding principal balance of $3.8 billion, original terms between 36 and 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 31.90% and maturity dates through December 2020.
$38.9 million, $22.1 million and $5.3 million of contractually specified servicing fees, late charges and ancillary fees are included on our Statement of Operations in Servicing Fees, Net for the years ended December 31, 2016, 2015 and 2014, respectively.
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

6.	Available for Sale Investments, at Fair Value
Available for sale investments are recorded at fair value and unrealized gains and losses are reported, net of taxes, in Accumulated Other Comprehensive Loss included in Stockholders' Deficit unless management determines that an investment is OTTI.

The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of December 31, 2016 and December 31, 2015, are as follows (in thousands):

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate debt securities	$21,762	$1	$(10)	$21,753
US Treasury securities	8,516	3	(3)	8,516
Agency bonds	2,499	1	—	2,500
Total Available for Sale Investments	$32,777	$5	$(13)	$32,769

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate debt securities	$50,327	$1	$(94)	$50,234
Commercial paper	9,493	—	—	9,493
US Treasury securities	8,512	—	(41)	8,471
Agency bonds	2,499	—	(8)	2,491
Total fixed maturity securities	70,831	1	(143)	70,689
Short term bond funds	2,500	—	(2)	2,498
Total Available for Sale Investments	$73,331	$1	$(145)	$73,187
A summary of available for sale investments with unrealized losses as of December 31, 2016, aggregated by category and period of continuous unrealized loss, is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Corporate debt securities	$—	$—	$14,651	$(10)	$14,651	$(10)
U.S. treasury securities	—	—	4,499	(3)	4,499	(3)
Total Investments with Unrealized Losses	$—	$—	$19,150	$(13)	$19,150	$(13)
The maturities of available for sale investments at December 31, 2016, are as follows (in thousands):

	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Corporate debt securities	21,753	—	—	—	21,753
US Treasury securities	8,516	—	—	—	8,516
Agency bonds	2,500	—	—	—	2,500
Total Fair Value	$32,769	$—	$—	$—	$32,769
Total Amortized Cost	$32,777	$—	$—	$—	$32,777

Prosper sold investments in available for sale securities in the amount of $12.4 million during the year ended December 31, 2016 which resulted in a gain of $12 thousand.

7.	Fair Value of Assets and Liabilities
For a description of the fair value hierarchy and Prosper’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. Prosper did not transfer any assets or liabilities in or out of level 3 during the year ended December 31, 2016.
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
Investments held at fair value consist of available for sale investments.  The available for sale investments consist of corporate debt securities, US treasury securities and agency bonds.  When available, Prosper uses quoted prices in active markets to measure the fair value of available for sale securities. When utilizing market data and bid-ask spreads, Prosper uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, Prosper uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. Prosper generally obtains prices from at least two independent pricing sources for assets recorded at fair value. Prosper's primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information, such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar securities. Prosper compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. Prosper does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.
The Convertible Preferred Stock Warrant Liability is valued using a Black Scholes-Option pricing model. Refer to Note 13 for further details.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$315,627	$315,627
Loans Held for Sale	—	—	624	624
Available for Sale Investments, at Fair Value	—	32,769	—	32,769
Servicing Assets	—	—	12,786	12,786
Total Assets	—	32,769	329,037	361,806
Liabilities:
Notes	$—	$—	$316,236	$316,236
Servicing Liabilities	—	—	198	198
Convertible Preferred Stock Warrant Liability	—	—	21,711	21,711
Loan Trailing Fee Liability	—	—	665	665
Total Liabilities	$—	$—	$338,810	$338,810

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$297,273	$297,273
Loans Held for Sale	—	—	32	32
Available for Sale Investments, at Fair Value	—	73,187	—	73,187
Servicing Assets	—	—	14,363	14,363
Total Assets	—	73,187	311,668	384,855
Liabilities:
Notes	$—	$—	$297,405	$297,405
Servicing Liabilities	$—	$—	$484	$484
Contingent Consideration	$—	$—	$4,801	$4,801
Total Liabilities	$—	$—	$302,690	$302,690
As Prosper’s Borrower Loans, Loans Held for Sale, Notes, Servicing Assets, Servicing Liabilities and Loan Trailing Fee Liability, do not trade in an active market with readily observable prices, Prosper uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at December 31, 2016:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	December 31, 2016	December 31, 2015
Discount rate	4.0% - 15.9%	4.3% - 14.5%
Default rate	1.7% - 14.9%	1.4% - 14.4%
Servicing Assets and Liabilities:

Range
Unobservable Input	December 31, 2016	December 31, 2015
Discount rate	15% - 25%	15% - 25%
Default rate	1.5% - 15.2%	1.2% - 14.7%
Prepayment rate	13.6% - 26.6%	14.3% - 25.6%
Market servicing rate (1)	0.625%	0.625%
(1) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2016 and 2015, the market rate for collection fees and non-sufficient fund fees was assumed to be 12 basis points and 8 basis points for a weighted-average total market servicing rate of 74.5 basis points and 70.5 basis points respectively.
At December 31, 2016 and 2015, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2016	$297,273	$(297,405)	$32	$(100)
Purchase of Borrower Loans/Issuance of Notes	217,582	(217,767)	1,979,952	$1,979,767
Principal repayments	(171,195)	173,958	(447)	$2,316
Borrower Loans sold to third parties	(2,515)	—	(1,978,905)	$(1,981,420)
Other changes	416	(591)	(1)	$(176)
Change in fair value	(25,934)	25,569	(7)	$(372)
Balance at December 31, 2016	$315,627	$(316,236)	$624	$15

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2015	$273,243	$(273,783)	$8,463	$7,923
Purchase of Borrower Loans/Issuance of Notes	197,436	(197,228)	3,517,467	3,517,675
Principal repayments	(151,038)	151,025	(552)	(565)
Borrower Loans sold to third parties	(855)	813	(3,525,207)	(3,525,249)
Other changes	81	(6)	(18)	57
Change in fair value	(21,594)	21,774	(121)	59
Balance at December 31, 2015	$297,273	$(297,405)	$32	$(100)
The following table presents additional information about the Level 3 servicing assets and liabilities measured at fair value on a recurring basis (in thousands):

	Servicing Assets	Servicing Liabilities
Amortized Cost at January 1, 2015	$4,163	$624
Adjustments to adopt fair value measurement	$545	$(29)
Fair Value at January 1, 2015	$4,708	$595
Additions	14,909	283
Less: Changes in fair value	(5,254)	(394)
Fair Value at January 1, 2016	14,363	484
Additions	9,833	9
Less: Changes in fair value	(11,410)	(295)
Fair Value at December 31, 2016	$12,786	$198

The following table presents additional information about level 3 Preferred Stock Warrant Liability measured at fair value on a recurring basis (in thousands):

Balance at January 1, 2016	$—
Add Issuances of Preferred Stock Warrant	21,704
Change in fair value of the preferred stock warrant liability	7
Balance at December 31, 2016	$21,711
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Balance at January 1, 2016	$—
Issuances	647
Cash payment of Loan Trailing Fee	(21)
Change in fair value	39
Balance at December 31, 2016	$665
Contingent Consideration:
On October 9, 2015, PMI, purchased 100% of the outstanding shares of BillGuard. The contingent consideration was primarily performance-based and was to be determined over a one-year period from the date of purchase. Total contingent consideration was due in October 2016 was based on revenues generated and other criteria.  Certain criteria were met that resulted in full payout of the contingent consideration. We measured the fair value of the contingent consideration using a probability-weighted discounted cash flow approach. Some of the significant inputs used for the valuation are not observable in the market and are thus Level 3 inputs. Contingent consideration is recorded in the consolidated balance sheet under "Other Liabilities." Significant increases or decreases in certain underlying assumptions used to value the contingent consideration could significantly increase or decrease the fair value estimates recorded in the Consolidated Balance Sheets.  On October 9, 2015, the fair value of the contingent consideration was $3.8 million, during the year ended December 31, 2015 there were fair value changes of $1.0 million resulting in a fair value of $4.8 million at December 31, 2015. During the year ended December 31, 2016 there were fair value changes of $0.2 million that increased the fair value. The contingent consideration was paid in 2016 and at December 31, 2016 had a balance of $0.
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at December 31, 2016 for Borrower Loans, Loans Held for Sale and Notes originated through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans / Loans Held for Sale		Notes
Discount rate assumption:	7.30%	*	7.30%	*
Resulting fair value from:
100 basis point increase	$312,424		$313,022
200 basis point increase	309,302		309,888
Resulting fair value from:
100 basis point decrease	$318,913		$319,535
200 basis point decrease	322,288		322,921

Default rate assumption:	11.94%	*	11.94%	*
Resulting fair value from:
100 basis point increase	$312,171		$312,759
200 basis point increase	308,833		309,401
Resulting fair value from:
100 basis point decrease	$319,112		$319,743
200 basis point decrease	322,640		323,294
* Represents weighted average assumptions considering all credit grades.
The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of December 31, 2016 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Weighted average market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$11,918	$217
Market servicing rate decrease to 0.60%	$13,654	$177

Weighted average prepayment assumptions	20.02%	20.02%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	$12,581	$194
Applying a 0.9 multiplier to prepayment rate	$12,992	$201

Weighted average default assumptions	11.59%	11.59%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$12,592	$198
Applying a 0.9 multiplier to default rate	$12,984	$198
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
On January 23, 2015, PMI acquired all of the outstanding limited liability company interests of American HealthCare Lending, LLC, and merged American HealthCare Lending with and into PHL, with PHL surviving the merger (the “Merger”). Under the terms of the purchase agreement, the sellers of American HealthCare Lending received an aggregate of $20.2 million in cash on the closing date and received $0.8 million in cash in January 2016.
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
On October 9, 2015, PMI acquired all of the outstanding shares of BillGuard. PMI merged BillGuard with and into Beach Merger Sub, Inc., a newly established entity wholly owned by PMI, with BillGuard surviving the merger. Under the terms of the purchase agreement, the sellers of BillGuard received an aggregate of approximately $20 million in cash on the closing date and received $5 million in cash in October 2016 after the contingencies were met.
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
The allocation of the purchase price has been finalized as the measurement period has ended.
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
The following unaudited pro forma financial information summarizes the combined results of operations for Prosper and BillGuard, as though the companies were combined as of January 1, 2014. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisition occurred as of January 1, 2015, nor is it indicative of future operating results. The pro forma results presented below include, amortization of acquired intangible assets and compensation expense related to the post-acquisition compensation arrangements entered into with the continuing employees (in thousands, except per share information):

Year Ended December 31,	2015	2014
Total net revenue	$204,350	$81,195
Net loss (1)	(33,677)	(16,728)
Basic and diluted net loss per share attributable to common stockholders	$(0.61)	$(0.71)

(1)	Net loss for the year ended December 31, 2015 excludes $1.6 million of one-time acquisition-related costs expenses incurred in 2015.

10.	Goodwill and Other Intangible Assets
Goodwill

The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill - January 1, 2015	$—
2015 acquisitions	$36,368
Goodwill - December 31, 2015	$36,368
2016 acquisitions	—
Goodwill - December 31, 2016	$36,368
 We did not record any goodwill impairment expense for the years ended December 31, 2016, 2015 and 2014.
Other Intangible Assets
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$8,310	$(2,393)	$5,917	3.8
User base and customer relationships	6,250	(2,955)	3,295	8.3
Brand name	60	(60)	—	0.0
Total intangible assets subject to amortization	$14,620	$(5,408)	$9,212

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$8,310	$(622)	$7,688	4.8
User base and customer relationships	6,250	(892)	5,358	9.1
Brand name	60	(55)	5	0.1
Total intangible assets subject to amortization	$14,620	$(1,569)	$13,051
We did not record any intangible additions for the year ended December 31, 2016.
The user base and customer relationship intangible assets are being amortized on an accelerated basis over a three to ten year period. The technology and brand name intangible assets are being amortized on a straight line basis over three to five years and one year, respectively.
Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $3.8 million, $1.6 million and $0 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2017	$3,260
2018	2,329
2019	1,779
2020	1,344
Thereafter	500
Total	$9,212

11.	Other Liabilities
Other Liabilities includes the following (in thousands):

	Year Ending December 31,
	2016	2015
Class action settlement liability	$2,996	$5,949
Repurchase liability for unvested restricted stock awards	118	473
Contingent consideration	—	4,801
Deferred revenue	226	1,591
Servicing liabilities	198	484
Deferred rent	4,469	5,240
Restructuring liability	6,052	—
Other	3,114	2,197
Total Other Liabilities	$17,173	$20,735

12.	Net Loss Per Share
Prosper computes net loss per share in accordance with ASC Topic 260, Earnings Per Share (“ASC Topic 260”). Under ASC Topic 260, basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities.
We compute Earnings per Share (“EPS”) using the two-class method. The two-class method allocates earnings that otherwise would have been available to common shareholders to holders of participating securities. We consider all series of our convertible preferred stock to be participating securities due to their rights to participate in dividends with common stock. As such, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders. All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of PMI’s convertible preferred stock was entitled to participate on an if converted basis in distributions of earnings, when and if declared by the board of directors, that were made to common stockholders and as a result these shares were considered participating securities. During the year ended December 31, 2016, 2015 and 2014, certain shares issued as a result of the early exercise of stock options, which are subject to a repurchase right by PMI, were entitled to receive non-forfeitable dividends during the vesting period and as a result were considered participating securities.
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
Basic and diluted net loss per share was calculated as follows (net loss in thousands):

	Year ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(118,741)	$(25,968)	$(2,669)
Excess return to preferred shareholders on repurchase	—	—	(14,892)
Net loss available to common stockholders for basic and diluted EPS	(118,741)	(25,968)	(17,561)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	64,196,537	55,547,408	44,484,005
Basic and diluted net loss per share	$(1.85)	$(0.47)	$(0.39)

Due to losses attributable to PMI’s common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock or if converted method:

	Year ended December 31,
	2016	2015	2014
	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	177,388,425	177,388,425	153,499,785
Stock options issued and outstanding	44,099,577	34,358,106	24,974,990
Unvested stock options exercised	1,126,210	9,806,170	20,571,345
Restricted Stock Units	351,721	190,517	—
Warrants issued and outstanding	988,513	588,660	884,435
Series E Convertible Preferred Stock warrants	1,254,111	—	—
Total common stock equivalents excluded from diluted net loss per common share computation	225,208,557	222,331,878	199,930,555
The number of shares issued and outstanding reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.

13.	Convertible Preferred Stock, Warrant Liability and Stockholders’ Deficit
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
In December 2016, PMI authorized 40,000,000 shares of New Series E ("New Series E") convertible preferred stock. These shares are reserved for the convertible preferred stock warrants that were also issued in December 2016.
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of December 31, 2016 are disclosed in the table below (dollar amounts in thousands, except per share information):

Convertible Preferred Stock	Par Value	Authorized shares	Outstanding and Issued shares	Liquidation Preference
New Series A	$0.01	68,558,220	68,558,220	$19,774
Series A-1	0.01	24,760,915	24,760,915	49,522
New Series B	0.01	35,775,880	35,775,880	21,581
New Series C	0.01	24,404,770	24,404,770	70,075
New Series D	0.01	23,888,640	23,888,640	165,000
New Series E	0.01	40,000,000	—	—
		217,388,425	177,388,425	$325,952
The number of shares issued and outstanding reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
Dividends
Dividends on shares of the New Series A, New Series B, New Series C, New Series D and New Series E convertible preferred stock are payable only when, as, and if declared by the Board of Directors. No dividends will be paid with respect to the common stock until any declared dividends on the New Series A, New Series B, New Series C, New Series D and New Series E convertible preferred stock have been paid or set aside for payment to the New Series A, New Series B, New Series C New Series D and New Series E convertible preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then effective conversion rate. The Series A-1 convertible preferred shares have no dividend rights.  To date, no dividends have been declared on any of the PMI’s preferred stock or common stock.
Conversion
Under the terms of PMI’s amended and restated certificate of incorporation, the holders of preferred stock have the right to convert such preferred stock into common stock at any time. In addition, all preferred stock automatically converts into common stock (i) immediately prior to the closing of an Initial Public Offering (“IPO”) that values Prosper at least at $2 billion and that results in aggregate proceeds to Prosper of at least $100 million or (ii) upon a written request from the holders of at least 60% of the voting power of the outstanding preferred stock (on an as-converted basis) including at least 14% of the voting power of the outstanding Series A-1 convertible preferred stock. In addition, if a holder of the New Series A convertible preferred stock has converted any of the New Series A convertible preferred stock, then all of such holder’s shares of Series A-1 convertible preferred stock also will be converted upon a liquidation event. In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by its Board of Directors. At present, the New Series A, New Series B, New Series C, the New Series D and the New Series E convertible preferred stock converts into PMI common stock at a 1:1 ratio while the Series A-1 convertible preferred stock converts into common stock at a 1,000,000:1 ratio.
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
Each holder of New Series E convertible preferred stock is entitled to receive prior and in preference to any distribution of proceeds from a liquidation event to the holders of New Series A, New Series B, New Series C, New Series D and Series A-1 preferred stock or common stock, an amount per share for each share of New Series E convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share
After the payment or setting aside for payment to the holders of New Series E convertible preferred stock, each holder of New Series A, New Series B, New Series C and New Series D convertible preferred stock is entitled to receive, on a pari passu basis, prior and in preference to any distribution of proceeds from a liquidation event to the holders of Series A-1 preferred stock or common stock, an amount per share for each share of New Series A, New Series B, New Series C and New Series D convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share.
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
At present, the liquidation preferences are equal to $0.29 per share for the New Series A convertible preferred stock, $2.00 per share for the Series A-1 convertible preferred stock, $0.60 per share for the New Series B convertible preferred stock, $2.87 per share for the New Series C convertible preferred stock, $6.91 for the New Series D convertible preferred stock and $1.48 for the New Series E convertible preferred stock.
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
Convertible Preferred Stock Warrant Liability
In connection with the Settlement and Release Agreement (as described in Note 17) that Prosper signed on November 17, 2016, PMI issued warrants to purchase 20,267,135 shares of PMI's New Series E convertible redeemable preferred stock at $0.01 per share. The warrants expire ten years from the date of issuance. For the year ended December 31, 2016, Prosper recognized expense from the fair value measurement of the warrants of $21.7 million, of which $7 thousand was from the remeasurement of the fair value of the warrants. The expense is recorded through other expenses in the statement of operations.
To determine the fair value of the New Series Convertible Preferred Stock Warrants, the Company first determined the value of a share of a New Series E convertible redeemable preferred stock. To determine the fair value of the convertible preferred stock, the Company first derived the business enterprise value (“BEV”) of the Company using valuation methods, including a combination of methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated BEV, the probability weighted expected return method (“PWERM”) was used to allocate the BEV to the various classes of the Company’s equity, including the Company’s preferred stock. The concluded per share value for the New Series E convertible redeemable preferred stock warrants utilized the Black-Scholes option pricing model.
As of December 31, 2016, the Company determined the fair value of the outstanding convertible preferred stock warrants utilizing the following assumptions:

As of December 31, 2016
Volatility	40.0%
Risk-free interest rate	2.45%
Remaining contractual term (in years)	9.96
Dividend yield	0%
The above assumptions were determined as follows:
Volatility: The volatility is derived from historical volatilities of several unrelated publicly listed peer companies over a period approximately equal to the term of the warrant because the Company has limited information on the volatility of the preferred stock since there is currently no trading history. When making the selections of industry peer companies to be used in the volatility calculation, the Company considered the size, operational, and economic similarities to the Company’s principal business operations.
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of December 31, 2016, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Remaining Contractual Term: The remaining contractual term represents the time from the date of the valuation to the expiration of the warrant.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Common Stock
PMI, through its amended and restated certificate of incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On May 15, 2014, PMI amended and restated its certificate of incorporation to effect an increase in the number of authorized shares of stock. The total number of shares of stock which PMI has the authority to issue is 555,610,528, consisting of 338,222,425 shares of common stock, $0.01 par value per share, and 217,388,425 shares of preferred stock, $0.01 par value per share, 68,558,220 of which are designated as New Series A preferred stock, 24,760,915 of which are designated as Series A-1 preferred stock, 35,775,880 of which are designated New Series B preferred stock, 24,404,770 of which are designated as Series C preferred stock, 23,888,640 of which are designated New Series D preferred stock, and 40,000,000 of which are designated New Series E preferred stock. As of December 31, 2016, 70,843,044 shares of common stock were issued and 69,907,109 shares of common stock were outstanding. As of December 31, 2015, 70,367,425 shares of common stock were issued and 69,431,490 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
During 2015, PMI repurchased 4,225,490 shares of common stock from certain employees at a price equal to 6.91 per share for an aggregate purchase price of $29.2 million. As the purchase price exceeded the fair value of common stock at the time of repurchase, Prosper recognized compensation costs of $6.2 million of which $0.33 million is recorded in Origination and Servicing, $0.07 million in Sales and Marketing and $5.7 million in General and Administrative on the Consolidated Statements of Operations. As part of the transactions, PMI repurchased 3,607,095 shares for a total of $24.9 million from Prosper’s executive officers.
Common Stock Issued upon Exercise of Stock Options
During the year ended December 31, 2016 and 2015, PMI issued 466,300 and 3,211,935 shares of common stock, respectively, upon the exercise of options for cash proceeds of $0.31 million and $0.88 million, respectively, of which 76,045 were unvested in 2015. Certain options are eligible for exercise prior to vesting. These unvested options may be exercised for restricted shares of common stock that have the same vesting schedule as the options. Prosper records a liability for the exercise price paid upon the exercise of unvested options, which is reclassified to common stock and additional paid-in capital as the shares vest. Should the holder’s employment be terminated, the unvested restricted shares are subject to repurchase by PMI at an amount equal to the exercise price paid for such shares. At December 31, 2016 and 2015, there were 1,126,210 and 9,806,170 shares respectively of restricted stock outstanding that remain unvested and subject to PMI’s right of repurchase.
Common Stock Issued upon Exercise of Warrants
For the year ended December 31, 2016 and 2015, PMI issued 56,480 and 207,065 shares of common stock upon the exercise of warrants, for $0.38 per share and $0.61 per share respectively.

14.	Stock-based Compensation
PMI grants equity awards primarily through its Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by its stockholders on December 1, 2010; and its 2015 Equity Incentive Plan, which was approved by its stockholders on April 7, 2015 and subsequently amended by an Amendment No. 1 and Amendment No. 2, which were approved by PMI's stockholders on February 15, 2016 and May 31, 2016, respectively (as amended, the "2015 Plan"). In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms. As of December 31, 2016, under the 2015 Plan, options to purchase up to 50,458,108 shares of PMI's common stock are reserved and may be granted to employees, directors, and consultants by PMI’s Board of Directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter or vest 50% two years from the vesting commencement date and 1/48 per month thereafter or vest 1/36th per month from the vesting commencement date.  In no event are options exercisable more than ten years after the date of grant.
The number of options, restricted stock units and amounts per share reflects a 5-for-1 forward stock split effected by PMI on February 16, 2016.
Stock Option Reprice
On May 3, 2016, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program, (the “Reprice”) authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that have exercise prices above the current fair market value of PMI’s common stock.  The repricing was effected on May 16, 2016 for eligible directors and employees located in the United States and on May 19, 2016 for eligible employees located in Israel. Prosper believes the repricing of such stock options will encourage the continued service of valued employees and directors, and motivate such service providers to perform at high levels, both of which are critical to Prosper’s continued success. Prosper expects to incur additional stock based compensation charges as a result of this repricing. The financial statement impact of this repricing is $2.2 million in the period ended December 31, 2016 and $2.0 million (net of forfeitures) that will be recognized over the remaining weighted average vesting period of 2.5 years.
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

	Early exercised options, unvested	Weighted average exercise price	Weighted Average Contractual Term (in years)
Balance as of January 1, 2016	9,806,170	0.05
Repurchase of restricted stock	(673,750)	0.12
Restricted stock vested	(8,006,210)	0.03
Balance as of December 31, 2016	1,126,210	0.11	0.42
Options expected to vest	1,086,592	$0.11	0.42
Additional information regarding the unvested early exercised stock options outstanding as of December 31, 2016 is as follows:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted –Avg. Remaining Life	Weighted –Avg. Exercise Price
$0.02	881,295	0.20	$0.02
0.11	171,855	1.05	0.11
1.13	73,060	1.61	1.13
$0.02 - $1.13	1,126,210	0.42	$0.11
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized as follows for the years below:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted Average Contractual Term (in years)
Balance as of January 1, 2016	40,425,605	$2.64
Options granted	19,655,338	$2.14
Options exercised – vested	(466,300)	$0.65
Options forfeited	(18,218,924)	$2.43
Balance as of December 31, 2016	41,395,719	$1.48	8.28
Options vested and expected to vest as of December 31, 2016	33,019,875	$1.48	8.28
Options vested and exercisable at December 31, 2016	24,589,730	$1.06	7.65
For the year ended December 31, 2016, we granted stock options to purchase 19,655,338 shares of common stock at a weighted average grant date fair value of $2.04 per share.

Other Information Regarding Stock Options
Additional information regarding common stock options outstanding as of December 31, 2016 is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted – Avg. Remaining Life	Weighted – Avg. Exercise Price	Number Vested	Weighted - Avg. Exercise Price
0.02 - $0.99	12,236,805	6.88	$0.12	12,236,805	$0.12
1.00 - 1.99	2,788,790	7.61	1.13	1,987,935	1.13
2.00 - 3.62	26,370,124	9.00	2.14	10,364,990	2.14
0.02 - 3.62	41,395,719	8.28	$1.48	24,589,730	$1.06
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
Prosper also estimates forfeitures of unvested stock options. Expected forfeitures are based on Prosper’s historical experience.  To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for stock options that do not vest.
The fair value of PMI’s stock option awards for the year ended December 31, 2016, 2015 and 2014 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Year ended December 31,
	2016	2015	2014
Volatility of common stock	50.88%	55.69%	68.28%
Risk-free interest rate	1.29%	1.74%	1.79%
Expected life	5.8 years	6.0 years	5.7 years
Dividend yield	—%	—%	—%
 PMI did not grant any performance-based options in 2015 or 2016. Under the 2005 Stock Plan certain executive officers of PMI were granted performance-based stock options during 2014.  The vesting of these performance-based stock options was contingent upon the achievement of certain revenue targets or target ratios of marketing expenditures to revenues for the year ended December 31, 2014.
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
The aggregate fair value of the RSUs granted was $7.8 million. The following table summarizes the activities for PMI’s RSUs during 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2016	1,835,510	5.52
Granted	3,818,225	2.07
Vested	(444,553)	5.52
Forfeited	(3,214,023)	3.45
Unvested - December 31, 2016	1,995,159	2.16
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s consolidated statements of operations during the periods presented (in thousands):

	December 31,
	2016	2015	2014
Origination and Servicing	$2,004	$1,231	$104
Sales and Marketing	2,914	2,561	767
General and Administrative	14,824	9,219	1,150
Restructuring	45	—	—
Total stock based compensation	$19,787	$13,011	$2,021
During the year ended December 31, 2016, 2015 and 2014, Prosper capitalized $718 thousand, $623 thousand and $21 thousand, respectively, of stock-based compensation as internal use software and website development costs. As of December 31, 2016, the unamortized stock-based compensation expense related to Prosper employees’ unvested stock-based awards was approximately $28.8 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.3 years.
15.     Restructuring
On May 3, 2016, Prosper adopted a strategic restructuring of its business. This restructuring is intended to streamline our operations and support future growth efforts. Under this restructuring, Prosper closed its Salt Lake City, Utah location.  As a result of this restructuring, Prosper terminated 167 employees across all locations.  In December 2016, Prosper shut down its Tel Aviv location, resulting in the termination of 31 employees. In connection with the restructuring, Prosper has recognized employee severance and benefits charges of approximately $7.3 million during the year ended December 31, 2016, which were included in “Restructuring Charges” within the consolidated statements of operations.
In addition to the employment costs associated with the restructuring, Prosper is also engaged in marketing for sublease, space in our existing office space that is no longer needed due to the reduction in headcount. In total, the losses incurred on the leases in San Francisco, Salt Lake City, Delaware, Tel Aviv and Phoenix totaled $8.7 million which has been included in “Restructuring Charges” within the consolidated statement of operations. Prosper wrote off $0.8 million in property plant and equipment related to these locations and incurred $0.2 million of other restructuring charges. Other than accretion and changes in sub lease loss estimates, Prosper does not expect any additional restructuring charges related to this restructuring.
The following table summarizes the activities related to Prosper's restructuring plan (in thousands):

	Severance Related	Facilities Related	Total
Balance January 1, 2016	$—	$—	$—
Adjustments to expense	7,256	8,735	15,991
Transfer from deferred rent	—	764	764
Less: Cash paid	(6,659)	(3,447)	(10,106)
Balance December 31, 2016	$597	$6,052	$6,649

16.	Income Taxes
The components of income tax are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	124	(5)	—
Total Current Income Tax (Benefit)	124	(5)	—
Deferred:
Federal	394	320	—
State	28	25	—
Foreign		—	—
Total Deferred Income Tax	422	345	—
Total Income Tax	$546	$340	$—

The income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

	Year Ended December 31,
	2016	2015	2014
Federal tax at statutory rate	34%	34%	34%
State tax at statutory rate (net of federal benefit)	7%	12%	1%
Change to Uncertain Tax Position	—%	10%	—%
Permanent Items	(1)%	—%	(11)%
Incentive Stock Options	(2)%	(9)%	(9)%
Acquisition Related Costs	—%	(3)%	—%
Change in valuation allowance	(37)%	(46)%	(25)%
Credits and Reserves	—%	—%	9%
Other	(1)%	1%	1%
	—%	(1)%	—%
Temporary items that give rise to significant portions of deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Net operating loss carry forwards	$85,759	$44,632
Research & other credits	626	502
Settlement liability	1,230	2,466
Stock compensation	7,300	3,193
Accrued liabilities	4,884	5,794
Restructuring liability	2,424	—
Other	62	126
Deferred tax assets	102,285	56,713
Fair value of loans	(1,045)	(1,406)
Net servicing rights	(4,895)	(5,752)
Fixed assets	(1,226)	(721)
Intangible assets	(3,226)	(4,246)
Foreign Earnings	(270)	—
Deferred tax liabilities	(10,662)	(12,125)
Net deferred tax assets	91,623	44,588
Valuation allowance	(92,389)	(44,933)
Net deferred tax liabilities	$(766)	$(345)
Prosper has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in ASC Topic 740 and, accordingly, established a full valuation allowance against the net deferred tax asset. The valuation allowance as of December 31, 2016, increased by $47.5 million to $92.4 million from $44.9 million in the prior fiscal year. Under ASC 740, Accounting for Income Taxes (“ASC Topic 740”), a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance would be based upon management’s best estimate of Prosper’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reduced when management believes that the assets are realizable on a more-likely-than-not basis.
The Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, Prosper’s ability to utilize net operating losses and credit carryforwards may be limited in the future as the result of such an “ownership change.”

Prosper files Federal and various state income tax returns. Prosper has net operating loss carryforwards for both federal and state income tax purposes of approximately $233.6 million and $257.1 million respectively as of December 31, 2016, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will begin to expire in 2025. The state net operating loss carryforwards will begin to expire in 2017. Prosper has federal and California research and development tax credits of approximately $428 thousand and $450 thousand, respectively. The federal research credits will begin to expire in 2034 and the California research credits have no expiration date.  Prosper also has California enterprise zone credits of $1.1 million that will begin to expire in 2024.
The following table summarizes Prosper’s activity related to its unrecognized tax benefits (in thousands):

	December 31, 2016	December 31, 2015
Balance at January 1,	$913	$4,927
Decrease related to current year tax position		(4,014)
Balance at December 31,	$913	$913
None of the unrecognized tax benefits would affect Prosper’s effective tax rate if these amounts are recognized due to the full valuation allowance.
Prosper’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2016, Prosper has not incurred any interest or penalties.
All tax returns will remain open for examination by the federal and most state taxing authorities for 3 years and 4 years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.

17.	Colchis Agreement
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
On November 17, 2016, Prosper and Colchis entered into a Settlement and Release Agreement, pursuant to which Colchis has agreed to terminate the Colchis Agreement and waive all rights conferred under such agreement in exchange for a $9 million cash payment by PMI and an agreement by PMI to issue a warrant to purchase shares of a new series of preferred stock representing 7% of PMI’s capitalization on a fully diluted basis as of the date of the issuance of the warrant (the “New Series”) for $.01 per share (the “Equity Payment”). This transaction has been accounted for as a termination of a contract and is included in other expense for $30.7 million.

18.	Commitments and Contingencies
In the normal course of its operations, Prosper becomes involved in various legal actions. Prosper maintains provisions it considers to be adequate for such actions. Prosper does not believe it is probable that the ultimate liability, if any, arising out of any such matters will have a material effect on Prosper's financial condition, results of operations or cash flows.
Future Minimum Lease Payments
Prosper has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2022 and 2027. Prosper recognized total rental expenses under operating leases of $6.9 million, $4.1 million and $2.0 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum rental payments under these leases as of December 31, 2016 are as follows (in thousands):

2017	$7,660
2018	8,129
2019	8,538
2020	8,781
2021	8,835
Thereafter	17,767
Total future operating lease obligations	$59,710
The payments in the above table include amounts that have been accrued for as part of the restructuring liability in Note 15 Restructuring. Restructuring accrual balances related to operating facility leases were $6.1 million at December 31, 2016.
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month.  To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency.  Accordingly, the minimum fee for the year ended December 31, 2017 is $1.7 million. The minimum fee is $1.7 million and $0.9 million in each of the years 2018 and 2019, respectively. Additionally, under the agreement with WebBank, Prosper is required to maintain a minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At December 31, 2016 the Company was in compliance with the covenant.
Loan Purchase Commitments
Prosper has entered into an agreement with WebBank to purchase $18.6 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2016 and the first business day of the quarter ending March 31, 2017. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending March 31, 2017.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans sold through the Whole Loan channels, which at December 31, 2016 is $3.5 billion. Prosper had accrued $0.6 million and $0.5 million as of December 31, 2016 and 2015 respectively in regard to this obligation.
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
In 2008, plaintiffs filed a class action lawsuit against Prosper and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California. The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. On July 19, 2013 solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation agreed to enter into a settlement to resolve all claims related thereto (the “Settlement”). In connection with the Settlement, Prosper agreed to pay an aggregate amount of $10 million into a settlement fund, split into four annual installments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. The Settlement received final approval in a final order and judgment entered by the Superior Court on April 16, 2014. Pursuant to the final order and judgment, the claims in the class action were dismissed, and at the effective time of the Settlement (June 16, 2014), the defendants will have been released by the plaintiffs from all claims that were or could have been asserted concerning the issues alleged in the class action lawsuit. The reserve for the class action settlement liability is $3.0 million in the Consolidated Balance Sheets as of December 31, 2016.

19.	Related Parties
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
Prosper’s executive officers, directors who are not executive officers and certain affiliates participate on Prosper’s marketplace by purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper as of December 31, 2016 and 2015 are summarized below (in thousands):

Related Party	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	2016	2015	2016	2015
Executive officers and management	$1,065	$1,361	$225	$206
Directors	508	244	34	9
Total	$1,573	$1,605	$259	$215

Related Party	Notes balance as of December 31,
	2016	2015
Executive officers and management	$1,620	$1,912
Directors	537	325
	$2,157	$2,237

20.	Postretirement Benefit Plans
Prosper has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service.  Prosper’s contributions to the plan are discretionary. During the years ended December 31, 2016, 2015 and 2014, Prosper has contributed $2.6 million, $1.9 million and $0.7 million, respectively to the 401(k) plan, respectively.

21.	Significant Concentrations
Prosper is dependent on third party funding sources such as banks and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2016, 20%, 16% and 9% were purchased by three different parties. This compares to 37%, 19% and 11% for the year ended December 31, 2015.  Further, a significant portion of our business is dependent on funding through the Whole Loan Channel, for which 90% and 95% of Borrower Loans were originated through the Whole Loan Channel in the years ended December 31, 2016 and 2015, respectively.
Prosper receives all of its transaction fee revenue from WebBank.  Prosper earns a transaction fee from WebBank for our services in facilitating originations of Borrower Loans issued by WebBank.  The rate of the transaction fee for each individual Borrower Loan is based on the term and credit grade of the Borrower Loan.  No individual borrower or investor accounted for 10% or more of consolidated net revenue for any of the periods presented.

22.	Segments
Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have a single reporting and operating segment.

23.	Subsequent Events
On February 27, 2017, PFL entered into a Loan Purchase Agreement (the “Purchase Agreement”) with PF LoanCo Funding LLC (the “Beneficiary”) and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely in its capacity as trustee (the “Trustee”) of PF LoanCo Trust (the “Purchaser”). The Purchase Agreement sets forth the terms and conditions pursuant to which PFL may sell eligible consumer loans in an aggregate amount of up to $5.0 billion (including certain loans purchased by an affiliate of the Beneficiary prior to the date of the Purchase Agreement (the “Pre-Purchased Loans”)) to the Purchaser for the benefit of the Beneficiary over a two-year period. Under the Purchase Agreement, PFL will be obligated to (i) offer for purchase minimum monthly volumes of eligible loans to the Purchaser, and (ii) deliver a minimum percentage of the monthly volume of such loans that the Purchaser elects to purchase for the benefit of the Beneficiary, if any (together, the “Volume Requirements”).
In connection with the Purchase Agreement, on February 27, 2017, PMI entered into a Warrant Agreement with PF WarrantCo Holdings, LP, an affiliate of the Beneficiary (the “Warrant Holder”), and, for certain limited purposes, New Residential Investment Corp. (the “Warrant Agreement”). Pursuant to the Warrant Agreement, PMI issued to Warrant Holder three warrants (together, the “Series F Warrant”) to purchase up to in aggregate 177,720,706 shares of PMI’s Series F Preferred Stock at an exercise price of $0.01 per share (the “Warrant Shares”).
Warrant Holder’s right to exercise the Series F Warrant is subject to monthly vesting during the term of the Purchase Agreement based upon the volume of loans Purchaser elects to purchase (if any) in each month, subject to certain cure rights (except that a certain portion of the Series F Warrant will be immediately exercisable as a result of the Pre-Purchased Loans). Additionally, certain portions of the Series F Warrant may automatically vest for a given month in the event that PFL fails to meet its Volume Requirements under the Purchase Agreement for such month. Under the terms of the Warrant Agreement, the Warrant Shares may also vest in full upon a change of control of PMI and upon the occurrence of certain events set forth in the Warrant Agreement.
The Series F Warrant will be exercisable with respect to vested Warrant Shares, in whole or in part, at any time prior to the tenth anniversary of their date of issuance. The number of shares underlying the Series F Warrant may be adjusted following certain events such as stock splits, dividends, reclassifications, and certain other issuances by PMI.
Additionally, on February 27, 2017, PMI issued to Pinecone Investments LLC, a warrant (the “Series E Warrant”) to purchase 15,277,006 shares of PMI’s Series E-1 Preferred Stock at an exercise price of $0.01 per share. The Series E Warrant is immediately exercisable, in whole or in part, by paying in cash the full purchase price payable in respect of the number of shares purchased. The Series E Warrant was issued pursuant to the Warrant Agreement, dated December 16, 2016, between PMI and Colchis Capital Management, L.P., previously described in PMI’s Current Report on Form 8-K as filed with the Commission on December 22, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Prosper Funding LLC
San Francisco, CA

We have audited the accompanying consolidated balance sheets of Prosper Funding LLC and subsidiary (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, member’s equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosper Funding LLC and subsidiary as of December 31, 2016, and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company earns significant amounts of revenues and incurs significant expenses with a related party, its direct parent company, Prosper Marketplace, Inc.

DELOITTE & TOUCHE LLP
San Francisco, CA
March 17, 2017

Prosper Funding LLC
Consolidated Balance Sheets
(in thousands)

	December 31, 2016	December 31, 2015
Assets
Cash and Cash Equivalents	$6,929	$15,026
Restricted Cash	147,983	139,937
Short Term Investments	1,280	1,277
Loans Held for Sale at Fair Value	624	32
Borrower Loans Receivable at Fair Value	315,627	297,273
Property and Equipment, Net	10,095	8,419
Servicing Assets	12,461	13,605
Other Assets	186	122
Total Assets	$495,185	$475,691
Liabilities and Member's Equity
Accounts Payable and Accrued Liabilities	$2,223	$2,122
Payable to Related Party	1,899	2,989
Payable to Investors	141,625	135,661
Notes at Fair Value	316,236	297,405
Other Liabilities	1,877	1,209
Total Liabilities	463,860	439,386
Member's Equity
Member's Equity	30,704	—
Retained Earnings	621	36,305
Total Member's Equity	31,325	36,305
Total Liabilities and Member's Equity	$495,185	$475,691
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Operations
(amounts in thousands)

	Year ended December 31,
	2016	2015
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	$36,630	$57,919
Servicing Fees, Net	28,604	16,218
Gain on Sale of Borrower Loans	3,637	14,151
Other Revenues	478	1,500
Total Operating Revenues	69,349	89,788
Interest Income on Borrower Loans	44,649	41,380
Interest Expense on Notes	(41,187)	(38,174)
Net Interest Income	3,462	3,206
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(372)	59
Total Net Revenues	72,439	93,053
Expenses
Administration Fee – Related Party	62,203	62,786
Servicing	5,395	3,705
General and Administrative	1,321	1,227
Other Expenses, Net	30,704	—
Total Expenses	99,623	67,718
Total Net Income (Loss)	$(27,184)	$25,335
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Member’s Equity
(amounts in thousands)

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2015	$29,619	$16,672	$46,291
Capital Infusion from Parent	(29,370)	(6,130)	(35,500)
Transfer of Servicing Rights to Parent	(249)	—	(249)
Adjustment to Servicing Rights on Transition to Fair Value	—	428	428
Net Income	—	25,335	25,335
Balance as of December 31, 2015	$—	$36,305	$36,305
Distributions to Parent	—	(8,500)	(8,500)
Contributions by Parent	30,704	—	30,704
Net Income (Loss)	—	(27,184)	(27,184)
Balance as of December 31, 2016	$30,704	$621	$31,325
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Twelve Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net Income (Loss)	$(27,184)	$25,335
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	372	(59)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	176	(57)
Gain on Sale of Borrower Loans	(9,634)	(14,561)
Change in Fair Value of Servicing Rights	10,620	4,176
Depreciation and Amortization	4,083	3,161
Loss on Contract Termination	30,704	—
Other, Net	(128)	—
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,979,952)	(3,517,467)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,979,352	3,525,759
Restricted Cash Except for those Related to Investing Activities	(5,268)	(68,776)
Other Assets	(64)	(118)
Accounts Payable and Accrued Liabilities	101	1,510
Payable to Investors	5,964	71,852
Net Related Party Receivable/Payable	(1,260)	2,880
Other Liabilities	954	539
Net Cash Provided by Operating Activities	8,836	34,174
Cash Flows From Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(217,582)	(197,436)
Principal Payment of Borrower Loans Held at Fair Value	173,710	151,893
Purchase of Short Term Investments	(1,280)	(1,277)
Maturities of Short Term Investments	1,277	1,274
Purchases of Property and Equipment	(5,589)	(9,211)
Changes in Restricted Cash Related to Investing Activities	(2,778)	1,942
Net Cash Used in Investing Activities	(52,242)	(52,815)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	217,767	197,228
Payments of Notes Held at Fair Value	(173,958)	(151,838)
Cash Distributions to Parent	(8,500)	(35,500)
Loan Advances to Parent	—	(10,000)
Loan Repayments from Parent	—	10,000
Net Cash Provided by Financing Activities	35,309	9,890
Net Increase (Decrease) in Cash and Cash Equivalents	(8,097)	(8,751)
Cash and Cash Equivalents at Beginning of the Year	15,026	23,777
Cash and Cash Equivalents at End of the Year	$6,929	$15,026
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$40,597	$38,168
Non-Cash Operating Activity - Servicing Rights Fair Value Adjustment	—	428
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	1,606	1,436
Non-Cash Financing Activity, Distribution to Parent	$—	$249
Non-Cash Financing Activity, Contribution by Parent	$30,704	$—
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Notes to Consolidated Financial Statements

1.	Organization and Business
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
Since February 1, 2013, all Notes issued and sold through the marketplace are issued, sold and serviced by PFL. Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the marketplace, as agent of WebBank, in connection with the submission of Borrower Loan applications by potential borrowers, the origination of related Borrower Loans by WebBank and the funding of such Borrower Loans by WebBank. Pursuant to an Administration Agreement between PFL and PMI, PMI manages all other aspects of the marketplace on behalf of PFL. As a result Prosper Funding earns significant amounts of revenues and incurs significant expenses with a related party, its direct parent company, PMI.
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
All loans requested and obtained through the marketplace are unsecured obligations of individual borrowers with a fixed interest rate and loan terms set at three or five years as of December 31, 2016. All loans made through the marketplace are funded by WebBank, an FDIC-insured, Utah chartered industrial bank. After funding a loan, WebBank sells the loan to PFL, without recourse to WebBank, in exchange for the principal amount of the loan. WebBank does not have any obligation to purchasers of the Notes.
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
As of December 31, 2016, Prosper Funding’s marketplace was open to investors in 30 states and the District of Columbia. Additionally, as of December 31, 2016 Prosper Funding’s marketplace was open to borrowers in 45 states and the District of Columbia. Currently, the marketplace does not operate internationally.

2.	Significant Accounting Policies
Basis of Presentation
Prosper Funding’s consolidated financial statements include the accounts of PFL and its wholly-owned subsidiary PAH. All intercompany balances and transactions between PFL and PAH have been eliminated in consolidation. Prosper

Funding’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
Certain Risks
In the normal course of its business, Prosper encounters significant credit risk. Financial instruments that potentially subject Prosper Funding to significant credit risk consist primarily of cash, cash equivalents, borrower loans held and restricted cash. Prosper Funding places cash, cash equivalents and restricted cash with high-quality financial institutions and is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds federally insured amounts. Prosper Funding also performs periodic evaluations of the relative credit standing of these financial institutions and has not recognized any losses in earnings from instruments held at these financial institutions.
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
As a result of the nature of the retained servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans.   For all of these entities we either do not have the power to direct the activities that most significantly affect the VIE’s economic performance or we do not have a potentially significant economic interest in the VIE.   In no case are we the primary beneficiary, therefore, we do not consolidate these entities. .
Management regularly reviews and reconsiders its previous conclusions regarding the status of an entity as a VIE and whether we are required to consolidate such VIE in the consolidated financial statements.

Cash and Cash Equivalents
Cash includes various unrestricted deposits with highly rated financial institutions. Cash equivalents consist of highly liquid marketable securities with original maturities of three months or less at the time of purchase and consist primarily of money market funds, commercial paper, US treasury securities and US agency securities. Cash equivalents are recorded at cost, which approximates fair value.
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
The obligation to pay principal and interest on any Note is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of our servicing fee which is generally 1.0% of the outstanding balance. The fair value election for Notes and Borrower Loans allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to lenders that are dependent upon borrower payments. As such, the fair value of a group of Notes is approximately equal to the fair value of the corresponding Borrower Loan, adjusted for the 1.0% servicing fee and the timing of borrower payments subsequently disbursed to such Note holders.  As a result, the valuation of the Notes uses the same methodology and assumptions as the Borrower Loans, except that the Notes incorporate the 1.0% servicing fee and any differences in timing of payments. Any unrealized gains or losses on the Borrower Loans and Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations. The effective interest rate associated with a group of Notes is less than the interest rate earned on the corresponding Borrower Loan due to the 1.0% servicing fee. See Note 4 for a roll-forward and further discussion of the significant assumptions used to value Borrower Loans and Notes.
Borrower Loans and Notes
Through the Note Channel, Prosper Funding purchases Borrower Loans from WebBank then issues Notes and holds the Borrower Loans until maturity. The obligation to repay a series of Notes issued through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans originated and Notes issued through the Note Channel are carried on Prosper Funding’s consolidated balance sheets as assets and liabilities, respectively. Prosper Funding has adopted the provisions of ASC Topic 825, Financial Instruments (“ASC Topic 825”). ASC Topic 825 permits companies to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows both the Borrower Loans and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made. Prosper Funding estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies adjusted for the expected payment, loss, recovery and default rates.   The Borrower Loans are not derecognized when a corresponding Note is issued as Prosper Funding maintains the ability to sell the Borrower Loans without the approval of the holders in the corresponding Notes.
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
Loans Held for Sale
Loans Held for Sale are comprised of Borrower Loans held for short durations and are recorded at fair value. The fair value is estimated using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of other Borrower Loans. We measure Loans Held for Sale at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows for the Loans Held for Sale to be measured at fair value similar to Borrower Loans and Notes. The fair value election, with respect to an item, may not be revoked once an election is made.
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

Loan Trailing Fee
On July 1, 2016, Prosper Funding signed a series of agreements with WebBank which, among other things, includes an additional program fee ( the "Loan Trailing Fee") paid to WebBank in connection with the performance of each loan sold to Prosper Funding. These agreements are effective as of August 1, 2016. The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, irrespective of whether the loans are sold by Prosper Funding, and gives WebBank an ongoing financial interest in the performance of the loans it originates. This fee is paid by Prosper Funding to WebBank over the term of the respective loans and is a function of the principal and interest payments made by borrowers of such loans. In the event that principal and interest payments are not made with respect to any loan, Prosper Funding is not required to make the related Loan Trailing Fee payment. The obligation to pay the Loan Trailing Fee for any loan sold to Prosper Funding is recorded at fair value at the time of the origination of such loan within Other Liabilities and recorded as a reduction of Transaction Fees, net. Any changes in the fair value of this liability are recorded in Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net on the statements of operations. The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and defaults rates.
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
Service Fees
Investors who purchase Borrower Loans through the Whole Loan Channel typically pay Prosper Funding a servicing fee which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates Prosper Funding for the costs incurred in servicing the related loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Prosper Funding records servicing fees paid by Borrower Loan investors as a component of operating revenue when received.
Gain on Sale of Borrower Loans
Prosper Funding recognizes gains or losses on the sale of Borrower Loans when it is retained for the servicing of Borrower Loans by WebBank. Additionally, Prosper Funding recognizes gains or losses on the sale of Borrower Loans when it sells Borrower Loans to third parties. Gains or losses on sales of Borrower Loans that are recognized at the time of sale and are determined by the difference between the net sales proceeds, fair value of any servicing rights retained and the carrying value of the Borrower Loans sold.
Interest Income on Borrower Loans and Interest Expense on Notes
Prosper Funding recognizes interest income on Borrower Loans originated through the Note Channel and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent Prosper Funding believes it to be collectable.
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
Other Expense
Other expense, net includes contract termination costs that are expected to be non-recurring and not part of restructuring activities.
Comprehensive Income
There is no comprehensive income (loss) other than the net income (loss) disclosed in the consolidated statements of operations.
Recent Accounting Pronouncements
In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard will be effective for Prosper Funding in the first quarter of fiscal 2018. In August 2015, the FASB issued ASU No. 2015-14, which amended the standard to provide a one-year deferral of the effective date, as well as providing the option to early adopt the standard on the original effective date. Accordingly, Prosper Funding may adopt the standard in either Prosper Funding’s fiscal year ending December 31, 2017 or 2018. The guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Prosper Funding expects to adopt this ASU on a modified retrospective basis in the first quarter of fiscal 2018.  Our evaluation of this ASU is ongoing and not complete. The FASB has issued and may issue in the future, interpretative guidance, which may cause our evaluation to change. Our preliminary results indicate that administration fees are included in the scope of the new guidance, while servicing fees and gain or loss on the sale of loans remain within the scope of ASC topic 860, Transfers and Servicing. While we anticipate some changes to revenue recognition for certain customer contracts, Prosper Funding does not currently believe that this ASU will have a material effect on our Consolidated Financial Statements.
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
In February 2015, the FASB issued ASU 2015-2, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-2 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-2 is effective for periods beginning after December 15, 2015 with early adoption permitted. Prosper Funding has decided to early adopt this guidance effective January 1, 2015, and the adoption of this standard had no impact on Prosper Funding’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-5 “Customers’ Accounting for Fees Paid in Cloud Computing Arrangement”, which will be effective for the annual reporting period beginning after December 15, 2015. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. Prosper Funding is currently assessing the potential impact on its consolidated financial statements from adopting this new guidance.
In January 2016, the FASB issued ASU 2016-1, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance will be effective for us in the first quarter of our fiscal year 2019, and early adoption is not permitted. Prosper Funding is currently evaluating the impact that this guidance will have on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. This guidance will be effective for Prosper in the first quarter of our fiscal year 2018, and early adoption is permitted. Prosper Funding is currently evaluating the impacts the adoption of this accounting standard will have on Prosper Funding's cash flows.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18)", which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. Prosper Funding is currently evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

3.	Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Property and equipment:
Internal-use software and web site development costs	$16,749	$10,990
Property and equipment	16,749	10,990
Less accumulated depreciation and amortization	(6,654)	(2,571)
Total property and equipment, net	$10,095	$8,419
Depreciation and amortization expense for 2016 and 2015 was $4,083 thousand and $3,161 thousand, respectively.  Internal-use software and web site development additions of $5.8 million and $10.5 million were purchased from PMI in the years ended December 31, 2016 and 2015 respectively.

4.	Borrower Loans, Loans Held For Sale and Notes Held at Fair Value
The fair value of the Borrower Loans originated and Notes issued through the Note Channel is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used to value such Borrower Loans and Notes include default rates derived from historical performance, market conditions and discount rates applied to each credit grade based on the perceived credit risk. The obligation to pay principal and interest on any series of Notes is equal to the payments, if any, received on the corresponding Borrower Loan, net of the servicing fee. As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans originated through the Note Channel, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to the Note holders. The effective interest rate associated with a series of Notes will be less than the interest rate earned on the corresponding Borrower Loan due to the servicing fee.
At December 31, 2016 and 2015, Borrower Loans, Notes and Loans Held for Sale (in thousands) were:

	Borrower Loans		Notes		Loans Held for Sale
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Aggregate principal balance outstanding	$319,143	$296,945	$(323,358)	$(294,331)	$641	$42
Fair value adjustments	(3,516)	328	7,122	(3,074)	(17)	(10)
Fair value	$315,627	$297,273	$(316,236)	$(297,405)	$624	$32
At December 31, 2016, outstanding Borrower Loans had original maturities between 36 and 60 months, had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2021.  At December 31, 2015, Borrower Loans and Loans Held for Sale had original terms between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2020.
Within the change in fair value of Borrower Loans, Prosper Funding recorded a loss of approximately $2.4 million that is attributable to changes in the credit risks related to Borrower Loans during the year ending December 31, 2016.
As of December 31, 2016 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $3.2 million and a fair value of $1.0 million. As December 31, 2015 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $2.3 million and a fair value of $0.9 million. As of December 31, 2016 and 2015, Borrower Loans in non-accrual status had a fair value of $0.5 million and $0.1 million, respectively.

5.	Loan Servicing Assets and Liabilities

Prosper Funding initially records servicing assets and liabilities at their estimated fair values when Prosper Funding sells whole loans to unrelated third-party buyers. The initial fair value of such servicing assets or liabilities is amortized in proportion to the estimated servicing income or loss and is amortized over the period of servicing income or loss. The total gains recognized on the sale of the whole loans were $3.6 million and $14.2 million for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, servicing assets and liabilities were measured at fair value subsequent to the initial recognition.
At December 31, 2016, loans that were sold but for which we retained servicing rights had a total outstanding principal balance of $3.4 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and maturity dates through December 2020.  At December 31, 2015, loans that were sold but for which we retained servicing rights had a total outstanding principal balance of $3.6 billion, original terms between 36 and 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 31.90% and Maturity dates through December 2019.
$38.2 million and $20.4 million of contractually specified servicing fees, late charges and ancillary fees are included on our Statement of Operations in Servicing Fees, Net for the years ended December 31, 2016 and 2015, respectively.
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

For a description of the fair value hierarchy and Prosper Funding’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. Prosper Funding did not transfer any assets or liabilities in or out of level 3 during the year ended December 31, 2016.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans	$—	$—	$315,627	$315,627
Servicing Assets	—	—	12,461	$12,461
Loans Held for Sale	—	—	624	624
Total Assets	—	—	328,712	328,712
Liabilities
Notes	$—	$—	$316,236	$316,236
Servicing Liabilities	—	—	198	198
Loan Trailing Fee Liability	—	—	665	665
Total Liabilities	$—	$—	$317,099	$317,099

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans	$—	$—	$297,273	$297,273
Servicing Assets	—	—	13,605	13,605
Loans Held for Sale	—	—	32	32
Total Assets	—	—	310,910	310,910
Liabilities
Notes	$—	$—	$297,405	$297,405
Servicing Liabilities	—	—	484	484
Total Liabilities	$—	$—	$297,889	$297,889
As Prosper Funding’s Borrower Loans, Loans Held for Sale, Notes, Servicing Assets, Servicing Liabilities and Loan Trailing Fee Liability do not trade in an active market with readily observable prices, Prosper Funding uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s level 3 fair value measurements at December 31, 2016:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	December 31, 2016	December 31, 2015
Discount rate	4.0% - 15.9%	4.3% - 14.5%
Default rate	1.7% - 14.9%	1.4% - 14.4%
Servicing Assets and Liabilities:

Range
Unobservable Input	December 31, 2016	December 31, 2015
Discount rate	15% - 25%	15% - 25%
Default rate	1.5% - 15.2%	1.2% - 14.7%
Prepayment rate	13.6% - 26.6%	14.3% - 25.6%
Market servicing rate (1)	0.625%	0.625%
(1) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2016 and 2015, the market rate for collection fees and non-sufficient funds fees was assumed to be 12 basis points and 8 basis points for a weighted-average total market servicing rate of 74.5 basis points and 70.5 basis points respectively.
At December 31, 2016 and 2015, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2016	$297,273	$(297,405)	$32	$(100)
Purchase of Borrower Loans/Issuance of Notes	217,582	(217,767)	1,979,952	1,979,767
Principal repayments	(171,195)	173,958	(447)	2,316
Borrower loans sold to third parties	(2,515)	—	(1,978,905)	(1,981,420)
Other changes	416	(591)	(1)	(176)
Change in fair value	(25,934)	25,569	(7)	(372)
Balance at December 31, 2016	$315,627	$(316,236)	$624	$15

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2015	$273,243	$(273,783)	$8,463	$7,923
Purchase of Borrower Loans/Issuance of Notes	197,436	(197,228)	3,517,467	3,517,675
Principal repayments	(151,038)	151,025	(552)	(565)
Borrower loans sold to third parties	(855)	813	(3,525,207)	(3,525,249)
Other changes	81	(6)	(18)	57
Change in fair value	(21,594)	21,774	(121)	59
Balance at December 31, 2015	$297,273	$(297,405)	$32	$(100)
The following table presents additional information about level 3 servicing assets and liabilities measured at fair value on a recurring basis (in thousands):

	Servicing Assets	Servicing Liabilities
Amortized Cost at January 1, 2015	$3,116	$624
Adjustment to adopt fair value measurement	399	(29)
Fair Value at January 1, 2015	$3,515	$595
Additions	14,909	283
Less: Transfers to PMI	(249)	—
Less: Changes in fair value	(4,570)	(394)
Fair Value at January 1, 2016	$13,605	$484
Additions	9,833	9
Less: Changes in fair value	(10,977)	(295)
Fair Value at December 31, 2016	$12,461	$198
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Balance at January 1, 2016	$—
Issuances	647
Cash payment of Loan Trailing Fee	(21)
Change in fair value	39
Balance at December 31, 2016	$665
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at December 31, 2016 for Borrower Loans, Loans Held for Sale and Notes originated through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans		Notes
Discount rate assumption:	7.30%	*	7.30%	*
Resulting fair value from:
100 basis point increase	$312,424		$313,022
200 basis point increase	309,302		309,888
Resulting fair value from:
100 basis point decrease	$318,913		$319,535
200 basis point decrease	322,288		322,921

Default rate assumption:	11.94%	*	11.94%	*
Resulting fair value from:
100 basis point increase	$312,171		$312,759
200 basis point increase	308,833		309,401
Resulting fair value from:
100 basis point decrease	$319,112		$319,743
200 basis point decrease	322,640		323,294
* Represents weighted average assumptions considering all credit grades.
The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates, prepayment rates and different default rates as of December 31, 2016 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Weighted average market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Servicing rate increase to 0.65%	11,615	217
Servicing rate decrease to 0.60%	13,307	177

Weighted average prepayment assumptions	20.02%	20.02%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	12,262	194
Applying a 0.9 multiplier to prepayment rate	12,662	201

Weighted average default assumptions	11.59%	11.59%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	12,271	198
Applying a 0.9 multiplier to default rate	12,654	198
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
Prosper Funding incurred no income tax provision for the year ended December 31, 2016 and 2015. Prosper Funding is a US disregarded entity and the loss is included in the return of its parent, PMI. Since PMI is in a loss position, not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.

8.	Commitments and Contingencies
In the normal course of its operations, Prosper Funding becomes involved in various legal actions. Prosper Funding maintains provisions it considers to be adequate for such actions. Prosper Funding does not believe it is probable that the ultimate liability, if any, arising out of any such matters will have a material effect on Prosper Funding's financial condition, results of operations or cash flows.
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month.  To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency.  Accordingly, the minimum fee for the year ended December 31, 2017 is $1.7 million. The minimum fee is $1.7 million and $1.0 million in each of the years 2018 and 2019, respectively. Additionally, under the agreement with WebBank, Prosper is required to maintain a minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At December 31, 2016 the Company was in compliance with the covenant.
Loan Purchase Commitments
Prosper Funding has entered into an agreement with WebBank to purchase $18.6 million of Borrower Loans that WebBank originated during the during the last two business days of the year ended December 31, 2016 and the first business day of the quarter ending March 31, 2017. Prosper will purchase these Borrower Loans within the first three business days of the quarter ended March 31, 2017.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper Funding and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans sold through the Whole Loan Channel, which at December 31, 2016 is $3.4 billion.  Prosper Funding had accrued $0.6 million and $0.5 million as of December 31, 2016 and 2015 respectively in regard to this obligation.

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
Prosper Funding’s executive officers, directors who are not executive officers and certain affiliates participate on Prosper Funding’s lending platform by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper Funding as of December 31, 2016 and 2015 are summarized below (in thousands):

	Aggregate Amount of		Interest Earned on
Related Party	Notes Purchased		Notes
	2016	2015	2016	2015
Executive officers and management	$1,065	$1,361	$225	$206
Directors	—	—	—	—
Total	$1,065	$1,361	$225	$206

Related Party	Notes balance as of December 31,
	2016	2015
Executive officers and management	$1,620	$1,912
Directors	—	—
Total	$1,620	$1,912

10.	Significant Concentrations
Prosper Funding is dependent on third party funding sources such as banks and investment funds to provide the funds to allow WebBank to originate loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2016, 20%, 16% and 9% were purchased by three different parties. This compares to 37%, 19% and 11% for the year ended December 31, 2015. Further, a significant portion of our business is dependent on funding through the Whole Loan Channel.  90% and 95% of Borrower Loans were originated through the Whole Loan Channel in the years ending December 31, 2016 and 2015, respectively.

11.	Colchis Agreement
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
On November 17, 2016, PMI, PFL and Colchis entered into a Settlement and Release Agreement, pursuant to which Colchis has agreed to terminate the Colchis Agreement and waive all rights conferred under such agreement in exchange for a $9 million cash payment by PMI and an agreement by PMI to issue a warrant to purchase shares of a new series of preferred stock representing 7% of PMI’s capitalization on a fully diluted basis as of the date of the issuance of the warrant (the “New Series”) for $.01 per share (the “Equity Payment”). This has been accounted for by PFL as a termination of a contract and is included in other expense.

12.	Subsequent Events
On February 27, 2017, PFL entered into a Loan Purchase Agreement (the “Purchase Agreement”) with PF LoanCo Funding LLC (the “Beneficiary”) and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely in its capacity as trustee (the “Trustee”) of PF LoanCo Trust (the “Purchaser”). The Purchase Agreement sets forth the terms and conditions pursuant to which PFL may sell eligible consumer loans in an aggregate amount of up to $5.0 billion (including certain loans purchased by an affiliate of the Beneficiary prior to the date of the Purchase Agreement (the “Pre-Purchased Loans”)) to the Purchaser for the benefit of the Beneficiary over a two-year period. Under the Purchase Agreement, PFL will be obligated to (i) offer for purchase minimum monthly volumes of eligible loans to the Purchaser, and (ii) deliver a minimum percentage of the monthly volume of such loans that the Purchaser elects to purchase for the benefit of the Beneficiary, if any (together, the “Volume Requirements”).

In connection with the Purchase Agreement, on February 27, 2017, PMI entered into a Warrant Agreement with PF WarrantCo Holdings, LP, an affiliate of the Beneficiary (the “Warrant Holder”), and, for certain limited purposes, New Residential Investment Corp. (the “Warrant Agreement”). Pursuant to the Warrant Agreement, PMI issued to Warrant Holder three warrants (together, the “Series F Warrant”) to purchase up to in aggregate 177,720,706 shares of PMI’s Series F Preferred Stock at an exercise price of $0.01 per share (the “Warrant Shares”).
Warrant Holder’s right to exercise the Series F Warrant is subject to monthly vesting during the term of the Purchase Agreement based upon the volume of loans Purchaser elects to purchase (if any) in each month, subject to certain cure rights (except that a certain portion of the Series F Warrant will be immediately exercisable as a result of the Pre-Purchased Loans). Additionally, certain portions of the Series F Warrant may automatically vest for a given month in the event that PFL fails to meet its Volume Requirements under the Purchase Agreement for such month. Under the terms of the Warrant Agreement, the Warrant Shares may also vest in full upon a change of control of PMI and upon the occurrence of certain events set forth in the Warrant Agreement.
The Series F Warrant will be exercisable with respect to vested Warrant Shares, in whole or in part, at any time prior to the tenth anniversary of their date of issuance. The number of shares underlying the Series F Warrant may be adjusted following certain events such as stock splits, dividends, reclassifications, and certain other issuances by PMI.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of March, 2017.

PROSPER MARKETPLACE, INC.

By:	/s/ David Kimball
David Kimball
Chief Executive Officer (Principal Executive Officer) Director
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Usama Ashraf and Sachin Adarkar, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Director	March 17, 2017
David Kimball

/s/ Usama Ashraf	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2017
Usama Ashraf

/s/ Aaron Vermut	Director	March 17, 2017
Aaron Vermut

/s/ Christopher M. Bishko	Director	March 17, 2017
Christopher M. Bishko

/s/ Rajeev V. Date	Director	March 17, 2017
Rajeev V. Date

/s/ Patrick W. Grady	Director	March 17, 2017
Patrick W. Grady

/s/ David R. Golob	Director	March 17, 2017
David R. Golob

/s/ Nigel W. Morris	Director	March 17, 2017
Nigel W. Morris

S-1

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of March, 2017.

PROSPER FUNDING LLC

By:	/s/ David Kimball
David Kimball
Chief Executive Officer (Principal Executive Officer); Director
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Usama Ashraf and Sachin Adarkar, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Director; Treasurer (Principal Financing and Accounting Officer)	March 17, 2017
David Kimball

/s/ Ronald Suber	President; Director	March 17, 2017
Ronald Suber

/s/ Bernard J. Angelo	Director	March 17, 2017
Bernard J. Angelo

/s/ David V. DeAngelis	Director	March 17, 2017
David V. DeAngelis

S-2

EXHIBIT INDEX

Exhibit Number	Description

2.1
Asset Transfer Agreement, dated January 22, 2013, between Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 2.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

2.2
Agreement and Plan of Merger dated as of January 23, 2015 by and among Prosper Marketplace, Inc., American HealthCare Lending, LLC (“AHL”), Prosper Healthcare Lending, LLC and Shaun Sorensen, solely in his capacity as agent for AHL’s members and option holders (incorporated by reference to Exhibit 2.1 of PMI’s Current Report on Form 8-K, filed on January 27, 2015)

2.3
Agreement and Plan of Merger, dated as of September 23, 2015, by and among Prosper Marketplace, Inc., BillGuard, Inc., Beach Merger Sub, Inc. and Shareholder Representative Services LLC, solely in its capacity as the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 of PMI’s Current Report on Form 8-K, filed on October 15, 2015)

3.1
Fifth Amended and Restated Limited Liability Company Agreement of Prosper Funding LLC, dated October 21, 2013 (incorporated by reference to Exhibit 3.1 of Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-179941), filed on October 23, 2013 by PFL and PMI)

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

4.2
Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4, incorporated by reference to Exhibit 4.2 of Pre-Effective Amendment No. 5 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed on June 26, 2009)

4.3
Supplemental Indenture, dated January 22, 2013, between Prosper Marketplace, Inc., Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.4
Indenture, dated June 15, 2009, between Prosper Marketplace, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Pre-Effective Amendment No. 5 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed on June 26, 2009)

4.5
Amended and Restated Indenture, dated January 22, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of PMI and PFL’s Current Report on Form 8-K filed on January 28, 2013)

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

Exhibit Number	Description

10.7
Amendment No. #2 to Administration Agreement between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Annual Report on Form 10-K filed on April 6, 2015)

10.8	Amendment No. #3 to Administration Agreement between Prosper Funding LLC and Prosper Marketplace, Inc. (2)

10.9
Services and Indemnity Agreement, dated March 1, 2012, between Global Securitization Services, LLC, Kevin Burns, Bernard Angelo, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.8 of Pre-Effective Amendment No. 3 to PFL and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed on November 21, 2012)

10.10
Second Amended and Restated Loan Sale Agreement, dated January 25, 2013, between WebBank, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.5 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.11
Second Amended and Restated Loan Account Program Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.12
Stand By Loan Purchase Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.13
Amended and Restated Loan Sale Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.4 of PMI’s Quarterly Report on Form 10-Q, filed on November 12, 2010) (1)

10.14
Amended and Restated Loan Account Program Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI’s Quarterly Report on Form 10-Q, filed on November 12, 2010) (1)

10.15
Indemnification Agreement, dated January 15, 2013, between Prosper Marketplace, Inc. and Patrick Grady  (incorporated by reference to Exhibit 10.20 of PMI and PFL’s Annual Report on Form 10-K, filed on March 31, 2014) (3)

10.16	Form of Indemnification Agreement for PMI’s directors (other than Patrick Grady), officers and key employees (3)

10.17
Form of PMI interim Borrower Registration Agreement (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to PMI's Registration Statement on Form S-1 (File No. 333-182599) filed on January 7, 2013)

10.18
Form of PMI interim Lender Registration Agreement (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to PMI's Registration Statement on Form S-1 (File No. 333-182599) filed on January 7, 2013)

10.19
Backup Servicing Agreement, dated January 9, 2014, between Prosper Funding LLC and First Associates Loan Servicing, LLC  (incorporated by reference to Exhibit 10.25 of PMI and PFL’s Annual Report on Form 10-K, filed on March 31, 2014)

10.20
Amended and Restated Services and Indemnity Agreement, dated May 30, 2013, between Prosper Funding LLC, Prosper Marketplace, Inc., Global Securititization Services, LLC, Bernard J. Angelo and David V. DeAngelis (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed on June 5, 2013) (3)

10.21
Second Amendment to Second Amended and Restated Loan Sale Agreement, dated October 27, 2015, between PMI, PFL and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Quarterly Report on Form 10-Q filed on November 9, 2015)

10.22	Amended and Restated Prosper Marketplace, Inc. 2005 Stock Plan (incorporated by reference to Exhibit 4.2 of PMI’s Registration Statement on Form S-8 filed on May 29, 2014) (3)

10.23	Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on May 12, 2015) (3)

10.24	Amendment No. 1 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on April 13, 2016) (3)

Exhibit Number	Description

10.25	Amendment No. 2 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on August 15, 2016) (3)

10.26
Form of Stock Option Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.27
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.28	Asset Sale Agreement, dated July 1, 2016, between WebBank and Prosper Funding LLC (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.29
Marketing Agreement, dated July 1, 2016, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.30
Stand By Purchase Agreement, dated July 1, 2016, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Current Report on Form 8-K, filed on July 8, 2017) (1)

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