Form 10-Q
period 2017-03-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2017-05-15
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

	Large Accelerated Filer	Accelerated Filer	Non- Accelerated Filer	Smaller Reporting Company	Emerging Growth Company
Prosper Marketplace, Inc.	☐	☐	☒	☐	☐
Prosper Funding LLC	☐	☐	☒	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

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
As of May 5, 2017, there were 69,718,933 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, and Prosper Capital Management LLC, a Delaware limited liability company, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiaries, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, and Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Further, investors currently invest in Borrower Loans through two channels: (i) the “Note Channel”, which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel”, which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. Finally, although historically we have referred to investors as “lender members,” we call them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace. All share and per share numbers presented in this Form 10-Q have been adjusted to reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.

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

Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$28,535	$22,337
Restricted Cash	133,321	163,907
Available for Sale Investments, at Fair Value	8,004	32,769
Accounts Receivable	882	757
Loans Held for Sale, at Fair Value	109	624
Borrower Loans, at Fair Value	317,536	315,627
Property and Equipment, Net	23,672	24,853
Prepaid and Other Assets	8,874	4,606
Servicing Assets	12,436	12,786
Goodwill	36,368	36,368
Intangible Assets, Net	4,039	9,212
Total Assets	$573,776	$623,846
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$8,575	$15,017
Payable to Investors	115,051	142,644
Notes at Fair Value	316,944	316,236
Other Liabilities	11,704	17,173
Convertible Preferred Stock Warrant Liability	30,811	21,711
Total Liabilities	483,085	512,781
Commitments and Contingencies (see Note 17)
Convertible Preferred Stock – $0.01 par value; 407,511,351 shares authorized; 177,388,428 issued and outstanding as of March 31, 2017; and 217,388,425 shares authorized, 177,388,425 issued and outstanding as of December 31, 2016. Aggregate liquidation preference of $325,952 as of March 31, 2017 and December 31, 2016.	275,938	275,938
Stockholders' Deficit
Common Stock ($0.01 par value; 550,000,000 shares authorized, 70,615,559 issued and 69,679,624 outstanding as of March 31, 2017; and 338,222,103 shares authorized, 70,843,044 shares issued and 69,907,109 outstanding as of December 31, 2016)	220	212
Additional Paid-In Capital	127,618	123,988
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(289,665)	(265,648)
Accumulated Other Comprehensive Loss	(3)	(8)
Total Stockholders' Deficit	(185,247)	(164,873)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$573,776	$623,846
All share numbers reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Operating Revenues
Transaction Fees, Net	$26,869	$41,824
Servicing Fees, Net	6,154	7,144
Gain (Loss) on Sale of Borrower Loans	(318)	3,791
Fair Value of Warrants Vested on Sale of Borrower Loans	(3,307)	—
Other Revenue	720	2,773
Total Operating Revenues	30,118	55,532
Interest Income
Interest Income on Borrower Loans	11,499	10,783
Interest Expense on Notes	(10,678)	(9,722)
Net Interest Income	821	1,061
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(94)	(78)
Total Net Revenue	30,845	56,515
Expenses
Origination and Servicing	8,404	10,449
Sales and Marketing	19,555	32,720
General and Administrative	20,717	30,645
Restructuring Charges, Net	(75)	—
Other Expenses, Net	6,101	—
Total Expenses	54,702	73,814
Net Loss Before Taxes	(23,857)	(17,299)
Income Tax Expense	164	165
Net Loss Applicable to Common Stockholders	$(24,021)	$(17,464)
Net Loss Per Share – Basic and Diluted	$(0.35)	$(0.29)
Weighted-Average Shares - Basic and Diluted	69,178,049	60,357,488
All share numbers reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net Loss	$(24,021)	$(17,464)
Other Comprehensive Income, Before Tax
Change in Net Unrealized Gain on Available for Sale Investments, at Fair Value	17	191
Realized (Gain) Loss on Sale of Available for Sale Investments, at Fair Value	(12)	—
Other Comprehensive Income, Before Tax	5	191
Income tax effect	—	—
Other Comprehensive Income, Net of Tax	5	191
Comprehensive Loss	(24,016)	(17,273)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from Operating Activities:
Net Loss	$(24,021)	$(17,464)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	94	78
Depreciation and Amortization	3,443	2,971
Gain on Sales of Borrower Loans	(2,764)	(3,971)
Change in Fair Value of Servicing Rights	3,063	2,741
Stock-Based Compensation Expense	3,500	5,107
Restructuring Liability	(73)	—
Fair Value of Warrants Vested	4,790	—
Impairment Losses on Assets Held for Sale	4,321	—
Other, Net	416	(30)
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(523,997)	(931,420)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	524,515	931,422
Restricted Cash Except for those Related to Investing Activities	26,440	2,118
Accounts Receivable	(125)	(218)
Prepaid and Other Assets	(4,270)	(677)
Accounts Payable and Accrued Liabilities	(5,670)	(7,414)
Payable to Investors	(27,593)	(3,882)
Other Liabilities	(2,246)	(4,305)
Net Cash Used in Operating Activities	(20,177)	(24,944)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(56,680)	(55,171)
Principal Payments of Borrower Loans Held at Fair Value	50,565	41,599
Purchases of Property and Equipment	(1,596)	(5,976)
Maturities of Short Term Investments	1,282	1,278
Purchases of Short Term Investments	(1,280)	(1,277)
Purchases of Available for Sale Investments, at Fair Value	—	(11,725)
Proceeds from Sale of Available for Sale Investments	16,163	—
Maturities of Available for Sale Investments	8,600	17,034
Changes in Restricted Cash Related to Investing Activities	4,146	1,014
Net Cash Provided by Investing Activities	21,200	(13,224)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	56,814	55,273
Payments of Notes Held at Fair Value	(51,579)	(42,644)
Proceeds from Exercise of Warrants and Stock Options including Early Exercise, and Issuance of Restricted Stock	4	251
Repurchase of Common Stock and Restricted Stock	(64)	(46)
Net Cash Provided by Financing Activities	5,175	12,834
Net (Decrease) Increase in Cash and Cash Equivalents	6,198	(25,334)
Cash and Cash Equivalents at Beginning of the Period	22,337	66,295
Cash and Cash Equivalents at End of the Period	$28,535	$40,961
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$11,100	$9,879
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	$88	$478
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
The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these accounting policies during the first three months of 2017.
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

Assets Held for Sale:
Prosper classifies assets as held for sale when management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures.  This guidance will be effective for us in the first quarter of our fiscal year 2019, and early adoption is permitted. Prosper is currently evaluating the impact that this guidance will have on its consolidated financial statements, however we do expect that this guidance will have a material impact on Prosper's consolidated financial statements. As of March 31, 2017 Prosper has a total of $42.6 million in non-cancelable operating lease commitments.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. This guidance will be effective for Prosper in the first quarter of our fiscal year 2018, and early adoption is permitted. Prosper is currently evaluating the impacts the adoption of this accounting standard will have on Prosper's consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16)", which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. Prosper is currently evaluating the impact that this guidance will have on its consolidated financial statements, however we do not believe the standard to have a material impact on our consolidated financial statements.

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
3. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Property and equipment:
Computer equipment	$14,164	$14,107
Internal-use software and website development costs	17,821	16,750
Office equipment and furniture	3,010	3,010
Leasehold improvements	7,038	7,038
Assets not yet placed in service	1,396	1,222
Property and equipment	43,429	42,127
Less accumulated depreciation and amortization	(19,757)	(17,274)
Total property and equipment, net	$23,672	$24,853
Depreciation and amortization expense for property and equipment for the three months ended March 31, 2017 and 2016 was $2.6 million and $2.0 million, respectively. Prosper capitalized internal-use software and website development costs in the amount of $1.1 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.
4. Borrower Loans, Loans Held for Sale, and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale and Notes as of March 31, 2017 and December 31, 2016, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Aggregate principal balance outstanding	$320,670	$319,143	$(323,672)	$(323,358)	$120	$641
Fair value adjustments	(3,134)	(3,516)	6,728	7,122	(11)	(17)
Fair value	$317,536	$315,627	$(316,944)	$(316,236)	$109	$624
At March 31, 2017, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through March 2022. At December 31, 2016, outstanding Borrower Loans had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2021.
Approximately $1.8 million and $2.3 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the three months ending March 31, 2017 and March 31, 2016, respectively.
As of March 31, 2017, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.4 million and a fair value of $0.7 million. As of December 31, 2016, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.2 million and a fair value of $1.0 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of March 31, 2017 and December 31, 2016, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.5 million, respectively.
5. Loan Servicing Assets and Liabilities

Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees.  The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The servicing assets and liabilities are measured at fair value throughout the servicing period. The total losses recognized on the sale of such Borrower Loans were $3.6 million for the three months ended March 31, 2017, which included rebates provided to members of the Consortium prior to the closing of the Consortium transaction and a loss of $3.3 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium after the closing of the Consortium transaction. Total gains recognized on the sale of such Borrower Loans were $3.8 million during the three months ended March 31, 2016.
As of March 31, 2017, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.5 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and various maturity dates through March 2022. At December 31, 2016, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.5 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and various maturity dates through December 2021.
$9.7 million and $9.6 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the three months ended March 31, 2017 and 2016 respectively.
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

The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of March 31, 2017 and December 31, 2016, are as follows (in thousands):

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
US Treasury securities	5,508	—	(3)	5,505
Agency bonds	2,500	—	(1)	2,499
Total Available for Sale Investments	$8,008	$—	$(4)	$8,004

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate debt securities	$21,762	$1	$(10)	$21,753
US Treasury securities	8,516	3	(3)	8,516
Agency bonds	2,499	1	—	2,500
Total Available for Sale Investments	$32,777	$5	$(13)	$32,769
A summary of available for sale investments with unrealized losses as of March 31, 2017, and December 31, 2016, aggregated by category and period of continuous unrealized loss, is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. treasury securities	$5,505	$(3)	$—	$—	$5,505	$(3)
Agency bonds	—	—	2,499	(1)	2,499	(1)
Total Investments with Unrealized Losses	$5,505	$(3)	$2,499	$(1)	$8,004	$(4)

	Less than 12 months		12 months or longer		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Corporate debt securities	$—	$—	$14,651	$(10)	$14,651	$(10)
U.S. treasury securities	$—	$—	$4,499	$(3)	$4,499	$(3)
Total Investments with Unrealized Losses	$—	$—	$19,150	$(13)	$19,150	$(13)

There were no impairment charges recognized during the three months ended March 31, 2017.
The maturities of available for sale investments at March 31, 2017 and December 31, 2016 are as follows (in thousands):

March 31, 2017	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
US Treasury securities	5,505	—	—	—	5,505
Agency bonds	2,499	—	—	—	2,499
Total Fair Value	$8,004	$—	$—	$—	$8,004
Total Amortized Cost	$8,008	$—	$—	$—	$8,008

December 31, 2016	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Corporate debt securities	21,753	—	—	—	21,753
US Treasury securities	8,516	—	—	—	8,516
Agency bonds	2,500	—	—	—	2,500
Total Fair Value	$32,769	$—	$—	$—	$32,769
Total Amortized Cost	$32,777	$—	$—	$—	$32,777

During the three months ended March 31, 2017, Prosper sold $16.2 million of investments which resulted in a realized gain of $12 thousand.
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
Financial instruments consist principally of Cash and Cash Equivalents, Restricted Cash, Available for Sale Investments, Borrower Loans, Loans Held for Sale, Accounts Receivable, Accounts Payable and Accrued Liabilities, Payable to Investors, Convertible Preferred Stock Warrant and Notes. Servicing Assets and Liabilities are also subject to fair value measurement within the financial statements of Prosper. The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short term nature.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black Scholes-Option pricing model. Refer to Note 12 for further details.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$317,536	$317,536
Loans Held for Sale	—	—	109	109
Available for Sale Investments, at Fair Value	—	8,004	—	8,004
Servicing Assets	—	—	12,436	12,436
Total Assets	—	8,004	330,081	338,085
Liabilities:
Notes	$—	$—	$316,944	$316,944
Servicing Liabilities	—	—	147	147
Convertible Preferred Stock Warrant Liability	—	—	123,431	123,431
Loan Trailing Fee Liability	—	—	1,104	1,104
Total Liabilities	$—	$—	$441,626	$441,626

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$315,627	$315,627
Loans Held for Sale	—	—	624	624
Available for Sale Investments, at Fair Value	—	32,769	—	32,769
Servicing Assets	—	—	12,786	12,786
Total Assets	—	32,769	329,037	361,806
Liabilities:
Notes	$—	$—	$316,236	$316,236
Servicing Liabilities	—	—	198	198
Convertible Preferred Stock Warrant Liability	—	—	21,711	21,711
Loan Trailing Fee Liability	—	—	665	665
Total Liabilities	$—	$—	$338,810	$338,810
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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at March 31, 2017 and December 31, 2016:

Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	March 31, 2017	December 31, 2016
Discount rate	3.8% - 14.4%	4.0% - 15.9%
Default rate	1.9% - 15.6%	1.7% - 14.9%

Servicing Rights

Range
Unobservable Input	March 31, 2017	December 31, 2016
Discount rate	15% - 25%	15% - 25%
Default rate	1.5% - 16.0%	1.5% - 15.2%
Prepayment rate	14.9% - 27.3%	13.6% - 26.6%
Market servicing rate	0.625%	0.625%
At March 31, 2017, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2016	$315,627	$(316,236)	$624	$15
Purchase of Borrower Loans/Issuance of Notes	56,680	(56,814)	523,997	523,863
Principal repayments	(49,444)	51,579	(28)	2,107
Borrower Loans sold to third parties	(1,121)	—	(524,487)	(525,608)
Other changes	(1)	422	(3)	418
Change in fair value	(4,205)	4,105	6	(94)
Balance at March 31, 2017	$317,536	$(316,944)	$109	$701

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2016	$297,273	$(297,405)	$32	$(100)
Purchase of Borrower Loans/Issuance of Notes	55,171	(55,273)	931,420	931,318
Principal repayments	(40,986)	42,062	(4)	1,072
Borrower Loans sold to third parties	(613)	582	(931,418)	(931,449)
Other changes	(4)	157	—	153
Change in fair value	(7,598)	7,520	—	(78)
Balance at March 31, 2016	$303,243	$(302,357)	$30	$916

The following tables present additional information about level 3 servicing assets and liabilities measured at fair value on a recurring basis (in thousands):

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2017	12,786	198
Additions	2,764	—
Less: Changes in fair value	(3,114)	(51)
Fair Value at March 31, 2017	12,436	147

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2016	14,363	484
Additions	4,021	9
Less: Changes in fair value	(2,836)	(95)
Fair Value at March 31, 2016	15,548	398

The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Balance at January 1, 2017	665
Issuances	552
Cash payment of Loan Trailing Fee	(144)
Change in fair value	31
Balance at March 31, 2017	1,104

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at March 31, 2017 for Borrower Loans, Loans Held for Sale and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Discount rate assumption:	6.91%	*	6.91%	*
Resulting fair value from:
100 basis point increase	$314,431		$313,731
200 basis point increase	311,299		310,600
Resulting fair value from:
100 basis point decrease	$320,943		$320,241
200 basis point decrease	324,329		323,626
Default rate assumption:	12.55%	*	12.55%	*
Resulting fair value from:
100 basis point increase	$313,899		$313,189
200 basis point increase	310,262		309,544
Resulting fair value from:
100 basis point decrease	$321,406		$320,715
200 basis point decrease	325,206		324,525

* Represents weighted average assumptions considering all credit grades.
The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of March 31, 2017 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$11,606	$162
Market servicing rate decrease to 0.60%	$13,265	$132
Weighted average prepayment assumptions	21.13%	21.13%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	$12,240	$144
Applying a 0.9 multiplier to prepayment rate	$12,633	$150
Weighted average default assumptions	12.05%	12.05%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$12,247	$147
Applying a 0.9 multiplier to default rate	$12,628	$147
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
8. Goodwill and Other Intangible Assets
Goodwill
Prosper’s goodwill balance of $36.4 million at March 31, 2017 did not change during the three months ended March 31, 2017. We did not record any goodwill impairment expense for the three months ended March 31, 2017. A portion of the goodwill balance is considered held for sale, refer to Note 9 for more detail.
Other Intangible Assets
The following table presents the detail of other intangible assets for the period presented (dollars in thousands):

	March 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
User base and customer relationships	$5,446	$(3,365)	$2,081	8.1
Developed technology	4,793	(2,835)	$1,958	1.1
Brand name	60	(60)	—	—
Total intangible assets subject to amortization	$10,299	$(6,260)	$4,039
Prosper’s intangible asset balance was $4.0 million and $9.2 million at March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017, certain intangible assets were made available for sale and as a result they were written down to fair value. This resulted in a $4.3 million impairment loss. Refer to Note 9 for more detail.
The user base and customer relationship intangible assets are being amortized on an accelerated basis over a three to ten year period. The technology and brand name intangible assets are being amortized on a straight line basis over three to five years and one year, respectively.

Amortization expense for the three months ended March 31, 2017 and 2016 was $0.9 million and $1.0 million, respectively. Estimated amortization of purchased intangible assets for future periods (excluding those held for sale) is as follows (in thousands):

Year Ending December 31,
2017	$533
2018	379
2019	279
2020	219
2021	500
Total	$1,910
9. Assets Held for Sale

As of March 31, 2017, the Company was actively marketing certain assets related to the Prosper Daily application. Through this process, the Company identified the specific assets to be sold and allocated goodwill based on the relative fair values of the assets held for sale and the assets that will be retained by the Company. This resulted in an impairment loss of $4.3 million during the three months ended March 31, 2017, which is recorded in Other Expenses on the Condensed Consolidated Statement of Operations. The Company currently expects to close the sale of the assets during the three months ending June 30, 2017.
Amounts classified as assets held for sale on March 31, 2017, are presented on the Company’s Condensed Consolidated Balance Sheet within their respective accounts, and include the following (in thousands):

Intangible Assets	$2,129
Goodwill	171
Total Assets Held for Sale	$2,300
10. Other Liabilities
Other Liabilities includes the following:

	March 31, 2017	December 31, 2016
Class action settlement liability	$—	$2,996
Repurchase liability for unvested restricted stock awards	28	118
Deferred revenue	196	226
Servicing liabilities	147	198
Deferred rent	4,358	4,469
Restructuring liability	3,143	6,052
Other	3,832	3,114
Total Other Liabilities	$11,704	$17,173
11. Net Loss Per Share
The weighted average shares used in calculating basic and diluted net loss per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss available to common stockholders for basic and diluted EPS	$(24,021)	$(17,464)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	69,178,049	60,357,488
Basic and diluted net loss per share	$(0.35)	$(0.29)
The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	177,388,428	177,388,425
Stock options issued and outstanding	41,234,189	39,088,308
Unvested stock options exercised	30,835	7,694,370
Restricted stock units	351,721	2,380,956
Warrants issued and outstanding	988,513	536,685
Series E convertible preferred stock warrants	35,544,141	—
Series F convertible preferred stock warrants	177,720,704	—
Total common stock equivalents excluded from diluted net loss per common share computation	433,258,531	227,088,744
The number of shares issued and outstanding reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
12. Convertible Preferred Stock, Warrant Liability and Stockholders’ Deficit
Convertible Preferred Stock and Warrants
On December 16, 2016, PMI issued a warrant to purchase 20,267,135 shares of Series E-1 convertible preferred stock of PMI ("Series E-1") at an exercise price of $0.01 per share (the “First Series E-1 Warrant”) to Pinecone Investments LLC (“Pinecone”), an affiliate of Colchis Capital Management, L.P. (“Colchis”).
On February 27, 2017, PMI issued to Pinecone a second warrant (the “Second Series E-1 Warrant,” and together with the First Series E-1 Warrant, the “Series E-1 Warrants”) to purchase 15,277,006 shares of Series E-1 at an exercise price of $0.01 per share. The Series E-1 Warrants are immediately exercisable, in whole or in part, by paying in cash the full purchase price payable in respect of the number of shares purchased. The Series E-1 Warrants were issued pursuant to the Warrant Agreement, dated December 16, 2016, between PMI and Colchis, as previously described in PMI’s Current Report on Form 8-K as filed with the Commission on December 22, 2016.
In connection with a loan purchase agreement (“Consortium Purchase Agreement”) with affiliates of the Consortium ("Warrant Holders'") a warrant agreement was signed (the "Warrant Agreement"). Pursuant to the Warrant Agreement, PMI issued to the Consortium, three warrants (together, the “Series F Warrant”) to purchase up to in aggregate 177,720,706 shares of PMI’s Series F Preferred Stock at an exercise price of $0.01 per share (the “Warrant Shares”).
The Warrant Holders' right to exercise the Series F Warrant is subject to monthly vesting during the term of the Consortium Purchase Agreement based upon the volume of loans the Consortium elects to purchase (if any) in each month, subject to certain cure rights such as offering additional loans for sale in subsequent periods (except that a certain portion of the Series F Warrant will be immediately exercisable as a result of loans purchased before the signing of the agreement). Under the terms of the Warrant Agreement, the Warrant Shares may also vest in full upon a change of control of PMI, insolvency of PMI or PFL certain breaches of contract by PMI or PFL that are not cured within a defined cure period and upon the occurrence of certain events set forth in the Warrant Agreement.
The Series F Warrant will be exercisable with respect to vested Warrant Shares, in whole or in part, at any time prior to the tenth anniversary of its date of issuance. The number of shares underlying the Series F Warrant may be adjusted following certain events such as stock splits, dividends, reclassifications, and certain other issuances by PMI.
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of March 31, 2017 are disclosed in the table below (amounts in thousands except share and per share amounts):

Convertible Preferred Stock	Par Value	Authorized shares	Outstanding and Issued shares	Liquidation Preference (outstanding shares)
Series A	$0.01	68,558,220	68,558,220	$19,774
Series A-1	0.01	24,760,915	24,760,915	49,522
Series B	0.01	35,775,880	35,775,880	21,581
Series C	0.01	24,404,770	24,404,770	70,075
Series D	0.01	23,888,640	23,888,640	165,000
Series E-1	0.01	35,544,141	—	—
Series E-2	0.01	16,858,078	—	—
Series F	0.01	177,720,707	3	—
		407,511,351	177,388,428	$325,952
The number of shares issued and outstanding reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
Dividends
Dividends on shares of the Series A, Series B, Series C, Series D, Series E-1, Series E-2 and Series F convertible preferred stock are payable only when, as, and if declared by the Board of Directors. No dividends will be paid with respect to the common stock until any declared dividends on the Series A, Series B, Series C, Series D, Series E-1, Series E-2 and Series F convertible preferred stock have been paid or set aside for payment to the Series A, Series B, Series C, Series D, Series E-1, Series E-2 and Series F convertible preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then effective conversion rate. The Series A-1 convertible preferred shares have no dividend rights.  To date, no dividends have been declared on any of the PMI’s preferred stock or common stock.
Conversion
Under the terms of PMI’s amended and restated certificate of incorporation, the holders of preferred stock have the right to convert such preferred stock into common stock at any time. In addition, all preferred stock automatically converts into common stock (i) immediately prior to the closing of an Initial Public Offering (“IPO”) that values Prosper at least at $2 billion and that results in aggregate proceeds to Prosper of at least $100 million or (ii) upon a written request from the holders of at least 60% of the voting power of the outstanding preferred stock (on an as-converted basis), provided that (i) the Series A-1 convertible preferred stock shall not be converted without at least 14% of the voting power of the outstanding Series A-1 convertible preferred stock; (ii) the Series D shall not be converted without at least 60% of the voting power of the outstanding Series D; (iii) the Series E-1 and Series E-2 shall not be converted without at least 60% of the voting power of the outstanding Series E-1 and Series E-2, voting together as a single class; and (iv) the Series F shall not be converted without at least 60% of the voting power of the outstanding Series F. In addition, if a holder of the Series A convertible preferred stock has converted any of the Series A convertible preferred stock, then all of such holder’s shares of Series A-1 convertible preferred stock also will be converted upon a liquidation event. In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by its Board of Directors. At present, the Series A, Series B, Series C, Series D, Series E-1, Series E-2 and the Series F convertible preferred stock converts into PMI common stock at a 1:1 ratio while the Series A-1 convertible preferred stock converts into common stock at a 1,000,000:1 ratio

Liquidation Rights
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
Each holder of Series E-1, Series E-2 and Series F convertible preferred stock is entitled to receive prior and in preference to any distribution of proceeds from a liquidation event to the holders of Series A, Series B, Series C, Series D and Series A-1 preferred stock or common stock, an amount per share for (i) each share of Series E-1 convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share, (ii) each share of Series E-2 convertible preferred stock equal to the sum of two-thirds the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share, and (iii) each share of Series F convertible preferred stock equal to the sum of two-thirds of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share.
After the payment or setting aside for payment to the holders of Series E-1, Series E-2, and Series F convertible preferred stock, each holder of Series A, Series B, Series C and Series D, Series E-2 and Series F convertible preferred stock is entitled to receive, on a pari passu basis, prior to and in preference to any distribution of proceeds from a liquidation event to the holders of Series A-1 preferred stock or common stock, (i) an amount per share for each share of Series E-2 and Series F convertible preferred stock equal to the sum of one-third of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share, and (ii) an amount per share for each share of Series A, Series B, Series C and Series D convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share.
After the payment or setting aside for payment to the holders of Series A, Series B, Series C, Series D, Series E-1, Series E-2 and Series F convertible preferred stock, the holders of Series A-1 convertible preferred stock are entitled to receive, prior and in preference to any distribution of proceeds to the holders of common stock an amount per share for each such share of Series A-1 convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share.
After the payment or setting aside for payment to the holders of Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F convertible preferred stock and Series A-1 preferred stock, the entire remaining proceeds legally available for distribution will be distributed pro rata to the holders of Series A preferred stock and common stock in proportion to the number of shares of common stock held by them assuming the Series A preferred stock has been converted into shares of common stock at the then effective conversion rate, provided that the maximum aggregate amount per share of Series A convertible preferred stock which the holders of Series A convertible preferred stock shall be entitled to receive is three times the original issue price for the Series A convertible preferred stock.
At present, the liquidation preferences are equal to $0.29 per share for the Series A convertible preferred stock, $2.00 per share for the Series A-1 convertible preferred stock, $0.60 per share for the Series B convertible preferred stock, $2.87 per share for the Series C convertible preferred stock, $6.91 for the Series D convertible preferred stock, $0.84 for the Series E-1 convertible preferred stock, $0.84 for the Series E-2 convertible preferred stock, and $0.84 for the Series F convertible preferred stock.
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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock were granted on the signing of the Consortium Purchase Agreement on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended March 31, 2017,

Prosper recognized $401 thousand of expense from the re-measurement of the fair value of the warrants. The expense is recorded through other expenses in the statement of operations.
To determine the fair value of the Series E-1 Convertible Preferred Stock Warrants, the Company first determined the value of a share of a Series E-1 convertible preferred stock. To determine the fair value of the convertible preferred stock, the Company first derived the business enterprise value (“BEV”) of the Company using valuation methods, including a combination of methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated BEV, the probability weighted expected return method (“PWERM”) was used to allocate the BEV to the various classes of the Company’s equity, including the Company’s preferred stock. The concluded per share value for the Series E-1 convertible preferred stock was utilized as an input to the Black-Scholes option pricing model.
The Company determined the fair value of the outstanding convertible Series E-1 preferred stock warrants utilizing the following assumptions as of the following dates:

	March 31, 2017	December 31, 2016
Volatility	40%	40%
Risk-free interest rate	2.40%	2.45%
Remaining contractual term	9.79 years	9.96 years
Dividend yield	—%	—%
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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of the period end date and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Remaining Contractual Term: The remaining contractual term represents the time from the date of the valuation to the expiration of the warrant.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F
In connection with the Consortium Purchase Agreement (as described in Note 16), PMI issued warrants to purchase up to 177,720,706 of PMI's Series F convertible preferred stock at $0.01 per share. For the three months ended March 31, 2017, Prosper recognized $0 of expense from the remeasurement of the fair value of the warrants. The expense is recorded through other expenses in the condensed consolidated statement of operations.
To determine the fair value of the Series F Convertible Preferred Stock Warrants, the Company first determined the value of a share of a Series F convertible preferred stock. To determine the fair value of the convertible preferred stock, the Company first derived the business enterprise value (“BEV”) of the Company using valuation methods, including a combination of methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated BEV, the probability weighted expected return method (“PWERM”) was used to allocate the BEV to the various classes of the Company’s equity, including the Company’s preferred stock. The concluded per share value for the Series F convertible preferred stock warrants utilized the Black-Scholes option pricing model.
The Company determined the fair value of the outstanding convertible Series F preferred stock warrants utilizing the following assumptions as of March 31, 2017:

March 31, 2017
Volatility	40%
Risk-free interest rate	2.40%
Remaining contractual term (in years)	9.91
Dividend yield	—%

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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of the period end date and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Remaining Contractual Term: The remaining contractual term represents the time from the date of the valuation to the expiration of the warrant.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
The combined activity of the Convertible Preferred Stock Warrant Liability for the three months ended March 31, 2017 is as follows (in thousands):

Balance at January 1, 2017	$21,711
Warrants Vested	8,699
Change in Fair Value	401
Balance at March 31, 2017	$30,811
Common Stock
PMI, through its amended and restated certificate of incorporation, as amended, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its certificate of incorporation to, among other things, effect a 5-for-1 forward stock split. On May 31, 2016, PMI further amended its amended and restated certificate of incorporation to increase the number of shares of common stock authorized for issuance.  The total number of shares of stock which PMI has the authority to issue is 957,511,351, consisting of 550,000,000 shares of common stock, $0.01 par value per share, and 407,511,351 shares of preferred stock, $0.01 par value per share. As of March 31, 2017, 70,615,559 shares of common stock were issued and 69,679,624 shares of common stock were outstanding. As of December 31, 2016, 70,843,044 shares of common stock were issued and 69,907,109 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the three months ended March 31, 2017, PMI issued 34,475 shares of common stock upon the exercise of vested options for cash proceeds of $4 thousand. Certain options are eligible for exercise prior to vesting. These unvested options may be exercised for restricted shares of common stock that have the same vesting schedule as the options. Prosper records a liability for the exercise price paid upon the exercise of unvested options, which is reclassified to common stock and additional paid-in capital as the shares vest. Should the holder’s employment be terminated, the unvested restricted shares are subject to repurchase by PMI at an amount equal to the exercise price paid for such shares. At March 31, 2017 and December 31, 2016, there were 30,835 and 1,126,210 shares, respectively, of restricted stock outstanding that remain unvested and subject to Prosper’s right of repurchase.
For the three months ended March 31, 2017, PMI repurchased 261,960 shares of restricted stock for $64 thousand upon termination of employment of various employees
13. Share Based Incentive Plan and Compensation
In 2005, PMI’s stockholders approved the adoption of the 2005 Stock Plan. On December 1, 2010, PMI’s stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (the “2005 Plan”). The 2005 Plan expired during the year ending December 31, 2015 and PMI’s stockholders approved the adoption of the 2015 Equity Incentive Plan. On February 15, 2016, PMI’s stockholders approved the adoption of an Amendment No. 1 to the 2015 Equity Incentive Plan, and on May 31, 2016, PMI’s stockholders approved the adoption of an Amendment No. 2 to the 2015 Equity Incentive Plan (as amended to date, the “2015 Plan”). In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms. As of March 31, 2017 under the 2015 Plan, up to 60,241,343 shares of common stock are reserved and may be granted to employees, directors, and consultants by PMI’s board of directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter or vest 50% one year from the vesting date and 1/48 per month thereafter or vest 50% two years from the vesting commencement date and 1/48th per month thereafter or vest 1/36th per month from the vesting commencement date.  In no event are options exercisable more than ten years after the date of grant.
At March 31, 2017, there were 858,395 shares available for grant under the 2015 Plan and zero shares available for grant under the 2005 Plan.
The number of options, restricted stock units and amounts per share reflects a 5-for-1 forward stock split effected by PMI on February 16, 2016.
Stock Option Reprice
On May 3, 2016, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program, (the “2016 Reprice”) authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that have exercise prices above the current fair market value of PMI’s common stock.  The repricing was effected on May 16, 2016 for eligible directors and employees located in the United States and on May 19, 2016 for eligible employees located in Israel.
On March 17, 2017, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program, (the “2017 Reprice” and together with the 2016 Reprice, the "Repricings") authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that have exercise prices above the current fair market value of PMI’s common stock.  The repricing was effected on March 17, 2017 for eligible directors and employees.
Prosper believes that the Repricings of such stock options will encourage the continued service of valued employees and directors, and motivate such service providers to perform at high levels, both of which are critical to Prosper’s continued success. Prosper expects to incur additional stock based compensation charges as a result of the Repricings.
The financial statement impact of the above Repricings is $0.8 million in the three months ended March 31, 2017 and $1.1 million (net of forfeitures) that will be recognized over the remaining weighted average vesting period of 2.1 years.
Early Exercised Stock Options
The balance of stock options that were early exercised under the 2005 Plan as of March 31, 2017 is not material.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the three months ended March 31, 2017 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2017	41,395,719	$1.48
Options issued	30,388,611	0.22
Options exercised – vested	(34,475)	0.11
Options forfeited	(7,744,759)	1.25
Balance as of March 31, 2017	64,005,096	$0.25
Options vested and expected to vest as of March 31, 2017	50,420,436	0.25
Options vested and exercisable at March 31, 2017	22,463,217	0.25
Due to the timing of the 2017 Reprice, the ending weighted average exercise price shown above reflects repriced options while the opening weighted average exercise price does not.
Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of March 31, 2017 is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted – Avg. Remaining Life	Weighted –Avg. Exercise Price	Number Vested	Weighted – Avg. Exercise Price
$0.02 - 0.20	8,379,510	6.81	$0.11	8,373,336	$0.11
0.20 - 0.50	53,457,105	9.50	0.22	11,921,400	0.22
0.50 - 2.14	2,168,481	8.41	1.65	2,168,481	1.64
$0.02 - 2.14	64,005,096	9.11	$0.25	22,463,217	$0.25
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires Prosper to make assumptions and judgments about the variables used in the calculation, including the fair value of PMI’s common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of PMI’s common stock, a risk-free interest rate, and expected dividends. Given the absence of a publicly traded market, Prosper considered numerous objective and subjective factors to determine the fair value of PMI’s common stock at each grant date. These factors included, but were not limited to: (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) the prices for PMI’s preferred stock sold to outside investors; (iii) the rights, preferences and privileges of PMI’s preferred stock relative to PMI’s common stock; (iv) the lack of marketability of PMI’s common stock; (v) developments in the business; (vi) secondary transactions of PMI’s common and preferred shares and (vii) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of Prosper, given prevailing market conditions. As PMI’s stock is not publicly traded volatility for stock options is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of Prosper. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options using the simplified method. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Prosper uses an expected dividend yield of zero as it does not anticipate paying any dividends in the foreseeable future.
Prosper also estimates forfeitures of unvested stock options. Expected forfeitures are based on Prosper’s historical experience.  To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest.
The fair value of PMI’s stock option awards granted during the three months ended March 31, 2017 and 2016 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended March 31,
	2017	2016
Volatility of common stock	50.28%	N/A
Risk-free interest rate	2.12%	N/A
Expected life	5.7 years	N/A
Dividend yield	0%	N/A
Restricted Stock Unit Activity
During the three months ended March 31, 2017, PMI granted restricted stock units (“RSUs”) to certain employees that are subject to three-year vesting terms or four year vesting terms and the occurrence of a liquidity event.
The aggregate fair value of the RSUs granted was $3 thousand. The following table summarizes the activities for PMI’s RSUs during the three months ended March 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2016	1,995,159	$2.16
Granted	12,000	0.22
Vested	—	—
Forfeited	(434,750)	2.18
Unvested - March 31, 2017	1,572,409	$2.14

The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Origination and servicing	$217	$439
Sales and marketing	171	736
General and administrative	3,112	3,932
Total stock based compensation	$3,500	$5,107
During the three months ended March 31, 2017 and 2016, Prosper capitalized $108 thousand and $210 thousand respectively, of stock-based compensation as internal use software and website development costs. As of March 31, 2017, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper’s employees’ unvested stock-based awards was approximately $26.9 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.26 years.
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
In addition to the employment costs associated with the restructuring, Prosper is also marketing for sublease our existing office space that is no longer needed due to the reduction in headcount. Other than accretion and changes in sublease loss estimates, Prosper does not expect any additional restructuring charges related to this restructuring.
The following table summarizes the activities related to Prosper's restructuring plan (in thousands):

	Severance Related	Facilities Related	Total
Balance January 1, 2017	$597	$6,052	$6,649
Adjustments to expense	(1)	(73)	(74)
Less: Cash paid	(474)	(2,836)	(3,310)
Balance March 31, 2017	$122	$3,143	$3,265

15. Income Taxes
For the three months ended March 31, 2017 and 2016, Prosper recognized $164 thousand and $165 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability.  No other income tax expense or benefit was recorded for the three month periods ended March 31, 2017 and 2016 due to a full valuation allowance recorded against our deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
16. Consortium Purchase Agreement
On February 27, 2017, Prosper entered into series of agreements (the "Consortium Purchase Agreement") with a consortium of investors (the "Consortium"). Under the Consortium Purchase Agreement the Consortium has agreed to purchase borrower loans in an aggregate principal amount of up to $5.0 billion (including certain loans purchased by one of the investors prior to the date of the Consortium Agreement). PFL will be obligated to offer for purchase minimum monthly volumes of eligible loans to the Consortium, for the Consortium to elect to purchase.

In connection with the above agreement to purchase PMI issued to the Consortium, three warrants (together, the “Series F Warrant”) to purchase up to in aggregate 177,720,706 shares of PMI’s Series F Preferred Stock at an exercise price of $0.01 per share (the “Warrant Shares”).
The Consortium’s right to exercise the Series F Warrant is subject to monthly vesting during the term of the Consortium Purchase Agreement based upon the volume of loans Purchaser elects to purchase (if any) in each month, subject to certain cure rights such as offering additional loans for sale in subsequent periods (except that a certain portion of the Series F Warrant will be immediately exercisable as a result of loans purchased before the signing of the agreement). Under the terms of the Warrant Agreement, the Warrant Shares may also vest in full upon a change of control of PMI, insolvency of PMI or PFL, certain breaches of contract by PMI or PFL that are not cured within a defined cure period and upon the occurrence of certain other events set forth in the Warrant Agreement.
On vesting of the Series F warrants, Prosper records a liability as Convertible Preferred Stock Warrant Liability on the Condensed Consolidated Balance Sheet at fair value and a corresponding amount as "Fair Value of Warrants Vested on Sale of Borrower Loans" on the Condensed Consolidated Statement of Operations. Subsequent changes in the fair value of the vested warrants are recorded in "Other Expenses" on the Condensed Consolidated Statement of Operations. Additionally as part of the Consortium Purchase Agreement certain rebates previously issued were settled by the issuance of vested Series F Convertible Preferred Stock Warrants. The difference in fair value of these warrants over the cash settlement price is recorded in "Other Expense" on the Condensed Consolidated Statement of Operations.
17. Commitments and Contingencies
Future Minimum Lease Payments
Prosper has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2022 and 2027.
Future minimum rental payments under these leases as of March 31, 2017 are as follows (in thousands):

Remaining nine months of 2017	3,977
2018	5,690
2019	6,026
2020	6,193
2021	6,170
2022	6,076
Thereafter	8,480
Total future operating lease obligations	$42,612
The payments in the above table include amounts that have been accrued for as part of the restructuring liability in Note 14. Restructuring accrual balances related to operating facility leases were $3.1 million at March 31, 2017.
Rental expense under operating lease arrangements was $1.3 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively.
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month.  To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency.  Accordingly, the minimum fee for the remaining nine months ended December 31, 2017 is $1.3 million. The minimum fee is $1.7 million and $0.9 million in each of the years 2018 and 2019, respectively.
Additionally, under the agreement with WebBank, Prosper is required to maintain a minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At March 31, 2017, Prosper was in compliance with the covenant.

Loan Purchase Commitments
Prosper has entered into an agreement with WebBank to purchase $26.6 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2017 and the first business day of the quarter ending June 30, 2017. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2017.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at March 31, 2017 is $3,453 million. Prosper has accrued $1.0 million and $0.6 million as of March 31, 2017 and December 31, 2016, respectively, in regard to this obligation.
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
In 2008, plaintiffs filed a class action lawsuit against Prosper and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California. The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. On July 19, 2013 solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation agreed to enter into a settlement to resolve all claims related thereto (the “Settlement”). In connection with the Settlement, Prosper agreed to pay an aggregate amount of $10 million into a settlement fund, split into four annual installments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. The Settlement received final approval in a final order and judgment entered by the Superior Court on April 16, 2014. Pursuant to the final order and judgment, the claims in the class action were dismissed, and the defendants were released by the plaintiffs from all claims that were or could have been asserted concerning the issues alleged in the class action lawsuit. All annual installments have been made prior to March 31, 2017.
18. Related Parties
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three months ended March 31, 2017 and 2016, as well as the Notes and Borrower Loans outstanding as of March 31, 2017 and December 31, 2016 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased Three Months Ended March 31,		Interest Earned on Notes and Borrower Loans Three Months Ended March 31,
Related Party	2017	2016	2017	2016
Executive officers and management	$5	$405	$93	$49
Directors (excluding executive officers and management)	88	236	10	6
Total	$93	$641	$103	$55

	Notes and Borrower Loans Balance as of
Related Party	March 31, 2017	December 31, 2016
Executive officers and management	$1,277	$1,620
Directors (excluding executive officers and management)	561	537
	$1,838	$2,157
19. Significant Concentrations
Prosper is dependent on third party funding sources such as banks and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the period ended March 31, 2017, 33%, 24% and 12% were purchased by three different parties. This compares to 36%, 20% and 8% for the period ended March 31, 2016. Further, a significant portion of our business is dependent on funding through the Whole Loan Channel, for which 90% and 94% of Borrower Loans were originated through the Whole Loan Channel in the periods ended March 31, 2017 and 2016, respectively.
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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	March 31, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$8,365	$6,929
Restricted Cash	119,535	147,983
Short Term Investments	1,282	1,280
Loans Held for Sale at Fair Value	109	624
Borrower Loans Receivable at Fair Value	317,536	315,627
Property and Equipment, Net	9,887	10,095
Servicing Assets	12,190	12,461
Other Assets	233	186
Total Assets	$469,137	$495,185
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$746	$2,223
Payable to Related Party	2,790	1,899
Payable to Investors	114,339	141,625
Notes at Fair Value	316,944	316,236
Other Liabilities	2,545	1,877
Total Liabilities	437,364	463,860
Member's Equity
Member's Equity	30,704	30,704
Retained Earnings	1,069	621
Total Member's Equity	$31,773	$31,325
Total Liabilities and Member's Equity	$469,137	$495,185
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$15,153	$15,417
Servicing Fees, Net	5,879	7,034
Gain (Loss) on Sale of Borrower Loans	(3,625)	3,791
Other Revenues	32	392
Total Operating Revenues	17,439	26,634
Interest Income on Borrower Loans	11,499	10,507
Interest Expense on Notes	(10,678)	(9,722)
Net Interest Income	821	785
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(94)	(78)
Total Net Revenues	18,166	27,341
Expenses
Administration Fee - Related Party	15,815	20,607
Servicing	844	1,227
General and Administrative	1,059	357
Total Expenses	17,718	22,191
Total Net Income	$448	$5,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net Income	$448	$5,150
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	94	78
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(418)	(153)
Gain on Sale of Borrower Loans	(2,764)	(3,971)
Change in Fair Value of Servicing Rights	2,984	2,602
Depreciation and Amortization	1,280	883
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(523,997)	(931,420)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	524,515	931,422
Restricted Cash Except for those Related to Investing Activities	26,166	2,511
Other Assets	(47)	(387)
Accounts Payable and Accrued Liabilities	(1,477)	(610)
Payable to Investors	(27,286)	(4,225)
Net Related Party Receivable/Payable	850	2,111
Other Liabilities	719	82
Net Cash Provided by Operating Activities	1,067	4,073
Cash Flows From Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(56,680)	(55,171)
Principal Payment of Borrower Loans Held at Fair Value	50,565	41,599
Maturities of Short Term Investments	1,280	1,277
Purchases of Short Term Investments	(1,282)	(1,278)
Purchases of Property and Equipment	(1,031)	(1,804)
Changes in Restricted Cash Related to Investing Activities	2,282	550
Net Cash Used in Investing Activities	(4,866)	(14,827)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	56,814	55,273
Payments of Notes Held at Fair Value	(51,579)	(42,644)
Net Cash Provided by (Used in) Financing Activities	5,235	12,629
Net Increase in Cash and Cash Equivalents	1,436	1,875
Cash and Cash Equivalents at Beginning of the Year	6,929	15,026
Cash and Cash Equivalents at End of the Period	$8,365	$16,901
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$11,100	$9,879
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$1,647	495
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Prosper Funding LLC (“PFL”) was formed in the state of Delaware on February 17, 2012 as a limited liability company with the sole equity member being Prosper Marketplace, Inc. (“PMI”, "Parent").  Except as the context otherwise requires, as used in these Notes to the condensed consolidated financial statements of Prosper Funding LLC, “Prosper Funding,” “we,” “us,” and “our” refers to PFL and its wholly owned subsidiaries, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, and Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis.
The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
Prosper Funding did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2017 and March 31, 2016.
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
2. Significant Accounting Policies
Prosper Funding's significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these accounting policies during the first three months of 2017.
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
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (ASU2016-18)", which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. Prosper Funding is currently evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Property and equipment:
Internal-use software and web site development costs	$17,821	$16,749
Less accumulated depreciation and amortization	(7,934)	(6,654)
Total property and equipment, net	$9,887	$10,095
Depreciation expense for the three months ended March 31, 2017 and 2016 was $1.3 million and $0.9 million, respectively.
4. Borrower Loans, Loans Held For Sale and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale and Notes as of March 31, 2017 and December 31, 2016, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Aggregate principal balance outstanding	$320,670	$319,143	$(323,672)	$(323,358)	$120	$641
Fair value adjustments	(3,134)	(3,516)	6,728	7,122	(11)	(17)
Fair value	$317,536	$315,627	$(316,944)	$(316,236)	$109	$624

At March 31, 2017, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through March 2022. At December 31, 2016, outstanding Borrower Loans had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2021.
Approximately $1.8 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the three months ended March 31, 2017.
As of March 31, 2017, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.4 million and a fair value of $0.7 million. As of December 31, 2016, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.2 million and a fair value of $1.0 million. Prosper Funding places loans on non-accrual status when they are over 120 days past due. As of March 31, 2017 and December 31, 2016, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.5 million, respectively.
5. Loan Servicing Assets and Liabilities
Prosper Funding accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total losses recognized on the sale of such Borrower Loans were $3.6 million for the three months ended March 31, 2017, and the total gains recognized on the sale of such Borrower Loans were $3.8 million during the three months ended March 31, 2016.
At March 31, 2017, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.4 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and various maturity dates through March 2022. At December 31, 2016, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.4 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and various maturity dates through December 2020.
$8.5 million and $9.4 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the three months ended March 31, 2017 and 2016, respectively.
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
6. Income Taxes
Prosper Funding incurred no income tax provision for the three months ended March 31, 2017 and 2016. Prosper Funding is a US disregarded entity and its income and loss is included in the return of its parent, PMI. Since PMI is in a loss position, is not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$317,536	$317,536
Servicing Assets	—	—	12,190	12,190
Loans Held for Sale	—	—	109	109
Total Assets	—	—	329,835	329,835
Liabilities:
Notes	$—	$—	$316,944	$316,944
Servicing Liabilities	—	—	147	147
Loan Trailing Fee Liability			1,104	1,104
Total Liabilities	$—	$—	$318,195	$318,195

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$315,627	$315,627
Servicing Assets	—	—	12,461	12,461
Loans Held for Sale	—	—	624	624
Total Assets	—	—	328,712	328,712
Liabilities:
Notes	$—	$—	$316,236	$316,236
Servicing Liabilities	—	—	198	198
Loan Trailing Fee Liability	—	—	665	665
Total Liabilities	$—	$—	$317,099	$317,099
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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s level 3 fair value measurements at March 31, 2017 and December 31, 2016:

Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	March 31, 2017	December 31, 2016
Discount rate	3.8% - 14.4%	4.0% - 15.9%
Default rate	1.9% - 15.6%	1.7% - 14.9%
Servicing Rights

Range
Unobservable Input	March 31, 2017	December 31, 2016
Discount rate	15% - 25%	15% - 25%
Default rate	1.5% - 16.0%	1.5% - 15.2%
Prepayment rate	14.9% - 27.3%	13.6% - 26.6%
Market servicing rate	0.625%	0.625%
The changes in the Borrower Loans, Loans Held for Sale and Notes, which are Level 3 assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2017	$315,627	$(316,236)	$624	$15
Originations	56,680	(56,814)	523,997	523,863
Principal repayments	(49,444)	51,579	(28)	2,107
Borrower Loans sold to third parties	(1,121)	—	(524,487)	(525,608)
Other changes	(1)	422	(3)	418
Change in fair value	(4,205)	4,105	6	(94)
Balance at March 31, 2017	$317,536	$(316,944)	$109	$701

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2016	$297,273	$(297,405)	$32	$(100)
Originations	55,171	(55,273)	931,420	931,318
Principal repayments	(40,986)	42,062	(4)	1,072
Borrower Loans sold to third parties	(613)	582	(931,418)	(931,449)
Other changes	(4)	157	—	153
Change in fair value	(7,598)	7,520	—	(78)
Balance at March 31, 2016	$303,243	$(302,357)	$30	$916
The following table presents additional information about Level 3 servicing assets and liabilities recorded at fair value for the three months ended March 31, 2017 (in thousands).

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2017	12,461	198
Additions	2,764	—
Less: Changes in fair value	(3,035)	(51)
Fair Value at March 31, 2017	12,190	147

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2016	13,605	484
Additions	4,021	9
Less: Changes in fair value	(2,697)	(95)
Fair Value at March 31, 2016	14,929	398

The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Balance at January 1, 2017	665
Issuances	552
Cash payment of Loan Trailing Fee	(144)
Change in fair value	31
Balance at March 31, 2017	1,104
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at March 31, 2017 for Borrower Loans, Loans Held for Sale and Notes funded are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Discount rate assumption:	6.91%	*	6.91%	*
Resulting fair value from:
100 basis point increase	$314,431		$313,731
200 basis point increase	311,299		310,600
Resulting fair value from:
100 basis point decrease	$320,943		$320,241
200 basis point decrease	324,329		323,626
Default rate assumption:	12.55%	*	12.55%	*
Resulting fair value from:
100 basis point increase	$313,899		$313,189
200 basis point increase	310,262		309,544
Resulting fair value from:
100 basis point decrease	$321,406		$320,715
200 basis point decrease	325,206		324,525
 * Represents weighted average assumptions considering all credit grades.
Servicing Asset and Liability Fair Value Input Sensitivity:
The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of March 31, 2017 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	11,377	162
Market servicing rate decrease to 0.60%	13,003	132
Weighted average prepayment assumptions	21.13%	21.13%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	12,946	144
Applying a 0.9 multiplier to prepayment rate	13,362	150
Weighted average default assumptions	12.05%	12.05%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	12,006	147
Applying a 0.9 multiplier to default rate	12,379	147
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
8. Commitments and Contingencies
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month.  To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency.  Accordingly, the minimum fee for the remaining nine months of 2017 is $1.3 million.  The minimum fee is $1.7 million and $0.9 million for years 2018 and 2019, respectively.
Loan Purchase Commitments
Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $26.6 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2017 and first business day of the quarter ending June 30, 2017. Prosper Funding will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2017.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper Funding and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at March 31, 2017 is $3,383 million. Prosper Funding had accrued $1.0 million and $0.6 million as of March 31, 2017 and December 31, 2016, respectively, in regard to this obligation.
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
Prosper Funding’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be related parties of Prosper Funding as of March 31, 2017 and December 31, 2016 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Three Months Ended March 31,		Three Months Ended March 31,
Related Party	2017	2016	2017	2016
Executive officers and management	$5	$405	$49	$49
Directors (excluding executive officers and management)	—	—	—	—
Total	$5	$405	$49	$49

	Note and Borrower Loan Balance as of
Related Party	March 31, 2017	December 31, 2016
Executive officers and management	$1,277	$1,620
Directors (excluding executive officers and management)	—	—
	$1,277	$1,620

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
During the year ended December 31, 2016, our marketplace facilitated $2.2 billion in Borrower Loan originations, of which $2.0 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. In the three months ended March 31, 2017, our marketplace facilitated $585.6 million in Borrower Loan originations, of which $528.8 million were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. From inception through March 31, 2017, our marketplace facilitated $8.9 billion in Borrower Loan originations, of which $7.6 billion were funded through our Whole Loan Channel, representing 86% of the total Borrower Loans originated through our marketplace during this period.
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
As discussed below, we saw reduced demand from investors who purchase Borrower Loans through the Whole Loan Channel during 2016. Management has since taken actions to increase demand from investors and as a result transaction fee revenues increased when comparing the fourth quarter of 2016 to the first quarter of 2017, however transaction fee revenues have not grown to the levels experienced in the first quarter of 2016.
Results of Operations
Overview
The following table summarizes Prosper’s net loss for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Total Net Revenue	$30,845	$56,515	(25,670)	(45)%
Total Expenses	54,702	73,814	(19,112)	(26)%
Net Loss Before Taxes	(23,857)	(17,299)	(6,558)	38%
Income Tax Expense	164	165	(1)	(1)%
Net Loss	$(24,021)	$(17,464)	(6,557)	38%

Total net revenue for the three months ended March 31, 2017 decreased $25.7 million, a 45% decrease from the three months ended March 31, 2016, primarily due to decreased Borrower Loan originations, which decreased 40% on a dollar basis, $3.3 million of rebates provided to members of the Consortium prior to the closing of the Consortium transaction of which $2.8 million were settled via the issuance of Convertible Preferred Stock Warrants to the Consortium and the vesting, after the closing of the Consortium transaction, of Convertible Preferred Stock Warrants associated with the Consortium Purchase Agreement in the amount of $3.3 million. See below for an explanation of the decrease in origination volume.  Total expenses for the three months ended March 31, 2017 decreased $19.1 million, a 26% decrease from the three months ended March 31, 2016, primarily due to a reduction in sales and marketing costs of $13.2 million. Net loss for the three months ended March 31, 2017 increased $6.6 million, primarily due to the decrease in our transaction fee revenue resulting from the decline in Borrower Loan originations during the period and the vesting of Convertible Preferred Stock Warrants associated with the Consortium Purchase Agreement.
Origination Volume
From inception through March 31, 2017, a total of 708,048 Borrower Loans, totaling $8.9 billion, were originated through Prosper’s marketplace.
During the first quarter ended March 31, 2017, 46,362 Borrower Loans totaling $585.6 million were originated through Prosper’s marketplace, compared to 72,342 Borrower Loans totaling $978.0 million during the first quarter ended March 31, 2016. This represented a decrease of 36% in terms of the number of loans and a 40% decrease in the dollar amount of loans.
The origination decreases experienced during the quarter ended March 31, 2017 versus the quarter ended March 31, 2016 are due to the fact that, beginning in the second quarter of 2016, a number of our largest investors paused or significantly reduced their purchases of Borrower Loans.  As a result Prosper contracted its operations starting in May of 2016.
Prosper has taken a number of actions aimed at increasing the amount of capital committed to make purchases through its marketplace. On February 27, 2017, Prosper signed an agreement with a consortium of investors for the purchase of up to $5.0 billion of loans over two years (for more details please see note 16 to our condensed consolidated financial statements). As a result, the dollar amount of loans originated through Prosper's marketplace increased in the first quarter of 2017 by $133.2 million or 29% when compared to the fourth quarter of 2016. Prosper currently expects that the dollar amount of loans originated through Prosper's marketplace will continue to increase over the course of 2017.

Revenue
The following table summarizes Prosper’s revenue for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$26,869	$41,824	(14,955)	(36)%
Servicing Fees, Net	6,154	7,144	(990)	(14)%
Gain (Loss) on Sale of Borrower Loans	(318)	3,791	(4,109)	(108)%
Fair Value of Warrants Vested on the Sale of Borrower Loans	(3,307)	—	(3,307)	100%
Other Revenues	720	2,773	(2,053)	(74)%
Total Operating Revenues	30,118	55,532	(25,414)	(46)%
Interest Income
Interest Income on Borrower Loans	11,499	10,783	716	7%
Interest Expense on Notes	(10,678)	(9,722)	(956)	10%
Net Interest Income	821	1,061	(240)	(23)%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(94)	(78)	(16)	21%
Total Revenues	30,845	56,515	(25,670)	(45)%
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
Transaction fees decreased primarily due to lower origination volume through Prosper’s marketplace during the three months ended March 31, 2017. The average transaction fee was 4.59% and 4.28% of the principal amount of originated loans facilitated through Prosper’s marketplace for the three months ended March 31, 2017 and 2016, respectively. This increase was due to marketing fee increases implemented in the second quarter of 2016 for certain Prosper scores. The marketing fee increases were offset by the fair value of the loan trailing fee on loans originated on the platform during the period.
Servicing Fees, Net
Prosper earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates us for the costs we incur in servicing the Borrower Loan, including managing payments from borrowers and payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The decrease in servicing fees during the three months ended March 31, 2017 was due to the decrease in Borrower Loans being serviced as a result of the decrease in sales of Borrower Loans through the Whole Loan Channel in the past year.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains and losses on Borrower Loans sold through the Whole Loan Channel. The decrease was due to a decrease in volume of such sales during the three months ending March 31, 2017 due to less loans being originated through the platform as described above and $3.3 million of rebates that were issued to members of the Consortium prior to the closing of the Consortium transaction. $2.8 million of rebates issued to members of the Consortium during the three months ending March 31, 2017 were settled by issuing vested Convertible Preferred Stock Warrants. Only $0.1 million in rebates were issued to whole loan buyers during the three months ended March 31, 2016. The decrease was offset by a 7.5 basis point higher servicing fee on borrower loans sold, increasing the gain on each loan sold.

Fair Value of Warrants Vested on the Sale of Borrower Loans
Fair Value of Warrants Vested on the Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vest when the Consortium purchases whole loans under the Consortium Purchase Agreement that was signed during the three months ended March 31, 2017. The charge of $3.3 million recognized related to the fair of warrants that vested during the three months ended March 31, 2017.
Other Revenue
Other revenues consist primarily of credit referral fees, where partner companies pay us an agreed upon amount for referrals of customers from our website. The decrease in other revenue for the three months ended March 31, 2017 was primarily the result of decreased traffic to existing partners. As described below, Prosper decreased its sales and marketing efforts in the three months ending March 31, 2017, which resulted in less traffic to the marketplace and as a result less traffic to our existing partners.  Additionally in the three months ended March 31, 2016, Prosper earned non-recurring revenues of $1.2 million that were earned in the period in relation to work performed for a BillGuard partner.
Interest Income on Borrower Loans and Interest Expense on Notes
Prosper recognizes interest income on Borrower Loans funded through the Note Channel using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding Notes based on the contractual interest rates. The interest rate charged on the Borrower Loans is generally 1% higher than the corresponding interest rate on the Note to compensate us for servicing the Borrower Loans.
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
The following table summarizes the fair value adjustments for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Borrower Loans	$(4,205)	$(7,598)
Loans held for sale	6	—
Notes	4,105	7,520
Total	$(94)	$(78)
Expenses
The following table summarizes Prosper’s expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Expenses
Origination and Servicing	$8,404	$10,449	(2,045)	(20)%
Sales and Marketing	19,555	32,720	(13,165)	(40)%
General and Administrative -Research and Development	4,174	7,670	(3,496)	(46)%
General and Administrative - Other	16,543	22,975	(6,432)	(28)%
Other Expenses	6,101	—	6,101	100%
Restructuring Charges	(75)	—	(75)	100%
Total Expenses	$54,702	$73,814	$(19,112)	(26)%

As of March 31, 2017, Prosper had 371 full-time employees compared to 667 full-time employees as of March 31, 2016. The following table reflects full-time employees as of March 31, 2017 and 2016 by department:

	March 31, 2017	March 31, 2016
Origination and Servicing	173	225
Sales and Marketing	25	131
General and Administrative - Research and Development	78	149
General and Administrative - Other	95	162
Total Headcount	371	667

Origination and Servicing
Origination and servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to Prosper’s credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The decrease in the three months ending March 31, 2017 was primarily the result of a decrease in compensation costs of $1.5 million. The decrease in compensation costs was the result of the reduction in personnel as part of our May 2016 restructuring. This was offset by increased amortization costs for internal use software of $0.4 million.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing, as well as the compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended March 31, 2017, the decrease in expenses was largely due to decreased variable costs and a decrease in personnel as Prosper slowed its marketing efforts to reduce demand from Borrowers and maintain marketplace equilibrium.  These decreases included a $3.4 million or 19% decrease in direct mailing costs as Prosper reduced the volume of its direct mail campaigns, a $3.5 million or 60% decrease in partnership costs as Prosper significantly reduced partnership activities and negotiated lower rates with existing partners, a $0.7 million or 35% decrease in online marketing costs as Prosper significantly reduced its efforts in this area and a $3.5 million or 78% decrease in compensation costs as Prosper significantly reduced its sales and marketing headcount with its restructuring, including the closing of its Utah office which contained mainly sales employees.
Research and Development
Research and development costs consist primarily of salaries, benefits and stock-based compensation expense related to engineering and product development employees and related vendor costs. The decrease for the three months ended March 31, 2017 was primarily due to a decrease in compensation costs of $2.8 million and a decrease of $0.5 million due to lower contractor usage. Compensation costs decreased as a result of the decrease in personnel since March 31, 2016. The total expenses incurred for the three months ended March 31, 2017 do not reflect the total investment in research and development activities as a portion of these costs are capitalized as internal use software projects, which are amortized in origination and servicing expense. Prosper capitalized internal-use software and website development costs in the amount of $1.1 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.
General and Administrative
General and administrative expenses consists primarily of salaries, benefits and stock-based compensation expense related to accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expense. The decrease for the three months ended March 31, 2017 was primarily the result of a decrease in compensation expense of $3.8 million, decrease in rent and occupancy expenses of $0.6 million. The decrease in compensation expenses is the result of the reduction in head count since March 31, 2016. Rent and occupancy related expenses have decreased as Prosper has ceased the use of or terminated a number of leases for office space since March 31, 2016.
Other Expenses
Other expenses includes impairment charges on assets held for sale and fair value changes on Convertible Preferred Stock Warrants. During the three months ended March 31, 2017, Prosper management began actively marketing the assets related to the Prosper Daily application and as a result the related assets were marked down to fair value less costs to sell, resulting in an impairment charge of $4.3 million. Additionally, Prosper settled certain rebates related to the purchase of whole loans by members of the Consortium prior to the closing of the Consortium transaction via the issuance of Convertible Preferred Stock Warrants at a loss of $1.5 million over the cash settlement amount.

Restructuring Charges
Restructuring costs consist of personnel and facilities related costs related to the strategic restructuring of the business that Prosper announced on May 3, 2016.   For the three months ended March 31, 2017, Prosper recorded a gain on restructuring due to a favorable outcome on lease termination that reversed a previous reserve, offset by accretion expense on the remaining liability.
Liquidity and Capital Resources
The following table summarizes Prosper’s cash flow activities for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net Loss	$(24,021)	$(17,464)
Net cash provided by (used in) operating activities	(20,177)	(24,944)
Net cash used in investing activities	21,200	(13,224)
Net cash provided by financing activities	5,175	12,834
Net increase (decrease) in cash and cash equivalents	6,198	(25,334)
Cash and cash equivalents at the beginning of the period	22,337	66,295
Cash and cash equivalents at the end of the period	$28,535	$40,961
Net cash increased for the three months ended March 31, 2017 primarily due to the maturity and sales of $24.8 million in available for sale securities, offset by the $3.3 million loss, net of non-cash items, $5.7 million reduction in Accounts Payable and Accrued Liabilities, $4.3 million increase in prepaid expenses and a $3.0 million scheduled payment to reduce our settlement liability. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties, which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans and the $24.8 million of available for sale securities that have been converted into cash. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.
Prosper also has available for sale securities that are available for its liquidity needs. The fair value of securities available for sale as of March 31, 2017 was $8.0 million. As a result the total cash, cash equivalents and available for sale investments available to Prosper at March 31, 2017 for its liquidity needs was $36.5 million. At March 31, 2017, the available for sale securities included US treasury securities and agency bonds. All securities were rated or carried implied ratings equal to investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses. These securities provided $0.1 million of interest income for the three months ending March 31, 2017. These securities continue to be available to meet liquidity needs.
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
Critical Accounting Policies

Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates in Prosper’s Annual Report on Form 10-K. There have been no significant changes to these critical accounting estimates during the first three months of 2017.

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
PFL formed PAH on October 4, 2013 as a limited liability company with the sole equity member being PFL. PAH was formed to purchase certain Borrower Loans from PFL and, sell them to certain participants in the Whole Loan Channel. PFL formed Prosper Depositor LLC on March 29, 2017 as a limited liability company with the sole equity member being PFL.
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
As discussed below, Prosper Funding saw reduced listings on the marketplace as Prosper slowed down marketing efforts to reduce demand from Borrowers and maintain marketplace equilibrium.  As a result, Prosper Funding experienced a decline in administration fee revenue-related party during the three months ended March 31, 2017 when compared to the three months ended March 31, 2016.
Results of Operations
Overview
The following table summarizes Prosper Funding’s net income for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Total Net Revenue	$18,166	$27,341	$(9,175)	(34)%
Total Expenses	17,718	22,191	(4,473)	(20)%
Net Income	$448	$5,150	$(4,702)	(91)%
Total net revenue for the three months ended March 31, 2017 decreased $9.2 million, a 34% decrease from the three months ended March 31, 2016, primarily due to the reduced number of loan listings on the marketplace during the quarter, which resulted in decreased administration fee revenue for the listing driven portion of the administration fee. Total expenses for the three months ended March 31, 2017 decreased $4.5 million, a 20% decrease from the three months ended March 31, 2016, primarily due to lower corporate administration fees related to the listing driven portion during the current quarter.

Revenue
The following table summarizes Prosper Funding’s revenue for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$15,153	$15,417	(264)	(2)%
Servicing Fees, Net	5,879	7,034	(1,155)	(16)%
Gain (Loss) on Sale of Borrower Loans	(3,625)	3,791	(7,416)	(196)%
Other Revenues	32	392	(360)	(92)%
Total Operating Revenues	17,439	26,634	(9,195)	(35)%
Interest Income on Borrower Loans	11,499	10,507	992	9%
Interest Expense on Notes	(10,678)	(9,722)	(956)	10%
Net Interest Income	821	785	36	5%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(94)	(78)	(16)	21%
Total Revenue	$18,166	$27,341	(9,175)	(34)%
Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. Effective July 1, 2016 the Administration Agreement was amended. The amendments included amending the License Fee to include a fixed monthly fee alongside a reduced variable fee and the introduction of a Rebates Fee related to rebates given to investors. The decrease was the result of a decrease in the listing driven portion of administration fees as a result of lower listings in the three months ended March 31, 2017. The decrease was offset by the above changes in the administration agreement, which was designed to compensate Prosper Funding for any rebates offered to whole loan investors.
Servicing Fee Revenue, Net
Prosper Funding earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates Prosper Funding for the costs it incurs in servicing these Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The decrease in servicing fees was due to the decrease in Borrower Loans being serviced as a result of the decrease in loan originations in the past year.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains (losses) on Borrower Loans sold through the Whole Loan Channel. The decrease in the three months ended March 31, 2017 was due to a decrease in volume of such sales during the three months ending March 31, 2017 due to less loans being originated through the platform as described above and due to increase in rebates offered to certain whole loans to facilitate the sale of large volumes of Borrower Loans through the Whole Loan Channel. The increase in rebates of $6.5 million is primarily due to warrants issued by PMI in relation to the agreement with the Consortium that was reached in 2017 that results in warrants for convertible preferred stock vesting as loans are purchased by the Consortium. During the three months ended March 31, 2016, only minimal rebates were offered as demand from our whole loan buyers was significantly stronger.

Other Revenue
Other revenue consists primarily of fees earned from assisting whole loan purchasers with securitizations of their holdings. The decrease is due to the fees earned by Prosper Funding from assisting whole loan purchasers with securitizations. Less securitization fees were earned in the three months ended March 31, 2017 due to no securitizations being completed during the period.
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
The following table summarizes the fair value adjustments for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Borrower Loans	$(4,205)	$(7,598)
Loans held for sale	$6	$—
Notes	$4,105	$7,520
Total	$(94)	$(78)
Expenses
The following table summarizes Prosper Funding’s expenses for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$15,815	$20,607	(4,792)	(23)%
Servicing	844	1,227	(383)	(31)%
General and Administrative	1,059	357	702	197%
Total Expenses	$17,718	$22,191	(4,473)	(20)%
Administration Fee Expense - Related Party
Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI a Corporate Administration Fee, a fee for each Borrower Loan originated through the marketplace, a proportion of all servicing fees collected by or on behalf of Prosper Funding, and all nonsufficient funds fees collected by or on behalf of Prosper Funding. Effective July 1, 2016 the Administration Agreement was amended. The amendments included amending the Corporate Administration Fee to a fixed amount of $500,000 per month, increasing the Loan Platform Servicing Fee to $150 per Borrower Loan originated through the marketplace and reducing the Loan and Note Servicing Fee to 62.5% of all servicing fee collected by or on behalf of Prosper

Funding. The decrease in fees for the three months ended March 31, 2017 was due to lower fees paid on the origination of borrower loans due to the decrease in origination volume.
Servicing
Servicing costs consists primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The decrease was primarily due to an decrease in vendor costs due to the lower loan volumes that were serviced by the platform in the three months ended March 31, 2017.
General and Administrative
General and administrative costs consist primarily of bank service charges and professional fees. The increase for the three months ended March 31, 2017 was primarily due to an increase in outsourced collection fees resulting from enhancements Prosper Funding made to its collection process on delinquent loans that it services.
Liquidity and Capital Resources
The following table summarizes Prosper Funding’s cash flow activities for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net Income	$448	$5,150
Net cash provided by operating activities	1,067	$4,073
Net cash used in investing activities	(4,866)	(14,827)
Net cash provided by financing activities	5,235	12,629
Net increase in cash and cash equivalents	1,436	1,875
Cash and cash equivalents at the beginning of the period	6,929	15,026
Cash and cash equivalents at the end of the period	$8,365	$16,901

The net increase in Cash for the three months ended March 31, 2017, is primarily due to net income of $0.4 million. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.
Income Taxes
Prosper Funding incurred no income tax expense for the three months ended March 31, 2017 and 2016. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of March 31, 2017, Prosper Funding has not engaged in any off-balance sheet financing activities.
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
Prosper had cash and cash equivalents of $28.5 million as of March 31, 2017, and $22.3 million as of December 31, 2016.  These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes.  Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.
Interest Rate Sensitivity
Prosper holds available for sale investments.  The fair value of Prosper’s available for sale investment portfolio was $8.0 million and $32.8 million as of March 31, 2017 and December 31, 2016, respectively.  These investments consisted of U.S. agency bonds and U.S. Treasury securities. To mitigate the risk of loss, Prosper’s investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, Prosper limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on Prosper’s available for sale investments and the market value of those investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $41 thousand in the fair value of Prosper’s available for sale investments as of March 31, 2017, and of approximately $147 thousand in the fair value of Prosper’s available for sale investments as of December 31, 2016. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $39 thousand in the fair value of Prosper’s available for sale investments as of March 31, 2017, and of approximately $134 thousand in the fair value of Prosper’s available for sale investments as of December 31, 2016. Any realized gains or losses resulting from such interest rate changes would only be recorded if Prosper sold the investments prior to maturity and the investments were not considered other-than-temporarily impaired.
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
Prosper Funding had cash and cash equivalents of $8.4 million as of March 31, 2017, and $6.9 million as of December 31, 2016.  These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes.  Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each of the Registrant’s Principal Executive Officer (PEO) and the Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of March 31, 2017. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.

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
On November 17, 2016, PMI, PFL and Colchis entered into a Settlement and Release Agreement, pursuant to which Colchis agreed to terminate the Colchis Agreement and waive all rights conferred under such agreement in exchange for a $9 million cash payment by PMI and PMI’s issuance of the warrant to purchase shares of Series E-1 Preferred convertible stock representing 7% of PMI’s capitalization on a fully diluted basis as of the date of the issuance of the warrant for an exercise price of $.01 per share.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and "Part I - Item 1A - Risk Factors" in our Annual Report on Form 10-K.
RISKS RELATED TO PFL AND PMI, OUR MARKETPLACE AND OUR ABILITY TO SERVICE THE NOTES
Our systems and marketplace utilize complex programs, algorithms and inputs, and if they contain errors, our business could be adversely affected.
Our marketplace utilizes complex programs, algorithms and inputs. We depend on these programs, algorithms and inputs to store, retrieve, process and manage data, as well as to provide marketplace features such as the Prosper Rating, estimated loss rates, estimated returns, and individual note, note portfolio and platform wide performance data. Errors or other design defects within these programs, algorithms and inputs may result in a negative experience for borrowers and investors, delay introductions of new features or enhancements, impact the information displayed on our website, or result in negative publicity and unfavorable media coverage, harm to our reputation, litigation, regulatory inquiries or proceedings, loss of or damage to our relationships with borrowers or investors or loss of revenue or liability for damages, any of which could adversely affect our business and financial results.  In April 2017, we became aware of an error in the manner in which we calculated the annualized net return and seasoned annualized net return numbers provided to note investors. The error did not affect any other part of note investors’ accounts, nor did it affect any other aspects of the platform, including the receipt and distribution of loan payments, deposits, monthly statements or tax documentation, or the note and loan level information provided to investors.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None.
Information for this Item is not required for Prosper Funding because it meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q; Prosper Funding is therefore filing this Form with the reduced disclosure format.
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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

Date: May 12, 2017	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)
Director; Treasurer of Prosper Funding LLC

Date: May 12, 2017	/s/ Usama Ashraf
Usama Ashraf
Chief Financial Officer of Prosper Marketplace, Inc.
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Fifth Amended and Restated Limited Liability Company Agreement of PFL, dated October 21, 2013 (incorporated by reference to Exhibit 3.1 of the Post-Effective Amendment No. 3 to the Registration Statement on Form S-1, filed October 23, 2013 by PFL and PMI)

3.2	Amended and Restated Certificate of Incorporation of PMI (incorporated by reference to Exhibit 3.2 of PMI's and PFL's Annual Report on Form 10-K, filed on March 17, 2017)

3.3	PFL Certificate of Formation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by PFL and PMI)

3.4	Bylaws of PMI, as amended by an Amendment No. 1 dated February 15, 2016 (incorporated by reference to Exhibit 3.2 of PMI's and PFL's Form 10-Q, filed on August 15, 2016)

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)

4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)

4.3
Supplemental Indenture, dated January 22, 2013, between PMI, PFL and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.4
Indenture, dated June 15, 2009, between PMI and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Pre-Effective Amendment No. 5 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed June 26, 2009)

4.5
Amended and Restated Indenture, dated January 22, 2013, between PFL and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

10.1	Form of PFL Borrower Registration Agreement (2)

10.2	Form of PFL Investor Registration Agreement (incorporated by reference to Exhibit 10.2 of PMI's and PFL's Annual Report on Form 10-K, filed on March 17, 2017)

10.3	Amendment No. 2 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Form 10-Q, filed on August 15, 2016) (3)

10.4	Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.5	Marketing Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.6	Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Current Report on Form 8-K filed on July 8, 2016) (1)

10.7
Amendment No. 3 to Administration Agreement between PFL and PMI, dated as of November 8, 2016 and made effective as of July 1, 2016 (incorporated by reference to Exhibit 10.8 of PMI's and PFL's Annual Report on Form 10-K, filed on March 17, 2017)

10.8
Loan Purchase Agreement, dated as of February 27, 2017, among PFL, PF LoanCo Funding LLC, and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely in its capacity as trustee of PF LoanCo Trust (1) (2)

10.9	Warrant Agreement, dated as of February 27, 2017, among PMI, PF WarrantCo Holdings, LP, and, for certain limited purposes, New Residential Investment Corp (1)(2)

10.10	Back-Up Servicing Agreement (Note Channel), dated as of February 24, 2017, among PFL, PMI, and First Associates Loan Servicing, LLC (1)(2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. (2)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. (2)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. (2)

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. (2)

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. (2)

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