Form 10-Q
period 2017-06-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2017-08-14
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
As of August 4, 2017, there were 69,744,201 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.

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

There may be other factors that may cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
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

Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$34,667	$22,337
Restricted Cash	179,331	163,907
Available for Sale Investments, at Fair Value	7,997	32,769
Accounts Receivable	732	757
Loans Held for Sale, at Fair Value	95	624
Borrower Loans, at Fair Value	312,272	315,627
Property and Equipment, Net	22,068	24,853
Prepaid and Other Assets	9,227	4,606
Servicing Assets	13,489	12,786
Goodwill	36,368	36,368
Intangible Assets, Net	1,862	9,212
Total Assets	$618,108	$623,846
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$10,508	$15,017
Payable to Investors	160,611	142,644
Notes at Fair Value	311,410	316,236
Other Liabilities	12,775	17,173
Convertible Preferred Stock Warrant Liability	70,114	21,711
Total Liabilities	565,418	512,781
Commitments and Contingencies (see Note 17)
Convertible Preferred Stock – $0.01 par value; 407,511,351 shares authorized; 177,388,428 issued and outstanding as of June 30, 2017; and 217,388,425 shares authorized, 177,388,425 issued and outstanding as of December 31, 2016. Aggregate liquidation preference of $325,952 as of June 30, 2017 and December 31, 2016.	275,938	275,938
Stockholders' Deficit
Common Stock ($0.01 par value; 550,000,000 shares authorized, 70,719,747 issued and 69,783,812 outstanding as of June 30, 2017; and 338,222,103 shares authorized, 70,843,044 shares issued and 69,907,109 outstanding as of December 31, 2016)	222	212
Additional Paid-In Capital	131,021	123,988
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(331,070)	(265,648)
Accumulated Other Comprehensive Loss	(4)	(8)
Total Stockholders' Deficit	(223,248)	(164,873)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$618,108	$623,846
All share numbers reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Operating Revenues
Transaction Fees, Net	$35,423	$19,276	$62,291	$61,100
Servicing Fees, Net	6,793	7,676	12,947	14,819
Gain (Loss) on Sale of Borrower Loans	3,803	(687)	3,485	3,104
Fair Value of Warrants Vested on Sale of Borrower Loans	(16,887)	—	(20,194)	—
Other Revenue	1,415	816	2,135	3,589
Total Operating Revenues	30,547	27,081	60,664	82,612
Interest Income
Interest Income on Borrower Loans	12,007	11,192	23,507	21,975
Interest Expense on Notes	(11,177)	(10,098)	(21,855)	(19,819)
Net Interest Income	830	1,094	1,652	2,156
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	70	(2)	(24)	(79)
Total Net Revenue	31,447	28,173	62,292	84,689
Expenses
Origination and Servicing	8,873	8,833	17,278	19,282
Sales and Marketing	20,131	12,303	39,687	45,023
General and Administrative	18,758	28,499	39,473	59,145
Restructuring Charges, Net	647	14,061	572	14,061
Change in Fair Value of Convertible Preferred Stock Warrants	22,416	—	22,817	—
Other Expenses, Net	1,930	—	7,629	—
Total Expenses	72,755	63,696	127,456	137,511
Net Loss Before Taxes	(41,308)	(35,523)	(65,164)	(52,822)
Income Tax Expense	97	105	262	270
Net Loss Applicable to Common Stockholders	$(41,405)	$(35,628)	$(65,426)	$(53,092)
Net Loss Per Share – Basic and Diluted	$(0.59)	$(0.56)	$(0.94)	$(0.86)
Weighted-Average Shares - Basic and Diluted	69,691,841	63,270,058	69,436,365	61,813,773
All share numbers reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Loss	$(41,405)	$(35,628)	$(65,426)	$(53,092)
Other Comprehensive Income, Before Tax
Change in Net Unrealized Gain on Available for Sale Investments, at Fair Value	(1)	25	16	215
Realized (Gain) Loss on Sale of Available for Sale Investments, at Fair Value	—	6	(12)	6
Other Comprehensive Income, Before Tax	(1)	31	4	221
Income tax effect	—	—	—	—
Other Comprehensive Income, Net of Tax	(1)	31	4	221
Comprehensive Loss	(41,406)	(35,597)	(65,422)	(52,871)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from Operating Activities:
Net Loss	$(65,426)	$(53,092)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	24	79
Depreciation and Amortization	6,270	6,430
Gain on Sales of Borrower Loans	(6,532)	(5,690)
Change in Fair Value of Servicing Rights	5,742	5,647
Stock-Based Compensation Expense	6,812	11,510
Restructuring Liability	412	8,492
Fair Value of Warrants Vested	21,677	—
Change in Fair Value of Warrants	22,817	—
Impairment Losses on Assets Held for Sale	6,319	—
Other, Net	199	227
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,245,826)	(1,358,011)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,246,358	1,353,338
Restricted Cash Except for those Related to Investing Activities	(18,329)	20,621
Accounts Receivable	25	1,564
Prepaid and Other Assets	(4,637)	(84)
Accounts Payable and Accrued Liabilities	(3,696)	(4,995)
Payable to Investors	17,967	(21,631)
Other Liabilities	(1,774)	(7,690)
Net Cash Used in Operating Activities	(11,598)	(43,285)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(106,940)	(109,215)
Principal Payments of Borrower Loans Held at Fair Value	99,482	83,514
Purchases of Property and Equipment	(2,485)	(8,600)
Maturities of Short Term Investments	1,280	1,278
Purchases of Short Term Investments	(1,263)	(1,277)
Purchases of Available for Sale Investments, at Fair Value	—	(11,725)
Proceeds from Sale of Available for Sale Investments	16,163	9,193
Maturities of Available for Sale Investments	8,600	20,064
Changes in Restricted Cash Related to Investing Activities	2,905	(2,614)
Net Cash Provided by (Used in) Investing Activities	17,742	(19,382)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	106,506	109,147
Payments of Notes Held at Fair Value	(100,274)	(84,200)
Proceeds from Exercise of Warrants and Stock Options including Early Exercise, and Issuance of Restricted Stock	18	464
Repurchase of Common Stock and Restricted Stock	(64)	(46)
Taxes Paid for Awards Vested Under Equity Incentive Plans	—	(169)
Net Cash Provided by Financing Activities	6,186	25,196
Net Increase (Decrease) in Cash and Cash Equivalents	12,330	(37,471)
Cash and Cash Equivalents at Beginning of the Period	22,337	66,295
Cash and Cash Equivalents at End of the Period	$34,667	$28,824
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$22,121	$19,787
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	$169	$346
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these accounting policies during the first six months of 2017.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures.  This guidance will be effective for us in the first quarter of our fiscal year 2019, and early adoption is permitted. Prosper is currently evaluating the impact that this guidance will have on its consolidated financial statements, however we do expect that this guidance will have a material impact on Prosper's consolidated financial statements. As of June 30, 2017 Prosper has a total of $41.4 million in non-cancelable operating lease commitments.
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
3. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Property and equipment:
Computer equipment	$14,370	$14,107
Internal-use software and website development costs	18,603	16,750
Office equipment and furniture	3,010	3,010
Leasehold improvements	7,038	7,038
Assets not yet placed in service	1,453	1,222
Property and equipment	44,474	42,127
Less accumulated depreciation and amortization	(22,406)	(17,274)
Total property and equipment, net	$22,068	$24,853
Depreciation and amortization expense for property and equipment for the three months ended June 30, 2017 and 2016 was $2.7 million and $2.5 million, respectively. Depreciation and amortization expense for property and equipment for the six months ended June 30, 2017 and 2016 was $5.2 million and $4.5 million respectively. Prosper capitalized internal-use software and website development costs in the amount of $1.0 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively. Prosper capitalized internal-use software and website development costs in the amount of $2.1 million and $3.6 million for the six months ended June 30, 2017 and 2016, respectively.
4. Borrower Loans, Loans Held for Sale, and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale and Notes as of June 30, 2017 and December 31, 2016, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Aggregate principal balance outstanding	$316,378	$319,143	$(319,072)	$(323,358)	$106	$641
Fair value adjustments	(4,106)	(3,516)	7,662	7,122	(11)	(17)
Fair value	$312,272	$315,627	$(311,410)	$(316,236)	$95	$624
At June 30, 2017, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through June 2022. At December 31, 2016, outstanding Borrower Loans had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2021.
Approximately $1.2 million and $2.0 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the six months ending June 30, 2017 and June 30, 2016, respectively.
As of June 30, 2017, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.6 million and a fair value of $0.9 million. As of December 31, 2016, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.2 million and a fair value of $1.0 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of June 30, 2017 and December 31, 2016, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.5 million, respectively.
5. Loan Servicing Assets and Liabilities

Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees.  The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The servicing assets and liabilities are measured at fair value throughout the servicing period. The total gains losses recognized on the sale of such Borrower Loans for the three months ended June 30, 2017were a gain of $3.8 million and a loss of $16.9 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium after the closing of the Consortium transaction. The total gains and losses recognized on the sale of such Borrower Loans for the six months ended June 30, 2017 were a gain of $3.5 million and a loss of $20.2 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium after the closing of the Consortium transaction. Total losses recognized on the sale of such Borrower Loans were $0.7 million during the three months ended June 30, 2016. Total gains recognized on the sale of such Borrower Loans were $3.1 million during the six months ended June 30, 2016.
As of June 30, 2017, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.6 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and various maturity dates through June 2022. At December 31, 2016, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.5 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and various maturity dates through December 2021.
$9.4 million and $10.4 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the three months ended June 30, 2017 and 2016, respectively. $18.2 million and $20.0 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the six months ended June 30, 2017 and 2016, respectively.
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

The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of June 30, 2017 and December 31, 2016, are as follows (in thousands):

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
US Treasury securities	5,501	—	(3)	5,498
Agency bonds	2,500	—	(1)	2,499
Total Available for Sale Investments	$8,001	$—	$(4)	$7,997

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate debt securities	$21,762	$1	$(10)	$21,753
US Treasury securities	8,516	3	(3)	8,516
Agency bonds	2,499	1	—	2,500
Total Available for Sale Investments	$32,777	$5	$(13)	$32,769
A summary of available for sale investments with unrealized losses as of June 30, 2017, and December 31, 2016, aggregated by category and period of continuous unrealized loss, is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. treasury securities	$5,498	$(3)			$5,498	$(3)
Agency bonds	—	—	2,499	(1)	2,499	(1)
Total Investments with Unrealized Losses	$5,498	$(3)	$2,499	$(1)	$7,997	$(4)

	Less than 12 months		12 months or longer		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Corporate debt securities	$—	$—	$14,651	$(10)	$14,651	$(10)
U.S. treasury securities	$—	$—	$4,499	$(3)	$4,499	$(3)
Total Investments with Unrealized Losses	$—	$—	$19,150	$(13)	$19,150	$(13)

There were no impairment charges recognized during the six months ended June 30, 2017.
The maturities of available for sale investments at June 30, 2017 and December 31, 2016 are as follows (in thousands):

June 30, 2017	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
US Treasury securities	5,498				5,498
Agency bonds	2,499				2,499
Total Fair Value	$7,997	$—	$—	$—	$7,997
Total Amortized Cost	$8,001	$—	$—	$—	$8,001

December 31, 2016	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Corporate debt securities	21,753	—	—	—	21,753
US Treasury securities	8,516	—	—	—	8,516
Agency bonds	2,500	—	—	—	2,500
Total Fair Value	$32,769	$—	$—	$—	$32,769
Total Amortized Cost	$32,777	$—	$—	$—	$32,777

During the six months ended June 30, 2017, Prosper sold $16.2 million of investments which resulted in a realized gain of $12 thousand.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black Scholes-Option pricing model. Refer to Note 12 for further details.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$312,272	$312,272
Loans Held for Sale	—	—	95	95
Available for Sale Investments, at Fair Value	—	7,997	—	7,997
Servicing Assets	—	—	13,489	13,489
Total Assets	—	7,997	325,856	333,853
Liabilities:
Notes	$—	$—	$311,410	$311,410
Servicing Liabilities	—	—	111	111
Convertible Preferred Stock Warrant Liability	—	—	70,114	70,114
Loan Trailing Fee Liability	—	—	1,655	1,655
Total Liabilities	$—	$—	$383,290	$383,290

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$315,627	$315,627
Loans Held for Sale	—	—	624	624
Available for Sale Investments, at Fair Value	—	32,769	—	32,769
Servicing Assets	—	—	12,786	12,786
Total Assets	—	32,769	329,037	361,806
Liabilities:
Notes	$—	$—	$316,236	$316,236
Servicing Liabilities	—	—	198	198
Convertible Preferred Stock Warrant Liability	—	—	21,711	21,711
Loan Trailing Fee Liability	—	—	665	665
Total Liabilities	$—	$—	$338,810	$338,810
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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at June 30, 2017 and December 31, 2016:

Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	June 30, 2017	December 31, 2016
Discount rate	4.3% - 15.2%	4.0% - 15.9%
Default rate	1.9% - 15.2%	1.7% - 14.9%

Servicing Rights

Range
Unobservable Input	June 30, 2017	December 31, 2016
Discount rate	15% - 25%	15% - 25%
Default rate	1.6% - 15.7%	1.5% - 15.2%
Prepayment rate	14.4% - 26.7%	13.6% - 26.6%
Market servicing rate	0.625%	0.625%
At June 30, 2017, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2017	$315,627	$(316,236)	$624	$15
Purchase of Borrower Loans/Issuance of Notes	106,940	(106,506)	1,245,826	1,246,260
Principal repayments	(97,492)	100,274	(42)	2,740
Borrower Loans sold to third parties	(1,990)	—	(1,246,316)	(1,248,306)
Other changes	9	266	(3)	272
Change in fair value	(10,822)	10,792	6	(24)
Balance at June 30, 2017	$312,272	$(311,410)	$95	$957

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2016	$297,273	$(297,405)	$32	$(100)
Purchase of Borrower Loans/Issuance of Notes	109,215	(109,147)	1,358,011	1,358,079
Principal repayments	(82,376)	83,119	(136)	607
Borrower Loans sold to third parties	(1,138)	1,081	(1,353,202)	(1,353,259)
Other changes	(6)	(33)	—	(39)
Change in fair value	(12,934)	12,855	—	(79)
Balance at June 30, 2016	$310,034	$(309,530)	$4,705	$5,209

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at April 1, 2017	$317,536	$(316,944)	$109	$701
Purchase of Borrower Loans/Issuance of Notes	50,260	(49,692)	721,829	722,397
Principal repayments	(48,048)	48,695	(14)	633
Borrower Loans sold to third parties	(869)	—	(721,829)	(722,698)
Other changes	10	(156)	—	(146)
Change in fair value	(6,617)	6,687	—	70
Balance at June 30, 2017	$312,272	$(311,410)	$95	$957

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at April 1, 2016	$303,243	$(302,357)	$30	$916
Purchase of Borrower Loans/Issuance of Notes	54,044	(53,873)	426,591	426,762
Principal repayments	(41,390)	41,057	(131)	(464)
Borrower Loans sold to third parties	(525)	499	(421,784)	(421,810)
Other changes	(2)	(191)	—	(193)
Change in fair value	(5,336)	5,335	(1)	(2)
Balance at June 30, 2016	$310,034	$(309,530)	$4,705	$5,209

The following tables present additional information about level 3 servicing assets and liabilities measured at fair value on a recurring basis (in thousands):

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2017	12,786	198
Additions	6,532	—
Less: Changes in fair value	(5,829)	(87)
Fair Value at June 30, 2017	13,489	111

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2016	14,363	484
Additions	5,750	9
Less: Changes in fair value	(5,816)	(169)
Fair Value at June 30, 2016	14,297	324

	Servicing Assets	Servicing Liabilities
Fair Value at April 1, 2017	12,436	147
Additions	3,768	—
Less: Changes in fair value	(2,715)	(36)
Fair Value at June 30, 2017	13,489	111

	Servicing Assets	Servicing Liabilities
Fair Value at April 1, 2016	15,548	398
Additions	1,729	—
Less: Changes in fair value	(2,980)	(74)
Fair Value at June 30, 2016	14,297	324

The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Balance at January 1, 2017	665
Issuances	1,216
Cash payment of Loan Trailing Fee	(351)
Change in fair value	125
Balance at June 30, 2017	1,655

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at June 30, 2017 for Borrower Loans, Loans Held for Sale and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Discount rate assumption:	7.55%	*	7.55%	*
Resulting fair value from:
100 basis point increase	$309,203		$308,250
200 basis point increase	306,119		305,170
Resulting fair value from:
100 basis point decrease	$315,614		$314,653
200 basis point decrease	318,948		317,984
Default rate assumption:	12.96%	*	12.96%	*
Resulting fair value from:
100 basis point increase	$308,608		$307,645
200 basis point increase	304,984		304,015
Resulting fair value from:
100 basis point decrease	$316,150		$315,200
200 basis point decrease	319,980		319,038
* Represents weighted average assumptions considering all credit grades.
The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of June 30, 2017 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$12,613	$122
Market servicing rate decrease to 0.60%	$14,365	$100
Weighted average prepayment assumptions	20.09%	20.09%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	$13,301	$109
Applying a 0.9 multiplier to prepayment rate	$13,678	$113
Weighted average default assumptions	12.18%	12.18%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$13,301	$111
Applying a 0.9 multiplier to default rate	$13,680	$111
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
8. Goodwill and Other Intangible Assets
Goodwill
Prosper’s goodwill balance of $36.4 million at June 30, 2017 did not change during the six months ended June 30, 2017. We did not record any goodwill impairment expense for the six months ended June 30, 2017. A portion of the goodwill balance is considered held for sale, refer to Note 9 for more detail.
Other Intangible Assets
The following table presents the detail of other intangible assets for the period presented (dollars in thousands):

	June 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
User base and customer relationships	$4,122	$(3,775)	$347	7.8
Developed technology	4,793	(3,278)	$1,515	0.8
Brand name	60	(60)	—	—
Total intangible assets subject to amortization	$8,975	$(7,113)	$1,862
Prosper’s intangible asset balance was $1.9 million and $9.2 million at June 30, 2017 and December 31, 2016, respectively. During the six months ended June 30, 2017, certain intangible assets were made available for sale and as a result they were written down to fair value. This resulted in a $6.3 million impairment loss. Refer to Note 9 for more detail.
The user base and customer relationship intangible assets are being amortized on an accelerated basis over a three to ten year period. The technology and brand name intangible assets are being amortized on a straight line basis over three to five years and one year, respectively.

Amortization expense for the three months ended June 30, 2017 and 2016 was $0.2 million and $1.0 million, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $1.0 million and $2.0 million, respectively. Estimated amortization of purchased intangible assets for future periods (excluding those held for sale) is as follows (in thousands):

Year Ending December 31,
Remainder of 2017	$355
2018	379
2019	279
2020	219
2021	500
Total	$1,732
9. Assets Held for Sale

As of June 30, 2017, the Company was actively marketing certain assets related to the Prosper Daily application. Through this process, the Company identified the specific assets to be sold and allocated goodwill based on the relative fair values of the assets held for sale and the assets that will be retained by the Company. The fair value of the assets held for sale is based on management's best estimates of what it expects to receive. This resulted in an impairment loss of $2.0 million and $6.3 million during the three and six months ended June 30, 2017, which is recorded in Other Expenses on the Condensed Consolidated Statement of Operations.
Amounts classified as assets held for sale on June 30, 2017, are presented on the Company’s Condensed Consolidated Balance Sheet within their respective accounts, and include the following (in thousands):

Intangible Assets	$130
Goodwill	12
Total Assets Held for Sale	$142
10. Other Liabilities
Other Liabilities includes the following:

	June 30, 2017	December 31, 2016
Class action settlement liability	$—	$2,996
Repurchase liability for unvested restricted stock awards	24	118
Loan trailing fee	1,655	665
Servicing liabilities	111	198
Deferred rent	4,133	4,469
Restructuring liability	3,414	6,052
Other	3,438	2,675
Total Other Liabilities	$12,775	$17,173
11. Net Loss Per Share
The weighted average shares used in calculating basic and diluted net loss per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss available to common stockholders for basic and diluted EPS	$(41,405)	$(35,628)	$(65,426)	$(53,092)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	69,691,841	63,270,058	69,436,365	61,813,773
Basic and diluted net loss per share	$(0.59)	$(0.56)	$(0.94)	$(0.86)
The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	177,388,428	177,388,425	177,388,428	177,388,425
Stock options issued and outstanding	60,938,265	43,719,604	53,040,604	41,694,271
Unvested stock options exercised	20,940	5,345,950	20,940	5,345,950
Restricted stock units	—	—	—	—
Warrants issued and outstanding	1,199,403	962,113	1,199,403	792,449
Series E convertible preferred stock warrants	35,544,141	—	35,544,141	—
Series F convertible preferred stock warrants	177,720,704	—	177,720,704	—
Total common stock equivalents excluded from diluted net loss per common share computation	452,811,881	227,416,092	444,914,220	225,221,095
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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of June 30, 2017 are disclosed in the table below (amounts in thousands except share and per share amounts):

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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock were granted on the signing of the Consortium Purchase Agreement on February 27, 2017. The warrants expire ten years from the date of issuance. For the six months ended June 30, 2017, Prosper recognized $14.9 million of expense from the re-measurement of the fair value of the warrants. The expense is recorded through other expenses in the statement of operations.
To determine the fair value of the Series E-1 Convertible Preferred Stock Warrants, the Company first determined the value of a share of a Series E-1 convertible preferred stock. To determine the fair value of the convertible preferred stock, the Company first derived the business enterprise value (“BEV”) of the Company using valuation methods, including a combination of methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated BEV, the option pricing method ("OPM") was used to allocate the BEV to the various classes of the Company’s equity, including the Company’s preferred stock. The concluded per share value for the Series E-1 convertible preferred stock was utilized as an input to the Black-Scholes option pricing model.
The Company determined the fair value of the outstanding convertible Series E-1 preferred stock warrants utilizing the following assumptions as of the following dates:

	June 30, 2017	December 31, 2016
Volatility	40%	40%
Risk-free interest rate	2.28%	2.45%
Remaining contractual term	9.55 years	9.96 years
Dividend yield	—%	—%
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
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 16), PMI issued warrants to purchase up to 177,720,706 of PMI's Series F convertible preferred share at $0.01 per share. For the three months ended June 30, 2017, Prosper recognized $7.5 million of expense from the re-measurement of the fair value of the warrants. The expense is recorded through other expenses in the condensed consolidated statement of operations.
To determine the fair value of the Series F Convertible Preferred Stock Warrants, the Company first determined the value of a share of a Series F convertible preferred stock. To determine the fair value of the convertible preferred stock, the Company first derived the BEV of the Company using valuation methods, including a combination of methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated BEV, the OPM was used to allocate the BEV to the various classes of the Company’s equity, including the Company’s preferred stock. The concluded per share value for the Series F convertible preferred stock warrants utilized the Black-Scholes option pricing model.
The Company determined the fair value of the outstanding convertible Series F preferred stock warrants utilizing the following assumptions as of June 30, 2017:

June 30, 2017
Volatility	40%
Risk-free interest rate	2.29%
Remaining contractual term (in years)	9.66
Dividend yield	—%

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
Remaining Contractual Term: The remaining contractual term represents the time from the date of the valuation to the expiration of the warrant.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
The combined activity of the Convertible Preferred Stock Warrant Liability for the six months ended June 30, 2017 is as follows (in thousands):

Balance at January 1, 2017	$21,711
Warrants Vested	25,586
Change in Fair Value	22,817
Balance at June 30, 2017	$70,114
Common Stock
PMI, through its amended and restated certificate of incorporation, as amended, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its certificate of incorporation to, among other things, effect a 5-for-1 forward stock split. On May 31, 2016, PMI further amended its amended and restated certificate of incorporation to increase the number of shares of common stock authorized for issuance.  The total number of shares of stock which PMI has the authority to issue is 957,511,351, consisting of 550,000,000 shares of common stock, $0.01 par value per share, and 407,511,351 shares of preferred stock, $0.01 par value per share. As of June 30, 2017, 70,719,747 shares of common stock were issued and 69,783,812 shares of common stock were outstanding. As of December 31, 2016, 70,843,044 shares of common stock were issued and 69,907,109 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the six months ended June 30, 2017, PMI issued 134,633 shares of common stock upon the exercise of vested options for cash proceeds of $14 thousand. Certain options are eligible for exercise prior to vesting. These unvested options may be exercised for restricted shares of common stock that have the same vesting schedule as the options. Prosper records a liability for the exercise price paid upon the exercise of unvested options, which is reclassified to common stock and additional paid-in capital as the shares vest. Should the holder’s employment be terminated, the unvested restricted shares are subject to repurchase by PMI at an amount equal to the exercise price paid for such shares. At June 30, 2017 and December 31, 2016, there were 20,940 and 1,126,210 shares, respectively, of restricted stock outstanding that remain unvested and subject to Prosper’s right of repurchase.
For the six months ended June 30, 2017, PMI repurchased 266,130 shares of restricted stock for $64 thousand upon termination of employment of various employees
13. Share Based Incentive Plan and Compensation
In 2005, PMI’s stockholders approved the adoption of the 2005 Stock Plan. On December 1, 2010, PMI’s stockholders approved the adoption of the Amended and Restated 2005 Stock Plan (the “2005 Plan”). The 2005 Plan expired during the year ending December 31, 2015 and PMI’s stockholders approved the adoption of the 2015 Equity Incentive Plan. On February 15, 2016, PMI’s stockholders approved the adoption of an Amendment No. 1 to the 2015 Equity Incentive Plan, and on May 31, 2016, PMI’s stockholders approved the adoption of an Amendment No. 2 to the 2015 Equity Incentive Plan (as amended to date, the “2015 Plan”). In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms. As of June 30, 2017 under the 2015 Plan, up to 60,241,343 shares of common stock are reserved and may be granted to employees, directors, and consultants by PMI’s board of directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter or vest 50% one year from the vesting date and 1/48 per month thereafter or vest 50% two years from the vesting commencement date and 1/48th per month thereafter or vest 1/36th per month from the vesting commencement date.  In no event are options exercisable more than ten years after the date of grant.
At June 30, 2017, there were 9,817,115 shares available for grant under the 2015 Plan and zero shares available for grant under the 2005 Plan.
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
The financial statement impact of the above Repricings is $0.1 million in the three months ended June 30, 2017 and $0.9 million (net of forfeitures) that will be recognized over the remaining weighted average vesting period of 1.9 years.
Early Exercised Stock Options
The balance of stock options that were early exercised under the 2005 Plan as of June 30, 2017 is not material.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the six months ended June 30, 2017 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2017	41,395,719	$1.48
Options issued	30,388,611	0.22
Options exercised – vested	(134,633)	0.11
Options forfeited	(12,089,870)	1.17
Options expired	(2,500)	0.22
Balance as of June 30, 2017	59,557,327	$0.21
Options vested and expected to vest as of June 30, 2017	47,563,036	0.21
Options vested and exercisable at June 30, 2017	21,119,436	0.18
Due to the timing of the 2017 Reprice, the ending weighted average exercise price shown above reflects repriced options while the opening weighted average exercise price does not.
Other Information Regarding Stock Options

Additional information regarding common stock options outstanding as of June 30, 2017 is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted – Avg. Remaining Life	Weighted –Avg. Exercise Price	Number Vested	Weighted – Avg. Exercise Price
$0.02 - 0.20	8,275,145	6.56	$0.11	8,275,145	$0.11
0.20 - 0.50	51,260,062	9.09	0.22	12,822,171	0.22
0.50 - 1.13	22,120	7.35	1.13	22,120	1.13
$0.02 - 1.13	59,557,327	8.74	$0.20	21,119,436	$0.18
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
The fair value of PMI’s stock option awards granted during the three months ended June 30, 2017 and 2016 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Volatility of common stock	N/A	50.88%	50.28%	50.88%
Risk-free interest rate	N/A	1.29%	2.12%	1.29%
Expected life	N/A	5.8 years	5.7 years	5.8 years
Dividend yield	N/A	0%	0%	0%
Restricted Stock Unit Activity
During the six months ended June 30, 2017, PMI granted restricted stock units (“RSUs”) to certain employees that are subject to three-year vesting terms or four year vesting terms and the occurrence of a liquidity event.
The aggregate fair value of the RSUs granted was $3 thousand. The following table summarizes the activities for PMI’s RSUs during the six months ended June 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2016	1,995,159	$2.16
Granted	12,000	0.22
Vested	—	—
Forfeited	(509,479)	2.18
Unvested - June 30, 2017	1,497,680	$2.14

The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations during the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Origination and servicing	$328	$579	$545	$1,018
Sales and marketing	141	896	311	1,632
General and administrative	2,843	4,884	5,956	8,815
Restructuring	—	45	—	45
Total stock based compensation	$3,312	$6,404	$6,812	$11,510
During the three months ended June 30, 2017 and 2016, Prosper capitalized $75 thousand and $225 thousand respectively, of stock-based compensation as internal use software and website development costs. As of June 30, 2017, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper’s employees’ unvested stock-based awards was approximately $21.2 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.0 years.
14. Restructuring
Summary of Restructuring Plan
On May 3, 2016, Prosper adopted a strategic restructuring of its business. This restructuring was intended to streamline our operations and support future growth efforts. Under this restructuring, Prosper closed its Salt Lake City, Utah location.  As a result of this restructuring, Prosper terminated 167 employees across all locations. In December 2016, Prosper shut down its Tel Aviv location, resulting in the termination of 31 employees.
In addition to the employment costs associated with the restructuring, Prosper is also marketing for sublease our existing office space that is no longer needed due to the reduction in headcount. Other than accretion and changes in sublease loss estimates, Prosper does not expect any additional restructuring charges related to this restructuring.
The following table summarizes the activities related to Prosper's restructuring plan (in thousands):

	Severance Related	Facilities Related	Total
Balance January 1, 2017	$597	$6,052	$6,649
Adjustments to expense	(13)	321	308
Sublease cash receipts	—	16	16
Less: Cash paid	(584)	(3,193)	(3,777)
Balance June 30, 2017	$—	$3,196	$3,196

15. Income Taxes
For the three months ended June 30, 2017 and 2016, Prosper recognized $97 thousand and $105 thousand of income tax expense, respectively. For the six months ended June 30, 2017 and 2016, Prosper recognized $262 thousand and $270 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability.  No other income tax expense or benefit was recorded for the three or six month periods ended June 30, 2017 and 2016 due to a full valuation allowance recorded against our deferred tax assets.
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
On vesting of the Series F warrants, Prosper records a liability as Convertible Preferred Stock Warrant Liability on the Condensed Consolidated Balance Sheet at fair value and a corresponding amount as "Fair Value of Warrants Vested on Sale of Borrower Loans" on the Condensed Consolidated Statement of Operations. Subsequent changes in the fair value of the vested warrants are recorded in "Other Expenses" on the Condensed Consolidated Statement of Operations. Additionally as part of signing of the Consortium Purchase Agreement certain rebates previously issued were settled by the issuance of vested Series F Convertible Preferred Stock Warrants. The difference in fair value of these warrants over the cash settlement price is recorded in "Other Expense" on the Condensed Consolidated Statement of Operations.
17. Commitments and Contingencies
Future Minimum Lease Payments
Prosper has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2022 and 2027.
Future minimum rental payments under these leases as of June 30, 2017 are as follows (in thousands):

Remaining six months of 2017	2,762
2018	5,690
2019	6,026
2020	6,193
2021	6,170
2022	6,076
Thereafter	8,480
Total future operating lease obligations	$41,397
The payments in the above table include amounts that have been accrued for as part of the restructuring liability in Note 14. Restructuring accrual balances related to operating facility leases were $3.4 million at June 30, 2017.
Rental expense under operating lease arrangements was $1.2 million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively.  Rental expense under operating lease arrangements was $2.5 million and $3.7 million for the six months ended June 30, 2017 and 2016, respectively.
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month.  To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency.  Accordingly, the minimum fee for the remaining nine months ended December 31, 2017 is $0.9 million. The minimum fee is $1.7 million and $0.9 million in each of the years 2018 and 2019, respectively.

Additionally, under the agreement with WebBank, Prosper is required to maintain a minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At June 30, 2017, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper has entered into an agreement with WebBank to purchase $40.9 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2017 and the first business day of the quarter ending September 30, 2017. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2017.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at June 30, 2017 is $3,557 million. Prosper has accrued $1.1 million and $0.6 million as of June 30, 2017 and December 31, 2016, respectively, in regard to this obligation.
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
In 2008, plaintiffs filed a class action lawsuit against Prosper and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California. The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. On July 19, 2013 solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation agreed to enter into a settlement to resolve all claims related thereto (the “Settlement”). In connection with the Settlement, Prosper agreed to pay an aggregate amount of $10 million into a settlement fund, split into four annual installments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. The Settlement received final approval in a final order and judgment entered by the Superior Court on April 16, 2014. Pursuant to the final order and judgment, the claims in the class action were dismissed, and the defendants were released by the plaintiffs from all claims that were or could have been asserted concerning the issues alleged in the class action lawsuit. All annual installments have been made prior to June 30, 2017.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the six months ended June 30, 2017 and 2016, as well as the Notes and Borrower Loans outstanding as of June 30, 2017 and December 31, 2016 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased Six Months Ended June 30,		Interest Earned on Notes and Borrower Loans Six Months Ended June 30,
Related Party	2017	2016	2017	2016
Executive officers and management	$10	$801	$81	$110
Directors (excluding executive officers and management)	174	350	20	15
Total	$184	$1,151	$101	$125

	Aggregate Amount of Notes and Borrower Loans Purchased Three Months Ended June 30,		Interest Earned on Notes and Borrower Loans Three Months Ended June 30,
Related Party	2017	2016	2017	2016
Executive officers and management	$5	$396	$35	$61
Directors (excluding executive officers and management)	85	114	10	9
Total	$90	$510	$45	$70

	Notes and Borrower Loans Balance as of
Related Party	June 30, 2017	December 31, 2016
Executive officers and management	$1,012	$1,620
Directors (excluding executive officers and management)	560	537
	$1,572	$2,157
19. Significant Concentrations
Prosper is dependent on third party funding sources such as banks and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the six months ended June 30, 2017, 52%, 14% and 8% were purchased by three different parties. This compares to 25%, 25% and 12% for the period ended June 30, 2016. Further, a significant portion of our business is dependent on funding through the Whole Loan Channel, for which 92% and 92% of Borrower Loans were originated through the Whole Loan Channel in the six months ended June 30, 2017 and 2016, respectively.
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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	June 30, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$12,384	$6,929
Restricted Cash	165,628	147,983
Short Term Investments	1	1,280
Loans Held for Sale at Fair Value	95	624
Borrower Loans Receivable at Fair Value	312,272	315,627
Property and Equipment, Net	9,312	10,095
Servicing Assets	13,297	12,461
Other Assets	257	186
Total Assets	$513,246	$495,185
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$631	$2,223
Payable to Related Party	4,701	1,899
Payable to Investors	159,999	141,625
Notes at Fair Value	311,410	316,236
Other Liabilities	3,188	1,877
Total Liabilities	479,929	463,860
Member's Equity
Member's Equity	30,704	30,704
Retained Earnings	2,613	621
Total Member's Equity	$33,317	$31,325
Total Liabilities and Member's Equity	$513,246	$495,185
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$27,309	$6,930	$42,463	$22,348
Servicing Fees, Net	6,520	7,589	12,401	14,623
Gain (Loss) on Sale of Borrower Loans	(13,084)	(687)	(16,709)	3,104
Other Revenues	34	26	64	417
Total Operating Revenues	20,779	13,858	38,219	40,492
Interest Income on Borrower Loans	12,007	10,988	23,507	21,496
Interest Expense on Notes	(11,177)	(10,098)	(21,855)	(19,819)
Net Interest Income	830	890	1,652	1,677
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	70	(2)	(24)	(79)
Total Net Revenues	21,679	14,746	39,847	42,090
Expenses
Administration Fee - Related Party	18,466	15,652	34,282	36,258
Servicing	1,524	1,536	3,255	2,767
General and Administrative	145	380	318	737
Total Expenses	20,135	17,568	37,855	39,762
Total Net Income (Loss)	$1,544	$(2,822)	$1,992	$2,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net Income	$1,992	$2,328
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	24	79
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(272)	39
Gain on Sale of Borrower Loans	(6,532)	(5,690)
Change in Fair Value of Servicing Rights	5,609	5,387
Depreciation and Amortization	2,637	1,864
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,245,826)	(1,358,011)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,246,358	1,353,338
Restricted Cash Except for those Related to Investing Activities	(18,701)	21,080
Other Assets	(71)	11
Accounts Payable and Accrued Liabilities	(1,592)	(755)
Payable to Investors	18,374	(22,051)
Net Related Party Receivable/Payable	3,807	2,077
Other Liabilities	1,398	184
Net Cash Provided by (Used in) Operating Activities	7,205	(120)
Cash Flows From Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(106,940)	(109,215)
Principal Payment of Borrower Loans Held at Fair Value	99,482	83,514
Maturities of Short Term Investments	1,280	1,277
Purchases of Short Term Investments	(1)	(1,279)
Purchases of Property and Equipment	(2,859)	(4,163)
Changes in Restricted Cash Related to Investing Activities	1,056	(3,076)
Net Cash Used in Investing Activities	(7,982)	(32,942)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	106,506	109,147
Payments of Notes Held at Fair Value	(100,274)	(84,200)
Net Cash Provided by Financing Activities	6,232	24,947
Net Increase (Decrease) in Cash and Cash Equivalents	5,455	(8,115)
Cash and Cash Equivalents at Beginning of the Year	6,929	15,026
Cash and Cash Equivalents at End of the Period	$12,384	$6,911
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$22,121	$19,787
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$601	572
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
Prosper Funding did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the six months ended June 30, 2017 and June 30, 2016.
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
2. Significant Accounting Policies
Prosper Funding's significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these accounting policies during the first six months of 2017.
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
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Property and equipment:
Internal-use software and web site development costs	$18,603	$16,749
Less accumulated depreciation and amortization	(9,291)	(6,654)
Total property and equipment, net	$9,312	$10,095
Depreciation expense for the three months ended June 30, 2017 and 2016 was $1.4 million and $1.0 million, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $2.6 million and $1.9 million, respectively.
4. Borrower Loans, Loans Held For Sale and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale and Notes as of June 30, 2017 and December 31, 2016, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Aggregate principal balance outstanding	$316,378	$319,143	$(319,072)	$(323,358)	$106	$641
Fair value adjustments	(4,106)	(3,516)	7,662	7,122	(11)	(17)
Fair value	$312,272	$315,627	$(311,410)	$(316,236)	$95	$624

At June 30, 2017, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through June 2022. At December 31, 2016, outstanding Borrower Loans had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2021.
Approximately $1.2 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the six months ended June 30, 2017.
As of June 30, 2017, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.6 million and a fair value of $0.9 million. As of December 31, 2016, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.2 million and a fair value of $1.0 million. Prosper Funding places loans on non-accrual status when they are over 120 days past due. As of June 30, 2017 and December 31, 2016, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.5 million, respectively.
5. Loan Servicing Assets and Liabilities
Prosper Funding accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total losses recognized on the sale of such Borrower Loans were $13.1 million and $0.7 million for the three months ended June 30, 2017 and June 30, 2016, respectively. The total gains and losses recognized on the sale of such Borrower Loans were a loss of $16.7 million and gain of $3.1 million for the six months ended June 30, 2017 and June 30, 2016, respectively.
At June 30, 2017, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.5 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and various maturity dates through June 2022. At December 31, 2016, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.4 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and various maturity dates through December 2021.
$9.2 million and $10.3 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the three months ended June 30, 2017 and 2016, respectively. $17.9 million and $19.7 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the six months ended June 30, 2017 and 2016, respectively.
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
6. Income Taxes
Prosper Funding incurred no income tax provision for the six months ended June 30, 2017 and 2016. Prosper Funding is a US disregarded entity and its income and loss is included in the return of its parent, PMI. Since PMI is in a loss position, is not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$312,272	$312,272
Servicing Assets	—	—	13,297	13,297
Loans Held for Sale	—	—	95	95
Total Assets	—	—	325,664	325,664
Liabilities:
Notes	$—	$—	$311,410	$311,410
Servicing Liabilities	—	—	111	111
Loan Trailing Fee Liability			1,655	1,655
Total Liabilities	$—	$—	$313,176	$313,176

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$315,627	$315,627
Servicing Assets	—	—	12,461	12,461
Loans Held for Sale	—	—	624	624
Total Assets	—	—	328,712	328,712
Liabilities:
Notes	$—	$—	$316,236	$316,236
Servicing Liabilities	—	—	198	198
Loan Trailing Fee Liability	—	—	665	665
Total Liabilities	$—	$—	$317,099	$317,099
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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s level 3 fair value measurements at June 30, 2017 and December 31, 2016:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	June 30, 2017	December 31, 2016
Discount rate	4.3% - 15.2%	4.0% - 15.9%
Default rate	1.9% - 15.2%	1.7% - 14.9%

Servicing Rights

Range
Unobservable Input	June 30, 2017	December 31, 2016
Discount rate	15% - 25%	15% - 25%
Default rate	1.6% - 15.7%	1.5% - 15.2%
Prepayment rate	14.4% - 26.7%	13.6% - 26.6%
Market servicing rate	0.625%	0.625%
The changes in the Borrower Loans, Loans Held for Sale and Notes, which are Level 3 assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2017	$315,627	$(316,236)	$624	$15
Originations	106,940	(106,506)	1,245,826	1,246,260
Principal repayments	(97,492)	100,274	(42)	2,740
Borrower Loans sold to third parties	(1,990)	—	(1,246,316)	(1,248,306)
Other changes	9	266	(3)	272
Change in fair value	(10,822)	10,792	6	(24)
Balance at June 30, 2017	$312,272	$(311,410)	$95	$957

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2016	$297,273	$(297,405)	$32	$(100)
Originations	109,215	(109,147)	1,358,011	1,358,079
Principal repayments	(82,376)	83,119	(136)	607
Borrower Loans sold to third parties	(1,138)	1,081	(1,353,202)	(1,353,259)
Other changes	(6)	(33)	—	(39)
Change in fair value	(12,934)	12,855	—	(79)
Balance at June 30, 2016	$310,034	$(309,530)	$4,705	$5,209

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at April 1, 2017	$317,536	$(316,944)	$109	$701
Originations	50,260	(49,692)	721,829	722,397
Principal repayments	(48,048)	48,695	(14)	633
Borrower Loans sold to third parties	(869)	—	(721,829)	(722,698)
Other changes	10	(156)	—	(146)
Change in fair value	(6,617)	6,687	—	70
Balance at June 30, 2017	$312,272	$(311,410)	$95	$957

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at April 1, 2016	$303,243	$(302,357)	$30	$916
Originations	54,044	(53,873)	426,591	426,762
Principal repayments	(41,390)	41,057	(131)	(464)
Borrower Loans sold to third parties	(525)	499	(421,784)	(421,810)
Other changes	(2)	(191)	—	(193)
Change in fair value	(5,336)	5,335	(1)	(2)
Balance at June 30, 2016	$310,034	$(309,530)	$4,705	$5,209

The following table presents additional information about Level 3 servicing assets and liabilities recorded at fair value for the three months ended June 30, 2017 (in thousands).

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2017	12,461	198
Additions	6,532	—
Less: Changes in fair value	(5,696)	(87)
Fair Value at June 30, 2017	13,297	111

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2016	13,605	484
Additions	5,750	9
Less: Changes in fair value	(5,557)	(169)
Fair Value at June 30, 2016	13,798	324

	Servicing Assets	Servicing Liabilities
Fair Value at April 1, 2017	12,190	147
Additions	3,768	—
Less: Changes in fair value	(2,661)	(36)
Fair Value at June 30, 2017	13,297	111

	Servicing Assets	Servicing Liabilities
Fair Value at April 1, 2016	14,929	398
Additions	1,729	—
Less: Changes in fair value	(2,860)	(74)
Fair Value at June 30, 2016	13,798	324

The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Balance at January 1, 2017	665
Issuances	1,216
Cash payment of Loan Trailing Fee	(351)
Change in fair value	125
Balance at June 30, 2017	1,655
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at June 30, 2017 for Borrower Loans, Loans Held for Sale and Notes funded are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Discount rate assumption:	7.55%	*	7.55%	*
Resulting fair value from:
100 basis point increase	$309,203		$308,250
200 basis point increase	306,119		305,170
Resulting fair value from:
100 basis point decrease	$315,614		$314,653
200 basis point decrease	318,948		317,984
Default rate assumption:	12.96%	*	12.96%	*
Resulting fair value from:
100 basis point increase	$308,608		$307,645
200 basis point increase	304,984		304,015
Resulting fair value from:
100 basis point decrease	$316,150		$315,200
200 basis point decrease	319,980		319,038
 * Represents weighted average assumptions considering all credit grades.
Servicing Asset and Liability Fair Value Input Sensitivity:
The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of June 30, 2017 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	12,434	122
Market servicing rate decrease to 0.60%	14,160	100
Weighted average prepayment assumptions	20.09%	20.09%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	13,112	109
Applying a 0.9 multiplier to prepayment rate	13,484	113
Weighted average default assumptions	12.18%	12.18%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	13,112	111
Applying a 0.9 multiplier to default rate	13,486	111
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
Loan Purchase Commitments
Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $40.9 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2017 and first business day of the quarter ending September 30, 2017. Prosper Funding will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2017.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper Funding and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at June 30, 2017 is $3,506 million. Prosper Funding had accrued $1.0 million and $0.6 million as of June 30, 2017 and December 31, 2016, respectively, in regard to this obligation.
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
Prosper Funding’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be related parties of Prosper Funding as of June 30, 2017 and December 31, 2016 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased Six Months Ended June 30,		Interest Earned on Notes and Borrower Loans Six Months Ended June 30,
Related Party	2017	2016	2017	2016
Executive officers and management	$10	$801	$81	$110
Directors (excluding executive officers and management)	—	—	—	—
Total	$10	$801	$81	$110

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Three Months Ended June 30,		Three Months Ended June 30,
Related Party	2017	2016	2017	2016
Executive officers and management	$5	$396	$35	$61
Directors (excluding executive officers and management)	—	—	—	—
Total	$5	$396	$35	$61

	Note and Borrower Loan Balance as of
Related Party	June 30, 2017	December 31, 2016
Executive officers and management	$1,012	$1,620
Directors (excluding executive officers and management)	—	—
	$1,012	$1,620

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
PROSPER MARKETPLACE, INC.
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with Prosper’s historical condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q.  The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” sections and elsewhere in this Quarterly Report on Form 10-Q and Prosper’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
During the year ended December 31, 2016, our marketplace facilitated $2.2 billion in Borrower Loan originations, of which $2.0 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. From inception through June 30, 2017, our marketplace facilitated $9.7 billion in Borrower Loan originations, of which $8.4 billion were funded through our Whole Loan Channel, representing 86% of the total Borrower Loans originated through our marketplace during this period.  In the three months ended June 30, 2017, our marketplace facilitated $774.7 million in Borrower Loan originations, up 32% from the previous quarter and up 73% from the same period in 2016. In the three months ended June 30, 2017, $725.0 million of the borrower loan originations originated through our marketplace were funded through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period. In the six months ended June 30, 2017, our marketplace facilitated $1.4 billion in Borrower Loans originations, of which $1.3 billion were funded through our Whole Loan Channel, representing 92% of the total Borrower Loans originated through our marketplace during this period.
During the course of 2017 management has taken actions to reduce costs and as a result in the three months ended June 30, 2017, Prosper was able to generate positive cash flows from operations of $8.6 million and increased our cash and cash equivalents balance by $6.1 million.
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

Results of Operations
Key Operating and Financial Metrics (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Loan Originations	$774,700	$445,300	$1,360,315	$1,423,443
Transaction Fees, Net	35,423	19,276	62,291	61,100
Whole Loans Outstanding (1)	3,557,914	4,062,786	3,557,914	4,062,786
Servicing Fees, Net	6,793	7,676	12,947	14,819
Net Loss	(41,405)	(35,628)	(65,426)	(53,092)
Adjusted EBITDA (2)	6,716	(11,619)	(2,336)	(21,125)
Net Cash Provided by (Used in) Operating Activities	8,579	(18,341)	(11,598)	(43,285)
(1) Balance as of June 30.
(2) Adjusted EBITDA is a non-GAAP Financial measure. For more information regarding this measure and a reconciliation of this measure to the most comparable GAAP measure, see “Non-GAAP Financial Measures”
Overview
The following tables summarize Prosper’s net loss for the three and six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Total Net Revenue	$31,447	$28,173	3,274	12%
Total Expenses	72,755	63,696	9,059	14%
Net Loss Before Taxes	(41,308)	(35,523)	(5,785)	16%
Income Tax Expense	97	105	(8)	(8)%
Net Loss	$(41,405)	$(35,628)	(5,777)	16%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Total Net Revenue	$62,292	$84,689	(22,397)	(26)%
Total Expenses	127,456	137,511	(10,055)	(7)%
Net Loss Before Taxes	(65,164)	(52,822)	(12,342)	23%
Income Tax Expense	262	270	(8)	(3)%
Net Loss	$(65,426)	$(53,092)	(12,334)	23%

Total net revenue for the three months ended June 30, 2017 increased $3.3 million, a 12% increase from the three months ended June 30, 2016, primarily due to increased Borrower Loan originations, which increased 74% on a dollar basis, this was offset by $16.9 million of rebates that were provided to members of the Consortium via the issuance of Convertible Preferred Stock Warrants that vested during the three months ended June 30, 2017. See below for an explanation of the increase in origination volume.  Total expenses for the three months ended June 30, 2017 increased $9.1 million, a 14% increase from the three months ended June 30, 2016, primarily due to an increase in the fair value of the preferred stock warrant liability of $22.4 million in the three months ended June 30, 2017. This increase was offset by a reduction in restructuring costs of $13.4 million as Prosper underwent a restructuring in the three months ended June 30, 2016. Net loss for the three months ended June 30, 2017 decreased $5.8 million, primarily due to increases in revenues explained above.
Total net revenue for the six months ended June 30, 2017 decreased $22.4 million, a 26% decrease from the six months ended June 30, 2016, primarily due to decreased originations, which decreased 4% on a dollar basis and $20.2 million of rebates that were provided to members of the Consortium via the issuance of Convertible Preferred Stock Warrants that vested during the six months ended June 30, 2017. Total expenses for the six months ended June 30, 2017 decreased $10.1 million, a 7% decrease from the six months ended June 30, 2016, primarily due to a reduction in general and administration costs of $19.7 million and restructuring charges of $13.5 million. This was offset by an increase in the fair value of the preferred stock warrant liability of $22.8 million in the six months ended June 30, 2017. Net loss for the six months ended June 30, 2017 increased $12.3 million, primarily due to the decrease in revenues explained above.
Origination Volume
From inception through June 30, 2017, a total of 769,403 Borrower Loans, totaling $9.7 billion, were originated through Prosper’s marketplace.
During the second quarter ended June 30, 2017, 61,355 Borrower Loans totaling $774.7 million were originated through Prosper’s marketplace, compared to 32,984 Borrower Loans totaling $445.3 million during the second quarter ended June 30, 2016. This represented an increase of 86% in terms of the number of loans and a 74% increase in the dollar amount of loans. During the six months ended June 30, 2017, 107,717 Borrower loans totaling $1.36 billion were originated through Prosper's marketplace, compared to 105,326 borrower loans totaling $1.42 billion during the six months ended June 30, 2016. This represented an increase of 2% in terms of number of loans and a 4% decrease in the dollar amount of loans.
The origination increase experienced during the quarter ended June 30, 2017 versus the quarter ended June 30, 2016 is due to the fact that, beginning in the second quarter of 2016, a number of our largest investors paused or significantly reduced their purchases of Borrower Loans.  As a result Prosper undertook a restructuring in May of 2016.
Prosper has taken a number of actions aimed at increasing the amount of capital committed to make purchases through its marketplace. On February 27, 2017, Prosper signed an agreement with a consortium of investors for the purchase of up to $5.0 billion of loans over two years (for more details please see note 16 to our condensed consolidated financial statements). As a result, the dollar amount of loans originated through Prosper's marketplace increased in the second quarter of 2017 by $189.1 million or 32% when compared to the first quarter of 2017.
Revenue
The following tables summarizes Prosper’s revenue for the three and six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$35,423	$19,276	16,147	84%
Servicing Fees, Net	6,793	7,676	(883)	(12)%
Gain (Loss) on Sale of Borrower Loans	3,803	(687)	4,490	(654)%
Fair Value of Warrants Vested on the Sale of Borrower Loans	(16,887)	—	(16,887)	100%
Other Revenues	1,415	816	599	73%
Total Operating Revenues	30,547	27,081	3,466	13%
Interest Income
Interest Income on Borrower Loans	12,007	11,192	815	7%
Interest Expense on Notes	(11,177)	(10,098)	(1,079)	11%
Net Interest Income	830	1,094	(264)	(24)%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	70	(2)	72	(3,600)%
Total Revenues	31,447	28,173	3,274	12%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$62,291	$61,100	1,191	2%
Servicing Fees, Net	12,947	14,819	(1,872)	(13)%
Gain on Sale of Borrower Loans	3,485	3,104	381	12%
Fair Value of Warrants Vested on the Sale of Borrower Loans	(20,194)	—	(20,194)	100%
Other Revenues	2,135	3,589	(1,454)	(41)%
Total Operating Revenues	60,664	82,612	(21,948)	(27)%
Interest Income
Interest Income on Borrower Loans	23,507	21,975	1,532	7%
Interest Expense on Notes	(21,855)	(19,819)	(2,036)	10%
Net Interest Income	1,652	2,156	(504)	(23)%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(24)	(79)	55	(70)%
Total Revenues	62,292	84,689	(22,397)	(26)%
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
Transaction fees increased primarily due to higher origination volume through Prosper’s marketplace during the three months ended June 30, 2017. The average transaction fee was 4.57% and 4.33% of the principal amount of originated loans facilitated through Prosper’s marketplace for the three months ended June 30, 2017 and 2016, respectively. This increase was due to marketing fee increases implemented in the second quarter of 2016 for certain Prosper scores. The marketing fee increases were partially offset by the fair value of the loan trailing fee on loans originated on the platform during the period.
Transaction fees increased primarily due to a higher average transaction fee during the six months ended June 30, 2017. The average transaction fee was 4.58% and 4.29% of the principal amount of originated loans facilitated through Prosper’s marketplace for the six months ended June 30, 2017 and 2016, respectively. This increase was due to marketing fee increases implemented in the second quarter of 2016 for certain Prosper scores. The marketing fee increases were partially offset by the fair value of the loan trailing fee on loans originated on the platform during the period and a decrease in the dollar amount of loans originated on the platform.
Servicing Fees, Net
Prosper earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates us for the costs we incur in servicing the Borrower Loan, including managing payments from borrowers and payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The decrease in servicing fees during the three months ended June 30, 2017 was due to the decrease in Borrower Loans being serviced as a result of the decrease in sales of Borrower Loans through the Whole Loan Channel in the past year.
The decrease in servicing fees during the six months ended June 30, 2017 was due to the decrease in Borrower Loans being serviced as a result of the decrease in sales of Borrower Loans through the Whole Loan Channel in the past year.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains and losses on Borrower Loans sold through the Whole Loan Channel. The increase was due to an increase in volume of such sales during the three months ending June 30, 2017 due to an increase in loans being originated through the platform as described above and $2.0 million less of rebates that were issued in the three months ended June 30, 2016. The increase was also the result of a 7.5 basis point higher servicing fee on borrower loans sold, increasing the gain on each loan sold.
Gain (Loss) on Sale of Borrower Loans consists of net gains and losses on Borrower Loans sold through the Whole Loan Channel. The increase during the six months ended June 30, 2017 was the result of a 7.5 basis point higher servicing fee on borrower loans sold, increasing the gain on each loan sold. The 7.5 basis point fee was introduced starting in August 2016.
Fair Value of Warrants Vested on the Sale of Borrower Loans
Fair Value of Warrants Vested on the Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vest when the Consortium purchases whole loans under the Consortium Purchase Agreement that was signed in February 2017. The charges of $16.9 million and $20.2 million recognized related to the fair value of warrants that vested during the three and six months ended June 30, 2017, respectively.
Other Revenue
Other revenues consist primarily of securitization fees and credit referral fees. Credit referral fees are where partner companies pay us an agreed upon amount for referrals of customers from our website. Securitization fees represent fees Prosper earns to facilitate securitizations for purchasers of borrower loans. The increase in other revenue for the three months ended June 30, 2017 was primarily the result of an increase in securitization fees as Prosper facilitated one securitization during the three months ended June 30, 2017 compared to no securitizations during the three months ended June 30, 2016.
The decrease in other revenue for the six months ended June 30, 2017 was primarily due to the fact that in the six months ended June 30, 2016, Prosper earned non-recurring revenues of $1.2 million that were earned in the period in relation to work performed for a BillGuard partner.
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
The following table summarizes the fair value adjustments for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Borrower Loans	$(6,617)	$(5,336)	$(10,822)	$(12,934)
Loans held for sale	—	(1)	6	—
Notes	6,687	5,335	10,792	12,855
Total	$70	$(2)	$(24)	$(79)
Expenses
The following tables summarize Prosper’s expenses for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Expenses
Origination and Servicing	$8,873	$8,833	40	—%
Sales and Marketing	20,131	12,303	7,828	64%
General and Administrative -Research and Development	3,909	7,615	(3,706)	(49)%
General and Administrative - Other	14,849	20,884	(6,035)	(29)%
Change in Fair Value of Convertible Preferred Stock Warrants	22,416	—	22,416	100%
Restructuring Charges	647	14,061	(13,414)	(95)%
Other Expenses	1,930	—	1,930	100%
Total Expenses	$72,755	$63,696	$9,059	14%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Expenses
Origination and Servicing	$17,278	$19,282	(2,004)	(10)%
Sales and Marketing	39,687	45,023	(5,336)	(12)%
General and Administrative -Research and Development	8,083	15,286	(7,203)	(47)%
General and Administrative - Other	31,390	43,859	(12,469)	(28)%
Change in Fair Value of Convertible Preferred Stock Warrants	22,817	—	22,817	100%
Restructuring Charges	572	14,061	(13,489)	(96)%
Other Expenses	7,629	—	7,629	100%
Total Expenses	$127,456	$137,511	$(10,055)	(7)%

As of June 30, 2017, Prosper had 363 full-time employees compared to 583 full-time employees as of June 30, 2016. The following table reflects full-time employees as of June 30, 2017 and 2016 by department:

	June 30, 2017	June 30, 2016
Origination and Servicing	162	191
Sales and Marketing	24	112
General and Administrative - Research and Development	74	138
General and Administrative - Other	103	142
Total Headcount	363	583

Origination and Servicing
Origination and servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to Prosper’s credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The increase in the three months ending June 30, 2017 was primarily the result of an increased usage of outsourced services of $0.7 million and increased amortization costs for internal use software of $0.4 million. The increase was offset by a decrease in compensation costs of $0.9 million.
The decrease in the six months ended June 30, 2017 was the result of a decrease in compensation costs of $2.4 million. The decrease in compensation costs was the result of the reduction in personnel as part of our May 2016 restructuring. This was offset by an increase in amortization costs of internal use software of $0.8 million.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing, as well as the compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended June 30, 2017, the increase was largely due to increased variable costs as Prosper increased its marketing efforts to increase demand from Borrowers and maintain marketplace equilibrium.  These increases included a $6.8 million or 103% increase in direct mailing costs as Prosper increased the volume of its direct mail campaigns, a $2.4 million or 180% increase in partnership costs as Prosper significantly increased partnership activities and a $1.6 million or 241% increase in online marketing costs. These increases were offset by a $2.3 million or 78% decrease in compensation costs as Prosper significantly reduced its sales and marketing headcount with its restructuring that occurred in May 2016, including the closing of its Utah office which contained mainly sales employees.
For the six months ended June 30, 2017, the decrease was largely due to a $5.8 million or 78% decrease in compensation costs as Prosper significantly reduced its sales and marketing headcount with its restructuring that occurred in May 2016. This was offset by an increase in variable marketing costs as Prosper increased its marketing efforts to increase demand from Borrowers and maintain marketplace equilibrium.  These increases included a $3.4 million or 14% increase in direct mailing costs as Prosper increased the volume of its direct mail campaigns, and a $0.9 million or 34% increase in online marketing costs. These were offset by decreases in certain variable marketing channels such as partnerships which decreased $1.1 million or 15%, trade shows which decreased $0.4 million or 96%, radio advertising which decreased $1.0 million or 100% as Prosper reallocated its market channel mix to gain greater efficiencies.
Research and Development
Research and development costs consist primarily of salaries, benefits and stock-based compensation expense related to engineering and product development employees and related vendor costs. The decrease for the three months ended June 30, 2017 was primarily due to a decrease in compensation costs of $2.8 million and a decrease of $0.5 million due to lower contractor usage. Compensation costs decreased as a result of the decrease in personnel since June 30, 2016. The total expenses incurred for the three months ended March 31, 2017 do not reflect the total investment in research and development activities as a portion of these costs are capitalized as internal use software projects, which are amortized in origination and servicing expense. Prosper capitalized internal-use software and website development costs in the amount of $1.0 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively.
Research and development costs consist primarily of salaries, benefits and stock-based compensation expense related to engineering and product development employees and related vendor costs. The decrease for the six months ended June 30, 2017 was primarily due to a decrease in compensation costs of $5.6 million and a decrease of $1.1 million due to lower contractor and consultant usage. Compensation costs decreased as a result of the decrease in personnel since June 30, 2016. The total expenses incurred for the six months ended June 30, 2017 do not reflect the total investment in research and development activities as a portion of these costs are capitalized as internal use software projects, which are amortized in origination and servicing expense. Prosper capitalized internal-use software and website development costs in the amount of $2.1 million and $3.6 million for the six months ended June 30, 2017 and 2016, respectively.
General and Administrative
General and administrative expenses consists primarily of salaries, benefits and stock-based compensation expense related to accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expense. The decrease for the three months ended June 30, 2017 was primarily the result of a decrease in compensation expense of $7.6 million and a decrease in rent and occupancy expenses of $0.7 million. The decrease in compensation expenses is the result of the reduction in headcount since June 30, 2016. Rent and occupancy related expenses have decreased as Prosper has ceased the use of or terminated a number of leases for office space since June 30, 2016.
General and administrative expenses consists primarily of salaries, benefits and stock-based compensation expense related to accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expense. The decrease for the six months ended June 30, 2017 was primarily the result of a decrease in compensation expense of $11.3 million and a decrease in rent and occupancy expenses of $1.3 million. The decrease in compensation expenses is the result of the reduction in headcount since June 30, 2016. Rent and occupancy related expenses have decreased as Prosper has ceased the use of or terminated a number of leases for office space since June 30, 2016.
Changes in the Fair Value of Convertible Preferred Stock Warrants
Changes in the Fair Value of Convertible Preferred Stock warrants increased $22.4 million and $22.8 million in the three and six months ended June 30, 2017 respectively over the comparable prior period. There were no such warrants outstanding in the three and six months ended June 30, 2016.
Restructuring Charges

Restructuring costs consist of personnel and facilities related costs related to the strategic restructuring of the business that Prosper announced on May 3, 2016.   For the three months and six months ended June 30, 2017, the expenses relate to adjustments to fair value of the existing liabilities and accretion expense on the remaining liability. For the three and six months ended June 30, 2016 the expense relates to the restructuring that Prosper undertook in May 2016.
Other Expenses
Other expenses includes primarily impairment charges on assets held for sale. During the three months ended June 30, 2017, Prosper management continued to actively market the assets related to the Prosper Daily application and as a result the related assets were marked down to fair value less costs to sell, resulting in an additional impairment charge of $2.0 million. For the six months ended June 30, 2017 Prosper recorded an impairment charge on the assets held for sale was $6.3 million. Additionally, during the six months ended June 30, 2017 Prosper settled certain rebates related to the purchase of whole loans by members of the Consortium prior to the closing of the Consortium transaction via the issuance of Convertible Preferred Stock Warrants at a loss of $1.5 million over the cash settlement amount.
Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure that we define as Net Loss adjusted for interest income on available for sale securities, cash and cash equivalents, income tax expense, depreciation and amortization, impairment of intangible assets, stock based compensation expense, fair value of warrants vested on the sale of borrower loans, restructuring charges, and fair value adjustments for warrant liabilities. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.
We consider Adjusted EBITDA to be a helpful indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Management uses Adjusted EBITDA to, among other things, understand and compare operating results across accounting periods, evaluate our operations and financial performance, and for internal planning and forecasting purposes. Inclusion of Adjusted EBITDA is intended to provide investors insight into the manner in which management views the performance of the Company, enhance investors’ evaluation of our operating results, and to facilitate meaningful comparisons of our results between periods. These non-GAAP financial measures should not be considered an alternative to, or more meaningful than, the GAAP financial information provided herein.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of equity-based charges;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The major non-GAAP adjustments, and our basis for excluding them, are outlined below:

•
Fair value of warrants vested on the sale of borrower loans and change in the fair value of convertible preferred stock warrants liability. We exclude these charges primarily because they are non-cash charges and the fair value varies based on the fair value of the underlying stock, varying valuation methodologies and subjective assumptions. This makes the comparison of our current financial results to previous and future periods difficult to evaluate.

•
Stock-based compensation expense. This consists of expenses for equity awards under our equity incentive plans. Although stock-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the stock price at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to evaluate; therefore, we believe it is useful to exclude stock-based compensation. We also excludes these expenses because they are non-cash.

•
Amortization or impairment of acquired intangible assets and impairment of goodwill. We incur amortization or impairment of acquired intangible assets and goodwill in connection with acquisitions and therefore exclude these amounts from our non-GAAP measures. We exclude these items because management does not believe they are reflective of our ongoing operating results.

•
Restructuring charges - We have incurred restructuring charges that are included in our GAAP financial statements, related to workforce reductions and estimated costs of exiting facility lease commitments due to our May 2016 restructuring. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items do not reflect expected future operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or historical operations of our business.

The following table presents a reconciliation of Net Loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Loss	$(41,405)	$(35,628)	$(65,426)	$(53,092)
Fair Value of Warrants Vested on Sale of Borrower Loans	16,887	—	20,194	—
Depreciation expense:
Servicing and Origination	1,357	981	2,637	1,864
General & Administration - Other	1,293	1,461	2,603	2,573
Amortization of Intangibles	177	1,007	1,030	1,975
Impairment of Intangibles	1,999	240	6,320	240
Stock-based Compensation	3,312	6,359	6,812	11,465
Restructuring Charges	647	14,061	572	14,061
Change in the Fair Value of Warrants	22,416	—	22,817	—
Interest Income on Available for Sale Securities, Cash and Cash Equivalents	(64)	(205)	(157)	(481)
Income Tax Expense	97	105	262	270
Adjusted EBITDA	$6,716	$(11,619)	$(2,336)	$(21,125)

Expenses include the following amount of stock based compensation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Origination and servicing	$328	$579	$545	$1,018
Sales and marketing	141	896	311	1,632
General and administrative	2,843	4,884	5,956	8,815
Total stock based compensation	$3,312	$6,359	$6,812	$11,465

Liquidity and Capital Resources
The following table summarizes Prosper’s cash flow activities for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net Loss	$(65,426)	$(53,092)
Net cash used in operating activities	(11,598)	(43,285)
Net cash provided by (used in) investing activities	17,742	(19,382)
Net cash provided by financing activities	6,186	25,196
Net increase (decrease) in cash and cash equivalents	12,330	(37,471)
Cash and cash equivalents at the beginning of the period	22,337	66,295
Cash and cash equivalents at the end of the period	$34,667	$28,824
Net cash increased for the six months ended June 30, 2017 primarily due to the maturity and sales of $24.8 million in available for sale securities, offset by the $1.7 million loss, net of non-cash items, $3.7 million reduction in Accounts Payable and Accrued Liabilities, $4.6 million increase in prepaid expenses and a $3.0 million scheduled payment to reduce our settlement liability. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties, which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans and the $24.8 million of available for sale securities that have been converted into cash. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.

The following table summarizes Prosper’s cash flow activities for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Net Loss	$(41,405)	$(35,628)
Net cash provided by (used in) operating activities	8,579	(18,341)
Net cash used in investing activities	(3,458)	(6,158)
Net cash provided by financing activities	1,011	12,362
Net increase (decrease) in cash and cash equivalents	6,132	(12,137)
Cash and cash equivalents at the beginning of the period	28,535	40,961
Cash and cash equivalents at the end of the period	$34,667	$28,824

Net cash increased for the three months ended June 30, 2017 primarily due to the $5.5 million net income, net of non-cash items. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties, which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans) and purchases of property and equipment. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.
Prosper also has available for sale securities that are available for its liquidity needs. The fair value of securities available for sale as of June 30, 2017 was $8.0 million. As a result the total cash, cash equivalents and available for sale investments available to Prosper at June 30, 2017 for its liquidity needs was $42.7 million. This represents an increase of $6.1 million from the total available at March 31, 2017. At June 30, 2017, the available for sale securities included US treasury securities and agency bonds. All securities were rated or carried implied ratings equal to investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses. These securities provided $0.1 million of interest income for the three months ending June 30, 2017. These securities continue to be available to meet liquidity needs.
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
Critical Accounting Policies
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates in Prosper’s Annual Report on Form 10-K. There have been no significant changes to these critical accounting estimates during the first six months of 2017.

PROSPER FUNDING LLC
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with Prosper Funding’s historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper Funding’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” sections and elsewhere in this Quarterly Report on Form 10-Q and Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2016.
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

Results of Operations
Overview
The following table summarizes Prosper Funding’s net income for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Total Net Revenue	$21,679	$14,746	$6,933	47%
Total Expenses	20,135	17,568	2,567	15%
Net Income (Loss)	$1,544	$(2,822)	$4,366	(155)%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Total Net Revenue	$39,847	$42,090	$(2,243)	(5)%
Total Expenses	37,855	39,762	(1,907)	(5)%
Net Income	$1,992	$2,328	$(336)	(14)%

Total net revenue for the three months ended June 30, 2017 increased $6.9 million, a 47% increase from the three months ended June 30, 2016, primarily due to the increased number of loan listings on the marketplace during the quarter, which resulted in increased administration fee revenue for the listing driven portion of the administration fee. As well the administration fee increased due to increased administration fees in relation to rebates given purchasers of borrower loans. Total expenses for the three months ended June 30, 2017 increased $2.6 million, a 15% increase from the three months ended June 30, 2016, primarily due to higher corporate administration fees related to the listing driven portion during the current quarter.
Total net revenue for the six months ended June 30, 2017 decreased $2.2 million a 5% decrease from the six months ended June 30, 2016, primarily due to an decrease in servicing fees due to the decrease in Borrower Loans being serviced as a result of the decrease in sales of Borrower Loans through the Whole Loan Channel in the past year. Total expenses for the six months ended June 30, 2017 decreased $1.9 million, a 5% decrease from the six months ended June 30, 2016, primarily due to lower corporate administration fees related to the listing driven portion during the current period.
Revenue
The following tables summarize Prosper Funding’s revenue for the three and six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$27,309	$6,930	20,379	294%
Servicing Fees, Net	6,520	7,589	(1,069)	(14)%
Gain (Loss) on Sale of Borrower Loans	(13,084)	(687)	(12,397)	1,805%
Other Revenues	34	26	8	31%
Total Operating Revenues	20,779	13,858	6,921	50%
Interest Income on Borrower Loans	12,007	10,988	1,019	9%
Interest Expense on Notes	(11,177)	(10,098)	(1,079)	11%
Net Interest Income	830	890	(60)	(7)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	70	(2)	72	(3,600)%
Total Revenue	$21,679	$14,746	6,933	47%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$42,463	$22,348	20,115	90%
Servicing Fees, Net	12,401	14,623	(2,222)	(15)%
Gain (Loss) on Sale of Borrower Loans	(16,709)	3,104	(19,813)	(638)%
Other Revenues	64	417	(353)	(85)%
Total Operating Revenues	38,219	40,492	(2,273)	(6)%
Interest Income on Borrower Loans	23,507	21,496	2,011	9%
Interest Expense on Notes	(21,855)	(19,819)	(2,036)	10%
Net Interest Income	1,652	1,677	(25)	(1)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(24)	(79)	55	(70)%
Total Revenue	$39,847	$42,090	(2,243)	(5)%

Administration Fee Revenue - Related Party

Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. Effective July 1, 2016 the Administration Agreement was amended. The amendments included amending the License Fee to include a fixed monthly fee alongside a reduced variable fee and the introduction of a Rebates Fee related to rebates given to investors. The increase for the three months ended June 30, 2017 was the result of an increase in the listing driven portion of administration fees as a result of higher listings in the three months ended June 30, 2017 and the above changes in the administration agreement, which was designed to compensate Prosper Funding for any rebates offered to whole loan investors. The increase for the six months ended June 30, 2017 was the result of the above changes in the administration agreement, which was designed to compensate Prosper Funding for any rebates offered to whole loan investors.
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
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains (losses) on Borrower Loans sold through the Whole Loan Channel. The increase in the loss for the three months ended June 30, 2017 was due to increase in rebates offered to certain whole loan investors to facilitate the sale of large volumes of Borrower Loans through the Whole Loan Channel. The increase in rebates of $14.8 million is primarily due to warrants issued by PMI in relation to the agreement with the Consortium that was reached in 2017 that results in warrants for convertible preferred stock vesting as loans are purchased by the Consortium.
The increase in the loss for the six months ended June 30, 2017 was due to increase in rebates offered to certain whole loan investors to facilitate the sale of large volumes of Borrower Loans through the Whole Loan Channel. The increase in rebates of $19.3 million is primarily due to warrants issued by PMI in relation to the agreement with the Consortium that was reached in 2017 that results in warrants for convertible preferred stock vesting as loans are purchased by the Consortium.
Other Revenue
Other revenue consists primarily of fees earned from assisting whole loan purchasers with securitizations of their holdings. The changes in other revenues were not considered to be material.
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
The following table summarizes the fair value adjustments for the six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Borrower Loans	$(6,617)	$(5,336)	$(10,822)	$(12,934)
Loans held for sale	—	(1)	6	—
Notes	6,687	5,335	10,792	12,855
Total	$70	$(2)	$(24)	$(79)
Expenses
The following tables summarize Prosper Funding’s expenses for the three months and six ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$18,466	$15,652	2,814	18%
Servicing	1,524	1,536	(12)	(1)%
General and Administrative	145	380	(235)	(62)%
Total Expenses	$20,135	$17,568	2,567	15%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$34,282	$36,258	(1,976)	(5)%
Servicing	3,255	2,767	488	18%
General and Administrative	318	737	(419)	(57)%
Total Expenses	$37,855	$39,762	(1,907)	(5)%

Administration Fee Expense - Related Party
Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI a Corporate Administration Fee, a fee for each Borrower Loan originated through the marketplace, a proportion of all servicing fees collected by or on behalf of Prosper Funding, and all nonsufficient funds fees collected by or on behalf of Prosper Funding. Effective July 1, 2016 the Administration Agreement was amended. The amendments included amending the Corporate Administration Fee to a fixed amount of $500,000 per month, increasing the Loan Platform Servicing Fee to $150 per Borrower Loan originated through the marketplace and reducing the Loan and Note Servicing Fee to 62.5% of all servicing fee collected by or on behalf of Prosper Funding. The decrease in fees for the three months ended June 30, 2017 was due to lower fees paid on the origination of borrower loans due to the decrease in origination volume. The decrease in fees for the six months ended June 30, 2017 was due to lower fees paid on the origination of borrower loans due to the decrease in origination volume.
Servicing
Servicing costs consists primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans.   The increase for the six months ended June 30, 2017 was primarily due to an increase in amortization of internal use software.
General and Administrative
General and administrative costs consist primarily of bank service charges and professional fees. The decreases for the three and six months ended June 30, 2017 was primarily due to an decrease in outsourced costs as Prosper made an effort to reduce its spending on outsourced services during the period.

Liquidity and Capital Resources
The following table summarizes Prosper Funding’s cash flow activities for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net Income	$1,992	$2,328
Net cash provided by (used in) operating activities	7,205	$(120)
Net cash used in investing activities	(7,982)	(32,942)
Net cash provided by financing activities	6,232	24,947
Net increase (decrease) in cash and cash equivalents	5,455	(8,115)
Cash and cash equivalents at the beginning of the period	6,929	15,026
Cash and cash equivalents at the end of the period	$12,384	$6,911

The net increase in Cash for the six months ended June 30, 2017, is primarily due to net income of $2.0 million and an increase in net related party payables of $3.8 million. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.
Income Taxes
Prosper Funding incurred no income tax expense for the three months ended June 30, 2017 and 2016. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of June 30, 2017, Prosper Funding has not engaged in any off-balance sheet financing activities.
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
Prosper had cash and cash equivalents of $34.7 million as of June 30, 2017, and $22.3 million as of December 31, 2016.  These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes.  Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.
Interest Rate Sensitivity
Prosper holds available for sale investments.  The fair value of Prosper’s available for sale investment portfolio was $8.0 million and $32.8 million as of June 30, 2017 and December 31, 2016, respectively.  These investments consisted of U.S. agency bonds and U.S. Treasury securities. To mitigate the risk of loss, Prosper’s investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, Prosper limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on Prosper’s available for sale investments and the market value of those investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $22 thousand in the fair value of Prosper’s available for sale investments as of June 30, 2017, and of approximately $147 thousand in the fair value of Prosper’s available for sale investments as of December 31, 2016. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $22 thousand in the fair value of Prosper’s available for sale investments as of June 30, 2017, and of approximately $134 thousand in the fair value of Prosper’s available for sale investments as of December 31, 2016. Any realized gains or losses resulting from such interest rate changes would only be recorded if Prosper sold the investments prior to maturity and the investments were not considered other-than-temporarily impaired.
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
Prosper Funding had cash and cash equivalents of $12.4 million as of June 30, 2017, and $6.9 million as of December 31, 2016.  These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes.  Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each of the Registrant’s Principal Executive Officer (PEO) and the Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of June 30, 2017. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
PFL is not currently subject to any material legal proceedings. PFL is not aware of any litigation matters which have had, or are expected to have, a material adverse effect on it.
PMI is not currently subject to any material legal proceedings. Except for the matters referenced in Note 17 (“Commitments and Contingencies”) of PMI’s Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated into this Item by reference, PMI is not aware of any litigation matters that have had, or are expected to have, a material adverse effect on it.
This Item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2016 (Part I, Item 3).

Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and the risks described in "Part I - Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016.
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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

Date: August 11, 2017	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

Date: August 11, 2017	/s/ Usama Ashraf
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

10.7
Amendment No. 3 to Administration Agreement between PFL and PMI, dated as of November 8, 2016 and made effective as of July 1, 2016 (incorporated by reference to Exhibit 10.8 of PMI's and PFL's Annual Report on Form 10-K, filed on March 17, 2017)

10.8
Loan Purchase Agreement, dated as of February 27, 2017, among PFL, PF LoanCo Funding LLC, and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely in its capacity as trustee of PF LoanCo Trust (incorporated by reference to Exhibit 10.8 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

10.9
Warrant Agreement, dated as of February 27, 2017, among PMI, PF WarrantCo Holdings, LP, and, for certain limited purposes, New Residential Investment Corp (incorporated by reference to Exhibit 10.9 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

10.10
Back-Up Servicing Agreement (Note Channel), dated as of February 24, 2017, among PFL, PMI, and First Associates Loan Servicing, LLC (incorporated by reference to Exhibit 10.10 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. (2)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. (2)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. (2)

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. (2)

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. (2)

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