Form 10-Q
period 2017-09-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2017-11-13
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
As of November 6, 2017, there were 70,017,206 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, and Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, and Prosper Capital Management LLC, a Delaware limited liability company, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiaries, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, and Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Further, investors currently invest in Borrower Loans through two channels: (i) the “Note Channel”, which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel”, which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. Finally, although historically we have referred to investors as “lender members,” we call them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace. All share and per share numbers presented in this Form 10-Q have been adjusted to reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.

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

Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$73,026	$22,337
Restricted Cash	171,531	163,907
Available for Sale Investments, at Fair Value	24,565	32,769
Accounts Receivable	893	757
Loans Held for Sale, at Fair Value	84	624
Borrower Loans, at Fair Value	303,053	315,627
Property and Equipment, Net	20,058	24,853
Prepaid and Other Assets	6,948	4,606
Servicing Assets	14,471	12,786
Goodwill	36,368	36,368
Intangible Assets, Net	1,576	9,212
Total Assets	$652,573	$623,846
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$10,809	$15,017
Payable to Investors	151,529	142,644
Notes at Fair Value	302,799	316,236
Other Liabilities	12,729	17,173
Convertible Preferred Stock Warrant Liability	98,208	21,711
Total Liabilities	576,074	512,781
Commitments and Contingencies (see Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized; 214,637,925 issued and outstanding as of September 30, 2017; and 217,388,425 shares authorized, 177,388,425 issued and outstanding as of December 31, 2016. Aggregate liquidation preference of $375,952 and $325,952 as of September 30, 2017 and December 31, 2016, respectfully.	323,793	275,938
Stockholders' Deficit
Common Stock ($0.01 par value; 625,000,000 shares authorized, 70,826,581 issued and 69,890,646 outstanding as of September 30, 2017; and 338,222,103 shares authorized, 70,843,044 shares issued and 69,907,109 outstanding as of December 31, 2016)	222	212
Additional Paid-In Capital	133,917	123,988
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(358,010)	(265,648)
Accumulated Other Comprehensive Loss	(6)	(8)
Total Stockholders' Deficit	(247,294)	(164,873)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$652,573	$623,846
All share numbers reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Operating Revenues
Transaction Fees, Net	$37,250	$14,086	$99,541	$75,186
Servicing Fees, Net	6,976	7,079	19,922	21,898
Gain on Sale of Borrower Loans	4,373	761	7,858	3,865
Fair Value of Warrants Vested on Sale of Borrower Loans	(21,772)	—	(41,966)	—
Other Revenue	1,390	973	3,525	4,562
Total Operating Revenues	28,217	22,899	88,880	105,511
Interest Income
Interest Income on Borrower Loans	12,065	11,735	35,572	33,710
Interest Expense on Notes	(11,247)	(10,636)	(33,102)	(30,456)
Net Interest Income	818	1,099	2,470	3,254
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(173)	(47)	(198)	(126)
Total Net Revenue	28,862	23,951	91,152	108,639
Expenses
Origination and Servicing	9,263	7,633	26,694	26,850
Sales and Marketing	21,947	9,391	61,634	54,303
General and Administrative	18,123	24,740	57,597	83,498
Restructuring Charges, Net	86	(470)	504	14,153
Change in Fair Value of Convertible Preferred Stock Warrants	6,323	—	29,140	—
Other Expenses, Net	(25)	—	7,603	—
Total Expenses	55,717	41,294	183,172	178,804
Net Loss Before Taxes	(26,855)	(17,343)	(92,020)	(70,165)
Income Tax Expense	85	74	346	344
Net Loss Applicable to Common Stockholders	$(26,940)	$(17,417)	$(92,366)	$(70,509)
Net Loss Per Share – Basic and Diluted	$(0.39)	$(0.27)	$(1.33)	$(1.12)
Weighted-Average Shares - Basic and Diluted	69,811,534	65,393,175	69,562,795	63,015,616
All share numbers reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Loss	$(26,940)	$(17,417)	$(92,366)	$(70,509)
Other Comprehensive Income, Before Tax				0
Change in Net Unrealized Gain on Available for Sale Investments, at Fair Value	(2)	(54)	14	161
Realized (Gain) Loss on Sale of Available for Sale Investments, at Fair Value	—	1	(12)	7
Other Comprehensive Income, Before Tax	(2)	(53)	2	168
Income tax effect	—	—	—	—
Other Comprehensive Income, Net of Tax	(2)	(53)	2	168
Comprehensive Loss	(26,942)	(17,470)	(92,364)	(70,341)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from Operating Activities:
Net Loss	$(92,366)	$(70,509)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	198	126
Depreciation and Amortization	9,403	9,892
Gain on Sales of Borrower Loans	(10,660)	(7,030)
Change in Fair Value of Servicing Rights	8,858	8,550
Stock-Based Compensation Expense	9,652	17,181
Restructuring Liability	497	5,107
Fair Value of Warrants Vested	43,448	—
Change in Fair Value of Warrants	29,140	—
Impairment Losses on Assets Held for Sale	6,429	—
Other, Net	254	968
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(2,025,569)	(1,619,866)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	2,026,111	1,619,757
Restricted Cash Except for those Related to Investing Activities	(8,401)	37,044
Accounts Receivable	(136)	1,516
Prepaid and Other Assets	(2,359)	(989)
Accounts Payable and Accrued Liabilities	(3,324)	(6,677)
Payable to Investors	8,885	(35,345)
Other Liabilities	(1,775)	(7,247)
Net Cash Used in Operating Activities	(1,715)	(47,522)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(152,461)	(164,436)
Principal Payments of Borrower Loans Held at Fair Value	147,051	127,308
Purchases of Property and Equipment	(3,489)	(10,049)
Maturities of Short Term Investments	1,280	1,279
Purchases of Short Term Investments	(1,262)	(1,277)
Purchases of Available for Sale Investments, at Fair Value	(20,070)	(11,725)
Proceeds from Sale of Available for Sale Investments	16,163	10,444
Maturities of Available for Sale Investments	12,100	31,645
Changes in Restricted Cash Related to Investing Activities	777	(6,469)
Net Cash Provided by (Used in) Investing Activities	89	(23,280)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	151,893	165,727
Payments of Notes Held at Fair Value	(147,388)	(129,603)
Proceeds from Issuance of Preferred Stock, Net	47,855
Proceeds from Exercise of Warrants and Stock Options including Early Exercise, and Issuance of Restricted Stock	20	526
Repurchase of Common Stock and Restricted Stock	(65)	(71)
Taxes Paid for Awards Vested Under Equity Incentive Plans	—	(219)
Net Cash Provided by Financing Activities	52,315	36,360
Net Increase (Decrease) in Cash and Cash Equivalents	50,689	(34,442)
Cash and Cash Equivalents at Beginning of the Period	22,337	66,295
Cash and Cash Equivalents at End of the Period	$73,026	$31,853
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$33,207	$30,228
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	$98	$241
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these accounting policies during the first nine months of 2017.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures.  This guidance will be effective for us in the first quarter of our fiscal year 2019, and early adoption is permitted. Prosper is currently evaluating the impact that this guidance will have on its consolidated financial statements, however we do expect that this guidance will have a material impact on Prosper's consolidated financial statements. As of September 30, 2017 Prosper has a total of $40.0 million in non-cancelable operating lease commitments.
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
3. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Property and equipment:
Computer equipment	$14,459	$14,107
Internal-use software and website development costs	19,414	16,750
Office equipment and furniture	3,010	3,010
Leasehold improvements	7,048	7,038
Assets not yet placed in service	1,068	1,222
Property and equipment	44,999	42,127
Less accumulated depreciation and amortization	(24,941)	(17,274)
Total property and equipment, net	$20,058	$24,853
Depreciation and amortization expense for property and equipment for the three months ended September 30, 2017 and 2016 was $3.0 million and $2.5 million, respectively. Depreciation and amortization expense for property and equipment for the nine months ended September 30, 2017 and 2016 was $8.2 million and $6.9 million, respectively. Prosper capitalized internal-use software and website development costs in the amount of $0.9 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively. Prosper capitalized internal-use software and website development costs in the amount of $3.0 million and $5.2 million for the nine months ended September 30, 2017 and 2016, respectively. Prosper recorded internal-use software and website development impairment charges of $0 and $672 thousand for the nine months ended September 30, 2017 and 2016, respectively, as a result of its decision to discontinue several software and website development projects. These charges are included in general and administration expenses on the condensed consolidated statements of operations.
4. Borrower Loans, Loans Held for Sale, and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale and Notes as of September 30, 2017 and December 31, 2016, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Aggregate principal balance outstanding	$306,847	$319,143	$(310,063)	$(323,358)	$95	$641
Fair value adjustments	(3,794)	(3,516)	7,264	7,122	(11)	(17)
Fair value	$303,053	$315,627	$(302,799)	$(316,236)	$84	$624
At September 30, 2017, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through September 2022. At December 31, 2016, outstanding Borrower Loans had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2021.
Approximately $1.5 million and $2.4 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the nine months ending September 30, 2017 and September 30, 2016, respectively.
As of September 30, 2017, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.4 million and a fair value of $1.1 million. As of December 31, 2016, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.2 million and a fair value of $1.0 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of September 30, 2017 and December 31, 2016, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.5 million, respectively.

5. Loan Servicing Assets and Liabilities
Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees.  The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The servicing assets and liabilities are measured at fair value throughout the servicing period. The total gains and losses recognized on the sale of such Borrower Loans for the three months ended September 30, 2017 were a gain of $4.4 million and a loss of $21.8 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium. The total gains and losses recognized on the sale of such Borrower Loans for the nine months ended September 30, 2017 were a gain of $7.9 million and a loss of $42.0 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium after the closing of the Consortium transaction. Total gains recognized on the sale of such Borrower Loans were $0.8 million during the three months ended September 30, 2016. Total gains recognized on the sale of such Borrower Loans were $3.9 million during the nine months ended September 30, 2016.
As of September 30, 2017, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and various maturity dates through September 2022. At December 31, 2016, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.5 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and various maturity dates through December 2021.
$10.2 million and $9.7 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the three months ended September 30, 2017 and 2016, respectively. $28.4 million and $29.8 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the nine months ended September 30, 2017 and 2016, respectively.
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
The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of September 30, 2017 and December 31, 2016, are as follows (in thousands):

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate debt securities	9,116	—	(3)	9,113
Commercial paper	5,970	—	—	5,970
US Treasury securities	6,985	—	(3)	6,982
Agency bonds	2,501	—	(1)	2,500
Total Available for Sale Investments	$24,572	$—	$(7)	$24,565

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate debt securities	$21,762	$1	$(10)	$21,753
US Treasury securities	8,516	3	(3)	8,516
Agency bonds	2,499	1	—	2,500
Total Available for Sale Investments	$32,777	$5	$(13)	$32,769
A summary of available for sale investments with unrealized losses as of September 30, 2017, and December 31, 2016, aggregated by category and period of continuous unrealized loss, is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Corporate debt securities	$9,113	$(3)	$—	$—	$9,113	$(3)
Commercial paper	$—	$—	$—	$—	$—	$—
U.S. treasury securities	$4,983	$(3)	$—	$—	$4,983	$(3)
Agency bonds	—	—	2,500	(1)	2,500	(1)
Total Investments with Unrealized Losses	$14,096	$(6)	$2,500	$(1)	$16,596	$(7)

	Less than 12 months		12 months or longer		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Corporate debt securities	$—	$—	$14,651	$(10)	$14,651	$(10)
U.S. treasury securities	$—	$—	$4,499	$(3)	$4,499	$(3)
Total Investments with Unrealized Losses	$—	$—	$19,150	$(13)	$19,150	$(13)

There were no impairment charges recognized during the nine months ended September 30, 2017.
The maturities of available for sale investments at September 30, 2017 and December 31, 2016 are as follows (in thousands):

September 30, 2017	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Corporate debt securities	5,088	4,025	—	—	9,113
Commercial paper	5,970	—	—	—	5,970
US Treasury securities	3,987	2,995	—	—	6,982
Agency bonds	2,500	—	—	—	2,500
Total Fair Value	$17,545	$7,020	$—	$—	$24,565
Total Amortized Cost	$17,549	$7,023	$—	$—	$24,572

December 31, 2016	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Corporate debt securities	21,753	—	—	—	21,753
US Treasury securities	8,516	—	—	—	8,516
Agency bonds	2,500	—	—	—	2,500
Total Fair Value	$32,769	$—	$—	$—	$32,769
Total Amortized Cost	$32,777	$—	$—	$—	$32,777

During the nine months ended September 30, 2017, Prosper sold $16.2 million of investments which resulted in a realized gain of $12 thousand.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black Scholes-Option pricing model. Refer to Note 12 for further details.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$303,053	$303,053
Loans Held for Sale	—	—	84	84
Available for Sale Investments, at Fair Value	—	24,565	—	24,565
Servicing Assets	—	—	14,471	14,471
Total Assets	—	24,565	317,608	342,173
Liabilities:
Notes	$—	$—	$302,799	$302,799
Servicing Liabilities	—	—	81	81
Convertible Preferred Stock Warrant Liability	—	—	98,208	98,208
Loan Trailing Fee Liability	—	—	2,162	2,162
Total Liabilities	$—	$—	$403,250	$403,250

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$315,627	$315,627
Loans Held for Sale	—	—	624	624
Available for Sale Investments, at Fair Value	—	32,769	—	32,769
Servicing Assets	—	—	12,786	12,786
Total Assets	—	32,769	329,037	361,806
Liabilities:
Notes	$—	$—	$316,236	$316,236
Servicing Liabilities	—	—	198	198
Convertible Preferred Stock Warrant Liability	—	—	21,711	21,711
Loan Trailing Fee Liability	—	—	665	665
Total Liabilities	$—	$—	$338,810	$338,810
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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at September 30, 2017 and December 31, 2016:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	September 30, 2017	December 31, 2016
Discount rate	4.1% - 14.9%	4.0% - 15.9%
Default rate	2.0% - 15.4%	1.7% - 14.9%

Servicing Rights

Range
Unobservable Input	September 30, 2017	December 31, 2016
Discount rate	15% - 25%	15% - 25%
Default rate	1.5% - 15.9%	1.5% - 15.2%
Prepayment rate	14.7% - 27.3%	13.6% - 26.6%
Market servicing rate	0.625%	0.625%
At September 30, 2017, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2017	$315,627	$(316,236)	$624	$15
Purchase of Borrower Loans/Issuance of Notes	152,461	(151,894)	2,025,569	2,026,136
Principal repayments	(144,325)	147,388	(52)	3,011
Borrower Loans sold to third parties	(2,726)	—	(2,026,059)	(2,028,785)
Other changes	57	106	(4)	159
Change in fair value	(18,041)	17,837	6	(198)
Balance at September 30, 2017	$303,053	$(302,799)	$84	$338

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2016	$297,273	$(297,405)	$32	$(100)
Purchase of Borrower Loans/Issuance of Notes	164,436	(165,727)	1,619,866	1,618,575
Principal repayments	(125,419)	129,603	(269)	3,915
Borrower Loans sold to third parties	(1,889)	—	(1,619,488)	(1,621,377)
Other changes	232	(229)	(3)	—
Change in fair value	(19,962)	19,838	(2)	(126)
Balance at September 30, 2016	$314,671	$(313,920)	$136	$887

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2017	$312,272	$(311,410)	$95	$957
Purchase of Borrower Loans/Issuance of Notes	45,521	(45,388)	779,743	779,876
Principal repayments	(46,833)	47,114	(10)	271
Borrower Loans sold to third parties	(736)	—	(779,743)	(780,479)
Other changes	48	(160)	(1)	(113)
Change in fair value	(7,219)	7,045	—	(174)
Balance at September 30, 2017	$303,053	$(302,799)	$84	$338

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2016	$310,034	$(309,530)	$4,706	$5,210
Purchase of Borrower Loans/Issuance of Notes	55,221	(56,580)	261,855	260,496
Principal repayments	(43,043)	45,403	(133)	2,227
Borrower Loans sold to third parties	(751)	—	(266,286)	(267,037)
Other changes	238	(196)	(4)	38
Change in fair value	(7,028)	6,983	(2)	(47)
Balance at September 30, 2016	$314,671	$(313,920)	$136	$887

The following tables present additional information about level 3 servicing assets and liabilities measured at fair value on a recurring basis (in thousands):

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2017	12,786	198
Additions	10,660	—
Less: Changes in fair value	(8,975)	(117)
Fair Value at September 30, 2017	14,471	81

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2016	14,363	484
Additions	7,092	9
Less: Changes in fair value	(8,791)	(239)
Fair Value at September 30, 2016	12,664	254

	Servicing Assets	Servicing Liabilities
Fair Value at July 1, 2017	13,489	111
Additions	4,128	—
Less: Changes in fair value	(3,146)	(30)
Fair Value at September 30, 2017	14,471	81

	Servicing Assets	Servicing Liabilities
Fair Value at July 1, 2016	14,297	324
Additions	1,342	—
Less: Changes in fair value	(2,975)	(70)
Fair Value at September 30, 2016	12,664	254

Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and defaults rates using a discounted cash flow model.
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Balance at January 1, 2017	665
Issuances	1,985
Cash payment of Loan Trailing Fee	(677)
Change in fair value	189
Balance at September 30, 2017	2,162
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at September 30, 2017 for Borrower Loans, Loans Held for Sale and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Fair value at September 30, 2017	$303,137		$302,799
Discount rate assumption:	7.38%	*	7.38%	*
Resulting fair value from:
100 basis point increase	$300,057		$299,802
200 basis point increase	297,055		296,798
Resulting fair value from:
100 basis point decrease	$306,300		$306,049
200 basis point decrease	309,547		309,298
Default rate assumption:	13.39%	*	13.39%	*
Resulting fair value from:
100 basis point increase	$299,357		$299,005
200 basis point increase	295,710		295,346
Resulting fair value from:
100 basis point decrease	$306,960		$306,637
200 basis point decrease	310,821		310,598
* Represents weighted average assumptions considering all credit grades.
The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of September 30, 2017 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Fair value at September 30, 2017	$14,471	$81
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$13,555	$89
Market servicing rate decrease to 0.60%	$15,408	$72
Weighted average prepayment assumptions	19.93%	19.93%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	$14,212	$79
Applying a 0.9 multiplier to prepayment rate	$14,592	$82
Weighted average default assumptions	12.74%	12.74%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$14,286	$80
Applying a 0.9 multiplier to default rate	$14,681	$81
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
8. Goodwill and Other Intangible Assets
Goodwill
Prosper’s goodwill balance of $36.4 million at September 30, 2017 did not change during the nine months ended September 30, 2017. We did not record any goodwill impairment expense for the nine months ended September 30, 2017.
Other Intangible Assets
The following table presents the detail of other intangible assets for the period presented (dollars in thousands):

	September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
User base and customer relationships	$5,071	$(3,585)	$1,486	7.6
Developed technology	3,060	(2,970)	$90	0.6
Brand name	60	(60)	—	—
Total intangible assets subject to amortization	$8,191	$(6,615)	$1,576
Prosper’s intangible asset balance was $1.6 million and $9.2 million at September 30, 2017 and December 31, 2016, respectively. During the nine months ended September 30, 2017, certain intangible assets were made available for sale and as a result they were written down to fair value. This resulted in a $6.4 million impairment loss. Refer to Note 9 for more detail.
The user base and customer relationship intangible assets are being amortized on an accelerated basis over a three to ten year period. The technology and brand name intangible assets are being amortized on a straight line basis over three to five years and one year, respectively.

Amortization expense for the three months ended September 30, 2017 and 2016 was $0.2 million and $1.0 million, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $1.2 million and $3.0 million, respectively. Estimated amortization of purchased intangible assets for future periods (excluding those held for sale) is as follows (in thousands):

Year Ending December 31,
Remainder of 2017	$177
2018	379
2019	279
2020	219
2021	500
Total	$1,554
9. Assets Held for Sale

As of June 30, 2017, the Company was actively marketing certain assets related to the Prosper Daily application. The Company was able to complete the sale of such assets in the three months ended September 30, 2017. This resulted in an impairment loss of $0.1 million and $6.4 million during the three and nine months ended September 30, 2017, which is recorded in Other Expenses on the Condensed Consolidated Statement of Operations. No amounts were classified as held for sale as of September 30, 2017 on the Company’s Condensed Consolidated Balance Sheet.

10. Other Liabilities
Other Liabilities includes the following:

	September 30, 2017	December 31, 2016
Class action settlement liability	$—	$2,996
Repurchase liability for unvested restricted stock awards	18	118
Loan trailing fee	2,162	665
Servicing liabilities	81	198
Deferred rent	4,000	4,469
Restructuring liability	2,827	6,052
Other	3,641	2,675
Total Other Liabilities	$12,729	$17,173
11. Net Loss Per Share
The weighted average shares used in calculating basic and diluted net loss per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss available to common stockholders for basic and diluted EPS	$(26,940)	$(17,417)	$(92,366)	$(70,509)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	69,811,534	65,393,175	69,562,795	63,015,616
Basic and diluted net loss per share	$(0.39)	$(0.27)	$(1.33)	$(1.12)
The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	214,637,922	177,388,425	214,637,922	177,388,425
Stock options issued and outstanding	58,019,460	50,387,360	52,244,306	44,617,487
Unvested stock options exercised	16,250	3,209,345	16,250	3,209,345
Restricted stock units	—	—	—	—
Warrants issued and outstanding	1,191,430	1,203,344	1,196,716	910,945
Series E convertible preferred stock warrants	35,544,141	—	35,544,141	—
Series F convertible preferred stock warrants	177,720,704	—	177,720,704	—
Total common stock equivalents excluded from diluted net loss per common share computation	487,129,907	232,188,474	481,360,039	226,126,202
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
The Warrant Holders' right to exercise the Series F Warrant is subject to monthly vesting during the term of the Consortium Purchase Agreement based upon the volume of loans the Consortium elects to purchase (if any) in each month, subject to certain cure rights such as offering additional loans for sale in subsequent periods. Under the terms of the Warrant Agreement, the Warrant

Shares may also vest in full upon a change of control of PMI, insolvency of PMI or PFL certain breaches of contract by PMI or PFL that are not cured within a defined cure period and upon the occurrence of certain events set forth in the Warrant Agreement.
The Series F Warrant will be exercisable with respect to vested Warrant Shares, in whole or in part, at any time prior to the tenth anniversary of its date of issuance. The number of shares underlying the Series F Warrant may be adjusted following certain events such as stock splits, dividends, reclassifications, and certain other issuances by PMI.
On September 20, 2017, Prosper issued and sold 37,249,497 shares of Series G convertible preferred stock ("Series G") in a private placement at a purchase price of $1.34 per share for proceeds of approximately $47.9 million, net of issuance costs. The Series G convertible preferred stock was sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act regarding sales by an issuer not involving a public offering. The purpose of the new Series G private placement was to raise funds for general corporate purposes.
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of September 30, 2017 are disclosed in the table below (amounts in thousands except share and per share amounts):

Convertible Preferred Stock	Par Value	Authorized shares	Outstanding and Issued shares	Liquidation Preference (outstanding shares)
Series A	$0.01	68,558,220	68,558,220	$19,774
Series A-1	0.01	24,760,915	24,760,915	49,522
Series B	0.01	35,775,880	35,775,880	21,581
Series C	0.01	24,404,770	24,404,770	70,075
Series D	0.01	23,888,640	23,888,640	165,000
Series E-1	0.01	35,544,141	—	—
Series E-2	0.01	16,858,078	—	—
Series F	0.01	177,720,707	3	—
Series G	0.01	37,249,497	37,249,497	50,000
		444,760,848	214,637,925	$375,952
The number of shares issued and outstanding reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
Dividends
Dividends on shares of the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F and Series G convertible preferred stock are payable only when, as, and if declared by the Board of Directors. No dividends will be paid with respect to the common stock until any declared dividends on the Series A, Series B, Series C, Series D, Series E-1, Series E-2 Series F and Series G convertible preferred stock have been paid or set aside for payment to the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F and Series G convertible preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then effective conversion rate. The Series A-1 convertible preferred shares have no dividend rights.  To date, no dividends have been declared on any of the PMI’s preferred stock or common stock.
Conversion
Under the terms of PMI’s amended and restated certificate of incorporation, the holders of preferred stock have the right to convert such preferred stock into common stock at any time. In addition, all preferred stock automatically converts into common stock (i) immediately prior to the closing of an Initial Public Offering (“IPO”) that values Prosper at least at $2 billion and that results in aggregate proceeds to Prosper of at least $100 million or (ii) upon a written request from the holders of at least 60% of the voting power of the outstanding preferred stock (on an as-converted basis), provided that (i) the Series A-1 convertible preferred stock shall not be converted without at least 14% of the voting power of the outstanding Series A-1 convertible preferred stock; (ii) the Series D shall not be converted without at least 60% of the voting power of the outstanding Series D; (iii) the Series E-1 and Series E-2 shall not be converted without at least 60% of the voting power of the outstanding Series E-1 and Series E-2, voting together as a single class; (iv) the Series F shall not be converted without at least 60% of the voting power of the outstanding Series F, and (v) the shares of Series G Preferred Stock will not be automatically converted unless the holders of at least 60% of the outstanding shares of Series G Preferred Stock approve such conversion. In addition, if a holder of the Series A convertible preferred stock has converted any of the Series A convertible preferred stock, then all of such holder’s shares of Series A-1 convertible preferred stock also will be converted upon a liquidation event. In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by its Board of Directors. At present, the Series A, Series B, Series C, Series D, Series E-1, Series E-2 and the Series F convertible preferred stock converts into PMI common stock at a 1:1 ratio while the Series A-1 convertible preferred stock converts into common stock at a 1,000,000:1 ratio.
The conversion price of the Series G convertible preferred stock shall be reduced to a number equal to the Series G Preferred Stock original issuance price divided by the quotient obtained by dividing the series G true up amount by the total number of Series G Preferred Stock issued as of the series G closing date. The Series G true up amount means the aggregate number of shares of Series G Preferred Stock that would have been issued to the purchasers of the Series G Preferred Stock on the Series G closing date, if warrants to purchase shares of Series E-2 Preferred Stock or Series F Preferred Stock that were exercisable or exercised as of the true up time (end of vesting period) were exercisable or exercised as of the Series G Preferred Stock closing date.
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
Each holder of Series E-1, Series E-2 and Series F convertible preferred stock is entitled to receive prior and in preference to any distribution of proceeds from a liquidation event to the holders of Series A, Series B, Series C, Series D, Series G and Series A-1 preferred stock or common stock, an amount per share for (i) each share of Series E-1 convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share, (ii) each share of Series E-2 convertible preferred stock equal to the sum of two-thirds the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share, and (iii) each share of Series F convertible preferred stock equal to the sum of two-thirds of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share.
After the payment or setting aside for payment to the holders of Series E-1, Series E-2, and Series F convertible preferred stock, each holder of Series A, Series B, Series C and Series D, Series E-2, Series F and Series G convertible preferred stock is entitled to receive, on a pari passu basis, prior to and in preference to any distribution of proceeds from a liquidation event to the holders of Series A-1 preferred stock or common stock, (i) an amount per share for each share of Series E-2 and Series F convertible preferred stock equal to the sum of one-third of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share, and (ii) an amount per share for each share of Series A, Series B, Series C, Series D and Series G convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share.
After the payment or setting aside for payment to the holders of Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F and Series G convertible preferred stock, the holders of Series A-1 convertible preferred stock are entitled to receive, prior and in preference to any distribution of proceeds to the holders of common stock an amount per share for each such share of Series A-1 convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share.
After the payment or setting aside for payment to the holders of Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F, Series G and Series A-1 preferred stock, the entire remaining proceeds legally available for distribution will be distributed pro rata to the holders of Series A preferred stock and common stock in proportion to the number of shares of common stock held by them assuming the Series A preferred stock has been converted into shares of common stock at the then effective conversion rate, provided that the maximum aggregate amount per share of Series A convertible preferred stock which the holders of Series A convertible preferred stock shall be entitled to receive is three times the original issue price for the Series A convertible preferred stock.
At present, the liquidation preferences are equal to $0.29 per share for the Series A convertible preferred stock, $2.00 per share for the Series A-1 convertible preferred stock, $0.60 per share for the Series B convertible preferred stock, $2.87 per share for the Series C convertible preferred stock, $6.91 per share for the Series D convertible preferred stock, $0.84 per share for the Series E-1 convertible preferred stock, $0.84 per share for the Series E-2 convertible preferred stock, $0.84 per share for the Series F convertible preferred stock and $1.34 per share for the Series G convertible preferred stock.
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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement on February 27, 2017. The warrants expire ten years from the date of issuance. For the nine months ended September 30, 2017, Prosper recognized $17.8 million of expense from the re-measurement of the fair value of the warrants. The expense is recorded through other expenses in the statement of operations.
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
The Company determined the fair value of the outstanding convertible Series E-1 preferred stock warrants utilizing the following assumptions as of the following dates:

	September 30, 2017	December 31, 2016
Volatility	40%	40%
Risk-free interest rate	2.29%	2.45%
Remaining contractual term	9.29 years	9.96 years
Dividend yield	—%	—%
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
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 16), PMI issued warrants to purchase up to 177,720,706 of PMI's Series F convertible preferred stock at $0.01 per share. For the nine months ended September 30, 2017, Prosper recognized $11.3 million of expense from the re-measurement of the fair value of the warrants. The expense is recorded through other expenses in the condensed consolidated statement of operations.
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
The Company determined the fair value of the outstanding convertible Series F preferred stock warrants utilizing the following assumptions as of September 30, 2017:

September 30, 2017
Volatility	40%
Risk-free interest rate	2.30%
Remaining contractual term (in years)	9.41
Dividend yield	—%
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
Remaining Contractual Term: The remaining contractual term represents the time from the date of the valuation to the expiration of the warrant.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
The combined activity of the Convertible Preferred Stock Warrant Liability for the nine months ended September 30, 2017 is as follows (in thousands):

Balance at January 1, 2017	$21,711
Warrants Vested	47,357
Change in Fair Value	29,140
Balance at September 30, 2017	$98,208
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, as amended, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance.  The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of September 30, 2017, 70,826,581 shares of common stock were issued and 69,890,646 shares of common stock were outstanding. As of December 31, 2016, 70,843,044 shares of common stock were issued and 69,907,109 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the nine months ended September 30, 2017, PMI issued 205,931 shares of common stock upon the exercise of vested options for cash proceeds of $20 thousand. Certain options are eligible for exercise prior to vesting. These unvested options may be exercised for restricted shares of common stock that have the same vesting schedule as the options. Prosper records a liability for the exercise price paid upon the exercise of unvested options, which is reclassified to common stock and additional paid-in capital as the shares vest. Should the holder’s employment be terminated, the unvested restricted shares are subject to repurchase by PMI at an amount equal to the exercise price paid for such shares. At September 30, 2017 and December 31, 2016, there were 16,250 and 1,126,210 shares, respectively, of restricted stock outstanding that remain unvested and subject to PMI’s right of repurchase.

For the nine months ended September 30, 2017, PMI repurchased 266,130 shares of restricted stock for $64 thousand upon termination of employment of various employees.
13. Share Based Incentive Plan and Compensation
PMI grants equity awards primarily through its Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by its stockholders on December 1, 2010; and its 2015 Equity Incentive Plan, which was approved by its stockholders on April 7, 2015 and subsequently amended by an Amendment No. 1 and Amendment No. 2,which were approved by PMI's stockholders on February 15, 2016 and May 31, 2016, respectively (as amended, the "2015 Plan"). In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms.
As of September 30, 2017, up to 60,241,343 shares of common stock are reserved for issuance under the 2015 Plan, and may be granted to employees, directors, and consultants by PMI’s board of directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter or vest 50% one year from the vesting date and 1/48 per month thereafter or vest 50% two years from the vesting commencement date and 1/48th per month thereafter or vest 1/36th per month from the vesting commencement date.  In no event are options exercisable more than ten years after the date of grant.
At September 30, 2017, there were 13,239,377 shares available for grant under the 2015 Plan and zero shares available for grant under the 2005 Plan.
The number of options, restricted stock units and amounts per share reflects a 5-for-1 forward stock split effected by PMI on February 16, 2016.
Stock Option Reprice
On May 3, 2016, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program (the “2016 Reprice”), authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that have exercise prices above the current fair market value of PMI’s common stock.  The repricing was effected on May 16, 2016 for eligible directors and employees located in the United States and on May 19, 2016 for eligible employees located in Israel.
On March 17, 2017, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program (the “2017 Reprice” and together with the 2016 Reprice, the "Repricings"), authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that have exercise prices above the current fair market value of PMI’s common stock.  The repricing was effected on March 17, 2017 for eligible directors and employees.
Prosper believes that the Repricings will encourage the continued service of valued employees and directors, and motivate such service providers to perform at high levels, both of which are critical to Prosper’s continued success. Prosper expects to incur additional stock based compensation charges as a result of the Repricings.
The financial statement impact of the above Repricings is $0.1 million in the three months ended September 30, 2017 and $0.7 million (net of forfeitures) that will be recognized over the remaining weighted average vesting period of 1.8 years.
Early Exercised Stock Options
The balance of stock options that were early exercised under the 2005 Plan as of September 30, 2017 is not material.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the nine months ended September 30, 2017 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2017	41,395,719	$1.48
Options issued	30,388,611	0.22
Options exercised – vested	(205,931)	0.10
Options forfeited	(15,383,132)	0.93
Options expired	(2,500)	0.22
Balance as of September 30, 2017	56,192,767	$0.20
Options vested and expected to vest as of September 30, 2017	46,886,917	0.20
Options vested and exercisable at September 30, 2017	20,160,608	0.18

Due to the timing of the 2017 Reprice, the ending weighted average exercise price shown above reflects repriced options while the opening weighted average exercise price does not.
Other Information Regarding Stock Options
Additional information regarding common stock options outstanding as of September 30, 2017 is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted – Avg. Remaining Life	Weighted –Avg. Exercise Price	Number Vested	Weighted – Avg. Exercise Price
$0.02 - 0.20	7,846,655	6.31	$0.11	7,846,655	$0.11
0.20 - 0.50	48,323,992	8.88	0.22	12,315,141	0.22
0.50 - 1.13	22,120	7.10	1.13	22,120	1.13
$0.02 - 1.13	56,192,767	8.52	$0.20	20,183,916	$0.18
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
The fair value of PMI’s stock option awards granted during the three months ended September 30, 2017 and 2016 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Volatility of common stock	N/A	N/A	50.28%	50.88%
Risk-free interest rate	N/A	N/A	2.12%	1.29%
Expected life	N/A	N/A	5.7 years	5.8 years
Dividend yield	N/A	N/A	0%	0%
Restricted Stock Unit Activity
During the nine months ended September 30, 2017, PMI granted restricted stock units (“RSUs”) to certain employees that are subject to three-year vesting terms or four year vesting terms and the occurrence of a liquidity event.
The aggregate fair value of the RSUs granted was $3 thousand. The following table summarizes the activities for PMI’s RSUs during the nine months ended September 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2016	1,995,159	$2.16
Granted	12,000	0.22
Vested	—	—
Forfeited	(608,479)	2.17
Unvested - September 30, 2017	1,398,680	$2.13
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations during the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Origination and servicing	$225	$518	$770	$1,536
Sales and marketing	135	639	446	2,271
General and administrative	2,479	4,513	8,435	13,329
Restructuring	—	—	—	45
Total stock based compensation	$2,839	$5,670	$9,651	$17,181
During the three months ended September 30, 2017 and 2016, Prosper capitalized $49 thousand and $156 thousand, respectively, of stock-based compensation as internal use software and website development costs. As of September 30, 2017, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper’s employees’ unvested stock-based awards was approximately $14.6 million, which will be recognized over the remaining weighted-average vesting period of approximately 1.8 years.
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

In addition to the employment costs associated with the restructuring, Prosper is also marketing for sublease, space in our existing office space that is no longer needed due to the reduction in headcount. Other than accretion and changes in sublease loss estimates, Prosper does not expect any additional restructuring charges related to this restructuring.
The following table summarizes the activities related to Prosper's restructuring plan (in thousands):

	Severance Related	Facilities Related	Total
Balance January 1, 2017	$597	$6,052	$6,649
Adjustments to expense	(13)	409	396
Sublease cash receipts	—	131	131
Less: Cash paid	(584)	(3,886)	(4,470)
Balance September 30, 2017	$—	$2,706	$2,706

15. Income Taxes
For the three months ended September 30, 2017 and 2016, Prosper recognized $85 thousand and $74 thousand of income tax expense, respectively. For the nine months ended September 30, 2017 and 2016, Prosper recognized $346 thousand and $344 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability.  No other income tax expense or benefit was recorded for the three or nine month periods ended September 30, 2017 and 2016 due to a full valuation allowance recorded against our deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
16. Consortium Purchase Agreement
On February 27, 2017, Prosper entered into a series of agreements (the "Consortium Purchase Agreement") with a consortium of investors (the "Consortium"), pursuant to which the Consortium has agreed to purchase borrower loans in an aggregate principal amount of up to $5.0 billion (including certain loans purchased by one of the investors prior to the date of the Consortium Agreement). PFL will be obligated to offer for purchase minimum monthly volumes of eligible loans to the Consortium, for the Consortium to elect to purchase.
In connection with the Consortium Purchase Agreement, PMI issued to the Consortium, three warrants (together, the “Series F Warrant”) to purchase up to an aggregate 177,720,706 shares of PMI’s Series F Preferred Stock at an exercise price of $0.01 per share (the “Warrant Shares”).
The Consortium’s right to exercise the Series F Warrant is subject to monthly vesting during the term of the Consortium Purchase Agreement based upon the volume of loans the Consortium elects to purchase (if any) in each month, subject to certain cure rights such as offering additional loans for sale in subsequent periods. Under the terms of the Warrant Agreement, the Warrant Shares may also vest in full upon a change of control of PMI, insolvency of PMI or PFL, certain breaches of contract by PMI or PFL that are not cured within a defined cure period and upon the occurrence of certain other events set forth in the Warrant Agreement.
On vesting of the Series F warrants, Prosper records a liability as "Convertible Preferred Stock Warrant Liability" on the Condensed Consolidated Balance Sheet at fair value and a corresponding amount as "Fair Value of Warrants Vested on Sale of Borrower Loans" on the Condensed Consolidated Statement of Operations. Subsequent changes in the fair value of the vested warrants are recorded in "Other Expenses" on the Condensed Consolidated Statement of Operations. Additionally, in connection with the execution of the Consortium Purchase Agreement, certain previously issued rebates were settled by an issuance of vested Series F Convertible Preferred Stock Warrants. The difference in fair value of these warrants over the cash settlement price is recorded in "Other Expense" on the Condensed Consolidated Statement of Operations.
17. Commitments and Contingencies
Future Minimum Lease Payments
Prosper has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2022 and 2027.

Future minimum rental payments under these leases as of September 30, 2017 are as follows (in thousands):

Remaining three months of 2017	1,335
2018	5,690
2019	6,026
2020	6,193
2021	6,170
2022	6,076
Thereafter	8,480
Total future operating lease obligations	$39,970
The payments in the above table include amounts that have been accrued for as part of the restructuring liability in Note 14. Restructuring accrual balances related to operating facility leases were $2.7 million at September 30, 2017.
Rental expense under operating lease arrangements was $1.1 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively.  Rental expense under operating lease arrangements was $3.6 million and $5.3 million for the nine months ended September 30, 2017 and 2016, respectively.
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month.  To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency.  Accordingly, the minimum fee for the remaining three months ended December 31, 2017 is $0.4 million. The minimum fee is $1.7 million and $0.9 million in each of the years 2018 and 2019, respectively.
Additionally, under the agreement with WebBank, Prosper is required to maintain a minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At September 30, 2017, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper has entered into an agreement with WebBank to purchase $32.0 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2017 and the first business day of the quarter ending December 31, 2017. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending December 31, 2017.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at September 30, 2017 is $3,702 million. Prosper has accrued $1.0 million and $0.6 million as of September 30, 2017 and December 31, 2016, respectively, in regard to this obligation.
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
In 2008, plaintiffs filed a class action lawsuit against Prosper and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California. The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that Prosper offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. On July 19, 2013 solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation agreed to enter into a settlement to resolve all claims related thereto (the “Settlement”). In connection with the Settlement, Prosper agreed to pay an aggregate amount of $10 million into a settlement fund, split into four annual installments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. The Settlement received final approval in a final order and judgment entered by the Superior Court on April 16, 2014. Pursuant to the final order and judgment, the claims in the class action were dismissed, and the defendants were released by the plaintiffs from all claims that were or could have been asserted concerning the issues alleged in the class action lawsuit. All annual installments have been made as of September 30, 2017.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the nine months ended September 30, 2017 and 2016, as well as the Notes and Borrower Loans outstanding as of September 30, 2017 and December 31, 2016 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased Nine Months Ended September 30,		Interest Earned on Notes and Borrower Loans Nine Months Ended September 30,
Related Party	2017	2016	2017	2016
Executive officers and management	$15	$1,039	$90	$170
Directors (excluding executive officers and management)	270	427	30	25
Total	$285	$1,466	$120	$195

	Aggregate Amount of Notes and Borrower Loans Purchased Three Months Ended September 30,		Interest Earned on Notes and Borrower Loans Three Months Ended September 30,
Related Party	2017	2016	2017	2016
Executive officers and management	$5	$245	$10	$62
Directors (excluding executive officers and management)	97	77	10	10
Total	$102	$322	$20	$72

	Notes and Borrower Loans Balance as of
Related Party	September 30, 2017	December 31, 2016
Executive officers and management	$27	$1,620
Directors (excluding executive officers and management)	540	537
	$567	$2,157
19. Significant Concentrations

Prosper is dependent on third party funding sources such as banks and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the nine months ended September 30, 2017, 61%, 9% and 6% were purchased by three different parties. This compares to 21%, 20% and 10% for the nine months ended September 30, 2016. Further, a significant portion of our business is dependent on funding through the Whole Loan Channel, for which 93% and 90% of Borrower Loans were originated through the Whole Loan Channel in the nine months ended September 30, 2017 and 2016, respectively.
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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	September 30, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$11,716	$6,929
Restricted Cash	158,126	147,983
Short Term Investments	—	1,280
Loans Held for Sale at Fair Value	84	624
Borrower Loans Receivable at Fair Value	303,053	315,627
Property and Equipment, Net	8,866	10,095
Servicing Assets	14,324	12,461
Other Assets	249	186
Total Assets	$496,418	$495,185
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$591	$2,223
Payable to Related Party	3,582	1,899
Payable to Investors	151,172	141,625
Notes at Fair Value	302,799	316,236
Other Liabilities	3,658	1,877
Total Liabilities	461,802	463,860
Member's Equity
Member's Equity	30,704	30,704
Retained Earnings	3,912	621
Total Member's Equity	$34,616	$31,325
Total Liabilities and Member's Equity	$496,418	$495,185
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$32,198	$5,530	$74,661	$27,878
Servicing Fees, Net	6,626	7,026	19,027	21,650
Gain (Loss) on Sale of Borrower Loans	(17,399)	761	(34,108)	3,865
Other Revenues	45	30	109	448
Total Operating Revenues	21,470	13,347	59,689	53,841
Interest Income on Borrower Loans	12,066	11,566	35,572	33,062
Interest Expense on Notes	(11,247)	(10,636)	(33,102)	(30,456)
Net Interest Income	819	930	2,470	2,606
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(173)	(47)	(198)	(126)
Total Net Revenues	22,116	14,230	61,961	56,321
Expenses
Administration Fee - Related Party	19,078	12,243	53,359	48,500
Servicing	1,553	1,374	4,808	4,139
General and Administrative	186	342	503	1,082
Total Expenses	20,817	13,959	58,670	53,721
Total Net Income	$1,299	$271	$3,291	$2,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net Income	$3,291	$2,600
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	198	126
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(159)	—
Gain on Sale of Borrower Loans	(10,661)	(7,030)
Change in Fair Value of Servicing Rights	8,681	8,182
Depreciation and Amortization	4,312	2,940
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(2,025,569)	(1,619,866)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	2,026,111	1,619,757
Restricted Cash Except for those Related to Investing Activities	(9,081)	37,545
Other Assets	(63)	(17)
Accounts Payable and Accrued Liabilities	(1,632)	(1,103)
Payable to Investors	9,547	(35,669)
Net Related Party Receivable/Payable	2,154	(2)
Other Liabilities	1,898	382
Net Cash Provided by Operating Activities	9,027	7,845
Cash Flows From Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(152,461)	(164,436)
Principal Payment of Borrower Loans Held at Fair Value	147,051	127,308
Maturities of Short Term Investments	1,280	1,277
Purchases of Short Term Investments	—	(1,279)
Purchases of Property and Equipment	(3,554)	(5,437)
Changes in Restricted Cash Related to Investing Activities	(1,062)	(2,152)
Net Cash Used in Investing Activities	(8,746)	(44,719)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	151,894	165,727
Payments of Notes Held at Fair Value	(147,388)	(129,603)
Net Cash Provided by Financing Activities	4,506	36,124
Net Increase (Decrease) in Cash and Cash Equivalents	4,787	(750)
Cash and Cash Equivalents at Beginning of the Year	6,929	15,026
Cash and Cash Equivalents at End of the Period	$11,716	$14,276
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$33,207	$30,228
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$1,135	152
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
Prosper Funding did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the nine months ended September 30, 2017 and September 30, 2016.
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
2. Significant Accounting Policies
Prosper Funding's significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these accounting policies during the first nine months of 2017.
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
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Property and equipment:
Internal-use software and web site development costs	$19,413	$16,749
Less accumulated depreciation and amortization	(10,547)	(6,654)
Total property and equipment, net	$8,866	$10,095
Depreciation expense for the three months ended September 30, 2017 and 2016 was $1.7 million and $1.1 million, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $4.3 million and $2.9 million, respectively.

4. Borrower Loans, Loans Held For Sale, and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale and Notes as of September 30, 2017 and December 31, 2016, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Aggregate principal balance outstanding	$306,847	$319,143	$(310,063)	$(323,358)	$95	$641
Fair value adjustments	(3,794)	(3,516)	7,264	7,122	(11)	(17)
Fair value	$303,053	$315,627	$(302,799)	$(316,236)	$84	$624

At September 30, 2017, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through September 2022. At December 31, 2016, outstanding Borrower Loans had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2021.
Approximately $1.5 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that was recorded in the change in fair value during the nine months ended September 30, 2017.
As of September 30, 2017, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.4 million and a fair value of $1.1 million. As of December 31, 2016, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.2 million and a fair value of $1.0 million. Prosper Funding places loans on non-accrual status when they are over 120 days past due. As of September 30, 2017 and December 31, 2016, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.5 million, respectively.
5. Loan Servicing Assets and Liabilities
Prosper Funding accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total gains recognized on the sale of such Borrower Loans were a loss of $17.4 million and a gain of $0.8 million for the three months ended September 30, 2017 and September 30, 2016, respectively. The total gains recognized on the sale of such Borrower Loans were a loss of $34.1 million and gain of $3.9 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.
At September 30, 2017, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and various maturity dates through September 2022. At December 31, 2016, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.4 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and various maturity dates through December 2021.
$10.1 million and $9.6 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the three months ended September 30, 2017 and 2016, respectively. $27.9 million and $29.3 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the nine months ended September 30, 2017 and 2016, respectively.
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
6. Income Taxes
Prosper Funding incurred no income tax provision for the nine months ended September 30, 2017 and 2016. Prosper Funding is a US disregarded entity and its income and loss is included in the return of its parent, PMI. Since PMI is in a loss position, is not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$303,053	$303,053
Servicing Assets	—	—	14,324	14,324
Loans Held for Sale	—	—	84	84
Total Assets	—	—	317,461	317,461
Liabilities:
Notes	$—	$—	$302,799	$302,799
Servicing Liabilities	—	—	81	81
Loan Trailing Fee Liability			2,162	2,162
Total Liabilities	$—	$—	$305,042	$305,042

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$315,627	$315,627
Servicing Assets	—	—	12,461	12,461
Loans Held for Sale	—	—	624	624
Total Assets	—	—	328,712	328,712
Liabilities:
Notes	$—	$—	$316,236	$316,236
Servicing Liabilities	—	—	198	198
Loan Trailing Fee Liability	—	—	665	665
Total Liabilities	$—	$—	$317,099	$317,099
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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s level 3 fair value measurements at September 30, 2017 and December 31, 2016:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	September 30, 2017	December 31, 2016
Discount rate	4.1% - 14.9%	4.0% - 15.9%
Default rate	2.0% - 15.4%	1.7% - 14.9%

Servicing Rights

Range
Unobservable Input	September 30, 2017	December 31, 2016
Discount rate	15% - 25%	15% - 25%
Default rate	1.5% - 15.9%	1.5% - 15.2%
Prepayment rate	14.7% - 27.3%	13.6% - 26.6%
Market servicing rate	0.625%	0.625%
The changes in the Borrower Loans, Loans Held for Sale and Notes, which are Level 3 assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2017	$315,627	$(316,236)	$624	$15
Originations	152,461	(151,894)	2,025,569	2,026,136
Principal repayments	(144,325)	147,388	(52)	3,011
Borrower Loans sold to third parties	(2,726)	—	(2,026,059)	(2,028,785)
Other changes	57	106	(4)	159
Change in fair value	(18,041)	17,837	6	(198)
Balance at September 30, 2017	$303,053	$(302,799)	$84	$338

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2016	$297,273	$(297,405)	$32	$(100)
Originations	164,436	(165,727)	1,619,866	1,618,575
Principal repayments	(125,419)	129,603	(269)	3,915
Borrower Loans sold to third parties	(1,889)	—	(1,619,488)	(1,621,377)
Other changes	232	(229)	(3)	—
Change in fair value	(19,962)	19,838	(2)	(126)
Balance at September 30, 2016	$314,671	$(313,920)	$136	$887

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2017	$312,272	$(311,410)	$95	$957
Originations	45,521	(45,388)	779,743	779,876
Principal repayments	(46,833)	47,114	(10)	271
Borrower Loans sold to third parties	(736)	—	(779,743)	(780,479)
Other changes	48	(160)	(1)	(113)
Change in fair value	(7,219)	7,045	—	(174)
Balance at September 30, 2017	$303,053	$(302,799)	$84	$338

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2016	$310,034	$(309,530)	$4,706	$5,210
Originations	55,221	(56,580)	261,855	260,496
Principal repayments	(43,043)	45,403	(133)	2,227
Borrower Loans sold to third parties	(751)	—	(266,286)	(267,037)
Other changes	238	(196)	(4)	38
Change in fair value	(7,028)	6,983	(2)	(47)
Balance at September 30, 2016	$314,671	$(313,920)	$136	$887

The following table presents additional information about Level 3 servicing assets and liabilities recorded at fair value for the three months ended September 30, 2017 (in thousands).

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2017	12,461	198
Additions	10,660	—
Less: Changes in fair value	(8,797)	(117)
Fair Value at September 30, 2017	14,324	81

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2016	13,605	484
Additions	7,092	9
Less: Changes in fair value	(8,423)	(239)
Fair Value at September 30, 2016	12,274	254

	Servicing Assets	Servicing Liabilities
Fair Value at July 1, 2017	13,297	111
Additions	4,128	—
Less: Changes in fair value	(3,101)	(30)
Fair Value at September 30, 2017	14,324	81

	Servicing Assets	Servicing Liabilities
Fair Value at July 1, 2016	13,798	324
Additions	1,342	—
Less: Changes in fair value	(2,866)	(70)
Fair Value at September 30, 2016	12,274	254
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and defaults rates using a discounted cash flow model.

The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Balance at January 1, 2017	665
Issuances	1,985
Cash payment of Loan Trailing Fee	(677)
Change in fair value	189
Balance at September 30, 2017	2,162
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at September 30, 2017 for Borrower Loans, Loans Held for Sale and Notes funded are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Discount rate assumption:	7.38%	*	7.38%	*
Resulting fair value from:
100 basis point increase	$300,057		$299,802
200 basis point increase	297,055		296,798
Resulting fair value from:
100 basis point decrease	$306,300		$306,049
200 basis point decrease	309,547		309,298
Default rate assumption:	13.39%	*	13.39%	*
Resulting fair value from:
100 basis point increase	$299,357		$299,005
200 basis point increase	295,710		295,346
Resulting fair value from:
100 basis point decrease	$306,960		$306,637
200 basis point decrease	310,821		310,598
 * Represents weighted average assumptions considering all credit grades.

Servicing Asset and Liability Fair Value Input Sensitivity:
The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of September 30, 2017 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	13,408	89
Market servicing rate decrease to 0.60%	15,241	72
Weighted average prepayment assumptions	19.93%	19.93%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	14,136	79
Applying a 0.9 multiplier to prepayment rate	14,515	82
Weighted average default assumptions	12.74%	12.74%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	14,131	80
Applying a 0.9 multiplier to default rate	14,522	81
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
8. Commitments and Contingencies
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month.  To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency.  Accordingly, the minimum fee for the remaining three months of 2017 is $0.4 million.  The minimum fee is $1.7 million and $0.9 million for years 2018 and 2019, respectively.
Loan Purchase Commitments
Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $32.0 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2017 and first business day of the quarter ending December 31, 2017. Prosper Funding will purchase these Borrower Loans within the first three business days of the quarter ending December 31, 2017.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper Funding and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at

September 30, 2017 is $3,665 million. Prosper Funding had accrued $1.0 million and $0.6 million as of September 30, 2017 and December 31, 2016, respectively, in regard to this obligation.
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
Prosper Funding’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be related parties of Prosper Funding as of September 30, 2017 and December 31, 2016 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased Nine Months Ended September 30,		Interest Earned on Notes and Borrower Loans Nine Months Ended September 30,
Related Party	2017	2016	2017	2016
Executive officers and management	$15	$1,039	$90	$170
Directors (excluding executive officers and management)	—	—	—	—
Total	$15	$1,039	$90	$170

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Three Months Ended September 30,		Three Months Ended September 30,
Related Party	2017	2016	2017	2016
Executive officers and management	$5	$245	$10	$62
Directors (excluding executive officers and management)	—	—	—	—
Total	$5	$245	$10	$62

	Note and Borrower Loan Balance as of
Related Party	September 30, 2017	December 31, 2016
Executive officers and management	$27	$1,620
Directors (excluding executive officers and management)	—	—
	$27	$1,620

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
During the year ended December 31, 2016, our marketplace facilitated $2.2 billion in Borrower Loan originations, of which $2.0 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. From inception through September 30, 2017, our marketplace facilitated $10.5 billion in Borrower Loan originations, of which $9.1 billion were funded through our Whole Loan Channel, representing 87% of the total Borrower Loans originated through our marketplace during this period.  In the three months ended September 30, 2017, our marketplace facilitated $821.8 million in Borrower Loan originations, up 6% from the previous quarter and up 164% from the same period in 2016. In the three months ended September 30, 2017, $776.5 million of the borrower loan originations originated through our marketplace were funded through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period. In the nine months ended September 30, 2017, our marketplace facilitated $2.2 billion in Borrower Loans originations, of which $2.03 billion were funded through our Whole Loan Channel, representing 93% of the total Borrower Loans originated through our marketplace during this period.
During the course of 2016 and 2017, management has taken actions to increase originations while effectively managing costs and, as a result, in the three months ended September 30, 2017, Prosper was able to generate positive cash flows from operations in the amount of $9.9 million.
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

Results of Operations
Key Operating and Financial Metrics (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loan Originations	$821,841	$311,776	$2,182,035	$1,735,219
Transaction Fees, Net	37,250	14,086	99,541	75,186
Whole Loans Outstanding (1)	3,702,319	3,737,263	3,702,319	3,737,263
Servicing Fees, Net	6,976	7,079	19,922	21,898
Net Loss	(26,940)	(17,417)	(92,366)	(70,509)
Adjusted EBITDA (2)	7,271	(8,804)	4,787	(29,425)
Net Cash Provided by (Used in) Operating Activities	9,881	(4,237)	(1,715)	(47,522)
(1) Balance as of September 30.
(2) Adjusted EBITDA is a non-GAAP Financial measure. For more information regarding this measure and a reconciliation of this measure to the most comparable GAAP measure, see “Non-GAAP Financial Measures”
Overview
The following tables summarize Prosper’s net loss for the three and nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Total Net Revenue	$28,862	$23,951	4,911	21%
Total Expenses	55,717	41,294	14,423	35%
Net Loss Before Taxes	(26,855)	(17,343)	(9,512)	55%
Income Tax Expense	85	74	11	15%
Net Loss	$(26,940)	$(17,417)	(9,523)	55%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Total Net Revenue	$91,152	$108,639	(17,487)	(16)%
Total Expenses	183,172	178,804	4,368	2%
Net Loss Before Taxes	(92,020)	(70,165)	(21,855)	31%
Income Tax Expense	346	344	2	1%
Net Loss	$(92,366)	$(70,509)	(21,857)	31%

Total net revenue for the three months ended September 30, 2017 increased $4.9 million, a 21% increase from the three months ended September 30, 2016, primarily due to increased Borrower Loan originations, which increased 164% on a dollar basis, but was partially offset by $21.8 million of rebates that were provided to members of the Consortium via the issuance of Convertible Preferred Stock Warrants that vested during the three months ended September 30, 2017. See below for an explanation of the increase in origination volume.  Total expenses for the three months ended September 30, 2017 increased $14.4 million, a 35% increase from the three months ended September 30, 2016, primarily due to an increase in the fair value of the preferred stock warrant liability of $6.3 million in the three months ended September 30, 2017 and an $12.6 million increase in sales and marketing expenses for the three months ended September 30, 2017, as Prosper increased its marketing efforts to attract borrowers to the platform. Net loss for the three months ended September 30, 2017 increased $9.5 million, primarily due to the warrant related charges explained above.
Total net revenue for the nine months ended September 30, 2017 decreased $17.5 million, a 16% decrease from the nine months ended September 30, 2016, primarily due to the $42.0 million of rebates that were provided to members of the Consortium via the issuance of Convertible Preferred Stock Warrants that vested during the nine months ended September 30, 2017, partially offset by a 26% increase in dollar amount of loan originations during the period. Total expenses for the nine months ended September 30, 2017 increased $4.4 million, a 2% increase from the nine months ended September 30, 2016. This was primarily due to a $29.1 million increase in the fair value of the preferred stock warrant liability in the nine months ended September 30, 2017, a $7.3 million increase in marketing expenses during the period and $6.4 million of impairment charges on assets held for sale during the period. These increased expenses were partially offset by a reduction in general and administration costs of $25.9 million and restructuring charges of $13.6 million.
Net loss for the nine months ended September 30, 2017 increased $21.9 million, primarily due to the decrease in revenues explained above.
Origination Volume
From inception through September 30, 2017, a total of 832,985 Borrower Loans, totaling $10.5 billion, were originated through Prosper’s marketplace.
During the third quarter ended September 30, 2017, 63,582 Borrower Loans totaling $821.8 million were originated through Prosper’s marketplace, compared to 22,963 Borrower Loans totaling $311.8 million during the third quarter ended September 30, 2016. This represented an increase of 177% in terms of the number of loans and a 164% increase in the dollar amount of loans. During the nine months ended September 30, 2017, 171,290 Borrower Loans totaling $2.18 billion were originated through Prosper's marketplace, compared to 128,289 Borrower Loans totaling $1.74 billion during the nine months ended September 30, 2016. This represented an increase of 34% in terms of number of loans and a 26% increase in the dollar amount of loans.
The origination increase experienced during the quarter ended September 30, 2017 versus the quarter ended September 30, 2016 is due to the fact that, beginning in the second quarter of 2016, a number of our largest investors paused or significantly reduced their purchases of Borrower Loans.  As a result of such reductions, Prosper undertook a restructuring in May of 2016.
Prosper has taken a number of actions aimed at increasing the amount of capital committed to make purchases through its marketplace. On February 27, 2017, Prosper signed an agreement with a consortium of investors for the purchase of up to $5.0 billion of loans over two years (for more details please see note 16 to our condensed consolidated financial statements). As a result, the dollar amount of loans originated through Prosper's marketplace increased in the third quarter of 2017 by $236.3 million or 40% when compared to the first quarter of 2017.

Revenue
The following tables summarizes Prosper’s revenue for the three and nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$37,250	$14,086	23,164	164%
Servicing Fees, Net	6,976	7,079	(103)	(1)%
Gain (Loss) on Sale of Borrower Loans	4,373	761	3,612	475%
Fair Value of Warrants Vested on the Sale of Borrower Loans	(21,772)	—	(21,772)	100%
Other Revenues	1,390	973	417	43%
Total Operating Revenues	28,217	22,899	5,318	23%
Interest Income
Interest Income on Borrower Loans	12,065	11,735	330	3%
Interest Expense on Notes	(11,247)	(10,636)	(611)	6%
Net Interest Income	818	1,099	(281)	(26)%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(173)	(47)	(126)	268%
Total Revenues	28,862	23,951	4,911	21%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$99,541	$75,186	24,355	32%
Servicing Fees, Net	19,922	21,898	(1,976)	(9)%
Gain on Sale of Borrower Loans	7,858	3,865	3,993	103%
Fair Value of Warrants Vested on the Sale of Borrower Loans	(41,966)	—	(41,966)	100%
Other Revenues	3,525	4,562	(1,037)	(23)%
Total Operating Revenues	88,880	105,511	(16,631)	(16)%
Interest Income
Interest Income on Borrower Loans	35,572	33,710	1,862	6%
Interest Expense on Notes	(33,102)	(30,456)	(2,646)	9%
Net Interest Income	2,470	3,254	(784)	(24)%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(198)	(126)	(72)	57%
Total Revenues	91,152	108,639	(17,487)	(16)%
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
Transaction fees increased primarily due to higher origination volume through Prosper’s marketplace during the three months ended September 30, 2017. The average transaction fee was 4.53% and 4.52% of the principal amount of originated loans facilitated through Prosper’s marketplace for the three months ended September 30, 2017 and 2016, respectively.

Transaction fees increased primarily due to a higher origination volume through Prosper's marketplace and higher average transaction fee during the nine months ended September 30, 2017. The average transaction fee was 4.56% and 4.33% of the principal amount of originated loans facilitated through Prosper’s marketplace for the nine months ended September 30, 2017 and 2016, respectively. This increase was due to marketing fee increases implemented in the second quarter of 2016 for certain Prosper scores. The marketing fee increases were partially offset by the fair value of the loan trailing fee on loans originated on the platform during the period.
Servicing Fees, Net
Prosper earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates us for the costs we incur in servicing the Borrower Loan, including managing payments from borrowers and payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The decrease in servicing fees during the three months ended September 30, 2017 was due to the decrease in Borrower Loans being serviced as compared to the three months ended September 30, 2016.
The decrease in servicing fees during the nine months ended September 30, 2017 was also due to the decrease in Borrower Loans being serviced as compared to the nine months ended September 30, 2016.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains and losses on Borrower Loans sold through the Whole Loan Channel. The increase was due to an increase in volume of such sales during the three months ending September 30, 2017 due to an increase in loans being originated through the platform as described above and $0.5 million less of rebates that were issued in the three months ended September 30, 2017 when compared to the three months ended September 30, 2016.
The increase during the nine months ended September 30, 2017 was due to an increase in loans being originated through the platform as described above, 0.075% higher servicing fee on borrower loans sold, increasing the gain on each loan sold and $0.7 million more in rebates that were issued in the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016. The incremental 0.075% fee was introduced starting in August 2016.
Fair Value of Warrants Vested on the Sale of Borrower Loans
Fair Value of Warrants Vested on the Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vest when the Consortium purchases whole loans under the Consortium Purchase Agreement that was signed in February 2017. The charges of $21.8 million and $42.0 million recognized related to the fair value of warrants that vested during the three and nine months ended September 30, 2017, respectively.
Other Revenue
Other revenues consist primarily of securitization fees and credit referral fees. Credit referral fees are where partner companies pay us an agreed upon amount for referrals of customers from our website. Securitization fees represent fees Prosper earns to facilitate securitizations for purchasers of borrower loans. The increase in other revenue for the three months ended September 30, 2017 was primarily the result of an increase in securitization fees as Prosper facilitated one securitization during the three months ended September 30, 2017 compared to no securitizations during the three months ended September 30, 2016.
The decrease in other revenue for the nine months ended September 30, 2017 was primarily due to the fact that in the nine months ended September 30, 2016, Prosper earned non-recurring revenues of $1.2 million that were earned in the period in relation to work performed for a BillGuard partner.
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
The following table summarizes the fair value adjustments for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Borrower Loans	$(7,219)	$(7,028)	$(18,041)	$(19,962)
Loans held for sale	—	(2)	6	(2)
Notes	7,045	6,983	17,837	19,838
Total	$(174)	$(47)	$(198)	$(126)
Expenses
The following tables summarize Prosper’s expenses for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Expenses
Origination and Servicing	$9,263	$7,633	1,630	21%
Sales and Marketing	21,947	9,391	12,556	134%
General and Administrative -Research and Development	3,981	6,353	(2,372)	(37)%
General and Administrative - Other	14,142	18,387	(4,245)	(23)%
Change in Fair Value of Convertible Preferred Stock Warrants	6,323	—	6,323	100%
Restructuring Charges	86	(470)	556	(118)%
Other Expenses	(25)	—	(25)	100%
Total Expenses	$55,717	$41,294	$14,423	35%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Expenses
Origination and Servicing	$26,694	$26,850	(156)	(1)%
Sales and Marketing	61,634	54,303	7,331	14%
General and Administrative -Research and Development	12,063	21,517	(9,454)	(44)%
General and Administrative - Other	45,534	61,981	(16,447)	(27)%
Change in Fair Value of Convertible Preferred Stock Warrants	29,140	—	29,140	100%
Restructuring Charges	504	14,153	(13,649)	(96)%
Other Expenses	7,603	—	7,603	100%
Total Expenses	$183,172	$178,804	$4,368	2%

As of September 30, 2017, Prosper had 359 full-time employees compared to 392 full-time employees as of September 30, 2016. The following table reflects full-time employees as of September 30, 2017 and 2016 by department:

	September 30, 2017	September 30, 2016
Origination and Servicing	154	147
Sales and Marketing	12	36
General and Administrative - Research and Development	78	103
General and Administrative - Other	115	106
Total Headcount	359	392

Origination and Servicing
Origination and servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to Prosper’s credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The increase in the three months ending September 30, 2017 was primarily the result of an increased usage of outsourced services of $1.2 million and increased amortization costs for internal use software of $0.6 million. The increase was offset by a decrease in compensation costs of $0.5 million.
The decrease in the nine months ended September 30, 2017 was the result of a decrease in compensation costs of $2.9 million due to lower headcount. This was offset by an increase in amortization costs of internal use software of $1.4 million and an increased usage of outsourced services of $1.3 million.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing, as well as the compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended September 30, 2017, the increase was largely due to increased variable costs as Prosper increased its marketing efforts to increase demand from Borrowers given the greater availability of funding from investors.  These increases included a $9.1 million or 150% increase in direct mailing costs as Prosper increased the volume of its direct mail campaigns, a $3.1 million or 384% increase in partnership costs as Prosper significantly increased partnership activities and a $1.8 million or 457% increase in online marketing costs. These increases were offset by a $1.2 million or 63% decrease in compensation costs as Prosper significantly reduced its sales and marketing headcount.
For the nine months ended September 30, 2017, the increase is due to an increase in variable marketing costs as Prosper increased its marketing efforts to increase demand from Borrowers given the greater availability from investors.  These increases included a $12.5 million or 41% increase in direct mailing costs as Prosper increased the volume of its direct mail campaigns, and a $2.6 million or 83% increase in online marketing costs and an $2.7 million or 37% increase in partnership costs. These were offset by decreases in certain variable marketing channels such as trade shows which decreased $0.6 million or 94% and radio advertising which decreased $1.0 million or 100% as Prosper reallocated its market channel mix to gain greater efficiencies. These cost increases were partially offset by a $7.0 million or 75% decrease in compensation costs as Prosper significantly reduced its sales and marketing headcount with its restructuring that occurred in May 2016.
Research and Development
Research and development costs consist primarily of salaries, benefits and stock-based compensation expense related to engineering and product development employees and related vendor costs. The decrease for the three months ended September 30, 2017 was primarily due to a decrease in compensation costs of $2.1 million. Compensation costs decreased as a result of the decrease in headcount. The total expenses incurred for the three months ended September 30, 2017 do not reflect the total investment in research and development activities as a portion of these costs are capitalized as internal use software projects, which are amortized in origination and servicing expense. Prosper capitalized internal-use software and website development costs in the amount of $0.9 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively.
Research and development costs consist primarily of salaries, benefits and stock-based compensation expense related to engineering and product development employees and related vendor costs. The decrease for the nine months ended September 30, 2017 was primarily due to a decrease in compensation costs of $7.7 million and a decrease of $1.5 million due to lower contractor and consultant usage. Compensation costs decreased as a result of the decrease in headcount. The total expenses incurred for the nine months ended September 30, 2017 do not reflect the total investment in research and development activities as a portion of these costs are capitalized as internal use software projects, which are amortized in origination and servicing expense. P rosper capitalized internal-use software and website development costs in the amount of $3.0 million and $5.2 million for the nine months ended September 30, 2017 and 2016, respectively.
General and Administrative
General and administrative expenses consists primarily of salaries, benefits and stock-based compensation expense related to accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expense. The decrease for the three months ended September 30, 2017 was primarily the result of a decrease in compensation expense of $1.0 million, a decrease in professional services of $1.4 million and a decrease in rent and occupancy expenses of $0.5 million. The decrease in compensation expenses is the result of the reduction in headcount. Rent and occupancy related expenses have decreased as Prosper has ceased the use of or terminated a number of leases for office space.
The decrease for the nine months ended September 30, 2017 was primarily the result of a decrease in compensation expense of $12.4 million, a decrease in professional services of $3.0 million and a decrease in rent and occupancy expenses of $2.2 million. The decrease in compensation expenses is the result of the reduction in headcount since June 30, 2016. Rent and occupancy related expenses have decreased as Prosper has ceased the use of or terminated a number of leases for office space.
Changes in the Fair Value of Convertible Preferred Stock Warrants
Changes in the Fair Value of Convertible Preferred Stock warrants increased $6.3 million and $29.1 million in the three and nine months ended September 30, 2017, respectively, over the comparable prior period. There were no such warrants outstanding in the three and nine months ended September 30, 2016.
Restructuring Charges
Restructuring costs consist of personnel and facilities related costs related to the strategic restructuring of the business that Prosper announced on May 3, 2016.   For the three months and nine months ended September 30, 2017, the expenses relate to adjustments to fair value of the existing liabilities and accretion expense on the remaining liability. For the three and nine months ended September 30, 2016 the expense relates to the restructuring that Prosper announced in May 2016.
Other Expenses
Other expenses includes primarily impairment charges on assets held for sale and interest income. During the nine months ended September 30, 2017, Prosper management marketed the assets related to the Prosper Daily application and, as a result, the related assets were marked down to fair value less costs to sell, resulting in an additional impairment charge of $6.4 million. Additionally, during the nine months ended September 30, 2017, Prosper settled certain rebates related to the purchase of whole loans by members of the Consortium prior to the closing of the Consortium transaction via the issuance of Convertible Preferred Stock Warrants at a loss of $1.5 million over the cash settlement amount.
Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure that we define as Net Loss adjusted for interest income on available for sale securities and cash and cash equivalents, income tax expense, depreciation and amortization, impairment of intangible assets, stock based compensation expense, fair value of warrants vested on the sale of borrower loans, restructuring charges, and fair value adjustments for warrant liabilities. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.
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

The major non-GAAP adjustments, and our basis for excluding them, are outlined below:

•
Fair value of warrants vested on the sale of borrower loans and change in the fair value of convertible preferred stock warrants liability. We exclude these charges primarily because they are non-cash charges and the fair value varies based on the fair value of the underlying preferred stock, varying valuation methodologies and subjective assumptions. This makes the comparison of our current financial results to previous and future periods difficult to evaluate.

•
Stock-based compensation expense. This consists of expenses for equity awards under our equity incentive plans. Although stock-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the stock price at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to evaluate; therefore, we believe it is useful to exclude stock-based compensation. We also excluded these expenses because they are non-cash.

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

The following table presents a reconciliation of Net Loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Loss	$(26,940)	$(17,417)	$(92,366)	$(70,509)
Fair Value of Warrants Vested on Sale of Borrower Loans	21,772	—	41,966	—
Depreciation expense:
Servicing and Origination	1,676	1,076	4,313	2,940
General & Administration - Other	1,279	1,380	3,883	3,971
Amortization of Intangibles	177	1,007	1,207	2,982
Impairment of Intangibles	67	—	6,374	—
Stock-based Compensation	2,839	5,670	9,651	17,136
Restructuring Charges	86	(470)	504	14,153
Change in the Fair Value of Warrants	6,323	—	29,140	—
Interest Income on Available for Sale Securities, Cash and Cash Equivalents	(93)	(124)	(231)	(442)
Income Tax Expense	85	74	346	344
Adjusted EBITDA	$7,271	$(8,804)	$4,787	$(29,425)

Expenses on the Condensed Consolidated Statement of Operations include the following amount of stock based compensation for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Origination and servicing	$225	$518	$770	$1,536
Sales and marketing	135	639	446	2,271
General and administrative	2,479	4,513	8,435	13,329
Total stock based compensation	$2,839	$5,670	$9,651	$17,136

Liquidity and Capital Resources
The following table summarizes Prosper’s cash flow activities for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net Loss	$(92,366)	$(70,509)
Net cash used in operating activities	(1,715)	(47,522)
Net cash provided by (used in) investing activities	89	(23,280)
Net cash provided by financing activities	52,315	36,360
Net increase (decrease) in cash and cash equivalents	50,689	(34,442)
Cash and cash equivalents at the beginning of the period	22,337	66,295
Cash and cash equivalents at the end of the period	$73,026	$31,853
Net cash increased for the nine months ended September 30, 2017 primarily due to the net $47.9 million proceeds raised from the sale of Series G Convertible Preferred Stock, $4.8 million of net income, net of non-cash items, and net maturity and sales of $8.2 million in available for sale securities, partially offset by $3.3 million reduction in Accounts Payable and Accrued Liabilities, $2.4 million increase in prepaid expenses and a $3.0 million scheduled payment to reduce our settlement liability. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties, which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans and the net $8.2 million of available for sale securities that have been converted into cash. Net cash provided by financing activities primarily represents proceeds from the sale of Series G convertible preferred stock and the issuance of Notes, partially offset by payments on Notes.

The following table summarizes Prosper’s cash flow activities for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
Net Loss	$(26,940)	$(17,417)
Net cash provided by (used in) operating activities	9,881	(4,237)
Net cash used in investing activities	(17,653)	(3,898)
Net cash provided by financing activities	46,131	11,164
Net increase (decrease) in cash and cash equivalents	38,359	3,029
Cash and cash equivalents at the beginning of the period	34,667	28,824
Cash and cash equivalents at the end of the period	$73,026	$31,853

Net cash increased for the three months ended September 30, 2017 primarily due to the $6.5 million of net income, net of non-cash items and the net $47.9 million raised through the sale of Series G Convertible Preferred Stock. The increase was offset by the net purchase of $16.6 million of available for sale securities. Net cash used in investing primarily represents purchases of available for sale securities and purchases of property and equipment. Net cash provided by financing activities primarily represents proceeds from the sale of Series G convertible preferred stock.
Prosper also has available for sale securities that are available for its liquidity needs. The fair value of securities available for sale as of September 30, 2017 was $24.6 million. As a result the total cash, cash equivalents and available for sale investments available to Prosper at September 30, 2017 for its liquidity needs was $97.6 million. At September 30, 2017, the available for sale securities included US treasury securities, corporate debt securities, corporate bonds and agency bonds. All securities were rated or carried implied ratings equal to investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses. These securities provided $0.1 million of interest income for the three months ending September 30, 2017. These securities continue to be available to meet liquidity needs.
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
Critical Accounting Policies
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates in Prosper’s Annual Report on Form 10-K. There have been no significant changes to these critical accounting estimates during the first nine months of 2017.

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

Results of Operations
Overview
The following table summarizes Prosper Funding’s net income for the three months and nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Total Net Revenue	$22,116	$14,230	$7,886	55%
Total Expenses	20,817	13,959	6,858	49%
Net Income (Loss)	$1,299	$271	$1,028	379%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Total Net Revenue	$61,961	$56,321	$5,640	10%
Total Expenses	58,670	53,721	4,949	9%
Net Income	$3,291	$2,600	$691	27%

Total net revenue for the three months ended September 30, 2017 increased $7.9 million, a 55% increase from the three months ended September 30, 2016, primarily due to the increased number of loan listings on the marketplace during the quarter, which resulted in increased administration fee revenue for the listing driven portion of the administration fee. Additionally the administration fee increased due to increased administration fees in relation to rebates given to purchasers of borrower loans. Total expenses for the three months ended September 30, 2017 increased $6.9 million, a 49% increase from the three months ended September 30, 2016, primarily due to higher corporate administration fees related to the listing driven portion during the current quarter.
Total net revenue for the nine months ended September 30, 2017 increased $5.6 million a 10% increase from the nine months ended September 30, 2016, primarily due to the increased number of loan listings on the marketplace during the quarter, which resulted in increased administration fee revenue for the listing driven portion of the administration fee. Total expenses for the nine months ended September 30, 2017 increased $4.9 million, a 9% increase from the nine months ended September 30, 2016, primarily due to higher corporate administration fees related to the listing driven portion during the current period.
Revenue
The following tables summarize Prosper Funding’s revenue for the three and nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$32,198	$5,530	26,668	482%
Servicing Fees, Net	6,626	7,026	(400)	(6)%
Gain (Loss) on Sale of Borrower Loans	(17,399)	761	(18,160)	(2,386)%
Other Revenues	45	30	15	50%
Total Operating Revenues	21,470	13,347	8,123	61%
Interest Income on Borrower Loans	12,066	11,566	500	4%
Interest Expense on Notes	(11,247)	(10,636)	(611)	6%
Net Interest Income	819	930	(111)	(12)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(173)	(47)	(126)	268%
Total Revenue	$22,116	$14,230	7,886	55%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$74,661	$27,878	46,783	168%
Servicing Fees, Net	19,027	21,650	(2,623)	(12)%
Gain (Loss) on Sale of Borrower Loans	(34,108)	3,865	(37,973)	(982)%
Other Revenues	109	448	(339)	(76)%
Total Operating Revenues	59,689	53,841	5,848	11%
Interest Income on Borrower Loans	35,572	33,062	2,510	8%
Interest Expense on Notes	(33,102)	(30,456)	(2,646)	9%
Net Interest Income	2,470	2,606	(136)	(5)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(198)	(126)	(72)	57%
Total Revenue	$61,961	$56,321	5,640	10%

Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. Effective July 1, 2016 the Administration Agreement was amended. The amendments included amending the License Fee to include a fixed monthly fee alongside a reduced variable fee and the introduction of a Rebates Fee related to rebates given to investors. The increase for the three months ended September 30, 2017 was the result of an increase in the listing driven portion of administration fees as a result of higher listings in the three months ended September 30, 2017 and the above changes in the administration agreement, which was designed to compensate Prosper Funding for any rebates offered to whole loan investors. The increase for the nine months ended September 30, 2017, was driven by an increase in the listing driven portion of administration fees as a result of higher listings in the nine months ended September 30, 2017 and was the result of the above changes in the administration agreement, which was designed to compensate Prosper Funding for any rebates offered to whole loan investors.
Servicing Fee Revenue, Net
Prosper Funding earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates Prosper Funding for the costs it incurs in servicing these Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The decrease in servicing fees was due to the decrease in Borrower Loans being serviced as a result of the decrease in loan originations in 2016.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains (losses) on Borrower Loans sold through the Whole Loan Channel. The increase in the loss for the three months ended September 30, 2017 was due to increase in rebates offered to certain whole loan investors to facilitate the sale of large volumes of Borrower Loans through the Whole Loan Channel. The increase in rebates of $21.3 million is primarily due to warrants issued by PMI in relation to the agreement with the Consortium that was reached in 2017 that results in warrants for convertible preferred stock vesting as loans are purchased by the Consortium.
The increase in the loss for the nine months ended September 30, 2017 was due to increase in rebates offered to certain whole loan investors to facilitate the sale of large volumes of Borrower Loans through the Whole Loan Channel. The increase in rebates of $42.6 million is primarily due to warrants issued by PMI in relation to the agreement with the Consortium that was reached in 2017 that results in warrants for convertible preferred stock vesting as loans are purchased by the Consortium.
Other Revenue
Other revenue consists primarily of fees earned from assisting whole loan purchasers with securitizations of their holdings. The changes in other revenues were not considered to be material.
Interest Income on Borrower Loans and Interest Expense on Notes
Prosper Funding recognizes interest income on Borrower Loans funded through the Note Channel using the accrual method based on the stated interest rate to the extent Prosper Funding believes it to be collectible. Prosper Funding records interest expense on the corresponding Notes based on the contractual interest rates. The interest rate charged on a Borrower Loan is generally 1% higher than the interest rate on the corresponding Notes to compensate Prosper Funding for servicing the Borrower Loan. This is recorded in interest income.
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

The following table summarizes the fair value adjustments for the three and nine month periods ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Borrower Loans	$(7,219)	$(7,028)	$(18,041)	$(19,962)
Loans held for sale	—	(2)	6	(2)
Notes	7,045	6,983	17,837	19,838
Total	$(174)	$(47)	$(198)	$(126)
Expenses
The following tables summarize Prosper Funding’s expenses for the three and nine month periods ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$19,078	$12,243	6,835	56%
Servicing	1,553	1,374	179	13%
General and Administrative	186	342	(156)	(46)%
Total Expenses	$20,817	$13,959	6,858	49%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$53,359	$48,500	4,859	10%
Servicing	4,808	4,139	669	16%
General and Administrative	503	1,082	(579)	(54)%
Total Expenses	$58,670	$53,721	4,949	9%

Administration Fee Expense - Related Party
Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI a Corporate Administration Fee, a fee for each Borrower Loan originated through the marketplace, a proportion of all servicing fees collected by or on behalf of Prosper Funding, and all nonsufficient funds fees collected by or on behalf of Prosper Funding. Effective July 1, 2016 the Administration Agreement was amended. The amendments included amending the Corporate Administration Fee to a fixed amount of $500,000 per month, increasing the Loan Platform Servicing Fee to $150 per Borrower Loan originated through the marketplace and reducing the Loan and Note Servicing Fee to 62.5% of all servicing fees collected by or on behalf of Prosper Funding. The increase in fees for the three months ended September 30, 2017 was due to higher fees paid on the origination of borrower loans due to the increase in origination volume. The increase in fees for the nine months ended September 30, 2017 was due to higher fees paid on the origination of borrower loans due to the increase in origination volume.
Servicing
Servicing costs consists primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans.   The increase for the three and nine months ended September 30, 2017 was primarily due to an increase in amortization of internal use software.

General and Administrative
General and administrative costs consist primarily of bank service charges and professional fees. The decreases for the three and nine months ended September 30, 2017 was primarily due to an decrease in outsourced costs as Prosper made an effort to reduce its spending on outsourced services during the period.
Liquidity and Capital Resources
The following table summarizes Prosper Funding’s cash flow activities for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net Income	$3,291	$2,600
Net cash provided by (used in) operating activities	9,027	$7,845
Net cash used in investing activities	(8,746)	(44,719)
Net cash provided by financing activities	4,506	36,124
Net increase (decrease) in cash and cash equivalents	4,787	(750)
Cash and cash equivalents at the beginning of the period	6,929	15,026
Cash and cash equivalents at the end of the period	$11,716	$14,276

The net increase in Cash for the nine months ended September 30, 2017, is primarily due to net income of $3.3 million and an increase in net related party payables of 2.2 million. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.
Income Taxes
Prosper Funding incurred no income tax expense for the three and nine months ended September 30, 2017 and 2016. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of September 30, 2017, Prosper Funding has not engaged in any off-balance sheet financing activities.
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
Prosper had cash and cash equivalents of $73.0 million as of September 30, 2017, and $22.3 million as of December 31, 2016.  These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes.  Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.
Interest Rate Sensitivity
Prosper holds available for sale investments.  The fair value of Prosper’s available for sale investment portfolio was $24.6 million and $32.8 million as of September 30, 2017 and December 31, 2016, respectively.  These investments consisted of U.S. agency bonds, corporate bonds and U.S. Treasury securities. To mitigate the risk of loss, Prosper’s investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, Prosper limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on Prosper’s available for sale investments and the market value of those investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $168 thousand in the fair value of Prosper’s available for sale investments as of September 30, 2017, and of approximately $147 thousand in the fair value of Prosper’s available for sale investments as of December 31, 2016. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $168 thousand in the fair value of Prosper’s available for sale investments as of September 30, 2017, and of approximately $134 thousand in the fair value of Prosper’s available for sale investments as of December 31, 2016. Any realized gains or losses resulting from such interest rate changes would only be recorded if Prosper sold the investments prior to maturity and the investments were not considered other-than-temporarily impaired.
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
Prosper Funding had cash and cash equivalents of $11.7 million as of September 30, 2017, and $6.9 million as of December 31, 2016.  These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities consisting primarily of money market funds, commercial paper, U.S. treasury securities, corporate bonds and U.S. agency securities. Cash and cash equivalents are held for working capital purposes.  Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each of the Registrant’s Principal Executive Officer (PEO) and the Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of September 30, 2017. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.

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
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Fifth Amended and Restated Limited Liability Company Agreement of PFL, dated October 21, 2013 (incorporated by reference to Exhibit 3.1 of the Post-Effective Amendment No. 3 to the Registration Statement on Form S-1, filed October 23, 2013 by PFL and PMI)

3.2	Amended and Restated Certificate of Incorporation of PMI (2)

3.3	PFL Certificate of Formation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by PFL)

3.4	Bylaws of PMI, as amended by an Amendment No. 1 dated February 15, 2016 (incorporated by reference to Exhibit 3.2 of PMI's and PFL's Form 10-Q, filed on August 15, 2016)

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)

4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)

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

10.1	Form of PFL Borrower Registration Agreement (2)

10.2	Form of PFL Investor Registration Agreement (incorporated by reference to Exhibit 10.2 of PMI's and PFL's Annual Report on Form 10-K, filed on March 20, 2017)

10.3	Amendment No. 2 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Form 10-Q, filed on August 15, 2016) (3)

10.4	Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.5	Marketing Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.6	Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Current Report on Form 8-K filed on July 8, 2016) (1)

10.7
Amendment No. 3 to Administration Agreement between PFL and PMI, dated as of November 8, 2016 and made effective as of July 1, 2016 (incorporated by reference to Exhibit 10.8 of PMI's and PFL's Annual Report on Form 10-K, filed on March 20, 2017)

10.8
Loan Purchase Agreement, dated as of February 27, 2017, among PFL, PF LoanCo Funding LLC, and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely in its capacity as trustee of PF LoanCo Trust (incorporated by reference to Exhibit 10.8 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

10.9
Warrant Agreement, dated as of February 27, 2017, among PMI, PF WarrantCo Holdings, LP, and, for certain limited purposes, New Residential Investment Corp (incorporated by reference to Exhibit 10.9 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

10.10
Back-Up Servicing Agreement (Note Channel), dated as of February 24, 2017, among PFL, PMI, and First Associates Loan Servicing, LLC (incorporated by reference to Exhibit 10.10 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. (2)

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. (2)

31.3
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. (2)

31.4
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. (2)

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. (2)

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. (2)

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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

Date: November 9, 2017	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

Date: November 9, 2017	/s/ Usama Ashraf
Usama Ashraf
Chief Financial Officer of Prosper Marketplace, Inc.
Chief Financial Officer of Prosper Funding LLC
(Principal Financial and Accounting Officer)