Form 10-K
period 2017-12-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2018-03-26
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
Prosper Marketplace, Inc.	☐	☐	☒	☐
Prosper Funding LLC	☐	☐	☒	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Yes ☐ No ☒
Prosper Funding LLC meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

Registrant	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at June 30, 2016	Number of Shares of Common Stock of the Registrant Outstanding at March 5, 2018
Prosper Marketplace, Inc.	(a)	70,313,915 ($.01 par value)
Prosper Funding LLC	(a)(b)	None

(a)	Not applicable.

(b)	All voting and non-voting common equity is owned by Prosper Marketplace, Inc.
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
The following filings are available for download free of charge at www.prosper.com as soon as reasonably practicable after such filings are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public at the SEC’s Internet site at http://www.sec.gov. The information posted on our website and blog is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. These statements may appear throughout this Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, PMI or PFL expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our respective managements, is expressed in good faith, and is believed to have a reasonable basis. Nevertheless, we can give no assurances that any of the events anticipated by these forward-looking statements will occur or, if any of them does occur, what impact they will have on Prosper or Prosper Funding’s results of operations and financial condition.
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

•	the impact of future economic conditions on the performance of the Notes and the loss rates for the Notes;

•	our compliance with applicable local, state and federal law, including the Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;

•	our compliance with applicable regulations and regulatory developments or court decisions affecting our business;

•	potential efforts by state regulators or litigants to characterize PFL or PMI, rather than WebBank, as the lender of the loans originated through our marketplace;

•	the application of federal and state bankruptcy and insolvency laws to borrowers and to PFL and PMI;

•	the impact of borrower delinquencies, defaults and prepayments on the returns on the Notes;

•	the lack of a public trading market for the Notes and the current lack of any trading platform on which investors can resell the Notes;

•	the federal income tax treatment of an investment in the Notes and the PMI Management Rights;

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
Overview
Prosper is a pioneer of online marketplace lending. Our goal is to enable borrowers to access credit at affordable rates and provide investors with attractive risk-adjusted rates of return. Our marketplace facilitated $2.9 billion in Borrower Loan originations during 2017 and $11.2 billion in Borrower Loan originations since it first launched in 2006.
We believe our online marketplace model has key advantages relative to traditional bank lending, including (i) an innovative marketplace model that efficiently connects qualified supply and demand of capital, (ii) online operations that substantially reduce the need for physical infrastructure and improve convenience, and (iii) data and technology driven automation that increases efficiency, and improves the borrower and investor experience. We do not operate physical branches or incur expenses related to that infrastructure; instead, we use data and technology to drive automation and efficiency in our operations. As part of operating our marketplace, we verify the identity of borrowers and assess borrowers’ credit risk profile using a combination of public and proprietary data. Our proprietary technology automates several loan origination and servicing functions, including the borrower application process, data gathering, underwriting, credit scoring, loan funding, investing and servicing, regulatory compliance and fraud detection.
We believe that we offer many consumers access to better pricing, on average, than the pricing that they would pay on outstanding credit card balances or unsecured installment loans from a traditional bank or finance company. We also believe that we offer faster decisions and loan originations, and greater transparency, resulting in a better customer experience than that provided by traditional consumer finance institutions.
To individual and institutional investors, we offer an asset class that we believe has attractive risk adjusted returns, transparency, and low duration risk.
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
When a borrower requests a loan, we first evaluate whether the borrower meets the underwriting criteria required by WebBank.  The underwriting criteria apply to all loans originated through our marketplace and may not be changed without WebBank's consent. All borrowers who request a loan are subject to the following minimum eligibility criteria: (1) have at least a 640 credit score, (2) have fewer than five credit bureau inquiries (after excluding duplicate inquiries) within the last 6 months, (3) have an annual income greater than $0, (4) have a debt-to-income ratio below 50%, (5) have at least three open trades reported on their credit report, and (6) have not filed for bankruptcy within the last 12 months. Borrowers may have up to two loans through Prosper outstanding at one time, provided that (1) the first loan is current, (2) the aggregate outstanding principal balance of both loans does not exceed the then-current maximum allowable loan amount for loans (currently $35,000), and (3) the borrower complies with the prior-borrower constraints above. From time to time, we have, with WebBank’s consent, tested new products that include features which are outside the standard eligibility criteria discussed above. These products are available on a limited basis, exclusively through our Whole Loan Channel and did not have a material impact on our business or our financial statements during the fiscal year ended December 31, 2017.
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
Customers
A relatively small number of investors provide the funding commitments for a large percentage of all listings that result in Borrower Loans originated through our marketplace. Of all Borrower Loans originated in the year ended December 31, 2017, the largest party purchased a total of 70% of those loans.
Industry Background and Trends
According to the Board of Governors of the Federal Reserve System, as of December 2017, the balance of outstanding consumer credit (excluding mortgages) in the United States totaled $3.8 trillion. This amount included $1.0 trillion of revolving consumer credit, which many consumers seek to refinance for a lower interest rate.
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
For investors, we believe our marketplace offers the following principal competitive factors: attractive risk adjusted returns; low duration risk; diversification from other asset classes; a simple, easy and intuitive customer experience; and trust and transparency.
Competition
We compete for borrowers and investors against other financial products and companies. For borrowers, our competition includes banking institutions, credit unions, credit card issuers and other consumer finance companies. For investors, our competition includes other investment vehicles such as consumer lending funds and asset classes such as equities, bonds and commodities. Our competition for borrowers and investors also includes other online consumer lending companies, such as

LendingClub Corporation, Social Finance Inc. and other marketplace lending platforms. We may also face potential competition from new market entrants, or business expansion from established companies, like Goldman Sachs. These companies may have significantly greater financial, technical, marketing and other resources and may be able to devote greater resources to the development, promotion, sale and support of their offerings.
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and provide us with sustainable competitive advantages:

•
Leading Online Marketplace: Since inception, our marketplace has facilitated $11.2 billion in loan originations, of which $2.9 billion was for the year-ended December 31, 2017. As our business grows, our brand, reputation and scale strengthens. This allows us to attract top talent, speed up product innovation, attract market place participants and drive down our cost structure, all of which further benefit borrowers and investors.

•
Robust Network Effect:   The attractiveness of our marketplace increases as the number of participants on our marketplace increases, yielding a classic network effect. Our marketplace offers consumer borrowers access to affordable credit, and allows individual and institutional investors to invest in an asset class with attractive risk-adjusted returns. The diversity of investors brings scale and breadth of funding to our marketplace and makes credit more affordable. As both sides of the equation grow, the advantages (reduced risk, lower cost) scale accordingly, attracting even more borrowers and investors. The increased participant pool reduces costs and generates more data which we use to improve the effectiveness of our credit decisioning and scoring models. This enhances our aggregate loan performance and builds increased trust in our marketplace, which in turn attracts more borrowers and investors.

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
Sales and Marketing
Our sales and marketing efforts are designed to attract individuals and institutions to our marketplace, encourage their enrollment and participation as users, and facilitate and enhance their understanding and utilization of the services for borrowing or investing. We employ a wide range of marketing channels to reach potential customers and build our brand and value proposition.  These channels include referrals, online marketing, direct mail, partner and affiliate introductions, emails, and public media. We are constantly seeking new methods to reach more potential members, while testing and optimizing the end to end customer experience.
Origination and Servicing
We have efficient and scalable systems for credit risk assessment, loan underwriting, and servicing. Our risk model takes borrowers’ supplied information and combines that information with public and proprietary data to make real time decisions. Our verification agents use automated tools to confirm credit eligibility. Our loan servicing platform calculates a loan’s amortization and processes payments received from borrowers and passes such payments on to investors.  In addition, we have a back-up servicing agreement with First Associates Loan Servicing, LLC (“First Associates”), a loan servicing company that is willing and able to assume servicing responsibilities in the event that we are no longer able to service the Borrower Loans and Notes. First Associates is a financial services company that has entered into numerous successor loan servicing agreements.
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
Data integrity and security:  We are committed to protecting our users' information and we take the integrity and security of the data provided by them very seriously. To that end, we have established data protection policies which are implemented and enforced using the latest technologies. All sensitive information is transmitted on secure channels using SSL technology, with SSL certificates issued by Symantec or DigiCert. We employ principles of least privilege and layered security to protect stored sensitive information. Information at rest is encrypted using the industry level encryption technologies with appropriate controls to access the data. We protect the network perimeter using the latest technologies including but not limited to firewall and anti-virus threat management techniques. We use strong multi-factor authentication to protect and monitor remote access. We back up all data securely and would expect to recover operations in a short period of time in the event of a disaster. Logging and monitoring of the systems and security controls enables us to ensure that the controls are functional and that alerts are triggered on security violations.

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
Employees and Contractors
As of December 31, 2017, we employed 377 full-time employees. The following table shows a breakdown by function:

Employees
Origination and Servicing	163
Sales and Marketing	13
General and Administrative - Research and Development	81
General and Administrative – Other	120
Total Headcount	377
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
State and Federal Laws and Regulations
State Licensing Requirements. In most states we believe that WebBank, as originator of all Borrower Loans originated through our marketplace, satisfies any relevant licensing requirements with respect to the origination of such Borrower Loans. In addition, as needed, we seek licenses and/or authorizations of various types so that we may conduct activities such as servicing and marketing in all states and the District of Columbia, with the exceptions of Iowa, North Dakota and West Virginia. We are subject to supervision and examination by the state regulatory authorities that administer these state lending laws. The licensing statutes vary from state to state and prescribe or impose different requirements, including: restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review.
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
In January 2017, the Administrator of the Colorado Uniform Consumer Credit Code filed suits against online loan platforms Marlette Funding, LLC and Avant, Inc. The Administrator claims that loans to Colorado residents facilitated through these platforms were required to comply with Colorado laws regarding interest rates and fees, and that such laws were not preempted by the federal laws that apply to loans originated by Cross River Bank and WebBank, the federally regulated issuing banks that originate loans through the platforms operated by Marlette and Avant, respectively. In response to the Colorado regulator's lawsuits, Cross River Bank and WebBank have each filed its own lawsuit against the Administrator seeking declaratory relief that the loans originated by the bank are subject to federal requirements that pre-empt Colorado state requirements. We are currently in discussions with the Colorado Department of Law regarding the terms of the loans offered to Colorado residents. No assurance can be provided as to the timing or outcome of these matters.

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
Electronic Funds Transfer Act. The federal Electronic Fund Transfer Act (“EFTA”), and Regulation E, which implements it, provide guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts. In addition, transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”). Most transfers of funds in connection with the origination and repayment of the Borrower Loans are performed by ACH. We obtain necessary electronic authorization from borrowers and investors for such transfers in compliance with such rules. Transfers of funds through our marketplace are currently executed by Wells Fargo and conform to the EFTA, its regulations and NACHA guidelines.
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
Investors should be aware that all listings are posted to our marketplace without our verifying self-reported information such as the purpose of the loan, income, occupation and employment status. Neither we nor WebBank verifies any statements by applicants as to how loan proceeds are to be used nor do we or WebBank confirm after loan funding how loan proceeds were used.  In the cases in which we select applicants for income and employment verification, the verification is generally completed after the loan listing has been created but prior to the time the Borrower Loan is originated. For the period from July 14, 2009 to December 31, 2017, we verified employment and/or income on approximately 65% of the Borrower Loans originated through our marketplace on a unit basis (555,084 out of 857,206) and approximately 75% of originations on a dollar basis ($8.3 billion out of $11.0 billion). Of these loans, we canceled 11% of the loan listings for which we verified employment and/or income information because the listings contained inaccurate or insufficient employment or income information. We selected these listings based on a combination of factors, including amount of loan requested, Prosper Rating, debt-to-income ratio and stated income. The number or percentage of applicants whose income and employment information is verified in relation to future listings may differ from the historical information supplied above. No assurance is made that such information will be verified with respect to any particular applicant or borrower.  Further, Note holders will not have any contractual or other relationship with any borrowers that would enable them to make any claim against such borrowers for fraud or breach of any representation or warranty in relation to any false, incomplete or misleading information supplied by such borrowers in relation to the relevant Borrower Loan or Note.
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
Investors who use the Recurring Investment or Auto Invest tools may face additional risk of funding Borrower Loans that have been erroneously selected by the tool.
Since it was first implemented in July 2011 through December 31, 2017, the Recurring Investment tool (formerly known as Auto Quick Invest) tool has experienced programming errors that affected 8,630 Notes and PMI Notes out of the 10,203,780 Notes and PMI Notes purchased. The Auto Invest tool was first implemented on June 2, 2016. Since such time through December 31, 2017, the Auto Invest tool has experienced programming errors that affected 2 Notes out of the 2,458,365 Notes purchased.
In the event of any errors in Recurring Investment or Auto Invest that cause an investor to purchase a Note from PFL that such investor would not otherwise have purchased or that differs materially from the Note such investor would have purchased had there been no error, PFL will either repurchase the Note, indemnify the investor against losses suffered on that Note or cure such error. See "Risk Factors - Risks Related to PFL and PMI, Our Marketplace and Our Ability to Service the Notes" for more information.
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

As of December 31, 2017, ninety Borrower Loans, with a total outstanding balance of $770 thousand are subject to the SCRA.
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
PFL is only obligated to repurchase Notes or indemnify holders of Notes in limited circumstances. These circumstances include if (i) a material payment default under the corresponding Borrower Loan occurs as a result of verifiable identify theft; (ii) we include a Prosper Rating in a listing that is different from the Prosper Rating we calculated, or we calculate the Prosper Rating incorrectly; or (iii) if any errors in Recurring Investment (formerly known as Auto Quick Invest) or Auto Invest cause an investor to purchase a Note from PFL that such investor would not otherwise have purchased or that differs materially from the Note, in which cases PFL also has the option to cure such error.  PFL is not required to repurchase Notes or indemnify holders of Notes, however, if the Note holder’s investment is not realized in whole or in part due to fraud other than identity theft, or due to other false or inaccurate statements or omissions of fact in a loan listing, whether in credit data, borrower representations or similar indicia of borrower intent and ability to repay the loan. Further, PFL is under no obligation to repurchase a Note or indemnify any holder of Notes if a correctly-determined Prosper Rating fails to accurately predict the actual losses on a Borrower Loan.
PFL might incur indemnification and repurchase obligations that exceed its projections, in which case it may not have sufficient capital to meet its indemnification and repurchase obligations.
PFL believes its available liquidity will be sufficient to meet its reasonably anticipated indemnification and repurchase obligations.  In determining its expected liquidity needs with respect to indemnification and repurchase obligations, PFL considers the history of such obligations incurred by it and PMI.  Nonetheless, there can be no assurance that if PFL is obligated to repurchase a Note or indemnify a Note holder, that it will be able to meet its repurchase or indemnification obligations. If PFL is unable to meet its indemnification and repurchase obligations with respect to a Note, the investor in such Note may lose all of such investor’s investment in the Note.

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
The Notes will not be listed on any securities exchange and can be held only by PFL’s investors. Further, no trading platform for the transfer of Notes currently exists and there can be no assurance a trading platform for the transfer of Notes will develop in the future. Therefore, investors should be prepared to hold the Notes they purchase until maturity.
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
As is the practice with other marketplace lending companies, from time to time, we may fund portions of qualified loan requests in our marketplace and hold any Notes purchased as a result of such funding for our own individual accounts. Even though we will participate in funding Borrower Loans listed in our marketplace under the same terms and conditions and through the use of the same information that is made available to other potential investors in our marketplace, such participation may be perceived as involving a conflict of interest. For example, our funding of a Borrower Loan may cause the loan to fund, and in some cases, fund faster, than it would fund in the absence of our participation, which could benefit us to the extent that it ensures that Prosper generates the revenue associated with the loan.
During the year ended December 31, 2017, we purchased $297,000 in Notes for investment.
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
In addition, it is unlikely that the back-up servicer would be able to perform functions other than servicing the outstanding Borrower Loans and Notes, such as facilitating the creation of new Borrower Loans through our marketplace, or managing PFL’s marketing efforts. PFL believes that it could find one or more other parties who could perform these and any other functions necessary to fully operate our marketplace in the absence of PMI. However, this process, and any related onboarding of such party or parties, will take time.
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
A relatively small number of investors provide the funding for a large percentage of all Borrower Loans originated through our marketplace.
A relatively small number of investors provide the funding for a large percentage of all Borrower Loans originated through our marketplace.  If these investors cease or significantly decrease their investment in Borrower Loans through our marketplace and PFL is unable to attract sufficient investor purchase commitments from new and existing investors, then our business and results of operations may be adversely affected.
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

Prosper’s principal competitors include major banking institutions, credit unions, credit card issuers and other consumer finance companies, as well as other marketplace lending platforms. Competition could result in reduced volumes, reduced fees or the failure of our marketplace to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, in the future Prosper may experience new competition, including from companies possessing large, existing customer bases, substantial financial resources and established distribution channels. If any of these companies or any major financial institution decided to compete with our marketplace lending business, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to achieve the same results would be challenged and our operating results could be harmed.
Most of our current or potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their marketplaces and distribution channels.  Our potential competitors may also have longer operating histories, more extensive customer bases, greater brand recognition and broader customer relationships than we have. These competitors may be better able to develop new products, to respond quickly to new technologies and to undertake more extensive marketing campaigns. Our industry is driven by constant innovation. If we are unable to compete with such companies and meet the need for innovation, the use of our marketplace could stagnate or substantially decline.
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
PMI has incurred operating losses since its inception and it may continue to incur net losses in the future. For the twelve months ended December 31, 2017 and 2016, PMI had cash inflows from operations of $1.1 million and cash outflows from operations of $62.7 million, respectively. Additionally, from its inception through December 31, 2017, PMI had an accumulated deficit of $380.8 million.
PMI has financed its operations to date primarily with proceeds from the sale of equity securities. At December 31, 2017, Prosper had approximately $45.8 million unrestricted cash and cash equivalents and $53.1 million available for sale investments at fair value. PMI is dependent upon raising additional capital or debt financing to fund its operating plan if it cannot generate sufficient positive cash flows from operations. PMI’s failure to achieve profitable operations, positive cash flow from operations and obtain sufficient debt or equity financing could adversely affect its ability to perform its obligations under the Administration Agreement and, in such event, PFL’s ability to continue to make payments on the Notes could be materially impaired.
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
PFL has a limited operating history.
PFL is a limited purpose vehicle with a limited operating history. Under the Administration Agreement, PFL receives a license fee from PMI for granting PMI a non-exclusive, worldwide license to access and use our marketplace. In addition,

PFL earns servicing fees in relation to the servicing of the Borrower Loans and Notes that it retains from collections on the Borrower Loans. PFL believes this fee income is sufficient to cover its reasonably anticipated obligations. While PFL believes that it is adequately capitalized to meet its foreseeable obligations, and that its fee income is sufficient to meet its ongoing operating costs, its financial resources are limited and could prove to be insufficient. In addition, PFL has no employees and relies on PMI, as servicer, or other third-party service providers, to perform most of its day-to-day operations. The lack of PFL’s own employees, its limited operating history, and capitalization that is less than that of PMI could make it difficult for PFL to operate at a level that will be sustainable.
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
The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are based upon the ability under federal law of the issuing bank that originates the loan to export the interest rates of the state where it is located. WebBank, the bank that issues loans through our marketplace, exports the interest rates of Utah, which allows parties to generally agree by contract to any interest rate. The interest rates offered by WebBank through our marketplace for Borrower Loans as of December 31, 2017 range from 5.31% to 31.82%, which equate to interest rates for Note investors that range from 4.31% to 30.82%. Some states where borrowers are located, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our marketplace. If a borrower were to successfully bring claims against us for state usury law violations, and the rate on that borrower's loan was greater than that allowed under applicable state law, we could be subject to fines and penalties. Further, if the current structure under which WebBank makes loans through our marketplace were successfully challenged, we may have to substantially modify our business operations and may be required to maintain state-specific licenses and only provide a limited range of interest rates for Borrower Loans, all of which may substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results.
In addition, it is possible that state usury laws may impose liability that could affect an assignee's (i.e., PFL's and/or an investor who purchases Borrower Loans from PFL) ability to continue to charge to borrowers the interest rates that they agreed to pay at origination of their Borrower Loans.
As discussed in “Part I - Item 1 - Business - Government Regulation - State Usury Laws” above, in Madden v. Midland Funding, LLC, the Court of Appeals for the Second Circuit concluded that the debt buyer of a charged off credit card account could not rely on the National Bank Act's preemption of state interest rate limits for interest at rates imposed by the debt buyer after chargeoff.  The decision, which is binding on federal courts in Connecticut, New York and Vermont, has created some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and may create an increased risk of litigation by plaintiffs challenging our ability to collect interest in accordance with the terms of Borrower Loans. While the Madden decision specifically addressed preemption under the National Bank Act, it could support future challenges to federal preemption for other institutions, including an FDIC-insured, state chartered industrial bank like WebBank. However, although there can be no assurances as to the outcome of any potential litigation, or the possible impact of the litigation on our marketplace, we believe the Madden case addressed facts that are not presented by our marketplace lending platform and thus would not apply to Borrower Loans.
More recently, in January 2017, the Administrator of the Colorado Uniform Consumer Credit Code filed suits against online loan platforms Marlette Funding, LLC and Avant, Inc. The Administrator claims that loans to Colorado residents facilitated through these platforms were required to comply with Colorado laws regarding interest rates and fees, and that such laws were not preempted by the federal laws that apply to loans originated by Cross River Bank and WebBank, the federally regulated issuing banks that originate loans through the platforms operated by Marlette and Avant, respectively. In response to the Colorado regulator's lawsuits, Cross River Bank and WebBank have each filed its own lawsuit against the Administrator seeking declaratory relief that the loans originated by the bank are subject to federal requirements that pre-empt Colorado state requirements. We are currently in discussions with Colorado Department of Law regarding the terms of the loans offered to Colorado residents. However, no assurance can be provided as to the timing or outcome of these matters.
We and our counsel are monitoring these matters closely and, as developments warrant, we will consider any necessary changes to our marketplace required to avoid the impact of these cases on our business model. Because of investor demand, the maximum APRs offered through our marketplace may be lower in some states than others.

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
Where applicable, we seek to comply with state lending, servicing and similar statutes. We are continually evaluating the need for licensing in various jurisdictions and there is a risk that, at any given time, we will not have necessary licenses required to operate in all U.S. jurisdictions.  If we are found to not comply with applicable laws, we could lose one or more of our licenses or face other sanctions, which may have an adverse effect on our ability to continue to facilitate the origination of Borrower Loans through our marketplace, and on our ability to perform servicing obligations or make our marketplace available to borrowers in particular states, which may impair investors’ ability to receive the payments of principal and interest on the Notes that they expect to receive. For more information about the laws and regulations applicable to us and our marketplace, see “Item 1. Business – Government Regulation.”
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
PMI's administration of Quick Invest under its previous offering and PFL’s administration of Quick Invest, Recurring Investment, and Auto Invest under its current offering, could create additional liability for PFL and such liability could be material.
Quick Invest was a loan search tool that allowed investors to identify Notes that met their investment criteria. An investor using Quick Invest was asked to indicate (i) the Prosper Rating or Ratings he or she wished to use as search criteria, (ii) the total amount he or she wished to invest, and (iii) the amount he or she wished to invest per Note. Quick Invest then compiled a basket of Notes for his or her consideration that met his or her search criteria.
Recurring Investment (formerly known as Auto Quick Invest) is an automated loan search tool that allows investors to easily invest in Notes that meet their specific investment criteria by automatically bidding any available funds in their account on Notes that match their selected parameters, in accordance with their specified instructions. An investor using Recurring Investment is asked to indicate (i) the Prosper Rating or Ratings he or she wishes to use as search criteria, and (ii) the amount he or she wishes to invest per Note. If he or she wishes, the investor can further customize his or her investment criteria by applying one or more of several dozen additional search criteria, such as loan amount, debt-to-income ratio and credit score. The investor can also set aside a specific amount of his or her funds as a cash reserve that will not be invested by the Recurring Investment tool. After the investor has entered and saved the parameters of his or her search, Recurring Investment automatically (i) runs searches on their designated criteria as new listings are posted on the marketplace, and (ii) places bids on any Notes identified by each such search. "
Auto Invest is an automated loan search tool that makes it easier for investors to build their desired portfolio of Notes by automatically investing any available funds in an investor’s account in Notes that match the investor’s specified investment criteria and allocation targets. An investor using Auto Invest is asked to select (i) a loan allocation target, or a target mix of loans based on Prosper Ratings, and (ii) the amount he or she wishes to invest per Note. The investor has the option of selecting a target from Prosper’s series of preset loan allocations based on the recent historical loan inventory on the marketplace, any of which may be customized by changing the individual allocation targets for each Prosper Rating, or he or she can create a custom loan allocation target across Prosper Ratings based on his or her specific risk tolerance. If he or she wishes, the investor can further customize his or her investment criteria by applying additional filters, such as loan term and employment status. The investor can also set aside a percentage of his or her portfolio as a cash reserve that will not be invested by Auto Invest. Investors may update their target allocations, cash reserve and other investment criteria, and pause and restart Auto Invest, at any time. Once the investor turns on Auto Invest, the tool may immediately begin placing orders for Notes in accordance with the investor’s current and target allocations and other criteria. The mix of Notes in any particular order may not match the investor’s individual loan allocation targets, but over time Auto Invest will place orders so that the aggregate holdings in the investor’s portfolio will approximate, to the extent possible, the allocation specified in his or her investment criteria. For more information about the Auto Invest tool and how it works, see "About the Marketplace-How to Bid to Purchase Notes-Auto Invest."
Since the Notes purchased through Recurring Investment, Auto Invest and Quick Invest are the same as Notes purchased manually, they present the same risks of non-payment as all Notes that may be purchased through our marketplace. For example, there is a risk that a Borrower Loan identified through Recurring Investment, Auto Invest or Quick Invest may become delinquent or default, and the estimated return and estimated loss for that loan individually, or the estimated loss or return for the allocation target or the order or basket of Notes selected by Recurring Investment, Auto Invest or Quick Invest as a whole, may not accurately reflect the actual return or loss on such loan. If this were to occur, an investor who purchased a Note from PFL through Recurring Investment, Auto Invest or Quick Invest could pursue a claim against PFL in connection with its representations regarding the performance of the Borrower Loans bid upon through Recurring Investment, Auto Invest or Quick Invest, respectively. An investor could pursue such a claim under various anti-fraud theories under federal and state securities law.
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
Our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, is located in San Francisco, California, where we lease approximately 50,000 square feet of office space under leases that will expire February 28, 2023. We also have entered into leases for approximately 99,000 square feet of office space located in Arizona, Utah and Delaware. We believe that our facilities are adequate to meet our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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
On April 21, 2009, PMI and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between PMI and the states in which PMI, under its initial platform structure, offered promissory notes for sale directly to investor members prior to November 2008. The consent order involves payment by PMI of up to an aggregate of $1 million in penalties, which have been allocated among the states based on PMI’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of PMI’s promissory note sale activities prior to November 2008. Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order; however, no state is obliged to do so, and there is no deadline by which a state must make its decision. PMI is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against PMI, subject to any applicable statute of limitations. As of December 31, 2017, PMI has entered into consent orders with 34 states and the District of the Columbia and has paid an aggregate of $0.78 million in penalties in connection therewith.
On November 26, 2008, plaintiffs filed a class action lawsuit against PMI and certain of its executive officers and directors in the Superior Court of California, County of San Francisco, California (the “Superior Court”). The suit was brought on behalf of all promissory note purchasers on the platform from January 1, 2006 through October 14, 2008. The lawsuit alleged that PMI offered and sold unqualified and unregistered securities in violation of the California and federal securities laws. The lawsuit sought rescission damages against PMI and the other named defendants, as well as treble damages against PMI and the award of attorneys’ fees, experts’ fees and costs, and pre-judgment and post-judgment interest. On July 19, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the class action litigation pending before the Superior Court, entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Settlement”) setting forth an agreement to settle all claims related thereto. In connection with the Settlement, PMI agreed to pay the plaintiffs an aggregate amount of $10 million, payable in four lump sum payments of $2 million in 2014, $2 million in 2015, $3 million in 2016 and $3 million in 2017. On April 16, 2014, the Superior Court granted final approval of the Settlement.  Subject to satisfaction of the conditions set forth in the Settlement, the defendants will be released by the plaintiffs from all claims concerning or arising out of the offering of promissory notes on the platform from January 1, 2006 through October 14, 2008.  As of December 31, 2017, PMI has paid the entire aggregate amount of $10 million under the Settlement and the reserve for the class action settlement liability is $0 on PMI’s consolidated balance sheet as of December 31, 2017.

Item 4.	Mine Safety Disclosures
Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information; Holders of Record
There is no established public trading market for PMI's or PFL's common equity. As of December 31, 2017, there were approximately 328 holders of record of PMI’s common stock. As of December 31, 2017, PMI owns 100% of PFL's membership interests.
Dividend Policy
PMI has not paid cash dividends since inception, and does not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 in Part III of this Annual Report for information about securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities
In September 2017, PMI issued and sold 37,249,497 shares of PMI's Series G convertible preferred stock. Please see PMI's Form 8-K filed on September 22, 2017 for details regarding the sale.
During the year ended December 31, 2017, PMI issued 43,736 shares of common stock upon the exercise of warrants for an aggregate exercise price per share of $0.34. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.
New Securities Resulting from the Modification of Outstanding Securities
On February 16, 2016, PMI amended and restated its certificate of incorporation to, among other things, effect a 5-for-1 forward stock split.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet by Purchased Under the Plans or Programs
October 1 to October 31	—	$—	—	$—
November 1 to November 31	—	—	—	—
December 1 to December 31	—	—	—	—
Total	—	$—	—	$—
The above share and per share amounts reflect the 5-for-1 forward stock split that PMI effected on February 16, 2016.

Item 6.	Selected Financial Data
Prosper Marketplace, Inc.
The following selected historical consolidated financial data of Prosper Marketplace Inc. should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our consolidated financial statements, and the related notes under Item 15 “Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016, are derived from our audited consolidated financial statements appearing under Item 15 “Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2014 and 2013, the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollar amounts in thousands, except per share information)
Revenues
Operating Revenues
Transaction Fees, Net	$130,174	$95,130	$161,708	$68,229	$15,330
Servicing Fees, Net	27,206	28,903	17,238	4,552	259
Gain (Loss) on Sale of Borrower Loans	11,431	3,637	14,151	3,227	(193)
Fair Value of Warrants Vested on Sale of Borrower Loans	(60,122)	—	—	—	—
Other Revenues	4,806	5,245	7,687	1,828	1,130
Total Operating Revenues	113,495	132,915	200,784	77,836	16,526
Interest Income
Interest Income on Borrower Loans	47,208	44,649	41,606	42,087	34,995
Interest Expense on Notes	(43,954)	(41,187)	(38,174)	(38,734)	(33,321)
Net Interest Income	3,254	3,462	3,432	3,353	1,674
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(514)	(372)	59	128	181
Total Net Revenues	116,235	136,005	204,275	81,317	18,381
Expenses
Origination and Servicing	34,881	33,944	31,139	14,098	6,384
Sales and Marketing	83,462	70,146	112,284	41,971	16,731
General and Administrative	75,686	102,735	86,480	27,917	22,273
Restructuring Charges	1,340	17,027	—	—	—
Change in Fair Value of Convertible Preferred Stock Warrants	29,140	7	—	—	—
Other Expenses, Net	7,392	30,341	—	—	—
Total Expenses	231,901	254,200	229,903	83,986	45,388
Net Loss Before Taxes	(115,666)	(118,195)	(25,628)	(2,669)	(27,007)
Income Tax Expense	(508)	546	340	—
Net Loss	(115,158)	(118,741)	(25,968)	(2,669)	(27,007)
Excess Return to Preferred Shareholders on Repurchase	—	—	—	(14,892)	—
Net Loss Applicable to Common Shareholders	$(115,158)	$(118,741)	$(25,968)	$(17,561)	$(27,007)
Net Loss Per Share – Basic and Diluted	$(1.65)	$(1.85)	$(0.47)	$(0.39)	$(0.82)
Weighted-Average Shares - Basic and Diluted	69,687,836	64,196.537	55,547,408	44,484,005	32,984,135
Stock-based compensation included in the consolidated statements of operations data above was as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013

Origination and Servicing	$996	$2,004	$1,231	$104	$16
Sales and Marketing	553	2,914	2,561	767	24
General and Administrative	10,689	14,824	9,219	1,150	182
Restructuring	—	45	—	—	—
Total stock based compensation	$12,238	$19,742	$13,011	$2,021	$222

	As of December 31,
	2017	2016	2015	2014	2013

Consolidated Balance Sheet Data:
Cash and cash equivalents	$45,795	$22,337	$66,295	$50,557	$18,339
Restricted cash	152,668	163,907	151,223	81,300	49,824
Available for sale investments, at fair value	53,147	32,769	73,187	—	—
Borrower loans, at fair value	293,005	315,627	297,273	273,243	233,105
Total assets	623,735	623,846	685,624	440,158	310,259
Notes at fair value	293,948	316,236	297,405	273,783	234,218
Total liabilities	567,357	512,781	477,056	364,387	285,929
Total convertible preferred stock and stockholders' deficit	56,378	111,065	208,568	75,771	24,330

Prosper Funding LLC
The following selected historical consolidated financial data of Prosper Funding LLC should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our consolidated financial statements, and the related notes under Item 15 “Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016, are derived from our audited consolidated financial statements appearing under Item 15 “Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2014 and 2013, the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollar amounts in thousands, except per share information)
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	$101,500	$36,630	$57,919	$28,519	$7,632
Servicing Fees, Net	25,963	28,604	16,218	4,168	372
Gain on Sale of Borrower Loans	(48,691)	3,637	14,151	—	—
Other Revenues	170	478	1,500	3,733	233
Total Operating Revenues	78,942	69,349	89,788	36,420	8,237
Interest Income on Borrower Loans	47,208	44,649	41,380	42,370	32,605
Interest Expense on Notes	(43,954)	(41,187)	(38,174)	(38,734)	(30,756)
Net Interest Income	3,254	3,462	3,206	3,636	1,849
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(514)	(372)	59	209	849
Total Net Revenues	81,682	72,439	93,053	40,265	10,935
Expenses
Administration Fee – Related Party	70,359	62,203	62,786	24,966	6,331
Servicing	6,103	5,395	3,705	1,509	744
General and Administrative	379	1,321	1,227	506	267
Other Expenses, Net	—	30,704	—	—	—
Total Expenses	76,841	99,623	67,718	26,981	7,342
Total Net Income (Loss)	$4,841	$(27,184)	$25,335	$13,284	$3,593

	As of December 31,
	2017	2016	2015	2014	2013

Consolidated Balance Sheet Data:
Cash and cash equivalents	8,223	6,929	15,026	23,777	5,789
Restricted cash	140,092	147,983	139,937	73,103	46,650
Borrower Loans Receivable at Fair Value	293,005	315,627	297,273	273,243	233,105
Total assets	464,045	495,185	475,691	385,240	292,074
Notes at fair value	293,948	316,236	297,405	273,783	234,218
Total liabilities	433,679	463,860	439,386	338,949	272,850

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
During the year ended December 31, 2017, our marketplace facilitated $2.9 billion in Borrower Loan originations, of which $2.7 billion were originated through our Whole Loan Channel, representing 93% of the total Borrower Loans originated through our marketplace during this period. During the quarter ended December 31, 2017, our marketplace facilitated $694 million in Borrower Loan originations, of which $652 million were originated through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period. From inception through December 31, 2017 our marketplace has facilitated $11.2 billion in Borrower Loan originations, of which $9.8 billion were originated through our Whole Loan Channel, representing 87% of the total Borrower Loans originated through our marketplace during this period.
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
Results of Operations
Key Operating and Financial Metrics (in thousands)

	Year Ended December 31,
	2017	2016	2015
Loan Originations	$2,876,055	$2,187,600	$3,722,887
Transaction Fees, Net	130,174	95,130	161,708
Whole Loans Outstanding (1)	3,717,825	3,543,522	3,804,268
Servicing Fees, Net	27,206	28,903	17,238
Net Loss	(115,158)	(118,741)	(25,968)
Adjusted EBITDA (2)	5,460	(37,991)	(5,145)
Net Cash Provided by (Used in) Operating Activities	1,081	(62,667)	5,444
(1) Balance as of December 31.

(2) Adjusted EBITDA is a non-GAAP Financial measure. For more information regarding this measure and a reconciliation of this measure to the most comparable GAAP measure, see “Non-GAAP Financial Measures”
Overview
The following table summarizes our net loss for the years ended December 31, 2017, 2016 and 2015 (dollar amounts in thousands):

	Year Ended December 31,
	2017	2016	% Change	2016	2015	% Change
Total Net Revenues	$116,235	$136,005	(15)%	$136,005	$204,275	(33)%
Total Expenses	231,901	254,200	(9)%	254,200	229,903	11%
Net Loss Before Taxes	(115,666)	(118,195)	(2)%	(118,195)	(25,628)	361%
Income Tax Expense	(508)	546	(193)%	546	340	100%
Net Loss	$(115,158)	$(118,741)	(3)%	$(118,741)	(25,968)	357%
Total loan originations on the platform increased 31% in 2017 over 2016, which resulted in an increase in transactions fees of 37% or $35.0 million. Total net revenues for the year ended December 31, 2017 decreased approximately $19.8 million, a 15% decrease from the year ended December 31, 2016. This was primarily due to the $60.1 million of rebates that were provided to members of the Consortium via the issuance of Convertible Preferred Stock Warrants that vested during the year ended December 31, 2017. Total expenses for the year ended December 31, 2017 decreased $22.3 million, a 9% decrease from the year ended December 31, 2016, primarily due to a decrease in general and administrative expenses of $27.0 million, restructuring charges of $15.7 million and other expenses of $23.0 million as Prosper continued to realize the cost savings from the restructuring that took place in 2016. These decreases in expenses were offset by a $29.1 million increase in the fair value of the preferred stock warrant liability and an $13.3 million increase in sales and marketing expenses in 2017. Net loss for the year ended December 31, 2017 decreased $3.6 million, a 3% decrease from the year ended December 31, 2016, primarily due to the decreased expenses experienced in 2017.
Total net revenues for the year ended December 31, 2016 decreased approximately $68.3 million, a 33% decrease from the year ended December 31, 2015, primarily due to reduced loan originations on the platform, which decreased 42%. Total expenses for the year ended December 31, 2016 increased $24.3 million, a 11% increase from the year ended December 31, 2015, primarily due to restructuring changes of $17.0 million and a $30.7 million expense resulting from the termination of a contract with Colchis Capital Management, L.P. These expenses were partially offset by cost reductions made in the second half of 2016. Net loss for the year ended December 31, 2016 increased $92.8 million, a 357% increase from the year ended December 31, 2015, primarily due to the lower revenues and increased expenses experienced in 2016.
Origination Volume
From inception through December 31, 2017, a total of 885,662 Borrower Loans, totaling $11.2 billion, were originated through our marketplace. During the year ended December 31, 2017, 223,002 Borrower Loans totaling $2.9 billion were originated through our marketplace as compared to 161,297 Borrower Loans totaling $2.2 billion originated during the year ended December 31, 2016, which represented a unit increase of 38% and a dollar increase of 31%.
The increase in originations Prosper experienced during the year ended December 31, 2017 were primarily driven by the actions Prosper took to increase the amount of capital available to make purchases through its marketplace.  On February 27, 2017, Prosper signed an agreement with a consortium of investors for the purchase of up to $5.0 billion of loans over two years (for more details please see Note 15 to our condensed consolidated financial statements).
Loan origination volume by Prosper Rating was as follows (in millions):

	Year Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
AA	$197	7%	$240	11%	$327	9%
A	365	13%	459	21%	815	22%
B	641	22%	528	24%	988	27%
C	872	30%	575	26%	988	27%
D	501	17%	259	12%	421	11%
E	236	8%	96	4%	149	4%
HR	64	2%	31	1%	36	1%
Total	$2,876		$2,188		$3,724

During 2017, the mix of originations on the Prosper platform was relatively higher risk when compared to 2016, this was a result of two primary drivers.  First, Prosper raised its loss expectations for some applicant profiles, which caused some borrowers that would previously have received one rating (such as an A rating) to receive a lower rating (such as a B rating).  Second, demand for higher risk assets on the Prosper platform was greater in the first half of 2017 compared with the general demand seen in 2016. In the second half of 2017, Prosper increased the proportion of lower risk originations on its platform as it tightened credit to reduce borrower defaults.
Results of Operations
Revenues
The following table summarizes our revenue for the years ended December 31, 2017, 2016 and 2015 (dollar amounts in thousands):

	Year Ended December 31,
	2017	2016	% Change	2016	2015	% Change
Operating Revenues
Transaction Fees, Net	$130,174	$95,130	37%	$95,130	161,708	(41)%
Servicing Fees, Net	27,206	28,903	(6)%	28,903	17,238	68%
Gain on Sale of Borrower Loans	11,431	3,637	214%	3,637	14,151	(74)%
Fair Value of Warrants Vested on Sale of Borrower Loans	(60,122)	—	100%	—	—	—%
Other Revenues	4,806	5,245	(8)%	5,245	7,687	(32)%
Total Operating Revenues	113,495	132,915	(15)%	132,915	200,784	(34)%
Interest Income
Interest Income on Borrower Loans	47,208	44,649	6%	44,649	41,606	7%
Interest Expense on Notes	(43,954)	(41,187)	7%	(41,187)	(38,174)	8%
Net Interest Income	3,254	3,462	(6)%	3,462	3,432	1%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(514)	(372)	38%	(372)	59	(731)%
Total Net Revenues	116,235	136,005	(15)%	136,005	204,275	(33)%

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
Transaction fees increased by 37% for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to higher origination volume through our marketplace, as described above. The average transaction fee for the year ended December 31, 2017 was 4.53%, an increase from 4.35% for the year ended December 31, 2016. This increase was due to marketing fee increases implemented in the second quarter of 2016 for certain Prosper Ratings. The marketing fee increases were partially offset by the fair value of the loan trailing fee on loans originated on the platform during the period.
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
The decrease in servicing fees for 2017 was due to the decrease in the average unpaid balance of Borrower Loans being serviced. The increase in servicing fees for 2016 was due to the increase in Borrower Loans being serviced as a result of the cumulative growth in sales of Borrower Loans sold through the Whole Loan Channel prior to 2016.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The increase in 2017 compared to 2016 was due to an increase in the volume of such sales during 2017 due to an increase in loans originated through the platform as described above and $1.9 million less of rebates that were issued in 2017 when compared to 2016.
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

Other Revenues
Other revenues consist primarily of securitization fees and credit referral fees. Credit referral fees are where partner companies pay us an agreed upon amount for referrals of customers from our platform. Securitization fees represent fees Prosper earns to facilitate securitizations for purchasers of borrower loans. The decrease from 2016 to 2017 was not material.
The decrease in other revenue for 2016 compared to 2015 was primarily the result of decreased traffic to existing partners. As described below, Prosper decreased its sales and marketing efforts during the year, which resulted in less traffic to the marketplace and, as a result, less referrals to our existing partners.
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
Overall, the decrease in net interest income for 2017 compared to 2016 was primarily driven by the decrease in volume of Borrower Loans originated through the Note Channel. Overall, the increase in net interest income for 2016 compared to 2015 was primarily driven by the increase in volume of Borrower Loans originated through the Note Channel.
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
The following table summarizes the fair value adjustments for the years ended December 31, 2017, 2016 and 2015, respectively (dollar amounts in thousands):

	Year ended December 31,
	2017	2016	2015
Borrower Loans	$(25,552)	$(25,934)	$(21,594)
Loans Held for Sale	7	(7)	(121)
Notes	25,031	25,569	21,774
Total	$(514)	$(372)	$59

Expenses
The following table summarizes our expenses for the years ended December 31, 2017, 2016 and 2015 (dollar amounts in thousands):

	Year ended December 31,
	2017	2016	% Change	2016	2015	% Change
Expenses
Origination and Servicing	$34,881	$33,944	3%	33,944	31,139	9%
Sales and Marketing	83,462	70,146	19%	70,146	112,284	(38)%
General and Administrative - Research and Development	16,383	26,214	(38)%	26,214	18,014	46%
General and Administrative - Other	59,303	76,521	(23)%	76,521	68,466	12%
Change in Fair Value of Convertible Preferred Stock Warrants	29,140	7	100%	7	—	100%
Restructuring Charges	1,340	17,027	(92)%	17,027	—	100%
Other Expenses	7,392	30,341	(76)%	30,341	—	100%
Total Expenses	$231,901	$254,200	(9)%	254,200	229,903	11%
As of December 31, 2017, 2016 and 2015, we had 377, 355 and 619 full-time employees, respectively.  The following table reflects full-time employees as of December 31, 2017, 2016 and 2015 by department.

	December 31,
	2017	2016	2015
Origination and Servicing	163	151	221
Sales and Marketing	13	28	115
General and Administrative - Research and Development	81	78	133
General and Administrative - Other	120	98	150
Total Headcount	377	355	619
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The increase in 2017 compared to 2016 of 3% was primarily due to $1.8 million in increased amortization costs for internal use software and $1.9 million due to increased use of outsourced services. The increase was offset by a decrease in compensation costs of $2.9 million.
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
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing, as well as the compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the year ended December 31, 2017 compared to the year ended December 31, 2016, the increase of 19% was largely due to increased variable costs as Prosper increased its marketing efforts to increase demand from Borrowers given the greater availability of funding from investors. These increases included a $17.1 million or 41% increase in direct mailing costs as Prosper increased the volume of its direct mail campaigns, a $3.7 million or 38% increase in partnership costs as Prosper significantly increased partnership activities and a $3.9 million or 107% increase in online marketing costs. These increases were offset by a $7.8 million or 72% decrease in compensation costs as Prosper significantly reduced its sales and marketing headcount in 2016.
For the year ended December 31, 2016 compared to the year ended December 31, 2015, the decrease of 38% in expenses was largely due to decreased variable costs and a decrease in personnel as Prosper slowed its marketing efforts to reduce demand from Borrowers and maintain marketplace equilibrium due to decreases in investor demand through the Whole Loan Channel. These decreases included a $9.2 million or 18% decrease in direct mailing costs as Prosper reduced the volume of its direct mail campaigns, a $25.8 million or 75% decrease in partnership costs as Prosper significantly reduced partnership activities and a $2.2 million or 42% decrease in online marketing costs as Prosper significantly reduced its efforts in this area. Compensation costs decreased during the year ended December 31, 2016 by $1.2 million or 10%. These reductions are not as large as the decrease in activity-based spending as Prosper increased sales and marketing headcount during the first four months of 2016 before making significant reductions in such headcount during the restructuring in May 2016.
General and Administrative – Research and Development
Research and development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees and related vendor costs. The decrease in 2017 compared to 2016 of 38% was primarily due to a decrease in compensation costs of $8.0 million and a decrease of $1.5 million due to lower contractor and consultant usage. Compensation costs decreased as a result of the decrease in headcount.
The increase in 2016 compared to 2015 of 46% was primarily due to an increase in personnel-related expenses as we expanded our engineering and product development teams to support our continued investment in our marketplace. The increase for stock based compensation costs by $4.0 million or 156% was due to large grants to new employees who were granted options in late 2015 and due to additional expense as a result of the stock option reprice that occurred in May 2016. Salaries and wages for these employees increased 25% or $3.3 million as a result of increased employee levels for the first four months of 2016 before the restructuring that occurred in May of 2016 that significantly lowered the employee levels.
General and Administrative – Other
General and administrative other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The decrease in 2017 compared to 2016 of 23% was primarily the result of a decrease in compensation expense of $11.3 million, a decrease in professional services of $4.4 million and a decrease in rent and occupancy expenses of $3.1 million. The decrease in compensation expenses is the result of the reduction in headcount since the restructuring in May 2016. Rent and occupancy related expenses have decreased as Prosper has ceased the use of, subleased or terminated a number of leases for office space.
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
Changes in the Fair Value of Convertible Preferred Stock Warrants
Changes in the Fair Value of Convertible Preferred Stock warrants increased $29.1 million in 2017 over 2016. The convertible preferred stock warrants were issued in late 2016 and over the course of 2017 and as a result there was limited change in fair value in 2016.
Restructuring Charges
Restructuring costs consist of personnel and facilities related costs related to the strategic restructuring of the business that Prosper announced on May 3, 2016.   For 2017, the expenses relate to adjustments to fair value of the existing liabilities and accretion expense on the remaining liability. The 2016 restructuring included the termination of certain employees in our Phoenix, Arizona and San Francisco, California locations and the closing of our Salt Lake City, Utah location. Personnel costs include employee severance and benefits for the termination of 167 employees. Facilities charges include estimated losses on the sublease and lease termination costs for properties in Phoenix, Salt Lake City and San Francisco. Additionally, in the fourth quarter of 2016, Prosper incurred additional restructuring expenses when it closed its office in Tel Aviv, Israel and ceased the use of leased office space in Delaware. The closure of the Tel Aviv office included the termination of 31 employees. Prosper did not incur restructuring costs in 2015.
Other
Other expenses consist of interest income, contract termination costs and impairment charges on assets held for sale. In 2017, management recorded an impairment charge of $6.4 million related to the intangible assets associated with the Prosper Daily application and Prosper settled certain rebates related to the purchase of whole loans by members of the Consortium prior to the closing of the Consortium transaction via the issuance of Convertible Preferred Stock Warrants at a loss of $1.5 million over the cash settlement amount. In 2016, Prosper negotiated the termination of a contract with Colchis Capital Management, L.P. ("Colchis"). In exchange for termination of the contract Prosper agreed to pay Colchis $9 million and issue a warrant to purchase shares of a new series of preferred stock representing 7% of Prosper's capitalization as of the date of issuance for $0.01 per share. The fair value of the warrants at the time of contract termination was $21.7 million. In 2015, no similar charges were incurred.
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

•
Contract termination charges - We have incurred contract termination charges that are included in our GAAP financial statements, related to a material contract termination. We exclude this item from our non-GAAP financial measures when evaluating our continuing business performance as such items do not reflect expected future operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or historical operations of our business.

The following table presents a reconciliation of Net Loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net Loss	$(115,158)	$(118,741)	$(25,968)
Fair Value of Warrants Vested on Sale of Borrower Loans	60,122	—	—
Depreciation expense:
Servicing and Origination	5,853	4,083	3,161
General & Administration - Other	5,110	5,298	2,919
Amortization of Intangibles	1,385	3,838	1,569
Impairment of Intangibles	6,399	—	—
Stock-based Compensation	12,238	19,787	13,011
Restructuring Charges	1,340	17,027	—
Change in the Fair Value of Warrants	29,140	7	—
Interest Income on Available for Sale Securities, Cash and Cash Equivalents	(461)	(547)	(177)
Contract Termination	—	30,711	—
Income Tax Expense	(508)	546	340
Adjusted EBITDA	$5,460	$(37,991)	$(5,145)

Expenses on the Consolidated Statement of Operations include the following amount of stock based compensation for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Origination and servicing	$996	$2,004	$1,231
Sales and marketing	553	2,914	2,561
General and administrative	10,689	14,824	9,219
Restructuring	—	45	—
Total stock based compensation	$12,238	$19,787	$13,011

Quarterly Results of Operations
The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters ended December 31, 2017. The unaudited quarterly statement of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited quarterly statement of operations data. Our historical results are not necessarily indicative of our future operating results. The following quarterly consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (dollar amounts in thousands, except per share information):

Quarters Ended	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues
Operating Revenues
Transaction Fees, Net	$30,632	$37,250	$35,423	$26,869
Servicing Fees, Net	7,284	6,976	6,793	6,154
Gain (Loss) on Sale of Borrower Loans	3,574	4,373	3,803	(318)
Fair Value of Warrants Vested on Sale of Borrower Loans	(18,157)	(21,772)	(16,887)	(3,307)
Other Revenues	1,280	1,390	1,415	720
Total Operating Revenues	24,613	28,217	30,547	30,118
Interest Income
Interest Income on Borrower Loans	11,636	12,065	12,007	11,499
Interest Expense on Notes	(10,851)	(11,247)	(11,177)	(10,678)
Net Interest Income	785	818	830	821
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(317)	(173)	70	(94)
Total Net Revenues	25,081	28,862	31,447	30,845
Expenses
Origination and Servicing	8,341	9,263	8,873	8,404
Sales and Marketing	21,829	21,947	20,131	19,555
General and Administrative	18,088	18,123	18,758	20,717
Restructuring Charges, Net	682	86	647	(75)
Change in Fair Value of Convertible Preferred Stock Warrants	—	6,323	22,416	401
Other Expenses, Net	(213)	(25)	1,930	5,700
Total Expenses	48,727	55,717	72,755	54,702
Net Loss Before Taxes	(23,646)	(26,855)	(41,308)	(23,857)
Income Tax Expense	(854)	85	97	164
Net Loss Applicable to Common Shareholders	$(22,792)	$(26,940)	$(41,405)	$(24,021)
Net Loss Per Share – Basic and Diluted	$(0.33)	$(0.39)	$(0.59)	$(0.35)
Weighted-Average Shares - Basic and Diluted	70,058,880	69,811,534	69,691,841	69,178,049

Quarters Ended	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues
Operating Revenues
Transaction Fees, Net	$19,944	$14,086	$19,276	$41,824
Servicing Fees, Net	7,004	7,079	7,676	7,144
Gain on Sale of Borrower Loans	(228)	761	(687)	3,791
Other Revenues	683	973	816	2,773
Total Operating Revenues	27,403	22,899	27,081	55,532
Interest Income
Interest Income on Borrower Loans	10,939	11,735	11,192	10,783
Interest Expense on Notes	(10,731)	(10,636)	(10,098)	(9,722)
Net Interest Income	208	1,099	1,094	1,061
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(245)	(47)	(2)	(78)
Total Net Revenues	27,366	23,951	28,173	56,515
Expenses
Origination and Servicing	7,029	7,633	8,833	10,449
Sales and Marketing	15,732	9,391	12,303	32,720
General and Administrative	18,851	24,740	28,499	30,645
Restructuring Charges, Net	3,436	(470)	14,061	—
Other Expenses, Net	30,348	—	—	—
Total Expenses	75,396	41,294	63,696	73,814
Net Loss Before Taxes	(48,030)	(17,343)	(35,523)	(17,299)
Income Tax Expense	202	74	105	165
Net Loss Applicable to Common Shareholders	$(48,232)	$(17,417)	$(35,628)	$(17,464)
Net Loss Per Share – Basic and Diluted	$(0.71)	$(0.27)	$(0.56)	$(0.29)
Weighted-Average Shares - Basic and Diluted	67,713,630	65,393,175	63,270,058	60,357,488

Liquidity and Capital Resources (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Net Loss	$(115,158)	$(118,741)	$(25,968)
Net cash provided by (used in) operating activities	1,081	(62,667)	5,444
Net cash used in investing activities	(28,085)	(21,542)	(174,213)
Net cash provided by financing activities	50,462	40,251	184,507
Net Increase (decrease) in cash and cash equivalents	23,458	(43,958)	15,738
Cash and cash equivalents at the beginning of the period	22,337	66,295	50,557
Cash and cash equivalents at the end of the period	$45,795	$22,337	$66,295
Net cash increased for the year ended December 31, 2017, primarily due to the $50 million ($47.9 million net of fees) raised through the sale of Series G Convertible Preferred Stock and $7.1 million of net income, net of non-cash items.  This was offset by net purchases of available for sale securities of $20.4 million, $2.3 million reduction in Accounts Payable and Accrued Liabilities, $3.2 million increase in prepaid expenses and a $3.0 million scheduled payment to reduce our settlement liability.

Net cash decreased for the year ended December 31, 2016, primarily due to the $54.4 million loss, net of non-cash items, $10.0 million for purchase of Property and Equipment, an additional $7.2 million for investing activity restricted cash which includes $5.5 million in additional collateral for WebBank, a $5 million payment for the BillGuard contingent liability and a $3 million scheduled payment to reduce our settlement liability. These decreases are offset by net proceeds from available for sale securities being converted to cash of $40.3 million. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties, which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans and $40.3 million of available for sale securities that have been converted into cash. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes. In the year ended December 31, 2015 cash provided by financing activities consisted primarily of $165 million ($164.8 million net of fees) raised through the issuance of Series D preferred convertible shares, which was offset by $29.2 million paid to repurchase common stock from certain employees.
Prosper also has available for sale securities that are available for its liquidity needs. The fair value of securities available for sale as of December 31, 2017 was $53.1 million. As a result the total cash, cash equivalents and available for sale investments available to Prosper at December 31, 2017 for its liquidity needs was $98.9 million. At December 31, 2017, the available for sale securities included Treasury Bills and US Treasury securities. All securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses. These securities continue to be available to meet liquidity needs.
We believe our cash and equivalents, together with available for sale investments and cash flows from operations, will be sufficient to meet our operating and liquidity requirements for at least the next twelve months. However, if the financial results anticipated are not achieved, our current cash and equivalents and available for sale investments may not be sufficient to meet our operating and liquidity requirements for at least the next twelve months without obtaining additional sources of liquidity which may not be available on favorable terms or at all. Our future operating and liquidity requirements will depend on numerous factors, including without limitation, future results of operations, and our continued ability to attract investors to our platform. If we are unable to generate positive cash flow from operations or to obtain funds from additional sources, this could have a material adverse effect on our business and financial condition.
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

Contractual Obligations
As of December 31, 2017, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations, net of minimum sublease rentals	$31,580	$4,529	$10,580	$10,869	$5,602
WebBank purchase obligations	29,322	29,322	—	—	—
Total contractual obligations	$60,902	$33,851	$10,580	$10,869	$5,602
WebBank Purchase Obligations
Under our loan account program with WebBank, a Utah-charted industrial bank that serves as our primary issuing bank, WebBank retains ownership of loans facilitated through our marketplace for two business days after origination. As part of this arrangement, we have committed to purchase the loans at the conclusion of the two business days.
Critical Accounting Policies
The accounting policies discussed below reflect our most significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results including: (i) fair value measurement of Borrower Loans and Notes; (ii) stock-based compensation expense; (iii) loan servicing assets and liabilities; (iv) consolidation of variable interest entities;  (v) valuation of goodwill and intangible assets; (vi) impairment of goodwill and intangible assets and (vii) convertible preferred stock warrant liability. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. For a full description of all accounting policies adopted by us, please see Note 2 to our consolidated financial statements.
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
Fair Value of Warrants Vested on the Sale of Borrower Loans

Fair Value of Warrants Vested on the Sale of Borrower Loans on the Consolidated Statement of Operations includes the fair of Series F Convertible Preferred Stock warrants that have vested during the period. These warrants relate to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vest when the Consortium purchases whole loans under the Consortium Purchase Agreement that was signed in February 2017. On vesting of the Series F warrants, Prosper records a liability as "Convertible Preferred Stock Warrant Liability" on the Consolidated Balance Sheet at fair value and a corresponding amount as "Fair Value of Warrants Vested on Sale of Borrower Loans" on the Consolidated Statement of Operations as contra-revenue.
We estimate the fair value of the Series F Convertible Preferred Stock warrants using valuation methods appropriate for the circumstances at the time of vesting. Generally, this includes determining the business enterprise value of the Company using methods that may include recent transactions in the Company's stock and market indicators. Once the business enterprise value has been estimated, an option pricing model is used to allocate the value to the various classes of Prosper's equity. The concluded per share value for the Series F convertible preferred stock warrant is then determined using a Black-Scholes option pricing model.
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
PFL formed PAH in November 2013 as a limited liability company with the sole equity member being PFL. PAH was formed to purchase certain Borrower Loans from PFL and sell them to certain participants in the Whole Loan Channel.
Results of Operations
Overview
The following table summarizes Prosper Funding’s net income for the years ended December 31, 2017 , December 31, 2016 and December 31, 2015(in thousands):

	Year Ended December 31,
	2017	2016	% Change	2016	2015	% Change
Total Net Revenue	$81,682	$72,439	13%	72,439	93,053	(22)%
Total Expenses	76,841	99,623	(23)%	99,623	67,718	47%
Net Income (Loss)	$4,841	$(27,184)	(118)%	(27,184)	25,335	(207)%
Total revenues for the year ended December 31, 2017 increased $9.2 million, a 13% increase from the year ended December 31, 2016, primarily due to the increased number of loan listings on the marketplace during 2017, which resulted in increased administration fee revenue for the listing driven portion of the administration fee.  Total expenses for the year ended December 31, 2017 decreased $22.8 million, a 23% decrease from the year ended December 31, 2016, primarily due to the non-recurring $30.7 million Colchis contract termination charge incurred in 2016 described in other expenses below.  Net income for the year ended December 31, 2017 increased $32.0 million, a 118% increase from the year ended December 31, 2016, primarily due to the contract termination charge not recurring in 2017 and higher loan listings on the marketplace.
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

Revenues
The following table summarizes Prosper Funding’s revenue for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (in thousands):

	Year ended December 31,
	2017	2016	% Change	2016	2015	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$101,500	$36,630	177%	$36,630	57,919	(37)%
Servicing Fees, Net	25,963	28,604	(9)%	$28,604	16,218	76%
Gain on Sale of Borrower Loans	(48,691)	3,637	(1,439)%	$3,637	14,151	(74)%
Other Revenues	170	478	(64)%	$478	1,500	(68)%
Total Operating Revenues	78,942	69,349	14%	$69,349	89,788	(23)%
Interest Income on Borrower Loans	$47,208	$44,649	6%	$44,649	41,380	8%
Interest Expense on Notes	$(43,954)	$(41,187)	7%	$(41,187)	(38,174)	8%
Net Interest Income	3,254	3,462	(6)%	$3,462	3,206	8%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(514)	(372)	38%	$(372)	59	(731)%
Total Revenues	$81,682	$72,439	13%	$72,439	93,053	(22)%
Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. Effective July 1, 2016 the Administration Agreement was amended. The amendments included amending the License Fee to include a fixed monthly fee alongside a reduced variable fee and the introduction of a Rebates Fee related to rebates given to investors.  The increase in 2017 was the result of an increase in the listing driven portion of administration fees as a result of higher listings in 2017 and the above changes in the Administration Agreement, which was designed to compensate Prosper Funding for any rebates offered to whole loan investors. The decrease in the administration fee revenue in 2016 was the result of lower listing volume during 2016.  The decrease in listings was the result of Prosper reducing marketing spend to reduce demand and maintain marketplace equilibrium.
Servicing Fee Revenue
Prosper Funding earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates Prosper Funding for the costs it incurs in servicing these Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The decrease in servicing fees in 2017 compared to 2016 was due to the decrease in Borrower Loans being serviced as a result of the decrease in loan originations in 2016. The increase in servicing fees in 2016 was due to the increase in Borrower Loans being serviced as a result of the growth in sales of Borrower Loans through the Whole Loan Channel in 2015

Gain (Loss) on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The loss in 2017 was due to an increase in rebates offered to certain whole loan investors to facilitate the sale of large volumes of Borrower Loans through the Whole Loan Channel. The increase in rebates of $52.3 million is primarily due to warrants issued by PMI in relation to the agreement with the Consortium that was reached in 2017 that results in warrants for convertible preferred stock vesting as loans are purchased by the Consortium.
The decrease in 2016 was due to a decrease in volume originated through the platform as described previously and the related sales and rebates given to investors of $5.9 million in 2016 to encourage whole loan purchases. This compares to no rebates given to investors on purchase in 2015.
Other Revenues
Other revenues consists primarily of fees earned from facilitating securitizations for whole loan purchasers.  The change in 2017 is not significant. The decrease in 2016 was due to less instances of whole loan purchasers securitizing loans in 2016 compared to 2015.
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
Overall, the decrease in net interest income for 2017 compared to 2016 was primarily driven by the decrease in volume of Borrower Loans originated through the Note Channel. The increase in net interest income in 2016 was primarily driven by the increase in volume of Borrower Loans originated through the Note Channel.
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
The following table summarizes the fair value adjustments for the years ended December 31, 2017, 2016, and 2015 respectively (in thousands):

	Year ended December 31,
	2017	2016	2015
Borrower Loans	$(25,552)	$(25,934)	$(21,594)
Notes	25,031	25,569	21,774
Loans Held for Sale	7	(7)	(121)
Total	$(514)	$(372)	$59

Expenses
The following table summarizes Prosper Funding’s expenses for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year ended December 31,
	2017	2016	% Change	2016	2015	% Change
Expenses
Administration Fee Expense – Related Party	$70,359	$62,203	13%	$62,203	$62,786	(1)%
Servicing	6,103	5,395	13%	5,395	3,705	46%
General and Administrative	379	1,321	(71)%	1,321	1,227	8%
Other	—	30,704	(100)%	30,704	—	100%
Total Expenses	$76,841	$99,623	(23)%	$99,623	$67,718	47%
Administration Fee Expense - Related Party
Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all servicing fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding. The increase in 2017 was due to higher fees paid on the origination of borrower loans due to the increase in origination volume. The decrease in 2016 in the administration fee expense was primarily due to less loans being originated on the marketplace in 2016, resulting in decreased fees owed to PMI by Prosper Funding.
Servicing
Servicing costs consist primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The increase for 2017 was primarily due to an increase in amortization of internal use software. The increase in 2016 was primarily due to an increase in loan processing costs which was driven by higher loan volumes being serviced.
General and Administrative
General and administrative costs consist primarily of bank service charges and professional fees. The decrease in 2017 was primarily due to a decrease in outsourced costs. The increase in 2016 was primarily due to an increase in bank charges that were incurred with the increased transaction volume.
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
Quarterly Results of Operations
The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters ended December 31, 2017. The unaudited quarterly statement of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited quarterly statement of operations data. Our historical results are not necessarily indicative of our future operating results. The following quarterly consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (dollar amounts in thousands, except per share information):

Quarters Ended	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	26,840	32,198	27,309	15,153
Servicing Fees, Net	6,937	6,626	6,520	5,879
Gain (Loss) on Sale of Borrower Loans	(14,583)	(17,399)	(13,084)	(3,625)
Other Revenues	60	45	34	32
Total Operating Revenues	19,254	21,470	20,779	17,439
Interest Income on Borrower Loans	11,637	12,066	12,007	11,499
Interest Expense on Notes	(10,853)	(11,247)	(11,177)	(10,678)
Net Interest Income	784	819	830	821
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(317)	(173)	70	(94)
Total Net Revenues	19,721	22,116	21,679	18,166
Expenses
Administration Fee – Related Party	17,000	19,078	18,466	15,815
Servicing	1,296	1,553	1,524	1,730
General and Administrative	(125)	186	145	173
Total Expenses	18,171	20,817	20,135	17,718
Total Net Income	1,550	1,299	1,544	448

Quarters Ended	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	8,753	5,530	6,930	15,417
Servicing Fees, Net	6,955	7,026	7,589	7,034
Gain on Sale of Borrower Loans	(228)	761	(687)	3,791
Other Revenues	30	30	26	392
Total Operating Revenues	15,510	13,347	13,858	26,634
Interest Income on Borrower Loans	11,588	11,566	10,988	10,507
Interest Expense on Notes	(10,731)	(10,636)	(10,098)	(9,722)
Net Interest Income	857	930	890	785
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(245)	(47)	(2)	(78)
Total Net Revenues	16,122	14,230	14,746	27,341
Expenses
Administration Fee – Related Party	13,701	12,243	15,652	20,607
Servicing	1,258	1,374	1,536	1,227
General and Administrative	245	342	380	357
Other	30,701
Total Expenses	45,905	13,959	17,568	22,191
Total Net Income	(29,783)	271	(2,822)	5,150

Liquidity and Capital Resources (in thousands):

	December 31,
	2017	2016	2015
Net Income	$4,841	$(27,184)	$25,335
Net cash provided in operating activities	14,508	8,836	34,174
Net cash used in investing activities	(9,977)	(52,242)	(52,815)
Net cash (used in) provided by financing activities	(3,237)	35,309	9,890
Net increase (decrease) in cash and cash equivalents	1,294	(8,097)	(8,751)
Cash and cash equivalents at the beginning of the period	6,929	15,026	23,777
Cash and cash equivalents at the end of the period	$8,223	$6,929	$15,026
Net cash and cash equivalents increased for the year ended December 31, 2017. Cash flows were positive primarily due to net operating income of $8.9 million net of non-cash items, this was offset by a $5.8 million distribution to the PMI. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes and distributions to PMI.
Net cash and cash equivalents decreased for the year ended December 31, 2016. Cash flows were negative primarily due to a cash distribution to PMI of $8.5 million and purchases of property and equipment of $5.6 million, these were offset of net income of $3.5 million when excluding the non-cash loss on contract termination.
Income Taxes
Prosper Funding incurred no income tax provision for the years ended December 31, 2017 and 2016. Prosper Funding is a US disregarded entity and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
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
Because balances, interest rates and maturities of Borrower Loans are matched and offset by an equal balance of Notes with the exact same interest rates before our servicing fee and initial maturities, we believe that we do not have any material exposure to changes in the net fair value of the combined Borrower Loan and Note portfolios as a result of changes in interest rates. We do not hold or issue financial instruments for trading purposes.
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

Prosper had cash and cash equivalents of $45.8 million as of December 31, 2017, and $22.3 million as of December 31, 2016.  These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes.  Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.
Interest Rate Sensitivity
Prosper also holds available for sale investments.  The fair value of Prosper’s available for sale investment portfolio was $53.1 million and $32.8 million as of December 31, 2017 and December 31, 2016, respectively.  These investments consisted of corporate debt securities, commercial paper, U.S. agency bonds, U.S. Treasury securities and short term bonds. To mitigate the risk of loss, Prosper’s investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, Prosper limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on Prosper’s available for sale investments and the market value of those investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.3 million in the fair value of Prosper’s available for sale investments as of December 31, 2017, and of approximately $0.1 million in the fair value of Prosper’s available for sale investments as of December 31, 2016. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $0.3 million in the fair value of Prosper’s available for sale investments as of December 31, 2017, and of approximately $0.1 million in the fair value of Prosper’s available for sale investments as of December 31, 2016. Any realized gains or losses resulting from such interest rate changes would only be recorded in the consolidated statement of operations if Prosper sold the investments prior to maturity or the investments were not considered other-than-temporarily impaired.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, each Registrant’s management, under the supervision and with the participation of such Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of such Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2017. Based upon this evaluation, the PEO and the PFO of each Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to each Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.
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

The Registrants’ management has assessed the effectiveness of the Registrants’ internal control over financial reporting as of December 31, 2017. In making this assessment the Registrants used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Each Registrant’s assessment included documenting and evaluating the effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as each Registrant’s principal executive officer and principal financial officer has concluded that such Registrant’s internal controls were effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2017, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this December 31, 2017 Form 10-K, the Registrants’ management, under the supervision and with the participation of each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of each Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2017. Each Registrant’s PEO and PFO have concluded that, as of December 31, 2017, each Registrant’s disclosure controls and procedures were effective.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Prosper Marketplace, Inc.
Executive Officers, Directors and Key Employees
The following table sets forth information about PMI’s executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
David Kimball	47	Chief Executive Officer and Director
Usama Ashraf	41	Chief Financial Officer
Brad Pennington	36	Chief Risk Officer
Kunal Kaul	41	Executive Vice President, Operations
Sachin D. Adarkar	51	General Counsel and Secretary
Nasos Topakas	53	Chief Technology Officer
Rajeev V. Date	46	Director
Patrick W. Grady	35	Director
David R. Golob	50	Director
Claire A. Huang	55	Director
Nigel W. Morris	59	Director
Mason D. Haupt	62	Director
David Kimball has served as Chief Executive Officer and a director of PMI since December 2016. From March 2016 to February 2017, Mr. Kimball served as PMI's Chief Financial Officer. He also currently serves as Chief Executive Officer and a director of PFL. Prior to joining PMI, Mr. Kimball was Senior Financial Officer of United Services Automobile Association's (USAA) Chief Operating Office, with financial responsibility for the real estate unit, the bank, the P&C and life insurance companies, the investment management company, and the call centers/distribution functions. Before his position as Senior Financial Officer of USAA's Chief Operating Office, Mr. Kimball spent eight years in various finance roles at USAA, including Senior Vice President of Corporate Finance; Corporate Treasurer; Chief Financial Officer of USAA Federal Savings Bank; and Assistant Vice President of Capital Markets.  Prior to his time at USAA, Mr. Kimball spent ten years at Ford Motor Company and Ford Motor Credit Company in both the U.S. and U.K., working on their securitization programs, debt issuance, and a variety of financial planning and analysis positions. Mr. Kimball holds an M.B.A. and a B.A. in English from Brigham Young University. PMI believes that Mr. Kimball's financial and business expertise give him the qualifications and skills to serve as a director.
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
Sachin D. Adarkar has served as PMI’s General Counsel and Secretary since August 2009. Mr. Adarkar also serves as Secretary of PFL.  Prior to joining PMI, he served as Vice President and Deputy General Counsel of GreenPoint Mortgage Funding, Inc., a wholesale mortgage lender in Novato, CA. Prior to joining GreenPoint, Mr. Adarkar spent several years practicing with the law firm of Howard Rice Nemerovski Canady Falk & Rabkin, in San Francisco (now part of Arnold & Porter LLP), and also served as Vice President and General Counsel of Valley Media, Inc., a music and video distributor. Mr. Adarkar has a J.D. from UCLA, an M.A. from the University of California at Berkeley and a B.A., cum laude, from Georgetown University. Mr. Adarkar is a member of the California Bar. On March 14, 2018, Sachin Adarkar announced his intention to resign as General Counsel and Secretary of PMI and Secretary of PFL, effective April 13, 2018.
Nasos Topakas has served as Chief Technology Officer since April 2017. Prior to joining PMI, from June 2010 to February 2017, Mr. Topakas served as Chief Technology Officer at Art.com, Inc., an online wall art and contemporary decor retailer, where he was head of all technology and product departments, with responsibility for the overall technology vision, strategy, engineering execution, and architectural direction. Prior to his time at Art.com, Inc., Mr. Topakas worked at SendMe, Inc., where he served as Chief Technology Officer from November 2007 to May 2010. As Chief Technology Officer of SendMe, Inc., Mr. Topakas was head of all technology departments, including Engineering, Architecture, Technical Project Office, QA, Technical Ops and Corporate IT. Mr. Topakas participated at the M.B.A. executive program from Golden Gate University and holds a B.S. in Computer Science from San Francisco State University.
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
Claire A. Huang has served as a director of PMI since December 2017. Ms. Huang has also been a member of the board of directors of: PODS, a leading storage and moving company, since 2018; and Mirador Financial, Inc., a small business lending platform, since June 2017. Ms. Huang previously served on the board of directors of Scotttrade, a leading online brokerage firm, from 2015 to 2017. Ms. Huang has extensive experience in marketing and brand management. She served as the first global Chief Marketing Officer of JP Morgan Chase from 2012 to 2014, where she worked with the marketing teams across all Chase retail and JP Morgan wholesale businesses to build brands and businesses with a customer focus. Before joining JP Morgan Chase, from 2008 to 2012, Ms. Huang held global head of marketing positions at Bank of America Merrill Lynch, where she was responsible for a number of high profile marketing initiatives, including the integration of Merrill Lynch and Bank of America and the launch of Merrill Edge, the company’s brokerage platform. Prior to her time at Bank of America Merrill Lynch, Ms. Huang held marketing leadership positions at Fidelity Investments, American Express Company, Wise Foods, and The Haagen-Dazs Company. Ms. Huang received a B.A. in Economics from De La Salle University in Manilla, Philippines. PMI believes that Ms. Huang’s marketing and brand management expertise, as well as her experience at several leading financial institutions, give her the qualifications and skills to serve as a director.
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
Mason D. Haupt has served as one of PMI’s directors since February 2018. He has more than 30 years of experience working in the investment management business. Mr. Haupt served as a Portfolio Manager at Soros Fund Management, LLC, a private investment management firm, from August 2008 to March 2014, and prior to that, from 2006 to 2008, he engaged in private investment activities. From June 2003 to March 2006, Mr. Haupt was a Partner at Five Mile Capital Partners, LLC, an alternative investment and asset management company. During his time at Five Mile Capital Partners, Mr. Haupt served as Portfolio Manager of the company’s Housatonic Fund, a relative value, fixed income hedge fund. Mr. Haupt served as Chairman and Chief Executive Officer of MortgageSight, an electronic platform for mortgage securities, from 2000 to 2001. Previously, he spent more than a decade with Salomon Brothers, culminating in the position of Managing Director of the Mortgage Securities Department. Mr. Haupt received an M.B.A. from Harvard Business School and a B.S. in Economics, with concentrations in Management and Accounting, from The Wharton School of the University of Pennsylvania. PMI believes that Mr. Haupt’s financial and business expertise, including his extensive investment management experience, give him the qualifications and skills to serve as a director.
Board Composition and Election of Directors
PMI’s board of directors currently consists of eight seats, with one vacancy to be filled by a designee of the Series A-1 Holders. All of the current members of PMI's board of directors were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of PMI’s stockholders. In selecting the composition of its board of directors, PMI seeks to ensure that its board of directors collectively has a balance of expertise in the following areas: internet based business, consumer financial products and experience directing public and start-up companies. Based on these criteria, PMI believes that its board of directors has been effective in identifying diverse directors. The board of directors’ composition provisions of PMI’s voting rights agreement are still in effect.  For more information regarding the terms of the voting rights agreement, see “Item 13. – Certain Relationships and Related Transactions, and Director Independence.” Holders of the Notes offered through our marketplace, and the accompanying PMI Management Rights, will have no ability to elect or influence PMI’s directors or approve significant corporate transactions, such as a merger or other sale of PMI or its assets.
Board Leadership
Because PMI’s common stock is not listed on a national exchange, PMI is not required to maintain a board of directors consisting of a majority of independent directors, or to maintain an audit, nominating or compensation committee. PMI does not have a lead independent director.

Code of Ethics
Our Board of Directors is committed to a high standard of corporate governance practices and, through its oversight role, believes that it has encouraged and promoted a requisite culture of ethical business conduct among PMI’s officers and employees. To memorialize its commitment to these standards, the Board of Directors of PMI adopted a “Code of Ethics and Business Conduct” that applies to all of PMI's employees, directors and officers, including the Chief Executive Officer, Chief Financial Officer and other executive officers. A copy of the Code of Ethics and Business Conduct is available on our website at https://www.prosper.com/plp/about/. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, certain provisions of the Code of Ethics and Business Conduct by posting such information on Prosper's website or in public filings.
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
Compensation Committee
PMI’s board of directors approved the formation of a Compensation Committee in August 2011.  The current members of the Compensation Committee are Patrick W. Grady (Chair), Mason D. Haupt, and Claire A. Huang. The Compensation Committee oversees PMI’s executive officer compensation arrangements, plans, policies and programs maintained by PMI and administers PMI’s equity-based compensation plan for employees generally (including issuance of stock options, RSUs and other equity-based awards granted other than pursuant to a plan).  The Compensation Committee meets at such times as determined appropriate by the Chair of the Compensation Committee.
Audit Committee
PMI’s board of directors approved the formation of an Audit Committee in January 2010.  The current members of the Audit Committee are Rajeev V. Date (Chair) and Patrick W. Grady.  The Audit Committee oversees financial risk exposures, including monitoring the integrity of PMI’s consolidated financial statements, internal controls over financial reporting and the independence of PMI’s Independent Registered Public Accounting Firm.  The Audit Committee receives internal control related assessments and reviews and discusses PMI’s annual and quarterly consolidated financial statements with management.  In fulfilling its oversight responsibilities with respect to compliance matters, the Audit Committee meets at least quarterly with management, PMI’s Independent Registered Public Accounting firm and PMI’s internal legal counsel to discuss risks related to PMI’s financial reporting function.

The Audit Committee is exempt from independence listing standards because PMI's common stock is not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, the board of directors of PMI has determined that each of the current members of PMI's Audit Committee is independent under the listing requirements and rules of the NYSE, and also satisfies the independence requirements of Section 10(m)(3) of the Exchange Act. Additionally, PMI's board of directors has determined that each of the current members of the Audit Committee is an audit committee financial expert as defined under SEC regulations and the listing requirements and rules of the NYSE.
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
Prosper Marketplace, Inc.
Compensation Discussion and Analysis
Overview

This section describes PMI's executive compensation objectives, compensation-setting process, executive compensation components and significant 2017 compensation decisions for PMI's named executive officers ("NEOs"). The compensation provided to PMI's NEOs for 2017 is set forth in detail in the Summary Compensation Table and other tables and the accompanying footnotes and narrative that follow this section.
PMI's named executive officers for 2017 are as follows:

•	David Kimball, our Chief Executive Officer, and our Chief Financial Officer until February 27, 2017;

•	Usama Ashraf, our Chief Financial Officer as of February 27, 2017;

•	Brad Pennington, our Chief Risk Officer;

•	Kunal Kaul, our Executive Vice President, Operations; and

•	Nasos Topakas, our Chief Technology Officer as of April 17, 2017.

Executive Compensation Objectives
The objectives of PMI's executive compensation are to:

•	attract, retain and motivate senior management leaders who are capable of advancing PMI's mission and strategy and ultimately, creating and maintaining its long-term equity value;
•align the interests of PMI's executive officers with its stockholders’ long-term interests; and

•	reward executive officers for their contributions to PMI's overall performance as well as for their individual performance.

Compensation-Setting Process
In 2017 and in prior years, PMI did not have a formal incentive compensation program in place for its executive officers. The Compensation Committee is responsible for evaluating and approving compensation for PMI's executive officers, including the NEOs. In setting 2017 compensation, PMI's Chief Executive Officer worked closely with the Compensation Committee in making recommendations and attending Committee meetings. Because of his daily involvement with PMI's executive team, the Chief Executive Officer was involved in the determination of compensation for all of PMI's executive officers other than himself. The Compensation Committee also delegated to the Chief Executive Officer the authority to make compensation decisions for senior management and executive officers (other than the Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer), subject to certain compensation limits set by the Compensation Committee.

Executive Compensation Components

PMI's 2017 Named Executive Officer Compensation packages include: (1) base salary; (2) cash bonuses; and (3) equity-based compensation in the form of stock options and restricted stock units (RSUs). PMI believes that this compensation mix supports its objective of attracting, motivating and retaining a talented and entrepreneurial executive team who will provide leadership for Prosper’s success in dynamic and competitive markets. PMI's compensation program is balanced among all three components in order to attract top talent and maximize retention, while ensuring that an appropriate portion of the executives’ compensation is tied to the Company's and its stockholders’ long-term interests.

Base Salary. Base salary is a fixed amount, and is not tied to any metric relating to the performance of PMI's business as a whole. The base salary of each executive officer is initially established in the executive officer's offer letter, and reviewed annually by the Compensation Committee. In determining base salaries for 2017, PMI's Compensation Committee together with the Chief Executive Officer considered the individual executive officer's scope of responsibilities, contributions, prior salary level and position (in case of a promotion), and financial and market conditions.

The following table summarizes information regarding the base salaries for PMI's named executive officers for 2017:

Name	2017 Base Salary
David Kimball (1)	$500,000
Usama Ashraf (2)	$350,000
Brad Pennington (3)	$350,000
Kunal Kaul (4)	$315,000
Nasos Topakas (5)	$350,000

(1)	In early 2017, PMI’s Compensation Committee reviewed executive base salaries and decided to keep Mr. Kimball’s annual base salary at $500,000, the same level as the previous year.

(2)	In February of 2017, PMI hired Mr. Ashraf as its new Chief Financial Officer, with an annual base salary of $350,000.

(3)	In early 2017, PMI’s Compensation Committee reviewed executive base salaries and decided to keep Mr. Pennington's annual base salary at $350,000, the same level as the previous year.

(4)	Mr. Kaul’s annual base salary was increased from $300,000 to $315,000 in March of 2017.

(5)	In April of 2017, PMI hired Mr. Topakas as its new Chief Technology Officer, with an annual base salary of $350,000.

Cash Bonuses.  Generally, discretionary cash bonuses are not formally tied to any specific metrics regarding Company performance, and are determined by the Compensation Committee (in consultation with the Chief Executive Officer) in its sole discretion. In prior years, the Compensation Committee has approved discretionary cash bonuses for PMI's executive officers, including its NEOs, in order to reward PMI's individual executive officers for their contribution toward PMI's growth initiatives and performance toward individual goal achievement.

In 2017, the Company used cash bonuses primarily to attract and retain senior management leaders that were critical to advancing the Company’s short and long term strategic goals. In November 2016, in order to incentivize and encourage the grantees to remain with the Company, the Compensation Committee awarded certain executive officers, including Mr. Kaul and Mr. Pennington, retention bonus awards in lieu of performance bonuses. The retention bonuses replaced the grantees’ 2016 and 2017 performance-based cash bonuses, and were equal to 75% of their respective base salary as of the close of the applicable calendar year. The retention bonuses for 2017 will be paid to Messrs. Kaul and Pennington in March 2018.

The Company also made use of guaranteed cash bonuses in 2017 to help attract and retain critical talent, including NEOs Mr. Ashraf, who joined as Chief Financial Officer in February 2017, and Mr. Topakas, who joined as Chief Technology Officer in April 2017. These bonuses will be paid to Messrs. Ashraf and Topakas in March 2018.

In November 2016, in connection with Mr. Kimball’s promotion to Chief Executive Officer, PMI’s Board of Directors increased his bonus target from 50% to 100% of his base salary, to be paid on a quarterly basis. The performance-based bonus was subject to Mr. Kimball’s achievement of certain Board-approved financial, operational and strategic performance objectives. The Board of Directors reviewed the Company’s performance and progress towards the established objectives at the end of each quarter of 2017 and determined to pay Mr. Kimball 100% of his target bonus for the period, with the fourth quarter’s installment to be paid in March 2018.

Equity Compensation.  PMI has used stock options and restricted stock units ("RSUs") as the principal components of its executive equity compensation. Consistent with its compensation objectives, PMI believes this approach aligns the interest of its grantees with the long-term interests of PMI’s stockholders. PMI believes that stock options and RSUs also serve as an effective retention tool due to vesting requirements that are based on continued service with the company. In granting equity awards, PMI has customarily considered, among other things, the executive officer’s cash compensation, the need to retain and motivate executive officers and to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value, PMI's financial results, and each executive officer's individual contributions and responsibilities. In 2017, the Compensation Committee approved the grant of stock options to its NEOs for performance compensation, retention and motivational purposes. The amounts and terms of the awards granted to each of the NEOs in 2017 is disclosed in the 2017 Grants of Plan-Based Awards table and accompanying footnotes of the Outstanding Equity Awards at 2017 Fiscal Year End table.
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

PMI's 401(k) plan covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service.  PMI's contributions to the 401(k) plan are discretionary. During the year ended December 31, 2017, PMI contributed $2.2 million to the 401(k) plan.

All full-time employees, including PMI's named executive officers, may participate in its health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Perquisites and Other Personal Benefits

Currently, PMI does not view perquisites or other personal benefits as a significant component of its compensation. Accordingly, PMI does not generally provide perquisites, such as company cars and paid parking spaces, to its executive officers. PMI does reimburse its executive officers for certain relocation expenses, subject to the terms and conditions prescribed by the Compensation Committee. In 2017, PMI reimbursed Mr. Ashraf for relocation expenses incurred in connection with his employment. The reimbursement amounts paid to Mr. Ashraf for 2017 is disclosed in the “All Other Compensation” column and accompanying footnotes of the Summary Compensation Table.

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

In addition, during 2016 and 2017, PMI entered into severance arrangements with each of Mr. Kimball, Mr. Pennington and Mr. Topakas as part of their offer letters and amendment to offer letter (with respect to Mr. Pennington). The severance arrangements provide that each of Mr. Kimball, Mr. Pennington and Mr. Topakas would be entitled to a lump sum payment equal to six months’ of annual base salary (less applicable deductions and withholdings) in the event that the respective officer’s employment is terminated by PMI without cause or by Mr. Kimball, Mr. Pennington and Mr. Topakas, as applicable, for good reason (each as defined in the applicable offer letter). Receipt of these severance benefits is conditioned on the officer’s signing a release of claims in favor of PMI.

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
Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2017, December 31, 2016 and December 31, 2015 by each of PMI’s named executive officers (in thousands):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Totals ($)
David Kimball (3)	2017	$500	$542	$—	$2,572	$14	$3,628
Chief Executive Officer and	2016	305	383	1,510	3,351	31	5,580
former Chief Financial Officer
Usama Ashraf (4)	2017	294	283	—	472	64	1,113
Chief Financial Officer
Brad Pennington	2017	350	263	—	291	14	918
Chief Risk Officer	2016	316	263	—	2,572	11	3,162
Kunal Kaul (5)	2017	313	236	—	119	12	680
Executive Vice President,	2016	300	225	268	1,185	31	2,009
Operations
Nasos Topakas (6)	2017	248	197	—	943	8	1,396
Chief Technology Officer

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

(4)	Mr. Ashraf joined PMI in February 2017 as its Chief Financial Officer. Mr. Ashraf's total compensation for 2017 includes relocation expenses of $50,052 and a signing bonus of $20,000.

(5)	Mr. Kaul's Total Compensation for 2016 includes relocation expenses of $20,583.

(6)	Mr. Topakas joined PMI in April 2017 as its Chief Technology Officer.
2017 Grants of Plan-Based Awards (1)(2)
The following table sets forth certain information regarding grants of plan-based awards to PMI's named executive officers during 2017 (dollar amounts in thousands, except per share information):

Name	Grant Date (2)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
David Kimball	3/17/17	21,156,579		$0.22	$2,245
		3,526,628	(4)	0.22	326	(5)
Usama Ashraf	3/17/17	3,397,242		0.22	372
	11/7/17	402,848		0.53	100
Brad Pennington		3,226,649	(4)	0.22	291	(5)
Kunal Kaul		1,293,916	(4)	0.22	119	(5)
Nasos Topakas	11/7/17	3,800,000		0.53	943

(1)	The following columns are intentionally omitted from this table: Estimated Future Payouts under Non-Equity Incentive Plan Awards, and Estimated Future Payouts under Equity Incentive Plan Awards.

(2)
The equity awards granted to the NEOs in 2017 were granted under, and governed by the terms of, PMI's 2015 Incentive Plan and the applicable award agreements. See the footnotes to the Outstanding Equity Awards at 2017 Fiscal Year-End table below for a description of the vesting schedule of the equity awards granted in 2017 and reported in the Table above.

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

(4)
On March 17, 2017, the Compensation Committee of the Board of Directors of PMI approved the repricing of all outstanding stock options held by employees and directors that had an exercise price above the then current fair market value of PMI’s common stock (the "Reprice"), effectively reducing the exercise price of such options to $0.22 per share. These options were granted in prior periods and repriced in connection with the Reprice.

(5)	The incremental fair value of the holder's eligible outstanding options as of the repricing date are as follows: $326,000 for Mr. Kimball; $291,000 for Mr. Pennington; and $119,000 for Mr. Kaul.

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
Usama Ashraf. In February 2017, PMI entered into an offer letter with Mr. Ashraf in connection with his appointment as its Chief Financial Officer. In addition to his initial base salary and equity grant, Mr. Ashraf's offer letter provided for (i) a one-time sign-on bonus of $20,000, subject to certain repayment requirements in the event of Mr. Ashraf's termination from PMI within 12 months of his employment; (ii) eligibility to receive an annual performance bonus in a target amount of 50% of his base salary; (iii) reimbursement of certain relocation expenses; (iv) reimbursement of certain short term housing expenses and (v) eligibility to participate in the benefit programs generally available to employees of PMI.
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
Nasos Topakas. In April 2017, PMI entered into an offer letter with Mr. Topakas in connection with his appointment as its Chief Technology Officer. In addition to his initial base salary and equity grant, Mr. Topakas's offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 75% of his base salary in his first year of employment and 50% of his base salary in subsequent years; and (ii) eligibility to participate in the benefit programs generally available to employees of PMI.
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
Equity Incentive Plans
PMI grants equity awards primarily through its Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by its stockholders on December 1, 2010; and its 2015 Equity Incentive Plan, which was approved by PMI's Board of Directors on April 7, 2015 and subsequently amended by an Amendment No. 1, Amendment No. 2, and Amendment No. 3, which were approved by PMI's Board of Directors on February 15, 2016, May 19, 2016, and January 23, 2018, respectively (as amended, the "2015 Plan"). The 2005 Plan and 2015 Plan are collectively referred to in this Annual Report as the "Equity Plans".
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
As of December 31, 2017, an aggregate of 61,684,896 options to purchase our common stock were authorized for issuance under the 2015 Plan. Of such authorized options, as of December 31, 2017, a total of 51,281,644 options were outstanding under the 2015 Plan and 10,403,252 options were available for grant, including 30,411,881 shares that were forfeited under the 2015 Plan. As of December 31, 2017, 18,681,607 options under the 2015 Plan were vested and outstanding and 169,394 have been exercised. As of December 31, 2017, there were zero stock options available for grant under the 2005 Plan.
The NEOs identified herein have been granted equity awards upon employment with PMI, for merit increases, and for retention purposes.
Outstanding Equity Awards at 2017 Fiscal Year End
The following table sets forth certain information regarding outstanding equity awards granted to PMI’s named executive officers ("NEOs")that remained outstanding as of December 31, 2017.

Name	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)
David Kimball	5/3/2016	(2)	3/18/2016	617,279	793,646	0.22	5/2/2026
	5/3/2016	(3)	3/18/2016	—	—	—	—	705,465
	6/17/2016	(4)	4/28/2016	1,175,391	940,312	0.22	6/16/2026	—
	3/17/2017	(5)	12/1/2016	10,578,290	10,578,289	0.22	3/16/2027	—
Usama Ashraf	3/17/2017	(2)	2/27/2017	—	3,397,242	0.22	3/16/2027	—
	11/7/2017	(2)	2/27/2017	—	402,758	0.53	11/6/2027	—
Brad Pennington	3/28/2012	(6)	2/27/2012	62,500	—	0.22	2/27/2022	—
	1/28/2014	(6)	1/1/2014	125,000	—	0.11	1/28/2024	—
	1/23/2015	(6)	1/16/2015	200,000	—	0.22	1/22/2025	—
	2/20/2015	(6)	2/13/2015	85,000	—	0.22	2/19/2025	—
	2/27/2015	(7)	2/27/2015	115,000	—	0.22	2/26/2025	—
	6/17/2016	(4)	4/28/2016	1,535,638	1,228,511	0.22	6/16/2026	—
Kunal Kaul	3/15/2016	(3)	12/28/2015	—	—	—	3/14/2026	125,000
	5/3/2016	(2)	12/28/2015	125,000	125,000	0.22	5/2/2026	—
	6/17/2016	(4)	4/28/2016	579,953	463,963	0.22	6/16/2026	—
Nasos Topakas	11/7/2017	(2)	4/17/2017	—	3,800,000	0.53	11/6/2027	—

(1)	Represents restricted stock units (“RSUs”), in each case that remained unvested as of December 31, 2017.

(2)
This option vests over four years, with 1/4 vesting on the first anniversary of the applicable vesting commencement date set forth in the table (the "Vesting Commencement Date") and 1/48 vesting each month thereafter for the following three years, except that, in the event the NEO is terminated without cause within 12 months of a change in control of PMI, a sale of all or substantially all of PMI's assets, or a liquidation, dissolution or winding up of PMI (each, a "Corporate Transaction"), any unvested options will vest in full immediately.

(3)
These RSUs initially vest, if at all, when PMI files for an initial public offering and the lock-up period expires or there is a corporate transaction (as defined in the RSU grant notice), whichever occurs first (each, a “Triggering Event”). The number of RSUs that vest upon a Triggering Event will be equal to the number of RSUs that would have vested had the RSUs been subject to only the following vesting condition: vesting over four years, with 1/4 vesting on the first anniversary of the vesting commencement date and 1/48 vesting each month thereafter for the following three years (the “Time-Based Vesting Schedule”). If the NEO provides continuous service through the Triggering Event, the remaining RSUs will vest pursuant to the Time-Based Vesting Schedule until the RSUs are fully vested. In addition, the RSUs granted to the NEO will fully vest in the event that the NEO is terminated without cause within 12 months of a Corporate Transaction.

(4)
This option vests over three years, with 1/36 vesting on the one month anniversary of the Vesting Commencement Date and 1/36 vesting each month thereafter on the same day of the month as the Vesting Commencement Date (and if there is no corresponding day, on the last day of the month), except that, in the event the NEO is terminated without cause within 12 months of a Corporate Transaction, any unvested options will vest in full immediately.

(5)
This option vests over three years, with 1/2 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following two years, except that, in the event of a Corporate Transaction, any unvested options will vest in full immediately prior to the effective time of the Corporate Transaction.

(6)
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

2017 Option Exercises and Stock Vested
The following table sets forth information regarding equity awards held by PMI's named executive officers that were exercised, vested or settled during 2017 (dollar amounts in thousands):

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting/Settlement ($) (1)
David Kimball	—	—	—	—
Usama Ashraf	—	—	—	—
Brad Pennington	—	—	14,220	$3
Kunal Kaul	—	—	—	—
Nasos Topakas	—	—	—	—

(1)
The amount reported as value realized on vesting/settlement of restricted stock units is calculated by multiplying the fair value of PMI's common stock as of the vesting date of the award by the number of RSUs.

Potential Payments Upon Termination or a Change In Control of PMI
The following table provides the estimated value of the payments that PMI would provide to its named executive officers in connection with a change in control of PMI and/or a termination of employment. In determining amounts payable, we have assumed in all cases that the change in control or termination of employment, as applicable, occurred on December 31, 2017. With respect to a termination of employment, we have assumed in all cases that the termination was without cause.

Name	Cash Severance ($)	Number of Unvested Options (#)		Estimated Value of Unvested Options at December 31, 2017 ($)	Number of Unvested RSUs and Stock Awards (#)	Estimated Value of Unvested RSUs and Stock Awards at December 31, 2017 ($)	Total Estimated Value ($)
	(dollar amounts in thousands)

David Kimball
Involuntary Termination	$250	—		—	—	$—	$250
Change in Control		12,312,247		$3,940	705,465	$381	$4,321
Involuntary Termination following Change in Control	—	—		—	—	—	—
Usama Ashraf
Change in Control	—	—	—	$—	—	—	$—
Involuntary Termination following Change in Control	—	3,800,000		$1,091	—	—	1,091
Brad Pennington
Involuntary Termination	$175	—	—	—	—	—	$175
Change in Control		—		—	—	—	$—
Involuntary Termination following Change in Control	—	1,228,511		$393	—	$—	$393
Kunal Kaul
Change in Control	—	—		—	—	—	$—
Involuntary Termination following Change in Control	—	588,963		$188	125,000	$68	$256
Nasos Topakas
Involuntary Termination	$175	—		—	—	—	$175
Change in Control	—	—		—	—	—	—
Involuntary Termination following Change in Control	—	3,800,000		$38	—	—	$38
Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2017, Christopher M. Bishko (who resigned from PMI's Board of Directors on February 22, 2018) and Patrick W. Grady served as members of the Compensation Committee. None of these directors is or has been an officer or employee of PMI at any time or had any relationship with PMI requiring disclosure by PMI under Item 404 of Regulation S-K. During the fiscal year ended December 31, 2017, none of PMI's executive officers served as a member of the Board of Directors or Compensation Committee (or other board committee serving an equivalent function) of any unrelated entity that had one or more of its executive officers serving on PMI’s Board of Directors or Compensation Committee (or other board committee serving an equivalent function).

Director Compensation
The following table shows compensation for the year ended December 31, 2017 to PMI’s directors who were not also named executive officers at the time they received compensation as directors (in thousands):

Name	Fees earned or paid in cash ($)	Equity awards ($)	Total
Patrick W. Grady	—	—	—
Rajeev V. Date	$37.5	—	$37.5
Christopher M. Bishko (1)	—	—	—
David R. Golob	—	—	—
Nigel W. Morris	$37.5	—	$37.5
Aaron Vermut (2)	—	—	—
Claire A. Huang	—	—	—

(1)	Mr. Bishko resigned as a Director of PMI effective February 22, 2018.

(2)	Mr. Vermut resigned as a Director of PMI effective September 21, 2017.
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
Mason D. Haupt
Claire A. Huang

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Prosper Marketplace, Inc.
The following table sets forth information regarding the beneficial ownership of PMI’s common stock as of March 1, 2018, by:

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
Percentage ownership calculations are based on 260,199,139 shares of common stock outstanding as of March 1, 2018, assuming the conversion of all of PMI’s convertible preferred stock, but excluding any outstanding stock options or warrants.  Each share of PMI preferred stock is convertible at any time at the discretion of the holder. Shares of PMI’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock, convert into shares of PMI common stock at a ratio of 1 to 1. Shares of PMI’s Series A-1 Preferred Stock convert into shares of PMI common stock at a ratio of 1,000,000 to 1.
In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, PMI deemed outstanding all shares of common stock subject to options and warrants held by that person or entity that are currently exercisable or vesting within 60 days of March 1, 2018.  Except as set forth in footnote 17 below, PMI did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1.0% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners and officers are in care of Prosper Marketplace, Inc., 221 Main Street, 3rd Floor, San Francisco, CA 94105.

Name of Beneficial Owner	Number of Shares Owned (1)	Number of Shares Underlying Options, and Warrants Exercisable Currently or Within 60 Days (2)	Total Number of Shares Beneficially Owned (3)	Beneficial Ownership Percentage
Directors and Executive Officers
Rajeev V. Date (4)	26,115	523,284	549,399	*
Patrick W. Grady (5)	51,247,915	—	51,247,915	19.70%
David R. Golob (6)	17,413,325	—	17,413,325	6.69%
Nigel W. Morris (7)	1,073,970	829,608	1,903,578	*
Claire A. Huang	—	—	—	*
Mason D. Haupt (8)	—	77,793	77,793
David Kimball	—	14,898,041	14,898,041	5.42%
Usama Ashraf	—	1,108,332	1,108,332	*
Nasos Topakas	—	950,000	950,000	*
Brad Pennington	175,095	2,391,875	2,566,970	*
Sachin Adarkar	—	1,486,074	1,486,074	*
Kunal Kaul	—	841,777	841,777	*
All directors and executive officers as a group (9)	69,936,420	23,106,784	93,043,204	32.84%
5% Shareholders
Sequoia Capital (10)	51,247,915	—	51,247,915	19.70%
Pinecone Investments LLC (11)	—	35,544,141	35,544,141	12.02%
LPG Capital GP Limited (12)	37,249,497		37,249,497	14.32%
PF WarrantCo (13)	723,902	69,274,534	69,998,436	21.25%
Accel Partners (14)	24,320,667	—	24,320,667	9.35%
IDG Capital Partners (15)	24,320,667	—	24,320,667	9.35%

(1)	Includes shares of common stock (including common stock issuable upon the conversion of preferred stock) owned directly or indirectly, but does not include shares subject to options and warrants.

(2)	Includes shares subject to options or warrants owned directly or indirectly that are currently exercisable or will become exercisable within 60 days of March 3, 2017.

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

(4)
Consists of 523,284 shares of common stock issuable upon the exercise of stock options and 26,115 shares of common stock issuable upon the conversion of preferred stock held by Mr. Date or his affiliate.

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

(7)
Consists of 1,005,935 shares of common stock, 68,035 shares of common stock issuable upon the conversion of preferred stock and 829,608 shares of common stock issuable upon the exercise of warrants held by QED Investors through certain of its affiliates.  Mr. Morris is a partner of QED Investors and therefore may be deemed to share voting and investment power over these shares. Mr. Morris disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.

(8)	Consists of 77,793 shares of common stock issuable upon the exercise and conversion of the preferred stock warrants held by Mr. Haupt.

(9)
Consists of 1,207,145, shares of common stock, 68,729,725 shares of common stock issuable upon the conversion of preferred stock, 22,199,383 shares of common stock issuable upon the exercise of stock options, 829,608 shares of common stock issuable upon the exercise of warrants and 77,793 shares of common stock issuable upon the exercise and conversion of the preferred stock warrants.

(10)
Represents 51,247,915 shares of common stock issuable upon the conversion of preferred stock held by Sequoia Capital through certain of its affiliates. Sequoia Capital is deemed to have voting and investment power over the shares. The address for Sequoia Capital is 3000 Sand Hill Road, 4-250, Menlo Park, California 94025.

(11)
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

(12)
Represents 37,249,497 shares of common stock issuable upon the conversion of preferred stock held by LPG Capital through certain of its affiliates. LPG Capital l is deemed to have voting and investment power over the shares. The address for LPG Capital is 199-203 Hennessy Road, Flat 1002, Hong Kong, China.

(13)
Consists of (i) 2 shares of common stock issuable upon the conversion of preferred stock and 63,283,414 shares of common stock issuable upon the exercise and conversion of the preferred stock warrants, in each case, held by PF WarrantCo Holdings, LP, a Delaware limited partnership (the “PF WarrantCo Shares”); (ii) 5,747,582 shares of common stock issuable upon the exercise and conversion of the preferred stock warrants held by QPL Holdings (PF) LP, a Delaware limited partnership (the “QPL Shares”); (iii) 243,538 shares of common stock issuable upon the exercise and conversion of the preferred stock warrants held by QPB Holdings Ltd., a Cayman Islands exempted company (the “QPB Shares”); and (iv) 723,900 shares of common stock issuable upon the conversion of preferred stock held by Quantum Strategic Partners Ltd., a Cayman Islands exempted company (the “Quantum Strategic Shares”).

QPL Holdings (PF) GP Ltd., a Cayman Islands exempted company, is the general partner of PF WarrantCo Holdings, LP.   Soros Fund Management LLC (“SFM LLC”) serves as principal investment manager to QPL Holdings (PF) GP Ltd., QPL Holdings (PF) LP, QPB Holdings Ltd., and Quantum Strategic Partners Ltd. As such, SFM LLC is deemed to have sole voting and dispositive power over the QPL Shares, the QPB Shares and the Quantum Strategic Shares, and shared voting and dispositive power over the PF WarrantCo Shares. SFM LLC disclaims beneficial ownership of the PF WarrantCo Shares except to the extent of its pecuniary interest therein. George Soros serves as Chairman and Manager of SFM LLC and Robert Soros serves as Manager of SFM LLC. The business address of SFM LLC is 250 West 55th Street, New York, NY 10019. The registered address for QPL Holdings (PF) GP Ltd. is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman, KY1-9008, Cayman Islands.

(14)
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

(15)
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

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information, as of December 31, 2017, with respect to shares of PMI common stock that may be issued under PMI’s existing equity compensation plans.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, RSUs and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2005 Stock Plan, as amended and restated	8,507,570	$0.16	—
Prosper Marketplace, Inc. 2015 Equity Incentive Plan, as amended	51,281,644	$0.27	10,403,252
All stockholder approved plans	59,789,214	$0.25	10,403,252
Equity compensation plans not approved by stockholders:
Outstanding Common Stock Warrants	1,088,549	$0.22	—
All non-stockholder approved plans	1,088,549	$0.22	—
Total	60,877,763	$0.25	10,403,252

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
None
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
Agreements with Significant Shareholders
On February 27, 2017, PFL entered into a Loan Purchase Agreement (the “Purchase Agreement”) with PF LoanCo Funding LLC, a Cayman limited liability company (the “Beneficiary”), and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely in its capacity as trustee of PF LoanCo Trust, a New York common law trust (the “Trust”). The Purchase Agreement sets forth the terms and conditions pursuant to which PFL will sell eligible consumer loans in an aggregate amount of up to $5.0 billion to the Purchaser for the benefit of the Beneficiary. As of December 31, 2017, an aggregate of $1,826,527 thousand of loans were purchased under the Purchase Agreement.
In connection with the Purchase Agreement, on February 27, 2017, PMI entered into a Warrant Agreement with PF WarrantCo Holdings, LP, a Delaware limited partnership and an entity related to the Beneficiary (the “PF WarrantCo”), and, for certain limited purposes, New Residential Investment Corp. (the “Warrant Agreement”). Pursuant to the Warrant Agreement, PMI issued to PF WarrantCo three warrant certificates to purchase up to in aggregate 177,720,706 shares of PMI’s Series F Preferred Stock at an exercise price of $0.01 per share (the “Warrant Shares”).
PF WarrantCo became a beneficial owner of more than 5% of PMI’s common stock in connection with the vesting of portions of the Warrant Shares. The Beneficiary is an affiliate under common control with PF WarrantCo Holdings, LP.
For more information regarding these transactions, please see Note 15 to our condensed consolidated financial statements.

Financing Arrangements with Significant Shareholders, Directors and Officers
For further information regarding stock ownership for executive officers, directors and security holders owning greater than 5% ownership of all PMI classes of voting securities please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Prosper Marketplace, Inc.”
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
Prosper Marketplace, Inc. and Prosper Funding LLC
Deloitte & Touche LLP (“Deloitte”) served as PMI and PFL’s independent registered public accounting firm for the fiscal year ended December 31, 2017 and is serving in such capacity for the current fiscal year. Deloitte was engaged in October 2014.

The aggregate fees billed by Deloitte for professional services to PMI and PFL were $1,845 thousand and $2,724 thousand in 2017 and 2016, respectively.
Audit Fees. The aggregate fees billed by Deloitte for professional services rendered for PMI and PFL for the audit of annual financial statements, the review of the quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were $1,670 thousand and $2,316 thousand in 2017 and 2016, respectively.
Audit Related Fees. The aggregate fees billed by Deloitte for professional assurance and related services reasonably related to the performance of the audit of the PMI and PFL’s financial statements, but not included under Audit Fees were $163 thousand and $361 thousand in 2017 and 2016, respectively.  These fees include merger and acquisition related due diligence, service organization control readiness assessment and service organization control assessment.
Tax Fees. The aggregate fees billed by Deloitte for 2017 and 2016 for professional services for tax compliance, tax advice and tax planning were $10 thousand and $44 thousand in 2017 and 2016.
All Other Fees. Deloitte billed $2 thousand and $2 thousand, in 2017 and 2016, respectively, related to fees not included in “Audit”, “Audit Related Fees” or “Tax Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Prosper Marketplace, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Prosper Marketplace Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, other comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows , for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

DELOITTE & TOUCHE LLP
San Francisco, CA
March 23, 2018

We have served as the Company's auditor since 2014.

Prosper Marketplace, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	December 31,	December 31,
ASSETS	2017	2016
Cash and Cash Equivalents	$45,795	$22,337
Restricted Cash	152,668	163,907
Available for Sale Investments, at Fair Value	53,147	32,769
Accounts Receivable	683	757
Loans Held for Sale, at Fair Value	49	624
Borrower Loans, at Fair Value	293,005	315,627
Property and Equipment, Net	18,136	24,853
Prepaid and Other Assets	7,796	4,606
Servicing Assets	14,711	12,786
Goodwill	36,368	36,368
Intangible Assets, Net	1,377	9,212
Total Assets	$623,735	$623,846
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Accounts Payable and Accrued Liabilities	$11,942	$15,017
Payable to Investors	132,432	142,644
Notes, at Fair Value	293,948	316,236
Other Liabilities	12,669	17,173
Convertible Preferred Stock Warrant Liability	116,366	21,711
Total Liabilities	567,357	512,781
Commitments and Contingencies (see Note 16)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized; 214,637,925 issued and outstanding as of December 31, 2017; and 217,388,425 shares authorized, 177,388,425 issued and outstanding as of December 31, 2016. Aggregate liquidation preference of $375,952 and $325,952 as of December 31, 2017 and December 31, 2016, respectively.	323,793	275,938
Stockholders' Deficit
Common Stock – $0.01 par value; 625,000,000 shares authorized; 71,226,934 shares issued, and 70,290,999 shares outstanding, as of December 31, 2017; 338,222,103 shares authorized; 70,843,044 shares issued and 69,907,109 outstanding as of December 31, 2016.	228	212
Additional Paid-In Capital	136,653	123,988
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(380,806)	(265,648)
Accumulated Other Comprehensive Loss	(73)	(8)
Total Stockholders' Deficit	$(267,415)	$(164,873)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$623,735	$623,846
All share numbers reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(in thousands, except for share and per share amounts)

	Year ended December 31,
	2017	2016	2015
Revenues
Operating Revenues
Transaction Fees, Net	$130,174	$95,130	$161,708
Servicing Fees, Net	27,206	28,903	17,238
Gain on Sale of Borrower Loans	11,431	3,637	14,151
Fair Value of Warrants Vested on Sale of Borrower Loans	(60,122)	—	—
Other Revenues	4,806	5,245	7,687
Total Operating Revenues	113,495	132,915	200,784
Interest Income
Interest Income on Borrower Loans	47,208	44,649	41,606
Interest Expense on Notes	(43,954)	(41,187)	(38,174)
Net Interest Income	3,254	3,462	3,432
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(514)	(372)	59
Total Net Revenues	116,235	136,005	204,275
Expenses
Origination and Servicing	34,881	33,944	31,139
Sales and Marketing	83,462	70,146	112,284
General and Administrative	75,686	102,735	86,480
Restructuring Charges, Net	1,340	17,027	—
Change in Fair Value of Convertible Stock Warrants	29,140	7	—
Other Expenses, Net	7,392	30,341	—
Total Expenses	231,901	254,200	229,903
Net Loss Before Taxes	(115,666)	(118,195)	(25,628)
Income Tax Expense	(508)	546	340
Net Loss	$(115,158)	$(118,741)	$(25,968)
Net Loss Per Share – Basic and Diluted	$(1.65)	$(1.85)	$(0.47)
Weighted-Average Shares - Basic and Diluted	69,687,836	64,196,537	55,547,408
The weighted average number of shares and the net loss per share reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Other Comprehensive Loss
(in thousands)

	Year ended December 31,
	2017	2016	2015
Net Loss	$(115,158)	$(118,741)	$(25,968)
Other Comprehensive Income (Loss), Before Tax
Change in Net Unrealized Gain (Loss) on Available for Sale Investments, at Fair Value	(74)	148	(144)
Realized (Gain) Loss on Sale of Available for Sale Investments, at Fair Value	9	(12)	—
Other Comprehensive Income (Loss), Before Tax	(65)	136	(144)
Income tax effect	—	—	—
Other Comprehensive Income (Loss), Net of Tax	(65)	136	(144)
Comprehensive Loss	$(115,223)	$(118,605)	$(26,112)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance as of January 1, 2015	153,499,785	$111,145	72,243,500	$102	(935,935)	$(303)	$86,340	$—	$(121,513)	$(35,374)
Cumulative effect of adoption of fair value method for servicing rights	—	—	—	—	—	—	—	—	574	574
Issuance of convertible preferred stock, Series D, net of issuance costs	23,888,640	164,793	—	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	3,125,890	8	—	—	771	—	—	779
Exercise of nonvested stock options	—	—	76,045	—	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(1,493,775)	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(4,241,300)	(23,114)	—	—	—	(23,114)
Restricted stock vested	—	—	—	17	—	—	471	—	—	488
Restricted stock units sold	—	—	450,000	—	—	—	1,630	—	—	1,630
Exercise of warrants	—	—	207,065	—	—	—	125	—	—	125
Stock-based compensation expense	—	—	—	—	—	—	13,634	—	—	13,634
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	(144)	—	(144)
Net Loss	—	—	—	—	—	—	—	—	(25,968)	(25,968)
Balance as of December 31, 2015	177,388,425	275,938	74,608,725	127	(5,177,235)	(23,417)	102,971	(144)	(146,907)	(67,370)
Exercise of vested stock options	—	—	466,300	6	—	—	305	—	—	311
Repurchase of restricted stock	—	—	(673,750)	—	—	—	—	—	—	—
Restricted stock vested	—	—	—	79	—	—	196	—	—	275
Issuance of common stock, for settlement of vested RSUs	—	—	635,068	—	—	—	—	—	—	—
Exercise of warrants	—	—	48,001	—	—	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	—	—	20,505	—	—	20,505
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	136	—	136
Net Loss	—	—	—	—	—	—	—	—	(118,741)	(118,741)
Balance as of December 31, 2016	177,388,425	275,938	75,084,344	212	(5,177,235)	(23,417)	123,988	(8)	(265,648)	(164,873)
Issuance of convertible preferred stock, Series G, net of issuance costs	37,249,497	47,855	—	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	606,284	6	—	—	97	—	—	103
Repurchase of restricted stock	—	—	(266,130)	—	—	—	—	—	—	—
Restricted stock vested	—	—	—	10	—	—	31	—	—	41
Exercise of warrants	3	—	43,736	—	—	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	—	—	12,532	—	—	12,532
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	(65)	—	(65)
Net Loss	—	—	—	—	—	—	—	—	(115,158)	(115,158)
Balance as of December 31, 2017	214,637,925	$323,793	75,468,234	$228	(5,177,235)	$(23,417)	$136,653	$(73)	$(380,806)	$(267,415)

The number of shares reflects a 5-for-1 forward stock split effected by PMI on February 16, 2016.
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(115,158)	$(118,741)	$(25,968)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	514	372	(59)
Depreciation and Amortization	12,348	13,220	7,649
Gain on Sales of Borrower Loans	(14,138)	(9,634)	(14,561)
Change in Fair Value of Servicing Rights	12,074	11,053	4,860
Stock-Based Compensation Expense	12,238	19,787	13,011
Restructuring Liability	1,343	6,052	—
Fair Value of Warrants Vested	61,605	—	—
Change in Fair Value of Warrants	29,140	7	—
Change in Fair Value of Contingent Consideration	—	199	1,001
Other, Net	377	1,527	216
Impairment Losses on Assets Held for Sale	6,399	—	—
Warrants Issued for Contract Termination	—	21,711	—
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(2,619,130)	(1,979,952)	(3,517,467)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	2,619,709	1,979,352	3,525,759
Restricted Cash Except for those Related to Investing Activities	11,870	(5,459)	(68,896)
Accounts Receivable	74	1,677	865
Prepaid and Other Assets	(3,208)	1,825	(1,360)
Accounts Payable and Accrued Liabilities	(2,268)	379	6,493
Payable to Investors	(10,212)	6,137	72,013
Other Liabilities	(2,496)	(12,179)	1,888
Net cash provided by (Used in) Operating Activities	1,081	(62,667)	5,444
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(194,887)	(217,582)	(197,436)
Principal Payments of Borrower Loans Held at Fair Value	192,054	173,710	151,893
Purchases of Property and Equipment	(4,174)	(10,760)	(15,977)
Maturities of Short Term Investments	1,280	1,279	1,274
Purchases of Short Term Investments	(1,262)	(1,277)	(1,277)
Purchases of Available for Sale Investments, at Fair Value	(68,297)	(11,725)	(77,538)
Proceeds from Sale of Available for Sale Securities	31,232	12,445	4,022
Maturities of Available for Sale Securities	16,600	39,593	—
Acquisition of Businesses, Net of Cash Acquired	—	—	(38,147)
Changes in Restricted Cash Related to Investing Activities	(631)	(7,225)	(1,027)
Net Cash Used in Investing Activities	(28,085)	(21,542)	(174,213)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	194,391	217,767	197,228
Payments of Notes Held at Fair Value	(191,828)	(173,958)	(151,838)
Repayment of Borrowings	—	—	(5,047)
Proceeds from Issuance of Convertible Preferred Stock, Net	47,855	—	164,793
Proceeds from Exercise of Warrants and Stock Options including Early Exercise, and Issuance of Restricted Stock	123	541	5,004
Repurchase of Common Stock and Restricted Stock	(64)	(80)	(23,246)
Taxes Paid for Awards Vested Under Equity Incentive Plans	(15)	(219)	(2,387)
Contingent Consideration Paid	—	(3,800)	—
Net Cash Provided by Financing Activities	50,462	40,251	184,507
Net Increase (Decrease) in Cash and Cash Equivalents	23,458	(43,958)	15,738
Cash and Cash Equivalents at Beginning of the Year	22,337	66,295	50,557
Cash and Cash Equivalents at End of the Year	$45,795	$22,337	$66,295
Cash Paid for Interest	$43,776	$40,369	$38,168
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	171	382	1,483
Non-Cash Investing Activity- Amount Payable for the Acquisition of Business	$—	$—	$4,488
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
As of December 31, 2017, the marketplace is open to investors in 30 states and the District of Columbia. Additionally, as of December 31, 2017, the marketplace is open to borrowers in 46 states and the District of Columbia. Currently our marketplace does not operate internationally.
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

Certain Risks
In the normal course of its business, Prosper encounters significant credit risk. Financial instruments that potentially subject Prosper to significant credit risk consist primarily of cash, cash equivalents, available for sale investments, Borrower Loans held and restricted cash. Prosper places cash and restricted cash with high-quality financial institutions and is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds federally insured amounts. Prosper invests cash equivalents in highly liquid marketable securities with original maturities of three months or less at the time of purchase, consisting primarily of money market funds, commercial paper, US treasury securities and US agency securities.
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
During the year ended December 31, 2017, Prosper changed the presentation of its expenses in the consolidated statements of operations. A new line called “Change in the Fair Value of Convertible Stock Warrants” was created with the amounts included in this line previously classified as “Other Expenses, Net”.  Prior period amounts have been reclassified to conform to the current presentation.
Consolidation of Variable Interest Entities
The determination of whether to consolidate a variable interest entity (“VIE”) in which we have a variable interest requires a significant amount of analysis and judgment around whether we are the primary beneficiary of a VIE via a controlling financial interest in the VIE. A controlling financial interest in a VIE exists if we have both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and a potentially significant economic interest in the VIE. The determination of whether an entity is a VIE considers factors, such as (i) whether the entity’s equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support or (ii) when a holder’s equity investment at risk lacks any of the following characteristics of a controlling financial interest: the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the entity’s success, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the legal entity.
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
Transfers of Financial Assets
Prosper accounts for transfers of entire financial assets or a participating interest in an entire financial asset as sales when it has surrendered control over the transferred assets. Control is generally considered to have been surrendered when the transferred assets have been legally isolated from Prosper, the transferee has the right to pledge or exchange the assets without any significant constraints, and Prosper has not entered into a repurchase agreement, does not hold significant call options and has not written significant put options on the transferred assets.

Prosper sells loans or participating interests in loans via whole loan sale transactions and the fractional note channel. In certain instances of whole loan sales transactions Prosper will sell whole loans to unconsolidated VIEs that then securitize the whole loans purchased.
Prosper recognizes a gain or loss on the sale of financial assets by comparing the net sales proceeds (including fair value of any servicing asset or liability and recourse obligation recognized) to the carrying amount of the assets sold. Transfers of financial assets that do not qualify for sale accounting are reported as secured borrowings. Accordingly, the related assets remain on Prosper’s Consolidated Balance Sheets and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with related interest expense recognized over the life of the related assets.
Cash and Cash Equivalents
Cash includes various unrestricted deposits with investment grade rated financial institutions. Cash equivalents consist of highly liquid marketable securities with original maturities of three months or less at the time of purchase and consist primarily of money market funds, commercial paper, US treasury securities and US agency securities. Cash equivalents are recorded at cost, which approximates fair value.
Restricted Cash
Restricted cash consists primarily of cash deposits and short term certificate of deposit accounts held as collateral as required for long term leases, loan funding and servicing activities, and cash that investors or Prosper has on our marketplace that has not yet been invested in Borrower Loans or disbursed to the investor.
Short Term Investments
Short Term Investments which are included in Prepaid and Other Assets consist of certificates of deposit with a term greater than three months but less than a year that are held as collateral as required for loan funding and servicing activities.
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
An investment is also OTTI if management does not expect to recover all of the amortized cost of the investment. In this circumstance, the impairment recognized in earnings represents estimated credit losses, and is measured by the difference between the present value of expected cash flows and the amortized cost of the investment. Management utilizes cash flow models to estimate the expected future cash flow from the securities to estimate the credit loss. Expected cash flows are discounted using the investment's effective interest rate.   The evaluation of whether Prosper expects to recover the amortized cost of an investment is inherently judgmental. The evaluation includes the assessment of several bond performance indicators, including the current price and magnitude of the unrealized loss and whether Prosper has received all scheduled principal and interest payments. There were no impairment charges recognized during the years ended December 31, 2017 and December 31, 2016.
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
We define fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The price used to measure the fair value is not adjusted for transaction costs. The fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which Prosper would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability, it is assumed that Prosper has access to the market as of the measurement date. If no market for the asset exists or if Prosper does not have access to the principal market, Prosper uses a hypothetical market.
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
The obligation to pay principal and interest on any series of Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of our servicing fee which is generally 1.0% of the outstanding balance.  The fair value election for Notes and Borrower Loans allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to investors that are dependent upon borrower payments. As such, the fair value of a series of Notes is approximately equal to the fair value of the corresponding Borrower Loan, adjusted for the 1.0% servicing fee and the timing of loan purchase, note issuance and borrower payments subsequently disbursed to such Note holders.  As a result, the valuation of the Notes uses the same methodology and assumptions as the Borrower Loans, except that the Notes incorporate the 1.0% servicing fee and any differences in timing in payments. Any unrealized gains or losses on the Borrower Loans and Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations. The effective interest rate associated with a group of Notes is less than the interest rate earned on the corresponding Borrower Loan due to the 1.0% servicing fee. See Note 4 for a roll-forward and further discussion of the significant assumptions used to value Borrower Loans and Notes.
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
Goodwill and Intangibles
Goodwill associated with business combinations is computed by recognizing the portion of the purchase price that is not tied to individually identifiable and separately recognizable assets. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Our annual impairment testing date is October 1. Impairment exists whenever the carrying value of goodwill exceeds its implied fair value. Adverse changes in impairment indicators such as loss of key personnel, increased regulatory oversight, or unplanned changes in our operations could result in impairment. We did not recognize any goodwill impairments during the years ended December 31, 2017 and 2016.
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
Convertible Redeemable Preferred Stock Warrant Liabilities
Freestanding warrants to acquire shares that may be redeemable are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity "ASC" 480"). Under ASC 480, vested freestanding warrants to purchase the Company’s convertible redeemable preferred stock are classified as a liability on the consolidated balance sheets and carried at fair value because the warrants may conditionally obligate the Company to transfer assets at some point in the future. The Company initially measured the warrants at fair value on issuance. The warrants are subject to remeasurement to fair value at each balance sheet date, and any change in their fair value is recognized as a component of change in fair value of convertible stock warrants, in the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants, the completion of a deemed liquidation event, or the conversion of convertible redeemable preferred stock into common stock.

Loan Trailing Fee
On July 1, 2016, Prosper signed a series of agreements with WebBank which, among other things, includes an additional program fee (the "Loan Trailing Fee") paid to WebBank in connection with the performance of each loan sold to Prosper. These agreements are effective as of August 1, 2016. The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, irrespective of whether the loans are sold by Prosper, and gives WebBank an ongoing financial interest in the performance of the loans it originates. This fee is paid by Prosper to WebBank over the term of the respective loans and is a function of the principal and interest payments made by borrowers of such loans. In the event that principal and interest payments are not made with respect to any loan, Prosper is not required to make the related Loan Trailing Fee payment. The obligation to pay the Loan Trailing Fee for any loan sold to Prosper is recorded at fair value at the time of the origination of such loan within Other Liabilities and recorded as a reduction of Transaction Fees, net. Any changes in the fair value of this liability are recorded in Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net on the consolidated statements of operations. The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and defaults rates.
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
Gain on Sale of Borrower Loans
Prosper recognizes gains or losses on the sale of Borrower Loans when it is retained for the servicing of Borrower Loans by WebBank. Additionally, Prosper recognizes gains or losses on the sale of Borrower Loans when it sells Borrower Loans to third parties. Gains or losses on sales of Borrower Loans that are recognized at the time of sale are determined by the difference between the net sales proceeds, fair value of any servicing rights retained and the carrying value of the Borrower Loans sold.
Fair Value of Warrants Vested on the Sale of Borrower Loans

Fair Value of Warrants Vested on the Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vest when the Consortium purchases whole loans under the Consortium Purchase Agreement that was signed in February 2017. On vesting of the Series F warrants, Prosper records a liability as "Convertible Preferred Stock Warrant Liability" on the Consolidated Balance Sheet at fair value and a corresponding amount as "Fair Value of Warrants Vested on Sale of Borrower Loans" on the Consolidated Statement of Operations. ASC 505-50 “Share Based Payments to Non-Employees" addresses the accounting by both the grantor and the grantee for share-based payments made in exchange for goods and services. The counterparty to whom we issued the warrants is a customer of the Company to whom we sell loans. Following the guidance in ASC 505-50, Prosper records the vesting of the warrants as contra-revenue on the Consolidated Statement of Operations.
Interest Income on Borrower Loans, and Interest Expense on Notes
Prosper recognizes interest income on Borrower Loans originated through the Note Channel and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent Prosper believes it to be collectable.
Advertising Costs
Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying Consolidated Statements of Operations. Prosper incurred advertising costs of $66.9 million, $48.1 million and $60.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Recent Accounting Pronouncements
Accounting Standards Update No. 2014-09, 2016-08, 2016-10, 2016-12 and 2016-20, collectively implemented as FASB Accounting Standards Codification Topic 606 ("ASC 606") Revenue from Contracts with Customers, provides guidance for revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. Prosper plans to adopt ASC 606 on a modified retrospective basis in the first quarter of fiscal 2018.  Our implementation efforts to date related to this standard have included identifying revenue streams that are within the scope of this guidance, the evaluation of associated contracts and accounting policies, the evaluation of processes and systems of internal control, and the assessment of disclosure requirements of the standard.  Our scoping analysis indicates that transaction fees and referral fees are included in the scope of the new guidance, while servicing fees and gain or loss on the sale of borrower loans remain within the scope of ASC topic 860, Transfers and Servicing. We have determined that ASC 606 will have little, if any, impact on the timing and amount of revenue recognition as compared to the current standard and that there will be no material impact upon adoption. As part of our implementation process to date, we are evaluating new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. Prosper will make such disclosures in the first quarter of 2018.
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
In February 2016, the FASB issued ASU 2016-2, "Leases (Topic 842)", which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures.  This guidance will be effective for us in the first quarter of our fiscal year 2019, and early adoption is permitted. Prosper is currently evaluating the impact that this guidance will have on its consolidated financial statements, however we do expect that this guidance will have a material impact on Prosper's consolidated financial statements. As of December 31, 2017, Prosper has a total of $31.6 million in non-cancelable operating lease commitments, net of minimum sublease rentals.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)".  This guidance makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This guidance was effective for us in the first quarter of our fiscal year 2017, and early adoption was permitted. Prosper decided to early adopt this guidance effective January 1, 2016, the adoption of this standard did not have a material impact on Prosper’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. This guidance will be effective for Prosper in the first quarter of our fiscal year 2018, and early adoption is permitted. Prosper is currently evaluating the impacts the adoption of this accounting standard will have on Prosper's statement of cash flows, however we do not expect a material impact.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16)", which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. Prosper will adopt this guidance on January 1, 2018, and we believe the adoption of this standard will not have a material impact on Prosper’s financial statements.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18)", which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. Prosper will adopt this standard on January 1, 2018. As at December 31, 2017, we had restricted cash of $152.7 million. Currently, changes in these balances are presented as operating and investing cash activities in the consolidated statements of cash flows. Under the new guidance, changes in these amounts will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows.
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
3. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Property and equipment:
Computer equipment	$14,499	$14,107
Internal-use software and website development costs	19,910	16,750
Office equipment and furniture	3,010	3,010
Leasehold improvements	7,078	7,038
Assets not yet placed in service	1,216	1,222
Property and equipment	45,713	42,127
Less accumulated depreciation and amortization	(27,577)	(17,274)
Total property and equipment, net	$18,136	$24,853
Depreciation and amortization expense for property and equipment for 2017, 2016 and 2015 was $10,963 thousand, $9,381 thousand and $6,080 thousand, respectively. Prosper capitalized internal-use software and website development costs in the amount of $3,687 thousand, $6,251 thousand and $7,348 thousand for the years ended December 31, 2017, 2016 and 2015, respectively. Prosper recorded gains on disposals of $11 thousand, impairment charges of $1,083 thousand and $0 for the years ended December 31, 2017, 2016 and 2015 respectively, as a result of our decision to discontinue several software and website development projects and to cease the use of certain leased properties and related leasehold improvements, computer equipment and furniture at these locations.
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
At December 31, 2017 and 2016, Borrower Loans, Notes and Loans Held for Sale (in thousands) were:

	Borrower Loans		Notes		Loans Held for Sale
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Aggregate principal balance outstanding	$296,668	$319,143	$(300,922)	$(323,358)	$59	$641
Fair value adjustments	(3,663)	(3,516)	6,974	7,122	(10)	(17)
Fair value	$293,005	$315,627	$(293,948)	$(316,236)	$49	$624
At December 31, 2017, outstanding Borrower Loans had original maturities between 36 and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 32.32% and had various maturity dates through December 2022. At December 31, 2016, Loans Held for Sale and Borrower Loans had original terms between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through December 2021.
Approximately $1.7 million and $2.4 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the years ended December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2017 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $3.5 million and a fair value of $1.3 million. As of December 31, 2016 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $3.2 million and a fair value of $1.0 million. We place loans on non-accrual status when they are over 120 days past due. As of December 31, 2017 and 2016, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.5 million, respectively.
5. Loan Servicing Assets and Liabilities
Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees.  The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The servicing assets and liabilities are measured at fair value throughout the servicing period. The total gains and losses recognized on the sale of such Borrower Loans for the year ended December 31, 2017 were a gain of $11.4 million and a loss of $60.1 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium. Prosper initially records servicing assets and liabilities at their estimated fair values when Prosper sells Borrower Loans in their entirety to unrelated third-party buyers. The total gains recognized on the sale of such Borrower Loans were $3.6 million and $14.2 million for the years ended December 31, 2016 and 2015 respectively.
At December 31, 2017, Borrower Loans that were sold to unrelated third parties, but for which we retained servicing rights had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.31% to 35.52% and maturity dates through December 2022.  At December 31, 2016, Borrower Loans that were sold but for which we retained servicing rights had a total outstanding principal balance of $3.5 billion, original terms between 36 and 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and maturity dates through December 2021.
$39.0 million, $38.9 million and $22.1 million of contractually specified servicing fees, late charges and ancillary fees are included on our Statement of Operations in Servicing Fees, Net for the years ended December 31, 2017, 2016 and 2015, respectively.
Fair value
Valuation method – Prosper uses a discounted cash flow valuation methodology generally consisting of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.
Significant unobservable inputs presented in the table within Note 7 below are those that Prosper considers significant to the estimated fair values of the servicing assets and liabilities. The following is a description of the significant unobservable inputs provided in the table.
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
The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of December 31, 2017 and December 31, 2016, are as follows (in thousands):

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Treasury Bills	$34,014	$—	$(36)	$33,978
US Treasury securities	19,207	—	(38)	19,169
Total Available for Sale Investments	$53,221	$—	$(74)	$53,147

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate debt securities	$21,762	$1	$(10)	$21,753
US Treasury securities	$8,516	$3	$(3)	$8,516
Agency bonds	2,499	1	—	2,500
Total Available for Sale Investments	$32,777	$5	$(13)	$32,769
A summary of available for sale investments with unrealized losses as of December 31, 2017, aggregated by category and period of continuous unrealized loss, is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Treasury Bills	$33,978	$(36)	$—	$—	$33,978	$(36)
US Treasury securities	19,169	(38)	—	—	19,169	(38)
Total Investments with Unrealized Losses	$53,147	$(74)	$—	$—	$53,147	$(74)
The maturities of available for sale investments at December 31, 2017, are as follows (in thousands):

	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Treasury Bills	33,978	—	—	—	33,978
US Treasury securities	14,947	4,222	—	—	19,169
Total Fair Value	$48,925	$4,222	$—	$—	$53,147
Total Amortized Cost	$48,992	$4,229	$—	$—	$53,221
Prosper sold investments in available for sale securities in the amount of $31.2 million during the year ended December 31, 2017 which resulted in a loss of $9 thousand.
7. Fair Value of Assets and Liabilities
For a description of the fair value hierarchy and Prosper’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. Prosper did not transfer any assets or liabilities in or out of level 3 during the year ended December 31, 2017.
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
Investments held at fair value consist of available for sale investments.  The available for sale investments consist of corporate debt securities, U.S. treasury securities, treasury bills and agency bonds.  When available, Prosper uses quoted prices in active markets to measure the fair value of available for sale securities. When utilizing market data and bid-ask spreads, Prosper uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, Prosper uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. Prosper generally obtains prices from at least two independent pricing sources for assets recorded at fair value. Prosper's primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information, such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar securities. Prosper compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. Prosper does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.
The Convertible Preferred Stock Warrant Liability is valued using a Black Scholes-Option pricing model. Refer to Note 13 for further details.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$293,005	$293,005
Loans Held for Sale	—	—	49	49
Available for Sale Investments, at Fair Value	—	53,147	—	53,147
Servicing Assets	—	—	14,711	14,711
Total Assets	—	53,147	307,765	360,912
Liabilities:
Notes	$—	$—	$293,948	$293,948
Servicing Liabilities	—	—	59	59
Convertible Preferred Stock Warrant Liability	—	—	116,366	116,366
Loan Trailing Fee Liability	—	—	2,595	2,595
Total Liabilities	$—	$—	$412,968	$412,968

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$315,627	$315,627
Loans Held for Sale	—	—	624	624
Available for Sale Investments, at Fair Value	—	32,769	—	32,769
Servicing Assets	—	—	12,786	12,786
Total Assets	—	32,769	329,037	361,806
Liabilities:
Notes	$—	$—	$316,236	$316,236
Servicing Liabilities	$—	$—	$198	$198
Convertible Preferred Stock Warrant Liability	$—	$—	$21,711	$21,711
Loan Trailing Fee Liability	$—	$—	$665	$665
Total Liabilities	$—	$—	$338,810	$338,810
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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at December 31, 2017:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	December 31, 2017	December 31, 2016
Discount rate	4.0% - 14.4%	4.0% - 15.9%
Default rate	2.0% - 15.4%	1.7% - 14.9%

Servicing Assets and Liabilities:

Range
Unobservable Input	December 31, 2017	December 31, 2016
Discount rate	15% - 25%	15% - 25%
Default rate	1.5% - 16.1%	1.5% - 15.2%
Prepayment rate	13.5% - 30.2%	13.6% - 26.6%
Market servicing rate (1)	0.625%	0.625%
(1) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2017 and 2016, the market rate for collection fees and non-sufficient fund fees was assumed to be 7 basis points and 7 basis points for a weighted-average total market servicing rate of 69.5 basis points and 69.5 basis points respectively.
Loan Trailing Fee Liability:

Range
Unobservable Input	December 31, 2017	December 31, 2016
Discount rate	15% - 25%	15% - 25%
Default rate	1.5% - 16.1%	1.5% - 15.2%
Prepayment rate	13.5% - 30.2%	13.6% - 26.6%
At December 31, 2017 and 2016, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2017	$315,627	$(316,236)	$624	$15
Purchase of Borrower Loans/Issuance of Notes	194,887	(194,391)	2,619,130	$2,619,626
Principal repayments	(188,199)	191,828	(89)	$3,540
Borrower Loans sold to third parties	(3,855)	—	(2,619,620)	$(2,623,475)
Other changes	97	(180)	(3)	$(86)
Change in fair value	(25,552)	25,031	7	$(514)
Balance at December 31, 2017	$293,005	$(293,948)	$49	$(894)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2016	$297,273	$(297,405)	$32	$(100)
Purchase of Borrower Loans/Issuance of Notes	217,582	(217,767)	1,979,952	1,979,767
Principal repayments	(171,195)	173,958	(447)	2,316
Borrower Loans sold to third parties	(2,515)	—	(1,978,905)	(1,981,420)
Other changes	416	(591)	(1)	(176)
Change in fair value	(25,934)	25,569	(7)	(372)
Balance at December 31, 2016	$315,627	$(316,236)	$624	$15
The following table presents additional information about the level 3 servicing assets and liabilities measured at fair value on a recurring basis (in thousands):

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2016	$14,363	$484
Additions	9,833	9
Less: Changes in fair value	(11,410)	(295)
Fair Value at December 31, 2016	12,786	198
Additions	14,138	—
Less: Changes in fair value	(12,213)	(139)
Fair Value at December 31, 2017	$14,711	$59
The following table presents additional information about level 3 Preferred Stock Warrant Liability measured at fair value on a recurring basis (in thousands):

Balance as of January 1, 2016	$—
Add Issuances of Preferred Stock Warrant	21,704
Change in fair value of the preferred stock warrant liability	$7
Balance at December 31, 2016	$21,711
Add Issuances of Preferred Stock Warrant	65,516
Change in fair value of the preferred stock warrant liability	29,139
Balance at December 31, 2017	$116,366
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Balance as of January 1, 2016	$—
Issuances	647
Cash payment of Loan Trailing Fee	(21)
Change in fair value	39
Balance at December 31, 2016	$665
Issuances	2,631
Cash payment of Loan Trailing Fee	(956)
Change in fair value	255
Balance at December 31, 2017	$2,595

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at December 31, 2017 for Borrower Loans, Loans Held for Sale and Notes originated through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans / Loans Held for Sale		Notes
Fair value at December 31, 2017	$293,054		$293,948
Discount rate assumption:	7.15%	*	7.15%	*
Resulting fair value from:
100 basis point increase	$290,116		$290,948
200 basis point increase	287,206		288,024
Resulting fair value from:
100 basis point decrease	$296,169		$297,028
200 basis point decrease	299,319		300,192

Default rate assumption:	13.52%	*	13.52%	*
Resulting fair value from:
100 basis point increase	$289,386		$290,202
200 basis point increase	285,792		286,581
Resulting fair value from:
100 basis point decrease	$296,868		$297,742
200 basis point decrease	300,679		301,584
* Represents weighted average assumptions considering all credit grades.
The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of December 31, 2017 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Fair value at December 31, 2017	$14,711	$59
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$13,816	$65
Market servicing rate decrease to 0.60%	$15,690	$53

Weighted average prepayment assumptions	19.80%	19.80%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	$14,509	$59
Applying a 0.9 multiplier to prepayment rate	$14,882	$60

Weighted average default assumptions	13.00%	13.00%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$14,556	$59
Applying a 0.9 multiplier to default rate	$14,954	$59

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
8. Goodwill and Other Intangible Assets, Net
Goodwill
The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill - January 1, 2016	$36,368
2016 acquisitions	$—
Goodwill - December 31, 2016	$36,368
2017 acquisitions	—
Goodwill - December 31, 2017	$36,368
 We did not record any goodwill impairment expense for the years ended December 31, 2017, 2016 and 2015.
Other Intangible Assets, Net
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,038)	$22	0.3
User base and customer relationships	5,050	(3,695)	1,355	7.3
Brand name	60	(60)	—	0.0
Total intangible assets subject to amortization	$8,170	$(6,793)	$1,377

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$8,310	$(2,393)	$5,917	3.8
User base and customer relationships	6,250	(2,955)	3,295	8.3
Brand name	60	(60)	—	0.0
Total intangible assets subject to amortization	$14,620	$(5,408)	$9,212
We did not record any intangible additions for the year ended December 31, 2017 or 2016.
The user base and customer relationship intangible assets are being amortized on an accelerated basis over a three to ten year period. The technology and brand name intangible assets are being amortized on a straight line basis over three to five years and one year, respectively. During the year ended December 31, 2017, certain intangible assets were made available for sale and as a result they were written down to fair value. This resulted in a $6.4 million impairment loss, which is recorded in Other Expenses on the Consolidated Statement of Operations.

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $1.4 million, $3.8 million and $1.6 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2018	379
2019	279
2020	219
2021	172
2022	136
Thereafter	192
Total	$1,377
9. Other Liabilities
Other Liabilities includes the following (in thousands):

	Year Ending December 31,
	2017	2016
Class action settlement liability	$—	$2,996
Loan trailing fee	2,595	665
Deferred revenue	452	226
Servicing liabilities	59	198
Deferred income tax liability	225	766
Deferred rent	3,904	4,469
Restructuring liability	3,355	6,052
Other	2,079	1,801
Total Other Liabilities	$12,669	$17,173
10. Net Loss Per Share
Prosper computes net loss per share in accordance with ASC Topic 260, Earnings Per Share (“ASC Topic 260”). Under ASC Topic 260, basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities.
We compute Earnings per Share (“EPS”) using the two-class method. The two-class method allocates earnings that otherwise would have been available to common shareholders to holders of participating securities. We consider all series of our convertible preferred stock to be participating securities due to their rights to participate in dividends with common stock. As such, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders. All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of PMI’s convertible preferred stock was entitled to participate on an if converted basis in distributions of earnings, when and if declared by the board of directors, that were made to common stockholders and as a result these shares were considered participating securities. During the year ended December 31, 2017, 2016 and 2015, certain shares issued as a result of the early exercise of stock options, which are subject to a repurchase right by PMI, were entitled to receive non-forfeitable dividends during the vesting period and as a result were considered participating securities.
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

Basic and diluted net loss per share was calculated as follows (net loss in thousands):

	Year ended December 31,
	2017	2016	2015
Numerator:
Net loss available to common stockholders for basic and diluted EPS	$(115,158)	$(118,741)	$(25,968)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	69,687,836	64,196,537	55,547,408
Basic and diluted net loss per share	$(1.65)	$(1.85)	$(0.47)
Due to losses attributable to PMI’s common shareholders for each of the periods below, the following potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock or if converted method:

	Year ended December 31,
	2017	2016	2015
	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	214,637,925	177,388,425	177,388,425
Stock options issued and outstanding	46,722,408	44,099,577	34,358,106
Unvested stock options exercised	11,565	1,126,210	9,806,170
Restricted Stock Units	—	351,721	190,517
Warrants issued and outstanding	1,166,145	988,513	588,660
Series E-1 Convertible Preferred Stock warrants	35,544,141	1,254,111	—
Series F Convertible Preferred Stock warrants	177,720,704	—	—
Total common stock equivalents excluded from diluted net loss per common share computation	475,802,888	225,208,557	222,331,878
The number of shares issued and outstanding reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
11. Convertible Preferred Stock, Warrant Liability and Stockholders’ Deficit
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
On June 18, 2014, PMI issued a Tender Offer Statement to purchase up to 6,963,785 shares, in the aggregate, of its New Series A convertible preferred Stock and New Series B convertible preferred Stock, at a price equal to $2.87 per share. Upon closure of the tender offer on July 16, 2014, 782,540 shares of New Series A convertible preferred Stock and 5,667,790 shares of New Series B convertible preferred Stock were purchased for an aggregate price of $18.5 million.
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
In connection with a loan purchase agreement (“Consortium Purchase Agreement”) with affiliates of the Consortium ("Warrant Holders'") a warrant agreement was signed (the "Warrant Agreement"). Pursuant to the Warrant Agreement, PMI issued to the Consortium, three warrants (together, the “Series F Warrant”) to purchase up to in aggregate 177,720,706 shares of PMI’s Series F Preferred Stock at an exercise price of $0.01 per share (the “Warrant Shares”). Refer to Note 15 for more details.
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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of December 31, 2017 are disclosed in the table below (dollar amounts in thousands, except per share information):

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
Dividends
Dividends on shares of the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F, and Series G convertible preferred stock are payable only when, as, and if declared by the Board of Directors. No dividends will be paid with respect to the common stock until any declared dividends on the Series A, Series B, Series C, Series D, Series E-1, Series E-2 Series F and Series G convertible preferred stock have been paid or set aside for payment to the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F and Series G convertible preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then effective conversion rate. The Series A-1 convertible preferred shares have no dividend rights.  To date, no dividends have been declared on any of the PMI’s preferred stock or common stock.
Conversion
Under the terms of PMI’s amended and restated certificate of incorporation, the holders of preferred stock have the right to convert such preferred stock into common stock at any time. In addition, all preferred stock automatically converts into common stock (i) immediately prior to the closing of an Initial Public Offering (“IPO”) that values Prosper at least at $2 billion and that results in aggregate proceeds to Prosper of at least $100 million or (ii) upon a written request from the holders of at least 60% of the voting power of the outstanding preferred stock (on an as-converted basis) including at least 14% of the voting power of the outstanding Series A-1 convertible preferred stock ; (ii) the Series D shall not be converted without at least 60% of the voting power of the outstanding Series D; (iii) the Series E-1 and Series E-2 shall not be converted without at least 60% of the voting power of the outstanding Series E-1 and Series E-2, voting together as a single class; (iv) the Series F shall not be converted without at least 60% of the voting power of the outstanding Series F, and (v) the shares of Series G Preferred Stock will not be automatically converted unless the holders of at least 60% of the outstanding shares of Series G Preferred Stock approve such conversion. In addition, if a holder of the Series A convertible preferred stock has converted any of the Series A convertible preferred stock, then all of such holder’s shares of Series A-1 convertible preferred stock also will be converted upon a liquidation event. In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by its Board of Directors. At present, the Series A, Series B, Series C, Series D, Series E-1, Series E-2 and the Series F convertible preferred stock converts into PMI common stock at a 1:1 ratio while the Series A-1 convertible preferred stock converts into common stock at a 1,000,000:1 ratio.
The conversion price of the Series G convertible preferred stock shall be reduced to a number equal to the Series G Preferred Stock original issuance price divided by the quotient obtained by dividing the Series G "true up" amount by the total number of Series G Preferred Stock issued as of the Series G closing date. The Series G "true up" amount means the aggregate number of shares of Series G Preferred Stock that would have been issued to the purchasers of the Series G Preferred Stock on the Series G closing date, if warrants to purchase shares of Series E-2 Preferred Stock or Series F Preferred Stock that were exercisable or exercised as of the "true up" time (end of vesting period) were exercisable or exercised as of the Series G Preferred Stock closing date.

Liquidation Rights
PMI’s convertible preferred stock has been classified as temporary equity on the Consolidated Balance Sheets. The preferred stock is not redeemable; however, in the event of a voluntary or involuntary liquidation, dissolution, change in control or winding up of PMI, holders of the convertible preferred stock may have the right to receive their liquidation preference under the terms of PMI’s certificate of incorporation.
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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants

In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement on February 27, 2017. The warrants expire ten years from the date of issuance. For the year ended December 31, 2017, Prosper recognized $17.8 million of expense from the re-measurement of the fair value of the warrants. The expense is recorded through change in fair value of convertible stock warrants in the consolidated statement of operations.
To determine the fair value of the Series E-1 Convertible Preferred Stock Warrants, the Company first determined the value of a share of a Series E-1 convertible preferred stock. To determine the fair value of the convertible preferred stock, the Company first derived the business enterprise value (“BEV”) of the Company using a variety of valuation methods, including recent transactions in the Company's stock, discounted cash flow models and market based methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated BEV, the option pricing method ("OPM") was used to allocate the BEV to the various classes of the Company’s equity, including the Company’s preferred stock. The per share value for the Series E-1 convertible preferred stock was utilized as an input to the Black-Scholes option pricing model to determine the fair value of the Series E-1 Convertible Stock Warrants.
The Company determined the fair value of the outstanding Series E-1 Convertible Preferred Stock Warrants utilizing the following assumptions as of the following dates:

	December 31, 2017	December 31, 2016
Volatility	40.0%	40.0%
Risk-free interest rate	2.38%	2.45%
Remaining contractual term (in years)	9.04	9.96
Dividend yield	0%	0%
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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of December 31, 2017, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Remaining Contractual Term: The remaining contractual term represents the time from the date of the valuation to the expiration of the warrant.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
 In connection with the Consortium Purchase Agreement (as described in Note 15), PMI issued warrants to purchase up to 177,720,706 of PMI's Series F convertible preferred stock at $0.01 per share. For the year ended December 31, 2017, Prosper recognized $11.3 million of expense from the re-measurement of the fair value of the warrants. The expense is recorded through other expenses in the condensed consolidated statement of operations. To determine the fair value of the Series F Convertible Preferred Stock Warrants, the Company first determined the value of a share of a Series F convertible preferred stock.
To determine the fair value of the Series F Convertible Preferred Stock Warrants, the Company first derived the BEV of the Company using a combination of methods, as deemed appropriate under the circumstances applicable at the valuation date, including recent transactions of the Company's stock, discounted cash flow models and market based methods. Once the Company determined an estimated BEV, the OPM was used to allocate the BEV to the various classes of the Company’s equity, including the Company’s preferred stock. The per share value for the Series F convertible preferred stock warrants was utilized as an input to the the Black-Scholes option pricing model to determine the fair value of the Series F Convertible Preferred Stock Warrant.
The Company determined the fair value of the outstanding Series F Convertible Preferred Stock warrants utilizing the following assumptions as of December 31, 2017:

December 31, 2017
Volatility	40.0%
Risk-free interest rate	2.38%
Remaining contractual term (in years)	9.16
Dividend yield	0%
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
Remaining Contractual Term: The remaining contractual term represents the time from the date of the valuation to the expiration of the warrant.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
The combined activity of the Convertible Preferred Stock Warrant Liability is as follows (in thousands):

Balance at January 1, 2016	$—
Warrants vested	21,704
Change in Fair Value	7
Balance at December 31, 2016	21,711
Warrants Vested	65,516
Change in Fair Value	29,139
Balance at December 31, 2017	$116,366
Common Stock
PMI, through its amended and restated certificate of incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance.  The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of December 31, 2017, 71,226,934 shares of common stock were issued and 70,290,999 shares of common stock were outstanding. As of December 31, 2016, 70,843,044 shares of common stock were issued and 69,907,109 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
During 2015, PMI repurchased 4,225,490 shares of common stock from certain employees at a price equal to $6.91 per share for an aggregate purchase price of $29.2 million. As the purchase price exceeded the fair value of common stock at the time of repurchase, Prosper recognized compensation costs of $6.2 million of which $0.33 million is recorded in Origination and Servicing, $0.07 million in Sales and Marketing and $5.7 million in General and Administrative on the Consolidated Statements of Operations. As part of the transactions, PMI repurchased 3,607,095 shares for a total of $24.9 million from Prosper’s executive officers.
Common Stock Issued upon Exercise of Stock Options
During the year ended December 31, 2017 and December 31, 2016, PMI issued 606,284 and 466,300 shares of common stock, respectively, upon the exercise of options for cash proceeds of $0.1 million and $0.3 million, respectively. Certain options are eligible for exercise prior to vesting. These unvested options may be exercised for restricted shares of common stock that have the same vesting schedule as the options. Prosper records a liability for the exercise price paid upon the exercise of unvested options, which is reclassified to common stock and additional paid-in capital as the shares vest. Should the holder’s employment be terminated, the unvested restricted shares are subject to repurchase by PMI at an amount equal to the exercise price paid for such shares. At December 31, 2017 and 2016, there were 11,565 and 1,126,210 shares respectively of restricted stock outstanding that remain unvested and subject to PMI’s right of repurchase.
Common Stock Issued upon Exercise of Warrants
For the year ended December 31, 2017 and December 31, 2016, PMI issued 30,615 and 56,480 shares of common stock upon the exercise of warrants, for $0.34 per share and $0.38 per share respectively.
12. Stock-based Compensation
PMI grants equity awards primarily through its Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by its stockholders on December 1, 2010; and its 2015 Equity Incentive Plan, which was approved by its stockholders on April 7, 2015 and subsequently amended by an Amendment No. 1 and Amendment No. 2, which were approved by PMI's stockholders on February 15, 2016 and May 31, 2016, respectively (as amended, the "2015 Plan"). In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms. As of December 31, 2017, under the 2015 Plan, options to purchase up to 62,489,358 shares of PMI's common stock are reserved and may be granted to employees, directors, and consultants by PMI’s Board of Directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter or vest 50% two years from the vesting commencement date and 1/48 per month thereafter or vest 1/36th per month from the vesting commencement date.  In no event are options exercisable more than ten years after the date of grant.
The number of options, restricted stock units and amounts per share reflects a 5-for-1 forward stock split effected by PMI on February 16, 2016.
Stock Option Reprice
On May 3, 2016, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program, (the “2016 Reprice”) authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that had exercise prices above the current fair market value of PMI’s common stock.  The repricing was effected on May 16, 2016 for eligible directors and employees located in the United States and on May 19, 2016 for eligible employees located in Israel.
On March 17, 2017, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program (the “2017 Reprice” and together with the 2016 Reprice, the "Repricings"), authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that had exercise prices above the current fair market value of PMI’s common stock.  The 2017 Reprice was effected on March 17, 2017 for eligible directors and employees. Prosper believes that the Repricings will encourage the continued service of valued employees and directors, and motivate them to perform at high levels, both of which are critical to Prosper’s continued success. Prosper incurred additional stock based compensation charges as a result of the Repricings. The financial statement impact of the above Repricings was $1.9 million and $2.2 million in the years ended December 31, 2017 and December 31, 2016, respectively, as well as $1.3 million (net of forfeitures) that will be recognized over the remaining weighted average vesting period of 1.5 years.
Early Exercised Stock Options
The balance of stock options that were early exercised under the 2005 Plan as of December 31, 2017 is not material.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized as follows for the years below:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted Average Contractual Term (in years)
Balance as of January 1, 2017	41,395,719	$1.48
Options granted	37,964,549	$0.28
Options exercised – vested	(606,284)	$0.16
Options forfeited	(20,123,445)	$0.74
Option expirations	(2,500)	$0.22
Balance as of December 31, 2017	58,628,039	$0.25	8.62
Options vested and expected to vest as of December 31, 2017	50,670,325	$0.25	8.62
Options vested and exercisable at December 31, 2017	27,189,177	$0.20	7.99
For the year ended December 31, 2017, we granted stock options to purchase 37,964,549 shares of common stock at a weighted average grant date fair value of $0.28 per share.
Other Information Regarding Stock Options
Additional information regarding common stock options outstanding as of December 31, 2017 is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted – Avg. Remaining Life	Weighted – Avg. Exercise Price	Number Vested	Weighted - Avg. Exercise Price
$0.02 - 0.20	4,768,290	6.04	$0.11	4,768,290	$0.11
0.21 - 0.50	46,316,491	8.69	0.22	22,398,767	0.22
0.51 - 1.13	7,543,258	9.84	0.53	22,120	1.13
$0.02 - 1.13	58,628,039	8.62	$0.25	27,189,177	$0.20
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
The fair value of PMI’s stock option awards for the year ended December 31, 2017, 2016 and 2015 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Year ended December 31,
	2017	2016	2015
Volatility of common stock	49.24%	50.88%	55.69%
Risk-free interest rate	2.12%	1.29%	1.74%
Expected life	6.0 years	5.8 years	6.0 years
Dividend yield	—%	—%	—%
 PMI did not grant any performance-based options in 2015, 2016, or 2017.
Restricted Stock Unit Activity
During the years ended December 31, 2015, 2016 and 2017, PMI began granting restricted stock units (“RSUs”) to certain employees that are subject to three-year vesting terms or four-year vesting terms and the occurrence of a liquidity event.
The aggregate fair value of the RSUs granted was $3 thousand. The following table summarizes the activities for PMI’s RSUs during 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	1,995,159	2.16
Granted	12,500	0.22
Vested	—	—
Forfeited	(608,479)	2.18
Unvested - December 31, 2017	1,399,180	2.16
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s consolidated statements of operations during the periods presented (in thousands):

	December 31,
	2017	2016	2015
Origination and Servicing	$996	$2,004	$1,231
Sales and Marketing	553	2,914	2,561
General and Administrative	10,689	14,824	9,219
Restructuring	—	45	—
Total stock based compensation	$12,238	$19,787	$13,011

During the year ended December 31, 2017, 2016 and 2015, Prosper capitalized $294 thousand, $718 thousand and $623 thousand, respectively, of stock-based compensation as internal use software and website development costs. As of December 31, 2017, the unamortized stock-based compensation expense related to Prosper employees’ unvested stock-based awards was approximately $13.8 million, which will be recognized over the remaining weighted-average vesting period of approximately 1.8 years.
13. Restructuring
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
In addition to the employment costs associated with the restructuring, Prosper also subleased, or may sublease in the future, space in our existing office space that is no longer needed due to the reduction in headcount. Other than accretion and changes in sublease loss estimates, Prosper does not expect any additional restructuring charges related to this restructuring.
The following table summarizes the activities related to Prosper's restructuring plan (in thousands):

	Severance Related	Facilities Related	Total
Balance January 1, 2016	—	—	—
Adjustments to expense	7,256	8,735	15,991
Transfer from deferred rent	—	764	764
Less: Cash paid	(6,659)	(3,447)	(10,106)
Balance December 31, 2016	597	6,052	6,649
Adjustments to expense	(13)	1,227	1,214
Sublease cash receipts	—	210	210
Less: Cash paid	(584)	(4,245)	(4,829)
Balance December 31, 2017	$—	$3,244	$3,244
14. Income Taxes
On December 22, 2017, tax reform legislation (“the Act”) received its final required approval. The Act includes a broad range of tax reform proposals affecting businesses, including corporate tax rates, business deductions, and international tax provisions. Many of these provisions significantly differ from current US tax law, resulting in financial reporting implications. Some of the changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, immediate expensing of certain depreciable assets acquired and placed in service after September 27, 2017, and uncertainties around the tax accounting for debt instrument income under IRC Section 451.
Subsequent to the enactment of the Act, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes ("ASC 740").  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing Treasury guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the current period net operating loss carryforwards, net servicing rights and immediate expensing of certain depreciable assets acquired and placed in service after

September 27, 2017 to be the most significant provisional items.  Upon further guidance from Treasury and the IRS around certain computations within deferred taxes, we will update our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.
The components of income tax are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	124	(5)
Total Current Income Tax (Benefit)	—	124	(5)
Deferred:
Federal	(579)	394	320
State	37	28	25
Foreign	34	—	—
Total Deferred Income Tax	(508)	422	345
Total Income Tax	$(508)	$546	$340
The income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

	Year Ended December 31,
	2017	2016	2015
Federal tax at statutory rate	34%	34%	34%
State tax at statutory rate (net of federal benefit)	7%	7%	12%
Change to Uncertain Tax Position	—%	—%	10%
Permanent Items	—%	(1)%	—%
Change in U.S. Tax Rate Applied to Deferred Taxes	(31)%	—%	—%
Incentive Stock Options	(1)%	(2)%	(9)%
Acquisition Related Costs	—%	—%	(3)%
Preferred Stock Warrants	(21)%	—%	—%
Change in valuation allowance	11%	(37)%	(46)%
Credits and Reserves	—%	—%	—%
Other	1%	(1)%	1%
	—%	—%	(1)%
Temporary items that give rise to significant portions of deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Net operating loss carry forwards	$74,890	$85,759
Research & other credits	725	626
Settlement liability	—	1,230
Stock compensation	7,653	7,300
Accrued liabilities	3,028	4,884
Restructuring liability	974	2,424
Other	21	62
Deferred tax assets	87,291	102,285
Fair value of loans	(493)	(1,045)
Net servicing rights	(3,500)	(4,895)
Fixed assets	(73)	(1,226)
Intangible assets	(2,357)	(3,226)
Foreign Earnings	(187)	(270)
Deferred tax liabilities	(6,610)	(10,662)
Net deferred tax assets	80,681	91,623
Valuation allowance	(80,906)	(92,389)
Net deferred tax liabilities	$(225)	$(766)
Prosper has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in ASC Topic 740 and, accordingly, established a full valuation allowance against the net deferred tax asset. The valuation allowance as of December 31, 2017, decreased by $11.5 million to $80.9 million from $92.4 million in the prior fiscal year. Under ASC 740, Accounting for Income Taxes (“ASC Topic 740”), a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance would be based upon management’s best estimate of Prosper’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reduced when management believes that the assets are realizable on a more-likely-than-not basis.
The Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, Prosper’s ability to utilize net operating losses and credit carryforwards may be limited in the future as the result of such an “ownership change.”
Prosper files Federal and various state income tax returns. Prosper has net operating loss carryforwards for both federal and state income tax purposes of approximately $282.2 million and $305.4 million respectively as of December 31, 2017, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will begin to expire in 2025. The state net operating loss carryforwards began expiring in 2017. Prosper has federal and California research and development tax credits of approximately $428 thousand and $450 thousand, respectively. The federal research credits will begin to expire in 2034 and the California research credits have no expiration date.  Prosper also has California enterprise zone credits of $1.1 million that will begin to expire in 2024.
The following table summarizes Prosper’s activity related to its unrecognized tax benefits (in thousands):

	December 31, 2017	December 31, 2016
Balance at January 1,	$913	$913
Decrease related to current year tax position	(801)	—
Balance at December 31,	$112	$913
None of the unrecognized tax benefits would affect Prosper’s effective tax rate if these amounts are recognized due to the full valuation allowance.

Prosper’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2017, Prosper has not incurred any interest or penalties.
All tax returns will remain open for examination by the federal and most state taxing authorities for 3 years and 4 years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.
15. Consortium Purchase Agreement
On February 27, 2017, Prosper entered into a series of agreements with a consortium of investors (the "Consortium"), pursuant to which the Consortium has agreed to purchase borrower loans in an aggregate principal amount of up to $5.0 billion (including certain loans purchased by one of the investors prior to the date of the Consortium Agreement). PFL will be obligated to offer for purchase minimum monthly volumes of eligible loans to the Consortium, for the Consortium to elect to purchase.
In connection with the Consortium Purchase Agreement, PMI issued to the Consortium, three warrant certificates to purchase up to an aggregate 177,720,706 shares of PMI’s Series F Preferred Stock at an exercise price of $0.01 per share.
The Consortium’s right to exercise the Series F Warrant is subject to monthly vesting during the term of the Consortium Purchase Agreement based upon the volume of loans the Consortium elects to purchase (if any) in each month, subject to certain cure rights such as offering additional loans for sale in subsequent periods. Pursuant to these cure rights, if the Consortium fails to respond to offers for allocation, purchase or funding, the Consortium can take advantage of a designated period of time to cure such failure. There have been no such failures by the Consortium to date. Under the terms of the Warrant Agreement, the Warrant Shares may also vest in full upon a change of control of PMI, insolvency of PMI or PFL, certain breaches of contract by PMI or PFL that are not cured within a defined cure period and upon the occurrence of certain other events set forth in the Warrant Agreement.
On vesting of the Series F warrants, Prosper records a liability as "Convertible Preferred Stock Warrant Liability" on the Consolidated Balance Sheet at fair value and a corresponding amount as "Fair Value of Warrants Vested on Sale of Borrower Loans" on the Consolidated Statement of Operations. Subsequent changes in the fair value of the vested warrants are recorded in "Other Expenses" on the Consolidated Statement of Operations. Additionally, in connection with the execution of the Consortium Purchase Agreement, certain previously issued rebates were settled by an issuance of vested Series F Convertible Preferred Stock Warrants. The difference in fair value of these warrants over the cash settlement price is recorded in "Change in Fair Value of Convertible Preferred Stock Warrants" on the Consolidated Statement of Operations.
The following represents the loans purchased and warrants vested under the Consortium Purchase Agreement:

	Loans Acquired (in thousands)	Warrants Vested
On signing of the Consortium Purchase Agreement	$—	9,830,494
Loans Purchased by the Consortium during the year ended December 31, 2017	1,826,527	65,355,508
Total as of December 31, 2017	$1,826,527	75,186,002
In addition to the $1.8 billion above, the warrants vested on signing of the Consortium Purchase Agreement were issued to settle certain rebates on $0.3 billion of whole loan purchases by members of the Consortium prior to the signing of the Consortium Purchase Agreement.   This $0.3 billion also reduces the up to $5.0 billion aggregate amount under the Consortium Purchase Agreement.
16. Commitments and Contingencies
In the normal course of its operations, Prosper becomes involved in various legal actions. Prosper maintains provisions it considers to be adequate for such actions. Prosper does not believe it is probable that the ultimate liability, if any, arising out of any such matters will have a material effect on Prosper's financial condition, results of operations or cash flows.

Future Minimum Lease Payments
Prosper has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2022 and 2027. Prosper recognized total rental expenses under operating leases of $4.7 million, $6.9 million and $4.1 million during the years ended December 31, 2017, 2016 and 2015, respectively. We have subleases related to certain of our operating leases. Income from existing subleases are offset against future minimum rental payments. Sublease income under all operating subleases for the years ended December 31, 2017, 2016 and 2015 is $0.4 million, $0, and $0 respectively.
The table below presents future minimum rental payments, net of minimum sublease rentals of $7.1 million, for the remaining terms of the operating leases (in thousands):

2018	$4,529
2019	5,046
2020	5,534
2021	5,492
2022	5,377
Thereafter	5,602
Total	$31,580
The payments in the above table include amounts that have been accrued for as part of the restructuring liability in Note 13 Restructuring. Restructuring accrual balances related to operating facility leases were $3.2 million at December 31, 2017.
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month.  To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency.  Accordingly, the minimum fee for the year ended December 31, 2018 is $1.7 million. The minimum fee is $0.9 million in 2019. Additionally, under the agreement with WebBank, Prosper is required to maintain a minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash and Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At December 31, 2017 the Company was in compliance with the covenant.
Loan Purchase Commitments
Prosper has entered into an agreement with WebBank to purchase $29.3 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2017 and the first business day of the quarter ending March 31, 2018. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending March 31, 2018.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans sold through the Whole Loan channels, which at December 31, 2017 is $3.7 billion. Prosper had accrued $0.8 million and $0.6 million as of December 31, 2017 and 2016 respectively in regard to this obligation.
Securities Law Compliance
In 2017, Prosper made the final annual installment of $3 million regarding a settlement to a class action lawsuit that was agreed to in 2013.

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
Prosper’s executive officers, directors who are not executive officers and certain affiliates participate on Prosper’s marketplace by purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper as of December 31, 2017 and 2016 are summarized below (in thousands):

Related Party	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	2017	2016	2017	2016
Executive officers and management	$29	$1,065	$109	$225
Directors	366	508	40	34
Total	$395	$1,573	$149	$259

Related Party	Notes balance as of December 31,
	2017	2016
Executive officers and management	$38	$1,620
Directors	553	537
	$591	$2,157
18. Postretirement Benefit Plans
Prosper has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service.  Prosper’s contributions to the plan are discretionary. During the years ended December 31, 2017, 2016 and 2015, Prosper has contributed $2.2 million, $2.6 million and $1.9 million, respectively to the 401(k) plan, respectively.
19. Significant Concentrations
Prosper is dependent on third party funding sources such as banks, assets managers and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2017, the largest party purchased a total of 70% of those loans. This compares to 20%, 16% and 9% for the three largest parties for the year ended December 31, 2016.  Further, a significant portion of our business is dependent on funding through the Whole Loan Channel, for which 93% and 90% of Borrower Loans were originated through the Whole Loan Channel in the years ended December 31, 2017 and 2016, respectively.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Prosper Funding LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Prosper Funding LLC and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, member’s equity, and cash flows , for each of the three years ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of a Matter
As discussed in Note 1 to the consolidated financial statements, the Company earns significant amounts of revenues and incurs significant expenses with a related party, its direct parent company, Prosper Marketplace, Inc.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

DELOITTE & TOUCHE LLP
San Francisco, CA
March 23, 2018
We have served as the Company's Auditor since 2014

Prosper Funding LLC
Consolidated Balance Sheets
(in thousands)

	December 31, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$8,223	$6,929
Restricted Cash	140,092	147,983
Short Term Investments	—	1,280
Loans Held for Sale at Fair Value	49	624
Borrower Loans Receivable at Fair Value	293,005	315,627
Property and Equipment, Net	7,953	10,095
Servicing Assets	14,598	12,461
Other Assets	125	186
Total Assets	$464,045	$495,185
Liabilities and Member's Equity
Accounts Payable and Accrued Liabilities	$745	$2,223
Payable to Related Party	2,889	1,899
Payable to Investors	132,112	141,625
Notes at Fair Value	293,948	316,236
Other Liabilities	3,985	1,877
Total Liabilities	433,679	463,860
Member's Equity
Member's Equity	24,904	30,704
Retained Earnings	5,462	621
Total Member's Equity	30,366	31,325
Total Liabilities and Member's Equity	$464,045	$495,185
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Operations
(amounts in thousands)

	Year ended December 31,
	2017	2016	2015
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	$101,500	$36,630	$57,919
Servicing Fees, Net	25,963	28,604	16,218
Gain (Loss) on Sale of Borrower Loans	(48,691)	3,637	14,151
Other Revenues	170	478	1,500
Total Operating Revenues	78,942	69,349	89,788
Interest Income on Borrower Loans	47,208	44,649	41,380
Interest Expense on Notes	(43,954)	(41,187)	(38,174)
Net Interest Income	3,254	3,462	3,206
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(514)	(372)	59
Total Net Revenues	81,682	72,439	93,053
Expenses
Administration Fee – Related Party	70,359	62,203	62,786
Servicing	6,103	5,395	3,705
General and Administrative	379	1,321	1,227
Other Expenses, Net	—	30,704	—
Total Expenses	76,841	99,623	67,718
Total Net Income (Loss)	$4,841	$(27,184)	$25,335
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Member’s Equity
(amounts in thousands)

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2015	$29,619	$16,672	$46,291
Distributions to Parent	(29,370)	(6,130)	(35,500)
Transfer of Servicing Rights to Parent	(249)	—	(249)
Adjustment to Servicing Rights on Transition to Fair Value	—	428	428
Net Income	—	25,335	25,335
Balance as of December 31, 2015	$—	$36,305	$36,305
Distributions to Parent	—	(8,500)	(8,500)
Contributions by Parent	30,704	—	30,704
Net Income (Loss)	—	(27,184)	(27,184)
Balance as of December 31, 2016	$30,704	$621	$31,325
Distributions to Parent	(5,800)	—	(5,800)
Net Income	—	4,841	4,841
Balance as of December 31, 2017	$24,904	$5,462	$30,366
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Twelve Months Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net Income (Loss)	$4,841	$(27,184)	$25,335
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	514	372	(59)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	86	176	(57)
Gain on Sale of Borrower Loans	(14,138)	(9,634)	(14,561)
Change in Fair Value of Servicing Rights	11,862	10,620	4,176
Depreciation and Amortization	5,853	4,083	3,161
Loss on Contract Termination	—	30,704	—
Other, Net	—	(128)	—
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(2,619,130)	(1,979,952)	(3,517,467)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	2,619,709	1,979,352	3,525,759
Restricted Cash Except for those Related to Investing Activities	11,223	(5,268)	(68,776)
Other Assets	61	(64)	(118)
Accounts Payable and Accrued Liabilities	(1,478)	101	1,510
Payable to Investors	(9,513)	5,964	71,852
Net Related Party Receivable/Payable	2,371	(1,260)	2,880
Other Liabilities	2,247	954	539
Net Cash Provided by Operating Activities	14,508	8,836	34,174
Cash Flows From Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(194,887)	(217,582)	(197,436)
Principal Payment of Borrower Loans Held at Fair Value	192,054	173,710	151,893
Purchase of Short Term Investments	—	(1,280)	(1,277)
Maturities of Short Term Investments	1,280	1,277	1,274
Purchases of Property and Equipment	(5,092)	(5,589)	(9,211)
Changes in Restricted Cash Related to Investing Activities	(3,332)	(2,778)	1,942
Net Cash Used in Investing Activities	(9,977)	(52,242)	(52,815)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	194,391	217,767	197,228
Payments of Notes Held at Fair Value	(191,828)	(173,958)	(151,838)
Cash Distributions to Parent	(5,800)	(8,500)	(35,500)
Loan Advances to Parent	—	—	(10,000)
Loan Repayments from Parent	—	—	10,000
Net Cash (Used in) Provided by Financing Activities	(3,237)	35,309	9,890
Net Increase (Decrease) in Cash and Cash Equivalents	1,294	(8,097)	(8,751)
Cash and Cash Equivalents at Beginning of the Year	6,929	15,026	23,777
Cash and Cash Equivalents at End of the Year	$8,223	$6,929	$15,026
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$43,776	$40,597	$38,168
Non-Cash Operating Activity - Servicing Rights Fair Value Adjustment	—	—	428
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	225	1,606	1,436
Non-Cash Financing Activity, Distribution to Parent	$—	$—	$249
Non-Cash Financing Activity, Contribution by Parent	$—	$30,704	$—
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
Since February 1, 2013, all Notes issued and sold through the marketplace are issued, sold and serviced by PFL. Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the marketplace, as agent of WebBank, in connection with the submission of Borrower Loan applications by potential borrowers, the origination of related Borrower Loans by WebBank and the funding of such Borrower Loans by WebBank. Pursuant to an Administration Agreement between PFL and PMI, PMI manages all other aspects of the marketplace on behalf of PFL. As a result Prosper Funding earns significant revenues and incurs significant expenses with a related party, its direct parent company, PMI.
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
All loans requested and obtained through the marketplace are unsecured obligations of individual borrowers with a fixed interest rate and loan terms set at three or five years as of December 31, 2017. All loans made through the marketplace are funded by WebBank, an FDIC-insured, Utah chartered industrial bank. After funding a loan, WebBank sells the loan to PFL, without recourse to WebBank, in exchange for the principal amount of the loan. WebBank does not have any obligation to purchasers of the Notes.
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
As of December 31, 2017, Prosper Funding’s marketplace was open to investors in 30 states and the District of Columbia. Additionally, as of December 31, 2017, Prosper Funding’s marketplace was open to borrowers in 46 states and the District of Columbia. Currently, the marketplace does not operate internationally.
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
Use of Estimates
The preparation of Prosper Funding’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of Loans Held for Sale, Borrower Loans and associated Notes, valuation of servicing rights, repurchase and indemnification obligation, and contingent liabilities. Prosper Funding bases its estimates on historical experience from all Borrower Loans, and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.
Certain Risks
In the normal course of its business, Prosper Funding encounters significant credit risk. Financial instruments that potentially subject Prosper Funding to significant credit risk consist primarily of cash, cash equivalents, borrower loans held and restricted cash. Prosper Funding places cash and restricted cash with high-quality financial institutions and is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds federally insured amounts. Prosper Funding invests cash equivalents in highly liquid marketable securities with original maturities of three months or less at the time of purchase, including money market funds, commercial paper, US treasury securities and US agency securities.
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
Transfers of Financial Assets

Prosper accounts for transfers of entire financial assets or a participating interest in an entire financial asset as sales when it has surrendered control over the transferred assets. Control is generally considered to have been surrendered when the transferred assets have been legally isolated from Prosper, the transferee has the right to pledge or exchange the assets without any significant constraints, and Prosper has not entered into a repurchase agreement, does not hold significant call options and has not written significant put options on the transferred assets.
Prosper sells loans or participating interests in loans via whole loan sale transactions and the fractional note channel. In certain instances of whole loan sales transactions Prosper will sell whole loans to unconsolidated VIEs that then securitize the whole loans purchased.
Prosper recognizes a gain or loss on the sale of financial assets by comparing the net sales proceeds (including fair value of any servicing asset or liability and recourse obligation recognized) to the carrying amount of the assets sold. Transfers of financial assets that do not qualify for sale accounting are reported as secured borrowings. Accordingly, the related assets remain on Prosper’s Consolidated Balance Sheets and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with related interest expense recognized over the life of the related assets.
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
We define fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The price used to measure the fair value is not adjusted for transaction costs. Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which Prosper Funding would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that Prosper Funding has access to the market as of the measurement date. If no market for the asset exists or if Prosper Funding does not have access to the principal market, Prosper Funding uses a hypothetical market.
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
Level 3 — The valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the instrument. Level 3 valuations are typically performed using pricing models, discounted cash flow models, or similar methodologies, which incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument or valuations that require significant management judgment or estimation.
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
Loan Servicing Assets and Liabilities
Prosper Funding records servicing assets and liabilities at their estimated fair values for servicing rights retained when Prosper Funding sells Borrower Loans to unrelated third-party buyers. The change in fair value of servicing assets and liabilities is recognized in “Servicing Fees” revenue. The gain or loss on a loan sale is recorded in “Gain (Loss) on Sale of Borrower Loans” while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market loan servicing rate is recorded in servicing assets or liabilities. Servicing assets and liabilities are recorded in “Servicing Assets” and “Other Liabilities,” respectively, on the consolidated balance sheets.
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

Loan Trailing Fee
On July 1, 2016, Prosper Funding signed a series of agreements with WebBank which, among other things, includes an additional program fee (the "Loan Trailing Fee") paid to WebBank in connection with the performance of each loan sold to Prosper Funding. These agreements are effective as of August 1, 2016. The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, irrespective of whether the loans are sold by Prosper Funding, and gives WebBank an ongoing financial interest in the performance of the loans it originates. This fee is paid by Prosper Funding to WebBank over the term of the respective loans and is a function of the principal and interest payments made by borrowers of such loans. In the event that principal and interest payments are not made with respect to any loan, Prosper Funding is not required to make the related Loan Trailing Fee payment. The obligation to pay the Loan Trailing Fee for any loan sold to Prosper Funding is recorded at fair value at the time of the origination of such loan within Other Liabilities and recorded as a reduction of Transaction Fees, net. Any changes in the fair value of this liability are recorded in Change in Fair Value of

Borrower Loans, Loans Held for Sale and Notes, Net on the statements of operations. The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and defaults rates.
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
Gain (Loss) on Sale of Borrower Loans
Prosper Funding recognizes gains or losses on the sale of Borrower Loans when it is retained for the servicing of Borrower Loans by WebBank. Additionally, Prosper Funding recognizes gains or losses on the sale of Borrower Loans when it sells Borrower Loans to third parties. Gains or losses on sales of Borrower Loans that are recognized at the time of sale are determined by the difference between the net sales proceeds, fair value of any servicing rights retained and the carrying value of the Borrower Loans sold.
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
Recent Accounting Pronouncements
Accounting Standards Update No. 2014-09, 2016-08, 2016-10, 2016-12 and 2016-20, collectively implemented as FASB Accounting Standards Codification Topic 606 ("ASC 606") Revenue from Contracts with Customers, provides guidance for revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. Prosper Funding plans to adopt ASC 606 on a modified retrospective basis in the first quarter of fiscal 2018.  Our implementation efforts to date related to this standard have included identifying revenue streams that are within the scope of this guidance, the evaluation of associated contracts and accounting policies, the evaluation of processes and systems of internal control, and the assessment of disclosure requirements of the standard.  Our scoping analysis indicates that administration fees are included in the scope of the new guidance, while servicing fees and gain or loss on the sale of borrower loans remain within the scope of ASC topic 860, Transfers and Servicing. We believe that ASC 606 will have little, if any, impact on the timing and amount of revenue recognition as compared to the current standard and that there will be no material impact upon adoption.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. This guidance will be effective for Prosper in the first quarter of our fiscal year 2018, and early adoption is permitted. Prosper Funding is currently evaluating the impacts the adoption of this accounting standard will have on Prosper Funding's cash flows, however we do not expect a material impact.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18)", which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. Prosper Funding will adopt this standard on January 1, 2018, and we believe the impact will change the presentation of restricted cash within the Statement of Cash Flows.
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Property and equipment:
Internal-use software and web site development costs	$19,911	$16,749
Property and equipment	19,911	16,749
Less accumulated depreciation and amortization	(11,958)	(6,654)
Total property and equipment, net	$7,953	$10,095

Depreciation and amortization expense for 2017, 2016, and 2015 was $5,853 thousand, $4,083 thousand and $3,161 thousand respectively.  Internal-use software and web site development additions of $3.7 million, $5.8 million and $10.5 million were purchased from PMI in the years ended December 31, 2017, 2016, and 2015 respectively.
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
At December 31, 2017 and 2016, Borrower Loans, Notes and Loans Held for Sale (in thousands) were:

	Borrower Loans		Notes		Loans Held for Sale
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Aggregate principal balance outstanding	$296,668	$319,143	$(300,922)	$(323,358)	$59	$641
Fair value adjustments	(3,663)	(3,516)	6,974	7,122	(10)	(17)
Fair value	$293,005	$315,627	$(293,948)	$(316,236)	$49	$624
At December 31, 2017, outstanding Borrower Loans had original maturities between 36 and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 32.32% and had various maturity dates through December 2022.  At December 31, 2016, Borrower Loans and Loans Held for Sale had original terms between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.32% to 33.04% and had various maturity dates through 2021.
Within the change in fair value of Borrower Loans, Prosper Funding recorded a loss of approximately $1.7 million that is attributable to changes in the credit risks related to Borrower Loans during the year ending December 31, 2017.
As of December 31, 2017 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $3.5 million and a fair value of $1.3 million. As December 31, 2016 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $3.2 million and a fair value of $1.0 million. As of December 31, 2017 and 2016, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.5 million, respectively.
5. Loan Servicing Assets and Liabilities
Prosper Funding initially records servicing assets and liabilities at their estimated fair values when Prosper Funding sells whole loans to unrelated third-party buyers. The total losses recognized on the sale of the whole loans were $48.7 million for the year ended December 31, 2017, and the total gains recognized were $3.6 million and $14.2 million for the years ended December 31, 2016 and 2015 respectively.
At December 31, 2017, loans that were sold but for which we retained servicing rights had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.31% to 35.52% and maturity dates through December 2021.  At December 31, 2016, loans that were sold but for which we retained servicing rights had a total outstanding principal balance of $3.4 billion, original terms between 36 and 60 months and had monthly payments with fixed interest rates ranging from 5.32% to 35.52% and Maturity dates through December 2020.
$38.5 million, $38.2 million and $20.4 million of contractually specified servicing fees, late charges and ancillary fees are included on our Statement of Operations in Servicing Fees, Net for the years ended December 31, 2017, 2016, and 2015 respectively.

Fair value
Valuation method  – Discounted cash flow valuation methodology generally consists of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.
Significant unobservable inputs presented in the table presented below within Note 6 are those that Prosper Funding considers significant to the estimated fair values of the servicing assets and liabilities. The following is a description of the significant unobservable inputs provided in the table.
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
6. Fair Value of Assets and Liabilities
For a description of the fair value hierarchy and Prosper Funding’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. Prosper Funding did not transfer any assets or liabilities in or out of level 3 during the year ended December 31, 2017.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans	$—	$—	$293,005	$293,005
Servicing Assets	—	—	14,598	$14,598
Loans Held for Sale	—	—	49	49
Total Assets	—	—	307,652	307,652
Liabilities
Notes	$—	$—	$293,948	$293,948
Servicing Liabilities	—	—	59	59
Loan Trailing Fee Liability	—	—	2,595	2,595
Total Liabilities	$—	$—	$296,602	$296,602

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans	$—	$—	$315,627	$315,627
Servicing Assets	—	—	12,461	12,461
Loans Held for Sale	—	—	624	624
Total Assets	—	—	328,712	328,712
Liabilities
Notes	$—	$—	$316,236	$316,236
Servicing Liabilities	—	—	198	198
Loan Trailing Fee Liability	—	—	665	665
Total Liabilities	—	—	317,099	317,099
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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s level 3 fair value measurements at December 31, 2017:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	December 31, 2017	December 31, 2016
Discount rate	4.0% - 14.4%	4.0% - 15.9%
Default rate	2.0% - 15.4%	1.7% - 14.9%
Servicing Assets and Liabilities:

Range
Unobservable Input	December 31, 2017	December 31, 2016
Discount rate	15% - 25%	15% - 25%
Default rate	1.5% - 16.1%	1.5% - 15.2%
Prepayment rate	13.5% - 30.2%	13.6% - 26.6%
Market servicing rate (1)	0.625%	0.625%
(1) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2017 and 2016, the market rate for collection fees and non-sufficient funds fees was assumed to be 7 basis points and 7 basis points for a weighted-average total market servicing rate of 69.5 basis points and 69.5 basis points respectively.
Loan Trailing Fee Liability:

Range
Unobservable Input	December 31, 2017	December 31, 2016
Discount rate	15% - 25%	15% - 25%
Default rate	1.5% - 16.1%	1.5% - 15.2%
Prepayment rate	13.5% - 30.2%	13.6% - 26.6%
At December 31, 2017 and 2016, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2017	$315,627	$(316,236)	$624	$15
Purchase of Borrower Loans/Issuance of Notes	194,887	(194,391)	2,619,130	2,619,626
Principal repayments	(188,199)	191,828	(89)	3,540
Borrower loans sold to third parties	(3,855)	—	(2,619,620)	(2,623,475)
Other changes	97	(180)	(3)	(86)
Change in fair value	(25,552)	25,031	7	(514)
Balance at December 31, 2017	$293,005	$(293,948)	$49	$(894)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2016	$297,273	$(297,405)	$32	$(100)
Purchase of Borrower Loans/Issuance of Notes	217,582	(217,767)	1,979,952	1,979,767
Principal repayments	(171,195)	173,958	(447)	2,316
Borrower loans sold to third parties	(2,515)	—	(1,978,905)	(1,981,420)
Other changes	416	(591)	(1)	(176)
Change in fair value	(25,934)	25,569	(7)	(372)
Balance at December 31, 2016	$315,627	$(316,236)	$624	$15
The following table presents additional information about level 3 servicing assets and liabilities measured at fair value on a recurring basis (in thousands):

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2016	$13,605	$484
Additions	9,833	9
Less: Changes in fair value	(10,977)	(295)
Balance at December 31, 2016	$12,461	$198
Additions	14,138	—
Less: Changes in fair value	(12,001)	(139)
Fair Value at December 31, 2017	$14,598	$59
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Balance at January 1, 2016	$—
Issuances	647
Cash payment of Loan Trailing Fee	(21)
Change in fair value	39
Balance at December 31, 2016	$665
Issuances	2,631
Cash payment of Loan Trailing Fee	(956)
Change in fair value	255
Balance at December 31, 2017	$2,595
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at December 31, 2017 for Borrower Loans, Loans Held for Sale and Notes originated through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans / Loans Held for Sale		Notes
Fair value at December 31, 2017	$293,054		$293,948
Discount rate assumption:	7.15%	*	7.15%	*
Resulting fair value from:
100 basis point increase	$290,116		$290,948
200 basis point increase	287,206		288,024
Resulting fair value from:
100 basis point decrease	$296,169		$297,028
200 basis point decrease	299,319		300,192

Default rate assumption:	13.52%	*	13.52%	*
Resulting fair value from:
100 basis point increase	$289,386		$290,202
200 basis point increase	285,792		286,581
Resulting fair value from:
100 basis point decrease	$296,868		$297,742
200 basis point decrease	300,679		301,584
* Represents weighted average assumptions considering all credit grades.
The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates, prepayment rates and different default rates as of December 31, 2017 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Fair value at December 31, 2017	$14,598	$59
Weighted average market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Servicing rate increase to 0.65%	13,670	65
Servicing rate decrease to 0.60%	15,525	53

Weighted average prepayment assumptions	19.80%	19.80%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	14,414	59
Applying a 0.9 multiplier to prepayment rate	14,784	60

Weighted average default assumptions	13.00%	13.00%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	14,403	59
Applying a 0.9 multiplier to default rate	14,796	59
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
7. Income Taxes

Prosper Funding incurred no income tax provision for the year ended December 31, 2017, 2016 and 2015. Prosper Funding is a US disregarded entity and the loss is included in the return of its parent, PMI. Since PMI is in a loss position, not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.
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
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month.  To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency.  Accordingly, the minimum fee for the year ended December 31, 2018 is $1.7 million. The minimum fee is $0.9 million in 2019. Additionally, under the agreement with WebBank, Prosper is required to maintain a minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At December 31, 2017 the Company was in compliance with the covenant.
Loan Purchase Commitments
Prosper Funding has entered into an agreement with WebBank to purchase $29.3 million of Borrower Loans that WebBank originated during the during the last two business days of the year ended December 31, 2017 and the first business day of the quarter ending March 31, 2018. Prosper will purchase these Borrower Loans within the first three business days of the quarter ended March 31, 2018.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper Funding and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans sold through the Whole Loan Channel, which at December 31, 2017 is $3.7 billion.  Prosper Funding had accrued $0.8 million and $0.6 million as of December 31, 2017 and 2016 respectively in regard to this obligation.
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
Prosper Funding’s executive officers, directors who are not executive officers and certain affiliates participate on Prosper Funding’s lending platform by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper Funding as of December 31, 2017 and 2016 are summarized below (in thousands):

	Aggregate Amount of		Interest Earned on
Related Party	Notes Purchased		Notes
	2017	2016	2017	2016
Executive officers and management	$29	$1,065	$109	$225
Directors	—	—	—	—
Total	$29	$1,065	$109	$225

Related Party	Notes balance as of December 31,
	2017	2016
Executive officers and management	$38	$1,620
Directors	—	—
Total	$38	$1,620
10. Significant Concentrations
Prosper Funding is dependent on third party funding sources such as banks, asset managers and investment funds to provide the funding to allow WebBank to originate loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2017, the largest party purchased a total of 70% of those loans. This compares to 20%, 16% and 9% for the year ended December 31, 2016. Further, a significant portion of our business is dependent on funding through the Whole Loan Channel.  93% and 90% of Borrower Loans were originated through the Whole Loan Channel in the years ending December 31, 2017 and 2016, respectively.

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

3.2	Amended and Restated Certificate of Incorporation of PMI (incorporated by reference to Exhibit 3.2 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on November 13, 2017)

3.3	PFL Certificate of Formation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by PFL)

3.4	Bylaws of PMI, dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed October 30, 2007)

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)

4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)

Exhibit Number	Description

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

10.1	Form of PFL Borrower Registration Agreement (2)

10.2	Form of PFL Investor Registration Agreement (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Annual Report on Form 10-K, filed on March 20, 2017)

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

10.6
Amendment No. 1 to Administration Agreement between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 10-Q filed on May 14, 2014)

10.7
Amendment No. 2 to Administration Agreement between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Annual Report on Form 10-K filed on April 6, 2015)

10.8
Amendment No. 3 to Administration Agreement between PFL and PMI, dated as of November 8, 2016 and made effective as of July 1, 2016 (incorporated by reference to Exhibit 10.8 of PMI and PFL's Annual Report on Form 10-K, filed on March 20, 2017)

10.9
Services and Indemnity Agreement, dated March 1, 2012, between Global Securitization Services, LLC, Kevin Burns, Bernard Angelo, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.8 of Pre-Effective Amendment No. 3 to PFL and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed on November 21, 2012)

10.10
Second Amended and Restated Loan Sale Agreement, dated January 25, 2013, between WebBank, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.5 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.11
Second Amended and Restated Loan Account Program Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.12
Stand By Loan Purchase Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.13
Amended and Restated Loan Sale Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.4 of PMI’s Quarterly Report on Form 10-Q, filed on November 12, 2010) (1)

10.14
Amended and Restated Loan Account Program Agreement, dated September 14, 2010, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI’s Quarterly Report on Form 10-Q, filed on November 12, 2010) (1)

10.15
Indemnification Agreement, dated January 15, 2013, between Prosper Marketplace, Inc. and Patrick Grady  (incorporated by reference to Exhibit 10.20 of PMI and PFL’s Annual Report on Form 10-K, filed on March 31, 2014) (3)

Exhibit Number	Description

10.16	Form of Indemnification Agreement for PMI’s directors (other than Patrick Grady), officers and key employees (3)

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

10.29
Marketing Agreement, dated July 1, 2016, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.30
Stand By Purchase Agreement, dated July 1, 2016, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Current Report on Form 8-K, filed on July 8, 2016) (1)

10.31
Warrant Agreement, dated as of February 27, 2017, among PMI, PF WarrantCo Holdings, LP, and, for certain limited purposes, New Residential Investment Corp (incorporated by reference to Exhibit 10.9 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

10.32	Amendment No. 4 to Administration Agreement between PFL and PMI, dated as of January 25, 2018 (2)

21.1	Subsidiaries of Prosper Marketplace, Inc. (2)

21.2	Subsidiaries of Prosper Funding LLC (2)

23.1	Consent of Independent Registered Accounting Firm (2)

31.1	Certification of Chief Executive Officer of PMI Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

Exhibit Number	Description

31.2	Certification of Principal Financial Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.3	Certification of Chief Executive Officer of PFL Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Treasurer of PFL Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Principal Executive Officer and Principal Financial Officer of PMI pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Annual Report on Form 10-K for the year ended December 31, 2017. (2)

(1)	Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act.

(2)	Filed herewith.

(3)	Management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23th day of March, 2018.

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

Name	Title	Date

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Director	March 23, 2018
David Kimball

/s/ Usama Ashraf	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2018
Usama Ashraf

/s/ Claire A. Huang	Director	March 23, 2018
Claire A. Huang

/s/ Rajeev V. Date	Director	March 23, 2018
Rajeev V. Date

/s/ Patrick W. Grady	Director	March 23, 2018
Patrick W. Grady

/s/ David R. Golob	Director	March 23, 2018
David R. Golob

/s/ Nigel W. Morris	Director	March 23, 2018
Nigel W. Morris

/s/ Mason D. Haupt	Director	March 23, 2018
Mason D. Haupt

S-1

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23th day of March, 2018.

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

Name	Title

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Director	March 23, 2018
David Kimball

/s/ Usama Ashraf	Chief Financial Officer, Treasurer (Principal Financing and Accounting Officer); Director	March 23, 2018
Usama Ashraf

/s/ Bernard J. Angelo	Director	March 23, 2018
Bernard J. Angelo

/s/ David V. DeAngelis	Director	March 23, 2018
David V. DeAngelis

S-2