Form 10-Q
period 2018-03-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2018-05-14
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
As of May 4, 2018, there were 70,358,241 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.

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

There may be other factors that may cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
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

Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Cash and Cash Equivalents	$39,309	$45,795
Restricted Cash	172,065	152,668
Available for Sale Investments, at Fair Value	47,740	53,147
Accounts Receivable	3,839	683
Loans Held for Sale, at Fair Value	82,803	49
Borrower Loans, at Fair Value	285,584	293,005
Property and Equipment, Net	16,851	18,136
Prepaid and Other Assets	6,129	7,796
Servicing Assets	14,754	14,711
Goodwill	36,368	36,368
Intangible Assets, Net	1,266	1,377
Total Assets	$706,708	$623,735
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$11,143	$11,942
Payable to Investors	151,064	132,432
Notes at Fair Value	285,095	293,948
Warehouse Line	71,883	—
Other Liabilities	13,081	12,669
Convertible Preferred Stock Warrant Liability	127,041	116,366
Total Liabilities	659,307	567,357
Commitments and Contingencies (see Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized; 214,637,925 issued and outstanding as of March 31, 2018; and 444,760,848 shares authorized; 214,637,925 issued and outstanding as of December 31, 2017. Aggregate liquidation preference of $375,952 as of March 31, 2018 and December 31, 2017.	323,793	323,793
Stockholders' Deficit
Common Stock – $0.01 par value; 625,000,000 shares authorized; 71,278,880 shares issued, and 70,342,945 shares outstanding, as of March 31, 2018; 625,000,000 shares authorized; 71,226,934 shares issued, and 70,290,999 shares outstanding, as of December 31, 2017.	228	228
Additional Paid-In Capital	139,092	136,653
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(392,206)	(380,806)
Accumulated Other Comprehensive Loss	(89)	(73)
Total Stockholders' Deficit	(276,392)	(267,415)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$706,708	$623,735
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Operating Revenues
Transaction Fees, Net	$31,354	$26,869
Servicing Fees, Net	7,184	6,154
Gain (Loss) on Sale of Borrower Loans	3,350	(318)
Fair Value of Warrants Vested on Sale of Borrower Loans	(15,279)	(3,307)
Other Revenue	1,352	720
Total Operating Revenues	27,961	30,118
Interest Income
Interest Income on Borrower Loans	12,360	11,499
Interest Expense on Notes and Warehouse Line	(10,729)	(10,678)
Net Interest Income	1,631	821
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	858	(94)
Total Net Revenue	30,450	30,845
Expenses
Origination and Servicing	8,821	8,404
Sales and Marketing	18,828	19,555
General and Administrative	18,715	20,717
Restructuring Charges, Net	323	(75)
Change in Fair Value of Convertible Preferred Stock Warrants	(4,604)	401
Other Expenses (Income), Net	(242)	5,700
Total Expenses	41,841	54,702
Net Loss Before Taxes	(11,391)	(23,857)
Income Tax Expense	10	164
Net Loss Applicable to Common Stockholders	$(11,401)	$(24,021)
Net Loss Per Share – Basic and Diluted	$(0.16)	$(0.35)
Weighted-Average Shares - Basic and Diluted	70,302,910	69,178,049
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net Loss	$(11,401)	$(24,021)
Other Comprehensive Income (Loss), Before Tax
Change in Net Unrealized Gain on Available for Sale Investments, at Fair Value	(15)	17
Realized (Gain) Loss on Sale of Available for Sale Investments, at Fair Value	—	(12)
Other Comprehensive Income, Before Tax	(15)	5
Income tax effect	—	—
Other Comprehensive Income, Net of Tax	(15)	5
Comprehensive Loss	(11,416)	(24,016)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from Operating Activities:
Net Loss	$(11,401)	$(24,021)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	(858)	94
Depreciation and Amortization	2,825	3,443
Gain on Sales of Borrower Loans	(3,339)	(2,764)
Change in Fair Value of Servicing Rights	3,278	3,063
Stock-Based Compensation Expense	2,331	3,500
Restructuring Liability	323	(73)
Fair Value of Warrants Vested	15,279	4,790
Change in Fair Value of Warrants	(4,604)	401
Impairment Losses on Assets Held for Sale	—	4,321
Other, Net	(532)	15
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(595,199)	(523,997)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	513,953	524,515
Restricted Cash Except for those Related to Investing Activities	—	—
Accounts Receivable	(3,156)	(125)
Prepaid and Other Assets	2,540	(4,270)
Accounts Payable and Accrued Liabilities	(183)	(5,670)
Payable to Investors	18,632	(27,593)
Other Liabilities	(722)	(2,246)
Net Cash Used in Operating Activities	(60,833)	(46,617)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(46,276)	(56,680)
Principal Payments of Borrower Loans Held at Fair Value	46,023	50,565
Purchases of Property and Equipment	(1,358)	(1,596)
Maturities of Short Term Investments	—	1,282
Purchases of Short Term Investments	—	(1,280)
Purchases of Available for Sale Investments, at Fair Value	(1,504)	—
Proceeds from Sale of Available for Sale Investments	—	16,163
Maturities of Available for Sale Investments	7,000	8,600
Net Cash Provided by Investing Activities	3,885	17,054
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	46,225	56,814
Payments of Notes Held at Fair Value	(47,102)	(51,579)
Proceeds from revolving debt facilities	71,600	—
Payment for debt issuance costs	(873)	—
Proceeds from Exercise of Warrants and Stock Options including Early Exercise, and Issuance of Restricted Stock	9	4

Repurchase of Common Stock and Restricted Stock	—	(64)
Net Cash Provided by Financing Activities	69,859	5,175
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	12,911	(24,388)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	198,463	186,244
Cash, Cash Equivalents and Restricted Cash at End of the Period	$211,374	$161,856
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$10,941	$11,100
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	$153	$88
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
The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to these accounting policies during the first three months of 2018 other than the changes noted below.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows:

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and Cash Equivalents	$39,309	45,795	$28,535	$22,337
Restricted Cash	172,065	152,668	133,321	163,907
Total Cash, Cash Equivalents and Restricted Cash show in the consolidated statements of cash flows	$211,374	$198,463	$161,856	$186,244
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
Debt
For debt instruments carried at amortized cost, the Company defers specific incremental costs directly related to issuing debt or entering into revolving debt arrangements. Debt issuance costs associated with revolving debt arrangements are presented as an asset and subsequently amortized over the term of the revolving debt arrangement.
Revenues
Revenue primarily results from fees and net interest income earned. Fees include transaction fees for our services performed on behalf of WebBank to originate a loan. We also have other smaller sources of revenue reported as other revenue, this includes referral fees and securitization fees. For more information about Prosper's revenues, see Note 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 Financial Statements in the 2017 10-K.
Transaction Fees
Prosper has a customer contract with WebBank to facilitate the origination of all Borrower Loans through Prosper’s marketplace. In exchange for these services, Prosper earns a transaction fee from WebBank that is recognized when performance is complete, which is upon the successful origination of a Borrower Loan and which is similar to the recognition prior to the adoption of ASC 606. The transaction fee Prosper earns is determined by the term and credit grade of the Borrower Loan that is facilitated on Prosper’s marketplace, and ranges from 1.00% to 5.00% of the original principal amount of such Borrower Loan that WebBank originates.  Prosper records the transaction fee net of any fees paid to WebBank because Prosper does not receive an identifiable benefit from WebBank other than the Borrower Loan that has been recognized at fair value.
Other Revenues
Other revenues consist primarily of securitization fees and credit referral fees. Credit referral fees are where partner companies pay us an agreed upon amount for successful referrals of customers from our marketplace. The transaction price is a fixed amount per a referral and is recognized by the Company upon a successful referral which is similar to the recognition prior to the adoption of ASC 606. Securitization fees represent fees Prosper earns to facilitate securitizations for purchaser’ of Borrower Loans and is recognized as other revenue when the securitization is completed which is similar to the recognition prior to the adoption of ASC 606. In some instances Prosper may also provide a guarantee, which requires us to first fair value the guarantee and allocate the remaining transaction price to the securitization performance obligation.
As of March 31, 2018 Prosper had no material contract assets, contract liabilities or deferred contract costs. As of March 31, 2018, Prosper had no unsatisfied performance obligations related to transaction fee or other revenues.
Recent Accounting Pronouncements
Accounting Standards Adopted In The Current Period

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. Prosper adopted the requirements of the ASU as of January 1, 2018, utilizing the modified retrospective approach. Transaction fees, securitization fees and credit referral fees are included in the scope of the new guidance, while servicing fees, net interest income and gain or loss on the sale of loans remain within the scope of ASC topic 860, Transfers and Servicing or ASC topic 310. The impact of adopting the ASU did not result in a material cumulative effect adjustment upon the date of adoption. Additionally, the impact of adoption on the Consolidated Financial Statements for the current period is insignificant.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. Prosper adopted the standard effective January 1, 2018,  the adoption of this standard did not have a material impact on Prosper’s consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16)", which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory. Prosper adopted the standard effective January 1, 2018,  the adoption of this standard did not have a material impact on Prosper’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18)", which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Prosper adopted the standard effective January 1, 2018. Prosper has $172.1 million and $133.3 million of restricted cash on its consolidated balance sheet as of March 31, 2018 and 2017, respectively, whose cash flow statement classification changed to align with the new guidance.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Prosper adopted standard effective January 1, 2018,  the adoption of this standard did not have a material impact on Prosper’s consolidated financial statements.
Accounting Standards Issued, To Be Adopted By The Company In Future Periods
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance will be effective for us in the first quarter of our fiscal year 2019, and early adoption is not permitted. Prosper is currently evaluating the impact that this guidance will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures.  This guidance will be effective for us in the first quarter of our fiscal year 2019, and early adoption is permitted. Prosper is currently evaluating the impact that this guidance will have on its consolidated financial statements. We do expect that this guidance will have a material impact on Prosper's consolidated financial statements. As of March 31, 2018 Prosper has a total of $30.5 million in non-cancelable operating lease commitments.

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
3. Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Property and equipment:
Computer equipment	$14,530	$14,499
Internal-use software and website development costs	20,222	19,910
Office equipment and furniture	3,010	3,010
Leasehold improvements	7,078	7,078
Assets not yet placed in service	1,952	1,216
Property and equipment	46,792	45,713
Less accumulated depreciation and amortization	(29,941)	(27,577)
Total property and equipment, net	$16,851	$18,136
Depreciation and amortization expense for property and equipment for the three months ended March 31, 2018 and March 31, 2017 was $2.7 million and $2.6 million, respectively. Prosper capitalized internal-use software and website development costs in the amount of $1.1 million and $1.1 million for the three months ended March 31, 2018 and March 31, 2017, respectively. These charges are included in general and administration expenses on the condensed consolidated statements of operations.
4. Borrower Loans, Loans Held for Sale, and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale and Notes as of March 31, 2018 and December 31, 2017, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Aggregate principal balance outstanding	$288,725	$296,668	$(291,470)	$(300,922)	$81,845	$59
Fair value adjustments	(3,141)	(3,663)	6,375	6,974	958	(10)
Fair value	$285,584	$293,005	$(285,095)	$(293,948)	$82,803	$49
At March 31, 2018, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.31% to 32.32% and had various maturity dates through March 2023. At December 31, 2017, outstanding Borrower Loans had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.31% to 32.32% and had various maturity dates through December 2022.
Approximately $0.4 million and $1.8 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the three months ending March 31, 2018 and March 31, 2017, respectively.
As of March 31, 2018, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.0 million and a fair value of $1.2 million. As of December 31, 2017, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.5 million and a fair value of $1.3 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of March 31, 2018 and December 31, 2017, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.3 million, respectively.
5. Loan Servicing Assets and Liabilities
Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees.  The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The servicing assets and liabilities are measured at fair value throughout the servicing period. The total gains and losses recognized on the sale of such Borrower Loans for the three months ended March 31, 2018 was a gain of $3.4 million and a loss of $15.3 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium. The total losses recognized on the sale of such Borrower Loans were $3.6 million during the three months ended March 31, 2017, which included rebates provided to members of the Consortium prior to the closing of the Consortium transaction and a loss of $3.3 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium after the closing of the Consortium transaction..
As of March 31, 2018, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.31% to 35.52% and various maturity dates through March 2023. At December 31, 2017, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.31% to 35.52% and various maturity dates through December 2022.
$10.6 million and $9.7 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the three months ended March 31, 2018 and March 31, 2017, respectively.
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

The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of March 31, 2018 and December 31, 2017, are as follows (in thousands):

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Treasury Bills	28,610	—	(39)	28,571
US Treasury securities	19,220	—	(51)	19,169
Total Available for Sale Investments	$47,830	$—	$(90)	$47,740

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Treasury Bills	$34,014	$—	$(36)	$33,978
US Treasury securities	19,207	—	(38)	19,169
Total Available for Sale Investments	$53,221	$—	$(74)	$53,147
A summary of available for sale investments with unrealized losses as of March 31, 2018, and December 31, 2017, aggregated by category and period of continuous unrealized loss, is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Treasury Bills	$28,571	$(39)	$—	$—	$28,571	$(39)
US Treasury securities	$19,169	$(51)	$—	$—	$19,169	$(51)
Total Investments with Unrealized Losses	$47,740	$(90)	$—	$—	$47,740	$(90)

	Less than 12 months		12 months or longer		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Treasury Bills	$33,978	$(36)	$—	$—	$33,978	$(36)
US Treasury securities	$19,169	$(38)	$—	$—	$19,169	$(38)
Total Investments with Unrealized Losses	$53,147	$(74)	$—	$—	$53,147	$(74)

There were no impairment charges recognized during the three months ended March 31, 2018.
The maturities of available for sale investments at March 31, 2018 and December 31, 2017 are as follows (in thousands):

March 31, 2018	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Treasury Bills	28,571	—	—	—	28,571
US Treasury securities	16,447	2,722	—	—	19,169
Total Fair Value	$45,018	$2,722	$—	$—	$47,740
Total Amortized Cost	$45,096	$2,734	$—	$—	$47,830

December 31, 2017	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Treasury Bills	33,978	—	—	—	33,978
US Treasury securities	14,947	4,222	—	—	19,169
Total Fair Value	$48,925	$4,222	$—	$—	$53,147
Total Amortized Cost	$48,992	$4,229	$—	$—	$53,221

During the three months ended March 31, 2018, Prosper sold $0 of investments which resulted in a realized gain of $0.
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
Investments held at fair value consist of available for sale investments.  The available for sale investments may consist of corporate debt securities, commercial paper, U.S. treasury securities, Treasury bills, agency bonds and short term bond funds.  When available, Prosper uses quoted prices in active markets to measure the fair value of securities available for sale. When utilizing market data and bid-ask spreads, Prosper uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, Prosper uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. Prosper's primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information, such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar securities. Prosper compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. Prosper does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.
The Convertible Preferred Stock Warrant Liability is valued using a Black Scholes-Option pricing model. Refer to Note 12 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$285,584	$285,584
Loans Held for Sale	—	—	82,803	82,803
Available for Sale Investments, at Fair Value	—	47,740	—	47,740
Servicing Assets	—	—	14,754	14,754
Total Assets	—	47,740	383,141	430,881
Liabilities:
Notes	$—	$—	$285,095	$285,095
Servicing Liabilities	—	—	41	41
Convertible Preferred Stock Warrant Liability	—	—	127,041	127,041
Loan Trailing Fee Liability	—	—	2,663	2,663
Total Liabilities	$—	$—	$414,840	$414,840

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$293,005	$293,005
Loans Held for Sale	—	—	49	49
Available for Sale Investments, at Fair Value	—	53,147	—	53,147
Servicing Assets	—	—	14,711	14,711
Total Assets	—	53,147	307,765	360,912
Liabilities:
Notes	$—	$—	$293,948	$293,948
Servicing Liabilities	—	—	59	59
Convertible Preferred Stock Warrant Liability	—	—	116,366	116,366
Loan Trailing Fee Liability	—	—	2,595	2,595
Total Liabilities	$—	$—	$412,968	$412,968
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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at March 31, 2018 and December 31, 2017:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	March 31, 2018	December 31, 2017
Discount rate	3.9% - 14.1%	4.0% - 14.4%
Default rate	2.0% - 15.4%	2.0% - 15.4%

Servicing Rights

Range
Unobservable Input	March 31, 2018	December 31, 2017
Discount rate	15% - 25%	15% - 25%
Default rate	1.5% - 16.3%	1.5% - 16.1%
Prepayment rate	10.7% - 31.4%	13.5% - 30.2%
Market servicing rate	0.625%	0.625%
Loan Trailing Fee Liability:

Range
Unobservable Input	March 31, 2018	December 31, 2017
Discount rate	15% - 25%	15% - 25%
Default rate	1.5% - 16.3%	1.5% - 16.1%
Prepayment rate	10.7% - 31.4%	13.5% - 30.2%
At March 31, 2018, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2018	$293,005	$(293,948)	$49	$(894)
Purchase of Borrower Loans/Issuance of Notes	46,276	(46,225)	595,199	595,250
Principal repayments	(44,957)	47,102	(3,849)	(1,704)
Borrower Loans sold to third parties	(1,066)	—	(510,104)	(511,170)
Other changes	(136)	547	541	952
Change in fair value	(7,538)	7,429	967	858
Balance at March 31, 2018	$285,584	$(285,095)	$82,803	$83,292

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2017	$315,627	$(316,236)	$624	$15
Purchase of Borrower Loans/Issuance of Notes	56,680	(56,814)	523,997	523,863
Principal repayments	(49,444)	51,579	(28)	2,107
Borrower Loans sold to third parties	(1,121)	—	(524,487)	(525,608)
Other changes	(1)	422	(3)	418
Change in fair value	(4,205)	4,105	6	(94)
Balance at March 31, 2017	$317,536	$(316,944)	$109	$701

The following tables present additional information about level 3 servicing assets and liabilities measured at fair value on a recurring basis (in thousands):

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2018	14,711	59
Additions	3,339	—
Less: Changes in fair value	(3,296)	(18)
Fair Value at March 31, 2018	14,754	41

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2017	12,786	198
Additions	2,764	—
Less: Changes in fair value	(3,114)	(51)
Fair Value at March 31, 2017	12,436	147

The following table presents additional information about level 3 Preferred Stock Warrant Liability measured at fair value on a recurring basis (in thousands):

Balance as of January 1, 2018	$116,366
Add Issuances of Preferred Stock Warrant	15,279
Change in fair value of the preferred stock warrant liability	(4,604)
Balance at March 31, 2018	$127,041

Balance as of January 1, 2017	$—
Add Issuances of Preferred Stock Warrant	30,410
Change in fair value of the preferred stock warrant liability	401
Balance at March 31, 2017	$30,811

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
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Balance at January 1, 2018	2,595
Issuances	625
Cash payment of Loan Trailing Fee	(651)
Change in fair value	94
Balance at March 31, 2018	2,663
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at March 31, 2018 for Borrower Loans, Loans Held for Sale and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Fair value at March 31, 2018	$368,387		$285,095
Discount rate assumption:	7.00%	*	7.00%	*
Resulting fair value from:
100 basis point increase	$364,642		$282,191
200 basis point increase	360,991		279,362
Resulting fair value from:
100 basis point decrease	$372,233		$288,075
200 basis point decrease	376,181		291,135
Default rate assumption:	13.44%	*	13.44%	*
Resulting fair value from:
100 basis point increase	$363,713		$281,460
200 basis point increase	359,176		277,933
Resulting fair value from:
100 basis point decrease	$373,114		$288,771
200 basis point decrease	377,894		292,488
* Represents weighted average assumptions considering all credit grades.
The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of March 31, 2018 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Fair value at March 31, 2018	$14,754	$41
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$13,834	$46
Market servicing rate decrease to 0.60%	$15,689	$37
Weighted average prepayment assumptions	19.88%	19.88%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	$14,579	$41
Applying a 0.9 multiplier to prepayment rate	$14,947	$42
Weighted average default assumptions	12.91%	12.91%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$14,573	$41
Applying a 0.9 multiplier to default rate	$14,955	$41
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
Financial Instruments, Assets and Liabilities not Recorded at Fair Value
The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value (in thousands):

March 31, 2018	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$39,309	$—	$39,309	$—	$39,309
Restricted Cash	172,065	—	172,065	—	172,065
Accounts Receivable	3,839	—	3,839	—	3,839
Total Assets	215,213	—	215,213	—	215,213
Liabilities:
Accounts Payable and Accrued Liabilities	$11,143	$—	$11,143	$—	$11,143
Payable to Investors	151,064	—	151,064	—	151,064
Warehouse Line	71,883	—	71,883	—	71,883
Total Liabilities	$234,090	$—	$234,090	$—	$234,090

8. Goodwill and Other Intangible Assets
Goodwill
Prosper’s goodwill balance of $36.4 million at March 31, 2018 did not change during the three months ended March 31, 2018. We did not record any goodwill impairment expense for the three months ended March 31, 2018.
Other Intangible Assets
The following table presents the detail of other intangible assets for the period presented (dollars in thousands):

	March 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(3,784)	$1,266	7.1
Brand name	60	(60)	—	—
Total intangible assets subject to amortization	$8,170	$(6,904)	$1,266
Prosper’s intangible asset balance was $1.3 million and $1.4 million at March 31, 2018 and December 31, 2017, respectively. During the three months March 31, 2017, certain intangible assets were made available for sale and as a result they were written down to fair value. This resulted in an impairment loss of $4.3 million in the three months ended March 31, 2017, which is recorded in Other Expenses on the Condensed Consolidated Statement of Operations.
The user base and customer relationship intangible assets are being amortized on an accelerated basis over a three to ten year period. The technology and brand name intangible assets are being amortized on a straight line basis over three to five years and one year, respectively.

Amortization expense for the three months ended March 31, 2018 and March 31, 2017 was $0.1 million and $0.9 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
Remainder of 2018	$267
2019	279
2020	220
2021	172
2022	136
Thereafter	$192
Total	$1,266
9. Other Liabilities
Other Liabilities includes the following:

	March 31, 2018	December 31, 2017
Loan trailing fee	2,663	2,595
Deferred revenue	493	452
Servicing liabilities	41	59
Deferred income tax liability	235	225
Deferred rent	3,782	3,904
Restructuring liability	3,429	3,355
Other	2,438	2,079
Total Other Liabilities	$13,081	$12,669

10. Debt
Warehouse Line
On January 19, 2018, through a wholly-owned subsidiary, Prosper Warehouse I Trust ("PWIT"), Prosper entered into a $100 million committed revolving line of credit agreement ( the "Warehouse Agreement"). In connection with the Warehouse Agreement, PWIT entered into a security agreement with a bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the Warehouse Line may only be used to purchase certain unsecured consumer loans and related rights and documents from the Company and to pay fees and expenses related to the Warehouse Line.
Proceeds of loans made under the Warehouse Line may be borrowed, repaid and reborrowed until the earliest of January 19, 2020 and the occurrence of any accelerated amortization event or event of default. Repayment of any outstanding proceeds will be made over the 24 month period ending January 19, 2022, excluding the occurrence of any accelerated amortization event or event of default.
The Warehouse Line bears interest at a rate of LIBOR plus 3.25% and has an advance rate of 89%. Additionally, the Warehouse Line bears a monthly unused commitment fee of 0.75% per annum on the undrawn portion available under the Warehouse Line. For purposes of this calculation, the maximum amount of the undrawn portion is $50 million.
The Warehouse Agreement contains certain covenants applicable to PWIT, including restrictions on PWIT’s ability to incur indebtedness, pledge assets, merge or consolidate, and enter into certain affiliate transactions. The Warehouse Line also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) convertible preferred stock, (B) total stockholders’ deficit and (C) convertible preferred stock warrant liability less (ii) the sum of (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and available for sale investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness, and borrower dependent notes, to tangible net worth. As of March 31, 2018, Prosper was in compliance with the covenants under the Warehouse Agreement.

As of March 31, 2018, Prosper had $71.9 million in debt outstanding under the Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $81.3 million included in "Loans Held for Sale, at Fair Value" on the Condensed Consolidated Balance Sheet. At March 31, 2018 the undrawn portion available under the Warehouse Line was $28.4 million. Prosper incurred $1.0 million of capitalized debt issuance costs, which will be recognized as interest expense through January 19, 2022.
Prosper has also purchased a swaption to limit our exposure to increases in LIBOR. The swaption is recorded on the Condensed Consolidated Balance Sheet at fair value in Prepaids and Other Assets. Any changes in the fair value will be recorded in the Change in Fair Value of Loans, Loans Held for Sale and Notes, Net on the Condensed Consolidated Statement of Operations. The fair value of the swaption was not material at March 31, 2018.
11. Net Loss Per Share
The weighted average shares used in calculating basic and diluted net loss per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted net loss per share was calculated as follows:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss available to common stockholders for basic and diluted EPS	$(11,401)	$(24,021)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	70,302,910	69,178,049
Basic and diluted net loss per share	$(0.16)	$(0.35)
The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	214,637,925	177,388,428
Stock options issued and outstanding	60,695,848	41,234,189
Unvested stock options exercised	6,875	30,835
Restricted stock units	2,371	351,721
Warrants issued and outstanding	1,081,630	988,513
Series E-1 convertible preferred stock warrants	35,544,141	35,544,141
Series F convertible preferred stock warrants	177,720,704	177,720,704
Total common stock equivalents excluded from diluted net loss per common share computation	489,689,494	433,258,531
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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of March 31, 2018 are disclosed in the table below (amounts in thousands except share and per share amounts):

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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Condensed Consortium Purchase Agreement on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended March 31, 2018, Prosper recognized $1.4 million of income from the re-measurement of the fair value of the warrants. The income is recorded through change in fair value of convertible preferred stock warrants in the condensed consolidated statement of operations.
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
The Company determined the fair value of the outstanding convertible Series E-1 preferred stock warrants utilizing the following assumptions as of the following dates:

	March 31, 2018	December 31, 2017
Volatility	40%	40%
Risk-free interest rate	2.72%	2.38%
Remaining contractual term (in years)	8.80	9.04
Dividend yield	0%	0%
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
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 16), PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. For the three months ended March 31, 2018,

Prosper recognized $3.2 million of income from the re-measurement of the fair value of the warrants. The income is recorded through change in fair value of convertible preferred stock warrants in the condensed consolidated statement of operations.
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
The Company determined the fair value of the outstanding convertible Series F preferred stock warrants utilizing the following assumptions as of the following dates:

	March 31, 2018	December 31, 2017
Volatility	40%	40%
Risk-free interest rate	2.72%	2.38%
Remaining contractual term (in years)	8.91	9.16
Dividend yield	0%	0%
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
Remaining Contractual Term: The remaining contractual term represents the time from the date of the valuation to the expiration of the warrant.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
The combined activity of the Convertible Preferred Stock Warrant Liability for the three months ended March 31, 2018 is as follows (in thousands):

Balance at January 1, 2018	$116,366
Warrants Vested	15,279
Change in Fair Value	(4,604)
Balance at March 31, 2018	$127,041
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, as amended, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance.  The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of March 31, 2018, 71,278,880 shares of common stock were issued and 70,342,945 shares of common stock were outstanding. As of December 31, 2017, 71,226,934 shares of common stock were issued and 70,290,999 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the three months ended March 31, 2018, PMI issued 43,746 shares of common stock upon the exercise of vested options for cash proceeds of $10 thousand. Certain options are eligible for exercise prior to vesting. These unvested options may be exercised for restricted shares of common stock that have the same vesting schedule as the options. Prosper records a liability for the exercise price paid upon the exercise of unvested options, which is reclassified to common stock and additional paid-in capital as the shares vest. Should the holder’s employment be terminated, the unvested restricted shares are subject to repurchase by PMI at an amount equal to the exercise price paid for such shares. At March 31, 2018 and December 31, 2017, there were 6,875 and 11,565 shares, respectively, of restricted stock outstanding that remain unvested and subject to PMI’s right of repurchase.
For the three months ended March 31, 2018, PMI repurchased no shares of restricted stock upon termination of employment of employees.
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
As of March 31, 2018, up to 93,235,260 shares of common stock are reserved for issuance under the 2015 Plan, and may be granted to employees, directors, and consultants by PMI’s board of directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter or vest 50% one year from the vesting date and 1/48th per month thereafter or vest 50% two years from the vesting commencement date and 1/48th per month thereafter or vest 1/36th per month from the vesting commencement date.  In no event are options exercisable more than 10 years after the date of grant.
At March 31, 2018, there were 20,406,520 shares available for grant under the 2015 Plan and zero shares available for grant under the 2005 Plan.
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
The financial statement impact of the above Repricings is $0.2 million in the three months ended March 31, 2018 and $1.1 million (net of forfeitures) that will be recognized over the remaining weighted average vesting period of 1.2 years.
Early Exercised Stock Options
The balance of stock options that were early exercised under the 2005 Plan as of March 31, 2018 is not material.

Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the three months ended March 31, 2018 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2018	58,628,039	$0.25
Options issued	17,567,641	0.54
Options exercised – vested	(43,746)	0.22
Options forfeited	(422,088)	0.34
Balance as of March 31, 2018	75,729,846	$0.32
Options vested and expected to vest as of March 31, 2018	62,193,348	0.32
Options vested and exercisable at March 31, 2018	31,204,931	0.20
Other Information Regarding Stock Options
Additional information regarding common stock options outstanding as of March 31, 2018 is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted – Avg. Remaining Life	Weighted –Avg. Exercise Price	Number Vested	Weighted – Avg. Exercise Price
$0.02 - 0.20	4,768,290	5.79	$0.11	4,768,290	$0.11
0.21 - 0.50	46,019,257	8.44	0.22	26,278,879	0.22
0.51 - 1.13	24,942,299	9.86	0.54	157,762	0.61
$0.02 - 1.13	75,729,846	8.74	$0.32	31,204,931	$0.20
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires Prosper to make assumptions and judgments about the variables used in the calculation, including the fair value of PMI’s common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of PMI’s common stock, a risk-free interest rate, and expected dividends. Given the absence of a publicly traded market, Prosper considered numerous objective and subjective factors to determine the fair value of PMI’s common stock at each grant date. These factors included, but were not limited to: (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) the prices for PMI’s preferred stock sold to outside investors; (iii) the rights, preferences and privileges of PMI’s preferred stock relative to PMI’s common stock; (iv) the lack of marketability of PMI’s common stock; (v) developments in the business; (vi) secondary transactions of PMI’s common and preferred shares and (vii) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of Prosper, given prevailing market conditions. As PMI’s stock is not publicly traded, volatility for stock options is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of Prosper. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options using the simplified method. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Prosper uses an expected dividend yield of zero as it does not anticipate paying any dividends in the foreseeable future.
Prosper also estimates forfeitures of unvested stock options. Expected forfeitures are based on Prosper’s historical experience.  To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest.

The fair value of PMI’s stock option awards granted during the three months ended March 31, 2018 and March 31, 2017 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended March 31,
	2018	2017
Volatility of common stock	44.10%	50.28%
Risk-free interest rate	2.74%	2.12%
Expected life (in years)	6.0	5.7
Dividend yield	0%	0%
Restricted Stock Unit Activity
During the three months ended March 31, 2018, PMI granted restricted stock units (“RSUs”) to certain employees that are subject to three-year vesting terms or four-year vesting terms and the occurrence of a liquidity event.
The aggregate fair value of the RSUs granted was $1.9 million. The following table summarizes the activities for PMI’s RSUs during the three months ended March 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2018	1,399,180	$2.16
Granted	3,569,586	0.54
Vested	—	—
Forfeited	(3,500)	2.18
Unvested - March 31, 2018	4,965,266	$0.99
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations during the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Origination and servicing	$216	$217
Sales and marketing	107	171
General and administrative	2,008	3,112
Total stock based compensation	$2,331	$3,500
During the three months ended March 31, 2018 and March 31, 2017, Prosper capitalized $0.1 million and $0.1 million, respectively, of stock-based compensation as internal use software and website development costs. As of March 31, 2018, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper’s employees’ unvested stock-based awards was approximately $14.5 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.0 years.
14. Restructuring
Summary of Restructuring Plan
During 2016, Prosper adopted a strategic restructuring of its business. This restructuring was intended to streamline our operations and support future growth efforts. Under this restructuring, Prosper closed its Salt Lake City, Utah location and its Tel Aviv location.
In the three months ended March 31, 2018 Prosper's only restructuring related activities related to office space that is no longer needed. Other than accretion and changes in sublease loss estimates, Prosper does not expect any additional restructuring charges related to this restructuring.

The following table summarizes the activities related to Prosper's restructuring plan (in thousands):

	Facilities Related	Total
Balance January 1, 2018	$3,244	$3,244
Adjustments to expense	323	323
Sublease cash receipts	134	134
Less: Cash paid	(368)	(368)
Balance March 31, 2018	$3,333	$3,333

15. Income Taxes
For the three months ended March 31, 2018 and March 31, 2017, Prosper recognized $10 thousand and $164 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability.  No other income tax expense or benefit was recorded for the three month periods ended March 31, 2018 and March 31, 2017 due to a full valuation allowance recorded against our deferred tax assets.
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
In connection with the Consortium Purchase Agreement, PMI issued to the Consortium, three warrants to purchase up to an aggregate 177,720,706 shares of PMI’s Series F Preferred Stock at an exercise price of $0.01 per share (the “Warrant Shares”).
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
On vesting of the Series F warrants, Prosper records a liability as "Convertible Preferred Stock Warrant Liability" on the Condensed Consolidated Balance Sheet at fair value and a corresponding amount as "Fair Value of Warrants Vested on Sale of Borrower Loans" on the Condensed Consolidated Statement of Operations. Subsequent changes in the fair value of the vested warrants are recorded in "Other Expenses" on the Condensed Consolidated Statement of Operations. Additionally, in connection with the execution of the Consortium Purchase Agreement, certain previously issued rebates were settled by an issuance of vested Series F Convertible Preferred Stock Warrants. The difference in fair value of these warrants over the cash settlement price is recorded in "Change in Fair Value of Convertible Preferred Stock Warrants" on the Condensed Consolidated Statement of Operations.
The following represents the loans purchased and warrants vested under the Consortium Purchase Agreement:

	Loans Acquired (in thousands)	Warrants Vested
Total as of December 31, 2017	$1,826,527	75,186,002
Loans Purchased by the Consortium during the quarter ended March 31, 2018	333,622	15,381,928
Total as of March 31, 2018	$2,160,149	90,567,930
In addition to the $2.2 billion above, warrants vested on signing of the Consortium Purchase Agreement were issued to settle certain rebates on $0.3 billion of whole loan purchases by members of the Consortium prior to the signing of the Consortium Purchase Agreement.   This $0.3 billion also reduces the up to $5.0 billion aggregate amount under the Consortium Purchase Agreement.
17. Commitments and Contingencies
Future Minimum Lease Payments
Prosper has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2022 and 2027.
The table below presents future minimum rental payments, net of minimum sublease rentals of $6.8 million, for the remaining terms of the operating leases (in thousands):

Remainder of 2018	3,419
2019	5,046
2020	5,534
2021	5,492
2022	5,377
Thereafter	5,602
Total	$30,470
The payments in the above table include amounts that have been accrued for as part of the restructuring liability in Note 14. Restructuring accrual balances related to operating facility leases were $3.3 million at March 31, 2018.
Rental expense under operating lease arrangements was $1.1 million and $1.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively.
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month.  To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency.  Accordingly, the minimum fee for the remaining nine months of 2018 is $1.3 million.  The minimum fee is $0.9 million for the year 2019.
Additionally, under the agreement with WebBank, Prosper is required to maintain a minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At March 31, 2018, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper has entered into an agreement with WebBank to purchase $42.1 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2018 and the first business day of the quarter ending June 30, 2018. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2018.
Repurchase and Indemnification Contingency

Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at March 31, 2018 is $3.7 billion. Prosper has accrued $1.0 million and $0.8 million as of March 31, 2018 and December 31, 2017, respectively, in regard to this obligation.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three months ended March 31, 2018 and March 31, 2017, as well as the Notes and Borrower Loans outstanding as of March 31, 2018 and December 31, 2017 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased Three Months Ended March 31,		Interest Earned on Notes and Borrower Loans Three Months Ended March 31,
Related Party	2018	2017	2018	2017
Executive officers and management	$11	$5	$1	$93
Directors (excluding executive officers and management)	101	88	11	10
Total	$112	$93	$12	$103

	Notes balance as of
Related Party	March 31, 2018	December 31, 2017
Executive officers and management	$43	$38
Directors (excluding executive officers and management)	556	553
	$599	$591
19. Significant Concentrations
Prosper is dependent on third party funding sources such as banks, assets managers and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the quarter ended March 31, 2018, the largest party purchased a total of 45% of those loans. This compares to 33%, 24% and 12% for the three largest parties for the three months ended March 31, 2017.  The party purchasing 24% for the three months ended March 31, 2017 is a member of the Consortium and purchased these loans prior to the closing of the Consortium Agreement on February 27, 2017. Further, a significant portion of our business is dependent on funding through the Whole Loan Channel, for which 93% and 90% of Borrower Loans were originated through the Whole Loan Channel in the three months ended March 31, 2018 and March 31, 2017, respectively.
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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	March 31, 2018	December 31, 2017
Assets
Cash and Cash Equivalents	$9,978	$8,223
Restricted Cash	157,667	140,092
Loans Held for Sale at Fair Value	41	49
Borrower Loans Receivable at Fair Value	285,584	293,005
Property and Equipment, Net	7,037	7,953
Servicing Assets	15,023	14,598
Other Assets	178	125
Total Assets	$475,508	$464,045
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$938	$745
Payable to Related Party	4,107	2,889
Payable to Investors	150,857	132,112
Notes at Fair Value	285,095	293,948
Other Liabilities	4,313	3,985
Total Liabilities	445,310	433,679
Member's Equity
Member's Equity	24,904	24,904
Retained Earnings	5,294	5,462
Total Member's Equity	$30,198	$30,366
Total Liabilities and Member's Equity	$475,508	$464,045
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$23,783	$15,153
Servicing Fees, Net	6,812	5,879
Gain (Loss) on Sale of Borrower Loans	(11,574)	(3,625)
Other Revenues	63	32
Total Operating Revenues	19,084	17,439
Interest Income on Borrower Loans	10,951	11,499
Interest Expense on Notes	(10,211)	(10,678)
Net Interest Income	740	821
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(109)	(94)
Total Net Revenues	19,715	18,166
Expenses
Administration Fee - Related Party	17,887	15,815
Servicing	1,814	844
General and Administrative	183	1,059
Total Expenses	19,884	17,718
Total Net Income (Loss)	$(169)	$448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net Income (Loss)	$(169)	$448
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	109	94
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(411)	(418)
Gain on Sale of Borrower Loans	(3,695)	(2,764)
Change in Fair Value of Servicing Rights	3,253	2,984
Depreciation and Amortization	1,578	1,280
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(595,199)	(523,997)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	595,207	524,515
Other Assets	(53)	(47)
Accounts Payable and Accrued Liabilities	194	(1,477)
Payable to Investors	18,745	(27,286)
Net Related Party Receivable/Payable	1,055	850
Other Liabilities	345	719
Net Cash Provided by (used in) Operating Activities	20,959	(25,099)
Cash Flows From Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(46,276)	(56,680)
Principal Payment of Borrower Loans Held at Fair Value	46,023	50,565
Maturities of Short Term Investments	—	1,280
Purchases of Short Term Investments	—	(1,282)
Purchases of Property and Equipment	(499)	(1,031)
Net Cash Used in Investing Activities	(752)	(7,148)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	46,225	56,814
Payments of Notes Held at Fair Value	(47,102)	(51,579)
Net Cash (Used in) Provided by Financing Activities	(877)	5,235
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	19,330	(27,012)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	148,315	154,912
Cash, Cash Equivalents and Restricted Cash at End of the Period	$167,645	$127,900
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$10,758	$11,100
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$(163)	1,647
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
The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
Prosper Funding did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2018 and March 31, 2017.
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
2. Significant Accounting Policies
Prosper Funding's significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to these accounting policies during the first three months of 2018.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown in the consolidated statements of cash flows:

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and Cash Equivalents	$9,978	8,223	$8,365	$6,929
Restricted Cash	157,667	140,092	119,535	147,983
Total Cash, Cash Equivalents and Restricted Cash show in the consolidated statements of cash flows	$167,645	$148,315	$127,900	$154,912
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
Recent Accounting Pronouncements
Accounting Standards Adopted In The Current Period
In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. Prosper Funding adopted the requirements of the ASU as of January 1, 2018, utilizing the modified retrospective approach. Administration fees are included in the scope of the new guidance, while servicing fees and gain or loss on the sale of loans remain within the scope of ASC topic 860, Transfers and Servicing. The impact of adopting the ASU is not significant to the Consolidated Financial Statements in the current period.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. Prosper Funding adopted standard effective January 1, 2018,  the adoption of this standard did not have a material impact on Prosper Funding’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (ASU2016-18)", which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Prosper Funding adopted standard effective January 1, 2018. Prosper Funding has $157.7 million and $119.5 million of restricted cash on its consolidated balance sheet as of March 31, 2018 and 2017, respectively, whose cash flow statement classification changed to align with the new guidance.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Prosper Funding adopted standard effective January 1, 2018,  the adoption of this standard did not have a material impact on Prosper Funding’s consolidated financial statements.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Property and equipment:
Internal-use software and web site development costs	$20,223	$19,911
Less accumulated depreciation and amortization	(13,186)	(11,958)
Total property and equipment, net	$7,037	$7,953
Depreciation expense for the three months ended March 31, 2018 and March 31, 2017 was $1.6 million and $1.3 million, respectively.
4. Borrower Loans, Loans Held For Sale, and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale and Notes as of March 31, 2018 and December 31, 2017, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Aggregate principal balance outstanding	$288,725	$296,668	$(291,470)	$(300,922)	$51	$59
Fair value adjustments	(3,141)	(3,663)	6,375	6,974	(10)	(10)
Fair value	$285,584	$293,005	$(285,095)	$(293,948)	$41	$49

At March 31, 2018, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.31% to 32.32% and had various maturity dates through March 2023. At December 31, 2017, outstanding Borrower Loans had original maturities of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.31% to 32.32% and had various maturity dates through December 2022.
Approximately $0.4 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that was recorded in the change in fair value during the three months ended March 31, 2018.
As of March 31, 2018, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.0 million and a fair value of $1.2 million. As of December 31, 2017, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.5 million and a fair value of $1.3 million. Prosper Funding places loans on non-accrual status when they are over 120 days past due. As of March 31, 2018 and December 31, 2017, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.3 million, respectively.
5. Loan Servicing Assets and Liabilities
Prosper Funding accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total losses recognized on the sale of such Borrower Loans were a loss of $11.6 million and $3.6 million for the three months ended March 31, 2018 and March 31, 2017, respectively.
At March 31, 2018, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.31% to 35.52% and various maturity dates through March 2023. At December 31, 2017, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months and had monthly payments with fixed interest rates ranging from 5.31% to 35.52% and various maturity dates through December 2022.
$10.6 million and $8.5 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the three months ended March 31, 2018 and March 31, 2017, respectively.
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
6. Income Taxes
Prosper Funding incurred no income tax provision for the three months ended March 31, 2018 and March 31, 2017. Prosper Funding is a US disregarded entity and its income and loss is included in the return of its parent, PMI. Since PMI is in a loss position, is not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$285,584	$285,584
Servicing Assets	—	—	15,023	15,023
Loans Held for Sale	—	—	41	41
Total Assets	—	—	300,648	300,648
Liabilities:
Notes	$—	$—	$285,095	$285,095
Servicing Liabilities	—	—	41	41
Loan Trailing Fee Liability	—	—	2,663	2,663
Total Liabilities	$—	$—	$287,799	$287,799

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$293,005	$293,005
Servicing Assets	—	—	14,598	14,598
Loans Held for Sale	—	—	49	49
Total Assets	—	—	307,652	307,652
Liabilities:
Notes	$—	$—	$293,948	$293,948
Servicing Liabilities	—	—	59	59
Loan Trailing Fee Liability	—	—	2,595	2,595
Total Liabilities	$—	$—	$296,602	$296,602
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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s level 3 fair value measurements at March 31, 2018 and December 31, 2017:

Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	March 31, 2018	December 31, 2017
Discount rate	3.9% - 14.1%	4.0% - 14.4%
Default rate	2.0% - 15.4%	2.0% - 15.4%
Servicing Assets and Liabilities:

Range
Unobservable Input	March 31, 2018	December 31, 2017
Discount rate	15% - 25%	15% - 25%
Default rate	1.5% - 16.3%	1.5% - 16.1%
Prepayment rate	10.7% - 31.4%	13.5% - 30.2%
Market servicing rate	0.625%	0.625%
Loan Trailing Fee Liability:

Range
Unobservable Input	March 31, 2018	December 31, 2017
Discount rate	15% - 25%	15% - 25%
Default rate	1.5% - 16.3%	1.5% - 16.1%
Prepayment rate	10.7% - 31.4%	13.5% - 30.2%
The changes in the Borrower Loans, Loans Held for Sale and Notes, which are level 3 assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2018	$293,005	$(293,948)	$49	$(894)
Originations	46,276	(46,225)	595,199	595,250
Principal repayments	(44,957)	47,102	(8)	2,137
Borrower Loans sold to third parties	(1,066)	—	(595,199)	(596,265)
Other changes	(136)	547	—	411
Change in fair value	(7,538)	7,429	—	(109)
Balance at March 31, 2018	$285,584	$(285,095)	$41	$530

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2017	$315,627	$(316,236)	$624	$15
Originations	56,680	(56,814)	523,997	523,863
Principal repayments	(49,444)	51,579	(28)	2,107
Borrower Loans sold to third parties	(1,121)	—	(524,487)	(525,608)
Other changes	(1)	422	(3)	418
Change in fair value	(4,205)	4,105	6	(94)
Balance at March 31, 2017	$317,536	$(316,944)	$109	$701

The following table presents additional information about level 3 servicing assets and liabilities recorded at fair value for the three months ended March 31, 2018 (in thousands).

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2018	14,598	59
Additions	3,695	—
Less: Changes in fair value	(3,270)	(18)
Fair Value at March 31, 2018	15,023	41

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2017	12,461	198
Additions	2,764	—
Less: Changes in fair value	(3,035)	(51)
Fair Value at March 31, 2017	12,190	147

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
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Balance at January 1, 2018	2,595
Issuances	625
Cash payment of Loan Trailing Fee	(651)
Change in fair value	94
Balance at March 31, 2018	2,663
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at March 31, 2018 for Borrower Loans, Loans Held for Sale and Notes funded are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Fair value at March 31, 2018	$285,625		$285,095
Discount rate assumption:	7.00%	*	7.00%	*
Resulting fair value from:
100 basis point increase	$282,762		$282,191
200 basis point increase	279,931		279,362
Resulting fair value from:
100 basis point decrease	$288,648		$288,075
200 basis point decrease	291,710		291,135
Default rate assumption:	13.44%	*	13.44%	*
Resulting fair value from:
100 basis point increase	$282,042		$281,460
200 basis point increase	278,524		277,933
Resulting fair value from:
100 basis point decrease	$289,332		$288,771
200 basis point decrease	293,038		292,488
 * Represents weighted average assumptions considering all credit grades.
Servicing Asset and Liability Fair Value Input Sensitivity:
The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of March 31, 2018 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Fair value at March 31, 2018	$15,023	$41
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	14,079	46
Market servicing rate decrease to 0.60%	15,966	37
Weighted average prepayment assumptions	19.88%	19.88%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	14,836	41
Applying a 0.9 multiplier to prepayment rate	15,211	42
Weighted average default assumptions	12.91%	12.91%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	14,830	41
Applying a 0.9 multiplier to default rate	15,219	41
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
8. Commitments and Contingencies
Operating Commitments

Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month.  To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency.  Accordingly, the minimum fee for the remaining nine months of 2018 is $1.3 million.  The minimum fee is $0.9 million for the year 2019.
Loan Purchase Commitments
Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $42.1 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2018 and first business day of the quarter ending June 30, 2018. Prosper Funding will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2018.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper Funding and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at March 31, 2018 is $3.7 billion. Prosper Funding had accrued $1.0 million and $0.8 million as of March 31, 2018 and December 31, 2017, respectively, in regard to this obligation.
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
Prosper Funding’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be related parties of Prosper Funding as of March 31, 2018 and December 31, 2017 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Three Months Ended March 31,		Three Months Ended March 31,
Related Party	2018	2017	2018	2017
Executive officers and management	$11	$5	$1	$49
Directors (excluding executive officers and management)	—	—	—	—
Total	$11	$5	$1	$49

	Note and Borrower Loan Balance as of
Related Party	March 31, 2018	December 31, 2017
Executive officers and management	$43	$38
Directors (excluding executive officers and management)	—	—
	$43	$38

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
PROSPER MARKETPLACE, INC.
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with Prosper’s historical condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q.  The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” sections and elsewhere in this Quarterly Report on Form 10-Q and Prosper’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
During the year ended December 31, 2017, our marketplace facilitated $2.9 billion in Borrower Loan originations, of which $2.7 billion were funded through our Whole Loan Channel, representing 93% of the total Borrower Loans originated through our marketplace during this period. From inception through March 31, 2018, our marketplace facilitated $11.9 billion in Borrower Loan originations, of which $10.5 billion were funded through our Whole Loan Channel, representing 88% of the total Borrower Loans originated through our marketplace during this period.  In the three months ended March 31, 2018, our marketplace facilitated $744.1 million in Borrower Loan originations up 27% from the same period in 2017. In the three months ended March 31, 2018, $697.9 million of the borrower loan originations originated through our marketplace were funded through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period.
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

Results of Operations
Key Operating and Financial Metrics (in thousands)

	Three Months Ended March 31,
	2018	2017
Loan Originations	$744,127	$585,590
Transaction Fees, Net	31,354	26,869
Whole Loans Outstanding (1)	3,746,979	3,453,273
Servicing Fees, Net	7,184	6,154
Total Net Revenues	30,450	30,845
Core Revenue (2)	45,729	34,152
Net Loss	(11,401)	(24,021)
Adjusted EBITDA (2)	4,520	(9,039)
(1) Balance as of March 31.
(2) Core Revenue and Adjusted EBITDA are non-GAAP Financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measure, see “Non-GAAP Financial Measures”
Overview
The following tables summarize Prosper’s net loss for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Total Net Revenue	$30,450	$30,845	(395)	(1)%
Total Expenses	41,841	54,702	(12,861)	(24)%
Net Loss Before Taxes	(11,391)	(23,857)	12,466	(52)%
Income Tax Expense	10	164	(154)	(94)%
Net Loss	$(11,401)	$(24,021)	12,620	(53)%

Total net revenue for the three months ended March 31, 2018 was relatively flat when compared to the three months ended March 31, 2017, primarily due to increased Borrower Loan originations, which increased 27% on a dollar basis, but was partially offset by $15.3 million of rebates that were provided to members of the Consortium via the issuance of Convertible Preferred Stock Warrants that vested during the three months ended March 31, 2018. See below for an explanation of the increase in origination volume.  Total expenses for the three months ended March 31, 2018 decreased $12.9 million, a 24% decrease from the three months ended March 31, 2017, primarily due to a decrease in the fair value of the preferred stock warrant liability of $4.6 million in the three months ended March 31, 2018 and a $5.9 million decrease in other expenses for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, Prosper did not incur impairment changes in the three months ended March 31, 2018 as we did in the three months ended March 31, 2017(see below for further details). Net loss for the three months ended March 31, 2018 decreased $12.6 million, primarily due to the decrease in expenses explained above.
Origination Volume
From inception through March 31, 2018, a total of 937,714 Borrower Loans, totaling $11.9 billion, were originated through Prosper’s marketplace.
During the first quarter ended March 31, 2018, 53,009 Borrower Loans totaling $744.1 million were originated through Prosper’s marketplace, compared to 46,362 Borrower Loans totaling $585.6 million during the first quarter ended March 31, 2017. This represented an increase of 14% in terms of the number of loans and a 27% increase in the dollar amount of loans. The origination increase experienced during the quarter ended March 31, 2018 versus the quarter ended March 31, 2017 was due to higher borrower demand and stable funding sources.
Loan origination volume by Prosper Rating was as follows (in millions):

	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%
AA	$96.4	13%	$32.4	6%
A	130.8	18%	73.4	13%
B	178.5	24%	127.8	22%
C	204.1	27%	179.6	31%
D	89.3	12%	107.4	18%
E	36.7	5%	49.9	9%
HR	8.3	1%	15.1	3%
Total	$744.1		$585.6

During the three months ended March 31, 2018, the mix of originations on the Prosper platform was relatively lower risk when compared to the three months ended March 31, 2017 as Prosper tightened its credit underwriting to reduce borrower defaults in higher risk tiers.
Revenue
The following tables summarizes Prosper’s revenue for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$31,354	$26,869	4,485	17%
Servicing Fees, Net	7,184	6,154	1,030	17%
Gain (Loss) on Sale of Borrower Loans	3,350	(318)	3,668	(1,153)%
Fair Value of Warrants Vested on the Sale of Borrower Loans	(15,279)	(3,307)	(11,972)	362%
Other Revenues	1,352	720	632	88%
Total Operating Revenues	27,961	30,118	(2,157)	(7)%
Interest Income
Interest Income on Borrower Loans	12,360	11,499	861	7%
Interest Expense on Notes and Warehouse Line	(10,729)	(10,678)	(51)	—%
Net Interest Income	1,631	821	810	99%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	858	(94)	952	(1,013)%
Total Revenues	30,450	30,845	(395)	(1)%

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

Transaction fees increased primarily due to higher origination volume through Prosper’s marketplace during the three months ended March 31, 2018. The average transaction fee was 4.21% and 4.59% of the principal amount of originated loans facilitated through Prosper’s marketplace for the three months ended March 31, 2018 and 2017, respectively. The decrease in the average transaction fee was due to the higher proportion of loans with a Prosper rating of AA being originated on the platform during the current quarter. These loans have a lower transaction fee rate.
Servicing Fees, Net
Prosper earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates us for the costs we incur in servicing the Borrower Loan, including managing payments from borrowers and payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The increase in servicing fees during the three months ended March 31, 2018 was due to the increase in collection fees as compared to the three months ended March 31, 2017.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains and losses on Borrower Loans sold through the Whole Loan Channel. The increase was due to an increase in volume of such sales during the three months ending March 31, 2018 due to an increase in loans being originated through the platform as described above and $3.1 million less of rebates that were issued in the three months ended March 31, 2018 when compared to the three months ended March 31, 2017.
Fair Value of Warrants Vested on the Sale of Borrower Loans
Fair Value of Warrants Vested on the Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vest when the Consortium purchases whole loans under the Consortium Purchase Agreement that was signed in February 2017. The increase of $15.3 million recognized primarily related to an increase in the number of warrants that vested during the three months ended March 31, 2018.
Other Revenue
Other revenues consist primarily of securitization fees and credit referral fees. Credit referral fees are where partner companies pay us an agreed upon amount for referrals of customers from our website. Securitization fees represent fees Prosper earns to facilitate securitizations for purchasers of borrower loans. The increase in other revenue for the three months ended March 31, 2018 was primarily the result of an increase in securitization fees as Prosper facilitated one securitization during the three months ended March 31, 2018 compared to no securitizations during the three months ended March 31, 2017.
Interest Income on Borrower Loans and Interest Expense on Notes
Prosper recognizes interest income on Borrower Loans funded through the Note Channel using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding Notes based on the contractual interest rates. The interest rate charged on the Borrower Loans is generally 1% higher than the corresponding interest rate on the Note to compensate us for servicing the Borrower Loans. The increase during the three months ended March 31, 2018 was due to the net interest earned on the borrower loans purchased by Prosper with funding from the Warehouse Line.
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, net
The fair value of Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans, Loans Held for Sale and Notes include default rates derived from historical performance, and discount rates. Loans held for sale are valued using the same approach as the Borrower Loans held at fair value.
The following table summarizes the fair value adjustments for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended March 31,
	2018	2017
Borrower Loans	$(7,538)	$(4,205)
Loans held for sale	967	6
Notes	7,429	4,105
Total	$858	$(94)
Expenses
The following tables summarize Prosper’s expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Expenses
Origination and Servicing	$8,821	$8,404	417	5%
Sales and Marketing	18,828	19,555	(727)	(4)%
General and Administrative -Research and Development	4,268	4,174	94	2%
General and Administrative - Other	14,447	16,543	(2,096)	(13)%
Change in Fair Value of Convertible Preferred Stock Warrants	(4,604)	401	(5,005)	(1,248)%
Restructuring Charges	323	(75)	398	(531)%
Other Expenses	(242)	5,700	(5,942)	(104)%
Total Expenses	$41,841	$54,702	$(12,861)	(24)%
As of March 31, 2018, Prosper had 385 full-time employees compared to 371 full-time employees as of March 31, 2017. The following table reflects full-time employees as of March 31, 2018 and 2017 by department:

	March 31, 2018	March 31, 2017
Origination and Servicing	166	173
Sales and Marketing	12	25
General and Administrative - Research and Development	87	78
General and Administrative - Other	120	95
Total Headcount	385	371

Origination and Servicing
Origination and servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to Prosper’s credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The increase in the three months ending March 31, 2018 was primarily the result of increased amortization costs for internal use software of $0.3 million.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing, as well as the compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended March 31, 2018, the decrease was largely due to decreased variable costs as Prosper optimized its marketing efforts.  The decrease was driven by a $4.1 million or 28% decrease in direct mailing costs as Prosper decreased the volume of its direct mail campaigns. The decrease in direct mailing costs was offset by a $2.5 million or 105% increase in partnership costs as Prosper significantly increased partnership activities and a $1.0 million or 77% increase in online marketing costs.
Research and Development

Research and development costs consist primarily of salaries, benefits and stock-based compensation expense related to engineering and product development employees and related vendor costs. The change during the three months ended March 31, 2018 was not material. The total expenses incurred for the three months ended March 31, 2018 do not reflect the total investment in research and development activities as a portion of these costs are capitalized as internal use software projects, which are amortized in origination and servicing expense. Prosper capitalized internal-use software and website development costs in the amount of $1.1 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.
General and Administrative
General and administrative expenses consists primarily of salaries, benefits and stock-based compensation expense related to accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expense. The decrease for the three months ended March 31, 2018 was primarily the result of a decrease in compensation expense of $0.4 million, a decrease in professional services of $0.6 million and a decrease in amortization of intangibles of $0.9 million.
Changes in the Fair Value of Convertible Preferred Stock Warrants
Changes in the Fair Value of Convertible Preferred Stock warrants moved to a gain in the three months ended March 31, 2018 due to a decrease in the fair value of the underlying convertible preferred stock.
Restructuring Charges
Restructuring costs consist of personnel and facilities related costs related to the strategic restructuring of the business that Prosper announced on May 3, 2016.   For the three months ended March 31, 2018 and 2017, the expenses relate to adjustments to fair value of the existing liabilities and accretion expense on the remaining liability.
Other Expenses (Income)
Other expenses (income) includes interest income, impairment charges on assets held for sale and fair value changes on Convertible Preferred Stock Warrants. During the three months ended March 31, 2017, Prosper management began actively marketing the assets related to the Prosper Daily application and as a result the related assets were marked down to fair value less costs to sell, resulting in an impairment charge of $4.3 million. Additionally, Prosper settled certain rebates related to the purchase of whole loans by members of the Consortium prior to the closing of the Consortium transaction via the issuance of Convertible Preferred Stock Warrants at a loss of $1.5 million over the cash settlement amount.
Non-GAAP Financial Measures

Core Revenue:
Core Revenue is a non-GAAP financial measure that we define as our Total Net Revenue adjusted to exclude the Fair Value of Warrants Vested on Sale of Borrower Loans. We believe it is useful to exclude the Fair Value of Warrants Vested on Sale of Borrower Loans from Total Net Revenue to derive a better measurement of our business performance. We believe that this adjustment also affords greater comparability to other marketplace lenders.
    The Fair Value of Warrants Vested on the Sale of Borrower Loans relate to the Consortium Agreement. This agreement is set to expire in 2019 and Prosper currently does not expect to sign a similar agreement to replace it. As a result we believe that providing the Core Revenue metric that excludes the impact of our Fair Value of Warrants Vested on Sale of Borrower Loans is useful to investors.
Core Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for Total Net Revenue which has been prepared in accordance with GAAP. These limitations include the following:
•Core Revenue is net of Fair Value of Warrants Vested on Sale of Borrower Loans, which is our largest contra revenue item; and
•other companies, including companies in our industry, may calculate Core Revenue differently or not at all, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Core Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with GAAP. The following table presents a reconciliation of Total Net Revenue to Core Revenue for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Total Net Revenue	$30,450	$30,845
Less: Fair Value of Warrants Vested on Sale of Borrower Loans	(15,279)	(3,307)
Core Revenue	$45,729	$34,152

Adjusted EBITDA :
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
The following table presents a reconciliation of Net Loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net Loss	$(11,401)	$(24,021)
Fair Value of Warrants Vested on Sale of Borrower Loans	15,279	3,307
Depreciation expense:
Servicing and Origination	1,578	1,280
General & Administration - Other	1,136	1,311
Amortization of Intangibles	112	852
Impairment of Intangibles	—	4,321
Stock-based Compensation	2,331	3,500
Restructuring Charges	323	(75)
Change in the Fair Value of Warrants	(4,604)	401
Interest Income on Available for Sale Securities, Cash and Cash Equivalents	(244)	(79)
Income Tax Expense	10	164
Adjusted EBITDA	$4,520	$(9,039)

Expenses on the Condensed Consolidated Statement of Operations include the following amount of stock based compensation for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Origination and servicing	$216	$217
Sales and marketing	107	171
General and administrative	2,008	3,112
Total stock based compensation	$2,331	$3,500

Liquidity and Capital Resources
The following table summarizes Prosper’s cash flow activities for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net Loss	$(11,401)	$(24,021)
Net cash used in operating activities	(60,833)	(46,617)
Net cash provided by investing activities	3,885	17,054
Net cash provided by financing activities	69,859	5,175
Net increase (decrease) in cash, cash equivalents and restricted cash	12,911	(24,388)
Cash, cash equivalents and restricted cash at the beginning of the period	198,463	186,244
Cash, cash equivalents and restricted cash at the end of the period	$211,374	$161,856
Net cash increased for the three months ended March 31, 2018 primarily due to the net $18.6 million of additional cash held on the platform by investors that is classified as restricted cash, $71.9 million provided by the warehouse line, $3.3 million of net income, net of non-cash items and the net maturity of $5.5 million in available for sale securities, partially offset by a $81.3 million of net purchases of borrower loans by Prosper and a $3.2 million increase in Accounts Receivable. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties, which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans and the net $5.5 million of available for sale securities that have been converted into cash. Net cash provided by financing activities primarily represents proceeds from the warehouse line and the issuance of Notes, partially offset by payments on Notes.
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
Critical Accounting Policies
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates in Prosper’s Annual Report on Form 10-K. There have been no significant changes to these critical accounting estimates during the first three months of 2018.

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
Results of Operations
Overview
The following table summarizes Prosper Funding’s net income for the three months months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Total Net Revenue	$19,715	$18,166	$1,549	9%
Total Expenses	19,884	17,718	2,166	12%
Net Income (Loss)	$(169)	$448	$(617)	(138)%

Total net revenue for the three months ended March 31, 2018 increased $1.5 million, a 9% increase from the three months ended March 31, 2017, primarily due to the increased number of loan listings on the marketplace during the quarter, which resulted in increased administration fee revenue for the listing driven portion of the administration fee. Total expenses for the three months ended March 31, 2018 increased $2.2 million, a 12% increase from the three months ended March 31, 2017, primarily due to higher corporate administration fees related to the listing driven portion during the current quarter.
Revenue
The following tables summarize Prosper Funding’s revenue for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$23,783	$15,153	8,630	57%
Servicing Fees, Net	6,812	5,879	933	16%
Gain (Loss) on Sale of Borrower Loans	(11,574)	(3,625)	(7,949)	219%
Other Revenues	63	32	31	97%
Total Operating Revenues	19,084	17,439	1,645	9%
Interest Income on Borrower Loans	10,951	11,499	(548)	(5)%
Interest Expense on Notes	(10,211)	(10,678)	467	(4)%
Net Interest Income	740	821	(81)	(10)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(109)	(94)	(15)	16%
Total Revenue	$19,715	$18,166	1,549	9%
Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. Effective July 1, 2016 the Administration Agreement was amended. The amendments included amending the License Fee to include a fixed monthly fee alongside a reduced variable fee and the introduction of a Rebates Fee related to rebates given to investors. The increase for the three months ended March 31, 2018 was the result of an increase in the listing driven portion of administration fees as a result of higher listings in the three months ended March 31, 2018 and an increase in the rebate fee due to an increase in the rebates given related to the Consortium Agreement.
Servicing Fee Revenue, Net
Prosper Funding earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates Prosper Funding for the costs it incurs in servicing these Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The increase in servicing fees was due to an increase in collection fees during the period.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains (losses) on Borrower Loans sold through the Whole Loan Channel. The increase in the loss for the three months ended March 31, 2018 was due to the increase in rebates of $8.9 million primarily due to warrants issued by PMI in relation to the agreement with the Consortium that was reached in 2017 that results in warrants for convertible preferred stock vesting as loans are purchased by the Consortium.
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

Overall, the decrease in net interest income for the periods above was primarily driven by the decrease in volume of Borrower Loans funded through the Note Channel.
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, net
The fair value of Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans, Loans Held for Sale and Notes include default rates derived from historical performance, and discount rates. Loans Held for Sale are primarily comprised of Borrower Loans that are recorded using the same approach as the Borrower Loans held at fair value.
The following table summarizes the fair value adjustments for the three month periods ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended March 31,
	2018	2017
Borrower Loans	$(7,538)	$(4,205)
Loans held for sale	—	6
Notes	7,429	4,105
Total	$(109)	$(94)
Expenses
The following tables summarize Prosper Funding’s expenses for the three month periods ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$17,887	$15,815	2,072	13%
Servicing	1,814	844	970	115%
General and Administrative	183	1,059	(876)	(83)%
Total Expenses	$19,884	$17,718	2,166	12%
Administration Fee Expense - Related Party
Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI a Corporate Administration Fee, a fee for each Borrower Loan originated through the marketplace, a proportion of all servicing fees collected by or on behalf of Prosper Funding, and all nonsufficient funds fees collected by or on behalf of Prosper Funding. Effective July 1, 2016 the Administration Agreement was amended. The amendments included amending the Corporate Administration Fee to a fixed amount of $500,000 per month, increasing the Loan Platform Servicing Fee to $150 per Borrower Loan originated through the marketplace and reducing the Loan and Note Servicing Fee to 62.5% of all servicing fees collected by or on behalf of Prosper Funding. The increase in fees for the three months ended March 31, 2018 was due to higher fees paid on the origination of borrower loans due to the increase in origination volume.
Servicing
Servicing costs consists primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans.   The increase for the three months ended March 31, 2018 was primarily due to an increase in amortization of internal use software.
General and Administrative
General and administrative costs consist primarily of bank service charges and professional fees. The decrease for the three months ended March 31, 2018 was primarily due to a decrease in outsourced costs.

Liquidity and Capital Resources
The following table summarizes Prosper Funding’s cash flow activities for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net Income	$(169)	$448
Net cash provided by (used in) operating activities	20,959	$(25,099)
Net cash used in investing activities	(752)	(7,148)
Net cash (used in) provided by financing activities	(877)	5,235
Net increase (decrease) in cash, cash equivalents and restricted cash	19,330	(27,012)
Cash, cash equivalents and restricted cash at the beginning of the period	148,315	154,912
Cash, cash equivalents and restricted cash at the end of the period	$167,645	$127,900

The net increase in Cash for the three months ended March 31, 2018, is primarily due to the net $17.6 million of additional cash held on the platform by investors that is classified as restricted cash. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.
Income Taxes
Prosper Funding incurred no income tax expense for the three months ended March 31, 2018 and 2017. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of March 31, 2018, Prosper Funding has not engaged in any off-balance sheet financing activities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk
Prosper Marketplace, Inc.
Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Line we invest in Borrower Loans classified as held for sale. Investments in interest earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Borrower Loans held on our balance sheet. The Company’s future investment income may fall short of expectations, or the Company may suffer a loss in principal if the Company is forced to sell Borrower Loans, which have declined in market value due to changes in interest rates as stated above. Changes in the market value of Borrower Loans classified as held for sale are recorded through the Statement of Operations. The fair value of Borrower Loans which are held on our balance sheet as held for sale is $82.8 million as of March 31, 2018.
The fair values of Borrower Loans, Loans Held for Sale and the related Notes are determined using discounted cash flow methodologies based upon a set of valuation assumptions. For Borrower Loans and Notes presented on our Balance Sheet on behalf of our fractional loan pool investors, the fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.

The Company is also exposed to variable interest rate risk under the debt from the Warehouse Line, which had an outstanding balance of $71.9 million as of March 31, 2018. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently out of the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
Prosper had cash and cash equivalents of $39.3 million as of March 31, 2018, and $45.8 million as of December 31, 2017.  These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, commercial paper, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes.  Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.
Interest Rate Sensitivity
Prosper holds available for sale investments.  The fair value of Prosper’s available for sale investment portfolio was $47.7 million and $53.1 million as of March 31, 2018 and December 31, 2017, respectively.  These investments consisted of U.S. Treasury bills and U.S. Treasury securities. To mitigate the risk of loss, Prosper’s investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, Prosper limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on Prosper’s available for sale investments and the market value of those investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.2 million in the fair value of Prosper’s available for sale investments as of March 31, 2018, and of approximately $0.3 million in the fair value of Prosper’s available for sale investments as of December 31, 2017. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $0.2 million in the fair value of Prosper’s available for sale investments as of March 31, 2018, and of approximately $0.3 million in the fair value of Prosper’s available for sale investments as of December 31, 2017. Any realized gains or losses resulting from such interest rate changes would only be recorded if Prosper sold the investments prior to maturity and the investments were not considered other-than-temporarily impaired.
Prosper’s investment in Borrower Loans held for sale was $82.8 million as of March 31, 2018. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.8 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of March 31, 2018. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $0.9 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of March 31, 2018. Any realized gains or losses resulting from such interest rate change would be recorded in our Statement of Operations so long as we hold these Borrower Loans on our balance sheet.
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
Prosper Funding had cash and cash equivalents of $10.0 million as of March 31, 2018, and $8.2 million as of December 31, 2017.  These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities consisting primarily of money market funds, commercial paper, U.S. treasury securities, corporate bonds and U.S. agency securities. Cash and cash equivalents are held for working capital purposes.  Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each of the Registrant’s Principal Executive Officer (PEO) and the Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of March 31, 2018. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.

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
This Item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2017 (Part I, Item 3).

Item 1A. Risk Factors
You should carefully consider all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and the risks described in "Part I - Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

10.1	Form of PFL Borrower Registration Agreement (incorporated by reference to Exhibit 10.1 of PMI's and PFL's Annual Report on Form 10-K, filed on March 23, 2018)

10.2	Form of PFL Investor Registration Agreement (incorporated by reference to Exhibit 10.2 of PMI's and PFL's Annual Report on Form 10-K, filed on March 20, 2017)

10.3	Amendment No. 2 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Form 10-Q, filed on August 15, 2016) (3)

10.4	Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.5	Marketing Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.6	Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Current Report on Form 8-K filed on July 8, 2016) (1)

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

10.11	Amendment No. 3 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on March 26, 2018) (3)

10.12
Amendment No. 4 to Administration Agreement between PFL and PMI, dated as of January 25, 2018 (incorporated by reference to Exhibit 10.32 of PMI's and PFL's Annual Report on Form 10-K, filed on March 23, 2018)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. (2)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. (2)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. (2)

31.4	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. (2)

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. (2)

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. (2)

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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

Date: May 11, 2018	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

Date: May 11, 2018	/s/ Usama Ashraf
Usama Ashraf
Chief Financial Officer of Prosper Marketplace, Inc.
Chief Financial Officer of Prosper Funding LLC
(Principal Financial and Accounting Officer)