Form 10-Q
period 2018-06-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2018-08-13
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Prosper Marketplace, Inc.	Yes ☒ No ☐
Prosper Funding LLC	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of August 6, 2018, there were 70,381,991 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, and Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiaries, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, and Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Further, investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. Finally, although historically we have referred to investors as “lender members,” we call them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.

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

•	our compliance with applicable local, state and federal law, including the Securities Act, the Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;

•	potential efforts by state regulators or litigants to characterize PFL or PMI, rather than WebBank, as the lender of the Borrower Loans originated through our marketplace;

•	the application of federal and state bankruptcy and insolvency laws to borrowers and to PFL and PMI;

•	the lack of a public trading market for the Notes and the lack of any trading platform on which investors can resell the Notes;

•	the federal income tax treatment of an investment in the Notes and the PMI Management Rights; and

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

Where You Can Find More Information
The following filings are available for download free of charge at www.prosper.com as soon as reasonably practicable after such filings are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public at the SEC’s website at www.sec.gov.

Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Cash and Cash Equivalents	$58,652	$45,795
Restricted Cash	134,552	152,668
Available for Sale Investments, at Fair Value	34,841	53,147
Accounts Receivable	3,539	683
Loans Held for Sale, at Fair Value	116,817	49
Borrower Loans, at Fair Value	277,361	293,005
Property and Equipment, Net	16,081	18,136
Prepaid and Other Assets	7,776	7,796
Servicing Assets	15,644	14,711
Goodwill	36,368	36,368
Intangible Assets, Net	1,177	1,377
Total Assets	$702,808	$623,735
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$14,652	$11,942
Payable to Investors	112,580	132,432
Notes at Fair Value	277,425	293,948
Warehouse Line	103,553	—
Other Liabilities	13,718	12,669
Convertible Preferred Stock Warrant Liability	143,676	116,366
Total Liabilities	665,604	567,357
Commitments and Contingencies (see Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized; 214,637,925 issued and outstanding as of June 30, 2018; and 444,760,848 shares authorized; 214,637,925 issued and outstanding as of December 31, 2017. Aggregate liquidation preference of $375,952 as of June 30, 2018 and December 31, 2017.	323,793	323,793
Stockholders' Deficit
Common Stock – $0.01 par value; 625,000,000 shares authorized; 71,317,926 shares issued, and 70,381,991 shares outstanding, as of June 30, 2018; 625,000,000 shares authorized; 71,226,934 shares issued, and 70,290,999 shares outstanding, as of December 31, 2017.	228	228
Additional Paid-In Capital	141,463	136,653
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(404,801)	(380,806)
Accumulated Other Comprehensive Loss	(62)	(73)
Total Stockholders' Deficit	(286,589)	(267,415)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$702,808	$623,735
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Operating Revenues
Transaction Fees, Net	$37,988	$35,423	$69,343	$62,291
Servicing Fees, Net	7,487	6,793	14,671	12,947
Gain (Loss) on Sale of Borrower Loans	4,163	3,803	7,512	3,485
Fair Value of Warrants Vested on Sale of Borrower Loans	(20,633)	(16,887)	(35,912)	(20,194)
Other Revenue	1,015	1,415	2,367	2,135
Total Operating Revenues	30,020	30,547	57,981	60,664
Interest Income
Interest Income on Borrower Loans	14,556	12,007	26,916	23,507
Interest Expense on Notes and Warehouse Line	(11,471)	(11,177)	(22,200)	(21,855)
Net Interest Income	3,085	830	4,716	1,652
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(1,430)	70	(572)	(24)
Total Net Revenue	31,675	31,447	62,125	62,292
Expenses
Origination and Servicing	9,192	8,873	18,013	17,278
Sales and Marketing	20,907	20,131	39,735	39,687
General and Administrative	18,151	18,758	36,865	39,473
Restructuring Charges, Net	271	647	595	572
Change in Fair Value of Convertible Preferred Stock Warrants	(3,998)	22,416	(8,602)	22,817
Other Expenses (Income), Net	(258)	1,930	(500)	7,629
Total Expenses	44,265	72,755	86,106	127,456
Net Loss Before Taxes	(12,590)	(41,308)	(23,981)	(65,164)
Income Tax Expense	9	97	19	262
Net Loss Applicable to Common Stockholders	$(12,599)	$(41,405)	$(24,000)	$(65,426)
Net Loss Per Share – Basic and Diluted	$(0.18)	$(0.59)	$(0.34)	$(0.94)
Weighted-Average Shares - Basic and Diluted	70,362,716	69,691,841	70,333,145	69,436,365
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Loss	$(12,599)	$(41,405)	$(24,000)	$(65,426)
Other Comprehensive Income (Loss), Before Tax
Change in Net Unrealized Gain on Available for Sale Investments, at Fair Value	27	(1)	12	16
Realized (Gain) Loss on Sale of Available for Sale Investments, at Fair Value	—	—	—	(12)
Other Comprehensive Income, Before Tax	27	(1)	12	4
Income tax effect	—	—	—	—
Other Comprehensive Income, Net of Tax	27	(1)	12	4
Comprehensive Loss	(12,572)	(41,406)	(23,988)	(65,422)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from Operating Activities:
Net Loss	$(24,000)	$(65,426)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	572	24
Depreciation and Amortization	5,334	6,270
Gain on Sales of Borrower Loans	(7,501)	(6,532)
Change in Fair Value of Servicing Rights	6,538	5,742
Stock-Based Compensation Expense	4,584	6,812
Restructuring Liability	595	412
Fair Value of Warrants Vested	35,912	21,677
Change in Fair Value of Warrants	(8,602)	22,817
Impairment Losses on Assets Held for Sale	—	6,319
Other, Net	(358)	199
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,324,100)	(1,245,826)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,207,916	1,246,358
Accounts Receivable	(2,856)	25
Prepaid and Other Assets	1,448	(4,637)
Accounts Payable and Accrued Liabilities	2,540	(3,696)
Payable to Investors	(19,852)	17,967
Other Liabilities	(9)	(1,774)
Net Cash (Used in) Provided by Operating Activities	(121,839)	6,731
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(91,075)	(106,940)
Principal Payments of Borrower Loans Held at Fair Value	90,963	99,482
Purchases of Property and Equipment	(2,715)	(2,485)
Maturities of Short Term Investments	—	1,280
Purchases of Short Term Investments	—	(1,263)
Purchases of Available for Sale Investments, at Fair Value	(5,448)	—
Proceeds from Sale of Available for Sale Investments	—	16,163
Maturities of Available for Sale Investments	24,000	8,600
Net Cash Provided by Investing Activities	15,725	14,837
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	90,693	106,506
Payments of Notes Held at Fair Value	(91,525)	(100,274)
Proceeds from revolving debt facilities	103,097	—
Payment for debt issuance costs	(1,428)	—
Proceeds from Exercise of Warrants and Stock Options including Early Exercise, and Issuance of Restricted Stock	18	18
Repurchase of Common Stock and Restricted Stock	—	(64)

Net Cash Provided by Financing Activities	100,855	6,186
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(5,259)	27,754
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	198,463	186,244
Cash, Cash Equivalents and Restricted Cash at End of the Period	$193,204	$213,998
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$22,252	$22,121
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	$325	$169
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
Prosper Marketplace, Inc. (“PMI”) was incorporated in the state of Delaware on March 22, 2005. Except as the context requires otherwise, as used in these notes to the condensed consolidated financial statements of PMI, “Prosper,” “we,” “us,” and “our” refer to PMI and its wholly-owned subsidiaries, on a consolidated basis.
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
The preparation of Prosper’s condensed consolidated financial statements and related disclosures in conformity with US GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in Prosper’s financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions.
The accompanying interim condensed consolidated financial statements include the accounts of PMI and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to these accounting policies during the first six months of 2018 other than the changes noted below.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows:

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and Cash Equivalents	$58,652	45,795	$34,667	$22,337
Restricted Cash	134,552	152,668	179,331	163,907
Total Cash, Cash Equivalents and Restricted Cash shown in the consolidated statements of cash flows	$193,204	$198,463	$213,998	$186,244
Borrower Loans, Loans Held for Sale and Notes
Through the Note Channel, Prosper purchases Borrower Loans from WebBank, then issues Notes and holds the Borrower Loans until maturity. The obligation to repay a series of Notes issued through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans funded and Notes issued through the Note Channel are carried on Prosper’s condensed consolidated balance sheets as assets and liabilities, respectively. We choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows both the Borrower Loans and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made. Prosper estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies that take into account expected prepayments, losses, recoveries and default rates. The Borrower Loans are not derecognized when a corresponding Note is issued as Prosper maintains the ability to sell the Borrower Loans without the approval of the holders of the corresponding Notes.
Debt
For debt instruments carried at amortized cost, the Company defers specific incremental costs directly related to issuing debt or entering into revolving debt arrangements. Debt issuance costs associated with revolving debt arrangements are presented as an asset and subsequently amortized over the term of the revolving debt arrangement.
Revenues
Revenue primarily results from fees and net interest income earned. Fees include transaction fees for our services performed on behalf of WebBank to originate a loan. We also have other smaller sources of revenue reported as other revenue, including referral fees and securitization fees. For more information about Prosper's revenues, see Note 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Other Revenues
Other Revenues consist primarily of securitization fees and credit referral fees. Credit referral fees are where partner companies pay us an agreed upon amount for successful referrals of customers from our marketplace. The transaction price is a fixed amount per referral and is recognized by the Company upon a successful referral which is similar to the recognition prior to the adoption of ASC 606. Securitization fees represent fees Prosper earns to facilitate securitizations for purchasers of Borrower Loans and is recognized as other revenue when the securitization is completed which is similar to the recognition prior to the adoption of ASC 606. In some instances Prosper may also provide a guarantee, which requires us to first determine the fair value of the guarantee and allocate the remaining transaction price to the securitization performance obligation.
As of June 30, 2018 Prosper had no material contract assets, contract liabilities or deferred contract costs. As of June 30, 2018, Prosper had no unsatisfied performance obligations related to transaction fee or other revenues.

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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. Prosper adopted the standard effective January 1, 2018. The adoption of this standard did not have a material impact on Prosper’s consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16)," which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory. Prosper adopted the standard effective January 1, 2018, the adoption of this standard did not have a material impact on Prosper’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18)," which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Prosper adopted the standard effective January 1, 2018. Prosper had $134.6 million and $179.3 million of restricted cash on its consolidated balance sheet as of June 30, 2018 and June 30, 2017, respectively, whose cash flow statement classification changed to align with the new guidance.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Prosper adopted standard effective January 1, 2018. The adoption of this standard did not have a material impact on Prosper’s consolidated financial statements.
Accounting Standards Issued, To Be Adopted By The Company In Future Periods
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures.  This guidance will be effective for us in the first quarter of our fiscal year 2019, and early adoption is permitted. Prosper is currently evaluating the impact that this guidance will have on its consolidated financial statements. We do expect that this guidance will have a material impact on Prosper's consolidated financial statements. As of June 30, 2018 Prosper had a total of $35.9 million in non-cancelable operating lease commitments.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard eliminates Step 2 from the goodwill impairment test, which requires a hypothetical purchase price allocation. Prosper will continue to have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard should be applied on a prospective basis. Prosper is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, "Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718, Compensation-Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. Prosper is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
3. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Property and equipment:
Computer equipment	$14,785	$14,499
Internal-use software and website development costs	21,372	19,910
Office equipment and furniture	3,010	3,010
Leasehold improvements	7,078	7,078
Assets not yet placed in service	1,893	1,216
Property and equipment	48,138	45,713
Less accumulated depreciation and amortization	(32,057)	(27,577)
Total property and equipment, net	$16,081	$18,136
Depreciation and amortization expense for property and equipment for the three months ended June 30, 2018 and June 30, 2017 was $2.4 million and $2.7 million, respectively. Depreciation and amortization expense for property and equipment for the six months ended June 30, 2018 and June 30, 2017 was $5.1 million and $5.2 million respectively. These charges are included in general and administration expenses on the condensed consolidated statements of operations. Prosper capitalized internal-use software and website development costs in the amount of $1.4 million and $1.0 million for the three months ended June 30, 2018 and June 30, 2017, respectively. Prosper capitalized internal-use software and website development costs in the amount of $2.5 million and $2.1 million for the six months ended June 30, 2018 and June 30, 2017, respectively.
4. Borrower Loans, Loans Held for Sale, and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of June 30, 2018 and December 31, 2017, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Aggregate principal balance outstanding	$280,852	$296,668	$(284,011)	$(300,922)	$117,028	$59
Fair value adjustments	(3,491)	(3,663)	6,586	6,974	(211)	(10)
Fair value	$277,361	$293,005	$(277,425)	$(293,948)	$116,817	$49
At June 30, 2018, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 32.32%, and had various maturity dates through June 2023. At December 31, 2017, outstanding Borrower Loans had original maturities of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 32.32%, and had various maturity dates through December 2022.
Approximately $0.6 million and $1.2 million represents the loss that is attributable to changes in the instrument-specific credit risks related to Borrower Loans that were recorded in the change in fair value during the six months ending June 30, 2018 and June 30, 2017, respectively.
As of June 30, 2018, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.6 million and a fair value of $1.1 million. As of December 31, 2017, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.5 million and a fair value of $1.3 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of June 30, 2018 and December 31, 2017, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.3 million, respectively.
5. Loan Servicing Assets and Liabilities

Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The servicing assets and liabilities are measured at fair value throughout the servicing period. The total gains and losses recognized on the sale of such Borrower Loans for the three months ended June 30, 2018 was a gain of $4.2 million and a loss of $20.6 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium (as defined in Note 16). The total gains and losses recognized on the sale of such Borrower Loans for the six months ended June 30, 2018 was a gain of $7.5 million and a loss of $35.9 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium. The total gains recognized on the sale of such Borrower Loans were $3.8 million during the three months ended June 30, 2017, which included rebates provided to members of the Consortium prior to the closing of the Consortium transaction and a loss of $16.9 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium after the closing of the Consortium transaction. The total gains recognized on the sale of such Borrower Loans were $3.5 million during the six months ended June 30, 2017, which included rebates provided to members of the Consortium prior to the closing of the Consortium transaction and a loss of $20.2 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium after the closing of the Consortium transaction.
As of June 30, 2018, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.9 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through June 2023. At December 31, 2017, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through December 2022.
$21.6 million and $18.2 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the six months ended June 30, 2018 and June 30, 2017, respectively.
Fair Value
Valuation Method. Prosper uses a discounted cash flow valuation methodology generally consisting of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.
Significant unobservable inputs presented in the table within Note 7 below are those that Prosper considers significant to the estimated fair values of the level 3 servicing assets and liabilities. The following is a description of the significant unobservable inputs provided in the table.
Market Servicing Rate. Prosper estimates adequate market servicing rates that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. This rate is stated as a fixed percentage of outstanding principal balance on a per annum basis. Prosper estimated these market servicing rates based on observable market rates for other loan types in the industry and bids from subservicing providers, adjusted for the unique loan attributes that are present in the specific loans that Prosper sells and services and information from a backup service provider.
Discount Rate. The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. We used a range of discount rates for the servicing assets and liabilities based on comparable observed valuations of similar assets and publicly available disclosures related to servicing valuations, with comparability adjustments made to account for differences with Prosper’s servicing assets.
Default Rate. The default rate presented in Note 7 is an annualized, average estimate considering all Borrower Loan categories (i.e., risk ratings and duration), and represents an aggregate of conditional default rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to default per period based on the term and age of the underlying Borrower Loans. The assumption regarding defaults directly reduces servicing revenues because the amount of servicing revenues received is based on the amount collected each period.
Prepayment Rate. The prepayment rate presented in Note 7 is an annualized, average estimate considering all Borrower Loan categories (i.e. risk ratings and duration), and represents an aggregate of conditional prepayment rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to prepay per period based on the term and age of the underlying Borrower Loans. Prepayments reduce servicing revenues as they shorten the period over which we expect to collect fees on the Borrower Loans, which is used to project future servicing revenues.

6. Available for Sale Investments, at Fair Value
Available for sale investments are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders' equity unless management determines that an investment is other-than-temporarily impaired .
The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of June 30, 2018 and December 31, 2017, are as follows (in thousands):

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Treasury Bills	20,668	—	(23)	20,645
US Treasury securities	14,232	—	(36)	14,196
Total Available for Sale Investments	$34,900	$—	$(59)	$34,841

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Treasury Bills	$34,014	$—	$(36)	$33,978
US Treasury securities	19,207	—	(38)	19,169
Total Available for Sale Investments	$53,221	$—	$(74)	$53,147
A summary of available for sale investments with unrealized losses as of June 30, 2018, and December 31, 2017, aggregated by category and period of continuous unrealized loss, is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Treasury Bills	$20,645	$(23)	$—	$—	$20,645	$(23)
US Treasury securities	$14,196	$(36)	$—	$—	$14,196	$(36)
Total Investments with Unrealized Losses	$34,841	$(59)	$—	$—	$34,841	$(59)

	Less than 12 months		12 months or longer		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Treasury Bills	$33,978	$(36)	$—	$—	$33,978	$(36)
US Treasury securities	$19,169	$(38)	$—	$—	$19,169	$(38)
Total Investments with Unrealized Losses	$53,147	$(74)	$—	$—	$53,147	$(74)

There were no impairment charges recognized during the six months ended June 30, 2018.
The maturities of available for sale investments at June 30, 2018 and December 31, 2017 are as follows (in thousands):

June 30, 2018	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Treasury Bills	20,645	—	—	—	20,645
US Treasury securities	14,196	—	—	—	14,196
Total Fair Value	$34,841	$—	$—	$—	$34,841
Total Amortized Cost	$34,900	$—	$—	$—	$34,900

December 31, 2017	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Treasury Bills	33,978	—	—	—	33,978
US Treasury securities	14,947	4,222	—	—	19,169
Total Fair Value	$48,925	$4,222	$—	$—	$53,147
Total Amortized Cost	$48,992	$4,229	$—	$—	$53,221
During the six months ended June 30, 2018, Prosper sold $0 of investments which resulted in a realized gain of $0.

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
Financial Instruments Recorded at Fair Value
The fair value of the Borrower Loans, Loans Held for Sale, and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary cash flow assumptions used to value such Borrower Loans, Loans Held for Sale and Notes include default rates derived from historical performance and discount rates applied to each credit grade based on the perceived credit risk of each credit grade.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 12 for further details.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$277,361	$277,361
Loans Held for Sale	—	—	116,817	116,817
Available for Sale Investments, at Fair Value	—	34,841	—	34,841
Servicing Assets	—	—	15,644	15,644
Total Assets	—	34,841	409,822	444,663
Liabilities:
Notes	$—	$—	$277,425	$277,425
Servicing Liabilities	—	—	28	28
Convertible Preferred Stock Warrant Liability	—	—	143,676	143,676
Loan Trailing Fee Liability	—	—	3,078	3,078
Total Liabilities	$—	$—	$424,207	$424,207

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$293,005	$293,005
Loans Held for Sale	—	—	49	49
Available for Sale Investments, at Fair Value	—	53,147	—	53,147
Servicing Assets	—	—	14,711	14,711
Total Assets	—	53,147	307,765	360,912
Liabilities:
Notes	$—	$—	$293,948	$293,948
Servicing Liabilities	—	—	59	59
Convertible Preferred Stock Warrant Liability	—	—	116,366	116,366
Loan Trailing Fee Liability	—	—	2,595	2,595
Total Liabilities	$—	$—	$412,968	$412,968
As Prosper’s Borrower Loans, Loans Held for Sale, Notes, and loan servicing rights do not trade in an active market with readily observable prices, Prosper uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at June 30, 2018 and December 31, 2017:

Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	June 30, 2018	December 31, 2017
Discount rate	4.4% - 13.9%	4.0% - 14.4%
Default rate	2.0% - 15.6%	2.0% - 15.4%

Servicing Rights

Range
Unobservable Input	June 30, 2018	December 31, 2017
Discount rate	15% - 25%	15% - 25%
Default rate	1.6% - 16.5%	1.5% - 16.1%
Prepayment rate	15.2% - 32.9%	13.5% - 30.2%
Market servicing rate	0.625%	0.625%
Loan Trailing Fee Liability:

Range
Unobservable Input	June 30, 2018	December 31, 2017
Discount rate	15% - 25%	15% - 25%
Default rate	1.6% - 16.5%	1.5% - 16.1%
Prepayment rate	15.2% - 32.9%	13.5% - 30.2%
At June 30, 2018, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2018	$293,005	$(293,948)	$49	$(894)
Purchase of Borrower Loans/Issuance of Notes	91,075	(90,693)	1,324,100	1,324,482
Principal repayments	(88,947)	91,525	(14,265)	(11,687)
Borrower Loans sold to third parties	(2,016)	—	(1,193,651)	(1,195,667)
Other changes	(338)	633	796	1,091
Change in fair value	(15,418)	15,058	(212)	(572)
Balance at June 30, 2018	$277,361	$(277,425)	$116,817	$116,753

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2017	$315,627	$(316,236)	$624	$15
Purchase of Borrower Loans/Issuance of Notes	106,940	(106,506)	1,245,826	1,246,260
Principal repayments	(97,492)	100,274	(42)	2,740
Borrower Loans sold to third parties	(1,990)	—	(1,246,316)	(1,248,306)
Other changes	9	266	(3)	272
Change in fair value	(10,822)	10,792	6	(24)
Balance at June 30, 2017	$312,272	$(311,410)	$95	$957

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at April 1, 2018	$285,584	$(285,095)	$82,803	$83,292
Purchase of Borrower Loans/Issuance of Notes	44,799	(44,468)	728,901	729,232
Principal repayments	(43,990)	44,423	(10,416)	(9,983)
Borrower Loans sold to third parties	(950)	—	(683,547)	(684,497)
Other changes	(202)	86	255	139
Change in fair value	(7,880)	7,629	(1,179)	(1,430)
Balance at June 30, 2018	$277,361	$(277,425)	$116,817	$116,753

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at April 1, 2017	$317,536	$(316,944)	$109	$701
Purchase of Borrower Loans/Issuance of Notes	50,260	(49,692)	721,829	722,397
Principal repayments	(48,048)	48,695	(14)	633
Borrower Loans sold to third parties	(869)	—	(721,829)	(722,698)
Other changes	10	(156)	—	(146)
Change in fair value	(6,617)	6,687	—	70
Balance at June 30, 2017	$312,272	$(311,410)	$95	$957

The following tables present additional information about level 3 servicing assets and liabilities measured at fair value on a recurring basis (in thousands):

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2018	14,711	59
Additions	7,502	—
Less: Changes in fair value	(6,569)	(31)
Fair Value at June 30, 2018	15,644	28

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2017	12,786	198
Additions	6,532	—
Less: Changes in fair value	(5,829)	(87)
Fair Value at June 30, 2017	13,489	111

	Servicing Assets	Servicing Liabilities
Fair Value at April 1, 2018	14,754	41
Additions	4,163	—
Less: Changes in fair value	(3,273)	(13)
Fair Value at June 30, 2018	15,644	28

	Servicing Assets	Servicing Liabilities
Fair Value at April 1, 2017	12,436	147
Additions	3,768	—
Less: Changes in fair value	(2,715)	(36)
Fair Value at June 30, 2017	13,489	111

The following table presents additional information about level 3 Preferred Stock Warrant Liability measured at fair value on a recurring basis (in thousands):

Balance as of January 1, 2018	$116,366
Add Issuances of Preferred Stock Warrant	35,912
Change in fair value of the preferred stock warrant liability	(8,602)
Balance at June 30, 2018	$143,676

Balance as of January 1, 2017	$—
Add Issuances of Preferred Stock Warrant	47,297
Change in fair value of the preferred stock warrant liability	22,817
Balance at June 30, 2017	$70,114

Balance as of April 1, 2018	$127,041
Add Issuances of Preferred Stock Warrant	20,633
Change in fair value of the preferred stock warrant liability	(3,998)
Balance at June 30, 2018	$143,676

Balance as of April 1, 2017	$30,811
Add Issuances of Preferred Stock Warrant	16,887
Change in fair value of the preferred stock warrant liability	22,416
Balance at June 30, 2017	$70,114

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
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Balance at January 1, 2018	2,595
Issuances	1,529
Cash payment of Loan Trailing Fee	(1,206)
Change in fair value	160
Balance as of June 30, 2018	3,078
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at June 30, 2018 for Borrower Loans, Loans Held for Sale and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Fair Value as of June 30, 2018	$394,178		$277,425
Discount rate assumption:	7.52%	*	7.52%	*
Resulting fair value from:
100 basis point increase	$390,255		$274,660
200 basis point increase	386,431		271,964
Resulting fair value from:
100 basis point decrease	$398,202		$280,262
200 basis point decrease	402,333		283,173
Default rate assumption:	13.11%	*	13.11%	*
Resulting fair value from:
100 basis point increase	$389,288		$273,967
200 basis point increase	384,542		270,612
Resulting fair value from:
100 basis point decrease	$399,107		$280,911
200 basis point decrease	404,079		284,428
* Represents weighted average assumptions considering all credit grades.
The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of June 30, 2018 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Fair Value as of June 30, 2018	$15,644	$28
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$14,691	$31
Market servicing rate decrease to 0.60%	$16,634	$25
Weighted average prepayment assumptions	19.98%	19.98%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	$15,471	$28
Applying a 0.9 multiplier to prepayment rate	$15,857	$29
Weighted average default assumptions	12.66%	12.66%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$15,473	$28
Applying a 0.9 multiplier to default rate	$15,857	$28

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
Financial Instruments, Assets and Liabilities not Recorded at Fair Value
The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value (in thousands):

June 30, 2018	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$58,652	$58,652	$—	$—	$58,652
Restricted Cash	134,552	—	134,552	—	134,552
Accounts Receivable	3,539	—	3,539	—	3,539
Total Assets	196,743	58,652	138,091	—	196,743
Liabilities:
Accounts Payable and Accrued Liabilities	$14,652	$—	$14,652	$—	$14,652
Payable to Investors	112,580	—	112,580	—	112,580
Warehouse Line	103,553	—	103,553	—	103,553
Total Liabilities	$230,785	$—	$230,785	$—	$230,785

8. Goodwill and Other Intangible Assets
Goodwill
Prosper’s goodwill balance of $36.4 million at June 30, 2018 did not change during the six months ended June 30, 2018. We did not record any goodwill impairment expense for the six months ended June 30, 2018.
Other Intangible Assets
The following table presents the detail of other intangible assets for the period presented (dollars in thousands):

	June 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(3,873)	$1,177	6.8
Brand name	60	(60)	—	—
Total intangible assets subject to amortization	$8,170	$(6,993)	$1,177
Prosper’s intangible asset balance was $1.2 million and $1.4 million at June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2017, certain intangible assets were made available for sale and as a result they were written down to fair value. This resulted in an impairment loss of $6.3 million, which is recorded in Other Expenses on the Condensed Consolidated Statement of Operations.
The user base and customer relationship intangible assets are being amortized on an accelerated basis over a three to ten year period. The technology and brand name intangible assets are being amortized on a straight line basis over three to five years and one year, respectively.

Amortization expense for the three months ended June 30, 2018 and June 30, 2017 was $0.1 million and $0.2 million, respectively. Amortization expense for the six months ended June 30, 2018 and June 30, 2017 was $0.2 million and $1.0 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
Remainder of 2018	$178
2019	279
2020	220
2021	172
2022	136
Thereafter	$192
Total	$1,177

9. Other Liabilities
Other Liabilities includes the following:

	June 30, 2018	December 31, 2017
Loan trailing fee	3,078	2,595
Deferred revenue	436	452
Servicing liabilities	28	59
Deferred income tax liability	244	225
Deferred rent	3,651	3,904
Restructuring liability	3,457	3,355
Other	2,824	2,079
Total Other Liabilities	$13,718	$12,669

10. Debt
Warehouse Line
On January 19, 2018, through a wholly-owned subsidiary, Prosper Warehouse I Trust ("PWIT"), Prosper entered into an agreement (the "Warehouse Agreement") for a committed revolving line of credit (the "Warehouse Line"). In connection with the Warehouse Agreement, PWIT entered into a security agreement with a bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the Warehouse Line may only be used to purchase certain unsecured consumer loans and related rights and documents from the Company and to pay fees and expenses related to the Warehouse Line. Effective June 12, 2018 the Warehouse Agreement was amended. The amendments included increasing the committed line of credit from $100 million to $200 million, extending the term of the Warehouse line (including the final maturity date), amending the monthly unused commitment fee, and reducing the rate at which the Warehouse Line bears interest.
Under the amended agreement, proceeds of loans made under the Warehouse Line may be borrowed, repaid, and reborrowed until the earlier of June 12, 2020 and the occurrence of any accelerated amortization event or event of default. Repayment of any outstanding proceeds will be made over the 24 month period ending June 12, 2022, excluding the occurrence of any accelerated amortization event or event of default.
Under the amended agreement, the Warehouse Line bears interest at a rate of LIBOR plus 3.00% and has an advance rate of 89%. Additionally, the Warehouse Line bears a monthly unused commitment fee, depending on utilization, of 0.50% or 0.75% per annum on the undrawn portion available under the Warehouse Line.
The Warehouse Agreement contains certain covenants applicable to PWIT, including restrictions on PWIT’s ability to incur indebtedness, pledge assets, merge or consolidate, and enter into certain affiliate transactions. The Warehouse Line also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) convertible preferred stock, (B) total stockholders’ deficit and (C) convertible preferred stock warrant liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and available for sale investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness, and borrower dependent notes, to tangible net worth. As of June 30, 2018, Prosper was in compliance with the covenants under the Warehouse Agreement.
As of June 30, 2018, Prosper had $103.6 million in debt outstanding and accrued interest under the Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $116.2 million included in "Loans Held for Sale, at Fair Value" on the Condensed Consolidated Balance Sheet. At June 30, 2018 the undrawn portion available under the Warehouse Line was $96.9 million. Prosper incurred $1.6 million of capitalized debt issuance costs, which will be recognized as interest expense through June 12, 2022.
Prosper has also purchased swaptions to limit our exposure to increases in LIBOR. The swaptions are recorded on the Condensed Consolidated Balance Sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Loans, Loans Held for Sale and Notes, Net on the Condensed Consolidated Statement of Operations. The fair value of the swaptions was not material at June 30, 2018.
11. Net Loss Per Share
The weighted average shares used in calculating basic and diluted net loss per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted net loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss available to common stockholders for basic and diluted EPS	$(12,599)	$(41,405)	$(24,000)	$(65,426)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	70,362,716	69,691,841	70,333,145	69,436,365
Basic and diluted net loss per share	$(0.18)	$(0.59)	$(0.34)	$(0.94)
The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	214,637,925	177,388,428	214,637,925	177,388,428
Stock options issued and outstanding	75,206,928	60,938,265	66,403,696	53,040,604
Unvested stock options exercised	2,190	20,940	2,190	20,940
Restricted stock units	—	—	—	—
Warrants issued and outstanding	1,080,349	1,199,403	1,082,917	1,199,403
Series E-1 convertible preferred stock warrants	35,544,141	35,544,141	35,544,141	35,544,141
Series F convertible preferred stock warrants	177,720,704	177,720,704	177,720,704	177,720,704
Total common stock equivalents excluded from diluted net loss per common share computation	504,192,237	452,811,881	495,391,573	444,914,220

12. Convertible Preferred Stock, Warrant Liability and Stockholders’ Deficit
Convertible Preferred Stock and Warrants
Under PMI’s amended and restated certificate of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.
On February 27, 2017, PMI issued to Pinecone Investments LLC a second warrant (the “Second Series E-1 Warrant,” and together with a previously issued First Series E-1 Warrant, the “Series E-1 Warrants”) to purchase 15,277,006 shares of Series E-1 convertible preferred stock at an exercise price of $0.01 per share. The Series E-1 Warrants are immediately exercisable, in whole or in part, by paying in cash the full purchase price payable in respect of the number of shares purchased. The Series E-1 Warrants were issued pursuant to the Warrant Agreement, dated December 16, 2016, between PMI and Colchis Capital Management, L.P. ("Colchis"), as previously described in PMI’s Current Report on Form 8-K as filed with the SEC on December 22, 2016.
In connection with the Consortium Purchase Agreement (as defined in Note 16) entered into with affiliates of the Consortium (as defined in Note 16, such affiliates, "Warrant Holders'") a warrant agreement was signed (the "Warrant Agreement"). Pursuant to the Warrant Agreement, PMI issued to the Consortium, three warrants (together, the “Series F Warrant”) to purchase up to an aggregate of 177,720,706 shares of PMI’s Series F convertible preferred stock at an exercise price of $0.01 per share (the “Warrant Shares”).
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
On September 20, 2017, Prosper issued and sold 37,249,497 shares of Series G convertible preferred stock in a private placement at a purchase price of $1.34 per share for proceeds of approximately $47.9 million, net of issuance costs. The Series G convertible preferred stock was sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act regarding sales by an issuer not involving a public offering. The purpose of the Series G private placement was to raise funds for general corporate purposes.
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of June 30, 2018 are disclosed in the table below (amounts in thousands except share and per share amounts):

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
Dividends
Dividends on shares of the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F and Series G convertible preferred stock are payable only when, as, and if declared by the Board of Directors. No dividends will be paid with respect to the common stock until any declared dividends on the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F, and Series G convertible preferred stock have been paid or set aside for payment to the Series A, Series B, Series C, Series D, Series

E-1, Series E-2, Series F, and Series G convertible preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then effective conversion rate. The Series A-1 convertible preferred shares have no dividend rights. To date, no dividends have been declared on any of the PMI’s preferred stock or common stock.
Conversion
Under the terms of PMI’s amended and restated certificate of incorporation, the holders of preferred stock have the right to convert such preferred stock into common stock at any time. In addition, all preferred stock automatically converts into common stock (i) immediately prior to the closing of an Initial Public Offering (“IPO”) that values Prosper at least at $2 billion and that results in aggregate proceeds to Prosper of at least $100 million or (ii) upon a written request from the holders of at least 60% of the voting power of the outstanding preferred stock (on an as-converted basis), provided that (i) the Series A-1 convertible preferred stock shall not be converted without at least 14% of the voting power of the outstanding Series A-1 convertible preferred stock; (ii) the Series D shall not be converted without at least 60% of the voting power of the outstanding Series D; (iii) the Series E-1 and Series E-2 shall not be converted without at least 60% of the voting power of the outstanding Series E-1 and Series E-2, voting together as a single class; (iv) the Series F shall not be converted without at least 60% of the voting power of the outstanding Series F, and (v) the shares of Series G Preferred Stock will not be automatically converted unless the holders of at least 60% of the outstanding shares of Series G Preferred Stock approve such conversion. In addition, if a holder of the Series A convertible preferred stock has converted any of the Series A convertible preferred stock, then all of such holder’s shares of Series A-1 convertible preferred stock also will be converted upon a liquidation event. In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by its Board of Directors. At present, each of the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F and the Series G convertible preferred stock converts into PMI common stock at a 1:1 ratio while the Series A-1 convertible preferred stock converts into common stock at a 1,000,000:1 ratio.
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
Each holder of Series E-1, Series E-2, and Series F convertible preferred stock is entitled to receive prior and in preference to any distribution of proceeds from a liquidation event to the holders of Series A, Series B, Series C, Series D, Series G and Series A-1 convertible preferred stock or common stock, an amount per share for (i) each share of Series E-1 convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share, (ii) each share of Series E-2 convertible preferred stock equal to the sum of two-thirds the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share, and (iii) each share of Series F convertible preferred stock equal to the sum of two-thirds of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share.
After the payment or setting aside for payment to the holders of Series E-1, Series E-2, and Series F convertible preferred stock, each holder of Series A, Series B, Series C and Series D, Series E-2, Series F, and Series G convertible preferred stock is entitled to receive, on a pari passu basis, prior to and in preference to any distribution of proceeds from a liquidation event to the holders of Series A-1 convertible preferred stock or common stock, (i) an amount per share for each share of Series E-2 and Series F convertible preferred stock equal to the sum of one-third of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share, and (ii) an amount per share for each share of Series A, Series B, Series C, Series D and Series G convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share.
After the payment or setting aside for payment to the holders of Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F, and Series G convertible preferred stock, the holders of Series A-1 convertible preferred stock are entitled to receive, prior and in preference to any distribution of proceeds to the holders of common stock, an amount per share for each such share of Series A-1 convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share.

After the payment or setting aside for payment to the holders of Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F, Series G, and Series A-1 convertible preferred stock, the entire remaining proceeds legally available for distribution will be distributed pro rata to the holders of Series A convertible preferred stock and common stock in proportion to the number of shares of common stock held by them assuming the Series A convertible preferred stock has been converted into shares of common stock at the then effective conversion rate, provided that the maximum aggregate amount per share of Series A convertible preferred stock which the holders of Series A convertible preferred stock shall be entitled to receive is three times the original issue price for the Series A convertible preferred stock.
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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as defined in Note 16) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended June 30, 2018, Prosper recognized $1.1 million of income from the re-measurement of the fair value of the warrants. For the six months ended June 30, 2018, Prosper recognized $2.5 million of income from the re-measurement of the fair value of the warrants. The income is recorded through change in fair value of convertible preferred stock warrants in the condensed consolidated statement of operations.
To determine the fair value of the Series E-1 Warrants, the Company first determined the value of a share of a Series E-1 convertible preferred stock. To determine the fair value of the convertible preferred stock, the Company first derived the business enterprise value (“BEV”) of the Company using valuation methods, including a combination of methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated BEV, the option pricing method ("OPM") was used to allocate the BEV to the various classes of the Company’s equity, including the Company’s preferred stock. The concluded per share value for the Series E-1 convertible preferred stock was utilized as an input to the Black-Scholes option pricing model.
The Company determined the fair value of the outstanding convertible Series E-1 preferred stock warrants utilizing the following assumptions as of the following dates:

	June 30, 2018	December 31, 2017
Volatility	40%	40%
Risk-free interest rate	2.83%	2.38%
Remaining contractual term (in years)	8.55	9.04
Dividend yield	0%	0%
The above assumptions were determined as follows:
Volatility. The volatility is derived from historical volatilities of several unrelated publicly listed peer companies over a period approximately equal to the term of the warrant because the Company has limited information on the volatility of the preferred stock since there is currently no trading history. When making the selections of industry peer companies to be used in the volatility calculation, the Company considered the size, operational, and economic similarities to the Company’s principal business operations.
Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield in effect as of the period end date and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.

Remaining Contractual Term. The remaining contractual term represents the time from the date of the valuation to the expiration of the warrant.
Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 16), PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. For the three months ended June 30, 2018, Prosper recognized $2.9 million of income from the re-measurement of the fair value of the warrants. For the six months ended June 30, 2018, Prosper recognized $6.1 million of income from the re-measurement of the fair value of the warrants. The income is recorded through change in fair value of convertible preferred stock warrants in the condensed consolidated statement of operations.
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
The Company determined the fair value of the outstanding convertible Series F preferred stock warrants utilizing the following assumptions as of the following dates:

	June 30, 2018	December 31, 2017
Volatility	40%	40%
Risk-free interest rate	2.83%	2.38%
Remaining contractual term (in years)	8.66	9.16
Dividend yield	0%	0%
The above assumptions were determined as follows:
Volatility. The volatility is derived from historical volatilities of several unrelated publicly listed peer companies over a period approximately equal to the term of the warrant because the Company has limited information on the volatility of the preferred stock since there is currently no trading history. When making the selections of industry peer companies to be used in the volatility calculation, the Company considered the size, operational, and economic similarities to the Company’s principal business operations.
Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield in effect as of the period end date and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Remaining Contractual Term. The remaining contractual term represents the time from the date of the valuation to the expiration of the warrant.
Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
The combined activity of the Convertible Preferred Stock Warrant Liability for the six months ended June 30, 2018 is as follows (in thousands):

Balance at January 1, 2018	$116,366
Warrants Vested	35,912
Change in Fair Value	(8,602)
Balance as of June 30, 2018	$143,676

Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of June 30, 2018, 71,317,926 shares of common stock were issued and 70,381,991 shares of common stock were outstanding. As of December 31, 2017, 71,226,934 shares of common stock were issued and 70,290,999 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the six months ended June 30, 2018, PMI issued 82,792 shares of common stock upon the exercise of vested options for cash proceeds of $18 thousand. Certain options are eligible for exercise prior to vesting. These unvested options may be exercised for restricted shares of common stock that have the same vesting schedule as the options. Prosper records a liability for the exercise price paid upon the exercise of unvested options, which is reclassified to common stock and additional paid-in capital as the shares vest. Should the optionholder’s employment be terminated, the unvested restricted shares are subject to repurchase by PMI at an amount equal to the exercise price paid for such shares. At June 30, 2018 and December 31, 2017, there were 2,190 and 11,565 shares, respectively, of restricted stock outstanding that remain unvested and subject to PMI’s right of repurchase.
For the six months ended June 30, 2018, PMI repurchased no shares of restricted stock upon termination of employment of employees.
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
As of June 30, 2018, up to 93,468,710 shares of common stock are reserved for issuance under the 2015 Plan, and may be granted to employees, directors, and consultants by PMI’s board of directors and stockholders to promote the success of Prosper’s business. Options generally vest (i) 25% 1 year from the vesting commencement date and 1/48th per month thereafter, (ii) 50% one year from the vesting date and 1/48th per month thereafter, (iii) 50% 2 years from the vesting commencement date and 1/48th per month thereafter, or (iv) 1/36th per month from the vesting commencement date. In no event are options exercisable more than 10 years after the date of grant.
At June 30, 2018, there were 22,824,771 shares available for grant under the 2015 Plan and zero shares available for grant under the 2005 Plan.
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
The financial statement impact of the above Repricings is $0.2 million in the three months ended June 30, 2018 and $0.7 million (net of forfeitures) that will be recognized over the remaining weighted average vesting period of 1.1 years.

Early Exercised Stock Options
The balance of stock options that were early exercised under the 2005 Plan as of June 30, 2018 is not material.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the six months ended June 30, 2018 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2018	58,628,039	$0.25
Options issued	18,703,551	0.54
Options exercised – vested	(82,792)	0.22
Options forfeited	(3,879,249)	0.37
Balance as of June 30, 2018	73,369,549	$0.32
Options vested and expected to vest as of June 30, 2018	60,048,513	0.32
Options vested and exercisable at June 30, 2018	34,914,602	0.22
Other Information Regarding Stock Options
Additional information regarding common stock options outstanding as of June 30, 2018 is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted – Avg. Remaining Life	Weighted –Avg. Exercise Price	Number Vested	Weighted – Avg. Exercise Price
$0.02 - 0.20	4,768,290	5.55	$0.11	4,768,290	$0.11
0.21 - 0.50	45,281,131	8.25	0.23	28,602,923	0.22
0.51 - 1.13	23,320,128	9.60	0.54	1,543,389	0.54
$0.02 - 1.13	73,369,549	8.51	$0.32	34,914,602	$0.22
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires Prosper to make assumptions and judgments about the variables used in the calculation, including the fair value of PMI’s common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of PMI’s common stock, a risk-free interest rate, and expected dividends. Given the absence of a publicly traded market, Prosper considered numerous objective and subjective factors to determine the fair value of PMI’s common stock at each grant date. These factors included, but were not limited to: (i) contemporaneous valuations of common stock performed by unrelated third-party specialists, (ii) the prices for PMI’s preferred stock sold to outside investors, (iii) the rights, preferences and privileges of PMI’s preferred stock relative to PMI’s common stock, (iv) the lack of marketability of PMI’s common stock, (v) developments in the business, (vi) secondary transactions of PMI’s common and preferred shares, and (vii) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of Prosper, given prevailing market conditions. As PMI’s stock is not publicly traded, volatility for stock options is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of Prosper. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options using the simplified method. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Prosper uses an expected dividend yield of zero as it does not anticipate paying any dividends in the foreseeable future.
Prosper also estimates forfeitures of unvested stock options. Expected forfeitures are based on Prosper’s historical experience. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest.

The fair value of PMI’s stock option awards granted during the three and six months ended June 30, 2018 and June 30, 2017 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Volatility of common stock	44.43%	N/A	44.12%	50.28%
Risk-free interest rate	2.85%	N/A	2.75%	2.12%
Expected life (in years)	6.0 years	N/A	6.0 years	5.7 years
Dividend yield	0%	N/A	0%	0%
Restricted Stock Unit Activity
During the six months ended June 30, 2018, PMI granted restricted stock units (“RSUs”) to certain employees that are subject to three-year vesting terms or four-year vesting terms and the occurrence of a liquidity event.
The aggregate fair value of the RSUs granted was $1.9 million. The following table summarizes the activities for PMI’s RSUs during the six months ended June 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2018	1,399,180	$2.16
Granted	3,569,586	0.54
Vested	—	—
Forfeited	(100,500)	2.17
Unvested - June 30, 2018	4,868,266	$0.96
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations during the three and six months ended June 30, 2018 and June 30, 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Origination and servicing	$241	$328	$456	$545
Sales and marketing	108	141	216	311
General and administrative	1,904	2,843	3,912	5,956
Total stock based compensation	$2,253	$3,312	$4,584	$6,812
During the three months ended June 30, 2018 and June 30, 2017, Prosper capitalized $0.1 million and $0.1 million, respectively, of stock-based compensation as internal use software and website development costs. As of June 30, 2018, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper’s employees’ unvested stock-based awards was approximately $10.4 million, which will be recognized over the remaining weighted-average vesting period of approximately 2 years.
14. Restructuring
Summary of Restructuring Plan
During 2016, Prosper adopted a strategic restructuring of its business. This restructuring was intended to streamline our operations and support future growth efforts. Under this restructuring, Prosper closed its Salt Lake City, Utah location and its Tel Aviv, Israel location.
In the six months ended June 30, 2018 Prosper's only restructuring activities related to office space that is no longer needed. Other than accretion and changes in sublease loss estimates, Prosper does not expect any additional restructuring charges related to this restructuring.

The following table summarizes the activities related to Prosper's restructuring plan (in thousands):

	Facilities Related	Total
Balance January 1, 2018	$3,244	$3,244
Adjustments to expense	591	591
Sublease cash receipts	316	316
Less: Cash paid	(775)	(775)
Balance June 30, 2018	$3,376	$3,376

15. Income Taxes
For the three months ended June 30, 2018 and June 30, 2017, Prosper recognized $9 thousand and $97 thousand of income tax expense, respectively. For the six months ended June 30, 2018 and June 30, 2017, Prosper recognized $19 thousand and $262 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability.  No other income tax expense or benefit was recorded for the three or six month periods ended June 30, 2018 and June 30, 2017 due to a full valuation allowance recorded against our deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
16. Consortium Purchase Agreement
On February 27, 2017, Prosper entered into a series of agreements (the "Consortium Purchase Agreement") with a consortium of investors (the "Consortium"), pursuant to which the Consortium has agreed to purchase borrower loans in an aggregate principal amount of up to $5.0 billion (including certain loans purchased by one of the investors prior to the date of the Consortium Purchase Agreement). PFL will be obligated to offer for purchase minimum monthly volumes of eligible loans to the Consortium, for the Consortium to elect to purchase.
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
On vesting of the Series F warrants, Prosper records a liability as "Convertible Preferred Stock Warrant Liability" on the Condensed Consolidated Balance Sheet at fair value and a corresponding amount as "Fair Value of Warrants Vested on Sale of Borrower Loans" on the Condensed Consolidated Statement of Operations. Subsequent changes in the fair value of the vested warrants are recorded in "Change in Fair Value of Convertible Preferred Stock Warrants" on the Condensed Consolidated Statement of Operations. Additionally, in connection with the execution of the Consortium Purchase Agreement, certain previously issued rebates were settled by an issuance of vested Series F Convertible Preferred Stock Warrants. The difference in fair value of these warrants over the cash settlement price is recorded in "Change in Fair Value of Convertible Preferred Stock Warrants" on the Condensed Consolidated Statement of Operations.
The following represents the loans purchased and warrants vested under the Consortium Purchase Agreement:

	Loans Acquired (in thousands)	Warrants Vested
Total as of December 31, 2017	$1,826,527	75,186,002
Loans Purchased by the Consortium during the six months ended June 30, 2018	831,097	36,830,278
Total as of June 30, 2018	$2,657,624	112,016,280
In addition to the $2.7 billion above, warrants vested on signing of the Consortium Purchase Agreement were issued to settle certain rebates on $0.3 billion of whole loan purchases by members of the Consortium prior to the signing of the Consortium Purchase Agreement. This $0.3 billion also reduces the up to $5.0 billion aggregate amount under the Consortium Purchase Agreement.
17. Commitments and Contingencies
Future Minimum Lease Payments
Prosper has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2022 and 2027.
The table below presents future minimum rental payments, net of minimum sublease rentals of $6.5 million, for the remaining terms of the operating leases (in thousands):

Remainder of 2018	2,939
2019	6,026
2020	6,193
2021	6,170
2022	6,076
Thereafter	8,480
Total	$35,884
The payments in the above table include amounts that have been accrued for as part of the restructuring liability in Note 14 – Restructuring. Accrual balances related to operating facility leases were $3.4 million at June 30, 2018.
Rental expense under operating lease arrangements was $1.0 million and $1.2 million for the three months ended June 30, 2018 and June 30, 2017, respectively. Rental expense under operating lease arrangements was $2.1 million and $2.5 million for the six months ended June 30, 2018 and June 30, 2017, respectively.
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining six months of 2018 is $0.9 million. The minimum fee is $0.9 million for the year 2019.
Additionally, under the agreement with WebBank, Prosper is required to maintain a minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2018, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper has entered into an agreement with WebBank to purchase $31.5 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2018 and the first business day of the quarter ending September 30, 2018. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2018.

Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at June 30, 2018 is $3.9 billion. Prosper has accrued $1.3 million and $0.8 million as of June 30, 2018 and December 31, 2017, respectively, in regard to this obligation.
Regulatory Contingencies
Prosper accrues for contingencies when a loss from such contingencies is probable and the amount of loss can be reasonably estimated. In determining whether a loss is probable and if it is possible to quantify the amount of the estimated loss, Prosper reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If Prosper determines that an unfavorable outcome is not probable or that the amount of a loss cannot be reasonably estimated, Prosper does not accrue for a potential litigation loss. If an unfavorable outcome is probable and Prosper can estimate a range of outcomes, we record the amount we consider to be the best estimate within the range of potential losses that are both probable and estimable; however, if we cannot quantify the amount of the estimated loss, then we record the low end of the range of those potential losses.
SEC Inquiry
In April and May of 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to note investors. Although we have since corrected the error, we are currently subject to an investigation by the Securities and Exchange Commission (the “SEC”) as to whether violations of federal securities laws have occurred in connection with this error. We have been fully and voluntarily cooperating with the SEC.
We cannot predict the outcome of the investigation at this time and any potential fines or penalties, if any, that may arise from the investigation. Further, we are unable at this time to estimate a range of outcomes and as a result no accrual has been made.
18. Related Parties
Since Prosper’s inception, it has engaged in various transactions with its directors, executive officers, and holders of more than 10% of its voting securities, and immediate family members and other affiliates of its directors, executive officers, and 10% stockholders. Prosper believes that all of the transactions described below were made on terms no less favorable to Prosper than could have been obtained from unaffiliated third parties.
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and six months ended June 30, 2018 and June 30, 2017, as well as the Notes and Borrower Loans outstanding as of June 30, 2018 and December 31, 2017 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased Six Months Ended June 30,		Interest Earned on Notes and Borrower Loans Six Months Ended June 30,
Related Party	2018	2017	2018	2017
Executive officers and management	$9	$10	$1	$81
Directors (excluding executive officers and management)	208	174	22	20
Total	$217	$184	$23	$101

	Aggregate Amount of Notes and Borrower Loans Purchased Three Months Ended March 31,		Interest Earned on Notes and Borrower Loans Three Months Ended March 31,
Related Party	2018	2017	2018	2017
Executive officers and management	$3	$5	$—	$35
Directors (excluding executive officers and management)	107	85	11	10
Total	$110	$90	$11	$45

	Notes balance as of
Related Party	June 30, 2018	December 31, 2017
Executive officers and management	$17	$38
Directors (excluding executive officers and management)	560	553
	$577	$591
19. Significant Concentrations
Prosper is dependent on third party funding sources such as banks, assets managers, and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the six months ended June 30, 2018, the largest party purchased a total of 52% of those loans. This compares to 52%, 14% and 8% for the three largest parties for the six months ended June 30, 2017. The party purchasing 14% for the six months ended June 30, 2017 is a member of the Consortium and purchased these loans prior to the closing of the Consortium Agreement on February 27, 2017. Further, a significant portion of our business is dependent on funding through the Whole Loan Channel, for which 93% and 92% of Borrower Loans were originated through the Whole Loan Channel in the six months ended June 30, 2018 and June 30, 2017, respectively.
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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	June 30, 2018	December 31, 2017
Assets
Cash and Cash Equivalents	$10,892	$8,223
Restricted Cash	120,152	140,092
Loans Held for Sale at Fair Value	31	49
Borrower Loans Receivable at Fair Value	277,361	293,005
Property and Equipment, Net	6,972	7,953
Servicing Assets	16,162	14,598
Other Assets	274	125
Total Assets	$431,844	$464,045
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$1,453	$745
Payable to Related Party	5,121	2,889
Payable to Investors	112,444	132,112
Notes at Fair Value	277,425	293,948
Other Liabilities	4,926	3,985
Total Liabilities	401,369	433,679
Member's Equity
Member's Equity	24,904	24,904
Retained Earnings	5,571	5,462
Total Member's Equity	$30,475	$30,366
Total Liabilities and Member's Equity	$431,844	$464,045
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$30,836	$27,309	$54,620	$42,463
Servicing Fees, Net	7,209	6,520	14,022	12,401
Gain (Loss) on Sale of Borrower Loans	(16,181)	(13,084)	(27,754)	(16,709)
Other Revenues	73	34	136	64
Total Operating Revenues	21,937	20,779	41,024	38,219
Interest Income on Borrower Loans	10,907	12,007	21,859	23,507
Interest Expense on Notes	(10,177)	(11,177)	(20,388)	(21,855)
Net Interest Income	730	830	1,471	1,652
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(255)	70	(364)	(24)
Total Net Revenues	22,412	21,679	42,131	39,847
Expenses
Administration Fee - Related Party	20,285	18,466	38,175	34,282
Servicing	1,663	1,524	3,478	3,255
General and Administrative	182	145	365	318
Total Expenses	22,130	20,135	42,018	37,855
Total Net Income (Loss)	$282	$1,544	$113	$1,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net Income (Loss)	$113	$1,992
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	364	24
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(295)	(272)
Gain on Sale of Borrower Loans	(8,147)	(6,532)
Change in Fair Value of Servicing Rights	6,552	5,609
Depreciation and Amortization	2,991	2,637
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,324,100)	(1,245,826)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,324,114	1,246,358
Other Assets	(153)	(71)
Accounts Payable and Accrued Liabilities	708	(1,592)
Payable to Investors	(19,668)	18,374
Net Related Party Receivable/Payable	2,116	3,807
Other Liabilities	972	1,398
Net Cash (Used in) Provided by Operating Activities	(14,433)	25,906
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(91,075)	(106,940)
Principal Payment of Borrower Loans Held at Fair Value	90,963	99,482
Maturities of Short Term Investments	—	1,280
Purchases of Short Term Investments	—	(1)
Purchases of Property and Equipment	(1,894)	(2,859)
Net Cash Used in Investing Activities	(2,006)	(9,038)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	90,693	106,506
Payments of Notes Held at Fair Value	(91,525)	(100,274)
Net Cash (Used in) Provided by Financing Activities	(832)	6,232
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(17,271)	23,100
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	148,315	154,912
Cash, Cash Equivalents and Restricted Cash at End of the Period	$131,044	$178,012
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$22,252	$22,121
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$(116)	601
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
Prosper Funding did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the six months ended June 30, 2018 and June 30, 2017.
The preparation of Prosper Funding's condensed consolidated financial statements and related disclosures in conformity with US GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.
2. Significant Accounting Policies
Prosper Funding's significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to these accounting policies during the first six months of 2018.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown in the consolidated statements of cash flows:

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and Cash Equivalents	$10,892	8,223	$12,384	$6,929
Restricted Cash	120,152	140,092	165,628	147,983
Total Cash, Cash Equivalents and Restricted Cash show in the consolidated statements of cash flows	$131,044	$148,315	$178,012	$154,912
Borrower Loans, Loans Held for Sale and Notes
Through the Note Channel, Prosper Funding purchases Borrower Loans from WebBank, then issues Notes and holds the Borrower Loans until maturity. The obligation to repay a series of Notes funded through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans and Notes funded through the Note Channel are carried on Prosper Funding’s consolidated balance sheets as assets and liabilities, respectively. We choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows both the Borrower Loans and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made. Prosper Funding estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies that take into account expected prepayments, losses, recoveries and default rates. The Borrower Loans are not derecognized when a corresponding Note is issued as Prosper Funding maintains the ability to sell the Borrower Loans without the approval of the holders of the corresponding Notes.
Recent Accounting Pronouncements
Accounting Standards Adopted In The Current Period
In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. Prosper Funding adopted the requirements of the ASU as of January 1, 2018, utilizing the modified retrospective approach. Administration fees are included in the scope of the new guidance, while servicing fees and gain or loss on the sale of loans remain within the scope of ASC topic 860, Transfers and Servicing. The impact of adopting the ASU is not significant to the Consolidated Financial Statements in the current period.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. Prosper Funding adopted standard effective January 1, 2018. The adoption of this standard did not have a material impact on Prosper Funding’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (ASU2016-18)," which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Prosper Funding adopted standard effective January 1, 2018. Prosper Funding has $120.2 million and $165.6 million of restricted cash on its consolidated balance sheet as of June 30, 2018 and 2017, respectively, whose cash flow statement classification changed to align with the new guidance.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Prosper Funding adopted standard effective January 1, 2018. The adoption of this standard did not have a material impact on Prosper Funding’s consolidated financial statements.
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Property and equipment:
Internal-use software and web site development costs	$21,372	$19,911
Less accumulated depreciation and amortization	(14,400)	(11,958)
Total property and equipment, net	$6,972	$7,953
Depreciation expense for the three months ended June 30, 2018 and June 30, 2017 was $1.4 million and $1.4 million, respectively. Depreciation expense for the six months ended June 30, 2018 and June 30, 2017 was $3.0 million and $2.6 million, respectively.
4. Borrower Loans, Loans Held For Sale, and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of June 30, 2018 and December 31, 2017, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Aggregate principal balance outstanding	$280,852	$296,668	$(284,011)	$(300,922)	$44	$59
Fair value adjustments	(3,491)	(3,663)	6,586	6,974	(13)	(10)
Fair value	$277,361	$293,005	$(277,425)	$(293,948)	$31	$49

At June 30, 2018, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months; had monthly payments with fixed interest rates ranging from 5.31% to 32.32% and had various maturity dates through June 2023. At December 31, 2017, outstanding Borrower Loans had original maturities of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 32.32%, and had various maturity dates through December 2022.
Approximately $0.6 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that was recorded in the change in fair value during the six months ended June 30, 2018.
As of June 30, 2018, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.6 million and a fair value of $1.1 million. As of December 31, 2017, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.5 million and a fair value of $1.3 million. Prosper Funding places loans on non-accrual status when they are over 120 days past due. As of June 30, 2018 and December 31, 2017, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.3 million, respectively.
5. Loan Servicing Assets and Liabilities
Prosper Funding accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total losses recognized on the sale of such Borrower Loans were a loss of $16.2 million and $13.1 million for the three months ended June 30, 2018 and June 30, 2017, respectively. The total gains and losses recognized on the sale of such Borrower Loans were a loss of $27.8 million and $16.7 million for the six months ended June 30, 2018 and June 30, 2017, respectively.
As of June 30, 2018, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.9 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through June 2023. At December 31, 2017, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through December 2022.
$11.2 million and $9.2 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the three months ended June 30, 2018 and June 30, 2017, respectively. $21.8 million and $17.9 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the six months ended June 30, 2018 and June 30, 2017, respectively.

Fair Value
Valuation Method. Prosper Funding uses a discounted cash flow valuation methodology generally consisting of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.
Significant unobservable inputs presented in the table within Note 7 below are those that Prosper Funding considers significant to the estimated fair values of the level 3 servicing assets and liabilities. The following is a description of the significant unobservable inputs provided in the table.
Market Servicing Rate. Prosper Funding estimates adequate market servicing rates that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. This rate is stated as a fixed percentage of outstanding principal balance on a per annum basis. Prosper Funding estimated these market servicing rates based on observable market rates for other loan types in the industry and bids from subservicing providers, adjusted for the unique loan attributes that are present in the specific loans that Prosper Funding sells and services and information from a backup service provider.
Discount Rate. The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. We used a range of discount rates for the servicing assets and liabilities based on comparable observed valuations of similar assets and publicly available disclosures related to servicing valuations, with comparability adjustments made to account for differences with Prosper Funding’s servicing assets.
Default Rate. The default rate presented in Note 7 is an annualized, average estimate considering all Borrower Loan categories (i.e. risk ratings and duration), and represents an aggregate of conditional default rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to default per period based on the term and age of the underlying Borrower Loans. The assumption regarding defaults directly reduces servicing revenues because the amount of servicing revenues received is based on the amount collected each period.
Prepayment Rate. The prepayment rate presented in Note 7 is an annualized, average estimate considering all Borrower Loan categories (i.e., risk ratings and duration), and represents an aggregate of conditional prepayment rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to prepay per period based on the term and age of the underlying Borrower Loans. Prepayments reduce servicing revenues as they shorten the period over which we expect to collect fees on the Borrower Loans, which is used to project future servicing revenues.
6. Income Taxes
Prosper Funding incurred no income tax provision for the six months ended June 30, 2018 and June 30, 2017. Prosper Funding is a US disregarded entity and its income and loss is included in the return of its parent, PMI. Since PMI is in a loss position, is not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$277,361	$277,361
Servicing Assets	—	—	16,162	16,162
Loans Held for Sale	—	—	31	31
Total Assets	—	—	293,554	293,554
Liabilities:
Notes	$—	$—	$277,425	$277,425
Servicing Liabilities	—	—	28	28
Loan Trailing Fee Liability	—	—	3,078	3,078
Total Liabilities	$—	$—	$280,531	$280,531

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$293,005	$293,005
Servicing Assets	—	—	14,598	14,598
Loans Held for Sale	—	—	49	49
Total Assets	—	—	307,652	307,652
Liabilities:
Notes	$—	$—	$293,948	$293,948
Servicing Liabilities	—	—	59	59
Loan Trailing Fee Liability	—	—	2,595	2,595
Total Liabilities	$—	$—	$296,602	$296,602
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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s level 3 fair value measurements at June 30, 2018 and December 31, 2017:

Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	June 30, 2018	December 31, 2017
Discount rate	4.4% - 13.9%	4.0% - 14.4%
Default rate	2.0% - 15.6%	2.0% - 15.4%
Servicing Assets and Liabilities:

Range
Unobservable Input	June 30, 2018	December 31, 2017
Discount rate	15% - 25%	15% - 25%
Default rate	1.6% - 16.5%	1.5% - 16.1%
Prepayment rate	15.2% - 32.9%	13.5% - 30.2%
Market servicing rate	0.625%	0.625%
Loan Trailing Fee Liability:

Range
Unobservable Input	June 30, 2018	December 31, 2017
Discount rate	15% - 25%	15% - 25%
Default rate	1.6% - 16.5%	1.5% - 16.1%
Prepayment rate	15.2% - 32.9%	13.5% - 30.2%
The changes in the Borrower Loans, Loans Held for Sale and Notes, which are level 3 assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2018	$293,005	$(293,948)	$49	$(894)
Originations	91,075	(90,693)	1,324,100	1,324,482
Principal repayments	(88,947)	91,525	(14)	2,564
Borrower Loans sold to third parties	(2,016)	—	(1,324,100)	(1,326,116)
Other changes	(338)	633	—	295
Change in fair value	(15,418)	15,058	(4)	(364)
Balance at June 30, 2018	$277,361	$(277,425)	$31	$(33)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2017	$315,627	$(316,236)	$624	$15
Originations	106,940	(106,506)	1,245,826	1,246,260
Principal repayments	(97,492)	100,274	(42)	2,740
Borrower Loans sold to third parties	(1,990)	—	(1,246,316)	(1,248,306)
Other changes	9	266	(3)	272
Change in fair value	(10,822)	10,792	6	(24)
Balance at June 30, 2017	$312,272	$(311,410)	$95	$957

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at April 1, 2018	$285,584	$(285,095)	$41	$530
Originations	44,799	(44,468)	728,901	729,232
Principal repayments	(43,990)	44,423	(6)	427
Borrower Loans sold to third parties	(950)	—	(728,901)	(729,851)
Other changes	(202)	86	—	(116)
Change in fair value	(7,880)	7,629	(4)	(255)
Balance at June 30, 2018	$277,361	$(277,425)	$31	$(33)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at April 1, 2017	$317,536	$(316,944)	$109	$701
Originations	50,260	(49,692)	721,829	722,397
Principal repayments	(48,048)	48,695	(14)	633
Borrower Loans sold to third parties	(869)	—	(721,829)	(722,698)
Other changes	10	(156)	—	(146)
Change in fair value	(6,617)	6,687	—	70
Balance at June 30, 2017	$312,272	$(311,410)	$95	$957

The following table presents additional information about level 3 servicing assets and liabilities recorded at fair value (in thousands):

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2018	14,598	59
Additions	8,147	—
Less: Changes in fair value	(6,583)	(31)
Fair Value at June 30, 2018	16,162	28

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2017	12,461	198
Additions	6,532	—
Less: Changes in fair value	(5,696)	(87)
Fair Value at June 30, 2017	13,297	111

	Servicing Assets	Servicing Liabilities
Fair Value at April 1, 2018	15,023	41
Additions	4,452	—
Less: Changes in fair value	(3,313)	(13)
Fair Value at June 30, 2018	16,162	28

	Servicing Assets	Servicing Liabilities
Fair Value at April 1, 2017	12,190	147
Additions	3,768	—
Less: Changes in fair value	(2,661)	(36)
Fair Value at June 30, 2017	13,297	111

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
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Balance at January 1, 2018	2,595
Issuances	1,529
Cash payment of Loan Trailing Fee	(1,206)
Change in fair value	160
Balance as of June 30, 2018	3,078
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at June 30, 2018 for Borrower Loans, Loans Held for Sale and Notes funded are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Fair Value as of June 30, 2018	$277,392		$277,425
Discount rate assumption:	7.52%	*	7.52%	*
Resulting fair value from:
100 basis point increase	$274,662		$274,660
200 basis point increase	271,970		271,964
Resulting fair value from:
100 basis point decrease	$280,255		$280,262
200 basis point decrease	283,162		283,173
Default rate assumption:	13.11%	*	13.11%	*
Resulting fair value from:
100 basis point increase	$273,981		$273,967
200 basis point increase	270,641		270,612
Resulting fair value from:
100 basis point decrease	$280,892		$280,911
200 basis point decrease	284,391		284,428
 * Represents weighted average assumptions considering all credit grades.

Servicing Asset and Liability Fair Value Input Sensitivity:
The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of June 30, 2018 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Fair Value as of June 30, 2018	$16,162	$28
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	15,160	31
Market servicing rate decrease to 0.60%	17,165	25
Weighted average prepayment assumptions	19.98%	19.98%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	15,964	28
Applying a 0.9 multiplier to prepayment rate	16,363	29
Weighted average default assumptions	12.66%	12.66%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	15,967	28
Applying a 0.9 multiplier to default rate	16,362	28
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
8. Commitments and Contingencies
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency.  Accordingly, the minimum fee for the remaining six months of 2018 is $0.9 million. The minimum fee is $0.9 million for the year 2019.
Loan Purchase Commitments
Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $31.5 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2018 and first business day of the quarter ending September 30, 2018. Prosper Funding will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2018.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper Funding and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at June 30, 2018 is $3.9 billion. Prosper Funding had accrued $1.3 million and $0.8 million as of June 30, 2018 and December 31, 2017, respectively, in regard to this obligation.
Regulatory Contingencies
Prosper accrues for contingencies when a loss from such contingencies is probable and the amount of loss can be reasonably estimated. In determining whether a loss is probable and if it is possible to quantify the amount of the estimated loss, Prosper reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If Prosper determines that an unfavorable outcome is not probable or that the amount of a loss cannot be reasonably estimated, Prosper does not accrue for a potential litigation loss. If an unfavorable outcome is probable and Prosper can estimate a range of outcomes, we record the amount we consider to be the best estimate within the range of potential losses that are both probable and estimable; however, if we cannot quantify the amount of the estimated loss, then we record the low end of the range of those potential losses.
SEC Inquiry
In April and May of 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to note investors. Although we have since corrected the error, we are currently subject to an investigation by the Securities and Exchange Commission (the “SEC”) as to whether violations of federal securities laws have occurred in connection with this error. We have been fully and voluntarily cooperating with the SEC.
We cannot predict the outcome of the investigation at this time and any potential fines or penalties, if any, that may arise from the investigation. Further, we are unable at this time to estimate a range of outcomes and as a result no accrual has been made.
9. Related Parties
Since inception, Prosper Funding has engaged in various transactions with its directors, executive officers, and sole member, and immediate family members and other affiliates of its directors, executive officers, and sole member. Prosper Funding believes that all of the transactions described below were made on terms no less favorable to Prosper Funding than could have been obtained from unaffiliated third parties.
Prosper Funding’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be related parties of Prosper Funding as of June 30, 2018 and December 31, 2017 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Six Months Ended June 30,		Six Months Ended June 30,
Related Party	2018	2017	2018	2017
Executive officers and management	$9	$10	$1	$81
Directors (excluding executive officers and management)	—	—	—	—
Total	$9	$10	$1	$81

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Three Months Ended March 31,		Three Months Ended March 31,
Related Party	2018	2017	2018	2017
Executive officers and management	$3	$5	$—	$35
Directors (excluding executive officers and management)	—	—	—	—
Total	$3	$5	$—	$35

	Note and Borrower Loan Balance as of
Related Party	June 30, 2018	December 31, 2017
Executive officers and management	$17	$38
Directors (excluding executive officers and management)	—	—
	$17	$38

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
PROSPER MARKETPLACE, INC.
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks, and assumptions associated with these statements. This discussion should be read in conjunction with Prosper’s historical condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” sections and elsewhere in this Quarterly Report on Form 10-Q and Prosper’s Annual Report on Form 10-K for the year ended December 31, 2017.
Overview
Prosper is a pioneer of online marketplace lending that connects borrowers and investors. Our goal is to enable borrowers to access credit at affordable rates and provide investors with attractive risk-adjusted rates of return.
We believe our online marketplace model has key advantages relative to traditional bank lending, including (i) an innovative marketplace model that efficiently connects qualified supply and demand of capital, (ii) online operations that substantially reduce the need for physical infrastructure and improve convenience, and (iii) data and technology driven automation that increases efficiency and improves the borrower and investor experience. We do not operate physical branches or incur expenses related to that infrastructure; instead, we use data and technology to drive automation and efficiency in our operation. As part of operating our marketplace, we verify the identity of borrowers and assess borrowers’ credit risk profile using a combination of public and proprietary data. Our proprietary technology automates several loan origination and servicing functions, including portions of the borrower application process, data gathering, credit scoring, loan funding, investing and servicing, regulatory compliance and fraud detection.
During the year ended December 31, 2017, our marketplace facilitated $2.9 billion in Borrower Loan originations, of which $2.7 billion were funded through our Whole Loan Channel, representing 93% of the total Borrower Loans originated through our marketplace during this period. From inception through June 30, 2018, our marketplace facilitated $12.8 billion in Borrower Loan originations, of which $11.3 billion were funded through our Whole Loan Channel, representing 88% of the total Borrower Loans originated through our marketplace during this period. In the three months ended June 30, 2018, our marketplace facilitated $866.9 million in Borrower Loan originations up 12% from the same period in 2017. In the three months ended June 30, 2018, $822.4 million of the borrower loan originations originated through our marketplace were funded through our Whole Loan Channel, representing 95% of the total Borrower Loans originated through our marketplace during this period.
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

Results of Operations
Key Operating and Financial Metrics (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loan Originations	$866,894	$774,700	$1,611,021	$1,360,315
Transaction Fees, Net	37,988	35,423	69,343	62,291
Whole Loans Outstanding (1)	3,902,142	3,557,914	3,902,142	3,557,914
Servicing Fees, Net	7,487	6,793	14,671	12,947
Total Net Revenues	31,675	31,447	62,125	62,292
Core Revenue (2)	52,308	48,334	98,037	82,486
Net Loss	(12,599)	(41,405)	(24,000)	(65,426)
Adjusted EBITDA (2)	8,807	6,716	13,327	(2,336)
(1) Balance as of June 30.
(2) Core Revenue and Adjusted EBITDA are non-GAAP Financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measure, see “Non-GAAP Financial Measures”
Overview
The following tables summarize Prosper’s net loss for the three and six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Total Net Revenue	$31,675	$31,447	228	1%
Total Expenses	44,265	72,755	(28,490)	(39)%
Net Loss Before Taxes	(12,590)	(41,308)	28,718	(70)%
Income Tax Expense	9	97	(88)	(91)%
Net Loss	$(12,599)	$(41,405)	28,806	(70)%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Total Net Revenue	$62,125	$62,292	(167)	—%
Total Expenses	86,106	127,456	(41,350)	(32)%
Net Loss Before Taxes	(23,981)	(65,164)	41,183	(63)%
Income Tax Expense	19	262	(243)	(93)%
Net Loss	$(24,000)	$(65,426)	41,426	(63)%

Total net revenue for the three months ended June 30, 2018 was relatively flat when compared to the three months ended June 30, 2017, primarily due to increased Borrower Loan originations, which increased 12% on a dollar basis, but was offset by an increase of $3.7 million of rebates that were provided to members of the Consortium via the issuance of Convertible Preferred Stock Warrants that vested during the three months ended June 30, 2018. See below for an explanation of the increase in origination volume.  Total expenses for the three months ended June 30, 2018 decreased $28.5 million, a 39% decrease from the three months ended June 30, 2017, primarily due to a decrease in the fair value of the preferred stock warrant liability of $4.0 million in the three months ended June 30, 2018 compared to a $22.4 million increase in the three months ended June 30, 2017. Net loss for the three months ended June 30, 2018 decreased $28.8 million, primarily due to the decrease in expenses explained above.

Total net revenue for the six months ended June 30, 2018 was relatively flat when compared to the six months ended June 30, 2017, primarily due to increased Borrower Loan originations, which increased 18% on a dollar basis, but was offset by an increase of $15.7 million of rebates that were provided to members of the Consortium via the issuance of Convertible Preferred Stock Warrants that vested during the six months ended June 30, 2018. See below for an explanation of the increase in origination volume. Total expenses for the six months ended June 30, 2018 decreased $41.4 million, a 32% decrease from the six months ended June 30, 2017, primarily due to a decrease in the fair value of the preferred stock warrant liability of $8.6 million in the six months ended June 30, 2018 compared to a $22.8 million increase in the six months ended June 30, 2017 and a $8.1 million decrease in other expenses for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The $8.1 million decrease is partially driven by impairment charges, which we incurred in the six months ended June 30, 2017 (see below for further details). Net loss for the six months ended June 30, 2018 decreased $41.4 million, primarily due to the decrease in expenses explained above.
Origination Volume
From inception through June 30, 2018, a total of 1,003,231 Borrower Loans totaling $12.8 billion were originated through Prosper’s marketplace.
During the second quarter ended June 30, 2018, 65,442 Borrower Loans totaling $866.9 million were originated through Prosper’s marketplace, compared to 61,346 Borrower Loans totaling $774.6 million during the second quarter ended June 30, 2017. This represented an increase of 7% in terms of the number of loans and a 12% increase in the dollar amount of loans. The origination increase experienced during the quarter ended June 30, 2018 versus the quarter ended June 30, 2017 was due to higher borrower demand and stable funding sources.
Loan origination volume by Prosper Rating was as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$100.7	12%	$40.9	5%	$197.1	12%	$73.2	5%
A	166.8	19%	81.4	11%	297.6	18%	154.8	11%
B	216.1	25%	162.0	21%	394.6	24%	289.8	21%
C	227.3	26%	243.8	31%	431.4	27%	423.6	31%
D	102.1	12%	153.7	20%	191.4	12%	261.0	19%
E	43.6	5%	75.9	10%	80.3	5%	125.8	9%
HR	10.3	1%	16.9	2%	18.6	1%	32.0	2%
Total	$866.9		$774.6		$1,611.0		$1,360.2

During the three and six months ended June 30, 2018, the mix of originations on the Prosper platform was relatively lower risk when compared to the three and six months ended June 30, 2017 as Prosper tightened its credit underwriting to reduce borrower defaults in higher risk tiers.

Revenue
The following tables summarize Prosper’s revenue for the three and six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$37,988	$35,423	2,565	7%
Servicing Fees, Net	7,487	6,793	694	10%
Gain (Loss) on Sale of Borrower Loans	4,163	3,803	360	9%
Fair Value of Warrants Vested on the Sale of Borrower Loans	(20,633)	(16,887)	(3,746)	22%
Other Revenues	1,015	1,415	(400)	(28)%
Total Operating Revenues	30,020	30,547	(527)	(2)%
Interest Income
Interest Income on Borrower Loans	14,556	12,007	2,549	21%
Interest Expense on Notes and Warehouse Line	(11,471)	(11,177)	(294)	3%
Net Interest Income	3,085	830	2,255	272%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(1,430)	70	(1,500)	(2,143)%
Total Revenues	31,675	31,447	228	1%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$69,343	$62,291	7,052	11%
Servicing Fees, Net	14,671	12,947	1,724	13%
Gain (Loss) on Sale of Borrower Loans	7,512	3,485	4,027	116%
Fair Value of Warrants Vested on the Sale of Borrower Loans	(35,912)	(20,194)	(15,718)	78%
Other Revenues	2,367	2,135	232	11%
Total Operating Revenues	57,981	60,664	(2,683)	(4)%
Interest Income
Interest Income on Borrower Loans	26,916	23,507	3,409	15%
Interest Expense on Notes and Warehouse Line	(22,200)	(21,855)	(345)	2%
Net Interest Income	4,716	1,652	3,064	185%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(572)	(24)	(548)	2,283%
Total Revenues	62,125	62,292	(167)	—%
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
Transaction fees increased primarily due to higher origination volume through Prosper’s marketplace during the three months ended June 30, 2018. This was partially offset by a lower average transaction fee which was 4.38% and 4.57% of the principal amount of originated loans facilitated through Prosper’s marketplace for the three months ended June 30, 2018 and 2017, respectively. The decrease in the average transaction fee was due to the higher proportion of loans with a Prosper rating of AA being originated on the platform during the current quarter. These loans have a lower transaction fee rate.
Transaction fees increased primarily due to higher originations during the six months ended June 30, 2018. This was partially offset by a lower average transaction fee, which was 4.30% and 4.58% of the principal amount of originated loans facilitated through Prosper’s marketplace for the six months ended June 30, 2018 and June 30, 2017, respectively. The decrease in the average transaction fee was due to the higher proportion of loans with a Prosper rating of AA being originated on the platform during the current quarter. These loans have a lower transaction fee rate.
Servicing Fees, Net
Prosper earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates us for the costs we incur in servicing the Borrower Loan, including managing payments from borrowers and payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The increase in servicing fees during the three months ended June 30, 2018 was due to an increase in the net collection fees collected and higher overall whole loan balance as compared to the three months ended June 30, 2017. The increase in servicing fees during the six months ended June 30, 2018 was due to the increase in collection fees and higher overall whole loan balance as compared to the six months ended June 30, 2017.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains and losses on Borrower Loans sold through the Whole Loan Channel. The increase during the three months ended June 30, 2018 was due to an increase in volume of such sales during the three months ending June 30, 2018 due to an increase in loans being originated through the platform as described above. The increase during the six months ended June 30, 2018 was due to an increase in volume of such sales during the six months ended June 30, 2018 and $3.2 million less of rebates that were issued in the six months ended June 30, 2018 when compared to the six months ended June 30, 2017. The amount of rebates decreased in the six months ended June 30, 2018 as Prosper had sufficient demand for the loans being sold on the Platform, in part due to the consortium agreement signed in February 2017.
Fair Value of Warrants Vested on the Sale of Borrower Loans
Fair Value of Warrants Vested on the Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vest when the Consortium purchases whole loans under the Consortium Purchase Agreement that was signed in February 2017. The increases of $3.7 million and $15.7 million recognized primarily related to an increase in the number of warrants that vested during the three and six months ended June 30, 2018, respectively.
Other Revenues
Other Revenues consist primarily of securitization fees and credit referral fees. Credit referral fees are where partner companies pay us an agreed upon amount for referrals of customers from our website. Securitization fees represent fees Prosper earns to facilitate securitizations for purchasers of borrower loans. The decrease in Other Revenues for the three months ended June 30, 2018 was primarily the result of a decrease in securitization fees as Prosper facilitated no securitizations during the three months ended June 30, 2018 compared to one securitization during the three months ended June 30, 2017. The change for the six months ended June 30, 2018 is not significant.
Interest Income on Borrower Loans and Interest Expense on Notes
Prosper recognizes interest income on Borrower Loans funded through the Note Channel using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding Notes based on the contractual interest rates. The interest rate charged on the Borrower Loans is generally 1% higher than the corresponding interest rate on the Note to compensate us for servicing the Borrower Loans. The increase during the three and six months ended June 30, 2018 was due to the net interest earned on the borrower loans purchased by Prosper with funding from the Warehouse Line. The Warehouse Line has a lower interest rate than the related borrower loans.
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
The following table summarizes the fair value adjustments for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Borrower Loans	$(7,880)	$(6,617)	$(15,418)	$(10,822)
Loans held for sale	(1,179)	—	(212)	6
Notes	7,629	6,687	15,058	10,792
Total	$(1,430)	$70	$(572)	$(24)
Expenses
The following tables summarize Prosper’s expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Expenses
Origination and Servicing	$9,192	$8,873	319	4%
Sales and Marketing	20,907	20,131	776	4%
General and Administrative -Research and Development	4,153	3,909	244	6%
General and Administrative - Other	13,998	14,849	(851)	(6)%
Change in Fair Value of Convertible Preferred Stock Warrants	(3,998)	22,416	(26,414)	(118)%
Restructuring Charges	271	647	(376)	(58)%
Other Expenses	$(258)	1,930	(2,188)	(113)%
Total Expenses	$44,265	$72,755	$(28,490)	(39)%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Expenses
Origination and Servicing	$18,013	$17,278	735	4%
Sales and Marketing	39,735	39,687	48	—%
General and Administrative -Research and Development	8,421	8,083	338	4%
General and Administrative - Other	28,444	31,390	(2,946)	(9)%
Change in Fair Value of Convertible Preferred Stock Warrants	$(8,602)	22,817	(31,419)	(138)%
Restructuring Charges	595	572	23	4%
Other Expenses	$(500)	7,629	(8,129)	(107)%
Total Expenses	$86,106	$127,456	$(41,350)	(32)%

As of June 30, 2018, Prosper had 396 full-time employees compared to 363 full-time employees as of June 30, 2017. The following table reflects full-time employees as of June 30, 2018 and 2017 by department:

	June 30, 2018	June 30, 2017
Origination and Servicing	172	162
Sales and Marketing	10	24
General and Administrative - Research and Development	86	74
General and Administrative - Other	128	103
Total Headcount	396	363

Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits, and stock-based compensation expense related to Prosper’s credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The increase in the three months ending June 30, 2018 was not significant.
The increase in the six months ended June 30, 2018 was primarily the result of increased amortization costs for internal use software of $0.4 million.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing, as well as the compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended June 30, 2018, the increase was largely due to increased variable costs as Prosper increased its marketing efforts. The increase was driven by a $3.5 million or 93% increase in partnership costs as Prosper significantly increased partnership activities and a $0.6 million or 27% increase in online marketing costs as Prosper increased its online marketing activities. The increase in these costs was partially offset by a $3.6 million or 27% decrease in direct mailing costs as Prosper decreased the volume of its direct mail campaigns.
For the six months ended June 30, 2018, marketing costs were relatively flat largely due to more efficient marketing spending as Prosper was able to save on direct mail costs while increasing partnership and digital marketing spend. Direct mail costs decreased $7.7 million or 27% as Prosper decreased the volume of its direct mail campaigns. The decrease in direct mailing costs was offset by a $6.0 million or 98% increase in partnership costs and a $1.6 million or 45% increase in online marketing costs.
Research and Development
Research and development costs consist primarily of salaries, benefits, and stock-based compensation expense related to engineering and product development employees and related vendor costs. The increase during the three months ended June 30, 2018 was due to a $0.2 million increase in compensation as Prosper increased its headcount in this area. The total expenses incurred for the three months ended June 30, 2018 do not reflect the total investment in research and development activities as a portion of these costs are capitalized as internal use software projects, which are amortized in origination and servicing expense. Prosper capitalized internal-use software and website development costs in the amount of $1.4 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively.
The increase during the six months ended June 30, 2018 was due to a $0.3 million increase in compensation as Prosper increased its headcount in this area. The total expenses incurred for the six months ended June 30, 2018 do not reflect the total investment in research and development activities as a portion of these costs are capitalized as internal use software projects, which are amortized in origination and servicing expense. Prosper capitalized internal-use software and website development costs in the amount of $2.5 million and $2.1 million for the six months ended June 30, 2018 and June 30, 2017, respectively.
General and Administrative
General and Administrative expenses consists primarily of salaries, benefits, and stock-based compensation expense related to accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expense. The decrease for the three months ended June 30, 2018 was primarily the result of a decrease in compensation expense of $1.0 million, a decrease in professional services of $0.4 million and a decrease in amortization of property and equipment of $0.3 million.

The decrease for the six months ended June 30, 2018 was primarily the result of a decrease in compensation expense of $1.5 million, a decrease in professional services of $0.9 million, a decrease in amortization of property and equipment of $0.5 million and a decrease in amortization of intangibles of $0.8 million.
Changes in the Fair Value of Convertible Preferred Stock Warrants
Changes in the Fair Value of Convertible Preferred Stock warrants moved to a gain in the three and six months ended June 30, 2018 due to a decrease in the fair value of the underlying convertible preferred stock.
Restructuring Charges
Restructuring costs consist of personnel and facilities related costs related to the strategic restructuring of the business that Prosper announced on May 3, 2016. For the six months ended June 30, 2018 and 2017, the expenses relate to adjustments to fair value of the existing liabilities and accretion expense on the remaining liability.
Other Expenses (Income)
Other Expenses (Income) includes interest income, impairment charges on assets held for sale, and fair value changes on Convertible Preferred Stock Warrants. During the three and six months ended June 30, 2017, Prosper management actively marketed the assets related to the Prosper Daily application and as a result the related assets were marked down to fair value less costs to sell, resulting in impairment charges of $2.0 million and $6.3 million, respectively. Additionally, during the six months ended June 30, 2017, Prosper settled certain rebates related to the purchase of whole loans by members of the Consortium prior to the closing of the Consortium transaction via the issuance of Convertible Preferred Stock Warrants at a loss of $1.5 million over the cash settlement amount.
Non-GAAP Financial Measures

Core Revenue
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
The Fair Value of Warrants Vested on the Sale of Borrower Loans relates to the Consortium Agreement. This agreement is set to expire in 2019 and Prosper currently does not expect to sign a similar agreement to replace it. As a result we believe that providing the Core Revenue metric that excludes the impact of our Fair Value of Warrants Vested on Sale of Borrower Loans is useful to investors.
Core Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for Total Net Revenue which has been prepared in accordance with GAAP. These limitations include the following:

•	Core Revenue is net of Fair Value of Warrants Vested on Sale of Borrower Loans, which is our largest contra revenue item; and

•	other companies, including companies in our industry, may calculate Core Revenue differently or not at all, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Core Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with GAAP. The following table presents a reconciliation of Total Net Revenue to Core Revenue for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Net Revenue	$31,675	$31,447	$62,125	$62,292
Less: Fair Value of Warrants Vested on Sale of Borrower Loans	(20,633)	(16,887)	(35,912)	(20,194)
Core Revenue	$52,308	$48,334	$98,037	$82,486

Adjusted EBITDA
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

•
Restructuring charges. We have incurred restructuring charges that are included in our GAAP financial statements, related to workforce reductions and estimated costs of exiting facility lease commitments due to our May 2016 restructuring. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items do not reflect expected future operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or historical operations of our business.

The following table presents a reconciliation of Net Loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Loss	$(12,599)	$(41,405)	$(24,000)	$(65,426)
Fair Value of Warrants Vested on Sale of Borrower Loans	20,633	16,887	35,912	20,194
Depreciation expense:
Servicing and Origination	1,413	1,357	2,991	2,637
General & Administration - Other	1,007	1,293	2,142	2,603
Amortization of Intangibles	89	177	201	1,030
Impairment of Intangibles	—	1,999	—	6,320
Stock-based Compensation	2,253	3,312	4,584	6,812
Restructuring Charges	271	647	595	572
Change in the Fair Value of Warrants	(3,998)	22,416	(8,602)	22,817
Interest Income on Available for Sale Securities, Cash and Cash Equivalents	(271)	(64)	(515)	(157)
Income Tax Expense	9	97	19	262
Adjusted EBITDA	$8,807	$6,716	$13,327	$(2,336)

Expenses on the Condensed Consolidated Statement of Operations include the following amount of stock based compensation for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Origination and servicing	241	328	456	545
Sales and marketing	108	141	216	311
General and administrative	1,904	2,843	3,912	5,956
Total stock based compensation	$2,253	$3,312	$4,584	$6,812

Liquidity and Capital Resources
We currently anticipate that our available funds, warehouse line, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
The following table summarizes Prosper’s cash flow activities for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net Loss	$(24,000)	$(65,426)
Net cash (used in) provided by operating activities	(121,839)	6,731
Net cash provided by investing activities	15,725	14,837
Net cash provided by financing activities	100,855	6,186
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,259)	27,754
Cash, cash equivalents and restricted cash at the beginning of the period	198,463	186,244
Cash, cash equivalents and restricted cash at the end of the period	$193,204	$213,998
Cash, cash equivalents and restricted cash ("net cash") decreased for the six months ended June 30, 2018 primarily due to the net $19.9 million less cash held on the platform by investors that is classified as restricted cash, $116.2 million of net purchases of borrower loans by Prosper, and $2.7 million in purchases of property and equipment, which was partially offset by $103.1 million provided by the Warehouse Line, $13.1 million of net income, net of non-cash items and net maturity of $18.6 million in available for sale securities. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties, which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans and the net $18.6 million of available for sale securities that have been converted into cash. Net cash provided by financing activities primarily represents proceeds from the warehouse line and the issuance of Notes, partially offset by payments on Notes.
The following table summarizes Prosper’s cash flow activities for the three months ended June 30, 2018 and June 30, 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Net Loss	$(12,599)	$(41,405)
Net cash (used in) provided by operating activities	(61,006)	53,348
Net cash provided by (used in) investing activities	11,840	(2,217)
Net cash provided by financing activities	30,996	1,011
Net increase (decrease) in cash and cash equivalents	(18,170)	52,142
Cash and cash equivalents at the beginning of the period	211,374	161,856
Cash and cash equivalents at the end of the period	$193,204	$213,998
Net cash decreased for the three months ended June 30, 2018 primarily due to the net $38.5 million less cash held on the platform by investors that is classified as restricted cash, $34.9 million of net purchases of borrower loans by Prosper, and $1.4 million in purchases of property and equipment, which was partially offset by $31.5 million provided by the Warehouse Line, $9.8 million of net income, net of non-cash items and net maturity of $13.1 million in available for sale securities. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties, which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans) and purchases of property and equipment. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.
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
Critical Accounting Policies
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates" in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to these critical accounting estimates during the first six months of 2018.

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
Prosper Funding was formed in the state of Delaware on February 17, 2012 as a limited liability company with its sole equity member being PMI. Prosper Funding was formed by PMI to hold Borrower Loans originated through the Note Channel and issue related Notes. Although Prosper Funding is consolidated with PMI for accounting and tax purposes, Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding. Prosper Funding’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that Prosper Funding would become subject to bankruptcy proceedings directly. Prosper Funding seeks to achieve this by placing certain restrictions on its activities and implementing certain formal procedures designed to expressly reinforce its status as a distinct corporate entity from PMI.
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
Results of Operations
Overview
The following table summarizes Prosper Funding’s net income for the three and six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Total Net Revenue	$22,412	$21,679	$733	3%
Total Expenses	22,130	20,135	1,995	10%
Net Income (Loss)	$282	$1,544	$(1,262)	(82)%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Total Net Revenue	$42,131	$39,847	$2,284	6%
Total Expenses	42,018	37,855	4,163	11%
Net Income (Loss)	$113	$1,992	$(1,879)	(94)%

Total net revenue for the three months ended June 30, 2018 increased $0.7 million, a 3% increase from the three months ended June 30, 2017, primarily due to the increased number of loan listings on the marketplace during the quarter, which resulted in increased administration fee revenue for the listing driven portion of the administration fee. Total expenses for the three months ended June 30, 2018 increased $2.0 million, a 10% increase from the three months ended June 30, 2017, primarily due to higher corporate administration fees related to the listing driven portion during the current quarter.
Total net revenue for the six months ended June 30, 2018 increased $2.3 million, a 6% increase from the six months ended June 30, 2017, primarily due to the increased number of loan listings on the marketplace during the quarter, which resulted in increased administration fee revenue for the listing driven portion of the administration fee. Total expenses for the six months ended June 30, 2018 increased $4.2 million, an 11% increase from the six months ended June 30, 2017, primarily due to higher corporate administration fees related to the listing driven portion during the current quarter.
Revenue
The following tables summarize Prosper Funding’s revenue for the three and six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$30,836	$27,309	3,527	13%
Servicing Fees, Net	7,209	6,520	689	11%
Gain (Loss) on Sale of Borrower Loans	(16,181)	(13,084)	(3,097)	24%
Other Revenues	73	34	39	115%
Total Operating Revenues	21,937	20,779	1,158	6%
Interest Income on Borrower Loans	10,907	12,007	(1,100)	(9)%
Interest Expense on Notes	(10,177)	(11,177)	1,000	(9)%
Net Interest Income	730	830	(100)	(12)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(255)	70	(325)	(464)%
Total Revenue	$22,412	$21,679	733	3%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$54,620	$42,463	12,157	29%
Servicing Fees, Net	14,022	12,401	1,621	13%
Gain (Loss) on Sale of Borrower Loans	(27,754)	(16,709)	(11,045)	66%
Other Revenues	136	64	72	113%
Total Operating Revenues	41,024	38,219	2,805	7%
Interest Income on Borrower Loans	21,859	23,507	(1,648)	(7)%
Interest Expense on Notes	(20,388)	(21,855)	1,467	(7)%
Net Interest Income	1,471	1,652	(181)	(11)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(364)	(24)	(340)	1,417%
Total Revenue	$42,131	$39,847	2,284	6%

Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. Effective July 1, 2016, the Administration Agreement was amended. The amendments included amending the license fee to include a fixed monthly fee alongside a reduced variable fee and the introduction of a rebates fee related to rebates given to investors. The increase for the three months ended June 30, 2018 was the result of an increase in the listing driven portion of administration fees as a result of higher listings in the three months ended June 30, 2018 and an increase in the rebate fee due to an increase in the rebates given related to the Consortium Purchase Agreement. The increase for the six months ended June 30, 2018 was the result of an increase in the listing driven portion of administration fees as a result of higher listings in the six months ended June 30, 2018 and an increase in the rebate fee due to an increase in the rebates given related to the Consortium Purchase Agreement.
Servicing Fees, Net
Prosper Funding earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates Prosper Funding for the costs it incurs in servicing these Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The increases in servicing fees were due to an increase in collection fees during the period and an higher outstanding Borrower Loan balance.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains (losses) on Borrower Loans sold through the Whole Loan Channel. The increase in the loss for the three months ended June 30, 2018 was due to the increase in rebates of $3.6 million primarily due to warrants issued by PMI in relation to the agreements with the Consortium that were reached in 2017 that result in warrants for convertible preferred stock vesting as loans are purchased by the Consortium.
The increase in the loss for the six months ended June 30, 2018 was due to the increase in rebates of $12.5 million primarily due to warrants issued by PMI in relation to the agreements with the Consortium that were reached in 2017 that result in warrants for convertible preferred stock vesting as loans are purchased by the Consortium.
Other Revenues
Other Revenues consist primarily of fees earned from assisting whole loan purchasers with securitizations of their holdings. The changes in Other Revenues were not considered to be material.
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
The following table summarizes the fair value adjustments for the six month periods ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Borrower Loans	$(7,880)	$(6,617)	$(15,418)	$(10,822)
Loans held for sale	(4)	—	(4)	6
Notes	7,629	6,687	15,058	10,792
Total	$(255)	$70	$(364)	$(24)
Expenses
The following tables summarize Prosper Funding’s expenses for the three and six month periods ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$20,285	$18,466	1,819	10%
Servicing	1,663	1,524	139	9%
General and Administrative	182	145	37	26%
Total Expenses	$22,130	$20,135	1,995	10%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$38,175	$34,282	3,893	11%
Servicing	3,478	3,255	223	7%
General and Administrative	365	318	47	15%
Total Expenses	$42,018	$37,855	4,163	11%
Administration Fee Expense - Related Party
Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI a corporate administration fee, a fee for each Borrower Loan originated through the marketplace, a proportion of all servicing fees collected by or on behalf of Prosper Funding, and all nonsufficient funds fees collected by or on behalf of Prosper Funding. Effective July 1, 2016 the Administration Agreement was amended. The amendments included amending the corporate administration fee to a fixed amount of $500,000 per month, increasing the loan platform servicing fee to $150 per Borrower Loan originated through the marketplace and reducing the loan and note servicing fee to 62.5% of all servicing fees collected by or on behalf of Prosper Funding. The increase in fees for the three months ended June 30, 2018 was due to higher fees paid on the origination of borrower loans due to the increase in origination volume. The increase in fees for the six months ended June 30, 2018 was due to higher fees paid on the origination of borrower loans due to the increase in origination volume.
Servicing
Servicing costs consists primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The increase for the three and six months ended June 30, 2018 was primarily due to an increase in amortization of internal use software.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. The decrease for the three months and six months ended June 30, 2018 was primarily due to an increase in outsourced costs.

Liquidity and Capital Resources
We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
The following table summarizes Prosper Funding’s cash flow activities for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net Income	$113	$1,992
Net cash provided by (used in) operating activities	(14,433)	$25,906
Net cash used in investing activities	(2,006)	(9,038)
Net cash (used in) provided by financing activities	(832)	6,232
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,271)	23,100
Cash, cash equivalents and restricted cash at the beginning of the period	148,315	154,912
Cash, cash equivalents and restricted cash at the end of the period	$131,044	$178,012

The net decrease in Cash for the six months ended June 30, 2018, is primarily due to the net $19.7 million less cash held on the platform by investors that is classified as restricted cash. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.
Income Taxes
Prosper Funding incurred no income tax expense for the three months ended June 30, 2018 and 2017. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of June 30, 2018, Prosper Funding has not engaged in any off-balance sheet financing activities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk
Prosper Marketplace, Inc.
Market Rate Sensitivity
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Line we invest in Borrower Loans classified as held for sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Borrower Loans held on our balance sheet. The Company’s future investment income may fall short of expectations, or the Company may suffer a loss in principal if the Company is forced to sell Borrower Loans, which have declined in market value due to changes in interest rates as stated above. Changes in the market value of Borrower Loans classified as held for sale are recorded through the Statement of Operations. The fair value of Borrower Loans which are held on our balance sheet as held for sale is $116.8 million as of June 30, 2018.
The fair values of Borrower Loans, Loans Held for Sale and the related Notes are determined using discounted cash flow methodologies based upon a set of valuation assumptions. For Borrower Loans and Notes presented on our Balance Sheet on behalf of our fractional loan pool investors, the fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment-dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.

The Company is also exposed to variable interest rate risk under the debt from the Warehouse Line, which had an outstanding balance of $103.6 million as of June 30, 2018. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently out of the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
Prosper had cash and cash equivalents of $58.7 million as of June 30, 2018, and $45.8 million as of December 31, 2017. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. treasury securities, and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.
Interest Rate Sensitivity
Prosper holds available for sale investments. The fair value of Prosper’s available for sale investment portfolio was $34.8 million and $53.1 million as of June 30, 2018 and December 31, 2017, respectively. These investments consisted of U.S. Treasury bills, and U.S. Treasury securities. To mitigate the risk of loss, Prosper’s investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, Prosper limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on Prosper’s available for sale investments and the market value of those investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.1 million in the fair value of Prosper’s available for sale investments as of June 30, 2018, and of approximately $0.3 million in the fair value of Prosper’s available for sale investments as of December 31, 2017. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $0.1 million in the fair value of Prosper’s available for sale investments as of June 30, 2018, and of approximately $0.3 million in the fair value of Prosper’s available for sale investments as of December 31, 2017. Any realized gains or losses resulting from such interest rate changes would only be recorded if Prosper sold the investments prior to maturity and the investments were not considered other-than-temporarily impaired.
Prosper’s investment in Borrower Loans held for sale was $116.8 million as of June 30, 2018. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.2 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of June 30, 2018. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $1.2 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of June 30, 2018. Any realized gains or losses resulting from such interest rate change would be recorded in our Statement of Operations so long as we hold these Borrower Loans on our balance sheet.
Prosper Funding LLC
Market Rate Sensitivity
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Because balances, interest rates, and maturities of Borrower Loans are matched and offset by an equal balance of Notes with the exact same interest rates (net of our servicing fee) and initial maturities, we believe that we do not have any material exposure to changes in the net fair value of the combined Borrower Loan and Note portfolios as a result of changes in interest rates. We do not hold or issue financial instruments for trading purposes.
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
Prosper Funding had cash and cash equivalents of $10.9 million as of June 30, 2018, and $8.2 million as of December 31, 2017. These amounts were held in various unrestricted deposits with highly rated financial institutions. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of June 30, 2018. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Prosper's disclosure under this Item is incorporated by reference to the matters referenced in "Note 17 – Commitments and Contingencies – SEC Inquiry" of PMI’s Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Prosper Funding's disclosure under this Item is incorporated by reference to the matters referenced in "Note 8 – Commitments and Contingencies – SEC Inquiry" of Prosper Funding's Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
This Item should be read in conjunction with the disclosures contained in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A. Risk Factors
You should carefully consider all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (1)

31.4	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (1)

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (1)

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (1)

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

Date: August 10, 2018	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

Date: August 10, 2018	/s/ Usama Ashraf
Usama Ashraf
Chief Financial Officer of Prosper Marketplace, Inc.
Chief Financial Officer of Prosper Funding LLC
(Principal Financial and Accounting Officer)