Form 10-Q
period 2018-09-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2018-11-14
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

Commission File Number	Exact Name of Registrant as Specified in its Charter	I.R.S. Employer Identification Number
333-147019 333-179941-01 333-204880 333-225797-01	PROSPER MARKETPLACE, INC. a Delaware corporation 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415) 593-5400	73-1733867

333-179941 333-204880-01 333-225797	PROSPER FUNDING LLC a Delaware limited liability company 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415) 593-5479	45-4526070
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of November 6, 2018, there were 70,475,210 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
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
The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
•the performance of the Notes, which, in addition to being speculative investments, are special, limited obligations that are not guaranteed or insured;
•PFL’s ability to make payments on the Notes;
•our ability to attract potential borrowers and investors to our marketplace;
•the reliability of the information about borrowers that is supplied by borrowers, including actions by some borrowers to defraud investors;
•our ability to service the Borrower Loans, and our ability or the ability of a third party debt collector to pursue collection against any borrower, including in the event of fraud or identity theft;
•credit risks posed by the credit worthiness of borrowers, including the impact of borrower delinquencies, defaults and prepayments on the returns on the Notes, and the effectiveness of our credit rating systems;
•the impact of future economic conditions on the performance of the Notes and the loss rates for the Notes;
•our compliance with applicable regulations and regulatory developments or court decisions affecting our business;
•potential efforts by state regulators or litigants to impose liability that could affect PFL’s (or any subsequent assignee’s) ability to continue to charge to borrowers the interest rates that they agreed to pay at origination of their loans;
•our compliance with applicable local, state and federal law, including the Securities Act, the Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;
•potential efforts by state regulators or litigants to characterize PFL or PMI, rather than WebBank, as the lender of the Borrower Loans originated through our marketplace;
•the application of federal and state bankruptcy and insolvency laws to borrowers and to PFL and PMI;
•the lack of a public trading market for the Notes and the lack of any trading platform on which investors can resell the Notes;
•the federal income tax treatment of an investment in the Notes and the PMI Management Rights; and
•our ability to prevent security breaches, disruptions in service, and comparable events that could compromise the personal and confidential information held on our data systems, reduce the attractiveness of our marketplace or adversely impact our ability to service Borrower Loans.
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

Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Cash and Cash Equivalents	$58,447	$45,795
Restricted Cash	145,233	152,668
Available for Sale Investments, at Fair Value	28,361	53,147
Accounts Receivable	5,471	683
Loans Held for Sale, at Fair Value	113,195	49
Borrower Loans, at Fair Value	268,549	293,005
Property and Equipment, Net	15,490	18,136
Prepaid and Other Assets	7,535	7,796
Servicing Assets	15,438	14,711
Goodwill	36,368	36,368
Intangible Assets, Net	1,088	1,377
Total Assets	$695,175	$623,735
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$15,305	$11,942
Payable to Investors	124,116	132,432
Notes at Fair Value	268,588	293,948
Warehouse Line	103,576	—
Other Liabilities	10,256	12,669
Convertible Preferred Stock Warrant Liability	153,954	116,366
Total Liabilities	675,795	567,357
Commitments and Contingencies (see Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized; 214,637,925 issued and outstanding as of September 30, 2018; and 444,760,848 shares authorized; 214,637,925 issued and outstanding as of December 31, 2017. Aggregate liquidation preference of $375,952 as of September 30, 2018 and December 31, 2017.	323,793	323,793
Stockholders' Deficit
Common Stock – $0.01 par value; 625,000,000 shares authorized; 71,411,145 shares issued, and 70,475,210 shares outstanding, as of September 30, 2018; 625,000,000 shares authorized; 71,226,934 shares issued, and 70,290,999 shares outstanding, as of December 31, 2017.	229	228
Additional Paid-In Capital	143,394	136,653
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(424,581)	(380,806)
Accumulated Other Comprehensive Loss	(38)	(73)
Total Stockholders' Deficit	(304,413)	(267,415)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$695,175	$623,735
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Operating Revenues
Transaction Fees, Net	$28,225	$37,250	$97,567	$99,541
Servicing Fees, Net	7,339	6,976	22,009	19,922
Gain (Loss) on Sale of Borrower Loans	3,139	4,373	10,652	7,858
Fair Value of Warrants Vested on Sale of Borrower Loans	(19,561)	(21,772)	(55,473)	(41,966)
Other Revenue	1,453	1,390	3,820	3,525
Total Operating Revenues	20,595	28,217	78,575	88,880
Interest Income
Interest Income on Borrower Loans	15,088	12,065	42,005	35,572
Interest Expense on Notes and Warehouse Line	(11,772)	(11,247)	(33,972)	(33,102)
Net Interest Income	3,316	818	8,033	2,470
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(3,229)	(173)	(3,801)	(198)
Total Net Revenue	20,682	28,862	82,807	91,152
Expenses
Origination and Servicing	8,313	9,263	26,326	26,694
Sales and Marketing	23,415	21,947	63,150	61,634
General and Administrative	18,066	18,123	54,931	57,597
Restructuring Charges, Net	218	86	813	504
Change in Fair Value of Convertible Preferred Stock Warrants	(9,283)	6,323	(17,885)	29,140
Other Expenses (Income), Net	(276)	(25)	(776)	7,603
Total Expenses	40,453	55,717	126,559	183,172
Net Loss Before Taxes	(19,771)	(26,855)	(43,752)	(92,020)
Income Tax Expense	8	85	27	346
Net Loss Applicable to Common Stockholders	$(19,779)	$(26,940)	$(43,779)	$(92,366)
Net Loss Per Share – Basic and Diluted	$(0.28)	$(0.39)	$(0.62)	$(1.33)
Weighted-Average Shares – Basic and Diluted	70,394,269	69,811,534	70,353,819	69,562,795
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Loss	$(19,779)	$(26,940)	$(43,779)	$(92,366)
Other Comprehensive Income (Loss), Before Tax
Change in Net Unrealized Gain on Available for Sale Investments, at Fair Value	23	(2)	35	14
Realized (Gain) Loss on Sale of Available for Sale Investments, at Fair Value	—	—	—	(12)
Other Comprehensive Income, Before Tax	23	(2)	35	2
Income Tax Effect	—	—	—	—
Other Comprehensive Income, Net of Tax	23	(2)	35	2
Comprehensive Loss	(19,756)	(26,942)	(43,744)	(92,364)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from Operating Activities:
Net Loss	$(43,779)	$(92,366)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	3,801	198
Depreciation and Amortization	7,708	9,403
Gain on Sales of Borrower Loans	(10,658)	(10,660)
Change in Fair Value of Servicing Rights	9,891	8,858
Stock-Based Compensation Expense	6,412	9,652
Restructuring Liability	813	497
Fair Value of Warrants Vested	55,473	43,448
Change in Fair Value of Warrants	(17,885)	29,140
Impairment Losses on Assets Held for Sale	—	6,429
Other, Net	(873)	254
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,867,010)	(2,025,569)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,751,517	2,026,111
Accounts Receivable	(4,788)	(136)
Prepaid and Other Assets	1,689	(2,359)
Accounts Payable and Accrued Liabilities	2,915	(3,324)
Payable to Investors	(8,316)	8,885
Other Liabilities	(3,134)	(1,775)
Net Cash (Used in) Provided by Operating Activities	(116,224)	6,686
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(134,671)	(152,461)
Principal Payments of Borrower Loans Held at Fair Value	133,945	147,051
Purchases of Property and Equipment	(4,239)	(3,489)
Maturities of Short Term Investments	—	1,280
Purchases of Short Term Investments	—	(1,262)
Purchases of Available for Sale Investments, at Fair Value	(14,841)	(20,070)
Proceeds from Sale of Available for Sale Investments	—	16,163
Maturities of Available for Sale Investments	40,000	12,100
Net Cash Provided by Investing Activities	20,194	(688)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	134,490	151,893
Payments of Notes Held at Fair Value	(134,943)	(147,388)
Proceeds from Issuance of Preferred Stock, Net	—	47,855
Proceeds from Revolving Debt Facilities	103,097	—
Payment for Debt Issuance Costs	(1,428)	—
Proceeds from Exercise of Warrants and Stock Options including Early Exercise, and Issuance of Restricted Stock	31	20
Repurchase of Common Stock and Restricted Stock	—	(65)
Net Cash Provided by Financing Activities	101,247	52,315
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	5,217	58,313
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	198,463	186,244
Cash, Cash Equivalents and Restricted Cash at End of the Period	$203,680	$244,557
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$33,895	$33,207
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	$619	$98
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to these accounting policies during the first nine months of 2018 other than the changes noted below.
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
Restricted Cash
Restricted cash consists primarily of cash deposits and short term certificate of deposit accounts held as collateral as required for long term leases, loan funding and servicing activities, and cash that investors or Prosper have on our marketplace that has not yet been invested in Borrower Loans or disbursed to the investor.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows:

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and Cash Equivalents	$58,447	45,795	$73,026	$22,337
Restricted Cash	145,233	152,668	171,531	163,907
Total Cash, Cash Equivalents and Restricted Cash shown in the consolidated statements of cash flows	$203,680	$198,463	$244,557	$186,244
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
As of September 30, 2018 Prosper had no material contract assets, contract liabilities or deferred contract costs. As of September 30, 2018, Prosper had no unsatisfied performance obligations related to transaction fees or other revenues.

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
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18)," which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Prosper adopted the standard effective January 1, 2018. Prosper had $145.2 million and $171.5 million of restricted cash on its condensed consolidated balance sheets as of September 30, 2018 and September 30, 2017, respectively, whose cash flow statement classification changed to align with the new guidance.
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
Accounting Standards Issued, To Be Adopted By The Company In Future Periods
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures.  This guidance will be effective for us in the first quarter of our fiscal year 2019, and early adoption is permitted. Prosper is currently evaluating the impact that this guidance will have on its consolidated financial statements. We do expect that this guidance will have a material impact on Prosper's consolidated financial statements. As of September 30, 2018 Prosper had a total of $25.7 million in non-cancelable operating lease commitments. Prosper expects to record an impairment charge on the right-of-use asset on adoption due to existing sublease agreements that were entered into at a loss. Prosper does not expect the impairment charge to have a material impact as it will be offset by a reduction of the existing restructuring liability for those properties.
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

In June 2018, the FASB issued ASU No. 2018-07, "Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718, Compensation-Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted, but may take place no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. Prosper is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. Prosper is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year and early adoption is permitted. Prosper is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
3. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Property and equipment:
Computer equipment	$14,816	$14,499
Internal-use software and website development costs	21,492	19,910
Office equipment and furniture	3,010	3,010
Leasehold improvements	7,082	7,078
Assets not yet placed in service	2,831	1,216
Property and equipment	49,231	45,713
Less accumulated depreciation and amortization	(33,741)	(27,577)
Total property and equipment, net	$15,490	$18,136
Depreciation and amortization expense for property and equipment for the three months ended September 30, 2018 and September 30, 2017 was $2.3 million and $3.0 million, respectively. Depreciation and amortization expense for property and equipment for the nine months ended September 30, 2018 and September 30, 2017 was $7.4 million and $8.2 million, respectively. These charges are included in general and administrative expenses on the condensed consolidated statements of operations. Prosper capitalized internal-use software and website development costs in the amount of $1.5 million and $0.9 million for the three months ended September 30, 2018 and September 30, 2017, respectively. Prosper capitalized internal-use software and website development costs in the amount of $4.0 million and $3.0 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.
4. Borrower Loans, Loans Held for Sale, and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of September 30, 2018 and December 31, 2017, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Aggregate principal balance outstanding	$274,857	$296,668	$(277,831)	$(300,922)	$115,495	$59
Fair value adjustments	(6,308)	(3,663)	9,243	6,974	(2,300)	(10)
Fair value	$268,549	$293,005	$(268,588)	$(293,948)	$113,195	$49
At September 30, 2018, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through September 2023. At December 31, 2017, outstanding Borrower Loans had original maturities of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 32.32%, and had various maturity dates through December 2022.
Approximately $0.6 million and $1.5 million represents the loss that is attributable to changes in the instrument-specific credit risks related to Borrower Loans that were recorded in the change in fair value during the nine months ending September 30, 2018 and September 30, 2017, respectively.
As of September 30, 2018, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.6 million and a fair value of $1.0 million. As of December 31, 2017, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.5 million and a fair value of $1.3 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of September 30, 2018 and December 31, 2017, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.3 million, respectively.
5. Loan Servicing Assets and Liabilities
Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The servicing assets and liabilities are measured at fair value throughout the servicing period. The total gains and losses recognized on the sale of such Borrower Loans for the three months ended September 30, 2018 was a gain of $3.1 million and a loss of $19.6 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium (as defined in Note 16). The total gains and losses recognized on the sale of such Borrower Loans for the nine months ended September 30, 2018 was a gain of $10.7 million and a loss of $55.5 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium. The total gains recognized on the sale of such Borrower Loans were $4.4 million during the three months ended September 30, 2017, and a loss of $21.8 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium. The total gains recognized on the sale of such Borrower Loans were $7.9 million during the nine months ended September 30, 2017, which included rebates provided to members of the Consortium prior to the closing of the Consortium transaction and a loss of $42.0 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium after the closing of the Consortium transaction.
As of September 30, 2018, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.8 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through September 2023. At December 31, 2017, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through December 2022.
$32.5 million and $28.4 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the nine months ended September 30, 2018 and September 30, 2017, respectively.
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
The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of September 30, 2018 and December 31, 2017, are as follows (in thousands):

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Treasury Bills	21,156	—	(12)	21,144
US Treasury securities	7,240	—	(23)	7,217
Total Available for Sale Investments	$28,396	$—	$(35)	$28,361

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Treasury Bills	$34,014	$—	$(36)	$33,978
US Treasury securities	19,207	—	(38)	19,169
Total Available for Sale Investments	$53,221	$—	$(74)	$53,147
A summary of available for sale investments with unrealized losses as of September 30, 2018, and December 31, 2017, aggregated by category and period of continuous unrealized loss, is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Treasury Bills	$21,144	$(12)	$—	$—	$21,144	$(12)
US Treasury securities	$4,223	$(18)	$2,994	$(5)	$7,217	$(23)
Total Investments with Unrealized Losses	$25,367	$(30)	$2,994	$(5)	$28,361	$(35)

	Less than 12 months		12 months or longer		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Treasury Bills	$33,978	$(36)	$—	$—	$33,978	$(36)
US Treasury securities	$19,169	$(38)	$—	$—	$19,169	$(38)
Total Investments with Unrealized Losses	$53,147	$(74)	$—	$—	$53,147	$(74)

There were no impairment charges recognized during the nine months ended September 30, 2018.
The maturities of available for sale investments at September 30, 2018 and December 31, 2017 are as follows (in thousands):

September 30, 2018	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Treasury Bills	21,144	—	—	—	21,144
US Treasury securities	7,217	—	—	—	7,217
Total Fair Value	$28,361	$—	$—	$—	$28,361
Total Amortized Cost	$28,396	$—	$—	$—	$28,396

December 31, 2017	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Treasury Bills	33,978	—	—	—	33,978
US Treasury securities	14,947	4,222	—	—	19,169
Total Fair Value	$48,925	$4,222	$—	$—	$53,147
Total Amortized Cost	$48,992	$4,229	$—	$—	$53,221
During the nine months ended September 30, 2018, Prosper sold $0 of investments.

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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 12 for further details.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$268,549	$268,549
Loans Held for Sale	—	—	113,195	113,195
Available for Sale Investments, at Fair Value	—	28,361		28,361
Servicing Assets	—	—	15,438	15,438
Total Assets	—	$28,361	$397,182	$425,543
Liabilities:
Notes	$—	$—	$268,588	$268,588
Servicing Liabilities	—	—	19	19
Convertible Preferred Stock Warrant Liability	—	—	153,954	153,954
Loan Trailing Fee Liability	—	—	3,162	3,162
Total Liabilities	$—	$—	$425,723	$425,723

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$293,005	$293,005
Loans Held for Sale	—	—	49	49
Available for Sale Investments, at Fair Value	—	53,147	—	53,147
Servicing Assets	—	—	14,711	14,711
Total Assets	$—	$53,147	$307,765	$360,912
Liabilities:
Notes	$—	$—	$293,948	$293,948
Servicing Liabilities	—	—	59	59
Convertible Preferred Stock Warrant Liability	—	—	116,366	116,366
Loan Trailing Fee Liability	—	—	2,595	2,595
Total Liabilities	$—	$—	$412,968	$412,968

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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at September 30, 2018 and December 31, 2017:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	September 30, 2018	December 31, 2017
Discount rate	4.7% - 14.3%	4.0% - 14.4%
Default rate	2.0% - 15.6%	2.0% - 15.4%
Servicing Rights:

Range
Unobservable Input	September 30, 2018	December 31, 2017
Discount rate	15% - 25%	15% - 25%
Default rate	1.6% - 16.6%	1.5% - 16.1%
Prepayment rate	15.1% - 33.9%	13.5% - 30.2%
Market servicing rate	0.625%	0.625%
Loan Trailing Fee Liability:

Range
Unobservable Input	September 30, 2018	December 31, 2017
Discount rate	15% - 25%	15% - 25%
Default rate	1.6% - 16.6%	1.5% - 16.1%
Prepayment rate	15.1% - 33.9%	13.5% - 30.2%
At September 30, 2018, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2018	$293,005	$(293,948)	$49	$(894)
Purchase of Borrower Loans/Issuance of Notes	134,671	(134,490)	1,867,010	1,867,191
Principal repayments	(131,086)	134,943	(27,370)	(23,513)
Borrower Loans sold to third parties	(2,859)	—	(1,724,147)	(1,727,006)
Other changes	(314)	624	869	1,179
Change in fair value	(24,868)	24,283	(3,216)	(3,801)
Balance at September 30, 2018	$268,549	$(268,588)	$113,195	$113,156

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2017	$315,627	$(316,236)	$624	$15
Purchase of Borrower Loans/Issuance of Notes	152,461	(151,894)	2,025,569	2,026,136
Principal repayments	(144,325)	147,388	(52)	3,011
Borrower Loans sold to third parties	(2,726)	—	(2,026,059)	(2,028,785)
Other changes	57	106	(4)	159
Change in fair value	(18,041)	17,837	6	(198)
Balance at September 30, 2017	$303,053	$(302,799)	$84	$338

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2018	$277,361	$(277,425)	$116,817	$116,753
Purchase of Borrower Loans/Issuance of Notes	43,596	(43,797)	542,910	542,709
Principal repayments	(42,139)	43,418	(13,105)	(11,826)
Borrower Loans sold to third parties	(843)	—	(530,496)	(531,339)
Other changes	24	(9)	73	88
Change in fair value	(9,450)	9,225	(3,004)	(3,229)
Balance at September 30, 2018	$268,549	$(268,588)	$113,195	$113,156

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2017	$312,272	$(311,410)	$95	$957
Purchase of Borrower Loans/Issuance of Notes	45,521	(45,388)	779,743	779,876
Principal repayments	(46,833)	47,114	(10)	271
Borrower Loans sold to third parties	(736)	—	(779,743)	(780,479)
Other changes	48	(160)	(1)	(113)
Change in fair value	(7,219)	7,045	—	(174)
Balance at September 30, 2017	$303,053	$(302,799)	$84	$338

The following tables present additional information about level 3 servicing assets and liabilities measured at fair value on a recurring basis (in thousands):

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2018	14,711	59
Additions	10,658	—
Less: Changes in fair value	(9,931)	(40)
Fair Value at September 30, 2018	15,438	19

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2017	12,786	198
Additions	10,660	—
Less: Changes in fair value	(8,975)	(117)
Fair Value at September 30, 2017	14,471	81

	Servicing Assets	Servicing Liabilities
Fair Value at July 1, 2018	15,644	28
Additions	3,156	—
Less: Changes in fair value	(3,362)	(9)
Fair Value at September 30, 2018	15,438	19

	Servicing Assets	Servicing Liabilities
Fair Value at July 1, 2017	13,489	111
Additions	4,128	—
Less: Changes in fair value	(3,146)	(30)
Fair Value at September 30, 2017	14,471	81

The following table presents additional information about level 3 Preferred Stock Warrant Liability measured at fair value on a recurring basis (in thousands):

Balance as of January 1, 2018	$116,366
Add Issuances of Preferred Stock Warrant	55,473
Change in fair value of the preferred stock warrant liability	(17,885)
Balance as of September 30, 2018	$153,954

Balance as of January 1, 2017	$—
Add Issuances of Preferred Stock Warrant	69,068
Change in fair value of the preferred stock warrant liability	29,140
Balance as of September 30, 2017	$98,208

Balance as of July 1, 2018	$143,676
Add Issuances of Preferred Stock Warrant	19,561
Change in fair value of the preferred stock warrant liability	(9,283)
Balance as of September 30, 2018	$153,954

Balance as of July 1, 2017	$70,114
Add Issuances of Preferred Stock Warrant	21,771
Change in fair value of the preferred stock warrant liability	6,323
Balance as of September 30, 2017	$98,208

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
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Balance at January 1, 2018	2,595
Issuances	2,007
Cash payment of Loan Trailing Fee	(1,843)
Change in fair value	403
Balance at September 30, 2018	3,162
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at September 30, 2018 for Borrower Loans, Loans Held for Sale and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Fair Value as of September 30, 2018	$381,744		$268,588
Discount rate assumption:	8.42%	*	8.42%	*
Resulting fair value from:
100 basis point increase	$378,060		$265,991
200 basis point increase	374,465		263,458
Resulting fair value from:
100 basis point decrease	$385,522		$271,250
200 basis point decrease	389,396		273,980
Default rate assumption:	12.97%	*	12.97%	*
Resulting fair value from:
100 basis point increase	$377,076		$265,287
200 basis point increase	372,536		262,078
Resulting fair value from:
100 basis point decrease	$386,447		$271,913
200 basis point decrease	391,190		275,268
* Represents weighted average assumptions considering all credit grades.
The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of September 30, 2018 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Fair Value as of September 30, 2018	$15,438	$19
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$14,518	$21
Market servicing rate decrease to 0.60%	$16,425	$17
Weighted average prepayment assumptions	20.10%	20.10%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	$15,283	$19
Applying a 0.9 multiplier to prepayment rate	$15,663	$19
Weighted average default assumptions	12.53%	12.53%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$15,289	$19
Applying a 0.9 multiplier to default rate	$15,658	$19
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
Financial Instruments, Assets and Liabilities not Recorded at Fair Value
The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value (in thousands):

September 30, 2018	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$58,447	$58,447	$—	$—	$58,447
Restricted Cash	145,233	—	145,233	—	145,233
Accounts Receivable	5,471	—	5,471	—	5,471
Total Assets	209,151	58,447	150,704	—	209,151
Liabilities:
Accounts Payable and Accrued Liabilities	$15,305	$—	$15,305	$—	$15,305
Payable to Investors	124,116	—	124,116	—	124,116
Warehouse Line	103,576	—	103,576	—	103,576
Total Liabilities	$242,997	$—	$242,997	$—	$242,997

8. Goodwill and Other Intangible Assets
Goodwill
Prosper’s goodwill balance of $36.4 million at September 30, 2018 did not change during the nine months ended September 30, 2018. We did not record any goodwill impairment expense for the nine months ended September 30, 2018.
Other Intangible Assets
The following table presents the detail of other intangible assets for the period presented (dollars in thousands):

	September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(3,962)	$1,088	6.6
Brand name	60	(60)	—	—
Total intangible assets subject to amortization	$8,170	$(7,082)	$1,088
Prosper’s intangible asset balance was $1.1 million and $1.4 million at September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2017, certain intangible assets were made available for sale and as a result they were written down to fair value. This resulted in an impairment loss of $6.4 million, which is recorded in Other Expenses on the condensed consolidated statement of operations.
The user base and customer relationship intangible assets are being amortized on an accelerated basis over a three to ten years period. The technology and brand name intangible assets are being amortized on a straight line basis over three to five years and one year, respectively.
Amortization expense for the three months ended September 30, 2018 and September 30, 2017 was $0.1 million and $0.2 million, respectively. Amortization expense for the nine months ended September 30, 2018 and September 30, 2017 was $0.3 million and $1.2 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
Remainder of 2018	$89
2019	279
2020	220
2021	172
2022	136
Thereafter	$192
Total	$1,088

9. Other Liabilities
Other Liabilities includes the following:

	September 30, 2018	December 31, 2017
Loan trailing fee	3,162	2,595
Deferred revenue	461	452
Servicing liabilities	19	59
Deferred income tax liability	253	225
Deferred rent	3,529	3,904
Restructuring liability	1,218	3,355
Other	1,614	2,079
Total Other Liabilities	$10,256	$12,669

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
The Warehouse Agreement contains certain covenants applicable to PWIT, including restrictions on PWIT’s ability to incur indebtedness, pledge assets, merge or consolidate, and enter into certain affiliate transactions. The Warehouse Line also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) convertible preferred stock, (B) total stockholders’ deficit and (C) convertible preferred stock warrant liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and available for sale investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness, and borrower dependent notes, to tangible net worth. As of September 30, 2018, Prosper was in compliance with the covenants under the Warehouse Agreement.
As of September 30, 2018, Prosper had $103.6 million in debt outstanding and accrued interest under the Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $114.6 million included in "Loans Held for Sale, at Fair Value" on the condensed consolidated balance sheet. At September 30, 2018 the undrawn portion available under the Warehouse Line was $96.9 million. Prosper incurred $1.6 million of capitalized debt issuance costs, which will be recognized as interest expense through June 12, 2022.
Prosper has also purchased swaptions to limit our exposure to increases in LIBOR. The swaptions are recorded on the condensed consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Loans, Loans Held for Sale and Notes, Net on the condensed consolidated statement of operations. The fair value of the swaptions was not material at September 30, 2018.
11. Net Loss Per Share
The weighted average shares used in calculating basic and diluted net loss per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss available to common stockholders for basic and diluted EPS	$(19,779)	$(26,940)	$(43,779)	$(92,366)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	70,394,269	69,811,534	70,353,819	69,562,795
Basic and diluted net loss per share	$(0.28)	$(0.39)	$(0.62)	$(1.33)
The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	214,637,925	214,637,922	214,637,925	214,637,922
Stock options issued and outstanding	67,566,031	58,019,460	69,486,992	52,244,306
Unvested stock options exercised	—	16,250	—	16,250
Warrants issued and outstanding	1,080,349	1,191,430	1,082,055	1,196,716
Series E-1 convertible preferred stock warrants	35,544,141	35,544,141	35,544,141	35,544,141
Series F convertible preferred stock warrants	177,720,704	177,720,704	177,720,704	177,720,704
Total common stock equivalents excluded from diluted net loss per common share computation	496,549,150	487,129,907	498,471,817	481,360,039

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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of September 30, 2018 are disclosed in the table below (amounts in thousands except share and per share amounts):

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
Liquidation Rights
PMI’s convertible preferred stock has been classified as temporary equity on the condensed consolidated balance sheets. The preferred stock is not redeemable; however, in the event of a voluntary or involuntary liquidation, dissolution, change in control or winding up of PMI, holders of the convertible preferred stock may have the right to receive its liquidation preference under the terms of PMI’s certificate of incorporation.
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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as defined in Note 16) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended September 30, 2018, Prosper recognized $2.1 million of income from the re-measurement of the fair value of the warrants. For the nine months ended September 30, 2018, Prosper recognized $4.6 million of income from the re-measurement of the fair value of the warrants. The income is recorded through change in fair value of convertible preferred stock warrants in the condensed consolidated statement of operations.
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
The Company determined the fair value of the outstanding convertible Series E-1 preferred stock warrants utilizing the following assumptions as of the following dates:

	September 30, 2018	December 31, 2017
Volatility	40%	40%
Risk-free interest rate	3.03%	2.38%
Remaining contractual term (in years)	8.29 years	9.04 years
Dividend yield	—%	—%
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
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 16), PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. For the three months ended September 30, 2018, Prosper recognized $7.2 million of income from the re-measurement of the fair value of the warrants. For the nine months ended September 30, 2018, Prosper recognized $13.3 million of income from the re-measurement of the fair value of the warrants. The income is recorded through change in fair value of convertible preferred stock warrants in the condensed consolidated statement of operations.
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
The Company determined the fair value of the outstanding convertible Series F preferred stock warrants utilizing the following assumptions as of the following dates:

	September 30, 2018	December 31, 2017
Volatility	40%	40%
Risk-free interest rate	3.03%	2.38%
Remaining contractual term (in years)	8.41 years	9.16 years
Dividend yield	—%	—%
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
Remaining Contractual Term. The remaining contractual term represents the time from the date of the valuation to the expiration of the warrant.
Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
The combined activity of the Convertible Preferred Stock Warrant Liability for the nine months ended September 30, 2018 is as follows (in thousands):

Balance at January 1, 2018	$116,366
Warrants Vested	55,473
Change in Fair Value	(17,885)
Balance at September 30, 2018	$153,954
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of September 30, 2018, 71,411,145 shares of common stock were issued and 70,475,210 shares of common stock were outstanding. As of December 31, 2017, 71,226,934 shares of common stock were issued and 70,290,999 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the nine months ended September 30, 2018, PMI issued 176,011 shares of common stock upon the exercise of vested options for cash proceeds of $30 thousand. Certain options are eligible for exercise prior to vesting. These unvested options may be exercised for restricted shares of common stock that have the same vesting schedule as the options. Prosper records a liability for the exercise price paid upon the exercise of unvested options, which is reclassified to common stock and additional paid-in capital as the shares vest. Should the optionholder’s employment be terminated, the unvested restricted shares are subject to repurchase by PMI at an amount equal to the exercise price paid for such shares. At September 30, 2018 and December 31, 2017, there were 0 and 11,565 shares, respectively, of restricted stock outstanding that remain unvested and subject to PMI’s right of repurchase.
For the nine months ended September 30, 2018, PMI repurchased no shares of restricted stock upon termination of employment of employees.
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
As of September 30, 2018, up to 95,037,501 shares of common stock are reserved for issuance under the 2015 Plan, and may be granted to employees, directors, and consultants by PMI’s board of directors and stockholders to promote the success of Prosper’s business. Options generally vest (i) 25% one year from the vesting commencement date and 1/48th per month thereafter, (ii) 50% one year from the vesting date and 1/48th per month thereafter, (iii) 50% two years from the vesting commencement date and 1/48th per month thereafter, or (iv) 1/36th per month from the vesting commencement date. In no event are options exercisable more than 10 years after the date of grant.

At September 30, 2018, there were 25,644,656 shares available for grant under the 2015 Plan and zero shares available for grant under the 2005 Plan.
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
The financial statement impact of the above Repricings is $0.2 million in the three months ended September 30, 2018 and $0.5 million (net of forfeitures) that will be recognized over the remaining weighted average vesting period of 0.9 years.
Early Exercised Stock Options
The balance of stock options that were early exercised under the 2005 Plan as of September 30, 2018 is not material.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the nine months ended September 30, 2018 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2018	58,628,039	$0.25
Options issued	22,493,808	0.53
Options exercised – vested	(176,011)	0.17
Options forfeited	(10,478,766)	0.32
Balance as of September 30, 2018	70,467,070	$0.33
Options vested and expected to vest as of September 30, 2018	57,712,076	0.33
Options vested and exercisable at September 30, 2018	33,346,918	0.23
Other Information Regarding Stock Options
Additional information regarding common stock options outstanding as of September 30, 2018 is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted – Avg. Remaining Life (In years)	Weighted –Avg. Exercise Price	Number Vested	Weighted – Avg. Exercise Price
$0.02 - 0.20	4,206,140	5.29	$0.11	4,206,140	$0.11
0.21 - 0.50	44,680,761	8.26	0.25	26,962,872	0.22
0.51 - 1.13	21,580,169	9.35	0.54	2,177,906	0.54
$0.02 - 1.13	70,467,070	8.42	$0.33	33,346,918	$0.23
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
The fair value of PMI’s stock option awards granted during the three and nine months ended September 30, 2018 and September 30, 2017 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Volatility of common stock	43.76%	N/A	44.06%	50.28%
Risk-free interest rate	2.85%	N/A	2.76%	2.12%
Expected life (in years)	6.0 years	N/A	6.0 years	5.7 years
Dividend yield	—%	N/A	—%	—%
Restricted Stock Unit Activity
During the nine months ended September 30, 2018, PMI granted restricted stock units (“RSUs”) to certain employees that are subject to three-year vesting terms or four-year vesting terms and the occurrence of a liquidity event.
The aggregate fair value of the RSUs granted was $1.9 million. The following table summarizes the activities for PMI’s RSUs during the nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2018	1,399,180	$2.16
Granted	3,569,586	0.54
Vested	—	—
Forfeited	(111,125)	2.17
Unvested - September 30, 2018	4,857,641	$0.96
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations during the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Origination and servicing	$213	$225	$670	$770
Sales and marketing	108	135	324	446
General and administrative	1,507	2,479	5,418	8,435
Total stock based compensation	$1,828	$2,839	$6,412	$9,651
During the three months ended September 30, 2018 and September 30, 2017, Prosper capitalized $0.1 million and $49 thousand, respectively, of stock-based compensation as internal use software and website development costs. As of September 30, 2018, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper’s employees’ unvested stock-based awards was approximately $9.0 million, which will be recognized over the remaining weighted-average vesting period of approximately 2 years.

14. Restructuring
Summary of Restructuring Plan
During 2016, Prosper adopted a strategic restructuring of its business. This restructuring was intended to streamline our operations and support future growth efforts. Under this restructuring, Prosper closed its Salt Lake City, Utah location and its Tel Aviv, Israel location.
In the nine months ended September 30, 2018, Prosper's only restructuring activities related to office space that is no longer needed. Other than accretion and changes in sublease loss estimates, Prosper does not expect any additional restructuring charges related to this restructuring.
The following table summarizes the activities related to Prosper's restructuring plan (in thousands):

	Facilities Related	Total
Balance January 1, 2018	$3,244	$3,244
Adjustments to expense	620	620
Sublease cash receipts	343	343
Less: Cash paid	(3,051)	(3,051)
Balance September 30, 2018	$1,156	$1,156

15. Income Taxes
For the three months ended September 30, 2018 and September 30, 2017, Prosper recognized $8 thousand and $85 thousand of income tax expense, respectively. For the nine months ended September 30, 2018 and September 30, 2017, Prosper recognized $27 thousand and $346 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability.  No other income tax expense or benefit was recorded for the three or nine month periods ended September 30, 2018 and September 30, 2017 due to a full valuation allowance recorded against our deferred tax assets.
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
On vesting of the Series F warrants, Prosper records a liability as "Convertible Preferred Stock Warrant Liability" on the condensed consolidated balance sheets at fair value and a corresponding amount as "Fair Value of Warrants Vested on Sale of Borrower Loans" on the condensed consolidated statement of operations. Subsequent changes in the fair value of the vested warrants are recorded in "Change in Fair Value of Convertible Preferred Stock Warrants" on the condensed consolidated statement of operations. Additionally, in connection with the execution of the Consortium Purchase Agreement, certain previously issued rebates were settled by an issuance of vested Series F Convertible Preferred Stock Warrants. The difference in fair value of these warrants over the cash settlement price is recorded in "Change in Fair Value of Convertible Preferred Stock Warrants" on the condensed consolidated Statement of Operations.
The following represents the loans purchased and warrants vested under the Consortium Purchase Agreement:

	Loans Acquired (in thousands)	Warrants Vested
Balance as of December 31, 2017	$1,826,527	75,186,002
Nine Months Ended September 30, 2018	1,179,936	58,278,629
Balance as of September 30, 2018	$3,006,463	133,464,631
In addition to the $3.0 billion above, warrants vested on signing of the Consortium Purchase Agreement were issued to settle certain rebates on $0.3 billion of whole loan purchases by members of the Consortium prior to the signing of the Consortium Purchase Agreement. This $0.3 billion also reduces the up to $5.0 billion aggregate amount under the Consortium Purchase Agreement.
17. Commitments and Contingencies
Future Minimum Lease Payments
Prosper has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2022 and 2027.
The table below presents future minimum rental payments, net of minimum sublease rentals of $6.2 million, for the remaining terms of the operating leases (in thousands):

Remainder of 2018	1,233
2019	5,034
2020	5,180
2021	5,134
2022	5,018
Thereafter	4,113
Total	$25,712
The payments in the above table include amounts that have been accrued for as part of the restructuring liability in Note 14 – Restructuring. Accrual balances related to operating facility leases were $1.2 million at September 30, 2018.
Rental expense under operating lease arrangements was $1.0 million and $1.1 million for the three months ended September 30, 2018 and September 30, 2017, respectively. Rental expense under operating lease arrangements was $3.2 million and $3.6 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining three months of September 30, 2018 is $0.4 million. The minimum fee is $0.9 million for the year 2019.
Additionally, under the agreement with WebBank, Prosper is required to maintain a minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of September 30, 2018, Prosper was in compliance with the covenant.

Loan Purchase Commitments
Prosper has entered into an agreement with WebBank to purchase $25.5 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2018 and the first business day of the quarter ending December 31, 2018. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending December 31, 2018.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at September 30, 2018 is $3.7 billion. Prosper has accrued $1.0 million and $0.8 million as of September 30, 2018 and December 31, 2017, respectively, in regard to this obligation.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and nine months ended September 30, 2018 and September 30, 2017, as well as the Notes and Borrower Loans outstanding as of September 30, 2018 and December 31, 2017 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased Nine Months Ended September 30,		Interest Earned on Notes and Borrower Loans Nine Months Ended September 30,
Related Party	2018	2017	2018	2017
Executive officers and management	$12	$15	$1	$90
Directors (excluding executive officers and management)	315	270	33	30
Total	$327	$285	$34	$120

	Aggregate Amount of Notes and Borrower Loans Purchased Three Months Ended September 30,		Interest Earned on Notes and Borrower Loans Three Months Ended September 30,
Related Party	2018	2017	2018	2017
Executive officers and management	$3	$5	$—	$10
Directors (excluding executive officers and management)	107	97	11	10
Total	$110	$102	$11	$20

	Notes balance as of
Related Party	September 30, 2018	December 31, 2017
Executive officers and management	$17	$38
Directors (excluding executive officers and management)	564	553
	$581	$591

19. Significant Concentrations
Prosper is dependent on third party funding sources such as banks, asset managers, and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the nine months ended September 30, 2018, the largest party purchased a total of 52% of those loans. This compares to 61%, 9% and 6% for the three largest parties for the nine months ended September 30, 2017. The party purchasing 9% for the nine months ended September 30, 2017 is a member of the Consortium and purchased these loans prior to the closing of the Consortium Purchase Agreement on February 27, 2017. Further, a significant portion of our business is dependent on funding through the Whole Loan Channel, for which 93% and 93% of Borrower Loans were originated through the Whole Loan Channel in the nine months ended September 30, 2018 and September 30, 2017, respectively.
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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	September 30, 2018	December 31, 2017
Assets
Cash and Cash Equivalents	$9,643	$8,223
Restricted Cash	132,573	140,092
Loans Held for Sale at Fair Value	11	49
Borrower Loans Receivable at Fair Value	268,549	293,005
Property and Equipment, Net	6,224	7,953
Servicing Assets	15,930	14,598
Other Assets	259	125
Total Assets	$433,189	$464,045
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$1,587	$745
Payable to Related Party	3,591	2,889
Payable to Investors	123,871	132,112
Notes at Fair Value	268,588	293,948
Other Liabilities	4,670	3,985
Total Liabilities	402,307	433,679
Member's Equity
Member's Equity	24,904	24,904
Retained Earnings	5,978	5,462
Total Member's Equity	$30,882	$30,366
Total Liabilities and Member's Equity	$433,189	$464,045
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$27,135	$32,198	$81,754	$74,661
Servicing Fees, Net	7,098	6,626	21,119	19,027
Gain (Loss) on Sale of Borrower Loans	(16,379)	(17,399)	(44,133)	(34,108)
Other Revenue	70	45	206	109
Total Operating Revenues	17,924	21,470	58,946	59,689
Interest Income on Borrower Loans	10,939	12,066	32,797	35,572
Interest Expense on Notes	(10,209)	(11,247)	(30,597)	(33,102)
Net Interest Income	730	819	2,200	2,470
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(250)	(173)	(614)	(198)
Total Net Revenue	18,404	22,116	60,532	61,961
Expenses
Administration Fee - Related Party	16,864	19,078	55,036	53,359
Servicing	1,036	1,553	4,512	4,808
General and Administrative	97	186	464	503
Total Expenses	17,997	20,817	60,012	58,670
Total Net Income (Loss)	$407	$1,299	$520	$3,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net Income (Loss)	$520	$3,291
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	614	198
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(310)	(159)
Gain on Sale of Borrower Loans	(11,345)	(10,661)
Change in Fair Value of Servicing Rights	9,973	8,681
Depreciation and Amortization	4,282	4,312
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,867,010)	(2,025,569)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,867,019	2,026,111
Other Assets	(138)	(63)
Accounts Payable and Accrued Liabilities	842	(1,632)
Payable to Investors	(8,241)	9,547
Net Related Party Receivable/Payable	696	2,154
Other Liabilities	725	1,898
Net Cash (Used in) Provided by Operating Activities	(2,373)	18,108
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(134,671)	(152,461)
Principal Payment of Borrower Loans Held at Fair Value	133,945	147,051
Maturities of Short Term Investments	—	1,280
Purchases of Short Term Investments	—	—
Purchases of Property and Equipment	(2,547)	(3,554)
Net Cash Used in Investing Activities	(3,273)	(7,684)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	134,490	151,894
Payments of Notes Held at Fair Value	(134,943)	(147,388)
Net Cash (Used in) Provided by Financing Activities	(453)	4,506
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(6,099)	14,930
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	148,315	154,912
Cash, Cash Equivalents and Restricted Cash at End of the Period	$142,216	$169,842
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$31,222	$33,207
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$(6)	1,135
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
Prosper Funding did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the nine months ended September 30, 2018 and September 30, 2017.
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
2. Significant Accounting Policies
Prosper Funding's significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to these accounting policies during the first nine months of 2018.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown in the consolidated statements of cash flows:

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and Cash Equivalents	$9,643	8,223	$11,716	$6,929
Restricted Cash	132,573	140,092	158,126	147,983
Total Cash, Cash Equivalents and Restricted Cash show in the consolidated statements of cash flows	$142,216	$148,315	$169,842	$154,912
Borrower Loans, Loans Held for Sale and Notes
Through the Note Channel, Prosper Funding purchases Borrower Loans from WebBank, then issues Notes and holds the Borrower Loans until maturity. The obligation to repay a series of Notes funded through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans and Notes funded through the Note Channel are carried on Prosper Funding’s condensed consolidated balance sheets as assets and liabilities, respectively. We choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows both the Borrower Loans and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made. Prosper Funding estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies that take into account expected prepayments, losses, recoveries and default rates. The Borrower Loans are not derecognized when a corresponding Note is issued as Prosper Funding maintains the ability to sell the Borrower Loans without the approval of the holders of the corresponding Notes.
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
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (ASU2016-18)," which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Prosper Funding adopted standard effective January 1, 2018. Prosper Funding has $132.6 million and $158.1 million of restricted cash on its condensed consolidated balance sheets as of September 30, 2018 and 2017, respectively, whose cash flow statement classification changed to align with the new guidance.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Prosper Funding adopted the standard effective January 1, 2018. The adoption of this standard did not have a material impact on Prosper Funding’s consolidated financial statements.
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Property and equipment:
Internal-use software and web site development costs	$21,492	$19,911
Less accumulated depreciation and amortization	(15,268)	(11,958)
Total property and equipment, net	$6,224	$7,953
Depreciation expense for the three months ended September 30, 2018 and September 30, 2017 was $1.3 million and $1.7 million, respectively. Depreciation expense for the nine months ended September 30, 2018 and September 30, 2017 was $4.3 million and $4.3 million, respectively.
4. Borrower Loans, Loans Held For Sale, and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of September 30, 2018 and December 31, 2017, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Aggregate principal balance outstanding	$274,857	$296,668	$(277,831)	$(300,922)	$30	$59
Fair value adjustments	(6,308)	(3,663)	9,243	6,974	(19)	(10)
Fair value	$268,549	$293,005	$(268,588)	$(293,948)	$11	$49

At September 30, 2018, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92% and had various maturity dates through September 2023. At December 31, 2017, outstanding Borrower Loans had original maturities of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 32.32%, and had various maturity dates through December 2022.
Approximately $0.6 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that was recorded in the change in fair value during the nine months ended September 30, 2018.
As of September 30, 2018, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.6 million and a fair value of $1.0 million. As of December 31, 2017, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.5 million and a fair value of $1.3 million. Prosper Funding places loans on non-accrual status when they are over 120 days past due. As of September 30, 2018 and December 31, 2017, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.3 million, respectively.
5. Loan Servicing Assets and Liabilities
Prosper Funding accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total losses recognized on the sale of such Borrower Loans were a loss of $16.4 million and $17.4 million for the three months ended September 30, 2018 and September 30, 2017, respectively. The total gains and losses recognized on the sale of such Borrower Loans were a loss of $44.1 million and $34.1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.
As of September 30, 2018, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.8 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through September 2023. At December 31, 2017, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through December 2022.
$11.3 million and $10.1 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the three months ended September 30, 2018 and September 30, 2017, respectively. $33.1 million and $27.9 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the nine months ended September 30, 2018 and September 30, 2017, respectively.

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
Market Servicing Rate. Prosper Funding estimates adequate market servicing rates that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. This rate is stated as a fixed percentage of outstanding principal balance on a per annum basis. Prosper Funding estimated these market servicing rates based on observable market rates for other loan types in the industry and bids from subservicing providers, adjusted for the unique loan attributes that are present in the specific loans that Prosper Funding sells and services and information from a backup service provider.3
Discount Rate. The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. We used a range of discount rates for the servicing assets and liabilities based on comparable observed valuations of similar assets and publicly available disclosures related to servicing valuations, with comparability adjustments made to account for differences with Prosper Funding’s servicing assets.
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
6. Income Taxes
Prosper Funding incurred no income tax provision for the nine months ended September 30, 2018 and September 30, 2017. Prosper Funding is a US disregarded entity and its income and loss is included in the return of its parent, PMI. Since PMI is in a loss position, is not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$268,549	$268,549
Servicing Assets	—	—	15,930	15,930
Loans Held for Sale	—	—	11	11
Total Assets	—	—	284,490	284,490
Liabilities:
Notes	$—	$—	$268,588	$268,588
Servicing Liabilities	—	—	19	19
Loan Trailing Fee Liability	—	—	3,162	3,162
Total Liabilities	$—	$—	$271,769	$271,769

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$293,005	$293,005
Servicing Assets	—	—	14,598	14,598
Loans Held for Sale	—	—	49	49
Total Assets	—	—	307,652	307,652
Liabilities:
Notes	$—	$—	$293,948	$293,948
Servicing Liabilities	—	—	59	59
Loan Trailing Fee Liability	—	—	2,595	2,595
Total Liabilities	$—	$—	$296,602	$296,602
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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s level 3 fair value measurements at September 30, 2018 and December 31, 2017:

Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	September 30, 2018	December 31, 2017
Discount rate	4.7% - 14.3%	4.0% - 14.4%
Default rate	2.0% - 15.6%	2.0% - 15.4%
Servicing Assets and Liabilities:

Range
Unobservable Input	September 30, 2018	December 31, 2017
Discount rate	15% - 25%	15% - 25%
Default rate	1.6% - 16.6%	1.5% - 16.1%
Prepayment rate	15.1% - 33.9%	13.5% - 30.2%
Market servicing rate	0.625%	0.625%
Loan Trailing Fee Liability:

Range
Unobservable Input	September 30, 2018	December 31, 2017
Discount rate	15% - 25%	15% - 25%
Default rate	1.6% - 16.6%	1.5% - 16.1%
Prepayment rate	15.1% - 33.9%	13.5% - 30.2%
The changes in the Borrower Loans, Loans Held for Sale and Notes, which are level 3 assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2018	$293,005	$(293,948)	$49	$(894)
Originations	134,671	(134,490)	1,867,010	1,867,191
Principal repayments	(131,086)	134,943	(20)	3,837
Borrower Loans sold to third parties	(2,859)	—	(1,866,999)	(1,869,858)
Other changes	(314)	624	—	310
Change in fair value	(24,868)	24,283	(29)	(614)
Balance at September 30, 2018	$268,549	$(268,588)	$11	$(28)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2017	$315,627	$(316,236)	$624	$15
Originations	152,461	(151,894)	2,025,569	2,026,136
Principal repayments	(144,325)	147,388	(52)	3,011
Borrower Loans sold to third parties	(2,726)	—	(2,026,059)	(2,028,785)
Other changes	57	106	(4)	159
Change in fair value	(18,041)	17,837	6	(198)
Balance at September 30, 2017	$303,053	$(302,799)	$84	$338

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2018	$277,361	$(277,425)	$31	$(33)
Originations	43,596	(43,797)	542,910	542,709
Principal repayments	(42,139)	43,418	(6)	1,273
Borrower Loans sold to third parties	(843)	—	(542,899)	(543,742)
Other changes	24	(9)	—	15
Change in fair value	(9,450)	9,225	(25)	(250)
Balance at September 30, 2018	$268,549	$(268,588)	$11	$(28)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2017	$312,272	$(311,410)	$95	$957
Originations	45,521	(45,388)	779,743	779,876
Principal repayments	(46,833)	47,114	(10)	271
Borrower Loans sold to third parties	(736)	—	(779,743)	(780,479)
Other changes	48	(160)	(1)	(113)
Change in fair value	(7,219)	7,045	—	(174)
Balance at September 30, 2017	$303,053	$(302,799)	$84	$338

The following table presents additional information about level 3 servicing assets and liabilities recorded at fair value (in thousands):

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2018	14,598	59
Additions	11,345	—
Less: Changes in fair value	(10,013)	(40)
Fair Value at September 30, 2018	15,930	19

	Servicing Assets	Servicing Liabilities
Fair Value at January 1, 2017	12,461	198
Additions	10,660	—
Less: Changes in fair value	(8,797)	(117)
Fair Value at September 30, 2017	14,324	81

	Servicing Assets	Servicing Liabilities
Fair Value at July 1, 2018	16,162	28
Additions	3,198	—
Less: Changes in fair value	(3,430)	(9)
Fair Value at September 30, 2018	15,930	19

	Servicing Assets	Servicing Liabilities
Fair Value at July 1, 2017	13,297	111
Additions	4,128	—
Less: Changes in fair value	(3,101)	(30)
Fair Value at September 30, 2017	14,324	81

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
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Fair Value at January 1, 2018	2,595
Issuances	2,007
Cash payment of Loan Trailing Fee	(1,843)
Change in fair value	403
Fair Value at September 30, 2018	3,162
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at September 30, 2018 for Borrower Loans, Loans Held for Sale and Notes funded are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Fair Value at September 30, 2018	$268,560		$268,588
Discount rate assumption:	8.42%	*	8.42%	*
Resulting fair value from:
100 basis point increase	$265,979		$265,991
200 basis point increase	263,449		263,458
Resulting fair value from:
100 basis point decrease	$271,228		$271,250
200 basis point decrease	273,954		273,980
Default rate assumption:	12.97%	*	12.97%	*
Resulting fair value from:
100 basis point increase	$265,287		$265,287
200 basis point increase	262,093		262,078
Resulting fair value from:
100 basis point decrease	$271,879		$271,913
200 basis point decrease	275,216		275,268
 * Represents weighted average assumptions considering all credit grades.

Servicing Asset and Liability Fair Value Input Sensitivity:
The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of September 30, 2018 (in thousands, except percentages).

	Servicing Assets	Servicing Liabilities
Fair Value at September 30, 2018	$15,930	$19
Market servicing rate assumptions	0.625%	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	14,954	21
Market servicing rate decrease to 0.60%	16,918	17
Weighted average prepayment assumptions	20.10%	20.10%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	15,742	19
Applying a 0.9 multiplier to prepayment rate	16,133	19
Weighted average default assumptions	12.53%	12.53%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	15,748	19
Applying a 0.9 multiplier to default rate	16,129	19
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
8. Commitments and Contingencies
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency.  Accordingly, the minimum fee for the remaining nine months of September 30, 2018 is $0.4 million. The minimum fee is $0.9 million for the year 2019.
Loan Purchase Commitments
Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $25.5 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2018 and first business day of the quarter ending December 31, 2018. Prosper Funding will purchase these Borrower Loans within the first three business days of the quarter ending December 31, 2018.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper Funding and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at

September 30, 2018 is $3.8 billion. Prosper Funding had accrued $1.0 million and $0.8 million as of September 30, 2018 and December 31, 2017, respectively, in regard to this obligation.
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
Prosper Funding’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be related parties of Prosper Funding as of September 30, 2018 and December 31, 2017 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Nine Months Ended September 30,		Nine Months Ended September 30,
Related Party	2018	2017	2018	2017
Executive officers and management	$12	$15	$1	$90
Directors (excluding executive officers and management)	—	—	—	—
Total	$12	$15	$1	$90

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Three Months Ended March 31,		Three Months Ended March 31,
Related Party	2018	2017	2018	2017
Executive officers and management	$3	$5	$—	$10
Directors (excluding executive officers and management)	—	—	—	—
Total	$3	$5	$—	$10

	Note and Borrower Loan Balance as of
Related Party	September 30, 2018	December 31, 2017
Executive officers and management	$17	$38
Directors (excluding executive officers and management)	—	—
	$17	$38

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
During the year ended December 31, 2017, our marketplace facilitated $2.9 billion in Borrower Loan originations, of which $2.7 billion were funded through our Whole Loan Channel, representing 93% of the total Borrower Loans originated through our marketplace during this period. From inception through September 30, 2018, our marketplace facilitated $13.4 billion in Borrower Loan originations, of which $11.9 billion were funded through our Whole Loan Channel, representing 89% of the total Borrower Loans originated through our marketplace during this period. In the three months ended September 30, 2018, our marketplace facilitated $640.3 million in Borrower Loan originations, a decrease of 22% from the same period in 2017. In the three months ended September 30, 2018, $596.5 million of the borrower loan originations originated through our marketplace were funded through our Whole Loan Channel, representing 93% of the total Borrower Loans originated through our marketplace during this period.
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

Results of Operations
Key Operating and Financial Metrics (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Loan Originations	$640,262	$821,841	$2,251,283	$2,182,035
Transaction Fees, Net	28,225	37,250	97,567	99,541
Whole Loans Outstanding (1)	3,833,666	3,702,319	3,833,666	3,702,319
Servicing Fees, Net	7,339	6,976	22,009	19,922
Total Net Revenue	20,682	28,862	82,807	91,152
Core Revenue (2)	40,243	50,634	138,280	133,118
Net Loss	(19,779)	(26,940)	(43,779)	(92,366)
Adjusted EBITDA (2)	(5,435)	7,271	7,893	4,787
(1) Balance as of September 30.
(2) Core Revenue and Adjusted EBITDA are non-GAAP Financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable US GAAP measure, see “Non-GAAP Financial Measures”
Overview
The following tables summarize Prosper’s net loss for the three and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Total Net Revenue	$20,682	$28,862	(8,180)	(28)%
Total Expenses	40,453	55,717	(15,264)	(27)%
Net Loss Before Taxes	(19,771)	(26,855)	7,084	(26)%
Income Tax Expense	8	85	(77)	(91)%
Net Loss	$(19,779)	$(26,940)	7,161	(27)%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Total Net Revenue	$82,807	$91,152	(8,345)	(9)%
Total Expenses	126,559	183,172	(56,613)	(31)%
Net Loss Before Taxes	(43,752)	(92,020)	48,268	(52)%
Income Tax Expense	27	346	(319)	(92)%
Net Loss	$(43,779)	$(92,366)	48,587	(53)%

Total net revenue for the three months ended September 30, 2018 decreased $8.2 million, or 28%, when compared to the three months ended September 30, 2017, primarily due to fewer Borrower Loan originations, which decreased 22% on a dollar basis, due to the impact of credit tightening actions focused on borrowers' ability to pay and borrower rate increases in a rising interest rate environment. Total expenses for the three months ended September 30, 2018 decreased $15.3 million, a 27% decrease from the three months ended September 30, 2017, primarily due to a decrease in the fair value of the preferred stock warrant liability of $9.3 million in the three months ended September 30, 2018 compared to a $6.3 million increase in the three months ended September 30, 2017. Net loss for the three months ended September 30, 2018 increased $7.2 million, primarily due to the decrease in revenues explained above.

Total net revenue for the nine months ended September 30, 2018 decreased 9% when compared to the nine months ended September 30, 2017, primarily due to an increase of $13.5 million of rebates that were issued to members of the Consortium via the issuance of Convertible Preferred Stock Warrants that vested during the nine months ended September 30, 2018. Total expenses for the nine months ended September 30, 2018 decreased $56.6 million, a 31% decrease from the nine months ended September 30, 2017, primarily due to a decrease in the fair value of the preferred stock warrant liability of $17.9 million in the nine months ended September 30, 2018 compared to a $29.1 million increase in the nine months ended September 30, 2017 and a $8.4 million decrease in other expenses for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The $8.4 million decrease in other expenses is partially driven by impairment charges, which we incurred in the nine months ended September 30, 2017 (see below for further details). Net loss for the nine months ended September 30, 2018 decreased $48.6 million, primarily due to the decrease in expenses explained above.
Origination Volume
From inception through September 30, 2018, a total of 1,050,918 Borrower Loans totaling $13.4 billion were originated through Prosper’s marketplace.
During the quarter ended September 30, 2018, 47,762 Borrower Loans totaling $640.3 million were originated through Prosper’s marketplace, compared to 63,582 Borrower Loans totaling $821.8 million during the quarter ended September 30, 2017. This represented a decrease of 25% in terms of the number of loans and a 22% decrease in the dollar amount of loans. The origination decrease experienced during the quarter ended September 30, 2018 versus the quarter ended September 30, 2017 was due to the impact of credit tightening actions focused on borrowers' ability to pay and borrower rate increases in a rising interest rate environment.
Loan origination volume by Prosper Rating was as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$77.4	12%	$52.6	6%	$274.5	12%	$125.9	6%
A	146.9	23%	101.7	12%	444.5	20%	256.5	12%
B	161.4	25%	187.5	23%	556.1	25%	477.4	22%
C	159.9	25%	249.3	30%	591.3	26%	672.8	31%
D	65.6	10%	142.0	17%	257.0	11%	403.0	18%
E	24.0	4%	68.2	8%	104.3	5%	194.0	9%
HR	5.1	1%	20.5	2%	23.6	1%	52.4	2%
Total	$640.3		$821.8		$2,251.3		$2,182.0

During the three and nine months ended September 30, 2018, the mix of originations on the Prosper platform was relatively lower risk when compared to the three and nine months ended September 30, 2017, as Prosper tightened its credit underwriting to reduce borrower defaults across its platform.

Revenue
The following tables summarize Prosper’s revenue for the three and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$28,225	$37,250	(9,025)	(24)%
Servicing Fees, Net	7,339	6,976	363	5%
Gain (Loss) on Sale of Borrower Loans	3,139	4,373	(1,234)	(28)%
Fair Value of Warrants Vested on the Sale of Borrower Loans	(19,561)	(21,772)	2,211	(10)%
Other Revenue	1,453	1,390	63	5%
Total Operating Revenues	20,595	28,217	(7,622)	(27)%
Interest Income
Interest Income on Borrower Loans	15,088	12,065	3,023	25%
Interest Expense on Notes and Warehouse Line	(11,772)	(11,247)	(525)	5%
Net Interest Income	3,316	818	2,498	305%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(3,229)	(173)	(3,056)	1,766%
Total Net Revenue	20,682	28,862	(8,180)	(28)%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$97,567	$99,541	(1,974)	(2)%
Servicing Fees, Net	22,009	19,922	2,087	10%
Gain (Loss) on Sale of Borrower Loans	10,652	7,858	2,794	36%
Fair Value of Warrants Vested on the Sale of Borrower Loans	(55,473)	(41,966)	(13,507)	32%
Other Revenue	3,820	3,525	295	8%
Total Operating Revenues	78,575	88,880	(10,305)	(12)%
Interest Income
Interest Income on Borrower Loans	42,005	35,572	6,433	18%
Interest Expense on Notes and Warehouse Line	(33,972)	(33,102)	(870)	3%
Net Interest Income	8,033	2,470	5,563	225%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(3,801)	(198)	(3,603)	1,820%
Total Net Revenue	82,807	91,152	(8,345)	(9)%
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
Transaction fees decreased primarily due to lower origination volume through Prosper’s marketplace during the three months ended September 30, 2018, as well as a lower average transaction fee, which was 4.41% and 4.53% of the principal amount of originated loans facilitated through Prosper’s marketplace for the three months ended September 30, 2018 and 2017, respectively. The decrease in the average transaction fee was due to the higher proportion of loans with a Prosper rating of AA being originated on the platform during the three months ended September 30, 2018. These loans have a lower transaction fee rate.
Transaction fees decreased primarily due to the lower average transaction fee, which was 4.33% and 4.56% of the principal amount of originated loans facilitated through Prosper’s marketplace for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the average transaction fee was due to the higher proportion of loans with a Prosper Rating of AA being originated on the platform during the nine months ended September 30, 2018. These loans have a lower transaction fee rate.
Servicing Fees, Net
Prosper earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates us for the costs we incur in servicing the Borrower Loans, including managing payments from borrowers and payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The increase in servicing fees during the three months ended September 30, 2018 was due to an increase in the net collection fees collected and higher overall whole loan balance as compared to the three months ended September 30, 2017. The increase in servicing fees during the nine months ended September 30, 2018 was due to the increase in collection fees and higher overall whole loan balance as compared to the nine months ended September 30, 2017.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains and losses on Borrower Loans sold through the Whole Loan Channel. The decrease during the three months ended September 30, 2018 was due to a decrease in loans being originated through the platform as described above. The increase during the nine months ended September 30, 2018 was due to $3.3 million less of rebates that were issued in the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017.
Fair Value of Warrants Vested on the Sale of Borrower Loans
Fair Value of Warrants Vested on the Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vest when the Consortium purchases whole loans under the Consortium Purchase Agreement that was signed in February 2017. The decrease of $2.2 million for the three months ended September 30, 2018 is primarily due to a lower per warrant value of the warrants that vested during that period. The increase of $13.5 million recognized primarily related to an increase in the number of warrants that vested during the nine months ended September 30, 2018.
Other Revenue
Other Revenue consist primarily of credit referral fees and securitization fees. Credit referral fees are where partner companies pay us an agreed upon amount for referrals of customers from our website. Securitization fees represent fees Prosper earns to facilitate securitizations for purchasers of borrower loans. The changes for three months and nine months ended September 30, 2018 were not significant.
Interest Income on Borrower Loans and Interest Expense on Notes and Warehouse Line
Prosper recognizes interest income on Borrower Loans funded through the Note Channel using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding Notes based on the contractual interest rates. The interest rate charged on the Borrower Loans is generally 1% higher than the corresponding interest rate on the Note to compensate us for servicing the Borrower Loans. The increase during the three and nine months ended September 30, 2018 was due to the net interest earned on the borrower loans purchased by Prosper with funding from the Warehouse Line.
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net
The fair value of Borrower Loans, Loans Held for Sale and Notes, Net is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans, Loans Held for Sale and Notes include default rates derived from historical performance, and discount rates. Loans held for sale are valued using the same approach as the Borrower Loans held at fair value.

The following table summarizes the fair value adjustments for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Borrower Loans	$(9,450)	$(7,219)	$(24,868)	$(18,041)
Loans Held for Sale	(3,004)	—	(3,216)	6
Notes, Net	9,225	7,045	24,283	17,837
Total	$(3,229)	$(174)	$(3,801)	$(198)
Expenses
The following tables summarize Prosper’s expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Expenses
Origination and Servicing	$8,313	$9,263	(950)	(10)%
Sales and Marketing	23,415	21,947	1,468	7%
General and Administrative - Research and Development	4,338	3,981	357	9%
General and Administrative - Other	13,728	14,142	(414)	(3)%
Change in Fair Value of Convertible Preferred Stock Warrants	(9,283)	6,323	(15,606)	(247)%
Restructuring Charges	218	86	132	153%
Other Expenses (Income), Net	(276)	(25)	(251)	1,004%
Total Expenses	$40,453	$55,717	$(15,264)	(27)%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Expenses
Origination and Servicing	$26,326	$26,694	(368)	(1)%
Sales and Marketing	63,150	61,634	1,516	2%
General and Administrative - Research and Development	12,759	12,063	696	6%
General and Administrative - Other	42,172	45,534	(3,362)	(7)%
Change in Fair Value of Convertible Preferred Stock Warrants	(17,885)	29,140	(47,025)	(161)%
Restructuring Charges	813	504	309	61%
Other Expenses (Income), Net	(776)	7,603	(8,379)	(110)%
Total Expenses	$126,559	$183,172	$(56,613)	(31)%

As of September 30, 2018, Prosper had 405 full-time employees compared to 359 full-time employees as of September 30, 2017. The following table reflects full-time employees as of September 30, 2018 and 2017 by department:

	September 30, 2018	September 30, 2017
Origination and Servicing	167	154
Sales and Marketing	16	12
General and Administrative - Research and Development	94	78
General and Administrative - Other	128	115
Total Headcount	405	359

Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits, and stock-based compensation expense related to Prosper’s credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The decrease in the three months ending September 30, 2018 was due to a $0.4 million decrease in amortization for internal use software and a $0.5 million decrease in outsourced services.
The decrease in the nine months ended September 30, 2018 was not significant.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing, as well as the compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended September 30, 2018, the increase was driven by a $2.4 million, or 62%, increase in partnership costs as Prosper significantly increased partnership activities. The increase in these costs was partially offset by a $1.1 million or 7% decrease in direct mailing costs as Prosper decreased the volume of its direct mail campaigns and a $0.2 million or 8% decrease in online marketing costs as Prosper decreased its online marketing activities.
For the nine months ended September 30, 2018, marketing costs increased by $1.5 million as Prosper was able to save on direct mail costs but increased partnership and digital marketing spend.  Partnership costs increased $8.6 million, or 87%, and online marketing costs increased $1.4 million, or 24%. Direct mail costs decreased $8.8 million or 20% as Prosper decreased the volume of its direct mail campaigns.
Research and Development
Research and Development costs consist primarily of salaries, benefits, and stock-based compensation expense related to engineering and product development employees and related vendor costs. The increase during the three months ended September 30, 2018 was due to a $0.2 million increase in compensation as Prosper increased its headcount in this area. The total expenses incurred for the three months ended September 30, 2018 do not reflect the total investment in research and development activities as a portion of these costs are capitalized as internal use software projects, which are amortized in origination and servicing expense. Prosper capitalized internal-use software and website development costs in the amount of $1.5 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively.
The increase during the nine months ended September 30, 2018 was due to a $0.5 million increase in compensation as Prosper increased its headcount in this area. The total expenses incurred for the nine months ended September 30, 2018 do not reflect the total investment in research and development activities as a portion of these costs are capitalized as internal use software projects, which are amortized in origination and servicing expense. Prosper capitalized internal-use software and website development costs in the amount of $4.0 million and $3.0 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.
General and Administrative
General and Administrative expenses consists primarily of salaries, benefits, and stock-based compensation expense related to accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expense. The decrease for the three months ended September 30, 2018 was not significant.
The decrease for the nine months ended September 30, 2018 was primarily the result of a decrease in compensation expense of $1.6 million, a decrease in amortization of property and equipment of $0.7 million and a decrease in amortization of intangibles of $0.9 million.
Changes in the Fair Value of Convertible Preferred Stock Warrants
Changes in the Fair Value of Convertible Preferred Stock Warrants moved to a gain in the three and nine months ended September 30, 2018 due to a decrease in the fair value of the underlying convertible preferred stock.
Restructuring Charges
Restructuring costs consist of personnel and facilities related costs related to the strategic restructuring of the business that Prosper announced on May 3, 2016. For the nine months ended September 30, 2018 and 2017, the expenses relate to adjustments to fair value of the existing liabilities and accretion expense on the remaining liability.

Other Expenses (Income)
Other Expenses (Income) includes interest income, impairment charges on assets held for sale, and fair value changes on Convertible Preferred Stock Warrants. During the nine months ended September 30, 2017, Prosper management actively marketed the assets related to the Prosper Daily application and as a result the related assets were marked down to fair value less costs to sell, resulting in impairment charges of $6.4 million.  Additionally, during the nine months ended September 30, 2017, Prosper settled certain rebates related to the purchase of whole loans by members of the Consortium prior to the closing of the Consortium transaction via the issuance of Convertible Preferred Stock Warrants at a loss of $1.5 million over the cash settlement amount.
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
The Fair Value of Warrants Vested on the Sale of Borrower Loans relates to the Consortium Purchase Agreement. This agreement is set to expire in 2019 and Prosper currently does not expect to sign a similar agreement to replace it. As a result we believe that providing the Core Revenue metric that excludes the impact of our Fair Value of Warrants Vested on Sale of Borrower Loans is useful to investors.
Core Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for Total Net Revenue which has been prepared in accordance with US GAAP. These limitations include the following:
•Core Revenue is net of Fair Value of Warrants Vested on Sale of Borrower Loans, which is our largest contra revenue item; and
•other companies, including companies in our industry, may calculate Core Revenue differently or not at all, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Core Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with US GAAP. The following table presents a reconciliation of Total Net Revenue to Core Revenue for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Net Revenue	$20,682	$28,862	$82,807	$91,152
Less: Fair Value of Warrants Vested on Sale of Borrower Loans	(19,561)	(21,772)	(55,473)	(41,966)
Core Revenue	$40,243	$50,634	$138,280	$133,118

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as Net Loss adjusted for interest income on available for sale securities and cash and cash equivalents, income tax expense, depreciation and amortization, impairment of intangible assets, stock based compensation expense, fair value of warrants vested on the sale of borrower loans, restructuring charges, and fair value adjustments for warrant liabilities. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with US GAAP.
We consider Adjusted EBITDA to be a helpful indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Management uses Adjusted EBITDA to, among other things, understand and compare operating results across accounting periods, evaluate our operations and financial performance, and for internal planning and forecasting purposes. Inclusion of Adjusted EBITDA is intended to provide investors insight into the manner in which management views the performance of the Company, enhance investors’ evaluation of our operating results, and to facilitate meaningful comparisons of our results between periods. These non-GAAP financial measures should not be considered an alternative to, or more meaningful than, the US GAAP financial information provided herein.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not consider the potentially dilutive impact of equity-based charges;
•Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
The major non-GAAP adjustments, and our basis for excluding them, are outlined below:
•Fair value of warrants vested on the sale of borrower loans and change in the fair value of convertible preferred stock warrants liability. We exclude these charges primarily because they are non-cash charges and the fair value varies based on the fair value of the underlying preferred stock, varying valuation methodologies and subjective assumptions. This makes the comparison of our current financial results to previous and future periods difficult to evaluate.
•Stock-based compensation expense. This consists of expenses for equity awards under our equity incentive plans. Although stock-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the stock price at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to evaluate; therefore, we believe it is useful to exclude stock-based compensation. We also excluded these expenses because they are non-cash.
•Amortization or impairment of acquired intangible assets and impairment of goodwill. We incur amortization or impairment of acquired intangible assets and goodwill in connection with acquisitions and therefore exclude these amounts from our non-GAAP measures. We exclude these items because management does not believe they are reflective of our ongoing operating results.
•Restructuring charges. We have incurred restructuring charges that are included in our US GAAP financial statements, related to workforce reductions and estimated costs of exiting facility lease commitments due to our May 2016 restructuring. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items do not reflect expected future operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or historical operations of our business.
The following table presents a reconciliation of Net Loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Loss	$(19,779)	$(26,940)	$(43,779)	$(92,366)
Fair Value of Warrants Vested on Sale of Borrower Loans	19,561	21,772	55,473	41,966
Depreciation expense:
Servicing and Origination	1,291	1,676	4,282	4,313
General & Administration - Other	994	1,279	3,136	3,883
Amortization of Intangibles	89	177	290	1,207
Impairment of Intangibles	—	67	—	6,374
Stock-based Compensation	1,828	2,839	6,412	9,651
Restructuring Charges	218	86	813	504
Change in the Fair Value of Warrants	(9,283)	6,323	(17,885)	29,140
Interest Income on Available for Sale Securities, Cash and Cash Equivalents	(362)	(93)	(876)	(231)
Income Tax Expense	8	85	27	346
Adjusted EBITDA	$(5,435)	$7,271	$7,893	$4,787

Expenses on the Condensed Consolidated Statement of Operations include the following amount of stock based compensation for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Origination and servicing	213	225	670	770
Sales and marketing	108	135	324	446
General and administrative	1,507	2,479	5,418	8,435
Total stock based compensation	$1,828	$2,839	$6,412	$9,651

Liquidity and Capital Resources
We currently anticipate that our available funds, Warehouse Line, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
The following table summarizes Prosper’s cash flow activities for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net Loss	$(43,779)	$(92,366)
Net cash (used in) provided by operating activities	(116,224)	6,686
Net cash provided by investing activities	20,194	(688)
Net cash provided by financing activities	101,247	52,315
Net increase (decrease) in cash, cash equivalents and restricted cash	5,217	58,313
Cash, cash equivalents and restricted cash at the beginning of the period	198,463	186,244
Cash, cash equivalents and restricted cash at the end of the period	$203,680	$244,557
Cash, cash equivalents and restricted cash ("net cash") increased for the nine months ended September 30, 2018 primarily due to $103.1 million provided by the Warehouse Line, $10.9 million of net income, net of non-cash items and net maturity of $25.2 million in available for sale securities, which was partially offset by the net $8.3 million less cash held on the platform by investors that is classified as restricted cash, $114.6 million of net purchases of borrower loans by Prosper, and $4.2 million in purchases of property and equipment. Net cash used in investing primarily represents acquisitions of Borrower Loans

(excluding acquisition of Borrower Loans sold to unrelated third parties, which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans and the net $25.2 million of available for sale securities that have been converted into cash. Net cash provided by financing activities primarily represents proceeds from the warehouse line and the issuance of Notes, partially offset by payments on Notes.
The following table summarizes Prosper’s cash flow activities for the three months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Net Loss	$(19,779)	$(26,940)
Net cash (used in) provided by operating activities	5,615	(45)
Net cash provided by (used in) investing activities	4,469	(15,525)
Net cash provided by financing activities	392	46,129
Net increase (decrease) in cash, cash equivalents and restricted cash	10,476	30,559
Cash, cash equivalents and restricted cash at the beginning of the period	193,204	213,998
Cash, cash equivalents and restricted cash at the end of the period	$203,680	$244,557
Net cash increased for the three months ended September 30, 2018 primarily due to the net $11.5 million more cash held on the platform by investors that is classified as restricted cash. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties, which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans) and purchases of property and equipment. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.
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
Critical Accounting Policies
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates" in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to these critical accounting estimates during the first nine months of 2018.

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
Results of Operations
Overview
The following table summarizes Prosper Funding’s net income for the three and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Total Net Revenue	$18,404	$22,116	$(3,712)	(17)%
Total Expenses	17,997	20,817	(2,820)	(14)%
Net Income (Loss)	$407	$1,299	$(892)	(69)%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Total Net Revenue	$60,532	$61,961	$(1,429)	(2)%
Total Expenses	60,012	58,670	1,342	2%
Net Income (Loss)	$520	$3,291	$(2,771)	(84)%

Total net revenue for the three months ended September 30, 2018 decreased $3.7 million, a 17% decrease from the three months ended September 30, 2017, primarily due to the decreased number of loan listings on the marketplace during the quarter, which resulted in decreased administration fee revenue for the listing driven portion of the administration fee. Total expenses for the three months ended September 30, 2018 decreased $2.8 million, a 14% decrease from the three months ended September 30, 2017, primarily due to lower corporate administration fees related to the origination driven portion during the current quarter.
Total net revenue for the nine months ended September 30, 2018 decreased $1.4 million, a 2% decrease from the nine months ended September 30, 2017, primarily due to the decreased number of loan listings on the marketplace during the quarter, which resulted in decreased administration fee revenue for the listing driven portion of the administration fee. Total expenses for the nine months ended September 30, 2018 increased $1.3 million, a 2% increase from the nine months ended September 30, 2017, primarily due to higher corporate administration fees related to the servicing portion during the current quarter.
Revenue
The following tables summarize Prosper Funding’s revenue for the three and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$27,135	$32,198	(5,063)	(16)%
Servicing Fees, Net	7,098	6,626	472	7%
Gain (Loss) on Sale of Borrower Loans	(16,379)	(17,399)	1,020	(6)%
Other Revenue	70	45	25	56%
Total Operating Revenues	17,924	21,470	(3,546)	(17)%
Interest Income on Borrower Loans	10,939	12,066	(1,127)	(9)%
Interest Expense on Notes	(10,209)	(11,247)	1,038	(9)%
Net Interest Income	730	819	(89)	(11)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(250)	(173)	(77)	45%
Total Net Revenue	$18,404	$22,116	(3,712)	(17)%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$81,754	$74,661	7,093	10%
Servicing Fees, Net	21,119	19,027	2,092	11%
Gain (Loss) on Sale of Borrower Loans	(44,133)	(34,108)	(10,025)	29%
Other Revenue	206	109	97	89%
Total Operating Revenues	58,946	59,689	(743)	(1)%
Interest Income on Borrower Loans	32,797	35,572	(2,775)	(8)%
Interest Expense on Notes	(30,597)	(33,102)	2,505	(8)%
Net Interest Income	2,200	2,470	(270)	(11)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(614)	(198)	(416)	210%
Total Net Revenue	$60,532	$61,961	(1,429)	(2)%

Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. Effective July 1, 2016, the Administration Agreement was amended. The amendments included amending the license fee to include a fixed monthly fee alongside a reduced variable fee and the introduction of a rebates fee related to rebates given to investors. The decrease for the three months ended September 30, 2018 was the result of a decrease in the listing driven portion of administration fees as a result of lower listings in the three months ended September 30, 2018. The increase for the nine months ended September 30, 2018 was the result of an increase in the rebate fee due to an increase in the rebates given related to the Consortium Purchase Agreement.
Servicing Fees, Net
Prosper Funding earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates Prosper Funding for the costs it incurs in servicing these Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The increases in servicing fees were due to an increase in collection fees during the period and a higher outstanding Borrower Loan balance.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains (losses) on Borrower Loans sold through the Whole Loan Channel. The loss for the three months ended September 30, 2018 decreased $1.0 million due to a $2.2 million decrease in rebates primarily due losses from warrants issued by PMI to the Consortium.
The increase in the loss for the nine months ended September 30, 2018 was due to the increase in rebates of $9.7 million primarily due to losses from warrants issued by PMI to the Consortium.
Other Revenue
Other Revenue consist primarily of fees earned from assisting whole loan purchasers with securitizations of their holdings. The changes in Other Revenue were not significant.
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
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net
The fair value of Borrower Loans, Loans Held for Sale and Notes is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans, Loans Held for Sale and Notes include default rates derived from historical performance, and discount rates. Loans Held for Sale are primarily comprised of Borrower Loans that are recorded using the same approach as the Borrower Loans held at fair value.
The following table summarizes the fair value adjustments for the nine month periods ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Borrower Loans	$(9,450)	$(7,219)	$(24,868)	$(18,041)
Loans Held for Sale	(25)	—	(29)	6
Notes	9,225	7,045	24,283	17,837
Total	$(250)	$(174)	$(614)	$(198)
Expenses
The following tables summarize Prosper Funding’s expenses for the three and nine month periods ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$16,864	$19,078	(2,214)	(12)%
Servicing	1,036	1,553	(517)	(33)%
General and Administrative	97	186	(89)	(48)%
Total Expenses	$17,997	$20,817	(2,820)	(14)%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$55,036	$53,359	1,677	3%
Servicing	4,512	4,808	(296)	(6)%
General and Administrative	464	503	(39)	(8)%
Total Expenses	$60,012	$58,670	1,342	2%
Administration Fee Expense - Related Party
Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI a corporate administration fee, a fee for each Borrower Loan originated through the marketplace, a proportion of all servicing fees collected by or on behalf of Prosper Funding, and all nonsufficient funds fees collected by or on behalf of Prosper Funding. Effective July 1, 2016 the Administration Agreement was amended. The amendments included amending the corporate administration fee to a fixed amount of $500,000 per month, increasing the loan platform servicing fee to $150 per Borrower Loan originated through the marketplace and reducing the loan and note servicing fee to 62.5% of all servicing fees collected by or on behalf of Prosper Funding. The decrease in fees for the three months ended September 30, 2018 was due to a lower amount of fees paid on a decreased origination volume of Borrower Loans. The increase in fees for the nine months ended September 30, 2018 was due to higher fees paid related to servicing of existing Borrower Loans.
Servicing
Servicing costs consists primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The decrease for the three months ended September 30, 2018 was primarily due to a decrease in amortization of internal use software. The decrease for the nine months ended September 30, 2018 was not significant.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. The decreases for the three months and nine months ended September 30, 2018 were not significant.

Liquidity and Capital Resources
We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
The following table summarizes Prosper Funding’s cash flow activities for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net Income	$520	$3,291
Net cash provided by (used in) operating activities	(2,373)	$18,108
Net cash used in investing activities	(3,273)	(7,684)
Net cash (used in) provided by financing activities	(453)	4,506
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,099)	14,930
Cash, cash equivalents and restricted cash at the beginning of the period	148,315	154,912
Cash, cash equivalents and restricted cash at the end of the period	$142,216	$169,842

The net decrease in cash, cash equivalents and restricted cash for the nine months ended September 30, 2018, is primarily due to the net $8.2 million less cash held on the platform by investors that is classified as restricted cash. Net cash used in investing activities primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.
Income Taxes
Prosper Funding incurred no income tax expense for the three months ended September 30, 2018 and 2017. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of September 30, 2018, Prosper Funding has not engaged in any off-balance sheet financing activities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk
Prosper Marketplace, Inc.
Market Rate Sensitivity
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Line we invest in Borrower Loans classified as held for sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Borrower Loans held on our balance sheet. The Company’s future investment income may fall short of expectations, or the Company may suffer a loss in principal if the Company is forced to sell Borrower Loans, which have declined in market value due to changes in interest rates as stated above. Changes in the market value of Borrower Loans classified as held for sale are recorded through the Statement of Operations. The fair value of Borrower Loans which are held on our balance sheet as held for sale is $113.2 million as of September 30, 2018.

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
The Company is also exposed to variable interest rate risk under the debt from the Warehouse Line, which had an outstanding balance of $103.6 million as of September 30, 2018. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently out of the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
Prosper had cash and cash equivalents of $58.4 million as of September 30, 2018, and $45.8 million as of December 31, 2017. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.
Interest Rate Sensitivity
Prosper holds available for sale investments. The fair value of Prosper’s available for sale investment portfolio was $28.4 million and $53.1 million as of September 30, 2018 and December 31, 2017, respectively. These investments consisted of U.S. Treasury bills, and U.S. Treasury securities. To mitigate the risk of loss, Prosper’s investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, Prosper limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on Prosper’s available for sale investments and the market value of those investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.1 million in the fair value of Prosper’s available for sale investments as of September 30, 2018, and of approximately $0.3 million in the fair value of Prosper’s available for sale investments as of December 31, 2017. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $0.1 million in the fair value of Prosper’s available for sale investments as of September 30, 2018, and of approximately $0.3 million in the fair value of Prosper’s available for sale investments as of December 31, 2017. Any realized gains or losses resulting from such interest rate changes would only be recorded if Prosper sold the investments prior to maturity and the investments were not considered other-than-temporarily impaired.
Prosper’s investment in Borrower Loans held for sale was $113.2 million as of September 30, 2018. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.1 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of September 30, 2018. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $1.1 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of September 30, 2018. Any realized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans on our balance sheet.
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
Prosper Funding had cash and cash equivalents of $9.6 million as of September 30, 2018, and $8.2 million as of December 31, 2017. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will moderately increase the interest income earned on these cash balances.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of September 30, 2018. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.

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

RISKS RELATED TO PFL AND PMI, OUR MARKETPLACE AND OUR ABILITY TO SERVICE THE NOTES

If the security of PFL's investors' and borrowers' confidential information stored in our systems is breached or otherwise subjected to unauthorized access, users' secure information may be stolen, our reputations may be harmed, and we may be exposed to liability.

As with any entity with a significant Internet presence, we and the third parties that Prosper uses for website hosting occasionally have experienced cyber-attacks, breaches of our and their systems and other similar incidents, which to-date have not had a material effect on our business, operations or reputation. Future attacks are likely to occur. Our marketplace stores PFL's investors' and borrowers' bank information and other personally-identifiable sensitive data. Any accidental or willful security breaches or other unauthorized access could cause users' secure information to be stolen and used for criminal purposes. Security breaches or unauthorized access to secure information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee or contractor error, malfeasance, faulty password management or otherwise, or if design flaws in the relevant software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any investors' or borrowers' data, PFL's relationships with its users could be severely damaged, and PFL (or PMI) could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and PMI's third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our users to lose confidence in the effectiveness of PFL’s and PMI's data security measures. Any security breach, whether actual or perceived, would harm our reputations, and we could lose users.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Prosper – None.
Prosper Funding – Information for this Item is not required for Prosper Funding because it meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q; Prosper Funding is therefore filing this Form with the reduced disclosure format.
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

3.2	Amended and Restated Certificate of Incorporation of PMI, as further amended on October 15, 2018 (1)

3.3	PFL Certificate of Formation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by PFL)

3.4	Bylaws of PMI, as amended by an Amendment No. 1 dated February 15, 2016 (incorporated by reference to Exhibit 3.2 of PMI's and PFL's Form 10-Q, filed on August 15, 2016)

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)

4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)

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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (1)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (1)

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

November 13, 2018	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

November 13, 2018	/s/ Usama Ashraf
Usama Ashraf
Chief Financial Officer of Prosper Marketplace, Inc.
Chief Financial Officer of Prosper Funding LLC
(Principal Financial and Accounting Officer)