Form 10-K
period 2018-12-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2019-03-29
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

Commission File Number
Exact Name of Registrant as Specified in its Charter,
State or Other Jurisdiction of Incorporation or Organization,
Address of Principal Executive Offices, Zip Code
and Registrant's Telephone Number (Including Area Code)
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
Yes ☒ No ☐
Yes ☒ No ☐
Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (applicable to Prosper Marketplace, Inc. only). ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company	Emerging Growth Company
Prosper Marketplace, Inc.	☐	☐	☒	☐	☐
Prosper Funding LLC	☐	☐	☒	☐	☐
If an emerging growth company, indicate by check mark if each registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
Yes ☐ No ☒
Prosper Funding LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

Registrant	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at June 30, 2018	Number of Shares of Common Stock of the Registrant Outstanding at March 18, 2019
Prosper Marketplace, Inc.	(a)	70,491,295 ($.01 par value)
Prosper Funding LLC	(a)(b)	None
aNot applicable.
bAll voting and non-voting common equity is owned by Prosper Marketplace, Inc.
THIS COMBINED FORM 10-K IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, Prosper Warehouse I Trust (“PWIT”), a Delaware statutory trust, and Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiaries, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, and Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis.  In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Finally, although historically we have referred to investors as “lender members,” we call them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.  All share and per share numbers presented in this Annual Report on Form 10-K have been adjusted to reflect a 5-for-1 forward stock split effected by PMI on February 16, 2016.
The following filings are available for download free of charge at www.prosper.com as soon as reasonably practicable after such filings are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public at the SEC’s Internet site at www.sec.gov. The information posted on our website and blog is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. These statements may appear throughout this Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, PMI or PFL expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our respective managements, is expressed in good faith, and is believed to have a reasonable basis. Nevertheless, we can give no assurances that any of the events anticipated by these forward-looking statements will occur or, if any of them does occur, what impact they will have on Prosper or Prosper Funding’s results of operations and financial condition.
There are a number of important factors that could cause actual results or events to differ materially from those indicated in the forward-looking statements, including, among other things:
•the performance of the Notes, which, in addition to being speculative investments, are special, limited obligations that are not guaranteed or insured;
•PFL’s ability to make payments on the Notes, including in the event that borrowers fail to make payments on the corresponding Borrower Loans;
•our ability to attract potential borrowers and investors to our marketplace;
•the reliability of the information about borrowers that is supplied by borrowers including actions by some borrowers to defraud investors;
•our ability to service the Borrower Loans, and our ability or the ability of a third party debt collector to pursue collection against any borrower, including in the event of fraud or identity theft;
•credit risks posed by the credit worthiness of borrowers and the effectiveness of our credit rating systems;

•potential efforts by state regulators or litigants to impose liability that could affect PFL’s (or any subsequent assignee’s) ability to continue to charge to borrowers the interest rates that they agreed to pay at origination of their loans;
•the impact of future economic conditions on the performance of the Notes and the loss rates for the Notes;
•our compliance with applicable local, state and federal law, including the Investment Advisers Act of 1940, the Investment Company Act of 1940 and other laws;
•our compliance with applicable regulations and regulatory developments or court decisions affecting our business;
•potential efforts by state regulators or litigants to characterize PFL or PMI, rather than WebBank, as the lender of the loans originated through our marketplace;
•the application of federal and state bankruptcy and insolvency laws to borrowers and to PFL and PMI;
•the impact of borrower delinquencies, defaults and prepayments on the returns on the Notes;
•the lack of a public trading market for the Notes and the current lack of any trading platform on which investors can resell the Notes;
•the federal income tax treatment of an investment in the Notes and the PMI Management Rights;
•our ability to prevent security breaches, disruptions in service, and comparable events that could compromise the personal and confidential information held on our data systems, reduce the attractiveness of the platform or adversely impact our ability to service Borrower Loans; and
•the other risks discussed under the “Risk Factors” section of this Annual Report on Form 10-K.
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

PART I
Item 1.    Business
Overview
Prosper is a pioneer of online marketplace lending. Our goal is to enable borrowers to access credit at affordable rates and provide investors with attractive risk-adjusted rates of return. Our marketplace facilitated $2.8 billion in Borrower Loan originations during 2018 and $14.0 billion in Borrower Loan originations since it first launched in 2006.
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
Our marketplace offers fixed rate, fully amortizing, unsecured consumer loans ranging from $2,000 to $40,000 with no prepayment penalty. Loan terms of three and five years are available, depending upon the rating assigned to the borrower at issuance and loan amount being sought. All Borrower Loans are originated and funded by WebBank, an FDIC-insured, state chartered industrial bank organized under the laws of Utah. WebBank retains certain loans, which are not available for investment through the marketplace.  After origination, WebBank sells the Borrower Loans to PFL, which either holds them or sells them to accredited institutional investors.
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
PMI developed our marketplace and, until February 1, 2013, owned the proprietary technology that makes operation of our marketplace possible. On February 1, 2013, PMI transferred the marketplace to PFL. PFL has been organized and is operated in a manner that is intended (i) to minimize the likelihood that it will become subject to a voluntary or involuntary bankruptcy or similar proceeding, and (ii) to minimize the likelihood that, in the event of PMI’s bankruptcy, PFL would be substantively consolidated with PMI and thus have its assets subjected to claims of PMI’s creditors. We believe we have achieved this by imposing through PFL’s organizational documents and covenants in the Amended and Restated Indenture (as defined below in Item 13, "Certain Relationships and Related Transactions, and Director Independence”) certain restrictions on PFL’s activities and certain formalities designed to reinforce PFL’s status as a distinct entity from PMI. In addition, under the Administration Agreement, dated February 1, 2013, between PMI and PFL (as amended to date, the “Administration Agreement”), PMI has agreed, in its dealings with PFL and with third parties, to observe certain “separateness covenants”

related to its corporate formalities. PMI has also adopted resolutions limiting its own activities and interactions with PFL in order to further reduce the likelihood that PFL would be substantively consolidated with PMI in the event of PMI’s bankruptcy.
PFL has retained PMI, pursuant to the Administration Agreement, to provide certain administrative services relating to our marketplace. Specifically, the Administration Agreement contains a license granted by PFL to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement relating to corporate administration, loan platform services, loan and Note servicing, and marketing, and (ii) PMI’s performance of its duties and obligations to WebBank in relation to loan origination and funding. The license is terminable in whole or in part upon the failure by PMI to pay PFL the licensing fee, or upon PMI’s termination as the provider of some or all of the aforementioned services. See Item 13, "Certain Relationships and Related Transactions, and Director Independence—Prosper Marketplace, Inc.—Agreements with PFL” for more information.
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
When a borrower requests a loan, we first evaluate whether the borrower meets the underwriting criteria required by WebBank.  The underwriting criteria apply to all loans originated through our marketplace and may not be changed without WebBank's consent. For the Note Channel, all borrowers who request a loan are subject to the following minimum eligibility criteria: (1) have at least a 640 credit score, (2) have fewer than five credit bureau inquiries (after excluding duplicate inquiries) within the last 6 months, (3) have an annual income greater than $0, (4) have a debt-to-income ratio of no more than 50%, (5) have at least three open trades reported on their credit report, and (6) have not filed for bankruptcy within the last 12 months. Borrowers may have up to two loans through Prosper outstanding at one time, provided that (1) the first loan is current, (2) the aggregate outstanding principal balance of both loans does not exceed the then-current maximum allowable loan amount for loans (currently $40,000), and (3) the borrower complies with the prior-borrower constraints above. From time to time, we have, with WebBank’s consent, tested new products that include features which are outside the standard eligibility criteria discussed above. These products are available on a limited basis, exclusively through our Whole Loan Channel and did not have a material impact on our business or our financial statements during the fiscal year ended December 31, 2018.
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

Only investors that are approved by us are eligible to participate in the Whole Loan Channel. At a minimum, to participate in the Whole Loan Channel, an investor must meet the definition of an “accredited investor” set forth in Regulation D under the Securities Act. Investors who participate in the Whole Loan Channel must enter into loan purchase and loan servicing agreements with us.
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
The estimated average annualized loss rate for each loan listing is based primarily on the historical performance of Borrower Loans with similar characteristics and is primarily determined by two scores: (i) a custom Prosper Score, and (ii) a credit score obtained from a credit reporting agency. The custom Prosper Score is updated periodically to include new information that is predictive of borrower risk as such information becomes available or as the evidence supporting a particular datum becomes strong enough to merit its inclusion in the custom Prosper Score.
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
For loan listings allocated to the Note Channel, a bid on a listing is an investor’s commitment to purchase a Note from PFL. PFL generally issues and sells a series of Notes for each Borrower Loan that is originated through the Note Channel. The Notes are sold to the investors who successfully bid on the corresponding loan listing in the principal amounts of their respective bids. Each series of Notes is dependent for payment on PFL’s receipt of payments on the corresponding Borrower Loan. PFL uses the proceeds of each series of Notes to purchase the corresponding Borrower Loan from WebBank on the second business day after WebBank has originated the Borrower Loan. Each Note comes attached with an inseparable PMI Management Right issued by PMI. Each PMI Management Right constitutes an "investment contract," a concept under federal securities law that refers to an arrangement where investors invest money in a common enterprise with the expectation of profits, primarily from the efforts of others.

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
Customers
A relatively small number of investors provide the funding commitments for a large percentage of all listings that result in Borrower Loans originated through our marketplace. Of all Borrower Loans originated in the year ended December 31, 2018, the largest party purchased a total of 44% of those loans.
Industry Background and Trends
According to the Board of Governors of the Federal Reserve System, as of December 2018, the balance of outstanding consumer credit (excluding mortgages) in the United States totaled $4.0 trillion. This amount included $1.0 trillion of revolving consumer credit, which many consumers seek to refinance for a lower interest rate.
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
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and provide us with sustainable competitive advantages:
•Leading Online Marketplace. Since inception, our marketplace has facilitated $14.0 billion in loan originations, of which $2.8 billion was for the year-ended December 31, 2018. As our business grows, our brand, reputation and scale strengthens. This allows us to attract top talent, speed up product innovation, attract market place participants and drive down our cost structure, all of which further benefit borrowers and investors.
•Robust Network Effect. The attractiveness of our marketplace increases as the number of participants on our marketplace increases, yielding a classic network effect. Our marketplace offers consumer borrowers access to affordable credit, and allows individual and institutional investors to invest in an asset class with attractive risk-adjusted returns. The diversity of investors brings scale and breadth of funding to our marketplace and makes credit more affordable. As both sides of the equation grow, the advantages (reduced risk, lower cost) scale accordingly, attracting even more borrowers and investors. The increased participant pool reduces costs and generates more data which we use to improve the effectiveness of our credit decisioning and scoring models. This enhances our aggregate loan performance and builds increased trust in our marketplace, which in turn attracts more borrowers and investors.
•Technology Platform. Our technology platform automates key aspects of our operations, including the borrower application process, data gathering, underwriting, credit scoring, loan funding, investing and servicing, regulatory compliance and fraud detection. This provides a significant time and cost advantage over traditional consumer lending business models and, we believe, enables us to provide a superior user experience to our borrowers and investors. Using our accumulated performance data, we continually invest in incremental improvements in our algorithms thus extending our technological advantage.
•Proprietary Risk Management Capabilities. We have developed a proprietary risk model based on consumer loan performance data, which we believe allows us to accurately assess the credit risk profile of borrowers and which we believe also allows investors to earn attractive risk adjusted returns. We leverage the results from our growing data stream to continually refine this risk model and more accurately predict loan performance.
•Unique Corporate Structure. Our corporate structure was designed to offer our investors extra protection. The organization and operation of PFL and PMI as separate and distinct entities should serve to protect our Note investors in the event of a bankruptcy filing by or against PMI.  This organizational structure, along with the federal and state registration process, is expensive and time consuming to undertake, and is not easily duplicated by competitors.
•Efficient and Attractive Financial Model. We have multiple revenue streams and an efficient cost model. We generate revenue from transaction fees from our marketplace’s role in matching borrowers with investors to enable loan originations, servicing fees related to Borrower Loans for which we retain the servicing rights, net interest income from Borrower Loans and Loans Held for Sale, credit referral fees and other ancillary revenue sources. Additionally, our technology platform significantly reduces the need for physical infrastructure and therefore allows our business to grow with a lower cost operating model, providing us with significant operating leverage.

Sources of Revenues
We have three primary sources of revenues: transaction fees, servicing fees, and net interest income. Prosper earns transaction fees from WebBank by facilitating the origination of Borrower Loans through the marketplace. Prosper earns servicing fees from investors for processing principal and interest payments made by borrowers and passing such payments on to investors and also earns net interest income from Borrower Loans and Loans Held for Sale.
Sales and Marketing
Our sales and marketing efforts are designed to attract individuals and institutions to our marketplace, encourage their enrollment and participation as users, and facilitate and enhance their understanding and utilization of the services for borrowing or investing. We employ a wide range of marketing channels to reach potential customers and build our brand and value proposition. These channels include referrals, online marketing, direct mail, partner and affiliate introductions, and email. We are constantly seeking new methods to reach more potential members, while testing and optimizing the end to end customer experience.
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
The system hardware for our marketplace is located in hosting facilities in Scottsdale, Arizona and Las Vegas, Nevada. We own the hardware deployed in support of our marketplace. We continuously monitor the performance and availability of our marketplace. The infrastructure is scalable and utilizes standard techniques such as load-balancing and redundancies.
Key aspects of our technology include:
•Scalability. Our marketplace is designed and built as a highly scalable, multi-tier, redundant system. It incorporates technologies designed to prevent any single point of failure within the data center from taking the entire system offline. This is achieved by utilizing load-balancing technologies at the front end and business layer tiers and clustering technologies in the back-end tiers to allow scaling both horizontally and vertically depending on marketplace utilization.

•Data Integrity and Security. We are committed to protecting our users' information and we take the integrity and security of the data provided by them very seriously. To that end, we have established data protection policies which are implemented and enforced using the latest technologies. All sensitive information is transmitted on secure channels using SSL technology, with SSL certificates issued by Symantec or DigiCert. We employ principles of least privilege and layered security to protect stored sensitive information. Sensitive information at rest is encrypted using the industry level encryption technologies with appropriate controls to access the data. We protect the network perimeter using the latest technologies including but not limited to firewall and anti-virus threat management techniques. We use strong multi-factor authentication to protect and monitor remote access. We back up all data securely and would expect to recover operations in a short period of time in the event of a disaster. Logging and monitoring of the systems and security controls enables us to ensure that the controls are functional and that alerts are triggered on security violations.
•Fraud Detection. We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud. These include knowledge-based authentication, behavioral analytics and digital fingerprinting to prevent identity fraud. We use services from third-party vendors for user identification, credit checks and for checking customer names against the list of Specially Designated Nationals maintained by the Office of Foreign Assets Control (“OFAC”). In addition, we use specialized third-party software to augment the identity fraud detection systems. We also have a dedicated team which conducts additional investigations of cases flagged for high fraud risk.  Finally, we enable users to report suspicious activity, which we may then evaluate further.
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
Employees and Contractors
As of December 31, 2018, we employed 415 full-time employees. The following table shows a breakdown by function:

Employees
Origination and Servicing	160
Sales and Marketing	17
General and Administrative - Research and Development	97
General and Administrative – Other	141
Total Headcount	415
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
State and Federal Laws and Regulations
State Licensing Requirements. In most states we believe that WebBank, as originator of all Borrower Loans originated through our marketplace, satisfies any relevant licensing requirements with respect to the origination of such Borrower Loans. In addition, as needed, we seek licenses and/or authorizations of various types so that we may conduct activities such as servicing and marketing in all states and the District of Columbia, with the exceptions of Iowa and West Virginia. We are subject to supervision and examination by the state regulatory authorities that administer these state lending laws. The licensing statutes vary from state to state and prescribe or impose different requirements, including: restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review.
State Usury Laws. Section 521 of the Depository Institution Deregulation and Monetary Control Act of 1980 (12 U.S.C. § 1831d) (“DIDA”) and Section 85 of the National Bank Act (“NBA”) (12 U.S.C. § 85), federal case law interpreting the NBA such as Tiffany v. National Bank of Missouri and Marquette National Bank of Minneapolis v. First Omaha Service Corporation, and FDIC advisory opinion 92-47 permit FDIC-insured depository institutions, such as WebBank, to “export” the interest rate permitted under the laws of the state where the bank is located, regardless of the usury limitations imposed by the state law of the borrower’s state of residence unless the state has chosen to opt out of the exportation regime. WebBank is located in Utah, and Title 70C of the Utah Code does not limit the amount of fees or interest that may be charged by WebBank on loans of the type offered through our marketplace. Only Iowa and Puerto Rico have opted out of the exportation regime under Section 525 of DIDA and we do not operate in either jurisdiction. However, we believe that if a state in which we did operate opted out of rate exportation, judicial interpretations support the view that such opt outs only apply to loans “made” in those states.
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
In January 2017, the Administrator of the Colorado Uniform Consumer Credit Code filed suits against online loan platforms Marlette Funding, LLC and Avant, Inc. The Administrator claims that loans to Colorado residents facilitated through these platforms were required to comply with Colorado laws regarding interest rates and fees, and that such laws were not preempted by the federal laws that apply to loans originated by Cross River Bank and WebBank, the federally regulated issuing banks that originate loans through the platforms operated by Marlette and Avant, respectively. Cross River Bank and WebBank have each intervened in the state court case filed against Marlette and Avant, respectively. We are currently in discussions with the Colorado Department of Law regarding the terms of the loans offered to Colorado residents. No assurance can be provided as to the timing or outcome of these matters.
If a Borrower Loan made through our marketplace was deemed to be subject to the usury laws of a state that has opted-out of the exportation regime or becomes bound by the Second Circuit’s or a similar judicial decision, we could become subject to fines, penalties, and possible forfeiture of amounts charged to borrowers, and we may decide not to originate Borrower Loans through our marketplace in that applicable jurisdiction, which may adversely impact our growth. For more information, see Item 1A, "Risk Factors—If our marketplace were found to violate a state’s usury laws, we may have to alter our business model and our business could be harmed."
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
Servicemembers Civil Relief Act. The federal Servicemembers Civil Relief Act (“SCRA”) allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA, as well as certain state laws with similar protections for military members, require us to adjust the interest rate of borrowers who qualify for and request relief. If a borrower with an outstanding Borrower Loan qualifies for protection under the SCRA or similar state laws, we will reduce the interest rate on the Borrower Loan to 6% for the duration of the borrower’s active duty. During this period, the investors who have invested in such Borrower Loan will not receive the difference between 6% and the Borrower Loan’s original interest rate. For a borrower to obtain an interest rate reduction on a Borrower Loan due to military service, we require the borrower to send us a written request and written documentation of active duty. We do not take military service into account in assigning Prosper Ratings to borrower loan requests and we do not disclose the military status of borrowers to investors.
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
We obtain applicant credit information from consumer reporting agencies, and assign Prosper Ratings to listings based in part on the applicant’s credit score. A credit score that forms a part of the Prosper Rating assigned to a listing may not reflect the applicant’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data. Similarly, the credit data taken from the applicant’s credit report and displayed in listings may also be based on outdated, incomplete or inaccurate consumer reporting data. We do not verify the information obtained from the applicant’s credit report. Moreover, investors do not, and will not, have access to financial statements of applicants or to other detailed financial information about applicants.
The Prosper Rating may not accurately set forth the risks of investing in the Notes, no assurances can be provided that actual loss rates for the Notes will come within the estimated average annualized loss rates indicated by the Prosper Rating, and investors have limited rights to cause Prosper to repurchase the Notes.
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
Since it was first implemented in July 2011 through December 31, 2018, the Recurring Investment tool (formerly known as Auto Quick Invest) tool has experienced programming errors that affected 8,630 Notes and PMI Notes out of the 10,941,085 Notes and PMI Notes purchased. The Auto Invest tool was first implemented on June 2, 2016. Since such time through December 31, 2018, the Auto Invest tool has experienced programming errors that affected 2 Notes out of the 4,517,190 Notes purchased.
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
We use identity and fraud checks with external databases to authenticate each borrower’s identity. There is a risk, however, that these checks could fail and fraud may occur. In addition, applicants may misrepresent their intentions regarding loan purpose or other information contained in listings, and we do not verify the majority of this information. While PFL will indemnify an investor or repurchase Notes in limited circumstances (including, e.g., a material payment default on the Borrower Loan resulting from verifiable identity theft), it is not obligated to indemnify an investor or repurchase a Note from an investor if the investment is not realized in whole or in part due to fraud (other than verifiable identity theft) in connection with a loan listing, or due to false or inaccurate statements or omissions of fact in a listing, whether in credit data, a borrower’s representations, similar indicators of borrower intent and ability to repay the Borrower Loan. If PFL repurchases a Note, the repurchase price will be equal to the Note's outstanding principal balance and will not include accrued interest. If PFL repurchases any Notes, PMI will concurrently repurchase the related PMI Management Rights for zero consideration.
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
We may refer Borrower Loans that become past due to a third party collection agency for collection or we may collect on such Borrower Loans directly. If a borrower fails to make a required payment on a Borrower Loan within 30 days of the due date, we will pursue reasonable collection efforts in respect of the Borrower Loan. Referral of a delinquent Borrower Loan to a collection agency within five business days after it becomes 30 days past due will be considered reasonable collection efforts. If payment amounts on a delinquent Borrower Loan are received from a borrower after the loan has been referred to our in-house collections department or an outside collection agency, we or that collection agency may retain a percentage of that payment as a fee before any principal or interest becomes payable to an investor. Collection fees may be up to 40% of recovered amounts, in addition to any legal fees and transaction fees associated with accepting payments incurred in the collection effort.
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
The Borrower Loans are subject to federal and state consumer protection laws. Our marketplace may not always be, and may not always have been, in compliance with these laws. Failure to comply with the laws and regulatory requirements applicable to our marketplace may, among other things, limit our or a collection agency's ability to collect all or part of the principal of or interest on Borrower Loans.
We regularly review the requirements of these laws and take measures aimed at ensuring that the Borrower Loans originated through our marketplace meet the requirements of all applicable laws. However, determining compliance with all applicable laws is a complex matter and it is possible that our determination may be inaccurate or incorrect. Also, changes in law, either due to court decisions, regulatory interpretations or rulings, or new legislation, may adversely affect the collectability of a Borrower Loan.

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
Borrowers may seek protection under federal bankruptcy law or similar laws. If a borrower files for bankruptcy (or becomes the subject of an involuntary petition), a stay will go into effect that will automatically put any pending collection actions on the Borrower Loan on hold and prevent further collection action absent bankruptcy court approval. If we receive notice that a borrower has filed for protection under the federal bankruptcy laws, or has become the subject of an involuntary bankruptcy petition, we will put the borrower’s account into “bankruptcy status.” When this occurs, we terminate automatic monthly ACH debits on the Borrower Loan and we will not undertake collection activity without bankruptcy court approval. Whether any payment will ultimately be made or received on a Borrower Loan after a bankruptcy status is declared depends on the borrower’s particular financial situation. In most cases, however, unsecured creditors such as PFL receive nothing, or only a fraction of their outstanding debt and, as a result, an investor who has purchased a corresponding Note may receive none or very little of the unpaid principal and interest payable on the Note.
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
Beginning October 3, 2016, the Military Lending Act (“MLA”) prohibits requiring covered borrowers, which include active military servicemembers and their dependents, to waive the right to legal recourse or to submit to arbitration. This may delay recovery on any relevant Borrower Loans in default, and, accordingly, payments on the corresponding Notes.
If there are any amounts under such a Borrower Loan still due and owing to PFL after the final maturity of the corresponding Notes, PFL will have no further obligation to make payments  on such Notes, even if it receives payments on the Borrower Loan after the final maturity of such Notes. We do not take military service into account in assigning a Prosper Rating to loan listings. In addition, as part of the borrower registration process, we do not request borrowers to confirm if they are qualified service members or reservists within the meaning of the SCRA or the MLA. See Item 1, "Business—Government Regulation" for more information.
As of December 31, 2018, 101 Borrower Loans, with a total outstanding balance of $851 thousand are subject to the SCRA.

The Federal Trade Commission's Holder in Due Course Rule may substantially impair an investor’s ability to recoup the full purchase price of a Note or to receive the interest payments that such investor expects to receive on the Note.
The Federal Trade Commission's Holder in Due Course Rule, which in certain circumstances permits borrowers to assert any claims and defenses that they would have had against a seller of goods or services obtained with the proceeds of a loan against an originator or subsequent purchaser of the loan, could allow certain borrowers to raise such defenses against PFL to the extent of the outstanding loan balance. If such defenses are successfully raised, PFL will be unable to collect on the loan and it is unlikely that any further payment will be made on the corresponding Notes.
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
The Notes will not represent an obligation of borrowers, PMI or any other party except PFL, and are special, limited obligations of PFL. The Notes are not guaranteed or insured by PMI, any governmental agency or instrumentality, or any third party. Although PFL has granted the indenture trustee, for the benefit of the Note holders, a security interest in the Borrower Loans corresponding to the Notes, the payments and proceeds that PFL receives on such Borrower Loans, the bank account in which such Borrower Loan payments are deposited, and the accounts in which investors’ funding amounts are deposited, the Note holders do not themselves have a direct security interest in the Borrower Loans or the right to payment thereunder. If an event of default under the Amended and Restated Indenture were to occur, the Note holders would be dependent on the indenture trustee’s ability to realize on the collateral and make payments on the Notes in the manner contemplated by the Amended and Restated Indenture. In addition, although PFL will take all actions that it believes are required under applicable law to perfect the security interest of the indenture trustee in the collateral, if its analysis of the required actions is incorrect or if it fails to take any required action in a timely manner, the indenture trustee’s security interest may not be effective and holders of the Notes could be required to share the collateral (and any proceeds thereof) with PFL’s other creditors, or, if a bankruptcy court were to order the substantive consolidation of PMI and PFL (as described below), PMI’s creditors.
PFL is not obligated to indemnify Note holders or repurchase Notes except in limited circumstances.
PFL is only obligated to repurchase Notes or indemnify holders of Notes in limited circumstances. These circumstances include if (i) a material payment default under the corresponding Borrower Loan occurs as a result of verifiable identify theft; (ii) we include a Prosper Rating in a listing that is different from the Prosper Rating we calculated, or we calculate the Prosper Rating incorrectly; or (iii) if any errors in Quick Invest, Recurring Investment, or Auto Invest cause an investor to purchase a Note from PFL that such investor would not otherwise have purchased or that differs materially from the Note, in which cases PFL also has the option to cure such error.  PFL is not required to repurchase Notes or indemnify holders of Notes, however, if the Note holder’s investment is not realized in whole or in part due to fraud other than identity theft, or due to other false or inaccurate statements or omissions of fact in a listing, whether in credit data, borrower representations or similar indicia of borrower intent and ability to repay the loan. Further, PFL is under no obligation to repurchase a Note or indemnify any holder of Notes if a correctly-determined Prosper Rating fails to accurately predict the actual losses on a Borrower Loan.
PFL might incur indemnification and repurchase obligations that exceed its projections, in which case it may not have sufficient liquidity to meet its indemnification and repurchase obligations.
PFL believes its liquidity will be sufficient to meet its reasonably anticipated indemnification and repurchase obligations. In determining its expected liquidity needs with respect to indemnification and repurchase obligations, PFL considers the history of such obligations incurred by it and PMI.  Nonetheless, there can be no assurance that if PFL is obligated to repurchase a Note or indemnify a Note holder, that it will be able to meet its repurchase or indemnification obligations. If PFL is unable to meet its indemnification and repurchase obligations with respect to a Note, the investor in such Note may lose all of such investor’s investment in the Note.

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
The Notes will not be listed on any securities exchange and can be held only by registered Prosper investors. Further, no trading platform for the transfer of Notes exists and there can be no assurance a trading platform for the transfer of Notes will develop in the future. Therefore, investors should be prepared to hold the Notes they purchase until maturity.
The Notes and PMI Management Rights will not be listed on any securities exchange and all Notes and PMI Management Rights must be held by registered Prosper investors. Further, in connection with Prosper’s termination of its relationship with FOLIOfn Investments, Inc. in October 2016, a trading platform for the transfer of Notes and PMI Management Rights no longer exists. While we may, in our sole discretion, permit the establishment of another platform on which a secondary market may be made with respect to the Notes, there can be no assurance a trading platform for the Notes and PMI Management Rights will develop in the future. Therefore, Note purchasers must be prepared to hold their Notes and PMI Management Rights to maturity.
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
During the year ended December 31, 2018, we purchased $71 thousand in Notes for investment.
RISKS RELATED TO PFL AND PMI, OUR MARKETPLACE AND OUR ABILITY TO SERVICE THE NOTES
We have experienced errors on our platform that have resulted in incorrect reporting of performance returns to Note investors. If we are unable to prevent the reoccurrence of similar errors, investors could be adversely impacted.
In April 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to Note investors. On average, the error resulted in Note investors being shown annualized net return information that was approximately 260 basis points higher than the actual performance of Notes in their accounts. The error did not affect any other part of Note investors’ accounts, nor did it affect any other aspects of the platform, including the receipt and distribution of loan payments, deposits, monthly statements or tax documentation, or the Note and loan level information provided to investors.
The error was the result of errors in the code forming part of our calculation framework and reveals a risk associated with the complex programs, algorithms and inputs that support our platform. We depend on these programs, algorithms and inputs to store, retrieve, process and manage data, as well as to provide marketplace features such as our credit assessments and underwriting, the Prosper Rating, historical returns, and individual Note, Note portfolio and platform-wide performance data. Errors or other design defects within these programs, algorithms and inputs may result in a negative experience for borrowers and investors, delay introductions of new features or enhancements, or impact the information displayed on our website. They could also result in negative publicity and unfavorable media coverage, harm to our reputation, litigation, regulatory inquiries or proceedings, loss of or damage to our relationships with borrowers or investors, or loss of revenue or liability for damages, any of which could adversely affect our business and financial results.

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

Although PFL has been organized in a manner that is intended to minimize the likelihood that it will become subject to a bankruptcy proceeding, if this were to occur, the rights of holders of the Notes could be uncertain, and payments on the Notes may be limited, suspended or stopped. The recovery, if any, of a holder on a Note may therefore be substantially delayed and substantially less than the principal and interest due and to become due on the Note.
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
In addition, the commencement of the bankruptcy or similar proceeding may, as a matter of law, prevent PFL from making regular payments on the Notes, even if the funds to make such payments are available. Because the Indenture trustee would be required to enforce its security interest in the Borrower Loans in a bankruptcy or similar proceeding, the Indenture trustee's ability to make payments under the Notes would be delayed, which may effectively reduce the value of any recovery that a holder of a Note may receive (and no such recovery can be assured) by the time any recovery is available.
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
In a bankruptcy or similar proceeding for PFL, interest accruing on the Notes during the proceeding may not be part of the allowed claim of a holder of a Note. If the Note holder receives a recovery on the Note (and no such recovery can be assured), any such recovery may be based on, and limited to, the Note holder’s claim for principal and for interest accrued up to the date of the bankruptcy or similar proceeding, but not thereafter. Because a bankruptcy or similar proceeding may take months or years to complete, a claim based on principal and on interest only up to the start of the bankruptcy or similar proceeding may be substantially less than a claim based on principal and on interest through the end of the bankruptcy or similar proceeding.
If PFL becomes subject to a bankruptcy or similar proceeding, a holder of a Note may not have any priority right to payment from the corresponding Borrower Loan, may not have any right to payment from funds in the deposit account, and may not have any ability to access funds in the investors’ funding accounts (the “FBO Funding accounts”).
In a bankruptcy or similar proceeding, if PFL has failed to perfect the security interest in Borrower Loans, investors may be required to share the proceeds of the Borrower Loans upon which their Notes are dependent for payment with PFL’s other creditors, including holders of other Notes or Borrower Loans. To the extent that proceeds of the Borrower Loans would be shared with PFL’s other creditors, any secured or priority rights of such other creditors may cause the proceeds to be distributed to such other creditors before any distribution is made to investors on the corresponding Notes.
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
In addition, in the event of a bankruptcy or similar proceeding of PMI, (i) the implementation of back-up servicing arrangements may be delayed or prevented, and (ii) PMI’s ability to transfer its servicing obligations to a back-up servicer, or to transfer its other corporate and marketplace administration and marketing services to third parties may be limited and subject to the approval of the bankruptcy court or other presiding authority. The bankruptcy process may delay or prevent the implementation of back-up servicing, which may impair the collection on Borrower Loans to the detriment of holders of the Notes.
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
Pursuant to the Administration Agreement, PMI is obligated to use commercially reasonable efforts to service and collect on the Borrower Loans in accordance with industry standards. Subject to that obligation, the Administration Agreement grants PMI the authority to (i) waive or modify any non-material term of a Borrower Loan, (ii) consent to the postponement of strict compliance with any such term, and (iii) in any manner grant a non-material indulgence to any borrower. In addition, if a Borrower Loan is in default, or PMI determines a default is reasonably foreseeable or that such action is consistent with its servicing obligation, the Administration Agreement grants PMI the authority to waive or modify a material term of a Borrower Loan, to accept payment of an amount less than the principal balance in final satisfaction of a Borrower Loan and to grant any indulgence to a borrower, provided that PMI has reasonably and prudently determined that such action will not be materially adverse to the interests of the relevant Note holders. If PMI approves a modification to the terms of any Borrower Loan, it must promptly notify the corresponding Note holders in each Note holder's account.
There can be no assurance that PMI, in its capacity as servicer, will be able to collect the principal amount or interest rate agreed to and/or sell charged off Borrower Loans in the future as a result of business, regulatory or other considerations.
Prosper has incurred operating losses since inception and may continue to incur net losses in the future.
Prosper has incurred operating losses since its inception and it may continue to incur net losses in the future. For the years ended December 31, 2018 and 2017, Prosper incurred losses of $39.9 million and $115.2 million, respectively.  Additionally, from its inception through December 31, 2018, Prosper had an accumulated deficit of $420.8 million.
Prosper has financed its operations to date primarily with proceeds from the sale of equity securities. At December 31, 2018, Prosper had approximately $57.9 million unrestricted cash and cash equivalents and $22.2 million available for sale investments at fair value. PMI is dependent upon raising additional capital or debt financing to fund its current operating plan if it cannot generate sufficient positive cash flow from operations. Prosper's failure to achieve positive cash flow from operations or sufficient debt and equity financing, could adversely affect its ability to perform its obligations under the Administration Agreement and, in such event, PFL’s ability to continue to make payments on the Notes could be materially impaired.
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
PFL has a limited operating history.
PFL was formed in 2012 as a limited purpose vehicle. Under the Administration Agreement, PFL receives a license fee from PMI for granting PMI a non-exclusive, worldwide license to access and use our marketplace. In addition, PFL earns servicing fees in relation to the servicing of the Borrower Loans and Notes that it retains from collections on the Borrower Loans. PFL believes this fee income is sufficient to cover its reasonably anticipated obligations. While PFL believes that it is adequately capitalized to meet its foreseeable obligations, and that its fee income is sufficient to meet its ongoing operating costs, its financial resources are limited and could prove to be insufficient. In addition, PFL has no employees and relies on PMI, as servicer, or other third-party service providers, to perform most of its day-to-day operations. The lack of PFL’s own employees, its limited operating history, and capitalization that is less than that of PMI could make it difficult for PFL to operate at a level that will be sustainable. Absent the services to be provided to PFL by PMI pursuant to the Administration Agreement, PFL's risk management process, ability to predict loss rates and the general operation of our marketplace would have a thinner margin for error than does PMI.
The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.

The consumer lending market is competitive and rapidly changing. With the introduction of new technologies and the influx of new entrants, we expect competition to persist and intensify in the future, which could harm our ability to increase volume in our marketplace.

Our principal competitors include major banking institutions, credit unions, credit card issuers and other consumer finance companies, as well as LendingClub and other marketplace lending platforms. Competition could result in reduced volumes, reduced fees or the failure of our marketplace to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, in the future we may experience new competition including companies possessing large, existing customer bases, substantial financial resources and established distribution channels. If any of these companies or any major financial institution decided to enter our marketplace lending business, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and operating results could be harmed.

Most of our current or potential competitors have significantly more financial, technical, marketing and other resources than Prosper does and may be able to devote greater resources to the development, promotion, sale and support of their marketplaces and distribution channels. Our potential competitors may also have longer operating histories, more extensive customer bases, greater brand recognition and broader customer relationships than we have. These competitors may be better able to develop new products, to respond quickly to new technologies and to undertake more extensive marketing campaigns. Our industry is driven by constant innovation. If we are unable to compete with such companies and meet the need for innovation, the use of our marketplace could stagnate or substantially decline.
If Prosper fails to promote and maintain its brand in a cost-effective manner, it may lose market share and its revenue may decrease.
To succeed, Prosper must increase transaction volumes in our marketplace by attracting a large number of borrowers and investors in a cost-effective manner, many of whom have not previously participated in marketplace lending. If we are not able to attract qualified borrowers and sufficient investor purchase commitments, we will not be able to increase its transaction volumes. PFL believes that developing and maintaining awareness of its brand in a cost-effective manner is critical to achieving widespread acceptance of our marketplace and attracting new borrower and investors. Furthermore, we believe that the importance of brand recognition will increase as competition in the marketplace lending industry increases. Successful promotion of our brand will depend largely on the effectiveness of marketing efforts and the user experience on our marketplace. These brand promotion activities may not yield increased revenues. If we fail to successfully promote and maintain our brand, we may lose our existing users to competitors or be unable to attract new users, which would cause our revenue to decrease and may impair our ability to maintain our marketplace.
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
As with any entity with a significant Internet presence, we and the third parties that Prosper uses for website hosting occasionally have experienced cyber-attacks, breaches of our and their systems and other similar incidents, which to-date have not had a material effect on our business, operations or reputation. Future attacks are likely to occur. Our marketplace stores PFL’s investors’ and borrowers’ bank information and other personally-identifiable sensitive data. Any accidental or willful security breaches or other unauthorized access could cause users’ secure information to be stolen and used for criminal purposes. Security breaches or unauthorized access to secure information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee or contractor error, malfeasance, faulty password management or otherwise, or if design flaws in the relevant software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any investors’ or borrowers’ data, PFL’s relationships with its users could be severely damaged, and PFL (or PMI) could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and PMI’s third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our users to lose confidence in the effectiveness of PFL’s and PMI’s data security measures. Further, California has recently enacted the California Consumer Privacy Act, a comprehensive bill that affords individuals in the state affected by data breaches a private right of action against companies that have allegedly been the target of such breaches due to a failure to implement and maintain appropriate cybersecurity policies and procedures.  Any security breach, whether actual or perceived, would harm our reputations, and we could lose users.
Any significant disruption in service in our marketplace or in PMI’s computer systems could adversely affect PMI’s ability to perform its obligations under the Administration Agreement.
PMI's ability to perform its obligations under the Administration Agreement could be materially and adversely affected by events outside of its control. The satisfactory performance, reliability and availability of PMI's technology and its underlying network infrastructure are important to our respective operations, level of customer service, reputation and ability to attract new users and retain existing users. PMI's system hardware is hosted in hosting facilities located in Las Vegas, Nevada and Scottsdale, Arizona, that are owned and operated by Switch and Cyxtera, respectively. Our hosting facilities service providers do not guarantee that access to our marketplace or to PMI's own systems will be uninterrupted, error-free or secure. The operation of our marketplace and PMI's operation of its own systems depend on Switch and Cyxtera's ability to protect the relevant systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity or other environmental concerns, computer viruses or other attempts to harm them, criminal acts and similar events. If PMI's arrangement with either hosting facilities provider is terminated, or there is a lapse of service or damage to such provider's facilities, PMI could experience interruptions in providing its services under the Administration Agreement, PFL could experience interruptions in the operations of our marketplace, and both could experience delays and additional expense in arranging new facilities. Any interruptions or delays in PMI's performance of its services or in the functioning of and accessibility of our marketplace, whether as a result of a hosting facility service provider or other third-party error, PMI's error, natural disasters or security breaches, whether accidental or willful, could harm PFL's relationships with users and its reputation. Additionally, in the event of damage or interruption, PMI's insurance policies may not be sufficient for PMI to adequately compensate PFL for any losses that it may incur. PMI's disaster recovery plan has not been tested under actual disaster conditions, and PMI may not have sufficient capacity to recover all data and services in the event of an outage at one or both hosting facilities. These factors could prevent PMI from processing or posting payments on the Borrower Loans or the Notes, damage PFL's brand and reputation, divert the attention of PMI's employees, reduce PFL's revenue, subject PMI or PFL to liability and cause users to abandon our marketplace, any of which could adversely affect our respective businesses, financial condition and results of operations.
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
Competition for Prosper's employees is intense, and Prosper may not be able to attract and retain the highly skilled employees it needs to perform under the Administration Agreement.
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
In addition, Prosper invests significant time and expense in training its employees, which increases their value to competitors who may seek to recruit them. If Prosper fails to retain its employees, it could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to serve borrower and investors could diminish, resulting in a material adverse effect on PMI's ability to perform its obligations under the Administration Agreement and, in such event, PFL’s ability to continue to make payments on the Notes could be materially impaired.
Purchasers of Notes will have no control over us and will not be able to influence our corporate matters.
PFL is not offering and will not offer equity interests in its company. Investors who purchase Notes offered through our marketplace will have no equity interest in either of us and no ability to vote on or influence our decisions. As a result, PMI, which owns all of PFL's outstanding equity interests, will continue to have sole control over PFL's governance matters, subject to the presence of PFL's independent directors, whose consent will be required before PFL can take certain extraordinary actions, and subject to the limitations specified in PFL's organizational documents and the Amended and Indenture.
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
RISKS RELATED TO COMPLIANCE AND REGULATION
Our marketplace represents a novel program that must comply with regulatory regimes applicable to consumer credit transactions as well as with regulatory regimes applicable to securities transactions. The novelty of our marketplace means compliance with various aspects of such laws is untested. Certain state laws generally regulate interest rates and other charges and require certain disclosures, and also require licensing for certain activities. In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of Borrower Loans in our marketplace. Our marketplace is also subject to other laws, such as:
•the federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of their loans;
•the federal Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act;
•the federal Fair Credit Reporting Act, which regulates the use, reporting and disclosure of information related to each applicant’s credit history;
•the federal Fair Debt Collection Practices Act, which regulates debt collection practices by “debt collectors” and prohibits debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding consumer loans;
•state counterparts to the above consumer protection laws;
•state and federal securities laws, which require that any non-exempt offers and sales of the Notes be registered;
•Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service;
•the federal Gramm-Leach-Bliley Act, which includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;
•the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
•the federal Servicemembers Civil Relief Act, which allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties;
•the federal Military Lending Act, which provides specific protections for active duty service members and their dependents (or covered borrowers) in consumer credit transactions;

•the federal Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts;
•the federal Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures; and
•the federal Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures.
We may not always be in compliance with these laws. Borrowers may make counterclaims regarding the enforceability of their obligations under borrower or consumer protection laws after collection actions have commenced, or otherwise seek damages under these laws. Investors may attempt to rescind their Note purchases under securities laws, and PFL or PMI’s failure to comply with such laws could also result in civil or criminal liability.  Compliance with these requirements is also costly, time-consuming and limits operational flexibility. See Item 1, "Business—Government Regulation” for more information.
The Consumer Financial Protection Bureau is a relatively new agency, and there continues to be uncertainty as to how the agency's actions or the actions of any other new agency could impact our business or that of our issuing bank.
The Consumer Financial Protection Bureau ("CFPB"), which commenced operations in July 2011, has broad authority over the businesses in which we engage. This includes authority to write regulations under federal consumer financial protection laws, such as the Truth in Lending Act and the Equal Credit Opportunity Act, and to enforce those laws against and examine large financial institutions for compliance. The CFPB is authorized to prevent unfair, deceptive or abusive acts or practices through its regulatory, supervisory, and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the loan products we facilitate. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus.
We are subject to the CFPB's jurisdiction, including its enforcement authority. The CFPB may therefore request reports concerning our organization, business conduct, markets and activities. In addition, the CFPB may conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, based on, for example, consumer complaints, judicial opinions, or administrative decisions, that we are engaging in activities that pose risks to consumers. In addition, the CFPB has announced that it plans to make a rule for the direct supervision of nonbank installment lenders, which may permit the CFPB to conduct periodic examinations of our business.
There continues to be uncertainty as to how the CFPB's strategies and priorities, including in both its examination and enforcement processes, will impact our businesses and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected loan products and services, making them less attractive and restricting our ability to offer them.
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

Generally, failure to comply with applicable laws and regulatory requirements may, among other things, limit our or a third party collection agency's ability to collect all or part of the principal amount of or interest on the Borrower Loans on which the Notes are dependent for payment. In addition, non-compliance could subject us to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm PFL's business and ability to maintain our marketplace and may result in borrowers rescinding their Borrower Loans.

Where applicable, we seek to comply with state lending, servicing and similar statutes, and we continually evaluate our licensing needs. In U.S. jurisdictions with licensing or other requirements that we believe may be applicable to our marketplace, we have obtained necessary licenses or comply with the relevant requirements. Nevertheless, if we are found to not comply with applicable laws, we could lose one or more of our licenses or face other sanctions, which may have an adverse effect on our ability to continue to facilitate the origination of Borrower Loans through our marketplace, and on our ability to perform servicing obligations or make our marketplace available to borrowers in particular states, which may impair investors' ability to receive the payments of principal and interest on the Notes that they expect to receive.
If our marketplace were found to violate a state's usury laws, we may have to alter our business model and our business could be harmed.
If our marketplace were found to violate a state's usury laws, we may have to alter our business model and our business could be harmed. The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are based upon the ability under federal law of the issuing bank that originates the loan to export the interest rates of the state where it is located and on Prosper's ability to assist the bank in arranging such loans. WebBank, the bank that issues loans through our marketplace, exports the interest rates of Utah, which allows parties to generally agree by contract to any interest rate. The interest rates offered by WebBank through our marketplace for Borrower Loans as of December 31, 2018 range from 5.31% to 31.82%, which equate to interest rates for Note investors that range from 4.31% to 30.82%. Some states where borrowers are located, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our marketplace. If a borrower were to successfully bring claims against us for state usury or other state law violations, we could be subject to fines and penalties. Further, if the current structure under which WebBank makes loans through our marketplace were successfully challenged, we may have to substantially modify our business operations and may be required to maintain state-specific licenses and only provide a limited range of interest rates for Borrower Loans, all of which may substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results. Recent litigation has successfully challenged lending arrangements in which banks or other exempt entities make loans and sell those loans to a third party charged with servicing the loans.
In addition, it is possible that state usury laws may impose liability that could affect an assignee's (i.e., PFL's and/or an investor who purchases Borrower Loans from PFL) ability to continue to charge to borrowers the interest rates that they agreed to pay at origination of their Borrower Loans.
As discussed in Part I, Item 1, "Business—Government Regulation—State Usury Laws" above, in Madden v. Midland Funding, LLC, the Court of Appeals for the Second Circuit concluded that the debt buyer of a charged off credit card account could not rely on the National Bank Act's preemption of state interest rate limits for interest at rates imposed by the debt buyer after chargeoff.  The decision, which is binding on federal courts in Connecticut, New York and Vermont, has created some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and may create an increased risk of litigation by plaintiffs challenging our ability to collect interest in accordance with the terms of Borrower Loans. While the Madden decision specifically addressed preemption under the National Bank Act, it could support future challenges to federal preemption for other institutions, including an FDIC-insured, state chartered industrial bank like WebBank. However, although there can be no assurances as to the outcome of any potential litigation, or the possible impact of the litigation on our marketplace, we believe the Madden case addressed facts that are not presented by our marketplace lending platform and thus would not apply to Borrower Loans.
More recently, in January 2017, the Administrator of the Colorado Uniform Consumer Credit Code filed suits against online loan platforms Marlette Funding, LLC and Avant, Inc. The Administrator claims that loans to Colorado residents facilitated through these platforms were required to comply with Colorado laws regarding interest rates and fees, and that such laws were not preempted by the federal laws that apply to loans originated by Cross River Bank and WebBank, the federally regulated issuing banks that originate loans through the platforms operated by Marlette and Avant, respectively. In response to the Colorado regulator's lawsuits, Cross River Bank and WebBank have each intervened in the state court case filed against Marlette and Avant, respectively. We are currently in discussions with Colorado Department of Law regarding the terms of the loans offered to Colorado residents. However, no assurance can be provided as to the timing or outcome of these matters.
We and our counsel are monitoring these matters closely and, as developments warrant, we will consider any necessary changes to our marketplace required to avoid the impact of these cases on our business model. Because of investor demand, the maximum annual percentage rates offered through our marketplace may be lower in some states than others.

We rely on agreements with WebBank, pursuant to which WebBank originates loans on a uniform basis to qualified borrowers throughout the United States and sells and assigns those loans to PFL. If our relationships with WebBank were to end, we may need to rely on individual state lending licenses to originate Borrower Loans.
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
Additional state consumer protection laws would be applicable to the Borrower Loans facilitated through our marketplace if one or both of us were re-characterized as a lender, and the Borrower Loans could be voidable or unenforceable. In addition, we could be subject to claims by borrowers, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on us.
As Internet commerce develops, federal and state governments may draft and propose new laws to regulate Internet commerce, which may negatively affect our businesses.
As Internet commerce continues to evolve, increasing regulation by federal and state governments becomes more likely. Our businesses could be negatively affected by the application of existing laws and regulations or the enactment of new laws applicable to marketplace lending. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our users in the form of increased fees. In addition, federal and state governmental or regulatory agencies may decide to impose taxes on services provided over the Internet. These taxes could discourage the use of the Internet as a means of consumer lending, which would adversely affect the viability of our marketplace.
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
Auto Invest is an automated loan search tool that makes it easier for investors to build their desired portfolio of Notes by automatically investing any available funds in an investor’s account in Notes that match the investor’s specified investment criteria and allocation targets. An investor using Auto Invest is asked to select (i) a loan allocation target, or a target mix of loans based on Prosper Ratings, and (ii) the amount he or she wishes to invest per Note. The investor has the option of selecting a target from Prosper’s series of preset loan allocations based on the recent historical loan inventory on the marketplace, any of which may be customized by changing the individual allocation targets for each Prosper Rating, or he or she can create a custom loan allocation target across Prosper Ratings based on his or her specific risk tolerance. If he or she wishes, the investor can further customize his or her investment criteria by applying additional filters, such as loan term and employment status. The investor can also set aside a percentage of his or her portfolio as a cash reserve that will not be invested by Auto Invest. Investors may update their target allocations, cash reserve and other investment criteria, and pause and restart Auto Invest, at any time. Once the investor turns on Auto Invest, the tool may immediately begin placing orders for Notes in accordance with the investor’s current and target allocations and other criteria. The mix of Notes in any particular order may not match the investor’s individual loan allocation targets, but over time Auto Invest will place orders so that the aggregate holdings in the investor’s portfolio will approximate, to the extent possible, the allocation specified in his or her investment criteria. For more information about the Auto Invest tool and how it works, see "About the Marketplace—How to Bid to Purchase Notes—Auto Invest."

Since the Notes purchased through Recurring Investment, Auto Invest and Quick Invest are the same as Notes purchased manually, they present the same risks of non-payment as all Notes that may be purchased through our marketplace. For example, there is a risk that a Borrower Loan identified through Recurring Investment, Auto Invest or Quick Invest may become delinquent or default, and that the estimated return or historical return (as applicable) for that loan individually, or the estimated return or historical return (as applicable) for the allocation target or the basket of Notes selected by Recurring Investment, Auto Invest or Quick Invest as a whole, may not accurately reflect the actual return on such loan or Notes. If this were to occur, an investor who purchased a Note from PFL through Recurring Investment, Auto Invest or Quick Invest could pursue a claim against PFL in connection with its representations regarding the performance of the Borrower Loans bid upon through Recurring Investment, Auto Invest or Quick Invest, respectively. An investor could pursue such a claim under various anti-fraud theories under federal and state securities law.
We may face liability under state and federal securities law for statements in our prospectus and in other communications that could be deemed to be an offer to the extent that such statements are deemed to be false or misleading.
Loan listings and other borrower information available on PFL's website as well as in sales and listing reports are statements made in connection with the purchase and sale of securities that are subject to the antifraud provisions of the Exchange Act and the Securities Act. In general, these liability provisions provide a purchaser of the Notes with a right to bring a claim against one or both of us for damages arising from any untrue statement of material fact or failure to state a material fact necessary to make any statements made not misleading. Even though PFL and PMI have advised investors of what they believe to be the material risks associated with an investment in the Notes and PMI management rights, the SEC or a court could determine that they have not advised investors of all of the material facts regarding an investment in the Notes and PMI Management Rights, which could give investors the right to rescind their investment and obtain damages, and could subject PFL and PMI to civil fines or criminal penalties in addition to any such rescission rights or damages.
PMI and PFL’s activities in connection with the offer and sale of securities through our marketplace could result in potential violations of federal securities law and result in material liability to PFL and PMI.
PFL and PMI’s respective businesses are subject to federal and state securities laws that may limit the kinds of activities in which PFL and PMI may engage and the manner in which they engage in such activities. For example, changes to the manner in which PFL offers and sells Notes or other securities through our marketplace could be viewed by the SEC or a state securities regulator as involving the creation or sale of new, unregistered securities. In such circumstances, the failure to register such securities could subject PFL to liability and the amount of such liability could be meaningful. In addition, in 2008, PMI entered into a settlement with the SEC pursuant to which PMI agreed to cease and desist from committing or causing any violations or any future violations of Sections 5(a) and (c) of the Securities Act. Failure to comply with that order could result in material civil or criminal liability, which could materially adversely affect PMI’s business and PFL’s offering of Notes.

Item 1B.   Unresolved Staff Comments
Not applicable.
Item 2.   Properties
Our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, is located in San Francisco, California, where we lease approximately 50,000 square feet of office space under leases that will expire February 28, 2023. We also have entered into leases for approximately 46,000 square feet of office space located in Arizona and Utah. We believe that our facilities are adequate to meet our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.    Legal Proceedings
Prosper's disclosure set forth under Note 17, Commitments and Contingencies—SEC Inquiry, of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K is incorporated herein by reference.
Prosper Funding's disclosure set forth under Note 8, Commitments and Contingencies—SEC Inquiry, of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K is incorporated herein by reference.
On April 21, 2009, PMI and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between PMI and the states in which PMI, under its initial platform structure, offered promissory notes for sale directly to investor members prior to November 2008. The consent order involves payment by PMI of up to an aggregate of $1 million in penalties, which have been allocated among the states based on PMI’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of PMI’s promissory note sale activities prior to November 2008. Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order; however, no state is obliged to do so, and there is no deadline by which a state must make its decision. PMI is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against PMI, subject to any applicable statute of limitations. As of December 31, 2018, PMI has entered into consent orders with 34 states and the District of the Columbia and has paid an aggregate of $0.78 million in penalties in connection therewith.
Item 4.   Mine Safety Disclosures
Not applicable.
Part II
Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information; Holders of Record
There is no established public trading market for PMI's or PFL's common equity. As of December 31, 2018, there were approximately 341 holders of record of PMI’s common stock. As of December 31, 2018, PMI owns 100% of PFL's membership interests.
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
During the year ended December 31, 2018, PMI issued 8,200 shares of common stock upon the exercise of warrants for an aggregate exercise price per share of $0.02. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.

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

Item 6.    Selected Financial Data
Prosper Marketplace, Inc.
The following selected historical consolidated financial data of Prosper Marketplace Inc. should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our consolidated financial statements, and the related notes under Item 15, “Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017, are derived from our audited consolidated financial statements appearing under Item 15, “Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2015 and 2014, the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollar amounts in thousands, except per share information)
Revenues
Operating Revenues
Transaction Fees, Net	$123,373	$130,174	$95,130	$161,708	$68,229
Servicing Fees, Net	29,025	27,206	28,903	17,238	4,552
Gain (Loss) on Sale of Borrower Loans	13,147	11,431	3,637	14,151	3,227
Fair Value of Warrants Vested on Sale of Borrower Loans	(72,316)	(60,122)	—	—	—
Other Revenues	4,697	4,806	5,245	7,687	1,828
Total Operating Revenues	97,926	113,495	132,915	200,784	77,836
Interest Income
Interest Income on Borrower Loans	57,716	47,208	44,649	41,606	42,087
Interest Expense on Notes	(45,886)	(43,954)	(41,187)	(38,174)	(38,734)
Net Interest Income	11,830	3,254	3,462	3,432	3,353
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(5,395)	(514)	(372)	59	128
Total Net Revenues	104,361	116,235	136,005	204,275	81,317
Expenses
Origination and Servicing	35,116	34,881	33,944	31,139	14,098
Sales and Marketing	77,997	83,462	70,146	112,284	41,971
General and Administrative	72,371	75,686	102,735	86,480	27,917
Restructuring Charges	1,762	1,340	17,027	—	—
Change in Fair Value of Convertible Preferred Stock Warrants	(45,003)	29,140	7	—	—
Other Expenses, Net	1,891	7,392	30,341	—	—
Total Expenses	144,134	231,901	254,200	229,903	83,986
Net Loss Before Taxes	(39,773)	(115,666)	(118,195)	(25,628)	(2,669)
Income Tax Expense	172	(508)	546	340	0
Net Loss	$(39,945)	$(115,158)	$(118,741)	$(25,968)	$(2,669)
Excess Return to Preferred Shareholders on Repurchase	—	—	—	—	(14,892)
Net Loss Applicable to Common Shareholders	$(39,945)	$(115,158)	$(118,741)	$(25,968)	$(17,561)
Net Loss Per Share – Basic and Diluted	$(0.57)	$(1.65)	$(1.85)	$(0.47)	$(0.39)
Weighted-Average Shares - Basic and Diluted	70,384,501	69,687,836	64,196,537	55,547,408	44,484,005
Stock-based compensation included in the consolidated statements of operations data above was as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014

Origination and Servicing	$911	$996	$2,004	$1231	$104
Sales and Marketing	451	553	2,914	2561	767
General and Administrative	7,039	10,689	14,824	9,219	1,150
Restructuring	—	—	45	—	—
Total stock based compensation	$8,401	$12,238	$19,787	$13,011	$2,021

	As of December 31,
	2018	2017	2016	2015	2014

Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$57,945	$45,795	$22,337	$66,295	$50,557
Restricted Cash	149,114	152,668	163,907	151,223	81,300
Available for Sale Investments, at Fair Value	22,173	53,147	32,769	73,187	—
Borrower Loans, at Fair Value	263,522	293,005	315,627	297,273	273,243
Total Assets	753,631	623,735	623,846	685,624	440,158
Notes at Fair Value	264,003	293,948	316,236	297,405	273,783
Total Liabilities	728,304	567,357	512,781	477,056	364,387
Total Convertible Preferred Stock and Stockholders' Deficit	25,327	56,378	111,065	208,568	75,771

Prosper Funding LLC
The following selected historical consolidated financial data of Prosper Funding LLC should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our consolidated financial statements, and the related notes under Item 15, “Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017, are derived from our audited consolidated financial statements appearing under Item 15, “Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2015 and 2014, the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollar amounts in thousands, except per share information)
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	$105,709	$101,500	$36,630	$57,919	$28,519
Servicing Fees, Net	27,943	25,963	28,604	16,218	4,168
Gain on Sale of Borrower Loans	(58,027)	(48,691)	3,637	14,151	3,733
Other Revenues	270	170	478	1,500	—
Total Operating Revenues	75,895	78,942	69,349	89,788	36,420
Interest Income on Borrower Loans	43,569	47,208	44,649	41,380	42,370
Interest Expense on Notes	(40,656)	(43,954)	(41,187)	(38,174)	(38,734)
Net Interest Income	2,913	3,254	3,462	3,206	3,636
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(701)	(514)	(372)	59	209
Total Net Revenues	78,107	81,682	72,439	93,053	40,265
Expenses
Administration Fee – Related Party	70,491	70,359	62,203	62,786	24,966
Servicing	6,140	6,103	5,395	3,705	1,509
General and Administrative	597	379	1,321	1,227	506
Other Expenses, Net	—	—	30,704	—	—
Total Expenses	77,228	76,841	99,623	67,718	26,981
Total Net Income (Loss)	$879	$4,841	$(27,184)	$25,335	$13,284

	As of December 31,
	2018	2017	2016	2015	2014

Consolidated Balance Sheet Data:
Cash and Cash Equivalents	11,163	8,223	6,929	15,026	23,777
Restricted Cash	136,018	140,092	147,983	139,937	73,103
Borrower Loans Receivable at Fair Value	263,522	293,005	315,627	297,273	273,243
Total Assets	433,002	464,045	495,185	475,691	385,240
Notes at Fair Value	264,003	293,948	316,236	297,405	273,783
Total Liabilities	401,757	433,679	463,860	439,386	338,949

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
During the year ended December 31, 2018, our marketplace facilitated $2.8 billion in Borrower Loan originations, of which $2.7 billion were originated through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period. During the quarter ended December 31, 2018, our marketplace facilitated $585 million in Borrower Loan originations, of which $543 million were originated through our Whole Loan Channel, representing 93% of the total Borrower Loans originated through our marketplace during this period. From inception through December 31, 2018 our marketplace has facilitated $14.0 billion in Borrower Loan originations, of which $12.4 billion were originated through our Whole Loan Channel, representing 89% of the total Borrower Loans originated through our marketplace during this period.
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

Results of Operations
Key Operating and Financial Metrics (in thousands)

	Year Ended December 31,
	2018	2017	2016
Loan Originations	$2,836,720	$2,876,055	$2,187,600
Transaction Fees, Net	123,373	130,174	95,130
Whole Loans Outstanding (1)	3,738,692	3,717,825	3,543,522
Servicing Fees, Net	29,025	27,206	28,903
Total Net Revenue	104,361	116,235	136,005
Core Revenue (2)	176,677	176,357	136,005
Net Loss	(39,945)	(115,158)	(118,741)
Adjusted EBITDA (2)	9,448	5,460	(37,991)
(1) Balance as of December 31.
(2) Core Revenue and Adjusted EBITDA are non-GAAP Financial measures. For more information regarding these measures and reconciliations of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures”
Overview
The following table summarizes our net loss for the years ended December 31, 2018, 2017 and 2016 (dollar amounts in thousands):

	Year Ended December 31,
	2018	2017	% Change	2017	2016	% Change
Total Net Revenues	$104,361	$116,235	(10)%	$116,235	$136,005	(15)%
Total Expenses	144,134	231,901	(38)%	231,901	254,200	(9)%
Net Loss Before Taxes	(39,773)	(115,666)	(66)%	(115,666)	(118,195)	(2)%
Income Tax Expense	172	(508)	(134)%	(508)	546	193%
Net Loss	$(39,945)	$(115,158)	(65)%	$(115,158)	(118,741)	(3)%
Total net revenue for the year ended December 31, 2018 decreased 10% when compared to the year ended December 31, 2017, primarily due to an increase of $12.2 million of rebates that were issued to members of the Consortium (as defined in Note 16 of the accompanying notes to PMI's consolidated financial statements) via the issuance of Convertible Preferred Stock Warrants that vested during the year ended December 31, 2018. Total expenses for the year ended December 31, 2018 decreased $87.8 million, a 38% decrease from the year ended December 31, 2017, primarily due to a decrease in the fair value of the preferred stock warrant liability of $45.0 million in the year ended December 31, 2018 compared to a $29.1 million increase in the year ended December 31, 2017 and a $5.5 million decrease in other expenses for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The $5.5 million decrease in other expense was partially driven by impairment charges, which we incurred in the year ended December 31, 2017 (see below for further details). Net Loss for the year ended December 31, 2018 decreased $75.2 million, primarily due to the decrease in expenses explained above.
Total loan originations on the platform increased 31% in 2017 over 2016, which resulted in an increase in transaction fees of 37% or $35.0 million. Total net revenues for the year ended December 31, 2017 decreased approximately $19.8 million, a 15% decrease from the year ended December 31, 2016. This was primarily due to the $60.1 million of rebates that were provided to members of the Consortium via the issuance of Convertible Preferred Stock Warrants that vested during the year ended December 31, 2017. Total expenses for the year ended December 31, 2017 decreased $22.3 million, a 9% decrease from the year ended December 31, 2016, primarily due to a decrease in general and administrative expenses of $27.0 million, restructuring charges of $15.7 million and other expenses of $23.0 million as Prosper continued to realize the cost savings from the restructuring that took place in 2016. These decreases in expenses were offset by a $29.1 million increase in the fair value of the preferred stock warrant liability and a $13.3 million increase in sales and marketing expenses in 2017. Net loss for the year ended December 31, 2017 decreased $3.6 million, a 3% decrease from the year ended December 31, 2016, primarily due to the decreased expenses experienced in 2017.
Origination Volume
From inception through December 31, 2018, a total of 1,095,789 Borrower Loans, totaling $14.0 billion, were originated through our marketplace. During the year ended December 31, 2018, 211,084 Borrower Loans totaling $2.8 billion were originated through our marketplace as compared to 223,002 Borrower Loans totaling $2.9 billion originated during the year ended December 31, 2017, which represented a unit decrease of 5% and a dollar decrease of 1%.
The decrease in originations Prosper experienced during the year ended December 31, 2018 was primarily due to the impact of credit tightening actions focused on borrowers' ability to pay and borrower rate increases in a rising interest rate environment.
Loan origination volume by Prosper Rating was as follows (in millions):

	Year Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
AA	$351	12%	$197	7%	$240	11%
A	578	20%	365	13%	459	21%
B	708	25%	641	22%	528	24%
C	732	26%	872	30%	575	26%
D	317	11%	501	17%	259	12%
E	122	4%	236	8%	96	4%
HR	29	1%	64	2%	31	1%
Total	$2,837		$2,876		$2,188

During 2018, the mix of originations on the Prosper platform was relatively higher credit quality when compared to 2017, as Prosper tightened its credit underwriting to reduce borrower defaults across its platform.
Results of Operations
Revenues
The following table summarizes our revenue for the years ended December 31, 2018, 2017 and 2016 (dollar amounts in thousands):

	Year Ended December 31,
	2018	2017	% Change	2017	2016	% Change
Operating Revenues
Transaction Fees, Net	$123,373	$130,174	(5)%	$130,174	95,130	37%
Servicing Fees, Net	29,025	27,206	7%	27,206	28,903	(6)%
Gain on Sale of Borrower Loans	13,147	11,431	15%	11,431	3,637	214%
Fair Value of Warrants Vested on Sale of Borrower Loans	(72,316)	(60,122)	20%	(60,122)	—	100%
Other Revenues	4,697	4,806	(2)%	4,806	5,245	(8)%
Total Operating Revenues	97,926	113,495	(14)%	113,495	132,915	(15)%
Interest Income
Interest Income on Borrower Loans	57,716	47,208	22%	47,208	44,649	6%
Interest Expense on Notes and Warehouse Line	(45,886)	(43,954)	4%	(43,954)	(41,187)	7%
Net Interest Income	11,830	3,254	264%	3,254	3,462	(6)%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(5,395)	(514)	950%	(514)	(372)	38%
Total Net Revenues	104,361	116,235	(10)%	116,235	136,005	(15)%
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
Transaction fees decreased by 5% for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a lower average transaction fee of 4.35% for the year ended December 31, 2018, a decrease from 4.53% for the year ended December 31, 2017. The decrease in the average transaction fee was due to the higher proportion of loans with a Prosper rating of AA being originated on the platform during 2018. These loans have a transaction fee rate that is lower on average.
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
Servicing Fees, Net
We earn a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates us for the costs we incur in servicing the Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. The servicing fee is generally set at 1% to 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The increase in servicing fees during the year ended December 31, 2018 was due to the increase in collection fees and higher overall average whole loan balance as compared to the year ended December 31, 2017. The decrease in servicing fees for 2017 compared to 2016 was due to the decrease in the average unpaid balance of Borrower Loans being serviced.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The increase in 2018 compared to 2017 was due to $3.2 million less of cash rebates that were issued in 2018 when compared to 2017.

The increase in 2017 compared to 2016 was due to an increase in loans originated through the platform as described above and $1.9 million less of cash rebates that were issued in 2017 when compared to 2016.
Fair Value of Warrants Vested on the Sale of Borrower Loans
Fair Value of Warrants Vested on the Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vest when the Consortium purchases whole loans under the Consortium Purchase Agreement (as defined in Note 16 of the accompanying notes to PMI's consolidated financial statements) that was signed in February 2017. The increase of $12.2 million recognized primarily related to an increase in the number of warrants that vested during the year ended December 31, 2018.
Other Revenues
Other Revenues consist primarily of securitization fees and credit referral fees. Credit referral fees are where partner companies pay us an agreed upon amount for referrals of customers from our platform. Securitization fees represent fees Prosper earns to facilitate securitizations for purchasers of borrower loans. The changes in this account were not significant.
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
The increase during the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to the net interest earned on the borrower loans purchased by Prosper with funding from the Warehouse Line (as defined in Note 10 of the accompanying notes to PMI's consolidated financial statements).  Overall, the decrease in net interest income for 2017 compared to 2016 was primarily driven by the decrease in volume of Borrower Loans originated through the Note Channel.
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net
The fair value of Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans, Loans Held for Sale and Notes include prepayment rates derived from historical prepayment rates for each credit grade, default rates derived from historical performance, recovery rates and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. Loans Held for Sale are valued using the same approach as the Borrower Loans held at fair value. The increase in the change in fair value of loans held for sale was due to fair value changes on the loans purchased via the Warehouse Line.
The following table summarizes the fair value adjustments for the years ended December 31, 2018, 2017 and 2016, respectively (dollar amounts in thousands):

	Year ended December 31,
	2018	2017	2016
Borrower Loans	$(31,265)	$(25,552)	$(25,934)
Loans Held for Sale	(4,616)	7	(7)
Notes	30,574	25,031	25,569
Total	$(5,307)	$(514)	$(372)

Expenses
The following table summarizes our expenses for the years ended December 31, 2018, 2017 and 2016 (dollar amounts in thousands):

	Year ended December 31,
	2018	2017	% Change	2017	2016	% Change
Expenses
Origination and Servicing	$35,116	$34,881	1%	$34,881	$33,944	3%
Sales and Marketing	77,997	83,462	(7)%	83,462	70,146	19%
General and Administrative - Research and Development	17,066	16,383	4%	16,383	26,214	(38)%
General and Administrative - Other	55,305	59,303	(7)%	59,303	76,521	(23)%
Change in Fair Value of Convertible Preferred Stock Warrants	(45,003)	29,140	(254)%	29,140	7	100%
Restructuring Charges	1,762	1,340	31%	1,340	17,027	(92)%
Other Expenses, Net	1,891	7,392	(74)%	7,392	30,341	(76)%
Total Expenses	$144,134	$231,901	(38)%	231,901	254,200	(9)%
As of December 31, 2018, 2017 and 2016, we had 415, 377 and 355 full-time employees, respectively.  The following table reflects full-time employees as of December 31, 2018, 2017 and 2016 by department.

	December 31,
	2018	2017	2016
Origination and Servicing	160	163	151
Sales and Marketing	17	13	28
General and Administrative - Research and Development	97	81	78
General and Administrative - Other	141	120	98
Total Headcount	415	377	355
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The increase in Origination and Servicing costs in 2018 compared to 2017 was not significant.
The increase in 2017 compared to 2016 of 3% was primarily due to $1.8 million in increased amortization costs for internal use software and $1.9 million due to increased use of outsourced services. The increase was offset by a decrease in compensation costs of $2.9 million.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing, as well as the compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the year ended December 31, 2018 compared to the year ended December 31, 2017, the decrease of 7% was largely due to decreased variable costs. These decreases included a $20.2 million or 34% decrease in direct mailing costs as Prosper decreased the volume of its direct mail campaigns. This was partially offset by a $12.2 million, or 92%, increase in partnership costs as Prosper significantly increased partnership activities, and a $1.4 million, or 18%, increase in online marketing costs.
For the year ended December 31, 2017 compared to the year ended December 31, 2016, the increase of 19% was largely due to increased variable costs as Prosper increased its marketing efforts to increase demand from borrowers given the greater availability of funding from investors. These increases included a $17.1 million, or 41%, increase in direct mailing costs as Prosper increased the volume of its direct mail campaigns, a $3.7 million, or 38%, increase in partnership costs as Prosper significantly increased partnership activities and a $3.9 million, or 107%, increase in online marketing costs. These increases were offset by a $7.8 million or 72% decrease in compensation costs as Prosper significantly reduced its sales and marketing headcount in 2016.
General and Administrative – Research and Development
Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees and related vendor costs. The increase of 4% in Research and Development costs in 2018 compared to 2017 was primarily due to an increase in compensation costs of $0.3 million as a result of an increase in headcount.
The decrease in 2017 compared to 2016 of 38% was primarily due to a decrease in compensation costs of $8.0 million and a decrease of $1.5 million due to lower contractor and consultant usage. Compensation costs decreased as a result of the decrease in headcount in 2016.
General and Administrative – Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The decrease of 7% in General and Administrative – Other expenses was primarily the result of a decrease in compensation expense of $1.9 million, a decrease in amortization of property and equipment of $1.2 million and a decrease in amortization of intangibles of $1.0 million. Compensation costs decreased primarily because of a decrease in stock based compensation.
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
Changes in the Fair Value of Convertible Preferred Stock Warrants
Changes in the Fair Value of Convertible Preferred Stock Warrants moved to a gain in 2018 over 2017 due to a decrease in the fair value of the underlying convertible preferred stock in 2018.
Restructuring Charges
Restructuring costs consist of personnel and facilities related costs related to the strategic restructuring of the business that Prosper announced on May 3, 2016. For 2017 and 2018, the expenses relate to adjustments to fair value of the existing liabilities and accretion expense on the remaining liability. The 2016 restructuring included the termination of certain employees in our Phoenix, Arizona and San Francisco, California locations and the closing of our Salt Lake City, Utah location. Personnel costs include employee severance and benefits for the termination of 167 employees. Facilities charges include estimated losses on the sublease and lease termination costs for properties in Phoenix, Salt Lake City and San Francisco. Additionally, in the fourth quarter of 2016, Prosper incurred additional restructuring expenses when it closed its office in Tel Aviv, Israel and ceased the use of leased office space in Delaware. The closure of the Tel Aviv office included the termination of 31 employees.
Other Expenses, Net
Other Expenses, Net consist of interest income, proposed SEC settlement costs, contract termination costs and impairment charges on assets held for sale. In 2018, this largely consisted of the $3.0 million of expense for the proposed settlement with the SEC related to the annualized net return matter, which costs were offset by interest income on available for sale securities.  For more information on the proposed SEC settlement costs, please refer to Note 17, Commitments and Contingencies of the accompanying notes to PMI's consolidated financial statements. In 2017, management recorded an impairment charge of $6.4 million related to the intangible assets associated with the Prosper Daily application and Prosper settled certain rebates related to the purchase of whole loans by members of the Consortium prior to the closing of the Consortium transaction via the issuance of Convertible Preferred Stock Warrants at a loss of $1.5 million over the cash settlement amount. In 2016, Prosper negotiated the termination of a contract with Colchis Capital Management, L.P. ("Colchis"). In exchange for termination of the contract Prosper agreed to pay Colchis $9 million and issue a warrant to purchase shares of a new series of preferred stock representing 7% of Prosper's capitalization as of the date of issuance for $0.01 per share. The fair value of the warrants at the time of contract termination was $21.7 million.
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
The Fair Value of Warrants Vested on the Sale of Borrower Loans relates to the Consortium Purchase Agreement. This agreement expires in 2019 and Prosper currently does not expect to sign a similar agreement to replace it. As a result we believe that providing the Core Revenue metric that excludes the impact of our Fair Value of Warrants Vested on Sale of Borrower Loans is useful to investors.
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
Because of these limitations, you should consider Core Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with US GAAP. The following table presents a reconciliation of Total Net Revenue to Core Revenue for each of the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Total Net Revenue	$104,361	$116,235	$136,005
Less: Fair Value of Warrants Vested on Sale of Borrower Loans	(72,316)	(60,122)	—
Core Revenue	$176,677	$176,357	$136,005
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as Net Loss adjusted for interest income on available for sale securities and cash and cash equivalents, proposed SEC settlement costs, income tax expense, depreciation and amortization, impairment of intangible assets, stock based compensation expense, fair value of warrants vested on the sale of borrower loans, restructuring charges, and fair value adjustments for warrant liabilities. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.
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
•Contract termination charges. We have incurred contract termination charges that are included in our GAAP financial statements, related to a material contract termination. We exclude this item from our non-GAAP financial measures when evaluating our continuing business performance as such items do not reflect expected future operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or historical operations of our business.

•SEC settlement costs. Our GAAP financial statements include settlement costs incurred for a proposed settlement with the SEC related to the annualized net return matter. We exclude this item from our non-GAAP financial measures when evaluating our continuing business performance as such items do not reflect expected future operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or historical operations of our business.
The following table presents a reconciliation of Net Loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net Loss	$(39,945)	$(115,158)	$(118,741)
Fair Value of Warrants Vested on Sale of Borrower Loans	72,316	60,122	—
Depreciation expense:
Servicing and Origination	5,664	5,853	4,083
General & Administration - Other	3,926	5,110	5,298
Amortization of Intangibles	378	1,385	3,838
Impairment of Intangibles	—	6,399	—
Stock-based Compensation	8,401	12,238	19,787
Restructuring Charges	1,762	1,340	17,027
Change in the Fair Value of Warrants	(45,003)	29,140	7
Interest Income on Available for Sale Securities, Cash and Cash Equivalents	(1,223)	(461)	(547)
Contract Termination	—	—	30,711
SEC Settlement Costs	3,000	—	—
Income Tax Expense (Benefit)	172	(508)	546
Adjusted EBITDA	$9,448	$5,460	$(37,991)
Expenses on the Consolidated Statement of Operations include the following amount of stock based compensation for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Origination and servicing	$911	$996	$2,004
Sales and marketing	451	553	2,914
General and administrative	7,039	10,689	14,824
Restructuring	—	—	45
Total stock based compensation	$8,401	$12,238	$19,787

Quarterly Results of Operations
The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters ended December 31, 2018. The unaudited quarterly statement of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited quarterly statement of operations data. Our historical results are not necessarily indicative of our future operating results. The following quarterly consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (dollar amounts in thousands, except per share information):

Quarters Ended	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues
Operating Revenues
Transaction Fees, Net	$25,806	$28,225	$37,988	$31,354
Servicing Fees, Net	7,017	7,339	7,487	7,184
Gain on Sale of Borrower Loans	2,496	3,139	4,163	3,350
Fair Value of Warrants Vested on Sale of Borrower Loans	(16,844)	(19,561)	(20,633)	(15,279)
Other Revenues	878	1,453	1,015	1,352
Total Operating Revenues	19,353	20,595	30,020	27,961
Interest Income
Interest Income on Borrower Loans	15,711	15,088	14,556	12,360
Interest Expense on Notes and Warehouse Line	(11,914)	(11,772)	(11,471)	(10,729)
Net Interest Income	3,797	3,316	3,085	1,631
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(1,595)	(3,229)	(1,430)	858
Total Net Revenues	21,555	20,682	31,675	30,450
Expenses
Origination and Servicing	8,790	8,313	9,192	8,821
Sales and Marketing	14,849	23,415	20,907	18,828
General and Administrative	17,439	18,066	18,151	18,715
Restructuring Charges, Net	950	218	271	323
Change in Fair Value of Convertible Preferred Stock Warrants	(27,119)	(9,283)	(3,998)	(4,604)
Other Expenses, Net	2,668	(276)	(258)	(242)
Total Expenses	17,577	40,453	44,265	41,841
Net Loss Before Taxes	3,978	(19,771)	(12,590)	(11,391)
Income Tax Expense	145	8	9	10
Net Income (Loss)	$3,833	$(19,779)	$(12,599)	$(11,401)
Less: Net Income Allocated to Participating Securities	(3,234)	—	—	—
Net Income (Loss) Attributable to Common Stockholders	$599	$(19,779)	$(12,599)	$(11,401)
Net Income (Loss) Per Share – Basic	$0.01	$(0.28)	$(0.18)	$(0.16)
Net Income (Loss) Per Share – Diluted	$0.01	$(0.28)	$(0.18)	$(0.16)
Weighted-Average Shares - Basic	70,384,501	70,394,269	70,362,716	70,302,910
Weighted-Average Shares - Diluted	110,584,811	70,394,269	70,362,716	70,302,910

Quarters Ended	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues
Operating Revenues
Transaction Fees, Net	$30,632	$37,250	$35,423	$26,869
Servicing Fees, Net	7,284	6,976	6,793	6,154
Gain (Loss) on Sale of Borrower Loans	3,574	4,373	3,803	(318)
Fair Value of Warrants Vested on Sale of Borrower Loans	(18,157)	(21,772)	(16,887)	(3,307)
Other Revenues	1280	1390	1415	720
Total Operating Revenues	24,613	28,217	30,547	30,118
Interest Income
Interest Income on Borrower Loans	11,636	12,065	12,007	11,499
Interest Expense on Notes and Warehouse Line	(10,851)	(11,247)	(11,177)	(10,678)
Net Interest Income	785	818	830	821
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(317)	(173)	70	(94)
Total Net Revenues	25,081	28,862	31,447	30,845
Expenses
Origination and Servicing	8,341	9,263	8,873	8,404
Sales and Marketing	21,829	21,947	20,131	19,555
General and Administrative	18,088	18,123	18,758	20,717
Restructuring Charges, Net	682	86	647	(75)
Change in Fair Value of Convertible Preferred Stock Warrants	—	6,323	22,416	401
Other Expenses, Net	(213)	(25)	1,930	5,700
Total Expenses	48,727	55,717	72,755	54,702
Net Loss Before Taxes	(23,646)	(26,855)	(41,308)	(23,857)
Income Tax Expense	(854)	85	97	164
Net Loss Applicable to Common Shareholders	$(22,792)	$(26,940)	$(41,405)	$(24,021)
Net Loss Per Share – Basic and Diluted	$(0.33)	$(0.39)	$(0.59)	$(0.35)
Weighted-Average Shares - Basic and Diluted	70,058,880	69,811,534	69,691,841	69,178,049

Liquidity and Capital Resources (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Net Loss	$(39,945)	$(115,158)	$(118,741)
Net cash provided by (used in) operating activities	(176,482)	(10,789)	(57,208)
Net cash provided by (used in) investing activities	23,611	(27,454)	(14,317)
Net cash provided by financing activities	161,467	50,462	40,251
Net increase (decrease) in cash, cash equivalents and restricted cash	8,596	12,219	(31,274)
Cash, cash equivalents and restricted cash at the beginning of the period	198,463	186,244	217,518
Cash, cash equivalents and restricted cash at the end of the period	$207,059	$198,463	$186,244
Net cash increased for the year ended December 31, 2018, primarily due to $31.5 million of net maturities of available for sale securities, $161.8 million provided by the Warehouse Line and $11.3 million of net income, net of non-cash items. This was partially offset by the net $4.9 million less cash held on the platform by investors that is classified as restricted cash, $186.9 million of net purchases of borrower loans by Prosper, and $5.9 million in purchases of property and equipment. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties, which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans and $31.5 million of available for sale securities that have been converted into cash. Net cash provided by financing activities primarily represents proceeds from the Warehouse Line and the issuance of Notes, partially offset by payments on the Warehouse Line and Notes.
Net cash increased for the year ended December 31, 2017, primarily due to the $50.0 million ($47.9 million net of fees) raised through the sale of Series G Convertible Preferred Stock and $7.1 million of net income, net of non-cash items.  This was offset by net purchases of available for sale securities of $20.4 million, net $10.2 million less cash held on the platform by investors that is classified as restricted cash and $4.2 million in purchases of property and equipment.
Net cash decreased for the year ended December 31, 2016, primarily due to the $54.4 million loss, net of non-cash items, $10.0 million for purchase of Property and Equipment, a $5.0 million payment for the BillGuard contingent liability and a $3 million scheduled payment to reduce our settlement liability in connection with the 2013 Settlement. These decreases are offset by net proceeds from available for sale securities being converted to cash of $40.3 million and $6.1 million of additional cash held on the platform by investors that is classified as restricted cash.
Prosper also has available for sale securities that are available for its liquidity needs. The fair value of securities available for sale as of December 31, 2018 was $22.2 million. As a result the total cash, cash equivalents and available for sale investments available to Prosper at December 31, 2018 for its liquidity needs was $80.1 million. At December 31, 2018, the available for sale securities included Treasury Bills and US Treasury securities. All securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses. These securities continue to be available to meet liquidity needs.
We believe our cash and equivalents, together with available for sale investments and cash flows from operations, will be sufficient to meet our operating and liquidity requirements for at least the next twelve months. However, if the financial results anticipated are not achieved, our current cash and equivalents and available for sale investments may not be sufficient to meet our operating and liquidity requirements for at least the next twelve months without obtaining additional sources of liquidity which may not be available on favorable terms or at all. Our future operating and liquidity requirements will depend on numerous factors, including without limitation, future results of operations, and our continued ability to attract borrowers and investors to our platform. If we are unable to generate positive cash flow from operations or to obtain funds from additional sources, this could have a material adverse effect on our business and financial condition.
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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of December 31. 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Contractual Obligations
As of December 31, 2018, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations, net of minimum sublease rentals	$19,228	$4,536	$9,139	$5,166	$387
WebBank purchase obligations	25,864	25,864	—	—	—
Total contractual obligations	$45,092	$30,400	$9,139	$5,166	$387
WebBank Purchase Obligations
Under our loan account program with WebBank, a Utah-charted industrial bank that serves as our primary issuing bank, WebBank retains ownership of loans facilitated through our marketplace for two business days after origination. As part of this arrangement, we have committed to purchase the loans at the conclusion of the two business days.
Critical Accounting Policies
The accounting policies discussed below reflect our most significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results including: (i) fair value measurement of Borrower Loans and Notes; (ii) stock-based compensation expense; (iii) loan servicing assets and liabilities; (iv) consolidation of variable interest entities;  (v) impairment of goodwill and intangible assets and (vi) convertible preferred stock warrant liability. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. For a full description of all accounting policies adopted by us, please see Note 2 to our consolidated financial statements.
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
Fair Value of Warrants Vested on the Sale of Borrower Loans
Fair Value of Warrants Vested on the Sale of Borrower Loans on the Consolidated Statement of Operations includes the fair value of Series F Convertible Preferred Stock warrants that have vested during the period. These warrants consist of warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vest when the Consortium purchases whole loans under the Consortium Purchase Agreement that was signed in February 2017. On vesting of the Series F warrants, Prosper records a liability as "Convertible Preferred Stock Warrant Liability" on the Consolidated Balance Sheet at fair value and a corresponding amount as "Fair Value of Warrants Vested on Sale of Borrower Loans" on the Consolidated Statement of Operations as contra-revenue.
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
We have elected to adopt the fair value method to measure the servicing assets and liabilities for all classes of servicing assets and liabilities subsequent to initial recognition.
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
Prosper Funding was formed in the state of Delaware in February 2012 as a limited liability company with PMI as its sole equity member. Prosper Funding was formed by PMI to hold Borrower Loans originated through the Note Channel and issue related Notes. Although Prosper Funding is consolidated with PMI for accounting and tax purposes, Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding. Prosper Funding’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that Prosper Funding will become subject to bankruptcy proceedings directly. Prosper Funding seeks to achieve this by placing certain restrictions on its activities and implementing certain formal procedures designed to expressly reinforce its status as a distinct corporate entity from PMI.
Results of Operations
Overview
The following table summarizes Prosper Funding’s net income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2018	2017	% Change	2017	2016	% Change
Total Net Revenue	$78,107	$81,682	(4)%	81,682	72,439	13%
Total Expenses	77,228	76,841	1%	76,841	99,623	(23)%
Net Income (Loss)	$879	$4,841	(82)%	$4,841	(27,184)	118%
Total revenues for the year ended December 31, 2018 decreased $3.6 million, a 4% decrease from the year ended December 31, 2017, primarily due to the decreased number of loan listings on the marketplace during 2018, which resulted in decreased administration fee revenue for the listing driven portion of the administration fee. Total expenses for the year ended December 31, 2018 increased $0.4 million, a 1% increase from the year ended December 31, 2017, primarily due to an increase in administration fee expenses. Net income for the year ended December 31, 2018 decreased $4.0 million, an 82% decrease from the year ended December 31, 2017, primarily due to the decreased revenue described above.
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

Revenues
The following table summarizes Prosper Funding’s revenue for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 (in thousands):

	Year ended December 31,
	2018	2017	% Change	2017	2016	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$105,709	$101,500	4%	$101,500	36,630	177%
Servicing Fees, Net	27,943	25,963	8%	$25,963	28,604	(9)%
Gain (Loss) on Sale of Borrower Loans	(58,027)	(48,691)	19%	$(48,691)	3,637	(1,439)%
Other Revenues	270	170	59%	$170	478	(64)%
Total Operating Revenues	75,895	78,942	(4)%	78,942	69,349	14%
Interest Income on Borrower Loans	$43,569	$47,208	(8)%	$47,208	44,649	6%
Interest Expense on Notes	$(40,656)	$(43,954)	(8)%	$(43,954)	(41,187)	7%
Net Interest Income	2,913	3,254	(10)%	3,254	3,462	(6)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(701)	(514)	36%	$(514)	(372)	38%
Total Revenues	$78,107	$81,682	(4)%	$81,682	72,439	13%
Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. Effective July 1, 2016 the Administration Agreement was amended. The amendments included amending the License Fee to include a fixed monthly fee alongside a reduced variable fee and the introduction of a Rebates Fee related to rebates given to investors. The increase in 2018 was the result of the increased compensation for rebates in 2018, this was offset by a decrease in the listing driven portion of the administration fee due to lower listings on the Platform.  The increase in 2017 was the result of an increase in the listing driven portion of administration fees as a result of higher listings in 2017 and the above changes in the Administration Agreement, which was designed to compensate Prosper Funding for any rebates offered to whole loan investors.
Servicing Fee Revenue
Prosper Funding earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates Prosper Funding for the costs it incurs in servicing these Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The increase in servicing fees in 2018 compared to 2017 was due to an increase in collection fees during the period and growth in the average unpaid balance of Borrowers Loans being serviced. The decrease in servicing fees in 2017 compared to 2016 was due to the decrease in Borrower Loans being serviced as a result of the decrease in loan originations in 2016.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The higher loss for 2018 was due to the increase in rebates of $9.0 million primarily due to warrants issued by PMI to the Consortium (as defined in Note 16 of the accompanying notes to PMI's consolidated financial statements). The higher loss in 2017 was due to an increase in rebates of $52.3 million primarily due to warrants issued by PMI to the Consortium.

Other Revenues
Other Revenues consists primarily of fees earned from facilitating securitizations for whole loan purchasers. The amounts of other revenues in 2017 and 2018 were not significant.
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
Overall, the decreases in net interest income for 2018 compared to 2017, and 2017 compared to 2016, were primarily driven by the decrease in volume of Borrower Loans originated through the Note Channel.
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
The following table summarizes the fair value adjustments for the years ended December 31, 2018, 2017, and 2016 respectively (in thousands):

	Year ended December 31,
	2018	2017	2016
Borrower Loans	$(31,265)	$(25,552)	$(25,934)
Notes	30,574	25,031	25,569
Loans Held for Sale	(10)	7	(7)
Total	$(701)	$(514)	$(372)
Expenses
The following table summarizes Prosper Funding’s expenses for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Year ended December 31,			Year ended December 31,
	2018	2017	% Change	2017	2016	% Change
Expenses
Administration Fee Expense – Related Party	$70,491	$70,359	—%	$70,359	$62,203	13%
Servicing	6,140	6,103	1%	6,103	5,395	13%
General and Administrative	597	379	58%	379	1,321	(71)%
Other	—	—	—%	—	30,704	(100)%
Total Expenses	$77,228	$76,841	1%	$76,841	$99,623	(23)%

Administration Fee Expense - Related Party
Pursuant to the Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all servicing fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding. The change in 2018 was not significant. The increase in 2017 was due to higher fees paid on the origination of borrower loans due to the increase in origination volume.
Servicing
Servicing costs consist primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The increase in servicing costs in 2018 compared to 2017 was not significant. The increase for 2017 was primarily due to an increase in amortization of internal use software.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. The increase in general and administrative costs in 2018 compared to 2017 was primarily due to an increase in outsourced costs. The decrease in 2017 was primarily due to a decrease in outsourced costs.
Other
Other expenses consist of contract termination costs. In November 2016, PMI and Prosper Funding negotiated the termination of a contract with Colchis Capital Management, L.P. ("Colchis"). In exchange for termination of the contract, PMI, on behalf of Prosper Funding, agreed to pay Colchis $9 million and issue a warrant to purchase shares of a new series of preferred stock representing 7% of PMI's capitalization as of the date of issuance for $0.01 per share. The fair value of the warrants at the time of contract termination was $21.7 million. The total of the cash payment and the fair value of the warrants that PMI issued was recorded in Other expenses. Prosper Funding does not expect to incur similar contract termination charges in the future.
Quarterly Results of Operations
The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters ended December 31, 2018. The unaudited quarterly statement of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited quarterly statement of operations data. Our historical results are not necessarily indicative of our future operating results. The following quarterly consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (dollar amounts in thousands, except per share information):

Quarters Ended	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	23,956	27,135	30,836	23,783
Servicing Fees, Net	6,826	7,098	7,209	6,812
Gain (Loss) on Sale of Borrower Loans	(13,892)	(16,379)	(16,181)	(11,574)
Other Revenues	65	70	73	63
Total Operating Revenues	16,955	17,924	21,937	19,084
Interest Income on Borrower Loans	10,771	10,939	10,907	10,951
Interest Expense on Notes	(10,059)	(10,209)	(10,177)	(10,211)
Net Interest Income	712	730	730	740
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(87)	(250)	(255)	(109)
Total Net Revenues	17,580	18,404	22,412	19,715
Expenses
Administration Fee – Related Party	15,454	16,864	20,285	17,887
Servicing	1,628	1,036	1,663	1,814
General and Administrative	135	97	182	183
Total Expenses	17,217	17,997	22,130	19,884
Total Net Income	363	407	282	(169)

Quarters Ended	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	26,840	32,198	27,309	15,153
Servicing Fees, Net	6,937	6,626	6,520	5,879
Gain on Sale of Borrower Loans	(14,583)	(17,399)	(13,084)	(3,625)
Other Revenues	60	45	34	32
Total Operating Revenues	19,254	21,470	20,779	17,439
Interest Income on Borrower Loans	11,637	12,066	12,007	11,499
Interest Expense on Notes	(10,853)	(11,247)	(11,177)	(10,678)
Net Interest Income	784	819	830	821
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(317)	(173)	70	(94)
Total Net Revenues	19,721	22,116	21,679	18,166
Expenses
Administration Fee – Related Party	17,000	19,078	18,466	15,815
Servicing	1,296	1,553	1,524	1,730
General and Administrative	(125)	186	145	173
Total Expenses	18,171	20,817	20,135	17,718
Total Net Income	1,550	1,299	1,544	448

Liquidity and Capital Resources (in thousands):

	December 31,
	2018	2017	2016
Net Income	$879	$4,841	$(27,184)
Net cash provided in operating activities	3,041	3,285	14,104
Net cash used in investing activities	(5,245)	(6,645)	(49,464)
Net cash (used in) provided by financing activities	1,070	(3,237)	35,309
Net decrease in cash, cash equivalents and restricted cash	(1,134)	(6,597)	(51)
Cash, cash equivalents and restricted cash at the beginning of the period	148,315	154,912	154,963
Cash, cash equivalents and restricted cash at the end of the period	$147,181	$148,315	$154,912
Net cash and cash equivalents decreased for the year ended December 31, 2018 primarily due to purchases of property and equipment of $3.3 million and the net $4.9 million less cash held on the platform by investors that is classified as restricted cash. This was offset by the net operating income of $6.0 million net of non-cash items. Net cash used in investing primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes and distributions to PMI.
Net cash and cash equivalents decreased for the year ended December 31, 2017 primarily due to purchases of property and equipment of $5.1 million, a $5.8 million distribution to PMI and the net $9.5 million less cash held on the platform by investors that is classified as restricted cash. This was offset by the net operating income of $8.9 million net of non-cash items.
Net cash and cash equivalents decreased for the year ended December 31, 2016 primarily due to a cash distribution to PMI of $8.5 million and purchases of property and equipment of $5.6 million, offset by net income of $3.5 million (excluding the non-cash loss on contract termination) and the net $6.0 million additional cash held on the platform by investors that is classified as restricted cash.
Income Taxes
Prosper Funding incurred no income tax provision for the years ended December 31, 2018 and 2017. Prosper Funding is a US disregarded entity and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
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
Through the Warehouse Line we invest in Borrower Loans classified as held for sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Borrower Loans held on our balance sheet. The Company’s future investment income may fall short of expectations, or the Company may suffer a loss in principal if the Company is forced to sell Borrower Loans, which have declined in market value due to changes in interest rates as stated above. Changes in the market value of Borrower Loans classified as held for sale are recorded through the Statement of Operations. The fair value of Borrower Loans which are held on our balance sheet as held for sale is $183.8 million as of December 31, 2018.
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
The Company is also exposed to variable interest rate risk under the debt from the Warehouse Line, which had an outstanding balance of $162.5 million as of December 31, 2018. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently out of the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
Prosper had cash and cash equivalents of $57.9 million as of December 31, 2018, and $45.8 million as of December 31, 2017.  These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes.  Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalents.
Interest Rate Sensitivity
Prosper also holds available for sale investments. The fair value of Prosper’s available for sale investment portfolio was $22.2 million and $53.1 million as of December 31, 2018 and December 31, 2017, respectively. These investments consisted of U.S. agency bonds and U.S. Treasury securities. To mitigate the risk of loss, Prosper’s investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, Prosper limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on Prosper’s available for sale investments and the market value of those investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $40 thousand in the fair value of Prosper’s available for sale investments as of December 31, 2018, and of approximately $330 thousand in the fair value of Prosper’s available for sale investments as of December 31, 2017. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $40 thousand in the fair value of Prosper’s available for sale investments as of December 31, 2018, and of approximately $330 thousand in the fair value of Prosper’s available for sale investments as of December 31, 2017. Any realized gains or losses resulting from such interest rate changes would only be recorded in the consolidated statement of operations if Prosper sold the investments prior to maturity or the investments were not considered other-than-temporarily impaired.
Prosper’s investment in Borrower Loans held for sale was $183.8 million as of December 31, 2018. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.8 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of December 31, 2018. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $1.8 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of December 31, 2018. Any realized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans on our balance sheet.

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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, each Registrant’s management, under the supervision and with the participation of such Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of such Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018. Based upon this evaluation, the PEO and the PFO of each Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to each Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Under Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), each Registrant’s management is required to assess the effectiveness of such Registrant’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether such Registrant’s internal control over financial reporting is effective.
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

The Registrants’ management has assessed the effectiveness of the Registrants’ internal control over financial reporting as of December 31, 2018. In making this assessment the Registrants used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Each Registrant’s assessment included documenting and evaluating the effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as each Registrant’s PEO and PFO has concluded that such Registrant’s internal controls were effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2018, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.
Attestation Report of Registered Public Accounting Firm
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

Item 9B.    Other Information
Not applicable.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
Prosper Marketplace, Inc.
Executive Officers, Directors and Key Employees
The following table sets forth information about PMI’s executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
David Kimball	48	Chief Executive Officer and Director
Usama Ashraf	42	Chief Financial Officer
Nasos Topakas	54	Chief Technology Officer
Julie Hwang	41	General Counsel and Corporate Secretary
Justine Metz	52	Executive Vice President, Marketing
Rajeev V. Date	47	Director
Patrick W. Grady	36	Director
David R. Golob	51	Director
Claire A. Huang	56	Director
Nigel W. Morris	60	Director
Mason D. Haupt	63	Director
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
Usama Ashraf has served as Chief Financial Officer of PMI since February 2017. He is currently responsible for Prosper's finance, capital markets, credit, enterprise risk and data functions. He also currently serves as Chief Financial Officer, Treasurer and a director of PFL. Prior to joining PMI, from February 2016 to February 2017, Mr. Ashraf served as Deputy Chief Financial Officer and Treasurer at Annaly Capital Management, Inc. (“Annaly”). Prior to his time at Annaly, Mr. Ashraf worked at United Services Automobile Association (“USAA”), where he served as Corporate Treasurer from November 2014 to February 2016 and Assistant Corporate Treasurer from January 2014 to October 2014. Before joining USAA, Mr. Ashraf spent 13 years at CIT Group, where he held various positions in the Treasury and Corporate M&A departments, most recently serving as Deputy Treasurer with responsibility for the firm’s Treasury activities in the United States. He started his career in the investment banking division of Salomon Smith Barney/Citigroup focused on M&A. Mr. Ashraf received a B.S. in Economics, with concentrations in Finance and Accounting, from The Wharton School of the University of Pennsylvania.

Nasos Topakas has served as Chief Technology Officer since April 2017. Prior to joining PMI, from June 2010 to February 2017, Mr. Topakas served as Chief Technology Officer at Art.com, Inc., an online wall art and contemporary decor retailer, where he was head of all technology and product departments, with responsibility for the overall technology vision, strategy, engineering execution, and architectural direction. Prior to his time at Art.com, Inc., Mr. Topakas worked at SendMe, Inc., where he served as Chief Technology Officer from November 2007 to May 2010. As Chief Technology Officer of SendMe, Inc., Mr. Topakas was head of all technology departments, including Engineering, Architecture, Technical Project Office, QA, Technical Ops and Corporate IT. Mr. Topakas participated in the M.B.A. executive program from Golden Gate University and holds a B.S. in Computer Science from San Francisco State University.
Julie Hwang has served as PMI’s Secretary and General Counsel since April 2018. Ms. Hwang previously served as PMI’s Deputy General Counsel from January 2017 to April 2018 and Assistant General Counsel from August 2015 to January 2017. Ms. Hwang also currently serves as PFL’s Secretary, a position she has held since April 2018. Before joining PMI in August 2015, Ms. Hwang served as Associate General Counsel at One Kings Lane, Inc., a home décor and luxury furniture retailer, from May 2014 to August 2015. Prior to One Kings Lane, Ms. Hwang worked as an attorney at the law firms of Orrick, Herrington & Sutcliffe LLP for 7 years and Wilson Sonsini Goodrich & Rosati, P.C. for 3 years. Ms. Hwang has a J.D. from UCLA and a B.A. in International Relations from Stanford University.
Justine Metz has served as PMI’s Executive Vice President, Marketing since December 2017. Prior to joining PMI, Ms. Metz served as Chief Marketing and Products Officer at SRS Acquiom Inc., an M&A transaction management platform based in San Francisco, from 2015 to 2016. Prior to SRS Acquiom, Ms. Metz was Chief Marketing Officer for the Wealth Management businesses of Bank of America Corporation from 2011 to 2015, where she was responsible for overall marketing and sales support strategy, including branding and segmentation, content and social media, and data and analytics. Before serving as Chief Marketing Officer, Ms. Metz spent an additional two years as a senior executive of the Global Wealth & Investment Management and Merrill Edge marketing teams at Bank of America. In earlier roles, Ms. Metz served as Senior Vice President for Fidelity Investments, Morgan Stanley and General Electric. Ms. Metz holds a B.S.B.A. in Marketing from Georgetown University.
Rajeev V. Date has served as one of PMI’s directors since July 2013. Mr. Date previously served as one of PMI’s directors from January 2009 to September 2010, and he is currently a director of Megalith Financial Acquisition Corp. and Green Dot Corporation. Mr. Date currently serves as the Managing Partner of Fenway Summer LLC, a U.S. financial advisory and investment firm. From January 2012 to January 2013, Mr. Date served as the Deputy Director of the United States Consumer Financial Protection Bureau (“CFPB”). Before being appointed Deputy Director, Mr. Date was appointed the Special Advisor to the Secretary of the Treasury for the CFPB, and, in that capacity, acted as the interim leader of the CFPB. From October 2010 to August 2011, Mr. Date served as Associate Director of Research, Markets, and Regulations of the CFPB. Prior to joining the CFPB, Mr. Date served as Chairman & Executive Director of Cambridge Winter Center for Financial Institutions Policy, a non-profit nonpartisan think tank focused on financial institutions policy, from March 2009 to September 2010. From 2007 to 2009, Mr. Date served as a Managing Director in the Financial Institutions Group at Deutsche Bank Securities, where his key responsibility was acting as a coverage officer for specialty finance firms and regional banks. Before that, Mr. Date was Senior Vice President for Corporate Strategy and Development at Capital One Financial, where he led M&A development efforts across the U.S. banking and specialty finance markets. He began his business career in the financial institutions practice of the consulting firm McKinsey & Company. He has also served as an attorney, in both private practice and government. Mr. Date received a J.D., magna cum laude, from Harvard Law School and a B.S. (highest honors) from University of California, Berkeley. PMI believes that Mr. Date’s financial, business and regulatory expertise give him the qualifications and skills to serve as a director. Mr. Date qualifies as an "audit committee financial expert" under SEC guidelines.
Patrick W. Grady has served as one of PMI’s directors since January 2013. Mr. Grady is a Partner of Sequoia Capital, a private investment partnership, which he joined in 2007. Prior to joining Sequoia Capital, Mr. Grady was an Associate at Summit Partners from 2004 to 2007. He is also a current director of Okta, Inc. Mr. Grady holds a B.S. in Economics and Finance from Boston College. PMI believes that Mr. Grady’s experience as a venture capital investor with a focus on financial technologies and his overall management experience, give him the qualifications and skills to serve as a director. Mr. Grady qualifies as an "audit committee financial expert" under SEC guidelines.

David R. Golob has served as one of PMI’s directors since May 2014. Mr. Golob has been a Partner at Francisco Partners, a private equity firm, since 2001. Mr. Golob recently served on the board of directors of Barracuda Networks, a security, application delivery and data protection solutions provider, from 2005 until 2018. Mr. Golob holds an A.B. degree in chemistry from Harvard College and an M.B.A. degree from the Stanford Graduate School of Business. PMI believes that Mr. Golob’s financial and business expertise, including his experience in the private equity and venture capital industries analyzing, investing in and serving on the boards of directors of technology companies, give him the qualifications and skills to serve as a director.
Claire A. Huang has served as a director of PMI since December 2017. Ms. Huang is currently a member of the board of directors of PODS, a leading storage and moving company, and she previously served as a director of Mirador Financial, Inc., a small business lending platform, from 2017 to 2018, and Scottrade, a leading online brokerage firm, from 2015 to 2017. Ms. Huang has extensive experience in marketing and brand management. She served as the first global Chief Marketing Officer of JP Morgan Chase from 2012 to 2014, where she worked with the marketing teams across all Chase retail and JP Morgan wholesale businesses to build brands and businesses with a customer focus. Before joining JP Morgan Chase, from 2008 to 2012, Ms. Huang held global head of marketing positions at Bank of America Merrill Lynch, where she was responsible for a number of high profile marketing initiatives, including the integration of Merrill Lynch and Bank of America and the launch of Merrill Edge, the company’s brokerage platform. Prior to her time at Bank of America Merrill Lynch, Ms. Huang held marketing leadership positions at Fidelity Investments, American Express Company, Wise Foods, and The Haagen-Dazs Company. Ms. Huang received a B.A. in Economics from De La Salle University in Manila, Philippines. PMI believes that Ms. Huang’s marketing and brand management expertise, as well as her experience at several leading financial institutions, give her the qualifications and skills to serve as a director.
Nigel W. Morris has served as one of PMI’s directors since June 2014. Mr. Morris previously served as one of PMI’s directors from December 2009 to January 2013. Mr. Morris is the managing partner of QED Investors, an investment firm he founded in 2008. Mr. Morris was also the co-founder of Capital One Financial Services, where he served as President and Chief Operating Officer and Vice Chairman from 1994 until his retirement in 2004. He also serves as a director of GreenSky, Inc. Mr. Morris has a BSc in Psychology from University of East London in London, England and an MBA with distinction from London Business School. PMI believes that Mr. Morris’s financial and business expertise, including his diversified background of managing and directing public companies, his experience with financial services firms, as well as his general operational and management experience, give him the qualifications and skills to serve as a director.
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
Board Composition and Election of Directors
PMI’s board of directors currently consists of eight seats, with one vacancy to be filled by a designee of the Series A-1 Holders. All of the current members of PMI's board of directors were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of PMI’s stockholders. In selecting the composition of its board of directors, PMI seeks to ensure that its board of directors collectively has a balance of expertise in the following areas: internet based business, consumer financial products and experience directing public and start-up companies. Based on these criteria, PMI believes that its board of directors has been effective in identifying diverse directors. The board of directors’ composition provisions of PMI’s voting rights agreement are still in effect.  For more information regarding the terms of the voting rights agreement, see Item 13, "Certain Relationships and Related Transactions, and Director Independence." Holders of the Notes offered through our marketplace, and the accompanying PMI Management Rights, will have no ability to elect or influence PMI’s directors or approve significant corporate transactions, such as a merger or other sale of PMI or its assets.

Board Leadership
Because PMI’s common stock is not listed on a national exchange, PMI is not required to maintain a board of directors consisting of a majority of independent directors, or to maintain an audit, nominating or compensation committee. PMI does not have a lead independent director.
Code of Ethics
Our Board of Directors is committed to a high standard of corporate governance practices and, through its oversight role, believes that it has encouraged and promoted a requisite culture of ethical business conduct among PMI’s officers and employees. To memorialize its commitment to these standards, the Board of Directors of PMI adopted a “Code of Ethics and Business Conduct” that applies to all of PMI's employees, directors and officers, including the Chief Executive Officer, Chief Financial Officer and other executive officers. A copy of the Code of Ethics and Business Conduct is available on our website at www.prosper.com/plp/legal. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, certain provisions of the Code of Ethics and Business Conduct by posting such information on Prosper's website or in public filings.
Director Independence
Because PMI’s common stock is not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities, PMI is not required to maintain a board of directors consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors.  Nevertheless, PMI’s board of directors has determined the independence of each director based on the independence criteria set forth in the listing standards of the New York Stock Exchange (“NYSE”). In making its determinations, the Board considered the current and prior relationships that each non-employee director has with Prosper and all other facts and circumstances the board of directors deemed relevant in determining their independence, including any transactions between each director or any member of his or her family, and Prosper, its senior management or our independent registered public accounting firm. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the board of directors determined that Ms. Huang and each of Messrs. Date, Grady, Golob, Haupt and Morris do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing requirements and rules of the NYSE.
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
The Compensation Committee is exempt from independence listing standards because PMI's common stock is not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, the board of directors of PMI has determined that each of the current members of PMI's Compensation Committee is independent under the applicable rules and regulations of the SEC and NYSE.

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
•any breach of the director’s duty of loyalty to PMI or PMI’s stockholders;
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
These limitations do not affect the availability of equitable remedies, including injunctive relief or rescission. As permitted by Delaware law, PMI’s amended and restated certificate of incorporation and bylaws also provide that:
•PMI will indemnify its directors and officers to the fullest extent permitted by law;
•PMI may indemnify its other employees and other agents to the same extent that PMI indemnifies its officers and directors; and
•PMI will advance expenses to its directors and officers in connection with a legal proceeding, and may advance expenses to any employee or agent; provided, however, that such advancement of expenses shall be made only upon receipt of an undertaking by the person to repay all amounts advanced if it should be ultimately determined that the person was not entitled to be indemnified.
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
Item 11.   Executive Compensation
Prosper Marketplace, Inc.
Compensation Discussion and Analysis
Overview

This section describes PMI's executive compensation objectives, compensation-setting process, executive compensation components and significant 2018 compensation decisions for PMI's named executive officers ("NEOs"). The compensation provided to PMI's NEOs for 2018 is set forth in detail in the Summary Compensation Table and other tables and the accompanying footnotes and narrative that follow this section.
PMI's named executive officers for 2018 are as follows:
•David Kimball, our Chief Executive Officer;
•Usama Ashraf, our Chief Financial Officer;
•Nasos Topakas, our Chief Technology Officer;
•Julie Hwang, our General Counsel and Secretary as of June 1, 2018; and
•Justine Metz, our Executive Vice President, Marketing.

Executive Compensation Objectives
The objectives of PMI's executive compensation are to:
•attract, retain and motivate senior leaders who are capable of advancing PMI's mission and strategy and ultimately, creating and maintaining its long-term equity value;
•align the interests of PMI's executive officers with its stockholders’ long-term interests; and
•reward executive officers for their contributions to PMI's overall performance as well as for their individual performance.

Compensation-Setting Process
Role of Our Compensation Committee. The Compensation Committee has primary responsibility for overseeing all aspects of our executive compensation program, including evaluating and approving executive salaries, annual bonus awards and the size and structure of equity awards for PMI's executive officers, including the NEOs.
Role of Management. In setting 2018 compensation, PMI's Chief Executive Officer worked closely with the Compensation Committee in making recommendations and attending Committee meetings. Because of his daily involvement with PMI's executive team, the Chief Executive Officer was involved in the determination of compensation for all of PMI's executive officers other than himself. The Compensation Committee also delegated to the Chief Executive Officer the authority to make compensation decisions for senior management and executive officers (other than the Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer), subject to certain compensation limits set by the Compensation Committee.
Role of Compensation Consultant. In addition, the Compensation Committee engaged an independent compensation consultant to provide executive compensation advisory services, including reviewing our executive compensation packages, developing an appropriate group of peer companies to serve as market reference points for compensation comparison purposes, and assessing how our executive compensation program compares to current market executive compensation practices generally. The Compensation Committee retained Radford, a business unit of Aon plc, to conduct this review and analysis for 2018.
Use of Comparative Market Data. To assist the Compensation Committee with evaluating our 2018 executive compensation program, Radford identified several peer companies in the San Francisco Bay Area comprised of then-privately held software companies with over $80 million in invested capital. We will continue to evaluate and update the criteria used for selecting our compensation peer group to ensure that it is appropriately scoped to our business and reflects changing market conditions.
Based on these criteria, Radford identified the following peer group of companies:

Adaptive Insights	DataStax	Lookout	SugarCRM
Anaplan	Delivery Agent	Medallia	Talend
AppDynamics	Eventbrite	Memebox	The RealReal
Automattic	Fastly	Minted	Turn
Blue Jeans Network	FinancialForce	MobiTV	Udemy
Campaign Monitor USA	Forescout Technologies	MuleSoft	Zenefits
Coupa Software	GitHub	Okta
Credit Karma	Glassdoor	SoFi
In January 2018, our Compensation Committee reviewed Radford's analysis and recommendations with respect to our compensation packages and determined that our compensation packages were competitive relative to our peers. While the Compensation Committee considered the analysis and recommendations from our independent compensation consultant when setting 2018 compensation levels, the Committee did not benchmark to any particular level or rely on Radford's report to set any specific targets relative to a particular company or the peer group. Rather, our Compensation Committee relied on the knowledge and experience of its members, as well as recommendations from PMI management, to set executive compensation levels.

Executive Compensation Components

PMI's 2018 Named Executive Officer compensation packages include: (1) base salary; (2) cash bonuses; and (3) equity-based compensation in the form of stock options and restricted stock units (RSUs). PMI believes that this compensation mix supports its objective of attracting, motivating and retaining a talented and entrepreneurial executive team who will provide leadership for Prosper’s success in dynamic and competitive markets. PMI's compensation program is balanced among all three components in order to attract top talent and maximize retention, while ensuring that an appropriate portion of the executives’ compensation is tied to the Company's and its stockholders’ long-term interests.

Base Salary. Base salary is a fixed amount, and is not tied to any metric relating to the performance of PMI's business as a whole. The base salary of each executive officer is initially established in the executive officer's offer letter, and reviewed annually by the Compensation Committee. In determining base salaries for 2018, PMI's Compensation Committee together with the Chief Executive Officer considered the individual executive officer's scope of responsibilities, contributions, prior salary level and position (in case of a promotion), and financial and market conditions.

The following table summarizes information regarding the base salaries for PMI's named executive officers for 2018:

Name	2018 Base Salary
David Kimball (1)	$500,000
Usama Ashraf (2)	$420,000
Nasos Topakas (3)	$360,000
Julie Hwang (4)	$325,000
Justine Metz (5)	$325,000

1In March 2018, PMI’s Compensation Committee reviewed executive base salaries and decided to keep Mr. Kimball’s annual base salary at $500,000, the same level as the previous year.
2In March 2018, PMI’s Compensation Committee reviewed executive base salaries and decided to increase Mr. Ashraf's annual base salary from $350,000 to $400,000.  In August 2018, in connection with Mr. Ashraf's expanded scope of responsibilities, the Compensation Committee increased his annual base salary from $400,000 to $420,000.
3In March 2018, PMI’s Compensation Committee reviewed executive base salaries and decided to increase Mr. Topakas' annual base salary from $350,000 to $360,000.
4In June 2018, PMI promoted Ms. Hwang from Interim General Counsel to General Counsel. Ms. Hwang's annual base salary is $325,000.

5In December 2017, PMI hired Ms. Metz as its Executive Vice President, Marketing, with an annual base salary of $315,000. In March 2018, PMI's Compensation Committee reviewed executive base salaries and decided to increase Ms. Metz's annual base salary from $315,000 to $325,000.

Cash Bonuses. The Company uses cash bonuses primarily to motivate and retain senior management leaders that are critical to advancing the Company's short- and long-term strategic goals. In 2018, we based annual NEO bonuses on both the achievement of certain Board-approved financial, operational and strategic performance objectives as well as other factors, including the NEO’s contribution toward PMI’s growth initiatives and performance toward individual goal achievement.

In January 2019, the Compensation Committee reviewed the Company’s performance and progress towards the established 2018 objectives, and approved a bonus award of 90% of the annual target bonus amount for each NEO. In addition to these annual performance bonuses, in 2018, the Compensation Committee also awarded retention bonuses to certain executive officers in order to incentivize and encourage them to remain with the Company.

The amounts and terms of the bonuses awarded to each of the NEOs in 2018 are disclosed below, in the sections titled "Summary Compensation Table" and “Narrative Discussion of the Summary Compensation Table and Grants of Plan-Based Awards Table.”

Equity Compensation.  PMI has used stock options and restricted stock units ("RSUs") as the principal components of its executive equity compensation. Consistent with its compensation objectives, PMI believes this approach aligns the interests of its grantees with the long-term interests of PMI’s stockholders. PMI believes that stock options and RSUs also serve as effective retention tools due to vesting requirements that are based on continued service with the company. In granting equity awards, PMI has customarily considered, among other things, the executive officers' cash compensation, the need to retain and motivate executive officers and to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value, PMI's financial results, and each executive officer's individual contributions and responsibilities. In 2018, the Compensation Committee approved the grant of stock options and RSUs to its NEOs for performance compensation, retention and motivational purposes. The amounts and terms of the awards granted to each of the NEOs in 2018 are disclosed in the 2018 Grants of Plan-Based Awards table and accompanying footnotes to the table of Outstanding Equity Awards at 2018 Fiscal Year End.
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

PMI's 401(k) plan covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service.  PMI's contributions to the 401(k) plan are discretionary. During the year ended December 31, 2018, PMI contributed $2.0 million to the 401(k) plan.

All full-time employees, including PMI's named executive officers, may participate in its health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Perquisites and Other Personal Benefits

Currently, PMI does not view perquisites or other personal benefits as a significant component of its compensation. Accordingly, PMI does not generally provide perquisites, such as company cars and paid parking spaces, to its executive officers. PMI does reimburse its executive officers for certain relocation expenses, subject to the terms and conditions prescribed by the Compensation Committee. In 2018, PMI reimbursed Ms. Metz for relocation expenses incurred in connection with her employment. The reimbursement amounts paid to Ms. Metz for 2018 is disclosed in the “All Other Compensation” column and accompanying footnotes of the Summary Compensation Table.

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

In addition, during 2017 and 2018, PMI entered into severance arrangements with each of Messrs. Kimball, Ashraf and Topakas, and with each of Mses. Hwang and Metz, as part of their offer letters and amendment to offer letter (with respect to Mr. Ashraf). The severance arrangements provide that each of Messrs. Kimball, Ashraf and Topakas, and each of Mses. Hwang and Metz, would be entitled to a lump sum payment equal to six months’ of annual base salary (less applicable deductions and withholdings) in the event that the respective officer’s employment is terminated by PMI without cause or by the applicable executive officer for good reason (each as defined in the applicable offer letter). Receipt of these severance benefits is conditioned on the officer’s signing a release of claims in favor of PMI.

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
Summary Compensation Table
The following table provides information regarding the compensation earned during the years ended December 31, 2018, December 31, 2017 and December 31, 2016 by each of PMI’s named executive officers (in thousands):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Totals ($)
David Kimball (3)	2018	$500	$450	$—	$629	$14	$1,593
Chief Executive Officer and	2017	500	542	—	2572	14	3,628
former Chief Financial Officer	2016	305	383	1,510	3,351	31	5,580
Usama Ashraf (4)	2018	401	279	964	185	14	1,843
Chief Financial Officer	2017	294	283	—	472	64	1,113
Nasos Topakas (5)	2018	358	251	964	—	14	1,587
Chief Technology Officer	2017	248	197	—	943	8	1,396
Julie Hwang (6)	2018	285	174	—	315	11	785
General Counsel and Secretary
Justine Metz (7)	2018	323	230	—	484	44	1,081
Executive Vice President,
Marketing
1The amounts reported represent the grant date fair value of the restricted stock units and stock options granted to the named executive officers as calculated in accordance with the Financial Accounting Board’s Topic ASC 718, Compensation –Stock Compensation (“ASC 718”) using a Black-Scholes model to purchase shares of PMI’s common stock.  The key assumptions used in PMI’s ASC 718 calculation are discussed in Note 2 of PMI’s consolidated financial statements, which are incorporated by reference into this Annual Report.
2“All Other Compensation” consists of compensation received from employer matching contributions to PMI’s 401(k) plan and relocation reimbursement paid by PMI for each named executive officer.
3Mr. Kimball joined PMI in March 2016 as its Chief Financial Officer.  He was appointed PMI's Chief Executive Officer in December 2016.  Mr. Kimball's Total Compensation for 2016 includes relocation expenses of $31,141 and a signing bonus of $125,000.
4Mr. Ashraf joined PMI in February 2017 as its Chief Financial Officer.  Mr. Ashraf's total compensation for 2017 includes relocation expenses of $50,052 and a signing bonus of $20,000.
5Mr. Topakas joined PMI in April 2017 as its Chief Technology Officer.
6Ms. Hwang was promoted to General Counsel and Secretary of PMI in June 2018.  Ms. Hwang's total compensation for 2018 includes a one-time retention bonus of $66,354.
7Ms. Metz's joined PMI in December 2017 as its Executive Vice President, Marketing.  Ms. Metz's total compensation for 2018 includes relocation expenses of $29,900.
2018 Grants of Plan-Based Awards (1)(2)
The following table sets forth certain information regarding grants of plan-based awards to PMI's named executive officers during 2018 (dollar amounts in thousands, except per share information):

Name	Grant Date (2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
David Kimball	3/20/18	2,535,292	$0.54	$629
Usama Ashraf	3/20/18	1,784,793	n/a	964	(4)
	8/8/18	837,719	0.48	185
Nasos Topakas	3/20/18	1,784,793	n/a	964	(4)
Julie Hwang	3/20/18	218,550	0.54	55
	8/8/18	1,184,738	0.48	261
Justine Metz	3/20/18	1,750,000	0.54	433
	3/20/18	204,677	0.54	51
1The following columns are intentionally omitted from this table: Estimated Future Payouts under Non-Equity Incentive Plan Awards, and Estimated Future Payouts under Equity Incentive Plan Awards.
2The equity awards granted to the NEOs in 2018 were granted under, and governed by the terms of, PMI's 2015 Incentive Plan and the applicable award agreements. See the footnotes to the Outstanding Equity Awards at 2018 Fiscal Year-End table below for a description of the vesting schedule of the equity awards granted in 2018 and reported in the Table above.
3The amounts reported represent the grant date fair value of the restricted stock units and stock options granted to the named executive officers as calculated in accordance with the Financial Accounting Board’s Topic ASC 718, Compensation –Stock Compensation (“ASC 718”) using a Black-Scholes model to purchase shares of PMI’s common stock.  The key assumptions used in PMI’s ASC 718 calculation are discussed in Note 2 of PMI’s consolidated financial statements, which are incorporated by reference into this Annual Report.
4Represents restricted stock units (“RSUs”).
CEO Pay Ratio

In accordance with Item 402(u) of Regulation S-K, PMI is providing the following information for the year ended December 31, 2018:

•The median of total compensation of all employees, excluding our CEO: $120,999;
•The annual total compensation of our CEO: $1,592,868; and
•The ratio of CEO total compensation to median employee total compensation: 13 to 1.

Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with the SEC pay ratio rules and methods for disclosure. In order to determine the median employee from a compensation perspective, PMI examined cash compensation (salary, wages and cash bonuses) paid in the 2018 calendar year for all employees, excluding our CEO, employed as of December 31, 2018 (the “Determination Date”). On the Determination Date, Prosper’s employee population consisted of 415 individuals, all of whom were located in the United States. This population consisted of our full-time, part-time, and temporary employees. We did not include any contractors or workers employed through a third-party provider in our employee population.

To identify the “median employee,” we utilized the amount of base salary, wages and cash bonus our employees received, as reflected in our payroll records through the Determination Date and annualized such amounts for any individual hired during 2018. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2018 to determine the median employee total compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and compared such total compensation to the total compensation of PMI’s CEO, as reported in the Summary Compensation Table.

Narrative Discussion of the Summary Compensation Table and Grants of Plan-Based Awards Table
Offer Letters and Arrangements
David Kimball. In November 2016, PMI entered into an offer letter with Mr. Kimball in connection with his appointment as its Chief Executive Officer. In addition to his initial base salary, Mr. Kimball's offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 100% of his base salary, payable on a quarterly basis; (ii) reimbursement of certain relocation expenses; and (iii) eligibility to participate in the benefit programs generally available to employees of PMI. PMI also committed to grant Mr. Kimball an equity award of options exercisable into shares of PMI common stock representing up to 5% of PMI’s capitalization on a fully diluted basis, subject to the terms and conditions of the offer letter. In addition, the offer letter included certain severance arrangements, the terms of which are described under "Post-Employment Compensation" above.
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
Usama Ashraf. In February 2017, PMI entered into an offer letter with Mr. Ashraf in connection with his appointment as its Chief Financial Officer. In addition to his initial base salary and equity grant, Mr. Ashraf's offer letter provided for (i) a one-time sign-on bonus of $20,000, subject to certain repayment requirements in the event of Mr. Ashraf's termination from PMI within 12 months of his employment; (ii) eligibility to receive an annual performance bonus in a target amount of 50% of his base salary; (iii) reimbursement of certain relocation expenses; (iv) reimbursement of certain short-term housing expenses and (v) eligibility to participate in the benefit programs generally available to employees of PMI. In July 2018, PMI and Mr. Ashraf executed an amendment to his offer letter that provides for certain severance arrangements, the terms of which are described under "Post-Employment Compensation" above. In August 2018, in connection with Mr. Ashraf's expanded scope of responsibilities in the role of Chief Financial Officer, the Compensation Committee increased his annual performance bonus target from 50% to 60% of his base salary.
In addition to the terms of Mr. Ashraf's amended offer letter, in January 2018, the Compensation Committee approved a one-time retention bonus payment in an amount equal to 25% of his base salary.
Nasos Topakas. In April 2017, PMI entered into an offer letter with Mr. Topakas in connection with his appointment as its Chief Technology Officer. In addition to his initial base salary and equity grant, Mr. Topakas's offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 75% of his base salary in his first year of employment and 50% of his base salary in subsequent years; and (ii) eligibility to participate in the benefit programs generally available to employees of PMI. The offer letter also included certain severance arrangements, the terms of which are described under "Post-Employment Compensation" above.
In addition to the terms of Mr. Topakas' amended offer letter, in January 2018, the Compensation Committee approved a one-time retention bonus payment in an amount equal to 25% of his base salary.
Julie Hwang. In June 2018, PMI entered into an offer letter with Ms. Hwang in connection with her appointment as its General Counsel and Secretary. In addition to her initial base salary and equity grant, Ms. Hwang's offer letter provided for (i) a one-time retention bonus of $66,354, payable during the first quarter of March 2019; (ii) eligibility to receive an annual performance bonus in a target amount of 40% of her annual base salary; and (iii) eligibility to participate in the benefit programs generally available to employees of PMI. In addition, the offer letter included certain severance arrangements, the terms of which are described under "Post-Employment Compensation" above.
In addition to the terms of Ms. Hwang's offer letter (including the one-time retention bonus set forth therein), in January 2018, the Compensation Committee approved a one-time retention bonus in an amount equal to 35% of her base salary.
Justine Metz. In November 2017, PMI entered into an offer letter with Ms. Metz in connection with her appointment as its Executive Vice President, Marketing. In addition to her initial base salary and equity grant, Ms. Metz's offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 75% of her annual base salary for calendar year

2018 and 40% of her annual base salary in subsequent years; (ii) reimbursement of certain relocation expenses; and (iii) eligibility to participate in the benefit programs generally available to employees of PMI. In addition, the offer letter included certain severance arrangements, the terms of which are described under "Post-Employment Compensation" above.
In addition to the terms of Ms. Metz's offer letter, in January 2018, the Compensation Committee approved a one-time retention bonus in an amount equal to 35% of her base salary.
Equity Incentive Plans
PMI grants equity awards primarily through its Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by its stockholders on December 1, 2010; and its 2015 Equity Incentive Plan, which was approved by PMI's Board of Directors on April 7, 2015 and subsequently amended by an Amendment No. 1, Amendment No. 2, and Amendment No. 3, which were approved by PMI's Board of Directors on February 15, 2016, May 19, 2016, and January 23, 2018, respectively (as amended, the "2015 Plan"). The 2005 Plan and 2015 Plan are collectively referred to in this Annual Report as the "Equity Plans."
In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms.  Unless sooner terminated by PMI’s Board of Directors, the 2015 Plan will expire ten years from the date of its adoption.  All stock options granted to NEOs are incentive stock options, to the extent permissible under the Internal Revenue Code, as amended. All equity awards to PMI’s employees and directors were granted at no less than the fair market value of its common stock on the date of each award. In the absence of a public trading market for PMI common stock, PMI’s Board of Directors, acting on its own or through the Compensation Committee, has determined the fair market value of its common stock in good faith based upon consideration of a number of relevant factors including the status of its development efforts, financial status and market conditions. See Item 15, "Notes to Consolidated Financial Statements."
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
As of December 31, 2018, an aggregate of 94,271,657 options to purchase our common stock were authorized for issuance under the 2015 Plan.  Of such authorized options, as of December 31, 2018, a total of 69,180,129 options were outstanding under the 2015 Plan and 25,091,528 options were available for grant, including 39,764,363 shares that were forfeited under the 2015 Plan. As of December 31, 2018, 30,093,909 options under the 2015 Plan were vested and outstanding and 245,521 have been exercised. As of December 31, 2018, there were zero stock options available for grant under the 2005 Plan.
The NEOs identified herein have been granted equity awards upon employment with PMI, for merit increases, and for retention purposes.
Outstanding Equity Awards at 2018 Fiscal Year End
The following table sets forth certain information regarding outstanding equity awards granted to PMI’s named executive officers ("NEOs") that remained outstanding as of December 31, 2018.

Name	Grant Date		Vesting Commencement Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)
David Kimball	5/3/2016	(2)	3/18/2016	970,010	440,915	0.22	5/3/2026
	5/3/2016	(3)	3/18/2016	—	—	—	—	705,465
	6/17/2016	(4)	4/28/2016	1,880,625	235,078	0.22	6/17/2026	—
	3/17/2017	(5)	12/1/2016	15,867,434	5,289,145	0.22	3/17/2027	—
	3/20/2018	(2)	3/1/2018	—	2,535,292	0.54	3/20/2028	—
Usama Ashraf	3/17/2017	(6)	2/27/2017	1,557,069	1,840,173	0.22	3/17/2027	—
	11/7/2017	(6)	2/27/2017	184,597	218,161	0.53	11/7/2027	—
	3/20/2018	(7)	3/1/2018	—	—	—	—	1,784,793
	8/8/2018	(6)	7/1/2018	—	837,719	0.48	8/8/2028	—
Nasos Topakas	11/7/2017	(6)	4/17/2017	1,583,333	2,216,667	0.53	11/7/2027	—
	3/20/2018	(7)	3/1/2018	—	—	—	—	1,784,793
Julie Hwang	11/4/2015	(8)	8/31/2015	125,000	25,000	0.22	11/4/2025	—
	5/3/2016	(9)	4/28/2016	53,911	6,739	0.22	5/3/2026	—
	3/17/2017	(8)	1/1/2017	29,468	32,032	0.22	3/17/2027	—
	3/20/2018	(8)	3/1/2018	—	218,550	0.54	3/20/2028	—
	8/8/2018	(6)	6/1/2018	—	1,184,738	0.48	8/8/2028	—
Justine Metz	3/20/2018	(6)	12/31/2017	437,500	1,312,500	0.54	3/20/2028	—
	3/20/2018	(6)	3/1/2018	—	204,677	0.54	3/20/2028	—
1Represents restricted stock units (“RSUs”), in each case that remained unvested as of December 31, 2018.
2This option vests over four years, with 1/4 vesting on the first anniversary of the applicable vesting commencement date set forth in the table above (the "Vesting Commencement Date") and 1/48 vesting each month thereafter for the following three years, provided that, any unvested options will vest in full immediately prior to the effective time of a change in control of PMI, a sale of all or substantially all of PMI's assets, or a liquidation, dissolution or winding up of PMI (each, a "Corporate Transaction").
3These RSUs initially vest, if at all, when PMI files for an initial public offering and the lock-up period expires or there is a Corporate Transaction (which, as defined in the RSU grant notice, does not include a liquidation, dissolution or winding up of PMI), whichever occurs first (each, a “Triggering Event”).  The RSUs will immediately and fully vest in connection with the occurrence of such Triggering Event.
4This option vests over three years, with 1/36 vesting on the one month anniversary of the applicable Vesting Commencement Date and 1/36 vesting each month thereafter for the following two years, provided that, any unvested options will vest in full immediately prior to the effective time of a Corporate Transaction.
5This option vests over three years, with 1/2 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following two years, provided that, any unvested options will vest in full immediately prior to the effective time of the Corporate Transaction.
6This option vests over four years, with 1/4 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following three years, except that, in the event the NEO is terminated without cause within 12 months of a Corporate Transaction, any unvested options will vest in full immediately.

7These RSUs initially vest, if at all, upon the occurrence of a Triggering Event. The number of RSUs that vest upon a Triggering Event will be equal to the number of RSUs that would have vested had the RSUs been subject to the four-year Time-Based Vesting Schedule (1/4 vesting on first-year anniversary of applicable Vesting Commencement Date and 1/48 vesting monthly thereafter). If the NEO provides continuous service through the Triggering Event, the remaining RSUs will vest pursuant to the Time-Based Vesting Schedule until the RSUs are fully vested.
8This option vests over four years, with 1/4 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following three years.
9This option vests over three years, with 1/36 vesting on the one month anniversary of the applicable Vesting Commencement Date and 1/36 vesting each month thereafter for the following two years.
The following table sets forth information regarding equity awards held by PMI's named executive officers that were exercised, vested or settled during 2018 (dollar amounts in thousands):

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting/Settlement ($)
David Kimball	—	—	—	—
Usama Ashraf	—	—	—	—
Nasos Topakas	—	—	—	—
Julie Hwang	—	—	—	—
Justine Metz	—	—	—	—

Potential Payments Upon Termination or a Change In Control of PMI
The following table provides the estimated value of the payments that PMI would provide to its named executive officers in connection with a change in control of PMI and/or a termination of employment. In determining amounts payable, we have assumed in all cases that the change in control or termination of employment, as applicable, occurred on December 31, 2018. With respect to a termination of employment, we have assumed in all cases that the termination was without cause.

Name	Cash Severance ($)	Number of Unvested Options (#)	Estimated Value of Unvested Options at December 31, 2018 ($)	Number of Unvested RSUs and Stock Awards (#)	Estimated Value of Unvested RSUs and Stock Awards at December 31, 2018 ($)	Total Estimated Value ($)
	(dollar amounts in thousands)

David Kimball
Involuntary Termination	$250	—	—	—	$—	$250
Change in Control	—	8,500,430	$298	705,465	191	489
Involuntary Termination following Change in Control	—	—	—	—	—	—
Usama Ashraf
Involuntary Termination	210	—	—	—	—	210
Change in Control	—	—	—	—	—	—
Involuntary Termination following Change in Control	—	2,896,053	92	1,784,793	482	574
Nasos Topakas
Involuntary Termination	180	—	—	—	—	180
Change in Control	—	—	—	—	—	—
Involuntary Termination following Change in Control	—	2,216,667	—	1,784,793	482	482
Julie Hwang
Involuntary Termination	163	—	—	—	—	163
Change in Control	—	—	—	—	—	—
Involuntary Termination following Change in Control	—	1,184,738	—	—	—	—
Justine Metz
Involuntary Termination	163	—	—	—	—	163
Change in Control	—	—	—	—	—	—
Involuntary Termination following Change in Control	—	1,517,177	—	—	—	—
Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2018, Christopher M. Bishko (who resigned from PMI's Board of Directors on February 22, 2018), Mason Haupt, Claire A. Huang (who, along with Mr. Haupt, was appointed to the Compensation Committee effective as of March 9, 2018) and Patrick W. Grady served as members of the Compensation Committee. None of these directors is or has been an officer or employee of PMI at any time or had any relationship with PMI requiring disclosure by PMI under Item 404 of Regulation S-K. During the fiscal year ended December 31, 2018, none of PMI's executive officers served as a member of the Board of Directors or Compensation Committee (or other board committee serving an equivalent function) of any unrelated entity that had one or more of its executive officers serving on PMI’s Board of Directors or Compensation Committee (or other board committee serving an equivalent function).

Director Compensation
The following table shows compensation for the year ended December 31, 2018 to PMI’s directors who were not also named executive officers at the time they received compensation as directors (in thousands):

Name	Fees earned or paid in cash ($)	Equity awards ($)	Total
Patrick W. Grady	—	—	—
Rajeev V. Date	$75	—	$75
Christopher M. Bishko (1)	—	—	—
David R. Golob	—	—	—
Nigel W. Morris	$75	—	$75
Mason Haupt	—	—	—
Claire A. Huang	$75	—	$75
1Mr. Bishko resigned as a Director of PMI effective February 22, 2018.
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

Patrick W. Grady, Chair
Mason D. Haupt
Claire A. Huang

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Prosper Marketplace, Inc.
The following table sets forth information regarding the beneficial ownership of PMI’s common stock as of March 1, 2019, by:
•each of PMI’s directors;
•each of PMI’s named executive officers;
•each person, or group of affiliated persons, who is known by PMI to beneficially own more than 5% of PMI’s common stock; and
•all of PMI’s directors and executive officers as a group.

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
Percentage ownership calculations are based on 260,368,319 shares of common stock outstanding as of March 1, 2019, assuming the conversion of all of PMI’s convertible preferred stock, but excluding any outstanding stock options or warrants. Each share of PMI preferred stock is convertible at any time at the discretion of the holder. Shares of PMI’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock, convert into shares of PMI common stock at a ratio of 1 to 1. Shares of PMI’s Series A-1 Preferred Stock convert into shares of PMI common stock at a ratio of 1,000,000 to 1.
In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, PMI deemed outstanding all shares of common stock subject to options and warrants held by that person or entity that are currently exercisable or vesting within 60 days of March 1, 2019. PMI did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1.0% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners and officers are in care of Prosper Marketplace, Inc., 221 Main Street, 3rd Floor, San Francisco, CA 94105.

Name of Beneficial Owner	Number of Shares Owned (1)	Number of Shares Underlying Options, and Warrants Exercisable Currently or Within 60 Days (2)	Total Number of Shares Beneficially Owned (3)	Beneficial Ownership Percentage
Directors and Executive Officers
Rajeev V. Date (4)	26,115	924,846	950,961	*
Patrick W. Grady (5)	51,247,915	—	51,247,915	19.68%
Nigel W. Morris (6)	1,073,970	1,080,349	2,154,319	*
Claire A. Huang	—	333,333	333,333	*
Mason D. Haupt (7)	—	137,033	137,033	*
David R. Golob (8)	17,413,325	35,544,141	52,957,466	17.90%
David Kimball	—	22,601,691	22,601,691	7.99%
Usama Ashraf	—	2,058,332	2,058,332	*
Nasos Topakas	—	1,900,000	1,900,000	*
Julie Hwang	—	370,865	370,865	*
Justine Metz	—	643,030	643,030	*
All directors and executive officers as a group (9)	69,761,325	65,593,620	135,354,945	41.52%
5% Shareholders
Francisco Partners (10)	17,413,325	35,544,141	52,957,466	17.90%
Sequoia Capital (11)	51,247,915	—	51,247,915	19.68%
LPG Capital GP Limited (12)	37,249,498	—	37,249,498	14.31%
PF WarrantCo (13)	723,902	139,701,850	140,425,752	35.10%
Accel Partners (14)	24,320,667	—	24,320,667	9.34%
IDG Capital Partners (15)	24,320,667	—	24,320,667	9.34%
1Includes shares of common stock (including common stock issuable upon the conversion of preferred stock) owned directly or indirectly, but does not include shares subject to options and warrants.
2Includes shares subject to options or warrants owned directly or indirectly that are currently exercisable or will become exercisable within 60 days of March 1, 2019.

3The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities for which that person has a right to acquire beneficial ownership within 60 days.
4Consists of 924,846 shares of common stock issuable upon the exercise of stock options and 26,115 shares of common stock issuable upon the conversion of preferred stock held by Mr. Date or his affiliate.
5Consists of 51,947,915 shares of common stock issuable upon the conversion of preferred stock held by Sequoia Capital through certain of its affiliates. Mr. Grady is a partner of Sequoia Capital and therefore may be deemed to share voting and investment power over these shares. Mr. Grady disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.
6Consists of 1,005,935 shares of common stock, 68,035 shares of common stock issuable upon the conversion of preferred stock and 1,080,349 shares of common stock issuable upon the exercise of warrants held by QED Investors through certain of its affiliates.  Mr. Morris is a partner of QED Investors and therefore may be deemed to share voting and investment power over these shares. Mr. Morris disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.
7Consists of 137,033 shares of common stock issuable upon the exercise and conversion of the preferred stock warrants held by Mr. Haupt.
8Consists of 17,413,325 shares of common stock issuable upon the conversion of preferred stock and 35,544,141 share of common stock issuable upon exercise and conversion of preferred stock warrants held by Francisco Partners through certain of its affiliates. Mr. Golob is a partner of Sequoia Capital and therefore may be deemed to share voting and investment power over these shares. Mr. Golob disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein
9Consists of 1,005,935, shares of common stock, 68,687,355 shares of common stock issuable upon the conversion of preferred stock, 28,832,097 shares of common stock issuable upon the exercise of stock options, 1,080,349 shares of common stock issuable upon the exercise of warrants and 35,681,174 shares of common stock issuable upon the exercise and conversion of the preferred stock warrants.
10Represents 17,413,325 shares of common stock issuable upon the conversion of preferred stock held by Francisco Partners through certain of its affiliates and 35,544,141 shares of common stock issuable upon the exercise and conversion of the preferred stock warrant held by Francisco Partners through certain of its affiliates. Francisco Partners is deemed to have voting and investment power over these shares. The address for Francisco Partners is One Letterman Drive Building C – Suite 140 San Francisco, CA 94129
11Represents 51,247,915 shares of common stock issuable upon the conversion of preferred stock held by Sequoia Capital through certain of its affiliates. Sequoia Capital is deemed to have voting and investment power over the shares. The address for Sequoia Capital is 3000 Sand Hill Road, 4-250, Menlo Park, California 94025.
12Represents 37,249,498 shares of common stock issuable upon the conversion of preferred stock held by LPG Capital through certain of its affiliates. LPG Capital l is deemed to have voting and investment power over the shares. The address for LPG Capital is 199-203 Hennessy Road, Flat 1002, Hong Kong, China.

13Consists of (i) 2 shares of common stock issuable upon the conversion of preferred stock and 130,888,542 shares of common stock issuable upon the exercise and conversion of the preferred stock warrants, in each case, held by PF WarrantCo Holdings, LP, a Delaware limited partnership (the “PF WarrantCo Shares”); (ii) 8,569,770 shares of common stock issuable upon the exercise and conversion of the preferred stock warrants held by QPL Holdings (PF) LP, a Delaware limited partnership (the “QPL Shares”); (iii) 243,538 shares of common stock issuable upon the exercise and conversion of the preferred stock warrants held by QPB Holdings Ltd., a Cayman Islands exempted company (the “QPB Shares”); and (iv) 723,900 shares of common stock issuable upon the conversion of preferred stock held by Quantum Strategic Partners Ltd., a Cayman Islands exempted company (the “Quantum Strategic Shares”).
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
14Represents 5,703,470 shares of common stock and 7,245,859 shares of common stock issuable upon the conversion of preferred stock held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); 3,498,765 shares of common stock and 4,722,733 shares of common stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (the “IDG Shares”); and 877,185 shares of common stock and 2,272,655 shares of common stock issuable upon the conversion of preferred stock held by Breyer Capital, LLC and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Shares”). Accel Partners is deemed to have voting and investment power over the Accel Shares. Accel Partners is an affiliate of IDG Capital Partners and may also therefore be deemed to share voting and investment power over the IDG Shares. Mr. Breyer is a partner of Accel Partners and therefore Accel Partners may also be deemed to share voting and investment power over the Breyer Shares. Accel Partners disclaims beneficial ownership of the IDG Shares and Breyer Shares except to the extent of its pecuniary interest therein. The address of Accel Partners is 428 University Avenue, Palo Alto, California 94301.
15Represents 3,498,765 shares of common stock and 4,722,733 shares of common stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (“IDG Shares”); 5,703,470 shares of common stock and 7,245,859 shares of common stock issuable upon the conversion of preferred held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); and 877,185 shares of common stock and 2,272,655 shares of common stock issuable upon the conversion of preferred stock held by Breyer Capital, LLC and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Shares”). IDG Capital Partners is deemed to have voting and investment power over the IDG Shares. IDG Capital Partners is an affiliate of Accel Partners and may also therefore be deemed to share voting and investment power over the Accel Shares. Mr. Breyer is a partner of Accel Partners, which is an affiliate of IDG Capital Partners, and therefore IDG Capital Partners may also be deemed to share voting and investment power over the Breyer Shares. IDG Capital Partners disclaims beneficial ownership of the Accel Shares and Breyer Shares except to the extent of its pecuniary interest therein. The address for IDG Capital Partners is 99 Queen’s Road Central, Unit 1509, The Center, Hong Kong, China.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information, as of December 31, 2018, with respect to shares of PMI common stock that may be issued under PMI’s existing equity compensation plans.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, RSUs and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2005 Stock Plan, as amended and restated	6,459,705	$0.15	—
Prosper Marketplace, Inc. 2015 Equity Incentive Plan, as amended	69,180,129	0.39	25,091,528
All stockholder approved plans	75,639,834	$0.37	25,091,528
Equity compensation plans not approved by stockholders:
Outstanding Common Stock Warrants	1,080,349	0.22	—
All non-stockholder approved plans	1,080,349	0.22	—
Total	76,720,183	$0.36	25,091,528
1Includes option and RSU issuances to employees, directors and certain consultants, advisors or vendors; however it does not include warrants granted to outside individuals, consultants, advisors and vendors.
Prosper Funding LLC
PMI is the sole member of, and holds a 100% equity interest in, PFL. PFL does not have any equity compensation plans.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
Prosper Marketplace, Inc.
Agreements with PFL
On January 22, 2013, PMI entered into an Administration Agreement with PFL (as amended to date, the “PMI Administration Agreement”), pursuant to which PMI agreed to provide certain administrative services relating to the marketplace. Under the PMI Administration Agreement, PFL is required to pay PMI (a) an amount equal to one-twelfth (1/12) of the specified annual Corporate Administration Fees equal to 50% of finance and legal personnel costs, (b) a fee for each Borrower Loan originated through the marketplace, (c) 90% of all servicing fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of PFL. As of the most recent amendment of the PMI Administration Agreement, PFL is required to pay PMI (a) an Corporate Administration Fees of $500 thousand per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all servicing fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding.
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
In the Asset Transfer Agreement, PMI agreed, among other things, to:
ifund any repurchase obligation with respect to the transferred Notes, and indemnify PFL for any other losses that arise out of any registration agreement related to the transferred Notes or Borrower Loans, including as a result of a breach by PMI of any of its representations or warranties made therein;
iifund any arbitration filing or administrative fees or arbitrator fees payable under any registration agreement related to the transferred Notes or Borrower Loans; and
iiifund any indemnification obligations that arise under any registration agreement entered into by PMI prior to the date of the asset transfer.
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
Agreements with Prosper Asset Holdings LLC
On November 22, 2013, PMI entered into an Administration Agreement with Prosper Asset Holdings LLC ("PAH"), a wholly owned subsidiary of PFL (the "PAH Administration Agreement"), pursuant to which PMI agreed to provide PAH certain administrative services related to PAH’s operations. Under the PAH Administration Agreement, PAH was required to pay PMI an annual fee in the amount of $150,000.
Also on November 22, 2013, PMI and PAH entered into a Loan Servicing Agreement, pursuant to which PMI agreed to service certain Borrower Loans acquired by PAH under a Loan Sale Agreement entered into on the same date between PAH and PFL. In exchange for servicing these Borrower Loans, PAH agreed to pay PMI the servicing fee identified in the loan listing for each loan purchased by PAH.
On November 28, 2018, the sole member and board of directors of PAH executed a written consent approving the termination of PAH's LLC Agreement and dissolution and winding up of PAH. In connection with PAH's dissolution, the sole member and board of directors of PAH further approved the termination of the PAH Administration Agreement, the Loan Servicing Agreement, and the Loan Sale Agreement. PAH was dissolved on November 29, 2018.
Agreements with Significant Shareholders
On February 27, 2017, PFL entered into a Loan Purchase Agreement (the “Purchase Agreement”) with PF LoanCo Funding LLC, a Cayman limited liability company (the “Beneficiary”), and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely in its capacity as trustee of PF LoanCo Trust, a New York common law trust (the “Trust”). The Purchase Agreement sets forth the terms and conditions pursuant to which PFL will sell eligible consumer loans in an aggregate amount of up to $5.0 billion to the Purchaser for the benefit of the Beneficiary. As of December 31, 2018, an aggregate of $3.1 billion of loans were purchased under the Purchase Agreement, which does not include $0.3 billion of Whole Loan purchases by members of the Consortium prior the signing of the Purchase Agreement.

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
For more information regarding these transactions, please see Note 16 to our consolidated financial statements.
Certain Relationships Among Directors and Officers
None.
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
Financing Arrangements with Significant Shareholders, Directors and Officers
For further information regarding stock ownership for executive officers, directors and security holders owning greater than 5% ownership of all PMI classes of voting securities please see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Prosper Marketplace, Inc."
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
Indemnification Agreements
PMI’s amended and restated certificate of incorporation provides that it will indemnify its directors and officers to the fullest extent permitted by Delaware law. In addition, PMI has entered into separate indemnification agreements with each of its directors and executive officers. For more information regarding these agreements, see Item 10, "Directors, Executive Officers and Corporate Governance—Prosper Marketplace, Inc.—Limitations on Officers’ and Directors’ Liability and Indemnification Agreements" for more information.

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
Director Independence
For information regarding director independence, see Item 10, "Directors, Executive Officers, and Corporate Governance—Prosper Marketplace, Inc.—Director Independence."
Item 14.    Principal Accounting Fees and Services
Prosper Marketplace, Inc. and Prosper Funding LLC
Deloitte & Touche LLP (“Deloitte”) served as PMI and PFL’s independent registered public accounting firm for the fiscal year ended December 31, 2018 and is serving in such capacity for the current fiscal year. Deloitte was engaged in October 2014.
The aggregate fees billed by Deloitte for professional services to PMI and PFL were $1,969 thousand and $1,845 thousand in 2018 and 2017, respectively.
Audit Fees. The aggregate fees billed by Deloitte for professional services rendered for PMI and PFL for the audit of annual financial statements, the review of the quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were $1,824 thousand and $1,670 thousand in 2018 and 2017, respectively.
Audit Related Fees. The aggregate fees billed by Deloitte for professional assurance and related services reasonably related to the performance of the audit of the PMI and PFL’s financial statements, but not included under Audit Fees were $143 thousand and $163 thousand in 2018 and 2017, respectively.  These fees include the service organization control readiness assessment and service organization control assessment.
Tax Fees. The aggregate fees billed by Deloitte for 2018 and 2017 for professional services for tax compliance, tax advice and tax planning were $0 and $10 thousand in 2018 and 2017.
All Other Fees. Deloitte billed $2 thousand and $2 thousand, in 2018 and 2017, respectively, related to fees not included in “Audit”, “Audit Related Fees” or “Tax Fees.”

PART IV
Item 15.    Exhibits, Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Prosper Marketplace, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Prosper Marketplace Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, other comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows , for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
March 28, 2019

We have served as the Company's auditor since 2014.

Prosper Marketplace, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	December 31,	December 31,
ASSETS	2018	2017
Cash and Cash Equivalents	$57,945	$45,795
Restricted Cash	149,114	152,668
Available for Sale Investments, at Fair Value	22,173	53,147
Accounts Receivable	5,119	683
Loans Held for Sale, at Fair Value	183,788	49
Borrower Loans, at Fair Value	263,522	293,005
Property and Equipment, Net	15,273	18,136
Prepaid and Other Assets	4,643	7,796
Servicing Assets	14,687	14,711
Goodwill	36,368	36,368
Intangible Assets, Net	999	1,377
Total Assets	$753,631	$623,735
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Accounts Payable and Accrued Liabilities	$19,967	$11,942
Payable to Investors	127,538	132,432
Notes at Fair Value	264,003	293,948
Warehouse Line	162,488	—
Other Liabilities	10,629	12,669
Convertible Preferred Stock Warrant Liability	143,679	116,366
Total Liabilities	728,304	567,357
Commitments and Contingencies (see Note 16)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of December 31, 2018 and December 31, 2017; 214,637,925 issued and outstanding as of December 31, 2018 and December 31, 2017. Aggregate liquidation preference of $375,952 as of December 31, 2018 and December 31, 2017.	323,793	323,793
Stockholders' Deficit
Common Stock – $0.01 par value; 625,000,000 shares authorized; 71,411,145 shares issued and 70,475,210 shares outstanding, as of December 31, 2018; 71,226,934 shares issued and 70,290,999 shares outstanding, as of December 31, 2017.	229	228
Additional Paid-In Capital	145,486	136,653
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(420,751)	(380,806)
Accumulated Other Comprehensive Loss	(13)	(73)
Total Stockholders' Deficit	$(298,466)	$(267,415)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$753,631	$623,735

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(in thousands, except for share and per share amounts)

	Year ended December 31,
	2018	2017	2016
REVENUES
Operating Revenues
Transaction Fees, Net	$123,373	$130,174	$95,130
Servicing Fees, Net	29,025	27,206	28,903
Gain on Sale of Borrower Loans	13,147	11,431	3,637
Fair Value of Warrants Vested on Sale of Borrower Loans	(72,316)	(60,122)	—
Other Revenues	4,697	4,806	5,245
Total Operating Revenues	97,926	113,495	132,915
Interest Income
Interest Income on Borrower Loans	57,716	47,208	44,649
Interest Expense on Notes and Warehouse Line	(45,886)	(43,954)	(41,187)
Net Interest Income	11,830	3,254	3,462
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(5,395)	(514)	(372)
Total Net Revenues	104,361	116,235	136,005
EXPENSES
Origination and Servicing	35,116	34,881	33,944
Sales and Marketing	77,997	83,462	70,146
General and Administrative	72,371	75,686	102,735
Restructuring Charges, Net	1,762	1,340	17,027
Change in Fair Value of Convertible Preferred Stock Warrants	(45,003)	29,140	7
Other Expenses, Net	1,891	7,392	30,341
Total Expenses	144,134	231,901	254,200
Net Loss Before Taxes	(39,773)	(115,666)	(118,195)
Income Tax Expense (Benefit)	172	(508)	546
Net Loss	$(39,945)	$(115,158)	$(118,741)
Net Loss Per Share – Basic and Diluted	$(0.57)	$(1.65)	$(1.85)
Weighted-Average Shares - Basic and Diluted	70,384,501	69,687,836	64,196,537

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Other Comprehensive Loss
(in thousands)

	Year ended December 31,
	2018	2017	2016
Net Loss	$(39,945)	$(115,158)	$(118,741)
Other Comprehensive Income (Loss), Before Tax
Change in Net Unrealized Gain (Loss) on Available for Sale Investments, at Fair Value	60	(74)	148
Realized (Gain) Loss on Sale of Available for Sale Investments, at Fair Value	—	9	(12)
Other Comprehensive Income (Loss), Before Tax	60	(65)	136
Income Tax Effect	—	—	—
Other Comprehensive Income (Loss), Net of Tax	60	(65)	136
Comprehensive Loss	$(39,885)	$(115,223)	$(118,605)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance as of January 1, 2016	177,388,425	275,938	74,608,725	127	(5,177,235)	(23,417)	102,971	(144)	(146,907)	(67,370)
Exercise of vested stock options	—	—	466,300	6	—	—	305	—	—	311
Repurchase of restricted stock	—	—	(673,750)	—	—	—	—	—	—	—
Restricted stock vested	—	—	—	79	—	—	196	—	—	275
Issuance of common stock, for settlement of vested RSUs	—	—	635,068	—	—	—	—	—	—	—
Exercise of warrants	—	—	48,001	—	—	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	—	—	20,505	—	—	20,505
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	136	—	136
Net Loss	—	—	—	—	—	—	—	—	(118,741)	(118,741)
Balance as of December 31, 2016	177,388,425	275,938	75,084,344	212	(5,177,235)	(23,417)	123,988	(8)	(265,648)	(164,873)
Issuance of convertible preferred stock, Series G, net of issuance costs	37,249,497	47,855	—	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	606,284	6	—	—	97	—	—	103
Repurchase of restricted stock	—	—	(266,130)	—	—	—	—	—	—	—
Restricted stock vested	—	—	—	10	—	—	31	—	—	41
Exercise of warrants	3	—	43,736	—	—	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	—	—	12,532	—	—	12,532
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	(65)	—	(65)
Net Loss	—	—	—	—	—	—	—	—	(115,158)	(115,158)
Balance as of December 31, 2017	214,637,925	323,793	75,468,234	228	(5,177,235)	(23,417)	136,653	(73)	(380,806)	(267,415)
Exercise of vested stock options	—	—	176,011	1	—	—	27	—	—	28
Restricted stock vested	—	—	—	—	—	—	13	—	—	13
Exercise of warrants	—	—	8,200	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	8,793	—	—	8,793
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	60	—	60
Net Loss	—	—	—	—	—	—	—	—	(39,945)	(39,945)
Balance as of December 31, 2018	214,637,925	323,793	75,652,445	229	(5,177,235)	(23,417)	145,486	(13)	(420,751)	(298,466)

The number of shares reflects a 5-for-1 forward stock split effected by PMI on February 16, 2016.
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the For the Twelve Months Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net Loss	(39,945)	(115,158)	(118,741)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	5,307	514	372
Depreciation and Amortization	9,968	12,348	13,220
Gain on Sales of Borrower Loans	(13,171)	(14,138)	(9,634)
Change in Fair Value of Servicing Rights	13,148	12,074	11,053
Stock-Based Compensation Expense	8,401	12,238	19,787
Restructuring Liability	1,576	1,343	6,052
Fair Value of Warrants Vested	72,317	61,605	—
Change in Fair Value of Warrants	(45,004)	29,140	—
Change in Fair Value of Contingent Consideration	—	—	199
Other, Net	(1,281)	377	1,534
Impairment Losses on Assets Held for Sale	—	6,399	—
Warrants Issued for Contract Termination	—	—	21,711
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(2,365,431)	(2,619,130)	(1,979,952)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	2,178,498	2,619,709	1,979,352
Accounts Receivable	(4,435)	74	1,677
Prepaid and Other Assets	4,581	(3,208)	1,825
Accounts Payable and Accrued Liabilities	7,566	(2,268)	379
Payable to Investors	(4,894)	(10,212)	6,137
Other Liabilities	(3,683)	(2,496)	(12,179)
Net Cash Used in Operating Activities	(176,482)	(10,789)	(57,208)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(177,101)	(194,887)	(217,582)
Principal Payments of Borrower Loans Held at Fair Value	175,117	192,054	173,710
Purchases of Property and Equipment	(5,889)	(4,174)	(10,760)
Maturities of Short Term Investments	—	1,280	1,279
Purchases of Short Term Investments	—	(1,262)	(1,277)
Purchases of Available for Sale Investments, at Fair Value	(23,266)	(68,297)	(11,725)
Proceeds from Sale of Available for Sale Securities	—	31,232	12,445
Maturities of Available for Sale Securities	54,750	16,600	39,593
Net Cash Provided by (Used in) Investing Activities	23,611	(27,454)	(14,317)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	176,830	194,391	217,767
Payments of Notes Held at Fair Value	(175,760)	(191,828)	(173,958)
Proceeds from Issuance of Convertible Preferred Stock, Net	—	47,855	—
Proceeds from Warehouse Line	161,797	—	—
Payment for Debt Issuance Costs	(1,428)	—	—
Proceeds from Exercise of Warrants and Stock Options including Early Exercise, and Issuance of Restricted Stock	28	123	541
Repurchase of Common Stock and Restricted Stock	—	(64)	(80)
Taxes Paid for Awards Vested Under Equity Incentive Plans	—	(15)	(219)

Contingent Consideration Paid	—	—	(3,800)
Net Cash Provided by Financing Activities	161,467	50,462	40,251
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	8,596	12,219	(31,274)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	198,463	186,244	217,518
Cash, Cash Equivalents and Restricted Cash at End of the Period	$207,059	$198,463	$186,244
Cash Paid for Interest	$45,320	$43,776	$40,369
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	630	171	382
The accompanying notes are an integral part of these consolidated financial statements.

1. Organization and Business
Prosper Marketplace, Inc. (“PMI”) was incorporated in the state of Delaware on March 22, 2005. Except as the context requires otherwise, as used in these notes to consolidated financial statements of PMI, “Prosper,” “we,” “us,” and “our” refer to PMI and its wholly-owned subsidiaries, on a consolidated basis.
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
As of December 31, 2018, the marketplace is open to investors in 31 states and the District of Columbia. Additionally, as of December 31, 2018, the marketplace is open to borrowers in 48 states and the District of Columbia. Currently our marketplace does not operate internationally.

Prosper Marketplace, Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of PMI and its wholly owned subsidiaries including PFL, PWIT, PHL, and BillGuard. All intercompany balances and transactions between PMI and its subsidiaries have been eliminated in consolidation. PMI and PFL’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
Certain Risks

In the normal course of its business, Prosper encounters significant credit risk. Financial instruments that potentially subject Prosper to significant credit risk consist primarily of cash, cash equivalents, available for sale investments, loans held for sale, borrower loans held and restricted cash. Prosper places cash and restricted cash with high-quality financial institutions and is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds federally insured amounts. Prosper invests cash equivalents and available for sale investments in highly liquid marketable securities with original maturities of three months or less at the time of purchase, consisting primarily of money market funds, commercial paper, US treasury securities and US agency securities.

With regard to Loans Held for Sale, while these loans are on our balance sheet, we have exposure to the credit risk of the borrowers. In the event of a decline or volatility in the credit risk of these borrowers, the value of these loans held may decline. This may adversely affect the liquidity of these loans held, which could produce losses if the Company is unable to realize their fair value or manage declines in their value.

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown in the consolidated statements of cash flows:

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and Cash Equivalents	$57,945	45,795	$22,337
Restricted Cash	149,114	152,668	163,907
Total Cash, Cash Equivalents and Restricted Cash shown in the consolidated statements of cash flows	$207,059	$198,463	$186,244

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
An investment is also OTTI if management does not expect to recover all of the amortized cost of the investment. In this circumstance, the impairment recognized in earnings represents estimated credit losses, and is measured by the difference between the present value of expected cash flows and the amortized cost of the investment. Management utilizes cash flow models to estimate the expected future cash flow from the securities to estimate the credit loss. Expected cash flows are discounted using the investment's effective interest rate.  The evaluation of whether Prosper expects to recover the amortized cost of an investment is inherently judgmental. The evaluation includes the assessment of several bond performance indicators, including the current price and magnitude of the unrealized loss and whether Prosper has received all scheduled principal and interest payments. There were no impairment charges recognized during the years ended December 31, 2018 and December 31, 2017.
Fair Value Measurement
Prosper measures the fair value of assets and liabilities in accordance with its fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. We apply this framework whenever other standards require (or permit) assets or liabilities to be measured at fair value.
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
Assets and liabilities carried at fair value on the balance sheet are classified among three levels based on the observability of the inputs used to determine fair value:
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
Borrower Loans and Notes
Through the Note Channel, Prosper purchases Borrower Loans from WebBank then issues Notes, and holds the Borrower Loans until maturity. The obligation to repay a series of Notes issued through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans funded and Notes issued through the Note Channel are carried on Prosper’s balance sheet as assets and liabilities, respectively. We choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows both the Borrower Loans and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made. Prosper estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies that take into account expected prepayments, losses,

recoveries and default rates.   The Borrower Loans are not derecognized when a corresponding Note is issued as Prosper maintains the ability to sell the Borrower Loans without the approval of the holders of the corresponding Notes.
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
Loans Held for Sale
Loans Held for Sale are comprised of Borrower Loans held and are recorded at fair value. The fair value is estimated using discounted cash flow methodologies based upon a set of valuation assumptions similar to those of other Borrower Loans. We measure Loans Held for Sale at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements and it allows for the Loans Held for Sale to be measured at fair value similar to Borrower Loans and Notes.
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
Goodwill and Intangibles

Goodwill associated with business combinations is computed by recognizing the portion of the purchase price that is not tied to individually identifiable and separately recognizable assets. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Our annual impairment testing date is October 1. Impairment exists whenever the carrying value of goodwill exceeds its implied fair value. Adverse changes in impairment indicators such as loss of key personnel, increased regulatory oversight, or unplanned changes in our operations could result in impairment. We did not recognize any goodwill impairments during the years ended December 31, 2018 and 2017.
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
Debt
For debt instruments carried at amortized cost, the Company defers specific incremental costs directly related to issuing debt or entering into revolving debt arrangements. Debt issuance costs associated with revolving debt arrangements are presented on Prosper's Consolidated Balance Sheets as Prepaid and Other Assets and subsequently amortized over the term of the revolving debt arrangement.
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
Revenue Recognition

Revenue primarily results from transaction and servicing fees and net interest income earned. Fees include transaction fees for our services performed on behalf of WebBank to originate a loan. We also have other smaller sources of revenue reported as other revenue, including referral fees, securitization fees and subscription fees.
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
Fair Value of Warrants Vested on the Sale of Borrower Loans
Fair Value of Warrants Vested on the Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vest when the Consortium purchases whole loans under the Consortium Purchase Agreement that was signed in February 2017. On vesting of the Series F warrants, Prosper records a liability as "Convertible Preferred Stock Warrant Liability" on the Consolidated Balance Sheet at fair value and a corresponding amount as "Fair Value of Warrants Vested on Sale of Borrower Loans" on the Consolidated Statement of Operations. ASC 505-50 "Share Based Payments to Non-Employees" addresses the accounting by both the grantor and the grantee for share-based payments made in exchange for goods and services. The counterparty to whom we issued the warrants is a customer of the Company to whom we sell loans. Following the guidance in ASC 505-50, Prosper records the vesting of the warrants as contra-revenue on the Consolidated Statement of Operations.
Interest Income on Borrower Loans, and Interest Expense on Notes and Warehouse Line
Prosper recognizes interest income on Borrower Loans originated through the Note Channel and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent Prosper believes it to be collectable. Similarly, Prosper recognizes interest income on Loans Held for Sale and interest expense on the Warehouse Line using the accrual method based on the stated interest rate to the extent Prosper believes it to be collectable.
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
As of December 31, 2018 Prosper had no contract assets, contract liabilities or deferred contract costs. As of December 31, 2018, Prosper had no unsatisfied performance obligations related to transaction fees or other revenues.
Advertising Costs
Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying Consolidated Statements of Operations. Prosper incurred advertising costs of $48.0 million, $66.9 million and $48.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Stock-based awards issued to non-employees are marked-to-market up until the point that the awards measurement period has been achieved.  Compensation expense for stock options issued to non-employees is calculated using the Black-Scholes option pricing model and is recorded over the vesting period of the award.
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
Other Expenses, net

Other expenses, net includes interest income from available for sale securities, accretion on available for sale securities, changes in fair value of contingent liabilities, proposed SEC settlement costs, realized gains and losses on the sale of available for sale securities, changes in fair value of convertible preferred stock warrant liabilities and contract termination costs that are expected to be non-recurring and not part of restructuring activities.
Comprehensive Income
Marketable debt securities are generally considered available-for-sale and are carried at fair value, based on quoted market prices or other readily available market information. Gains and losses are recognized when realized using the specific identification method and included in Other Income in the Consolidated Statements of Operations. Unrealized gains and losses, net of taxes, are included in Accumulated Other Comprehensive Income, which is reflected as a separate component of stockholders’ deficit in our Consolidated Balance Sheet. If we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to an identified loss is recognized in earnings. Prosper monitors its investment portfolio for potential impairment on a quarterly basis.
Recent Accounting Pronouncements
Accounting Standards Adopted In The Current Period
In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. Prosper adopted the requirements of the ASU as of January 1, 2018, utilizing the modified retrospective approach. Transaction fees, securitization fees and credit referral fees are included in the scope of the new guidance, while servicing fees, net interest income and gain or loss on the sale of loans remain within the scope of ASC topic 860, Transfers and Servicing or ASC topic 310. The impact of adopting the ASU did not result in a cumulative effect adjustment upon the date of adoption. Additionally, the impact of adoption on the consolidated financial statements for the current period is insignificant.
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
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18)," which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Prosper adopted the standard effective January 1, 2018. Prosper had $149.1 million and $152.7 million of restricted cash on its consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively, whose cash flow statement classification changed to align with the new guidance.
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

Accounting Standards Issued, To Be Adopted By The Company In Future Periods
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures.  This guidance will be effective for us in the first quarter of our fiscal year 2019, and early adoption is permitted. In accordance with ASU 2018-11, "Leases (Topic 842), Target Improvements", Prosper has elected not to restate prior periods and will present the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings on January 1, 2019. The standard will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated statement of operations. The most significant impact will be the recognition of Right of Use ("ROU") assets and lease obligation liabilities for operating leases. Additionally, Prosper will record an impairment charge to its ROU asset upon adoption due to existing sublease arrangements that were entered into at a loss, which will be largely offset by the existing restructuring liability that exists under the legacy standard. Adoption of the standard will result in the recognition of additional ROU assets and lease obligation liabilities for operating leases of $16.1 million and $21.6 million, respectively, and a reduction in Other Liabilities of $5.5 million as of January 1, 2019.
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
3. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Property and equipment:
Computer equipment	$15,193	$14,499
Internal-use software and website development costs	22,505	19,910
Office equipment and furniture	3,015	3,010
Leasehold improvements	7,157	7,078
Assets not yet placed in service	2,745	1,216
Property and equipment	50,615	45,713
Less accumulated depreciation and amortization	(35,342)	(27,577)
Total property and equipment, net	$15,273	$18,136
Depreciation and amortization expense for property and equipment for 2018, 2017 and 2016 was $9.6 million, $11.0 million and $9.4 million, respectively. Prosper capitalized internal-use software and website development costs in the amount of $5.7 million, $3.7 million and $6.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Prosper recorded gains on disposals of $13 thousand and $11 thousand, and impairment charges of $1,083 thousand for the years ended December 31, 2018, 2017 and 2016 respectively, as a result of our decision to discontinue several software and website development projects and to cease the use of certain leased properties and related leasehold improvements, computer equipment and furniture at these locations.
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
Beginning in 2018, Prosper Warehouse I Trust ("PWIT"), a wholly-owned subsidiary of PMI, began purchasing unsecured consumer loans from the Company through a Warehouse arrangement with a national banking association. See Note "10. Debt" for more details. Similar to the Borrower Loans originated and Notes issued through the Note Channel, the fair value of the Loans Held for Sale is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used to value such Loans Held for Sale include default rates derived from historical performance, market conditions and discount rates applied to each credit grade based on the perceived credit risk of each credit grade.
At December 31, 2018 and 2017, Borrower Loans, Notes and Loans Held for Sale (in thousands) were:

	Borrower Loans		Notes		Loans Held for Sale
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Aggregate principal balance outstanding	$269,093	$296,668	$(272,430)	$(300,922)	$185,657	$59
Fair value adjustments	(5,571)	(3,663)	8,427	6,974	(1,869)	(10)
Fair value	$263,522	$293,005	$(264,003)	$(293,948)	$183,788	$49
Borrower Loans
At December 31, 2018, outstanding Borrower Loans had original maturities between 36 and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92% and had various maturity dates through December 2023. At December 31, 2017, outstanding Borrower Loans had original terms between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 32.32% and had various maturity dates through December 2022.

Approximately $0.8 million and $1.7 million represents the loss that is attributable to changes in the instrument specific credit risks related to Borrower Loans that were recorded in the change in fair value during the years ended December 31, 2018 and December 31, 2017, respectively.
As of December 31, 2018 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $2.5 million and a fair value of $1.1 million. As of December 31, 2017 the Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $3.5 million and a fair value of $1.3 million. We place loans on non-accrual status when they are over 120 days past due. As of December 31, 2018 and 2017, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.3 million, respectively.
Loans Held for Sale
At December 31, 2018, outstanding Borrower Loans had original maturities between 36 and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various maturity dates through December 2023. Fair value adjustments recorded in earnings on loans invested in by the Company during the year ended December 31, 2018 was a net loss of $1.9 million. Interest income earned on Loans Held for Sale by the Company during the year ended December 31, 2018 was $14.1 million.
As of December 31, 2018, Loans Held for Sale that were 90 days or more delinquent, had an aggregate principal amount of $0.8 million and a fair value of $0.3 million. We place loans on non-accrual status when they are over 120 days past due.
5. Loan Servicing Assets and Liabilities
Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees.  The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The servicing assets and liabilities are measured at fair value throughout the servicing period. The total gains and losses recognized on the sale of such Borrower Loans for the year ended December 31, 2018 were a gain of $13.1 million and a loss of $72.3 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium. The total gains and losses recognized on the sale of such Borrower Loans for the year ended December 31, 2017 were a gain of $11.4 million and a loss of $60.1 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium. The total gains recognized on the sale of such Borrower Loans was $3.6 million for the year ended December 31, 2016.
At December 31, 2018, Borrower Loans that were sold, but for which Prosper retained servicing rights had a total outstanding principal balance of $3.6 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through December 2023.  At December 31, 2017, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through December 2022.
$43.1 million, $39.0 million and $38.9 million of contractually specified servicing fees and ancillary fees are included on our consolidated statements of operations in Servicing Fees, Net for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of December 31, 2018 and December 31, 2017, are as follows (in thousands):

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Treasury Bills	$17,940	$—	$(3)	$17,937
US Treasury securities	4,246	—	(10)	4,236
Total Available for Sale Investments	$22,186	$—	$(13)	$22,173

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Treasury Bills	$34,014	$—	$(36)	$33,978
US Treasury securities	$19,207	$—	$(38)	$19,169
Total Available for Sale Investments	$53,221	$—	$(74)	$53,147
A summary of available for sale investments with unrealized losses as of December 31, 2018, aggregated by category and period of continuous unrealized loss, is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Treasury Bills	$17,937	$(3)	$—	$—	$17,937	$(3)
US Treasury securities	—	—	4,236	(10)	4,236	(10)
Total Investments with Unrealized Losses	$17,937	$(3)	4,236	$(10)	$22,173	$(13)
The maturities of available for sale investments at December 31, 2018, are as follows (in thousands):

	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Treasury Bills	$17,937	$—	$—	$—	$17,937
US Treasury securities	$4,236	$—	$—	$—	$4,236
Total Fair Value	$22,173	$—	$—	$—	$22,173
Total Amortized Cost	$22,186	$—	$—	$—	$22,186
Prosper did not sell any available for sale investments during the year ended December 31, 2018.
7. Fair Value of Assets and Liabilities

For a description of the fair value hierarchy and Prosper’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. Prosper did not transfer any assets or liabilities in or out of level 3 during the year ended December 31, 2018.
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
Investments held at fair value consist of available for sale investments.  The available for sale investments consist of US Treasury securities and Treasury Bills.  When available, Prosper uses quoted prices in active markets to measure the fair value of available for sale. When utilizing market data and bid-ask spreads, Prosper uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, Prosper uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. Prosper's primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information, such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar securities. Prosper compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. Prosper does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.
The Convertible Preferred Stock Warrant Liability is valued using a Black Scholes-option pricing model. Refer to Note 12 for further details.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$263,522	$263,522
Loans Held for Sale	—	—	183,788	183,788
Available for Sale Investments, at Fair Value	—	22,173	—	22,173
Servicing Assets	—	—	14,687	14,687
Total Assets	—	22,173	461,997	484,170
Liabilities:
Notes	$—	$—	$264,003	$264,003
Servicing Liabilities	—	—	12	12
Convertible Preferred Stock Warrant Liability	—	—	143,679	143,679
Loan Trailing Fee Liability	—	—	3,118	3,118
Total Liabilities	$—	$—	$410,812	$410,812

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$293,005	$293,005
Loans Held for Sale	—	—	49	49
Available for Sale Investments, at Fair Value	—	53,147	—	53,147
Servicing Assets	—	—	14,711	14,711
Total Assets	—	53,147	307,765	360,912
Liabilities:
Notes	$—	$—	$293,948	$293,948
Servicing Liabilities	—	—	59	59
Convertible Preferred Stock Warrant Liability	—	—	116,366	116,366
Loan Trailing Fee Liability	—	—	2,595	2,595
Total Liabilities	$—	$—	$412,968	$412,968
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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at December 31, 2018:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	December 31, 2018	December 31, 2017
Discount rate	4.7% - 13.8%	4.0% - 14.4%
Default rate	2.0% - 15.8%	2.0% - 15.4%
Servicing Assets:

Range
Unobservable Input	December 31, 2018	December 31, 2017
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.6% - 16.7%	1.5% - 16.1%
Prepayment rate	15.5% - 25.1%	13.5% - 30.2%
Market servicing rate (1)	0.625%	0.625%
(1) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2018 and 2017, the market rate for collection fees and non-sufficient fund fees was assumed to be 8 basis points and 7 basis points for a weighted-average total market servicing rate of 70.5 basis points and 69.5 basis points respectively.
Loan Trailing Fee Liability:

Range
Unobservable Input	December 31, 2018	December 31, 2017
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.6% - 16.7%	1.5% - 16.1%
Prepayment rate	15.5% - 25.1%	13.5% - 30.2%
At December 31, 2018 and 2017, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
The following tables present additional information about the level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2018	$293,005	$(293,948)	$49	$(894)
Purchase of Borrower Loans/Issuance of Notes	177,101	(176,830)	2,365,431	2,365,702
Principal repayments	(171,427)	175,760	(43,169)	(38,836)
Borrower Loans sold to third parties	(3,690)	—	(2,135,329)	(2,139,019)
Other changes	(202)	441	1,422	1,661
Change in fair value	(31,265)	30,574	(4,616)	(5,307)
Balance at December 31, 2018	$263,522	$(264,003)	$183,788	$183,307

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2017	$315,627	$(316,236)	$624	$15
Purchase of Borrower Loans/Issuance of Notes	194,887	(194,391)	2,619,130	2,619,626
Principal repayments	(188,199)	191,828	(89)	3,540
Borrower Loans sold to third parties	(3,855)	—	(2,619,620)	(2,623,475)
Other changes	97	(180)	(3)	(86)
Change in fair value	(25,552)	25,031	7	(514)
Balance at December 31, 2017	$293,005	$(293,948)	$49	$(894)

The following table presents additional information about the level 3 servicing assets measured at fair value on a recurring basis (in thousands):

Servicing Assets
Fair Value at January 1, 2017	$12,786
Additions	14,138
Less: Changes in fair value	(12,213)
Fair Value at December 31, 2017	$14,711
Additions	13,171
Less: Changes in fair value	(13,195)
Fair Value at December 31, 2018	$14,687
The following table presents additional information about level 3 Preferred Stock Warrant Liability measured at fair value on a recurring basis (in thousands):

Preferred Stock Warrant Liability
Balance as of January 1, 2017	$21,711
Add Issuances of Preferred Stock Warrant	65,516
Change in fair value of the preferred stock warrant liability	29,139
Fair Value at Balance at December 31, 2017	$116,366
Add Issuances of Preferred Stock Warrant	72,316
Change in fair value of the preferred stock warrant liability	(45,003)
Fair Value at Balance at December 31, 2018	$143,679
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
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance as of January 1, 2017	$665
Issuances	2,631
Cash payment of Loan Trailing Fee	(956)
Change in fair value	$255
Balance at December 31, 2017	$2,595
Issuances	2,524
Cash payment of Loan Trailing Fee	(2,494)
Change in fair value	493
Balance at December 31, 2018	$3,118
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at December 31, 2018 for Borrower Loans, Loans Held for Sale and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Fair Value at December 31, 2018	$447,310		$264,003
Discount rate assumption:	8.34%	*	8.34%	*
Resulting fair value from:
100 basis point increase	$443,062		$261,492
200 basis point increase	438,917		259,041
Resulting fair value from:
100 basis point decrease	$451,663		$266,576
200 basis point decrease	456,127		269,215

Default rate assumption:	13.02%	*	13.02%	*
Resulting fair value from:
100 basis point increase	$441,790		$260,729
200 basis point increase	436,460		257,568
Resulting fair value from:
100 basis point decrease	$452,873		$267,303
200 basis point decrease	458,479		270,629
* Represents weighted average assumptions considering all credit grades.
The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets, calculated using different market servicing rates and different default rates as of December 31, 2018 (in thousands, except percentages).

Servicing Assets
Fair Value at December 31, 2018	$14,687
Market servicing rate assumptions	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$13,781
Market servicing rate decrease to 0.60%	$15,593

Weighted average prepayment assumptions	20.08%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	$14,514
Applying a 0.9 multiplier to prepayment rate	$14,862

Weighted average default assumptions	12.63%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$14,513
Applying a 0.9 multiplier to default rate	$14,865
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

December 31, 2018	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Cash and Cash Equivalents	$57,945	$57,945	$—	$—	$57,945
Restricted Cash	149,114	—	149,114	—	149,114
Accounts Receivable	5,119	—	5,119	—	5,119
Total Assets	212,178	57,945	154,233	—	212,178
Liabilities:
Accounts Payable and Accrued Liabilities	$19,967	$—	$19,967	$—	$19,967
Payable to Investors	127,538	—	127,538	—	127,538
Warehouse Line	162,488	—	162,488	—	162,488
Total Liabilities	$309,993	$—	$309,993	$—	$309,993

December 31, 2017	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Cash and Cash Equivalents	$45,795	$45,795	$—	$—	$45,795
Restricted Cash	152,668	—	152,668	—	152,668
Accounts Receivable	683	—	683	—	683
Total Assets	199,146	45,795	153,351	—	199,146
Liabilities:
Accounts Payable and Accrued Liabilities	$11,942	$—	$11,942	$—	$11,942
Payable to Investors	132,432	—	132,432	—	132,432
Total Liabilities	144,374	—	144,374	—	144,374

8. Goodwill and Other Intangible Assets, Net
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2018 did not change during the year ended December 31, 2018. We did not record any goodwill impairment expense for the year ended December 31, 2018.
Other Intangible Assets, Net
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	0
User base and customer relationships	5,050	(4,051)	999	6.3
Brand name	60	(60)	—	0
Total intangible assets subject to amortization	$8,170	$(7,171)	$999

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,038)	$22	0.3
User base and customer relationships	5,050	(3,695)	1,355	7.3
Brand name	60	(60)	—	0
Total intangible assets subject to amortization	$8,170	$(6,793)	$1,377
We did not record any intangible additions for the year ended December 31, 2018 or 2017.
The user base and customer relationship intangible assets are being amortized on an accelerated basis over a three to ten years period. The technology and brand name intangible assets are being amortized on a straight line basis over three to five years and one year, respectively. For the twelve months ended December 31, 2018 we did not record any intangible asset impairment expense. For the twelve months ended December 31, 2017, certain intangible assets were made available for sale and as a result they were written down to fair value. This resulted in a $6.4 million impairment loss, which is recorded in Other Expenses on the Consolidated Statement of Operations.
Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $0.4 million, $1.4 million and $3.8 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending Year Ending December 31,
2019	279
2020	220
2021	172
2022	136
2023	107
Thereafter	85
Total	$999

9. Other Liabilities
Other Liabilities includes the following (in thousands):

	Year Ending December 31,
	2018	2017
Loan trailing fee	3,118	2,595
Deferred revenue	396	452
Servicing liabilities	12	59
Deferred income tax liability	373	225
Deferred rent	3,408	3,904
Restructuring liability	2,106	3,355
Other	1,216	2,079
Total Other Liabilities	$10,629	$12,669

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
The Warehouse Agreement contains certain covenants applicable to PWIT, including restrictions on PWIT’s ability to incur indebtedness, pledge assets, merge or consolidate, and enter into certain affiliate transactions. The Warehouse Line also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) convertible preferred stock, (B) total stockholders’ deficit and (C) convertible preferred stock warrant liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and available for sale investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness, and borrower dependent notes, to tangible net worth. As of December 31, 2018, Prosper was in compliance with the covenants under the Warehouse Agreement.
As of December 31, 2018, Prosper had $162.5 million in debt outstanding and accrued interest under the Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $184.2 million included in "Loans Held for Sale, at Fair Value" on the consolidated balance sheet. At December 31, 2018 the undrawn portion available under the Warehouse Line was $38.2 million. Prosper incurred $1.6 million of capitalized debt issuance costs, which will be recognized as interest expense through June 12, 2022.
Prosper has also purchased a swaption to limit our exposure to increases in LIBOR. The swaptions are recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Loans, Loans Held for Sale and Notes, Net on the consolidated statement of operations. The fair value of the swaption was not material at December 31, 2018.
11. Net Loss Per Share
Prosper computes net loss per share in accordance with ASC Topic 260, Earnings Per Share (“ASC Topic 260”). Under ASC Topic 260, basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities.
We compute Earnings per Share (“EPS”) using the two-class method. The two-class method allocates earnings that otherwise would have been available to common shareholders to holders of participating securities. We consider all series of our convertible preferred stock to be participating securities due to their rights to participate in dividends with common stock. As such, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders. All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of PMI’s convertible preferred stock was entitled to participate on an if converted basis in distributions of earnings, when and if declared by the board of directors, that were made to common stockholders and as a result these shares were considered participating securities. During the year ended December 31, 2018, 2017 and 2016, certain shares issued as a result of the early exercise of stock options, which are subject to a repurchase right by PMI, were entitled to receive non-forfeitable dividends during the vesting period and as a result were considered participating securities.
The weighted average shares used in calculating basic and diluted net loss per share excludes certain shares that are disclosed as outstanding shares in the consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted net loss per share was calculated as follows:

	Year ended December 31,
	2018	2017	2016
Numerator:
Net loss available to common stockholders for basic and diluted EPS	$(39,945)	$(115,158)	$(118,741)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	70,384,501	69,687,836	64,196,537
Basic and diluted net loss per share	$(0.57)	$(1.65)	$(1.85)
The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Year ended December 31,
	2018	2017	2016
	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	214,637,925	214,637,925	177,388,425
Stock options issued and outstanding	69,023,373	46,722,408	44,099,577
Unvested stock options exercised	—	11,565	1,126,210
Restricted Stock Units	—	—	351,721
Warrants issued and outstanding	1,081,630	1,166,145	988,513
Series E-1 Convertible Preferred Stock warrants	35,544,141	35,544,141	1,254,111
Series F Convertible Preferred Stock warrants	177,720,704	177,720,704	—
Total common stock equivalents excluded from diluted net loss per common share computation	498,007,773	475,802,888	225,208,557
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
On February 27, 2017, PMI issued to Pinecone Investments LLC second warrant (the “Second Series E-1 Warrant,” and together with a previously issued First Series E-1 Warrant, the “Series E-1 Warrants”) to purchase 15,277,006 shares of Series E-1 convertible preferred stock at an exercise price of $0.01 per share. The Series E-1 Warrants are immediately exercisable, in whole or in part, by paying in cash the full purchase price payable in respect of the number of shares purchased. The Series E-1 Warrants were issued pursuant to the Warrant Agreement, dated December 16, 2016, between PMI and Colchis Capital Management, L.P. ("Colchis"), as previously described in PMI’s Current Report on Form 8-K as filed with the SEC on December 22, 2016.
In connection with the Consortium Purchase Agreement (as defined in Note 16) entered into with affiliates of the Consortium (as defined in Note 16, such affiliates, "Warrant Holders") a warrant agreement was signed (the "Warrant Agreement"). Pursuant to the Warrant Agreement, PMI issued to the Consortium, three warrants (together, the “Series F Warrant”) to purchase up to an aggregate 177,720,706 shares of PMI’s Series F convertible preferred stock at an exercise price of $0.01 per share (the “Warrant Shares”).

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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of December 31, 2018 are disclosed in the table below (amounts in thousands, except share and per share amounts):

Convertible Preferred Stock	Par Value	Authorized Shares	Outstanding and Issued Shares	Liquidation Preference (Outstanding Shares)
Series A	$0.01	68,558,220	68,558,220	$19,774
Series A-1	$0.01	24,760,915	24,760,915	49,522
Series B	$0.01	35,775,880	35,775,880	21,581
Series C	$0.01	24,404,770	24,404,770	70,075
Series D	$0.01	23,888,640	23,888,640	165,000
Series E-1	$0.01	35,544,141	—	—
Series E-2	$0.01	16,858,078	—	—
Series F	$0.01	177,720,707	3	—
Series G	$0.01	37,249,497	37,249,497	50,000
		444,760,848	214,637,925	$375,952

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
Conversion
Under the terms of PMI’s amended and restated certificate of incorporation, the holders of preferred stock have the right to convert such preferred stock into common stock at any time. In addition, all preferred stock automatically converts into common stock (i) immediately prior to the closing of an Initial Public Offering (“IPO”) that values Prosper at least at $2 billion and that results in aggregate proceeds to Prosper of at least $100 million or (ii) upon a written request from the holders of at least 60% of the voting power of the outstanding preferred stock (on an as-converted basis, provided that (i) the Series A-1 convertible preferred stock shall not be converted without at least 14% of the voting power of the outstanding Series A-1 convertible preferred stock; (ii) the Series D shall not be converted without at least 60% of the voting power of the outstanding Series D; (iii) the Series E-1 and Series E-2 shall not be converted without at least 60% of the voting power of the outstanding Series E-1 and Series E-2, voting together as a single class; (iv) the Series F shall not be converted without at least 60% of the voting power of the outstanding Series F, and (v) the shares of Series G Preferred Stock will not be automatically converted unless the holders of at least 60% of the outstanding shares of Series G Preferred Stock approve such conversion. In addition, if a holder of the Series A convertible preferred stock has converted any of the Series A convertible preferred stock, then all of such holder’s shares of Series A-1 convertible preferred stock also will be converted upon a liquidation event. In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by its Board of Directors. At present, each of the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F and the Series G convertible preferred stock converts into PMI common stock at a 1:1 ratio while the Series A-1 convertible preferred stock converts into common stock at a 1,000,000:1 ratio.
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
Liquidation Rights
PMI’s convertible preferred stock has been classified as temporary equity on the consolidated balance sheet. The preferred stock is not redeemable; however, in the event of a voluntary or involuntary liquidation, dissolution, change in control or winding up of PMI, holders of the convertible preferred stock may have the right to receive its liquidation preference under the terms of PMI’s certificate of incorporation.
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
After the payment or setting aside for payment to the holders of Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F, Series G and Series A-1 convertible preferred stock, the entire remaining proceeds legally available for distribution will be distributed pro rata to the holders of Series A convertible preferred stock and common stock in proportion to the number of shares of common stock held by them assuming the Series A convertible preferred stock has been converted into shares of common stock at the then effective conversion rate, provided that the maximum aggregate amount per share of Series A convertible preferred stock which the holders of Series A convertible preferred stock shall be entitled to receive is three times the original issue price for the Series A convertible preferred stock.
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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as defined in Note 16) on February 27, 2017. The warrants expire ten years from the date of issuance. Prosper recognized $9.2 million of income and $17.8 million of expense from the re-measurement of the fair value of the warrants for the years ended December 31, 2018 and 2017, respectively. The income and expense is recorded through change in fair value of convertible preferred stock warrants in the consolidated statement of operations.
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
The Company determined the fair value of the outstanding convertible Series E-1 preferred stock warrants utilizing the following assumptions as of the following dates:

	December 31, 2018	December 31, 2017
Volatility	40.0%	40.0%
Risk-free interest rate	2.62%	2.38%
Remaining contractual term (in years)	8.04	9.04
Dividend yield	0%	0%
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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of December 31, 2018, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Remaining Contractual Term: The remaining contractual term represents the time from the date of the valuation to the expiration of the warrant.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 16), PMI issued warrants to purchase up to 177,720,706 of PMI's Series F convertible preferred stock at $0.01 per share. Prosper recognized $35.8 million of income and $11.3 million of expense from the re-measurement of the fair value of the warrants for the years ended December 31, 2018 and 2017, respectively. The expense is recorded through other expenses in the consolidated statement of operations. To determine the fair value of the Series F Convertible Preferred Stock Warrants, the Company first determined the value of a share of a Series F convertible preferred stock.  To determine the fair value of the convertible preferred stock, the Company first derived the business enterprise value (“BEV”) of the Company using a variety of valuation methods, including recent transactions in the Company's stock, discounted cash flow models and market based methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated BEV, the option pricing method ("OPM") was used to allocate the BEV to the various classes of the Company’s equity, including the Company’s preferred stock. The per share value for the Series F convertible preferred stock was utilized as an input to the Black-Scholes option pricing model to determine the fair value of the Series F Convertible Stock Warrants.
The Company determined the fair value of the outstanding Series F Convertible Preferred Stock warrants utilizing the following assumptions as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Volatility	40.0%	40.0%
Risk-free interest rate	2.63%	2.38%
Remaining contractual term (in years)	8.16	9.16
Dividend yield	0%	0%
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
The combined activity of the Convertible Preferred Stock Warrant Liability for the years ended December 31, 2018 and December 31, 2017 are as follows (in thousands):

Convertible Preferred Stock Warrant Liability
Balance at January 1, 2017	$21,711
Warrants vested	65,516
Change in Fair Value	29,139
Balance at December 31, 2017	$116,366
Warrants Vested	72,316
Change in Fair Value	(45,003)
Balance at December 31, 2018	$143,679
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance.  The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of December 31, 2018, 71,411,145 shares of common stock were issued and 70,475,210 shares of common stock were outstanding. As of December 31, 2017, 71,226,934 shares of common stock were issued and 70,290,999 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the year ended December 31, 2018 and December 31, 2017, PMI issued 176,011 and 606,284 shares of common stock, respectively, upon the exercise of vested options for cash proceeds of $30 thousand and $99 thousand, respectively. Certain options are eligible for exercise prior to vesting. These unvested options may be exercised for restricted shares of common stock that have the same vesting schedule as the options. Prosper records a liability for the exercise price paid upon the exercise of unvested options, which is reclassified to common stock and additional paid-in capital as the shares vest. Should the optionholder’s employment be terminated, the unvested restricted shares are subject to repurchase by PMI at an amount equal to the exercise price paid for such shares. At December 31, 2018 and 2017, there were 0 and 11,565 shares respectively of restricted stock outstanding that remain unvested and subject to PMI’s right of repurchase.
Common Stock Issued upon Exercise of Warrants
For the year ended December 31, 2018 and December 31, 2017, PMI issued 8,200 and 30,615 shares of common stock upon the exercise of warrants, for $0.02 per share and $0.34 per share respectively.
13. Share Based Incentive Plan and Compensation
PMI grants equity awards primarily through its Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by its stockholders on December 1, 2010; and its 2015 Equity Incentive Plan, which was approved by its stockholders on April 7, 2015 and subsequently amended by an Amendment No. 1 and Amendment No. 2, which were approved by PMI's stockholders on February 15, 2016 and May 31, 2016, respectively (as amended, the "2015 Plan"). In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms. As of December 31, 2018, under the 2015 Plan, options to purchase up to 95,152,246 shares of PMI's common stock are reserved and may be granted to employees, directors, and consultants by PMI’s Board of

Directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% 1 year from the vesting commencement date and 1/48th per month thereafter or vest 50% 2 years from the vesting commencement date and 1/48 per month thereafter or vest 1/36th per month from the vesting commencement date.  In no event are options exercisable more than ten years after the date of grant.
Stock Option Reprice
On May 3, 2016, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program, (the “2016 Reprice”), authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that have exercise prices above the current fair market value of PMI’s common stock.  This repricing was effected on May 16, 2016 for eligible directors and employees located in the United States and on May 19, 2016 for eligible employees located in Israel.
On March 17, 2017, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program (the “2017 Reprice” and together with the 2016 Reprice, the "Repricings"), authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that have exercise prices above the current fair market value of PMI’s common stock.  This repricing was effected on March 17, 2017 for eligible directors and employees.
Prosper believes that the Repricings will encourage the continued service of valued employees and directors, and motivate them to perform at high levels, both of which are critical to Prosper’s continued success. Prosper has incurred and expects to incur additional stock based compensation charges as a result of the Repricings. The financial statement impact of the above Repricings was $0.8 million and $1.9 million in the years ended December 31, 2018 and December 31, 2017, respectively, as well as $0.3 million (net of forfeitures) that will be recognized over the remaining weighted average vesting period of 0.7 years.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the year ended December 31, 2018 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted Average Contractual Term (in years)
Balance as of January 1, 2018	58,628,039	$0.25
Options granted	23,757,508	$0.52
Options exercised – vested	(176,011)	$0.17
Options forfeited	(11,187,838)	$0.32
Option expirations	—	$—
Balance as of December 31, 2018	71,021,698	$0.33	8.20
Options vested and expected to vest as of December 31, 2018	58,548,166	$0.33	8.20
Options vested and exercisable at December 31, 2018	36,553,614	$0.24	7.55
For the year ended December 31, 2018, we granted stock options to purchase 23,757,508 shares of common stock at a weighted average grant date fair value of $0.52 per share.

Other Information Regarding Stock Options
Additional information regarding common stock options outstanding as of December 31, 2018 is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted – Avg. Remaining Life (in years)	Weighted – Avg. Exercise Price	Number Vested	Weighted - Avg. Exercise Price
$0.02 - 0.20	4,156,140	5.04	$0.11	4,156,140	$0.11
0.21 - 0.50	45,437,021	8.06	0.25	29,006,509	0.22
0.51 - 1.13	21,428,537	9.10	0.54	3,390,965	0.54
$0.02 - 1.13	71,021,698	8.20	$0.33	36,553,614	$0.24
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
The fair value of PMI’s stock option awards granted during the years ended December 31, 2018, 2017 and 2016 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Year ended December 31,
	2018	2017	2016
Volatility of common stock	44.04%	49.24%	50.88%
Risk-free interest rate	2.78%	2.12%	1.29%
Expected life	6.0 years	6.0 years	5.8 years
Dividend yield	—%	—%	—%
PMI did not grant any performance-based options in 2016, 2017, or 2018.
Restricted Stock Unit Activity
During the years ended December 31, 2016, 2017 and 2018, PMI granted restricted stock units (“RSUs”) to certain employees that are subject to three-year vesting terms or four-year vesting terms and the occurrence of a liquidity event.
The aggregate fair value of the RSUs granted was $1.9 million. The following table summarizes the activities for PMI’s RSUs during 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, Unvested - January 1, 2018	1,399,180	2.16
Granted	3,569,586	0.54
Vested	—	—
Forfeited	(112,625)	2.17
Unvested - December 31, 2018	4,856,141	0.96
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s consolidated statements of operations during the periods presented (in thousands):

	December 31,
	2018	2017	2016
Origination and Servicing	$911	$996	$2,004
Sales and Marketing	451	553	2,914
General and Administrative	7,039	10,689	14,824
Restructuring	—	—	45
Total stock based compensation	$8,401	$12,238	$19,787
During the year ended December 31, 2018, 2017 and 2016, Prosper capitalized $392 thousand, $294 thousand and $718 thousand, respectively, of stock-based compensation as internal use software and website development costs. As of December 31, 2018, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper's employees’ unvested stock-based awards was approximately $7.5 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.0 years.
14. Restructuring
During 2016, Prosper adopted a strategic restructuring of its business. This restructuring was intended to streamline our operations and support future growth efforts. Under this restructuring, Prosper closed its Salt Lake City, Utah location and its Tel Aviv, Israel location.
In the year ended December 31, 2018, Prosper's restructuring costs related accretion and changes in sublease loss estimates related to properties no longer in use. Other than accretion and changes in sublease loss estimates, Prosper does not expect any additional restructuring charges related to this restructuring.
The following table summarizes the activities related to Prosper's restructuring plan (in thousands):

	Severance Related	Facilities Related	Total
Balance January 1, 2017	597	6,052	6,649
Adjustments to expense	(13)	1,227	1,214
Transfer from deferred rent	—	210	210
Less: Cash paid	(584)	(4,245)	(4,829)
Balance December 31, 2017	—	3,244	3,244
Adjustments to expense	—	1,486	1,486
Sublease cash receipts	—	370	370
Less: Cash paid	—	(3,126)	(3,126)
Balance December 31, 2018	$—	$1,974	$1,974

15. Income Taxes
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
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued by the SEC to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has recorded provisional amounts in connection with the re-measurement of deferred tax assets and liabilities of approximately $34 million, offset by a full valuation allowance. As of December 31, 2018, we have completed our accounting for the tax effects of the Tax Reform Act. There are no material adjustments from our provisional amounts.
The components of income tax are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	24	—	124
Total Current Income Tax (Benefit)	24	—	124
Deferred:
Federal	47	(579)	394
State	33	37	28
Foreign	68	34	—
Total Deferred Income Tax	148	(508)	422
Total Income Tax	$172	$(508)	$546
The income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 21% to pretax loss as a result of the following:

	Year Ended December 31,
	2018	2017	2016
Federal tax at statutory rate	21%	34%	34%
State tax at statutory rate (net of federal benefit)	8%	7%	7%
Permanent Items	—%	—%	(1)%
Change in U.S. Tax Rate Applied to Deferred Taxes	—%	(31)%	—%
Incentive Stock Options	(3)%	(1)%	(2)%
Preferred Stock Warrants	5%	(21)%	—%
Change in valuation allowance	(32)%	11%	(37)%
Other	1%	1%	(1)%
	—%	—%	—%
Temporary items that give rise to significant portions of deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Net operating loss carry forwards	$82,510	$74,890
Research & other credits	668	725
Fixed assets	463	—
Stock compensation	9,237	7,653
Accrued liabilities	3,256	3,028
Restructuring liability	615	974
Other	4	21
Deferred tax assets	96,753	87,291
Fair value of loans	(248)	(493)
Net servicing rights	(3,375)	(3,500)
Fixed assets	—	(73)
Intangible assets	(721)	(2,357)
Foreign Earnings	(68)	(187)
Deferred tax liabilities	(4,412)	(6,610)
Net deferred tax assets	92,341	80,681
Valuation allowance	(92,714)	(80,906)
Net deferred tax liabilities	$(373)	$(225)
Prosper has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in ASC Topic 740 and, accordingly, established a full valuation allowance against the net deferred tax asset. The valuation allowance as of December 31, 2018, increased by $11.8 million to $92.7 million from $80.9 million in the prior fiscal year. Under ASC 740, Accounting for Income Taxes (“ASC Topic 740”), a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance would be based upon management’s best estimate of Prosper’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reduced when management believes that the assets are realizable on a more-likely-than-not basis.
The Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, Prosper’s ability to utilize net operating losses and credit carryforwards may be limited in the future as the result of such an “ownership change.”
Prosper files federal and various state income tax returns. Prosper has net operating loss carryforwards for both federal and state income tax purposes of approximately $308.0 million and $340.5 million respectively as of December 31, 2018, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will begin to expire in 2026. The state net operating loss carryforwards began expiring in 2018. Prosper has federal and California research and development tax credits of approximately $428 thousand and $450 thousand, respectively. The federal research credits will begin to expire in 2034 and the California research credits have no expiration date. Prosper also has California enterprise zone credits of $1.1 million that will begin to expire in 2024.
The following table summarizes Prosper’s activity related to its unrecognized tax benefits (in thousands):

Unrecognized Tax Benefit
Balance at January 1, 2017	$913
Decrease related to 2017 tax year position	(801)
Balance at December 31, 2017	$112
Decrease related to 2018 tax year position	—
Balance at December 31, 2018	$112
None of the unrecognized tax benefits would affect Prosper’s effective tax rate if these amounts are recognized due to the full valuation allowance.

Prosper’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2018, Prosper has not incurred any interest or penalties.
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
In connection with the Consortium Purchase Agreement, PMI issued to the Consortium, three warrant certificates to purchase up to an aggregate 177,720,706 shares of PMI’s Series F Preferred Stock at an exercise price of $0.01 per share (the "Warrant Shares").
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
On vesting of the Series F warrants, Prosper records a liability as "Convertible Preferred Stock Warrant Liability" on the consolidated balance sheets at fair value and a corresponding amount as "Fair Value of Warrants Vested on Sale of Borrower Loans" on the consolidated statement of operations. Subsequent changes in the fair value of the vested warrants are recorded in "Change in Fair Value of Convertible Preferred Stock Warrants" on the Consolidated Statement of Operations. Additionally, in connection with the execution of the Consortium Purchase Agreement, certain previously issued rebates were settled by an issuance of vested Series F Convertible Preferred Stock Warrants. The difference in fair value of these warrants over the cash settlement price is recorded in "Change in Fair Value of Convertible Preferred Stock Warrants" on the Consolidated Statement of Operations.
The following represents the loans purchased and warrants vested under the Consortium Purchase Agreement:

	Loans Acquired (in thousands)	Warrants Vested
Balance as of January 1, 2017	$—	—
On signing of the Consortium Purchase Agreement	$—	9,830,494
Loans Purchased by the Consortium during the year ended December 31, 2017	1,826,527	65,355,508
Balance as of December 31, 2017	$1,826,527	75,186,002
Loans Purchased by the Consortium during the year ended December 31, 2018	1,240,805	79,726,978
Balance as of December 31, 2018	$3,067,332	154,912,980
In addition to the $3.1 billion above, the warrants vested on signing of the Consortium Purchase Agreement were issued to settle certain rebates on $0.3 billion of whole loan purchases by members of the Consortium prior to the signing of the Consortium Purchase Agreement. This $0.3 billion also reduces the up to $5.0 billion aggregate amount under the Consortium Purchase Agreement.

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
The table below presents future minimum rental payments, net of minimum sublease rentals of $5.3 million, for the remaining terms of the operating leases (in thousands):

2019	4,536
2020	4,683
2021	4,456
2022	4,319
2023	847
Thereafter	387
Total future operating lease obligations	$19,228

The payments in the above table include amounts that have been accrued for as part of the restructuring liability in Note 14 Restructuring. Such accrual balances related to operating facility leases were $2.0 million at December 31, 2018.
Rental expense under operating lease arrangements was $4.2 million, $4.7 million and $6.9 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. On February 1, 2019, Prosper and WebBank extended the terms of their Agreement. See Footnote 22. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month.  To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $1.7 million for the years ended 2019, 2020 and 2021. The minimum fee is $0.1 million for the year ended 2022. Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash and Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At December 31, 2018 Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper has entered into an agreement with WebBank to purchase $25.9 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2018 and the first business day of the quarter ending March 31, 2019. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending March 31, 2019.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience and the initial fair value is insignificant. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan channels, which at December 31, 2018 is $3.6 billion. Prosper has accrued $0.9 million and $0.8 million as of December 31, 2018 and 2017 respectively in regard to this obligation.
Securities Law Compliance
In 2017, Prosper made the final annual installment of $3 million regarding a settlement to a class action lawsuit that was agreed to in 2013 (the "2013 Settlement").

SEC Inquiry

In May 2017, Prosper notified Note investors that we had recently become aware of an error in the manner in which we calculated the annualized net return (“ANR”) and seasoned annualized net return numbers displayed to note investors. The Company promptly provided note investors with current, corrected ANR and seasoned ANR calculations. The staff of the Securities and Exchange Commission (the “SEC”) conducted an investigation as to whether violations of federal securities laws occurred in connection with the error. PFL fully and voluntarily cooperated with the investigation and recently made an offer of settlement to resolve the matter with the SEC. The proposed settlement would be entered into by PFL without admitting or denying the SEC’s findings and would resolve an alleged violation of Section 17(a)(2) of the Securities Act of 1933. Under the terms of the proposed settlement, PFL would pay a civil monetary penalty of  $3 million and agree not to commit or cause any future violations of Section 17(a) of the Securities Act. The proposed settlement remains subject to approval by the SEC’s Commissioners.

The proposed penalty of $3 million has been accrued as of December 31, 2018 in Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet and in Other Expenses, Net on the Consolidated Statement of Operations.

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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of Prosper as of December 31, 2018 and 2017 are summarized below (in thousands):

Related Party	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	2018	2017	2018	2017
Executive officers and management	$29	$29	$2	$109
Directors	421	366	45	40
Total	$450	$395	$47	$149

Related Party	Notes balance as of December 31,
	2018	2017
Executive officers and management	$32	$38
Directors	569	553
	$601	$591

19. Postretirement Benefit Plans
Prosper has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service.  Prosper’s contributions to the plan are discretionary. During the years ended December 31, 2018, 2017 and 2016, Prosper has contributed $2.0 million, $2.2 million and $2.6 million, respectively to the 401(k) plan, respectively.
20. Significant Concentrations
Prosper is dependent on third party funding sources such as banks, asset managers, and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2018, the largest party purchased a total of 44% of those loans. This compares to 70% for the largest party for the year ended December 31, 2017.  Further, a significant portion of our business is dependent on funding through the Whole Loan Channel, for which 94% and 93% of Borrower Loans were originated through the Whole Loan Channel in the years ended December 31, 2018 and 2017, respectively.
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
21. Segments
Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have a single reporting and operating segment.

22. Subsequent Events
WebBank Agreement
On February 1, 2019, Prosper and WebBank, an FDIC-insured, Utah-chartered industrial bank (“WebBank”), entered into: (i) a Third Amendment (the “Sale Agreement Amendment”) to the Asset Sale Agreement, dated July 1, 2016, between Prosper Funding and WebBank (the “Sale Agreement”); (ii) a Third Amendment (the “Marketing Agreement Amendment”) to the Marketing Agreement, dated July 1, 2016, between PMI and WebBank (the “Marketing Agreement”); and (iii) a First Amendment (the “Purchase Agreement Amendment”) to the Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank (the “Purchase Agreement” and, collectively with the Sale Agreement and Marketing Agreement, the “Origination and Sale Agreements”). The Sale Agreement Amendment, the Marketing Agreement Amendment, and the Purchase Agreement Amendment, collectively, are hereinafter referred to as the “Amendments”.

The Amendments extend the term of the Sale Agreement, Marketing Agreement and Purchase Agreements to February 1, 2022. The Purchase Agreement Amendment also amends certain collateral requirements of PMI under the Purchase Agreement.

Securitization

On February 7, 2019, Prosper acted as a co-sponsor on a securitization of borrower loans. Prosper and other investors contributed borrower loans with an aggregate principal balance of $207.7 million to the securitization. $100.4 million of the proceeds from the securitization were used to make a payment on the Warehouse Line. Prosper is still assessing the accounting impact of this transaction.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Prosper Funding LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Prosper Funding LLC and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, member’s equity, and cash flows , for each of the three years ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
March 28, 2019
We have served as the Company's Auditor since 2014

Prosper Funding LLC
Consolidated Balance Sheets
(in thousands)

	December 31, 2018	December 31, 2017
Assets
Cash and Cash Equivalents	$11,163	$8,223
Restricted Cash	136,018	140,092
Loans Held for Sale at Fair Value	—	49
Borrower Loans Receivable at Fair Value	263,522	293,005
Property and Equipment, Net	6,426	7,953
Servicing Assets	15,550	14,598
Other Assets	323	125
Total Assets	$433,002	$464,045
Liabilities and Member's Equity
Accounts Payable and Accrued Liabilities	$4,690	$745
Payable to Related Party	1,283	2,889
Payable to Investors	127,253	132,112
Notes at Fair Value	264,003	293,948
Other Liabilities	4,528	3,985
Total Liabilities	401,757	433,679
Member's Equity
Member's Equity	24,904	24,904
Retained Earnings	6,341	5,462
Total Member's Equity	31,245	30,366
Total Liabilities and Member's Equity	$433,002	$464,045
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Operations
(amounts in thousands)

	Year ended December 31,
	2018	2017	2016
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	$105,709	$101,500	$36,630
Servicing Fees, Net	27,943	25,963	28,604
Gain (Loss) on Sale of Borrower Loans	(58,027)	(48,691)	3,637
Other Revenues	270	170	478
Total Operating Revenues	75,895	78,942	69,349
Interest Income on Borrower Loans	43,569	47,208	44,649
Interest Expense on Notes	(40,656)	(43,954)	(41,187)
Net Interest Income	2,913	3,254	3,462
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(701)	(514)	(372)
Total Net Revenues	78,107	81,682	72,439
Expenses
Administration Fee – Related Party	70,491	70,359	62,203
Servicing	6,140	6,103	5,395
General and Administrative	597	379	1,321
Other Expenses, Net	—	—	30,704
Total Expenses	77,228	76,841	99,623
Total Net Income (Loss)	$879	$4,841	$(27,184)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Member’s Equity
(amounts in thousands)

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2016	$—	$36,305	$36,305
Distributions to Parent	$—	$(8,500)	$(8,500)
Contributions by Parent	$30,704	$—	$30,704
Net Income (Loss)	$—	$(27,184)	$(27,184)
Balance as of December 31, 2016	$30,704	$621	$31,325
Distributions to Parent	$(5,800)	$—	$(5,800)
Net Income	$—	$4,841	$4,841
Balance as of December 31, 2017	$24,904	$5,462	$30,366
Net Income	$—	$879	$879
Balance as of December 31, 2018	$24,904	$6,341	$31,245
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the For the Twelve Months Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net Income (Loss)	$879	$4,841	$(27,184)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	701	514	372
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(239)	86	176
Gain on Sale of Borrower Loans	(14,315)	(14,138)	(9,634)
Change in Fair Value of Servicing Rights	13,316	11,862	10,620
Depreciation and Amortization	5,664	5,853	4,083
Loss on Contract Termination	—	—	30,704
Other, Net	—	—	(128)
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(2,365,431)	(2,619,130)	(1,979,952)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	2,365,470	2,619,709	1,979,352
Other Assets	(198)	61	(64)
Accounts Payable and Accrued Liabilities	3,945	(1,478)	101
Payable to Investors	(4,859)	(9,513)	5,964
Net Related Party Receivable/Payable	(2,482)	2,371	(1,260)
Other Liabilities	590	2247	954
Net Cash Provided by Operating Activities	3,041	3,285	14,104
Cash Flows From Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(177,101)	(194,887)	(217,582)
Principal Payment of Borrower Loans Held at Fair Value	175,117	192,054	173,710
Purchase of Short Term Investments	—	—	(1,280)
Maturities of Short Term Investments	—	1,280	1,277
Purchases of Property and Equipment	(3,261)	(5,092)	(5,589)
Net Cash Used in Investing Activities	(5,245)	(6,645)	(49,464)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	176,830	194,391	217,767
Payments of Notes Held at Fair Value	(175,760)	(191,828)	(173,958)
Cash Distributions to Parent	—	(5,800)	(8,500)
Net Cash (Used in) Provided by Financing Activities	1,070	(3,237)	35,309
Net Decrease in Cash and Cash Equivalents	(1,134)	(6,597)	(51)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	148,315	154,912	154,963
Cash, Cash Equivalents and Restricted Cash at End of the Period	$147,181	$148,315	$154,912
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$41,098	$43,776	$40,597
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	1,101	225	1,606
Non-Cash Financing Activity, Contribution by Parent	$—	$—	$30,704
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Notes to Consolidated Financial Statements
1. Basis of Presentation
Prosper Funding LLC (“PFL”) was formed in the state of Delaware in February 2012 as a limited liability company with Prosper Marketplace, Inc. (“PMI”) as its sole equity member.  Except as the context otherwise requires, as used in these Notes to consolidated financial statements of Prosper Funding LLC, “Prosper Funding,” “we,” “us,” and “our” refers to PFL and its wholly owned subsidiaries, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, and Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis.
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
All loans requested and obtained through the marketplace are unsecured obligations of individual borrowers with a fixed interest rate and loan terms set at three or five years as of December 31, 2018. All loans made through the marketplace are funded by WebBank, an FDIC-insured, Utah chartered industrial bank. After funding a loan, WebBank sells the loan to PFL, without recourse to WebBank, in exchange for the principal amount of the loan. WebBank does not have any obligation to purchasers of the Notes.
Prosper Funding’s marketplace is designed to allow investors to invest in Borrower Loans in a transparent marketplace, with the aim of allowing both investors and borrowers to benefit financially as well as socially. Prosper Funding believes marketplace lending represents a new model of consumer lending, where individuals and institutions can earn the interest spread of a traditional consumer lender but must also assume the credit risk of a traditional consumer lender.
As of December 31, 2018, Prosper Funding’s marketplace was open to investors in 31 states and the District of Columbia. Additionally, as of December 31, 2018, Prosper Funding’s marketplace was open to borrowers in 48 states and the District of Columbia. Currently, the marketplace does not operate internationally.

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
Restricted Cash
Restricted cash consists primarily of cash deposits and short term certificates of deposit accounts held as collateral as required for long term leases, loan funding and servicing activities, and cash that investors or Prosper has on our marketplace that has not yet been invested in Borrower Loans or disbursed to the investor.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown in the consolidated statements of cash flows:

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and Cash Equivalents	$11,163	8,223	$6,929
Restricted Cash	136,018	140,092	147,983
Total Cash, Cash Equivalents and Restricted Cash show in the consolidated statements of cash flows	$147,181	$148,315	$154,912
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
Borrower Loans and Notes
Through the Note Channel, Prosper Funding purchases Borrower Loans from WebBank then issues Notes and holds the Borrower Loans until maturity. The obligation to repay a series of Notes funded through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans and Notes funded through the Note Channel are carried on Prosper Funding’s consolidated balance sheets as assets and liabilities, respectively. Prosper chose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis with unrealized gains and losses on items for which the fair value option has been elected reported in earnings. Management believes that the fair value option is more meaningful for the readers of the financial statements as it allows both the Borrower Loans and Notes to be valued using the same methodology. The fair value election, with respect to an item, may not be revoked once an election is made. Prosper Funding estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies that take into account expected prepayments, losses, recoveries and default rates.   The Borrower Loans are not derecognized when a corresponding Note is issued as Prosper Funding maintains the ability to sell the Borrower Loans without the approval of the holders of the corresponding Notes.
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
Administration Fee Expense - Related Party
Pursuant to the Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, Prosper Funding is required to pay PMI an administration fee that is based on PMI’s (a) finance and legal personnel costs, (b) number of Borrower Loans originated through the marketplace, (c) servicing fees collected by or on behalf of Prosper Funding, and (d) nonsufficient funds fees collected by or on behalf of Prosper Funding. In addition, under a second Administration Agreement between PMI and PAH, a wholly owned subsidiary of Prosper Funding, PAH is required to pay PMI an annual fee, for PMI being the administrator of PAH’s operations.
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
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18)", which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Prosper Funding adopted standard effective January 1, 2018. Prosper Funding has $136.0 million and $140.1 million of restricted cash on its condensed consolidated balance sheets as of December 31, 2018 and 2017, respectively, whose cash flow statement classification changed to align with the new guidance.
Accounting Standards Issued, To Be Adopted By The Company In Future Periods
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." Entities will no longer be required to disclose the amount of and reasons for transfers between level 1 and level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for level 3 fair value measurements. ASU No. 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. Prosper Funding is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Property and equipment:
Internal-use software and web site development costs	$22,505	$19,911
Property and equipment	22,505	19,911
Less accumulated depreciation and amortization	(16,079)	(11,958)
Total property and equipment, net	$6,426	$7,953
Depreciation and amortization expense for 2018, 2017, and 2016 was $5.7 million, $5.9 million and $4.1 million respectively.  Internal-use software and web site development additions of $4.1 million, $3.7 million and $5.8 million were purchased from PMI in the years ended December 31, 2018, 2017, and 2016 respectively.
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
At December 31, 2018 and 2017, Borrower Loans, Notes and Loans Held for Sale (in thousands) were:

	Borrower Loans		Notes		Loans Held for Sale
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Aggregate principal balance outstanding	$269,093	$296,668	$(272,430)	$(300,922)	$—	$59
Fair value adjustments	(5,571)	(3,663)	8,427	6,974	—	(10)
Fair value	$263,522	$293,005	$(264,003)	$(293,948)	$—	$49

At December 31, 2018, outstanding Borrower Loans had original maturities between 36 and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92% and had various maturity dates through December 2023. At December 31, 2017, outstanding Borrower Loans and Loans Held for Sale had maturities of either 36 months or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 32.32% and had various maturity dates through December 31, 2022.
Within the change in fair value of Borrower Loans, Prosper Funding recorded a loss of approximately $0.8 million that is attributable to changes in the credit risks related to Borrower Loans during the year ending December 31, 2018.
As of December 31, 2018, Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $2.5 million and a fair value of $1.1 million. As of December 31, 2017, Borrower Loans that were 90 days or more delinquent, had an aggregate principal amount of $3.5 million and a fair value of $1.3 million. Prosper Funding places loans on non-accrual status when they are over 120 days past due. As of December 31, 2018 and 2017, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.3 million, respectively.
5. Loan Servicing Assets and Liabilities
Prosper Funding accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total losses recognized on the sale of such Borrower Loans were $58.0 million and $48.7 million for the years ended December 31, 2018 and December 31, 2017, respectively. The total gains recognized on the sale of such Borrower Loans was $3.6 million for the year ended December 31, 2016.
At December 31, 2018, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52% and various maturity dates through December 2023.  At December 31, 2017, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52% and various maturity dates through December 2022.
$44.0 million, $38.5 million and $38.2 million of contractually specified servicing fees, late charges and ancillary fees are included on our Statement of Operations in Servicing Fees, Net for the years ended December 31, 2018, 2017, and 2016 respectively.
Fair Value
Valuation Method – Prosper Funding uses a discounted cash flow valuation methodology generally consisting of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.
Significant unobservable inputs presented in the table within Note 6 are those that Prosper Funding considers significant to the estimated fair values of the level 3 servicing assets and liabilities. The following is a description of the significant unobservable inputs provided in the table.
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

Default Rate – The default rate presented in Note 6 is an annualized, average estimate considering all Borrower Loan categories (i.e., risk ratings and duration), and represents an aggregate of conditional default rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to default per period based on the term and age of the underlying Borrower Loans. The assumption regarding defaults directly reduces servicing revenues because the amount of servicing revenues received is based on the amount collected each period.
Prepayment Rate – The prepayment rate presented in Note 6 is an annualized, average estimate considering all Borrower Loan categories (i.e., risk ratings and duration), and represents an aggregate of conditional prepayment rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to prepay per period based on the term and age of the underlying Borrower Loans.  Prepayments reduce servicing revenues as they shorten the period over which we expect to collect fees on the Borrower Loans, which is used to project future servicing revenues.
6. Fair Value of Assets and Liabilities

For a description of the fair value hierarchy and Prosper Funding’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. Prosper Funding did not transfer any assets or liabilities in or out of level 3 during the year ended December 31, 2018.

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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans	$—	$—	$263,522	$263,522
Servicing Assets	—	—	15,550	$15,550
Total Assets	—	—	279,072	279,072
Liabilities
Notes	$—	$—	$264,003	$264,003
Servicing Liabilities	—	—	12	12
Loan Trailing Fee Liability	—	—	3,118	3,118
Total Liabilities	$—	$—	$267,133	$267,133

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans	$—	$—	$293,005	$293,005
Servicing Assets	—	—	14,598	14,598
Loans Held for Sale	—	—	49	49
Total Assets	—	—	307,652	307,652
Liabilities
Notes	$—	$—	$293,948	$293,948
Servicing Liabilities	—	—	59	59
Loan Trailing Fee Liability	—	—	2,595	2,595
Total Liabilities	—	—	296,602	296,602
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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s level 3 fair value measurements at December 31, 2018:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	December 31, 2018	December 31, 2017
Discount rate	4.7% - 13.8%	4.0% - 14.4%
Default rate	2.0% - 15.8%	2.0% - 15.4%
Servicing Assets:

Range
Unobservable Input	December 31, 2018	December 31, 2017
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.6% - 16.7%	1.5% - 16.1%
Prepayment rate	15.5% - 25.1%	13.5% - 30.2%
Market servicing rate (1)	0.625%	0.625%
(1) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2018 and 2017, the market rate for collection fees and non-sufficient fund fees was assumed to be 8 basis points and 7 basis points for a weighted-average total market servicing rate of 70.5 basis points and 69.5 basis points respectively.

Loan Trailing Fee Liability:

Range
Unobservable Input	December 31, 2018	December 31, 2017
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.6% - 16.7%	1.5% - 16.1%
Prepayment rate	15.5% - 25.1%	13.5% - 30.2%
At December 31, 2018 and 2017, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
Borrower Loans, Loans Held for Sale and Notes, which are level 3 assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, Balance at January 1, 2018	$293,005	$(293,948)	$49	$(894)
Purchase of Borrower Loans/Issuance of Notes	177,101	(176,830)	2,365,431	2,365,702
Principal repayments	(171,427)	175,760	(20)	4,313
Borrower loans sold to third parties	(3,690)	—	(2,365,450)	(2,369,140)
Other changes	(202)	441	—	239
Change in fair value	(31,265)	30,574	(10)	(701)
Balance at December 31, 2018	$263,522	$(264,003)	$—	$(481)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, Balance at January 1, 2017	$315,627	$(316,236)	$624	$15
Purchase of Borrower Loans/Issuance of Notes	194,887	(194,391)	2,619,130	2,619,626
Principal repayments	(188,199)	191,828	(89)	3,540
Borrower loans sold to third parties	(3,855)	—	(2,619,620)	(2,623,475)
Other changes	97	(180)	(3)	(86)
Change in fair value	(25,552)	25,031	7	(514)
Balance at December 31, 2017	$293,005	$(293,948)	$49	$(894)

The following table presents additional information about level 3 servicing assets recorded at fair value (in thousands):

Servicing Assets
Fair Value at January 1, 2017	$12,461
Additions	14,138
Less: Changes in fair value	(12,001)
Balance at December 31, 2017	$14,598
Additions	14,315
Less: Changes in fair value	(13,363)
Fair Value at December 31, 2018	$15,550

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
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2017	$665
Issuances	2,631
Cash payment of Loan Trailing Fee	(956)
Change in fair value	$255
Balance at December 31, 2017	$2,595
Issuances	$2,524
Cash payment of Loan Trailing Fee	$(2,494)
Change in fair value	$493
Balance at December 31, 2018	$3,118
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at December 31, 2018 for Borrower Loans, Loans Held for Sale and Notes funded are presented in the following table (in thousands, except percentages):

	Borrower Loans		Notes
Fair Value at December 31, 2018	$263,522		$264,003
Discount rate assumption:	8.34%	*	8.34%	*
Resulting fair value from:
100 basis point increase	$261,019		$261,492
200 basis point increase	258,577		259,041
Resulting fair value from:
100 basis point decrease	$266,086		$266,576
200 basis point decrease	268,716		269,215

Default rate assumption:	13.02%	*	13.02%	*
Resulting fair value from:
100 basis point increase	$260,270		$260,729
200 basis point increase	257,130		257,568
Resulting fair value from:
100 basis point decrease	$266,799		$267,303
200 basis point decrease	270,102		270,629
* Represents weighted average assumptions considering all credit grades.
The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets, calculated using different market servicing rates and different default rates as of December 31, 2018 (in thousands, except percentages).

Servicing Assets
Fair Value at December 31, 2018	$15,550
Market servicing rate assumptions	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	14,590
Market servicing rate decrease to 0.60%	16,510

Weighted average prepayment assumptions	20.08%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	15,366
Applying a 0.9 multiplier to prepayment rate	15,736

Weighted average default assumptions	12.63%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	15,365
Applying a 0.9 multiplier to default rate	15,739
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

7. Income Taxes
Prosper Funding incurred no income tax provision for the year ended December 31, 2018, 2017 and 2016. Prosper Funding is a US disregarded entity and the loss is included in the return of its parent, PMI. Since PMI is in a loss position, not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.
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
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. On February 1, 2019, Prosper and WebBank extended the terms of their Agreement. See Footnote 11. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month.  To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $1.7 million for the years ended 2019, 2020 and 2021. The minimum fee is $0.1 million for the year ended 2022. Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At December 31, 2018 the Company was in compliance with the covenant.
Loan Purchase Commitments
Under the terms of Prosper Funding's agreement with WebBank, Prosper Funding is committed to purchase $25.9 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2018 and first business day of the quarter ending March 31, 2019. Prosper Funding will purchase these Borrower Loans within the first three business days of the quarter ending March 31, 2019.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper Funding and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made.  The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at December 31, 2018 is $3.7 billion.  Prosper Funding had accrued $0.9 million and $0.8 million as of December 31, 2018 and 2017 respectively in regard to this obligation.
Regulatory Contingencies
Prosper Funding accrues for contingencies when a loss from such contingencies is probable and the amount of loss can be reasonably estimated. In determining whether a loss is probable and if it is possible to quantify the amount of the estimated loss, Prosper Funding reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If Prosper Funding determines that an unfavorable outcome is not probable or that the amount of a loss cannot be reasonably estimated, Prosper Funding does not accrue for a potential litigation loss. If an unfavorable outcome is probable and Prosper Funding can estimate a range of outcomes, we record the amount we consider to be the best estimate within the range of potential losses that are both probable and estimable; however, if we cannot quantify the amount of the estimated loss, then we record the low end of the range of those potential losses.
SEC Inquiry
In May 2017, Prosper notified Note investors that we had recently become aware of an error in the manner in which we calculated the annualized net return (“ANR”) and seasoned annualized net return numbers displayed to Note investors. The Company promptly provided Note investors with current, corrected ANR and seasoned ANR calculations. The staff of the Securities and Exchange Commission (the “SEC”) conducted an investigation as to whether violations of federal securities laws occurred in connection with the error. PFL fully and voluntarily cooperated with the investigation and recently made an offer of settlement to resolve the matter with the SEC. The proposed settlement would be entered into by PFL without admitting or denying the SEC’s findings and would resolve an alleged violation of Section 17(a)(2) of the Securities Act of 1933. Under the terms of the proposed settlement, PFL would pay a civil monetary penalty of  $3 million and agree not to commit or cause any future violations of Section 17(a) of the Securities Act. The proposed settlement remains subject to approval by the SEC’s Commissioners.
The proposed penalty of $3 million has been accrued as of December 31, 2018 in Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet; it is offset completely by a reduction in Payable to Related Party on the Balance Sheet as PFL is indemnified for these costs under the Administration Agreement.
9. Related Parties
Since inception, Prosper Funding has engaged in various transactions with its directors, executive officers, sole member, and immediate family members and other affiliates of its directors, executive officers and sole member. Prosper Funding believes that all of the transactions described below were made on terms no less favorable to Prosper Funding than could have been obtained from unaffiliated third parties.
Prosper Funding’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be related parties of Prosper Funding as of December 31, 2018 and 2017 are summarized below (in thousands):

	Aggregate Amount of		Interest Earned on
Related Party	Notes and Borrower Loans		Notes and Borrower Loans
	2018	2017	2018	2017
Executive officers and management	$29	$29	$2	$109
Directors (excluding executive officers and management)	—	—	—	—
Total	$29	$29	$2	$109

Related Party	Note and Borrower Loan Balance as of December 31,
	2018	2017
Executive officers and management	$32	$38
Directors (excluding executive officers and management)	—	—
Total	$32	$38

10. Significant Concentrations
Prosper Funding is dependent on third party funding sources such as banks, asset managers and investment funds to provide the funding to allow WebBank to originate loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2018, the largest party purchased a total of 44% of those loans. This compares to 70% for the year ended December 31, 2017. Further, a significant portion of our business is dependent on funding through the Whole Loan Channel. 94% and 93% of Borrower Loans were originated through the Whole Loan Channel in the years ending December 31, 2018 and 2017, respectively.

11. Subsequent Events
WebBank Agreement
On February 1, 2019, Prosper and WebBank, an FDIC-insured, Utah-chartered industrial bank (“WebBank”), entered into: (i) a Third Amendment (the “Sale Agreement Amendment”) to the Asset Sale Agreement, dated July 1, 2016, between Prosper Funding and WebBank (the “Sale Agreement”); (ii) a Third Amendment (the “Marketing Agreement Amendment”) to the Marketing Agreement, dated July 1, 2016, between PMI and WebBank (the “Marketing Agreement”); and (iii) a First Amendment (the “Purchase Agreement Amendment”) to the Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank (the “Purchase Agreement” and, collectively with the Sale Agreement and Marketing Agreement, the “Origination and Sale Agreements”). The Sale Agreement Amendment, the Marketing Agreement Amendment, and the Purchase Agreement Amendment, collectively, are hereinafter referred to as the “Amendments”.

The Amendments extend the term of the Sale Agreement, Marketing Agreement and Purchase Agreements to February 1, 2022. The Purchase Agreement Amendment also amends certain collateral requirements of PMI under the Purchase Agreement.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Transfer Agreement, dated January 22, 2013, between Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 2.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

2.2	Agreement and Plan of Merger dated as of January 23, 2015 by and among Prosper Marketplace, Inc., American HealthCare Lending, LLC (“AHL”), Prosper Healthcare Lending, LLC and Shaun Sorensen, solely in his capacity as agent for AHL’s members and option holders (incorporated by reference to Exhibit 2.1 of PMI’s Current Report on Form 8-K, filed on January 27, 2015)

2.3	Agreement and Plan of Merger, dated as of September 23, 2015, by and among Prosper Marketplace, Inc., BillGuard, Inc., Beach Merger Sub, Inc. and Shareholder Representative Services LLC, solely in its capacity as the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 of PMI’s Current Report on Form 8-K, filed on October 15, 2015)

3.1	Fifth Amended and Restated Limited Liability Company Agreement of Prosper Funding LLC, dated October 21, 2013 (incorporated by reference to Exhibit 3.1 of Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-179941), filed on October 23, 2013 by PFL and PMI)

3.2	Amended and Restated Certificate of Incorporation of PMI, as further amended on October 15, 2018 (incorporated by reference to Exhibit 3.2 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on November 14, 2018)

3.3	Certificate of Formation of Prosper Funding LLC (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by PFL)

3.4	Bylaws of Prosper Marketplace, Inc., dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed October 30, 2007)

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)

4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)

4.3	Supplemental Indenture, dated January 22, 2013, between Prosper Marketplace, Inc., Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.4	Indenture, dated June 15, 2009, between Prosper Marketplace, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Pre-Effective Amendment No. 5 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed on June 26, 2009)

4.5	Amended and Restated Indenture, dated January 22, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.6	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

10.1	Form of PFL Borrower Registration Agreement (2)

10.2	Form of PFL Investor Registration Agreement (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Annual Report on Form 10-K, filed on March 20, 2017)

10.3	Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.4
First Amendment to Asset Sale Agreement, dated October 7, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K, filed on March 15, 2019) (1)

10.5
Second Amendment to Asset Sale Agreement, dated March 27, 2017, between PFL and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K, filed on March 15, 2019) (1)

10.6	Third Amendment to Asset Sale Agreement, dated February 1, 2019, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K, filed on February 7, 2019)

Exhibit Number	Description

10.7	Marketing Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.8
First Amendment to Marketing Agreement, dated October 7, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.3 of PMI and PFL's Current Report on Form 8-K, filed on March 15, 2019) (1)

Marketing Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)
10.9	Second Amendment to Marketing Agreement, dated November 17, 2017, between PMI and WebBank (incorporated by reference to Exhibit 10.4 of PMI and PFL's Current Report on Form 8-K, filed on March 15, 2019) (1)
Marketing Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)
10.10	Third Amendment to Marketing Agreement, dated February 1, 2019, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K, filed on February 7, 2019) (1)

10.11	Administration Agreement, effective as of February 1, 2013, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

10.12	Amendment No. 1 to Administration Agreement, dated as of January 1, 2014, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 10-Q filed on May 14, 2014)

10.13	Amendment No. 2 to Administration Agreement, dated as of January 1, 2015, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Annual Report on Form 10-K filed on April 6, 2015)

10.14
Amendment No. 3 to Administration Agreement, dated as of November 8, 2016 and made effective as of July 1, 2016, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.8 of PMI and PFL's Annual Report on Form 10-K, filed on March 20, 2017)

10.15
Amendment No. 4 to Administration Agreement, dated as of January 25, 2018, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.32 of PMI and PFL's Annual Report on Form 10-K, filed on March 26, 2018)

10.16	Amendment No. 5 to Administration Agreement, dated as of November 12, 2018 and made effective as of October 1, 2018, between Prosper Funding LLC and Prosper Marketplace, Inc. (2)

10.17	Services and Indemnity Agreement, dated March 1, 2012, among Global Securitization Services, LLC, Kevin Burns, Bernard Angelo, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.8 of Pre-Effective Amendment No. 3 to PFL and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed on November 21, 2012) (3)

10.18	Second Amended and Restated Loan Sale Agreement, dated January 25, 2013, among WebBank, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.5 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.19	Second Amendment to Second Amended and Restated Loan Sale Agreement, dated October 27, 2015, between PMI, PFL and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on November 9, 2015)

10.20	Second Amended and Restated Loan Account Program Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.21	Stand By Loan Purchase Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.22	Stand By Purchase Agreement, dated July 1, 2016, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Current Report on Form 8-K, filed on July 8, 2016) (1)

10.23
First Amendment to Stand By Purchase Agreement, dated February 1, 2019, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL's Current Report on Form 8-K, filed on February 7, 2019) (1)

10.24	Director Indemnification Agreement, dated January 15, 2013, between Prosper Marketplace, Inc. and Patrick (Pat) Grady (incorporated by reference to Exhibit 10.20 of PMI and PFL’s Annual Report on Form 10-K, filed on March 31, 2014) (3)

Exhibit Number	Description

10.25	Form of Indemnification Agreement for PMI’s directors (other than Patrick Grady), officers and key employees (incorporated by reference to Exhibit 10.21 of PMI and PFL's Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.26
Back-Up Servicing Agreement (Note Channel), dated as of February 24, 2017, among Prosper Funding LLC, Prosper Marketplace, Inc., and First Associates Loan Servicing, LLC (incorporated by reference to Exhibit 10.10 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

10.27	Amended and Restated Services and Indemnity Agreement, dated May 30, 2013, between Prosper Funding LLC, Prosper Marketplace, Inc., Global Securitization Services, LLC, Bernard J. Angelo and David V. DeAngelis (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed on June 5, 2013) (3)

10.28	Amended and Restated Prosper Marketplace, Inc. 2005 Stock Plan (incorporated by reference to Exhibit 4.2 of PMI’s Registration Statement on Form S-8 filed on May 29, 2014) (3)

10.29	Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on May 12, 2015) (3)

10.30	Amendment No. 1 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on April 13, 2016) (3)

10.31	Amendment No. 2 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on August 15, 2016) (3)

10.32	Amendment No. 3 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on March 26, 2018) (3)

10.33	Form of Stock Option Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.34	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.35
Warrant Agreement, dated as of February 27, 2017, among PMI, PF WarrantCo Holdings, LP, and, for certain limited purposes, New Residential Investment Corp (incorporated by reference to Exhibit 10.9 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

21.1	Subsidiaries of Prosper Marketplace, Inc. (2)

21.2	Subsidiaries of Prosper Funding LLC (2)

23.1	Consent of Independent Registered Accounting Firm (2)

31.1	Certification of Principal Executive Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Principal Financial Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.3	Certification of Principal Executive Officer of PFL pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Principal Financial Officer of PFL pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Principal Executive Officer and Principal Financial Officer of PMI pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI's Annual Report on Form 10-K for the year ended December 31, 2018 (2)

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Annual Report on Form 10-K for the year ended December 31, 2018 (2)

(1) Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act.
(2) Filed herewith.
(3) Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2019.

PROSPER MARKETPLACE, INC.

By:	/s/ David Kimball
David Kimball
Chief Executive Officer (Principal Executive Officer); Director
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Usama Ashraf and Julie Hwang, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Director	March 28, 2019
David Kimball

/s/ Usama Ashraf	Chief Financial Officer (Principal Financial Officer)	March 28, 2019
Usama Ashraf

*	Director	March 28, 2019
Claire A. Huang

*	Director	March 28, 2019
Rajeev V. Date

*	Director	March 28, 2019
Patrick W. Grady

*	Director	March 28, 2019
David R. Golob

*	Director	March 28, 2019
Nigel W. Morris

*	Director	March 28, 2019
Mason D. Haupt

*By: /s/ Julie Hwang		March 28, 2019
Julie Hwang
Attorney-in-Fact

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2019.

PROSPER FUNDING LLC

By:	/s/ David Kimball
David Kimball
Chief Executive Officer and President (Principal Executive Officer); Director
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Usama Ashraf and Julie Hwang, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

/s/ David Kimball	Chief Executive Officer and President (Principal Executive Officer); Director	March 28, 2019
David Kimball

/s/ Usama Ashraf	Chief Financial Officer and Treasurer (Principal Financial Officer); Director	March 28, 2019
Usama Ashraf

/s/ Bernard J. Angelo	Director	March 28, 2019
Bernard J. Angelo

/s/ David V. DeAngelis	Director	March 28, 2019
David V. DeAngelis