Form 10-Q
period 2019-03-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2019-05-13
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
As of May 6, 2019, there were 70,491,295 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, and Prosper Warehouse I Trust, a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiaries, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, and Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. PAH was dissolved on November 28, 2018. As a result, references to Prosper Funding do not include PAH for periods subsequent to the year ended December 31, 2018. In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.” Finally, although historically we have referred to investors as “lender members,” we call them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.

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
•the federal income tax treatment of an investment in the Notes and the corresponding PMI Management Rights, each of which is an "investment contract," a concept under federal securities law that refers to an arrangement where investors invest money in a common enterprise with the expectation of profits, primarily from the efforts of others;
•our ability to prevent security breaches, disruptions in service, and comparable events that could compromise the personal and confidential information held on our data systems, reduce the attractiveness of our marketplace or adversely impact our ability to service Borrower Loans.
There may be other factors that may cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
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

Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Cash and Cash Equivalents	$64,188	$57,945
Restricted Cash (1)	148,798	149,114
Available for Sale Investments, at Fair Value	4,259	22,173
Accounts Receivable (1)	987	5,119
Loans Held for Sale, at Fair Value (1)	106,640	183,788
Borrower Loans, at Fair Value (1)	448,710	263,522
Property and Equipment, Net	31,394	15,273
Prepaid and Other Assets (1)	7,478	4,643
Servicing Assets	13,814	14,687
Goodwill	36,368	36,368
Intangible Assets, Net	929	999
Total Assets	$863,565	$753,631
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$17,463	$19,967
Payable to Investors	117,676	127,538
Notes, at Fair Value	258,722	264,003
Notes Issued by Securitization Trust (1)	163,125	—
Certificates Issued by Securitization Trust, at Fair Value (1)	19,134	—
Warehouse Lines (1)	93,629	162,488
Other Liabilities	25,992	10,629
Convertible Preferred Stock Warrant Liability	163,483	143,679
Total Liabilities	859,224	728,304
Commitments and Contingencies (see Note 18)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of March 31, 2019 and December 31, 2018; 214,637,925 issued and outstanding as of March 31, 2019 and December 31, 2018. Aggregate liquidation preference of $375,952 as of March 31, 2019 and December 31, 2018.	323,793	323,793
Stockholders' Deficit
Common Stock – $0.01 par value; 625,000,000 shares authorized; 71,427,230 shares issued and 70,491,295 shares outstanding, as of March 31, 2019; 71,411,145 shares issued and 70,475,210 shares outstanding, as of December 31, 2018	229	229
Additional Paid-In Capital	147,204	145,486
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(443,465)	(420,751)
Accumulated Other Comprehensive Loss	(3)	(13)
Total Stockholders' Deficit	(319,452)	(298,466)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$863,565	$753,631
(1) Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.

The following table presents the assets and liabilities of consolidated variable interest entities (VIEs), which are included in the condensed consolidated balance sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. See Note 7 - Securitizations and Note 11 - Debt, to our Notes to Condensed Consolidated Financial Statements for additional information.

	March 31, 2019	December 31, 2018
Assets of consolidated VIEs, included in total assets above
Restricted Cash	$15,278	$—
Accounts Receivable	$—	$3,902
Prepaid and Other Assets	3,340	$1,393
Loans Held for Sale, at Fair Value	106,640	$183,788
Borrower Loans, at Fair Value	186,768	$—
Total assets of consolidated variable interest entities	$312,026	$189,083
Liabilities of consolidated VIEs, included in total liabilities above
Notes Issued by Securitization Trust	163,125	$—
Warehouse Line	93,629	$162,488
Certificates Issued by Securitization Trust, at Fair Value	19,134	$—
Total liabilities of consolidated variable interest entities	$275,888	$162,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
Operating Revenues
Transaction Fees, Net	$26,294	$31,354
Servicing Fees, Net	6,202	7,184
Gain (Loss) on Sale of Borrower Loans	2,697	3,350
Fair Value of Warrants Vested on Sale of Borrower Loans	(9,747)	(15,279)
Other Revenue	1,036	1,352
Total Operating Revenues	26,482	27,961
Interest Income
Interest Income on Borrower Loans	18,428	12,360
Interest Expense on Notes, Certificates Issued by Securitization Trust, and Warehouse Lines	(13,120)	(10,729)
Net Interest Income	5,308	1,631
Change in Fair Value of Financial Instruments, Net	(1,713)	858
Total Net Revenue	30,077	30,450
Expenses
Origination and Servicing	8,161	8,821
Sales and Marketing	16,341	18,828
General and Administrative	18,768	18,715
Restructuring Charges, Net	82	323
Change in Fair Value of Convertible Preferred Stock Warrants	10,058	(4,604)
Other Expenses (Income), Net	(648)	(242)
Total Expenses	52,762	41,841
Net Loss Before Taxes	(22,685)	(11,391)
Income Tax Expense	29	10
Net Loss	$(22,714)	$(11,401)
Net Loss Per Share – Basic and Diluted	$(0.32)	$(0.16)
Weighted-Average Shares – Basic and Diluted	70,487,006	70,302,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net Loss	$(22,714)	$(11,401)
Other Comprehensive Income (Loss), Before Tax
Change in Net Unrealized Gain on Available for Sale Investments, at Fair Value	10	(15)
Realized (Gain) Loss on Sale of Available for Sale Investments, at Fair Value	—	—
Other Comprehensive Income (Loss), Before Tax	10	(15)
Income Tax Effect	—	—
Other Comprehensive Income (Loss), Net of Tax	10	(15)
Comprehensive Loss	(22,704)	(11,416)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance as of January 1, 2018	214,637,925	323,793	75,468,234	228	(5,177,235)	(23,417)	136,653	(73)	(380,806)	(267,415)
Exercise of Vested Stock Options	—	—	43,746	—	—	—	8	—	—	8
Restricted Stock Vested	—	—	—	—	—	—	5	—	—	5
Exercise of Warrants	—	—	8,200	—	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	—	—	—	—	2,425	—	—	2,425
Change in Net Unrealized Loss on Available for Sale Investments, at Fair Value	—	—	—	—	—	—	—	(16)	—	(16)
Net Loss	—	—	—	—	—	—	—	—	(11,401)	(11,401)
Balance as of March 31, 2018	214,637,925	323,793	75,520,180	228	(5,177,235)	(23,417)	139,091	(89)	(392,207)	(276,394)

Balance as of January 1, 2019	214,637,925	323,793	75,652,445	229	(5,177,235)	(23,417)	145,486	(13)	(420,751)	(298,466)
Exercise of Vested Stock Options	—	—	16,085	—	—	—	4	—	—	4
Stock-based Compensation Expense	—	—	—	—	—	—	1,714	—	—	1,714
Change in Net Unrealized Loss on Available for Sale Investments, at Fair Value	—	—	—	—	—	—	—	10	—	10
Net Loss	—	—	—	—	—	—	—	—	(22,714)	(22,714)
Balance as of March 31, 2019	214,637,925	323,793	75,668,530	229	(5,177,235)	(23,417)	147,204	(3)	(443,465)	(319,452)

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from Operating Activities:
Net Loss	$(22,714)	$(11,401)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	2,214	(858)
Depreciation and Amortization	2,679	2,825
Gain on Sales of Borrower Loans	(2,742)	(3,339)
Change in Fair Value of Servicing Rights	3,246	3,278
Stock-Based Compensation Expense	1,614	2,331
Restructuring Liability	—	323
Fair Value of Warrants Vested	9,747	15,279
Change in Fair Value of Warrants	10,058	(4,604)
Other, Net	(252)	(532)
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(490,855)	(595,199)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	464,660	513,953
Accounts Receivable	4,132	(3,156)
Prepaid and Other Assets	(701)	2,540
Accounts Payable and Accrued Liabilities	(2,167)	(183)
Payable to Investors	(9,862)	18,632
Other Liabilities	(679)	(722)
Net Cash Used in Operating Activities	(31,622)	(60,833)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(44,225)	(46,276)
Principal Payments of Borrower Loans Held at Fair Value	45,155	46,023
Purchases of Property and Equipment	(2,830)	(1,358)
Purchases of Available for Sale Investments, at Fair Value	—	(1,504)
Maturities of Available for Sale Investments	18,010	7,000
Net Cash Provided by Investing Activities	16,110	3,885
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	44,939	46,225
Payments of Notes Held at Fair Value	(44,117)	(47,102)
Principal Payments on Notes Issued by Securitization Trust	(6,766)	—
Principal Payments on Certificates Issued by Securitization Trust	(1,133)	—
Proceeds from Securitization Issuance	1,177	—
Proceeds from Revolving Debt Facilities	31,751	71,600
Payment for Debt Issuance Costs	(4,417)	(873)
Proceeds from Exercise of Warrants and Stock Options including Early Exercise, and Issuance of Restricted Stock	5	9
Net Cash Provided by Financing Activities	21,439	69,859
Net Increase in Cash, Cash Equivalents and Restricted Cash	5,927	12,911
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	207,059	198,463
Cash, Cash Equivalents and Restricted Cash at End of the Period	$212,986	$211,374

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$13,295	$10,941
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	$293	$153
Non-Cash Financing Activity Issuance of Securitization Notes and Certificates	$191,591	$—
Non-Cash Financing Activity Derecognition of Warehouse Line debt	$(100,422)	$—

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
The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
The accompanying interim condensed consolidated financial statements include the accounts of PMI, its wholly-owned subsidiaries and consolidated variable interest entities ("VIEs"). All intercompany balances have been eliminated in consolidation.
Securitization Notes are notes held by certain third party investors pursuant to Prosper’s securitization transactions, and are distinguishable from the borrower payment dependent Notes available to investors through our Note Channel.
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no changes to these accounting policies during the first three months of 2019 other than the changes noted below.
Fair Value Measurements
Financial instruments consist principally of Cash and Cash Equivalents, Restricted Cash, Available for Sale Investments at Fair Value, Borrower Loans, Loans Held for Sale, Accounts Receivable, Accounts Payable and Accrued Liabilities, Payable to Investors, Convertible Preferred Stock Warrant Liability, Certificates Issued by Securitization Trust and Notes. The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short term nature.
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
The following table provides a reconciliation of Cash, Cash Equivalents, and Restricted Cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows:

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and Cash Equivalents	$64,188	57,945	$39,309	$45,795
Restricted Cash	148,798	149,114	172,065	152,668
Total Cash, Cash Equivalents and Restricted Cash shown in the consolidated statements of cash flows	$212,986	$207,059	$211,374	$198,463
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
Leases
We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are included on our consolidated balance sheets in the Property and Equipment, Net and the Other Liabilities sections, respectively.

If a contract contains a lease, we evaluate whether it should be classified as an operating or finance lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For certain leases with original terms of twelve months or less we recognize the lease expense as incurred and we do not recognize ROU assets and lease liabilities.

Consolidation of Variable Interest Entities

The determination of whether to consolidate a variable interest entity (“VIE”) in which we have a variable interest requires a significant amount of analysis and judgment regarding whether we are the primary beneficiary of a VIE due to our holding a controlling financial interest in the VIE. A controlling financial interest in a VIE exists if we have both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and a potentially significant economic interest in the VIE. The determination of whether an entity is a VIE considers factors, such as (i) whether the entity’s equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support and (ii) whether a holder’s equity investment at risk lacks any of the following characteristics of a controlling financial interest: the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the entity’s success, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the legal entity.

Management regularly reviews and reconsiders its previous conclusions regarding the status of an entity as a VIE and whether we are required to consolidate such VIE in the consolidated financial statements.
Recent Accounting Pronouncements
Accounting Standards Adopted In The Current Period
In June 2018, the FASB issued ASU No. 2018-07, "Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718, Compensation-Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. Prosper adopted the standard effective January 1, 2019. The adoption of this standard did not have a material impact on Prosper’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Prosper adopted the standard effective January 1, 2019.  In accordance with ASU 2018-11, "Leases (Topic 842), Target Improvements", Prosper has elected not to restate prior periods and has presented the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings on January 1, 2019. The standard had a material impact on our consolidated balance sheets, but did not materially impact on our consolidated statement of operations. The most significant impact is the recognition of ROU assets and lease obligation liabilities for operating leases. Additionally, Prosper recorded an impairment charge to its ROU asset upon adoption due to existing sublease arrangements that were entered into at a loss. The impairment charge did not have a material impact as it will be offset by a reduction of the existing restructuring liability for those leases.
Prosper has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. The Company also elected a practical expedient that allowed it to not separate non-lease components from lease components and instead to account for each lease and non-lease component as a single lease component. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of ROU assets of approximately $16.1 million, lease liabilities for operating leases of approximately $21.6 million, a reduction in existing other liabilities of $5.1 million related to deferred rent and restructuring liabilities, and no cumulative-effect adjustment on retained earnings on Prosper's Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations.
Accounting Standards Issued, To Be Adopted By The Company In Future Periods
In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which will be effective for interim and annual periods beginning after December 15, 2019. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. Prosper accounts for its Borrower Loans at fair value through net income, which is outside the scope of Topic 326. For available for sale investments, the guidance will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. Prosper is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
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
In March 2019, the FASB issued ASU No. 2019-01, "Leases (Topic 842): Codification Improvements." This ASU aligns the fair value treatment of the underlying asset by lessors that are not manufacturers or dealers as defined under Topic 842, presentation on the Statement of Cash Flows for sales and direct financing leases, and a clarification of interim disclosure requirements in the year of adoption, among other things. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year and early adoption is permitted. Prosper is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
3. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Property and Equipment:
Operating lease right-of-use assets	$16,138	$—
Computer equipment	15,558	15,193
Internal-use software and website development costs	25,120	22,505
Office equipment and furniture	3,015	3,015
Leasehold improvements	7,157	7,157
Assets not yet placed in service	2,303	2,745
Property and equipment	69,291	50,615
Less accumulated depreciation and amortization	(37,897)	(35,342)
Total Property and Equipment, Net	$31,394	$15,273

Depreciation and amortization expense for Property and Equipment for the three months ended March 31, 2019 and March 31, 2018 was $1.8 million and $2.7 million, respectively. These charges are included in General and Administrative expenses on the condensed consolidated statements of operations. Prosper capitalized internal-use software and website development costs in the amount of $2.1 million and $1.1 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 17.
4. Borrower Loans, Loans Held for Sale, and Notes, Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of March 31, 2019 and December 31, 2018, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Aggregate principal balance outstanding	$455,563	$269,093	$(265,961)	$(272,430)	$106,707	$185,657
Fair value adjustments	(6,853)	(5,571)	7,239	8,427	(67)	(1,869)
Fair value	$448,710	$263,522	$(258,722)	$(264,003)	$106,640	$183,788

Borrower Loans
At March 31, 2019, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through March 2024. At December 31, 2018, outstanding Borrower Loans had original maturities of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through December 2023.
Approximately $0.3 million and $0.4 million represents the loss that is attributable to changes in the instrument-specific credit risks related to Borrower Loans that were recorded in the change in fair value during the three months ending March 31, 2019 and March 31, 2018, respectively.

As of March 31, 2019, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.4 million and a fair value of $1.0 million. As of December 31, 2018, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.5 million and a fair value of $1.1 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of March 31, 2019 and December 31, 2018, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.3 million, respectively.
Loans Held for Sale
At March 31, 2019, outstanding Loans Held for Sale had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various maturity dates through March 2024. At December 31, 2018, outstanding Loans Held for Sale had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various maturity dates through December 2023. Fair value adjustments recorded in earnings on loans invested in by the Company was a net loss of $0.1 million during the quarter ended March 31, 2019. Interest income earned on Loans Held for Sale by the Company was $4.0 million and $1.4 million during the quarters ended March 31, 2019 and March 31, 2018, respectively.
As of March 31, 2019, Loans Held for Sale that were 90 days or more delinquent, had an aggregate principal amount of $0.9 million and a fair value of $0.4 million. As of December 31, 2018, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.8 million and a fair value of $0.3 million.
5. Loan Servicing Assets and Liabilities
Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The servicing assets and liabilities are measured at fair value throughout the servicing period. The total gains and losses recognized on the sale of such Borrower Loans for the three months ended March 31, 2019 was a gain of $2.7 million and a loss of $9.7 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium. The total gains recognized on the sale of such Borrower Loans were $3.4 million during the three months ended March 31, 2018, and a loss of $15.3 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium.
As of March 31, 2019, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.3 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through March 2024. At December 31, 2018, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.6 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through December 2023.
$10.1 million and $10.6 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the three months ended March 31, 2019 and March 31, 2018, respectively.
Fair Value
Valuation Method. Prosper uses a discounted cash flow valuation methodology generally consisting of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.
Significant unobservable inputs presented in the table within Note 8 below are those that Prosper considers significant to the estimated fair values of the level 3 servicing assets and liabilities. The following is a description of the significant unobservable inputs provided in the table.
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

Default Rate. The default rate presented in Note 8 is an annualized, average estimate considering all Borrower Loan categories (i.e., risk ratings and duration), and represents an aggregate of conditional default rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to default per period based on the term and age of the underlying Borrower Loans. The assumption regarding defaults directly reduces servicing revenues because the amount of servicing revenues received is based on the amount collected each period.
Prepayment Rate. The prepayment rate presented in Note 8 is an annualized, average estimate considering all Borrower Loan categories (i.e., risk ratings and duration), and represents an aggregate of conditional prepayment rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to prepay per period based on the term and age of the underlying Borrower Loans. Prepayments reduce servicing revenues as they shorten the period over which we expect to collect fees on the Borrower Loans, which is used to project future servicing revenues.
6. Available for Sale Investments, at Fair Value
Available for sale investments are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders' equity unless management determines that an investment is other-than-temporarily impaired.
The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of March 31, 2019 and December 31, 2018, are as follows (in thousands):

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Treasury Bills	—	—	—	—
US Treasury securities	4,261	—	(2)	4,259
Total Available for Sale Investments	$4,261	$—	$(2)	$4,259

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Treasury Bills	$17,940	$—	$(3)	$17,937
US Treasury securities	4,246	—	(10)	4,236
Total Available for Sale Investments	$22,186	$—	$(13)	$22,173

A summary of available for sale investments with unrealized losses as of March 31, 2019, and December 31, 2018, aggregated by category and period of continuous unrealized loss, is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Treasury Bills	$—	$—	$—	$—	$—	$—
US Treasury securities	$4,259	$(2)	$—	$—	$4,259	$(2)
Total Investments with Unrealized Losses	$4,259	$(2)	$—	$—	$4,259	$(2)

	Less than 12 months		12 months or longer		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Treasury Bills	$17,937	$(3)	$—	$—	$17,937	$(3)
US Treasury securities	$—	$—	$4,236	$(10)	$4,236	$(10)
Total Investments with Unrealized Losses	$17,937	$(3)	$4,236	$(10)	$22,173	$(13)
There were no impairment charges recognized during the three months ended March 31, 2019.

The maturities of available for sale investments at March 31, 2019 and December 31, 2018 are as follows (in thousands):

March 31, 2019	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Treasury Bills	—	—	—	—	—
US Treasury securities	4,259	—	—	—	4,259
Total Fair Value	$4,259	$—	$—	$—	$4,259
Total Amortized Cost	$4,261	$—	$—	$—	$4,261

December 31, 2018	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Treasury Bills	17,937	—	—	—	17,937
US Treasury securities	4,236	—	—	—	4,236
Total Fair Value	$22,173	$—	$—	$—	$22,173
Total Amortized Cost	$22,186	$—	$—	$—	$22,186

During the three months ended March 31, 2019, Prosper sold $0 of investments.
7.  Securitizations

On February 7, 2019, Prosper completed a securitization of approximately $205.1 million in unsecured personal whole loans facilitated through the Company’s platform through a securitization trust ("PMIT 2019-1") which Prosper consolidated. PMIT 2019-1 issued notes, residual certificates and a risk retention interest to finance the purchase of Borrower Loans. The resulting notes were sold to third party investors for $171.7 million in net proceeds. Prosper retained 65.5% of the resulting residual certificates. The remaining residual certificates and the risk retention interests are held by third party investors.

PMIT 2019-1 was deemed a VIE that the Company consolidates because the Company is the primary beneficiary of the VIE. The creditors of PMIT 2019-1 have no recourse to the general credit of PMI as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets. Additionally, Prosper's continued involvement includes loan servicing responsibilities over the life of the underlying loans. As a result, Prosper has included PMIT 2019-1's Borrower Loans under "Borrower Loans, at Fair Value", the notes held by third party investors under "Notes Issued by Securitization Trust" and the risk retention and residual certificates held by third party investors under "Certificates Issued by Securitization Trust, at Fair Value" in Prosper's condensed consolidated balance sheets.

The notes under the PMIT 2019-1 were issued in three classes: Class A in the amount of $127.3 million, Class B in the amount of $25.0 million and Class C in the amount of $19.3 million (collectively, the “2019-1 Notes”).  The Class A, Class B and Class C notes bear interest at a fixed rate of 3.54%, 4.03% and 5.27%, respectively. Principal and interest payments began in March 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $2.3 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $163.1 million on the condensed consolidated balance sheets as of March 31, 2019 and are secured by an aggregate outstanding principal balance of $188.8 million of borrower loans included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of March 31, 2019. The risk retention and residual certificates are carried at fair value and the risk retention interest represents the right to receive 5.0% of all amounts collected on the Borrower Loans held by PMIT 2019-1, net of its pro-rata share of ongoing fees and expenses of PMIT 2019-1.
8.  Fair Value of Assets and Liabilities
Prosper measures the fair value of assets and liabilities in accordance with its fair value hierarchy which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. We apply this framework whenever other standards require (or permit) assets or liabilities to be measured at fair value.
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
Financial Instruments Recorded at Fair Value
The fair value of the Borrower Loans, Loans Held for Sale, Certificates Issued by Securitization Trust and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary cash flow assumptions used to value such Borrower Loans, Loans Held for Sale, Certificates Issued by Securitization Trust, and Notes include default rates derived from historical performance and discount rates applied to each credit grade based on the perceived credit risk of each credit grade.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 13 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$448,710	$448,710
Loans Held for Sale	—	—	106,640	106,640
Available for Sale Investments, at Fair Value	—	4,259	—	4,259
Servicing Assets	—	—	13,814	13,814
Total Assets	—	$4,259	$569,164	$573,423
Liabilities:
Notes	$—	$—	$258,722	$258,722
Servicing Liabilities	—	—	7	7
Certificates Issued by Securitization Trust, at Fair Value	—	—	19,134	$19,134
Convertible Preferred Stock Warrant Liability	—	—	163,483	$163,483
Loan Trailing Fee Liability	—	—	3,084	$3,084
Total Liabilities	—	$—	$607,555	$607,555

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$263,522	$263,522
Loans Held for Sale	—	—	183,788	183,788
Available for Sale Investments, at Fair Value	—	22,173	—	22,173
Servicing Assets	—	—	14,687	14,687
Total Assets	$—	$22,173	$461,997	$484,170
Liabilities:
Notes	$—	$—	$264,003	$264,003
Servicing Liabilities	—	—	12	12
Convertible Preferred Stock Warrant Liability	—	—	143,679	143,679
Loan Trailing Fee Liability	—	—	3,118	3,118
Total Liabilities	$—	$—	$410,812	$410,812
As Prosper’s Borrower Loans, Loans Held for Sale, Certificates Issued by Securitization Trust, Notes, and loan servicing rights do not trade in an active market with readily observable prices, Prosper uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at March 31, 2019 and December 31, 2018:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	March 31, 2019	December 31, 2018
Discount rate	4.8% - 12.9%	4.7% - 13.8%
Default rate	1.9% - 16.4%	2.0% - 15.8%

Servicing Rights:

Range
Unobservable Input	March 31, 2019	December 31, 2018
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.5% - 17.4%	1.6% - 16.7%
Prepayment rate	16.0% - 25.9%	15.5% - 25.1%
Market servicing rate	0.625%	0.625%
Loan Trailing Fee Liability:

Range
Unobservable Input	March 31, 2019	December 31, 2018
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.5% - 17.4%	1.6% - 16.7%
Prepayment rate	16.0% - 25.9%	15.5% - 25.1%
At March 31, 2019, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans.
The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Certificates Issued by Securitization Trust	Loans Held for Sale	Total
Balance at January 1, 2019	$263,522	$(264,003)	$—	$183,788	$183,307
Purchase of Borrower Loans/Issuance of Notes	135,259	(44,939)	(20,616)	490,855	560,559
Transfers in (Transfers out)	114,316	—	—	(114,316)	—
Principal repayments	(56,629)	44,117	1,133	(14,739)	(26,118)
Borrower Loans sold to third parties	(974)	—	—	(437,473)	(438,447)
Other changes	139	601	(167)	(166)	407
Change in fair value	(6,923)	5,502	516	(1,309)	(2,214)
Balance at March 31, 2019	$448,710	$(258,722)	$(19,134)	$106,640	$277,494

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2018	$293,005	$(293,948)	$49	$(894)
Purchase of Borrower Loans/Issuance of Notes	46,276	(46,225)	595,199	595,250
Principal repayments	(44,957)	47,102	(3,849)	(1,704)
Borrower Loans sold to third parties	(1,066)	—	(510,104)	(511,170)
Other changes	(136)	547	541	952
Change in fair value	(7,538)	7,429	967	858
Balance at March 31, 2018	$285,584	$(285,095)	$82,803	$83,292

The following tables present additional information about level 3 servicing assets measured at fair value on a recurring basis (in thousands):

Servicing Assets
Fair Value at January 1, 2019	14,687
Additions	2,742
Derecognition	(364)
Less: Changes in fair value	(3,251)
Fair Value at March 31, 2019	13,814

Servicing Assets
Fair Value at January 1, 2018	14,711
Additions	3,339
Less: Changes in fair value	(3,296)
Fair Value at March 31, 2018	14,754

The following table presents additional information about level 3 Preferred Stock Warrant Liability measured at fair value on a recurring basis (in thousands):

Preferred Stock Warrant Liability
Balance as of January 1, 2019	$143,679
Add Issuances of Preferred Stock Warrant	9,747
Change in Fair Value of the Preferred Stock Warrant Liability	10,057
Balance as of March 31, 2019	$163,483

Preferred Stock Warrant Liability
Balance as of January 1, 2018	$116,366
Add Issuances of Preferred Stock Warrant	15,279
Change in Fair Value of the Preferred Stock Warrant Liability	(4,604)
Balance as of March 31, 2018	$127,041

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
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2019	3,118
Issuances	566
Cash Payment of Loan Trailing Fee	(658)
Change in Fair Value	58
Balance at March 31, 2019	3,084

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at March 31, 2019 for Borrower Loans, Loans Held for Sale and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Fair Value as of March 31, 2019	$555,350		$258,722
Discount rate assumption:	7.97%	*	7.97%	*
Resulting fair value from:
100 basis point increase	$550,089		$252,907
200 basis point increase	544,953		250,542
Resulting fair value from:
100 basis point decrease	$560,742		$257,813
200 basis point decrease	566,269		260,358
Default rate assumption:	12.68%	*	12.68%	*
Resulting fair value from:
100 basis point increase	$548,679		$252,246
200 basis point increase	542,179		249,243
Resulting fair value from:
100 basis point decrease	$562,168		$258,479
200 basis point decrease	569,006		261,640
* Represents weighted average assumptions considering all credit grades.
The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of March 31, 2019 (in thousands, except percentages).

Servicing Assets
Fair Value as of March 31, 2019	$13,814
Market servicing rate assumptions	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$12,966
Market servicing rate decrease to 0.60%	$14,662
Weighted average prepayment assumptions	20.41%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	$13,649
Applying a 0.9 multiplier to prepayment rate	$13,982
Weighted average default assumptions	12.17%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$13,655
Applying a 0.9 multiplier to default rate	$13,977
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
Financial Instruments, Assets and Liabilities not Recorded at Fair Value
The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value (in thousands):

March 31, 2019	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$64,188	$64,188	$—	$—	$64,188
Restricted Cash	148,798	—	148,798	—	148,798
Accounts Receivable	987	—	987	—	987
Total Assets	$213,973	$64,188	$149,785	$—	$213,973
Liabilities:
Accounts Payable and Accrued Liabilities	$17,463	$—	$17,463	$—	$17,463
Payable to Investors	117,676	—	117,676	—	117,676
Notes Issued by Securitization Trust	163,125	—	—	163,125	163,125
Warehouse Line	93,629	—	93,629	—	93,629
Total Liabilities	$228,768	$—	$228,768	$163,125	$391,893

9. Goodwill and Other Intangible Assets
Goodwill
Prosper’s goodwill balance of $36.4 million at March 31, 2019 did not change during the three months ended March 31, 2019. We did not record any goodwill impairment expense for the three months ended March 31, 2019.
Other Intangible Assets
The following table presents the detail of other intangible assets for the period presented (dollars in thousands):

	March 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,121)	$929	6.1
Brand name	60	(60)	—	—
Total Intangible Assets Subject to Amortization	$8,170	$(7,241)	$929
Prosper’s intangible asset balance was $0.9 million and $1.0 million at March 31, 2019 and December 31, 2018, respectively.
The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three to ten years period. The developed technology and brand name intangible assets are being amortized on a straight line basis over three to five years and one year, respectively.
Amortization expense for the three months ended March 31, 2019 and March 31, 2018 was $0.1 million and $0.1 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,	Estimated Amortization of Purchased Intangible Assets
2019 (remainder thereof)	$210
2020	219
2021	172
2022	136
2023	107
Thereafter	$85
Total	$929

10. Other Liabilities
Other Liabilities includes the following:

	March 31, 2019	December 31, 2018
Loan trailing fee	3,084	3,118
Deferred revenue	839	396
Servicing liabilities	7	12
Deferred income tax liability	334	373
Deferred rent	—	3,408
Restructuring liability	—	2,106
Operating lease liability	20,605	—
Other	1,123	1,216
Total Other Liabilities	$25,992	$10,629
Additionally, disclosures around the operating lease liabilities are included in Note 17.

11. Debt
PWIT Warehouse Line
On January 19, 2018, through a wholly-owned subsidiary, Prosper Warehouse I Trust ("PWIT"), Prosper entered into an agreement (the "Warehouse Agreement") for a committed revolving line of credit (the "PWIT Warehouse Line"). PWIT was deemed a VIE that the Company consolidates because the Company is the primary beneficiary of the VIE. In connection with the Warehouse Agreement, PWIT entered into a security agreement with a bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the PWIT Warehouse Line may only be used to purchase certain unsecured consumer loans and related rights and documents from the Company and to pay fees and expenses related to the PWIT Warehouse Line. Effective June 12, 2018 the Warehouse Agreement was amended. The amendments included increasing the committed line of credit from $100 million to $200 million, extending the term of the Warehouse line (including the final maturity date), amending the monthly unused commitment fee, and reducing the rate at which the PWIT Warehouse Line bears interest.
Under the amended agreement, proceeds of loans made under the PWIT Warehouse Line may be borrowed, repaid, and reborrowed until the earlier of June 12, 2020 and the occurrence of any accelerated amortization event or event of default. Repayment of any outstanding proceeds will be made over the 24 month period ending June 12, 2022, excluding the occurrence of any accelerated amortization event or event of default.
Under the amended agreement, the PWIT Warehouse Line bears interest at a rate of LIBOR plus 3.00% and has an advance rate of 89%. Additionally, the PWIT Warehouse Line bears a monthly unused commitment fee, depending on utilization, of 0.50% or 0.75% per annum on the undrawn portion available under the Warehouse Line.
The Warehouse Agreement contains certain covenants applicable to PWIT, including restrictions on PWIT’s ability to incur indebtedness, pledge assets, merge or consolidate, and enter into certain affiliate transactions. The Warehouse Line also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) convertible preferred stock, (B) total stockholders’ deficit and (C) convertible preferred stock warrant liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and available for sale investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness, and borrower payment dependent Notes, to tangible net worth. As of March 31, 2019, Prosper was in compliance with the covenants under the Warehouse Agreement.
As of March 31, 2019, Prosper had $93.6 million in debt outstanding and accrued interest under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $106.1 million included in Loans Held for Sale, at Fair Value on the condensed consolidated balance sheet. At March 31, 2019 the undrawn portion available under the PWIT Warehouse Line was $106.9 million. Prosper incurred $1.6 million of capitalized debt issuance costs, which will be recognized as interest expense through June 12, 2022.
Prosper has also purchased swaptions to limit our exposure to increases in LIBOR. The swaptions are recorded on the condensed consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments, Net on the condensed consolidated statement of operations. The fair value of the swaptions was not material at March 31, 2019.
PWIIT Warehouse Line
On March 28, 2019, through a wholly-owned subsidiary, Prosper Warehouse II Trust ("PWIIT"), Prosper entered into an agreement (the "PWIIT Warehouse Agreement") for a $300 million committed revolving line of credit (the "PWIIT Warehouse Line" and, together with the PWIT Warehouse Line, the "Warehouse Lines"), with a different national banking association than PWIT. PWIIT was deemed a VIE that the Company consolidates because the Company is the primary beneficiary of the VIE. In connection with the PWIIT Warehouse Agreement, PWIIT entered into a security agreement with a bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the PWIIT Warehouse Line may only be used to purchase certain unsecured consumer loans and related rights and documents from the Company and to pay fees and expenses related to the PWIIT Warehouse Line.
Under the agreement, proceeds of loans made under the PWIIT Warehouse Line may be borrowed, repaid, and reborrowed until the earlier of March 28, 2021 and the occurrence of any accelerated amortization event or event of default. Repayment of any outstanding proceeds will be made over the 24 month period ending March 28, 2023, excluding the occurrence of any accelerated amortization event or event of default.
Under the agreement, the PWIIT Warehouse Line bears interest at a rate of LIBOR or the lender's asset-backed commercial paper rate plus a spread of 2.90%. The spread increases by 0.375% during the first 12 months immediately following the termination of the revolving period with an additional increase of 0.375% one year later. The PWIIT Warehouse Line has an advance rate of 90%. Additionally, the PWIIT Warehouse Line bears a monthly unused commitment fee of 0.50% per annum on the undrawn portion available under the PWIIT Warehouse Line.
The PWIIT Warehouse Agreement contains certain covenants applicable to PWIIT, including restrictions on PWIIT’s ability to incur indebtedness, pledge assets, merge or consolidate, and enter into certain affiliate transactions. The PWIIT Warehouse Line also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) convertible preferred stock, (B) total stockholders’ deficit and (C) convertible preferred stock warrant liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and available for sale investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness, and borrower dependent notes, to tangible net worth. As of March 31, 2019, Prosper was in compliance with the covenants under the PWIIT Warehouse Agreement.

As of March 31, 2019, Prosper had no debt outstanding under the PWIIT Warehouse Line. At March 31, 2019 the undrawn portion available under the PWIIT Warehouse Line was $300 million. Prosper incurred $2.1 million of capitalized debt issuance costs, which will be recognized as interest expense through March 28, 2023.
12. Net Loss Per Share
The weighted average shares used in calculating basic and diluted net loss per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted net loss per share was calculated as follows:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss available to common stockholders for basic and diluted EPS	$(22,714)	$(11,401)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	70,487,006	70,302,910
Basic and diluted net loss per share	$(0.32)	$(0.16)
The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	214,637,925	214,637,925
Stock options issued and outstanding	70,384,625	60,695,848
Unvested stock options exercised	—	6,875
Restricted stock units	—	2,371
Warrants issued and outstanding	1,080,349	1,081,630
Series E-1 convertible preferred stock warrants	35,544,141	35,544,141
Series F convertible preferred stock warrants	177,720,704	177,720,704
Total common stock equivalents excluded from diluted net loss per common share computation	499,367,744	489,689,494

13. Convertible Preferred Stock, Warrant Liability and Stockholders’ Deficit
Convertible Preferred Stock and Warrants
Under PMI’s amended and restated certificate of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of March 31, 2019 are disclosed in the table below (amounts in thousands except share and per share amounts):

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
Conversion
Under the terms of PMI’s amended and restated certificate of incorporation, the holders of preferred stock have the right to convert such preferred stock into common stock at any time. In addition, all preferred stock automatically converts into common stock (i) immediately prior to the closing of an initial public offering that values Prosper at least at $2 billion and that results in aggregate proceeds to Prosper of at least $100 million or (ii) upon a written request from the holders of at least 60% of the voting power of the outstanding preferred stock (on an as-converted basis), provided that (i) the Series A-1 convertible preferred stock shall not be converted without at least 14% of the voting power of the outstanding Series A-1 convertible preferred stock; (ii) the Series D shall not be converted without at least 60% of the voting power of the outstanding Series D; (iii) the Series E-1 and Series E-2 shall not be converted without at least 60% of the voting power of the outstanding Series E-1 and Series E-2, voting together as a single class; (iv) the Series F shall not be converted without at least 60% of the voting power of the outstanding Series F, and (v) the shares of Series G Preferred Stock will not be automatically converted unless the holders of at least 60% of the outstanding shares of Series G Preferred Stock approve such conversion. In addition, if a holder of the Series A convertible preferred stock has converted any of the Series A convertible preferred stock, then all of such holder’s shares of Series A-1 convertible preferred stock also will be converted upon a liquidation event. In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by its Board of Directors. At present, each of the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F and the Series G convertible preferred stock converts into PMI common stock at a 1:1 ratio while the Series A-1 convertible preferred stock converts into common stock at a 1,000,000:1 ratio.
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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as defined in Note 16) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended March 31, 2019, Prosper recognized $2.1 million of expense from the re-measurement of the fair value of the warrants. The income is recorded through change in fair value of convertible preferred stock warrants in the condensed consolidated statement of operations.
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
The Company determined the fair value of the outstanding  Series E-1 Warrants utilizing the following assumptions as of the following dates:

	March 31, 2019	December 31, 2018
Volatility	40%	40%
Risk-free interest rate	2.34%	2.62%
Remaining contractual term (in years)	7.80 years	8.04 years
Dividend yield	—%	—%
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
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 16), PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. For the three months ended March 31, 2019, Prosper recognized $7.9 million of income from the re-measurement of the fair value of the warrants. The income is recorded through change in fair value of convertible preferred stock warrants in the condensed consolidated statement of operations.
To determine the fair value of the Series F Warrants, the Company first determined the value of a share of a Series F convertible preferred stock. To determine the fair value of the convertible preferred stock, the Company first derived the BEV of the Company using valuation methods, including a combination of methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated BEV, the OPM was used to allocate the BEV to the various classes of the Company’s equity, including the Company’s preferred stock. The concluded per share value for the Series F convertible preferred stock warrants utilized the Black-Scholes option pricing model.
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	March 31, 2019	December 31, 2018
Volatility	40%	40%
Risk-free interest rate	2.34%	2.63%
Remaining contractual term (in years)	7.91 years	8.16 years
Dividend yield	—%	—%
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
Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
The combined activity of the Convertible Preferred Stock Warrant Liability for the three months ended March 31, 2019 is as follows (in thousands):

Warrant Activity
Balance at January 1, 2019	$143,679
Warrants Vested	9,747
Change in Fair Value	10,058
Balance at March 31, 2019	$163,484
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, restricted stock units ("RSUs") and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of March 31, 2019, 71,427,230 shares of common stock were issued and 70,491,295 shares of common stock were outstanding. As of December 31, 2018, 71,411,145 shares of common stock were issued and 70,475,210 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the three months ended March 31, 2019, PMI issued 16,085 shares of common stock upon the exercise of vested options for cash proceeds of $4 thousand.

14. Share Based Incentive Plan and Compensation
PMI grants equity awards primarily through its Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by its stockholders on December 1, 2010; and its 2015 Equity Incentive Plan, which was approved by its stockholders on April 7, 2015 and subsequently amended by an Amendment No. 1, Amendment No. 2 and Amendment No. 3, which were approved by PMI's stockholders effective as of February 15, 2016, May 31, 2016, and September 5, 2018 respectively (as amended, the "2015 Plan"). In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms.
As of March 31, 2019, up to 95,183,821 shares of common stock are reserved for issuance under the 2015 Plan, and may be granted to employees, directors, and consultants by PMI’s board of directors and stockholders to promote the success of Prosper’s business. Options generally vest (i) 25% one year from the vesting commencement date and 1/48th per month thereafter, (ii) 50% one year from the vesting date and 1/48th per month thereafter, (iii) 50% two years from the vesting commencement date and 1/48th per month thereafter, or (iv) 1/36th per month from the vesting commencement date. In no event are options exercisable more than 10 years after the date of grant.
At March 31, 2019, there were 26,049,250 shares available for grant under the 2015 Plan and zero shares available for grant under the 2005 Plan.
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
The financial statement impact of the above Repricings was $0.1 million in the three months ended March 31, 2019 and $0.2 million (net of forfeitures) that will be recognized over the remaining weighted average vesting period of 0.6 years.
Early Exercised Stock Options
The balance of stock options that were early exercised under the 2005 Plan as of March 31, 2019 is not material.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the three months ended March 31, 2019 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2019	71,021,698	$0.33
Options exercised – vested	(16,085)	0.22
Options forfeited	(947,722)	0.50
Balance as of March 31, 2019	70,057,891	$0.33
Options vested and expected to vest as of March 31, 2019	57,912,921	0.33
Options vested and exercisable at March 31, 2019	42,422,280	0.26

Other Information Regarding Stock Options
Additional information regarding common stock options outstanding as of March 31, 2019 is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted – Avg. Remaining Life (In years)	Weighted –Avg. Exercise Price	Number Vested	Weighted – Avg. Exercise Price
$0.02 - 0.20	4,156,140	4.79	$0.11	4,156,140	$0.11
0.21 - 0.50	45,150,406	4.81	0.25	31,434,389	0.22
0.51 - 1.13	20,751,345	8.85	0.54	6,831,751	0.54
$0.02 - 1.13	70,057,891	7.94	$0.33	42,422,280	$0.26

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
No option awards were granted during the three months ended March 31, 2019 and March 31, 2018.
Restricted Stock Unit Activity
During the three months ended March 31, 2019, PMI did not grant any RSUs to employees. In previous reporting periods, PMI granted certain employees RSUs that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event.
The following table summarizes the number of PMI’s outstanding RSUs and their weighted-average grant date fair value during the three months ended March 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2019	4,856,141	$0.96
Forfeited	(10,000)	2.18
Unvested - March 31, 2019	4,846,141	$0.96

The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations during the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Origination and servicing	$196	$216
Sales and marketing	83	107
General and administrative	1,335	2,008
Total stock based compensation	$1,614	$2,331

During the three months ended March 31, 2019 and March 31, 2018, Prosper capitalized $0.1 million and $0.1 million, respectively, of stock-based compensation as internal use software and website development costs. As of March 31, 2019, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper’s employees’ unvested stock-based awards was approximately $5.7 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.0 years.
15. Income Taxes
For the three months ended March 31, 2019 and March 31, 2018, Prosper recognized $29 thousand and $10 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the three month periods ended March 31, 2019 and March 31, 2018 due to a full valuation allowance recorded against our deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
16. Consortium Purchase Agreement
On February 27, 2017, Prosper entered into a series of agreements (the "Consortium Purchase Agreement") with a consortium of investors (the "Consortium"), pursuant to which the Consortium has agreed to purchase borrower loans in an aggregate principal amount of up to $5.0 billion (including certain loans purchased by one of the investors prior to the date of the Consortium Purchase Agreement).  PFL will be obligated to offer for purchase minimum monthly volumes of eligible loans to the Consortium, for the Consortium to elect to purchase. The obligation to offer for purchase minimum monthly volumes of eligible loans and the related vesting is scheduled to end on May 31, 2019.
In connection with the Consortium Purchase Agreement, PMI issued to the Consortium three warrants to purchase up to an aggregate 177,720,706 shares of PMI’s Series F Preferred Stock at an exercise price of $0.01 per share (the “Warrant Shares”).
The Consortium’s right to exercise the Series F Warrants is subject to monthly vesting during the term of the Consortium Purchase Agreement based upon the volume of loans the Consortium elects to purchase (if any) in each month, subject to certain cure rights such as offering additional loans for sale in subsequent periods. Pursuant to these cure rights, if the Consortium fails to respond to offers for allocation, purchase or funding, the Consortium can take advantage of a designated period of time to cure such failure. There have been no such failures by the Consortium to date. Under the terms of the Warrant Agreement, the Warrant Shares may also vest in full upon a change of control of PMI, insolvency of PMI or PFL, certain breaches of contract by PMI or PFL that are not cured within a defined cure period and upon the occurrence of certain other events set forth in the Warrant Agreement.
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
The following represents the loans purchased and warrants vested under the Consortium Purchase Agreement:

	Loans Acquired (in thousands)	Warrants Vested
Balance as of December 31, 2018	$3,067,332	154,912,980
Three Months Ended March 31, 2019	88,295	12,692,879
Balance as of March 31, 2019	$3,155,627	167,605,859

In addition to the $3.2 billion above, warrants vested on signing of the Consortium Purchase Agreement were issued to settle certain rebates on $0.3 billion of whole loan purchases by members of the Consortium prior to the signing of the Consortium Purchase Agreement. This $0.3 billion also reduces the up to $5.0 billion aggregate amount under the Consortium Purchase Agreement.
17. Leases
Prosper has operating leases for corporate offices and datacenters. Our leases have remaining lease terms of one year to eight years. Rental expense under operating lease arrangements was $1.3 million and $1.1 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.3 million for the three months ended March 31, 2019.
Operating lease right-of-use ("ROU") assets
The following represents the operating lease right-of-use assets as of March 31, 2019 were as follows:

	March 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$15,846	$752	$15,094
ROU Assets - Other	292	57	$235
Total right-of-use assets subject to amortization	$16,138	$809	$15,329

Lease Liabilities
Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows (in thousands):

Minimum Lease Payments
Remainder of 2019	3,960
2020	5,240
2021	5,134
2022	5,018
2023	1,567
Thereafter	2,546
Total future minimum lease payments	$23,465
Less imputed interest	(2,860)
Total	$20,605

The table below presents future minimum rental payments at December 31, 2018, net of minimum sublease rentals of $5.3 million, for the remaining terms of the operating leases (in thousands):

2019	4,536
2020	4,683
2021	4,456
2022	4,319
2023	847
Thereafter	387
Total future operating lease obligations	$19,228

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows ($ in thousands):

March 31, 2019
Cash paid for operating leases	$1,720
Right of use assets obtained in exchange for new operating lease obligations (1)	$21,630
Weighted Average Remaining Lease Term	4.72 years
Weighted Average Discount Rate	5.53%
(1) Consists of $21.6 million for operating leases existing on January 1, 2019.
18. Commitments and Contingencies
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining nine months of March 31, 2019 is $1.3 million. The minimum fee is $1.7 million for the years 2020 and 2021, and $0.1 million for the year 2022.
Additionally, under the agreement with WebBank, Prosper is required to maintain a minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of March 31, 2019, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper has entered into an agreement with WebBank to purchase $29.9 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2019 and the first business day of the quarter ending June 30, 2019. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2019.

Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at March 31, 2019 is $3.3 billion. Prosper has accrued $0.8 million and $0.9 million as of March 31, 2019 and December 31, 2018, respectively, in regard to this obligation.
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
SEC Inquiry
In April 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to Note investors. The Company was advised by the SEC that it was investigating whether violations of federal securities laws had occurred in connection with the error. On April 19, 2019, the SEC accepted an offer of settlement from PFL to resolve the matter. Under the settlement, the SEC alleged a violation of Section 17(a)(2) of the Securities Act and ordered PFL to cease and desist from any future violations of that provision. PFL neither admitted nor denied any wrongdoing, and agreed to pay a civil monetary penalty of $3.0 million. The SEC credited PFL’s prompt remedial acts in response to the error and the Company’s cooperation with the SEC staff during the investigation.
The penalty of $3.0 million has been accrued as of March 31, 2019 in Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet and in Other Expenses, Net on the Consolidated Statement of Operations. This penalty was paid in full in April 2019.

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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three months ended March 31, 2019 and March 31, 2018, as well as the Notes and Borrower Loans outstanding as of March 31, 2019 and December 31, 2018 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased Three Months Ended March 31,		Interest Earned on Notes and Borrower Loans Three Months Ended March 31,
Related Party	2019	2018	2019	2018
Executive officers and management	$6	$11	$1	$1
Directors (excluding executive officers and management)	109	101	12	11
Total	$115	$112	$13	$12

	Notes balance as of
Related Party	March 31, 2019	December 31, 2018
Executive officers and management	$33	$32
Directors (excluding executive officers and management)	586	569
	$619	$601

20. Significant Concentrations
Prosper is dependent on third party funding sources such as banks, asset managers, and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the three months ended March 31, 2019, two parties purchased 15% and 14% of such loans, respectively. This compares to 45% for the largest purchasing party for the three months ended March 31, 2018. Further, a significant portion of our business is dependent on funding through the Whole Loan Channel, through which 93% and 93% of Borrower Loans were originated in the three months ended March 31, 2019 and March 31, 2018, respectively.
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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	March 31, 2019	December 31, 2018
Assets
Cash and Cash Equivalents	$13,216	$11,163
Restricted Cash	123,305	136,018
Borrower Loans Receivable at Fair Value	259,899	263,522
Related Party Receivable	174	—
Property and Equipment, Net	6,272	6,426
Servicing Assets	15,174	15,550
Other Assets	428	323
Total Assets	$418,468	$433,002
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$5,342	$4,690
Payable to Related Party	—	1,283
Payable to Investors	117,526	127,253
Notes at Fair Value	258,722	264,003
Other Liabilities	4,342	4,528
Total Liabilities	385,932	401,757
Member's Equity
Member's Equity	24,904	24,904
Retained Earnings	7,632	6,341
Total Member's Equity	$32,536	$31,245
Total Liabilities and Member's Equity	$418,468	$433,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$16,975	$23,783
Servicing Fees, Net	6,645	6,812
Gain (Loss) on Sale of Borrower Loans	(6,827)	(11,574)
Other Revenue	57	63
Total Operating Revenues	16,850	19,084
Interest Income on Borrower Loans	10,331	10,951
Interest Expense on Notes	(9,649)	(10,211)
Net Interest Income	682	740
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(87)	(109)
Total Net Revenue	17,445	19,715
Expenses
Administration Fee - Related Party	14,991	17,887
Servicing	1,067	1,814
General and Administrative	96	183
Total Expenses	16,154	19,884
Total Net Income (Loss)	$1,291	$(169)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity
(amounts in thousands)

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2018	$24,904	$5,462	$30,366
Net Income	$—	$(169)	$(169)
Balance as of March 31, 2018	$24,904	$5,293	$30,197

Balance as of January 1, 2019	$24,904	$6,341	$31,245
Net Income	$—	$1,291	$1,291
Balance as of March 31, 2019	$24,904	$7,632	$32,536

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$1,291	$(169)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	87	109
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(516)	(411)
Gain on Sale of Borrower Loans	(2,966)	(3,695)
Change in Fair Value of Servicing Rights	3,337	3,253
Depreciation and Amortization	1,097	1,578
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(490,855)	(595,199)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	490,855	595,207
Other Assets	(105)	(53)
Accounts Payable and Accrued Liabilities	(2,348)	194
Payable to Investors	(9,727)	18,745
Net Related Party Receivable/Payable	(802)	1,055
Other Liabilities	2,819	345
Net Cash (Used in) Provided by Operating Activities	(7,833)	20,959
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(44,223)	(46,276)
Principal Payment of Borrower Loans Held at Fair Value	42,172	46,023
Purchases of Property and Equipment	(1,598)	(499)
Net Cash Used in Investing Activities	(3,649)	(752)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	44,939	46,225
Payments of Notes Held at Fair Value	(44,117)	(47,102)
Net Cash (Used in) Provided by Financing Activities	822	(877)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(10,660)	19,330
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	147,181	148,315
Cash, Cash Equivalents and Restricted Cash at End of the Period	$136,521	$167,645
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$10,250	$10,758
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$446	(163)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Prosper Funding LLC (“PFL”) was formed in the state of Delaware on February 17, 2012 as a limited liability company with the sole equity member being Prosper Marketplace, Inc. (“PMI”). Except as the context otherwise requires, as used in these Notes to the condensed consolidated financial statements of Prosper Funding LLC, “Prosper Funding,” “we,” “us,” and “our” refers to PFL and its wholly owned subsidiaries, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, and Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. PAH was dissolved on November 28, 2018. As a result, references to Prosper Funding do not include PAH for periods subsequent to the year ended December 31, 2018.
The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
Prosper Funding did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2019 and March 31, 2018.
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
2. Significant Accounting Policies
Prosper Funding's significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no changes to these accounting policies during the first three months of 2019.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown in the consolidated statements of cash flows:

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and Cash Equivalents	$13,216	11,163	$9,978	$8,223
Restricted Cash	123,305	136,018	157,667	140,092
Total Cash, Cash Equivalents and Restricted Cash show in the consolidated statements of cash flows	$136,521	$147,181	$167,645	$148,315
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
No accounting standards were adopted in the current period for Prosper Funding LLC.
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
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Property and equipment:
Internal-use software and web site development costs	$23,395	$22,505
Less accumulated depreciation and amortization	(17,123)	(16,079)
Total property and equipment, net	$6,272	$6,426
Depreciation expense for the three months ended March 31, 2019 and March 31, 2018 was $1.1 million and $1.6 million, respectively.

4. Borrower Loans and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of March 31, 2019 and December 31, 2018, are presented in the following table (in thousands):

	Borrower Loans		Notes
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Aggregate principal balance outstanding	$264,362	$269,093	$(265,961)	$(272,430)
Fair value adjustments	(4,463)	(5,571)	7,239	8,427
Fair value	$259,899	$263,522	$(258,722)	$(264,003)

At March 31, 2019, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92% and had various maturity dates through March 2024. At December 31, 2018, outstanding Borrower Loans had original maturities of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through December 2023.
Within the change in fair value of Borrower Loans, Prosper Funding recorded a loss of approximately $0.2 million that is attributable to changes in the credit risks related to Borrower Loans during the three months ended March 31, 2019.
As of March 31, 2019, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.4 million and a fair value of $0.9 million. As of December 31, 2018, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.5 million and a fair value of $1.1 million. Prosper Funding places loans on non-accrual status when they are over 120 days past due. As of March 31, 2019 and December 31, 2018, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.3 million, respectively.
5. Loan Servicing Assets and Liabilities
Prosper Funding accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total losses recognized on the sale of such Borrower Loans were a loss of $6.8 million and $11.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively.
As of March 31, 2019, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.6 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through March 2024. At December 31, 2018, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through December 2023.
$10.8 million and $10.6 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the three months ended March 31, 2019 and March 31, 2018, respectively.
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
6. Income Taxes
Prosper Funding incurred no income tax provision for the three months ended March 31, 2019 and March 31, 2018. Prosper Funding is a US disregarded entity and its income and loss is included in the return of its parent, PMI. Since PMI is in a loss position, is not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$259,899	$259,899
Servicing Assets	—	—	15,174	15,174
Total Assets	—	—	275,073	275,073
Liabilities:
Notes	$—	$—	$258,722	$258,722
Servicing Liabilities	—	—	7	7
Loan Trailing Fee Liability	—	—	3,084	3,084
Total Liabilities	$—	$—	$261,813	$261,813

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$263,522	$263,522
Servicing Assets	—	—	15,550	15,550
Total Assets	—	—	279,072	279,072
Liabilities:
Notes	$—	$—	$264,003	$264,003
Servicing Liabilities	—	—	12	12
Loan Trailing Fee Liability	—	—	3,118	3,118
Total Liabilities	$—	$—	$267,133	$267,133

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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s level 3 fair value measurements at March 31, 2019 and December 31, 2018:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	March 31, 2019	December 31, 2018
Discount rate	4.8% - 12.9%	4.7% - 13.8%
Default rate	1.9% - 16.4%	2.0% - 15.8%
Servicing Assets and Liabilities:

Range
Unobservable Input	March 31, 2019	December 31, 2018
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.5% - 17.4%	1.6% - 16.7%
Prepayment rate	16.0% - 25.9%	15.5% - 25.1%
Market servicing rate	0.625%	0.625%

Loan Trailing Fee Liability:

Range
Unobservable Input	March 31, 2019	December 31, 2018
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.5% - 17.4%	1.6% - 16.7%
Prepayment rate	16.0% - 25.9%	15.5% - 25.1%
The changes in the Borrower Loans, Loans Held for Sale and Notes, which are level 3 assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2019	$263,522	$(264,003)	$—	$(481)
Originations	44,223	(44,939)	490,855	490,139
Principal repayments	(41,198)	44,117	—	2,919
Borrower Loans sold to third parties	(974)	—	(490,855)	(491,829)
Other changes	(85)	601	—	516
Change in fair value	(5,589)	5,502	—	(87)
Balance at March 31, 2019	$259,899	$(258,722)	$—	$1,177

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2018	$293,005	$(293,948)	$49	$(894)
Originations	46,276	(46,225)	595,199	595,250
Principal repayments	(44,957)	47,102	(8)	2,137
Borrower Loans sold to third parties	(1,066)	—	(595,199)	(596,265)
Other changes	(136)	547	—	411
Change in fair value	(7,538)	7,429	—	(109)
Balance at March 31, 2018	$285,584	$(285,095)	$41	$530

The following table presents additional information about level 3 servicing assets recorded at fair value (in thousands):

Servicing Assets
Fair Value at January 1, 2019	15,550
Additions	2,966
Less: Changes in fair value	(3,342)
Fair Value at March 31, 2019	15,174

Servicing Assets
Fair Value at January 1, 2018	14,598
Additions	3,695
Less: Changes in fair value	(3,270)
Fair Value at March 31, 2018	15,023

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
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2019	3,118
Issuances	566
Cash payment of Loan Trailing Fee	(658)
Change in fair value	58
Fair Value at March 31, 2019	3,084
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at March 31, 2019 for Borrower Loans, Loans Held for Sale and Notes funded are presented in the following table (in thousands, except percentages):

	Borrower Loans		Notes
Fair Value at March 31, 2019	$259,899		$258,722
Discount rate assumption:	7.97%	*	7.97%	*
Resulting fair value from:
100 basis point increase	$257,437		$252,907
200 basis point increase	255,033		250,542
Resulting fair value from:
100 basis point decrease	$262,422		$257,813
200 basis point decrease	265,009		260,358
Default rate assumption:	12.68%	*	12.68%	*
Resulting fair value from:
100 basis point increase	$256,777		$252,246
200 basis point increase	253,735		249,243
Resulting fair value from:
100 basis point decrease	$263,089		$258,479
200 basis point decrease	266,290		261,640
* Represents weighted average assumptions considering all credit grades.

The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets, calculated using different market servicing rates and different default rates as of March 31, 2019 (in thousands, except percentages).

Servicing Assets
Fair Value at March 31, 2019	$15,174
Market servicing rate assumptions	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	14,242
Market servicing rate decrease to 0.60%	16,105
Weighted average prepayment assumptions	20.41%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	14,992
Applying a 0.9 multiplier to prepayment rate	15,358
Weighted average default assumptions	12.17%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	14,999
Applying a 0.9 multiplier to default rate	15,352
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
8. Commitments and Contingencies
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining nine months of March 31, 2019 is $1.3 million. The minimum fee is $1.7 million for the years 2020 and 2021, and the minimum fee is $0.1 million for the year 2022. Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of March 31, 2019, the Company was in compliance with the covenant.
Loan Purchase Commitments
Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $29.9 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2019 and first business day of the quarter ending June 30, 2019. Prosper Funding will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2019.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper Funding and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of March 31, 2019 is $3.6 billion. Prosper Funding had accrued $0.8 million and $0.9 million as of March 31, 2019 and December 31, 2018, respectively, in regard to this obligation.
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
SEC Inquiry
In April 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to Note investors. The Company was advised by the SEC that it was investigating whether violations of federal securities laws had occurred in connection with the error. On April 19, 2019, the SEC accepted an offer of settlement from PFL to resolve the matter. Under the settlement, the SEC alleged a violation of Section 17(a)(2) of the Securities Act and ordered PFL to cease and desist from any future violations of that provision. PFL neither admitted nor denied any wrongdoing, and agreed to pay a civil monetary penalty of $3 million. The SEC credited PFL’s prompt remedial acts in response to the error and the Company’s cooperation with the SEC staff during the investigation.
The proposed penalty of $3.0 million has been accrued as of March 31, 2019 in Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet and in Other Expenses, Net on the Consolidated Statement of Operations. This penalty was paid in full in April 2019.
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
Prosper Funding’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be related parties of Prosper Funding as of March 31, 2019 and December 31, 2018 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Three Months Ended March 31,		Three Months Ended March 31,
Related Party	2019	2018	2019	2018
Executive officers and management	$6	$11	$1	$1
Directors (excluding executive officers and management)	—	—	—	—
Total	$6	$11	$1	$1

	Note and Borrower Loan Balance as of
Related Party	March 31, 2019	December 31, 2018
Executive officers and management	$33	$32
Directors (excluding executive officers and management)	—	—
	$33	$32

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PROSPER MARKETPLACE, INC.
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks, and assumptions associated with these statements. This discussion should be read in conjunction with Prosper’s historical condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” sections and elsewhere in this Quarterly Report on Form 10-Q and Prosper’s Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
Prosper is a pioneer of online marketplace lending that connects borrowers and investors. Our goal is to enable borrowers to access credit at affordable rates and provide investors with attractive risk-adjusted rates of return.
We believe our online marketplace model has key advantages relative to traditional bank lending, including (i) an innovative marketplace model that efficiently connects qualified supply and demand of capital, (ii) online operations that substantially reduce the need for physical infrastructure and improve convenience, and (iii) data and technology-driven automation that increases efficiency and improves the borrower and investor experience. We do not operate physical branches or incur expenses related to that infrastructure; instead, we use data and technology to drive automation and efficiency in our operations. As part of operating our marketplace, we verify the identity of borrowers and assess borrowers’ credit risk profile using a combination of public and proprietary data. Our proprietary technology automates several loan origination and servicing functions, including portions of the borrower application process, data gathering, credit scoring, loan funding, investing and servicing, regulatory compliance and fraud detection.
During the year ended December 31, 2018, our marketplace facilitated $2.8 billion in Borrower Loan originations, of which $2.7 billion were funded through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period. From inception through March 31, 2019, our marketplace facilitated $14.6 billion in Borrower Loan originations, of which $13.0 billion were funded through our Whole Loan Channel, representing 89% of the total Borrower Loans originated through our marketplace during this period. In the three months ended March 31, 2019, our marketplace facilitated $598 million in Borrower Loan originations, a decrease of 20% from the same period in 2018.
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

Results of Operations
Key Operating and Financial Metrics (in thousands)

	Three Months Ended March 31,
	2019	2018
Loan Originations	$598,197	$744,127
Transaction Fees, Net	26,294	31,354
Whole Loans Outstanding (1)	3,649,839	3,746,979
Servicing Fees, Net	6,202	7,184
Total Net Revenue	30,077	30,450
Core Revenue (2)	39,824	45,729
Net Loss	(22,714)	(11,401)
Adjusted EBITDA (2)	357	4,520
(1) Balance as of March 31.
(2) Core Revenue and Adjusted EBITDA are non-GAAP Financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable US GAAP measure, see “Non-GAAP Financial Measures.”
Overview
The following tables summarize Prosper’s net loss for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Total Net Revenue	$30,077	$30,450	(373)	(1)%
Total Expenses	52,762	41,841	10,921	26%
Net Loss Before Taxes	(22,685)	(11,391)	(11,294)	99%
Income Tax Expense	29	10	19	190%
Net Loss	$(22,714)	$(11,401)	(11,313)	99%

Total net revenue for the three months ended March 31, 2019 decreased $0.4 million, or 1%, when compared to the three months ended March 31, 2018, primarily due to fewer Borrower Loan originations, which decreased 20% on a dollar basis in light of credit tightening actions and borrower rate increases to meet investor return expectations. This was offset by a decrease in the fair value of warrants vested on the sale of borrower loans due to fewer warrants vesting during the period. Total expenses for the three months ended March 31, 2019 increased $10.9 million, a 26% increase from the three months ended March 31, 2018, primarily due to an increase in the fair value of the preferred stock warrant liability of $10.1 million in the three months ended March 31, 2019 compared to a $4.6 million decrease in the three months ended March 31, 2018. Net loss for the three months ended March 31, 2019 increased $11.3 million, primarily due to the increase in expenses explained above.
Origination Volume
From inception through March 31, 2019, a total of 1,138,922 Borrower Loans totaling $14.6 billion were originated through Prosper’s marketplace.
During the quarter ended March 31, 2019, 43,133 Borrower Loans totaling $598.2 million were originated through Prosper’s marketplace, compared to 53,009 Borrower Loans totaling $744.1 million during the quarter ended March 31, 2018. This represented a decrease of 19% in terms of the number of loans and a 20% decrease in the dollar amount of loans. The origination decrease experienced during the quarter ended March 31, 2019 versus the quarter ended March 31, 2018 was due to the impact of credit tightening actions and borrower rate increases to meet investor return expectations.
Loan origination volume by Prosper Rating was as follows (in millions):

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
AA	$83.7	14%	$96.4	13%
A	143.6	24%	130.8	18%
B	161.1	27%	178.5	24%
C	138.7	23%	204.1	27%
D	52.6	9%	89.3	12%
E	13.8	2%	36.7	5%
HR	4.7	1%	8.3	1%
Total	$598.2		$744.1

During the three and three months ended March 31, 2019, the mix of originations on the Prosper platform was relatively lower risk when compared to the three months ended March 31, 2018, as Prosper tightened its credit underwriting to reduce borrower defaults across its platform after March 31, 2018.
Revenue
The following tables summarize Prosper’s revenue for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$26,294	$31,354	(5,060)	(16)%
Servicing Fees, Net	6,202	7,184	(982)	(14)%
Gain (Loss) on Sale of Borrower Loans	2,697	3,350	(653)	(19)%
Fair Value of Warrants Vested on the Sale of Borrower Loans	(9,747)	(15,279)	5,532	(36)%
Other Revenue	1,036	1,352	(316)	(23)%
Total Operating Revenues	26,482	27,961	(1,479)	(5)%
Interest Income
Interest Income on Borrower Loans	18,428	12,360	6,068	49%
Interest Expense on Notes and Warehouse Line	(13,120)	(10,729)	(2,391)	22%
Net Interest Income	5,308	1,631	3,677	225%
Change in Fair Value of Financial Instruments, Net	(1,713)	858	(2,571)	(300)%
Total Net Revenue	30,077	30,450	(373)	(1)%
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
Transaction fees decreased primarily due to lower origination volume through Prosper’s marketplace during the three months ended March 31, 2019, which was offset by a higher average transaction fee, which was 4.40% and 4.21% of the principal amount of originated loans facilitated through Prosper’s marketplace for the three months ended March 31, 2019 and 2018, respectively. The increase in the average transaction fee was due to an increase to the transaction fee rate for certain Prosper ratings that was effective in the second quarter of 2018 that impacted a portion of the loans originated on the platform during the three months ended March 31, 2019.

Servicing Fees, Net
Prosper earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates us for the costs we incur in servicing the Borrower Loans, including managing payments from borrowers and payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The decrease in servicing fees during the three months ended March 31, 2019 was due to a decrease in the overall whole loan balance as compared to the three months ended March 31, 2018.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains and losses on Borrower Loans sold through the Whole Loan Channel. The decrease during the three months ended March 31, 2019 was due to a decrease in loans being originated through the platform as described above.
Fair Value of Warrants Vested on the Sale of Borrower Loans
Fair Value of Warrants Vested on the Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vest when the Consortium purchases whole loans under the Consortium Purchase Agreement that was signed in February 2017. The decrease of $5.5 million for the three months ended March 31, 2019 is primarily due to fewer warrants vesting and a lower per warrant value of the warrants that vested during the three months ended March 31, 2019.
Other Revenue
Other Revenue consists primarily of credit referral fees and securitization fees. Credit referral fees are where partner companies pay us an agreed upon amount for referrals of customers from our website. Securitization fees represent fees Prosper earns to facilitate securitizations for purchasers of borrower loans. The change for three months ended March 31, 2019 was not significant.
Interest Income on Borrower Loans and Interest Expense on Notes, Certificates Issued by Securitization Trust and Warehouse Lines
Prosper recognizes interest income on Borrower Loans using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding Notes based on the contractual interest rates. The interest rate charged on the Borrower Loans is generally 1% higher than the corresponding interest rate on the Note-to compensate us for servicing the Borrower Loans. The increase during the three months ended March 31, 2019 was due to the net interest earned on the Borrower Loans purchased by Prosper with funding from the Warehouse Line and the securitization completed during the three months ended March 31, 2019.
Change in Fair Value of Financial Instruments, Net
Prosper records the fair value of Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust at fair value. Fair value is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans, Loans Held for Sale and Notes include default rates derived from historical performance, and discount rates. Loans held for sale are valued using the same approach as the Borrower Loans held at fair value.
For the three months ended March 31, 2019, the change in fair value of Financial Instruments, Net moved to a loss as a result of an increase in the balances of Loans Held for Sale and Borrower Loans and the related chargeoffs that are incurred by holding such loans.

Expenses
The following tables summarize Prosper’s expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Expenses
Origination and Servicing	$8,161	$8,821	(660)	(7)%
Sales and Marketing	16,341	18,828	(2,487)	(13)%
General and Administrative - Research and Development	4,456	4,268	188	4%
General and Administrative - Other	14,312	14,447	(135)	(1)%
Change in Fair Value of Convertible Preferred Stock Warrants	10,058	(4,604)	14,662	(318)%
Restructuring Charges	82	323	(241)	(75)%
Other Expenses (Income), Net	(648)	(242)	(406)	168%
Total Expenses	$52,762	$41,841	$10,921	26%

As of March 31, 2019, Prosper had 416 full-time employees compared to 385 full-time employees as of March 31, 2018. The following table reflects full-time employees as of March 31, 2019 and 2018 by department:

	March 31, 2019	March 31, 2018
Origination and Servicing	163	166
Sales and Marketing	17	12
General and Administrative - Research and Development	97	87
General and Administrative - Other	139	120
Total Headcount	416	385

Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits, and stock-based compensation expense related to Prosper’s credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The decrease in the three months ending March 31, 2019 was due to a $0.4 million decrease in amortization for internal use software and a $0.5 million decrease in outsourced services.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing, as well as the compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended March 31, 2019, the decrease was driven by a $5.6 million or 52% decrease in direct mailing costs as Prosper decreased the volume of its direct mail campaigns. The decrease was offset by a $2.4 million, or 49%, increase in partnership costs as Prosper significantly increased partnership activities.
Research and Development
Research and Development costs consist primarily of salaries, benefits, and stock-based compensation expense related to engineering and product development employees and related vendor costs. The increase during the three months ended March 31, 2019 was due to a $0.2 million increase in outside contractors. Prosper capitalized internal-use software and website development costs in the amount of $2.1 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively.
General and Administrative
General and Administrative expenses consists primarily of salaries, benefits, and stock-based compensation expense related to accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expense. The decrease for the three months ended March 31, 2019 was not significant.
Changes in the Fair Value of Convertible Preferred Stock Warrants
Changes in the Fair Value of Convertible Preferred Stock Warrants moved to a loss in the three months ended March 31, 2019 due to a increase in the fair value of the underlying convertible preferred stock.

Restructuring Charges
Restructuring costs consist of personnel and facilities related costs related to the strategic restructuring of the business that Prosper announced on May 3, 2016. For the three months ended March 31, 2019 and 2018, the expenses relate to adjustments to the existing liabilities.
Other Expenses (Income)
Other Expenses (Income) includes interest income. The increase for the three months ended March 31, 2019 was not significant.
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
The Fair Value of Warrants Vested on the Sale of Borrower Loans relates to the Consortium Purchase Agreement. This agreement is set to expire in May 2019 and Prosper currently does not expect to sign a similar agreement to replace it. As a result we believe that providing the Core Revenue metric that excludes the impact of our Fair Value of Warrants Vested on Sale of Borrower Loans is useful to investors.
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
Because of these limitations, you should consider Core Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with US GAAP. The following table presents a reconciliation of Total Net Revenue to Core Revenue for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Total Net Revenue	$30,077	$30,450
Less: Fair Value of Warrants Vested on Sale of Borrower Loans	(9,747)	(15,279)
Core Revenue	$39,824	$45,729

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
The following table presents a reconciliation of Net Loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Loss	$(22,714)	$(11,401)
Fair Value of Warrants Vested on Sale of Borrower Loans	9,747	15,279
Depreciation expense:
Servicing and Origination	1,146	1,578
General & Administration - Other	654	1,136
Amortization of Intangibles	70	112
Stock-Based Compensation	1,614	2,331
Restructuring Charges	82	323
Change in the Fair Value of Warrants	10,058	(4,604)
Interest Income on Available for Sale Securities, Cash and Cash Equivalents	(329)	(244)
Income Tax Expense	29	10
Adjusted EBITDA	$357	$4,520

Expenses on the condensed consolidated statement of operations include the following amount of stock based compensation for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Origination and servicing	196	216
Sales and marketing	83	107
General and administrative	1,335	2,008
Total stock based compensation	$1,614	$2,331

Liquidity and Capital Resources
We currently anticipate that our available funds, Warehouse Lines, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
The following table summarizes Prosper’s cash flow activities for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Loss	$(22,714)	$(11,401)
Net cash provided by (used in) by operating activities	(31,622)	(60,833)
Net cash (used in) provided by investing activities	16,110	3,885
Net cash provided by financing activities	21,439	69,859
Net increase in cash, cash equivalents and restricted cash	5,927	12,911
Cash, cash equivalents and restricted cash at the beginning of the period	207,059	198,463
Cash, cash equivalents and restricted cash at the end of the period	$212,986	$211,374
Cash, cash equivalents and restricted cash ("net cash") increased for the three months ended March 31, 2019 primarily due to the $31.8 million provided by the Warehouse Line and $3.9 million of net income, net of non-cash items and net maturity of $18.0 million in available for sale securities. This is offset by the $9.9 million in less cash held on the platform by investors that is classified as restricted cash, the $25.3 million of net purchases of borrower loans by Prosper and the $2.8 million of purchases of property and equipment. Net cash provided by financing activities primarily represents proceeds from the Warehouse Lines, the issuance and payments of Notes and payments related to the securitization.
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
Critical Accounting Policies

Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to these critical accounting estimates during the first three months of 2019.

PROSPER FUNDING LLC
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with Prosper Funding’s historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper Funding’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” sections and elsewhere in this Quarterly Report on Form 10-Q and Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Results of Operations
Overview
The following table summarizes Prosper Funding’s net income for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Total Net Revenue	$17,445	$19,715	$(2,270)	(12)%
Total Expenses	16,154	19,884	(3,730)	(19)%
Net Income (Loss)	$1,291	$(169)	$1,460	(864)%

Total net revenue for the three months ended March 31, 2019 decreased $2.3 million, a 12% decrease from the three months ended March 31, 2018, primarily due to the decreased number of loan listings on the marketplace during the quarter, which resulted in decreased administration fee revenue for the listing driven portion of the administration fee. Total expenses for the three months ended March 31, 2019 decreased $3.7 million, a 19% decrease from the three months ended March 31, 2018, primarily due to lower corporate administration fees related to the origination driven portion during the current quarter.

Revenue
The following tables summarize Prosper Funding’s revenue for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$16,975	$23,783	(6,808)	(29)%
Servicing Fees, Net	6,645	6,812	(167)	(2)%
Gain (Loss) on Sale of Borrower Loans	(6,827)	(11,574)	4,747	(41)%
Other Revenue	57	63	(6)	(10)%
Total Operating Revenues	16,850	19,084	(2,234)	(12)%
Interest Income on Borrower Loans	10,331	10,951	(620)	(6)%
Interest Expense on Notes	(9,649)	(10,211)	562	(6)%
Net Interest Income	682	740	(58)	(8)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(87)	(109)	22	(20)%
Total Net Revenue	$17,445	$19,715	(2,270)	(12)%

Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay PFL a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a rebates fee based on rebates given to investors as an incentive to purchase Borrower Loans from PFL. The decrease in revenue for the three months ended March 31, 2019 was the result of a decrease in license fees owing to fewer loan listings being generated on the marketplace during that period, as well as a decrease in the rebate fee due to a decrease in the rebates given under the Consortium Agreement.
Servicing Fees, Net
Prosper Funding earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates Prosper Funding for the costs it incurs in servicing these Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The decreases in servicing fees were due to a lower outstanding Borrower Loan balance in the servicing pool.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains (losses) on Borrower Loans sold through the Whole Loan Channel. The loss for the three months ended March 31, 2019 decreased $4.7 million due to a $6.1 million decrease in rebates primarily due losses from warrants issued by PMI to the Consortium.
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
The following table summarizes the fair value adjustments for the three month periods ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended March 31,
	2019	2018
Borrower Loans	$(5,589)	$(7,538)
Loans Held for Sale	—	—
Notes	5,502	7,429
Total	$(87)	$(109)
Expenses
The following tables summarize Prosper Funding’s expenses for the three month period ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$14,991	$17,887	(2,896)	(16)%
Servicing	1,067	1,814	(747)	(41)%
General and Administrative	96	183	(87)	(48)%
Total Expenses	$16,154	$19,884	(3,730)	(19)%

Administration Fee Expense - Related Party
Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, PFL is required to pay PMI a corporate administration fee, a fee for each Borrower Loan originated through the marketplace, a proportion of all servicing fees collected by or on behalf of PFL, and all nonsufficient funds fees collected by or on behalf of Prosper Funding.  The decrease in fees for the three months ended March 31, 2019 was due to the decreased origination volume of Borrower Loans.
Servicing
Servicing costs consists primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The decrease for the three months ended March 31, 2019 was primarily due to a decrease in amortization of internal use software.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. The decrease for the three months ended March 31, 2019 was not significant.
Liquidity and Capital Resources
We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.

The following table summarizes Prosper Funding’s cash flow activities for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Income	$1,291	$(169)
Net cash provided by (used in) operating activities	(7,833)	$20,959
Net cash used in investing activities	(3,649)	(752)
Net cash (used in) provided by financing activities	822	(877)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,660)	19,330
Cash, cash equivalents and restricted cash at the beginning of the period	147,181	148,315
Cash, cash equivalents and restricted cash at the end of the period	$136,521	$167,645

The net decrease in cash, cash equivalents and restricted cash for the three months ended March 31, 2019, is primarily due to the net $9.7 million less cash held on the platform by investors that is classified as restricted cash. Net cash used in investing activities primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.
Income Taxes
Prosper Funding incurred no income tax expense for the three months ended March 31, 2019 and 2018. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of March 31, 2019, Prosper Funding has not engaged in any off-balance sheet financing activities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk
Prosper Marketplace, Inc.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Borrower Loans classified as held for sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Borrower Loans held on our balance sheet. The Company’s future investment income may fall short of expectations, or the Company may suffer a loss in principal if the Company is forced to sell Borrower Loans, which have declined in market value due to changes in interest rates as stated above. Changes in the market value of Borrower Loans classified as held for sale are recorded through the Statement of Operations. The fair value of Borrower Loans which are held on our balance sheet as held for sale is $106.6 million as of March 31, 2019.
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

The Company is also exposed to variable interest rate risk under the debt from the PWIT Warehouse Line, which had an outstanding balance of $93.6 million as of March 31, 2019. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently out of the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
Prosper had cash and cash equivalents of $64.2 million as of March 31, 2019, and $57.9 million as of December 31, 2018. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the cash and cash equivalents.
Interest Rate Sensitivity
Prosper holds available for sale investments. The fair value of Prosper’s available for sale investment portfolio was $4.3 million and $22.2 million as of March 31, 2019 and December 31, 2018, respectively. These investments consisted of U.S. Treasury Bills, and U.S. Treasury securities. To mitigate the risk of loss, Prosper’s investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, Prosper limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on Prosper’s available for sale investments and the market value of those investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $14 thousand in the fair value of Prosper’s available for sale investments as of March 31, 2019, and of approximately $40 thousand in the fair value of Prosper’s available for sale investments as of December 31, 2018. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $14 thousand in the fair value of Prosper’s available for sale investments as of March 31, 2019, and of approximately $40 thousand in the fair value of Prosper’s available for sale investments as of December 31, 2018. Any realized gains or losses resulting from such interest rate changes would only be recorded if Prosper sold the investments prior to maturity and the investments were not considered other-than-temporarily impaired.
Prosper’s investment in Borrower Loans held for sale was $106.6 million and $183.8 million as of March 31, 2019 and December 31, 2018, respectively. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.0 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of March 31, 2019, and of approximately $1.8 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of December 31, 2018. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $1.0 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of March 31, 2019, and of approximately $1.8 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of December 31, 2018. Any realized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans on our balance sheet.
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
Prosper Funding had cash and cash equivalents of $13.2 million as of March 31, 2019, and $11.2 million as of December 31, 2018. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of March 31, 2019. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In April 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to Note investors. The Company was advised by the SEC that it was investigating whether violations of federal securities laws had occurred in connection with the error. On April 19, 2019, the SEC accepted an offer of settlement from PFL to resolve the matter. Under the settlement, the SEC alleged a violation of Section 17(a)(2) of the Securities Act and ordered PFL to cease and desist from any future violations of that provision. PFL neither admitted nor denied any wrongdoing, and agreed to pay a civil monetary penalty of $3.0 million. The SEC credited PFL’s prompt remedial acts in response to the error and the Company’s cooperation with the SEC staff during the investigation.
This Item should be read in conjunction with the disclosures contained in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 1A. Risk Factors
You should carefully consider all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018.

RISKS RELATED TO PFL AND PMI, OUR MARKETPLACE AND OUR ABILITY TO SERVICE THE NOTES

We have experienced errors on our platform that have resulted in incorrect reporting of performance returns to Note investors. If we are unable to prevent the reoccurrence of similar errors, investors could be adversely impacted.
In April 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to Note investors, which resulted from errors in the code forming part of our calculation framework. On average, the error resulted in Note investors being shown annualized net return information that was approximately 260 basis points higher than the actual performance of Notes in their accounts. The error did not affect any other part of Note investors’ accounts, nor did it affect any other aspects of the platform, including the receipt and distribution of loan payments, deposits, monthly statements or tax documentation, or the Note and loan level information provided to investors. Following an SEC investigation, the Company and the SEC came to a settlement to resolve the matter on April 19, 2019. Under the settlement, the SEC alleged a negligence-based violation of Section 17(a)(2) of the Securities Act and ordered PFL to cease and desist from any future violations of that provision. PFL neither admitted nor denied any wrongdoing, and agreed to pay a civil monetary penalty of $3.0 million.
The error reveals a risk associated with the complex programs, algorithms and inputs that support our platform. We depend on these programs, algorithms and inputs to store, retrieve, process and manage data, as well as to provide marketplace features such as our credit assessments and underwriting, the Prosper Rating, historical returns, and individual Note, Note portfolio and platform-wide performance data. Errors or other design defects within these programs, algorithms and inputs may result in a negative experience for borrowers and investors, delay introductions of new features or enhancements, or impact the information displayed on our website. They could also result in negative publicity and unfavorable media coverage, harm to our reputation, litigation, regulatory inquiries or proceedings, loss of or damage to our relationships with borrowers or investors, or loss of revenue or liability for damages, any of which could adversely affect our business and financial results.
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

4.6	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

10.1	Third Amendment to Asset Sale Agreement, dated February 1, 2019, between Prosper Funding LLC and WebBank.

10.2	Third Amendment to Marketing Agreement, dated February 1, 2019, between Prosper Marketplace, Inc. and WebBank. (2)

10.3	First Amendment to Stand By Purchase Agreement, dated February 1, 2019, between Prosper Marketplace, Inc. and WebBank. (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (1)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (1)

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.
(2)	Confidential treatment has been granted to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

May 10, 2019	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer and President of Prosper Funding LLC
(Principal Executive Officer)

May 10, 2019	/s/ Usama Ashraf
Usama Ashraf
Chief Financial Officer of Prosper Marketplace, Inc.
Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)