Form 10-Q
period 2019-06-30
PROSPER MARKETPLACE, INC
filed 2019-08-13
CIK 1416265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
As of August 7, 2019, there were 70,624,754 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, Prosper Warehouse I Trust, a Delaware statutory trust, and Prosper Warehouse II Trust, a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiaries, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, and Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. PAH was dissolved on November 28, 2018. As a result, references to Prosper Funding do not include PAH for periods subsequent to the year ended December 31, 2018. In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.” Finally, although historically we have referred to investors as “lender members,” we call them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.

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

Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Cash and Cash Equivalents	$68,124	$57,945
Restricted Cash (1)	160,990	149,114
Available for Sale Investments, at Fair Value	1,499	22,173
Accounts Receivable (1)	1,270	5,119
Loans Held for Sale, at Fair Value (1)	114,962	183,788
Borrower Loans, at Fair Value (1)	606,799	263,522
Property and Equipment, Net	31,169	15,273
Prepaid and Other Assets (1)	7,639	4,643
Servicing Assets	13,387	14,687
Goodwill	36,368	36,368
Intangible Assets, Net	859	999
Total Assets	$1,043,066	$753,631
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$20,349	$19,967
Payable to Investors	114,811	127,538
Notes, at Fair Value	253,425	264,003
Notes Issued by Securitization Trust (1)	313,111	—
Certificates Issued by Securitization Trust, at Fair Value (1)	44,090	—
Warehouse Lines (1)	101,406	162,488
Other Liabilities	24,207	10,629
Convertible Preferred Stock Warrant Liability	166,559	143,679
Total Liabilities	1,037,958	728,304
Commitments and Contingencies (see Note 18)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of June 30, 2019 and December 31, 2018; 214,637,925 issued and outstanding as of June 30, 2019 and December 31, 2018. Aggregate liquidation preference of $375,952 as of June 30, 2019 and December 31, 2018.	323,793	323,793
Stockholders' Deficit
Common Stock – $0.01 par value; 625,000,000 shares authorized; 71,502,461 shares issued and 70,566,526 shares outstanding, as of June 30, 2019; 71,411,145 shares issued and 70,475,210 shares outstanding, as of December 31, 2018.	230	229
Additional Paid-In Capital	148,528	145,486
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(444,034)	(420,751)
Accumulated Other Comprehensive Loss	8	(13)
Total Stockholders' Deficit	(318,685)	(298,466)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$1,043,066	$753,631
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

	June 30, 2019	December 31, 2018
Assets of consolidated VIEs, included in total assets above
Restricted Cash	$30,427	$—
Accounts Receivable	249	3,902
Loans Held for Sale, at Fair Value	114,963	183,788
Borrower Loans, at Fair Value	348,898	—
Prepaid and Other Assets	$3,411	$1,393
Total assets of consolidated variable interest entities	$497,948	$189,083
Liabilities of consolidated VIEs, included in total liabilities above
Notes Issued by Securitization Trust	$313,111	$—
Certificates Issued by Securitization Trust, at Fair Value	44,090	—
Warehouse Lines	101,406	162,488
Total liabilities of consolidated variable interest entities	$458,187	$162,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Operating Revenues
Transaction Fees, Net	$33,876	$37,988	$60,171	$69,343
Servicing Fees, Net	5,172	7,487	11,375	14,671
Gain on Sale of Borrower Loans	3,559	4,163	6,256	7,512
Fair Value of Warrants Vested on Sale of Borrower Loans	(7,805)	(20,633)	(17,553)	(35,912)
Other Revenue	2,188	1,015	3,223	2,367
Total Operating Revenues	36,990	30,020	63,472	57,981
Interest Income
Interest Income on Borrower Loans	23,543	14,556	41,972	26,916
Interest Expense on Notes, Certificates Issued by Securitization Trust, and Warehouse Lines	(15,645)	(11,471)	(28,765)	(22,200)
Net Interest Income	7,898	3,085	13,207	4,716
Change in Fair Value of Financial Instruments, Net	(1,958)	(1,430)	(3,671)	(572)
Total Net Revenue	42,930	31,675	73,008	62,125
Expenses
Origination and Servicing	9,427	9,192	17,589	18,013
Sales and Marketing	21,450	20,907	37,791	39,735
General and Administrative	17,908	18,151	36,677	36,865
Restructuring Charges, Net	5	271	86	595
Change in Fair Value of Convertible Preferred Stock Warrants	(4,729)	(3,998)	5,327	(8,602)
Other Expenses (Income), Net	(591)	(258)	(1,237)	(500)
Total Expenses	43,470	44,265	96,233	86,106
Net Loss Before Taxes	(540)	(12,590)	(23,225)	(23,981)
Income Tax Expense	29	9	58	19
Net Loss	$(569)	$(12,599)	$(23,283)	$(24,000)
Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.18)	$(0.33)	$(0.34)
Weighted-Average Shares – Basic and Diluted	70,502,797	70,362,716	70,494,945	70,333,145
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Loss	$(569)	$(12,599)	$(23,283)	$(24,000)
Other Comprehensive Income (Loss), Before Tax
Change in Net Unrealized Gain on Available for Sale Investments, at Fair Value	11	27	21	12
Realized (Gain) Loss on Sale of Available for Sale Investments, at Fair Value	—	—	—	—
Other Comprehensive Income (Loss), Before Tax	11	27	21	12
Income Tax Effect	—	—	—	—
Other Comprehensive Income (Loss), Net of Tax	11	27	21	12
Comprehensive Loss	(558)	(12,572)	(23,262)	(23,988)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance as of January 1, 2018	214,637,925	323,793	75,468,234	228	(5,177,235)	(23,417)	136,653	(73)	(380,806)	(267,415)
Exercise of Vested Stock Options	—	—	43,746	—	—	—	8	—	—	8
Restricted Stock Vested	—	—	—	—	—	—	5	—	—	5
Exercise of Warrants	—	—	8,200	—	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	—	—	—	—	2,425	—	—	2,425
Change in Net Unrealized Loss on Available for Sale Investments, at Fair Value	—	—	—	—	—	—	—	(16)	—	(16)
Net Loss	—	—	—	—	—	—	—	—	(11,401)	(11,401)
Balance as of March 31, 2018	214,637,925	323,793	75,520,180	228	(5,177,235)	(23,417)	139,091	(89)	(392,207)	(276,394)
Exercise of Vested Stock Options	—	—	39,046	—	—	—	8	—	—	8
Restricted Stock Vested	—	—	—	—	—	—	6	—	—	6
Stock-based Compensation Expense	—	—	—	—	—	—	2,356	—	—	2,356
Change in Net Unrealized Loss on Available for Sale Investments, at Fair Value	—	—	—	—	—	—	—	27	—	27
Net Loss	—	—	—	—	—	—	—	—	(12,599)	(12,599)
Balance as of June 30, 2018	214,637,925	323,793	75,559,226	228	(5,177,235)	(23,417)	141,463	(62)	(404,806)	(286,594)

	Convertible Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance as of January 1, 2019	214,637,925	323,793	75,652,445	229	(5,177,235)	(23,417)	145,486	(13)	(420,751)	(298,466)
Exercise of Vested Stock Options	—	—	16,085	—	—	—	4	—	—	4
Stock-based Compensation Expense	—	—	—	—	—	—	1,714	—	—	1,714
Change in Net Unrealized Loss on Available for Sale Investments, at Fair Value	—	—	—	—	—	—	—	10	—	10
Net Loss	—	—	—	—	—	—	—	—	(22,714)	(22,714)
Balance as of March 31, 2019	214,637,925	323,793	75,668,530	229	(5,177,235)	(23,417)	147,204	(3)	(443,465)	(319,452)
Exercise of vested stock options	—	—	75,231	1	—	—	8	—	—	9

Stock-based compensation expense	—	—	—	—	—	—	1,316	—	—	1,316
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	11	—	11
Net Loss	—	—	—	—	—	—	—	—	(569)	(569)
Balance as of June 30, 2019	214,637,925	323,793	75,743,761	230	5,177,235	(23,417)	148,528	8	(444,034)	(318,685)

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from Operating Activities:
Net Loss	$(23,283)	$(24,000)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments, Net	5,045	572
Depreciation and Amortization	3,743	5,334
Amortization of Operating Lease Right-of-use Asset	1,632	—
Gain on Sales of Borrower Loans	(6,378)	(7,501)
Change in Fair Value of Servicing Rights	6,621	6,538
Stock-Based Compensation Expense	2,850	4,584
Restructuring Liability	—	595
Fair Value of Warrants Vested	17,553	35,912
Change in Fair Value of Warrants	5,327	(8,602)
Other, Net	1,303	(358)
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,161,237)	(1,324,100)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,108,814	1,207,916
Accounts Receivable	4,035	(2,856)
Prepaid and Other Assets	(601)	1,448
Accounts Payable and Accrued Liabilities	601	2,540
Payable to Investors	(12,727)	(19,852)
Other Liabilities	(2,632)	(9)
Net Cash Used in Operating Activities	(49,334)	(121,839)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(86,064)	(91,075)
Principal Payments of Borrower Loans Held at Fair Value	106,940	90,963
Purchases of Property and Equipment	(5,032)	(2,715)
Purchases of Available for Sale Investments, at Fair Value	(1,488)	(5,448)
Maturities of Available for Sale Investments	22,271	24,000
Net Cash Provided by Investing Activities	36,627	15,725
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	86,713	90,693
Payments of Notes Held at Fair Value	(85,728)	(91,525)
Principal Payments on Notes Issued by Securitization Trust	(30,221)	—
Principal Payments on Certificates Issued by Securitization Trust	(4,272)	—
Proceeds from Securitization Issuance	5,454	—
Proceeds from Revolving Debt Facilities	69,411	103,097
Payment for Debt Issuance Costs	(6,608)	(1,428)
Proceeds from Exercise of Warrants and Stock Options including Early Exercise, and Issuance of Restricted Stock	13	18
Net Cash Provided by Financing Activities	34,762	100,855
Net Increase in Cash, Cash Equivalents and Restricted Cash	22,055	(5,259)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	207,059	198,463
Cash, Cash Equivalents and Restricted Cash at End of the Period	$229,114	$193,204

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$27,560	$22,252
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$411	$325
Non-Cash Investing Activity - Consolidation of Borrower Loans, at Fair Value	$(262,565)	$—
Non-Cash Financing Activity - Issuance of Securitization Notes and Certificates	$395,544	$—
Non-Cash Financing Activity - Derecognition of Warehouse Line debt	$(130,322)	$—

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
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no changes to these accounting policies during the first six months of 2019 other than the changes noted below.
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
The following table provides a reconciliation of Cash, Cash Equivalents, and Restricted Cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows:

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and Cash Equivalents	$68,124	57,945	$58,652	$45,795
Restricted Cash	160,990	149,114	134,552	152,668
Total Cash, Cash Equivalents and Restricted Cash shown in the consolidated statements of cash flows	$229,114	$207,059	$193,204	$198,463
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Prosper adopted the standard effective January 1, 2019. In accordance with ASU 2018-11, "Leases (Topic 842), Target Improvements", Prosper has elected not to restate prior periods and has presented the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings on January 1, 2019. The standard had a material impact on our consolidated balance sheets, but did not materially impact our consolidated statement of operations. The most significant impact is the recognition of ROU assets and lease obligation liabilities for operating leases. Additionally, Prosper recorded an impairment charge to its ROU asset upon adoption due to existing sublease arrangements that were entered into at a loss. The impairment charge did not have a material impact as it will be offset by a reduction of the existing restructuring liability for those leases.
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
Accounting Standards Issued, To Be Adopted By The Company In Future Periods
In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which will be effective for interim and annual periods beginning after December 15, 2019. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. Prosper accounts for its Borrower Loans at fair value through net income, which is outside the scope of Topic 326. For certain available for sale investments, the guidance will require recognition of expected credit losses through recording an allowance for credit losses. The recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. Prosper is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
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
3. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Property and Equipment:
Operating lease right-of-use assets	$16,138	$—
Computer equipment	12,790	15,193
Internal-use software and website development costs	24,621	22,505
Office equipment and furniture	2,995	3,015
Leasehold improvements	7,158	7,157
Assets not yet placed in service	3,268	2,745
Property and equipment	66,970	50,615
Less accumulated depreciation and amortization	(35,801)	(35,342)
Total Property and Equipment, Net	$31,169	$15,273

Depreciation and amortization expense for Property and Equipment for the three months ended June 30, 2019 and June 30, 2018 was $1.8 million and $2.4 million, respectively. Depreciation and amortization expense for property and equipment for the six months ended June 30, 2019 and June 30, 2018 was $3.6 million and $5.1 million, respectively. These charges are included in General and Administrative expenses on the condensed consolidated statements of operations. Prosper capitalized internal-use software and website development costs in the amount of $2.3 million and $1.4 million for the three months ended June 30, 2019 and June 30, 2018, respectively. Prosper capitalized internal-use software and website development costs in the amount of $4.3 million and $2.5 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 17.
4. Borrower Loans, Loans Held for Sale, and Notes, Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of June 30, 2019 and December 31, 2018, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Aggregate principal balance outstanding	$614,678	$269,093	$(259,954)	$(272,430)	$115,098	$185,657
Fair value adjustments	(7,879)	(5,571)	6,529	8,427	(136)	(1,869)
Fair value	$606,799	$263,522	$(253,425)	$(264,003)	$114,962	$183,788

Borrower Loans
At June 30, 2019, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through June 2024. At December 31, 2018, outstanding Borrower Loans had original maturities of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through December 2023.
Approximately $0.4 million and $0.6 million represents the loss that is attributable to changes in the instrument-specific credit risks related to Borrower Loans that were recorded in the change in fair value during the six months ending June 30, 2019 and June 30, 2018, respectively, as recorded on the Condensed Consolidated Statement of Operations.

As of June 30, 2019, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $4.1 million and a fair value of $1.6 million. As of December 31, 2018, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.5 million and a fair value of $1.1 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of June 30, 2019 and December 31, 2018, Borrower Loans in non-accrual status had a fair value of $0.4 million and $0.3 million, respectively.
Loans Held for Sale
At June 30, 2019, outstanding Loans Held for Sale had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various maturity dates through June 2024. At December 31, 2018, outstanding Loans Held for Sale had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various maturity dates through December 2023. Fair value adjustments recorded in earnings on loans invested in by the Company resulted in a net loss of $0.1 million during the six months ended June 30, 2019. Interest income earned on Loans Held for Sale by the Company was $7.5 million and $5.1 million during the six months ended June 30, 2019 and June 30, 2018, respectively.
As of June 30, 2019, Loans Held for Sale that were 90 days or more delinquent, had an aggregate principal amount of $0.4 million and a fair value of $0.1 million. As of December 31, 2018, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.8 million and a fair value of $0.3 million.
5. Loan Servicing Assets and Liabilities
Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The servicing assets and liabilities are measured at fair value throughout the servicing period. The total gains and losses recognized on the sale of such Borrower Loans for the three months ended June 30, 2019 was a gain of $3.6 million and a loss of $7.8 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium. The total gains recognized on the sale of such Borrower Loans were $4.2 million during the three months ended June 30, 2018, and a loss of $20.6 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium. The total gains and losses recognized on the sale of such Borrower Loans for the six months ended June 30, 2019 was a gain of $6.3 million and a loss of $17.6 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium. The total gains recognized on the sale of such Borrower Loans were $7.5 million during the six months ended June 30, 2018, and a loss of $35.9 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium.
As of June 30, 2019, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.3 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through June 2024. At December 31, 2018, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.6 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through December 2023.
$18.5 million and $21.6 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the six months ended June 30, 2019 and June 30, 2018, respectively.
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
The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of June 30, 2019 and December 31, 2018, are as follows (in thousands):

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Treasury Bills	—	—	—	—
US Treasury securities	1,492	7	—	1,499
Total Available for Sale Investments	$1,492	$7	$—	$1,499

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Treasury Bills	$17,940	$—	$(3)	$17,937
US Treasury securities	4,246	—	(10)	4,236
Total Available for Sale Investments	$22,186	$—	$(13)	$22,173

The Company did not hold any available for sale investments with unrealized losses as of June 30, 2019. A summary of available for sale investments with unrealized losses as of December 31, 2018, aggregated by category and period of continuous unrealized loss, is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Treasury Bills	$17,937	$(3)	$—	$—	$17,937	$(3)
US Treasury securities	$—	$—	$4,236	$(10)	$4,236	$(10)
Total Investments with Unrealized Losses	$17,937	$(3)	$4,236	$(10)	$22,173	$(13)
There were no impairment charges recognized during the six months ended June 30, 2019.

The maturities of available for sale investments at June 30, 2019 and December 31, 2018 are as follows (in thousands):

June 30, 2019	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Treasury Bills	—	—	—	—	—
US Treasury securities	1,499	—	—	—	1,499
Total Fair Value	$1,499	$—	$—	$—	$1,499
Total Amortized Cost	$1,492	$—	$—	$—	$1,492

December 31, 2018	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Treasury Bills	17,937	—	—	—	17,937
US Treasury securities	4,236	—	—	—	4,236
Total Fair Value	$22,173	$—	$—	$—	$22,173
Total Amortized Cost	$22,186	$—	$—	$—	$22,186
During the six months ended June 30, 2019, Prosper sold $0 of investments.
7.  Securitizations

PMIT 2019-1

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

The notes under the PMIT 2019-1 were issued in three classes: Class A in the amount of $127.3 million, Class B in the amount of $25.0 million and Class C in the amount of $19.3 million (collectively, the “2019-1 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.54%, 4.03% and 5.27%, respectively. Principal and interest payments began in March 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $2.3 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $140.0 million on the condensed consolidated balance sheets as of June 30, 2019 and are secured by an aggregate outstanding principal balance of $158.9 million of borrower loans included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of June 30, 2019. The risk retention and residual certificates are carried at fair value and the risk retention interest represents the right to receive 5.0% of all amounts collected on the Borrower Loans held by PMIT 2019-1, net of its pro-rata share of ongoing fees and expenses of PMIT 2019-1.

PMIT 2019-2

On May 23, 2019, Prosper completed a securitization of approximately $203.5 million in unsecured personal whole loans facilitated through the Company’s platform through a securitization trust ("PMIT 2019-2") which Prosper consolidated. PMIT 2019-2 issued notes, residual certificates and a risk retention interest to finance the purchase of Borrower Loans. The resulting notes were sold to third party investors for $174.2 million in net proceeds. Prosper retained 16.4% of the resulting residual certificates. The remaining residual certificates and the risk retention interests are held by third party investors.

PMIT 2019-2 was deemed a VIE that the Company consolidates because the Company is the primary beneficiary of the VIE. The creditors of PMIT 2019-2 have no recourse to the general credit of PMI as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets. Additionally, Prosper's continued involvement includes loan servicing responsibilities over the life of the underlying loans. As a result, Prosper has included PMIT 2019-2's Borrower Loans under "Borrower Loans, at Fair Value", the notes held by third party investors under "Notes Issued by Securitization Trust" and the risk retention and residual certificates held by third party investors under "Certificates Issued by Securitization Trust, at Fair Value" in Prosper's condensed consolidated balance sheets.

The notes under the PMIT 2019-2 were issued in three classes: Class A in the amount of $110.1 million, Class B in the amount of $31.4 million and Class C in the amount of $32.7 million (collectively, the “2019-2 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.20%, 3.69% and 5.05%, respectively. Principal and interest payments begin in July 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $1.9 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $173.1 million on the condensed consolidated balance sheets as of June 30, 2019 and are secured by an aggregate outstanding principal balance of $192.8 million of borrower loans included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of June 30, 2019. The risk retention and residual certificates are carried at fair value and the risk retention interest represents the right to receive 5.0% of all amounts collected on the Borrower Loans held by PMIT 2019-2, net of its pro-rata share of ongoing fees and expenses of PMIT 2019-2.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 13 for further details.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$606,799	$606,799
Loans Held for Sale	—	—	114,962	114,962
Available for Sale Investments, at Fair Value	—	1,499	—	1,499
Servicing Assets	—	—	13,387	13,387
Total Assets	$—	$1,499	$735,148	$736,647
Liabilities:
Notes	$—	$—	$253,425	$253,425
Servicing Liabilities	—	—	4	4
Certificates Issued by Securitization Trust, at Fair Value	—	—	44,090	44,090
Convertible Preferred Stock Warrant Liability	—	—	166,559	166,559
Loan Trailing Fee Liability	—	—	3,249	3,249
Total Liabilities	$—	$—	$467,327	$467,327

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$263,522	$263,522
Loans Held for Sale	—	—	183,788	183,788
Available for Sale Investments, at Fair Value	—	22,173	—	22,173
Servicing Assets	—	—	14,687	14,687
Total Assets	$—	$22,173	$461,997	$484,170
Liabilities:
Notes	$—	$—	$264,003	$264,003
Servicing Liabilities	—	—	12	12
Convertible Preferred Stock Warrant Liability	—	—	143,679	143,679
Loan Trailing Fee Liability	—	—	3,118	3,118
Total Liabilities	$—	$—	$410,812	$410,812
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

Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at June 30, 2019 and December 31, 2018:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	June 30, 2019	December 31, 2018
Discount rate	4.9% - 12.9%	4.7% - 13.8%
Default rate	2.0% - 16.6%	2.0% - 15.8%
Servicing Rights:

Range
Unobservable Input	June 30, 2019	December 31, 2018
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.6% - 17.6%	1.6% - 16.7%
Prepayment rate	16.3% - 26.1%	15.5% - 25.1%
Market servicing rate	0.625%	0.625%
Loan Trailing Fee Liability:

Range
Unobservable Input	June 30, 2019	December 31, 2018
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.6% - 17.6%	1.6% - 16.7%
Prepayment rate	16.3% - 26.1%	15.5% - 25.1%
At June 30, 2019, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans.
The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Certificates Issued by Securitization Trust	Loans Held for Sale	Total
Balance at January 1, 2019	$263,522	$(264,003)	$—	$183,788	$183,307
Purchase of Borrower Loans/Issuance of Notes	348,629	(86,713)	(51,595)	1,161,237	1,371,558
Transfers in (Transfers out)	147,773	—	—	(147,773)	—
Principal repayments	(134,031)	85,728	4,272	(26,529)	(70,560)
Borrower Loans sold to third parties	(1,886)	—	—	(1,053,308)	(1,055,194)
Other changes	91	603	(603)	89	180
Change in fair value	(17,299)	10,960	3,836	(2,542)	(5,045)
Balance at June 30, 2019	$606,799	$(253,425)	$(44,090)	$114,962	$424,246

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2018	$293,005	$(293,948)	$49	$(894)
Purchase of Borrower Loans/Issuance of Notes	91,075	(90,693)	1,324,100	1,324,482
Principal repayments	(88,947)	91,525	(14,265)	(11,687)
Borrower Loans sold to third parties	(2,016)	—	(1,193,651)	(1,195,667)
Other changes	(338)	633	796	1,091
Change in fair value	(15,418)	15,058	(212)	(572)
Balance at June 30, 2018	$277,361	$(277,425)	$116,817	$116,753

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Certificates Issued by Securitization Trust	Loans Held for Sale	Total
Balance at April 1, 2019	$448,710	$(258,722)	$(19,134)	$106,640	$277,494
Purchase of Borrower Loans/Issuance of Notes	213,370	(41,774)	(30,979)	670,382	810,999
Transfers in (Transfers out)	33,457	—	—	(33,457)	—
Principal repayments	(77,402)	41,611	3,139	(11,790)	(44,442)
Borrower Loans sold to third parties	(912)	—	—	(615,835)	(616,747)
Other changes	(48)	2	(436)	255	(227)
Change in fair value	(10,376)	5,458	3,320	(1,233)	(2,831)
Balance at June 30, 2019	$606,799	$(253,425)	$(44,090)	$114,962	$424,246

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at April 1, 2018	$285,584	$(285,095)	$82,803	$83,292
Purchase of Borrower Loans/Issuance of Notes	44,799	(44,468)	728,901	729,232
Principal repayments	(43,990)	44,423	(10,416)	(9,983)
Borrower Loans sold to third parties	(950)	—	(683,547)	(684,497)
Other changes	(202)	86	255	139
Change in fair value	(7,880)	7,629	(1,179)	(1,430)
Balance at June 30, 2018	$277,361	$(277,425)	$116,817	$116,753

The following tables present additional information about level 3 servicing assets measured at fair value on a recurring basis (in thousands):

Servicing Assets
Fair Value at January 1, 2019	14,687
Additions	6,378
Derecognition	(1,049)
Less: Changes in fair value	(6,629)
Fair Value at June 30, 2019	13,387

Servicing Assets
Fair Value at January 1, 2018	14,711
Additions	7,502
Less: Changes in fair value	(6,569)
Fair Value at June 30, 2018	15,644

Servicing Assets
Fair Value at April 1, 2019	13,814
Additions	3,636
Derecognition	(685)
Less: Changes in fair value	(3,378)
Fair Value at June 30, 2019	13,387

Servicing Assets
Fair Value at April 1, 2018	14,754
Additions	4,163
Less: Changes in fair value	(3,273)
Fair Value at June 30, 2018	15,644

The following table presents additional information about level 3 Preferred Stock Warrant Liability measured at fair value on a recurring basis (in thousands):

Preferred Stock Warrant Liability
Balance as of January 1, 2019	$143,679
Add Issuances of Preferred Stock Warrant	17,553
Change in Fair Value of the Preferred Stock Warrant Liability	5,327
Balance as of June 30, 2019	$166,559

Preferred Stock Warrant Liability
Balance as of January 1, 2018	$116,366
Add Issuances of Preferred Stock Warrant	35,912
Change in Fair Value of the Preferred Stock Warrant Liability	(8,602)
Balance as of June 30, 2018	$143,676

Preferred Stock Warrant Liability
Balance as of April 1, 2019	$163,483
Add Issuances of Preferred Stock Warrant	7,805
Change in Fair Value of the Preferred Stock Warrant Liability	(4,729)
Balance as of June 30, 2019	$166,559

Preferred Stock Warrant Liability
Balance as of April 1, 2018	$127,041
Add Issuances of Preferred Stock Warrant	20,633
Change in Fair Value of the Preferred Stock Warrant Liability	(3,998)
Balance as of June 30, 2018	$143,676

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
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2019	3,118
Issuances	1,297
Cash Payment of Loan Trailing Fee	(1,298)
Change in Fair Value	132
Balance at June 30, 2019	3,249
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at June 30, 2019 for Borrower Loans, Loans Held for Sale and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Fair Value as of June 30, 2019	$721,761		$253,425
Discount rate assumption:	7.44%	*	7.87%	*
Resulting fair value from:
100 basis point increase	$715,006		$251,050
200 basis point increase	708,411		248,730
Resulting fair value from:
100 basis point decrease	$728,682		$255,859
200 basis point decrease	735,775		258,354
Default rate assumption:	12.19%	*	12.55%	*
Resulting fair value from:
100 basis point increase	$713,132		$250,379
200 basis point increase	704,794		247,437
Resulting fair value from:
100 basis point decrease	$730,554		$256,527
200 basis point decrease	739,384		259,643
* Represents weighted average assumptions considering all credit grades.
The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different default rates as of June 30, 2019 (in thousands, except percentages).

Servicing Assets
Fair Value as of June 30, 2019	$13,387
Market servicing rate assumptions	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$12,560
Market servicing rate decrease to 0.60%	$14,214
Weighted average prepayment assumptions	20.59%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	$13,220
Applying a 0.9 multiplier to prepayment rate	$13,556
Weighted average default assumptions	11.72%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$13,237
Applying a 0.9 multiplier to default rate	$13,541
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
Financial Instruments, Assets and Liabilities not Recorded at Fair Value
The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value (in thousands):

June 30, 2019	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$68,124	$68,124	$—	$—	$68,124
Restricted Cash	160,990	—	160,990	—	160,990
Accounts Receivable	1,270	—	1,270	—	1,270
Total Assets	$230,384	$68,124	$162,260	$—	$230,384
Liabilities:
Accounts Payable and Accrued Liabilities	$20,349	$—	$20,349	$—	$20,349
Payable to Investors	114,811	—	114,811	—	114,811
Notes Issued by Securitization Trust	313,111	—	$318,304	—	318,304
Warehouse Lines	101,406	—	101,406	—	101,406
Total Liabilities	$549,677	$—	$554,870	$—	$554,870

9. Goodwill and Other Intangible Assets
Goodwill
Prosper’s goodwill balance of $36.4 million at June 30, 2019 did not change during the six months ended June 30, 2019. We did not record any goodwill impairment expense for the six months ended June 30, 2019.

Other Intangible Assets
The following table presents the detail of other intangible assets for the period presented (dollars in thousands):

	June 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,191)	$859	5.8
Brand name	60	(60)	—	—
Total Intangible Assets Subject to Amortization	$8,170	$(7,311)	$859
Prosper’s intangible asset balance was $0.9 million and $1.0 million at June 30, 2019 and December 31, 2018, respectively. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three to ten years period.
Amortization expense for the three months ended June 30, 2019 and June 30, 2018 was $0.1 million and $0.1 million, respectively. Amortization expense for the six months ended June 30, 2019 and June 30, 2018 was $0.1 million and $0.2 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,	Estimated Amortization of Purchased Intangible Assets
2019 (remainder thereof)	$140
2020	219
2021	172
2022	136
2023	107
Thereafter	$85
Total	$859

10. Other Liabilities
Other Liabilities includes the following:

	June 30, 2019	December 31, 2018
Loan trailing fee	3,249	3,118
Deferred revenue	352	396
Servicing liabilities	4	12
Deferred income tax liability	363	373
Deferred rent	—	3,408
Restructuring liability	—	2,106
Operating lease liability	19,187	—
Other	1,052	1,216
Total Other Liabilities	$24,207	$10,629

Additionally, disclosures around the operating lease liabilities are included in Note 17.

11. Debt
PWIT Warehouse Line
On January 19, 2018, through a wholly-owned subsidiary, Prosper Warehouse I Trust ("PWIT"), Prosper entered into an agreement (the "Warehouse Agreement") for a committed revolving line of credit (the "PWIT Warehouse Line"). PWIT was deemed a VIE that the Company consolidates because the Company is the primary beneficiary of the VIE. In connection with the Warehouse Agreement, PWIT entered into a security agreement with a bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the PWIT Warehouse Line may only be used to purchase certain unsecured consumer loans and related rights and documents from the Company and to pay fees and expenses related to the PWIT Warehouse Line. Effective June 12, 2018 the Warehouse Agreement was amended. The amendments included increasing the committed line of credit from $100 million to $200 million, extending the term of the Warehouse line (including the final maturity date), amending the monthly unused commitment fee, and reducing the rate at which the PWIT Warehouse Line bears interest. Subsequently the Warehouse Agreement was amended in June 2019, to extend the facility, reduce the interest rate and unused commitment fee, and expand the eligibility criteria for unsecured consumer loans that can be financed through the PWIT Warehouse Line.
Under the amended agreement, proceeds of loans made under the PWIT Warehouse Line may be borrowed, repaid, and reborrowed until the earlier of June 20, 2021 and the occurrence of any accelerated amortization event or event of default. Repayment of any outstanding proceeds will be made over the 24 month period ending June 20, 2023, excluding the occurrence of any accelerated amortization event or event of default.
Under the amended agreement, the PWIT Warehouse Line bears interest at a rate of LIBOR plus 2.90% and has an advance rate of 89%. Additionally, the PWIT Warehouse Line bears a monthly unused commitment fee of 0.50% per annum on the undrawn portion available under the Warehouse Line.
The Warehouse Agreement contains certain covenants applicable to PWIT, including restrictions on PWIT’s ability to incur indebtedness, pledge assets, merge or consolidate, and enter into certain affiliate transactions. The Warehouse Line also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) convertible preferred stock, (B) total stockholders’ deficit and (C) convertible preferred stock warrant liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and available for sale investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness, and borrower payment dependent Notes, to tangible net worth. As of June 30, 2019, Prosper was in compliance with the covenants under the Warehouse Agreement.
As of June 30, 2019, Prosper had $88.0 million in debt outstanding and accrued interest under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $99.5 million included in Loans Held for Sale, at Fair Value on the condensed consolidated balance sheet. At June 30, 2019 the undrawn portion available under the PWIT Warehouse Line was $112.0 million. Prosper incurred $1.8 million of capitalized debt issuance costs, which will be recognized as interest expense through June 20, 2023.
Prosper has also purchased swaptions to limit our exposure to increases in LIBOR. The swaptions are recorded on the condensed consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments, Net on the condensed consolidated statement of operations. The fair value of the swaptions was not material at June 30, 2019.
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

The PWIIT Warehouse Agreement contains certain covenants applicable to PWIIT, including restrictions on PWIIT’s ability to incur indebtedness, pledge assets, merge or consolidate, and enter into certain affiliate transactions. The PWIIT Warehouse Line also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) convertible preferred stock, (B) total stockholders’ deficit and (C) convertible preferred stock warrant liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and available for sale investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness, and borrower dependent notes, to tangible net worth. As of June 30, 2019, Prosper was in compliance with the covenants under the PWIIT Warehouse Agreement.

As of June 30, 2019, Prosper had $13.4 million in debt outstanding and accrued interest under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $14.9 million included in Loans Held for Sale, at Fair Value on the condensed consolidated balance sheet. At June 30, 2019 the undrawn portion available under the PWIIT Warehouse Line was $286.6 million. Prosper incurred $2.1 million of capitalized debt issuance costs, which will be recognized as interest expense through March 28, 2023.
12. Net Loss Per Share
The weighted average shares used in calculating basic and diluted net loss per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted net loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss available to common stockholders for basic and diluted EPS	$(569)	$(12,599)	$(23,283)	$(24,000)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	70,502,797	70,362,716	70,494,945	70,333,145
Basic and diluted net loss per share	$(0.01)	$(0.18)	$(0.33)	$(0.34)
The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	214,637,925	214,637,925	214,637,925	214,637,925
Stock options issued and outstanding	73,234,877	75,206,928	71,592,576	66,403,696
Unvested stock options exercised	—	2,190	—	2,190
Warrants issued and outstanding	1,080,349	1,080,349	1,080,349	1,082,917
Series E-1 convertible preferred stock warrants	35,544,141	35,544,141	35,544,141	35,544,141
Series F convertible preferred stock warrants	177,720,704	177,720,704	177,720,704	177,720,704
Total common stock equivalents excluded from diluted net loss per common share computation	502,217,996	504,192,237	500,575,695	495,391,573

13. Convertible Preferred Stock, Warrant Liability and Stockholders’ Deficit
Convertible Preferred Stock and Warrants
Under PMI’s amended and restated certificate of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of June 30, 2019 are disclosed in the table below (amounts in thousands except share and per share amounts):

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
Conversion
Under the terms of PMI’s amended and restated certificate of incorporation, the holders of preferred stock have the right to convert such preferred stock into common stock at any time. In addition, all preferred stock automatically converts into common stock (i) immediately prior to the closing of an initial public offering that values Prosper at least at $2 billion and that results in aggregate proceeds to Prosper of at least $100 million or (ii) upon a written request from the holders of at least 60% of the voting power of the outstanding preferred stock (on an as-converted basis), provided that (i) the Series A-1 convertible preferred stock shall not be converted without at least 14% of the voting power of the outstanding Series A-1 convertible preferred stock; (ii) the Series D shall not be converted without at least 60% of the voting power of the outstanding Series D; (iii) the Series E-1 and Series E-2 shall not be converted without at least 60% of the voting power of the outstanding Series E-1 and Series E-2, voting together as a single class; (iv) the Series F shall not be converted without at least 60% of the voting power of the outstanding Series F, and (v) the shares of Series G Preferred Stock will not be automatically converted unless the holders of at least 60% of the outstanding shares of Series G Preferred Stock approve such conversion. In addition, if a holder of the Series A convertible preferred stock has converted any of the Series A convertible preferred stock, then all of such holder’s shares of Series A-1 convertible preferred stock also will be converted upon a liquidation event. In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by its Board of Directors. At present, each of the Series A, Series B, Series C, Series D, Series E-1, Series E-2, and Series F convertible preferred stock converts into PMI common stock at a 1:1 ratio. The Series A-1 convertible preferred stock converts into common stock at a 1,000,000:1 ratio and the Series G convertible preferred stock converts into common stock at a 1:1.36 ratio. The Series G convertible preferred stock conversion ratio reflects the Series G true-up that occurred at end of the vesting period for the Series E-2 and Series F Preferred Stock warrants.

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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as defined in Note 16) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended June 30, 2019, Prosper recognized $1.1 million of income from the re-measurement of the fair value of the warrants. For the six months ended June 30, 2019, Prosper recognized $1.0 million of expense from the re-measurement of the fair value of the warrants.

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
The Company determined the fair value of the outstanding Series E-1 Warrants utilizing the following assumptions as of the following dates:

	June 30, 2019	December 31, 2018
Volatility	40%	40%
Risk-free interest rate	1.89%	2.62%
Remaining contractual term (in years)	7.55 years	8.04 years
Dividend yield	—%	—%
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
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 16), PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. For the three months ended June 30, 2019, Prosper recognized $3.6 million of income from the re-measurement of the fair value of the warrants. For the six months ended June 30, 2019, Prosper recognized $4.3 million of expense from the re-measurement of the fair value of the warrants. The income is recorded through change in fair value of convertible preferred stock warrants in the condensed consolidated statement of operations.
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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	June 30, 2019	December 31, 2018
Volatility	40%	40%
Risk-free interest rate	1.90%	2.63%
Remaining contractual term (in years)	7.66 years	8.16 years
Dividend yield	—%	—%
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
Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
The combined activity of the Convertible Preferred Stock Warrant Liability for the six months ended June 30, 2019 is as follows (in thousands):

Warrant Activity
Balance at January 1, 2019	$143,679
Warrants Vested	17,553
Change in Fair Value	5,327
Balance at June 30, 2019	$166,559
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, restricted stock units ("RSUs") and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of June 30, 2019, 71,502,461 shares of common stock were issued and 70,566,526 shares of common stock were outstanding. As of December 31, 2018, 71,411,145 shares of common stock were issued and 70,475,210 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the six months ended June 30, 2019, PMI issued 91,316 shares of common stock upon the exercise of vested options for cash proceeds of $11 thousand.
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
As of June 30, 2019, up to 95,236,266 shares of common stock are reserved for issuance under the 2015 Plan, and may be granted to employees, directors, and consultants by PMI’s board of directors and stockholders to promote the success of Prosper’s business. Options generally vest (i) 25% one year from the vesting commencement date and 1/48th per month thereafter, (ii) 50% one year from the vesting date and 1/48th per month thereafter, (iii) 50% two years from the vesting commencement date and 1/48th per month thereafter, or (iv) 1/36th per month from the vesting commencement date. In no event are options exercisable more than 10 years after the date of grant.
At June 30, 2019, there were 20,560,436 shares available for grant under the 2015 Plan and zero shares available for grant under the 2005 Plan.

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
The financial statement impact of the above Repricings was $0.1 million in the three months ended June 30, 2019 and $0.1 million (net of forfeitures) that will be recognized over the remaining weighted average vesting period of 0.6 years.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the six months ended June 30, 2019 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2019	71,021,698	$0.33
Options issued	6,682,948	0.30
Options exercised – vested	(91,316)	0.12
Options forfeited	(2,136,356)	0.46
Balance as of June 30, 2019	75,476,974	$0.32
Options vested and expected to vest as of June 30, 2019	62,463,510	0.32
Options vested and exercisable at June 30, 2019	46,213,667	0.27
Other Information Regarding Stock Options
Additional information regarding common stock options outstanding as of June 30, 2019 is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted – Avg. Remaining Life (In years)	Weighted –Avg. Exercise Price	Number Vested	Weighted – Avg. Exercise Price
$0.02 - 0.20	4,062,390	4.55	$0.11	4,062,390	$0.11
0.21 - 0.50	51,346,996	7.85	0.26	34,178,267	0.23
0.51 - 1.13	20,067,588	8.60	0.54	7,973,010	0.54
$0.02 - 1.13	75,476,974	7.87	$0.32	46,213,667	$0.27

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
The fair value of PMI’s stock option awards granted during the three and six months ended June 30, 2019 and June 30, 2018 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Volatility of common stock	46.72%	44.43%	46.72%	44.12%
Risk-free interest rate	2.28%	2.85%	2.28%	2.75%
Expected life (in years)	5.9 years	6.0 years	5.9 years	6.0 years
Dividend yield	—%	—%	—%	—%

Restricted Stock Unit Activity
During the six months ended June 30, 2019, PMI did not grant any RSUs to employees. In previous reporting periods, PMI granted certain employees RSUs that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event.
The following table summarizes the number of PMI’s outstanding RSUs and their weighted-average grant date fair value during the six months ended June 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2019	4,856,141	$0.96
Forfeited	(15,500)	2.18
Unvested - June 30, 2019	4,840,641	$0.96

The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations during the three and six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Origination and servicing	$108	$241	$304	$456
Sales and marketing	63	108	145	216
General and administrative	1,064	1,904	2,401	3,912
Total stock based compensation	$1,235	$2,253	$2,850	$4,584

During the three months ended June 30, 2019 and June 30, 2018, Prosper capitalized $0.1 million and $0.1 million, respectively, of stock-based compensation as internal use software and website development costs. As of June 30, 2019, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper’s employees’ unvested stock-based awards was approximately $5.1 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.2 years.

15. Income Taxes
For the three months ended June 30, 2019 and June 30, 2018, Prosper recognized $29 thousand and $9 thousand of income tax expense, respectively. For the six months ended June 30, 2019 and June 30, 2018, Prosper recognized $58 thousand and $19 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the three or six month periods ended June 30, 2019 and June 30, 2018 due to a full valuation allowance recorded against our deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
16. Consortium Purchase Agreement
On February 27, 2017, Prosper entered into a series of agreements (the "Consortium Purchase Agreement") with a consortium of investors (the "Consortium"), pursuant to which the Consortium agreed to purchase borrower loans in an aggregate principal amount of up to $5.0 billion (including certain loans purchased by one of the investors prior to the date of the Consortium Purchase Agreement). PFL was obligated to offer for purchase minimum monthly volumes of eligible loans to the Consortium, for the Consortium to elect to purchase. The obligation to offer for purchase minimum monthly volumes of eligible loans and the related vesting ended in May 2019.
In connection with the Consortium Purchase Agreement, PMI issued to the Consortium three warrants to purchase up to an aggregate 177,720,706 shares of PMI’s Series F Preferred Stock at an exercise price of $0.01 per share (the “Warrant Shares”).
The Consortium’s right to exercise the Series F Warrants was subject to monthly vesting during the term of the Consortium Purchase Agreement based upon the volume of loans the Consortium elected to purchase (if any) in each month, subject to certain cure rights such as offering additional loans for sale in subsequent periods. Pursuant to these cure rights, if the Consortium failed to respond to offers for allocation, purchase or funding, the Consortium could take advantage of a designated period of time to cure such failure. There were no such failures by the Consortium during the term of the Consortium Purchase Agreement.
On vesting of the Series F Warrants, Prosper recorded a liability as "Convertible Preferred Stock Warrant Liability" on the condensed consolidated balance sheets at fair value and a corresponding amount as "Fair Value of Warrants Vested on Sale of Borrower Loans" on the condensed consolidated statement of operations. Subsequent changes in the fair value of the vested warrants are recorded in "Change in Fair Value of Convertible Preferred Stock Warrants" on the condensed consolidated statement of operations. Additionally, in connection with the execution of the Consortium Purchase Agreement, certain previously issued rebates were settled by an issuance of vested Series F Convertible Preferred Stock Warrants. The difference in fair value of these warrants over the cash settlement price is recorded in "Change in Fair Value of Convertible Preferred Stock Warrants" on the condensed consolidated statement of operations.
The following represents the loans purchased and warrants vested under the Consortium Purchase Agreement:

	Loans Acquired (in thousands)	Warrants Vested
Balance as of January 1, 2019	$3,067,332	154,912,980
Six Months Ended June 30, 2019	235,951	22,807,726
Balance as of June 30, 2019	$3,303,283	177,720,706

In addition to the $3.3 billion above, warrants vested on signing of the Consortium Purchase Agreement were issued to settle certain rebates on $0.3 billion of whole loan purchases by members of the Consortium prior to the signing of the Consortium Purchase Agreement. This $0.3 billion also reduced the up to $5.0 billion aggregate amount under the Consortium Purchase Agreement. The Consortium Purchase Agreement came to an end in May 2019 at its contractual termination date.
17. Leases
Prosper has operating leases for corporate offices and datacenters. Our leases have remaining lease terms of one year to eight years. Rental expense under operating lease arrangements was $1.4 million and $1.0 million for the three months ended June 30, 2019 and June 30, 2018, respectively. Rental expense under operating lease arrangements was $2.7 million and $2.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.2 million and $0.5 million for the three and six months ended June 30, 2019, respectively.
Operating lease right-of-use ("ROU") assets
The following represents the operating lease right-of-use assets as of June 30, 2019:

	June 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$15,846	$1,517	$14,329
ROU Assets - Other	292	114	$178
Total right-of-use assets subject to amortization	$16,138	$1,631	$14,507

Lease Liabilities
Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows (in thousands):

Minimum Lease Payments
Remainder of 2019	2,268
2020	5,240
2021	5,134
2022	5,018
2023	1,567
Thereafter	2,546
Total future minimum lease payments	$21,773
Less imputed interest	(2,586)
Total	$19,187

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

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows ($ in thousands):

June 30, 2019
Cash paid for operating leases year-to-date	$3,026
Right of use assets obtained in exchange for new operating lease obligations (1)	$21,630
Weighted Average Remaining Lease Term	4.54 years
Weighted Average Discount Rate	5.53%
(1) Consists of $21.6 million for operating leases existing on January 1, 2019.

18. Commitments and Contingencies
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining six months of 2019 is $0.9 million. The minimum fee is $1.7 million for the years 2020 and 2021, and $0.1 million for the year 2022.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2019, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper has entered into an agreement with WebBank to purchase $29.8 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2019 and the first business day of the quarter ending September 30, 2019. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2019.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at June 30, 2019 is $3.3 billion. Prosper has accrued $1.0 million and $0.9 million as of June 30, 2019 and December 31, 2018, respectively, in regard to this obligation.
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
SEC Inquiry
In April 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to Note investors. The Company was advised by the SEC that it was investigating whether violations of federal securities laws had occurred in connection with the error. On April 19, 2019, the SEC accepted an offer of settlement from PFL to resolve the matter. Under the settlement, the SEC alleged a violation of Section 17(a)(2) of the Securities Act and ordered PFL to cease and desist from any future violations of that provision. PFL neither admitted nor denied any wrongdoing, and agreed to pay a civil monetary penalty of $3.0 million. The SEC credited PFL’s prompt remedial acts in response to the error and the Company’s cooperation with the SEC staff during the investigation. The penalty of $3.0 million was paid in full in April 2019.

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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and six months ended June 30, 2019 and June 30, 2018, as well as the Notes and Borrower Loans outstanding as of June 30, 2019 and December 31, 2018 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased Six Months Ended June 30,		Interest Earned on Notes and Borrower Loans Six Months Ended June 30,
Related Party	2019	2018	2019	2018
Executive officers and management	$11	$9	$2	$1
Directors (excluding executive officers and management)	208	208	24	22
Total	$219	$217	$26	$23

	Aggregate Amount of Notes and Borrower Loans Purchased Three Months Ended June 30,		Interest Earned on Notes and Borrower Loans Three Months Ended June 30,
Related Party	2019	2018	2019	2018
Executive officers and management	$5	$3	$1	$—
Directors (excluding executive officers and management)	99	107	12	11
Total	$104	$110	$13	$11

	Notes balance as of
Related Party	June 30, 2019	December 31, 2018
Executive officers and management	$34	$32
Directors (excluding executive officers and management)	589	569
	$623	$601

20. Significant Concentrations
Prosper is dependent on third party funding sources such as banks, asset managers, and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the six months ended June 30, 2019, two parties purchased 17% and 10% of such loans, respectively. This compares to 52% for the largest purchasing party for the six months ended June 30, 2018. Further, a significant portion of our business is dependent on funding through the Whole Loan Channel, through which 93% and 93% of Borrower Loans were originated in the six months ended June 30, 2019 and June 30, 2018, respectively.
Prosper receives all of its Borrower Loan transaction fee revenue from WebBank. Prosper earns a transaction fee from WebBank for our services in facilitating originations of Borrower Loans issued by WebBank. The rate of the transaction fee for each individual Borrower Loan is based on the term and credit grade of the Borrower Loan. No individual borrower or investor accounted for 10% or more of consolidated net revenue for any of the periods presented.

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	June 30, 2019	December 31, 2018
Assets
Cash and Cash Equivalents	$12,269	$11,163
Restricted Cash	123,380	136,018
Borrower Loans Receivable at Fair Value	254,070	263,522
Related Party Receivable	914	—
Property and Equipment, Net	5,494	6,426
Servicing Assets	15,461	15,550
Other Assets	144	323
Total Assets	$411,732	$433,002
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$2,224	$4,690
Payable to Related Party	—	1,283
Payable to Investors	117,700	127,253
Notes at Fair Value	253,425	264,003
Other Liabilities	4,617	4,528
Total Liabilities	377,966	401,757
Member's Equity
Member's Equity	24,904	24,904
Retained Earnings	8,862	6,341
Total Member's Equity	$33,766	$31,245
Total Liabilities and Member's Equity	$411,732	$433,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$16,640	$30,836	$33,615	$54,620
Servicing Fees, Net	6,231	7,209	12,876	14,022
Gain (Loss) on Sale of Borrower Loans	(4,053)	(16,181)	(10,879)	(27,754)
Other Revenue	(14)	73	43	136
Total Operating Revenues	18,804	21,937	35,655	41,024
Interest Income on Borrower Loans	10,403	10,907	20,734	21,859
Interest Expense on Notes	(9,735)	(10,177)	(19,384)	(20,388)
Net Interest Income	668	730	1,350	1,471
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(131)	(255)	(218)	(364)
Total Net Revenue	19,341	22,412	36,787	42,131
Expenses
Administration Fee - Related Party	16,773	20,285	31,765	38,175
Servicing	1,304	1,663	2,372	3,478
General and Administrative	34	182	129	365
Total Expenses	18,111	22,130	34,266	42,018
Total Net Income	$1,230	$282	$2,521	$113

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity
(amounts in thousands)

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2018	$24,904	$5,462	$30,366
Net Income	$—	$(169)	$(169)
Balance as of March 31, 2018	$24,904	$5,293	$30,197
Net Income	$—	$282	$282
Balance as of June 30, 2018	$24,904	$5,575	$30,479

Balance as of January 1, 2019	$24,904	$6,341	$31,245
Net Income	$—	$1,291	$1,291
Balance as of March 31, 2019	$24,904	$7,632	$32,536
Net Income	$—	$1,230	$1,230
Balance as of June 30, 2019	$24,904	$8,862	$33,766

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$2,521	$113
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	217	364
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(403)	(295)
Gain on Sale of Borrower Loans	(6,796)	(8,147)
Change in Fair Value of Servicing Rights	6,877	6,552
Depreciation and Amortization	2,203	2,991
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,161,237)	(1,324,100)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,161,237	1,324,114
Other Assets	179	(153)
Accounts Payable and Accrued Liabilities	(2,466)	708
Payable to Investors	(9,553)	(19,668)
Net Related Party Receivable/Payable	(1,131)	2,116
Other Liabilities	97	972
Net Cash Used in Operating Activities	(8,255)	(14,433)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(86,062)	(91,075)
Principal Payment of Borrower Loans Held at Fair Value	84,137	90,963
Purchases of Property and Equipment	(2,337)	(1,894)
Net Cash Used in Investing Activities	(4,262)	(2,006)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	86,713	90,693
Payments of Notes Held at Fair Value	(85,728)	(91,525)
Net Cash (Used in) Provided by Financing Activities	985	(832)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(11,532)	(17,271)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	147,181	148,315
Cash, Cash Equivalents and Restricted Cash at End of the Period	$135,649	$131,044
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$19,986	$22,252
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$35	(116)

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
Prosper Funding did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the six months ended June 30, 2019 and June 30, 2018.
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
2. Significant Accounting Policies
Prosper Funding's significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no changes to these accounting policies during the first six months of 2019.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown in the consolidated statements of cash flows:

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and Cash Equivalents	$12,269	11,163	$10,892	$8,223
Restricted Cash	123,380	136,018	120,152	140,092
Total Cash, Cash Equivalents and Restricted Cash show in the consolidated statements of cash flows	$135,649	$147,181	$131,044	$148,315
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
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Property and equipment:
Internal-use software and web site development costs	$22,075	$22,505
Less accumulated depreciation and amortization	(16,581)	(16,079)
Total property and equipment, net	$5,494	$6,426

Depreciation expense for the three months ended June 30, 2019 and June 30, 2018 was $1.1 million and $1.4 million, respectively. Depreciation expense for the six months ended June 30, 2019 and June 30, 2018 was $2.2 million and $3.0 million, respectively.

4. Borrower Loans and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of June 30, 2019 and December 31, 2018, are presented in the following table (in thousands):

	Borrower Loans		Notes
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Aggregate principal balance outstanding	$257,921	$269,093	$(259,954)	$(272,430)
Fair value adjustments	(3,851)	(5,571)	6,529	8,427
Fair value	$254,070	$263,522	$(253,425)	$(264,003)

At June 30, 2019, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92% and had various maturity dates through June 2024. At December 31, 2018, outstanding Borrower Loans had original maturities of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through December 2023.
Within the change in fair value of Borrower Loans, Prosper Funding recorded a loss of approximately $0.2 million that is attributable to changes in the credit risks related to Borrower Loans during the six months ended June 30, 2019.
As of June 30, 2019, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.2 million and a fair value of $0.9 million. As of December 31, 2018, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.5 million and a fair value of $1.1 million. Prosper Funding places loans on non-accrual status when they are over 120 days past due. As of June 30, 2019 and December 31, 2018, Borrower Loans in non-accrual status had a fair value of $0.4 million and $0.3 million, respectively.
5. Loan Servicing Assets and Liabilities
Prosper Funding accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total losses recognized on the sale of such Borrower Loans were a loss of $4.1 million and $16.2 million for the three months ended June 30, 2019 and June 30, 2018, respectively. The total losses recognized on the sale of such Borrower Loans were a loss of $10.9 million and $27.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively.
As of June 30, 2019, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through June 2024. At December 31, 2018, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through December 2023.
$10.2 million and $11.2 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the three months ended June 30, 2019 and June 30, 2018, respectively. $20.2 million and $21.8 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the six months ended June 30, 2019 and June 30, 2018, respectively.
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
6. Income Taxes
Prosper Funding incurred no income tax provision for the six months ended June 30, 2019 and June 30, 2018. Prosper Funding is a US disregarded entity and its income and loss is included in the return of its parent, PMI. Since PMI is in a loss position, is not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$254,070	$254,070
Servicing Assets	—	—	15,461	15,461
Total Assets	—	—	269,531	269,531
Liabilities:
Notes	$—	$—	$253,425	$253,425
Servicing Liabilities	—	—	4	4
Loan Trailing Fee Liability	—	—	3,249	3,249
Total Liabilities	$—	$—	$256,678	$256,678

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$263,522	$263,522
Servicing Assets	—	—	15,550	15,550
Total Assets	—	—	279,072	279,072
Liabilities:
Notes	$—	$—	$264,003	$264,003
Servicing Liabilities	—	—	12	12
Loan Trailing Fee Liability	—	—	3,118	3,118
Total Liabilities	$—	$—	$267,133	$267,133

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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s level 3 fair value measurements at June 30, 2019 and December 31, 2018:
Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	June 30, 2019	December 31, 2018
Discount rate	4.9% - 12.9%	4.7% - 13.8%
Default rate	2.0% - 16.6%	2.0% - 15.8%

Servicing Assets and Liabilities:

Range
Unobservable Input	June 30, 2019	December 31, 2018
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.6% - 17.6%	1.6% - 16.7%
Prepayment rate	16.3% - 26.1%	15.5% - 25.1%
Market servicing rate	0.625%	0.625%
Loan Trailing Fee Liability:

Range
Unobservable Input	June 30, 2019	December 31, 2018
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.6% - 17.6%	1.6% - 16.7%
Prepayment rate	16.3% - 26.1%	15.5% - 25.1%
The changes in the Borrower Loans, Loans Held for Sale and Notes, which are level 3 assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2019	$263,522	$(264,003)	$—	$(481)
Originations	86,062	(86,713)	1,161,237	1,160,586
Principal repayments	(82,414)	85,728	—	3,314
Borrower Loans sold to third parties	(1,723)	—	(1,161,237)	(1,162,960)
Other changes	(200)	603	—	403
Change in fair value	(11,177)	10,960	—	(217)
Balance at June 30, 2019	$254,070	$(253,425)	$—	$645

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2018	$293,005	$(293,948)	$49	$(894)
Originations	91,075	(90,693)	1,324,100	1,324,482
Principal repayments	(88,947)	91,525	(14)	2,564
Borrower Loans sold to third parties	(2,016)	—	(1,324,100)	(1,326,116)
Other changes	(338)	633	—	295
Change in fair value	(15,418)	15,058	(4)	(364)
Balance at June 30, 2018	$277,361	$(277,425)	$31	$(33)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at April 1, 2019	$259,899	$(258,722)	$—	$1,177
Originations	41,839	(41,774)	670,382	670,447
Principal repayments	(41,215)	41,611	—	396
Borrower Loans sold to third parties	(749)	—	(670,382)	(671,131)
Other changes	(115)	2	—	(113)
Change in fair value	(5,589)	5,458	—	(131)
Balance at June 30, 2019	$254,070	$(253,425)	$—	$645

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at April 1, 2018	$285,584	$(285,095)	$41	$530
Originations	44,799	(44,468)	728,901	729,232
Principal repayments	(43,990)	44,423	(6)	427
Borrower Loans sold to third parties	(950)	—	(728,901)	(729,851)
Other changes	(202)	86	—	(116)
Change in fair value	(7,880)	7,629	(4)	(255)
Balance at June 30, 2018	$277,361	$(277,425)	$31	$(33)

The following table presents additional information about level 3 servicing assets recorded at fair value (in thousands):

Servicing Assets
Fair Value at January 1, 2019	15,550
Additions	6,796
Less: Changes in fair value	(6,885)
Fair Value at June 30, 2019	15,461

Servicing Assets
Fair Value at January 1, 2018	14,598
Additions	8,147
Less: Changes in fair value	(6,583)
Fair Value at June 30, 2018	16,162

Servicing Assets
Fair Value at April 1, 2019	15,174
Additions	3,830
Less: Changes in fair value	(3,543)
Fair Value at June 30, 2019	15,461

Servicing Assets
Fair Value at April 1, 2018	15,023
Additions	4,452
Less: Changes in fair value	(3,313)
Fair Value at June 30, 2018	16,162

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
The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2019	3,118
Issuances	1,297
Cash payment of Loan Trailing Fee	(1,298)
Change in fair value	132
Fair Value at June 30, 2019	3,249
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at June 30, 2019 for Borrower Loans, Loans Held for Sale and Notes funded are presented in the following table (in thousands, except percentages):

	Borrower Loans		Notes
Fair Value at June 30, 2019	$254,070		$253,425
Discount rate assumption:	7.87%	*	7.87%	*
Resulting fair value from:
100 basis point increase	$251,692		$251,050
200 basis point increase	249,371		248,730
Resulting fair value from:
100 basis point decrease	$256,507		$255,859
200 basis point decrease	259,004		258,354
Default rate assumption:	12.55%	*	12.55%	*
Resulting fair value from:
100 basis point increase	$251,033		$250,379
200 basis point increase	248,098		247,437
Resulting fair value from:
100 basis point decrease	$257,166		$256,527
200 basis point decrease	260,274		259,643
* Represents weighted average assumptions considering all credit grades.

The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets, calculated using different market servicing rates and different default rates as of June 30, 2019 (in thousands, except percentages).

Servicing Assets
Fair Value at June 30, 2019	$15,461
Market servicing rate assumptions	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	14,506
Market servicing rate decrease to 0.60%	16,415
Weighted average prepayment assumptions	20.59%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	15,267
Applying a 0.9 multiplier to prepayment rate	15,655
Weighted average default assumptions	11.72%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	15,287
Applying a 0.9 multiplier to default rate	15,638
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
8. Commitments and Contingencies
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining six months of 2019 is $0.9 million. The minimum fee is $1.7 million for the years 2020 and 2021, and the minimum fee is $0.1 million for the year 2022. Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2019, the Company was in compliance with the covenant.
Loan Purchase Commitments
Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $29.8 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2019 and first business day of the quarter ending September 30, 2019. Prosper Funding will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2019.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper Funding and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of June 30, 2019 is $3.7 billion. Prosper Funding had accrued $1.0 million and $0.9 million as of June 30, 2019 and December 31, 2018, respectively, in regard to this obligation.
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
SEC Inquiry
In April 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to Note investors. The Company was advised by the SEC that it was investigating whether violations of federal securities laws had occurred in connection with the error. On April 19, 2019, the SEC accepted an offer of settlement from PFL to resolve the matter. Under the settlement, the SEC alleged a violation of Section 17(a)(2) of the Securities Act and ordered PFL to cease and desist from any future violations of that provision. PFL neither admitted nor denied any wrongdoing, and agreed to pay a civil monetary penalty of $3 million. The SEC credited PFL’s prompt remedial acts in response to the error and the Company’s cooperation with the SEC staff during the investigation. The penalty of $3.0 million was paid in full in April 2019.
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
Prosper Funding’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be related parties of Prosper Funding as of June 30, 2019 and December 31, 2018 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Six Months Ended June 30,		Six Months Ended June 30,
Related Party	2019	2018	2019	2018
Executive officers and management	$11	$9	$2	$1
Directors (excluding executive officers and management)	—	—	—	—
Total	$11	$9	$2	$1

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Three Months Ended June 30,		Three Months Ended June 30,
Related Party	2019	2018	2019	2018
Executive officers and management	$5	$3	$1	$—
Directors (excluding executive officers and management)	—	—	—	—
Total	$5	$3	$1	$—

	Note and Borrower Loan Balance as of
Related Party	June 30, 2019	December 31, 2018
Executive officers and management	$34	$32
Directors (excluding executive officers and management)	—	—
	$34	$32

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
During the year ended December 31, 2018, our marketplace facilitated $2.8 billion in Borrower Loan originations, of which $2.7 billion were funded through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period. From inception through June 30, 2019, our marketplace facilitated $15.4 billion in Borrower Loan originations, of which $13.7 billion were funded through our Whole Loan Channel, representing 89% of the total Borrower Loans originated through our marketplace during this period. In the three months ended June 30, 2019, our marketplace facilitated $759.9 million in Borrower Loan originations, a decrease of 12% from the same period in 2018.
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

Results of Operations
Key Operating and Financial Metrics (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loan Originations	$759,858	$866,894	$1,358,055	$1,611,021
Transaction Fees, Net	33,876	37,988	60,171	69,343
Whole Loans Outstanding (1)	3,728,247	3,902,142	3,728,247	3,902,142
Servicing Fees, Net	5,172	7,487	11,375	14,671
Total Net Revenue	42,930	31,675	73,008	62,125
Core Revenue (2)	50,735	52,308	90,561	98,037
Net Loss	(569)	(12,599)	(23,283)	(24,000)
Adjusted EBITDA (2)	5,331	8,807	5,688	13,327
(1) Balance as of June 30.
(2) Core Revenue and Adjusted EBITDA are non-GAAP Financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable US GAAP measure, see “Non-GAAP Financial Measures.”
Overview
The following tables summarize Prosper’s net loss for the three and six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Total Net Revenue	$42,930	$31,675	11,255	36%
Total Expenses	43,470	44,265	(795)	(2)%
Net Loss Before Taxes	(540)	(12,590)	12,050	(96)%
Income Tax Expense	29	9	20	222%
Net Loss	$(569)	$(12,599)	12,030	(95)%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Total Net Revenue	$73,008	$62,125	10,883	18%
Total Expenses	96,233	86,106	10,127	12%
Net Loss Before Taxes	(23,225)	(23,981)	756	(3)%
Income Tax Expense	58	19	39	205%
Net Loss	$(23,283)	$(24,000)	717	(3)%

Total net revenue for the three months ended June 30, 2019 increased $11.3 million, or 36%, when compared to the three months ended June 30, 2018. The increase was primarily attributable to a $12.8 million decrease in the fair value of warrants vested on the sale of Borrower Loans, which decreased as a result of fewer warrants vesting during the period in connection with the Consortium agreement ending in May 2019. Total expenses for the three months ended June 30, 2019 decreased $0.8 million, a 2% decrease from the three months ended June 30, 2018, primarily due to a $0.7 million greater decrease in the fair value of the preferred stock for the three months ended June 30, 2019 compared to the decrease for the three months ended June 30, 2018. Accordingly, net loss for the three months ended June 30, 2019 decreased $12.0 million when compared to the three months ended June 30, 2018.

Total net revenue for the six months ended June 30, 2019 increased $10.9 million, or 18% when compared to the six months ended June 30, 2018. This increase was primarily attributable to a decrease in the fair value of warrants vested on the sale of Borrower Loans of $18.4 million, which decreased as a result of fewer warrants vesting during the period in connection with the Consortium agreement ending in May 2019. This increase was offset by lower Borrower Loan originations, which decreased 16% on a dollar basis when compared to the six months ended June 30, 2018. Total expenses for the six months ended June 30, 2019 increased $10.1 million, a 12% increase from the six months ended June 30, 2018, primarily due to an increase in the fair value of the preferred stock warrant liability of $5.3 million in the six months ended June 30, 2019 compared to an $8.6 million decrease in the six months ended June 30, 2018. Net loss for the six months ended June 30, 2019 decreased $0.7 million when compared to the six months ended June 30, 2018.

Origination Volume
From inception through June 30, 2019, a total of 1,195,338 Borrower Loans totaling $15.4 billion were originated through Prosper’s marketplace.
During the three months ended June 30, 2019, 55,260 Borrower Loans totaling $759.9 million were originated through Prosper’s marketplace, compared to 65,442 Borrower Loans totaling $866.9 million during the three months ended June 30, 2018. This represented a decrease of 16% in terms of the number of loans and a 12% decrease in the dollar amount of loans. The origination decrease experienced during the quarter ended June 30, 2019 versus the quarter ended June 30, 2018 was due to the impact of credit tightening actions and borrower rate increases to meet investor return expectations.
Loan origination volume by Prosper Rating was as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$98.5	13%	$100.7	12%	$182.2	14%	$197.1	12%
A	186.2	25%	166.8	19%	328.2	24%	297.6	19%
B	191.6	25%	216.1	25%	345.1	25%	394.6	24%
C	169.5	22%	227.3	26%	304.0	22%	431.4	27%
D	66.8	9%	102.1	12%	119.4	9%	191.4	12%
E	16.4	2%	43.6	5%	30.1	2%	80.3	5%
HR	5.1	1%	10.3	1%	9.8	1%	18.6	1%
Other (1)	25.8	3%	—	—%	39.2	3%	—
Total	$759.9		$866.9		$1,358.0		$1,611.0
(1) Represents loans originated through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.
During the three and six months ended June 30, 2019, the mix of originations on the Prosper platform was relatively lower risk when compared to the three and six months ended June 30, 2018, as Prosper tightened its credit underwriting to reduce borrower defaults across its platform during 2018.

Revenue
The following tables summarize Prosper’s revenue for the three and six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$33,876	$37,988	(4,112)	(11)%
Servicing Fees, Net	5,172	7,487	(2,315)	(31)%
Gain (Loss) on Sale of Borrower Loans	3,559	4,163	(604)	(15)%
Fair Value of Warrants Vested on the Sale of Borrower Loans	(7,805)	(20,633)	12,828	(62)%
Other Revenue	2,188	1,015	1,173	116%
Total Operating Revenues	36,990	30,020	6,970	23%
Interest Income
Interest Income on Borrower Loans	23,543	14,556	8,987	62%
Interest Expense on Notes and Warehouse Line	(15,645)	(11,471)	(4,174)	36%
Net Interest Income	7,898	3,085	4,813	156%
Change in Fair Value of Financial Instruments, Net	(1,958)	(1,430)	(528)	37%
Total Net Revenue	42,930	31,675	11,255	36%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$60,171	$69,343	(9,172)	(13)%
Servicing Fees, Net	11,375	14,671	(3,296)	(22)%
Gain (Loss) on Sale of Borrower Loans	6,256	7,512	(1,256)	(17)%
Fair Value of Warrants Vested on the Sale of Borrower Loans	(17,553)	(35,912)	18,359	(51)%
Other Revenue	3,223	2,367	856	36%
Total Operating Revenues	63,472	57,981	5,491	9%
Interest Income
Interest Income on Borrower Loans	41,972	26,916	15,056	56%
Interest Expense on Notes and Warehouse Line	(28,765)	(22,200)	(6,565)	30%
Net Interest Income	13,207	4,716	8,491	180%
Change in Fair Value of Financial Instruments, Net	(3,671)	(572)	(3,099)	542%
Total Net Revenue	73,008	62,125	10,883	18%
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
Transaction fees for the three months ended June 30, 2019 decreased primarily due to lower originations, which was offset by a higher average transaction fee. This equaled 4.46% and 4.38% of the principal amount of originated loans facilitated through Prosper’s marketplace for the three months ended June 30, 2019 and 2018, respectively. This increase in the average transaction fee was due to an increase in the transaction fee rate for loans with certain Prosper Ratings that became effective in the second quarter of 2018 that impacted the loans originated though the platform during the three months ended June 30, 2019.

Transaction fees for the six months ended June 30, 2019 also decreased primarily due to lower originations volumes. This was partially offset by a higher average transaction fee, which equaled 4.43% and 4.30% of the principal amount of originated loans facilitated through Prosper’s marketplace for the six months ended June 30, 2019 and June 30, 2018, respectively. This increase in the average transaction fee was due to an increase in the transaction fee rate for loans with certain Prosper Ratings that became effective in the second quarter of 2018 that impacted the loans originated on the platform during the six months ended June 30, 2019.
Servicing Fees, Net
Prosper earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates us for the costs we incur in servicing the Borrower Loans, including managing payments from borrowers and payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The decrease in servicing fees during the three and six months ended June 30, 2019 was due to the decrease in the overall whole loan balance as compared to the three and six months ended June 30, 2018, which was primarily the result of Prosper consolidating VIEs holding Borrower Loans related to securitizations.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains and losses on Borrower Loans sold through the Whole Loan Channel. The decrease during each of the three and six months ended June 30, 2019 was due to a decrease in loans being originated through the platform as described above.
Fair Value of Warrants Vested on the Sale of Borrower Loans
Fair Value of Warrants Vested on the Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vested when the Consortium purchased whole loans under the Consortium Purchase Agreement. The decrease of $12.8 million and $18.4 million for the three months ended June 30, 2019 and six months ended June 30, 2019 respectively is primarily due to fewer warrants vesting and a lower per warrant value of the warrants that vested during the three and six months ended June 30, 2019. The Consortium Purchase Agreement ended in May 2019.
Other Revenue
Other Revenue consists primarily of credit referral fees and securitization fees. Credit referral fees are where partner companies pay us an agreed upon amount for referrals of customers from our website. Securitization fees represent fees Prosper earns to facilitate securitizations for purchasers of borrower loans. The increase for the three months ended June 30, 2019 and six months ended June 30, 2019 was due to an amended referral partner contract.
Interest Income on Borrower Loans and Interest Expense on Notes, Certificates Issued by Securitization Trust and Warehouse Lines
Prosper recognizes interest income on Borrower Loans using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding Notes based on the contractual interest rates. The interest rate charged on the Borrower Loans is generally 1% higher than the corresponding interest rate on the Note to compensate us for servicing the Borrower Loans. The increase during the three and six months ended June 30, 2019 was due to the net interest earned on the Borrower Loans purchased by Prosper with funding from the Warehouse Lines and the securitizations completed during the first six months of 2019.
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
For Change in fair value of Financial Instruments, Net, the loss increased for both the three and six months ended June 30, 2019 as a result of an increase in the balances of Loans Held for Sale and Borrower Loans and the related charge-offs that are incurred by holding such loans.

Expenses
The following tables summarize Prosper’s expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Expenses
Origination and Servicing	$9,427	$9,192	235	3%
Sales and Marketing	21,450	20,907	543	3%
General and Administrative - Research and Development	4,450	4,153	297	7%
General and Administrative - Other	13,458	13,998	(540)	(4)%
Change in Fair Value of Convertible Preferred Stock Warrants	(4,729)	(3,998)	(731)	18%
Restructuring Charges	5	271	(266)	(98)%
Other Expenses (Income), Net	(591)	(258)	(333)	129%
Total Expenses	$43,470	$44,265	$(795)	(2)%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Expenses
Origination and Servicing	$17,589	$18,013	(424)	(2)%
Sales and Marketing	37,791	39,735	(1,944)	(5)%
General and Administrative - Research and Development	8,906	8,421	485	6%
General and Administrative - Other	27,771	28,444	(673)	(2)%
Change in Fair Value of Convertible Preferred Stock Warrants	5,327	(8,602)	13,929	(162)%
Restructuring Charges	86	595	(509)	(86)%
Other Expenses (Income), Net	(1,237)	(500)	(737)	147%
Total Expenses	$96,233	$86,106	$10,127	12%

As of June 30, 2019, Prosper had 403 full-time employees compared to 396 full-time employees as of June 30, 2018. The following table reflects full-time employees as of June 30, 2019 and 2018 by department:

	June 30, 2019	June 30, 2018
Origination and Servicing	156	172
Sales and Marketing	16	10
General and Administrative - Research and Development	94	86
General and Administrative - Other	137	128
Total Headcount	403	396
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits, and stock-based compensation expense related to Prosper’s credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The increase for the three months ending June 30, 2019 was due to a $0.5 million increase in outsourced services, which was offset by a $0.3 million decrease in compensation costs. The decrease for the six months ending June 30, 2019 was due to a $0.5 million decrease in compensation costs.

Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing, as well as the compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended June 30, 2019, the increase was driven by a $2.3 million or 31% increase in partnership costs as Prosper increased its partnership activities, a $1.3 million increase in compensation costs due to an increase in headcount and an $0.3 million increase in outsourced services. The increase was offset by a decrease in direct mailing costs of $2.0 million or 21% and a $0.8 million or 29% decrease in online marketing costs.
For the six months ended June 30, 2019, the decrease was driven by a $7.6 million or 37% decrease in direct mailing costs as Prosper decreased the size of its direct mail campaigns. The decrease was offset by a $4.7 million, or 38%, increase in partnership costs as Prosper significantly increased partnership activities.
General and Administrative - Research and Development
Research and Development costs consist primarily of salaries, benefits, and stock-based compensation expense related to engineering and product development employees and related vendor costs. The increase during the three months ended June 30, 2019 was due to a $0.3 million increase in outside contractors. The increase during the six months ended June 30, 2019 was due to a $0.4 million increase in outside contractors. Prosper capitalized internal-use software and website development costs in the amount of $2.3 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively. Prosper capitalized internal-use software and website development costs in the amount of $4.3 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively.
General and Administrative - Other
General and Administrative expenses consist primarily of salaries, benefits, and stock-based compensation expense related to accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expense. The decrease for the three months ended June 30, 2019 was primarily due to a $0.5 million decrease in depreciation and a $0.7 million decrease in stock based compensation. The decrease for the six months ended June 30, 2019 was primarily due to a $1.0 million decrease in depreciation.
Change in Fair Value of Convertible Preferred Stock Warrants
The gain reflected in Changes in the Fair Value of Convertible Preferred Stock Warrants increased in the three months ended June 30, 2019 due to a decrease in the fair value of the underlying convertible preferred stock and a larger quantity of vested Convertible Preferred Stock Warrants subject to fair value changes. The gain reflected in Changes in the Fair Value of Convertible Preferred Stock Warrants for the six months ended June 30, 2018 moved to a loss in the six months ended June 30, 2019 due to a net increase in the fair value of the underlying convertible preferred stock during the six months ended June 30, 2019.
Restructuring Charges
Restructuring Charges consist of personnel and facilities related costs related to the strategic restructuring of the business that Prosper announced on May 3, 2016. For the three and six months ended June 30, 2019 and 2018, the expenses relate to adjustments to the existing liabilities.
Other Expenses (Income)
Other Expenses (Income) includes interest income. The increases for the three and six months ended June 30, 2019 were due to increases in interest income achieved by a higher yield on cash, cash equivalents and available for sale investments.
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
The Fair Value of Warrants Vested on the Sale of Borrower Loans relates to the Consortium Purchase Agreement. This agreement expired in May 2019 and Prosper currently does not expect to sign a similar agreement to replace it. As a result, we believe that providing the Core Revenue metric that excludes the impact of our Fair Value of Warrants Vested on Sale of Borrower Loans is useful to investors.
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
Because of these limitations, you should consider Core Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with US GAAP. The following table presents a reconciliation of Total Net Revenue to Core Revenue for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Net Revenue	$42,930	$31,675	$73,008	$62,125
Less: Fair Value of Warrants Vested on Sale of Borrower Loans	(7,805)	(20,633)	(17,553)	(35,912)
Core Revenue	$50,735	$52,308	$90,561	$98,037

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
The following table presents a reconciliation of Net Loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Loss	$(569)	$(12,599)	$(23,283)	$(24,000)
Fair Value of Warrants Vested on Sale of Borrower Loans	7,805	20,633	17,553	35,912
Depreciation expense:
Servicing and Origination	1,276	1,413	2,422	2,991
General & Administration - Other	527	1,007	1,181	2,142
Amortization of Intangibles	70	89	140	201
Stock-Based Compensation	1,235	2,253	2,850	4,584
Restructuring Charges	4	271	86	595
Change in the Fair Value of Warrants	(4,729)	(3,998)	5,327	(8,602)
Interest Income on Available for Sale Securities, Cash and Cash Equivalents	(317)	(271)	(646)	(515)
Income Tax Expense	29	9	58	19
Adjusted EBITDA	$5,331	$8,807	$5,688	$13,327

Expenses on the condensed consolidated statement of operations include the following amount of stock based compensation for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Origination and servicing	108	241	304	456
Sales and marketing	63	108	145	216
General and administrative	1,064	1,904	2,401	3,912
Total stock based compensation	$1,235	$2,253	$2,850	$4,584

Liquidity and Capital Resources
We currently anticipate that our available funds, Warehouse Lines, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
The following table summarizes Prosper’s cash flow activities for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Net Loss	$(569)	$(12,599)
Net cash provided by (used in) by operating activities	(17,712)	(61,006)
Net cash (used in) provided by investing activities	20,517	11,840
Net cash provided by financing activities	13,323	30,996
Net increase in cash, cash equivalents and restricted cash	16,128	(18,170)
Cash, cash equivalents and restricted cash at the beginning of the period	212,986	211,374
Cash, cash equivalents and restricted cash at the end of the period	$229,114	$193,204

Cash, cash equivalents and restricted cash ("net cash") increased for the three months ended June 30, 2019 primarily due to the $37.7 million provided by the Warehouse Lines and $8.9 million of net income, net of non-cash items and net maturity of $2.8 million in available for sale securities. This is offset by the $26.2 million of net purchases of borrower loans by Prosper and the $2.2 million of purchases of property and equipment. Net cash provided by financing activities primarily represents proceeds from the Warehouse Lines, the issuance and payments of Notes and payments related to the securitizations.
The following table summarizes Prosper’s cash flow activities for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net Loss	$(23,283)	$(24,000)
Net cash provided by (used in) by operating activities	(49,334)	(121,839)
Net cash (used in) provided by investing activities	36,627	15,725
Net cash provided by financing activities	34,762	100,855
Net increase in cash, cash equivalents and restricted cash	22,055	(5,259)
Cash, cash equivalents and restricted cash at the beginning of the period	207,059	198,463
Cash, cash equivalents and restricted cash at the end of the period	$229,114	$193,204

Cash, cash equivalents and restricted cash ("net cash") increased for the six months ended June 30, 2019 primarily due to the $69.4 million provided by the Warehouse Lines and $14.4 million of net income, net of non-cash items and net maturity of $20.8 million in available for sale securities. This is offset by the $12.7 million in less cash held on the platform by investors that is classified as restricted cash, the $52.4 million of net purchases of borrower loans by Prosper and the $5.0 million of purchases of property and equipment. Net cash provided by financing activities primarily represents proceeds from the Warehouse Lines, the issuance and payments of Notes and payments related to the securitizations.
During the six months ended June 30, 2019, Prosper contributed Loans Held for Sale and cash to two securitization deals, PMIT 2019-1 and PMIT 2019-2. As part of the securitization program, Prosper contributed $147.8 million of Borrower Loans and $6.1 million of cash in return for residual certificates in the securitization trusts and payments of $130.3 million to reduce the amount outstanding in Prosper's Warehouse Lines. These securitization trusts are VIEs that Prosper consolidates, and as a result, Prosper includes the Borrower Loans and related debt of these securitization trusts on Prosper's balance sheet. The payments on the Warehouse Lines increase the borrowing capacity under the Warehouse Lines for future Borrower Loan purchases.
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
Critical Accounting Policies
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to these critical accounting estimates during the first six months of 2019.

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
Prosper Funding was formed in the state of Delaware on February 17, 2012 as a limited liability company with PMI as its sole equity member. Prosper Funding was formed by PMI to hold Borrower Loans originated through the Note Channel and issue related Notes. Although Prosper Funding is consolidated with PMI for accounting and tax purposes, Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding. Prosper Funding’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that Prosper Funding would become subject to bankruptcy proceedings directly. Prosper Funding seeks to achieve this by placing certain restrictions on its activities and implementing certain formal procedures designed to expressly reinforce its status as a distinct corporate entity from PMI.
PFL formed PAH on October 4, 2013 as a limited liability company with the sole equity member being PFL. PAH was dissolved on November 28, 2018. PFL formed Prosper Depositor LLC on March 29, 2017 as a limited liability company with the sole equity member being PFL.
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
Results of Operations
Overview
The following tables summarize Prosper Funding’s net income for the three and six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Total Net Revenue	$19,341	$22,412	$(3,071)	(14)%
Total Expenses	18,111	22,130	(4,019)	(18)%
Net Income (Loss)	$1,230	$282	$948	336%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Total Net Revenue	36,787	42,131	$(5,344)	(13)%
Total Expenses	34,266	42,018	(7,752)	(18)%
Net Income (Loss)	$2,521	$113	$2,408	2,131%

Total net revenue for the three months ended June 30, 2019 decreased $3.1 million, a 14% decrease from the three months ended June 30, 2018, primarily due to the decreased number of loan listings on the marketplace during the period, which resulted in decreased administration fee revenue for the listing driven portion of such fee. Total expenses for the three months ended June 30, 2019 decreased $4.0 million, an 18% decrease from the three months ended June 30, 2018, primarily due to lower corporate administration fees related to the origination driven portion of such fees during the current period.
Total net revenue for the six months ended June 30, 2019 decreased $5.3 million, a 13% decrease from the six months ended June 30, 2018, primarily due to the decreased number of loan listings on the marketplace during the period, which resulted in decreased administration fee revenue for the listing driven portion of such fee. Total expenses for the six months ended June 30, 2019 decreased $7.8 million, a 18% decrease from the six months ended June 30, 2018, primarily due to lower corporate administration fees related to the origination driven portion of such fees during the current period.

Revenue
The following tables summarize Prosper Funding’s revenue for the three and six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$16,640	$30,836	(14,196)	(46)%
Servicing Fees, Net	6,231	7,209	(978)	(14)%
Gain (Loss) on Sale of Borrower Loans	(4,053)	(16,181)	12,128	(75)%
Other Revenue	(14)	73	(87)	(119)%
Total Operating Revenues	18,804	21,937	(3,133)	(14)%
Interest Income on Borrower Loans	10,403	10,907	(504)	(5)%
Interest Expense on Notes	(9,735)	(10,177)	442	(4)%
Net Interest Income	668	730	(62)	(8)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(131)	(255)	124	(49)%
Total Net Revenue	$19,341	$22,412	(3,071)	(14)%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$33,615	$54,620	(21,005)	(38)%
Servicing Fees, Net	12,876	14,022	(1,146)	(8)%
Gain (Loss) on Sale of Borrower Loans	(10,879)	(27,754)	16,875	(61)%
Other Revenue	43	136	(93)	(68)%
Total Operating Revenues	35,655	41,024	(5,369)	(13)%
Interest Income on Borrower Loans	20,734	21,859	(1,125)	(5)%
Interest Expense on Notes	(19,384)	(20,388)	1,004	(5)%
Net Interest Income	1,350	1,471	(121)	(8)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(218)	(364)	146	(40)%
Total Net Revenue	$36,787	$42,131	(5,344)	(13)%

Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay PFL a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a rebates fee based on rebates given to investors as an incentive to purchase Borrower Loans from PFL. The decrease in revenue for the three months ended June 30, 2019 was the result of a decrease in license fees owing to fewer loan listings being generated on the marketplace during that period, as well as a decrease in the rebate fee due to a decrease in the rebates given under the Consortium Agreement. The decrease in revenue for the six months ended June 30, 2019 was the result of a decrease in license fees owing to fewer loan listings being generated on the marketplace during that period, as well as a decrease in the rebate fee due to a decrease in the rebates given under the Consortium Agreement.
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
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains (losses) on Borrower Loans sold through the Whole Loan Channel. The loss for the three months ended June 30, 2019 decreased $12.1 million due to a $12.9 million decrease in rebates primarily due a decrease in losses from warrants issued by PMI to the Consortium. The loss for the three months ended June 30, 2019 decreased $16.9 million due to a $18.7 million decrease in rebates primarily due a decrease in losses from warrants issued by PMI to the Consortium.
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
The following table summarizes the fair value adjustments for the three and six month periods ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Borrower Loans	$(5,589)	$(7,880)	$(11,177)	$(15,418)
Loans Held for Sale	—	(4)	—	(4)
Notes	5,458	7,629	10,960	15,058
Total	$(131)	$(255)	$(217)	$(364)
Expenses
The following tables summarize Prosper Funding’s expenses for the three and six month periods ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$16,773	$20,285	(3,512)	(17)%
Servicing	1,304	1,663	(359)	(22)%
General and Administrative	34	182	(148)	(81)%
Total Expenses	$18,111	$22,130	(4,019)	(18)%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$31,765	$38,175	(6,410)	(17)%
Servicing	2,372	3,478	(1,106)	(32)%
General and Administrative	129	365	(236)	(65)%
Total Expenses	$34,266	$42,018	(7,752)	(18)%

Administration Fee Expense - Related Party
Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, PFL is required to pay PMI a corporate administration fee, a fee for each Borrower Loan originated through the marketplace, a proportion of all servicing fees collected by or on behalf of PFL, and all nonsufficient funds fees collected by or on behalf of Prosper Funding. The decrease in fees for the three months ended June 30, 2019 was due to the decreased origination volume of Borrower Loans.
Servicing
Servicing costs consist primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The decrease for the three months ended June 30, 2019 was primarily due to a decrease in amortization of internal use software.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. The decrease for the three and six months ended June 30, 2019 was primarily due to a reduction in bank charges.
Liquidity and Capital Resources
We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.

The following table summarizes Prosper Funding’s cash flow activities for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net Income	$2,521	$113
Net cash provided by (used in) operating activities	(8,255)	$(14,433)
Net cash used in investing activities	(4,262)	(2,006)
Net cash (used in) provided by financing activities	985	(832)
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,532)	(17,271)
Cash, cash equivalents and restricted cash at the beginning of the period	147,181	148,315
Cash, cash equivalents and restricted cash at the end of the period	$135,649	$131,044

The net decrease in cash, cash equivalents and restricted cash for the six months ended June 30, 2019, is primarily due to the net $9.6 million less cash held on the platform by investors that is classified as restricted cash. Net cash used in investing activities primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.
Income Taxes
Prosper Funding incurred no income tax expense for the six months ended June 30, 2019 and 2018. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of June 30, 2019, Prosper Funding has not engaged in any off-balance sheet financing activities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk
Prosper Marketplace, Inc.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Borrower Loans classified as held for sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Borrower Loans held on our balance sheet. The Company’s future investment income may fall short of expectations, or the Company may suffer a loss in principal if the Company is forced to sell Borrower Loans, which have declined in market value due to changes in interest rates as stated above. Changes in the market value of Borrower Loans classified as held for sale are recorded through the Statement of Operations. The fair value of Borrower Loans which are held on our balance sheet as held for sale was $115.0 million as of June 30, 2019.
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

The Company is also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $101.4 million as of June 30, 2019. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently out of the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
Prosper had cash and cash equivalents of $68.1 million as of June 30, 2019, and $57.9 million as of December 31, 2018. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the cash and cash equivalents.
Interest Rate Sensitivity
Prosper holds available for sale investments. The fair value of Prosper’s available for sale investment portfolio was $1.5 million and $22.2 million as of June 30, 2019 and December 31, 2018, respectively. These investments consisted of U.S. Treasury Bills, and U.S. Treasury securities. To mitigate the risk of loss, Prosper’s investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, Prosper limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on Prosper’s available for sale investments and the market value of those investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $11 thousand in the fair value of Prosper’s available for sale investments as of June 30, 2019, and of approximately $40 thousand in the fair value of Prosper’s available for sale investments as of December 31, 2018. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $11 thousand in the fair value of Prosper’s available for sale investments as of June 30, 2019, and of approximately $40 thousand in the fair value of Prosper’s available for sale investments as of December 31, 2018. Any realized gains or losses resulting from such interest rate changes would only be recorded if Prosper sold the investments prior to maturity and the investments were not considered other-than-temporarily impaired.
Prosper’s investment in Borrower Loans held for sale was $115.0 million and $183.8 million as of June 30, 2019 and December 31, 2018, respectively. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.1 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of June 30, 2019, and of approximately $1.8 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of December 31, 2018. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $1.1 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of June 30, 2019, and of approximately $1.8 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of December 31, 2018. Any realized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans on our balance sheet.
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
Prosper Funding had cash and cash equivalents of $12.3 million as of June 30, 2019, and $11.2 million as of December 31, 2018. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of June 30, 2019. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Neither PFL nor its subsidiary is currently subject to any material legal proceedings.
Neither PMI nor any of its subsidiaries is currently subject to any material legal proceedings.
This Item should be read in conjunction with the disclosures contained in Part I, Item 1, "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
Item 1A. Risk Factors
You should carefully consider all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

RISKS RELATED TO COMPLIANCE AND REGULATION
If our marketplace were found to violate a state's usury laws, we may have to alter our business model and our business could be harmed.
The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are based upon the ability under federal law of the issuing bank that originates the loan to export the interest rates of the state where it is located and on Prosper's ability to assist the bank in arranging such loans. WebBank, the bank that issues loans through our marketplace, exports the interest rates of Utah, which allows parties to generally agree by contract to any interest rate. The interest rates offered by WebBank through our marketplace for Borrower Loans as of June 30, 2019 range from 5.31% to 31.82%, which equate to interest rates for Note investors that range from 4.31% to 30.82%. Some states where borrowers are located, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our marketplace. If a borrower were to successfully bring claims against us for state usury or other state law violations, we could be subject to fines and penalties. Further, if the current structure under which WebBank makes loans through our marketplace were successfully challenged, we may have to substantially modify our business operations and may be required to maintain state-specific licenses and only provide a limited range of interest rates for Borrower Loans, all of which may substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results. Recent litigation has successfully challenged lending arrangements in which banks or other exempt entities make loans and sell those loans to a third party charged with servicing the loans.
In addition, it is possible that state usury laws may impose liability that could affect an assignee's (i.e., PFL's and/or an investor who purchases Borrower Loans from PFL) ability to continue to charge to borrowers the interest rates that they agreed to pay at origination of their Borrower Loans.
In May 2015, the U.S. Court of Appeals for the Second Circuit issued a decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. On November 10, 2015, the defendant in the Madden case filed a petition for a writ of certiorari with the United States Supreme Court for further review of the Second Circuit’s decision. On June 27, 2016, the United States Supreme Court denied the petition and refused to review the case, leaving the decision of the Second Circuit intact and binding on federal courts in Connecticut, New York and Vermont. The Madden decision has created some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and may create an increased risk of litigation by plaintiffs challenging our ability to collect interest in accordance with the terms of Borrower Loans. While the decision specifically addressed preemption under the National Bank Act, it could support future challenges to federal preemption for other institutions, including an FDIC-insured, state chartered industrial bank like WebBank. However, although there can be no assurances as to the outcome of any potential litigation, or the possible impact of the litigation on our marketplace, we believe the Madden case addressed facts that are not presented by our marketplace lending platform and thus would not apply to Borrower Loans.
More recently, in January 2017, the Administrator of the Colorado Uniform Consumer Credit Code filed suits against online loan platforms Marlette Funding, LLC and Avant, Inc. The Administrator claims that loans to Colorado residents facilitated through these platforms were required to comply with Colorado laws regarding interest rates and fees, and that such laws were not preempted by the federal laws that apply to loans originated by Cross River Bank and WebBank, the federally regulated issuing banks that originate loans through the platforms operated by Marlette and Avant, respectively. In response to the Colorado regulator's lawsuits, Cross River Bank and WebBank have each intervened in the state court case filed against

Marlette and Avant, respectively. We have been in discussions with the Colorado Department of Law regarding certain terms of Borrower Loans offered to Colorado residents. Effective as of July 30, 2019, we and the Administrator entered into a stipulation for the continued operation of the loan program in Colorado, subject to certain financing charge and late fee restrictions during the period that the stipulation is in effect. The stipulation is intended to preserve the status quo pending resolution of the litigation against each of Marlette and Avant, but may be terminated with 21 days' notice by either party. No further assurance can be provided as to the timing or outcome of these matters.
We and our counsel are continuing to monitor these matters closely and, as developments warrant, we will consider any necessary changes to our marketplace required to avoid the impact of these cases on our business model. Because of investor demand, the maximum annual percentage rates offered through our marketplace may be lower in some states than others.
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

3.2	Amended and Restated Certificate of Incorporation of PMI, as further amended on October 15, 2018 (incorporated by reference to Exhibit 3.2 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on November 14, 2018)

3.3	PFL Certificate of Formation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by PFL)

3.4	Bylaws of PMI, as amended by an Amendment No. 1 dated February 15, 2016 (incorporated by reference to Exhibit 3.2 of PMI's and PFL's Form 10-Q, filed on August 15, 2016)

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.2)

4.2
Amended and Restated Indenture, dated January 22, 2013, between PFL and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.3	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (1)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (1)

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

August 12, 2019	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer and President of Prosper Funding LLC
(Principal Executive Officer)

August 12, 2019	/s/ Usama Ashraf
Usama Ashraf
Chief Financial Officer of Prosper Marketplace, Inc.
Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)