Form 10-Q
period 2019-09-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2019-11-12
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
As of November 5, 2019, there were 70,637,566 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
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

Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	September 30, 2019	December 31, 2018
Assets
Cash and Cash Equivalents	$55,300	$57,945
Restricted Cash (1)	158,302	149,114
Available for Sale Investments, at Fair Value	1,500	22,173
Accounts Receivable (1)	1,670	5,119
Loans Held for Sale, at Fair Value (1)	231,644	183,788
Borrower Loans, at Fair Value (1)	540,969	263,522
Property and Equipment, Net	31,299	15,273
Prepaid and Other Assets (1)	7,048	4,643
Servicing Assets	12,936	14,687
Goodwill	36,368	36,368
Intangible Assets, Net	789	999
Total Assets	$1,077,825	$753,631
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$20,305	$19,967
Payable to Investors	113,507	127,538
Notes, at Fair Value	247,725	264,003
Notes Issued by Securitization Trust (1)	260,060	—
Certificates Issued by Securitization Trust, at Fair Value (1)	37,564	—
Warehouse Lines (1)	205,818	162,488
Other Liabilities	23,565	10,629
Convertible Preferred Stock Warrant Liability	152,342	143,679
Total Liabilities	1,060,886	728,304
Commitments and Contingencies (see Note 18)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of September 30, 2019 and December 31, 2018; 214,637,925 issued and outstanding as of September 30, 2019 and December 31, 2018. Aggregate liquidation preference of $375,952 as of September 30, 2019 and December 31, 2018.	323,793	323,793
Stockholders' Deficit
Common Stock – $0.01 par value; 625,000,000 shares authorized; 71,573,501 shares issued and 70,637,566 shares outstanding, as of September 30, 2019; 71,411,145 shares issued and 70,475,210 shares outstanding, as of December 31, 2018.	230	229
Additional Paid-In Capital	149,598	145,486
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(433,265)	(420,751)
Accumulated Other Comprehensive Loss	—	(13)
Total Stockholders' Deficit	(306,854)	(298,466)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$1,077,825	$753,631
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

	September 30, 2019	December 31, 2018
Assets of consolidated VIEs, included in total assets above
Restricted Cash	$28,402	$—
Accounts Receivable	—	3,902
Loans Held for Sale, at Fair Value	231,644	183,788
Borrower Loans, at Fair Value	293,252	—
Prepaid and Other Assets	3,155	1,393
Total assets of consolidated variable interest entities	$556,453	$189,083
Liabilities of consolidated VIEs, included in total liabilities above
Notes Issued by Securitization Trust	$260,060	$—
Certificates Issued by Securitization Trust, at Fair Value	37,564	—
Warehouse Lines	205,818	162,488
Total liabilities of consolidated variable interest entities	$503,442	$162,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Operating Revenues
Transaction Fees, Net	$32,466	$28,225	$92,637	$97,567
Servicing Fees, Net	6,165	7,339	17,540	22,009
Gain on Sale of Borrower Loans	2,577	3,139	8,834	10,652
Fair Value of Warrants Vested on Sale of Borrower Loans	—	(19,561)	(17,553)	(55,473)
Other Revenue	1,608	1,453	4,831	3,820
Total Operating Revenues	42,816	20,595	106,289	78,575
Interest Income
Interest Income on Borrower Loans	29,113	15,088	71,084	42,005
Interest Expense on Notes, Certificates Issued by Securitization Trust, and Warehouse Lines	(17,339)	(11,772)	(46,104)	(33,972)
Net Interest Income	11,774	3,316	24,980	8,033
Change in Fair Value of Financial Instruments, Net	(11,229)	(3,229)	(14,901)	(3,801)
Total Net Revenue	43,361	20,682	116,368	82,807
Expenses
Origination and Servicing	8,464	8,313	26,052	26,326
Sales and Marketing	20,484	23,415	58,275	63,150
General and Administrative	18,195	18,066	54,879	54,931
Restructuring Charges, Net	7	218	86	813
Change in Fair Value of Convertible Preferred Stock Warrants	(14,217)	(9,283)	(8,890)	(17,885)
Other Expenses (Income), Net	(370)	(276)	(1,607)	(776)
Total Expenses	32,563	40,453	128,795	126,559
Net Income (Loss) Before Taxes	10,798	(19,771)	(12,427)	(43,752)
Income Tax Expense	29	8	87	27
Net Income (Loss)	$10,769	$(19,779)	$(12,514)	$(43,779)
Less: Net Income Allocated to Participating Securities	(7,994)	—	—	—
Net Income (Loss) Attributable to Common Stockholders	$2,775	$(19,779)	$(12,514)	$(43,779)
Net Income (Loss) Per Share – Basic	$0.04	$(0.28)	$(0.18)	$(0.62)
Net Income (Loss) Per Share – Diluted	$0.01	$(0.28)	$(0.18)	$(0.62)
Weighted-Average Shares – Basic	70,606,805	70,394,269	70,532,641	70,353,819
Weighted-Average Shares – Diluted	285,810,755	70,394,269	70,532,641	70,353,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income (Loss)	$10,769	$(19,779)	$(12,514)	$(43,779)
Other Comprehensive Income (Loss), Before Tax
Change in Net Unrealized Gain (Loss) on Available for Sale Investments, at Fair Value	(8)	23	13	35
Other Comprehensive Income (Loss), Before Tax	(8)	23	13	35
Income Tax Effect	—	—	—	—
Other Comprehensive Income (Loss), Net of Tax	(8)	23	13	35
Comprehensive Income (Loss)	$10,761	$(19,756)	$(12,501)	$(43,744)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	214,637,925	$323,793	75,652,445	$229	(5,177,235)	$(23,417)	$145,486	$(13)	$(420,751)	$(298,466)
Exercise of vested stock options	—	—	16,085	—	—	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	—	—	1,714	—	—	1,714
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	10	—	10
Net Loss	—	—	—	—	—	—	—	—	(22,714)	(22,714)
Balance as of March 31, 2019	214,637,925	$323,793	75,668,530	$229	(5,177,235)	$(23,417)	$147,204	$(3)	$(443,465)	$(319,452)
Exercise of vested stock options	—	—	75,231	1	—	—	8	—	—	9
Stock-based compensation expense	—	—	—	—	—	—	1,316	—	—	1,316
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	11	—	11
Net Loss	—	—	—	—	—	—	—	—	(569)	(569)
Balance as of June 30, 2019	214,637,925	$323,793	75,743,761	$230	(5,177,235)	$(23,417)	$148,528	$8	$(444,034)	$(318,685)
Exercise of vested stock options	—	—	71,040	—	—	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	—	—	1,058	—	—	1,058
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	(8)	—	(8)
Net Income (Loss)	—	—	—	—	—	—	—	—	10,769	10,769
Balance as of September 30, 2019	214,637,925	$323,793	75,814,801	$230	(5,177,235)	$(23,417)	$149,598	$—	$(433,265)	$(306,854)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2018	214,637,925	$323,793	75,468,234	$228	(5,177,235)	$(23,417)	$136,653	$(73)	$(380,806)	$(267,415)
Exercise of vested stock options	—	—	43,746	—	—	—	8	—	—	8
Restricted stock vested	—	—	—	—	—	—	5	—	—	5
Exercise of warrants	—	—	8,200	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,425	—	—	2,425
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	(16)	—	(16)
Net Loss	—	—	—	—	—	—	—	—	(11,401)	(11,401)
Balance as of March 31, 2018	214,637,925	$323,793	75,520,180	$228	(5,177,235)	$(23,417)	$139,091	$(89)	$(392,207)	$(276,394)
Exercise of vested stock options	—	—	39,046	—	—	—	8	—	—	8
Restricted stock vested	—	—	—	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	—	—	2,358	—	—	2,358
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	27	—	27
Net Loss	—	—	—	—	—	—	—	—	(12,599)	(12,599)
Balance as of June 30, 2018	214,637,925	$323,793	75,559,226	$228	(5,177,235)	$(23,417)	$141,463	$(62)	$(404,806)	$(286,594)
Exercise of vested stock options	—	—	93,219	1	—	—	12	—	—	13
Restricted stock vested	—	—	—	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	1,920	—	—	1,920
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	23	—	23
Net Loss	—	—	—	—	—	—	—	—	(19,779)	(19,779)
Balance as of September 30, 2018	214,637,925	$323,793	75,652,445	$229	$(5,177,235)	$(23,417)	$143,397	$(39)	$(424,585)	$(304,415)

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from Operating Activities:
Net Loss	$(12,514)	$(43,779)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments, Net	16,259	3,801
Depreciation and Amortization	5,649	7,708
Amortization of Operating Lease Right-of-use Asset	2,469	—
Gain on Sales of Borrower Loans	(9,237)	(10,658)
Change in Fair Value of Servicing Rights	9,930	9,891
Stock-Based Compensation Expense	3,838	6,412
Restructuring Liability	—	813
Fair Value of Warrants Vested	17,553	55,473
Change in Fair Value of Warrants	(8,890)	(17,885)
Other, Net	369	(873)
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,809,133)	(1,867,010)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,656,506	1,751,517
Accounts Receivable	3,449	(4,788)
Prepaid and Other Assets	(4)	1,689
Accounts Payable and Accrued Liabilities	452	2,915
Payable to Investors	(14,031)	(8,316)
Other Liabilities	(3,245)	(3,134)
Net Cash Used in Operating Activities	(140,580)	(116,224)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(127,524)	(134,671)
Principal Payments of Borrower Loans Held at Fair Value	179,298	133,945
Purchases of Property and Equipment	(7,657)	(4,239)
Purchases of Available for Sale Investments, at Fair Value	(1,488)	(14,841)
Maturities of Available for Sale Investments	22,263	40,000
Net Cash Provided by Investing Activities	64,892	20,194
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	128,152	134,490
Payments of Notes Held at Fair Value	(126,721)	(134,943)
Principal Payments on Notes Issued by Securitization Trust	(83,419)	—
Principal Payments on Certificates Issued by Securitization Trust	(8,445)	—
Proceeds from Securitization Issuance	5,642	—
Proceeds from Revolving Debt Facilities	173,611	103,097
Payment for Debt Issuance Costs	(6,614)	(1,428)
Proceeds from Exercise of Warrants and Stock Options	25	31
Net Cash Provided by Financing Activities	82,231	101,247
Net Increase in Cash, Cash Equivalents and Restricted Cash	6,543	5,217
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	207,059	198,463
Cash, Cash Equivalents and Restricted Cash at End of the Period	$213,602	$203,680
Supplemental Disclosure of Cash Flow Information:

	Nine Months Ended September 30,
	2019	2018
Cash Paid for Interest	$44,253	$33,895
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$516	$619
Non-Cash Investing Activity - Consolidation of Borrower Loans, at Fair Value	$(262,565)	$—
Non-Cash Financing Activity - Issuance of Securitization Notes and Certificates	$395,544	$—
Non-Cash Financing Activity - Derecognition of Warehouse Line debt	$(130,322)	$—

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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no changes to these accounting policies during the first nine months of 2019 other than the changes noted below.
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

The following table provides a reconciliation of Cash, Cash Equivalents, and Restricted Cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows:

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and Cash Equivalents	$55,300	$57,945	$58,447	$45,795
Restricted Cash	158,302	149,114	145,233	152,668
Total Cash, Cash Equivalents and Restricted Cash shown in the consolidated statements of cash flows	$213,602	$207,059	$203,680	$198,463

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
Leases
We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are included on our condensed consolidated balance sheets in the Property and Equipment, Net and the Other Liabilities sections, respectively.

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

Prosper has elected the package of practical expedients, which allows us not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. We did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. We also elected a practical expedient that allowed us to not separate non-lease components from lease components and instead to account for each lease and non-lease component as a single lease component. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of ROU assets of approximately $16.1 million, lease liabilities for operating leases of approximately $21.6 million, a reduction in existing other liabilities of $5.1 million related to deferred rent and restructuring liabilities, and no cumulative-effect adjustment on retained earnings on Prosper's Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations.

Accounting Standards Issued, To Be Adopted By Prosper In Future Periods
In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which will be effective for interim and annual periods beginning after December 15, 2019. For loans accounted for at amortized cost, the guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. Because Prosper accounts for Borrower Loans at fair value through net income, Prosper expects no impact on its loan portfolios upon adoption. For certain available for sale investments, the guidance will require recognition of expected credit losses through recording an allowance for credit losses. The recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. Prosper does not expect the targeted amendments to the available for sale debt securities impairment model to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard eliminates Step 2 from the goodwill impairment test, which requires a hypothetical purchase price allocation. Prosper will continue to have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard should be applied on a prospective basis. Prosper does not expect the adoption of this guidance to impact its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The guidance only affects disclosures in the notes to the consolidated financial statements and will not affect Prosper’s balance sheet or statements of operations.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year and early adoption is permitted. Prosper will prospectively capitalize all eligible costs related to cloud computing arrangements starting January 1, 2020.

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
3. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Property and Equipment:
Operating lease right-of-use assets	$16,138	$—
Computer equipment	12,797	15,193
Internal-use software and website development costs	24,783	22,505
Office equipment and furniture	2,999	3,015
Leasehold improvements	7,158	7,157
Assets not yet placed in service	4,647	2,745
Property and equipment	68,522	50,615
Less accumulated depreciation and amortization	(37,223)	(35,342)
Total Property and Equipment, Net	$31,299	$15,273

Depreciation and amortization expense for Property and Equipment for the three months ended September 30, 2019 and September 30, 2018 was $1.8 million and $2.3 million, respectively. Depreciation and amortization expense for property and equipment for the nine months ended September 30, 2019 and September 30, 2018 was $5.4 million and $7.4 million, respectively. These charges are included in General and Administrative expenses on the condensed consolidated statements of operations. Prosper capitalized internal-use software and website development costs in the amount of $2.6 million and $1.5 million for the three months ended September 30, 2019 and September 30, 2018, respectively. We capitalized internal-use software and website development costs in the amount of $6.9 million and $4.0 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 17.

4. Borrower Loans, Loans Held for Sale, and Notes, Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of September 30, 2019 and December 31, 2018, are presented in the following table (in thousands):

	Borrower Loans		Notes		Loans Held for Sale
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Aggregate principal balance outstanding	$554,208	$269,093	$(254,369)	$(272,430)	$231,678	$185,657
Fair value adjustments	(13,239)	(5,571)	6,644	8,427	(34)	(1,869)
Fair value	$540,969	$263,522	$(247,725)	$(264,003)	$231,644	$183,788
Borrower Loans
At September 30, 2019, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through September 2024. At December 31, 2018, outstanding Borrower Loans had original maturities of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through December 2023.

Approximately $4.2 million and $0.6 million represents the loss that is attributable to changes in the instrument-specific credit risks related to Borrower Loans that were recorded in the change in fair value during the nine months ending September 30, 2019 and September 30, 2018, respectively, as recorded on the condensed consolidated statement of operations.

As of September 30, 2019, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $6.0 million and a fair value of $2.4 million. As of December 31, 2018, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.5 million and a fair value of $1.1 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of September 30, 2019 and December 31, 2018, Borrower Loans in non-accrual status had a fair value of $0.6 million and $0.3 million, respectively.
Loans Held for Sale
At September 30, 2019, outstanding Loans Held for Sale had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various maturity dates through September 2024. At December 31, 2018, outstanding Loans Held for Sale had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various maturity dates through December 2023. Fair value adjustments recorded in earnings on loans invested in by us resulted in a net loss of $34 thousand during the nine months ended September 30, 2019. Interest income earned on Loans Held for Sale by us was $13.1 million and $9.2 million during the nine months ended September 30, 2019 and September 30, 2018, respectively.
As of September 30, 2019, Loans Held for Sale that were 90 days or more delinquent, had an aggregate principal amount of $0.5 million and a fair value of $0.2 million. As of December 31, 2018, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.8 million and a fair value of $0.3 million.
5. Loan Servicing Assets and Liabilities
Prosper accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The servicing assets and liabilities are measured at fair value throughout the servicing period. The total gains and losses recognized on the sale of such Borrower Loans for the three months ended September 30, 2019 was a gain of $2.6 million and no gain or loss was recognized from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium. The total gains recognized on the sale of such Borrower Loans were $3.1 million during the three months ended September 30, 2018, and a loss of $19.6 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium. The total gains and losses recognized on the sale of such Borrower Loans for the nine months ended September 30, 2019 was a gain of $8.8 million and a loss of $17.6 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium. The total gains recognized on the sale of such Borrower Loans were $10.7 million during the nine months ended September 30, 2018, and a loss of $55.5 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium.

As of September 30, 2019, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.2 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and various maturity dates through September 2024. At December 31, 2018, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.6 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through December 2023.

$27.8 million and $32.5 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

The amortized cost, gross unrealized gains and losses, and fair value of available for sale investments as of September 30, 2019 and December 31, 2018, are as follows (in thousands):

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Treasury Bills	$—	$—	$—	$—
US Treasury securities	1,500	—	—	1,500
Total Available for Sale Investments	$1,500	$—	$—	$1,500

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Treasury Bills	$17,940	$—	$(3)	$17,937
US Treasury securities	4,246	—	(10)	4,236
Total Available for Sale Investments	$22,186	$—	$(13)	$22,173

We did not hold any available for sale investments with unrealized losses as of September 30, 2019. A summary of available for sale investments with unrealized losses as of December 31, 2018, aggregated by category and period of continuous unrealized loss, is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Treasury Bills	$17,937	$(3)	$—	$—	$17,937	$(3)
US Treasury securities	—	—	4,236	(10)	4,236	(10)
Total Investments with Unrealized Losses	$17,937	$(3)	$4,236	$(10)	$22,173	$(13)

There were no impairment charges recognized during the nine months ended September 30, 2019 and 2018.

The maturities of available for sale investments at September 30, 2019 and December 31, 2018 are as follows (in thousands):

September 30, 2019	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Treasury Bills	$—	$—	$—	$—	$—
US Treasury securities	1,500	—	—	—	1,500
Total Fair Value	$1,500	$—	$—	$—	$1,500
Total Amortized Cost	$1,500	$—	$—	$—	$1,500

December 31, 2018	Within 1 year	After 1 year through 5 years	After 5 years to 10 years	After 10 years	Total
Treasury Bills	$17,937	$—	$—	$—	$17,937
US Treasury securities	4,236	—	—	—	4,236
Total Fair Value	$22,173	$—	$—	$—	$22,173
Total Amortized Cost	$22,186	$—	$—	$—	$22,186
No investments were sold during the nine months ended September 30, 2019 and 2018.

7.  Securitizations

PMIT 2019-1
On February 7, 2019, we completed a securitization of approximately $205.1 million in unsecured personal whole loans facilitated through our platform through a securitization trust ("PMIT 2019-1") which we consolidated. PMIT 2019-1 issued notes, residual certificates and a risk retention interest to finance the purchase of Borrower Loans. The resulting notes were sold to third party investors for $171.7 million in net proceeds. Prosper retained 65.5% of the resulting residual certificates. The remaining residual certificates and the risk retention interests are held by third party investors.

PMIT 2019-1 was deemed a VIE that we consolidate because we are the primary beneficiary of the VIE. The creditors of PMIT 2019-1 have no recourse to the general credit of PMI as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets. Additionally, Prosper's continued involvement includes loan servicing responsibilities over the life of the underlying loans. As a result, we have included PMIT 2019-1's Borrower Loans under "Borrower Loans, at Fair Value," the notes held by third party investors under "Notes Issued by Securitization Trust" and the risk retention and residual certificates held by third party investors under "Certificates Issued by Securitization Trust, at Fair Value" in our condensed consolidated balance sheets.

The notes under the PMIT 2019-1 securitization were issued in three classes: Class A in the amount of $127.3 million, Class B in the amount of $25.0 million and Class C in the amount of $19.3 million (collectively, the “2019-1 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.54%, 4.03% and 5.27%, respectively. Principal and interest payments began in March 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $2.3 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $115.6 million on the condensed consolidated balance sheets as of September 30, 2019 and are secured by Borrower Loans at fair value of $128.5 million included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of September 30, 2019. The risk retention and residual certificates are carried at fair value and the risk retention interest represents the right to receive 5.0% of all amounts collected on the Borrower Loans held by PMIT 2019-1, net of its pro-rata share of ongoing fees and expenses of PMIT 2019-1.

PMIT 2019-2
On May 23, 2019, we completed a securitization of approximately $203.5 million in unsecured personal whole loans facilitated through our platform through a securitization trust ("PMIT 2019-2") which we consolidated. PMIT 2019-2 issued notes, residual certificates and a risk retention interest to finance the purchase of Borrower Loans. The resulting notes were sold to third party investors for $174.2 million in net proceeds. Prosper retained 16.4% of the resulting residual certificates. The remaining residual certificates and the risk retention interests are held by third party investors.

PMIT 2019-2 was deemed a VIE that we consolidate because we are the primary beneficiary of the VIE. The creditors of PMIT 2019-2 have no recourse to the general credit of PMI as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets. Additionally, Prosper's continued involvement includes loan servicing responsibilities over the life of the underlying loans. As a result, Prosper has included PMIT 2019-2's Borrower Loans under "Borrower Loans, at Fair Value", the notes held by third party investors under "Notes Issued by Securitization Trust" and the risk retention and residual certificates held by third party investors under "Certificates Issued by Securitization Trust, at Fair Value" in Prosper's condensed consolidated balance sheets.

The notes under the PMIT 2019-2 securitization were issued in three classes: Class A in the amount of $110.1 million, Class B in the amount of $31.4 million and Class C in the amount of $32.7 million (collectively, the “2019-2 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.20%, 3.69% and 5.05%, respectively. Principal and interest payments begin in July 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $1.9 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $144.5 million on the condensed consolidated balance sheets as of September 30, 2019 and are secured by Borrower Loans at fair value of $164.8 million of included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of September 30, 2019. The risk retention and residual certificates are carried at fair value and the risk retention interest represents the right to receive 5.0% of all amounts collected on the Borrower Loans held by PMIT 2019-2, net of its pro-rata share of ongoing fees and expenses of PMIT 2019-2.

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

The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 13 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$540,969	$540,969
Loans Held for Sale	—	—	231,644	231,644
Available for Sale Investments, at Fair Value	—	1,500	—	1,500
Servicing Assets	—	—	12,936	12,936
Total Assets	$—	$1,500	$785,549	$787,049
Liabilities:
Notes	$—	$—	$247,725	$247,725
Servicing Liabilities	—	—	2	2
Certificates Issued by Securitization Trust, at Fair Value	—	—	37,564	37,564
Convertible Preferred Stock Warrant Liability	—	—	152,342	152,342
Loan Trailing Fee Liability	—	—	3,281	3,281
Total Liabilities	$—	$—	$440,914	$440,914

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$263,522	$263,522
Loans Held for Sale	—	—	183,788	183,788
Available for Sale Investments, at Fair Value	—	22,173	—	22,173
Servicing Assets	—	—	14,687	14,687
Total Assets	$—	$22,173	$461,997	$484,170
Liabilities:
Notes	$—	$—	$264,003	$264,003
Servicing Liabilities	—	—	12	12
Convertible Preferred Stock Warrant Liability	—	—	143,679	143,679
Loan Trailing Fee Liability	—	—	3,118	3,118
Total Liabilities	$—	$—	$410,812	$410,812

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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper’s level 3 fair value measurements at September 30, 2019 and December 31, 2018:

Borrower Loans, Loans Held for Sale and Notes:

Range
Unobservable Input	September 30, 2019	December 31, 2018
Discount rate	4.7% - 12.3%	4.7% - 13.8%
Default rate	2.1% - 18.4%	2.0% - 15.8%

Servicing Rights:

Range
Unobservable Input	September 30, 2019	December 31, 2018
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.8% - 18.8%	1.6% - 16.7%
Prepayment rate	16.5% - 27.8%	15.5% - 25.1%
Market servicing rate	0.625%	0.625%

Loan Trailing Fee Liability:

Range
Unobservable Input	September 30, 2019	December 31, 2018
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.8% - 18.8%	1.6% - 16.7%
Prepayment rate	16.5% - 27.8%	15.5% - 25.1%

At September 30, 2019, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans.

The following tables present additional information about level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Certificates Issued by Securitization Trust	Loans Held for Sale	Total
Balance at July 1, 2019	$606,799	$(253,425)	$(44,090)	$114,962	$424,246
Purchase of Borrower Loans/Issuance of Notes	41,460	(41,439)	—	647,896	647,917
Principal repayments	(87,348)	40,993	4,173	(19,580)	(61,762)
Borrower Loans sold to third parties	(1,526)	—	—	(511,596)	(513,122)
Other changes	240	(65)	252	832	1,259
Change in fair value	(18,656)	6,211	2,101	(870)	(11,214)
Balance at September 30, 2019	$540,969	$(247,725)	$(37,564)	$231,644	$487,324

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2018	$277,361	$(277,425)	$116,817	$116,753
Purchase of Borrower Loans/Issuance of Notes	43,596	(43,797)	542,910	542,709
Principal repayments	(42,139)	43,418	(13,105)	(11,826)
Borrower Loans sold to third parties	(843)	—	(530,496)	(531,339)
Other changes	24	(9)	73	88
Change in fair value	(9,450)	9,225	(3,004)	(3,229)
Balance at September 30, 2018	$268,549	$(268,588)	$113,195	$113,156

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Certificates Issued by Securitization Trust	Loans Held for Sale	Total
Balance at January 1, 2019	$263,522	$(264,003)	$—	$183,788	$183,307
Purchase of Borrower Loans/Issuance of Notes	390,089	(128,152)	(51,595)	1,809,133	2,019,475
Transfers in (Transfers out)	147,773	—	—	(147,773)	—
Principal repayments	(221,379)	126,721	8,445	(46,109)	(132,322)
Borrower Loans sold to third parties	(3,412)	—	—	(1,564,904)	(1,568,316)
Other changes	331	538	(351)	921	1,439
Change in fair value	(35,955)	17,171	5,937	(3,412)	(16,259)
Balance at September 30, 2019	$540,969	$(247,725)	$(37,564)	$231,644	$487,324

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2018	$293,005	$(293,948)	$49	$(894)
Purchase of Borrower Loans/Issuance of Notes	134,671	(134,490)	1,867,010	1,867,191
Principal repayments	(131,086)	134,943	(27,370)	(23,513)
Borrower Loans sold to third parties	(2,859)	—	(1,724,147)	(1,727,006)
Other changes	(314)	624	869	1,179
Change in fair value	(24,868)	24,283	(3,216)	(3,801)
Balance at September 30, 2018	$268,549	$(268,588)	$113,195	$113,156

The following tables present additional information about level 3 servicing assets measured at fair value on a recurring basis (in thousands):

Servicing Assets
Fair Value at July 1, 2019	$13,387
Additions	2,859
Less: Changes in fair value	(3,310)
Fair Value at September 30, 2019	$12,936

Servicing Assets
Fair Value at July 1, 2018	15,644
Additions	3,156
Less: Changes in fair value	(3,362)
Fair Value at September 30, 2018	$15,438

Servicing Assets
Fair Value at January 1, 2019	$14,687
Additions	9,237
Derecognition	(1,049)
Less: Changes in fair value	(9,939)
Fair Value at September 30, 2019	$12,936

Servicing Assets
Fair Value at January 1, 2018	$14,711
Additions	10,658
Derecognition	—
Less: Changes in fair value	(9,931)
Fair Value at September 30, 2018	$15,438

The following table presents additional information about level 3 Preferred Stock Warrant Liability measured at fair value on a recurring basis (in thousands):

Preferred Stock Warrant Liability
Balance as of July 1, 2019	$166,559
Add Issuances of Preferred Stock Warrant	—
Change in Fair Value of the Preferred Stock Warrant Liability	(14,217)
Balance as of September 30, 2019	$152,342

Preferred Stock Warrant Liability
Balance as of July 1, 2018	$143,676
Add Issuances of Preferred Stock Warrant	19,561
Change in Fair Value of the Preferred Stock Warrant Liability	(9,283)
Balance as of September 30, 2018	$153,954

Preferred Stock Warrant Liability
Balance as of January 1, 2019	$143,679
Add Issuances of Preferred Stock Warrant	17,553
Change in Fair Value of the Preferred Stock Warrant Liability	(8,890)
Balance as of September 30, 2019	$152,342

Preferred Stock Warrant Liability
Balance as of January 1, 2018	$116,366
Add Issuances of Preferred Stock Warrant	55,473
Change in Fair Value of the Preferred Stock Warrant Liability	(17,885)
Balance as of September 30, 2018	$153,954

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

The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2019	$3,118
Issuances	2,063
Cash Payment of Loan Trailing Fee	(1,744)
Change in Fair Value	(156)
Balance at September 30, 2019	$3,281

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at September 30, 2019 for Borrower Loans, Loans Held for Sale and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale		Notes
Fair Value as of September 30, 2019	$772,613		$247,725
Discount rate assumption:	7.03%	*	6.90%	*
Resulting fair value from:
100 basis point increase	$765,521		$245,448
200 basis point increase	$758,597		$243,225
Resulting fair value from:
100 basis point decrease	$779,880		$250,059
200 basis point decrease	$787,326		$252,450
Default rate assumption:	12.27%	*	13.50%	*
Resulting fair value from:
100 basis point increase	$762,459		$244,453
200 basis point increase	$752,608		$241,278
Resulting fair value from:
100 basis point decrease	$782,961		$251,059
200 basis point decrease	$793,379		$254,417
* Represents weighted average assumptions considering all credit grades.

The following table presents the estimated impact on Prosper’s estimated fair value of servicing assets, calculated using different market servicing rates and different default rates as of September 30, 2019 (in thousands, except percentages).

Servicing Assets
Fair Value as of September 30, 2019	$12,936
Market servicing rate assumptions	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$12,148
Market servicing rate decrease to 0.60%	$13,758
Weighted average prepayment assumptions	21.49%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	$12,781
Applying a 0.9 multiplier to prepayment rate	$13,127
Weighted average default assumptions	12.70%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$12,793
Applying a 0.9 multiplier to default rate	$13,116

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

Financial Instruments, Assets and Liabilities not Recorded at Fair Value
The following table presents the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value (in thousands):

September 30, 2019	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$55,300	$55,300	$—	$—	$55,300
Restricted Cash	158,302	—	158,302	—	158,302
Accounts Receivable	1,670	—	1,670	—	1,670
Total Assets	$215,272	$55,300	$159,972	$—	$215,272
Liabilities:
Accounts Payable and Accrued Liabilities	$20,305	$—	$20,305	$—	$20,305
Payable to Investors	113,507	—	113,507	—	113,507
Notes Issued by Securitization Trust	260,060	—	265,207	—	265,207
Warehouse Lines	205,818	—	205,818	—	205,818
Total Liabilities	$599,690	$—	$604,837	$—	$604,837

December 31, 2018	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$57,945	$57,945	$—	$—	$57,945
Restricted Cash	149,114	—	149,114	—	149,114
Accounts Receivable	5,119	—	5,119	—	5,119
Total Assets	$212,178	$57,945	$154,233	$—	$212,178
Liabilities:
Accounts Payable and Accrued Liabilities	$19,967	$—	$19,967	$—	$19,967
Payable to Investors	127,538	—	127,538	—	127,538
Warehouse Lines	162,488	—	162,488	—	162,488
Total Liabilities	$309,993	$—	$309,993	$—	$309,993

9. Goodwill and Other Intangible Assets
Goodwill
Prosper’s goodwill balance of $36.4 million at September 30, 2019 did not change during the nine months ended September 30, 2019. We did not record any goodwill impairment expense for the nine months ended September 30, 2019.
Other Intangible Assets
The following table presents the detail of other intangible assets for the period presented (dollars in thousands):

	September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,261)	789	5.6
Brand name	60	(60)	—	—
Total Intangible Assets Subject to Amortization	$8,170	$(7,381)	$789

Prosper’s intangible asset balance was $0.8 million and $1.0 million at September 30, 2019 and December 31, 2018, respectively. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period.

Amortization expense for the three months ended September 30, 2019 and September 30, 2018 was $0.1 million and $0.1 million, respectively. Amortization expense for the nine months ended September 30, 2019 and September 30, 2018 was $0.2 million and $0.3 million, respectively.

Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,	Estimated Amortization of Purchased Intangible Assets
2019 (remainder thereof)	$70
2020	219
2021	172
2022	136
2023	107
Thereafter	85
Total	$789

10. Other Liabilities
Other Liabilities includes the following:

	September 30, 2019	December 31, 2018
Loan trailing fee	$3,281	$3,118
Deferred revenue	297	396
Servicing liabilities	2	12
Deferred income tax liability	392	373
Deferred rent	—	3,408
Restructuring liability	—	2,106
Operating lease liability	18,570	—
Other	1,023	1,216
Total Other Liabilities	$23,565	$10,629

Additionally, disclosures around the operating lease liabilities are included in Note 17.

11. Debt
PWIT Warehouse Line
On January 19, 2018, through a wholly-owned subsidiary, Prosper Warehouse I Trust ("PWIT"), Prosper entered into an agreement (the "Warehouse Agreement") for a committed revolving line of credit (the "PWIT Warehouse Line"). PWIT was deemed a VIE that we consolidate because Prosper is the primary beneficiary of the VIE. In connection with the Warehouse Agreement, PWIT entered into a security agreement with a bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the PWIT Warehouse Line may only be used to purchase certain unsecured consumer loans and related rights and documents from us and to pay fees and expenses related to the PWIT Warehouse Line. Effective June 12, 2018 the Warehouse Agreement was amended. The amendments included increasing the committed line of credit from $100 million to $200 million, extending the term of the Warehouse line (including the final maturity date), amending the monthly unused commitment fee, and reducing the rate at which the PWIT Warehouse Line bears interest. Subsequently the Warehouse Agreement was amended on June 20, 2019 to extend the facility, reduce the interest rate and unused commitment fee, and expand the eligibility criteria for unsecured consumer loans that can be financed through the PWIT Warehouse Line.

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

The Warehouse Agreement contains certain covenants applicable to PWIT, including restrictions on PWIT’s ability to incur indebtedness, pledge assets, merge or consolidate, and enter into certain affiliate transactions. The Warehouse Line also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) convertible preferred stock, (B) total stockholders’ deficit and (C) convertible preferred stock warrant liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and available for sale investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness, and borrower payment dependent Notes, to tangible net worth. As of September 30, 2019, Prosper was in compliance with the covenants under the Warehouse Agreement.

As of September 30, 2019, Prosper had $110.1 million in debt outstanding and accrued interest under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $124.2 million included in Loans Held for Sale, at Fair Value on the condensed consolidated balance sheet. At September 30, 2019 the undrawn portion available under the PWIT Warehouse Line was $89.9 million. Prosper incurred $1.8 million of capitalized debt issuance costs, which will be recognized as interest expense through June 20, 2023.

Prosper has also purchased swaptions to limit our exposure to increases in LIBOR. The swaptions are recorded on the condensed consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments, Net on the condensed consolidated statement of operations. The fair value of the swaptions was not material at September 30, 2019.

PWIIT Warehouse Line
On March 28, 2019, through a wholly-owned subsidiary, Prosper Warehouse II Trust ("PWIIT"), Prosper entered into an agreement (the "PWIIT Warehouse Agreement") for a $300 million committed revolving line of credit (the "PWIIT Warehouse Line" and, together with the PWIT Warehouse Line, the "Warehouse Lines"), with a different national banking association than PWIT. PWIIT was deemed a VIE that we consolidate because Prosper is the primary beneficiary of the VIE. In connection with the PWIIT Warehouse Agreement, PWIIT entered into a security agreement with a bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the PWIIT Warehouse Line may only be used to purchase certain unsecured consumer loans and related rights and documents from us and to pay fees and expenses related to the PWIIT Warehouse Line.

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

The PWIIT Warehouse Agreement contains certain covenants applicable to PWIIT, including restrictions on PWIIT’s ability to incur indebtedness, pledge assets, merge or consolidate, and enter into certain affiliate transactions. The PWIIT Warehouse Line also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) convertible preferred stock, (B) total stockholders’ deficit and (C) convertible preferred stock warrant liability, less the sum of (ii) (A) goodwill and (B)

intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and available for sale investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness, and borrower dependent notes, to tangible net worth. As of September 30, 2019, Prosper was in compliance with the covenants under the PWIIT Warehouse Agreement.

As of September 30, 2019, Prosper had $95.7 million in debt outstanding and accrued interest under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $106.0 million included in Loans Held for Sale, at Fair Value on the condensed consolidated balance sheet. At September 30, 2019 the undrawn portion available under the PWIIT Warehouse Line was $204.3 million. Prosper incurred $2.1 million of capitalized debt issuance costs, which will be recognized as interest expense through March 28, 2023.
` 12. Net Income (Loss) Per Share
We compute earnings per share using the two-class method. The two-class method allocates earnings that otherwise would have been available to common shareholders to holders of participating securities. We consider all series of our convertible preferred stock to be participating securities due to their rights to participate in dividends with common stock. As such, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders.
Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$10,769	$(19,779)	$(12,514)	$(43,779)
Less: net income allocated to participating securities	(7,994)	—	—	—
Net income (loss) available to common stockholders	$2,775	$(19,779)	$(12,514)	$(43,779)
Denominator:
Weighted average shares used in computing net income (loss) per share - basic	70,606,805	70,394,269	70,532,641	70,353,819
Effect of dilutive securities:
Stock options	1,939,105	—	—	—
Convertible preferred stock warrants	213,264,845	—	—	—
Weighted average shares used in computing diluted net income (loss) per share - diluted	285,810,755	70,394,269	70,532,641	70,353,819
Net income (loss) per share - basic	$0.04	$(0.28)	$(0.18)	$(0.62)
Net income (loss) per share - diluted	$0.01	$(0.28)	$(0.18)	$(0.62)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	214,637,925	214,637,925	214,637,925	214,637,925
Stock options issued and outstanding	73,211,425	67,566,031	73,029,965	69,486,992
Warrants issued and outstanding	1,080,349	1,080,349	1,080,349	1,082,055
Series E-1 convertible preferred stock warrants	35,544,141	35,544,141	35,544,141	35,544,141
Series F convertible preferred stock warrants	177,720,704	177,720,704	177,720,704	177,720,704
Total common stock equivalents excluded from diluted net loss per common share computation	502,194,544	496,549,150	502,013,084	498,471,817

13. Convertible Preferred Stock, Warrant Liability and Stockholders’ Deficit
Convertible Preferred Stock and Warrants
Under PMI’s amended and restated certificate of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.

The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of September 30, 2019 are disclosed in the table below (amounts in thousands except share and per share amounts):

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
Dividends
Dividends on shares of the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F and Series G convertible preferred stock are payable only when, as, and if declared by the Board of Directors. No dividends will be paid with respect to the common stock until any declared dividends on the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F, and Series G convertible preferred stock have been paid or set aside for payment to the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F, and Series G convertible preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then-effective conversion rate. The Series A-1 convertible preferred shares have no dividend rights. To date, no dividends have been declared on any of the PMI’s preferred stock or common stock.
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

Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as defined in Note 16) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended September 30, 2019 and 2018, Prosper recognized $1.8 million and $2.1 million of income, respectively, from the re-measurement of the fair value of the warrants. For the nine months ended September 30, 2019, Prosper recognized $0.7 million and $4.6 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulted from the remeasurement of the fair value of the warrants is recorded through change in fair value of convertible preferred stock warrants in the condensed consolidated statement of operations.

To determine the fair value of the Series E-1 Warrants, we first determined the value of a share of a Series E-1 convertible preferred stock. To determine the fair value of the convertible preferred stock, we first derived the business enterprise value (“BEV”) of Prosper using valuation methods, including a combination of methods, as deemed appropriate under the circumstances applicable at the valuation date. Once we determined an estimated BEV, the option pricing method ("OPM") was used to allocate the BEV to the various classes of our equity, including our preferred stock. The concluded per share value for the Series E-1 convertible preferred stock was utilized as an input to the Black-Scholes option pricing model.

We determined the fair value of the outstanding Series E-1 Warrants utilizing the following assumptions as of the following dates:

	September 30, 2019	December 31, 2018
Volatility	40%	40%
Risk-free interest rate	1.63%	2.62%
Remaining contractual term	7.29 years	8.04 years
Dividend yield	—%	—%

The above assumptions were determined as follows:

Volatility. The volatility is derived from historical volatilities of several unrelated publicly listed peer companies over a period approximately equal to the term of the warrant because we have limited information on the volatility of the preferred stock since there is currently no trading history. When making the selections of industry peer companies to be used in the volatility calculation, we considered the size, operational, and economic similarities to our principal business operations.

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield in effect as of the period end date and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.

Remaining Contractual Term. The remaining contractual term represents the time from the date of the valuation to the expiration of the warrant.

Dividend Yield. The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 16), PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. For the three months ended September 30, 2019 and 2018, Prosper recognized $12.4 million and $7.2 million of income, respectively, from the re-measurement of the fair value of the warrants. For the nine months ended September 30, 2019, Prosper recognized $8.1 million and $13.3 million of income, respectively, from the re-measurement of the fair value of the warrants. The income is recorded through change in fair value of convertible preferred stock warrants in the condensed consolidated statement of operations.

To determine the fair value of the Series F Warrants, we first determined the value of a share of a Series F convertible preferred stock. To determine the fair value of the convertible preferred stock, we first derived the BEV using valuation methods, including a combination of methods, as deemed appropriate under the circumstances applicable at the valuation date. Once we determined an estimated BEV, the OPM was used to allocate the BEV to the various classes of Prosper's equity, including our preferred stock. The concluded per share value for the Series F convertible preferred stock warrants utilized the Black-Scholes option pricing model.

We determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	September 30, 2019	December 31, 2018
Volatility	40%	40%
Risk-free interest rate	1.63%	2.63%
Remaining contractual term	7.41 years	8.16 years
Dividend yield	—%	—%

The above assumptions were determined as follows:

Volatility. The volatility is derived from historical volatilities of several unrelated publicly listed peer companies over a period approximately equal to the term of the warrant because we have limited information on the volatility of the preferred stock since there is currently no trading history. When making the selections of industry peer companies to be used in the volatility calculation, we considered the size, operational, and economic similarities to our principal business operations.

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield in effect as of the period end date and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.

Remaining Contractual Term. The remaining contractual term represents the time from the date of the valuation to the expiration of the warrant.

Dividend Yield. The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The combined activity of the Convertible Preferred Stock Warrant Liability for the nine months ended September 30, 2019 and 2018 are as follows (in thousands):

Warrant Activity
Balance at January 1, 2019	$143,679
Warrants Vested	17,553
Change in Fair Value	(8,890)
Balance at September 30, 2019	$152,342

Warrant Activity
Balance at January 1, 2018	$116,366
Warrants Vested	55,473
Change in Fair Value	(17,885)
Balance at September 30, 2018	$153,954

Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, restricted stock units ("RSUs") and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of September 30, 2019, 71,573,501 shares of common stock were issued and 70,637,566 shares of common stock were outstanding. As of December 31, 2018, 71,411,145 shares of common stock were issued and 70,475,210 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the nine months ended September 30, 2019, PMI issued 162,356 shares of common stock upon the exercise of vested options for cash proceeds of $25 thousand.
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

The financial statement impact of the above Repricings was $0.1 million and $0.3 million in the three and nine months ended September 30, 2019. As of September 30, 2019, the unamortized Repricings amount (net of forfeitures) was immaterial and will be recognized over the remaining weighted average vesting period of 0.5 years.

Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the nine months ended September 30, 2019 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2019	71,021,698	$0.33
Options issued	8,999,048	$0.28
Options exercised	(162,356)	$0.15
Options forfeited	(4,531,344)	$0.40
Options expired	(53,700)	$0.30
Balance as of September 30, 2019	75,273,346	$0.32
Options vested and expected to vest as of September 30, 2019	62,244,684	$0.32
Options vested and exercisable at September 30, 2019	49,227,760	$0.28
Other Information Regarding Stock Options
The weighted-average remaining life for options outstanding as of September 30, 2019 was 7.68 years.
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

The fair value of PMI’s stock option awards granted during the three and nine months ended September 30, 2019 and September 30, 2018 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Volatility of common stock	46.72%	43.76%	46.72%	44.06%
Risk-free interest rate	1.57%	2.85%	2.24%	2.76%
Expected life	6.0 years	6.0 years	5.9 years	6.0 years
Dividend yield	—%	—%	—%	—%

Restricted Stock Unit Activity
During the nine months ended September 30, 2019, PMI did not grant any RSUs to employees. In previous reporting periods, PMI granted certain employees RSUs that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event.
The following table summarizes the number of PMI’s outstanding RSUs and their weighted-average grant date fair value during the nine months ended September 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2019	4,856,141	$0.96
Forfeited	(53,000)	$1.90
Unvested - September 30, 2019	4,803,141	$0.95

The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations during the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Origination and servicing	$73	$213	$377	$670
Sales and marketing	71	108	216	324
General and administrative	844	1,507	3,245	5,418
Total stock based compensation	$988	$1,828	$3,838	$6,412

Prosper capitalized stock-based compensation as internal use software and website development costs of $0.1 million and $0.1 million during the three months ended September 30, 2019 and September 30, 2018, respectively, and $0.3 million and $0.3 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to our employees’ unvested stock-based awards was approximately $4.2 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.2 years.
15. Income Taxes
For the three months ended September 30, 2019 and September 30, 2018, Prosper recognized $29 thousand and $8 thousand of income tax expense, respectively. For the nine months ended September 30, 2019 and September 30, 2018, Prosper recognized $87 thousand and $27 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the three or nine month periods ended September 30, 2019 and September 30, 2018 due to a full valuation allowance recorded against our deferred tax assets.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
16. Consortium Purchase Agreement
On February 27, 2017, Prosper entered into a series of agreements (the "Consortium Purchase Agreement") with a consortium of investors (the "Consortium"), pursuant to which the Consortium agreed to purchase Borrower Loans in an aggregate principal amount of up to $5.0 billion (including certain loans purchased by one of the investors prior to the date of the Consortium Purchase Agreement). PFL was obligated to offer for purchase minimum monthly volumes of eligible loans to the Consortium, for the Consortium to elect to purchase. The obligation to offer for purchase minimum monthly volumes of eligible loans and the related vesting ended upon the expiration of the Consortium Purchase Agreement in May 2019.

In connection with the Consortium Purchase Agreement, PMI issued to the Consortium three warrants to purchase up to an aggregate 177,720,706 shares of PMI’s Series F Preferred Stock at an exercise price of $0.01 per share (the “Warrant Shares”). The Consortium's right to exercise these Series F Warrants was subject to monthly vesting and was fully vested in May 2019.

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

The following represents the loans purchased and warrants vested under the Consortium Purchase Agreement through its expiration in May 2019:

	Loans Acquired (in thousands)	Warrants Vested
Balance as of January 1, 2019	$3,067,332	$154,912,980
Nine Months Ended September 30, 2019	235,951	22,807,726
Balance as of September 30, 2019	$3,303,283	$177,720,706

In addition to the $3.3 billion of loans acquired above, warrants vested on signing of the Consortium Purchase Agreement were issued to settle certain rebates on $0.3 billion of whole loan purchases by members of the Consortium prior to the signing of the Consortium Purchase Agreement. This $0.3 billion also reduced the up to $5.0 billion aggregate amount under the Consortium Purchase Agreement.
17. Leases
Prosper has operating leases for corporate offices and datacenters. Our leases have remaining lease terms of one year to eight years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $1.4 million and $1.0 million for the three months ended September 30, 2019 and September 30, 2018, respectively. Rental expense under operating lease arrangements was $4.1 million and $3.2 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.
Operating lease right-of-use ("ROU") assets
The following represents the operating lease right-of-use assets as of September 30, 2019, which are included in "Property and Equipment, Net" on the condensed consolidated balance sheets.

	September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$15,846	$2,296	$13,550
ROU Assets - Other	292	173	119
Total right-of-use assets subject to amortization	$16,138	$2,469	$13,669

Lease Liabilities
Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows (in thousands). The present value of the future minimum lease payments represent our lease liabilities as of September 30, 2019 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

Minimum Lease Payments
Remainder of 2019	$1,328
2020	5,240
2021	5,134
2022	5,018
2023	1,567
Thereafter	2,546
Total future minimum lease payments	$20,833
Less imputed interest	(2,263)
Present value of future minimum lease payments	$18,570

The table below presents future minimum rental payments at December 31, 2018, net of minimum sublease rentals of $5.3 million, for the remaining terms of the operating leases (in thousands):

2019	$4,536
2020	4,683
2021	4,456
2022	4,319
2023	847
Thereafter	387
Total future operating lease obligations	$19,228

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows ($ in thousands):

September 30, 2019
Cash paid for operating leases year-to-date	$3,903
Right of use assets obtained in exchange for new operating lease obligations (1)	$21,630
Weighted average remaining lease term	4.31 years
Weighted average discount rate	5.53%
(1) Consists of $21.6 million for operating leases existing on January 1, 2019.
18. Commitments and Contingencies
Operating Commitments
Prosper entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining three months of 2019 is $0.4 million. The minimum fee is $1.7 million for the years 2020 and 2021, and $0.1 million for the year 2022.

Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and

Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of September 30, 2019, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $33.4 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2019 and the first business day of the quarter ending December 31, 2019. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending December 31, 2019.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at September 30, 2019 is $3.8 billion. Prosper has accrued $1.0 million and $0.9 million as of September 30, 2019 and December 31, 2018, respectively, in regard to this obligation.
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
SEC Inquiry
In April 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to Note investors. Prosper was advised by the SEC that it was investigating whether violations of federal securities laws had occurred in connection with the error. On April 19, 2019, the SEC accepted an offer of settlement from PFL to resolve the matter. Under the settlement, the SEC alleged a violation of Section 17(a)(2) of the Securities Act and ordered PFL to cease and desist from any future violations of that provision. PFL neither admitted nor denied any wrongdoing, and agreed to pay a civil monetary penalty of $3.0 million. The SEC credited PFL’s prompt remedial acts in response to the error and Prosper's cooperation with the SEC staff during the investigation. The penalty of $3.0 million was paid in full in April 2019.
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

Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and nine months ended September 30, 2019 and September 30, 2018, as well as the Notes and Borrower Loans outstanding as of September 30, 2019 and December 31, 2018 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased Three Months Ended September 30,		Interest Earned on Notes and Borrower Loans Three Months Ended September 30,
Related Party	2019	2018	2019	2018
Executive officers and management	$6	$3	$1	$—
Directors (excluding executive officers and management)	101	107	13	11
Total	$107	$110	$14	$11

	Aggregate Amount of Notes and Borrower Loans Purchased Nine Months Ended September 30,		Interest Earned on Notes and Borrower Loans Nine Months Ended September 30,
Related Party	2019	2018	2019	2018
Executive officers and management	$17	$12	$4	$1
Directors (excluding executive officers and management)	309	315	37	33
Total	$326	$327	$41	$34

	Notes Balance as of
Related Party	September 30, 2019	December 31, 2018
Executive officers and management	$35	$32
Directors (excluding executive officers and management)	618	569
	$653	$601

20. Significant Concentrations
Prosper is dependent on third party funding sources such as banks, asset managers, and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the nine months ended September 30, 2019, one party purchased 11% of such loans. This compares to 52% for the largest purchasing party for the nine months ended September 30, 2018. Further, a significant portion of our business is dependent on funding through the Whole Loan Channel, through which 93% and 93% of Borrower Loans were originated in the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	September 30, 2019	December 31, 2018
Assets
Cash and Cash Equivalents	$13,716	$11,163
Restricted Cash	125,442	136,018
Borrower Loans Receivable at Fair Value	247,718	263,522
Property and Equipment, Net	4,932	6,426
Servicing Assets	15,220	15,550
Other Assets	647	323
Total Assets	$407,675	$433,002
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$1,508	$4,690
Payable to Related Party	574	1,283
Payable to Investors	117,758	127,253
Notes at Fair Value	247,725	264,003
Other Liabilities	4,564	4,528
Total Liabilities	372,129	401,757
Member's Equity
Member's Equity	24,904	24,904
Retained Earnings	10,642	6,341
Total Member's Equity	$35,546	$31,245
Total Liabilities and Member's Equity	$407,675	$433,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$8,854	$27,135	$42,469	$81,754
Servicing Fees, Net	6,473	7,098	19,350	21,119
Gain (Loss) on Sale of Borrower Loans	3,155	(16,379)	(7,725)	(44,133)
Other Revenue	56	70	99	206
Total Operating Revenues	18,538	17,924	54,193	58,946
Interest Income on Borrower Loans	10,304	10,939	31,038	32,797
Interest Expense on Notes	(9,647)	(10,209)	(29,031)	(30,597)
Net Interest Income	657	730	2,007	2,200
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(120)	(250)	(338)	(614)
Total Net Revenue	19,075	18,404	55,862	60,532
Expenses
Administration Fee - Related Party	16,079	16,864	47,845	55,036
Servicing	1,178	1,036	3,550	4,512
General and Administrative	38	97	166	464
Total Expenses	17,295	17,997	51,561	60,012
Total Net Income	$1,780	$407	$4,301	$520

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2019	$24,904	$6,341	$31,245
Net Income	—	1,291	1,291
Balance as of March 31, 2019	$24,904	$7,632	$32,536
Net Income	—	1,230	1,230
Balance as of June 30, 2019	$24,904	$8,862	$33,766
Net Income	—	1,780	1,780
Balance as of September 30, 2019	$24,904	$10,642	$35,546

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2018	$24,904	$5,462	$30,366
Net Income	—	(169)	(169)
Balance as of March 31, 2018	$24,904	$5,293	$30,197
Net Income	—	282	282
Balance as of June 30, 2018	$24,904	$5,575	$30,479
Net Income	—	407	407
Balance as of September 30, 2018	$24,904	$5,982	$30,886

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$4,301	$520
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	337	614
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(312)	(310)
Gain on Sale of Borrower Loans	(10,232)	(11,345)
Change in Fair Value of Servicing Rights	10,552	9,973
Depreciation and Amortization	3,279	4,282
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,809,133)	(1,867,010)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,809,133	1,867,019
Other Assets	(324)	(138)
Accounts Payable and Accrued Liabilities	(3,182)	842
Payable to Investors	(9,495)	(8,241)
Net Related Party Receivable/Payable	360	696
Other Liabilities	46	725
Net Cash Used in Operating Activities	(4,670)	(2,373)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(127,522)	(134,671)
Principal Payment of Borrower Loans Held at Fair Value	125,592	133,945
Purchases of Property and Equipment	(2,854)	(2,547)
Net Cash Used in Investing Activities	(4,784)	(3,273)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	128,152	134,490
Payments of Notes Held at Fair Value	(126,721)	(134,943)
Net Cash (Used in) Provided by Financing Activities	1,431	(453)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(8,023)	(6,099)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	147,181	148,315
Cash, Cash Equivalents and Restricted Cash at End of the Period	$139,158	$142,216
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$29,568	$31,222
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$32	$(6)
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

Prosper Funding did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the nine months ended September 30, 2019 and September 30, 2018.

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
2. Significant Accounting Policies
Prosper Funding's significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no changes to these accounting policies during the first nine months of 2019.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows:

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and Cash Equivalents	$13,716	$11,163	$9,643	$8,223
Restricted Cash	125,442	136,018	132,573	140,092
Total Cash, Cash Equivalents and Restricted Cash show in the condensed consolidated statements of cash flows	$139,158	$147,181	$142,216	$148,315
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
Accounting Standards Issued, To Be Adopted By Prosper Funding In Future Periods
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." Entities will no longer be required to disclose the amount of and reasons for transfers between level 1 and level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for level 3 fair value measurements. ASU No. 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The guidance only affects disclosures in the notes to the consolidated financial statements and will not affect Prosper’s balance sheet or statements of operations.
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Property and equipment:
Internal-use software and web site development costs	$21,558	$22,505
Less accumulated depreciation and amortization	(16,626)	(16,079)
Total property and equipment, net	$4,932	$6,426

Depreciation expense for the three months ended September 30, 2019 and September 30, 2018 was $1.1 million and $1.3 million, respectively. Depreciation expense for the nine months ended September 30, 2019 and September 30, 2018 was $3.3 million and $4.3 million, respectively.

4. Borrower Loans and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of September 30, 2019 and December 31, 2018, are presented in the following table (in thousands):

	Borrower Loans		Notes
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Aggregate principal balance outstanding	$251,796	$269,093	$(254,369)	$(272,430)
Fair value adjustments	(4,078)	(5,571)	6,644	8,427
Fair value	$247,718	$263,522	$(247,725)	$(264,003)

At September 30, 2019, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92% and had various maturity dates through September 2024. At December 31, 2018, outstanding Borrower Loans had original maturities of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through December 2023.
Within the change in fair value of Borrower Loans, Prosper Funding recorded a loss of approximately $2.5 million and $0.6 million that is attributable to changes in the credit risks related to Borrower Loans during the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.4 million and a fair value of $1.0 million. As of December 31, 2018, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.5 million and a fair value of $1.1 million. Prosper Funding places loans on non-accrual status when they are over 120 days past due. As of September 30, 2019 and December 31, 2018, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.3 million, respectively.
5. Loan Servicing Assets and Liabilities
Prosper Funding accounts for servicing assets and liabilities at their estimated fair values with changes in fair values recorded in servicing fees. The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total gains or losses recognized on the sale of such Borrower Loans were a gain of $3.2 million and a loss of $16.4 million for the three months ended September 30, 2019 and September 30, 2018, respectively. The total losses recognized on the sale of such Borrower Loans were a loss of $7.7 million and $44.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

As of September 30, 2019, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.8 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and various maturity dates through September 2024. At December 31, 2018, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through December 2023.

$10.7 million and $11.3 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the three months ended September 30, 2019 and September 30, 2018, respectively. $31.0 million and $33.1 million of contractually specified servicing fees and ancillary fees are included on our condensed consolidated statements of operations in Servicing Fees, Net for the nine months ended September 30, 2019 and September 30, 2018, respectively.
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
6. Income Taxes
Prosper Funding incurred no income tax provision for the nine months ended September 30, 2019 and September 30, 2018. Prosper Funding is a US disregarded entity and its income and loss is included in the return of its parent, PMI. Since PMI is in a loss position, is not currently subject to income taxes, and has fully reserved its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$247,718	$247,718
Servicing Assets	—	—	15,220	15,220
Total Assets	$—	$—	$262,938	$262,938
Liabilities:
Notes	$—	$—	$247,725	$247,725
Servicing Liabilities	—	—	2	2
Loan Trailing Fee Liability	—	—	3,281	3,281
Total Liabilities	$—	$—	$251,008	$251,008

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$263,522	$263,522
Servicing Assets	—	—	15,550	15,550
Total Assets	$—	$—	$279,072	$279,072
Liabilities:
Notes	$—	$—	$264,003	$264,003
Servicing Liabilities	—	—	12	12
Loan Trailing Fee Liability	—	—	3,118	3,118
Total Liabilities	$—	$—	$267,133	$267,133

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

Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s level 3 fair value measurements at September 30, 2019 and December 31, 2018:
Borrower Loans and Notes:

Range
Unobservable Input	September 30, 2019	December 31, 2018
Discount rate	4.7% - 12.2%	4.7% - 13.8%
Default rate	2.3% - 17.7%	2.0% - 15.8%
Servicing Assets and Liabilities:

Range
Unobservable Input	September 30, 2019	December 31, 2018
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.8% - 18.8%	1.6% - 16.7%
Prepayment rate	16.5% - 27.8%	15.5% - 25.1%
Market servicing rate	0.625%	0.625%
Loan Trailing Fee Liability:

Range
Unobservable Input	September 30, 2019	December 31, 2018
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.8% - 18.8%	1.6% - 16.7%
Prepayment rate	16.5% - 27.8%	15.5% - 25.1%

The changes in the Borrower Loans, Loans Held for Sale and Notes, which are level 3 assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2019	$254,070	$(253,425)	$—	$645
Originations	41,460	(41,439)	647,896	647,917
Principal repayments	(40,600)	40,993	—	393
Borrower Loans sold to third parties	(855)	—	(647,896)	(648,751)
Other changes	(26)	(65)	—	(91)
Change in fair value	(6,331)	6,211	—	(120)
Balance at September 30, 2019	$247,718	$(247,725)	$—	$(7)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at July 1, 2018	$277,361	$(277,425)	$31	$(33)
Originations	43,596	(43,797)	542,910	542,709
Principal repayments	(42,139)	43,418	(6)	1,273
Borrower Loans sold to third parties	(843)	—	(542,899)	(543,742)
Other changes	24	(9)	—	15
Change in fair value	(9,450)	9,225	(25)	(250)
Balance at September 30, 2018	$268,549	$(268,588)	$11	$(28)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2019	$263,522	$(264,003)	$—	$(481)
Originations	127,522	(128,152)	1,809,133	1,808,503
Principal repayments	(123,014)	126,721	—	3,707
Borrower Loans sold to third parties	(2,578)	—	(1,809,133)	(1,811,711)
Other changes	(226)	538	—	312
Change in fair value	(17,508)	17,171	—	(337)
Balance at September 30, 2019	$247,718	$(247,725)	$—	$(7)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Borrower Loans	Notes	Loans Held for Sale	Total
Balance at January 1, 2018	$293,005	$(293,948)	$49	$(894)
Originations	134,671	(134,490)	1,867,010	1,867,191
Principal repayments	(131,086)	134,943	(20)	3,837
Borrower Loans sold to third parties	(2,859)	—	(1,866,999)	(1,869,858)
Other changes	(314)	624	—	310
Change in fair value	(24,868)	24,283	(29)	(614)
Balance at September 30, 2018	$268,549	$(268,588)	$11	$(28)

The following table presents additional information about level 3 servicing assets recorded at fair value (in thousands):

Servicing Assets
Fair Value at July 1, 2019	$15,461
Additions	3,436
Less: Changes in fair value	(3,677)
Fair Value at September 30, 2019	$15,220

Servicing Assets
Fair Value at July 1, 2018	$16,162
Additions	3,198
Less: Changes in fair value	(3,430)
Fair Value at September 30, 2018	$15,930

Servicing Assets
Fair Value at January 1, 2019	$15,550
Additions	10,232
Less: Changes in fair value	(10,562)
Fair Value at September 30, 2019	$15,220

Servicing Assets
Fair Value at January 1, 2018	$14,598
Additions	11,345
Less: Changes in fair value	(10,013)
Fair Value at September 30, 2018	$15,930

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

The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2019	$3,118
Issuances	2,063
Cash payment of Loan Trailing Fee	(1,744)
Change in fair value	(156)
Fair Value at September 30, 2019	$3,281
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions and the sensitivity of the current fair value to immediate changes in those assumptions at September 30, 2019 for Borrower Loans, Loans Held for Sale and Notes funded are presented in the following table (in thousands, except percentages):

	Borrower Loans		Notes
Fair Value at September 30, 2019	$247,718		$247,725
Discount rate assumption:	6.90%	*	6.90%	*
Resulting fair value from:
100 basis point increase	$245,444		$245,448
200 basis point increase	$243,224		$243,225
Resulting fair value from:
100 basis point decrease	$250,048		$250,059
200 basis point decrease	$252,435		$252,450
Default rate assumption:	13.50%	*	13.50%	*
Resulting fair value from:
100 basis point increase	$244,463		$244,453
200 basis point increase	$241,304		$241,278
Resulting fair value from:
100 basis point decrease	$251,036		$251,059
200 basis point decrease	$254,376		$254,417
* Represents weighted average assumptions considering all credit grades.

The following table presents the estimated impact on Prosper Funding’s estimated fair value of servicing assets, calculated using different market servicing rates and different default rates as of September 30, 2019 (in thousands, except percentages):

Servicing Assets
Fair Value at September 30, 2019	$15,220
Market servicing rate assumptions	0.625%
Resulting fair value from:
Market servicing rate increase to 0.65%	$14,274
Market servicing rate decrease to 0.60%	$16,167
Weighted average prepayment assumptions	21.49%
Resulting fair value from:
Applying a 1.1 multiplier to prepayment rate	$14,557
Applying a 0.9 multiplier to prepayment rate	$14,952
Weighted average default assumptions	12.70%
Resulting fair value from:
Applying a 1.1 multiplier to default rate	$15,033
Applying a 0.9 multiplier to default rate	$15,412
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
8. Commitments and Contingencies
Operating Commitments
Prosper entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining three months of 2019 is $0.4 million. The minimum fee is $1.7 million for the years 2020 and 2021, and the minimum fee is $0.1 million for the year 2022. Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of September 30, 2019, we were in compliance with the covenant.
Loan Purchase Commitments
Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $33.4 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2019 and first business day of the quarter ending December 31, 2019. Prosper Funding will purchase these Borrower Loans within the first three business days of the quarter ending December 31, 2019.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase agreements between Prosper Funding and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower

Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of September 30, 2019 is $3.8 billion. Prosper Funding had accrued $1.0 million and $0.9 million as of September 30, 2019 and December 31, 2018, respectively, in regard to this obligation.
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
SEC Inquiry
In April 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to Note investors. Prosper was advised by the SEC that it was investigating whether violations of federal securities laws had occurred in connection with the error. On April 19, 2019, the SEC accepted an offer of settlement from PFL to resolve the matter. Under the settlement, the SEC alleged a violation of Section 17(a)(2) of the Securities Act and ordered PFL to cease and desist from any future violations of that provision. PFL neither admitted nor denied any wrongdoing, and agreed to pay a civil monetary penalty of $3.0 million. The SEC credited PFL’s prompt remedial acts in response to the error and Prosper’s cooperation with the SEC staff during the investigation. The penalty of $3.0 million was paid in full in April 2019.
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
Prosper Funding’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be related parties of Prosper Funding as of September 30, 2019 and December 31, 2018 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Three Months Ended September 30,		Three Months Ended September 30,
Related Party	2019	2018	2019	2018
Executive officers and management	$6	$3	$1	$—
Directors (excluding executive officers and management)	—	—	—	—
Total	$6	$3	$1	$—

	Aggregate Amount of Notes and Borrower Loans Purchased		Interest Earned on Notes and Borrower Loans
	Nine Months Ended September 30,		Nine Months Ended September 30,
Related Party	2019	2018	2019	2018
Executive officers and management	$17	$12	$4	$1
Directors (excluding executive officers and management)	—	—	—	—
Total	$17	$12	$4	$1

	Note and Borrower Loan Balance as of
Related Party	September 30, 2019	December 31, 2018
Executive officers and management	$35	$32
Directors (excluding executive officers and management)	—	—
	$35	$32

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

During the year ended December 31, 2018, our marketplace facilitated $2.8 billion in Borrower Loan originations, of which $2.7 billion were funded through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period. From inception through September 30, 2019, our marketplace facilitated $16.1 billion in Borrower Loan originations, of which $14.4 billion were funded through our Whole Loan Channel, representing 89% of the total Borrower Loans originated through our marketplace during this period. In the three months ended September 30, 2019, our marketplace facilitated $0.7 billion in Borrower Loan originations, an increase of 13% from the same period in 2018. In the nine months ended September 30, 2019, our marketplace facilitated $2.1 billion in Borrower Loan originations, a decrease of 8% from the same period in 2018. The mix of loans funded through the Whole Loan Channel for both the three and nine months ended September 30, 2019 was 94%.

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

Results of Operations
Key Operating and Financial Metrics (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loan Originations	$720,520	$640,262	$2,078,575	$2,251,283
Transaction Fees, Net	32,466	28,225	92,637	97,567
Whole Loans Outstanding (1)	3,753,215	3,833,666	3,753,215	3,833,666
Servicing Fees, Net	6,165	7,339	17,540	22,009
Total Net Revenue	43,361	20,682	116,368	82,807
Core Revenue (2)	43,361	40,243	133,921	138,280
Net Income (Loss)	10,769	(19,779)	(12,514)	(43,779)
Adjusted EBITDA (2)	(736)	(5,435)	4,952	7,893
(1) Balance as of September 30.
(2) Core Revenue and Adjusted EBITDA are non-GAAP Financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable US GAAP measure, see “Non-GAAP Financial Measures.”
Overview
The following tables summarize Prosper’s net loss for the three and nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Total Net Revenue	$43,361	$20,682	$22,679	110%
Total Expenses	32,563	40,453	(7,890)	(20)%
Net Income (Loss) Before Taxes	10,798	(19,771)	30,569	155%
Income Tax Expense	29	8	21	263%
Net Income (Loss)	$10,769	$(19,779)	$30,548	154%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Total Net Revenue	$116,368	$82,807	$33,561	41%
Total Expenses	128,795	126,559	2,236	2%
Net Loss Before Taxes	(12,427)	(43,752)	31,325	72%
Income Tax Expense	87	27	60	222%
Net Income (Loss)	$(12,514)	$(43,779)	$31,265	71%

Total net revenue for the three months ended September 30, 2019 increased $22.7 million, or 110%, when compared to the three months ended September 30, 2018. The increase was primarily attributable to a $19.6 million decrease in the Fair Value of Warrants Vested on Sale of Borrower Loans as the Consortium agreement ended in May 2019 and no additional warrants will be issued under the agreement after May 2019, as well as increased loan originations resulting in a $4.2 million increase in Transaction Fees, net. Total expenses for the three months ended September 30, 2019 decreased $7.9 million, primarily due to a $4.9 million increase in Change in Fair Value of Convertible Preferred Stock Warrants from a negative fair value adjustment of $9.2 million for the three months ended September 30, 2018 to a negative fair value adjustment of $14.2 million for the three months ended September 30, 2019, as well as a $2.9 million decrease in Sales and Marketing expenses. Accordingly, net income for the three months ended September 30, 2019 increased $30.5 million when compared to the three months ended September 30, 2018.

Total net revenue for the nine months ended September 30, 2019 increased $33.6 million, or 41% when compared to the nine months ended September 30, 2018. This increase was primarily attributable to a decrease in the fair value of warrants vested on the sale of Borrower Loans of $37.9 million, which decreased as a result of fewer warrants vesting during the period as a result of the Consortium Purchase Agreement ending in May 2019. This increase was offset by lower Borrower Loan originations, which decreased 8% on a dollar basis when compared to the nine months ended September 30, 2018. Total expenses for the nine months ended September 30, 2019 increased $2.2 million, a 2% increase from the nine months ended September 30, 2018, primarily due to $8.9 million decrease in Change in Fair Value of Convertible Preferred Stock Warrants for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, offset by a $4.9 million decrease in sales and marketing expenses related to the origination of Borrower Loans. Net loss for the nine months ended September 30, 2019 decreased $31.3 million when compared to the nine months ended September 30, 2018.
Origination Volume
From inception through September 30, 2019, a total of 1,248,618 Borrower Loans totaling $16.1 billion were originated through Prosper’s marketplace.

During the three months ended September 30, 2019, 53,203 Borrower Loans totaling $720.5 million were originated through Prosper’s marketplace, compared to 47,762 Borrower Loans totaling $640.3 million during the three months ended September 30, 2018. This represented an increase of 11% in terms of the number of loans and a 13% increase in the dollar amount of loans. The origination increase during the quarter ended September 30, 2019 versus the quarter ended September 30, 2018 was due to higher borrower demand.

Loan origination volume by Prosper Rating was as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$96.3	13%	$77.4	12%	$278.5	14%	$274.5	12%
A	176.6	25%	146.9	23%	504.8	24%	444.5	20%
B	182.2	25%	161.4	25%	527.3	26%	556.1	25%
C	157.9	22%	159.9	25%	461.9	22%	591.3	26%
D	56.8	8%	65.6	10%	176.2	8%	257.0	11%
E	15.6	2%	24.0	4%	45.7	2%	104.3	5%
HR	4.2	1%	5.1	1%	14.0	1%	23.6	1%
Other (1)	30.9	4%	—	—%	70.2	3%	—	—%
Total	$720.5		$640.3		$2,078.6		$2,251.3
(1) Represents loans originated through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.

During the three and nine months ended September 30, 2019, the mix of originations on the Prosper platform was relatively lower risk when compared to the three and nine months ended September 30, 2018, as Prosper tightened its credit underwriting to reduce borrower defaults across its platform during 2018.

Revenue
The following tables summarize Prosper’s revenue for the three and nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$32,466	$28,225	$4,241	15%
Servicing Fees, Net	6,165	7,339	(1,174)	(16)%
Gain (Loss) on Sale of Borrower Loans	2,577	3,139	(562)	(18)%
Fair Value of Warrants Vested on the Sale of Borrower Loans	—	(19,561)	19,561	100%
Other Revenue	1,608	1,453	155	11%
Total Operating Revenues	42,816	20,595	22,221	108%
Interest Income
Interest Income on Borrower Loans	29,113	15,088	14,025	93%
Interest Expense on Notes and Warehouse Line	(17,339)	(11,772)	(5,567)	(47)%
Net Interest Income	11,774	3,316	8,458	255%
Change in Fair Value of Financial Instruments, Net	(11,229)	(3,229)	(8,000)	(248)%
Total Net Revenue	$43,361	$20,682	$22,679	110%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Operating Revenues
Transaction Fees, Net	$92,637	$97,567	$(4,930)	(5)%
Servicing Fees, Net	17,540	22,009	(4,469)	(20)%
Gain (Loss) on Sale of Borrower Loans	8,834	10,652	(1,818)	(17)%
Fair Value of Warrants Vested on the Sale of Borrower Loans	(17,553)	(55,473)	37,920	68%
Other Revenue	4,831	3,820	1,011	26%
Total Operating Revenues	106,289	78,575	27,714	35%
Interest Income
Interest Income on Borrower Loans	71,084	42,005	29,079	69%
Interest Expense on Notes, Certificates Issued by Securitization Trust, and Warehouse Lines	(46,104)	(33,972)	(12,132)	(36)%
Net Interest Income	24,980	8,033	16,947	211%
Change in Fair Value of Financial Instruments, Net	(14,901)	(3,801)	(11,100)	(292)%
Total Net Revenue	$116,368	$82,807	$33,561	41%

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

Transaction fees for the three months ended September 30, 2019 increased primarily due to higher originations and a higher average transaction fee. This equaled 4.51% and 4.41% of the principal amount of originated loans facilitated through Prosper’s marketplace for the three months ended September 30, 2019 and 2018, respectively.
Transaction fees for the nine months ended September 30, 2019 decreased primarily due to lower originations volumes. This was partially offset by a higher average transaction fee, which equaled 4.46% and 4.33% of the principal amount of originated loans facilitated through Prosper’s marketplace for the nine months ended September 30, 2019 and September 30, 2018, respectively. This increase in the average transaction fee was due to an increase in the transaction fee rate for loans with certain Prosper Ratings that became effective in the second quarter of 2018 that impacted the loans originated on the platform during the nine months ended September 30, 2019.
Servicing Fees, Net
Prosper earns a fee from investors who purchase Borrower Loans through the Whole Loan Channel for servicing such loans on their behalf. The servicing fee compensates us for the costs we incur in servicing the Borrower Loans, including managing payments from borrowers and payments to investors and maintaining investors’ account portfolios. Historically, the servicing fee has been generally set at 1% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. For loans sold after August 1, 2016, the servicing fee has been set at 1.075% per annum of the outstanding principal balance of the corresponding Borrower Loan prior to applying the current payment. The decrease in servicing fees during the three and nine months ended September 30, 2019 were due to the decrease in the overall whole loan balance as compared to the three and nine months ended September 30, 2018, which was primarily the result of Prosper consolidating VIEs holding Borrower Loans related to securitizations.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains and losses on Borrower Loans sold through the Whole Loan Channel. The decrease for the three months ended September 30, 2019 was due to a $0.4 million increase in rebates and promotions on the sale of Borrower Loans through our Whole Loans channel. The decrease for the nine months ended September 30, 2019 was due to a decrease in Borrower Loans being originated through the platform due to credit tightening as described above.
Fair Value of Warrants Vested on the Sale of Borrower Loans
Fair Value of Warrants Vested on the Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vested when the Consortium purchased whole loans under the Consortium Purchase Agreement which ended in May 2019. The increase of $19.6 million for the three months ended September 30, 2019 is primarily due to the May 2019 termination of the Consortium Purchase Agreement, which resulted in no warrants vesting in the three months ended September 30, 2019. The decrease of $37.9 million for the nine months ended September 30, 2019 is primarily due to fewer warrants vesting and a lower per warrant value of the warrants that vested during the nine months ended September 30, 2019.
Other Revenue
Other Revenue consists primarily of credit referral fees and securitization fees. Credit referral fees are where partner companies pay us an agreed upon amount for referrals of customers from our website. Securitization fees represent fees Prosper earns to facilitate securitizations for purchasers of Borrower Loans. The changes in Other Revenue for the three months ended September 30, 2019 were not significant. The increase for the nine months ended September 30, 2019 was due to an amended referral partner contract.
Interest Income on Borrower Loans and Interest Expense on Notes, Certificates Issued by Securitization Trust, and Warehouse Lines
Prosper recognizes interest income on Borrower Loans using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding Notes and Warehouse Lines based on the contractual interest rates. We record interest expense on the Certificates Issued by the Securitization Trust based on the effective interest rate provided by our third party valuation specialist. The interest rate charged on the Borrower Loans is generally 1% higher than the corresponding interest rate on the Note to compensate us for servicing the Borrower Loans. The increases during the three and nine months ended September 30, 2019 were due to the net interest earned on the Borrower Loans purchased by Prosper with funding from the Warehouse Lines and the securitizations completed during the first nine months of 2019.
Change in Fair Value of Financial Instruments, Net
Prosper records Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust at fair value. Changes in fair value of Borrower Loans related to fractional notes are largely offset by the changes in fair value of the Notes due to the borrower payment-dependent design of the Note. Changes in fair value of Borrower Loans in the consolidated securitization trusts are partially offset by changes in fair value of the Certificates Issued by Securitization Trusts. Loans Held for Sale represent loans held in warehouse trusts. We earn interest income from such loans and record changes in loan valuation in earnings.
Fair value is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The main assumptions used to value such Borrower Loans, Loans Held for Sale and Notes include default rates derived from historical performance, and discount rates. Loans Held for Sale are valued using the same approach as the Borrower Loans held at fair value.
For Change in Fair Value of Financial Instruments, Net, the loss increased for both the three and nine months ended September 30, 2019 as a result of an increase in the balances of loans held in the securitization and warehouse trusts and upward revision to default rate assumptions.

Expenses
The following tables summarize Prosper’s expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Expenses
Origination and Servicing	$8,464	$8,313	$151	2%
Sales and Marketing	20,484	23,415	(2,931)	(13)%
General and Administrative - Research and Development	4,308	4,338	(30)	(1)%
General and Administrative - Other	13,887	13,728	159	1%
Change in Fair Value of Convertible Preferred Stock Warrants	(14,217)	(9,283)	(4,934)	(53)%
Restructuring Charges	7	218	(211)	(97)%
Other Expenses (Income), Net	(370)	(276)	(94)	(34)%
Total Expenses	$32,563	$40,453	$(7,890)	(20)%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Expenses
Origination and Servicing	$26,052	$26,326	$(274)	(1)%
Sales and Marketing	58,275	63,150	(4,875)	(8)%
General and Administrative - Research and Development	13,214	12,759	455	4%
General and Administrative - Other	41,665	42,172	(507)	(1)%
Change in Fair Value of Convertible Preferred Stock Warrants	(8,890)	(17,885)	8,995	50%
Restructuring Charges	86	813	(727)	(89)%
Other Expenses (Income), Net	(1,607)	(776)	(831)	(107)%
Total Expenses	$128,795	$126,559	$2,236	2%
As of September 30, 2019, Prosper had 415 full-time employees compared to 405 full-time employees as of September 30, 2018. The following table reflects full-time employees as of September 30, 2019 and 2018 by department:

	September 30, 2019	September 30, 2018
Origination and Servicing	155	167
Sales and Marketing	20	16
General and Administrative - Research and Development	101	94
General and Administrative - Other	139	128
Total Headcount	415	405

Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits, and stock-based compensation expense related to Prosper’s credit, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The increase for the three months ending September 30, 2019 was due to a $0.1 million or 7% increase in outsourced services. The decrease for the nine months ending September 30, 2019 was due to a $0.7 million or 7% decrease in compensation, offset by a $0.5 million or 11% increase in costs of services.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations, and direct mail marketing, as well as the compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended September 30, 2019, the decrease was driven by a $7.1 million or 51% decrease in direct mailing costs as Prosper decreased its direct mailing activities. This was offset by a $3.5 million or 56% increase in partnership costs as Prosper simultaneously increased its sales and marketing efforts through the partnership channel. For the nine months ended September 30, 2019, the decrease was driven by a $14.8 million or 43% decrease in direct mailing costs as Prosper decreased the size of its direct mail campaigns. The decrease was offset by a $8.2 million, or 44%, increase in partnership costs as Prosper simultaneously increased partnership activities.
General and Administrative - Research and Development
Research and Development costs consist primarily of salaries, benefits, and stock-based compensation expense related to engineering and product development employees and related vendor costs. There was no significant change in cost during the three and nine months ended September 30, 2019. Prosper capitalized internal-use software and website development costs in the amount of $2.6 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively. Prosper capitalized internal-use software and website development costs in the amount of $6.9 million and $4.0 million for the nine months ended September 30, 2019 and 2018, respectively.
General and Administrative - Other
General and Administrative expenses consist primarily of salaries, benefits, and stock-based compensation expense related to accounting and finance, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expense. There was no significant change in cost during the three months ended September 30, 2019. The decrease for the nine months ended September 30, 2019 was primarily due to a $1.4 million decrease in depreciation, offset by a $0.9 million increase in rent.
Change in Fair Value of Convertible Preferred Stock Warrants
The gain reflected in Changes in Fair Value of Convertible Preferred Stock Warrants increased in the three months ended September 30, 2019 due to a decrease in the fair value of the underlying convertible preferred stock and a larger quantity of vested Convertible Preferred Stock Warrants subject to fair value changes. The gain reflected in Changes in Fair Value of Convertible Preferred Stock Warrants decreased in the nine months ended September 30, 2019 due to a smaller decrease in the fair value of the underlying convertible preferred stock compared to decrease in the nine months ended September 30, 2018.
Restructuring Charges
Restructuring Charges consist of personnel and facilities related costs related to the strategic restructuring of the business that Prosper announced on May 3, 2016. For the three and nine months ended September 30, 2019 and 2018, the expenses relate to adjustments to the existing liabilities.
Other Expenses (Income)
Other Expenses (Income) includes interest income on cash, cash equivalents and available for sale securities. The increase in interest income for the three and nine months ended September 30, 2019 were achieved by a higher yield on those assets.
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
Because of these limitations, you should consider Core Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with US GAAP. The following table presents a reconciliation of Total Net Revenue to Core Revenue for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Net Revenue	$43,361	$20,682	$116,368	$82,807
Less: Fair Value of Warrants Vested on Sale of Borrower Loans	—	(19,561)	(17,553)	(55,473)
Core Revenue	$43,361	$40,243	$133,921	$138,280

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

We consider Adjusted EBITDA to be a helpful indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Management uses Adjusted EBITDA to, among other things, understand and compare operating results across accounting periods, evaluate our operations and financial performance, and for internal planning and forecasting purposes. Inclusion of Adjusted EBITDA is intended to provide investors insight into the manner in which management views the performance of Prosper, enhance investors’ evaluation of our operating results, and to facilitate meaningful comparisons of our results between periods. These non-GAAP financial measures should not be considered an alternative to, or more meaningful than, the US GAAP financial information provided herein.

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

The following table presents a reconciliation of Net Income (Loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income (Loss)	$10,769	$(19,779)	$(12,514)	$(43,779)
Fair Value of Warrants Vested on Sale of Borrower Loans	—	19,561	17,553	55,473
Depreciation expense:
Servicing and Origination	1,299	1,291	3,721	4,282
General & Administration - Other	536	994	1,717	3,136
Amortization of Intangibles	71	89	211	290
Stock-Based Compensation	988	1,828	3,838	6,412
Restructuring Charges	—	218	86	813
Change in the Fair Value of Warrants	(14,217)	(9,283)	(8,890)	(17,885)
Interest Income on Available for Sale Securities, Cash and Cash Equivalents	(211)	(362)	(857)	(876)
Income Tax Expense	29	8	87	27
Adjusted EBITDA	$(736)	$(5,435)	$4,952	$7,893

Expenses on the condensed consolidated statement of operations include the following amount of stock based compensation for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Origination and Servicing	$73	$213	$377	$670
Sales and Marketing	71	108	216	324
General and Administrative	844	1,507	3,245	5,418
Total Stock-Based Compensation	$988	$1,828	$3,838	$6,412

Liquidity and Capital Resources
We currently anticipate that our available funds, Warehouse Lines, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.

The following table summarizes Prosper’s cash flow activities for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018
Net Income (Loss)	$10,769	$(19,779)
Net cash provided by (used in) operating activities	(91,246)	5,615
Net cash provided by investing activities	28,265	4,469
Net cash provided by financing activities	47,469	392
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,512)	10,476
Cash, cash equivalents and restricted cash at the beginning of the period	229,114	193,204
Cash, cash equivalents and restricted cash at the end of the period	$213,602	$203,680

Cash, cash equivalents and restricted cash ("net cash") decreased for the three months ended September 30, 2019 primarily due to $100.2 million of net purchases of Loans Held for Sale by Prosper, $57.4 million of payments to holders of Notes and Certificates issued by securitization trusts consolidated by Prosper, and $2.6 million of purchases of property and equipment. This is offset by $104.2 million provided by the Warehouse Lines, $30.9 million net cash collections on Borrower Loans in securitizations consolidated by Prosper, and $10.2 million of net income, net of non-cash items. Net cash provided by financing activities primarily represents proceeds from the Warehouse Lines, which are partially offset by payments on Notes and Certificates issued by the securitization trusts.

The following table summarizes Prosper’s cash flow activities for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net Loss	$(12,514)	$(43,779)
Net cash provided by (used in) by operating activities	(140,580)	(116,224)
Net cash (used in) provided by investing activities	64,892	20,194
Net cash provided by financing activities	82,231	101,247
Net increase in cash, cash equivalents and restricted cash	6,543	5,217
Cash, cash equivalents and restricted cash at the beginning of the period	207,059	198,463
Cash, cash equivalents and restricted cash at the end of the period	$213,602	$203,680

Cash, cash equivalents and restricted cash ("net cash") increased for the nine months ended September 30, 2019 primarily due to $173.6 million provided by the Warehouse Lines, $25.4 million of net income, net of non-cash items, and net maturity of $20.8 million in available for sale securities. This is offset by $14.0 million in less cash held on the platform by investors that is classified as restricted cash, $152.6 million of net purchases of Loans Held for Sale by Prosper, and $7.7 million of purchases of property and equipment. Net cash provided by financing activities primarily represents proceeds from the Warehouse Lines, which are partially offset by payments on Notes and Certificates issued by the securitization trusts.

During the nine months ended September 30, 2019, Prosper contributed Loans Held for Sale and cash to two securitization deals, PMIT 2019-1 and PMIT 2019-2. As part of the securitization program, Prosper contributed $147.8 million of Borrower Loans and $6.1 million of cash in return for residual certificates in the securitization trusts and payments of $130.3 million to reduce the amount outstanding in Prosper's Warehouse Lines. These securitization trusts are VIEs that Prosper consolidates, and as a result, Prosper includes the Borrower Loans and related debt of these securitization trusts on Prosper's balance sheet. The payments on the Warehouse Lines increase the borrowing capacity under the Warehouse Lines for future Borrower Loan purchases.
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
Critical Accounting Policies
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to these critical accounting estimates during the first nine months of 2019.

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
Results of Operations
Overview
The following tables summarize Prosper Funding’s net income for the three and nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Total Net Revenue	$19,075	$18,404	$671	4%
Total Expenses	17,295	17,997	(702)	(4)%
Net Income	$1,780	$407	$1,373	337%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Total Net Revenue	$55,862	$60,532	$(4,670)	(8)%
Total Expenses	51,561	60,012	(8,451)	(14)%
Net Income	$4,301	$520	$3,781	727%

Total net revenue for the three months ended September 30, 2019 increased $0.7 million, a 4% increase from the three months ended September 30, 2018, primarily due to the increased number of loan listings on the marketplace during the period, which resulted in an increase in administration fee revenue for the listing driven portion of such fee. Total expenses for the three months ended September 30, 2019 decreased $0.7 million, a 4% decrease from the three months ended September 30, 2018, primarily due to lower administration fee per loan listing during the current period.

Total net revenue for the nine months ended September 30, 2019 decreased $4.7 million, a 8% decrease from the nine months ended September 30, 2018, primarily due to the decreased number of loan listings on the marketplace during the period, which resulted in decreased administration fee revenue for the listing driven portion of such fee. Total expenses for the nine months ended September 30, 2019 decreased $8.5 million, a 14% decrease from the nine months ended September 30, 2018, primarily due to lower administration fee per loan listing during the current period.
Revenue
The following tables summarize Prosper Funding’s revenue for the three and nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$8,854	$27,135	$(18,281)	(67)%
Servicing Fees, Net	6,473	7,098	(625)	(9)%
Gain (Loss) on Sale of Borrower Loans	3,155	(16,379)	19,534	119%
Other Revenue	56	70	(14)	(20)%
Total Operating Revenues	18,538	17,924	614	3%
Interest Income on Borrower Loans	10,304	10,939	(635)	(6)%
Interest Expense on Notes	(9,647)	(10,209)	562	6%
Net Interest Income	657	730	(73)	(10)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(120)	(250)	130	52%
Total Net Revenue	$19,075	$18,404	$671	4%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$42,469	$81,754	$(39,285)	(48)%
Servicing Fees, Net	19,350	21,119	(1,769)	(8)%
Gain (Loss) on Sale of Borrower Loans	(7,725)	(44,133)	36,408	82%
Other Revenue	99	206	(107)	(52)%
Total Operating Revenues	54,193	58,946	(4,753)	(8)%
Interest Income on Borrower Loans	31,038	32,797	(1,759)	(5)%
Interest Expense on Notes	(29,031)	(30,597)	1,566	5%
Net Interest Income	2,007	2,200	(193)	(9)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(338)	(614)	276	45%
Total Net Revenue	$55,862	$60,532	$(4,670)	(8)%

Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by Prosper Funding to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay PFL a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a rebates fee based on rebates given to investors as an incentive to purchase Borrower Loans from PFL. The decreases in revenue for the three and nine months ended September 30, 2019 was primarily the result of a decrease in rebate fees resulting from a decrease in the rebates given under the Consortium Purchase Agreement, which ended in May 2019.
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
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains (losses) on Borrower Loans sold through the Whole Loan Channel. Gain (Loss) on Sale of Borrower Loans went from a loss to a gain for the three months ended September 30, 2019. This $19.5 million increase in the Gain (Loss) on Sale of Borrower Loans was due to a $19.6 million decrease in rebates with no warrants issued by PMIT to the Consortium after the Consortium agreement ended in May 2019. The loss for the nine months ended September 30, 2019 decreased $36.4 million due to a $39.2 million decrease in rebates primarily due a decrease in losses from warrants issued by PMI to the Consortium.
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

Overall, the decreases in net interest income for the periods above were primarily driven by the decrease in volume of Borrower Loans funded through the Note Channel.
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

The following table summarizes the fair value adjustments for the three and nine month periods ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Borrower Loans	$(6,331)	$(9,450)	$(17,508)	$(24,868)
Loans Held for Sale	—	(25)	—	(29)
Notes	6,211	9,225	17,171	24,283
Total	$(120)	$(250)	$(337)	$(614)
Expenses
The following tables summarize Prosper Funding’s expenses for the three and nine month periods ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$16,079	$16,864	$(785)	(5)%
Servicing	1,178	1,036	142	14%
General and Administrative	38	97	(59)	(61)%
Total Expenses	$17,295	$17,997	$(702)	(4)%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$47,845	$55,036	$(7,191)	(13)%
Servicing	3,550	4,512	(962)	(21)%
General and Administrative	166	464	(298)	(64)%
Total Expenses	$51,561	$60,012	$(8,451)	(14)%

Administration Fee Expense - Related Party
Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month, PFL is required to pay PMI a corporate administration fee, a fee for each Borrower Loan originated through the marketplace, a proportion of all servicing fees collected by or on behalf of PFL, and all nonsufficient funds fees collected by or on behalf of Prosper Funding. The decrease in fees for the three months ended September 30, 2019 was not significant. The decrease in fees for the nine months ended September 30, 2019 was due to the decreased origination volume of Borrower Loans.
Servicing
Servicing costs consist primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The increase for the three months ended September 30, 2019 was not significant. The decrease for the nine months ended September 30, 2019 was primarily due to a decrease in amortization of internal use software.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. The decrease for the three and nine months ended September 30, 2019 was primarily due to a reduction in bank charges.

Liquidity and Capital Resources
We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
The following table summarizes Prosper Funding’s cash flow activities for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net Income	$4,301	$520
Net cash used in operating activities	(4,670)	(2,373)
Net cash used in investing activities	(4,784)	(3,273)
Net cash provided by (used in) financing activities	1,431	(453)
Net decrease in cash, cash equivalents and restricted cash	(8,023)	(6,099)
Cash, cash equivalents and restricted cash at the beginning of the period	147,181	148,315
Cash, cash equivalents and restricted cash at the end of the period	$139,158	$142,216

The net decrease in cash, cash equivalents and restricted cash for the nine months ended September 30, 2019, is primarily due to the net $9.5 million less cash held on the platform by investors that is classified as restricted cash. Net cash used in investing activities primarily represents acquisitions of Borrower Loans (excluding acquisition of Borrower Loans sold to unrelated third parties which is included in cash flow from operating activities along with the corresponding proceeds from sale of Borrower Loans), offset by repayment of Borrower Loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes, partially offset by payments on Notes.
Income Taxes
Prosper Funding incurred no income tax expense for the nine months ended September 30, 2019 and 2018. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of September 30, 2019, Prosper Funding has not engaged in any off-balance sheet financing activities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk
Prosper Marketplace, Inc.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.

Through the Warehouse Lines we invest in Borrower Loans classified as held for sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Borrower Loans held on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Borrower Loans, which have declined in market value due to changes in interest rates as stated above. Changes in the market value of Borrower Loans classified as held for sale are recorded through the Statement of Operations. The fair value of Borrower Loans which are held on our balance sheet as held for sale was $231.6 million as of September 30, 2019.

The fair values of Borrower Loans, Loans Held for Sale and the related Notes are determined using discounted cash flow methodologies based upon a set of valuation assumptions such as default rate and discount rate. Default rate and discount rate may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. We are exposed to the risk of decrease in the fair value of loans held in the warehouse and securitization trusts. For Borrower Loans and Notes presented on our Balance Sheet on behalf of our fractional loan pool investors, the fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment-dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.

We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $205.8 million as of September 30, 2019. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently out of the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.

Prosper had cash and cash equivalents of $55.3 million as of September 30, 2019, and $57.9 million as of December 31, 2018. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the cash and cash equivalents.
Interest Rate Sensitivity
Prosper holds available for sale investments. The fair value of Prosper’s available for sale investment portfolio was $1.5 million and $22.2 million as of September 30, 2019 and December 31, 2018, respectively. These investments consisted of U.S. Treasury Bills and U.S. Treasury securities. To mitigate the risk of loss, Prosper’s investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, Prosper limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on Prosper’s available for sale investments and the market value of those investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0 in the fair value of Prosper’s available for sale investments as of September 30, 2019, and of approximately $40 thousand in the fair value of Prosper’s available for sale investments as of December 31, 2018. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $0 in the fair value of Prosper’s available for sale investments as of September 30, 2019, and of approximately $40 thousand in the fair value of Prosper’s available for sale investments as of December 31, 2018. Any realized gains or losses resulting from such interest rate changes would only be recorded if Prosper sold the investments prior to maturity and the investments were not considered other-than-temporarily impaired.
Prosper’s investment in Borrower Loans held for sale was $231.6 million and $183.8 million as of September 30, 2019 and December 31, 2018, respectively. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $2.1 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of September 30, 2019, and of approximately $1.8 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of December 31, 2018. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $2.2 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of September 30, 2019, and of approximately $1.8 million in the fair value of Prosper’s investment in Borrower Loans held for sale as of December 31, 2018. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans on our balance sheet.
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
Prosper Funding had cash and cash equivalents of $13.7 million as of September 30, 2019, and $11.2 million as of December 31, 2018. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of September 30, 2019. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

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

4.3	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (1)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (1)

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

November 8, 2019	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer and President of Prosper Funding LLC
(Principal Executive Officer)

November 8, 2019	/s/ Usama Ashraf
Usama Ashraf
Chief Financial Officer of Prosper Marketplace, Inc.
Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)