Form 10-K
period 2019-12-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2020-03-20
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

333-179941-01 333-204880 333-225797-01	PROSPER MARKETPLACE, INC. a Delaware corporation 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415) 593-5400	73-1733867
333-179941 333-204880-01 333-225797	PROSPER FUNDING LLC a Delaware limited liability company 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415) 593-5479	45-4526070
Commission File Number	Exact Name of Registrant as Specified in its Charter
State or Other Jurisdiction of Incorporation or Organization
Address of Principal Executive Offices, Zip Code
	Registrant's Telephone Number (Including Area Code)	I.R.S. Employer Identification Number

Securities registered pursuant to Section 12(b) of the Act:	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Prosper Marketplace, Inc.	None	None	None
Prosper Funding LLC	None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Prosper Marketplace, Inc.	None	None	None
Prosper Funding LLC	None	None	None
Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Prosper Marketplace, Inc.	Yes ☐ No ☒
Prosper Funding LLC	Yes ☐ No ☒
Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Prosper Marketplace, Inc.	Yes ☐ No ☒
Prosper Funding LLC	Yes ☐ No ☒
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

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Prosper Marketplace, Inc.	☐
Prosper Funding LLC	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).

Prosper Marketplace, Inc.	Yes ☐ No ☒
Prosper Funding LLC	Yes ☐ No ☒
Prosper Funding LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at	Number of Shares of Common Stock of the Registrant Outstanding at
	June 30, 2019	March 15, 2020
Prosper Marketplace, Inc.	(a)	68,455,641
($0.01 par value)
Prosper Funding LLC	(a)(b)	None
(a) Not applicable
(b) All voting and non-voting common equity is owned by Prosper Marketplace, Inc.
THIS COMBINED FORM 10-K IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, Prosper Warehouse I Trust (“PWIT”), a Delaware statutory trust, Prosper Warehouse II Trust (“PWIIT”), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2019-1 (“PMIT 2019-1”), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2019-2 (“PMIT 2019-2”), a Delaware statutory trust and Prosper Marketplace Issuance Trust, Series 2019-4 (“PMIT 2019-4”), a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiaries, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, and Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. PAH was dissolved on November 28, 2018. As a result, references to Prosper Funding do not include PAH for periods subsequent to the year ended December 31, 2018. In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.” Finally, although historically the Company has referred to investors as “lender members,” PFL calls them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.

Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. These statements may appear throughout this Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, PMI or PFL expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our respective managements, is expressed in good faith, and is believed to have a reasonable basis. Nevertheless, management can give no assurances that any of the events anticipated by these forward-looking statements will occur or, if any of them does occur, what impact they will have on Prosper or Prosper Funding’s results of operations and financial condition.
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

PART I
Item 1.  Business
Overview
Prosper is a pioneer of online marketplace lending that connects borrowers and investors. Our goal is to enable borrowers to access credit at affordable rates and provide investors with attractive risk-adjusted rates of return. Our marketplace facilitated $2.7 billion in Borrower Loan originations during 2019 and $16.7 billion in Borrower Loan originations since it first launched in 2006.
We believe our online marketplace model has key advantages relative to traditional banks, including (i) an innovative marketplace model that efficiently connects qualified supply and demand of capital, (ii) online operations that substantially reduce the need for physical infrastructure and improve convenience, and (iii) data and technology driven automation that improves the borrower and investor experience through increased efficiency. We do not operate physical branches or incur expenses related to that infrastructure like traditional banks or consumer finance institutions do; instead, we use data and technology to drive automation and efficiency in our operations. As part of operating our marketplace, we verify the identity of borrowers and assess borrowers’ credit risk profile using a combination of public and proprietary data. Our proprietary technology automates several loan origination and servicing functions, including the borrower application process, data gathering, underwriting, credit scoring, loan funding, investing and servicing, regulatory compliance and fraud detection.
To consumer borrowers, we believe that we offer generally better pricing, on average, than the pricing those borrowers would pay on outstanding credit card balances or unsecured installment loans from a traditional finance company. We also believe that we offer faster decisions and loan originations, and greater transparency, resulting in a better customer experience than that provided by traditional consumer finance lenders.
To individual and institutional investors, we offer an asset class that we believe has attractive risk adjusted returns, transparency, access to consumer loans, and lower duration risk.
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
PMI developed our marketplace and, until February 1, 2013, owned the proprietary technology that makes operation of our marketplace possible. On February 1, 2013, PMI transferred the marketplace to PFL. PFL has been organized and is operated in a manner that is intended (i) to minimize the likelihood that it will become subject to a voluntary or involuntary bankruptcy or similar proceeding, and (ii) to minimize the likelihood that, in the event of PMI’s bankruptcy, PFL would be substantively consolidated with PMI and thus have its assets subjected to claims of PMI’s creditors. We believe we have achieved this by imposing through PFL’s organizational documents and covenants in the Amended and Restated Indenture (as defined below in Item 13, “Certain Relationships and Related Transactions, and Director Independence”) certain restrictions on PFL’s activities and certain formalities designed to reinforce PFL’s status as a distinct entity from PMI. In addition, under the Administration Agreement, dated February 1, 2013, between PMI and PFL (as amended to date, the “Administration Agreement”), PMI has agreed, in its dealings with PFL and with third parties, to observe certain “separateness covenants” related to its corporate formalities. PMI has also adopted resolutions limiting its own activities and interactions with PFL in order to further reduce the likelihood that PFL would be substantively consolidated with PMI in the event of PMI’s bankruptcy.
PFL has retained PMI, pursuant to the Administration Agreement, to provide certain administrative services relating to our marketplace. Specifically, the Administration Agreement contains a license granted by PFL to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement relating to corporate administration, loan platform services, loan and Note servicing, and marketing, and (ii) PMI’s performance of its duties and obligations to WebBank in relation to loan origination and funding. The license is terminable in whole or in part upon the failure by PMI to pay PFL the licensing fee, or upon PMI’s termination as the provider of some or all of the aforementioned services. See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Prosper Marketplace, Inc.—Agreements with PFL” for more information.
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
When a borrower requests a loan, we first evaluate whether the borrower meets the underwriting criteria required by WebBank. The underwriting criteria apply to all loans originated through our marketplace and may not be changed without WebBank's consent. For the Note Channel, all borrowers who request a loan are subject to the following minimum eligibility criteria: (1) have at least a 640 FICO score, (2) have fewer than five credit bureau inquiries (after excluding duplicate inquiries) within the last 6 months, (3) have an annual income greater than $0, (4) have a debt-to-income ratio of no more than 50%, (5) have at least three open trades reported on their credit report, and (6) have not filed for bankruptcy within the last 12 months.
Prosper also allows two borrowers to apply together as joint applicants for a co-borrower loan. Each borrower applicant is held jointly and severally liable for the obligations under the loan. In the case of co-borrower loans, the primary (or “specified”) borrower must satisfy the above credit criteria (except the debt-to-income ratio for joint loans is calculated using the combined debt-to-income ratio of the primary and secondary borrowers without duplication of combined debt). The secondary borrower must also satisfy certain additional credit criteria, including a minimum FICO score of at least 600, at least one open trade reported on the secondary borrower’s credit report, and no bankruptcy filings within the last 12 months.
In addition, a borrower may have up to two loans through Prosper outstanding at one time, provided that (1) the first loan is current, (2) the aggregate outstanding principal balance of both loans does not exceed the then-current maximum allowable loan amount for loans (currently $40,000), and (3) the borrower complies with the prior-borrower constraints above.
From time to time, we have, with WebBank’s consent, tested new products that include features which are outside the standard eligibility criteria discussed above. These products are available on a limited basis, exclusively through our Whole Loan Channel and did not have a material impact on our business or our financial statements during the fiscal year ended December 31, 2019.
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
At the time an individual investor registers to participate in the Note Channel, such investor must satisfy any minimum financial suitability standards established for the Note Channel by the state in which the investor resides. Investors who participate in the Note Channel must enter into an investor registration agreement, which governs all sales of Notes to such investors.
Only investors who are approved by us are eligible to participate in the Whole Loan Channel. At a minimum, to participate in the Whole Loan Channel, an investor must meet the definition of an “accredited investor” set forth in Regulation D under the Securities Act. Investors who participate in the Whole Loan Channel must enter into loan purchase and loan servicing agreements with us.

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
The Prosper Score predicts the probability of a Borrower Loan going “bad,” where “bad” is defined as going more than 60 days past due within twelve months of the application date. To create the Prosper Score, we have developed and refined a custom risk model using our historical data as well as a data archive from a consumer credit bureau. We built the model on our borrower population, and included as variables information provided directly by the borrowers as well as included in their credit reports, so that the model would incorporate behavior that is unique to that population. In addition to the Prosper Score, another major element used to determine the Prosper Rating for a loan listing is a credit score from a consumer reporting agency. We currently use either or both of TransUnion’s FICO08 score and VantageScore. We obtain a borrower’s credit score at the time the loan listing is created, unless we already have a credit score on file that is not more than thirty days old.
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
Loan Servicing and Collection
We are responsible for servicing the Borrower Loans made through our marketplace. We will pay each Note holder principal and interest on the Note in an amount equal to each such Note’s pro-rata portion of the principal and interest payments, if any, which we receive on the corresponding Borrower Loan, net of our servicing fee. We will also pay Note holders their pro-rata portion of any other amounts we receive on the corresponding Borrower Loans, including late fees and prepayments, subject to our servicing fee; provided, that we will not pay Note holders any non-sufficient funds fees we receive for failed borrower payments. In addition, the funds available for payment on the Notes will be reduced by the amount of any attorneys’ fees or collection fees we, a third-party servicer or a collection agency imposes in connection with collection efforts related to the corresponding Borrower Loan. We will have no further obligation to make payments on any Note after its final maturity date.
We will pay each investor who has purchased a Borrower Loan through the Whole Loan Channel principal and interest on the Borrower Loan purchased in an amount equal to the principal and interest payments, if any, that we receive, net of our servicing fee. We will also pay these investors any other amounts we receive on the Borrower Loans, including late fees and prepayments, subject to our servicing fee, provided that we will not pay these investors any non-sufficient funds fees we receive for failed borrower payments or any payment processing fees we may collect. In addition, the funds available for payment on the Borrower Loans will be reduced by the amount of any attorneys' fees or collection fees we, a third-party servicer or a collection agency imposes in connection with collection efforts related to the Borrower Loan.
If a Borrower Loan becomes past due, we may collect on it directly or refer it to a third-party collection agency. Our in-house collections department and third-party collection agencies are compensated by keeping a portion of the payments they collect based on a predetermined schedule.
Customers
A relatively small number of investors provide the funding commitments for a large percentage of all listings that result in Borrower Loans originated through our marketplace. Of all Borrower Loans originated in the year ended December 31, 2019, the largest party purchased a total of 9.4% of those loans.
Industry Background and Trends
According to the Board of Governors of the Federal Reserve System, as of December 2019, the balance of outstanding consumer credit (excluding mortgages) in the United States totaled $4.2 trillion. This amount included $1.1 trillion of revolving consumer credit, which many consumers seek to refinance for a lower interest rate.
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
Competition
We compete for borrowers and investors against other financial products and companies. For borrowers, our competition includes banking institutions, credit unions, credit card issuers and other consumer finance companies. For investors, our competition includes other investment vehicles such as consumer lending funds and asset classes such as equities, bonds and commodities. Our competition for borrowers and investors also includes other online consumer lending companies, such as LendingClub Corporation, Social Finance Inc. and other marketplace lending platforms. We may also face potential competition from new market entrants, or business expansion from established companies, such as Goldman Sachs. These companies may have significantly greater financial, technical, marketing and other resources and may be able to devote greater resources to the development, promotion, sale and support of their offerings.
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and provide us with sustainable competitive advantages:
•Leading Online Marketplace. Since inception, our marketplace has facilitated $16.7 billion in loan originations, of which $2.7 billion was for the year-ended December 31, 2019. As our business grows, our brand, reputation and scale strengthens. This allows us to attract top talent, speed up product innovation, attract market place participants and drive down our cost structure, all of which further benefit borrowers and investors.
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
The system hardware for our marketplace is located in hosting facilities in Scottsdale, Arizona, Las Vegas, Nevada, The Dalles, Oregon and Council Bluffs, Iowa. We own the hardware deployed in support of our marketplace. We continuously monitor the performance and availability of our marketplace. The infrastructure is scalable and utilizes standard techniques such as load-balancing and redundancies.
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
•Fraud Detection. We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud. These include knowledge-based authentication, behavioral analytics and digital fingerprinting to prevent identity fraud. We use services from third-party vendors for user identification, credit checks and for checking customer names against the list of Specially Designated Nationals and other lists maintained by the Office of Foreign Assets Control (“OFAC”). In addition, we use specialized third-party software to augment the identity fraud detection systems. We also have a dedicated team which conducts additional investigations of cases flagged for high fraud risk. Finally, we enable users to report suspicious activity, which we may then evaluate further.
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
We have registered several trademarks in the United States, including “Prosper,” “Prosper Healthcare Funding,” “Prosper.com,” and the Prosper and Prosper Healthcare Funding logos.
Employees and Contractors
As of December 31, 2019, we employed 404 full-time employees. The following table shows a breakdown by function:

Origination and Servicing	145
Sales and Marketing	17
General and Administrative - Research and Development	101
General and Administrative – Other	141
404
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
In January 2017, the Administrator of the Colorado Uniform Consumer Credit Code filed suits against online loan platforms Marlette Funding, LLC and Avant, Inc. The Administrator claims that loans to Colorado residents facilitated through these platforms were required to comply with Colorado laws regarding interest rates and fees, and that such laws were not preempted by the federal laws that apply to loans originated by Cross River Bank and WebBank, the federally regulated issuing banks that originate loans through the platforms operated by Marlette and Avant, respectively. Cross River Bank and WebBank have each intervened in the state court case filed against Marlette and Avant, respectively. We have been in discussions with the Colorado Department of Law regarding certain terms of Borrower Loans offered to Colorado residents. Effective as of July 30, 2019, we and the Administrator entered into a stipulation for the continued operation of the loan program in Colorado, subject to certain financing charge and late fee restrictions during the period that the stipulation is in effect. The stipulation is intended to preserve the status quo pending resolution of the litigation against each of Marlette and Avant, but may be terminated with 21 days’ notice by either party. No further assurance can be provided as to the timing or outcome of these matters.

If a Borrower Loan made through our marketplace was deemed to be subject to the usury laws of a state that has opted-out of the exportation regime or becomes bound by the Second Circuit’s or a similar judicial decision, we could become subject to fines, penalties, and possible forfeiture of amounts charged to borrowers, and we may decide not to originate Borrower Loans through our marketplace in that applicable jurisdiction, which may adversely impact our growth. For more information, see Item 1A, “Risk Factors—If our marketplace were found to violate a state’s usury laws, we may have to alter our business model and our business could be harmed.”
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
Privacy and Data Security Laws. The federal Gramm-Leach-Bliley Act (“GLBA”) limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. Additional state and federal privacy and data security laws require safeguards to protect the privacy and security of consumers’ personally identifiable information, require notification to affected customers in the event of a breach, and restrict certain sharing of nonpublic personal information about a consumer with affiliated entities. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, provides consumers in the state with extensive rights to know about the use, to request deletion, and to opt out of the sale of their personal information by businesses that are a certain size or that generate at least half of their revenue by selling personal information. In turn, the CCPA requires subject businesses to notify consumers of their data collection practices and to implement procedures for timely responding to consumer requests submitted in exercise of their rights under the statute. We maintain a detailed privacy policy, which complies with GLBA and the CCPA and is accessible from our website. We maintain participants’ personal information securely, and we do not sell, rent or share such information with nonaffiliated third parties for marketing purposes unless previously agreed to by the participant or otherwise permitted by applicable law. In addition, we take a number of measures to safeguard the personal information of our borrowers and investors and to protect it against unauthorized access.
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
Recent Developments
HELOC. In November 2018, we announced our intent to launch a new digital Home Equity Line of Credit (HELOC) product in 2019, including our plan to partner with banks to improve the HELOC application process and reduce the time from application to closing for eligible borrowers. In November 2019, we announced our collaboration with BBVA USA, the U.S. subsidiary of Madrid-based BBVA, in offering HELOCs through our website. HELOCs are currently available to borrowers in Alabama, Arizona, Florida, and Texas. HELOCs will not be available on the Prosper marketplace for investment purposes.
Investor Mobile App. In August 2019, we publicly launched our new mobile app, Prosper Invest. The mobile app is designed to allow Note investors an on-the-go option for managing their Prosper accounts, including initiating cash transfers, checking the status of their Notes, and setting up the Auto Invest tool. Prosper Invest is available for both iOS and Android devices.
Available Information
The following filings are available for download free of charge at www.prosper.com as soon as reasonably practicable after such filings are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Our SEC filings are also available to the public on the SEC’s website, at www.sec.gov. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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
PFL will only make payments pro-rata on a series of Notes after it receives a borrower’s payment on the corresponding Borrower Loan, net of servicing fees. PFL also will retain from the funds received from the relevant borrower and otherwise available for payment on the Notes any non-sufficient funds fees and the amounts of any attorneys’ fees or collection fees our in-house collections department, a third-party servicer or collection agency imposes in connection with collection efforts. Under the terms of the Notes, if PFL does not receive any or all payments on the corresponding Borrower Loan, payments on the Note will be correspondingly reduced in whole or in part. If the relevant borrower does not make a payment on a specific monthly loan payment date, no payment will be made on the Note on the corresponding succeeding Note payment date.
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
The Prosper Rating assigned to a loan listing may not accurately reflect the risks of investing in the Notes, and is not a recommendation by us to buy, sell or hold a Note. For example, the Prosper Rating for a listing could be inaccurate because the applicant’s credit report contained incorrect information. Similarly, although most of the information provided by applicants that is relevant to the Prosper Rating is verified by us before calculating the Prosper Rating, we do not verify all such information. For example, we do not verify the income information on all applications. Further, the Prosper Rating does not reflect PFL’s credit risk as a debtor (such credit risk exists even though, as the debtor on the Notes, PFL’s only obligation is to pay to the Note holders their pro-rata shares of collections received on the related Borrower Loans net of applicable fees). In addition, no assurances can be provided that actual loss rates for the Notes will fall within the expected loss rates indicated by the Prosper Rating. The interest rates on the Notes might not adequately compensate Note investors for these additional risks.
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
Since it was first implemented in July 2011 through December 31, 2019, the Recurring Investment tool (formerly known as Auto Quick Invest) tool has experienced programming errors that affected 8,630 Notes and PMI Notes out of the 11,534,093 Notes and PMI Notes purchased. The Auto Invest tool was first implemented on June 2, 2016. Since such time through December 31, 2019, the Auto Invest tool has experienced programming errors that affected 2 Notes out of the 6,522,117 Notes purchased.
In the event of any errors in Recurring Investment or Auto Invest that cause an investor to purchase a Note from PFL that such investor would not otherwise have purchased or that differs materially from the Note such investor would have purchased had there been no error, PFL will either repurchase the Note, indemnify the investor against losses suffered on that Note or cure such error. See “Risk Factors—Risks Related to PFL and PMI, Our Marketplace and Our Ability to Service the Notes” for more information.
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
If there are any amounts under such a Borrower Loan still due and owing to PFL after the final maturity of the corresponding Notes, PFL will have no further obligation to make payments on such Notes, even if it receives payments on the Borrower Loan after the final maturity of such Notes. We do not take military service into account in assigning a Prosper Rating to loan listings. In addition, as part of the borrower registration process, we do not request borrowers to confirm if they are qualified service members or reservists within the meaning of the SCRA or the MLA. See Item 1, “Business—Government Regulation” for more information.
As of December 31, 2019, 106 Borrower Loans, with a total outstanding balance of $788 thousand are subject to the SCRA.
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
If a borrower dies with a Borrower Loan still outstanding, PFL is required, upon receiving notice of the death, to stop accepting automatic loan payments and to refund any payments that were automatically debited after the borrower's date of death. Though we may seek to work with the executor of the borrower’s estate to obtain repayment of the loan, the borrower’s estate may not contain sufficient assets to repay the loan, or its executor may prioritize repayment of other creditors. In addition, if a borrower dies near the end of the term of his or her Borrower Loan, it is unlikely that any further payments will be made on the corresponding Notes because the time required for the probate of the borrower’s estate will likely extend beyond the final maturity date of the Notes, after which date PFL will cease to have any obligation to make payments on the Notes.

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
PFL is only obligated to repurchase Notes or indemnify holders of Notes in limited circumstances. These circumstances include if (i) a material payment default under the corresponding Borrower Loan occurs as a result of verifiable identify theft; (ii) we include a Prosper Rating in a listing that is different from the Prosper Rating we calculated, or we calculate the Prosper Rating incorrectly; or (iii) any errors in Quick Invest, Recurring Investment, or Auto Invest cause an investor to purchase a Note from PFL that such investor would not otherwise have purchased or that differs materially from the Note, in which cases PFL also has the option to cure such error. PFL is not required to repurchase Notes or indemnify holders of Notes, however, if the Note holder’s investment is not realized in whole or in part due to fraud other than identity theft, or due to other false or inaccurate statements or omissions of fact in a listing, whether in credit data, borrower representations or similar indicia of borrower intent and ability to repay the loan. Further, PFL is under no obligation to repurchase a Note or indemnify any holder of Notes if a correctly-determined Prosper Rating fails to accurately predict the actual losses on a Borrower Loan.
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
During the year ended December 31, 2019, we purchased $389 thousand in Notes for investment.

RISKS RELATED TO PFL AND PMI, OUR MARKETPLACE AND OUR ABILITY TO SERVICE THE NOTES
We have experienced errors on our platform that have resulted in incorrect reporting of performance returns to Note investors. If we are unable to prevent the reoccurrence of similar errors, investors could be adversely impacted.

In April 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to Note investors, which resulted from errors in the code forming part of our calculation framework. On average, the error resulted in Note investors being shown annualized net return information that was approximately 260 basis points higher than the actual performance of Notes in their accounts. The error did not affect any other part of Note investors’ accounts, nor did it affect any other aspects of the platform, including the receipt and distribution of loan payments, deposits, monthly statements or tax documentation, or the Note and loan level information provided to investors. Following an SEC investigation, Prosper and the SEC came to a settlement to resolve the matter on April 19, 2019. Under the settlement, the SEC alleged a negligence-based violation of Section 17(a)(2) of the Securities Act and ordered PFL to cease and desist from any future violations of that provision. PFL neither admitted nor denied any wrongdoing, and agreed to pay a civil monetary penalty of $3.0 million. PFL paid the penalty in full on April 24, 2019.
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
Prosper has incurred operating losses since its inception and it may continue to incur net losses in the future. For the years ended December 31, 2019 and 2018, Prosper incurred losses of $13.7 million and $39.9 million, respectively. Additionally, from its inception through December 31, 2019, Prosper had an accumulated deficit of $434.5 million.
Prosper has financed its operations to date primarily with proceeds from the sale of equity securities. At December 31, 2019, Prosper had approximately $64.6 million unrestricted cash and cash equivalents. PMI is dependent upon raising additional capital or debt financing to fund its current operating plan if it cannot generate sufficient positive cash flow from operations. Prosper's failure to achieve positive cash flow from operations or sufficient debt and equity financing, could adversely affect its ability to perform its obligations under the Administration Agreement and, in such event, PFL’s ability to continue to make payments on the Notes could be materially impaired.
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
To succeed, Prosper must increase transaction volumes in our marketplace by attracting a large number of borrowers and investors in a cost-effective manner, many of whom have not previously participated in marketplace lending. If we are not able to attract qualified borrowers and sufficient investor purchase commitments, we will not be able to increase our transaction volumes. PFL believes that developing and maintaining awareness of its brand in a cost-effective manner is critical to achieving widespread acceptance of our marketplace and attracting new borrower and investors. Furthermore, we believe that the importance of brand recognition will increase as competition in the marketplace lending industry increases. Successful promotion of our brand will depend largely on the effectiveness of marketing efforts and the user experience on our marketplace. These brand promotion activities may not yield increased revenues. If we fail to successfully promote and maintain our brand, we may lose our existing users to competitors or be unable to attract new users, which would cause our revenue to decrease and may impair our ability to maintain our marketplace.
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
As with any entity with a significant Internet presence, we and the third parties that Prosper uses for website hosting occasionally have experienced cyber-attacks, breaches of our and their systems and other similar incidents, which to-date have not had a material effect on our business, operations or reputation. Future attacks are likely to occur. Our marketplace stores PFL’s investors’ and borrowers’ bank information and other personally identifiable sensitive data. Any accidental or willful security breaches or other unauthorized access could cause users’ secure information to be stolen and used for criminal purposes. Security breaches or unauthorized access to secure information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee or contractor error, malfeasance, faulty password management or otherwise, or if design flaws in the relevant software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any investors’ or borrowers’ data, PFL’s relationships with its users could be severely damaged, and PFL (or PMI) could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and PMI’s third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our users to lose confidence in the effectiveness of PFL’s and PMI’s data security measures. Further, California has recently enacted the California Consumer Privacy Act, a comprehensive bill that affords individuals in the state affected by data breaches a private right of action against companies that have allegedly been the target of such breaches due to a failure to implement and maintain appropriate cybersecurity policies and procedures. Any security breach, whether actual or perceived, would harm our reputations, and we could lose users.
Any significant disruption in service in our marketplace or in PMI’s computer systems could adversely affect PMI’s ability to perform its obligations under the Administration Agreement.
PMI's ability to perform its obligations under the Administration Agreement could be materially and adversely affected by events outside of its control. The satisfactory performance, reliability and availability of PMI's technology and its underlying network infrastructure are important to our respective operations, level of customer service, reputation and ability to attract new users and retain existing users. PMI's system hardware is hosted in several hosting facilities located across the United States. Our hosting facilities service providers do not guarantee that access to our marketplace or to PMI's own systems will be uninterrupted, error-free or secure. The operation of our marketplace and PMI's operation of its own systems depend on our service providers' ability to protect the relevant systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity or other environmental concerns, computer viruses or other attempts to harm them, criminal acts and similar events. If PMI's arrangement with any hosting facilities service provider is terminated, or there is a lapse of service or damage to such provider's facilities, PMI could experience interruptions in providing its services under the Administration Agreement, PFL could experience interruptions in the operations of our marketplace, and both could experience delays and additional expense in arranging new facilities. Any interruptions or delays in PMI’s performance of its services or in the functioning of and accessibility of our marketplace, whether as a result of a hosting facility service provider or other third-party error, PMI's error, natural disasters or security breaches, whether accidental or willful, could harm PFL’s relationships with users and its reputation. Additionally, in the event of damage or interruption, PMI's insurance policies may not be sufficient for PMI to adequately compensate PFL for any losses that it may incur. PMI's disaster recovery plan has not been tested under actual disaster conditions, and PMI may not have sufficient capacity to recover all data and services in the event of an outage at one or more hosting facilities. These factors could prevent PMI from processing or posting payments on the Borrower Loans or the Notes, damage PFL's brand and reputation, divert the attention of PMI's employees, reduce PFL's revenue, subject PMI or PFL to liability and cause users to abandon our marketplace, any of which could adversely affect our respective businesses, financial condition and results of operations.
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
Public health emergencies and other events beyond our control may damage our ability to continue operations without disruptions, including our ability to attract new borrowers and investors, retain existing investors, as well as the ability of existing borrowers to repay their loans. If such events continued for an extended period of time and PFL is unable to attract sufficient investor purchase commitments from new and existing investors, our business and results of operations may be materially adversely affected.
Our business is subject to the risk that external events could disrupt our day-to-day operations and impair the activities of borrowers and investors on our marketplace. For example, the latest coronavirus (COVID-19) has spread to the point that the World Health Organization declared it a global pandemic in March 2020. Locally, the outbreak of COVID-19 has forced many companies, including Prosper, to adopt wide-scale remote work protocols in an attempt to protect workforce health and slow community spread of the disease. While we have business continuity procedures in place to guide our response to a crisis, our attention may be diverted away from normal operations and our resources may be constrained. Likewise, borrowers and investors living in areas impacted by COVID-19 or other crises may also experience work slowdowns or stoppages, diminishing their capacity to apply for loans or invest through our marketplace. For existing borrowers, work slowdowns or stoppages may directly result in the inability to make loan payments, and may impair investors’ ability to receive principal and interest payments on the corresponding Notes. Additionally, a potential recession or volatility in capital markets as a result of public health emergencies may cause existing investors to cease or significantly decrease their investment in Borrower Loans through our marketplace. If such events continued for an extended period of time and PFL is unable to attract sufficient investor purchase commitments from new and existing investors, our business and results of operations may be materially adversely affected.

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
•the California Consumer Privacy Act, which provides consumers in the state with extensive rights to know about the use, to request deletion, and to opt out of the sale of their personal information by certain businesses, and which obligates such businesses to notify consumers of their data collection practices and to implement procedures for addressing consumer requests regarding their personal data;
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
We may not always be in compliance with these laws. Borrowers may make counterclaims regarding the enforceability of their obligations under borrower or consumer protection laws after collection actions have commenced, or otherwise seek damages under these laws. Investors may attempt to rescind their Note purchases under securities laws, and PFL or PMI’s failure to comply with such laws could also result in civil or criminal liability. Compliance with these requirements is also costly, time-consuming and limits operational flexibility. See Item 1, “Business—Government Regulation” for more information.
There continues to be uncertainty as to how the actions of the Consumer Financial Protection Bureau or any other new agency could impact our business or that of our issuing bank.
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
If our marketplace were found to violate a state's usury laws, we may have to alter our business model and our business could be harmed. The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are based upon the ability under federal law of the issuing bank that originates the loan to export the interest rates of the state where it is located and on Prosper's ability to assist the bank in arranging such loans. WebBank, the bank that issues loans through our marketplace, exports the interest rates of Utah, which allows parties to generally agree by contract to any interest rate. The interest rates offered by WebBank through our marketplace for Borrower Loans as of December 31, 2019 range from 5.31% to 31.82%, which equate to interest rates for Note investors that range from 4.31% to 30.82%. Some states where borrowers are located, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our marketplace. If a borrower were to successfully bring claims against us for state usury or other state law violations, we could be subject to fines and penalties. Further, if the current structure under which WebBank makes loans through our marketplace were successfully challenged, we may have to substantially modify our business operations and may be required to maintain state-specific licenses and only provide a limited range of interest rates for Borrower Loans, all of which may substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results. Recent litigation has successfully challenged lending arrangements in which banks or other exempt entities make loans and sell those loans to a third party charged with servicing the loans.
In addition, it is possible that state usury laws may impose liability that could affect an assignee's (i.e., PFL's and/or an investor who purchases Borrower Loans from PFL) ability to continue to charge to borrowers the interest rates that they agreed to pay at origination of their Borrower Loans.
As discussed in Part I, Item 1, “Business—Government Regulation—State Usury Laws” above, in Madden v. Midland Funding, LLC, the Court of Appeals for the Second Circuit concluded that the debt buyer of a charged off credit card account could not rely on the National Bank Act's preemption of state interest rate limits for interest at rates imposed by the debt buyer after charge-off. The decision, which is binding on federal courts in Connecticut, New York and Vermont, has created some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and may create an increased risk of litigation by plaintiffs challenging our ability to collect interest in accordance with the terms of Borrower Loans. While the Madden decision specifically addressed preemption under the National Bank Act, it could support future challenges to federal preemption for other institutions, including an FDIC-insured, state chartered industrial bank like WebBank. However, although there can be no assurances as to the outcome of any potential litigation, or the possible impact of the litigation on our marketplace, we believe the Madden case addressed facts that are not presented by our marketplace lending platform and thus would not apply to Borrower Loans.
More recently, in January 2017, the Administrator of the Colorado Uniform Consumer Credit Code filed suits against online loan platforms Marlette Funding, LLC and Avant, Inc. The Administrator claims that loans to Colorado residents facilitated through these platforms were required to comply with Colorado laws regarding interest rates and fees, and that such laws were not preempted by the federal laws that apply to loans originated by Cross River Bank and WebBank, the federally regulated issuing banks that originate loans through the platforms operated by Marlette and Avant, respectively. In response to the Colorado regulator's lawsuits, Cross River Bank and WebBank have each intervened in the state court case filed against Marlette and Avant, respectively. We have been in discussions with the Colorado Department of Law regarding certain terms of Borrower Loans offered to Colorado residents. Effective as of July 30, 2019, we and the Administrator entered into a stipulation for the continued operation of the loan program in Colorado, subject to certain financing charge and late fee restrictions during the period that the stipulation is in effect. The stipulation is intended to preserve the status quo pending resolution of the litigation against each of Marlette and Avant, but may be terminated with 21 days’ notice by either party. No further assurance can be provided as to the timing or outcome of these matters.
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
Recurring Investment (formerly known as Auto Quick Invest) is an automated loan search tool that allows investors to easily invest in Notes that meet their specific investment criteria by automatically bidding any available funds in their account on Notes that match their selected parameters, in accordance with their specified instructions. An investor using Recurring

Investment is asked to indicate (i) the Prosper Rating or Ratings he or she wishes to use as search criteria, and (ii) the amount he or she wishes to invest per Note. If he or she wishes, the investor can further customize his or her investment criteria by applying one or more of several dozen additional search criteria, such as loan amount, debt-to-income ratio and credit score. The investor can also set aside a specific amount of his or her funds as a cash reserve that will not be invested by the Recurring Investment tool. After the investor has entered and saved the parameters of his or her search, Recurring Investment automatically (i) runs searches on the designated criteria as new listings are posted on the marketplace, and (ii) places bids on any Notes identified by each such search.
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

Item 3. Legal Proceedings
Prosper's disclosure set forth under Note 19, Commitments and Contingencies—West Virginia Matter, of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K is incorporated herein by reference.
Prosper Funding's disclosure set forth under Note 8, Commitments and Contingencies—West Virginia Matter, of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K is incorporated herein by reference.
On April 21, 2009, PMI and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between PMI and the states in which PMI, under its initial platform structure, offered promissory notes for sale directly to investor members prior to November 2008. The consent order involves payment by PMI of up to an aggregate of $1 million in penalties, which have been allocated among the states based on PMI’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of PMI’s promissory note sale activities prior to November 2008. Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order; however, no state is obliged to do so, and there is no deadline by which a state must make its decision. PMI is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against PMI, subject to any applicable statute of limitations. As of December 31, 2019, PMI has entered into consent orders with 34 states and the District of the Columbia and has paid an aggregate of $0.78 million in associated penalties. PMI has not entered into any such consent orders since 2016.

Item 4. Mine Safety Disclosures
Not applicable.
Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information; Holders of Record
There is no established public trading market for PMI's or PFL's common equity. As of December 31, 2019, there were approximately 346 holders of record of PMI’s common stock. As of December 31, 2019, PMI owns 100% of PFL's membership interests.
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
During the year ended December 31, 2018, PMI issued 8,200 shares of common stock upon the exercise of warrants for an aggregate exercise price per share of $0.02. During the year ended December 31, 2019, PMI issued 173,356 shares of common stock upon the exercise of stock options for an aggregate exercise price per share of $0.15. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.
Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet by Purchased Under the Plans or Programs

October 1 to October 31	—	$—	—	$—
November 1 to November 31	—	—	—	—
December 1 to December 31	—	—	—	—
	—	$—	—	$—

Item 6.  Selected Financial Data
The following selected historical consolidated financial data of Prosper Marketplace Inc. and Prosper Funding LLC should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our consolidated financial statements, and the related notes under Item 15, “Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018, are derived from our audited consolidated financial statements appearing under Item 15, “Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of future results.
Prosper Marketplace, Inc.
The following table presents a five year comparison of revenues, expenses and net income (in thousands) and Net Loss Per Share and weighted average number of shares outstanding:

	Years Ended December 31,
	2019	2018	2017	2016	2015
Revenues
Operating Revenues
Transaction Fees, Net	$119,282	$123,373	$130,174	$95,130	$161,708
Servicing Fees, Net	23,406	29,025	27,206	28,903	17,238
Gain on Sale of Borrower Loans	10,946	13,147	11,431	3,637	14,151
Loss in Fair Value of Warrants Vested on Sale of Borrower Loans	(17,553)	(72,316)	(60,122)	—	—
Other Revenues	5,953	4,697	4,806	5,245	7,687
Total Operating Revenues	142,034	97,926	113,495	132,915	200,784
Interest Income
Interest Income on Borrower Loans	100,786	57,716	47,208	44,649	41,606
Interest Expense on Notes	(63,736)	(45,886)	(43,954)	(41,187)	(38,174)
Net Interest Income	37,050	11,830	3,254	3,462	3,432
(Loss) Gain in Fair Value of Financial Instruments	(25,514)	(5,395)	(514)	(372)	59
Total Net Revenues	153,570	104,361	116,235	136,005	204,275
Expenses
Origination and Servicing	34,915	35,116	34,881	33,944	31,139
Sales and Marketing	73,824	77,997	83,462	70,146	112,284
General and Administrative	71,588	72,371	75,686	102,735	86,480
Restructuring Charges	34	1,762	1,340	17,027	—
(Gain) Loss in Fair Value of Convertible Preferred Stock Warrants	(11,235)	(45,003)	29,140	7	—
Other Expenses, Net	(1,945)	1,891	7,392	30,341	—
Total Expenses	167,181	144,134	231,901	254,200	229,903
Net Loss Before Taxes	(13,611)	(39,773)	(115,666)	(118,195)	(25,628)
Income Tax Expense	100	172	(508)	546	340
Net Loss	$(13,711)	$(39,945)	$(115,158)	$(118,741)	$(25,968)

Net Loss Per Share – Basic and Diluted	($0.18)	($0.57)	($1.65)	($1.85)	($0.47)
Weighted-Average Shares - Basic and Diluted	70,511,605	70,384,501	69,687,836	64,196,537	55,547,408

Stock-based compensation included in the consolidated statements of operations data above was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017	2016	2015

Origination and Servicing	$417	$911	$996	$2,004	$1,231
Sales and Marketing	243	451	553	$2,914	$2,561
General and Administrative	3,868	7,039	10,689	14,824	9,219
	$4,528	$8,401	$12,238	$19,787	$13,011

Select consolidated balance sheet information is presented as follows (in thousands):

	December 31,
	2019	2018	2017	2016	2015

Cash and Cash Equivalents	$64,635	$57,945	$45,795	$22,337	$66,295
Restricted Cash	$155,773	$149,114	$152,668	$163,907	$151,223
Available for Sale Investments, at Fair Value	$—	$22,173	$53,147	$32,769	$73,187
Borrower Loans, at Fair Value	$634,019	$263,522	$293,005	$315,627	$297,273
Total Assets	$1,084,828	$753,631	$623,735	$623,846	$685,624
Notes at Fair Value	$244,171	$264,003	$293,948	$316,236	$297,405
Total Liabilities	$1,068,335	$728,304	$567,357	$512,781	$477,056
Total Convertible Preferred Stock and Stockholders' Deficit	$16,493	$25,327	$56,378	$111,065	$208,568

Prosper Funding LLC
The following table presents a five year comparison of revenues, expenses and net income (in thousands):

	Years Ended December 31,
	2019	2018	2017	2016	2015
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	$49,818	$105,709	$101,500	$36,630	$57,919
Servicing Fees, Net	26,368	27,943	25,963	28,604	16,218
(Loss) Gain on Sale of Borrower Loans	(5,058)	(58,027)	(48,691)	3,637	14,151
Other Revenues	155	270	170	478	1,500
Total Operating Revenues	71,283	75,895	78,942	69,348	89,788
Interest Income on Borrower Loans	41,146	43,569	47,208	44,649	41,380
Interest Expense on Notes	(38,492)	(40,656)	(43,954)	(41,187)	(38,174)
Net Interest Income	2,654	2,913	3,254	3,462	3,206
(Loss) Gain in Fair Value on Financial Instruments, Net	(375)	(701)	(514)	(372)	59
Total Net Revenues	73,562	78,107	81,682	72,439	93,053
Expenses
Administration Fee – Related Party	62,575	70,491	70,359	62,203	62,786
Servicing	5,012	6,140	6,103	5,395	3,705
General and Administrative	33	597	379	1,321	1227
Other Expenses, Net	—	—	—	30704	—
Total Expenses	67,620	77,228	76,841	99,623	67,718
Net Income (Loss)	$5,942	$879	$4,841	$(27,184)	$25,335

Select consolidated balance sheet information is presented as follows (in thousands):

	December 31,
	2019	2018	2017	2016	2015

Cash and Cash Equivalents	$7,462	$11,163	$8,223	$6,929	$15,026
Restricted Cash	$110,399	$136,018	$140,092	$147,983	$139,937
Borrower Loans Receivable at Fair Value	$245,137	$263,522	$293,005	$315,627	$297,273
Total Assets	$386,184	$433,002	$464,045	$495,185	$475,691
Notes at Fair Value	$244,171	$264,003	$293,948	$316,236	$297,405
Total Liabilities	$357,997	$401,757	$433,679	$463,860	$439,386

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.
PROSPER MARKETPLACE, INC.
Overview
Prosper is a pioneer of online marketplace lending that connects borrowers and investors. Our goal is to enable borrowers to access credit at affordable rates and provide investors with attractive risk-adjusted rates of return.
We believe our online marketplace model has key advantages relative to traditional bank lending, including (i) an innovative marketplace model that efficiently connects qualified supply and demand of capital, (ii) online operations that substantially reduce the need for physical infrastructure and improve convenience, and (iii) data and technology driven automation that improves the borrower and investor experience through increased efficiency. We do not operate physical branches or incur expenses related to that infrastructure; instead, we use data and technology to drive automation and efficiency in our operations. As part of operating our marketplace, we verify the identity of borrowers and assess borrowers’ credit risk profile using a combination of public and proprietary data. Our proprietary technology automates several loan origination and servicing functions, including the borrower application process, data gathering, credit scoring, loan funding, investing and servicing, regulatory compliance and fraud detection.
During the year ended December 31, 2019, our marketplace facilitated $2.7 billion in Borrower Loan originations, of which $2.5 billion were originated through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period. During the quarter ended December 31, 2019, our marketplace facilitated $588 million in Borrower Loan originations, of which $545 million were originated through our Whole Loan Channel, representing 93% of the total Borrower Loans originated through our marketplace during this period. From inception through December 31, 2019 our marketplace has facilitated $16.7 billion in Borrower Loan originations, of which $14.9 billion were originated through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period.
As a credit marketplace, we believe our customers are highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. These external economic conditions and resulting trends or uncertainties could adversely impact our customers’ ability or desire to participate on our marketplace as borrowers or investors and, consequently, could negatively affect our business and results of operations.

Key Operating and Financial Metrics
The following table displays our key operating and financial metrics for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017

Loan Originations	$2,666,085	$2,836,720	$2,876,055
Transaction Fees, Net	$119,282	$123,373	$130,174
Whole Loans Outstanding (1)	$3,659,601	$3,738,692	$3,717,825
Servicing Fees, Net	$23,406	$29,025	$27,206
Total Net Revenue	$153,570	$104,361	$116,235
Net Loss	$(13,711)	$(39,945)	$(115,158)
Core Revenue (2)	$171,123	$176,677	$176,357
Adjusted EBITDA (2)	$3,920	$9,448	$5,460
(1) Balance as of December 31
(2) Core Revenue and Adjusted EBITDA are non-GAAP Financial measures. For more information regarding these measures and reconciliations of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures”.

Loan Originations
Total loan originations on the platform decreased 6% for the year ended December 31, 2019 when compared to the year ended December 31, 2018, which resulted in a decrease in Transaction Fees of 3%, or $4.1 million. The decrease in originations Prosper experienced during the year ended December 31, 2019 was primarily due to the impact of credit tightening actions taken in the middle of 2018 to reduce borrower defaults across its platform.
Total loan originations on the platform decreased 1% for the year ended December 31, 2018 when compared to the year ended December 31, 2017, which resulted in a decrease in Transaction Fees of $6.8 million, or 5%. The decrease in originations Prosper experienced during the year ended December 31, 2018 was primarily due to the impact of credit tightening actions focused on borrowers' ability to pay and borrower rate increases in a rising interest rate environment.
From inception through December 31, 2019, a total of 1,291,445 Borrower Loans, totaling $16.7 billion, were originated through our marketplace. During the year ended December 31, 2019, 195,656 Borrower Loans totaling $2.7 billion were originated through our marketplace as compared to 211,084 Borrower Loans totaling $2.8 billion originated in 2018, which represented a unit decrease of 7% and a dollar decrease of 6%. During the year ended December 31, 2018, 211,084 Borrower Loans totaling $2.8 billion were originated through our marketplace as compared to 223,002 Borrower Loans totaling $2.9 billion originated in 2017, which represented a unit decrease of 5% and a dollar decrease of 1%.
Loan origination volume by Prosper Rating was as follows (dollars in millions):

	Year Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
AA	$348	13%	$351	12%	$197	7%
A	639	24%	578	20%	365	13%
B	669	25%	708	25%	641	22%
C	606	22%	732	26%	872	30%
D	227	9%	317	11%	501	17%
E	63	2%	122	5%	236	9%
HR	17	1%	29	1%	64	2%
Other (1)	97	4%	—	—	—	—
Total	$2,666	100%	$2,837	100%	$2,876	100%
(1) Represents loans funded through the Whole Loan Channel but not assigned Prosper Ratings. These loans are sold only to institutional investors.

The mix of 2019 originations on the Prosper platform was of relatively higher credit quality when compared to 2018, as Prosper tightened its credit underwriting to reduce borrower defaults across its platform.

Results of Operations
The following table summarizes our net loss for the years ended December 31, 2019, 2018 and 2017 (dollar amounts in thousands):

	Years Ended December 31,
	2019	2018	% Change	2018	2017	% Change

Total Net Revenues	$153,570	$104,361	47%	$104,361	$116,235	(10)%
Total Expenses	167,181	144,134	16%	144,134	231,901	(38)%
Net Loss Before Income Taxes	(13,611)	(39,773)	66%	(39,773)	(115,666)	66%
Income Tax Expense (Benefit)	100	172	(42)%	172	(508)	(134)%
Net Loss	$(13,711)	$(39,945)	66%	$(39,945)	$(115,158)	65%

Total net revenue for the year ended December 31, 2019 increased $49.2 million when compared to the year ended December 31, 2018, primarily due to a decrease of $54.8 million of Fair Value of Warrants Vested on Sale of Borrower Loans that occurred in connection with the expiration of the Consortium Purchase Agreement in May 2019. Refer to Note 17 of the accompanying notes to PMI's consolidated financial statements for additional information on the Consortium Purchase Agreement. Total expenses for 2019 as compared to 2018 increased $23.0 million primarily due to the $33.8 million increase of Change in Fair Value of Convertible Preferred Stock Warrants. Net Loss for the year ended December 31, 2019 decreased $26.2 million, primarily due to the increase in net revenue explained above.
Total net revenue for the year ended December 31, 2018 decreased $11.9 million when compared to the year ended December 31, 2017, primarily due to an increase of $12.2 million of Fair Value of Warrants Vested on Sale of Borrower Loans as a result of issuance of Convertible Preferred Stock Warrants that vested during 2018. Total expenses for 2018 decreased $87.8 million, a 38% decrease from 2017, primarily due to a decrease in the fair value of the preferred stock warrant liability of $45.0 million in 2018 compared to a $29.1 million increase in 2017 and a $5.5 million decrease in other expenses for 2018 as compared to 2017. The $5.5 million decrease in other expense was partially driven by impairment charges which we incurred in 2017 (see below for further details). Net Loss for the year ended December 31, 2018 decreased $75.2 million, or 65%, when compared to 2017 primarily due to the decrease in expenses explained above.
Revenues
The following table summarizes our revenue for the years ended December 31, 2019, 2018 and 2017 (dollar amounts in thousands):

	Years Ended December 31,
	2019	2018	% Change	2018	2017	% Change
Operating Revenues:
Transaction Fees, Net	$119,282	$123,373	(3)%	$123,373	$130,174	(5)%
Servicing Fees, Net	23,406	29,025	(19)%	29,025	27,206	7%
Gain on Sale of Borrower Loans	10,946	13,147	(17)%	13,147	11,431	15%
Fair Value of Warrants Vested on Sale of Borrower Loans	(17,553)	(72,316)	76%	(72,316)	(60,122)	(20)%
Other Revenues	5,953	4,697	27%	4,697	4,806	(2)%
Total Operating Revenues	142,034	97,926	45%	97,926	113,495	(14)%

Interest Income:
Interest Income on Borrower Loans and Loans Held for Sale	100,786	57,716	75%	57,716	47,208	22%
Interest Expense on Financial Instruments	(63,736)	(45,886)	39%	(45,886)	(43,954)	4%
Net Interest Income	37,050	11,830	213%	11,830	3,254	264%
Change in Fair Value of Financial Instruments, Net	(25,514)	(5,395)	373%	(5,395)	(514)	950%
Total Net Revenues	$153,570	$104,361	47%	$104,361	$116,235	(10)%

Transaction Fees, Net
We earn a transaction fee upon the successful origination of all Borrower Loans facilitated through our marketplace. Prosper receives payments from WebBank as compensation for the activities we perform on behalf of WebBank. Our fee is determined by the term and credit grade of the Borrower Loans that Prosper facilitates on its marketplace and WebBank originates. We record the transaction fee revenue net of any fees paid by us to WebBank.
Transaction Fees decreased by $4.1 million, or 3%, for the year ended December 31, 2019 compared to 2018, primarily due to lower origination volumes.
Transaction Fees decreased by $6.8 million, or 5%, for the year ended December 31, 2018 compared to 2017, primarily due to a lower average transaction fee of 4.35% for the year ended 2018, a decrease from 4.53% for 2017. The decrease in the average transaction fee was due to the higher proportion of loans with a Prosper rating of AA originating on the platform during 2018. These loans have a transaction fee rate that is lower on average.
Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper through the Whole Loan Channel typically pay Prosper a servicing fee which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates Prosper for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. Prosper records Servicing Fees from investors as a component of operating revenue when received. The 19% decrease in Servicing Fees during the year ended December 31, 2019 compared to 2018 was primarily due to a lower principal balance of whole loans serviced, which was primarily due to lower loan originations as a result of credit tightening as described above and an increase in the principal balance of loans held in consolidated warehouse and securitization trusts. Refer to Note 7 and 11 of the accompanying notes to PMI’s consolidated financial statements for additional information on those warehouse and securitization transactions. The 7% increase in Servicing Fees for the year ended December 31, 2018 compared to 2017 was due to the increase in collection fees and higher overall average whole loan balance.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The $2.2 million decrease in gain, or 17%, during the year ended December 31, 2019 compared to 2018 was primarily due to an increase in rebates and a decrease in the volume of whole loans sold due to lower loan originations as a result of credit tightening as described above and an increase in the principal balance of loans held in consolidated warehouse and securitization trusts.
The $1.7 million increase in gains, an increase of 15%, in the year ended December 31, 2018 compared to 2017 was primarily due to $3.2 million less of cash rebates that were issued in 2018 when compared to 2017.
Fair Value of Warrants Vested on Sale of Borrower Loans
Fair Value of Warrants Vested on Sale of Borrower Loans relates to the fair value estimate of Series F Convertible Preferred Stock warrants issued to the Consortium that vested when the Consortium purchased whole loans under the Consortium Purchase Agreement (as defined in Note 17 of the accompanying notes to PMI's consolidated financial statements) that was signed in February 2017 and expired in May 2019. The $54.8 million decrease during the year ended December 31, 2019 compared to 2018 was due to a decrease in the number of warrants vested in 2019 as compared to 2018 consistent with the expiration of the Consortium Purchase Agreement. The increase of $12.2 million from the year ended December 31, 2018 compared to 2017 primarily related to an increase in the number of warrants that vested in 2018.
Other Revenues
Other Revenues consist primarily of securitization fees and credit referral fees. Credit referral fees are where partner companies pay us an agreed upon amount for referrals of customers from our platform. Securitization fees represent fees Prosper earns to facilitate securitizations for purchasers of Borrower Loans. The changes in Other Revenues were not significant for the years ended December 31, 2018 and 2017. The increase of Other Revenues in 2019 was due to an amended referral partner contract.
Interest Income on Borrower Loans and Loans Held for Sale and Interest Expense on Financial Instruments
We recognize Interest Income on Borrower Loans and Loans Held for Sale using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding Notes, Notes Issued by Securitization Trust, Certificates Issued by Securitization Trust, and Warehouse Lines based on the contractual interest rates. The interest rate on Notes is generally 1% lower than the interest rate on the corresponding Borrower Loans to compensate us for servicing the underlying Borrower Loans.

The increase of $25.2 million in Net Interest Income during the year ended December 31, 2019 compared to 2018 was due to net interest income earned on Loans Held for Sale and Borrower Loans held in warehouse and securitization trusts. Overall, the increase in Net Interest Income of $8.6 million for the year ended December 31, 2018 compared to 2017 was due to the net interest earned on the Loans Held for Sale purchased by Prosper with funding from the PWIT Warehouse Line (as defined in Note 11 of the accompanying notes to PMI's consolidated financial statements).
Change in Fair Value of Financial Instruments, Net
Prosper records Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust at fair value. Changes in fair value of Borrower Loans funded through Note Channel are largely offset by the changes in fair value of the Notes due to their borrower payment-dependent structure. Prosper's obligation to pay principal and interest on Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of servicing fee which is generally 1.0% of the outstanding balance.
In 2018, Prosper began using Warehouse Lines to finance the purchase of Loans Held for Sale for the purpose of earning Net Interest Income and contributing to securitization transactions. Loans Held for Sale consist primarily of loans held in warehouse trusts. Changes in fair value of Loans Held for Sale are not offset by changes in fair value of Warehouse Lines because Warehouse Lines are carried at amortized cost. See Note 11 of the accompanying notes to PMI’s consolidated financial statements for more details on Warehouse Lines. During 2019, Prosper co-sponsored and consolidated three securitization transactions. Refer to Note 7 of the accompanying notes to PMI’s consolidated financial statements for additional information on those securitization transactions. Changes in fair value of Borrower Loans held in consolidated securitization trusts are partially offset by changes in fair value of the Certificates Issued by the Securitization Trusts. Changes in fair value of loans held in warehouse and securitization trusts are generally negative due to actual charge-offs and changes in fair value adjustments that are attributable to changes in expected credit performance. We earn interest income on loans held in warehouse and securitization trusts during the period we own the loans, which partially offsets changes in fair value of those loans. The following tables illustrate the composition of the loans held in warehouse and securitization trusts by Prosper Rating, which is an indicator of the credit quality (in thousands except ratios):

	Years Ended December 31,
	2019	2018
Loans Held for Sale(1):
AA	13%	15%
A	38%	20%
B	37%	25%
C	8%	24%
D	3%	11%
E	1%	4%
HR	—%	1%
Grand Total	100%	100%

Borrower Loans - Securitization(2):
AA	8%
A	18%
B	24%
C	31%
D	14%
E	4%
HR	1%
Grand Total	100%
(1) The percentages are calculated as the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.
(2) The percentages are calculated as the weighted average of transaction date principal balances of Borrower Loans by Prosper Rating.

Fair value of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default rates and prepayment rates derived from historical performance and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics.
The following table details the change in fair value of our financial instruments for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	Years Ended December 31,
	2019	2018	2017
Assets:
Borrower Loans	$(50,845)	$(31,265)	$(25,552)
Loans Held for Sale	(6,894)	(4,616)	7

Liabilities:
Notes	22,812	30,574	25,031
Certificates Issued by Securitization Trust	7,621	—
	$(27,306)	$(5,307)	$(514)

Expenses
The following table summarizes our expenses for the years ended December 31, 2019, 2018 and 2017 (dollar amounts in thousands):

	Years Ended December 31,
	2019	2018	% Change	2018	2017	% Change

Origination and Servicing	$34,915	$35,116	(1)%	$35,116	$34,881	1%
Sales and Marketing	73,824	77,997	(5)%	77,997	83,462	(7)%
General and Administrative - Research and Development	17,246	17,066	1%	17,066	16,383	4%
General and Administrative - Other	54,342	55,305	(2)%	55,305	59,303	(7)%
Change in Fair Value of Convertible Preferred Stock Warrants	(11,235)	(45,003)	75%	(45,003)	29,140	(254)%
Restructuring Charges, Net	34	1,762	(98)%	1,762	1,340	31%
Other Expense (Income), Net	(1,945)	1,891	(203)%	1,891	7,392	(74)%
	$167,181	$144,134	16%	$144,134	$231,901	(38)%
As of December 31, 2019, 2018 and 2017, we had 404, 415 and 377 full-time employees, respectively.  The following table reflects full-time employees as of December 31, 2019, 2018 and 2017 by department:

	Years Ended December 31,
	2019	2018	2017

Origination and Servicing	145	160	163
Sales and Marketing	17	17	13
General and Administrative - Research and Development	101	97	81
General and Administrative - Other	141	141	120
	404	415	377
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The decrease in Origination and Servicing costs in the year ended December 31, 2019 compared to 2018 was not significant.
The increase in the expense in the year ended December 31, 2018 compared to 2017 was not significant.

Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as the compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the year ended December 31, 2019 compared to 2018, the decrease of $4.2 million, or 5%, was largely driven by a 14.2 million, or 36%, decrease in direct mailing costs as Prosper decreased the size of its direct mail campaigns. This was partially offset by a $8.3 million or 33% increase in partnership costs as Prosper simultaneously increased its Sales and Marketing efforts through the partnership channel.
For the year ended December 31, 2018 compared to 2017, the decrease in expense of $5.5 million, or 7%, was largely due to decreased variable costs. These decreases included a $20.2 million, or 34%, decrease in direct mailing costs as we decreased the volume of our direct mail campaigns. This was partially offset by a $12.2 million, or 92%, increase in partnership costs as we significantly increased partnership activities, as well as a $1.4 million, or 18%, increase in online marketing costs.
General and Administrative – Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees and related vendor costs. The increase in General and Administrative – Research and Development in the year ended December 31, 2019 compared to 2018 was not significant.
The increase in expense for the year ended December 31, 2018 compared to 2017 of $0.7 million, or 4%, was primarily due to an increase in research and development compensation costs of $0.3 million as a result of an increase in headcount.
General and Administrative – Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The decrease in General and Administrative - Other cost in the year ended December 31, 2019 compared to 2018 was not significant.
The decrease General and Administrative - Other expenses in the year ended December 31, 2018 compared to 2017 of $4.0 million was primarily the result of a decrease in compensation expense of $1.9 million, a decrease in depreciation of Property and Equipment of $1.2 million and a decrease in amortization of intangibles of $1.0 million. Compensation costs decreased primarily because of a decrease in stock based compensation.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants increased $33.8 million in the year ended December 31, 2019 compared to 2018 primarily as a result of a decrease in the fair value of the underlying Convertible Preferred Stock compared to the decrease in 2018. Gain in Fair Value of Convertible Preferred Stock Warrants of $29.1 million in the year ended December 31, 2017 became losses of $45.0 million in 2018 due to a decrease in the fair value of the underlying Convertible Preferred Stock in 2018.
Restructuring Charges, Net
Restructuring Charges, Net consist of personnel and facilities related costs related to the strategic restructuring of the business that were announced on May 3, 2016. For the year ended December 31, 2019, 2018 and 2017, costs were $34 thousand, $1.8 million and $1.3 million, respectively. The expenses primarily consist of adjustments to fair value of restructuring liability in 2018 and 2017.
Other Expense (Income), Net
Other Income, Net was $1.9 million in the year ended December 31, 2019 and primarily consists of interest income on Cash, Cash Equivalents and Available for Sale Investments. For the year ended December 31, 2018, Other Expenses, Net were $1.9 million and largely consisted of the $3.0 million of expense for the settlement with the SEC related to the annualized net return matter, offset by interest income on Available for Sale Investments securities. For more information on the SEC settlement costs, please refer to Note 19, Commitments and Contingencies of the accompanying notes to PMI's consolidated financial statements. In the year ended December 31, 2017, Other Expenses were $7.4 million. We recorded an impairment charge of $6.4 million related to the Intangible Assets associated with the former Prosper Daily application and we settled certain rebates related to the purchase of whole loans by members of the Consortium prior to the closing of the Consortium transaction via the issuance of Convertible Preferred Stock Warrants at a loss of $1.5 million over the cash settlement amount.
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
The underlying Fair Value of Warrants Vested on the Sale of Borrower Loans relates to the Consortium Purchase Agreement. This agreement expired in May 2019 and we currently do not expect to sign a similar agreement to replace it. As a result, we believe that providing the Core Revenue metric that excludes the impact of Fair Value of Warrants Vested on Sale of Borrower Loans is useful to investors.
Core Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for Total Net Revenue which has been prepared in accordance with U.S. GAAP. These limitations include the following:
•Core Revenue excludes Fair Value of Warrants Vested on Sale of Borrower Loans, which is our largest contra revenue item; and
•Other companies, including companies in our industry, may calculate Core Revenue differently or not at all, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Core Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Core Revenue for each of the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Total Net Revenues	$153,570	$104,361	$116,235
Fair Value of Warrants Vested on Sale of Borrower Loans	(17,553)	(72,316)	(60,122)
Core Revenue	$171,123	$176,677	$176,357

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as Net Loss adjusted for interest income on Available for Sale Investments and Cash and Cash Equivalents, SEC Settlement Costs, Income Tax Expense, depreciation and amortization, impairment of Intangible Assets, stock based compensation expense, Fair Value of Warrants Vested on the Sale of Borrower Loans, Restructuring Charges, and Change in Fair Value of Convertible Preferred Stock Warrants. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.
We consider Adjusted EBITDA to be a helpful indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Management uses Adjusted EBITDA to, among other things, understand and compare operating results across accounting periods, evaluate our operations and financial performance and for internal planning and forecasting purposes. Inclusion of Adjusted EBITDA is intended to provide investors insight into the manner in which management views the performance of the Company, enhance investors’ evaluation of our operating results, and to facilitate meaningful comparisons of our results between periods. These non-GAAP financial measures should not be considered an alternative to, or more meaningful than, the GAAP financial information provided herein.
Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
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
The major non-GAAP adjustments, and our basis for excluding them, are outlined below:
•Fair value of warrants vested on the sale of Borrower Loans and changes in the fair value of Convertible Preferred Stock warrants liability - We exclude these charges primarily because they are non-cash charges and the fair value varies based on the fair value of the underlying preferred stock, varying valuation methodologies and subjective assumptions. Their inclusion makes the comparison of our current financial results to previous and future periods difficult to evaluate.
•Stock-based compensation expense - This consists of expenses for equity awards under our equity incentive plans. Although stock-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the stock price at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to evaluate; therefore, we believe it is useful to exclude stock-based compensation. We also excluded these expenses because they are non-cash.
•Amortization or impairment of acquired Intangible Assets and impairment of Goodwill - We incur amortization or impairment of acquired Intangible Assets and Goodwill in connection with acquisitions and therefore exclude these amounts from our non-GAAP measures. We exclude these items because management does not believe they are reflective of our ongoing operating results.
•Restructuring Charges - We have incurred Restructuring Charges that are included in our GAAP financial statements, related to workforce reductions and estimated costs of existing facility lease commitments due to our May 2016 restructuring. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such these costs do not reflect expected future operating expenses. In addition, these costs do not necessarily provide meaningful insight into the fundamentals of current or historical operations of our business.
•SEC settlement costs. Our GAAP financial statements include settlement costs incurred for our settlement with the SEC related to the annualized net return matter. We exclude this item from our non-GAAP financial measures when evaluating our continuing business performance as such items do not reflect expected future operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or historical operations of our business.

The following table presents a reconciliation of Net Loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Years Ended December 31,
	2019	2018	2017

Net Loss	$(13,711)	$(39,945)	$(115,158)
Fair Value of Warrants Vested on Sale of Borrower Loans	17,553	72,316	60,122
Depreciation expense:
Servicing and Origination	5,111	5,664	5,853
General & Administrative - Other	2,286	3,926	5,110
Amortization of Intangibles	279	378	1,385
Impairment of Intangibles	—	—	6,399
Stock-based Compensation	4,528	8,401	12,238
Restructuring Charges	34	1,762	1,340
Change in Fair Value of Convertible Preferred Stock Warrants	(11,235)	(45,003)	29,140
Interest Income on Available for Sale Securities, Cash and Cash Equivalents	(1,025)	(1,223)	(461)
SEC Settlement Costs		3,000	—
Income Tax Expense (Benefit)	100	172	(508)
Adjusted EBITDA	$3,920	$9,448	$5,460

Expenses on the Consolidated Statement of Operations include the following amount of stock-based compensation for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017

Servicing and Origination	$417	$911	$996
Sales and Marketing	243	451	553
General & Administrative	3,868	7,039	10,689
Total Stock-Based Compensation	$4,528	$8,401	$12,238

Quarterly Results of Operations
The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters ended December 31, 2019. The unaudited quarterly statement of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited quarterly statement of operations data. Our historical results are not necessarily indicative of our future operating results. The following quarterly consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (dollar amounts in thousands, except per share information):

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues
Operating Revenues
Transaction Fees, Net	$26,646	$32,466	$33,876	$26,294
Servicing Fees, Net	5,866	6,165	5,172	6,202
Gain on Sale of Borrower Loans	2,112	2,577	3,559	2,697
Fair Value of Warrants Vested on Sale of Borrower Loans	—	—	(7,805)	(9,747)
Other Revenues	1,121	1,608	2,188	1,036
Total Operating Revenues	35,745	42,816	36,990	26,482
Interest Income
Interest Income on Borrower Loans and Loans Held for Sale	29,702	29,113	23,543	18,428
Interest Expense on Financial Instruments	(17,632)	(17,339)	(15,645)	(13,120)
Net Interest Income	12,070	11,774	7,898	5,308
Change in Fair Value of Financial Instruments, Net	(10,613)	(11,229)	(1,958)	(1,713)
Total Net Revenues	37,202	43,361	42,930	30,077
Expenses
Origination and Servicing	8,863	8,464	9,427	8,161
Sales and Marketing	15,549	20,484	21,450	16,341
General and Administrative	16,702	18,195	17,908	18,768
Restructuring Charges, Net	(45)	7	5	82
Change in Fair Value of Convertible Preferred Stock Warrants	(2,346)	(14,217)	(4,729)	10,058
Other Expense, Net	(337)	(370)	(591)	(648)
Total Expenses	38,386	32,563	43,470	52,762
Net Income (Loss) Before Income Taxes	(1,184)	10,798	(540)	(22,685)
Income Tax Expense	13	29	29	29
Net Income (Loss)	$(1,197)	$10,769	$(569)	$(22,714)
Plus: Return from shareholders on share repurchase	1,066	—	—	—
Net income (loss) available to common stockholders	$(131)	$10,769	$(569)	$(22,714)
Net Income (Loss) Per Share – Basic	$—	$0.04	$(0.01)	$(0.32)
Net Income (Loss) Per Share – Diluted	—	0.01	(0.01)	(0.32)
Weighted-Average Shares - Basic	70,449,182	70,606,805	70,502,797	70,487,006
Weighted-Average Shares - Diluted	70,449,182	285,810,755	70,502,797	70,487,006

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues
Operating Revenues
Transaction Fees, Net	$25,806	$28,225	$37,988	$31,354
Servicing Fees, Net	7,017	7,339	7,487	7,184
Gain on Sale of Borrower Loans	2,496	3,139	4,163	3,350
Fair Value of Warrants Vested on Sale of Borrower Loans	(16,844)	(19,561)	(20,633)	(15,279)
Other Revenues	878	1,453	1,015	1,352
Total Operating Revenues	19,353	20,595	30,020	27,961
Interest Income
Interest Income on Borrower Loans and Loans Held for Sale	15,711	15,088	14,556	12,360
Interest Expense on Financial Instruments	(11,914)	(11,772)	(11,471)	(10,729)
Net Interest Income	3,797	3,316	3,085	1,631
Change in Fair Value of Financial Instruments, Net	(1,595)	(3,229)	(1,430)	858
Total Net Revenues	21,555	20,682	31,675	30,450
Expenses
Origination and Servicing	8,790	8,313	9,192	8,821
Sales and Marketing	14,849	23,415	20,907	18,828
General and Administrative	17,439	18,066	18,151	18,715
Restructuring Charges, Net	950	218	271	323
Change in Fair Value of Convertible Preferred Stock Warrants	(27,119)	(9,283)	(3,998)	(4,604)
Other Expenses (Income), Net	2,668	(276)	(258)	(242)
Total Expenses	17,577	40,453	44,265	41,841
Net Income (Loss) Before Income Taxes	3,978	(19,771)	(12,590)	(11,391)
Income Tax Expense	145	8	9	10
Net Income (Loss)	3,833	(19,779)	(12,599)	(11,401)
Less: Net Income Allocated to Participating Securities	$(3,234)
Net Income (Loss) Attributable to Common Stockholders	$599	$(19,779)	$(12,599)	$(11,401)
Net Income Per Share – Basic	$0.01	$(0.28)	$(0.18)	$(0.16)
Net Income Per Share – Diluted	$0.01	$(0.28)	$(0.18)	$(0.16)
Weighted-Average Shares - Basic	70,384,501	70,394,269	70,362,716	70,302,910
Weighted-Average Shares - Diluted	110,584,811	70,394,269	70,362,716	70,302,910

Liquidity and Capital Resources
Our liquidity needs are generally met through cash generated from Transaction Fees, Servicing Fees, proceeds from the sales of loans and investments, and draws on our Warehouse Lines.

The following table sets forth our liquidity and capital resources (in thousands):

	Year Ended December 31,
	2019	2018	2017

Net Loss	$(13,711)	$(39,945)	$(115,158)

Net cash used in operating activities	$(68,078)	$(176,482)	$(10,789)
Net cash provided by (used in) investing activities	96,480	23,611	(27,454)
Net cash (used in) provided by financing activities	(15,053)	161,467	50,462
Net increase in Cash, Cash Equivalents and Restricted Cash	13,349	8,596	12,219
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	207,059	198,463	186,244
Cash, Cash Equivalents and Restricted Cash at the end of the period	$220,408	$207,059	$198,463

Net cash increased by $13.3 million for the year ended December 31, 2019, based on the following components:
Operating Activities. $68.1 million in cash was used in operating activities primarily driven by $79.0 million net purchase of Loans Held for Sale. The net loss of $13.7 million was offset by $24.6 million of non-cash items and changes in operating assets and liabilities.
Investing Activities. $96.5 million in cash was provided by investing activities primarily due to principal payment of Borrower Loans in the amount of $254.8 million, which was offset by purchase of Borrower Loans of $170.3 million.
Financing Activities. $15.1 million in cash was used in financing activities and primarily represents net proceeds from Warehouse Lines of $128.1 million, which was offset by payments on Notes and Certificates Issued by Securitization Trust.
Net cash increased by $8.6 million for the year ended December 31, 2018, based on the following components:
Operating Activities. $176.5 million in cash was used in operating activities primarily driven by $186.9 million net purchase of Loans Held for Sale. The net loss of $39.9 million was offset by $50.4 million of non-cash items and changes in operating assets and liabilities.
Investing Activities. The $23.6 million in cash provided by investing activities was primarily due to the maturities of Available for Sale Investments exceeding purchases of $31.5 million, offset by property plant and equipment purchases of $5.9 million.
Financing Activities. The $161.5 million in cash provided by financing activities was primarily the result of proceeds from the PWIT Warehouse Line.
Net cash increased by $12.2 million for the year ended December 31, 2017, based on the following components:
Operating Activities. $10.8 million of cash used in operating activities primarily due to cash held on the platform by investors that is classified as Restricted Cash.
Investing Activities. $27.5 million in cash was used in investing activities primarily due to a net purchase of Available for Sale Investments of $20.4 million and Property and Equipment purchased of $4.2 million.
Financing Activities. $50.5 million in cash was provided by financing activities primarily as the result of $47.9 million raised through the sale of Series G Convertible Preferred Stock.
Prosper did not hold Available for Sale Investments for the year ended December 31, 2019. As a result, total Cash, Cash Equivalents and Available for Sale Investments available to Prosper at December 31, 2019 for its liquidity needs was $64.6 million.

We believe our liquidity needs are generally met through transaction fees, servicing fees, proceeds from sales of loans and securitization transactions, draws on Warehouse Lines, and Cash and Cash Equivalents. However, if the financial results anticipated are not achieved, our sources of liquidity may not be sufficient to meet our operating and liquidity requirements without obtaining additional liquidity which may not be available on favorable terms or at all. Our future operating and liquidity requirements will depend on numerous factors, including without limitation, future results of operations and our continued ability to attract borrowers and investors to our platform. If we are unable to generate positive cash flow from operations or to obtain funds from additional sources, this could have a material adverse effect on our business and financial condition.

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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations
As of December 31, 2019, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Operating lease obligations	$19,633	$5,236	$10,144	$2,433	$1,820
WebBank purchase obligations	18,617	18,617	—	—	—
Total contractual obligations	$38,250	$23,853	$10,144	$2,433	$1,820

WebBank Purchase Obligations
Under our loan account program with WebBank, a Utah-charted industrial bank that serves as our primary issuing bank, WebBank retains ownership of loans facilitated through our marketplace for two business days after origination. As part of this arrangement, we have committed to purchase the loans at the conclusion of the two business days.
Critical Accounting Policies
The accounting policies discussed below reflect our most significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results including: (i) fair value measurement of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust; (ii) Loan Servicing Assets and Liabilities and (iii) fair value measurement of Convertible Preferred Stock Warrants. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. For a full description of all accounting policies adopted by us, please see Note 2 to our consolidated financial statements.
Valuation of Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust
Borrower Loans are funded through either the Note Channel or the Whole Loan Channel. Through the Note Channel, we issue Notes and purchase Borrower Loans from WebBank, and hold the associated Borrower Loans until maturity. The obligation to repay a series of Notes issued through the Note Channel is conditioned upon the repayment of the associated Borrower Loans.
In 2019, Prosper began financing the purchase of Borrower Loans through the Whole Loan Channel through securitization transactions, which issued senior notes, risk retention interests, and residual certificates. Associated securitization trusts are deemed consolidated variable interest entities (“VIEs”), and as a result the Borrower Loans held in the securitization trusts are included in “Borrower Loans, at Fair Value”, notes sold to third party investors in “Notes Issued by Securitization

Trust”, and the risk retention interest and residual certificates held by third party investors in “Certificates Issued by Securitization Trust, at Fair Value” in the Consolidated Balance Sheets. Refer to Note 7 - Securitization of the accompanying notes to PMI’s consolidated financial statements for additional information.
Prosper uses Warehouse Lines to purchase Loans Held for Sale that may subsequently be contributed to securitization transactions or sold to investors through the Whole Loan Channel. Loans Held for Sale are included in “Loans Held for Sale, at Fair Value” in the Consolidated Balance Sheets. See Note 11 - Debt of the accompanying notes to PMI’s consolidated financial statements for more details on Warehouse Lines.
Prosper has elected the fair value option for Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the Notes due to their borrower payment-dependent structure. Changes in fair value of Borrower Loans held in consolidated securitization trusts are partially offset by changes in fair value of the Certificates Issued by Securitization Trust. Changes in fair value of Loans Held for Sale are not offset by changes in the carrying value of Warehouse Lines as they are carried at amortized cost. Prosper earns interest income from loans held in securitization and warehouse trusts and record changes in their fair value through earnings. Changes in fair value of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust are included in “Change in Fair Value of Financial Instruments, Net” on the Consolidated Statements of Operations.
Prosper primarily uses a discounted cash flow model to estimate the fair value of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust. The key assumptions used in the valuation include default rates and prepayment rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.
Valuation of Loan Servicing Asset and Liability
We record loan Servicing Assets and Liabilities at their estimated fair values when we sell Borrower Loans to unrelated third-party buyers. The gain or loss on a loan sale is recorded in “Gain on Sale of Borrower Loans” on the Consolidated Statement of Operations while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market loan servicing fee is recorded in Servicing Assets or Liabilities. Servicing assets and liabilities are recorded in Servicing Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets.
We have elected to adopt the fair value method to measure the Servicing Assets and Liabilities for all classes of Servicing Assets and Liabilities subsequent to initial recognition.
We use a discounted cash flow model to estimate the fair value of the loan Servicing Assets and Liabilities which considers the contractual projected servicing fee revenue that we earn on the Borrower Loans, the estimated market Servicing Fees to service such loans, the prepayment rates, the default rates, discount rate and the current principal balances of the loans.
Valuation of Convertible Preferred Stock Warrants
Convertible Preferred Stock Warrants primarily consist of warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vested when the Consortium purchased whole loans under the Consortium Purchase Agreement, which ended in May 2019. On vesting of the Series F Warrants, Prosper records a liability as Convertible Preferred Stock Warrant Liability on the Consolidated Balance Sheets at fair value and a corresponding amount as “Fair Value of Warrants Vested on Sale of Borrower Loans” on the Consolidated Statements of Operations. Subsequent changes in the fair value of the vested warrants are recorded in “Change in Fair Value of Convertible Preferred Stock Warrants” on the Consolidated Statements of Operations.
We estimate the fair value of the Series F Warrants using valuation methods appropriate for the circumstances at the time of vesting. Generally, this includes determining the business enterprise value of the Company using methods that may include discounted cash flow model, comparable public company analysis, and comparable acquisition analysis. Once the business enterprise value has been estimated, an option pricing model is used to allocate the value to the various classes of Prosper's equity. The concluded per share value for the Series F Convertible Preferred Stock Warrant is then determined using a Black-Scholes option pricing model.

PROSPER FUNDING LLC

Overview
Prosper Funding was formed in the state of Delaware in February 2012 as a limited liability company with PMI as its sole equity member. Prosper Funding was formed by PMI to hold Borrower Loans originated through the Note Channel and issue related Notes. Although Prosper Funding is consolidated with PMI for accounting and tax purposes, Prosper Funding has been organized and is operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding. Prosper Funding’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that Prosper Funding will become subject to bankruptcy proceedings directly. Prosper Funding seeks to achieve this by placing certain restrictions on its activities and by implementing certain formal procedures designed to expressly reinforce its status as a distinct corporate entity from PMI.
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
Results of Operations
The following table summarizes Prosper Funding’s net income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 (in thousands):

	Year Ended December 31,
	2019	2018	% Change	2018	2017	% Change

Total Net Revenue	$73,562	$78,107	(6)%	$78,107	$81,682	(4)%
Total Expenses	67,620	77,228	(12)%	77,228	76,841	1%
Net Income	$5,942	$879	576%	$879	$4,841	(82)%

Total revenues for the year ended December 31, 2019 decreased $4.5 million, a 6% decrease from the year ended December 31, 2018, primarily due to the decreased number of loan listings on the marketplace during the period, which resulted in decreased administration fee revenue for the listing driven portion of such fee. Total expenses for 2019 decreased $9.6 million, a 12% decrease from the year ended December 31, 2018, primarily due to the decreased origination volume of Borrower Loans and lower administration fee per loan listing during the current period. Net income for 2019 increased $5.1 million, an 576% increase from 2018, primarily due to the decreased expenses described above.
Total revenues for the year ended December 31, 2018 decreased $3.6 million, a 4% decrease from the year ended December 31, 2017, primarily due to the decreased number of loan listings on the marketplace during 2018, which resulted in decreased administration fee revenue for the listing-driven portion of the administration fee. Total expenses for 2018 increased $0.4 million, a 1% increase from 2017, primarily due to an increase in administration fee expenses. Net income for 2018 decreased $4.0 million, a 82% decrease from 2017, primarily due to the decreased revenue described above.

Revenues
The following table summarizes Prosper Funding’s revenue for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	% Change	2018	2017	% Change
Operating Revenues
Administration Fee Revenue - Related Party	$49,818	$105,709	(53)%	$105,709	$101,500	4%
Servicing Fees, Net	26,368	27,943	(6)%	$27,943	25,963	8%
Gain (Loss) on Sale of Borrower Loans	(5,058)	(58,027)	91%	$(58,027)	(48,691)	(19)%
Other Revenues	155	270	(43)%	$270	170	59%
Total Operating Revenues	71,283	75,895	(6)%	75,895	78,942	(4)%

Interest Income
Interest Income on Borrower Loans	$41,146	$43,569	(6)%	$43,569	47,208	(8)%
Interest Expense on Notes	$(38,492)	$(40,656)	5%	$(40,656)	(43,954)	(8)%
Net Interest Income	2,654	2,913	(9)%	2,913	3,254	(10)%
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(375)	(701)	47%	$(701)	(514)	36%
Total Revenues	$73,562	$78,107	(6)%	$78,107	$81,682	(4)%

Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by PFL to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay PFL a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a rebate fee based on rebates given to investors as an incentive to purchase Borrower Loans from PFL. The decrease in Administrative Fee Revenue of $55.9 million in the year ended December 31, 2019 as compared to 2018 was primarily due to fewer Consortium warrants vesting as the Consortium Purchase Agreement (as defined in Note 17 of the accompanying notes to PMI’s consolidated financial statements) ended in May 2019. The increase of $4.2 million in the year ended December 31, 2018 as compared to 2017 was primarily due to the increased compensation for rebates in 2018, partially offset by a decrease in the listing driven portion of the administration fee due to lower listings on the platform.
Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper Funding through the Whole Loan Channel typically pay Prosper Funding a servicing fee which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates Prosper Funding for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. Prosper Funding records Servicing Fees from investors as a component of operating revenue when received. The decrease in Servicing Fees of $1.6 million in the year ended December 31, 2019 as compared to 2018 was primarily due to a lower outstanding Borrower Loan balance in the servicing pool. The increase in fees of $2.0 million in the year ended December 31, 2018 as compared to 2017 was due to an increase in collection fees during the period and growth in the average unpaid balance of Borrowers Loans being serviced.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net losses on Borrower Loans sold through the Whole Loan Channel. The $53.0 million lower loss in the year ended December 31, 2019 as compared to 2018 was primarily due to fewer Consortium warrants vesting as the Consortium Purchase Agreement ended in May 2019. The $9.3 million higher loss in the year ended December 31, 2018 as compared to 2017 was primarily due to PMI issuing more warrants to the Consortium.

Other Revenues
Other Revenues consists primarily of fees earned from facilitating securitizations for whole loan purchasers. Other Revenues in the year ended December 31, 2019, 2018 and 2017 were not significant.
Interest Income on Borrower Loans and Interest Expense on Notes
Prosper Funding recognizes interest income on Borrower Loans originated through the Note Channel using the accrual method based on the stated interest rate to the extent Prosper Funding believes them to be collectable. Prosper Funding records interest expense on the corresponding Notes based on the contractual interest rates to the extent Prosper Funding believes they will be collectable. The interest rate charged on the Borrower Loans is generally 1% higher than the interest rate paid on the corresponding Notes in order to compensate Prosper Funding for servicing the Borrower Loans.
Overall, the decreases in net interest income for the year ended December 31, 2019, compared to 2018, and 2018 compared to 2017, were primarily driven by the decrease in volume of Borrower Loans originated through the Note Channel.
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net captures losses from a change in fair value estimates using discounted cash flow methodologies that are based upon a set of valuation assumptions. The key assumptions used in valuation include default rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the corresponding Notes due to the borrower payment-dependent structure. Loans Held for Sale are primarily comprised of Borrower Loans held for short durations and their valuation uses the same approach as the Borrower Loans.
The following table summarizes the fair value adjustments for the years ended December 31, 2019, 2018 and 2017 respectively (in thousands):

	Year Ended December 31,
	2019	2018	2017
Borrower Loans	$(23,185)	$(31,265)	$(25,552)
Loans Held for Sale	—	(10)	7
Notes	22,810	30,574	25,031
	$(375)	$(701)	$(514)
Expenses
The following table summarizes Prosper Funding’s expenses for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	% Change	2018	2017	% Change
Administration Fee Expense – Related Party	$62,575	$70,491	(11)%	$70,491	$70,359	—%
Servicing	5,012	6,140	(18)%	6,140	6,103	1%
General and Administrative	33	597	(94)%	597	379	58%
	$67,620	$77,228	(12)%	$77,228	$76,841	1%

Administration Fee Expense - Related Party
Pursuant to the Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month Prosper Funding is required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding. The decrease of Administration Fee expense of $7.9 million for the year ended December 31, 2019 compared to 2018 was primarily due to the decreased origination volume of Borrower Loans and lower administration fee per loan listing during the current period. The change for the year ended December 31, 2018 was not significant compared to 2017.
Servicing
Servicing costs consist primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The decrease in Servicing costs of $1.1 million, or 18% for the year ended December 31, 2019 compared to 2018 was primarily due to a decrease in depreciation and amortization expense. The change in servicing costs for the year ended December 31, 2018 as compared to 2017 was not significant.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. General and Administrative costs decreased in the year ended December 31, 2019 compared to 2018 by $0.6 million, or 94%, primarily due to a reduction in bank charges. Costs increased in the year ended December 31, 2018 as compared to 2017 by $0.2 million, or 58%, primarily due to an increase in outsourced costs.
Quarterly Results of Operations
The following table sets forth the unaudited consolidated statement of operations data for each of the eight quarters ended December 31, 2019. The unaudited quarterly statement of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited quarterly statement of operations data. Historical results are not necessarily indicative of our future operating results. The following quarterly consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (in thousands):

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	$7,349	$8,854	$16,640	$16,975
Servicing Fees, Net	7,019	6,473	6,231	6,645
Gain (Loss) on Sale of Borrower Loans	2,667	3,155	(4,053)	(6,827)
Other Revenues	56	56	(14)	57
Total Operating Revenues	17,091	18,538	18,804	16,850
Interest Income on Borrower Loans	10,108	10,304	10,403	10,331
Interest Expense on Notes	(9,461)	(9,647)	(9,735)	(9,649)
Net Interest Income	647	657	668	682
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(36)	(120)	(131)	(87)
Total Net Revenues	17,702	19,075	19,341	17,445
Expenses
Administration Fee – Related Party	14,730	16,079	16,773	14,991
Servicing	1,462	1,178	1,304	1,067
General and Administrative	(133)	38	34	96
Total Expenses	16,059	17,295	18,111	16,154
Net Income	$1,643	$1,780	$1,230	$1,291

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	$23,956	$27,135	$30,836	$23,783
Servicing Fees, Net	6,826	7,098	7,209	6,812
Gain (Loss) on Sale of Borrower Loans	(13,892)	(16,379)	(16,181)	(11,574)
Other Revenues	65	70	73	63
Total Operating Revenues	16,955	17,924	21,937	19,084
Interest Income on Borrower Loans	10,771	10,939	10,907	10,951
Interest Expense on Notes	(10,059)	(10,209)	(10,177)	(10,211)
Net Interest Income	712	730	730	740
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(87)	(250)	(255)	(109)
Total Net Revenues	17,580	18,404	22,412	19,715
Expenses
Administration Fee – Related Party	15,454	16,864	20,285	17,887
Servicing	1,628	1,036	1,663	1,814
General and Administrative	135	97	182	183
Total Expenses	17,217	17,997	22,130	19,884
Net Income (Loss)	$363	$407	$282	$(169)

Liquidity and Capital Resources
The following table sets forth Prosper Funding's liquidity and capital resources (in thousands):

	Years Ended December 31,
	2019	2018	2017

Net Income	$5,942	$879	$4,841

Net cash (used in) provided by operating activities	$(12,819)	$3,041	$3,285
Net cash used in investing activities	(11,219)	(5,245)	(6,645)
Net cash (used in) provided by financing activities	(5,282)	1,070	(3,237)
Net decrease in Cash, Cash Equivalents and Restricted Cash	(29,320)	(1,134)	(6,597)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	147,181	148,315	154,912
Cash, Cash Equivalents and Restricted Cash at the end of the period	$117,861	$147,181	$148,315

Net Cash, Cash Equivalents and Restricted Cash decreased by $29.3 million for the year ended December 31, 2019, based on the following components:
Operating Activities. $12.8 million in cash was used in operating activities, primarily driven by less cash held on the platform by investors that is classified as Restricted Cash.
Investing Activities. $11.2 million net cash used in investing activities was primarily due to purchase of Property and Equipment of $6.4 million and Borrower Loans of $170.3 million, which was offset by $165.5 million principal payment of Borrower Loans.
Financing Activities. $5.3 million net cash was used in financing activities, primarily due to cash distributions to PMI in the amount of $9.0 million and payments on Notes of $167.4 million, which was partially offset by proceeds from the issuance of Notes of $171.1 million.
Net cash and cash equivalents decreased by $1.1 million for the year ended December 31, 2018, based on the following components:

Operating Activities. $3.0 million in cash was provided by operating activities primarily driven by less cash held on the platform by investors that is classified as Restricted Cash.
Investing Activities. $5.2 million in cash was used in investing activities primarily from the purchase of Property and Equipment of $3.3 million. Principal payments received on Borrower Loans exceeded purchases by $2.0 million.
Financing Activities. $1.1 million in cash was provided by proceeds from issuance of Notes of $176.8 million offset by $175.8 million payments on Notes.
Net cash and cash equivalents decreased by $6.6 million for the year ended December 31, 2017, based on the following components:
Operating Activities. $3.3 million in cash was provided by operating activities primarily driven by $4.8 million net income.
Investing Activities. $6.6 million in cash was used in investing activities, primarily from the purchase of Property and Equipment of $5.1 million and purchases of Borrower Loans exceeding principal payments by $2.8 million. These investing activities were offset by the maturation of $1.3 million of short-term investments.
Financing Activities. $3.2 million in cash was used in financing activities, primarily in the form of a $5.8 million cash distribution to PMI, offset by proceeds from the issuance of Notes exceeding payments thereon by $2.6 million.
Income Taxes
Prosper Funding incurred no income tax provision for the years ended December 31, 2019, 2018 and 2017. Prosper Funding is a U.S. disregarded entity and the income and loss is included in the return of parent PMI. Given PMI’s history of operating losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as Prosper Funding is not the primary beneficiary.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Prosper Marketplace, Inc.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Borrower Loans classified as held for sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Borrower Loans held on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Borrower Loans, which have declined in market value due to changes in interest rates as stated above. Changes in the market value of Borrower Loans classified as held for sale are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $142.0 million and $183.8 million as of December 31, 2019 and 2018, respectively.
The fair values of Borrower Loans, Loans Held for Sale, Notes, Certificates Issued by the Securitization Trust are determined using discounted cash flow methodologies based upon a set of valuation assumptions such as default rate, prepayment rate and discount rate. Default rate, prepayment rate and discount rate may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. We are exposed to the risk of decrease in the fair value of loans held in the warehouse and securitization trusts. For Borrower Loans and Notes presented on our Balance Sheet on behalf of our Note Channel investors, the fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $131.6 million and $162.5 million as of December 31, 2019 and 2018, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently out of the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
Prosper had cash and cash equivalents of $64.6 million and $57.9 million as of December 31, 2019 and 2018. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
Prosper may hold Available for Sale Investments. The fair value of Prosper’s Available for Sale Investment portfolio was zero and $22.2 million as of December 31, 2019 and 2018, respectively. These investments consisted of U.S. Treasury Bills and U.S. Treasury securities. To mitigate the risk of loss, Prosper’s investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then to maximizing returns. To manage this risk, Prosper limits and monitors maturities, credit ratings and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on Prosper’s Available for Sale Investments and the market value of those investments.
The fair value of Available for Sale Investments is zero and $22.2 million as of December 31, 2019 and 2018, respectively. A hypothetical 100 basis point increase in interest rates would result in no change in the fair value of Prosper’s Available for Sale Investments as of December 31, 2019 and a decrease of approximately $40 thousand as of December 31, 2018. A hypothetical 100 basis point decrease in interest rates would result in no change in the fair value of Prosper’s Available for Sale Investments of December 31, 2019 and an increase of approximately $40 thousand as of December 31, 2018. Any realized gains or losses resulting from such interest rate changes would only be recorded if Prosper sold the investments prior to maturity and the investments were not considered other-than-temporarily impaired.
As more fully described in Note 8 - Fair Value of Assets and Liabilities of Prosper's financial statements attached to this Annual Report on Form 10-K, the combined fair value of Borrower Loans and Loans Held for Sale is $776.0 million as of December 31, 2019, determined using a weighted-average discount rate of 7.00%. The combined fair value of Borrower Loans and Loans Held for Sale was $447.3 million as of December 31, 2018, determined using a weighted-average discount rate of 8.34%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $7.1 million and $4.2 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of December 31, 2019 and 2018, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $7.3 million and $4.4 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of December 31, 2019 and 2018, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
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
Prosper Funding had Cash and Cash Equivalents of $7.5 million and $11.2 million as of December 31, 2019 and 2018, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these Cash and Cash Equivalent balances.
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
Consolidated Statements of Operations
Consolidated Statements of Members' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, each Registrant’s management, under the supervision and with the participation of such Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of such Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019. Based upon this evaluation, the PEO and the PFO of each Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to each Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), each Registrant’s management is required to assess the effectiveness of such Registrant’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether such Registrant’s internal control over financial reporting is effective.
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

The Registrants’ management has assessed the effectiveness of the Registrants’ internal control over financial reporting as of December 31, 2019. In making this assessment the Registrants used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Each Registrant’s assessment included documenting and evaluating the effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as each Registrant’s PEO and PFO has concluded that such Registrant’s internal controls were effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2019, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.
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

Item 9B. Other Information
Kunal Kaul resigned as Executive Vice President, Operations of the Company, effective March 13, 2020.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Prosper Marketplace, Inc.
Executive Officers, Directors and Key Employees
The following table sets forth information about PMI’s executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
David Kimball	49	Chief Executive Officer and Chairman of the Board
Usama Ashraf	43	Chief Financial Officer
Nasos Topakas	55	Chief Technology Officer
Julie Hwang	42	General Counsel and Corporate Secretary
Rajeev V. Date	48	Director
Patrick W. Grady	37	Director
Claire A. Huang	57	Director
Nigel W. Morris	61	Director
Mason D. Haupt	64	Director
David Kimball has served as Chief Executive Officer and a director of PMI since December 2016. From March 2016 to February 2017, Mr. Kimball served as PMI's Chief Financial Officer. In May 2019, Mr. Kimball was appointed Chairman of the Board. He also currently serves as Chief Executive Officer and a director of PFL. Prior to joining PMI, Mr. Kimball was Senior Financial Officer of United Services Automobile Association's (USAA) Chief Operating Office, with financial responsibility for the real estate unit, the bank, the P&C and life insurance companies, the investment management company, and the call centers/distribution functions. Before his position as Senior Financial Officer of USAA's Chief Operating Office, Mr. Kimball spent eight years in various finance roles at USAA, including Senior Vice President of Corporate Finance; Corporate Treasurer; Chief Financial Officer of USAA Federal Savings Bank; and Assistant Vice President of Capital Markets. Prior to his time at USAA, Mr. Kimball spent ten years at Ford Motor Company and Ford Motor Credit Company in both the U.S. and U.K., working on their securitization programs, debt issuance, and a variety of financial planning and analysis positions. Mr. Kimball holds an M.B.A. and a B.A. in English from Brigham Young University. PMI believes that Mr. Kimball's financial and business expertise give him the qualifications and skills to serve as a director.
Usama Ashraf has served as Chief Financial Officer of PMI since February 2017. He is currently responsible for Prosper's finance, capital markets, risk and business intelligence functions. He also currently serves as Chief Financial Officer, Treasurer and a director of PFL. Prior to joining PMI, from February 2016 to February 2017, Mr. Ashraf served as Deputy Chief Financial Officer and Treasurer at Annaly Capital Management, Inc. (“Annaly”). Prior to his time at Annaly, Mr. Ashraf worked at United Services Automobile Association (“USAA”), where he served as Corporate Treasurer from November 2014 to February 2016 and Assistant Corporate Treasurer from January 2014 to October 2014. Before joining USAA, Mr. Ashraf spent 13 years at CIT Group, where he held various positions in the Treasury and Corporate M&A departments, most recently serving as Deputy Treasurer with responsibility for the firm’s Treasury activities in the United States. He started his career in the investment banking division of Salomon Smith Barney/Citigroup focused on M&A. Mr. Ashraf received a B.S. in Economics, with concentrations in Finance and Accounting, from The Wharton School of the University of Pennsylvania.
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
Rajeev V. Date has served as one of PMI’s directors since July 2013. Mr. Date previously served as one of PMI’s directors from January 2009 to September 2010, and he is currently a director of Megalith Financial Acquisition Corp. and Green Dot Corporation. Mr. Date currently serves as the Managing Partner of Fenway Summer LLC, a U.S. financial advisory and investment firm. From January 2012 to January 2013, Mr. Date served as the Deputy Director of the United States Consumer Financial Protection Bureau (“CFPB”). Before being appointed Deputy Director, Mr. Date was appointed the Special Advisor to the Secretary of the Treasury for the CFPB, and, in that capacity, acted as the interim leader of the CFPB. From October 2010 to August 2011, Mr. Date served as Associate Director of Research, Markets, and Regulations of the CFPB. Prior to joining the CFPB, Mr. Date served as Chairman & Executive Director of Cambridge Winter Center for Financial Institutions Policy, a non-profit nonpartisan think tank focused on financial institutions policy, from March 2009 to September 2010. From 2007 to 2009, Mr. Date served as a Managing Director in the Financial Institutions Group at Deutsche Bank Securities, where his key responsibility was acting as a coverage officer for specialty finance firms and regional banks. Before that, Mr. Date was Senior Vice President for Corporate Strategy and Development at Capital One Financial, where he led M&A development efforts across the U.S. banking and specialty finance markets. He began his business career in the financial institutions practice of the consulting firm McKinsey & Company. He has also served as an attorney, in both private practice and government. Mr. Date received a J.D., magna cum laude, from Harvard Law School and a B.S. (highest honors) from University of California, Berkeley. PMI believes that Mr. Date’s financial, business and regulatory expertise give him the qualifications and skills to serve as a director. Mr. Date qualifies as an “audit committee financial expert” under SEC guidelines.
Patrick W. Grady has served as one of PMI’s directors since January 2013. Mr. Grady is a Partner of Sequoia Capital, a private investment partnership, which he joined in 2007. Prior to joining Sequoia Capital, Mr. Grady was an Associate at Summit Partners from 2004 to 2007. He is also a current director of Okta, Inc. Mr. Grady holds a B.S. in Economics and Finance from Boston College. PMI believes that Mr. Grady’s experience as a venture capital investor with a focus on financial technologies and his overall management experience, give him the qualifications and skills to serve as a director. Mr. Grady qualifies as an “audit committee financial expert” under SEC guidelines.
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
Board Composition and Election of Directors
PMI’s board of directors currently consists of eight seats, with one vacancy to be filled by a designee of the Series A-1 Holders and one vacancy to be filled by a designee of Francisco Partners III, L.P. All of the current members of PMI's board of directors were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of PMI’s stockholders. In selecting the composition of its board of directors, PMI seeks to ensure that its board of directors collectively has a balance of expertise in the following areas: internet-based business, consumer financial products and experience directing public and start-up companies. Based on these criteria, PMI believes that its board of directors has been effective in identifying diverse directors. The board of directors’ composition provisions of PMI’s voting rights agreement are still in effect. For more information regarding the terms of the voting rights agreement, see Item 13, “Certain Relationships and Related Transactions, and Director Independence.” Holders of the Notes offered through our marketplace, and the accompanying PMI Management Rights, will have no ability to elect or influence PMI’s directors or approve significant corporate transactions, such as a merger or other sale of PMI or its assets.
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
Director Independence
Because PMI’s common stock is not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities, PMI is not required to maintain a board of directors consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors. Nevertheless, PMI’s board of directors has determined the independence of each director based on the independence criteria set forth in the listing standards of the New York Stock Exchange (“NYSE”). In making its determinations, the Board considered the current and prior relationships that each non-employee director has with Prosper and all other facts and circumstances the board of directors deemed relevant in determining their independence, including any transactions between each director or any member of his or her family, and Prosper, its senior management or our independent registered public accounting firm. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the board of directors determined that Ms. Huang and each of Messrs. Date, Grady, Haupt and Morris do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing requirements and rules of the NYSE.

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

Item 11.  Executive Compensation
Prosper Marketplace, Inc. - Compensation Discussion and Analysis
Overview
This section describes PMI's executive compensation objectives, compensation-setting process, executive compensation components and significant 2019 compensation decisions for PMI's named executive officers (“NEOs”). The compensation provided to PMI's NEOs for 2019 is set forth in detail in the Summary Compensation Table and other tables and the accompanying footnotes and narrative that follow this section.
PMI's named executive officers for 2019 are as follows:
•David Kimball, our Chief Executive Officer;
•Usama Ashraf, our Chief Financial Officer;
•Nasos Topakas, our Chief Technology Officer;
•Julie Hwang, our General Counsel and Secretary;
•Kunal Kaul, our Executive Vice President, Operations; and
•Justine Metz, our Executive Vice President, Marketing through November 1, 2019.
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
Role of Management. In setting 2019 compensation, PMI's Chief Executive Officer worked closely with the Compensation Committee in making recommendations and attending Committee meetings. Because of his daily involvement with PMI's executive team, the Chief Executive Officer was involved in the determination of compensation for all of PMI's executive officers other than himself. The Compensation Committee also delegated to the Chief Executive Officer the authority to make compensation decisions for senior management and executive officers (other than the Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer), subject to certain compensation limits set by the Compensation Committee.
Executive Compensation Components
PMI's 2019 Named Executive Officer compensation packages include: (1) base salary; (2) cash bonuses; and (3) equity-based compensation in the form of stock options and restricted stock units (RSUs). PMI believes that this compensation mix supports its objective of attracting, motivating and retaining a talented and entrepreneurial executive team who will provide leadership for Prosper’s success in dynamic and competitive markets. PMI's compensation program is balanced among all three components in order to attract top talent and maximize retention, while ensuring that an appropriate portion of the executives’ compensation is tied to the Company's and its stockholders’ long-term interests.
Base Salary. Base salary is a fixed amount, and is not tied to any metric relating to the performance of PMI's business as a whole. The base salary of each executive officer is initially established in the executive officer's offer letter, and reviewed annually by the Compensation Committee. In determining base salaries for 2019, PMI's Compensation Committee together with the Chief Executive Officer considered the individual executive officer's scope of responsibilities, contributions, prior salary level and position (in case of a promotion), and financial and market conditions.

The following table summarizes information regarding the base salaries for PMI's named executive officers for 2019:

2019 Base Salary
David Kimball (1)	$500,000
Usama Ashraf (2)	$430,000
Nasos Topakas (3)	$370,000
Julie Hwang (4)	$335,000
Kunal Kaul (5)	$335,000
Justine Metz (6)	$335,000

1.In March 2019, PMI’s Compensation Committee reviewed executive base salaries and decided to keep Mr. Kimball’s annual base salary at $500,000, the same level as the previous year.
2.In March 2019, PMI’s Compensation Committee reviewed executive base salaries and decided to increase Mr. Ashraf's annual base salary from $420,000 to $430,000.
3.In March 2019, Mr. Topakas' annual base salary was increased from $360,000 to $370,000.
4.In March 2019, Ms. Hwang's annual base salary was increased from $325,000 to $335,000.
5.In March 2019, Mr. Kaul’s annual base salary was increased from $325,000 to $335,000.
6.In March 2019, Ms. Metz's annual base salary was increased from $325,000 to $335,000.
Cash Bonuses. The Company uses cash bonuses primarily to motivate and retain senior management leaders that are critical to advancing the Company's short- and long-term strategic goals. In 2019, we based annual NEO bonuses on both the achievement of certain Board-approved financial, operational and strategic performance objectives as well as other factors, including the NEO’s contribution toward PMI’s growth initiatives and performance toward individual goal achievement.
In February 2020, the Compensation Committee reviewed the Company’s performance and progress towards the established 2019 objectives, and approved a bonus award of 90% of the annual target bonus amount for each NEO.
The amounts and terms of the bonuses awarded to each of the NEOs in 2019 are disclosed below, in the sections titled “Summary Compensation Table” and “Narrative Discussion of the Summary Compensation Table and Grants of Plan-Based Awards Table.”
Equity Compensation. PMI has used stock options and restricted stock units (“RSUs”) as the principal components of its executive equity compensation. Consistent with its compensation objectives, PMI believes this approach aligns the interests of its grantees with the long-term interests of PMI’s stockholders. PMI believes that stock options and RSUs also serve as effective retention tools due to vesting requirements that are based on continued service with the company. In granting equity awards, PMI has customarily considered, among other things, the executive officers' cash compensation, the need to retain and motivate executive officers and to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value, PMI's financial results, and each executive officer's individual contributions and responsibilities. In 2019, the Compensation Committee approved the grant of stock options to certain of its NEOs for performance compensation, retention and motivational purposes. The amounts and terms of the awards granted to each such NEO in 2019 are disclosed in the 2019 Grants of Plan-Based Awards table and accompanying footnotes to the table of Outstanding Equity Awards at 2019 Fiscal Year End.
Employment Agreements
PMI has entered into employment arrangements with each of its NEOs, which are comprised of an offer letter and an At Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement. Each of these arrangements was approved or authorized on PMI’s behalf by the Compensation Committee or, in certain instances, its Board of Directors.
Each of the offer letters provided for “at will” employment and sets forth the initial compensation arrangements for the NEO, generally including an initial base salary, an annual cash bonus opportunity, and an equity award. Certain of the offer letters provide for payments or an acceleration of the executive's equity award grant upon termination of their employment in specified situations, including following a change in control. These arrangements (including potential payments and terms) are discussed in more detail in the “Narrative Discussion of the Summary Compensation Table and Grants of Plan-Based Awards Table” and the “Potential Payments Upon Termination or a Change In Control of PMI” sections and related tables below.

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
PMI's 401(k) plan covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service. PMI's contributions to the 401(k) plan are discretionary. During the year ended December 31, 2019, PMI contributed $2.3 million to the 401(k) plan.
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
In addition, during 2017 and 2018, PMI entered into severance arrangements with each of Messrs. Kimball, Ashraf and Topakas, and with each of Mses. Hwang and Metz, as part of their offer letters and amendment to offer letter (with respect to Mr. Ashraf). The severance arrangements provide that each of Messrs. Kimball, Ashraf and Topakas, and each of Mses. Hwang and Metz, would be entitled to a lump sum payment equal to six months’ of annual base salary (less applicable deductions and withholdings) in the event that the respective officer’s employment is terminated by PMI without cause or by the applicable executive officer for good reason (each as defined in the applicable offer letter). Receipt of these severance benefits is conditioned on the officer’s signing a release of claims in favor of PMI. Ms. Metz departed from her role as Executive Vice President, Marketing effective November 1, 2019.
For additional information regarding these severance and change in control arrangements, see “Potential Payments Upon Termination or a Change in Control of PMI.”
Compensation Risk Assessment
PMI's management evaluates and mitigates any risk that may exist relating to its compensation plans, practices and policies for all employees, including PMI's NEOs. PMI's management has concluded that PMI's compensation policies and practices do not create or promote inappropriate or excessive risk taking.

Summary Compensation Table
The following table provides information regarding the compensation earned during the years ended December 31, 2019, 2018 and 2017 by each of PMI’s named executive officers (in thousands):

	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Totals ($)
Name and Principal Position
David Kimball	2019	$500	$450	—	—	$14	$964
Chief Executive Officer	2018	500	450	—	629	14	1,593
	2017	500	542	—	2,572	14	3,628
Usama Ashraf (3)	2019	428	289	—	40	14	771
Chief Financial Officer	2018	401	279	964	185	14	1,843
	2017	294	283	—	472	64	1,113
Nasos Topakas (4)	2019	368	249	—	—	14	631
Chief Technology Officer	2018	358	251	964	—	14	1,587
	2017	248	197	—	943	8	1,396
Julie Hwang (5)	2019	333	195	—	276	14	818
General Counsel and Secretary	2018	285	174	—	315	11	785
Kunal Kaul	2019	333	195	—	—	14	542
Executive Vice President,	2018	323	230	—	64	14	631
Operations	2017	313	236	—	119	12	680
Justine Metz (6)	2019	279	—	—	—	237	516
Former Executive Vice President, Marketing	2018	323	230	—	484	44	1,081
1.The amounts reported represent the grant date fair value of the restricted stock units and stock options granted to the named executive officers as calculated in accordance with the Financial Accounting Board’s Topic ASC 718, Compensation –Stock Compensation (“ASC 718”) using a Black-Scholes model to purchase shares of PMI’s common stock.  The key assumptions used in PMI’s ASC 718 calculation are discussed in Note 2 of PMI’s consolidated financial statements, which are incorporated by reference into this Annual Report.
2.“All Other Compensation” consists of compensation received from employer matching contributions to PMI’s 401(k) plan and relocation reimbursement paid by PMI for each named executive officer.
3.Mr. Ashraf joined PMI in February 2017 as its Chief Financial Officer. Mr. Ashraf's total compensation for 2017 includes relocation expenses of $50,052 and a signing bonus of $20,000.
4.Mr. Topakas joined PMI in April 2017 as its Chief Technology Officer.
5.Ms. Hwang was promoted to General Counsel and Secretary of PMI in June 2018. Ms. Hwang's total compensation for 2018 includes a one-time retention bonus of $66,354.
6.Ms. Metz departed from her role as Executive Vice President, Marketing effective November 1, 2019. Ms. Metz's total compensation for 2019 includes a cash severance payment of $223,332. Ms. Metz's total compensation for 2018 includes relocation expenses of $29,900.

2019 Grants of Plan-Based Awards (1)(2)
The following table sets forth certain information regarding grants of plan-based awards to the listed PMI named executive officers during 2019 (dollar amounts in thousands, except per share information):

	Grant Date (2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)

Usama Ashraf	11/5/19	500,000	$0.17	$40
Julie Hwang	5/7/19	1,398,198	0.30	196
	11/5/19	1,000,000	0.17	80
1.The following columns are intentionally omitted from this table: Estimated Future Payouts under Non-Equity Incentive Plan Awards, and Estimated Future Payouts under Equity Incentive Plan Awards.
2.The equity awards granted to NEOs in 2019 were granted under, and governed by the terms of, PMI's 2015 Equity Incentive Plan and the applicable award agreements. See the footnotes to the Outstanding Equity Awards at 2019 Fiscal Year-End table below for a description of the vesting schedule of the equity awards granted in 2019 and reported in the table above.
3.The amounts reported represent the grant date fair value of the stock options granted to the named executive officers as calculated in accordance with the Financial Accounting Board’s Topic ASC 718, Compensation –Stock Compensation (“ASC 718”) using a Black-Scholes model to purchase shares of PMI’s common stock.  The key assumptions used in PMI’s ASC 718 calculation are discussed in Note 2 of PMI’s consolidated financial statements, which are incorporated by reference into this Annual Report.

CEO Pay Ratio
In accordance with Item 402(u) of Regulation S-K, PMI is providing the following information for the year ended December 31, 2019:
•The median of total compensation of all employees, excluding our CEO: $128,827;
•The annual total compensation of our CEO: $964,000; and
•The ratio of CEO total compensation to median employee total compensation: 7.48 to 1.
Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with the SEC pay ratio rules and methods for disclosure. In order to determine the median employee from a compensation perspective, PMI examined cash compensation (salary, wages and cash bonuses) paid in the 2019 calendar year for all employees, excluding our CEO, employed as of December 31, 2019 (the “Determination Date”). On the Determination Date, Prosper’s employee population consisted of 404 individuals, all of whom were located in the United States. This population consisted of our full-time, part-time, and temporary employees. We did not include any contractors or workers employed through a third-party provider in our employee population.
To identify the “median employee,” we utilized the amount of base salary, wages and cash bonus our employees received, as reflected in our payroll records through the Determination Date and annualized such amounts for any individual hired during 2019. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2019 to determine the median employee total compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and compared such total compensation to the total compensation of PMI’s CEO, as reported in the Summary Compensation Table.

Narrative Discussion of the Summary Compensation Table and Grants of Plan-Based Awards Table
Offer Letters and Arrangements
David Kimball. In November 2016, PMI entered into an offer letter with Mr. Kimball in connection with his appointment as its Chief Executive Officer. In addition to his initial base salary, Mr. Kimball's offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 100% of his base salary, payable on a quarterly basis; (ii) reimbursement of certain relocation expenses; and (iii) eligibility to participate in the benefit programs generally available to employees of PMI. PMI also committed to grant Mr. Kimball an equity award of options exercisable into shares of PMI common stock representing up to 5% of PMI’s capitalization on a fully diluted basis, subject to the terms and conditions of the offer letter. In addition, the offer letter included certain severance arrangements, the terms of which are described under “Post-Employment Compensation” above.
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
Usama Ashraf. In February 2017, PMI entered into an offer letter with Mr. Ashraf in connection with his appointment as its Chief Financial Officer. In addition to his initial base salary and equity grant, Mr. Ashraf's offer letter provided for (i) a one-time sign-on bonus of $20,000, subject to certain repayment requirements in the event of Mr. Ashraf's termination from PMI within 12 months of his employment; (ii) eligibility to receive an annual performance bonus in a target amount of 50% of his base salary; (iii) reimbursement of certain relocation expenses; (iv) reimbursement of certain short-term housing expenses and (v) eligibility to participate in the benefit programs generally available to employees of PMI. In July 2018, PMI and Mr. Ashraf executed an amendment to his offer letter that provides for certain severance arrangements, the terms of which are described under “Post-Employment Compensation” above.
In addition to the terms of Mr. Ashraf's amended offer letter, in January 2018, the Compensation Committee approved a one-time retention bonus payment in an amount equal to 25% of his base salary. In August 2018, in connection with Mr. Ashraf's expanded scope of responsibilities in the role of Chief Financial Officer, the Compensation Committee increased his annual performance bonus target from 50% to 60% of his base salary. In March 2019, the Compensation Committee increased Mr. Ashraf's annual performance bonus target to 75% of his annual base salary.
Nasos Topakas. In April 2017, PMI entered into an offer letter with Mr. Topakas in connection with his appointment as its Chief Technology Officer. In addition to his initial base salary and equity grant, Mr. Topakas's offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 75% of his base salary in his first year of employment and 50% of his base salary in subsequent years; and (ii) eligibility to participate in the benefit programs generally available to employees of PMI. The offer letter also included certain severance arrangements, the terms of which are described under “Post-Employment Compensation” above.
In addition to the terms of Mr. Topakas' amended offer letter, in January 2018, the Compensation Committee approved a one-time retention bonus payment in an amount equal to 25% of his base salary. In March 2019, the Compensation Committee increased Mr. Topakas’s annual performance bonus target to 75% of his annual base salary.

Julie Hwang. In June 2018, PMI entered into an offer letter with Ms. Hwang in connection with her appointment as its General Counsel and Secretary. In addition to her initial base salary and equity grant, Ms. Hwang's offer letter provided for (i) a one-time retention bonus of $66,354, payable during the first quarter of March 2019; (ii) eligibility to receive an annual performance bonus in a target amount of 40% of her annual base salary; and (iii) eligibility to participate in the benefit programs generally available to employees of PMI. The offer letter also included certain severance arrangements, the terms of which are described under “Post-Employment Compensation” above.
In addition to the terms of Ms. Hwang's offer letter (including the one-time retention bonus set forth therein), in January 2018, the Compensation Committee approved a one-time retention bonus in an amount equal to 35% of her base salary. In March 2019, the Compensation Committee increased Ms. Hwang's annual performance bonus target to 65% of her annual base salary.

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

In addition to the terms of Mr. Kaul's offer letter, in January 2018, the Compensation Committee approved a one-time retention bonus in an amount equal to 35% of his base salary. In March 2019, the Compensation Committee increased Mr. Kaul’s annual performance bonus target to 65% of his annual base salary.

Justine Metz. In November 2017, PMI entered into an offer letter with Ms. Metz in connection with her appointment as its Executive Vice President, Marketing. In addition to her initial base salary and equity grant, Ms. Metz's offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 75% of her annual base salary for calendar year 2018 and 40% of her annual base salary in subsequent years; (ii) reimbursement of certain relocation expenses; and (iii) eligibility to participate in the benefit programs generally available to employees of PMI. The offer letter also included certain severance arrangements, the terms of which are described under “Post-Employment Compensation” above.
In addition to the terms of Ms. Metz's offer letter, in January 2018, the Compensation Committee approved a one-time retention bonus in an amount equal to 35% of her base salary. In March 2019, the Compensation Committee increased Ms. Metz’s annual performance bonus target to 65% of her annual base salary. Ms. Metz departed from her role as Executive Vice President, Marketing and exercised the severance arrangement, effective November 1, 2019.

Equity Incentive Plans
PMI grants equity awards primarily through its 2015 Equity Incentive Plan, which was approved by PMI's Board of Directors on April 7, 2015 and subsequently amended by an Amendment No. 1, Amendment No. 2, and Amendment No. 3, which were approved by PMI's Board of Directors on February 15, 2016, May 19, 2016, and January 23, 2018, respectively (as amended, the “2015 Plan”). PMI also previously granted equity awards through its Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by its stockholders on December 1, 2010, and expired in March 2015. The 2005 Plan and 2015 Plan are collectively referred to in this Annual Report as the “Equity Plans.”
Any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms. Unless sooner terminated by PMI’s Board of Directors, the 2015 Plan will expire ten years from the date of its adoption. All stock options granted to NEOs are incentive stock options, to the extent permissible under the Internal Revenue Code, as amended. All equity awards to PMI’s employees and directors were granted at no less than the fair market value of its common stock on the date of each award. In the absence of a public trading market for PMI common stock, PMI’s Board of Directors, acting on its own or through the Compensation Committee, has determined the fair market value of its common stock in good faith based upon consideration of a number of relevant factors including the status of its development efforts, financial status and market conditions. See Item 15, “Notes to Consolidated Financial Statements.”
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
As of December 31, 2019, an aggregate of 95,037,086 options to purchase our common stock were authorized for issuance under the 2015 Plan. Of such authorized options, as of December 31, 2019, a total of 75,280,973 options were outstanding under the 2015 Plan and 19,756,113 options were available for grant. As of December 31, 2019, an aggregate of 60,140,838 options granted under the 2015 Plan were forfeited. As of December 31, 2019, 45,172,464 options under the 2015 Plan were vested and outstanding and 345,127 were exercised. As of December 31, 2019, there were zero stock options available for grant under the 2005 Plan.
The NEOs identified herein have been granted equity awards upon employment with PMI, for merit increases, and for retention purposes.

Outstanding Equity Awards at 2019 Fiscal Year End
The following table sets forth certain information regarding outstanding equity awards granted to PMI’s named executive officers (“NEOs”) that remained outstanding as of December 31, 2019:

	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)
David Kimball	5/3/2016	(2)	3/18/2016	1,322,742	88,183	0.22	5/3/2026	—
	5/3/2016	(3)	3/18/2016	—	—	—	—	705,465
	6/17/2016	(4)	4/28/2016	2,115,703	—	0.22	6/17/2026	—
	3/17/2017	(5)	12/1/2016	21,156,579	—	0.22	3/17/2027	—
	3/20/2018	(2)	3/1/2018	1,109,190	1,426,102	0.54	3/20/2028	—
Usama Ashraf	3/17/2017	(6)	2/27/2017	2,406,379	990,863	0.22	3/17/2027	—
	11/7/2017	(6)	2/27/2017	285,286	117,472	0.53	11/7/2027	—
	3/20/2018	(7)	3/1/2018	—	—	—	—	1,784,793
	8/8/2018	(6)	7/1/2018	296,692	541,027	0.48	8/8/2028	—
	11/5/2019	(6)	11/5/2019	—	500,000	0.17	11/5/2029
Nasos Topakas	11/7/2017	(6)	4/17/2017	2,533,333	1,266,667	0.53	11/7/2027	—
	3/20/2018	(7)	3/1/2018	—	—	—	—	1,784,793
Julie Hwang	11/4/2015	(8)	8/31/2015	150,000	—	0.22	11/4/2025	—
	5/3/2016	(9)	4/28/2016	60,650	—	0.22	5/3/2026	—
	3/17/2017	(8)	1/1/2017	44,843	16,657	0.22	3/17/2027	—
	3/20/2018	(8)	3/1/2018	95,615	122,935	0.54	3/20/2028	—
	8/8/2018	(6)	6/1/2018	444,276	740,462	0.48	8/8/2028	—
	5/7/2019	(6)	3/1/2019	—	1,398,198	0.30	5/7/2029	—
	11/5/2019	(6)	11/5/2019	—	1,000,000	0.17	11/5/2029	—
Kunal Kaul	3/15/2016	(7)	12/28/2015	—	—	—	—	125,000
	5/3/2016	(6)	12/28/2015	250,000	—	0.22	5/3/2026	—
	6/17/2016	(10)	4/28/2016	1,043,916	—	0.22	6/17/2026	—
	3/20/2018	(6)	3/1/2018	112,228	144,294	0.54	3/20/2028	—
Justine Metz (11)	3/20/2018	(6)	12/31/2017	802,083	947,917	0.54	3/20/2028	—
	3/20/2018	(6)	3/1/2018	85,282	119,395	0.54	3/20/2028	—
1.Represents restricted stock units (“RSUs”), in each case that remained unvested as of December 31, 2019.
2.This option vests over four years, with 1/4 vesting on the first anniversary of the applicable vesting commencement date set forth in the table above (the “Vesting Commencement Date”) and 1/48 vesting each month thereafter for the following three years, provided that, any unvested options will vest in full immediately prior to the effective time of a change in control of PMI, a sale of all or substantially all of PMI's assets, or a liquidation, dissolution or winding up of PMI (each, a “Corporate Transaction”).
3.These RSUs initially vest, if at all, when PMI files for an initial public offering and the lock-up period expires or there is a Corporate Transaction (which, as defined in the RSU grant notice, does not include a liquidation, dissolution or winding up of PMI), whichever occurs first (each, a “Triggering Event”). The RSUs will immediately and fully vest in connection with the occurrence of such Triggering Event.
4.This option vests over three years, with 1/36 vesting on the one month anniversary of the applicable Vesting Commencement Date and 1/36 vesting each month thereafter for the following two years, provided that, any unvested options will vest in full immediately prior to the effective time of a Corporate Transaction.
5.This option vests over three years, with 1/2 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following two years, provided that, any unvested options will vest in full immediately prior to the effective time of the Corporate Transaction.

6.This option vests over four years, with 1/4 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following three years, except that, in the event the NEO is terminated without cause within 12 months of a Corporate Transaction, any unvested options will vest in full immediately.
7.These RSUs initially vest, if at all, upon the occurrence of a Triggering Event. The number of RSUs that vest upon a Triggering Event will be equal to the number of RSUs that would have vested had the RSUs been subject to the four-year Time-Based Vesting Schedule (1/4 vesting on first-year anniversary of applicable Vesting Commencement Date and 1/48 vesting monthly thereafter). If the NEO provides continuous service through the Triggering Event, the remaining RSUs will vest pursuant to the Time-Based Vesting Schedule until the RSUs are fully vested.
8.This option vests over four years, with 1/4 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following three years.
9.This option vests over three years, with 1/36 vesting on the one month anniversary of the applicable Vesting Commencement Date and 1/36 vesting each month thereafter for the following two years.
10.This option vests over three years, with 1/36 vesting on the one month anniversary of the applicable Vesting Commencement Date and 1/36 vesting each month thereafter for the following two years, except that, in the event the NEO is terminated without cause within 12 months of a Corporate Transaction, any unvested options will vest in full immediately.
11.Exercisable and unexercisable option amounts shown as of NEO's termination date of November 1, 2019. All then-unexercisable options were unvested and cancelled effective as of such termination date.

The following table sets forth information regarding equity awards held by PMI's named executive officers that were exercised, vested or settled during 2019 (dollar amounts in thousands):

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting/Settlement ($)

David Kimball	—	—	—	—
Usama Ashraf	—	—	—	—
Nasos Topakas	—	—	—	—
Julie Hwang	—	—	—	—
Kunal Kaul	—	—	—	—
Justine Metz	—	—	—	—

Potential Payments Upon Termination or a Change In Control of PMI
The following table provides the estimated value of the payments that PMI would provide to its named executive officers in connection with a change in control of PMI and/or a termination of employment. In determining amounts payable, we have assumed in all cases that the change in control or termination of employment, as applicable, occurred on December 31, 2019. With respect to a termination of employment, we have assumed in all cases that the termination was without cause.

Name	Cash Severance ($)	Number of Unvested Options (#)	Estimated Value of Unvested Options at December 31, 2019 ($)	Number of Unvested RSUs and Stock Awards (#)	Estimated Value of Unvested RSUs and Stock Awards at December 31, 2019 ($)	Total Estimated Value ($)
	(dollar amounts in thousands)

David Kimball
Involuntary Termination	$250	$—	$—	$—	$—	$250
Change in Control	—	1,514,285	—	705,465	106	106
Involuntary Termination following Change in Control	—	—	—	—	—	—
Usama Ashraf
Involuntary Termination	215	—	—	—	—	215
Change in Control	—	—	—	—	—	—
Involuntary Termination following Change in Control	—	2,149,362	—	1,784,793	268	268
Nasos Topakas
Involuntary Termination	185	—	—	—	—	185
Change in Control	—	—	—	—	—	—
Involuntary Termination following Change in Control	—	1,266,667	—	1,784,793	268	268
Julie Hwang
Involuntary Termination	168	—	—	—	—	168
Change in Control	—	—	—	—	—	—
Involuntary Termination following Change in Control	—	3,278,252	—	—	—	—
Kunal Kaul
Involuntary Termination	—	—	—	—	—	—
Change in Control	—	—	—	—	—	—
Involuntary Termination following Change in Control	—	144,294	—	125,000	19	19
Justine Metz
Involuntary Termination	168	—	—	—	—	168
Change in Control	—	—	—	—	—	—
Involuntary Termination following Change in Control	—	1,067,312		—	—	—

Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2019, Mason Haupt, Claire A. Huang and Patrick W. Grady served as members of the Compensation Committee. None of these directors is or has been an officer or employee of PMI at any time or had any relationship with PMI requiring disclosure by PMI under Item 404 of Regulation S-K. During the fiscal year ended December 31, 2019, none of PMI's executive officers served as a member of the Board of Directors or Compensation Committee (or other board committee serving an equivalent function) of any unrelated entity that had one or more of its executive officers serving on PMI’s Board of Directors or Compensation Committee (or other board committee serving an equivalent function).

Director Compensation
The following table shows compensation for the year ended December 31, 2019 to PMI’s directors who were not also named executive officers at the time they received compensation as directors (in thousands):

	Fees earned or paid in cash ($)	Equity awards ($)	Total

Patrick W. Grady	—	—	—
Rajeev V. Date (1)	$75	—	$75
David R. Golob (2)	—	—	—
Nigel W. Morris	$75	—	$75
Mason Haupt	—	—	—
Claire A. Huang (3)	$75	—	$75
1.Mr. Date held 58,780 unvested stock options at December 31, 2019.
2.Mr. Golob resigned as a director of PMI effective October 1, 2019.
3.Ms. Huang held 500,000 unvested stock options at December 31, 2019.

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
Patrick W. Grady, Chair
Mason D. Haupt
Claire A. Huang

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Prosper Marketplace, Inc.
The following table sets forth information regarding the beneficial ownership of PMI’s Common Stock as of March 1, 2020, by:
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

Percentage ownership calculations are based on 269,081,297 shares of Common Stock outstanding as of March 1, 2020, assuming the conversion of all of PMI’s convertible preferred stock, but excluding any outstanding stock options or warrants. Each share of PMI preferred stock is convertible at any time at the discretion of the holder. Shares of PMI’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock convert into shares of PMI Common Stock at a ratio of 1 to 1. Shares of PMI’s Series A-1 Preferred Stock convert into shares of PMI Common Stock at a ratio of 1,000,000 to 1. Shares of PMI’s Series G Preferred Stock convert into shares of PMI common stock at a ratio of 1 to 1.36.
In computing the number of shares of Common Stock beneficially owned by a person or entity and the percentage ownership of that person or entity, PMI deemed outstanding all shares of Common Stock subject to options and warrants held by that person or entity that are currently exercisable or vesting within 60 days of March 1, 2020. PMI did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1.0% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners and officers are in care of Prosper Marketplace, Inc., 221 Main Street, 3rd Floor, San Francisco, CA 94105.

	Number of Shares Owned (1)	Number of Shares Underlying Options, and Warrants Exercisable Currently or Within 60 Days (2)	Total Number of Shares Beneficially Owned (3)	Beneficial Ownership Percentage
Directors and Executive Officers
Rajeev V. Date (4)	26,115	1,101,184	1,127,299	*
Patrick W. Grady (5)	51,247,915	—	51,247,915	19.05%
Nigel W. Morris (6)	1,073,970	1,080,349	2,154,319	*
Claire A. Huang	—	583,333	583,333	*
Mason D. Haupt (7)	—	137,033	137,033	*
David Kimball	—	26,644,185	26,644,185	9.01%
Usama Ashraf	—	3,392,387	3,392,387	1.24%
Nasos Topakas	—	2,850,000	2,850,000	1.05%
Julie Hwang	—	1,428,871	1,428,871	*
Kunal Kaul	—	1,795,758	1,795,758	*
Justine Metz	—	—	—	*
All directors and executive officers as a group (8)	52,348,000	39,013,100	91,361,100	29.65%

5% Shareholders
Francisco Partners (9)	17,413,325	35,544,141	52,957,466	17.38%
Sequoia Capital (10)	51,247,915	—	51,247,915	19.05%
LPG Capital GP Limited (11)	50,776,886	—	50,776,886	18.87%
Soros Fund Management LLC (12)	723,902	52,081,959	52,805,861	16.44%
Accel Partners (13)	24,320,667	—	24,320,667	9.04%
IDG Capital Partners (14)	24,320,667	—	24,320,667	9.04%
JPF LLC (15)	—	41,833,904	41,833,904	13.46%
New Residential Investment Corp. (16)	1	41,833,904	41,833,905	13.46%
Third Point Ventures LLC (17)	—	41,833,904	41,833,904	13.46%
* Less than 1%
1.Includes shares of Common Stock (including Common Stock issuable upon the conversion of preferred stock) owned directly or indirectly, but does not include shares subject to options and warrants.
2.Includes shares subject to options or warrants owned directly or indirectly that are currently exercisable or will become exercisable within 60 days of March 1, 2020.
3.The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares

“voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities for which that person has a right to acquire beneficial ownership within 60 days.
4.Consists of 1,101,184 shares of Common Stock issuable upon the exercise of stock options and 26,115 shares of Common Stock issuable upon the conversion of preferred stock held by Mr. Date or his affiliate.
5.Consists of 51,247,915 shares of Common Stock issuable upon the conversion of preferred stock held by Sequoia Capital through certain of its affiliates. Mr. Grady is a partner of Sequoia Capital and therefore may be deemed to share voting and investment power over these shares. Mr. Grady disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.
6.Consists of 1,005,935 shares of Common Stock, 68,035 shares of Common Stock issuable upon the conversion of preferred stock and 1,080,349 shares of Common Stock issuable upon the exercise of warrants held by QED Investors through certain of its affiliates. Mr. Morris is a partner of QED Investors and therefore may be deemed to share voting and investment power over these shares. Mr. Morris disclaims beneficial ownership with respect to the shares except to the extent of his pecuniary interest therein.
7.Consists of 137,033 shares of Common Stock issuable upon the exercise and conversion of the preferred stock warrants held by Mr. Haupt.
8.Consists of 1,005,935 shares of Common Stock, 51,342,065 shares of Common Stock issuable upon the conversion of preferred stock, 37,795,618 shares of Common Stock issuable upon the exercise of stock options, 1,080,349 shares of Common Stock issuable upon the exercise of warrants and 137,033 shares of Common Stock issuable upon the exercise and conversion of the preferred stock warrants.
9.Represents 17,413,325 shares of Common Stock issuable upon the conversion of preferred stock held by Francisco Partners through certain of its affiliates and 35,544,141 shares of Common Stock issuable upon the exercise and conversion of the preferred stock warrant held by Francisco Partners through certain of its affiliates. Francisco Partners is deemed to have voting and investment power over these shares. The address for Francisco Partners is One Letterman Drive, Building C – Suite 410, San Francisco, CA 94129
10.Represents 51,247,915 shares of Common Stock issuable upon the conversion of preferred stock held by Sequoia Capital through certain of its affiliates. Sequoia Capital is deemed to have voting and investment power over the shares. The address for Sequoia Capital is 2800 Sand Hill Road, Suite 101, Menlo Park, California 94025.
11.Represents 50,776,886 shares of Common Stock issuable upon the conversion of preferred stock held by LPG Capital through certain of its affiliates. LPG Capital l is deemed to have voting and investment power over the shares. The address for LPG Capital is 199-203 Hennessy Road, Flat 1002, Hong Kong, China.
12.Consists of (i) 2 shares of Common Stock issuable upon the conversion of preferred stock and 51,838,421 shares of Common Stock issuable upon the exercise and conversion of the preferred stock warrants, in each case, held by QPL Holdings (PF) LP, a Delaware limited partnership (the “QPL Shares”); (ii) 243,538 shares of Common Stock issuable upon the exercise and conversion of the preferred stock warrants held by QPB Holdings Ltd., a Cayman Islands exempted company (the “QPB Shares”); and (iii) 723,900 shares of Common Stock issuable upon the conversion of preferred stock held by Quantum Strategic Partners Ltd., a Cayman Islands exempted company (the “Quantum Strategic Shares”).
Soros Fund Management LLC (“SFM LLC”) serves as principal investment manager for QPL Holdings (PF) LP, QPB Holdings Ltd., and Quantum Strategic Partners Ltd. As such, SFM LLC has been granted investment discretion over the QPL Shares, the QPB Shares and the Quantum Strategic Shares. George Soros serves as Chairman of SFM LLC and has sole discretion to replace FPR Manager LLC, the Manager of SFM LLC. The business address of SFM LLC is 250 West 55th Street, 29th Floor, New York, NY 10019.
13.Represents 5,703,470 shares of Common Stock and 7,245,859 shares of Common Stock issuable upon the conversion of preferred stock held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); 3,498,765 shares of Common Stock and 4,722,733 shares of Common Stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (the “IDG Shares”); and 877,185 shares of Common Stock and 2,272,655 shares of Common Stock issuable upon the conversion of preferred stock held by Breyer Capital, LLC and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Shares”). Accel Partners is deemed to have voting and investment power over the Accel Shares. Accel Partners is an affiliate of IDG Capital Partners and may also therefore be deemed to share voting and investment power over the IDG Shares. Mr. Breyer is a partner of Accel Partners and therefore Accel Partners may also be deemed to share voting and investment power over the Breyer

Shares. Accel Partners disclaims beneficial ownership of the IDG Shares and Breyer Shares except to the extent of its pecuniary interest therein. The address of Accel Partners is 428 University Avenue, Palo Alto, California 94301.
14.Represents 3,498,765 shares of Common Stock and 4,722,733 shares of Common Stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (“IDG Shares”); 5,703,470 shares of common stock and 7,245,859 shares of common stock issuable upon the conversion of preferred held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); and 877,185 shares of Common Stock and 2,272,655 shares of Common Stock issuable upon the conversion of preferred stock held by Breyer Capital, LLC and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Shares”). IDG Capital Partners is deemed to have voting and investment power over the IDG Shares. IDG Capital Partners is an affiliate of Accel Partners and may also therefore be deemed to share voting and investment power over the Accel Shares. Mr. Breyer is a partner of Accel Partners, which is an affiliate of IDG Capital Partners, and therefore IDG Capital Partners may also be deemed to share voting and investment power over the Breyer Shares. IDG Capital Partners disclaims beneficial ownership of the Accel Shares and Breyer Shares except to the extent of its pecuniary interest therein. The address for IDG Capital Partners is 99 Queen’s Road Central, Unit 1509, The Center, Hong Kong, China.
15.Represents 41,833,904 shares of common stock issuable upon the exercise and conversion of the preferred stock warrant held by JPF LLC. JPF LLC has shared voting power and shared investment power with its parent, Jefferies Funding LLC, Jefferies Funding LLC’s parent, Jefferies Group LLC, and Jefferies Group LLC’s parent, Jefferies Financial Group Inc. The address for JPF LLC is 520 Madison Avenue, New York, NY 10022.
16.Consists of (i) 1 share of Common Stock issuable upon the conversion of preferred stock, held directly by New Residential Investment Corp.; and (ii) 41,833,904 shares of common stock issuable upon the exercise and conversion of the preferred stock warrant held by NRZ PRO Warrant LLC (the “NRZ Shares”). NRZ Pro Warrant LLC is an indirect, wholly-owned subsidiary of New Residential Investment Corp. New Residential Investment Corp. is deemed to have voting and investment power over the NRZ Shares. The address for New Residential Investment Corp. is 1345 Avenue of the Americas, 45th Floor, New York, NY 10105.
17.Represents 41,833,904 shares of common stock issuable upon the exercise and conversion of the preferred stock warrant held by Third Point Ventures LLC. Third Point LLC, as investment manager of Third Point Ventures LLC, has voting power over such shares. The address for Third Point Ventures LLC is 55 Hudson Yards, New York, NY 10001.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information, as of December 31, 2019, with respect to shares of PMI Common Stock that may be issued under PMI’s existing equity compensation plans.

	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, RSUs and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2005 Stock Plan, as amended and restated	5,520,920	$0.14	—
Prosper Marketplace, Inc. 2015 Equity Incentive Plan, as amended	75,280,973	0.35	19,756,113
	80,801,893	$0.34	19,756,113
Equity compensation plans not approved by stockholders:
Outstanding Common Stock Warrants	1,080,349	0.22	—
All non-stockholder approved plans	1,080,349	0.22	—
	81,882,242	$0.34	19,756,113

1.Includes option and RSU issuances to employees, directors and certain consultants, advisors or vendors; however it does not include warrants granted to outside individuals, consultants, advisors and vendors.
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
Also on January 22, 2013, PFL and PMI entered into an Asset Transfer Agreement (the “Asset Transfer Agreement”) pursuant to which PMI, effective February 1, 2013 (i) transferred the marketplace and substantially all of PMI’s assets and rights related to the operation of the marketplace to PFL, and (ii) made a capital contribution to PFL in excess of $3 million. Under the Asset Transfer Agreement, PMI also transferred substantially all of its remaining assets to PFL, including (i) all outstanding Notes issued by PMI under the Indenture dated June 15, 2009 between PMI and Wells Fargo Bank, as trustee (the “Indenture”), (ii) all Borrower Loans corresponding to such Notes, (iii) all registration agreements related to such Notes and Borrower Loans, and (iv) all documents and information related to the foregoing. Certain hardware and agreements relevant to the development, maintenance and use of the marketplace, including in relation to the origination, funding and servicing of Borrower Loans, and the issuance, funding and payment of the Notes, were not transferred or assigned to PFL by PMI. In addition, PMI did not transfer to PFL (i) agreements with PMI’s directors, officers or employees and PMI’s financial, legal or other advisors or consultants, (ii) certain agreements with vendors to provide PMI with goods or services in the ordinary course of business (including software licensed pursuant to any “shrink wrap” or “click wrap” license), and (iii) certain cash and short-term investments.
In the Asset Transfer Agreement, PMI agreed, among other things, to:
i.fund any repurchase obligation with respect to the transferred Notes, and indemnify PFL for any other losses that arise out of any registration agreement related to the transferred Notes or Borrower Loans, including as a result of a breach by PMI of any of its representations or warranties made therein;
ii.fund any arbitration filing or administrative fees or arbitrator fees payable under any registration agreement related to the transferred Notes or Borrower Loans; and
iii.fund any indemnification obligations that arise under any registration agreement entered into by PMI prior to the date of the asset transfer.
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

Agreements with Prosper Asset Holdings LLC
On November 22, 2013, PMI entered into an Administration Agreement with Prosper Asset Holdings LLC (“PAH”), a wholly owned subsidiary of PFL (the “PAH Administration Agreement”), pursuant to which PMI agreed to provide PAH certain administrative services related to PAH’s operations. Under the PAH Administration Agreement, PAH was required to pay PMI an annual fee in the amount of $150,000.
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
Agreements with Significant Shareholders
On February 27, 2017, PFL entered into a Loan Purchase Agreement (the “Purchase Agreement”) with PF LoanCo Funding LLC, a Cayman limited liability company (the “Beneficiary”), and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely in its capacity as trustee of PF LoanCo Trust, a New York common law trust (the “Trust”). The Purchase Agreement sets forth the terms and conditions pursuant to which PFL will sell eligible consumer loans in an aggregate amount of up to $5.0 billion to the Purchaser for the benefit of the Beneficiary. As of December 31, 2019, an aggregate of $3.3 billion of loans were purchased under the Purchase Agreement, which does not include $0.3 billion of Whole Loan purchases by members of the Consortium prior to the signing of the Purchase Agreement. The Consortium Purchase Agreement ended in May 2019.
In connection with the Purchase Agreement, on February 27, 2017, PMI entered into a Warrant Agreement with PF WarrantCo Holdings, LP (“PF WarrantCo”), a Delaware limited partnership and an entity related to the Beneficiary, and, for certain limited purposes, New Residential Investment Corp. (the “Series F Warrant Agreement”). Pursuant to the Series F Warrant Agreement, PMI issued to PF WarrantCo three warrant certificates to purchase up to in aggregate 177,720,706 shares of PMI’s Series F Preferred Stock at an exercise price of $0.01 per share (the “Warrant Shares”).
During the term of the Consortium Purchase Agreement, PF WarrantCo was a beneficial owner of more than 5% of PMI’s Common Stock as a result of the Warrant Shares vesting. The Beneficiary is an affiliate under common control with PF WarrantCo.
For more information regarding these transactions, please see Note 17, Consortium Purchase Agreement, of Prosper's Notes to Consolidated Financial Statements.
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
Financing Arrangements with Significant Shareholders, Directors and Officers
For further information regarding stock ownership for executive officers, directors and security holders owning greater than 5% ownership of all PMI classes of voting securities please see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Prosper Marketplace, Inc.”
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
Indemnification Agreements
PMI’s amended and restated certificate of incorporation provides that it will indemnify its directors and officers to the fullest extent permitted by Delaware law. In addition, PMI has entered into separate indemnification agreements with each of its directors and executive officers. For more information regarding these agreements, see Item 10, “Directors, Executive Officers and Corporate Governance—Prosper Marketplace, Inc.—Limitations on Officers’ and Directors’ Liability and Indemnification Agreements” for more information.
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
PMI’s directors and executive officers are required each year to respond to a questionnaire regarding their independence. The questionnaire also requires each director and executive officer to identify if they or an immediate family member have been indebted to, or have been a participant in any material transactions with, PMI or any of its subsidiaries. Additionally, PMI’s directors and executive officers are required to disclose on a quarterly basis whether they or an immediate family member had made any direct or indirect investments on Prosper’s platform.
The standards applied pursuant to the above-described procedures are to provide comfort that potential conflicts of interest or related party transactions are identified and receive appropriate oversight and review.
Director Independence
For information regarding director independence, see Item 10, “Directors, Executive Officers, and Corporate Governance—Prosper Marketplace, Inc.—Director Independence.”

Item 14. Principal Accounting Fees and Services
Prosper Marketplace, Inc. and Prosper Funding LLC
Deloitte & Touche LLP (“Deloitte”) served as PMI and PFL’s independent registered public accounting firm for the fiscal year ended December 31, 2019 and is serving in such capacity for the current fiscal year. Deloitte was engaged in October 2014.
The aggregate fees billed by Deloitte for professional services to PMI and PFL were $2,045 thousand and $1,969 thousand in December 31, 2019 and 2018, respectively.
Audit Fees
The aggregate fees billed by Deloitte for professional services rendered for PMI and PFL for the audit of annual financial statements, the review of the quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were $1,666 thousand and $1,824 thousand in 2019 and 2018, respectively.
Audit Related Fees
The aggregate fees billed by Deloitte for professional assurance and related services reasonably related to the performance of the audit of the PMI and PFL’s financial statements, but not included under Audit Fees were $347 thousand and

$143 thousand in 2019 and 2018, respectively. These fees include the service organization control readiness assessment and service organization control assessment.
Tax Fees
The aggregate fees billed by Deloitte for 2019 and 2018 for professional services for tax compliance, tax advice and tax planning were $0 and $10 thousand in 2019 and 2018.
All Other Fees
Deloitte billed $32 thousand and $2 thousand, in 2019 and 2018, respectively, related to fees not included in “Audit”, “Audit Related Fees” or “Tax Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) Reports of Independent Registered Public Accounting Firms
(a1) Report of Independent Registered Public Accounting Firm for PMI
(a2) Report of Independent Registered Public Accounting Firm for Prosper Funding LLC
(b) Documents List

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Prosper Marketplace, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Prosper Marketplace Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, other comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ DELOITTE & TOUCHE LLP

San Francisco, CA
March 20, 2020

We have served as the Company's auditor since 2014.

Prosper Marketplace, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Cash and Cash Equivalents	$64,635	$57,945
Restricted Cash (1)	155,773	149,114
Available for Sale Investments, at Fair Value	—	22,173
Accounts Receivable (1)	1,695	5,119
Loans Held for Sale, at Fair Value (1)	142,026	183,788
Borrower Loans, at Fair Value(1)	634,019	263,522
Property and Equipment, Net	31,296	15,273
Prepaid and Other Assets (1)	5,694	4,643
Servicing Assets	12,602	14,687
Goodwill	36,368	36,368
Intangible Assets, Net	720	999
Total Assets	$1,084,828	$753,631
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Accounts Payable and Accrued Liabilities	$19,937	$19,967
Payable to Investors	101,092	127,538
Notes, at Fair Value	244,171	264,003
Notes Issued by Securitization Trust (1)	347,662	—
Certificates Issued by Securitization Trust, at Fair Value (1)	52,168	—
Warehouse Lines (1)	131,583	162,488
Convertible Preferred Stock Warrant Liability	149,996	143,679
Other Liabilities	21,726	10,629
Total Liabilities	$1,068,335	$728,304
Commitments and Contingencies (see Note 18)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized; 209,613,570 shares issued and outstanding as of December 31, 2019; 214,637,925 shares issued and outstanding as of December 31, 2018. Aggregate liquidation preference of $370,456 and $375,952 as of December 31, 2019 and 2018, respectively	322,748	323,793
Stockholders' Deficit
Common Stock – $0.01 par value; 625,000,000 shares authorized; 69,387,836 shares issued and 68,451,901 shares outstanding as of December 31, 2019; 71,411,145 shares issued and 70,475,210 shares outstanding as of December 31, 2018	208	229
Additional Paid-In Capital	151,416	145,486
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(434,462)	(420,751)
Accumulated Other Comprehensive Loss	—	(13)
Total Stockholders' Deficit	(306,255)	(298,466)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$1,084,828	$753,631

(1) Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.
The accompanying notes are an integral part of these consolidated financial statements.

The following table presents the assets and liabilities of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. See Note 7 - Securitizations and Note 11 - Debt, to Notes to Consolidated Financial Statements for additional information.

Assets and Liabilities of VIEs, Included in Consolidated Balance Sheets	December 31,
	2019	2018
Assets
Restricted Cash	$39,118	$—
Accounts Receivable	73	3,902
Loans Held for Sale, at Fair Value	142,026	183,788
Borrower Loans, at Fair Value	388,882	—
Prepaid and Other Assets	2,928	1,393
	$573,027	$189,083
Liabilities
Notes Issued by Securitization Trust	$347,662	$—
Certificates Issued by Securitization Trust, at Fair Value	52,168	$—
Warehouse Lines	131,583	162,488
	$531,413	$162,488
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
REVENUES
Operating Revenues
Transaction Fees, Net	$119,282	$123,373	$130,174
Servicing Fees, Net	23,406	29,025	27,206
Gain on Sale of Borrower Loans	10,946	13,147	11,431
Fair Value of Warrants Vested on Sale of Borrower Loans	(17,553)	(72,316)	(60,122)
Other Revenues	5,953	4,697	4,806
Total Operating Revenues	142,034	97,926	113,495
Interest Income
Interest Income on Borrower Loans and Loans Held for Sale	100,786	57,716	47,208
Interest Expense on Financial Instruments	(63,736)	(45,886)	(43,954)
Net Interest Income	37,050	11,830	3,254
Change in Fair Value of Financial Instruments, Net	(25,514)	(5,395)	(514)
Total Net Revenues	153,570	104,361	116,235
EXPENSES
Origination and Servicing	34,915	35,116	34,881
Sales and Marketing	73,824	77,997	83,462
General and Administrative	71,588	72,371	75,686
Restructuring Charges, Net	34	1,762	1,340
Change in Fair Value of Convertible Preferred Stock Warrants	(11,235)	(45,003)	29,140
Other Expense (Income), Net	(1,945)	1,891	7,392
Total Expenses	167,181	144,134	231,901
Net Loss Before Income Taxes	(13,611)	(39,773)	(115,666)
Income Tax Expense (Benefit)	100	172	(508)
Net Loss	$(13,711)	$(39,945)	$(115,158)

Net Loss Per Share – Basic and Diluted	($0.18)	($0.57)	($1.65)
Weighted-Average Shares - Basic and Diluted	70,511,605	70,384,501	69,687,836
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Other Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2019	2018	2017

Net Loss	$(13,711)	$(39,945)	$(115,158)
Other Comprehensive Income (Loss)
Change in Net Unrealized Gain (Loss) on Available for Sale Investments, at Fair Value	13	60	(74)
Realized Gain on Sale of Available for Sale Investments, at Fair Value	—	—	9
Other Comprehensive Income (Loss), Before Tax	13	60	(65)
Income Tax Effect	—	—	—
Other Comprehensive Income (Loss), Net of Tax	13	60	(65)
Comprehensive Loss	$(13,698)	$(39,885)	$(115,223)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2017	177,388,425	$275,938	75,084,344	$212	(5,177,235)	$(23,417)	$123,988	$(8)	$(265,648)	$(164,873)
Issuance of Convertible Preferred Stock, Series G, net of issuance costs	37,249,497	47,855	—	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	606,284	6	—	—	97	—	—	103
Repurchase of restricted stock	—	—	(266,130)	—	—	—	—	—	—	—
Restricted stock vested	—	—	—	10	—	—	31	—	—	41
Exercise of warrants	3	—	43,736	—	—	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	—	—	12,532	—	—	12,532
Change in net unrealized loss on Available for Sale Investments, at Fair Value	—	—	—	—	—	—	—	(65)	—	(65)
Net Loss	—	—	—	—	—	—	—	—	(115,158)	(115,158)
Balance December 31, 2017	214,637,925	323,793	75,468,234	228	(5,177,235)	(23,417)	136,653	(73)	(380,806)	(267,415)
Exercise of vested stock options	—	—	176,011	1	—	—	27	—	—	28
Restricted stock vested	—	—	—	—	—	—	13	—	—	13
Exercise of warrants	—	—	8,200	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	8,793	—	—	8,793
Change in net unrealized loss on Available for Sale Investments, at Fair Value	—	—	—	—	—	—	—	60	—	60
Net Loss	—	—	—	—	—	—	—	—	(39,945)	(39,945)
Balance December 31, 2018	214,637,925	323,793	75,652,445	229	(5,177,235)	(23,417)	145,486	(13)	(420,751)	(298,466)
Repurchase of Common Stock	—	—	(2,196,665)	(22)	—	—	22	—	—	—
Repurchase of Convertible Preferred Stock	(5,024,355)	(1,045)	—	—	—	—	1,045	—	—	1,045
Exercise of vested stock options	—	—	173,356	1	—	—	24	—	—	25
Restricted stock vested	—	—	—	—	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	4,839	—	—	4,839
Change in net unrealized loss on Available for Sale Investments, at Fair Value	—	—	—	—	—	—	—	13	—	13
Net Loss	—	—	—	—	—	—	—	—	(13,711)	(13,711)
Balance December 31, 2019	209,613,570	$322,748	73,629,136	$208	(5,177,235)	$(23,417)	$151,416	$—	$(434,462)	$(306,255)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(13,711)	$(39,945)	$(115,158)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments, Net	27,306	5,307	514
Depreciation and Amortization	7,676	9,968	12,348
Amortization of Operating Lease Right-of-Use Asset	3,494	—	—
Gain on Sale of Borrower Loans	(11,924)	(13,171)	(14,138)
Change in Fair Value of Servicing Rights	12,476	13,148	12,074
Stock-Based Compensation Expense	4,529	8,401	12,238
Restructuring Liability	—	1,576	1,343
Fair Value of Warrants Vested on Sale of Borrower Loans	17,552	72,317	61,605
Change in Fair Value of Convertible Preferred Stock Warrants	(11,235)	(45,004)	29,140
Other, Net	1,118	(1,281)	377
Impairment Losses on Assets Held for Sale	—	—	6,399
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(2,320,560)	(2,365,431)	(2,619,130)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	2,241,569	2,178,498	2,619,709
Accounts Receivable	3,424	(4,435)	74
Prepaid and Other Assets	1,350	4,581	(3,208)
Accounts Payable and Accrued Liabilities	(106)	7,566	(2,268)
Payable to Investors	(26,446)	(4,894)	(10,212)
Other Liabilities	(4,590)	(3,683)	(2,496)
Net Cash Used in Operating Activities	(68,078)	(176,482)	(10,789)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(170,328)	(177,101)	(194,887)
Principal Payments of Borrower Loans Held at Fair Value	254,845	175,117	192,054
Purchases of Property and Equipment	(10,312)	(5,889)	(4,174)
Maturities of Short Term Investments	—	—	1,280
Purchases of Short Term Investments	—	—	(1,262)
Purchases of Available for Sale Investments, at Fair Value	(1,488)	(23,266)	(68,297)
Proceeds from Sale of Available for Sale Securities	—	—	31,232
Maturities of Available for Sale Securities	23,763	54,750	16,600
Net Cash Provided by (Used in) Investing Activities	96,480	23,611	(27,454)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	171,138	176,830	194,391
Payments of Notes Held at Fair Value	(167,419)	(175,760)	(191,828)
Principal Payments on Notes Issued by Securitization Trust	(134,250)	—	—
Principal Payments on Certificate Issued by Securitization Trust	(13,770)	—	—
Proceeds from Securitization Issuance	8,962	—	—
Proceeds from Issuance of Convertible Preferred Stock, Net	—	—	47,855
Proceeds from Warehouse Lines	186,010	161,797	—
Principal payments on Warehouse Lines	(57,899)	—	—
Payment for Debt Issuance Costs	(7,850)	(1,428)	—
Proceeds from Exercise of Warrants and Stock Options	25	28	123
Repurchase of Common Stock, Convertible Preferred Stock and Restricted Stock	—	—	(64)
Taxes Paid for Awards Vested Under Equity Incentive Plans	—	—	(15)
Net Cash (Used in) Provided by Financing Activities	(15,053)	161,467	50,462
Net Increase in Cash and Cash Equivalents	13,349	8,596	12,219
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	207,059	198,463	186,244
Cash, Cash Equivalents and Restricted Cash at End of the Period	$220,408	$207,059	$198,463

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$60,642	$45,320	$43,776
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	$707	$630	$171
Non-Cash Investing Activity- Consolidation of Third Party Borrower Loans	$(391,383)	$—	$—
Non-Cash Financing Activity- Issuance of Securitization Notes and Certificates	$554,892	$—	$—
Non-Cash Financing Activity- Derecognition of Warehouse Line Debt	$(158,857)	$—	$—

Reconciliation to Amounts on Consolidated Balance Sheets
Cash and Cash Equivalents	$64,635	$57,945	$45,795
Restricted Cash	155,773	149,114	152,668
Total Cash, Cash Equivalents and Restricted Cash	$220,408	$207,059	$198,463
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business
Prosper Marketplace, Inc. was incorporated in the state of Delaware on March 22, 2005. Except as the context requires otherwise, as used in these notes to consolidated financial statements of Prosper Marketplace, Inc., “Prosper”, “PMI”, and the "Company" refer to Prosper Marketplace, Inc. and its wholly-owned subsidiaries on a consolidated basis.
PMI developed a peer-to-peer online credit marketplace (the “marketplace”), and in February 2013, transferred ownership of the marketplace to Prosper Funding LLC (“PFL”), its wholly-owned subsidiary. All of the borrower payment dependent notes (“Notes”) issued and sold through the marketplace today are issued and sold by PFL. PFL also operates the marketplace and facilitates the origination of unsecured, consumer loans by WebBank (“Borrower Loans”), an FDIC-insured, Utah-chartered industrial bank, through the marketplace. Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the marketplace as agent of WebBank in connection with the submission of loan applications by potential borrowers. PMI also manages the origination of related loans by WebBank and the funding of such Borrower Loans by WebBank. On February 1, 2013, PFL entered into an Administration Agreement with PMI in its capacity as licensee, corporate administrator, loan marketplace administrator and loan and Note servicer, pursuant to which PMI provides certain back office support, loan platform administration and loan servicing to PFL.
The marketplace is designed to allow investors to invest in Borrower Loans in an open, transparent marketplace, with the aim of allowing both investors and borrowers to benefit financially as well as socially. Prosper believes marketplace lending represents a model of consumer lending where individuals and institutions can earn the interest spread of a traditional consumer lender but must also assume the credit risk of a traditional consumer lender.
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
As of December 31, 2019, the marketplace is open to investors in 30 states and the District of Columbia. Additionally, as of December 31, 2019, the marketplace is open to borrowers in 48 states and the District of Columbia. Currently our marketplace does not operate internationally.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of PMI and its wholly owned subsidiaries including PFL, Prosper Healthcare Lending LLC (“PHL”), BillGuard, Inc. (“BillGuard”), and its consolidated VIEs including Prosper Warehouse I Trust (“PWIT”), Prosper Warehouse II Trust (“PWIIT”), Prosper Marketplace Issuance Trust, Series 2019-1 (“PMIT 2019-1”), Prosper Marketplace Issuance Trust, Series 2019-2 (“PMIT 2019-2”) and Prosper Marketplace Issuance Trust, Series 2019-4 (“PMIT 2019-4”). All intercompany balances and transactions between PMI and its subsidiaries have been eliminated in consolidation. PMI and PFL’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures, including contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of Loans Held for Sale, Borrower Loans and associated Notes, Certificates Issued by Securitization Trust, valuation of servicing rights and loan trailing fee liability, valuation allowance on deferred tax assets, stock-based compensation expense, Intangible Assets, Goodwill, Convertible Preferred Stock Warrant Liability, Repurchase Obligations and contingent liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions.

Consolidation of Variable Interest Entities
A variable interest entity (VIE) is a legal entity that has either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. Prosper’s variable interest arises from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the fair value of the entity’s net assets. A VIE is consolidated by its primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Prosper consolidates a VIE when it is deemed to be the primary beneficiary. Prosper assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.
Transfers of Financial Assets
Prosper accounts for transfers of financial assets as sales when it has surrendered control over the transferred assets. Control is generally considered to have been surrendered when the transferred assets have been legally isolated from Prosper, the transferee has the right to pledge or exchange the assets without any significant constraints, and Prosper has not entered into a repurchase agreement, does not hold unconditional call options and has not written put options on the transferred assets. In assessing whether control has been surrendered, Prosper considers whether the transferee would be a consolidated affiliate and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of the transfer, even if they were not entered into at the time of transfer. Prosper measures gain or loss on sale of financial assets as the net proceeds received on the sale less the carrying amount of the loans sold. The net proceeds of the sale include the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities, and recourse obligations.
Fair Value Measurement
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Prosper uses fair value measurements in its fair value disclosures and to record Available for Sale Investments, Borrower Loans, Loans Held for Sale, Servicing Assets, Notes, Certificates Issued by Securitization Trust, and Convertible Preferred Stock Warrant Liability at fair value on a recurring basis.
The fair value hierarchy includes a three-level classification, which is based on whether the inputs to the valuation methodology used for measurement are observable:
Level 1 — Quoted market prices in active markets for identical assets or liabilities.
Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.
Level 3 — Unobservable inputs.
When developing fair value measurements, Prosper maximizes the use of observable inputs and minimizes the use of unobservable inputs. However, for certain instruments Prosper must utilize unobservable inputs in determining fair value due to the lack of observable inputs in the market, which requires greater judgment in measuring fair value. In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are determined using assumptions that management believes a market participant would use in pricing the asset or liability.
As observable market prices are not available for the Borrower Loans, Loans Held for Sale, Notes, Certificates Issued by Securitization Trust and Servicing Assets, or for similar assets and liabilities, Prosper believes the Borrower Loans, Loans Held for Sale, Notes, Certificates Issued by Securitization Trust and Servicing Assets are considered level 3 financial instruments. Prosper primarily uses a discounted cash flow model to estimate their fair value, and key assumptions used in valuation include default rates and prepayment rates derived from historical performance and discount rates based on estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.
The obligation to pay principal and interest on any series of Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of our servicing fee which is 1.0% of the outstanding balance. The fair value election for Notes and Borrower Loans allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to investors that are dependent upon borrower payments. As such, the fair value of a series of Notes is approximately equal to the fair value of the corresponding Borrower Loan, adjusted for the 1.0% servicing fee and the timing of loan purchase, Note issuance and borrower payments subsequently disbursed to such Note holders. As a result, the valuation of the Notes uses the same methodology and assumptions as the Borrower Loans, except that the Notes incorporate the 1.0% servicing fee and any differences in timing in payments. The effective interest rate associated with a group of Notes is less than the interest rate earned on the corresponding Borrower Loan due to the 1.0% servicing fee.
Refer to Note 8 for additional fair value disclosures.
Cash and Cash Equivalents
Cash includes various unrestricted deposits with investment-grade rated financial institutions. Cash equivalents consist of highly liquid marketable securities with original maturities of three months or less at the time of purchase and consist primarily of money market funds, commercial paper, US treasury securities and US agency securities. Cash equivalents are recorded at cost, which approximates fair value.
At times, our cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. The Company believes that no significant concentration of credit risk exists with respect to these balances based on its assessment of the creditworthiness of these financial institutions.
Restricted Cash
Restricted cash consists primarily of cash deposits and short term certificate of deposit accounts held as collateral as required for long term leases, loan funding and servicing activities, and cash that investors or Prosper have on the marketplace that has not yet been invested in Borrower Loans or disbursed to the investor.
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
Management evaluates whether impairment of Available for Sale debt securities is other than temporary impairment (“OTTI”) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if Prosper intends to sell the investment or if it is more likely than not that it will be required to sell such investment before any anticipated recovery. If management determines that an investment is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and then-current fair value.
An investment is also OTTI if management does not expect to recover all of the amortized cost of the investment. In this circumstance, the impairment recognized in earnings represents estimated credit losses and is measured by the difference between the present value of expected cash flows and the amortized cost of the investment. Management utilizes cash flow models to estimate the expected future cash flow from the securities to estimate the credit loss. Expected cash flows are discounted using the investment's effective interest rate. The evaluation of whether Prosper expects to recover the amortized cost of an investment is inherently judgmental. The evaluation includes the assessment of several bond performance indicators, including the current price and magnitude of the unrealized loss and whether Prosper has received all scheduled principal and interest payments. There were no impairment charges recognized during the years ended December 31, 2019 and 2018.
Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust
Borrower Loans are funded either through the Note Channel or through the Whole Loan Channel. Through the Note Channel, Prosper purchases Borrower Loans from WebBank then issues Notes to investors and holds the Borrower Loans until maturity. The obligation to repay a series of Notes issued through the Note Channel is dependent upon the repayment of the associated Borrower Loans. Borrower Loans funded and Notes issued through the Note Channel are carried on Prosper’s Consolidated Balance Sheets as assets and liabilities, respectively.
In 2019, Prosper began financing the purchase of Borrower Loans through the Whole Loan Channel through securitization transactions, which issued senior notes, risk retention interests, and residual certificates. Associated securitization trusts are deemed consolidated VIEs, and as a result the Borrower Loans held in the securitization trusts are included in “Borrower Loans, at Fair Value”, senior notes sold to third party investors in “Notes Issued by Securitization Trust”, and the risk retention interest and residual certificates held by third party investors in “Certificates Issued by Securitization Trust, at Fair Value” in the Consolidated Balance Sheets. Refer to Note 7 - Securitization for additional disclosures.

Prosper uses Warehouse Lines to purchase Loans Held for Sale that may be subsequently contributed to securitization transactions or sold to investors. Loans Held for Sale are included in “Loans Held for Sale, at Fair Value” in the Consolidated Balance Sheets. See Note 11 - Debt for more details on Warehouse Lines.
Borrower Loans and Loans Held for Sale are purchased from WebBank. Prosper places Borrower Loans and Loans Held for Sale on non-accrual status when they are 120 days past due. When a loan is placed on non-accrual status, Prosper stops accruing interest and reverses all accrued but unpaid interest as of such date. Additionally, Prosper charges-off Borrower Loans and Loans Held for Sale when they are 120 days past due. The fair value of loans 120 or more days past due generally consists of the expected recovery from debt sales in subsequent periods.
Prosper has elected the fair value option for Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in fair value of Borrower Loans held in consolidated securitization trusts are partially offset by changes in fair value of the Certificates Issued by Securitization Trust. Changes in fair value of Loans Held for Sale are recorded through Proper's earnings and Prosper collects interest on Loans Held for Sale. Changes in fair value of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust are included in “Change in Fair Value of Financial Instruments, Net” on the Consolidated Statements of Operations.
Prosper primarily uses a discounted cash flow model to estimate the fair value of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust. The key assumptions used in valuation include default rates and prepayment rates derived from historical performance and discount rates based on estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.
Loan Servicing Assets and Liabilities
Prosper records Servicing Assets and Liabilities at their estimated fair values for servicing rights retained when Prosper sells Borrower Loans to unrelated third-party buyers. The change in fair value of Servicing Assets and Liabilities is recognized in Servicing Fees, Net. The gain or loss on a loan sale is recorded in Gain on Sale of Borrower Loans while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market servicing rate is recorded in Servicing Assets or Liabilities. Servicing assets and liabilities are recorded in Servicing Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets.
Prosper uses a discounted cash flow model to estimate the fair value of the loan Servicing Assets or Liabilities which considers the contractual projected servicing fee revenue that Prosper earns on the Borrower Loans, the estimated market servicing rates to service such loans, the prepayment rates, the default rates and the current principal balances of the Borrower Loans.
Property and Equipment
Property and Equipment consists of computer equipment, office furniture and equipment, leasehold improvements, software purchased or developed for internal use and web site development costs. Property and Equipment is stated at cost, less accumulated depreciation and amortization, and is computed using the straight-line method based upon estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Furniture and fixtures			7 years
Office equipment			5 years
Computers and equipment			3 years
Leasehold improvements	5	-	8 years
Software and website development costs	1	-	5 years
The costs to develop software for the website and other internal uses are capitalized when management has authorized and committed project funding, when preliminary development efforts are successfully completed, and when it is probable that the project will be completed and the software will be used as intended. Capitalized software and website development costs primarily include software licenses acquired, fees paid to outside consultants and salaries and payroll-related costs for employees directly involved in the development efforts.
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
Leases
Management determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are included on the Consolidated Balance Sheets in Property and Equipment, Net and in Other Liabilities, respectively. For certain leases with original terms of twelve months or less, PMI recognizes the lease expense as incurred and does not recognize ROU assets and lease liabilities.
If a contract contains a lease, management evaluates whether it should be classified as an operating or finance lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of PMI's leases do not provide an implicit rate, management uses an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The operating lease ROU assets are evaluated for impairment utilizing the same impairment model used for Property and Equipment.
Goodwill and Intangibles
Goodwill associated with business combinations is computed by recognizing the portion of the purchase price that is not tied to individually identifiable and separately recognizable assets. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Annual impairment testing occurs on October 1. Impairment exists whenever the carrying value of Goodwill exceeds its implied fair value. Adverse changes in impairment indicators such as loss of key personnel, increased regulatory oversight or unplanned changes in operations could result in impairment. PMI did not recognize any Goodwill impairments during the years ended December 31, 2019, 2018 and 2017.
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
Payable to Investors
Payable to Investors primarily represents the obligation to investors related to cash held in an account for the benefit of investors and payments-in-process received from borrowers.
Warehouse Lines and Notes Issued by Securitization Trust
Warehouse Lines and Notes Issued by Securitization Trust are carried at amortized cost. Prosper defers specific incremental costs directly related to entering into the Warehouse Lines and issuing Notes Issued by Securitization Trust and subsequently amortizes them into interest expense over the life of the arrangements.
Convertible Preferred Stock Warrant Liability
Freestanding warrants to acquire shares that may be redeemable are accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Under ASC 480, vested freestanding warrants to purchase the Company’s convertible redeemable preferred stock are classified as a liability on the Consolidated Balance Sheets and carried at fair value because the warrants may conditionally obligate the Company to transfer assets at some point in the future. The Company records the warrants at fair value on issuance. The warrants are subject to remeasurement to fair value at each balance sheet date, and any change in their fair value is recognized as “Change in Fair Value of Convertible Preferred Stock Warrants” in the Consolidated Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants, the completion of a deemed liquidation event or the conversion of convertible redeemable preferred stock into Common Stock.

Loan Trailing Fee Liability
On July 1, 2016, Prosper signed a series of agreements with WebBank which, among other things, includes an additional program fee (the “Loan Trailing Fee”) paid to WebBank in connection with the performance of each loan sold to Prosper. These agreements became effective as of August 1, 2016. The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, irrespective of whether the loans are sold by Prosper, and gives WebBank an ongoing financial interest in the performance of the loans it originates. This fee is paid by Prosper to WebBank over the term of the respective loans and is a function of the principal and interest payments made by borrowers of such loans. In the event that principal and interest payments are not made with respect to any loan, Prosper is not required to make the related Loan Trailing Fee payment. The obligation to pay the Loan Trailing Fee for any loan sold to Prosper is recorded at fair value at the time of the origination of such loan within Other Liabilities and recorded as a reduction of “Transaction Fees, net”. Any changes in the fair value of this liability are recorded in “Servicing Fees, Net” on the consolidated statements of operations. The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and defaults rates.
Revenue Recognition
Revenue primarily results from transaction and Servicing Fees and net interest income earned. Fees include Transaction Fees for our services performed on behalf of WebBank to originate a loan. PMI also has other smaller sources of revenue reported as Other Revenues, including referral fees, and securitization fees.
Transaction Fees
Prosper has a customer contract with WebBank to facilitate the origination of all Borrower Loans through Prosper’s marketplace. In exchange for these services, Prosper earns a transaction fee from WebBank that is recognized when performance is complete and upon the successful origination of a Borrower Loan. The transaction fee Prosper earns is determined by the term and credit grade of the Borrower Loan that is facilitated on Prosper’s marketplace, and ranges from 1.00% to 5.00% of the original principal amount of each Borrower Loan that WebBank originates.  Prosper records the transaction fee net of any fees paid to WebBank because Prosper does not receive an identifiable benefit from WebBank other than the borrower loan that has been recognized at fair value.
Servicing Fees
Investors who purchase Borrower Loans from Prosper typically pay Prosper a servicing fee which is currently set at 1.075% per annum of the outstanding principal balance of the borrower loan prior to applying the current payment. The servicing fee compensates Prosper for the costs incurred in servicing the borrower loan, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. Prosper records Servicing Fees from investors as a component of operating revenue when received.
Gain on Sale of Borrower Loans
Prosper recognizes gains or losses on the sale of Borrower Loans when it sells Borrower Loans to third parties. Prosper measures gain or loss on sale of Borrower Loans as the net proceeds received on a sale less the carrying amount of the Borrower Loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities, and repurchase obligations.
Interest Income on Borrower Loans and Interest Expense on Financial Instruments
Prosper recognizes interest income on Borrower Loans originated through the Note Channel and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent Prosper believes it to be collectable. Similarly, Prosper recognizes interest income on Loans Held for Sale and interest expense on the Warehouse Line using the accrual method based on the stated interest rate to the extent Prosper believes it to be collectable.
Other Revenues
Other Revenues consist primarily of securitization fees and credit referral fees. Credit referral fees are where partner companies pay us an agreed upon amount for successful referrals of customers from our marketplace. The transaction price is a fixed amount per referral and is recognized by the Company upon a successful referral. Securitization fees represent fees Prosper earns to facilitate securitizations for purchasers of Borrower Loans and is recognized as “Other Revenues” when the securitization is completed. In some instances Prosper may also provide a guarantee, which requires a determination of the fair value of the guarantee and an allocation of the remaining transaction price to the securitization performance obligation.
As of December 31, 2019, Prosper had no contract assets, contract liabilities or deferred contract costs. As of December 31, 2019, Prosper had no unsatisfied performance obligations related to Transaction Fees or Other Revenues.
Advertising Costs
Advertising costs are expensed when incurred and are included in “Sales and Marketing” expense in the accompanying Consolidated Statements of Operations. Prosper incurred advertising costs of $32.8 million, $48.0 million and $66.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Stock-Based Compensation
Management determines the fair value of the Company's stock options issued to employees on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of Common Stock as well as by changes in assumptions that include, but are not limited to, the expected Common Stock price volatility over the term of the option awards, the expected term of the awards, risk-free interest rates and the expected dividend yield.
PMI recognizes compensation expense for stock-based awards on a straight-line basis over the period during which an employee is required to provide services in exchange for the award (the vesting period of the award). Stock-based compensation expense is recognized only for those awards expected to vest. PMI estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from estimates.
Stock-based awards issued to non-employees are marked-to-market up until the point that the awards measurement period has been achieved. Compensation expense for stock options issued to non-employees is calculated using the Black-Scholes option pricing model and is recorded over the vesting period of the award.
Foreign Currency Transactions
The functional currency of Prosper's international subsidiary is the U.S. dollar. For this subsidiary, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in “General and Administrative” expense in the Consolidated Statements of Operations.
Repurchase of Convertible Preferred Stock and Common Stock
Upon repurchase of Convertible Preferred Stock, Prosper recognizes the difference between repurchase price and the carrying amount of the Convertible Preferred Stock in Additional Paid-In Capital. Additionally, if Common Stock is repurchased for constructive retirement, the difference between the repurchase price and par value of the Common Stock is recorded through Additional Paid-In Capital.
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
Prosper’s policy is to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes. U.S. Federal, Israel, California and other state income tax returns are filed. Prosper is not currently undergoing any income tax examinations. Due to the cumulative the net operating loss, generally all tax years remain open.
Prosper recognizes benefits from uncertain tax positions only if management believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.
Other Expense (Income), Net
Other Expense, Net includes interest income from Available for Sale Investments, sublease income, SEC settlement costs and contract termination costs that are expected to be non-recurring and not part of restructuring activities.

Restructuring Charges
Restructuring Charges consist of severance costs and contract termination-related costs and impairment charges associated with the severance actions. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company. A liability for contract termination costs is recognized at the date the Company ceases using the rights conveyed by the lease contract and is recorded at fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals.
Comprehensive Income
Marketable debt securities are generally considered available-for-sale and are carried at fair value, based on quoted market prices or other readily available market information. Gains and losses are recognized when realized using the specific identification method and included in “Other Expense (Income)”, Net in the Consolidated Statements of Operations. Unrealized gains and losses, net of taxes, are included in Accumulated Other Comprehensive Income, which is reflected as a separate component of Stockholders’ Deficit in Prosper's Consolidated Balance Sheets. If management has determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to an identified loss is recognized in earnings. Prosper monitors its investment portfolio for potential impairment on a quarterly basis.
Recent Accounting Pronouncements
Accounting Standards Adopted In The Current Period
In June 2018, the FASB issued ASU No. 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718, Compensation-Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. Prosper adopted the standard effective January 1, 2019. The adoption of this standard did not have a material impact on Prosper’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Prosper adopted the standard effective January 1, 2019. In accordance with ASU 2018-11, “Leases (Topic 842), Target Improvements”, Prosper has elected not to restate prior periods and has presented the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings on January 1, 2019. The standard had a material impact on the Company's Consolidated Balance Sheets, but did not materially impact the Consolidated Statements of Operations. The most significant impact is the recognition of ROU assets and lease obligation liabilities for operating leases. Additionally, Prosper recorded an impairment charge to its ROU asset upon adoption due to existing sublease arrangements that were entered into at a loss. The impairment charge did not have a material impact as it will be offset by a reduction of the existing restructuring liability for those leases.
In the adoption of the various accounting standards associated with Topic 842, Prosper has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. Prosper did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. Prosper also elected a practical expedient that allowed the Company to not separate non-lease components from lease components and instead to account for each lease and non-lease component as a single lease component. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of ROU assets of approximately $16.2 million, lease liabilities for operating leases of approximately $21.7 million, a reduction in existing Other Liabilities of $5.5 million related to deferred rent and restructuring liabilities, and no cumulative-effect adjustment on retained earnings on Prosper's Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations.
Accounting Standards Issued, to be Adopted by the Company in Future Periods
In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which will be effective for interim and annual periods beginning after December 15, 2019. For loans accounted for at amortized cost, the guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. Because Prosper accounts for Borrower Loans at fair value, Prosper expects no impact on its loan portfolios upon adoption. For certain Available for Sale Investments, the guidance will require recognition of expected credit losses through recording an allowance for credit losses. As Prosper has no Available for Sale Investments at the effective date of Topic 326, Prosper does not expect the targeted amendments to the Available for Sale Investments debt securities impairment model to have an impact on its consolidated financial statements. Based on the composition of Prosper's Accounts Receivable and historical collection activity, we do not expect the adoption of Topic 326 would have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard eliminates Step 2 from the Goodwill impairment test which requires a hypothetical purchase price allocation. Prosper will continue to have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted for interim or annual Goodwill impairment tests performed on testing dates after January 1, 2017. The standard should be applied on a prospective basis. Prosper does not expect the adoption of this guidance to impact its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The guidance only affects disclosures in the notes to the consolidated financial statements and will not affect Prosper’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year and early adoption is permitted. Prosper will prospectively capitalize all eligible costs related to cloud computing arrangements starting January 1, 2020.
In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842): Codification Improvements.” This ASU aligns the fair value treatment of the underlying asset by lessors that are not manufacturers or dealers as defined under Topic 842, presentation on the Statement of Cash Flows for sales and direct financing leases, and a clarification of interim disclosure requirements in the year of adoption, among other things. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year and early adoption is permitted. Prosper does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

3. Property and Equipment, Net
Property and Equipment, Net consist of the following (in thousands):

	December 31,
	2019	2018
Operating lease right-of-use assets	16,213	—
Computer equipment	13,420	15,193
Internal-use software and website development costs	28,904	22,505
Office equipment and furniture	2,999	3,015
Leasehold improvements	7,158	7,157
Assets not yet placed in service	2,445	2,745
Property and equipment	71,139	50,615
Less: Accumulated depreciation and amortization	(39,843)	(35,342)
Total Property and Equipment, Net	$31,296	$15,273

Depreciation and amortization expense for Property and Equipment for the years ended December 31, 2019, 2018 and 2017 was $7.4 million, $9.6 million and $11.0 million, respectively. These expenses are included in "General and Administrative" expenses on the Consolidated Statements of Operations. Prosper capitalized internal-use software and website development costs in the amount of $9.3 million, $5.7 million and $3.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Impairment charges were not material for years ended December 31, 2019, 2018 and 2017. Additionally, disclosures around the operating lease right-of-use assets are included in Note 18.

4. Borrower Loans, Loans Held for Sale and Notes, at Fair Value
The fair value of the Borrower Loans originated and Notes issued through the Note Channel is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used to value such Borrower Loans and Notes include default rates and recoveries derived from historical performance, market conditions and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. The obligation to pay principal and interest on any series of notes is equal to the payments, if any, received on the corresponding borrower loan, net of the servicing fee. As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans originated through the Note Channel, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to the note holders. The effective interest rate associated with any series of notes will be less than the interest rate earned on the corresponding borrower loan due to the servicing fee.
In 2019, Prosper began financing the purchase of Borrower Loans through the Whole Loan Channel through securitization transactions. Associated securitization trusts are deemed consolidated VIEs, and as a result the Borrower Loans held in the securitization trusts are included in “Borrower Loans, at Fair Value” in the Consolidated Balance Sheets. See Note 7 - Securitization for additional information. At December 31, 2019, $388.9 million in Borrower Loans at fair value are held in the consolidated securitization trusts.
The fair value of Borrower Loans is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used to value such borrower loans include default and prepayment rates derived from historical performance and discount rates based on the rates of return that investors would require when investing in financial instruments with similar characteristics.
In 2018, Prosper Warehouse I Trust (“PWIT”), a consolidated VIE, began purchasing Loans Held for Sale from the Company through a warehouse arrangement with a national banking association. Similarly, Prosper Warehouse II Trust (“PWIIT”) began purchasing such loans in 2019 (collectively “Warehouse Loans”). See Note 11 - Debt for more details. Prosper utilizes Warehouse Lines to finance Loans Held for Sale that may be subsequently contributed to securitization transactions or sold to investors. The fair value of the Loans Held for Sale is estimated using the same methodology as the one utilized for Borrower Loans valuation.
As of December 31, 2019 and 2018, Borrower Loans and Loans Held for Sale, both at fair value, were as follows (in thousands):

	Borrower Loans		Loans Held for Sale
	2019	2018	2019	2018
Aggregate principal balance outstanding	$647,209	$269,093	$143,261	$185,657
Fair value adjustments	(13,190)	(5,571)	(1,235)	(1,869)
Fair value	$634,019	$263,522	$142,026	$183,788

As of December 31, 2019 and 2018, Notes, at Fair Value, was as follows (in thousands):

	Notes
	2019	2018
Aggregate principal balance outstanding	$250,281	$272,430
Fair value adjustments	(6,110)	(8,427)
Fair value	244,171	$264,003

Borrower Loans
At December 31, 2019, outstanding Borrower Loans had original maturities of either 36 months or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92% and had various maturity dates through December 2024. At December 31, 2018, outstanding Borrower Loans had original terms between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92% and had various maturity dates through December 2023.
As of December 31, 2019, the Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $6.5 million and a fair value of $1.9 million. As of December 31, 2018, the Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.5 million and a fair value of $1.1 million. We place loans on non-

accrual status when they are over 120 days past due. As of December 31, 2019 and 2018, Borrower Loans in non-accrual status had a fair value of $0.7 million and $0.3 million, respectively.
Loans Held for Sale
At December 31, 2019, outstanding Loans Held for Sale had original maturities between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various maturity dates through December 2024. Fair value adjustments recorded in earnings on loans invested in by Prosper during 2019 was a net loss of $1.2 million. Interest income earned on Loans Held for Sale by the Company during 2019 was $19.0 million.
As of December 31, 2019, Loans Held for Sale that were 90 days or more delinquent, had an aggregate principal amount of $0.7 million and a fair value of $0.2 million. PMI places loans on non-accrual status when they are over 120 days past due. As of December 31, 2019, Loans Held for Sale in non-accrual status had a fair value of $0.1 million.
At December 31, 2018, outstanding Loans Held for Sale had original maturities between 36 months and 60 months had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various maturity dates through December 2023. Fair value adjustments recorded in earnings on loans invested in by Prosper during 2018 was a net loss of $1.9 million. Interest income earned on Loans Held for Sale by the Company during 2018 was $14.1 million.
As of December 31, 2018, Loans Held for Sale that were 90 days or more delinquent, had an aggregate principal amount of $0.8 million and a fair value of $0.3 million. PMI places loans on non-accrual status when they are 120 days past due.

5. Loan Servicing Assets and Liabilities
Prosper accounts for Servicing Assets and Liabilities at their estimated fair values with changes in fair values recorded in Servicing Fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets and liabilities are measured at fair value throughout the servicing period. The total gains and losses recognized on the sale of such Borrower Loans for the year ended December 31, 2019 were a gain of $10.9 million recognized in Gain on Sale of Borrower Loans and a loss of $17.6 million recognized in “Fair Value of Warrants Vested on Sale of Borrower Loans” on the Consolidated Statement of Operations. The total gains and losses recognized on the sale of such Borrower Loans for the year ended December 31, 2018 were a gain of $13.1 million recognized in Gain on Sale of Borrower Loans and a loss of $72.3 million recognized in “Fair Value of Warrants Vested on Sale of Borrower Loans” on the Consolidated Statement of Operations. The total gains and losses recognized on the sale of such Borrower Loans for the year ended December 31, 2017 were a gain of $11.4 million recognized in Gain on Sale of Borrower Loans and a loss of $60.1 million recognized in Fair Value of Warrants Vested on Sale of Borrower Loans on the Consolidated Statement of Operations.
As of December 31, 2019, Borrower Loans that were sold, but for which Prosper retained servicing rights, had a total outstanding principal balance of $3.1 billion, original terms of either 36 months or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and various maturity dates through December 2024. At December 31, 2018, Borrower Loans that were sold, but for which Prosper retained servicing rights, had a total outstanding principal balance of $3.6 billion, original terms of either 36 months or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52%, and various maturity dates through December 2023.
$38.4 million, $43.1 million and $39.0 million of contractually specified Servicing Fees and ancillary fees are included on the Consolidated Statements of Operations in “Servicing Fees, Net” for the years ended December 31, 2019, 2018 and 2017, respectively.
Fair Value Valuation Method
Prosper uses a discounted cash flow valuation methodology generally consisting of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounts those cash flows at a rate of return that results in the fair value amount.
Significant unobservable inputs presented in the table within Note 8 below are those that Prosper considers significant to the estimated fair values of the Level 3 Servicing Assets and liabilities. The following is a description of the significant unobservable inputs provided in the table.
Market Servicing Rate
Management estimates adequate market servicing rates that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. This rate is stated as a fixed percentage of outstanding principal balance on a per annum basis. Management estimates market servicing rates based on observable market rates for other loan types in the industry and on observing bids from sub-servicing providers, adjusted for the unique loan attributes that are present in the specific loans that Prosper sells and services, and from information from backup service providers.
Discount Rate
The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. Management uses a range of discount rates for the Servicing Assets and Liabilities based on comparable observed valuations of similar assets and publicly available disclosures related to servicing valuations, with comparability adjustments made to account for differences with Prosper’s Servicing Assets.
Default Rate
The default rate presented in Note 8 is an annualized, average estimate considering all Borrower Loan categories (i.e. risk ratings and duration), and represents an aggregate of conditional default rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to default per period based on the term and age of the underlying Borrower Loans. The assumption regarding defaults directly reduces servicing revenues because the amount of servicing revenues received is based on the amount collected each period.
Prepayment Rate
The prepayment rate presented in Note 8 is an annualized, average estimate considering all Borrower Loan categories (i.e. risk ratings and duration), and represents an aggregate of conditional prepayment rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to prepay per period based on the term and age of the underlying Borrower Loans. Prepayments reduce servicing revenues as they shorten the period over which PFL expects to collect fees on the Borrower Loans, which is used to project future servicing revenues.

6. Available for Sale Investments, at Fair Value
Available for sale investments are recorded at fair value and unrealized gains and losses are reported, net of taxes, in "Accumulated Other Comprehensive Loss " included in stockholders' equity unless management determines that an investment is other-than-temporarily impaired.
Prosper did not hold Available for Sale Investments as of the year ended December 31, 2019, nor did Prosper sell any Available for Sale Investments during the year ended December 31, 2019.
The amortized cost, gross unrealized gains and losses and fair value of Available for Sale Investments for the year ended December 31, 2018 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Fixed maturity securities:
Treasury Bills	$17,940	$—	$(3)	$17,937
US Treasury securities	$4,246	$—	$(10)	$4,236
	$22,186	$—	$(13)	$22,173

7. Securitizations
During 2019, Prosper co-sponsored securitizations of unsecured personal whole loans facilitated through our marketplace with outstanding principal balance of $573.0 million through three securitization trusts (PMIT 2019-1, PMIT 2019-2, and PMIT 2019-4). Each securitization trust issued senior notes, a risk retention interest and residual certificates to finance the purchase of Borrower Loans. The risk retention interest represents the right to receive 5.0% of all amounts collected on the Borrower Loans held by the securitization trusts. The resulting senior notes were sold to third party investors. Prosper retained 65.5%, 16.4%, and 19.6% of the residual certificates issued by PMIT 2019-1, PMIT 2019-2, and PMIT 2019-4, respectively. The remaining residual certificates and all the risk retention interests are held by third-party investors. In addition to the retained residual certificates, Prosper's continued involvement includes loan servicing responsibilities over the life of the underlying loans.

PMIT 2019-1, 2019-2 and 2019-4 are deemed VIEs. Prosper consolidated the VIEs as the primary beneficiary because Prosper, through its role as the servicer, has both the power to direct the activities that most significantly affect the VIEs' economic performance and a variable interest that could potentially be significant to the VIEs through holding the retained residual certificates. In evaluating whether Prosper is the primary beneficiary, management considers both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIEs. Management assesses whether Prosper is the primary beneficiary of the VIEs on an on-going basis. For these VIEs, the creditors have no recourse to the general credit of Prosper and the liabilities of the VIEs can only be settled by the respective VIEs' assets. Additionally, the assets of the VIEs can be used only to settle obligations of the VIEs. Because Prosper consolidates the securitization trusts, the loans held in the securitization trusts are included in “Borrower Loans, at Fair Value”, the notes sold to third party investors recorded in “Notes Issued by Securitization Trust”, and the risk retention interests and residual certificates held by third party investors in “Certificates Issued by Securitization Trust, at Fair Value” in the Consolidated Balance Sheets.
PMIT 2019-1
The notes under the PMIT 2019-1 securitization were issued in three classes: Class A in the amount of $127.3 million, Class B in the amount of $25.0 million, and Class C in the amount of $19.3 million (collectively, the “2019-1 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.54%, 4.03% and 5.27%, respectively. Principal and interest payments began in March 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $2.3 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in Notes Issued by Securitization Trust with a balance of $94.2 million and are secured by Borrower Loans with a fair value of $104.2 million as of December 31, 2019. The risk retention interest and residual certificates held by third party investors at fair value of $9.8 million are included in “Certificates Issued by Securitization Trust, at Fair Value” in the Consolidated Balance Sheets as of December 31, 2019.
PMIT 2019-2
The notes under the PMIT 2019-2 securitization were issued in three classes: Class A in the amount of $110.1 million, Class B in the amount of $31.4 million and Class C in the amount of $32.7 million (collectively, the “2019-2 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.20%, 3.69% and 5.05%, respectively. Principal and interest payments began in July 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $1.9 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in Notes Issued by Securitization Trust with a balance of $122.0 million and are secured by Borrower Loans with a fair value of $138.5 million as of December 31, 2019. The risk retention interest and residual certificates held by third party investors at fair value of $21.5 million are included in “Certificates Issued by Securitization Trust, at Fair Value” in the Consolidated Balance Sheets as of December 31, 2019.
PMIT 2019-4
The notes under the PMIT 2019-4 securitization were issued in three classes: Class A in the amount of $102.6 million, Class B in the amount of $19.5 million and Class C in the amount of $16.8 million (collectively, the “2019-4 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 2.48%, 3.20% and 4.95% respectively. Principal and interest payments began in December 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $1.2 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in Notes Issued by Securitization Trust with a balance of $131.4 million and are secured by Borrower Loans with a fair value of $146.1 million as of December 31, 2019. The risk retention interest and residual certificates held by third party investors at fair value of $20.8 million are included in “Certificates Issued by Securitization Trust, at Fair Value” in the Consolidated Balance Sheets as of December 31, 2019.

8. Fair Value of Assets and Liabilities
For a description of the fair value hierarchy and Prosper’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. Prosper did not transfer any assets or liabilities in or out of Level 3 during the year ended December 31, 2019 or 2018.
Financial Instruments Recorded at Fair Value
The fair value of the Borrower Loans, Loans Held for Sale, Notes, Certificates Issued by Securitization Trust, servicing rights and loan trailing fee liability are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used in the discounted cash flow model include default and prepayment rates derived from historical performance and discount rates applied to each credit grade based on the perceived credit risk of each credit grade.
Investments held at fair value consist of Available for Sale Investments. When available, management uses quoted prices in active markets to measure the fair value of Available for Sale Investments. When utilizing market data and bid-ask spreads, Prosper uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, Prosper uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. Prosper's primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information, such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar securities. The Company compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 13 for additional information.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$634,019	$634,019
Loans Held for Sale	—	—	142,026	142,026
Available for Sale Investments	—	—	—	—
Servicing Assets	—	—	12,602	12,602
	—	—	788,647	788,647
Liabilities:
Notes	$—	$—	$244,171	$244,171
Servicing Liabilities	—	—	—	—
Certificates Issued by Securitization Trust	—	—	52,168	52,168
Convertible Preferred Stock Warrant Liability	—	—	149,996	149,996
Loan Trailing Fee Liability	—	—	2,997	2,997
	$—	$—	$449,332	$449,332

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$263,522	$263,522
Loans Held for Sale	—	—	183,788	183,788
Available for Sale Investments	—	22,173	—	22,173
Servicing Assets	—	—	14,687	14,687
	—	22,173	461,997	484,170
Liabilities:
Notes	$—	$—	$264,003	$264,003
Servicing Liabilities	—	—	12	12
Convertible Preferred Stock Warrant Liability	—	—	143,679	143,679
Loan Trailing Fee Liability	—	—	3,118	3,118
	$—	$—	$410,812	$410,812

As Prosper’s Borrower Loans, Loans Held for Sale, Notes, Certificates Issued by Securitization Trust, Convertible Preferred Stock Warrant Liability, and loan servicing rights do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.

Significant Unobservable Inputs
The following tables present quantitative information about the range of significant unobservable inputs used for the Company’s Level 3 fair value measurements at December 31, 2019:

	December 31,
	2019			2018
Borrower Loans, Loans Held for Sale, and Notes
Discount rate	4.4%	—	12.2%	4.7%	—	13.8%
Default rate	2.1%	—	18.6%	2.0%	—	15.8%

	December 31,
	2019
Certificates Issued by Securitization Trust
Discount rate	4.0%	—	15.0%
Default rate	2.0%	—	17.0%
Prepayment rate	14.5%	—	33.0%

	December 31,
	2019			2018
Servicing Rights
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	1.7%	—	18.8%	1.6%	—	16.7%
Prepayment rate	16.5%	—	28.1%	15.5%	—	25.1%
Market servicing rate (1)		0.625%			0.625%
(1) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2019 and 2018, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 8 basis points, respectively, for a weighted-average total market servicing rate of 68.5 basis points and 70.5 basis points respectively.

	December 31,
	2019			2018
Loan Trailing Fee Liability
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	1.7%	—	18.8%	1.6%	—	16.7%
Prepayment rate	16.5%	—	28.1%	15.5%	—	25.1%

At December 31, 2019 and 2018, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans.

Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following table presents additional information about Level 3 Loans Held for Sale, Borrower Loans, and Notes measured at fair value on a recurring basis for the year ended December 31, 2019 and 2018 (in thousands):

	Assets		Liabilities
	Loans Held for Sale	Borrower Loans	Notes	Total
Fair Value at January 1, 2018	$49	$293,005	$(293,948)	$(894)
Additions - Purchases, Issuances	2,365,431	177,101	(176,830)	2,365,702
Principal repayments	(43,169)	(171,427)	175,760	(38,836)
Borrower Loans sold to third parties	(2,135,329)	(3,690)	—	(2,139,019)
Other changes	1,422	(202)	441	1,661
Change in fair value	(4,616)	(31,265)	30,574	(5,307)
Fair Value at December 31, 2018	183,788	263,522	(264,003)	183,307
Additions - Purchases, Issuances	2,320,560	561,711	(171,138)	2,711,133
Transfers in (Transfers out)	(178,924)	178,924	—	—
Principal repayments	(68,857)	(313,909)	167,419	(215,347)
Borrower Loans sold to third parties	(2,108,231)	(5,417)	—	(2,113,648)
Other changes	584	33	739	1,356
Change in fair value	(6,894)	(50,845)	22,812	(34,927)
Fair Value at December 31, 2019	$142,026	$634,019	$(244,171)	$531,874

The following table presents additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the year ended December 31, 2019 and 2018 (in thousands):

Servicing Assets
Fair Value at January 1, 2018	$14,711
Additions	13,171
Loss in fair value	(13,195)
Fair Value at December 31, 2018	$14,687
Additions	11,925
Derecognition	(1,522)
Loss in fair value	(12,488)
Fair Value at Fair Value at December 31, 2019	$12,602

The following tables present additional information about Level 3 Certificates Issued by Securitization Trust measured at fair value on a recurring basis for the year ended December 31, 2019 and 2018 (in thousands):

Certificates Issued by Securitization Trust
Fair Value at December 31, 2018	—
Additions - Purchases, Issuances	72,917
Principal repayments	(13,770)
Borrower Loans sold to third parties	—
Other changes	642
Change in fair value	(7,621)
Fair Value at December 31, 2019	$52,168

The following tables present additional information about Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the year ended December 31, 2019 and 2018 (in thousands):

Convertible Preferred Stock Warrant Liability
Fair Value at January 1, 2018	$116,366
Issuance of Stock Warrants	72,316
Change in fair value	(45,003)
Fair Value at December 31, 2018	$143,679
Issuance of Stock Warrants	17,552
Change in fair value	(11,235)
Fair Value at December 31, 2019	$149,996
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model.

The following table presents additional information about level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance as of January 1, 2018	$2,595
Issuances	2,524
Cash payment of Loan Trailing Fee	(2,494)
Change in fair value	493
Balance at December 31, 2018	$3,118
Issuances	2,254
Cash payment of Loan Trailing Fee	(2,660)
Change in fair value	285
Balance at December 31, 2019	$2,997

Significant Recurring Level 3 Fair Value Asset and Liability Assumptions and Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans and Loans Held for Sale, Notes and Certificates Issued by Securitization Trust that are presented in the table below. The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2019 for Borrower Loans combined with Loans Held for Sale and for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans and Loans Held for Sale	Notes
Fair value at December 31, 2019, using the following assumptions:	$776,045	$244,171
Weighted-average discount rate	7.00%	6.43%
Weighted-average default rate	12.63%	13.68%

Fair value resulting from:
100 basis point increase in discount rate	$768,924	$241,927
200 basis point increase in discount rate	$761,971	$239,737
Fair value resulting from:
100 basis point decrease in discount rate	$783,344	$246,471
200 basis point decrease in discount rate	$790,823	$248,828

Fair value resulting from:
100 basis point increase in default rate	$765,894	$240,958
200 basis point increase in default rate	$756,007	$237,831
Fair value resulting from:
100 basis point decrease in default rate	$786,541	$247,489
200 basis point decrease in default rate	$797,065	$250,817

The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2019 for Certificates Issued by Securitization Trust is presented in the following table (in thousands, except percentages):

Certificates Issued by Securitization Trust
Fair value at December 31, 2019, using the following assumptions:	$52,168
Weighted-average discount rate	9.59%
Weighted-average default rate	10.12%
Weighted-average prepayment rate	21.41%

Fair value resulting from:
100 basis point increase in discount rate	$51,813
200 basis point increase in discount rate	$51,466
Fair value resulting from:
100 basis point decrease in discount rate	$52,533
200 basis point decrease in discount rate	$52,909

Fair value resulting from:
100 basis point increase in default rate	$48,986
200 basis point increase in default rate	$45,926
Fair value resulting from:
100 basis point decrease in default rate	$55,369
200 basis point decrease in default rate	$58,613

Fair value resulting from:
100 basis point increase in prepayment rate	$52,085
200 basis point increase in prepayment rate	52,008
Fair value resulting from:
100 basis point decrease in prepayment rate	$52,253
200 basis point decrease in prepayment rate	$52,340

Key economic assumptions are used to compute the fair value of Servicing Assets and are presented in the table below. The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2019 for Servicing Assets is presented in the following table (in thousands, except percentages):

Servicing Assets
Fair value at December 31, 2019, using the following assumptions:	$12,602
Market servicing rate	0.625%
Weighted-average prepayment rate	20.99%
Weighted-average default rate	12.67%

Fair value resulting from:
Market servicing rate increase to 0.65%	$11,825
Market servicing rate decrease to 0.60%	$13,387

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$12,348
Applying a 0.9 multiplier to prepayment rate	$12,868

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$12,377
Applying a 0.9 multiplier to default rate	$12,840
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
Assets and Liabilities Not Recorded at Fair Value
The following tables present the fair value hierarchy for assets and liabilities not recorded at fair value (in thousands):

December 31, 2019	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Cash and Cash Equivalents	$64,635	$64,635	$—	$—	$64,635
Restricted Cash	155,773	—	155,773	—	155,773
Accounts Receivable	1,695	—	1,695	—	1,695
	222,103	64,635	157,468	—	222,103
Liabilities
Accounts Payable and Accrued Liabilities	$19,937	—	19,937	—	$19,937
Payable to Investors	101,092	—	101,092	—	101,092
Notes Issued by Securitization Trust	347,662	—	353,028	—	353,028
Warehouse Lines	131,583	—	131,090	—	131,090
	$600,274	$—	$605,147	$—	$605,147

December 31, 2018	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Cash and Cash Equivalents	$57,945	57,945	—	—	$57,945
Restricted Cash	149,114	—	149,114	—	149,114
Accounts Receivable	5,119	—	5,119	—	5,119
	212,178	57,945	154,233	—	212,178
Liabilities
Accounts Payable and Accrued Liabilities	$19,967	—	19,967	—	$19,967
Payable to Investors	127,538	—	127,538	—	127,538
Warehouse Lines	162,488	—	162,488	—	162,488
	$309,993	—	309,993	—	$309,993

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature.

9. Goodwill and Other Intangible Assets, Net
Goodwill
Prosper’s Goodwill balance of $36.4 million at December 31, 2019 did not change during the year ended December 31, 2019. The Company recorded no Goodwill impairment for the years ended December 31, 2019, 2018 and 2017.
Other Intangible Assets, Net
The following table presents the detail of other Intangible Assets subject to amortization for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
December 31, 2019
Developed technology	$3,060	$(3,060)	$—	$—
User base and customer relationships	5,050	(4,330)	720	5.3
Brand name	60	(60)	—	—
	$8,170	$(7,450)	$720

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
December 31, 2018
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,051)	999	6.3
Brand name	60	(60)	—	—
	$8,170	$(7,171)	$999

The Company recorded no additional intangibles for the year ended December 31, 2019 or 2018.
The user base and customer relationship Intangible Assets are being amortized on an accelerated basis over a three to ten year period. The technology and brand name Intangible Assets are being amortized on a straight line basis over three to five years and one year, respectively. For the years ended December 31, 2019 and 2018, the Company recorded no intangible asset impairment. For the year ended December 31, 2017, certain Intangible Assets were made available for sale and as a result they were written down to fair value. This resulted in a $6.4 million impairment loss, which is recorded in “Other Expense (Income), Net” on the Consolidated Statements of Operations.

Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $0.3 million, $0.4 million and $1.4 million, respectively. Estimated amortization of purchased Intangible Assets for future periods is as follows (in thousands):

Years Ending December 31,
2020	$220
2021	172
2022	136
2023	107
2024	85
$720

10. Other Liabilities
Other Liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Loan trailing fee liability	$2,997	$3,118
Deferred revenue	241	396
Loan servicing liabilities	—	12
Deferred income tax liability	405	373
Deferred rent	—	3,408
Operating lease liabilities	17,507	—
Restructuring liability	—	2,106
Other	576	1,216
Total Other Liabilities	$21,726	$10,629

11. Debt
Prosper Warehouse Trust Agreements
Prosper’s consolidated VIEs, PWIT and PWIIT (together, “Warehouse VIEs”), each entered into an agreement (together, “Warehouse Agreements”) with certain lenders for committed revolving lines of credit (“Warehouse Lines”) during 2019 and 2018. In connection with the Warehouse Agreements, the Warehouse VIEs each entered into a security agreement with a bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the Warehouse Lines may only be used to purchase certain unsecured consumer loans and related rights and documents from Prosper and to pay fees and expenses related to the Warehouse Lines. Both Warehouse VIEs are consolidated because Prosper is the primary beneficiary of the VIEs. The creditors of the Warehouse Lines have no recourse to the general credit of Prosper. Additionally, the assets of the VIEs can be used only to settle obligations of the VIEs. The loans held in the Warehouse VIEs are included in “Loans Held for Sale, at Fair Value” and Warehouse Lines are in “Warehouse Lines” in the Consolidated Balance Sheets.
Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of December 31, 2019, Prosper was in compliance with the covenants under each Warehouse Agreement.
PWIT Warehouse Line
On January 19, 2018, through PWIT, Prosper entered into a Warehouse Agreement for a Warehouse Line. Effective June 12, 2018, the Warehouse Agreement was amended. The amendments included increasing the committed line of credit from $100 million to $200 million, extending the term of the PWIT Warehouse Line (including the final maturity date), amending the monthly unused commitment fee and reducing the rate at which the PWIT Warehouse Line bears interest.

Subsequently the Warehouse Agreement was amended on June 20, 2019 to extend the facility, to reduce the interest rate and unused commitment fee and to expand the eligibility criteria for unsecured consumer loans that can be financed through the PWIT Warehouse Line.
Under the amended agreement, proceeds of loans made under the PWIT Warehouse Line may be borrowed, repaid and reborrowed until the earlier of June 20, 2021 and at the occurrence of any accelerated amortization event or event of default. Repayment of any outstanding proceeds will be made over the 24 month period ending June 20, 2023, excluding the occurrence of any accelerated amortization event or event of default.
Under the amended agreement, the PWIT Warehouse Line bears interest at a rate of LIBOR plus 2.9% and has an advance rate of 89%. Additionally, the PWIT Warehouse Line bears a monthly unused commitment fee, depending on utilization, of 0.50% per annum on the undrawn portion available under the PWIT Warehouse Line.
As of December 31, 2019, Prosper had $81.4 million in debt and accrued interest outstanding under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $85.7 million included in “Loans Held for Sale, at Fair Value” on the Consolidated Balance Sheets. At December 31, 2019 the undrawn portion available under the Warehouse Line was $119.0 million. Prosper incurred $1.8 million of deferred debt issuance costs, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.
Prosper purchased a swaption to limit the Company's exposure to increases in LIBOR. The swaptions are recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments, Net on the Consolidated Statement of Operations. The fair value of the swaption was not material at December 31, 2019.
PWIIT Warehouse Line
On March 28, 2019, through PWIIT, Prosper entered into a second Warehouse Agreement for a $300 million Warehouse Line with a national banking association different than that of PWIT. Under the PWIIT Warehouse Agreement, proceeds of loans made under the PWIIT Warehouse Line may be borrowed, repaid, and reborrowed until the earlier of March 28, 2021 and at the occurrence of any accelerated amortization event or event of default. Repayment of any outstanding proceeds will be made over the 24 month period ending March 28, 2023, excluding the occurrence of any accelerated amortization event or event of default.
Under the agreement, the PWIIT Warehouse Line bears interest at a rate of LIBOR, or the lender's asset-backed commercial paper rate, plus a spread of 2.9%. The spread increases by 0.375% during the first twelve months immediately following the termination of the revolving period with an additional increase of 0.375% one year later. The PWIIT Warehouse Line has an advance rate of 90%. Additionally, the PWIIT Warehouse Line bears a monthly unused commitment fee of 0.50% per annum on the undrawn portion available under the PWIIT Warehouse Line.
As of December 31, 2019, Prosper had $50.2 million in debt and accrued interest outstanding under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $56.5 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. At December 31, 2019 the undrawn portion available under the PWIIT Warehouse Line was $250.0 million. Prosper incurred $2.1 million of deferred debt issuance costs, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.

12. Net Loss Per Share
Prosper computes net income (loss) per share in accordance with ASC Topic 260, Earnings Per Share (“ASC Topic 260”). Under ASC Topic 260, basic Net Loss Per Share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities.
Proper computes its earnings (loss) per share (“EPS”) using the two-class method in ASC Topic 260. The two-class method allocates earnings that otherwise would have been available to common shareholders to holders of participating securities. Management considers all series of our Convertible Preferred Stock to be participating securities due to their rights to participate in dividends with Common Stock. As such, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders.
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock was entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that were made to common stockholders and consequently, these shares were considered participating securities. During the year ended December 31, 2019, 2018 and 2017, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
The weighted average shares used in calculating basic and diluted Net Loss Per Share excludes certain shares that are disclosed as outstanding shares in the Consolidated Balance Sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted Net Loss Per Share was calculated as follows (in thousands, except share and per share amounts):

	December 31,
	2019	2018	2017
Numerator:
Net Loss	$(13,711)	$(39,945)	$(115,158)
Plus: Return from shareholders on share repurchase	1,066	—	—
Net income (loss) available to common stockholders	$(12,645)	$(39,945)	$(115,158)

Denominator:
Weighted average shares used in computing basic and diluted Net Loss Per Share	70,511,605	70,384,501	69,687,836

Net Loss Per Share - basic and diluted	$(0.18)	$(0.57)	$(1.65)

The following Common Stock equivalents were excluded from the computation of diluted Net Loss Per Share for the periods presented because including them would have been anti-dilutive (number of shares):

	December 31,
	2019	2018	2017
Excluded Securities
Convertible Preferred Stock issued and outstanding	209,613,570	214,637,925	214,637,925
Stock options issued and outstanding	73,851,862	69,023,373	46,722,408
Unvested stock options exercised	—	—	11,565
Warrants issued and outstanding	1,080,349	1,081,630	1,166,145
Series E-1 Convertible Preferred Stock warrants	35,544,141	35,544,141	35,544,141
Series F Convertible Preferred Stock warrants	177,720,704	177,720,704	177,720,704
	497,810,626	498,007,773	475,802,888

13. Convertible Preferred Stock, Convertible Preferred Stock Warrant Liability and Common Stock
Convertible Preferred Stock
Under PMI’s amended and restated certificate of incorporation, preferred stock is issuable in series and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.
In January 2013, PMI issued and sold 69,340,760 shares of Series A Convertible Preferred Stock in a private placement at a purchase price of $0.29 per share for $19.8 million, net of issuance costs. In connection with that sale, PMI issued 25,585,910 shares at par value $0.01 per share of Series A-1 Convertible Preferred Stock to the holders of shares of PMI’s Convertible Preferred Stock that was outstanding immediately prior to the sale (“Old Preferred Shares”) in consideration for such stockholders participating in the sale. In connection with the Series A sale, Old Preferred Shares were converted into shares of Common Stock at a ratio of 1:1 if the holder of the Old Preferred Shares participated in the Series A sale or at a 10:1 ratio if the holder of the Old Preferred Shares did not so participate. In addition, each such participating holder received a share of Series A-1 Convertible Preferred Stock for every dollar of liquidation preference associated with an Old Preferred Share held by such holder. Each share of Series A-1 preferred stock has a liquidation preference of $2.00 and converts into Common Stock at a ratio of 1,000,000:1. The Series A and Series A-1 Convertible Preferred Stock were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.
In September 2013, PMI issued and sold 41,443,670 shares of Series B Convertible Preferred Stock in a private placement at a purchase price of $0.60 per share for approximately $24.9 million, net of issuance costs. The Series B Convertible Preferred Stock was sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.
In May 2014, PMI issued and sold 24,404,770 shares of Series C Convertible Preferred Stock in a private placement at a purchase price of $2.87 per share for approximately $69.9 million, net of issuance costs. The Series C Convertible Preferred Stock was sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering. The purpose of the Series C private placement was to raise funds for general corporate needs and for the tender offer discussed below.
On June 18, 2014, PMI issued a Tender Offer Statement to purchase up to 6,963,785 shares, in the aggregate, of its Series A Convertible Preferred Stock and Series B Convertible Preferred Stock at a price equal to $2.87 per share. Upon closure of the tender offer on July 16, 2014, 782,540 shares of Series A Convertible Preferred Stock and 5,667,790 shares of Series B Convertible Preferred Stock were purchased for an aggregate price of $18.5 million.
In April 2015, PMI issued and sold 23,888,640 shares of Series D Convertible Preferred Stock in a private placement at a purchase price of $6.91 per share for proceeds of approximately $164.8 million, net of issuance costs. The Series D Convertible Preferred Stock was sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering. The purpose of the Series D private placement was to raise funds for general corporate needs and for the share repurchase discussed below.
In December 2016, PMI authorized 40,000,000 shares of Series E Convertible Preferred Stock. These shares are reserved for the Convertible Preferred Stock warrants that were also issued in December 2016
On December 16, 2016, PMI issued a warrant to purchase 20,267,135 shares of Series E-1 Convertible Preferred Stock of PMI at an exercise price of $0.01 per share (the “First Series E-1 Warrant”) to Pinecone Investments LLC (“Pinecone”), an affiliate of Colchis Capital Management, L.P. (“Colchis”).
On February 27, 2017, PMI issued to Pinecone Investments LLC a second warrant (the “Second Series E-1 Warrant,” and together with the First Series E-1 Warrant, the “Series E-1 Warrants”) to purchase 15,277,006 shares of Series E-1 Convertible Preferred Stock at an exercise price of $0.01 per share. The Series E-1 Warrants are immediately exercisable, in whole or in part, by paying in cash the full purchase price payable in respect of the number of shares purchased. The Series E-1 Warrants were issued pursuant to the Warrant Agreement dated December 16, 2016 between PMI and Colchis, as previously described in PMI’s Current Report on Form 8-K as filed with the SEC on December 22, 2016.
In connection with the Consortium Purchase Agreement (as defined in Note 17) entered into with affiliates of the Consortium (as defined in Note 17, such affiliates, “Warrant Holders”) a warrant agreement was signed (the “Series F Warrant Agreement”). Pursuant to the Series F Warrant Agreement, PMI issued to the Consortium three warrants (together, the “Series F Warrant”) to purchase up to an aggregate 177,720,706 shares of PMI’s Series F Convertible Preferred Stock at an exercise price of $0.01 per share (the “Series F Warrant Shares”).
The Warrant Holders' right to exercise the Series F Warrant was subject to monthly vesting during the term of the Consortium Purchase Agreement based upon the volume of loans the Consortium elected to purchase (if any) in each month, subject to certain cure rights such as offering additional loans for sale in subsequent periods. Under the terms of the Series F Warrant Agreement, the Series F Warrant Shares may also vest in full upon a change of control of PMI, insolvency of PMI or PFL, certain breaches of contract by PMI or PFL that are not cured within a defined cure period and upon the occurrence of certain events set forth in the Warrant Agreement.
The Series F Warrant will be exercisable with respect to vested Series F Warrant Shares, in whole or in part, at any time prior to the tenth anniversary of its date of issuance. The number of shares underlying the Series F Warrant may be adjusted following certain events such as stock splits, dividends, reclassifications and certain other issuances by PMI.
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
On December 23, 2019, Prosper entered into a Stock Repurchase Agreement with an investor to repurchase 7,221,020 shares, in the aggregate, of Series A, Series A-1, and Series B Convertible Preferred Stock and Common Stock for nominal consideration. Upon execution of the Agreement, 2,130,035 shares of Series A Convertible Preferred Stock, 2,245,600 shares of Series A-1 Convertible Preferred Stock, 648,720 shares of Series B Convertible Preferred Stock and 2,196,665 shares of Common Stock were repurchased.

The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of Convertible Preferred Stock as of December 31, 2019 are disclosed in the table below (amounts in thousands, except share and per share amounts):

	Par Value	Authorized Shares	Issued and Outstanding Shares	Liquidation Preference (Outstanding Shares)
Series A	$0.01	68,558,220	66,428,185	$19,160
Series A-1	$0.01	24,760,915	22,515,315	45,031
Series B	$0.01	35,775,880	35,127,160	21,190
Series C	$0.01	24,404,770	24,404,770	70,075
Series D	$0.01	23,888,640	23,888,640	165,000
Series E-1	$0.01	35,544,141	—	—
Series E-2	$0.01	16,858,078	—	—
Series F	$0.01	177,720,707	3	—
Series G	$0.01	37,249,497	37,249,497	50,000
		444,760,848	209,613,570	$370,456
Dividends
Dividends on shares of the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F, and Series G Convertible Preferred Stock are payable only when, as, and if declared by the Board of Directors. No dividends will be paid with respect to the Common Stock until any declared dividends on the Convertible Preferred Stock have been paid or set aside for payment to the preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of Common Stock and preferred stock in proportion to the number of shares of Common Stock that would be held by each such holder if all shares of preferred stock were converted to Common Stock at the then effective conversion rate. The Series A-1 convertible preferred shares have no dividend rights. To date, no dividends have been declared on any of the PMI’s preferred stock or Common Stock.
Conversion
Under the terms of PMI’s amended and restated certificate of incorporation, the holders of preferred stock have the right to convert such preferred stock into Common Stock at any time. In addition, all preferred stock automatically converts into Common Stock (x) immediately prior to the closing of an Initial Public Offering (“IPO”) that values Prosper at least at $2 billion and that results in aggregate proceeds to Prosper of at least $100 million or (y) upon a written request from the holders of at least 60% of the voting power of the outstanding preferred stock (on an as-converted basis, provided that: (i) the Series A-1 Convertible Preferred Stock shall not be converted without at least 14% of the voting power of the outstanding Series A-1 Convertible Preferred Stock; (ii) the Series D shall not be converted without at least 60% of the voting power of the outstanding Series D; (iii) the Series E-1 and Series E-2 shall not be converted without at least 60% of the voting power of the outstanding Series E-1 and Series E-2, voting together as a single class; (iv) the Series F shall not be converted without at least 60% of the voting power of the outstanding Series F, and (v) the shares of Series G Preferred Stock will not be automatically converted unless the holders of at least 60% of the outstanding shares of Series G Preferred Stock approve such conversion). In addition, if a holder of the Series A Convertible Preferred Stock has converted any of the Series A Convertible Preferred Stock, then all of such holder’s shares of Series A-1 Convertible Preferred Stock also will be converted upon a liquidation event. In lieu of any fractional shares of Common Stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by its Board of Directors. At present, each of the Series A, Series B, Series C, Series D, Series E-1, Series E-2, and Series F Convertible Preferred Stock converts into PMI Common Stock at a 1:1 ratio. Meanwhile, the Series A-1 Convertible Preferred Stock converts into Common Stock at a 1,000,000:1 ratio and the Series G Convertible Preferred Stock converts into Common Stock at a 1:1.36 ratio. The Series G Convertible Preferred Stock conversion ratio reflects the Series G true-up that occurred at end of the vesting period for the Series E-2 and Series F Preferred Stock warrants.
For the Series G true-up, the conversion price of the Series G Convertible Preferred Stock was reduced to a number equal to the Series G Preferred Stock original issuance price, divided by the quotient obtained by dividing the Series G true-up amount by the total number of Series G Preferred Stock issued as of the Series G closing date. The Series G true-up amount means the aggregate number of shares of Series G Preferred Stock that would have been issued to the purchasers of the Series G Preferred Stock on the Series G closing date, if warrants to purchase shares of Series E-2 Preferred Stock or Series F Preferred Stock that were exercisable or exercised as of the true-up time (end of vesting period) had been exercisable or exercised as of such Series G closing date.

Liquidation Rights
PMI’s Convertible Preferred Stock has been classified as temporary equity on the consolidated balance sheet. The preferred stock is not redeemable at the option of holders of the Convertible Preferred Stock; however, in the event of a voluntary or involuntary liquidation, dissolution, change in control or winding up of PMI, holders may have the right to receive its liquidation preference under the terms of PMI’s certificate of incorporation.
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
After the payment or setting aside for payment to the holders of Series E-1, Series E-2, and Series F Convertible Preferred Stock each holder of Series A, Series B, Series C and Series D, Series E-2, Series F and Series G Convertible Preferred Stock is entitled to receive, on a pari passu basis, prior to and in preference to any distribution of proceeds from a liquidation event to the holders of Series A-1 Convertible Preferred Stock or Common Stock, (i) an amount per share for each share of Series E-2 and Series F Convertible Preferred Stock equal to the sum of one-third of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share, and (ii) an amount per share for each share of Series A, Series B, Series C, Series D and Series G Convertible Preferred Stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share.
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
After the payment or setting aside for payment to the holders of Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F, Series G and Series A-1 Convertible Preferred Stock, the entire remaining proceeds legally available for distribution will be distributed pro-rata to the holders of Series A Convertible Preferred Stock and Common Stock in proportion to the number of shares of Common Stock held by them assuming the Series A Convertible Preferred Stock has been converted into shares of Common Stock at the then effective conversion rate, provided that the maximum aggregate amount per share of Series A Convertible Preferred Stock which the holders of Series A Convertible Preferred Stock shall be entitled to receive is three times the original issue price for the Series A Convertible Preferred Stock.
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
Voting
Each holder of shares of Convertible Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Convertible Preferred Stock could be converted and each has voting rights and powers equal to the voting rights and powers of the Common Stock. The holders of Convertible Preferred Stock and the holders of Common Stock vote together as a single class (except with respect to certain matters that require separate votes or as required by law), and are entitled to notice of any stockholders’ meeting in accordance with the bylaws of PMI.
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. A Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 Convertible Preferred Stock was granted on the signing of the Consortium Purchase Agreement (as defined in Note 17) on February 27, 2017. The warrants expire ten years from the date of issuance. Prosper recognized $1.1 million and $9.2 million of income from the change in the fair value of the warrants for the years ended December 31, 2019 and 2018, respectively. The income or expense resulted from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants in the Consolidated Statements of Operations.
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
The Company determined the fair value of the outstanding convertible Series E-1 preferred stock warrants utilizing the following assumptions as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Volatility	46.0%	40.0%
Risk-free interest rate	1.60%	2.62%
Expected term (in years)	2.75	3.00
Dividend yield	0%	0%
Volatility: The volatility is derived from historical volatilities of several unrelated publicly listed peer companies over a period approximately equal to the term of the warrant as the Company has limited information on the volatility of its preferred stock since there is currently no trading history. When making the selections of industry peer companies to be used in the volatility calculation, the Company considered the size, operational, and economic similarities to the Company’s principal business operations.
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of December 31, 2019, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 17), PMI issued warrants to purchase 177,720,706 of PMI's Series F Convertible Preferred Stock at $0.01 per share. Prosper recognized $10.1 million and $35.8 million of income from the re-measurement of the fair value of the warrants for the years ended December 31, 2019 and 2018, respectively. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants in the Consolidated Statements of Operations.
To determine the fair value of the Series F Warrants, we first determined the value of a share of a Series F Convertible Preferred Stock. To determine the fair value of the Convertible Preferred Stock, the Company first derived the BEV using valuation methods, including a combination of methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated BEV, the OPM was used to allocate the BEV to the various classes of Prosper's equity, including our preferred stock. The concluded per share value for the Series F Convertible Preferred Stock warrants utilized the Black-Scholes option pricing model.
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Volatility	46.0%	40.0%
Risk-free interest rate	1.60%	2.63%
Expected term (in years)	2.75	3.00
Dividend yield	0%	0%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the years ended December 31, 2019 and December 31, 2018 is as follows (in thousands):

Balance at January 1, 2018	116,366
Warrants vested	72,316
Gain recognized	(45,003)
Balance at January 1, 2019	$143,679
Warrants Vested	17,552
Gain recognized	(11,235)
Balance at December 31, 2019	$149,996
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of Common Stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of Common Stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As described above, the Company repurchased 2,196,665 shares of Common Stock on December 23, 2019. As of December 31, 2019, 69,387,836 shares of Common Stock were issued and 68,451,901 shares of Common Stock were outstanding. As of December 31, 2018, 71,411,145 shares of Common Stock were issued and 70,475,210 shares of Common Stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the year ended December 31, 2019 and 2018, PMI issued 173,356 and 176,011 shares of Common Stock, respectively, upon the exercise of vested options for cash proceeds of $26 thousand and $30 thousand, respectively.
Common Stock Issued upon Exercise of Warrants
For the year ended December 31, 2018, PMI issued 8,200 shares of Common Stock upon the exercise of warrants, for $0.02 per share. No such warrants were exercised during the year ended December 31, 2019.

14. Share Based Compensation
PMI grants equity awards primarily through its Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by its stockholders on December 1, 2010; and its 2015 Equity Incentive Plan, which was approved by its stockholders on April 7, 2015 and subsequently amended by an Amendment No. 1 and Amendment No. 2, which were approved by PMI's stockholders on February 15, 2016 and May 31, 2016, respectively (as amended, the “2015 Plan” and together with the 2005 Plan, “Stock Plans”). In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms. As of December 31, 2019, under the 2015 Plan, options to purchase up to 95,037,086 shares of PMI's Common Stock are reserved and may be granted to employees, directors, and consultants by PMI’s Board of Directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter or vest 50% two years from the vesting commencement date and 1/48 per month thereafter or vest 1/36th per month from the vesting commencement date. In no event are options exercisable more than ten years after the date of grant.
Stock Options
Stock Option Reprice
On May 3, 2016, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that had exercise prices above the current fair market value of PMI’s Common Stock. On March 17, 2017, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program (together with the 2016 repricing program, the “Repricings”), authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that had exercise prices above the current fair market value of PMI’s Common Stock.
Prosper believes that Repricings encourage the continued service of valued employees and directors and motivate them to perform at high levels, both of which are critical to Prosper’s continued success. Prosper has incurred and expects to incur additional share based compensation charges as a result of the Repricings. The financial statement impact of the above Repricings was $0.3 million, $0.8 million and $1.9 million in the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the unamortized Repricings amount (net of forfeitures) was immaterial and will be recognized over the remaining weighted average vesting period of 0.3 years.
Stock Option Activity
Stock option activity under the Stock Plans is summarized for the year ended December 31, 2019 as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate intrinsic value(1) (in thousands)
Balance as of January 1, 2019	71,021,698	$0.33	8.20
Options granted	14,792,348	$0.24
Options exercised	(173,356)	$0.15
Options forfeited	(9,350,233)	$0.38
Option expirations	(53,700)	$0.30
Balance as of December 31, 2019	76,236,757	$0.31	7.41	$169

Options vested and expected to vest as of December 31, 2019	62,647,818	$0.31	7.41	$139
Options vested and exercisable at December 31, 2019	50,693,384	$0.28	6.68	$169

(1) Aggregate intrinsic value represents the excess of the fair value of our Common Stock as of December 31, 2019 over the exercise price of the outstanding in-the-money options.

Additional information pertaining to PMI's Common Stock option activities is as follows (in thousands, except per share data):

	Year ended December 31,
	2019	2018	2017
Weighted-average grant date fair value of options granted (per share)	$0.11	$0.52	$0.28

Valuation
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for share based compensation expense requires Prosper to make assumptions and judgments about the variables used in the calculation, including the fair value of PMI’s Common Stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of PMI’s Common Stock, a risk-free interest rate, and expected dividends. Given the absence of a publicly traded market, Prosper considered numerous objective and subjective factors to determine the fair value of PMI’s Common Stock at each grant date. These factors included, but were not limited to: (i) contemporaneous valuations of Common Stock performed by unrelated third-party specialists, (ii) the prices for PMI’s preferred stock sold to outside investors, (iii) the rights, preferences and privileges of PMI’s preferred stock relative to PMI’s

Common Stock; (iv) the lack of marketability of PMI’s Common Stock, (v) developments in the business, (vi) secondary transactions of PMI’s common and preferred shares, and (vii) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of Prosper, given prevailing market conditions. As PMI’s stock is not publicly traded volatility for stock options is based on an average of the historical volatilities of the Common Stock of several entities with characteristics similar to those of Prosper. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options using the simplified method. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Prosper uses an expected dividend yield of zero as it does not anticipate paying any dividends in the foreseeable future.
Prosper also estimates forfeitures of unvested stock options. Expected forfeitures are based on Prosper’s historical experience. To the extent actual forfeitures differ from estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest.
The fair value of PMI’s stock option awards granted during the years ended December 31, 2019, 2018 and 2017 was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2019	2018	2017
Volatility of Common Stock	46.70%	44.04%	49.24%
Risk-free interest rate	1.95%	2.78%	2.12%
Expected life	6.0 years	6.0 years	6.0 years
Dividend yield	0%	0%	0%
PMI did not grant any performance-based options in 2019, 2018, or 2017.
Restricted Stock Units
During the years ended December 31, 2018 and 2017, PMI granted restricted stock units (“RSUs”) to certain employees that are subject to three-year vesting terms or four-year vesting terms and the occurrence of a liquidity event. The aggregate fair value of the RSUs PMI granted in 2018 and 2017 was $1.9 million and $3 thousand, respectively. PMI did not grant any RSUs to employees during 2019.
The following table summarizes the activities for PMI’s RSUs during 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	4,856,141	$0.96
Granted	—	$—
Vested	—	$—
Forfeited	(53,000)	$1.90
Unvested at December 31, 2019	4,803,141	$0.95

Share Based Compensation
The following table presents the amount of share based compensation related to awards granted to employees recognized in Prosper’s Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2019	2018	2017
Origination and Servicing	$417	$911	$996
Sales and Marketing	243	451	553
General and Administrative	3,868	7,039	10,689
	$4,528	$8,401	$12,238
During the year ended December 31, 2019, 2018 and 2017, Prosper capitalized $310 thousand, $392 thousand and $294 thousand, respectively, of share based compensation as internal use software and website development costs. As of December 31, 2019, the unamortized share based compensation expense adjusted for forfeiture estimates related to Prosper's employees’ unvested share based awards was approximately $3.4 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.2 years.

15. Restructuring
During 2016, Prosper adopted a strategic restructuring of its business. The restructuring was intended to streamline our operations and support future growth efforts. Under this restructuring, Prosper closed its Salt Lake City, Utah and Tel Aviv, Israel locations.
In the year ended December 31, 2019, Prosper's restructuring costs relate to accretion and changes in sublease loss estimates for properties no longer in use. Other than accretion and changes in sublease loss estimates, Prosper does not expect any additional restructuring charges related to this restructuring.
The following table summarizes the activities related to Prosper's restructuring plan (in thousands):

Facilities Related
Balance as of January 1, 2018	$3,244
Adjustments to expense	1,486
Sublease cash receipts	370
Less: Cash paid	(3,126)
Balance as of December 31, 2018	$1,974

Upon adoption of Topic 842 Leases on January 1, 2019, the restructuring liability related to the properties no longer in use was transferred to right-of-use (ROU) asset in accordance with ASC 842-10-65-1. The ROU asset will be depreciated over the useful life of the asset in accordance with ASC 842-20-25-7(a).
16. Income Taxes
On December 22, 2017, the Tax Cuts & Jobs Act (the “Act”) was enacted resulting in significant changes to tax law, including a reduction to the corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, immediate expensing of certain depreciable assets acquired and placed in service after September 27, 2017 and uncertainties around the tax accounting for debt instrument income under IRC Section 451. The Act did not give rise to any material impact on Prosper's consolidated financial statements.
The components of income tax are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	24	—
Total Current Income Tax (Benefit) Expense	—	24	—
Deferred:
Federal	47	47	(579)
State	52	33	37
Foreign	1	68	34
Total Deferred Income Tax Expense (Benefit)	100	148	(508)
Total Income Tax Expense (Benefit)	$100	$172	$(508)

The Income Tax Expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 21% to pretax loss as a result of the following:

	Years Ended December 31,
	2019	2018	2017
Federal tax at statutory rate	21%	21%	34%
State tax at statutory rate (net of federal benefit)	9%	8%	7%
Change in U.S. Tax Rate Applied to Deferred Taxes	—%	—%	(31)%
Incentive Stock Options	(4)%	(3)%	(1)%
Preferred Stock Warrants	8%	5%	(21)%
Change in valuation allowance	(33)%	(32)%	11%
Other	(1)%	1%	1%
	—%	—%	—%

Temporary items that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Net operating loss carry forwards	$87,834	$82,510
Research & other credits	602	668
Fixed assets	42	463
Stock compensation	10,261	9,237
Accrued liabilities	1,858	3,256
Restructuring liability	—	615
Other	—	4
Lease Obligation	5,182	—
Deferred tax assets	105,779	96,753
Fair value of loans	—	(248)
Net servicing rights	(2,843)	(3,375)
Intangible assets	(1,067)	(721)
Foreign Earnings	(69)	(68)
Right of Use Asset	(3,816)	—
Deferred tax liabilities	(7,795)	(4,412)
Net deferred tax asset	97,984	92,341
Valuation allowance	(98,458)	(92,714)
Net deferred tax liability	$(474)	$(373)

Prosper has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in ASC Topic 740 and, accordingly, established a full valuation allowance against the net deferred tax asset. The valuation allowance as of December 31, 2019, increased by $5.8 million to $98.5 million from $92.7 million in the prior fiscal year. Under ASC 740, Accounting for Income Taxes (“ASC Topic 740”), a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance would be based upon management’s best estimate of Prosper’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reduced when management believes that the assets are realizable on a more-likely-than-not basis.
The Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, Prosper’s ability to utilize net operating losses and credit carryforwards may be limited in the future as the result of such an “ownership change.”
Prosper files federal and various state income tax returns. Prosper has net operating loss carryforwards for both federal and state income tax purposes of approximately $326.6 million and $360.5 million, respectively, as of December 31, 2019, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will begin to expire in 2026. The state net operating loss carryforwards began expiring in 2019. All net operating loss carryforwards are subject to a full valuation allowance. Prosper has federal and California research and development tax credits of approximately $428.5 thousand and $449.5 thousand, respectively. The federal research credits will begin to expire in 2034 and the California research credits have no expiration date. Prosper also has California enterprise zone credits of $1.1 million that will begin to expire in 2024.
The following table summarizes Prosper’s activity related to its unrecognized tax benefits (in thousands):

Balance as of January 1, 2018	$112
Decrease related to 2018 tax year position	—
Balance as of December 31, 2018	$112
Decrease related to 2019 tax year position tax year position	—
Balance as of December 31, 2019	$112

None of the unrecognized tax benefits would affect Prosper’s effective tax rate if these amounts are recognized due to the full valuation allowance.
Prosper’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of Income Tax Expense. As of December 31, 2019, Prosper has not incurred any interest or penalties.
All tax returns will remain open for examination by federal and most state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.

17. Consortium Purchase Agreement
On February 27, 2017, Prosper entered into a series of agreements (the “Consortium Purchase Agreement”) with a consortium of investors (the “Consortium”), pursuant to which the Consortium agreed to purchase Borrower Loans in an aggregate principal amount of up to $5.0 billion (including certain loans purchased by one of the investors prior to the date of the Consortium Purchase Agreement). PFL was obligated to offer for purchase minimum monthly volumes of eligible loans to the Consortium, for the Consortium to elect to purchase. The Consortium Purchase Agreement ended in May 2019.
In connection with the Consortium Purchase Agreement, PMI issued to the Consortium three warrant certificates to purchase an aggregate 177,720,706 shares of PMI’s Series F Preferred Stock at an exercise price of $0.01 per share (the “Warrant Shares”).
The Consortium’s right to exercise the Series F Warrant was subject to monthly vesting during the term of the Consortium Purchase Agreement based upon the volume of loans the Consortium elected to purchase (if any) in each month, subject to certain cure rights such as offering additional loans for sale in subsequent periods. Pursuant to these cure rights, if the Consortium failed to respond to offers for allocation, purchase or funding, the Consortium could take advantage of a designated period of time to cure such failure. There were no such failures by the Consortium during the term of the Consortium Purchase Agreement. Under the terms of the Series F Warrant Agreement, the Warrant Shares may also vest in full upon a change of control of PMI, insolvency of PMI or PFL, certain breaches of contract by PMI or PFL that are not cured within a defined cure period and upon the occurrence of certain other events set forth in the Series F Warrant Agreement.
On vesting of the Series F Warrants, Prosper recorded a liability as Convertible Preferred Stock Warrant Liability on the Consolidated Balance Sheets at fair value and a corresponding amount as Fair Value of Warrants Vested on Sale of Borrower Loans on the Consolidated Statements of Operations. Subsequent changes in the fair value of the vested warrants are recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the Consolidated Statements of Operations. Additionally, in connection with the execution of the Consortium Purchase Agreement, certain previously issued rebates were settled by an issuance of vested Series F Convertible Preferred Stock Warrants. The difference in fair value of these warrants over the cash settlement price was recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the Consolidated Statements of Operations.
The following represents the loans purchased and warrants vested under the Consortium Purchase Agreement (dollars in thousands):

	Loans Acquired	Warrants Vested
Balance January 1, 2018	$1,826,527	75,186,002
Loans purchased by the consortium during the year ended December 31, 2018	1,240,805	79,726,978
Balance as of December 31, 2018	3,067,332	154,912,980
Loans purchased by the consortium during the year ended December 31, 2019	235,951	22,807,726
Balance December 31, 2019	$3,303,283	177,720,706

The aggregate warrants vested balance of 177,720,706 in the table above includes vested warrants issued to settle certain rebates on $0.3 billion of whole loan purchases by members of the Consortium prior to the signing of the Consortium Purchase Agreement in February 2017. As such, aggregate loan purchases by the Consortium under the Consortium Purchase Agreement including the $0.3 billion of whole loan purchases were $3.6 billion.

18. Leases
Prosper has operating leases for corporate offices and datacenters. Our leases have remaining lease terms of 3 months to 7 years. Some of the lease agreements include options to extend the lease term for up to an additional 5 years. Rental expense under operating lease arrangements was $4.5 million, $4.2 million and $4.7 million for the year ended December 31, 2019, 2018 and 2017, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease revenue from operating lease arrangements was $0.8 million, $0.8 million and $0.3 million for the year ended December 31, 2019, 2018 and 2017, respectively.
Operating Lease Right-of-Use (“ROU”) Assets
The following represents the operating lease right-of-use (“ROU”) assets as of December 31, 2019, which are included in "Property and Equipment, Net" on the Consolidated Balance Sheets.

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU assets - office buildings	$15,921	$3,262	$12,659
ROU assets - other	292	232	60
	$16,213	$3,494	$12,719

Lease Liabilities
Prosper has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2020 and 2026.
The table below presents the present value of Prosper's future minimum rental payments for the remaining terms of the operating leases (in thousands):

December 31, 2019
2020	$5,236
2021	5,130
2022	5,014
2023	1,562
2024	871
Thereafter	1,820
Total future minimum lease payments	19,633
Less: Imputed interest	(2,126)
Present value of future minimum lease payments	$17,507

The table below presents future minimum rental payments at December 31, 2018, net of minimum sublease rentals of $5.3 million, for the remaining terms of the operating leases (in thousands):

December 31, 2018
2019	$4,536
2020	4,683
2021	4,456
2022	4,319
2023	847
Thereafter	387
Total future operating lease obligations	$19,228

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Values used to determine present value of leases is as follows (dollars in thousands):

December 31, 2019
Cash paid for operating leases year-to-date	$5,228
Right of use assets obtained in exchange for new operating lease obligations (1)	$21,706
Weighted average remaining lease term	4.16 years
Weighted average discount rate	5.54%
(1) Consists of $21.7 million for operating leases existing on January 1, 2019.

19. Commitments and Contingencies
In the normal course of its operations, Prosper becomes involved in various legal actions. Prosper maintains provisions it considers to be adequate for such actions. Prosper does not believe it is probable that the ultimate liability, if any, arising out of any such matters will have a material effect on Prosper's financial condition, results of operations or cash flows.
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made under WebBank's bank charter. On February 1, 2019, Prosper and WebBank extended the terms of their Agreement. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143.5 thousand, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $1.7 million, $1.7 million and $0.1 million for the years 2020, 2021 and 2022, respectively.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash and Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At December 31, 2019, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Under the terms of Prosper's agreement with WebBank, Prosper is committed to purchase $18.6 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2019.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated under the repurchase obligation is the outstanding balances of the Borrower Loans sold through the Whole Loan channels, which at December 31, 2019 is $3.1 billion. Prosper has accrued $0.4 million and $0.9 million as of December 31, 2019 and 2018, respectively, related to this obligation.
Regulatory Contingencies
Prosper accrues for contingencies when a loss from such contingencies is probable and the amount of loss can be reasonably estimated. In determining whether a loss is probable and if it is possible to quantify the amount of the estimated loss, Prosper reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If Prosper determines that an unfavorable outcome is not probable or that the amount of a loss cannot be reasonably estimated, Prosper does not accrue for a potential litigation loss. If an unfavorable outcome is probable and Prosper can estimate a range of outcomes, an amount is recorded which management considers to be the best estimate within the range of potential losses that are both probable and estimable; however, if management cannot quantify the amount of the estimated loss, then the low end of the range of the potential losses is recorded.
Securities Law Compliance
In 2017, Prosper paid the fourth and final annual installment of $3.0 million in a settlement of a class action lawsuit that was agreed to in 2013.
SEC Inquiry
In April 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to Note investors. Prosper was advised by the SEC that it was investigating whether violations of federal securities laws had occurred in connection with the error. On April 19, 2019, the SEC accepted an offer of settlement from PFL to resolve the matter. Under the settlement, the SEC alleged a violation of Section 17(a)(2) of the Securities Act and ordered PFL to cease and desist from any future violations of that provision. PFL neither admitted nor denied any wrongdoing, and agreed to pay a civil monetary penalty of $3.0 million. The penalty of $3.0 million was paid in full in April 2019.
West Virginia Matter
In January 2018, the Attorney General of the State of West Virginia (the “Attorney General”) initiated discussions regarding certain acts and practices of PMI and PFL that the Attorney General asserts may have violated the West Virginia Consumer Credit and Protection Act (the “Consumer Act”), to which Prosper responded with such information as was requested by the Attorney General. Following a period of more than a year with limited to no communication, in February 2020, Prosper received a proposed Assurance of Discontinuance (an “AOD”) from the Attorney General requesting that, without in any way admitting that any of its prior practices were in violation of the Consumer Act, Prosper agree to certain terms and conditions regarding its past and potential future conduct of its business with respect to customers in West Virginia, including a release by the Attorney General of any claims it may have related to the matters identified in the AOD. Prosper is evaluating and intends to discuss the proposed terms in the AOD with the Attorney General.

We cannot predict the outcome of the matter and any potential fines or penalties, if any, that may arise from the matter. Further, we are unable to estimate a range of outcomes and as a result no accrual has been made.

No loans have been originated through the Prosper platform to West Virginians since June 2016.

20. Related Parties
Since Prosper’s inception, it has engaged in various transactions with its directors, executive officers and holders of more than 10% of its voting securities, and with immediate family members and other affiliates of its directors, executive officers and 10% stockholders. Prosper believes that all of the transactions described below were made on terms no less favorable to Prosper than could have been obtained from unaffiliated third parties.

Prosper’s executive officers, directors who are not executive officers and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper as of are summarized below (in thousands):

	Aggregate Purchases		Interest Earned
	2019	2018	2019	2018

Executive officers and management	$23	$29	$5	$2
Directors	464	421	56	45
	$487	$450	$61	$47

The balance of Notes held by officers, directors who are not executive officers and certain affiliates are as follows (in thousands):

	December 31,
	2019	2018

Executive officers and management	$35	$32
Directors	682	569
	$717	$601

21. Postretirement Benefit Plans
Prosper has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service. Prosper’s contributions to the plan are discretionary. During the years ended December 31, 2019, 2018 and 2017, Prosper contributed $2.3 million, $2.0 million and $2.2 million, respectively, to the 401(k) plan.

22. Significant Concentrations
Prosper is dependent on third party funding sources such as banks, asset managers, and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2019, the largest party purchased a total of 9.4% of those loans. This compares to 43.7% for the largest party for the year ended December 31, 2018. Further, a significant portion of our business is dependent on funding through the Whole Loan Channel, for which 94% and 94% of Borrower Loans were originated through the Whole Loan Channel in the years ended December 31, 2019 and 2018, respectively.
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

23. Segments
Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company has a single reporting and operating segment.

24. Subsequent Events
        The Company has evaluated events through the date the consolidated financial statements were issued. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements and related notes, the Company has determined no additional subsequent events were required to be recognized or disclosed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Prosper Funding LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Prosper Funding LLC and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, member’s equity, and cash flows, for each of the three years ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ DELOITTE & TOUCHE LLP

San Francisco, CA
March 20, 2020
We have served as the Company's Auditor since 2014

Prosper Funding LLC
Consolidated Balance Sheets
(in thousands)

	December 31,
	2019	2018
Assets
Cash and Cash Equivalents	$7,462	$11,163
Restricted Cash	110,399	136,018
Borrower Loans, at Fair Value	245,137	263,522
Property and Equipment, Net	7,549	6,426
Servicing Assets	14,888	15,550
Other Assets	749	323
Total Assets	$386,184	$433,002
Liabilities and Member's Equity
Accounts Payable and Accrued Liabilities	$2,133	$4,690
Payable to Related Party	2,679	1,283
Payable to Investors	105,287	127,253
Notes, at Fair Value	244,171	264,003
Other Liabilities	3,727	4,528
Total Liabilities	357,997	401,757
Member's Equity
Member's Equity	15,904	24,904
Retained Earnings	12,283	6,341
Total Member's Equity	28,187	31,245
Total Liabilities and Member's Equity	$386,184	$433,002
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Operations
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	$49,818	$105,709	$101,500
Servicing Fees, Net	26,368	27,943	25,963
Gain (Loss) on Sale of Borrower Loans	(5,058)	(58,027)	(48,691)
Other Revenues	155	270	170
Total Operating Revenues	71,283	75,895	78,942
Interest Income on Borrower Loans	41,146	43,569	47,208
Interest Expense on Notes	(38,492)	(40,656)	(43,954)
Net Interest Income	2,654	2,913	3,254
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	(375)	(701)	(514)
Total Net Revenues	73,562	78,107	81,682
Expenses
Administration Fee – Related Party	62,575	70,491	70,359
Servicing	5,012	6,140	6,103
General and Administrative	33	597	379
Total Expenses	67,620	77,228	76,841
Net Income	$5,942	$879	$4,841
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Member’s Equity
(in thousands)

	Member’s Equity	Retained Earnings	Total
Balance January 1, 2017	$30,704	$621	$31,325
Distributions to Parent	(5,800)	—	(5,800)
Net Income	—	4,841	4,841
Balance December 31, 2017	24,904	5,462	30,366
Distributions to Parent	—	—	—
Net Income	—	879	879
Balance December 31, 2018	24,904	6,341	31,245
Distributions to Parent	(9,000)	—	(9,000)
Net Income	—	5,942	5,942
Balance December 31, 2019	$15,904	$12,283	$28,187
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net Income	$5,942	$879	$4,841
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net	374	701	514
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(694)	(239)	86
Gain on Sale of Borrower Loans	(13,033)	(14,315)	(14,138)
Change in Fair Value of Servicing Rights	13,682	13,316	11,862
Depreciation and Amortization	4,397	5,664	5,853
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale, at Fair Value	(2,320,560)	(2,365,431)	(2,619,130)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	2,320,560	2,365,470	2,619,709
Other Assets	(426)	(198)	61
Accounts Payable and Accrued Liabilities	(2,557)	3,945	(1,478)
Payable to Investors	(21,966)	(4,859)	(9,513)
Net Related Party Receivable/Payable	2,251	(2,482)	2,371
Other Liabilities	(789)	590	2,247
Net Cash (Used in) Provided by Operating Activities	(12,819)	3,041	3,285
Cash Flows From Investing Activities:
Purchase of Borrower Loans, at Fair Value	(170,326)	(177,101)	(194,887)
Principal Payment of Borrower Loans, at Fair Value	165,481	175,117	192,054
Maturities of Short Term Investments	—	—	1,280
Purchases of Property and Equipment	(6,374)	(3,261)	(5,092)
Net Cash Used in Investing Activities	(11,219)	(5,245)	(6,645)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes, at Fair Value	171,138	176,830	194,391
Payments of Notes, at Fair Value	(167,420)	(175,760)	(191,828)
Cash Distributions to Parent	(9,000)	—	(5,800)
Net Cash (Used in) Provided by Financing Activities	(5,282)	1,070	(3,237)
Net Decrease in Cash and Cash Equivalents	(29,320)	(1,134)	(6,597)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	147,181	148,315	154,912
Cash, Cash Equivalents and Restricted Cash at End of the Period	$117,861	$147,181	$148,315

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$39,229	$41,098	$43,776
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	246	1,101	225

Reconciliation to Amounts on Consolidated Balance Sheets
Cash and Cash Equivalents	$7,462	$11,163	$8,223
Restricted Cash	110,399	136,018	140,092
Total Cash, Cash Equivalents and Restricted Cash	$117,861	$147,181	$148,315
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Notes to Consolidated Financial Statements

1. Organization and Business
Prosper Funding LLC was formed in the state of Delaware in February 2012 as a limited liability company with Prosper Marketplace, Inc. (“PMI”) as its sole equity member. Except as the context otherwise requires, as used in these Notes to consolidated financial statements of Prosper Funding LLC, “PFL”, ”Prosper Funding” and the “Company” refer to Prosper Funding LLC and its wholly owned subsidiaries, Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company, and Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis.
Prosper Funding did not have any items of other comprehensive income (loss) during any of the periods presented in the consolidated financial statements as of and for the years ended December 31, 2019, 2018 and 2017.
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
Since February 1, 2013, all Notes issued and sold through the marketplace are issued, sold and serviced by Prosper Funding. Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the marketplace, as agent of WebBank, in connection with the submission of Borrower Loan applications by potential borrowers, the origination of related Borrower Loans by WebBank and the funding of such Borrower Loans by WebBank. Pursuant to an Administration Agreement between Prosper Funding and PMI, PMI manages all other aspects of the marketplace on behalf of Prosper Funding. As a result Prosper Funding earns significant revenues and incurs significant expenses with a related party, its direct parent company, PMI.
A borrower who wishes to obtain a loan through the marketplace must post a loan listing on the marketplace. Prosper Funding allocates listings to one of two investor funding channels: (i) the “Note Channel,” which allows investors to commit to purchase Notes from Prosper Funding, the payments of which are dependent on Prosper Funding’s receipt of payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows investors to commit to purchase 100% of a Borrower Loan directly from Prosper Funding.
All loans requested and obtained through the marketplace are unsecured obligations of individual borrowers with a fixed interest rate and loan terms set at three or five years as of December 31, 2019. All loans made through the marketplace are funded by WebBank, an FDIC-insured, Utah chartered industrial bank. After funding a loan, WebBank sells the loan to Prosper Funding, without recourse to WebBank, in exchange for the principal amount of the loan. WebBank does not have any obligation to purchasers of the Notes.
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
As of December 31, 2019, Prosper Funding’s marketplace was open to investors in 30 states and the District of Columbia. Additionally, as of December 31, 2019, Prosper Funding’s marketplace was open to borrowers in 48 states and the District of Columbia. Currently, the marketplace does not operate internationally.

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
Use of Estimates
The preparation of Prosper Funding’s consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include, but are not limited to, the following: valuation of Loans Held for Sale, Borrower Loans and associated Notes, valuation of servicing rights, valuation of loan trailing fee liability, repurchase obligations, and contingent liabilities. Prosper Funding bases its estimates on historical experience from all Borrower Loans and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from estimates.
Consolidation of Variable Interest Entities
A variable interest entity (VIE) is a legal entity that has either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. Prosper’s variable interest arises from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the fair value of the entity’s net assets. A VIE is consolidated by its primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Prosper consolidates a VIE when it is deemed to be the primary beneficiary. Prosper assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.
Transfers of Financial Assets
Prosper accounts for transfers of financial assets as sales when it has surrendered control over the transferred assets. Control is generally considered to have been surrendered when the transferred assets have been legally isolated from Prosper, the transferee has the right to pledge or exchange the assets without any significant constraints, and Prosper has not entered into a repurchase agreement, does not hold unconditional call options and has not written put options on the transferred assets. In assessing whether control has been surrendered, Prosper considers whether the transferee would be a consolidated affiliate and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of the transfer, even if they were not entered into at the time of transfer. Prosper measures gain or loss on sale of financial assets as the net proceeds received on the sale less the carrying amount of the loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities, and recourse obligations.
Fair Value Measurement
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Prosper uses fair value measurements in its fair value disclosures and to record Borrower Loans, Loans Held for Sale, Servicing Assets, Notes, and Loan Trailing Fee Liability at fair value on a recurring basis.
The fair value hierarchy includes a three-level classification, which is based on whether the inputs to the valuation methodology used for measurement are observable:
Level 1 — Quoted market prices in active markets for identical assets or liabilities.
Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.
Level 3 — Unobservable inputs.
When developing fair value measurements, Prosper maximizes the use of observable inputs and minimizes the use of unobservable inputs. However, for certain instruments Prosper must utilize unobservable inputs in determining fair value due to the lack of observable inputs in the market, which requires greater judgment in measuring fair value. In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are determined using assumptions that management believes a market participant would use in pricing the asset or liability.
As observable market prices are not available for the Borrower Loans, Loans Held for Sale, Notes, and Servicing Assets, or for similar assets and liabilities, Prosper believes the Borrower Loans, Loans Held for Sale, Notes, and Servicing Assets should be considered level 3 financial instruments. Prosper primarily uses a discounted cash flow model to estimate their fair value and key assumptions used in valuation include default rates and prepayment rates derived from historical performance and discount rates based on estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.
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
Refer to Note 7 for additional fair value disclosures.
Cash and Cash Equivalents
Cash includes various unrestricted deposits with highly rated financial institutions. Cash equivalents consist of highly liquid marketable securities with original maturities of three months or less at the time of purchase and consist primarily of money market funds, commercial paper, U.S. treasury securities and U.S. agency securities. Cash equivalents are recorded at cost, which approximates fair value.
Restricted Cash
Restricted Cash consists primarily of cash deposits and short term certificates of deposit accounts for loan funding and servicing activities, and cash that investors or Prosper Funding has on the marketplace that has not yet been invested in Borrower Loans or disbursed to the investor.
Short Term Investments
Short term investments consists of certificates of deposit with a term greater than three months but less than a year that are held as collateral as required for loan funding and servicing activities.
Borrower Loans, Loans Held for Sale and Notes
Through the Note Channel, Prosper Funding purchases Borrower Loans from WebBank then issues notes, and holds the Borrower Loans as a receivable until maturity. The obligation to repay a series of notes issued through the Note Channel is dependent upon the repayment of the associated Borrower Loans. Borrower loans funded and notes issued through the Note Channel are carried on Prosper Funding’s Consolidated Balance Sheets as assets and liabilities, respectively.
Prosper Funding places Borrower Loans and Loans Held for Sale on non-accrual status when they are 120 days past due. When a loan is placed on non-accrual status, Prosper stops accruing interest and reverses all accrued but unpaid interest as of such date. Additionally, Prosper charges-off Borrower Loans and Loans Held for Sale when they are 120 days past due. The fair value of loans 120 days past due generally consists of the expected recovery from debt sales in subsequent periods.
Management has elected the fair value option for Borrower Loans, Loans Held for Sale, and Notes. Changes in fair value of Borrower Loans are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in fair value of Borrower Loans, Loans Held for Sale and Notes are included in “Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net” on the Consolidated Statements of Operations.
Prosper Funding estimates the fair value of such Borrower Loans and Notes using discounted cash flow methodologies. The key assumptions used in valuation include default rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.

Loan Servicing Assets and Liabilities
Prosper Funding records Servicing Assets and liabilities at their estimated fair values for servicing rights retained when Prosper Funding sells Borrower Loans to unrelated third-party buyers. The change in fair value of Servicing Assets and liabilities is recognized in revenue as Servicing Fees, Net. The gain or loss on a loan sale is recorded in Gain (Loss) on Sale of Borrower Loans while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market loan servicing rate, is recorded in Servicing Assets or Liabilities. Servicing assets and liabilities are recorded in Servicing Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets.
Prosper Funding uses a discounted cash flow model to estimate the fair value of the loan Servicing Assets or Liabilities which considers the contractual projected servicing fee revenue that Prosper Funding earns on the Borrower Loans, estimated market Servicing Fees to service such loans, prepayment rates, default rates and the current principal balances of the Borrower Loans.
Software and Website Development
Software and website development represents the software and website development costs that PMI transferred to Prosper Funding. Prosper Funding does not develop any of its own software or its website. Software and website development re included in Property and Equipment, Net and amortized to expense using the straight-line method over their expected lives which is generally one to five years. Prosper Funding evaluates its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software and website development assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software and website development assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software and website development assets.
Payable to Investors
Payable to Investors primarily represents the Company's obligation to investors related to cash held in an account for the benefit of investors and payments-in-process received from borrowers.
Loan Trailing Fee Liability
On July 1, 2016, Prosper signed a series of agreements with WebBank which, among other things, includes an additional program fee (the “Loan Trailing Fee”) paid to WebBank in connection with the performance of each loan sold to Prosper. These agreements were effective as of August 1, 2016. The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, irrespective of whether the loans are sold by Prosper, and gives WebBank an ongoing financial interest in the performance of the loans it originates. This fee is paid by Prosper to WebBank over the term of the respective loans and is a function of the principal and interest payments made by borrowers of such loans. In the event that principal and interest payments are not made with respect to any loan, Prosper is not required to make the related Loan Trailing Fee payment. The obligation to pay the Loan Trailing Fee for any loan sold to Prosper is recorded at fair value at the time of the origination of such loan within Other Liabilities and recorded as a reduction of “Transaction Fees, net”. Any changes in the fair value of this liability are recorded in “Servicing Fees, Net” on the consolidated statements of operations. The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and defaults rates.
Revenue Recognition
Revenue primarily results from fees, net interest earned and gains on the sale of Borrower Loans. Fees consist of related party administrative fees and Servicing Fees paid by investors. The Company also has other smaller sources of revenue reported as Other Revenues including fees charged in relation to securitizations by outside investors.
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

Service Fees
Investors who purchase Borrower Loans from Prosper through the Whole Loan Channel typically pay Prosper a servicing fee which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates Prosper for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. Prosper records Servicing Fees from investors as a component of operating revenue when received.
Gain (Loss) on Sale of Borrower Loans
PFL recognizes gains or losses on the sale of Borrower Loans when it sells Borrower Loans to third parties. PFL measures gain or loss on sale of Borrower Loans as the net proceeds received on the sale less the carrying amount of the Borrower Loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities, and repurchase obligations.
Interest Income on Borrower Loans and Interest Expense on Notes
Prosper Funding recognizes interest income on Borrower Loans originated through the Note Channel and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent Prosper Funding believes it to be collectable.
Administration Fee Expense - Related Party
Pursuant to the Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly each month, Prosper Funding is required to pay PMI an administration fee that is based on PMI’s (a) finance and legal personnel costs, (b) number of Borrower Loans originated through the Marketplace, (c) Servicing Fees collected by or on behalf of Prosper Funding, and (d) nonsufficient funds fees collected by or on behalf of Prosper Funding. In addition, under a second Administration Agreement between PMI and PAH, a wholly owned subsidiary of Prosper Funding, PAH is required to pay PMI an annual fee for PMI being the administrator of PAH’s operations.
Recent Accounting Pronouncements
Accounting Standards Adopted in the Current Period
No accounting standards were adopted in the current period for Prosper Funding LLC.
Accounting Standards Issued, to be Adopted in Future Periods
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” Entities will no longer be required to disclose the amount of and reasons for transfers between level 1 and level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for level 3 fair value measurements. ASU No. 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The guidance only affects disclosures in the notes to the consolidated financial statements and will not affect Prosper’s Consolidated Balance Sheets or Consolidated Statements of Operations.

3. Property and Equipment
Property and Equipment consist of the following (in thousands):

	December 31,
	2019	2018
Internal-use software and web site development costs	$24,930	$22,505
Less: Accumulated depreciation and amortization	(17,381)	(16,079)
	$7,549	$6,426
Depreciation and amortization expense for the years ended December 31, 2019, 2018, and 2017 was $4.4 million, $5.7 million and $5.9 million, respectively. Internal-use software and web site development additions of $5.5 million, $4.1 million and $3.7 million were purchased from PMI in the years ended December 31, 2019, 2018, and 2017, respectively.

4. Borrower Loans and Notes, at Fair Value
The fair value of Borrower Loans and Notes issued through the Note Channel is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used to value such Borrower Loans and Notes include default rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics. The obligation to pay principal and interest on any series of Notes is equal to the payments, if any, received on the corresponding borrower loan, net of the servicing fee. As such, the fair value of Notes is approximately equal to the fair value of Borrower Loans originated through the Note Channel, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to the note holders. The effective interest rate associated with a series of notes will be less than the interest rate earned on the corresponding borrower loan due to the servicing fee.
Borrower Loans
The fair values of Borrower Loans were as follows (in thousands):

	December 31,
	2019	2018
Aggregate principal balance outstanding	$248,702	$269,093
Fair value adjustments	(3,565)	(5,571)
	$245,137	$263,522

At December 31, 2019, Borrower Loans had original maturities of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92% and had various maturity dates through December 2024. At December 31, 2018, Borrower Loans had original maturities of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92% and had various maturity dates through December 2023.
Within the change in fair value of Borrower Loans, Prosper Funding recorded a loss of approximately $2.9 million and $0.8 million that is attributable to changes in the credit risks related to Borrower Loans during the years ending December 31, 2019 and 2018, respectively.
As of December 31, 2019, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.6 million and a fair value of $0.8 million. As of December 31, 2018, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.5 million and a fair value of $1.1 million. Prosper Funding places loans on non-accrual status when they are over 120 days past due. As of December 31, 2019 and 2018, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.3 million, respectively.
Notes
The fair values of Notes were as follows (in thousands):

	December 31,
	2019	2018
Aggregate principal balance outstanding	$250,281	$272,430
Fair value adjustments	(6,110)	(8,427)
	$244,171	$264,003

5. Loan Servicing Assets and Liabilities
Prosper Funding accounts for Servicing Assets and Liabilities at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the Consolidated Statements of Operations. The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total recognized gains and losses on the sale of such Borrower Loans were a $5.1 million loss, a $58.0 million loss and a $48.7 million loss for the years ended December 31, 2019, 2018, and 2017, respectively.
At December 31, 2019, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92% and various maturity dates through December 2024. At December 31, 2018, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 35.52% and various maturity dates through December 2023.
$43.4 million, $44.0 million and $38.5 million of contractually specified Servicing Fees, late charges and ancillary fees are included in our Statement of Operations in Servicing Fees, Net for the years ended December 31, 2019, 2018, and 2017, respectively.
Fair Value Valuation Method
Prosper Funding uses a discounted cash flow valuation methodology generally consisting of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.
Significant unobservable inputs presented in the table within Note 7 are those that Prosper Funding considers significant to the estimated fair values of the Level 3 Servicing Assets and Liabilities. The following is a description of the significant unobservable inputs provided in the table.
Market Servicing Rate
Prosper Funding estimates adequate market servicing rates that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. This rate is stated as a fixed percentage of outstanding principal balance on a per annum basis. Prosper Funding estimates these market servicing rates based on observable market rates for other loan types in the industry and bids from sub-servicing providers, adjusted for the unique loan attributes that are present in the specific loans that Prosper Funding sells and services and information from a backup service providers.
Discount Rate
The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. Management used a range of discount rates for the Servicing Assets and liabilities based on comparable observed valuations of similar assets and publicly available disclosures related to servicing valuations, with comparability adjustments made to account for differences with Prosper Funding’s Servicing Assets.
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
Prepayment Rate
The prepayment rate presented in Note 7 is an annualized, average estimate considering all borrower loan categories (i.e., risk ratings and duration), and represents an aggregate of conditional prepayment rate curves for each credit grade or borrower loan category. Each point on a particular borrower loan category’s curve represents the percentage of principal expected to prepay per period based on the term and age of the underlying Borrower Loans. Prepayments reduce servicing revenues as they shorten the period over which Prosper Funding expects to collect fees on the Borrower Loans, which is used to project future servicing revenues.

6. Income Taxes
Prosper Funding incurred no income tax provision for the year ended December 31, 2019 and 2018. Prosper Funding is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, Prosper Marketplace, Inc. Since Prosper Marketplace, Inc. is in a loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.

7. Fair Value of Assets and Liabilities
Prosper Funding has elected to record certain financial instruments at fair value on the balance sheet. Prosper Funding classifies Borrower Loans, Loans Held for Sale and Notes as financial instruments and assesses their fair value each on a quarterly basis for financial statement presentation purposes. Gains and losses on these financial instruments are shown separately on the Consolidated Statements of Operations.
At December 31, 2019 and 2018, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
For a description of the fair value hierarchy and Prosper Funding’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. Prosper Funding did not transfer any assets or liabilities in or out of Level 3 during the year ended December 31, 2019 and 2018.
Financial Instruments Recorded at Fair Value
The fair value of the Borrower Loans and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary cash flow assumptions used to value such Borrower Loans and Notes include default rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans	$—	$—	$245,137	$245,137
Servicing Assets	—	—	14,888	14,888
	—	—	260,025	260,025
Liabilities
Notes	$—	$—	$244,171	$244,171
Servicing Liabilities	—	—	—	—
Loan Trailing Fee Liability	—	—	2,997	2,997
	$—	$—	$247,168	$247,168

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans	$—	$—	$263,522	$263,522
Servicing Assets	—	—	15,550	15,550
	—	—	279,072	279,072
Liabilities
Notes	$—	$—	$264,003	$264,003
Servicing Liabilities	—	—	12	12
Loan Trailing Fee Liability	—	—	3,118	3,118
	$—	$—	$267,133	$267,133

As Prosper Funding’s Borrower Loans, Notes and loan servicing rights do not trade in an active market with readily observable prices, Prosper Funding uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.

Significant Unobservable Inputs
The following tables present quantitative information about the range of significant unobservable inputs used for Prosper Funding’s Level 3 fair value measurements:

	December 31,
	2019			2018
Borrower Loans and Notes
Discount rate	4.4%	—	12.1%	4.7%	—	13.8%
Default rate	2.4%	—	17.7%	2.0%	—	15.8%

	December 31,
	2019			2018
Servicing Assets
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	1.7%	—	18.8%	1.6%	—	16.7%
Prepayment rate	16.5%	—	28.1%	15.5%	—	25.1%
Market servicing rate (1)		0.625%			0.625%
(1) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2019 and 2018, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 8 basis points, respectively, for a weighted-average total market servicing rate of 68.5 basis points and 70.5 basis points respectively.

	December 31,
	2019			2018
Loan Trailing Fee Liability
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	1.7%	—	18.8%	1.6%	—	16.7%
Prepayment rate	16.5%	—	28.1%	15.5%	—	25.1%

Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following table presents additional information about Level 3 Loans Held for Sale, Borrower Loans, and Notes measured at fair value on a recurring basis for the year ended December 31, 2019 and 2018 (in thousands):

	Assets		Liabilities
	Loans Held for Sale	Borrower Loans	Notes	Total
Fair value at January 1, 2018	$49	$293,005	$(293,948)	$(894)
Originations	2,365,431	177,101	(176,830)	2,365,702
Principal repayments	(20)	(171,427)	175,760	4,313
Borrower Loans sold to third parties	(2,365,450)	(3,690)	—	(2,369,140)
Other changes	—	(202)	441	239
Change in fair value	(10)	(31,265)	30,574	(701)
Fair value at December 31, 2018	$—	$263,522	(264,003)	$(481)
Originations	2,320,560	170,326	(171,138)	2,319,748
Principal repayments	—	(162,082)	167,420	5,338
Borrower Loans sold to third parties	(2,320,560)	(3,399)	—	(2,323,959)
Other changes	—	(45)	739	694
Change in fair value	—	(23,185)	22,811	(374)
Fair value at December 31, 2019	$—	$245,137	$(244,171)	$966

The following table presents additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the year ended December 31, 2019 and 2018 (in thousands):

Servicing Assets
Fair value at January 1, 2018	$14,598
Additions	14,315
Loss in fair value	(13,363)
Fair value at December 31, 2018	$15,550
Additions	13,032
Loss in fair value	(13,694)
Fair value at December 31, 2019	$14,888

The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the year ended December 31, 2019 and 2018 (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2018	$2,595
Issuances	2,524
Cash payment of Loan Trailing Fee	(2,494)
Loss in fair value	493
Fair Value at December 31, 2018	$3,118
Issuances	2,254
Cash payment of Loan Trailing Fee	(2,660)
Loss in fair value	285
Fair Value at December 31, 2019	$2,997

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans and Notes. The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2019 for Borrower Loans and Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

	Borrower Loans	Notes
Fair Value at December 31, 2019	$245,137	$244,171
Weighted-average discount rate	6.43%	6.43%
Weighted-average default rate	13.68%	13.68%

Fair value resulting from:
100 basis point increase in discount rate	$242,888	$241,927
200 basis point increase in discount rate	240,691	239,737
Fair value resulting from:
100 basis point decrease in discount rate	$247,442	$246,471
200 basis point decrease in discount rate	249,805	248,828

Fair value resulting from:
100 basis point increase in default rate	$241,930	$240,958
200 basis point increase in default rate	238,807	237,831
Fair value resulting from:
100 basis point decrease in default rate	$248,453	$247,489
200 basis point decrease in default rate	251,777	250,817

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2019 for Servicing Assets is presented in the following table (in thousands, except percentages):

Servicing Assets
Fair Value at December 31, 2019	$14,888
Market servicing rate	0.625%
Weighted-average prepayment rate	20.99%
Weighted-average default rate	12.67%

Fair value resulting from:
Market servicing rate increase to 0.65%	13,966
Market servicing rate decrease to 0.60%	15,811

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	14,583
Applying a 0.9 multiplier to prepayment rate	15,197

Fair value resulting from:
Applying a 1.1 multiplier to default rate	14,618
Applying a 0.9 multiplier to default rate	15,165

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

8. Commitments and Contingencies
In the normal course of its operations, Prosper Funding becomes involved in various legal actions. Prosper Funding maintains provisions it considers to be adequate for such actions. The Company does not believe it is probable that the ultimate liability, if any, arising out of any such matters will have a material effect on financial condition, results of operations or cash flows.
Operating Commitments
Prosper Funding has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made under WebBank's bank charter. On February 1, 2019, Prosper Funding and WebBank extended the terms of their agreement. Pursuant to the agreement, the marketing fee that Prosper Funding receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143.5 thousand, Prosper Funding is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $1.7 million, $1.7 million and $0.1 million for the years 2020, 2021 and 2022, respectively. Additionally, under the agreement with WebBank, Prosper Funding is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At December 31, 2019 the Company was in compliance with the covenant.
Loan Purchase Commitments
Under the terms of Prosper Funding's agreement with WebBank, Prosper Funding is committed to purchase $18.6 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2019.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper Funding recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated under the repurchase obligation is the outstanding balances of the Borrower Loans sold through the Whole Loan channels, which at December 31, 2019 was $3.7 billion. Prosper Funding had accrued $0.4 million and $0.9 million as of December 31, 2019 and 2018 respectively in regard to this obligation.
Regulatory Contingencies
Prosper Funding accrues for contingencies when a loss from such contingencies is probable and the amount of loss can be reasonably estimated. In determining whether a loss is probable and if it is possible to quantify the amount of the estimated loss, Prosper Funding reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If Prosper Funding determines that an unfavorable outcome is not probable or that the amount of a loss cannot be reasonably estimated, Prosper Funding does not accrue for a potential litigation loss. If an unfavorable outcome is probable and Prosper Funding can estimate a range of outcomes, PFL records the amount management considers to be the best estimate within the range of potential losses that are both probable and estimable; however, if management cannot quantify the amount of the estimated loss, then PFL records the low end of the range of those potential losses.
SEC Inquiry
In April 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to Note investors. Prosper was advised by the SEC that it was investigating whether violations of federal securities laws had occurred in connection with the error. On April 19, 2019, the SEC accepted an offer of settlement from PFL to resolve the matter. Under the settlement, the SEC alleged a violation of Section 17(a)(2) of the Securities Act and ordered PFL to cease and desist from any future violations of that provision. PFL neither admitted nor denied any wrongdoing, and agreed to pay a civil monetary penalty of $3.0 million. The penalty of $3.0 million was paid in full in April 2019.
West Virginia Matter
In January 2018, the Attorney General of the State of West Virginia (the “Attorney General”) initiated discussions regarding certain acts and practices of PMI and PFL that the Attorney General asserts may have violated the West Virginia Consumer Credit and Protection Act (the “Consumer Act”), to which Prosper responded with such information as was requested by the Attorney General. Following a period of more than a year with limited to no communication, in February 2020, Prosper received a proposed Assurance of Discontinuance (an “AOD”) from the Attorney General requesting that, without in any way admitting that any of its prior practices were in violation of the Consumer Act, Prosper agree to certain terms and conditions regarding its past and potential future conduct of its business with respect to customers in West Virginia, including a release by the Attorney General of any claims it may have related to the matters identified in the AOD. Prosper is evaluating and intends to discuss the proposed terms in the AOD with the Attorney General.

We cannot predict the outcome of the matter and any potential fines or penalties, if any, that may arise from the matter. Further, we are unable to estimate a range of outcomes and as a result no accrual has been made.

No loans have been originated through the Prosper platform to West Virginians since June 2016.

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
Prosper Funding’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the notes and Borrower Loans purchased and the income earned by parties deemed to be related parties of Prosper Funding as of December 31, 2019 and 2018 are summarized below (in thousands):

	Aggregate Purchases		Interest Earned
	2019	2018	2019	2018
Executive officers and management	$23	$29	$5	$2
Directors	—	—	—	—
	$23	$29	$5	$2

The balance of Notes held by officers and directors who are not executives officers are as follows (in thousands):

	December 31,
	2019	2018
Executive officers and management	$35	$32
Directors	—	—
	$35	$32
10. Significant Concentrations
Prosper Funding is dependent on third party funding sources such as banks, asset managers and investment funds to provide the funding to allow WebBank to originate loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2019, the largest party purchased a total of 9.4% of those loans. This compares to 43.7% for the year ended December 31, 2018. Further, a significant portion of our business is dependent on funding through the Whole Loan Channel. 94.0% and 94.0% of Borrower Loans were originated through the Whole Loan Channel in the years ending December 31, 2019 and 2018, respectively.

11. Subsequent Events
The Company has evaluated events through the date the consolidated financial statements were issued. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements and related notes, the Company has determined no additional subsequent events were required to be recognized or disclosed.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Transfer Agreement, dated January 22, 2013, between Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 2.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

2.2	Agreement and Plan of Merger dated as of January 23, 2015 by and among Prosper Marketplace, Inc., American HealthCare Lending, LLC (“AHL”), Prosper Healthcare Lending, LLC and Shaun Sorensen, solely in his capacity as agent for AHL’s members and option holders (incorporated by reference to Exhibit 2.1 of PMI’s Current Report on Form 8-K, filed on January 27, 2015)

2.3	Agreement and Plan of Merger, dated as of September 23, 2015, by and among Prosper Marketplace, Inc., BillGuard, Inc., Beach Merger Sub, Inc. and Shareholder Representative Services LLC, solely in its capacity as the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 of PMI’s Current Report on Form 8-K, filed on October 15, 2015)

3.1	Fifth Amended and Restated Limited Liability Company Agreement of Prosper Funding LLC, dated October 21, 2013 (incorporated by reference to Exhibit 3.1 of Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-179941), filed on October 23, 2013 by PFL and PMI)

3.2	Amended and Restated Certificate of Incorporation of PMI, as further amended on October 15, 2018 (incorporated by reference to Exhibit 3.2 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on November 14, 2018)

3.3	Certificate of Formation of Prosper Funding LLC (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by PFL)

3.4	Bylaws of Prosper Marketplace, Inc., dated March 22, 2005 (incorporated by reference to Exhibit 3.2 of PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed October 30, 2007)

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)

4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)

4.3	Supplemental Indenture, dated January 22, 2013, between Prosper Marketplace, Inc., Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.4	Indenture, dated June 15, 2009, between Prosper Marketplace, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Pre-Effective Amendment No. 5 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed on June 26, 2009)

4.5	Amended and Restated Indenture, dated January 22, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.6	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

10.1	Form of PFL Borrower Registration Agreement (2)

10.2	Form of PFL Investor Registration Agreement (2)

10.3	Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.4	First Amendment to Asset Sale Agreement, dated October 7, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.5	Second Amendment to Asset Sale Agreement, dated March 27, 2017, between PFL and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.6	Third Amendment to Asset Sale Agreement, dated February 1, 2019, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019)

Exhibit Number	Description

10.7	Marketing Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.8
First Amendment to Marketing Agreement, dated October 7, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.3 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.9	Second Amendment to Marketing Agreement, dated November 17, 2017, between PMI and WebBank (incorporated by reference to Exhibit 10.4 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.10	Third Amendment to Marketing Agreement, dated February 1, 2019, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019) (1)

10.11	Administration Agreement, effective as of February 1, 2013, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

10.12	Amendment No. 1 to Administration Agreement, dated as of January 1, 2014, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 10-Q filed on May 14, 2014)

10.13	Amendment No. 2 to Administration Agreement, dated as of January 1, 2015, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Annual Report on Form 10-K filed on April 6, 2015)

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

10.16	Amendment No. 5 to Administration Agreement, dated as of November 12, 2018 and made effective as of October 1, 2018, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.16 of PMI and PFL's Annual Report on Form 10-K, filed on March 29, 2019)

10.17	Services and Indemnity Agreement, dated March 1, 2012, among Global Securitization Services, LLC, Kevin Burns, Bernard Angelo, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.8 of Pre-Effective Amendment No. 3 to PFL and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed on November 21, 2012) (3)

10.18	Second Amended and Restated Loan Sale Agreement, dated January 25, 2013, among WebBank, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.5 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.19	Second Amendment to Second Amended and Restated Loan Sale Agreement, dated October 27, 2015, between PMI, PFL and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on November 9, 2015)

10.20	Second Amended and Restated Loan Account Program Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.21	Stand By Loan Purchase Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.22	Stand By Purchase Agreement, dated July 1, 2016, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Current Report on Form 8-K, filed on July 8, 2016) (1)

10.23	First Amendment to Stand By Purchase Agreement, dated February 1, 2019, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019) (1)

Exhibit Number	Description

10.24	Director Indemnification Agreement, dated January 15, 2013, between Prosper Marketplace, Inc. and Patrick (Pat) Grady (incorporated by reference to Exhibit 10.20 of PMI and PFL’s Annual Report on Form 10-K, filed on March 31, 2014) (3)

10.25	Form of Indemnification Agreement for PMI’s directors (other than Patrick Grady), officers and key employees (incorporated by reference to Exhibit 10.21 of PMI and PFL's Annual Report on Form 10-K, filed on March 18, 2016) (3)

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

21.1	Subsidiaries of Prosper Marketplace, Inc. (2)

21.2	Subsidiaries of Prosper Funding LLC (2)

23.1	Consent of Independent Registered Accounting Firm (2)

31.1	Certification of Principal Executive Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Principal Financial Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.3	Certification of Principal Executive Officer of PFL pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Principal Financial Officer of PFL pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Principal Executive Officer and Principal Financial Officer of PMI pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI's Annual Report on Form 10-K for the year ended December 31, 2019 (2)

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Annual Report on Form 10-K for the year ended December 31, 2019 (2)

(1) Certain portions of this exhibit have been, as applicable, (i) omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act or (ii) marked by brackets and omitted because the information is (a) not material and (b) would be competitively harmful if disclosed.
(2) Filed herewith.
(3) Management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of March 2020.

PROSPER MARKETPLACE, INC.

By:	/s/ David Kimball
David Kimball
Chief Executive Officer (Principal Executive Officer); Chairman of the Board
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Usama Ashraf and Julie Hwang, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Chairman of the Board	March 20, 2020
David Kimball

/s/ Usama Ashraf	Chief Financial Officer (Principal Financial Officer)	March 20, 2020
Usama Ashraf

*	Director	March 20, 2020
Claire A. Huang

*	Director	March 20, 2020
Rajeev V. Date

*	Director	March 20, 2020
Patrick W. Grady

*	Director	March 20, 2020
Nigel W. Morris

*	Director	March 20, 2020
Mason D. Haupt

*By: /s/ Julie Hwang		March 20, 2020
Julie Hwang
Attorney-in-Fact

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of March 2020.

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

Name	Title

/s/ David Kimball	Chief Executive Officer and President (Principal Executive Officer); Director	March 20, 2020
David Kimball

/s/ Usama Ashraf	Chief Financial Officer and Treasurer (Principal Financial Officer); Director	March 20, 2020
Usama Ashraf

/s/ Bernard J. Angelo	Director	March 20, 2020
Bernard J. Angelo

/s/ David V. DeAngelis	Director	March 20, 2020
David V. DeAngelis