Form 10-Q
period 2020-03-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2020-05-15
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

Commission File Number	Exact Name of Registrant as Specified in its Charter	I.R.S. Employer Identification Number
333-179941-01 333-204880 333-225797-01	PROSPER MARKETPLACE, INC. a Delaware corporation 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415) 593-5400	73-1733867

333-179941 333-204880-01 333-225797	PROSPER FUNDING LLC a Delaware limited liability company 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415) 593-5400	45-4526070
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Prosper Marketplace, Inc.	None	None
Prosper Funding LLC	None	None

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Prosper Marketplace, Inc.	None	None
Prosper Funding LLC	None	None

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
As of May 12, 2020, there were 68,455,641 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, Prosper Warehouse I Trust (“PWIT”), a Delaware statutory trust, Prosper Warehouse II Trust (“PWIIT”), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2019-1 (“PMIT 2019-1”), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2019-2 (“PMIT 2019-2”), a Delaware statutory trust and Prosper Marketplace Issuance Trust, Series 2019-4 (“PMIT 2019-4”), a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.” Finally, although historically the Company has referred to investors as “lender members,” PFL calls them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.

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
•the impact of the coronavirus disease 2019 (“COVID-19”) pandemic on our business, results of operations, financial condition and future prospects;
•the lack of a public trading market for the Notes and the current lack of any trading platform on which investors can resell the Notes;
•the federal income tax treatment of an investment in the Notes and the PMI Management Rights; and
•our ability to prevent security breaches, disruptions in service, and comparable events that could compromise the personal and confidential information held on our data systems, reduce the attractiveness of the platform or adversely impact our ability to service Borrower Loans.
There may be other factors that may cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
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

Where You Can Find More Information
The following filings are available for download free of charge at www.prosper.com as soon as reasonably practicable after such filings are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov. The information contained on our website is not incorporated into this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Cash and Cash Equivalents	$52,829	$64,635
Restricted Cash (1)	141,504	155,773
Accounts Receivable (1)	1,032	1,695
Loans Held for Sale, at Fair Value (1)	153,236	142,026
Borrower Loans, at Fair Value (1)	522,404	634,019
Property and Equipment, Net	31,369	31,296
Prepaid and Other Assets (1)	5,480	5,694
Servicing Assets	11,742	12,602
Goodwill	36,368	36,368
Intangible Assets, Net	664	720
Total Assets	$956,628	$1,084,828
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$14,297	$19,937
Payable to Investors	87,928	101,092
Notes, at Fair Value	225,491	244,171
Notes Issued by Securitization Trust (1)	286,296	347,662
Certificates Issued by Securitization Trust, at Fair Value (1)	35,316	52,168
Warehouse Lines (1)	154,388	131,583
Other Liabilities	20,184	21,726
Convertible Preferred Stock Warrant Liability	94,547	149,996
Total Liabilities	918,447	1,068,335
Commitments and Contingencies (see Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of March 31, 2020 and December 31, 2019; 209,613,570 issued and outstanding as of March 31, 2020 and December 31, 2019. Aggregate liquidation preference of $370,456 as of March 31, 2020 and December 31, 2019.	322,748	322,748
Stockholders' Deficit
Common Stock – $0.01 par value; 625,000,000 shares authorized; 69,391,576 shares issued and 68,455,641 shares outstanding, as of March 31, 2020; 69,387,836 shares issued and 68,451,901 shares outstanding, as of December 31, 2019.	208	208
Additional Paid-In Capital	151,974	151,416
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(413,332)	(434,462)
Total Stockholders' Deficit	(284,567)	(306,255)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$956,628	$1,084,828
(1) Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.

The following table presents the assets and liabilities of consolidated variable interest entities (VIEs), which are included in the condensed consolidated balance sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. See Note 6, Securitizations, and Note 10, Debt, to our Notes to Condensed Consolidated Financial Statements for additional information.

	March 31, 2020	December 31, 2019
Assets of consolidated VIEs, included in total assets above
Restricted Cash	$39,958	$39,118
Accounts Receivable	—	73
Loans Held for Sale, at Fair Value	153,236	142,026
Borrower Loans, at Fair Value	294,745	388,882
Prepaid and Other Assets	2,705	2,928
Total assets of consolidated variable interest entities	$490,644	$573,027
Liabilities of consolidated VIEs, included in total liabilities above
Notes Issued by Securitization Trust	$286,296	$347,662
Certificates Issued by Securitization Trust, at Fair Value	35,316	52,168
Warehouse Lines	154,388	131,583
Total liabilities of consolidated variable interest entities	$476,000	$531,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues
Operating Revenues
Transaction Fees, Net	$20,413	$26,294
Servicing Fees, Net	6,057	6,202
Gain on Sale of Borrower Loans	1,744	2,697
Fair Value of Warrants Vested on Sale of Borrower Loans	—	(9,747)
Other Revenue	1,012	1,036
Total Operating Revenues	29,226	26,482
Interest Income
Interest Income on Borrower Loans and Loans Held for Sale	27,644	18,428
Interest Expense on Financial Instruments	(16,683)	(13,120)
Net Interest Income	10,961	5,308
Change in Fair Value of Financial Instruments, Net	(36,942)	(1,713)
Total Net Revenue	3,245	30,077
Expenses
Origination and Servicing	8,446	8,161
Sales and Marketing	11,242	16,341
General and Administrative	18,162	18,768
Restructuring Charges, Net	—	82
Change in Fair Value of Convertible Preferred Stock Warrants	(55,449)	10,058
Other Income, Net	(320)	(648)
Total Expenses	(17,919)	52,762
Net Income (Loss) Before Taxes	21,164	(22,685)
Income Tax Expense	34	29
Net Income (Loss)	$21,130	$(22,714)
Less: Net Income Allocated to Participating Securities	(15,755)	—
Net Income (Loss) Attributable to Common Stockholders	$5,375	$(22,714)
Net Income (Loss) Per Share – Basic	$0.08	$(0.32)
Net Income (Loss) Per Share - Diluted	$0.02	$(0.32)
Weighted-Average Shares – Basic	68,454,103	70,487,006
Weighted-Average Shares – Diluted	281,955,876	70,487,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net Income (Loss)	$21,130	$(22,714)
Other Comprehensive Income
Change in Net Unrealized Gain on Available for Sale Investments, at Fair Value	—	10
Other Comprehensive Income, Before Tax	—	10
Income Tax Effect	—	—
Other Comprehensive Income, Net of Tax	—	10
Comprehensive Income (Loss), Net of Tax	$21,130	$(22,704)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	209,613,570	$322,748	73,629,136	$208	(5,177,235)	$(23,417)	$151,416	$—	$(434,462)	$(306,255)
Exercise of vested stock options	—	—	3,740	—	—	—	1	—	—	1
Stock-based Compensation Expense	—	—	—	—	—	—	557	—	—	557
Net Income	—	—	—	—	—	—	—	—	21,130	21,130
Balance as of March 31, 2020	209,613,570	$322,748	73,632,876	$208	(5,177,235)	$(23,417)	$151,974	$—	$(413,332)	$(284,567)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	214,637,925	$323,793	75,652,445	$229	(5,177,235)	$(23,417)	$145,486	$(13)	$(420,751)	$(298,466)
Exercise of vested stock options	—	—	16,085	—	—	—	4	—	—	4
Stock-based Compensation Expense	—	—	—	—	—	—	1,714	—	—	1,714
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	10	—	10
Net Loss	—	—	—	—	—	—	—	—	(22,714)	(22,714)
Balance as of March 31, 2019	214,637,925	$323,793	75,668,530	$229	(5,177,235)	$(23,417)	$147,204	$(3)	$(443,465)	$(319,452)

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from Operating Activities:
Net Income (Loss)	$21,130	$(22,714)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments, Net	36,938	2,214
Depreciation and Amortization	2,006	1,870
Amortization of Operating Lease Right-of-use Asset	901	809
Gain on Sales of Borrower Loans	(1,974)	(2,742)
Change in Fair Value of Servicing Rights	2,834	3,246
Stock-Based Compensation Expense	505	1,614
Fair Value of Warrants Vested on Sale of Borrower Loans	—	9,747
Change in Fair Value of Convertible Preferred Stock Warrants	(55,449)	10,058
Other, Net	1,073	(252)
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(399,550)	(490,855)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	392,244	464,660
Accounts Receivable	663	4,132
Prepaid and Other Assets	214	(701)
Accounts Payable and Accrued Liabilities	(5,151)	(2,167)
Payable to Investors	(13,164)	(9,862)
Other Liabilities	(1,496)	(679)
Net Cash Used in Operating Activities	(18,276)	(31,622)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(41,301)	(44,225)
Principal Payments of Borrower Loans Held at Fair Value	80,928	45,155
Purchases of Property and Equipment	(3,362)	(2,830)
Maturities of Available for Sale Investments	—	18,010
Net Cash Provided by Investing Activities	36,265	16,110
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	40,575	44,939
Payments of Notes Held at Fair Value	(40,587)	(44,117)
Principal Payments on Notes Issued by Securitization Trust	(61,969)	(6,766)
Principal Payments on Certificates Issued by Securitization Trust	(4,833)	(1,133)
Proceeds from Securitization Issuance	—	1,177
Proceeds from Warehouse Lines	22,749	31,751
Payment for Debt Issuance Costs		(4,417)
Proceeds from Exercise of Warrants and Stock Options	1	5
Net Cash (Used in) Provided by Financing Activities	(44,064)	21,439
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(26,075)	5,927
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	220,408	207,059
Cash, Cash Equivalents and Restricted Cash at End of the Period	$194,333	$212,986

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$15,993	$13,295
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	218	293
Non-Cash Financing Activity - Issuance of Securitization Notes and Certificates	—	191,591
Non-Cash Financing Activity - Derecognition of Warehouse Line debt	—	(100,422)

Reconciliation to Amounts on Consolidated Balance Sheets
Cash and Cash Equivalents	$52,829	$64,188
Restricted Cash	141,504	148,798
Total Cash, Cash Equivalents and Restricted Cash	$194,333	$212,986

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
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
The accompanying interim condensed consolidated financial statements include the accounts of PMI, its wholly-owned subsidiaries and consolidated variable interest entities (“VIEs”). All intercompany balances have been eliminated in consolidation.
Securitization Notes are notes held by certain third party investors pursuant to Prosper’s securitization transactions, and are distinguishable from the borrower payment dependent Notes available to investors through our Note Channel.
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no changes to these accounting policies during the first three months of 2020 unless noted below.
Fair Value Measurements
Financial instruments measured at fair value consist principally of Borrower Loans, Loans Held for Sale, Servicing Assets, Notes, Certifications Issued by Securitization Trust and Convertible Preferred Stock Warrant Liability. The estimated fair values of other financial instruments, including Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short-term nature. The estimated fair values of Notes Issued by Securitization Trust and Warehouse Lines do not approximate their carrying values due primarily to differences in the stated and market rates associated with these instruments.
Refer to Note 7 for additional fair value disclosures.
Restricted Cash
Restricted Cash consists primarily of cash deposits, money market funds and short term certificate of deposit accounts held as collateral as required for long term leases, loan funding and servicing activities, and cash that investors have on our marketplace that has not yet been invested in Borrower Loans or disbursed to the investor.

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
In 2019, Prosper began refinancing the purchase of Borrower Loans through the Whole Loan Channel through securitization transactions, which issue senior notes, risk retention interests, and residual certificates. Associated securitization trusts are deemed consolidated VIEs, and as a result the Borrower Loans held in the securitization trusts are included in “Borrower Loans, at Fair Value”, senior notes sold to third party investors in “Notes Issued by Securitization Trust”, and the risk retention interest and residual certificates held by third party investors in “Certificates Issued by Securitization Trust, at Fair Value” in the Consolidated Balance Sheets. Refer to Note 6, Securitization for additional disclosures.
Prosper uses Warehouse Lines to purchase Loans Held for Sale that may be subsequently contributed to securitization transactions or sold to investors. Loans Held for Sale are included in “Loans Held for Sale, at Fair Value” in the Consolidated Balance Sheets. See Note 10, Debt for more details on Warehouse Lines.
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
Prosper primarily uses a discounted cash flow model to estimate the fair value of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust. The key assumptions used in the valuation include default rates and prepayment rates derived primarily from historical performance and discount rates based on estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.
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
If a contract contains a lease, management evaluates whether it should be classified as an operating or finance lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of PMI's leases do not provide an implicit rate, management uses an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The operating lease ROU assets are evaluated for impairment utilizing the same impairment model used for Property and Equipment..

Consolidation of Variable Interest Entities
The determination of whether to consolidate a VIE in which we have a variable interest requires a significant amount of analysis and judgment regarding whether we are the primary beneficiary of a VIE due to our holding a controlling financial interest in the VIE. A controlling financial interest in a VIE exists if we have both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and a potentially significant economic interest in the VIE. The determination of whether an entity is a VIE considers factors, such as (i) whether the entity’s equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support and (ii) whether a holder’s equity investment at risk lacks any of the following characteristics of a controlling financial interest: the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the entity’s success, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the legal entity.
Management regularly reviews and reconsiders its previous conclusions regarding the status of an entity as a VIE and whether we are required to consolidate such VIE in the consolidated financial statements.
Recent Accounting Pronouncements
Accounting Standards Adopted In The Current Period
In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which is effective for interim and annual periods beginning after December 15, 2019. Prosper adopted the standard in the first quarter of 2020. For loans accounted for at amortized cost, the guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. Because Prosper accounts for Borrower Loans at fair value through net income there was no impact on Prosper loan portfolios upon adoption. For certain available for sale investments, the guidance requires recognition of expected credit losses through recording an allowance for credit losses. The recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The amendments to the available for sale debt securities impairment model did not have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Prior to ASU No. 2017-04, the goodwill impairment test was a two-step assessment, if indicators of impairment existed. The standard eliminates Step 2 from the goodwill impairment test, which requires a hypothetical purchase price allocation. Instead, entities will record a goodwill impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Prosper adopted the guidance on a prospective basis in the first quarter of 2020, and there was no impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. Prosper adopted the guidance in the first quarter of 2020. The guidance only affects disclosures in the notes to the consolidated financial statements and it had no effect on Prosper’s balance sheet or statement of operations.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year and early adoption is permitted. The Company adopted the new guidance in the first quarter of 2020, and will prospectively capitalize all eligible costs related to cloud computing arrangements starting January 1, 2020. There was, however, no impact on the Company’s consolidated financial statements for the first quarter of 2020.

Accounting Standards Issued, to be Adopted by the Company in Future Periods
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize or derecognize deferred tax liabilities related to equity method investments that are also foreign subsidiaries and the methodology for calculating income taxes in an interim period. The guidance also clarifies and simplifies other aspects of the accounting for income taxes, including a modification in the guidance for franchise taxes that are partially based on income and recognizing deferred taxes for a subsequent step-up in the tax basis of goodwill. This ASU is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this new standard will have on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP on contract modifications and hedge accounting, in order to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative referenced rates, such as the Secured Overnight Financing Rate. This ASU can be adopted after its issuance date through December 31, 2022. The Company is currently evaluating the impact reference rate reform will have on its contracts that reference LIBOR in order to determine whether to adopt this guidance.
3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$16,213	$16,213
Computer equipment	13,677	13,420
Internal-use software and website development costs	29,998	28,904
Office equipment and furniture	2,999	2,999
Leasehold improvements	7,158	7,158
Assets not yet placed in service	3,980	2,445
Property and equipment	74,025	71,139
Less: Accumulated depreciation and amortization	(42,656)	(39,843)
Total Property and Equipment, Net	$31,369	$31,296

Depreciation and amortization expense for Property and Equipment for the three months ended March 31, 2020 and March 31, 2019 was $2.0 million and $1.8 million, respectively. These charges are included in General and Administrative expenses on the condensed consolidated statements of operations. Prosper capitalized internal-use software and website development costs in the amount of $2.7 million and $2.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 16.
4. Borrower Loans, Loans Held for Sale, and Notes, Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of March 31, 2020 and December 31, 2019, are presented in the following table (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Aggregate principal balance outstanding	$571,981	$647,209	$166,634	$143,261	$(244,046)	$(250,281)
Fair value adjustments	(49,577)	(13,190)	(13,398)	(1,235)	18,555	6,110
Fair value	$522,404	$634,019	$153,236	$142,026	$(225,491)	$(244,171)
Borrower Loans
At March 31, 2020, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through March 2025. At December 31, 2019, outstanding Borrower Loans had original maturities of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through December 2024.
As of March 31, 2020, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $6.5 million and a fair value of $0.6 million. As of December 31, 2019, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $6.5 million and a fair value of $1.9 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of March 31, 2020 and December 31, 2019, Borrower Loans in non-accrual status had a fair value of $0.7 million and $0.7 million, respectively.

Loans Held for Sale
At March 31, 2020, outstanding Loans Held for Sale had original terms to maturity between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various maturity dates through March 2025. At December 31, 2019, outstanding Loans Held for Sale had original terms to maturity between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various maturity dates through December 2024. Fair value adjustments recorded in earnings on loans invested in by us resulted in net losses of $14.3 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively. Interest income earned on Loans Held for Sale by us was $4.8 million and $4.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
As of March 31, 2020, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.8 million and a fair value of $0.1 million. As of December 31, 2019, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.7 million and a fair value of $0.2 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of March 31, 2020 and December 31, 2019, Loans Held for Sale in non-accrual status had a fair value of $0.1 million (for both periods).
5. Loan Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The total gain recognized on the sale of such Borrower Loans for the three months ended March 31, 2020 was $1.7 million recognized in Gain on Sale of Borrower Loans on the condensed consolidated statement of operations. The total gains and losses recognized on the sale of such Borrower Loans for the three months ended March 31, 2019 consisted of a gain of $2.7 million recognized in Gain on Sale of Borrower Loans and a loss of $9.7 million recognized in Fair Value of Warrants Vested on the Sale of Borrower Loans on the condensed consolidated statement of operations.
As of March 31, 2020, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $2.9 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and various maturity dates through March 2025. At December 31, 2019, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.1 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and various maturity dates through December 2024.
Contractually-specified servicing fees and ancillary fees totaling $9.2 million and $10.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively, are included on the condensed consolidated statements of operations in Servicing Fees, Net.

Fair Value Valuation Method
Prosper uses a discounted cash flow valuation methodology generally consisting of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.
Significant unobservable inputs presented in the table within Note 7 below are those that Prosper considers significant to the estimated fair values of the Level 3 Servicing Assets. The following is a description of the significant unobservable inputs provided in the table.

Market Servicing Rate
Prosper estimates adequate market servicing rates that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. This rate is stated as a fixed percentage of outstanding principal balance on a per annum basis. Prosper estimated these market servicing rates based on observable market rates for other loan types in the industry and bids from subservicing providers, adjusted for the unique loan attributes that are present in the specific loans that Prosper sells and services and information from backup service providers.

Discount Rate
The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. We used a range of discount rates for the Servicing Assets based on comparable observed valuations of similar assets and publicly available disclosures related to servicing valuations, with comparability adjustments made to account for differences with Prosper’s servicing assets.
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
6.  Securitizations
In 2019, Prosper co-sponsored securitizations of unsecured personal whole loans facilitated through our marketplace with an aggregate outstanding principal balance of $573.0 million through three securitization trusts (PMIT 2019-1, PMIT 2019-2, and PMIT 2019-4). Each securitization trust issued senior notes, a risk retention interest and residual certificates to finance the purchase of Borrower Loans. The risk retention interest represents the right to receive 5.0% of all amounts collected on the Borrower Loans held by the securitization trusts. The resulting senior notes were sold to third party investors. Prosper retained 65.5%, 16.4%, and 19.6% of the residual certificates issued by PMIT 2019-1, PMIT 2019-2, and PMIT 2019-4, respectively. The remaining residual certificates and all the risk retention interests are held by third-party investors. In addition to the retained residual certificates, Prosper's continued involvement includes loan servicing responsibilities over the life of the underlying loans.
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
PMIT 2019-1
The notes under the PMIT 2019-1 securitization were issued in three classes: Class A in the amount of $127.3 million, Class B in the amount of $25.0 million and Class C in the amount of $19.3 million (collectively, the “2019-1 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.54%, 4.03% and 5.27%, respectively. Principal and interest payments began in March 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $2.3 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $75.4 million on the condensed consolidated balance sheets as of March 31, 2020 and are secured by Borrower Loans at fair value of $76.2 million included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of March 31, 2020. The risk retention and residual certificates held by third party investors at fair value of $6.6 million are included in “Certificates Issued by Securitization Trust, at Fair Value” in the Consolidated Balance sheets as of March 31, 2020.

PMIT 2019-2
The notes under the PMIT 2019-2 securitization were issued in three classes: Class A in the amount of $110.1 million, Class B in the amount of $31.4 million and Class C in the amount of $32.7 million (collectively, the “2019-2 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.20%, 3.69% and 5.05%, respectively. Principal and interest payments began in July 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $1.9 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $101.1 million on the condensed consolidated balance sheets as of March 31, 2020 and are secured by Borrower Loans at fair value of $103.7 million of included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of March 31, 2020. The risk retention and residual certificates held by third party investors at fair value of $13.4 million are included in “Certificates Issued by Securitization Trust, at Fair Value” in the Consolidated Balance Sheets as of March 31, 2020.
PMIT 2019-4
The notes under the PMIT 2019-4 securitization were issued in three classes: Class A in the amount of $102.6 million, Class B in the amount of $19.5 million and Class C in the amount of $16.8 million (collectively, the “2019-4 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 2.48%, 3.2% and 4.95% respectively. Principal and interest payments began in December 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $1.2 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in Notes Issued by Securitization Trust with a balance of $109.8 million and are secured by Borrower Loans with a fair value of $114.9 million as of March 31, 2020. The risk retention interest and residual certificates held by third party investors at fair value of $15.4 million are included in “Certificates Issued by Securitization Trust, at Fair Value” in the Consolidated Balance sheets as of March 31, 2020.
7.  Fair Value of Assets and Liabilities
Prosper measures the fair value of assets and liabilities in accordance with its fair value hierarchy which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. The Company applies this framework whenever other standards require (or permit) assets or liabilities to be measured at fair value.
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
Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. Prosper did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2020 or 2019.

Financial Instruments Recorded at Fair Value
The fair value of the Borrower Loans, Loans Held for Sale, Notes, Certificates Issued by Securitization Trust, Servicing Rights and loan trailing fee liability are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used in the discounted cash flow model include default and prepayment rates primarily derived from historical performance and discount rates applied to each credit grade based on the perceived credit risk of each credit grade.
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 12 for further details.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$522,404	$522,404
Loans Held for Sale	—	—	153,236	153,236
Servicing Assets	—	—	11,742	11,742
Total Assets	$—	$—	$687,382	$687,382
Liabilities:
Notes	$—	$—	$225,491	$225,491
Certificates Issued by Securitization Trust, at Fair Value	—	—	35,316	35,316
Convertible Preferred Stock Warrant Liability	—	—	94,547	94,547
Loan Trailing Fee Liability	—	—	2,646	2,646
Total Liabilities	$—	$—	$358,000	$358,000

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$634,019	$634,019
Loans Held for Sale	—	—	142,026	142,026
Servicing Assets	—	—	12,602	12,602
Total Assets	$—	$—	$788,647	$788,647
Liabilities:
Notes	$—	$—	$244,171	$244,171
Certificates Issued by Securitization Trust	—	—	52,168	52,168
Convertible Preferred Stock Warrant Liability	—	—	149,996	149,996
Loan Trailing Fee Liability	—	—	2,997	2,997
Total Liabilities	$—	$—	$449,332	$449,332

As Prosper’s Borrower Loans, Loans Held for Sale, Notes, Certificates Issued by Securitization Trust, Convertible Preferred Stock Warrant Liability, servicing rights and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.

Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at March 31, 2020 and December 31, 2019:

Range
Borrower Loans, Loans Held for Sale and Notes	March 31, 2020	December 31, 2019
Discount rate	7.1% - 14.7%	4.4% - 12.2%
Default rate	2.3% - 23.1%	2.1% - 18.6%

Range
Certificates Issued by Securitization Trust	March 31, 2020	December 31, 2019
Discount rate	7.0% - 20.0%	4.0% - 15.0%
Default rate	3.0% - 18.0%	2.0% - 17.0%
Prepayment rate	12.0% - 33.0%	14.5% - 33.0%

Range
Servicing Assets	March 31, 2020	December 31, 2019
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 19.6%	1.7% - 18.8%
Prepayment rate	15.3% - 28.3%	16.5% - 28.1%
Market servicing rate (1)	0.625%	0.625%
(1) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of March 31, 2020 and December 31, 2019, the market rate for collection fees and non-sufficient fund fees was assumed to be 7 basis points and 6 basis points, respectively, for a weighted-average total market servicing rate of 69.5 basis points and 68.5 basis points respectively.

Range
Loan Trailing Fee Liability	March 31, 2020	December 31, 2019
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 19.6%	1.7% - 18.8%
Prepayment rate	15.3% - 28.3%	16.5% - 28.1%

At March 31, 2020 and December 31, 2019, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans.

Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at January 1, 2020	$634,019	$142,026	$(244,171)	$(52,168)	$479,706
Purchase of Borrower Loans/Issuance of Notes	41,301	399,551	(40,575)	—	400,277
Principal repayments	(96,715)	(18,560)	40,588	4,833	(69,854)
Borrower Loans sold to third parties	(2,263)	(355,634)	—	—	(357,897)
Other changes	(742)	105	138	38	(461)
Change in fair value	(53,196)	(14,252)	18,529	11,981	(36,938)
Balance at March 31, 2020	$522,404	$153,236	$(225,491)	$(35,316)	$414,833

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at January 1, 2019	$263,522	$183,788	$(264,003)	$—	$183,307
Purchase of Borrower Loans/Issuance of Notes	135,259	490,855	(44,939)	(20,616)	560,559
Transfers in (Transfer out)	114,316	(114,316)	—	—	—
Principal repayments	(56,629)	(14,739)	44,117	1,133	(26,118)
Borrower Loans sold to third parties	(974)	(437,473)	—	—	(438,447)
Other changes	139	(166)	601	(167)	407
Change in fair value	(6,923)	(1,309)	5,502	516	(2,214)
Balance at March 31, 2019	$448,710	$106,640	$(258,722)	$(19,134)	$277,494

The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the period ending March 31, 2020 and 2019 (in thousands):

Servicing Assets
Fair Value at January 1, 2020	$12,602
Additions	1,974
Less: Changes in fair value	(2,834)
Fair Value at March 31, 2020	$11,742

Servicing Assets
Fair Value at January 1, 2019	$14,687
Additions	2,742
Derecognition	(364)
Less: Changes in fair value	(3,251)
Fair Value at March 31, 2019	$13,814
The following table presents additional information about Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2020	$149,996
Change in fair value	(55,449)
Balance as of March 31, 2020	$94,547

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2019	$143,679
Issuance of Stock Warrants	9,747
Change in fair value	10,057
Balance as of March 31, 2019	$163,483

Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following table presents additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2020	$2,997
Issuances	385
Cash Payment of Loan Trailing Fee	(675)
Change in Fair Value	(61)
Balance at March 31, 2020	$2,646

Loan Trailing Fee Liability
Balance at January 1, 2019	$3,118
Issuances	566
Cash Payment of Loan Trailing Fee	(658)
Change in Fair Value	58
Balance at March 31, 2019	$3,084

Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2020 and December 31, 2019 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale	March 31, 2020	December 31, 2019
Fair value, using the following assumptions:	$675,640	$776,045
Weighted-average discount rate	11.79%	7.00%
Weighted-average default rate	14.66%	12.63%

Fair value resulting from:
100 basis point increase in discount rate	$669,775	$768,924
200 basis point increase in discount rate	$664,042	$761,971
Fair value resulting from:
100 basis point decrease in discount rate	$681,645	$783,344
200 basis point decrease in discount rate	$687,792	$790,823

Fair value resulting from:
100 basis point increase in default rate	$667,800	$765,894
200 basis point increase in default rate	$660,000	$756,007
Fair value resulting from:
100 basis point decrease in default rate	$683,522	$786,541
200 basis point decrease in default rate	$691,449	$797,065

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2020 and December 31, 2019 for Notes are presented in the following table (in thousands, except percentages).

Notes	March 31, 2020	December 31, 2019
Fair value, using the following assumptions:	$225,491	$244,171
Weighted-average discount rate	10.66%	6.43%
Weighted-average default rate	14.82%	13.68%

Fair value resulting from:
100 basis point increase in discount rate	$223,530	$241,927
200 basis point increase in discount rate	$221,614	$239,737
Fair value resulting from:
100 basis point decrease in discount rate	$227,497	$246,471
200 basis point decrease in discount rate	$229,552	$248,828

Fair value resulting from:
100 basis point increase in default rate	$222,871	$240,958
200 basis point increase in default rate	$220,265	$237,831
Fair value resulting from:
100 basis point decrease in default rate	$228,124	$247,489
200 basis point decrease in default rate	$230,773	$250,817

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2020 and December 31, 2019 for Certificates Issued by Securitization Trust are presented in the following table (in thousands, except percentages).

Certificates Issued by Securitization Trust	March 31, 2020	December 31, 2019
Fair value, using the following assumptions:	$35,316	$52,168
Weighted-average discount rate	14.59%	9.59%
Weighted-average default rate	12.68%	10.12%
Weighted-average prepayment rate	20.77%	21.41%

Fair value resulting from:
100 basis point increase in discount rate	$35,014	$51,813
200 basis point increase in discount rate	$34,719	$51,466
Fair value resulting from:
100 basis point decrease in discount rate	$35,626	$52,533
200 basis point decrease in discount rate	$35,944	$52,909

Fair value resulting from:
100 basis point increase in default rate	$32,999	$48,986
200 basis point increase in default rate	$30,675	$45,926
Fair value resulting from:
100 basis point decrease in default rate	$37,651	$55,369
200 basis point decrease in default rate	$39,998	$58,613

Fair value resulting from:
100 basis point increase in prepayment rate	$35,258	$52,085
200 basis point increase in prepayment rate	$35,195	$52,008
Fair value resulting from:
100 basis point decrease in prepayment rate	$35,381	$52,253
200 basis point decrease in prepayment rate	$35,445	$52,340

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2020 and December 31, 2019 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	March 31, 2020	December 31, 2019
Fair value, using the following assumptions	$11,742	$12,602
Market servicing rate	0.625%	0.625%
Weighted-average prepayment rate	20.37%	20.99%
Weighted-average default rate	14.03%	12.67%

Fair value resulting from:
Market servicing rate increase to 0.65%	$11,019	$11,825
Market servicing rate decrease to 0.60%	$12,464	$13,387

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$11,507	$12,348
Applying a 0.9 multiplier to prepayment rate	$11,978	$12,868

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$11,573	$12,377
Applying a 0.9 multiplier to default rate	$11,911	$12,840

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

Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

March 31, 2020	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$52,829	$52,829	$—	$—	$52,829
Restricted Cash	141,504	—	141,504	—	141,504
Accounts Receivable	1,032	—	1,032	—	1,032
Total Assets	$195,365	$52,829	$142,536	$—	$195,365
Liabilities:
Accounts Payable and Accrued Liabilities	$14,297	$—	$14,297	$—	$14,297
Payable to Investors	87,928	—	87,928	—	87,928
Notes Issued by Securitization Trust	286,296	—	279,931	—	279,931
Warehouse Lines	154,388	—	150,996	—	150,996
Total Liabilities	$542,909	$—	$533,152	$—	$533,152

December 31, 2019	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$64,635	$64,635	$—	$—	$64,635
Restricted Cash	155,773	—	155,773	—	155,773
Accounts Receivable	1,695	—	1,695	—	1,695
Total Assets	$222,103	$64,635	$157,468	$—	$222,103
Liabilities:
Accounts Payable and Accrued Liabilities	$19,937	$—	$19,937	$—	$19,937
Payable to Investors	101,092	—	101,092	—	101,092
Notes Issued by Securitization Trust	347,662	—	353,028	—	353,028
Warehouse Lines	131,583	—	131,090	—	131,090
Total Liabilities	$600,274	$—	$605,147	$—	$605,147

8. Goodwill and Other Intangible Assets
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2019 did not change during the three months ended March 31, 2020. We did not record goodwill impairment expense for the three months ended March 31, 2020 and 2019.
Other Intangible Assets
The following table presents the detail of other intangible assets subject to amortization for the period presented (dollars in thousands):

	March 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,386)	664	5.1
Brand name	60	(60)	—	—
Total Intangible Assets Subject to Amortization	$8,170	$(7,506)	$664

Prosper’s intangible asset balance was $0.7 million at both March 31, 2020 and December 31, 2019. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period.
Amortization expense for the three months ended March 31, 2020 and March 31, 2019 was $0.1 million and $0.1 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2020 (remainder thereof)	$164
2021	172
2022	136
2023	107
2024	85
Total	$664

9. Other Liabilities
Other Liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Loan trailing fee	$2,646	$2,997
Deferred revenue	184	241
Deferred income tax liability	438	405
Operating lease liability	16,387	17,507
Other	529	576
Total Other Liabilities	$20,184	$21,726

Additionally, disclosures around the operating lease liabilities are included in Note 16.

10. Debt
PWIT Warehouse Trust Agreements
Prosper’s consolidated VIEs, PWIT and PWIIT (together, “Warehouse VIEs”), each entered into an agreement (together, “Warehouse Agreements”) with certain lenders for committed revolving lines of credit (“Warehouse Lines”) during 2019 and 2018. In connection with the Warehouse Agreements, the Warehouse VIEs each entered into a security agreement with a bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the Warehouse Lines may only be used to purchase certain unsecured consumer loans and related rights and documents from Prosper and to pay fees and expenses related to the Warehouse Lines. Both Warehouse VIEs are consolidated because Prosper is the primary beneficiary of the VIEs. The creditors of the Warehouse Lines have no recourse to the general credit of Prosper. Additionally, the assets of the VIEs can be used only to settle obligations of the VIEs. The loans held in the Warehouse VIEs are included in Loans Held for Sale, at Fair Value and Warehouse Lines are in Warehouse Lines in the condensed consolidated balance sheets.
Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of March 31, 2020, Prosper was in compliance with the covenants under each Warehouse Agreement.
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
As of March 31, 2020, Prosper had $100.4 million in debt and accrued interest outstanding under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $105.1 million included in “Loans Held for Sale, at

Fair Value” on the Consolidated Balance Sheets. At March 31, 2020 the undrawn portion available under the Warehouse Line was $99.6 million. Prosper incurred $1.8 million of deferred debt issuance costs, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.
Prosper purchased a swaption to limit the Company's exposure to increases in LIBOR. The swaptions are recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments, Net on the Consolidated Statement of Operations. The fair value of the swaption was not material at March 31, 2020.
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
As of March 31, 2020, Prosper had $54.0 million in debt and accrued interest outstanding under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $60.4 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. At March 31, 2020 the undrawn portion available under the PWIIT Warehouse Line was $246.0 million. Prosper incurred $2.1 million of deferred debt issuance costs, which are included in Prepaids and Other Assets and amortized to interest expense over the term of the revolving arrangement.
11. Net Income (Loss) Per Share
Prosper computes Net Income (Loss) Per Share in accordance with ASC Topic 260, Earnings Per Share (“ASC Topic 260”). Under ASC Topic 260, basic Net Income (Loss) Per Share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock was entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that were made to common stockholders and consequently, these shares were considered participating securities. During the periods ended March 31, 2020 and 2019, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
The weighted average shares used in calculating basic and diluted Net Income (Loss) Per Share excludes certain shares that are disclosed as outstanding shares in the Consolidated Balance Sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted net income (loss) per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net Income (Loss)	$21,130	$(22,714)
Less: net income allocated to participating securities	(15,755)	—
Net income (loss) available to common stockholders	$5,375	$(22,714)
Denominator:
Weighted average shares used in computing net income (loss) per share - basic	68,454,103	70,487,006
Effect of dilutive securities:
Stock options	236,928	—
Convertible preferred stock warrants	213,264,845	—
Weighted average shares used in computing diluted net income (loss) per share - diluted	281,955,876	70,487,006
Net income (loss) per share - basic	$0.08	$(0.32)
Net income (loss) per share - diluted	$0.02	$(0.32)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	209,613,570	214,637,925
Stock options issued and outstanding	72,195,596	70,384,625
Warrants issued and outstanding	1,080,349	1,080,349
Series E-1 convertible preferred stock warrants	—	35,544,141
Series F convertible preferred stock warrants	—	177,720,704
Total common stock equivalents excluded from diluted net income (loss) per common share computation	282,889,515	499,367,744

12. Convertible Preferred Stock, Warrant Liability and Stockholders’ Deficit
Convertible Preferred Stock and Warrants
Under PMI’s amended and restated certificate of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of March 31, 2020 are disclosed in the table below (amounts in thousands except share and par value amounts):

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
Dividends
Dividends on shares of the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F and Series G convertible preferred stock are payable only when, as, and if declared by the Board of Directors. No dividends will be paid with respect to the common stock until any declared dividends on the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F, and Series G convertible preferred stock have been paid or set aside for payment to the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F, and Series G convertible preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then-effective conversion rate. The Series A-1 convertible preferred shares have no dividend rights. To date, no dividends have been declared on any of PMI’s preferred stock or common stock.
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

Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as defined in Note 15) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended March 31, 2020 and 2019, Prosper recognized $9.2 million of income and $2.1 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulted from the remeasurement of the fair value of the warrants is recorded through Change in Fair Value of Convertible Preferred Stock Warrants in the condensed consolidated statements of operations.
To determine the fair value of the Series E-1 Warrants, the Company first determined the value of a share of a Series E-1 Convertible Preferred Stock. To determine the fair value of the Convertible Preferred Stock, the Company first derived the business enterprise value (“BEV”) of the Company using a variety of valuation methods, including discounted cash flow models and market based methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated BEV, the option pricing method ("OPM") was used to allocate the BEV to the various classes of our equity, including our preferred stock. The concluded per share value for the Series E-1 Convertible Preferred Stock was utilized as an input to the Black-Scholes option pricing model.
The Company determined the fair value of the outstanding Series E-1 Warrants utilizing the following assumptions as of the following dates:

	March 31, 2020	December 31, 2019
Volatility	68.0%	46.0%
Risk-free interest rate	0.30%	1.60%
Expected term (in years)	2.75	2.75
Dividend yield	0%	0%

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

Expected Term. The expected term is the period of time for which the warrants are expected to be outstanding.

Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.

Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 15), PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. For the three months ended March 31, 2020, and 2019, Prosper recognized $46.2 million of income and $7.9 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants in the condensed consolidated statements of operations.

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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	March 31, 2020	December 31, 2019
Volatility	68.0%	46.0%
Risk-free interest rate	0.30%	1.60%
Expected term (in years)	2.75	2.75
Dividend yield	0%	0%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

Warrant Activity
Balance at January 1, 2020	$149,996
Change in Fair Value	(55,449)
Balance at March 31, 2020	$94,547

Warrant Activity
Balance at January 1, 2019	$143,679
Warrants Vested	9,747
Change in Fair Value	10,058
Balance at March 31, 2019	$163,484

Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, restricted stock units ("RSUs") and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of March 31, 2020, 69,391,576 shares of common stock were issued and 68,455,641 shares of common stock were outstanding. As of December 31, 2019, 69,387,836 shares of common stock were issued and 68,451,901 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the three months ended March 31, 2020, PMI issued 3,740 shares of common stock upon the exercise of vested options for cash proceeds of $1 thousand.
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
The financial statement impact of the above Repricings was not material in the three months ended March 31, 2020, and the unamortized Repricings amount (net of forfeitures) is also not material as of March 31, 2020.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the three months ended March 31, 2020 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2020	76,236,757	$0.31
Options issued	3,856,400	$0.15
Options exercised	(3,740)	$0.38
Options forfeited	(3,018,124)	$0.41
Options expired	(3,318,260)	$0.13
Balance as of March 31, 2020	73,753,033	$0.30
Options vested and expected to vest as of March 31, 2020	60,558,411	$0.30
Options vested and exercisable at March 31, 2020	48,558,546	$0.29

Other Information Regarding Stock Options
The weighted-average remaining life for options outstanding as of March 31, 2020 was 7.60 years.
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

The fair value of PMI’s stock option awards granted during the three months ended March 31, 2020 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

Three Months Ended March 31,
2020
Volatility of common stock	47.41%
Risk-free interest rate	0.68%
Expected life	6.0 years
Dividend yield	—%
No stock options were granted for the three months ended March 31, 2019.
Restricted Stock Unit Activity
During the three months ended March 31, 2020, PMI did not grant any RSUs to employees. In previous reporting periods, PMI granted certain employees RSUs that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event.
The following table summarizes the number of PMI’s outstanding RSUs and their weighted-average grant date fair value during the three months ended March 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2020	4,803,141	$0.95
Forfeited	(140,000)	$2.18
Unvested - March 31, 2020	4,663,141	$0.91

The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Origination and servicing	$38	$196
Sales and marketing	11	83
General and administrative	456	1,335
Total stock based compensation	$505	$1,614

Prosper capitalized stock-based compensation as internal-use software and website development costs of $0.1 million for both the three months ended March 31, 2020 and March 31, 2019. As of March 31, 2020, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to our employees’ unvested stock-based awards was approximately $3.0 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.2 years.

14. Income Taxes
For the three months ended March 31, 2020 and March 31, 2019, Prosper recognized $34 thousand and $29 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the three month periods ended March 31, 2020 and March 31, 2019 due to a full valuation allowance recorded against our deferred tax assets.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
15. Consortium Purchase Agreement
On February 27, 2017, Prosper entered into a series of agreements (the “Consortium Purchase Agreement”) with a consortium of investors (the "Consortium"), pursuant to which the Consortium agreed to purchase Borrower Loans in an aggregate principal amount of up to $5.0 billion (including certain loans purchased by one of the investors prior to the date of the Consortium Purchase Agreement). PFL was obligated to offer for purchase minimum monthly volumes of eligible loans to the Consortium, for the Consortium to elect to purchase. The obligation to offer for purchase minimum monthly volumes of eligible loans and the related vesting ended upon the expiration of the Consortium Purchase Agreement in May 2019.
In connection with the Consortium Purchase Agreement, PMI issued to the Consortium three warrants to purchase up to an aggregate 177,720,706 shares of PMI’s Series F Preferred Stock at an exercise price of $0.01 per share (the “Warrant Shares”). The Consortium's right to exercise these Series F Warrants was subject to monthly vesting and was fully vested in May 2019.
On vesting of the Series F Warrants, Prosper recorded a liability as Convertible Preferred Stock Warrant Liability on the condensed consolidated balance sheets at fair value and a corresponding amount as Fair Value of Warrants Vested on Sale of Borrower Loans on the condensed consolidated statement of operations. Subsequent changes in the fair value of the vested warrants are recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statement of operations. Additionally, in connection with the execution of the Consortium Purchase Agreement, certain previously issued rebates were settled by an issuance of vested Series F Convertible Preferred Stock Warrants. The difference in fair value of these warrants over the cash settlement price is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statement of operations.
Through its expiration in May 2019, $3.3 billion in loans were acquired and 177.7 million warrants vested under the Consortium Purchase Agreement. In addition to the $3.3 billion of loans acquired above, warrants vested on signing of the Consortium Purchase Agreement were issued to settle certain rebates on $0.3 billion of whole loan purchases by members of the Consortium prior to the signing of the Consortium Purchase Agreement. This $0.3 billion also reduced the up to $5.0 billion aggregate amount under the Consortium Purchase Agreement.
16. Leases
Prosper has operating leases for corporate offices and datacenters. Our leases have remaining lease terms of one year to seven years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $1.5 million and $1.3 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.2 million and $0.3 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
Operating Lease Right-of-Use (“ROU”) Assets
The following represents the operating lease right-of-use assets as of March 31, 2020, which are included in "Property and Equipment, Net" on the condensed consolidated balance sheets.

	March 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$15,921	$4,103	$11,818
ROU Assets - Other	292	292	—
Total right-of-use assets subject to amortization	$16,213	$4,395	$11,818

Lease Liabilities
Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows (in thousands). The present value of the future minimum lease payments represent our lease liabilities as of March 31, 2020 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

Minimum Lease Payments
Remainder of 2020	$3,885
2021	5,130
2022	5,014
2023	1,562
2024	871
Thereafter	1,820
Total future minimum lease payments	$18,282
Less imputed interest	(1,895)
Present value of future minimum lease payments	$16,387

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows ($ in thousands):

March 31, 2020
Cash paid for operating leases year-to-date	$1,351
Right of use assets obtained in exchange for new operating lease obligations	$—
Weighted average remaining lease term (in years)	3.97
Weighted average discount rate	5.54%

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
Operating Commitments
Prosper entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining nine months of 2020 is $1.3 million. The minimum fees are $1.7 million and $0.1 million for the years 2021 and 2022, respectively.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of March 31, 2020, Prosper was in compliance with the covenant.

Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $4.9 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2020. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2020.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at March 31, 2020 is $2.9 billion. Prosper has accrued $0.4 million as of both March 31, 2020 and December 31, 2019, in regard to this obligation.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and three months ended March 31, 2020 and March 31, 2019, as well as the Notes and Borrower Loans outstanding as of March 31, 2020 and December 31, 2019 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased Three Months Ended March 31,		Interest Earned on Notes and Borrower Loans Three Months Ended March 31,
Related Party	2020	2019	2020	2019
Executive officers and management	$6	$6	$1	$1
Directors (excluding executive officers and management)	122	109	15	12
Total	$128	$115	$16	$13

	Notes Balance as of
Related Party	March 31, 2020	December 31, 2019
Executive officers and management	$36	$35
Directors (excluding executive officers and management)	691	682
	$727	$717

19. Significant Concentrations
Prosper is dependent on third party funding sources such as banks, asset managers, and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the three months ended March 31, 2020, one party purchased 16.6% of such loans. For the three months ended March 31, 2019, two parties purchased 14.8% and 14.4% of such loans, respectively. Further, a significant portion of our business is dependent on funding through the Whole Loan Channel, through which 91% and 93% of Borrower Loans were originated in the three months ended March 31, 2020 and March 31, 2019, respectively.
Prosper receives all of its transaction fee revenue from WebBank. Prosper earns a transaction fee from WebBank for its services in facilitating originations of Borrower Loans issued by WebBank. The rate of the transaction fee for each individual Borrower Loan is based on the term and credit grade of the Borrower Loan. No individual borrower or investor accounted for 10% or more of consolidated net revenue for any of the periods presented.

20. Subsequent Events
The Paycheck Protection Program (“PPP”), established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and sponsored by the U.S. Small Business Administration (“SBA”), is providing small businesses – sole proprietors, independent contractors, and, with certain industry exceptions, businesses with fewer than 500 employees – the opportunity to apply for a loan of up to $10 million to cover up to eight weeks of payroll costs, including benefits. Funds may also be used to cover interest on mortgage obligations, leases, and utilities incurred or in place before February 15, 2020. PPP loan payments are deferred for six months, and, based on SBA guidance, will be forgiven as long as (i) loan proceeds are used for covered expenses, (ii) full-time employee headcount is maintained during the eight-week period covered by the PPP loan and (iii) compensation for employees who earned less than $100,000 on an annualized basis in 2019 is not reduced by more than 25% during the covered period. For purposes of calculating maximum loan eligibility, payroll costs per employee are capped at $100,000 on an annualized basis. Due to anticipated high PPP participation rates, the SBA expects that not more than 25% of any forgiven loan amount may be for non-payroll costs.
In April 2020, the Company obtained an $8.4 million loan under the PPP. The Company plans to use the PPP Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

The Company has taken steps to reduce the impact of COVID-19 on its business, such as: deferring applicable payroll taxes as permitted under the CARES Act, temporary salary reductions for employees with annualized base salaries greater than $100,000, including all named executive officers, effective May 1, 2020; temporary suspension of certain benefits, including 401(k) match, which will take effect for all employees starting July 1, 2020; reductions of third-party spend; and limiting discretionary expenses where possible.

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	March 31, 2020	December 31, 2019
Assets
Cash and Cash Equivalents	$10,473	$7,462
Restricted Cash	105,200	110,399
Borrower Loans, at Fair Value	227,659	245,137
Property and Equipment, Net	7,015	7,549
Servicing Assets	13,690	14,888
Other Assets	540	749
Total Assets	$364,577	$386,184
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$2,388	$2,133
Payable to Related Party	12,838	2,679
Payable to Investors	90,852	105,287
Notes at Fair Value	225,491	244,171
Other Liabilities	3,273	3,727
Total Liabilities	334,842	357,997
Member's Equity
Member's Equity	15,904	15,904
Retained Earnings	13,831	12,283
Total Member's Equity	$29,735	$28,187
Total Liabilities and Member's Equity	$364,577	$386,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$5,835	$16,975
Servicing Fees, Net	6,459	6,645
Gain (Loss) on Sale of Borrower Loans	2,000	(6,827)
Other Revenue	180	57
Total Operating Revenues	14,474	16,850
Interest Income on Borrower Loans	9,838	10,331
Interest Expense on Notes	(9,216)	(9,649)
Net Interest Income	622	682
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	63	(87)
Total Net Revenues	15,159	17,445
Expenses
Administration Fee - Related Party	12,364	14,991
Servicing	1,193	1,067
General and Administrative	54	96
Total Expenses	13,611	16,154
Total Net Income	$1,548	$1,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2020	$15,904	$12,283	$28,187
Net Income	—	1,548	1,548
Balance as of March 31, 2020	$15,904	$13,831	$29,735

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2019	$24,904	$6,341	$31,245
Net Income	—	1,291	1,291
Balance as of March 31, 2019	$24,904	$7,632	$32,536

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net Income	$1,548	$1,291
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	(63)	87
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(47)	(516)
Gain on Sale of Borrower Loans	(2,196)	(2,966)
Change in Fair Value of Servicing Rights	3,394	3,337
Depreciation and Amortization	1,025	1,097
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(399,550)	(490,855)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	399,550	490,855
Other Assets	209	(105)
Accounts Payable and Accrued Liabilities	255	(2,348)
Payable to Investors	(14,435)	(9,727)
Net Related Party Receivable/Payable	10,251	(802)
Other Liabilities	(454)	2,819
Net Cash Used in Operating Activities	(513)	(7,833)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(41,301)	(44,223)
Principal Payment of Borrower Loans Held at Fair Value	40,222	42,172
Purchases of Property and Equipment	(583)	(1,598)
Net Cash Used in Investing Activities	(1,662)	(3,649)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	40,575	44,939
Payments of Notes Held at Fair Value	(40,588)	(44,117)
Net Cash (Used in) Provided by Financing Activities	(13)	822
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(2,188)	(10,660)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	117,861	147,181
Cash, Cash Equivalents and Restricted Cash at End of the Period	$115,673	$136,521

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$9,366	$10,250
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	154	446

Reconciliation to Amounts on Consolidated Balance Sheets
Cash and Cash Equivalents	$10,473	$13,216
Restricted Cash	105,200	123,305
Total Cash, Cash Equivalents and Restricted Cash	$115,673	$136,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Prosper Funding LLC (“PFL”) was formed in the state of Delaware in February 2012 as a limited liability company with the Prosper Marketplace, Inc. (“PMI”) as its sole equity member. Except as the context otherwise requires, as used in these Notes to the condensed consolidated financial statements of Prosper Funding LLC, “Prosper Funding,” “we,” “us,” and “our” refers to PFL and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis.
The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
Prosper Funding did not have any items of other comprehensive income (loss) for any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2020 and March 31, 2019.
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
2. Significant Accounting Policies
Prosper Funding's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no changes to these accounting policies during the first three months of 2020.
Fair Value Measurements
Financial instruments consist principally of Cash and Cash Equivalents, Restricted Cash, Borrower Loans, Loans Held for Sale, Accounts Receivable, Accounts Payable and Accrued Liabilities, Payable to Investors and Notes. The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short term nature.
Refer to Note 7 for additional fair value disclosures.
Restricted Cash
Restricted cash consists primarily of cash deposits, money market funds and short term certificate of deposit accounts held as collateral as required for long term leases, loan funding and servicing activities, and cash that investors have on our marketplace that has not yet been invested in Borrower Loans or disbursed to the investor.

Borrower Loans, Loans Held for Sale and Notes
With respect to the Note Channel, Prosper Funding purchases Borrower Loans from WebBank, then issues Notes and holds the Borrower Loans until maturity. The obligation to repay a series of Notes funded through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans and Notes funded through the Note Channel are carried on Prosper Funding’s condensed consolidated balance sheets as assets and liabilities, respectively.
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
Prosper Funding primarily uses a discounted cash flow model to estimate the fair value of Borrower Loans, Loans Held for Sale and Notes. The key assumptions used in the valuation include default rates and prepayment rates derived primarily from historical performance and discount rates based on estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.

Recent Accounting Pronouncements
Accounting Standards Adopted In The Current Period
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820); Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The guidance only affects disclosures in the notes to the consolidated financial statements and has no effect on Prosper Funding’s balance sheet or statements of operations.
Accounting Standards Issued, To Be Adopted By Prosper Funding In Future Periods
No issued and pending accounting standards were identified that are expected to have an impact on Prosper Funding.
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Internal-use software and web site development costs	$25,381	$24,930
Less accumulated depreciation and amortization	(18,366)	(17,381)
Total property and equipment, net	$7,015	$7,549

Depreciation expense for the three months ended March 31, 2020 and March 31, 2019 was $1.0 million and $1.1 million, respectively.

4. Borrower Loans and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of March 31, 2020 and December 31, 2019, are presented in the following table (in thousands):

	Borrower Loans		Notes
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Aggregate principal balance outstanding	$243,525	$248,702	$(244,046)	$(250,281)
Fair value adjustments	(15,866)	(3,565)	18,555	6,110
Fair value	$227,659	$245,137	$(225,491)	$(244,171)

At March 31, 2020, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92% and had various maturity dates through March 2025. At December 31, 2019, outstanding Borrower Loans had original maturities of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through December 2024.
As of March 31, 2020, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.2 million and a fair value of $0.2 million. As of December 31, 2019, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.6 million and a fair value of $0.8 million. Prosper Funding places loans on non-accrual status when they are over 120 days past due. As of March 31, 2020 and December 31, 2019, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.3 million, respectively.
5. Loan Servicing Assets
Prosper Funding accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total recognized gains and losses on the sale of such Borrower Loans were a $2.0 million gain and a $6.8 million loss for the three months ended March 31, 2020 and March 31, 2019, respectively.
As of March 31, 2020, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.4 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and various maturity dates through March 2025. At December 31, 2019, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and various maturity dates through December 2024.
Contractually-specified servicing fees and ancillary fees of $8.5 million and $10.8 million for the three months ended March 31, 2020 and March 31, 2019, respectively, are included on our condensed consolidated statements of operations in Servicing Fees, Net.
Fair Value Valuation Method
Prosper Funding uses a discounted cash flow valuation methodology generally consisting of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount..
Significant unobservable inputs presented in the table within Note 7 are those that Prosper Funding considers significant to the estimated fair values of the Level 3 Servicing Assets. The following is a description of the significant unobservable inputs provided in the table.
Market Servicing Rate
Prosper Funding estimates adequate market servicing rates that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. This rate is stated as a fixed percentage of outstanding principal balance on a per annum basis. Prosper Funding estimates these market servicing rates based on observable market rates for other loan types in the industry and bids from sub-servicing providers, adjusted for the unique loan attributes that are present in the specific loans that Prosper Funding sells and services and information from backup service providers.

Discount Rate
The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. Management used a range of discount rates for the Servicing Assets based on comparable observed valuations of similar assets and publicly available disclosures related to servicing valuations, with comparability adjustments made to account for differences with Prosper Funding’s Servicing Assets.
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
6. Income Taxes
Prosper Funding incurred no income tax provision for the three months ended March 31, 2020 and March 31, 2019. Prosper Funding is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a cumulative loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.
7. Fair Value of Assets and Liabilities
Prosper Funding has elected to record certain financial instruments at fair value on the balance sheet. Prosper Funding classifies Borrower Loans, Loans Held for Sale and Notes as financial instruments and assesses their fair value each on a quarterly basis for financial statement presentation purposes. Gains and losses on these financial instruments are shown separately on the condensed consolidated statements of operations.
At March 31, 2020 and December 31, 2019, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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

Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. Prosper Funding did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2020 or 2019.
Financial Instruments Recorded at Fair Value
The fair value of the Borrower Loans and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary cash flow assumptions used to value such Borrower Loans and Notes include default and prepayment rates derived primarily from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$227,659	$227,659
Servicing Assets	—	—	13,690	13,690
Total Assets	$—	$—	$241,349	$241,349
Liabilities:
Notes	$—	$—	$225,491	$225,491
Loan Trailing Fee Liability	—	—	2,646	2,646
Total Liabilities	$—	$—	$228,137	$228,137

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$245,137	$245,137
Servicing Assets	—	—	14,888	14,888
Total Assets	$—	$—	$260,025	$260,025
Liabilities:
Notes	$—	$—	$244,171	$244,171
Loan Trailing Fee Liability	—	—	2,997	2,997
Total Liabilities	$—	$—	$247,168	$247,168

As Prosper Funding’s Borrower Loans, Notes, Servicing Assets and loan trailing fee liability do not trade in an active market with readily observable prices, Prosper Funding uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.

Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	March 31, 2020	December 31, 2019
Discount rate	7.1% - 14.4%	4.4% - 12.1%
Default rate	3.3% - 23.1%	2.4% - 17.7%

Range
Servicing Assets	March 31, 2020	December 31, 2019
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 19.6%	1.7% - 18.8%
Prepayment rate	15.3% - 28.3%	16.5% - 28.1%
Market servicing rate (1)	0.625%	0.625%
(1) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of March 31, 2020 and December 31, 2019, the market rate for collection fees and non-sufficient fund fees was assumed to be 7 basis points and 6 basis points, respectively, for a weighted-average total market servicing rate of 69.5 basis points and 68.5 basis points respectively.

Range
Loan Trailing Fee Liability	March 31, 2020	December 31, 2019
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 19.6%	1.7% - 18.8%
Prepayment rate	15.3% - 28.3%	16.5% - 28.1%

Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis for three months ended March 31, 2020 and 2019 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2020	$245,137	$—	$(244,171)	$966
Originations	41,301	399,550	(40,575)	400,276
Principal repayments	(39,340)	—	40,588	1,248
Borrower Loans sold to third parties	(882)	(399,550)	—	(400,432)
Other changes	(91)	—	138	47
Change in fair value	(18,466)	—	18,529	63
Balance at March 31, 2020	$227,659	$—	$(225,491)	$2,168

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2019	$263,522	$—	$(264,003)	$(481)
Originations	44,223	490,855	(44,939)	490,139
Principal repayments	(41,198)	—	44,117	2,919
Borrower Loans sold to third parties	(974)	(490,855)	—	(491,829)
Other changes	(85)	—	601	516
Change in fair value	(5,589)	—	5,502	(87)
Balance at March 31, 2019	$259,899	$—	$(258,722)	$1,177

The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Fair Value at January 1, 2020	$14,888
Additions	2,196
Less: Changes in fair value	(3,394)
Fair Value at March 31, 2020	$13,690

Servicing Assets
Fair Value at January 1, 2019	$15,550
Additions	2,966
Less: Changes in fair value	(3,342)
Fair Value at March 31, 2019	$15,174

Loan Trailing Fee Liability
The fair value of the Loan Trailing Fee Liability represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2020	$2,997
Issuances	385
Cash payment of Loan Trailing Fee	(675)
Change in fair value	(61)
Fair Value at March 31, 2020	$2,646

Loan Trailing Fee Liability
Fair Value at January 1, 2019	$3,118
Issuances	566
Cash payment of Loan Trailing Fee	(658)
Change in fair value	58
Fair Value at March 31, 2019	$3,084
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at March 31, 2020 and December 31, 2019 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans	March 31, 2020	December 31, 2019
Fair value, using the following assumptions:	$227,659	$245,137
Weighted-average discount rate	10.66%	6.43%
Weighted-average default rate	14.82%	13.68%

Fair value resulting from:
100 basis point increase in discount rate	$225,683	$242,888
200 basis point increase in discount rate	223,751	240,691
Fair value resulting from:
100 basis point decrease in discount rate	$229,683	$247,442
200 basis point decrease in discount rate	231,754	249,805

Fair value resulting from:
100 basis point increase in default rate	$225,017	$241,930
200 basis point increase in default rate	222,389	238,807
Fair value resulting from:
100 basis point decrease in default rate	$230,315	$248,453
200 basis point decrease in default rate	232,986	251,777

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at March 31, 2020 and December 31, 2019 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	March 31, 2020	December 31, 2019
Fair value, using the following assumptions:	$225,491	$244,171
Weighted-average discount rate	10.66%	6.43%
Weighted-average default rate	14.82%	13.68%

Fair value resulting from:
100 basis point increase in discount rate	$223,530	$241,927
200 basis point increase in discount rate	221,614	239,737
Fair value resulting from:
100 basis point decrease in discount rate	$227,497	$246,471
200 basis point decrease in discount rate	229,552	248,828

Fair value resulting from:
100 basis point increase in default rate	$222,871	$240,958
200 basis point increase in default rate	220,265	237,831
Fair value resulting from:
100 basis point decrease in default rate	$228,124	$247,489
200 basis point decrease in default rate	230,773	250,817

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at March 31 2020 and December 31, 2019 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	March 31, 2020	December 31, 2019
Fair Value at March 31, 2020	$13,690	$14,888
Market servicing rate	0.625%	0.625%
Weighted-average prepayment rate	20.37%	20.99%
Weighted-average default rate	14.03%	12.67%

Fair value resulting from:
Market servicing rate increase to 0.65%	$12,848	$13,966
Market servicing rate decrease to 0.60%	14,532	15,811

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$13,417	$14,583
Applying a 0.9 multiplier to prepayment rate	13,966	15,197

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$13,493	$14,618
Applying a 0.9 multiplier to default rate	13,888	15,165
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

8. Commitments and Contingencies
Operating Commitments
Prosper entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining nine months of 2020 is $1.3 million. The minimum fees are $1.7 million and $0.1 million for the years 2021 and 2022, respectively.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of March 31, 2020, we were in compliance with the covenant.
Loan Purchase Commitments
Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $4.9 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2020. Prosper Funding will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2020.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper Funding and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of March 31, 2020 is $3.4 billion. Prosper Funding has accrued $0.4 million as of both March 31, 2020 and December 31, 2019 in regard to this obligation.
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
Prosper Funding’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be related parties of Prosper Funding for the three months ended March 31, 2020 and March 31, 2019 are summarized below (in thousands):

	Aggregate Purchases		Interest Earned
	Three Months Ended March 31,		Three Months Ended March 31,
Related Party	2020	2019	2020	2019
Executive officers and management	$6	$6	$1	$1
Directors (excluding executive officers and management)	—	—	—	—
Total	$6	$6	$1	$1

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

Related Party	March 31, 2020	December 31, 2019
Executive officers and management	$36	$35
Directors (excluding executive officers and management)	—	—
	$36	$35

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PROSPER MARKETPLACE, INC.
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks, and assumptions associated with these statements. This discussion should be read in conjunction with Prosper’s historical condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” sections and elsewhere in this Quarterly Report on Form 10-Q and Prosper’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

During the year ended December 31, 2019, our marketplace facilitated $2.7 billion in Borrower Loan originations, of which $2.5 billion were funded through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period. From inception through March 31, 2020, our marketplace facilitated $17.1 billion in Borrower Loan originations, of which $15.3 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. In the three months ended March 31, 2020, our marketplace facilitated $449 million in Borrower Loan originations, a decrease of 25% from the same period in 2019. The percentage of loans funded through the Whole Loan Channel for the three months ended March 31, 2020 was 91%.

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

Recent Developments
A novel strain of coronavirus, known as SARS-CoV-2, which causes COVID-19, first surfaced in December 2019. COVID-19 continues to spread globally and, at the time of this filing, the World Health Organization has declared the COVID-19 outbreak to be a global pandemic. The COVID-19 outbreak has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including declaration of a federal National State of Emergency, multiple cities and states declaring states of emergency, school and business closings, limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. We expect these efforts to continue and to possibly become more stringent. The financial markets have declined significantly and been subject to increased trading volatility due to uncertainty regarding the duration of the pandemic and the resulting economic disruption. In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs, and the Trump Administration and Congress are considering fiscal measures to address the economic and social consequences of the pandemic, including the CARES Act, which was signed into law on March 27, 2020. The CARES Act includes, among other matters, expanded eligibility for Small Business Administration loans under a new Paycheck Protection Program (“PPP loans”), provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits, and technical corrections to tax depreciation methods for qualified improvement property. As disclosed above in Note 20, Subsequent Events, to Prosper’s Notes to Consolidated Financial Statements, Prosper has obtained a PPP loan in the amount of $8.4 million, which we expect to apply towards payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Company is also deferring applicable payroll taxes as permitted under the CARES Act.
Prosper is also actively tracking the impact of COVID-19 on our communities, and offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to three monthly loan payments, the ability to reduce minimum monthly payments for up to six months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Borrowers are expressing significant interest in enrolling in Prosper’s COVID-19 relief programs, and we expect enrollment to continue to increase as long as the pandemic continues to trigger increased work stoppages and unemployment. Prosper is also complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans.
Over the last few years, Prosper has been tightening credit and focusing on borrowers’ ability and intent to pay in order to generate sustainable and attractive risk-adjusted returns for our investors. In light of changes in the economic environment caused by COVID-19, we have recently taken additional actions to actively manage investor returns and adapt to this rapidly changing environment. As a result, we expect to see a significant reduction in approved loan listings with higher risk C, D, E or HR Prosper Ratings.
The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. While marketplace activity has declined as a result of COVID-19, it is uncertain as to the full magnitude that the pandemic will have on our workforce, financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of COVID-19. Although Prosper cannot predict the length or gravity of the impacts of these events at this time, if the pandemic continues for an extended period of time, it may have a material adverse effect on our results of future operations, financial position, and liquidity.

Key Operating and Financial Metrics (in thousands)

	Three Months Ended March 31,
	2020	2019
Loan Originations	$449,380	$598,197
Transaction Fees, Net	20,413	26,294
Whole Loans Outstanding (1)	3,440,040	3,649,839
Servicing Fees, Net	6,057	6,202
Total Net Revenue	3,245	30,077
Core Revenue (2)	3,245	39,824
Net Income (Loss)	21,130	(22,714)
Adjusted EBITDA (2)	(31,942)	357
(1) Balance as of March 31.
(2) Core Revenue and Adjusted EBITDA are non-GAAP Financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable US GAAP measure, see “Non-GAAP Financial Measures.”
Loan Originations
From inception through March 31, 2020, a total of 1,324,135 Borrower Loans totaling $17.1 billion were originated through Prosper’s marketplace.

During the three months ended March 31, 2020, 32,690 Borrower Loans totaling $449.4 million were originated through Prosper’s marketplace, compared to 43,133 Borrower Loans totaling $598.2 million during the three months ended March 31, 2019. This represents a decrease of 24% in terms of the number of loans and a 25% decrease in the dollar amount of loans. The originations decrease for the quarter ended March 31, 2020 versus the quarter ended March 31, 2019 was due to greater competition for borrowers earlier in the first quarter of 2020, followed by tighter underwriting and higher borrower rates in March 2020 to address the negative economic impact of the COVID-19 outbreak.

Loan origination volume by Prosper Rating was as follows (in millions):

	Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
AA	$58.5	13%	$83.7	14%
A	104.6	23%	143.6	24%
B	109.8	24%	161.1	27%
C	107.5	24%	138.7	23%
D	35.0	8%	52.6	9%
E	10.6	2%	13.8	2%
HR	1.6	—%	4.7	1%
Other (1)	21.8	5%	—	—%
Total	$449.4		$598.2
(1) Represents loans originated through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.

For the three months ended March 31, 2020, the mix of originations on the Prosper platform was generally consistent with the mix for the three months ended March 31, 2019.
Results of Operations
The following table summarizes Prosper’s net income (loss) for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Total Net Revenues	$3,245	$30,077	$(26,832)	(89)%
Total Expenses	(17,919)	52,762	(70,681)	(134)%
Net Income (Loss) Before Taxes	21,164	(22,685)	43,849	(193)%
Income Tax Expense	34	29	5	17%
Net Income (Loss)	$21,130	$(22,714)	$43,844	(193)%

Total net revenues for the three months ended March 31, 2020 decreased $26.8 million, or 89%, when compared to the three months ended March 31, 2019. The decrease was primarily attributable to a $36.9 million loss from the Change in Fair Value of Financial Instruments, Net, which compared to a $1.7 million loss for the three months ended March 31, 2019, as the economic impact brought on by the COVID-19 outbreak negatively impacted the fair value of our Borrower Loans and Loans Held for Sale. These economic conditions also resulted in reduced originations in March, following greater competition for borrowers earlier in the quarter, contributing to a $5.9 million decrease in Transaction Fees, Net. These decreases were partially offset by the Fair Value of Warrants Vested on Sale of Borrower Loans, which had a $9.7 million negative revenue impact for the three months ended March 31, 2019, and no impact for the three months ended March 31, 2020. This was due to the maturity of the Consortium agreement in May 2019, after which no additional warrants were issued. There was also a $5.7 million increase in Net Interest Income due primarily to the additional interest income generated from two securitizations and one warehouse line subsequent to March 31, 2019.
Total expenses for the three months ended March 31, 2020 decreased $70.7 million from the same period in 2019, primarily due to a $55.4 million gain from the Change in Fair Value of Convertible Preferred Stock Warrants, as compared to a $10.1 million loss for the three months ended March 31, 2019. Additionally, there was a $5.1 million decrease in Sales and Marketing expenses due to declines in originations and our efforts to reduce costs. Accordingly, net income for the three months ended March 31, 2020 increased $43.8 million when compared to the net loss incurred for the three months ended March 31, 2019.

Revenues
The following tables summarize our revenues for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$20,413	$26,294	$(5,881)	(22)%
Servicing Fees, Net	6,057	6,202	(145)	(2)%
Gain on Sale of Borrower Loans	1,744	2,697	(953)	(35)%
Fair Value of Warrants Vested on the Sale of Borrower Loans	—	(9,747)	9,747	(100)%
Other Revenues	1,012	1,036	(24)	(2)%
Total Operating Revenues	29,226	26,482	2,744	10%

Interest Income:
Interest Income on Borrower Loans and Loans Held for Sale	27,644	18,428	9,216	50%
Interest Expense on Financial Instruments	(16,683)	(13,120)	(3,563)	27%
Net Interest Income	10,961	5,308	5,653	106%
Change in Fair Value of Financial Instruments, Net	(36,942)	(1,713)	(35,229)	n/m
Total Net Revenues	$3,245	$30,077	$(26,832)	(89)%
n/m: not meaningful
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
Transaction fees for the three months ended March 31, 2020 decreased by $5.9 million, or 22%, as compared to the corresponding period in 2019, primarily due to lower origination volumes, as discussed above.
Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper through the Whole Loan Channel typically pay Prosper a servicing fee which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates Prosper for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. We record Servicing Fees from investors as a component of operating revenue when received. The 2% decrease in Servicing Fees during the three months ended March 31, 2020 compared to 2019 was primarily due to a lower principal balance of whole loans serviced.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The $1.0 million decrease in the gain, or 35%, during the three months ended March 31, 2020 compared to the corresponding period in 2019 was primarily due to a decrease in the volume of whole loans sold due to lower origination volume, as discussed above.

Fair Value of Warrants Vested on the Sale of Borrower Loans
Fair Value of Warrants Vested on the Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vested when the Consortium purchased whole loans under the Consortium Purchase Agreement, which ended in May 2019. The increase of $9.7 million for the three months ended March 31, 2020 is due to the May 2019 termination of the Consortium Purchase Agreement, after which no further warrants have been issued.
Other Revenues
Other Revenues consist primarily of securitization fees and credit referral fees. Credit referral fees are where partner companies pay us an agreed upon amount for referrals of customers from our platform. Securitization fees represent fees Prosper earns to facilitate securitizations for purchasers of Borrower Loans. The changes in Other Revenues were not significant for the three months ended March 31, 2020 as compared to the corresponding period in 2019.
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
The increase of $5.7 million in Net Interest Income for the three months ended March 31, 2020 compared to the corresponding period in 2019 was primarily due to net interest income earned from the two securitization trusts and one warehouse trust subsequent to March 31, 2019.
Change in Fair Value of Financial Instruments, Net
Prosper records Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust at fair value. Changes in fair value of Borrower Loans funded through Note Channel are largely offset by the changes in fair value of the Notes due to their borrower payment-dependent structure. Prosper's obligation to pay principal and interest on Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of the servicing fee, which is generally 1.0% of the outstanding balance.
In 2018, Prosper began using Warehouse Lines to finance the purchase of Loans Held for Sale for the purpose of earning Net Interest Income and contributing to securitization transactions. Loans Held for Sale consist primarily of loans held in warehouse trusts. Changes in the fair value of Loans Held for Sale are not offset by changes in fair value of Warehouse Lines because Warehouse Lines are carried at amortized cost. See Note 10 of the accompanying notes to PMI’s condensed consolidated financial statements for more details on Warehouse Lines. During 2019, Prosper co-sponsored and consolidated three securitization transactions, two of which were consolidated after March 31, 2019. Refer to Note 6 of the accompanying notes to PMI’s condensed consolidated financial statements for additional information on those securitization transactions. Changes in fair value of Borrower Loans held in consolidated securitization trusts are partially offset by changes in fair value of the Certificates Issued by the Securitization Trusts. Changes in fair value of loans held in warehouse and securitization trusts are generally negative due to actual charge-offs and changes in fair value adjustments that are attributable to changes in expected credit performance and implied market discount rates. We earn interest income on loans held in warehouse and securitization trusts during the period we own the loans, which partially offsets changes in the fair value of those loans. The following table illustrates the composition of the loans held in warehouse and securitization trusts by Prosper Rating, which is an indicator of the credit quality:

	Three Months Ended March 31,
	2020	2019
Loans Held for Sale(1):
AA	13%	13%
A	32%	35%
B	39%	37%
C	12%	9%
D	3%	4%
E	1%	1%
HR	—%	1%
Grand Total	100%	100%

Borrower Loans - Securitizations(2):
AA	7%	11%
A	19%	16%
B	23%	26%
C	32%	27%
D	14%	14%
E	4%	5%
HR	1%	1%
Grand Total	100%	100%
(1) The percentages are calculated using the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.
(2)The percentages are calculated using the weighted-average of month-end principal balances of Borrower Loans by Prosper Rating.

Fair value of Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default rates and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. The loss in the Change in Fair Value of Financial Instruments, Net was $36.9 million for the three months ended March 31, 2020, as compared to a loss of $1.7 million for the corresponding period in 2019. In response to the negative economic impact brought on by the COVID-19 impact, we adjusted certain of our fair value assumptions for the three months ended March 31, 2020 to reflect available market information and market feedback, which resulted in the increase in the loss year-over-year. Refer to Note 7 of the accompanying condensed consolidated financial statements for additional information on fair value assumptions.
The following table details the changes in our fair value of our financial instruments for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three Months Ended March 31,
	2020	2019
Assets:
Borrower Loans	$(53,196)	$(6,923)
Loans Held for Sale	(14,252)	(1,309)

Liabilities:
Notes	18,529	5,502
Certificates Issued by Securitization Trust	11,981	516
	$(36,938)	$(2,214)

Expenses
The following table summarizes Prosper’s expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Expenses
Origination and Servicing	$8,446	$8,161	$285	3%
Sales and Marketing	11,242	16,341	(5,099)	(31)%
General and Administrative - Research and Development	4,522	4,456	66	1%
General and Administrative - Other	13,640	14,312	(672)	(5)%
Change in Fair Value of Convertible Preferred Stock Warrants	(55,449)	10,058	(65,507)	(651)%
Restructuring Charges	—	82	(82)	(100)%
Other Income, Net	(320)	(648)	328	(51)%
Total Expenses	$(17,919)	$52,762	$(70,681)	(134)%

As of March 31, 2020, Prosper had 403 full-time employees compared to 416 full-time employees as of March 31, 2019. The following table reflects full-time employees as of March 31, 2020 and 2019 by functional area:

	March 31, 2020	March 31, 2019
Origination and Servicing	149	163
Sales and Marketing	17	17
General and Administrative - Research and Development	102	97
General and Administrative - Other	135	139
Total Headcount	403	416
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The increase in Origination and Servicing costs for the three months ended March 31, 2020 as compared to the corresponding period in 2019 was not significant.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended March 31, 2020 as compared to the same period in 2019, the decrease of $5.1 million, or 31%, was largely driven by decreases of (a) $2.3 million in direct mailing costs, (b) $2.0 million in partnership costs and (c) $0.8 million in digital marketing costs. These decreases reflect our efforts to optimize our marketing programs to improve efficiencies, combined with declines in originations during the period, as discussed above. We plan to continue to optimize and manage spend for the foreseeable future, especially in light of the current environment.
General and Administrative - Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees and related vendor costs. The increase in General and Administrative – Research and Development for the three months ended March 31, 2020 as compared to the same period in 2019 was not significant.
General and Administrative - Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The decrease in General and Administrative - Other costs for the three months ended March 31, 2020, as compared to the same period in 2019, was $0.7 million, or 5%. This decrease was primarily attributable to a $0.4 million decline in compensation and benefits costs, which was generally in line with the change in headcount for the period.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $55.4 million for the three months ended March 31, 2020, due to a decrease in the fair value of the underlying Convertible Preferred Stock. Change in Fair Value of Convertible Preferred Stock warrants was a loss of $10.1 million for the same period in 2019, due to an increase in the fair value of the underlying Convertible Preferred Stock for that period.
Other Income, Net
Other Income, Net for the three months ended March 31, 2020 primarily consists of interest income on cash and cash equivalents, as well as sublease income. The decrease in Other Income, Net for the three months ended March 31, 2020, as compared to the corresponding period in 2019, was primarily due to a decline in interest income, as our outstanding cash, cash equivalents and available for sale investments all decreased from the prior year.
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
Core Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for Total Net Revenue which has been prepared in accordance with U.S. GAAP. These limitations include the following:
•Core Revenue is net of Fair Value of Warrants Vested on Sale of Borrower Loans, which was historically our largest contra revenue item (no amount has been recorded since May 2019, when the Consortium agreement ended); and
•Other companies, including companies in our industry, may calculate Core Revenue differently or not at all, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Core Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Core Revenue for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Total Net Revenues	$3,245	$30,077
Less: Fair Value of Warrants Vested on Sale of Borrower Loans	—	(9,747)
Core Revenue	$3,245	$39,824

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as Net Income (Loss) adjusted for interest income on Available for Sale Investments and Cash and Cash Equivalents, SEC Settlement Costs, Income Tax Expense, depreciation and amortization, impairment of Intangible Assets, stock based compensation expense, Fair Value of Warrants Vested on the Sale of Borrower Loans, Restructuring Charges, and Change in Fair Value of Convertible Preferred Stock Warrants. The

presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.
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

The following table presents a reconciliation of Net Income (Loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net Income (Loss)	$21,130	$(22,714)
Fair Value of Warrants Vested on Sale of Borrower Loans	—	9,747
Depreciation expense:
Servicing and Origination	1,369	1,146
General and Administration - Other	582	654
Amortization of Intangibles	55	70
Stock-Based Compensation	505	1,614
Restructuring Charges	—	82
Change in the Fair Value of Warrants	(55,449)	10,058
Interest Income on Available for Sale Securities, Cash and Cash Equivalents	(168)	(329)
Income Tax Expense	34	29
Adjusted EBITDA	$(31,942)	$357

Expenses on the condensed consolidated statements of operations include the following amounts of stock based compensation for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Origination and Servicing	$38	$196
Sales and Marketing	11	83
General and Administrative	456	1,335
Total Stock-Based Compensation	$505	$1,614

Liquidity and Capital Resources
We anticipate that our available funds, Warehouse Lines, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future. However, there remains significant uncertainty regarding the future impact of the COVID-19 outbreak on our financial condition and liquidity. As more fully described in Note 20 - Subsequent Events of the accompanying condensed consolidated financial statements, as well as the Recent Developments section above, we have taken actions to optimize our liquidity, which include obtaining an $8.4 million loan under the PPP, deferring certain payroll taxes, implementing salary reductions for all employees with annualized base salaries greater than $100,000 effective May 1, 2020, suspending certain benefits such as 401(k) match for all employees effective July 1, 2020, reducing third-party spend and limiting discretionary expenses where possible. We plan to apply the PPP loan proceeds towards payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

The following table summarizes Prosper’s cash flow activities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net Income (Loss)	$21,130	$(22,714)

Net cash used in operating activities	(18,276)	(31,622)
Net cash provided by investing activities	36,265	16,110
Net cash (used in) provided by financing activities	(44,064)	21,439
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,075)	5,927
Cash, cash equivalents and restricted cash at the beginning of the period	220,408	207,059
Cash, cash equivalents and restricted cash at the end of the period	$194,333	$212,986

Net Cash, Cash Equivalents and Restricted Cash decreased by $26.1 million for the three months ended March 31, 2020, based on the following components:
Operating Activities: $18.3 million in cash was used in operating activities, primarily driven by less cash held on the platform that is classified as Restricted Cash, as well as $7.3 million in net purchases of Loans Held for Sale.
Investing Activities: $36.3 million in cash was provided by investing activities due to (a) $80.9 million in principal payments on Borrower Loans, offset by (b) $41.3 million in purchases of Borrower Loans and (c) $3.4 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $44.1 million in cash was used in financing activities, primarily driven by payments on Notes and Certificates Issued by Securitization Trusts of $66.8 million, offset by proceeds from Warehouse Lines of $22.7 million.
Net Cash, Cash Equivalents and Restricted Cash increased $5.9 million for the three months ended March 31, 2019 based on the following components:
Operating Activities: $31.6 million in cash was used in operating activities, primarily driven by less cash held on the platform that is classified as Restricted Cash, as well as $26.2 million in net purchases of Loans Held for Sale.
Investing Activities: $16.1 million in cash was provided by investing activities, primarily due to $18.0 million in maturities on Available for Sale Securities, partially offset by $2.8 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $21.4 million in cash was provided by financing activities, primarily driven by $31.8 million in proceeds from Warehouse Lines and $1.1 million in proceeds from securitization issuance, partially offset by $7.9 million in principal payments on Notes and Certificates Issued by Securitization Trusts and $4.4 million in debt issuance costs.
Due to volatility in the financial markets brought on by the COVID-19 outbreak, we may not be able to access the securitization market in the near future. Despite this, we believe our liquidity needs are met through transaction fees, servicing fees, net interest income, proceeds from sales of loans and interests in existing securitization transactions, draws on Warehouse Lines, and Cash and Cash Equivalents. Management is continuing to monitor the impact of the COVID-19 pandemic on our financial results and operations. If the financial results anticipated are not achieved, whether due to COVID-19 or otherwise, our sources of liquidity may not be sufficient to meet our operating and liquidity requirements without obtaining additional liquidity which may not be available on favorable terms or at all.
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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Critical Accounting Policies
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to these critical accounting estimates during the first three months of 2020.

PROSPER FUNDING LLC
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with Prosper Funding’s historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper Funding’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” sections and elsewhere in this Quarterly Report on Form 10-Q and Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
Recent Developments
A novel strain of coronavirus, known as SARS-CoV-2, which causes COVID-19, first surfaced in December 2019. COVID-19 continues to spread globally and, at the time of this filing, the World Health Organization has declared the COVID-19 outbreak to be a global pandemic. The COVID-19 outbreak has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including declaration of a federal National State of Emergency, multiple cities and states declaring states of emergency, school and business closings, limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. We expect these efforts to continue and to possibly become more stringent. The financial markets have declined significantly and been subject to increased trading volatility due to uncertainty regarding the duration of the pandemic and the resulting economic disruption. In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs, and the Trump Administration and Congress are considering fiscal measures to address the economic and social consequences of the pandemic, including the CARES Act, which was signed into law on March 27, 2020. The CARES Act includes, among other matters, expanded eligibility for Small Business Administration loans under a new Paycheck Protection Program (“PPP loans”), provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits, and technical corrections to tax depreciation methods for qualified improvement property.
Prosper is also actively tracking the impact of COVID-19 on our communities, and offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to three monthly loan payments, the ability to reduce minimum monthly payments for up to six months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Borrowers are expressing significant interest in enrolling in Prosper’s COVID-19 relief programs, and we expect enrollment to continue to increase as long as the pandemic continues to trigger increased work stoppages and unemployment. Prosper is also complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans.
Over the last few years, Prosper has been tightening credit and focusing on borrowers’ ability and intent to pay in order to generate sustainable and attractive risk-adjusted returns for our investors. In light of changes in the economic environment caused by COVID-19, we have recently taken additional actions to actively manage investor returns and adapt to this rapidly changing environment. As a result, we expect to see a significant reduction in approved loan listings with higher risk C, D, E or HR Prosper Ratings.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. While marketplace activity has declined as a result of COVID-19, it is uncertain as to the full magnitude that the pandemic will have on Prosper’s workforce, financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of COVID-19. Although Prosper Funding cannot predict the length or gravity of the impacts of these events at this time, if the pandemic continues for an extended period of time, it may have a material adverse effect on our results of future operations, financial position, and liquidity.
Results of Operations
Overview
The following table summarizes Prosper Funding’s net income for the three and three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Total Net Revenues	$15,159	$17,445	$(2,286)	(13)%
Total Expenses	13,611	16,154	(2,543)	(16)%
Net Income	$1,548	$1,291	$257	20%

Total net revenues for the three months ended March 31, 2020 decreased $2.3 million, a 13% decrease from the three months ended March 31, 2019, primarily due to the decreased number of loan listings on the marketplace during the period, which resulted in decreased administration fee revenue for the listing-driven portion of such fee. Total expenses for the three months ended March 31, 2020 decreased $2.5 million, a 16% decrease from the three months ended March 31, 2019, primarily due to decreased origination volume of Borrower Loans and lower administrative fee per loan listing during the period. The decreases in loan listings and originations are due to greater competition for borrowers earlier in the first quarter of 2020, followed by tighter underwriting and higher borrower rates in March 2020 to address the negative economic impact of the COVID-19 outbreak.
Net income for the three months ended March 31, 2020 increased $0.3 million, a 20% increase from the three months ended March 31, 2019, primarily due to the decreased expenses described above.
Revenues
The following table summarizes Prosper Funding’s revenue for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenues
Operating Revenues:
Administration Fee Revenue - Related Party	$5,835	$16,975	$(11,140)	(66)%
Servicing Fees, Net	6,459	6,645	(186)	(3)%
Gain (Loss) on Sale of Borrower Loans	2,000	(6,827)	8,827	(129)%
Other Revenues	180	57	123	216%
Total Operating Revenues	14,474	16,850	(2,376)	(14)%
Interest Income on Borrower Loans	9,838	10,331	(493)	(5)%
Interest Expense on Notes	(9,216)	(9,649)	433	(4)%
Net Interest Income	622	682	(60)	(9)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	63	(87)	150	(172)%
Total Net Revenue	$15,159	$17,445	$(2,286)	(13)%

Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by PFL to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay PFL a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a rebate fee based on rebates given to investors as an incentive to purchase Borrower Loans from PFL. The decrease in Administrative Fee Revenue of $11.1 million for the three months ended March 31, 2020, as compared to the corresponding period in 2019, was primarily due to (a) no additional rebates being provided under the Consortium Purchase Agreement after the agreement ended in May 2019 and (b) the decrease in loan listings posted on the marketplace for the period.
Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper Funding through the Whole Loan Channel typically pay Prosper Funding a servicing fee, which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loans prior to applying the current payment. The servicing fee compensates Prosper Funding for the costs incurred in servicing the Borrower Loans, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. Prosper Funding records Servicing Fees from investors as a component of operating revenue when received. The decrease in Servicing Fees of $0.2 million for the three months ended March 31, 2020, as compared to the corresponding period in 2019, was primarily due to a lower outstanding balance of Borrower Loans.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains and losses on Borrower Loans sold through the Whole Loan Channel. This account went from a loss of $6.8 million for the three months ended March 31, 2019 to a $2.0 million gain for the three months ended March 31, 2020. This $8.8 million increase was primarily due to the fact that no rebates were issued related to Consortium warrants for the three months ended March 31, 2020, as the related Consortium Purchase Agreement ended in May 2019. These rebates totaled $9.7 million for the three months ended March 31, 2019.
Other Revenues
Other Revenues consists primarily of fees earned from facilitating securitizations for whole loan purchasers. Other Revenues for the three months ended March 31, 2020 and 2019 were not significant.
Interest Income on Borrower Loans and Interest Expense on Notes
Prosper Funding recognizes interest income on Borrower Loans originated through the Note Channel using the accrual method based on the stated interest rate to the extent Prosper Funding believes them to be collectable. Prosper Funding also records interest expense on the corresponding Notes using the accrual method based on the contractual interest rates. The interest rate charged on the Borrower Loans is generally 1% higher than the interest rate paid on the corresponding Notes in order to compensate Prosper Funding for servicing the Borrower Loans.
Overall, the decrease in net interest income for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily driven by the decrease in volume of Borrower Loans originated through the Note Channel.
Change in Fair Value of Financial Instruments
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net captures losses from a change in fair value estimates using discounted cash flow methodologies that are based upon a set of valuation assumptions. The key assumptions used in valuation include default and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the corresponding Notes due to the borrower payment dependent structure. Loans Held for Sale are primarily comprised of Borrower Loans held for short durations and their valuation uses the same approach as the Borrower Loans.
The following table summarizes the fair value adjustments for the three month periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Borrower Loans	$(18,466)	$(5,589)
Notes	18,529	5,502
Total	$63	$(87)
Expenses
The following table summarizes Prosper Funding’s expenses for the three month periods ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$12,364	$14,991	$(2,627)	(18)%
Servicing	1,193	1,067	126	12%
General and Administrative	54	96	(42)	(44)%
Total Expenses	$13,611	$16,154	$(2,543)	(16)%

Administration Fee Expense - Related Party
Pursuant to the Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month Prosper Funding is required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding. The decrease of Administration Fee expense of $2.6 million for the three months ended March 31, 2020, as compared to the same period 2019, was primarily due to the decreased origination volume of Borrower Loans for the current period.
Servicing
Servicing costs consist primarily of vendor costs and depreciation of internal-use software costs associated with servicing Borrower Loans. The increase in Servicing costs for the three months ended March 31, 2020, as compared to the corresponding period in 2019, was not significant.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. General and Administrative costs were not significant for the three months ended March 31, 2020 and 2019.
Liquidity and Capital Resources
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future. However, there remains significant uncertainty regarding the future impact of the COVID-19 outbreak on our financial condition and liquidity. Management is continuing to monitor the impact of COVID-19 on its operations and financial results.

The following table summarizes Prosper Funding’s cash flow activities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net Income	$1,548	$1,291

Net cash used in operating activities	(513)	(7,833)
Net cash used in investing activities	(1,662)	(3,649)
Net cash (used in) provided by financing activities	(13)	822
Net decrease in cash, cash equivalents and restricted cash	(2,188)	(10,660)
Cash, cash equivalents and restricted cash at the beginning of the period	117,861	147,181
Cash, cash equivalents and restricted cash at the end of the period	$115,673	$136,521

Net Cash, Cash Equivalents and Restricted Cash decreased $2.2 million for the three months ended March 31, 2020, based on the following components:
Operating Activities: $0.5 million was used in operating activities, primarily driven by less cash held on the platform by investors that is classified as Restricted Cash.
Investing Activities: $1.7 million was used in investing activities, due to purchases of Borrower Loans of $41.3 million and property and equipment of $0.6 million, partially offset by $40.2 million in principal payments under Borrower Loans.
Financing Activities: Cash used in financing activities was not significant, as payments on Notes and proceeds on the issuance of Notes both totaled $40.6 million.
Net Cash, Cash Equivalents and Restricted Cash decreased $10.7 million for the three months ended March 31, 2019, based on the following components:
Operating Activities: $7.8 million was used in operating activities, primarily driven by less cash held on the platform by investors that is classified as Restricted Cash.
Investing Activities: $3.6 million was used in investing activities, due to purchases of Borrower Loans of $44.2 million and property and equipment of $1.6 million, partially offset by $42.2 million in principal payments under Borrower Loans.
Financing Activities: $0.8 million was provided by financing activities due to $44.9 million in proceeds from the issuance of Notes, partially offset by $44.1 million in payments on Notes.
Income Taxes
Prosper Funding incurred no income tax expense for the three months ended March 31, 2020 and 2019. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of March 31, 2020, Prosper Funding has not engaged in any off-balance sheet financing activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk
Prosper Marketplace, Inc.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Loans Held for Sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Loans Held for Sale held on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale, which have declined in market value due to changes in interest rates, as stated above, as well as the economic impact of the COVID-19 outbreak. Additionally, if the fair value of the Loans Held for Sale continues to decline, we may not be able to repay the Warehouse Lines using the sale of Loans Held for Sale alone. Changes in the market value of Loans Held for Sale are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $153.2 million and $142.0 million as of March 31, 2020 and December 31, 2019, respectively.
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
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $154.4 million and $131.6 million as of March 31, 2020 and December 31, 2019, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently out of the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
Prosper had cash and cash equivalents of $52.9 million and $64.6 million as of March 31, 2020 and December 31, 2019, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 7, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the combined fair value of Borrower Loans and Loans Held for Sale is $675.6 million as of March 31, 2020, determined using a weighted-average discount rate of 11.79%. The combined fair value of Borrower Loans and Loans Held for Sale was $776.0 million as of December 31, 2019, determined using a weighted-average discount rate of 7.00%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $5.9 million and $7.1 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of March 31, 2020 and December 31, 2019, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $6.0 million and $7.3 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of March 31, 2020 and December 31, 2019, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.

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
The fair values of Borrower Loans and the related Notes are determined using discounted cash flow methodologies based upon a set of valuation assumptions. The fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.
Prosper Funding had cash and cash equivalents of $10.5 million as of March 31, 2020, and $7.5 million as of December 31, 2019. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of March 31, 2020. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Prosper's disclosure set forth under Note 17, Commitments and Contingencies—West Virginia Matter, of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Prosper Funding's disclosure set forth under Note 8, Commitments and Contingencies—West Virginia Matter, of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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
Item 1A. Risk Factors
You should carefully consider all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019.

RISKS RELATED TO BORROWER DEFAULT

Loss rates on the Borrower Loans may increase as a result of economic conditions beyond our control and beyond the control of the borrower, such as the current COVID-19 pandemic.

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

Borrowers may be more likely to incur additional unsecured or secured debt in an effort to mitigate economic harm caused by COVID-19, which may further reduce their likelihood of repaying Borrower Loans.

The global spread of COVID-19 and the self-quarantine and shelter-in-place public health orders issued in response have forced many businesses to suspend their operations. The resulting economic contraction has had a particularly deleterious effect on small businesses, self-employed individuals and independent contractors whose livelihoods depend on providing in-person goods and services. In response, in March 2020, Congress enacted and the president signed into law the Coronavirus Preparedness and Response Supplemental Appropriations Act and the CARES Act. The relief measures provided by these laws include expanding eligibility criteria for Small Business Administration loan programs. To the extent the COVID-19 pandemic and legislation passed in response to the pandemic result in borrowers incurring additional debt above and beyond ordinary levels, borrowers’ overall ability to repay Borrower Loans may be further impaired.

RISKS INHERENT IN INVESTING IN THE NOTES

We may choose or be required to implement payment and collections relief programs in response to the COVID-19 pandemic and other public health emergencies or crises, which may extend or otherwise alter the repayment schedule of Borrower Loans and reduce the expected return on the corresponding Notes.

The continued spread of COVID-19 has caused significant market volatility and workforce disruptions. With an increasing number of state and local governments imposing self-quarantine and shelter-in-place orders to protect public health, unemployment levels are rising as businesses are forced to curtail operations. Prosper recognizes the serious economic hardship triggered by COVID-19, and is offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to three monthly loan payments and waived late and non-sufficient funds fees. Prosper is also complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans.

Prosper’s current COVID-19 relief options for qualified borrowers allow borrowers to skip loan payments or temporarily reduce their minimum monthly payments and extend the maturity date of their loans which could impact investor returns on corresponding Notes. No payments will be made on any corresponding Notes during a month in which a borrower relying on our COVID-19 relief options skips a loan payment. Likewise, to the extent Prosper is required to comply with state mandates to pause collections activity on delinquent loans, investors will not receive recoveries on any Notes corresponding to Borrower Loans that cannot be collected upon while such mandates are in effect. Prosper continues to actively monitor the impact of COVID-19 on economic conditions.

RISKS RELATED TO PFL AND PMI, OUR MARKETPLACE AND OUR ABILITY TO SERVICE THE NOTES

A decline in economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.

As a lending marketplace, we believe our customers are highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. These external economic conditions and resulting trends or uncertainties could adversely impact our customers’ ability or desire to participate in our marketplace as borrowers or investors, and consequently could negatively affect our business and results of operations. The current COVID-19 pandemic has created turbulent economic conditions, with many businesses grinding to a halt in response to public health orders to shelter in place. Over 36 million people have filed unemployment claims in the U.S. since March 15, with the unemployment rate reaching a record 14.7 percent in April 2020.

Prosper has experienced a decline in marketplace participation as a result of COVID-19. If the effects of COVID-19 continue for an extended period of time and we are unable to originate sufficient loan volumes or attract sufficient investor purchase commitments from new and existing investors, our business and results of operations may be materially adversely affected.

If the security of PFL’s investors’ and borrowers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, users’ secure information may be stolen, our reputations may be harmed, and we may be exposed to liability.

As with any entity with a significant Internet presence, we and the third parties that Prosper uses for website hosting and mobile technologies occasionally have experienced cyber-attacks, breaches of our and their systems and other similar incidents, which to-date have not had a material effect on our business, operations or reputation. Future attacks are likely to occur. Our marketplace stores PFL’s investors’ and borrowers’ bank information and other personally-identifiable sensitive data. Any accidental or willful security breaches or other unauthorized access could cause users’ secure information to be stolen and used for criminal purposes. Security breaches or unauthorized access to secure information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee or contractor error, malfeasance, faulty password management or otherwise, or if design flaws in the relevant software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any investors’ or borrowers’ data, PFL’s relationships with its users could be severely damaged, and PFL (or PMI) could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and PMI’s third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our users to lose confidence in the effectiveness of PFL’s and PMI's data security measures. Further, California has recently enacted the California Consumer Privacy Act, a comprehensive bill that affords individuals in the state affected by data breaches a private right of action against companies that have allegedly been the target of such breaches due to a failure to implement and maintain appropriate cybersecurity policies and procedures. Any security breach, whether actual or perceived, would harm our reputations, and we could lose users.

In addition, we face an increased risk of cyber-attacks during the novel coronavirus (COVID-19) pandemic, which has forced us and many other companies to institute remote work protocols in order to protect the health and safety of employees and comply with shelter-in-place mandates by public health officials. Prosper uses industry standard technologies to maintain secure remote work protocols and protect sensitive data within its control, and we require employees to complete security awareness training at regular intervals. However, we are necessarily limited in our ability to control or ensure the security of networks that employees use to work remotely. Further, cybersecurity experts and officials are reporting increased phishing, spoofing and other cyber-attack efforts during COVID-19, as hackers seek to take advantage of the uptick in remote work and continued public interest in COVID-19 developments.

Any significant disruption in service in our marketplace or in PMI’s computer systems could adversely affect PMI’s ability to perform its obligations under the Administration Agreement.

PMI’s ability to perform its obligations under the Administration Agreement could be materially and adversely affected by events outside of its control. The satisfactory performance, reliability and availability of PMI’s technology and its underlying network infrastructure are important to our respective operations, level of customer service, reputation and ability to attract new users and retain existing users. PMI’s system hardware is hosted in several hosting facilities located in Las Vegas, Nevada; Scottsdale, Arizona; The Dalles, Oregon; and Council Bluffs, Iowa. Our hosting facilities service providers do not guarantee that access to our marketplace or to PMI’s own systems will be uninterrupted, error-free or secure. The operation of our marketplace and PMI's operation of its own systems depend on our service providers’ ability to protect the relevant systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity or other environmental concerns, computer viruses or other attempts to harm them, criminal acts and similar events. As noted above, there is an increased risk of cyber-attacks during the COVID-19 pandemic, which has forced many companies to implement remote work protocols and resulted in greater attempts by malicious actors to carry out cyber-attacks. If PMI’s arrangement with any hosting facilities service provider is terminated, or there is a lapse of service or damage to such provider’s facilities, PMI could experience interruptions in providing its services under the Administration Agreement, PFL could experience interruptions in the operations of our marketplace, and both could experience delays and additional expense in arranging new facilities. Any interruptions or delays in PMI’s performance of its services or in the functioning of and accessibility of our marketplace, whether as a result of a hosting facility service provider or other third-party error, PMI’s error, natural disasters or security breaches, whether accidental or willful, could harm PFL’s relationships with users and its reputation. Additionally, in the event of damage or interruption, PMI’s insurance policies may not be sufficient for PMI to adequately compensate PFL for any losses that it may incur. PMI’s disaster recovery plan has not been tested under actual disaster conditions, and PMI may not have sufficient capacity to recover all data and services in the event of an outage at one or more hosting facilities. These factors could prevent PMI from processing or posting payments on the Borrower Loans or the Notes, damage PFL’s brand and reputation, divert the attention of PMI’s employees, reduce PFL’s revenue, subject PMI or PFL to liability and cause users to abandon our marketplace, any of which could adversely affect our respective businesses, financial condition and results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Prosper – None.
Prosper Funding – Information for this Item is not required for Prosper Funding because it meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q; Prosper Funding is therefore filing this Form with the reduced disclosure format.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Director Resignations
On May 12, 2020, Nigel W. Morris resigned from the board of directors (the “Board”) of PMI and the Risk Committee of the Board on which he served, effective as of May 14, 2020. Mr. Morris’ resignation did not involve a disagreement with PMI on any matter relating to its operations, policies or practices.
On May 12, 2020, Patrick W. Grady resigned from the Board of PMI and the Audit Committee and Compensation Committee of the Board on which he served, effective as of May 14, 2020. Mr. Grady’s resignation did not involve a disagreement with PMI on any matter relating to its operations, policies or practices.
Director Appointment
On May 15, 2020, Thomas R. Kearney was appointed as an independent director of the Board of PMI, effective immediately. Mr. Kearney is also expected to be named to the Audit Committee of the Board.
In connection with Mr. Kearney’s appointment as a director of PMI, he entered into a Board of Directors Offer Letter (the “Offer Letter”) dated as of May 15, 2020. Pursuant to the Offer Letter, as compensation for his service on the Board, Mr. Kearney will receive (a) an annual independent director’s fee of $75,000, to be paid on a quarterly basis; and (b) an option to purchase 1,000,000 shares of PMI’s common stock at an exercise price equal to the fair market value of the common stock on the grant date, subject to the approval of the Compensation Committee of the Board. The option will vest over a four-year period, subject to and in accordance with the terms of the Offer Letter.
There are no arrangements or understandings between Mr. Kearney and any other persons pursuant to which Mr. Kearney was selected as a director, and there are no transactions in which Mr. Kearney has an interest requiring disclosure under Item 404(a) of Regulation S-K.
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

4.3	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

10.1	Promissory Note, dated April 24, 2020, by and between Broadway National Bank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI’s Current Report on Form 8-K, filed on April 30, 2020)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (1)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (1)

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

May 15, 2020	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer and President of Prosper Funding LLC
(Principal Executive Officer)

May 15, 2020	/s/ Usama Ashraf
Usama Ashraf
Chief Financial Officer of Prosper Marketplace, Inc.
Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)