Form 10-Q
period 2020-06-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2020-08-14
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
As of August 10, 2020, there were 68,455,641 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
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
•our ability to service the Borrower Loans, and our ability or the ability of a third-party debt collector to pursue collection against any borrower, including in the event of fraud or identity theft;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Cash and Cash Equivalents	$46,575	$64,635
Restricted Cash (1)	143,318	155,773
Accounts Receivable (1)	1,047	1,695
Loans Held for Sale, at Fair Value (1)	216,243	142,026
Borrower Loans, at Fair Value (1)	457,487	634,019
Property and Equipment, Net	30,490	31,296
Prepaid and Other Assets (1)	6,528	5,694
Servicing Assets	10,073	12,602
Goodwill	36,368	36,368
Intangible Assets, Net	610	720
Total Assets	$948,739	$1,084,828
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$12,044	$19,937
Payable to Investors	102,405	101,092
Notes, at Fair Value	209,987	244,171
Notes Issued by Securitization Trust (1)	235,353	347,662
Certificates Issued by Securitization Trust, at Fair Value (1)	31,571	52,168
Warehouse Lines (1)	198,857	131,583
Other Liabilities	27,248	21,726
Convertible Preferred Stock Warrant Liability	74,998	149,996
Total Liabilities	892,463	1,068,335
Commitments and Contingencies (see Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of June 30, 2020 and December 31, 2019; 209,613,570 issued and outstanding as of June 30, 2020 and December 31, 2019. Aggregate liquidation preference of $370,456 as of June 30, 2020 and December 31, 2019.	322,748	322,748
Stockholders' Deficit
Common Stock – $0.01 par value; 625,000,000 shares authorized; 69,391,576 shares issued and 68,455,641 shares outstanding, as of June 30, 2020; 69,387,836 shares issued and 68,451,901 shares outstanding, as of December 31, 2019.	208	208
Additional Paid-In Capital	152,428	151,416
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(395,691)	(434,462)
Total Stockholders' Deficit	(266,472)	(306,255)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$948,739	$1,084,828
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

	June 30, 2020	December 31, 2019
Assets of consolidated VIEs, included in total assets above
Restricted Cash	$27,090	$39,118
Accounts Receivable	—	73
Loans Held for Sale, at Fair Value	216,243	142,026
Borrower Loans, at Fair Value	245,712	388,882
Prepaid and Other Assets	2,487	2,928
Total assets of consolidated variable interest entities	$491,532	$573,027
Liabilities of consolidated VIEs, included in total liabilities above
Notes Issued by Securitization Trust	$235,353	$347,662
Certificates Issued by Securitization Trust, at Fair Value	31,571	52,168
Warehouse Lines	198,857	131,583
Total liabilities of consolidated variable interest entities	$465,781	$531,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Operating Revenues
Transaction Fees, Net	$11,401	$33,876	$31,814	$60,171
Servicing Fees, Net	4,660	5,172	10,717	11,375
Gain on Sale of Borrower Loans	617	3,559	2,361	6,256
Fair Value of Warrants Vested on Sale of Borrower Loans	—	(7,805)	—	(17,553)
Other Revenue	566	2,188	1,578	3,223
Total Operating Revenues	17,244	36,990	46,470	63,472
Interest Income
Interest Income on Borrower Loans and Loans Held for Sale	26,645	23,543	54,289	41,972
Interest Expense on Financial Instruments	(15,270)	(15,645)	(31,953)	(28,765)
Net Interest Income	11,375	7,898	22,336	13,207
Change in Fair Value of Financial Instruments, Net	(2,362)	(1,958)	(39,304)	(3,671)
Total Net Revenue	26,257	42,930	29,502	73,008
Expenses
Origination and Servicing	7,365	9,427	15,811	17,589
Sales and Marketing	5,022	21,450	16,264	37,791
General and Administrative	15,720	17,908	33,882	36,677
Impairment Expense	228	—	228	—
Restructuring Charges, Net	—	5	—	86
Change in Fair Value of Convertible Preferred Stock Warrants	(19,549)	(4,729)	(74,998)	5,327
Other Income, Net	(204)	(591)	(524)	(1,237)
Total Expenses	8,582	43,470	(9,337)	96,233
Net Income (Loss) Before Taxes	17,675	(540)	38,839	(23,225)
Income Tax Expense	34	29	68	58
Net Income (Loss)	$17,641	$(569)	$38,771	$(23,283)
Less: Net Income Allocated to Participating Securities	(13,153)	—	(28,908)	—
Net Income (Loss) Attributable to Common Stockholders	$4,488	$(569)	$9,863	$(23,283)
Net Income (Loss) Per Share – Basic	$0.07	$(0.01)	$0.14	$(0.33)
Net Income (Loss) Per Share – Diluted	$0.02	$(0.01)	$0.03	$(0.33)
Weighted-Average Shares – Basic	68,455,641	70,502,797	68,454,872	70,494,945
Weighted-Average Shares – Diluted	281,847,412	70,502,797	282,057,163	70,494,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (Loss)	$17,641	$(569)	$38,771	$(23,283)
Other Comprehensive Income
Change in Net Unrealized Gain on Available for Sale Investments, at Fair Value	—	11	—	21
Other Comprehensive Income, Before Tax	—	11	—	21
Income Tax Effect	—	—	—	—
Other Comprehensive Income, Net of Tax	—	11	—	21
Comprehensive Income (Loss), Net of Tax	$17,641	$(558)	$38,771	$(23,262)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	209,613,570	$322,748	73,629,136	$208	(5,177,235)	$(23,417)	$151,416	$—	$(434,462)	$(306,255)
Exercise of vested stock options	—	—	3,740	—	—	—	1	—	—	1
Stock-based Compensation Expense	—	—	—	—	—	—	557	—	—	557
Net Income	—	—	—	—	—	—	—	—	21,130	21,130
Balance as of March 31, 2020	209,613,570	$322,748	73,632,876	$208	(5,177,235)	$(23,417)	$151,974	$—	$(413,332)	$(284,567)
Stock-based compensation expense	—	—	—	—	—	—	454	—	—	454
Net Income	—	—	—	—	—	—	—	—	17,641	17,641
Balance as of June 30, 2020	209,613,570	$322,748	73,632,876	$208	(5,177,235)	$(23,417)	$152,428	$—	$(395,691)	$(266,472)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	214,637,925	$323,793	75,652,445	$229	(5,177,235)	$(23,417)	$145,486	$(13)	$(420,751)	$(298,466)
Exercise of vested stock options	—	—	16,085	—	—	—	4	—	—	4
Stock-based Compensation Expense	—	—	—	—	—	—	1,714	—	—	1,714
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	10	—	10
Net Loss	—	—	—	—	—	—	—	—	(22,714)	(22,714)
Balance as of March 31, 2019	214,637,925	$323,793	75,668,530	$229	(5,177,235)	$(23,417)	$147,204	$(3)	$(443,465)	$(319,452)
Exercise of vested stock options	—	—	75,231	1	—	—	8	—	—	9
Stock-based compensation expense	—	—	—	—	—	—	1,316	—	—	1,316
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	11	—	11
Net Loss	—	—	—	—	—	—	—	—	(569)	(569)
Balance as of June 30, 2019	214,637,925	$323,793	75,743,761	$230	(5,177,235)	$(23,417)	$148,528	$8	$(444,034)	$(318,685)

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from Operating Activities:
Net Income (Loss)	$38,771	$(23,283)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments, Net	39,300	5,045
Depreciation and Amortization	4,041	3,743
Amortization of Operating Lease Right-of-Use Asset	1,752	1,632
Impairment of Operating Lease Right-of-Use Asset	228	—
Gain on Sales of Borrower Loans	(2,703)	(6,378)
Change in Fair Value of Servicing Rights	5,232	6,621
Stock-Based Compensation Expense	897	2,850
Fair Value of Warrants Vested on Sale of Borrower Loans	—	17,553
Change in Fair Value of Convertible Preferred Stock Warrants	(74,998)	5,327
Other, Net	264	1,303
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(622,122)	(1,161,237)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	568,402	1,108,814
Accounts Receivable	648	4,035
Prepaid and Other Assets	(834)	(601)
Accounts Payable and Accrued Liabilities	(7,599)	601
Payable to Investors	1,313	(12,727)
Other Liabilities	(2,804)	(2,632)
Net Cash Used in Operating Activities	(50,212)	(49,334)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(65,664)	(86,064)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	150,262	106,940
Purchases of Property and Equipment	(5,286)	(5,032)
Purchases of Available for Sale Investments, at Fair Value	—	(1,488)
Maturities of Available for Sale Investments	—	22,271
Net Cash Provided by Investing Activities	79,312	36,627
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	65,043	86,713
Payments of Notes Held at Fair Value	(77,107)	(85,728)
Principal Payments on Notes Issued by Securitization Trust	(113,423)	(30,221)
Principal Payments on Certificates Issued by Securitization Trust	(9,875)	(4,272)
Proceeds from Securitization Issuance	—	5,454
Proceeds from Warehouse Lines	73,299	69,411
Principal payments on Warehouse Lines	(6,000)	—
Proceeds from Paycheck Protection Program loan	8,447	—
Payment for Debt Issuance Costs	—	(6,608)
Proceeds from Exercise of Warrants and Stock Options	1	13
Net Cash (Used in) Provided by Financing Activities	(59,615)	34,762
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(30,515)	22,055
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	220,408	207,059
Cash, Cash Equivalents and Restricted Cash at End of the Period	$189,893	$229,114

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$30,522	$27,560
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	413	411
Non-Cash Investing Activity - Consolidation of Borrower Loans, at Fair Value	$—	$(262,565)
Non-Cash Financing Activity - Issuance of Securitization Notes and Certificates	—	395,544
Non-Cash Financing Activity - Derecognition of Warehouse Line debt	—	(130,322)

Reconciliation to Amounts on Consolidated Balance Sheets
Cash and Cash Equivalents	$46,575	$68,124
Restricted Cash	143,318	160,990
Total Cash, Cash Equivalents and Restricted Cash	$189,893	$229,114

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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no changes to these accounting policies during the first six months of 2020 unless noted below.
Fair Value Measurements
Financial instruments measured at fair value consist principally of Borrower Loans, Loans Held for Sale, Servicing Assets, Notes, Certificates Issued by Securitization Trust and Convertible Preferred Stock Warrant Liability. The estimated fair values of other financial instruments, including Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short-term nature. The estimated fair values of Notes Issued by Securitization Trust and Warehouse Lines do not approximate their carrying values due primarily to differences in the stated and market rates associated with these instruments.
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
In 2019, Prosper began refinancing the purchase of Borrower Loans through the Whole Loan Channel through securitization transactions, which issue senior notes, risk retention interests and residual certificates. Associated securitization trusts are deemed consolidated VIEs, and as a result the Borrower Loans held in the securitization trusts are included in “Borrower Loans, at Fair Value,” senior notes sold to third party investors are included in “Notes Issued by Securitization Trust,” and the risk retention interest and residual certificates held by third party investors are included in “Certificates Issued by Securitization Trust, at Fair Value” on the accompanying condensed consolidated balance sheets. Refer to Note 6, Securitization for additional disclosures.
Prosper uses Warehouse Lines to purchase Loans Held for Sale that may be subsequently contributed to securitization transactions or sold to investors. Loans Held for Sale are included in “Loans Held for Sale, at Fair Value” on the Consolidated Balance Sheets. See Note 10, Debt for more details on Warehouse Lines.
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
Prosper has elected the fair value option for Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in fair value of Borrower Loans held in consolidated securitization trusts are partially offset by changes in fair value of the Certificates Issued by Securitization Trust. Changes in fair value of Loans Held for Sale are recorded through Proper's earnings and Prosper collects interest on Loans Held for Sale. Changes in the fair values of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust are included in “Change in Fair Value of Financial Instruments, Net” on the Consolidated Statements of Operations.
Prosper primarily uses a discounted cash flow model to estimate the fair value of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust. The key assumptions used in the valuation include default rates and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.
Leases
Management determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are included on the Consolidated Balance Sheets in Property and Equipment, Net and in Other Liabilities, respectively. For certain leases with original terms of twelve months or less, PMI recognizes the lease expense as incurred and does not record ROU assets and lease liabilities.
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
Recent Accounting Pronouncements
Accounting Standards Adopted by the Company in the Current Year
In June 2016, the Financial Accounting Standards Board (“FASB”) amended guidance related to impairment of financial instruments as part of Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which is effective for interim and annual periods beginning after December 15, 2019. Prosper adopted the standard in the first quarter of 2020. For loans accounted for at amortized cost, the guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. Because Prosper accounts for Borrower Loans at fair value through net income there was no impact on Prosper loan portfolios upon adoption. For certain available for sale investments, the guidance requires recognition of expected credit losses through recording an allowance for credit losses. The recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The amendments to the available for sale debt securities impairment model did not have a material impact on the Company's consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year and early adoption is permitted. The Company adopted the new guidance in the first quarter of 2020, and will prospectively capitalize all eligible costs related to cloud computing arrangements starting January 1, 2020. There was, however, no impact on the Company’s consolidated financial statements for the first six months of 2020.

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
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP on contract modifications and hedge accounting, in order to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative referenced rates, such as the Secured Overnight Financing Rate. This ASU can be adopted after its issuance date through December 31, 2022. The Company is currently evaluating the impact reference rate reform will have on its contracts that reference LIBOR in order to determine whether to adopt this guidance.
3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$15,694	$16,213
Computer equipment	13,724	13,420
Internal-use software and website development costs	32,057	28,904
Office equipment and furniture	2,999	2,999
Leasehold improvements	7,158	7,158
Assets not yet placed in service	3,697	2,445
Property and equipment	75,329	71,139
Less: Accumulated depreciation and amortization	(44,839)	(39,843)
Total Property and Equipment, Net	$30,490	$31,296

Depreciation and amortization expense for Property and Equipment for the three months ended June 30, 2020 and June 30, 2019 was $2.0 million and $1.8 million, respectively. Depreciation and amortization expense for Property and Equipment for the six months ended June 30, 2020 and June 30, 2019 was $3.9 million and $3.6 million, respectively. These charges are included in General and Administrative expenses on the condensed consolidated statements of operations. Prosper capitalized internal-use software and website development costs in the amount of $2.1 million and $2.3 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $4.8 million and $4.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 16.
4. Borrower Loans, Loans Held for Sale, and Notes, Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of June 30, 2020 and December 31, 2019, are presented in the following table (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Aggregate principal balance outstanding	$497,817	$647,209	$227,127	$143,261	$(227,675)	$(250,281)
Fair value adjustments	(40,330)	(13,190)	(10,884)	(1,235)	17,688	6,110
Fair value	$457,487	$634,019	$216,243	$142,026	$(209,987)	$(244,171)
Borrower Loans
At June 30, 2020, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through June 2025. At December 31, 2019, outstanding Borrower Loans had original maturities of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through December 2024.
As of June 30, 2020, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.9 million and a fair value of $0.4 million. As of December 31, 2019, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $6.5 million and a fair value of $1.9 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of June 30, 2020 and December 31, 2019, Borrower Loans in non-accrual status had a fair value of $0.6 million and $0.7 million, respectively.
Loans Held for Sale
At June 30, 2020, outstanding Loans Held for Sale had original terms to maturity between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various maturity dates through June 2025. At December 31, 2019, outstanding Loans Held for Sale had original terms to maturity between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various maturity dates through December 2024. Fair value adjustments recorded in earnings on loans invested in by the Company resulted in net losses of $13.8 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively. Interest income earned on Loans Held for Sale by the Company was $11.6 million and $7.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively.
As of June 30, 2020, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.7 million and a fair value of $0.1 million. As of December 31, 2019, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.7 million and a fair value of $0.2 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of June 30, 2020 and December 31, 2019, Loans Held for Sale in non-accrual status had a fair value of $0.1 million (for both periods).
5. Loan Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The total gain recognized on the sale of such Borrower Loans for the three months ended June 30, 2020 was $0.7 million, recognized in Gain on Sale of Borrower Loans on the condensed consolidated statement of operations. The total gains and losses recognized on the sale of such Borrower Loans for the three months ended June 30, 2019 consisted of a gain of $3.6 million, and a loss of $7.8 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium. The total gain recognized on the sale of such Borrower Loans for the six months ended June 30, 2020 was $2.7 million, recognized in Gain on Sale of Borrower Loans on the condensed consolidated statement of operations. The total gains and losses recognized on the sale of such Borrower Loans for the six months ended June 30, 2019 was a gain of $6.3 million, and a loss of $17.6 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium.
As of June 30, 2020, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $2.6 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and various maturity dates through June 2025. At December 31, 2019, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.1 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and various maturity dates through December 2024.
Contractually-specified servicing fees and ancillary fees totaling $7.3 million and $9.4 million for the three months ended June 30, 2020 and 2019, respectively, and $16.5 million and $18.5 million for the six months ended June 30, 2020 and 2019, respectively, are included on the condensed consolidated statements of operations in Servicing Fees, Net.

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
6.  Securitizations
In 2019, Prosper co-sponsored and retained residual certificates in securitizations of unsecured personal whole loans facilitated through our marketplace with an aggregate outstanding principal balance of $573.0 million through three securitization trusts (PMIT 2019-1, PMIT 2019-2, and PMIT 2019-4). Each securitization trust issued senior notes, a risk retention interest and residual certificates to finance the purchase of Borrower Loans. The risk retention interest represents the right to receive 5.0% of all amounts collected on the Borrower Loans held by the securitization trusts. The resulting senior notes were sold to third party investors. Prosper retained 65.5%, 16.4%, and 19.6% of the residual certificates issued by PMIT 2019-1, PMIT 2019-2, and PMIT 2019-4, respectively. The remaining residual certificates and all the risk retention interests are held by third-party investors. In addition to the retained residual certificates, Prosper's continued involvement includes loan servicing responsibilities over the life of the underlying loans.
PMIT 2019-1, 2019-2 and 2019-4 are deemed VIEs. Prosper consolidated the VIEs as the primary beneficiary because Prosper, through its role as the servicer, has both the power to direct the activities that most significantly affect the VIEs' economic performance and a variable interest that could potentially be significant to the VIEs through holding the retained residual certificates. In evaluating whether Prosper is the primary beneficiary, management considers both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIEs. Management assesses whether Prosper is the primary beneficiary of the VIEs on an on-going basis. For these VIEs, the creditors have no recourse to the general credit of Prosper and the liabilities of the VIEs can only be settled by the respective VIEs' assets. Additionally, the assets of the VIEs can be used only to settle obligations of the VIEs. Because Prosper consolidates the securitization trusts, the loans held in the securitization trusts are included in “Borrower Loans, at Fair Value”, the notes sold to third party investors recorded in “Notes Issued by Securitization Trust”, and the risk retention interests and residual certificates held by third party investors in “Certificates Issued by Securitization Trust, at Fair Value” in the condensed consolidated balance sheets.
PMIT 2019-1
The notes under the PMIT 2019-1 securitization were issued in three classes: Class A in the amount of $127.3 million, Class B in the amount of $25.0 million and Class C in the amount of $19.3 million (collectively, the “2019-1 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.54%, 4.03% and 5.27%, respectively. Principal and interest payments began in March 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $2.3 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $59.1 million on the condensed consolidated balance sheets as of June 30, 2020 and are secured by Borrower Loans at fair value of $60.4 million included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of June 30, 2020. The risk retention and residual certificates held by third party investors at fair value of $5.5 million are included in “Certificates Issued by Securitization Trust, at Fair Value” on the condensed consolidated balance sheets as of June 30, 2020.
PMIT 2019-2
The notes under the PMIT 2019-2 securitization were issued in three classes: Class A in the amount of $110.1 million, Class B in the amount of $31.4 million and Class C in the amount of $32.7 million (collectively, the “2019-2 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.20%, 3.69% and 5.05%, respectively. Principal and interest payments began in July 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $1.9 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $83.8 million on the condensed consolidated balance sheets as of June 30, 2020 and are secured by Borrower Loans at fair value of $87.8 million of included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of June 30, 2020. The risk retention and residual certificates held by third party investors at fair value of $12.4 million are included in “Certificates Issued by Securitization Trust, at Fair Value” on the condensed consolidated balance sheets as of June 30, 2020.
PMIT 2019-4
The notes under the PMIT 2019-4 securitization were issued in three classes: Class A in the amount of $102.6 million, Class B in the amount of $19.5 million and Class C in the amount of $16.8 million (collectively, the “2019-4 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 2.48%, 3.2% and 4.95% respectively. Principal and interest payments began in December 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $1.2 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in Notes Issued by Securitization Trust with a balance of $92.4 million and are secured by Borrower Loans with a fair value of $97.6 million as of June 30, 2020. The risk retention interest and residual certificates held by third party investors at fair value of $13.6 million are included in “Certificates Issued by Securitization Trust, at Fair Value” in the condensed consolidated balance sheets as of June 30, 2020.
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
Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. Prosper did not transfer any assets or liabilities in or out of Level 3 for the three and six months ended June 30, 2020 or 2019.

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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 12 for further details.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$457,487	$457,487
Loans Held for Sale	—	—	216,243	216,243
Servicing Assets	—	—	10,073	10,073
Total Assets	$—	$—	$683,803	$683,803
Liabilities:
Notes	$—	$—	$209,987	$209,987
Certificates Issued by Securitization Trust, at Fair Value	—	—	31,571	31,571
Convertible Preferred Stock Warrant Liability	—	—	74,998	74,998
Loan Trailing Fee Liability	—	—	2,403	2,403
Total Liabilities	$—	$—	$318,959	$318,959

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$634,019	$634,019
Loans Held for Sale	—	—	142,026	142,026
Servicing Assets	—	—	12,602	12,602
Total Assets	$—	$—	$788,647	$788,647
Liabilities:
Notes	$—	$—	$244,171	$244,171
Certificates Issued by Securitization Trust	—	—	52,168	52,168
Convertible Preferred Stock Warrant Liability	—	—	149,996	149,996
Loan Trailing Fee Liability	—	—	2,997	2,997
Total Liabilities	$—	$—	$449,332	$449,332

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

Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at June 30, 2020 and December 31, 2019:

Range
Borrower Loans, Loans Held for Sale and Notes	June 30, 2020	December 31, 2019
Discount rate	6.4% - 15.9%	4.4% - 12.2%
Default rate	2.3% - 19.0%	2.1% - 18.6%

Range
Certificates Issued by Securitization Trust	June 30, 2020	December 31, 2019
Discount rate	8.8% - 19.9%	4.0% - 15.0%
Default rate	3.2% - 17.7%	2.0% - 17.0%
Prepayment rate	11.1% - 34.2%	14.5% - 33.0%

Range
Servicing Assets	June 30, 2020	December 31, 2019
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 19.4%	1.7% - 18.8%
Prepayment rate	15.3% - 28.5%	16.5% - 28.1%
Market servicing rate (1) (2)	0.625% - 0.818%	0.625%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of June 30, 2020 were measured using a market servicing rate assumption of 81.8 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 62.5 basis points.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of June 30, 2020 and December 31, 2019, the market rate for collection fees and non-sufficient fund fees was assumed to be 4 basis points and 6 basis points, respectively, for a total market servicing rate range of 66.5 - 85.8 basis points and a total market servicing rate of 68.5 basis points, respectively.

Range
Loan Trailing Fee Liability	June 30, 2020	December 31, 2019
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 19.4%	1.7% - 18.8%
Prepayment rate	15.3% - 28.5%	16.5% - 28.1%

At June 30, 2020 and December 31, 2019, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans.

Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at January 1, 2020	$634,019	$142,026	$(244,171)	$(52,168)	$479,706
Purchase of Borrower Loans/Issuance of Notes	65,664	622,122	(65,043)	—	622,743
Principal repayments	(179,552)	(43,076)	77,107	9,875	(135,646)
Borrower Loans sold to third parties	(4,254)	(491,782)	—	—	(496,036)
Other changes	(158)	779	(257)	341	705
Change in fair value	(58,232)	(13,826)	22,377	10,381	(39,300)
Balance at June 30, 2020	$457,487	$216,243	$(209,987)	$(31,571)	$432,172

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at January 1, 2019	$263,522	$183,788	$(264,003)	$—	$183,307
Purchase of Borrower Loans/Issuance of Notes	348,629	1,161,237	(86,713)	(51,595)	1,371,558
Transfers in (Transfers out)	147,773	(147,773)	—	—	—
Principal repayments	(134,031)	(26,529)	85,728	4,272	(70,560)
Borrower Loans sold to third parties	(1,886)	(1,053,308)	—	—	(1,055,194)
Other changes	91	89	603	(603)	180
Change in fair value	(17,299)	(2,542)	10,960	3,836	(5,045)
Balance at June 30, 2019	$606,799	$114,962	$(253,425)	$(44,090)	$424,246

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at April 1, 2020	$522,404	$153,236	$(225,491)	$(35,316)	$414,833
Purchase of Borrower Loans/Issuance of Notes	24,363	222,572	(24,468)	—	222,467
Principal repayments	(82,837)	(24,516)	36,520	5,042	(65,791)
Borrower Loans sold to third parties	(1,991)	(136,148)	—	—	(138,139)
Other changes	584	673	(396)	303	1,164
Change in fair value	(5,036)	426	3,848	(1,600)	(2,362)
Balance at June 30, 2020	$457,487	$216,243	$(209,987)	$(31,571)	$432,172

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at April 1, 2019	$448,710	$106,640	$(258,722)	$(19,134)	$277,494
Purchase of Borrower Loans/Issuance of Notes	213,370	670,382	(41,774)	(30,979)	810,999
Transfers in (Transfers out)	33,457	(33,457)	—	—	—
Principal repayments	(77,402)	(11,790)	41,611	3,139	(44,442)
Borrower Loans sold to third parties	(912)	(615,835)	—	—	(616,747)
Other changes	(48)	255	2	(436)	(227)
Change in fair value	(10,376)	(1,233)	5,458	3,320	(2,831)
Balance at June 30, 2019	$606,799	$114,962	$(253,425)	$(44,090)	$424,246

The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three and six month periods ending June 30, 2020 and 2019 (in thousands):

Servicing Assets
Fair Value at January 1, 2020	$12,602
Additions	2,703
Less: Changes in fair value	(5,232)
Fair Value at June 30, 2020	$10,073

Servicing Assets
Fair Value at January 1, 2019	$14,687
Additions	6,378
Derecognition	(1,049)
Less: Changes in fair value	(6,629)
Fair Value at June 30, 2019	$13,387

Servicing Assets
Fair Value at April 1, 2020	$11,742
Additions	729
Less: Changes in fair value	(2,398)
Fair Value at June 30, 2020	$10,073

Servicing Assets
Fair Value at April 1, 2019	$13,814
Additions	3,636
Derecognition	(685)
Less: Changes in fair value	(3,378)
Fair Value at June 30, 2019	$13,387

The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three and six month periods ending June 30, 2020 and 2019 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2020	$149,996
Change in fair value	(74,998)
Balance as of June 30, 2020	$74,998

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2019	$143,679
Issuance of Stock Warrants	17,553
Change in fair value	5,327
Balance as of June 30, 2019	$166,559

Convertible Preferred Stock Warrant Liability
Balance as of April 1, 2020	$94,547
Change in fair value	(19,549)
Balance as of June 30, 2020	$74,998

Convertible Preferred Stock Warrant Liability
Balance as of April 1, 2019	$163,483
Issuance of Stock Warrants	7,805
Change in fair value	(4,729)
Balance as of June 30, 2019	$166,559

Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three and six month periods ending June 30, 2020 and 2019 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2020	$2,997
Issuances	625
Cash Payment of Loan Trailing Fee	(1,271)
Change in Fair Value	52
Balance at June 30, 2020	$2,403

Loan Trailing Fee Liability
Balance at January 1, 2019	$3,118
Issuances	1,297
Cash Payment of Loan Trailing Fee	(1,298)
Change in Fair Value	132
Balance at June 30, 2019	$3,249

Loan Trailing Fee Liability
Balance at April 1, 2020	$2,646
Issuances	240
Cash Payment of Loan Trailing Fee	(596)
Change in Fair Value	113
Balance at June 30, 2020	$2,403

Loan Trailing Fee Liability
Balance at April 1, 2019	$3,084
Issuances	731
Cash Payment of Loan Trailing Fee	(640)
Change in Fair Value	74
Balance at June 30, 2019	$3,249

Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2020 and December 31, 2019 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale	June 30, 2020	December 31, 2019
Fair value, using the following assumptions:	$673,730	$776,045
Weighted-average discount rate	11.59%	7.00%
Weighted-average default rate	13.15%	12.63%

Fair value resulting from:
100 basis point increase in discount rate	$667,986	$768,924
200 basis point increase in discount rate	$662,372	$761,971
Fair value resulting from:
100 basis point decrease in discount rate	$679,607	$783,344
200 basis point decrease in discount rate	$685,623	$790,823

Fair value resulting from:
10 percent increase in default rate	$666,236	$765,894
20 percent increase in default rate	$658,771	$756,007
Fair value resulting from:
10 percent decrease in default rate	$681,254	$786,541
20 percent decrease in default rate	$688,814	$797,065

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2020 and December 31, 2019 for Notes are presented in the following table (in thousands, except percentages).

Notes	June 30, 2020	December 31, 2019
Fair value, using the following assumptions:	$209,987	$244,171
Weighted-average discount rate	11.23%	6.43%
Weighted-average default rate	13.60%	13.68%

Fair value resulting from:
100 basis point increase in discount rate	$208,194	$241,927
200 basis point increase in discount rate	$206,441	$239,737
Fair value resulting from:
100 basis point decrease in discount rate	$211,821	$246,471
200 basis point decrease in discount rate	$213,698	$248,828

Fair value resulting from:
10 percent increase in default rate	$207,637	$240,958
20 percent increase in default rate	$205,297	$237,831
Fair value resulting from:
10 percent decrease in default rate	$212,345	$247,489
20 percent decrease in default rate	$214,715	$250,817

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2020 and December 31, 2019 for Certificates Issued by Securitization Trust are presented in the following table (in thousands, except percentages).

Certificates Issued by Securitization Trust	June 30, 2020	December 31, 2019
Fair value, using the following assumptions:	$31,571	$52,168
Weighted-average discount rate	14.55%	9.59%
Weighted-average default rate	13.86%	10.12%
Weighted-average prepayment rate	22.40%	21.41%

Fair value resulting from:
100 basis point increase in discount rate	$31,313	$51,813
200 basis point increase in discount rate	$31,060	$51,466
Fair value resulting from:
100 basis point decrease in discount rate	$31,836	$52,533
200 basis point decrease in discount rate	$32,108	$52,909

Fair value resulting from:
10 percent increase in default rate	$29,670	$48,986
20 percent increase in default rate	$27,777	$45,926
Fair value resulting from:
10 percent decrease in default rate	$33,482	$55,369
20 percent decrease in default rate	$35,405	$58,613

Fair value resulting from:
10 percent increase in prepayment rate	$31,514	$52,085
20 percent increase in prepayment rate	$31,451	$52,008
Fair value resulting from:
10 percent decrease in prepayment rate	$31,631	$52,253
20 percent decrease in prepayment rate	$31,693	$52,340

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2020 and December 31, 2019 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	June 30, 2020	December 31, 2019
Fair value, using the following assumptions	$10,073	$12,602
Weighted-average market servicing rate	0.632%	0.625%
Weighted-average prepayment rate	20.67%	20.99%
Weighted-average default rate	13.47%	12.67%

Fair value resulting from:
Market servicing rate increase of 0.025%	$9,467	$11,825
Market servicing rate decrease of 0.025%	$10,680	$13,387

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$9,872	$12,348
Applying a 0.9 multiplier to prepayment rate	$10,276	$12,868

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$9,925	$12,377
Applying a 0.9 multiplier to default rate	$10,222	$12,840

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

Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

June 30, 2020	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$46,575	$46,575	$—	$—	$46,575
Restricted Cash	143,318	—	143,318	—	143,318
Accounts Receivable	1,047	—	1,047	—	1,047
Total Assets	$190,940	$46,575	$144,365	$—	$190,940
Liabilities:
Accounts Payable and Accrued Liabilities	$12,044	$—	$12,044	$—	$12,044
Payable to Investors	102,405	—	102,405	—	102,405
Notes Issued by Securitization Trust	235,353	—	228,924	—	228,924
Warehouse Lines	198,857	—	198,212	—	198,212
Total Liabilities	$548,659	$—	$541,585	$—	$541,585

December 31, 2019	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$64,635	$64,635	$—	$—	$64,635
Restricted Cash	155,773	—	155,773	—	155,773
Accounts Receivable	1,695	—	1,695	—	1,695
Total Assets	$222,103	$64,635	$157,468	$—	$222,103
Liabilities:
Accounts Payable and Accrued Liabilities	$19,937	$—	$19,937	$—	$19,937
Payable to Investors	101,092	—	101,092	—	101,092
Notes Issued by Securitization Trust	347,662	—	353,028	—	353,028
Warehouse Lines	131,583	—	131,090	—	131,090
Total Liabilities	$600,274	$—	$605,147	$—	$605,147

8. Goodwill and Other Intangible Assets
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2019 did not change during the six months ended June 30, 2020. The Company did not record goodwill impairment expense for the six months ended June 30, 2020 and 2019.
Other Intangible Assets
The following table presents the detail of other intangible assets subject to amortization for the period presented (dollars in thousands):

	June 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,440)	610	4.8
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(7,560)	$610

Prosper’s intangible asset balance was $0.6 million and $0.7 million at June 30, 2020 and December 31, 2019, respectively. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period.
Amortization expense for the three months ended June 30, 2020 and 2019 was $0.1 million and $0.1 million, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 was $0.1 million and $0.1 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2020 (remainder thereof)	$110
2021	172
2022	136
2023	107
2024	85
Total	$610

9. Other Liabilities
Other Liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Loan trailing fee	$2,403	$2,997
Deferred revenue	132	241
Deferred income tax liability	473	405
Operating lease liability	15,311	17,507
Paycheck Protection Program loan (Note 10)	8,447	—
Other	482	576
Total Other Liabilities	$27,248	$21,726

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
Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of June 30, 2020, Prosper was in compliance with the covenants under each Warehouse Agreement.
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
Under the amended agreement, the PWIT Warehouse Line bears interest at a rate of LIBOR plus 2.9% and has an advance rate of 89%. Additionally, the PWIT Warehouse Line bears a monthly unused commitment fee of 0.50% per annum on the undrawn portion available under the PWIT Warehouse Line.

As of June 30, 2020, Prosper had $100.3 million in debt and accrued interest outstanding under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $114.6 million included in “Loans Held for Sale, at Fair Value” on the condensed consolidated balance sheets. At June 30, 2020 the undrawn portion available under the Warehouse Line was $99.7 million. Prosper incurred $1.8 million of deferred debt issuance costs, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.
Prosper purchased a swaption to limit the Company's exposure to increases in LIBOR. The swaption is recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments, Net on the Consolidated Statement of Operations. The fair value of the swaption was not material at June 30, 2020.
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
As of June 30, 2020, Prosper had $98.5 million in debt and accrued interest outstanding under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $110.8 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. At June 30, 2020 the undrawn portion available under the PWIIT Warehouse Line was $201.5 million. Prosper incurred $2.1 million of deferred debt issuance costs, which are included in Prepaids and Other Assets and amortized to interest expense over the term of the revolving arrangement.
Paycheck Protection Program Loan
The Paycheck Protection Program (“PPP”), established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and sponsored by the U.S. Small Business Administration (“SBA”), provides small businesses – sole proprietors, independent contractors, and, with certain industry exceptions, businesses with fewer than 500 employees – the opportunity to apply for a loan of up to $10 million to cover up to 24 weeks (the “covered period”) of payroll costs, including benefits. Funds may also be used to cover interest on mortgage obligations, leases, and utilities incurred or in place before February 15, 2020. PPP loan payments are deferred as described below, and, based on SBA guidance, will be forgiven as long as (i) loan proceeds are used for covered expenses, (ii) full-time employee headcount is maintained during the eight-week period covered by the PPP loan and (iii) compensation for employees who earned less than $100,000 on an annualized basis in 2019 is not reduced by more than 25% during the covered period. For purposes of calculating maximum loan eligibility, payroll costs per employee are capped at $100,000 on an annualized basis. Due to anticipated high PPP participation rates, the SBA expects that not more than 40% of any forgiven loan amount may be for non-payroll costs.
In April 2020, the Company obtained an $8.4 million loan under the PPP. The loan accrues interest at one percent per annum and has a two year term. Payments under the loan are deferred until the earlier of (a) August 2021 or (b) receipt of forgiveness of the loan from the lender and the SBA. The Company used the PPP Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. As of June 30, 2020, principal and interest outstanding under the PPP loan totaled $8.5 million and is included in Other Liabilities on the accompanying condensed consolidated balance sheet.
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

Proper computes its earnings (loss) per share using the two-class method in ASC Topic 260. The two-class method allocates earnings that otherwise would have been available to common shareholders to holders of participating securities. Management considers all series of our Convertible Preferred Stock to be participating securities due to their rights to participate in dividends with Common Stock. As such, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders.
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock was entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that were made to common stockholders and consequently, these shares were considered participating securities. During the periods ended June 30, 2020 and 2019, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
The weighted average shares used in calculating basic and diluted Net Income (Loss) Per Share excludes certain shares that are disclosed as outstanding shares in the Consolidated Balance Sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted income (loss) per share was calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net Income (Loss)	$17,641	$(569)	$38,771	$(23,283)
Less: net income allocated to participating securities	(13,153)	—	(28,908)	—
Net income (loss) available to common stockholders	$4,488	$(569)	$9,863	$(23,283)
Denominator:
Weighted average shares used in computing net income (loss) per share - basic	68,455,641	70,502,797	68,454,872	70,494,945
Effect of dilutive securities:
Stock options	126,926	—	337,446	—
Convertible preferred stock warrants	213,264,845	—	213,264,845	—
Weighted average shares used in computing diluted net income (loss) per share - diluted	281,847,412	70,502,797	282,057,163	70,494,945
Net income (loss) per share - basic	$0.07	$(0.01)	$0.14	$(0.33)
Net income (loss) per share - diluted	$0.02	$(0.01)	$0.03	$(0.33)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding	209,613,570	214,637,925	209,613,570	214,637,925
Stock options issued and outstanding	73,045,220	73,234,877	72,460,458	71,592,576
Warrants issued and outstanding	1,080,349	1,080,349	1,080,349	1,080,349
Series E-1 convertible preferred stock warrants	—	35,544,141	—	35,544,141
Series F convertible preferred stock warrants	—	177,720,704	—	177,720,704
Total common stock equivalents excluded from diluted net income (loss) per common share computation	283,739,139	502,217,996	283,154,377	500,575,695

12. Convertible Preferred Stock, Warrant Liability and Stockholders’ Deficit
Convertible Preferred Stock and Warrants
Under PMI’s amended and restated certificate of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of June 30, 2020 are disclosed in the table below (amounts in thousands except share and par value amounts):

Convertible Preferred Stock	Par Value	Authorized Shares	Outstanding and Issued Shares	Liquidation Preference (Outstanding Shares)
Series A	$0.01	68,558,220	66,428,185	$19,160
Series A-1	$0.01	24,760,915	22,515,315	45,031
Series B	$0.01	35,775,880	35,127,160	21,190
Series C	$0.01	24,404,770	24,404,770	70,075
Series D	$0.01	23,888,640	23,888,640	165,000
Series E-1	$0.01	35,544,141	—	—
Series E-2	$0.01	16,858,078	—	—
Series F	$0.01	177,720,707	3	—
Series G	$0.01	37,249,497	37,249,497	50,000
Total		444,760,848	209,613,570	$370,456
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

Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as defined in Note 15) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended June 30, 2020 and 2019, Prosper recognized $3.6 million and $1.1 million of income, respectively, from the re-measurement of the fair value of the warrants. For the six months ended June 30, 2020 and 2019, Prosper recognized $12.8 million of income and $1.0 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulted from the remeasurement of the fair value of the warrants is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series E-1 Warrants utilizing the following assumptions as of the following dates:

	June 30, 2020	December 31, 2019
Volatility	66.0%	46.0%
Risk-free interest rate	0.20%	1.60%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

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

Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 15), PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. For the three months ended June 30, 2020 and 2019, Prosper recognized $16.0 million and $3.6 million of income, respectively, from the re-measurement of the fair value of the warrants. For the six months ended June 30, 2020 and 2019, Prosper recognized $62.2 million of income and $4.3 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.

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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	June 30, 2020	December 31, 2019
Volatility	66.0%	46.0%
Risk-free interest rate	0.20%	1.60%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the six months ended June 30, 2020 and 2019 are as follows (in thousands):

Warrant Activity
Balance at January 1, 2020	$149,996
Change in fair value	(74,998)
Balance at June 30, 2020	$74,998

Warrant Activity
Balance at January 1, 2019	$143,679
Warrants vested	17,553
Change in fair value	5,327
Balance at June 30, 2019	$166,559

Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, restricted stock units ("RSUs") and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of June 30, 2020, 69,391,576 shares of common stock were issued and 68,455,641 shares of common stock were outstanding. As of December 31, 2019, 69,387,836 shares of common stock were issued and 68,451,901 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the six months ended June 30, 2020, PMI issued 3,740 shares of common stock upon the exercise of vested options for cash proceeds of $1 thousand.
13. Share Based Incentive Plan and Compensation
PMI grants equity awards primarily through its Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by its stockholders on December 1, 2010; and its 2015 Equity Incentive Plan, which was approved by its stockholders on April 7, 2015 and subsequently amended by an Amendment No. 1, Amendment No. 2 and Amendment No. 3, which were approved by PMI's stockholders effective as of February 15, 2016, May 31, 2016, and

September 5, 2018 respectively (as amended, the “2015 Plan”). In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms.

Stock Option Reprice
On May 3, 2016, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program (the “2016 Repricing”), authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that have exercise prices above the current fair market value of PMI’s common stock. The repricing was effected on May 16, 2016 for eligible directors and employees located in the United States and on May 19, 2016 for eligible employees located in Israel.
On March 17, 2017, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program (the “2017 Repricing” and together with the 2016 Repricing, the “Repricings”), authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that have exercise prices above the current fair market value of PMI’s common stock. The 2017 Repricing was effected on March 17, 2017 for eligible directors and employees.
Prosper believes that the Repricings will encourage the continued service of valued employees and directors, and motivate such service providers to perform at high levels, both of which are critical to Prosper’s continued success. Prosper expects to incur additional stock based compensation charges as a result of the Repricings.
The financial statement impact of the above Repricings was not material for the three and six months ended June 30, 2020, and the unamortized Repricings amount (net of forfeitures) is also not material as of June 30, 2020.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the six months ended June 30, 2020 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2020	76,236,757	$0.31
Options issued	4,125,900	0.14
Options exercised	(3,740)	0.38
Options forfeited	(5,573,980)	0.36
Options expired	(3,329,460)	0.13
Balance as of June 30, 2020	71,455,477	0.30
Options vested and expected to vest as of June 30, 2020	58,749,776	0.30
Options vested and exercisable at June 30, 2020	48,934,035	0.30

Other Information Regarding Stock Options
The weighted-average remaining life for options outstanding as of June 30, 2020 was 7.37 years.
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

The fair value of PMI’s stock option awards granted during the three and six months ended June 30, 2020 and 2019 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Volatility of common stock	55.37%	46.72%	47.93%	46.72%
Risk-free interest rate	0.44%	2.28%	0.66%	2.28%
Expected life	6.0 years	5.9 years	6.0 years	5.9 years
Dividend yield	—%	—%	—%	—%
Restricted Stock Unit Activity
For the six months ended June 30, 2020, PMI did not grant any RSUs to employees. In previous reporting periods, PMI granted certain employees RSUs that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event.
The following table summarizes the number of PMI’s outstanding RSUs and their weighted-average grant date fair value for the six months ended June 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2020	4,803,141	$0.95
Forfeited	(141,500)	$2.18
Unvested - June 30, 2020	4,661,641	$0.91

The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Origination and servicing	$34	$108	$72	$304
Sales and marketing	15	63	26	145
General and administrative	343	1,064	799	2,401
Total stock-based compensation	$392	$1,235	$897	$2,850

Prosper capitalized stock-based compensation as internal-use software and website development costs of $0.1 million for both the three months ended June 30, 2020 and 2019, and $0.1 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to our employees’ unvested stock-based awards was approximately $2.6 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.0 years.
14. Income Taxes
For the three months ended June 30, 2020 and 2019, Prosper recognized $34 thousand and $29 thousand of income tax expense, respectively. For the six months ended June 30, 2020 and 2019, Prosper recognized $68 thousand and $58 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the three and six month periods ended June 30, 2020 and June 30, 2019 due to a full valuation allowance recorded against the Company’s deferred tax assets.

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

16. Leases
Prosper has operating leases for corporate offices and datacenters. Our leases have remaining lease terms of one year to seven years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $1.5 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively. Rental expense under operating lease arrangements was $3.0 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.2 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. Sublease income from operating lease arrangements was $0.3 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.
Operating Lease Right-of-Use (“ROU”) Assets
As of June 30, 2020, PMI’s operating lease right-of-use assets consist only of leases for office buildings. The following table summarizes the operating lease right-of-use assets as of June 30, 2020, which are included in “Property and Equipment, Net” on the condensed consolidated balance sheets.

	June 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$15,694	$4,955	$10,739

The Company identified certain impairment triggers related to its ROU assets in the second quarter of 2020, primarily due to the non-renewal of certain sublease agreements and the time expected to find new subtenants. As a result of impairment testing performed on these ROU assets, the Company recorded an impairment charge of $0.2 million for the three months ended June 30, 2020.
Lease Liabilities
Future maturities of operating lease liabilities as of June 30, 2020 were as follows (in thousands). The present value of the future minimum lease payments represent our lease liabilities as of June 30, 2020 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

Minimum Lease Payments
Remainder of 2020	$2,593
2021	5,130
2022	5,014
2023	1,562
2024	871
Thereafter	1,820
Total future minimum lease payments	$16,990
Less imputed interest	(1,679)
Present value of future minimum lease payments	$15,311

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows ($ in thousands):

June 30, 2020
Cash paid for operating leases year-to-date	$2,704
Right of use assets obtained in exchange for new operating lease obligations	$—
Weighted average remaining lease term (in years)	3.77
Weighted average discount rate	5.54%

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
Operating Commitments
Prosper entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining six months of 2020 is $0.9 million. The minimum fees are $1.7 million and $0.1 million for the years 2021 and 2022, respectively.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2020, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $8.6 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2020. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2020.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at June 30, 2020 is $2.6 billion. Prosper has accrued $0.3 million and $0.4 million as of June 30, 2020 and December 31, 2019, respectively, in regard to this obligation.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and six months ended June 30, 2020 and 2019, as well as the Notes and Borrower Loans outstanding as of June 30, 2020 and December 31, 2019 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased Three Months Ended June 30,		Interest Earned on Notes and Borrower Loans Three Months Ended June 30,
Related Party	2020	2019	2020	2019
Executive officers and management	$6	$11	$1	$2
Directors (excluding executive officers and management)	110	208	14	24
Total	$116	$219	$15	$26

	Aggregate Amount of Notes and Borrower Loans Purchased Six Months Ended June 30,		Interest Earned on Notes and Borrower Loans Six Months Ended June 30,
Related Party	2020	2019	2020	2019
Executive officers and management	$12	$5	$3	$1
Directors (excluding executive officers and management)	231	99	29	12
Total	$243	$104	$32	$13

	Notes Balance as of
Related Party	June 30, 2020	December 31, 2019
Executive officers and management	$36	$35
Directors (excluding executive officers and management)	684	682
	$720	$717

19. Significant Concentrations
Prosper is dependent on third party funding sources such as banks, asset managers, investment funds and Warehouse Lines to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the three months ended June 30, 2020, three individual parties purchased 12.8%, 17.9% and 19.0% of such loans, and the Company’s Warehouse VIEs purchased 38.8% of such loans. Of all Borrower Loans originated in the six months ended June 30, 2020, those same three parties purchased 10.6%, 17.1% and 13.5%, respectively, of such loans, and the Company’s Warehouse VIEs purchased 20.1% of such loans. For the three months ended June 30, 2019, two parties purchased 17.5% and 19.4% of such loans, and for the six months ended June 30, 2019, those same two parties purchased 10.0% and 17.4%, respectively, of such loans. These purchases reflect that a significant portion of our business is dependent on funding through the Whole Loan Channel, through which 91% and 93% of Borrower Loans were originated in the six months ended June 30, 2020 and 2019, respectively.
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
20. Subsequent Events
Share Transfer
In July 2020, the Company established a trust, and through that trust entered into a Stock Transfer Agreement with an investor to purchase 34,670,420 of Series A convertible preferred stock and 16,577,495 shares of Series B convertible preferred stock for nominal consideration. The Company does not plan to retire the shares and instead the shares will be held by the trust for the future benefit of PMI’s employees.
Stock Option Reprice
On August 11, 2020, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program (the “2020 Repricing”), authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that have exercise prices above the current fair market value of PMI’s common stock.

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	June 30, 2020	December 31, 2019
Assets
Cash and Cash Equivalents	$7,813	$7,462
Restricted Cash	113,647	110,399
Borrower Loans, at Fair Value	211,775	245,137
Property and Equipment, Net	7,852	7,549
Servicing Assets	12,063	14,888
Other Assets	647	749
Total Assets	$353,797	$386,184
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$2,520	$2,133
Payable to Related Party	7,183	2,679
Payable to Investors	105,591	105,287
Notes at Fair Value	209,986	244,171
Other Liabilities	2,907	3,727
Total Liabilities	328,187	357,997
Member's Equity
Member's Equity	11,404	15,904
Retained Earnings	14,206	12,283
Total Member's Equity	$25,610	$28,187
Total Liabilities and Member's Equity	$353,797	$386,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$3,740	$16,640	$9,575	$33,615
Servicing Fees, Net	5,257	6,231	11,716	12,876
Gain (Loss) on Sale of Borrower Loans	1,182	(4,053)	3,182	(10,879)
Other Revenue	165	(14)	345	43
Total Operating Revenues	10,344	18,804	24,818	35,655
Interest Income on Borrower Loans	9,309	10,403	19,147	20,734
Interest Expense on Notes	(8,728)	(9,735)	(17,944)	(19,384)
Net Interest Income	581	668	1,203	1,350
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	194	(131)	257	(218)
Total Net Revenues	11,119	19,341	26,278	36,787
Expenses
Administration Fee - Related Party	9,494	16,773	21,858	31,765
Servicing	1,137	1,304	2,330	2,372
General and Administrative	113	34	167	129
Total Expenses	10,744	18,111	24,355	34,266
Total Net Income	$375	$1,230	$1,923	$2,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2020	$15,904	$12,283	$28,187
Net Income	—	1,548	1,548
Balance as of March 31, 2020	$15,904	$13,831	$29,735
Distribution to Parent	(4,500)	—	(4,500)
Net Income	—	375	375
Balance as of June 30, 2020	$11,404	$14,206	$25,610

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2019	$24,904	$6,341	$31,245
Net Income	—	1,291	1,291
Balance as of March 31, 2019	$24,904	$7,632	$32,536
Net Income	—	1,230	1,230
Balance as of June 30, 2019	$24,904	$8,862	$33,766

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net Income	$1,923	$2,521
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	(258)	217
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	4	(403)
Gain on Sale of Borrower Loans	(3,402)	(6,796)
Change in Fair Value of Servicing Rights	6,227	6,877
Depreciation and Amortization	2,051	2,203
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(622,122)	(1,161,237)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	622,122	1,161,237
Other Assets	102	179
Accounts Payable and Accrued Liabilities	387	(2,466)
Payable to Investors	304	(9,553)
Net Related Party Receivable/Payable	3,419	(1,131)
Other Liabilities	(820)	97
Net Cash Provided by (Used in) Operating Activities	9,937	(8,255)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(65,664)	(86,062)
Principal Payment of Borrower Loans Held at Fair Value	77,160	84,137
Purchases of Property and Equipment	(1,269)	(2,337)
Net Cash Provided by (Used in) Investing Activities	10,227	(4,262)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	65,043	86,713
Payments of Notes Held at Fair Value	(77,108)	(85,728)
Cash Distributions to Parent	(4,500)	—
Net Cash (Used in) Provided by Financing Activities	(16,565)	985
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,599	(11,532)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	117,861	147,181
Cash, Cash Equivalents and Restricted Cash at End of the Period	$121,460	$135,649

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$17,700	$19,986
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	1,331	35

Reconciliation to Amounts on Consolidated Balance Sheets
Cash and Cash Equivalents	$7,813	$12,269
Restricted Cash	113,647	123,380
Total Cash, Cash Equivalents and Restricted Cash	$121,460	$135,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Prosper Funding LLC (“PFL”) was formed in the state of Delaware in February 2012 as a limited liability company with the Prosper Marketplace, Inc. (“PMI”) as its sole equity member. Except as the context otherwise requires, as used in these Notes to the condensed consolidated financial statements of PFL, “Prosper Funding,” “we,” “us,” and “our” refers to PFL and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis.
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
Prosper Funding did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the six months ended June 30, 2020 and June 30, 2019.
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
2. Significant Accounting Policies
Prosper Funding's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no changes to these accounting policies during the first six months of 2020.
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
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Internal-use software and web site development costs	$26,885	$24,930
Less accumulated depreciation and amortization	(19,033)	(17,381)
Total property and equipment, net	$7,852	$7,549

Depreciation expense for the three months ended June 30, 2020 and 2019 was $1.0 million and $1.1 million, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $2.1 million and $2.2 million, respectively.

4. Borrower Loans and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of June 30, 2020 and December 31, 2019, are presented in the following table (in thousands):

	Borrower Loans		Notes
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Aggregate principal balance outstanding	$226,599	$248,702	$(227,674)	$(250,281)
Fair value adjustments	(14,824)	(3,565)	17,688	6,110
Fair value	$211,775	$245,137	$(209,986)	$(244,171)

At June 30, 2020, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92% and had various maturity dates through June 2025. At December 31, 2019, outstanding Borrower Loans had original maturities of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through December 2024.
As of June 30, 2020, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.4 million and a fair value of $0.1 million. As of December 31, 2019, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.6 million and a fair value of $0.8 million. Prosper Funding places loans on non-accrual status when they are over 120 days past due. As of June 30, 2020 and December 31, 2019, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.3 million, respectively.
5. Loan Servicing Assets
Prosper Funding accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total recognized gains and losses on the sale of such Borrower Loans was a $1.2 million gain and a $4.1 million loss for the three months ended June 30, 2020 and 2019, respectively. The total recognized gains and losses on the sale of such Borrower Loans was a $3.2 million gain and a $10.9 million loss for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.1 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and various maturity dates through June 2025. At December 31, 2019, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and various maturity dates through December 2024.
Contractually-specified servicing fees and ancillary fees totaled $10.5 million and $10.2 million for the three months ended June 30, 2020 and 2019, respectively, and $23.0 million and $20.2 million for the six months ended June 30, 2020 and 2019, respectively, and are included on the condensed consolidated statements of operations in Servicing Fees, Net.
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
6. Income Taxes
Prosper Funding incurred no income tax provision for the six months ended June 30, 2020 and June 30, 2019. Prosper Funding is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a cumulative loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.
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
At June 30, 2020 and December 31, 2019, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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

Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. Prosper Funding did not transfer any assets or liabilities in or out of Level 3 for the six months ended June 30, 2020 or 2019.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$211,775	$211,775
Servicing Assets	—	—	12,063	12,063
Total Assets	$—	$—	$223,838	$223,838
Liabilities:
Notes	$—	$—	$209,986	$209,986
Loan Trailing Fee Liability	—	—	2,403	2,403
Total Liabilities	$—	$—	$212,389	$212,389

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$245,137	$245,137
Servicing Assets	—	—	14,888	14,888
Total Assets	$—	$—	$260,025	$260,025
Liabilities:
Notes	$—	$—	$244,171	$244,171
Loan Trailing Fee Liability	—	—	2,997	2,997
Total Liabilities	$—	$—	$247,168	$247,168

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

Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	June 30, 2020	December 31, 2019
Discount rate	8.2% - 15.9%	4.4% - 12.1%
Default rate	2.7% - 17.7%	2.4% - 17.7%

Range
Servicing Assets	June 30, 2020	December 31, 2019
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 19.4%	1.7% - 18.8%
Prepayment rate	15.3% - 28.5%	16.5% - 28.1%
Market servicing rate (1) (2)	0.625% - 0.818%	0.625%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of June 30, 2020 were measured using a market servicing rate assumption of 81.8 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 62.5 basis points.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of June 30, 2020 and December 31, 2019, the market rate for collection fees and non-sufficient fund fees was assumed to be 4 basis points and 6 basis points, respectively, for a total market servicing rate range of 66.5 - 85.8 basis points and a total market servicing rate of 68.5 basis points, respectively.

Range
Loan Trailing Fee Liability	June 30, 2020	December 31, 2019
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 19.4%	1.7% - 18.8%
Prepayment rate	15.3% - 28.5%	16.5% - 28.1%

Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis for three months ended June 30, 2020 and 2019 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2020	$245,137	$—	$(244,171)	$966
Originations	65,664	622,122	(65,043)	622,743
Principal repayments	(75,596)	—	77,108	1,512
Borrower Loans sold to third parties	(1,564)	(622,122)	—	(623,686)
Other changes	253	—	(257)	(4)
Change in fair value	(22,119)	—	22,377	258
Balance at June 30, 2020	$211,775	$—	$(209,986)	$1,789

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2019	$263,522	$—	$(264,003)	$(481)
Originations	86,062	1,161,237	(86,713)	1,160,586
Principal repayments	(82,414)	—	85,728	3,314
Borrower Loans sold to third parties	(1,723)	(1,161,237)	—	(1,162,960)
Other changes	(200)	—	603	403
Change in fair value	(11,177)	—	10,960	(217)
Balance at June 30, 2019	$254,070	$—	$(253,425)	$645

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2020	$227,659	$—	$(225,491)	$2,168
Originations	24,363	222,572	(24,468)	222,467
Principal repayments	(36,256)	—	36,520	264
Borrower Loans sold to third parties	(682)	(222,572)	—	(223,254)
Other changes	344	—	(395)	(51)
Change in fair value	(3,653)	—	3,848	195
Balance at June 30, 2020	$211,775	$—	$(209,986)	$1,789

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2019	$259,899	$—	$(258,722)	$1,177
Originations	41,839	670,382	(41,774)	670,447
Principal repayments	(41,215)	—	41,611	396
Borrower Loans sold to third parties	(749)	(670,382)	—	(671,131)
Other changes	(115)	—	2	(113)
Change in fair value	(5,589)	—	5,458	(131)
Balance at June 30, 2019	$254,070	$—	$(253,425)	$645

The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Fair Value at January 1, 2020	$14,888
Additions	3,402
Less: Changes in fair value	(6,227)
Fair Value at June 30, 2020	$12,063

Servicing Assets
Fair Value at January 1, 2019	$15,550
Additions	6,796
Less: Changes in fair value	(6,885)
Fair Value at June 30, 2019	$15,461

Servicing Assets
Fair Value at April 1, 2020	$13,690
Additions	1,206
Less: Changes in fair value	(2,833)
Fair Value at June 30, 2020	$12,063

Servicing Assets
Fair Value at April 1, 2019	$15,174
Additions	3,830
Less: Changes in fair value	(3,543)
Fair Value at June 30, 2019	$15,461

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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2020	$2,997
Issuances	625
Cash payment of Loan Trailing Fee	(1,271)
Change in fair value	52
Fair Value at June 30, 2020	$2,403

Loan Trailing Fee Liability
Fair Value at January 1, 2019	$3,118
Issuances	1,297
Cash payment of Loan Trailing Fee	(1,298)
Change in fair value	132
Fair Value at June 30, 2019	$3,249

Loan Trailing Fee Liability
Fair Value at April 1, 2020	$2,646
Issuances	240
Cash payment of Loan Trailing Fee	(596)
Change in fair value	113
Fair Value at June 30, 2020	$2,403

Loan Trailing Fee Liability
Fair Value at April 1, 2019	$3,084
Issuances	731
Cash payment of Loan Trailing Fee	(640)
Change in fair value	74
Fair Value at June 30, 2019	$3,249
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at June 30, 2020 and December 31, 2019 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans	June 30, 2020	December 31, 2019
Fair value, using the following assumptions:	$211,775	$245,137
Weighted-average discount rate	11.23%	6.43%
Weighted-average default rate	13.60%	13.68%

Fair value resulting from:
100 basis point increase in discount rate	$209,970	$242,888
200 basis point increase in discount rate	208,205	240,691
Fair value resulting from:
100 basis point decrease in discount rate	$213,623	$247,442
200 basis point decrease in discount rate	215,514	249,805

Fair value resulting from:
10 percent increase in default rate	$209,420	$241,930
20 percent increase in default rate	207,073	238,807
Fair value resulting from:
10 percent decrease in default rate	$214,140	$248,453
20 percent decrease in default rate	216,517	251,777

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at June 30, 2020 and December 31, 2019 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	June 30, 2020	December 31, 2019
Fair value, using the following assumptions:	$209,986	$244,171
Weighted-average discount rate	11.23%	6.43%
Weighted-average default rate	13.60%	13.68%

Fair value resulting from:
100 basis point increase in discount rate	$208,194	$241,927
200 basis point increase in discount rate	206,441	239,737
Fair value resulting from:
100 basis point decrease in discount rate	$211,821	$246,471
200 basis point decrease in discount rate	213,698	248,828

Fair value resulting from:
10 percent increase in default rate	$207,637	$240,958
20 percent increase in default rate	205,297	237,831
Fair value resulting from:
10 percent decrease in default rate	$212,345	$247,489
20 percent decrease in default rate	214,715	250,817

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at June 30, 2020 and December 31, 2019 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	June 30, 2020	December 31, 2019
Fair value, using the following assumptions:	$12,063	$14,888
Weighted-average market servicing rate	0.632%	0.625%
Weighted-average prepayment rate	20.67%	20.99%
Weighted-average default rate	13.47%	12.67%

Fair value resulting from:
Market servicing rate increase of 0.025%	$11,336	$13,966
Market servicing rate decrease of 0.025%	12,789	15,811

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$11,822	$14,583
Applying a 0.9 multiplier to prepayment rate	12,306	15,197

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$11,885	$14,618
Applying a 0.9 multiplier to default rate	12,241	15,165
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

8. Commitments and Contingencies
Operating Commitments
Prosper entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining six months of 2020 is $0.9 million. The minimum fees are $1.7 million and $0.1 million for the years 2021 and 2022, respectively.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2020, we were in compliance with the covenant.
Loan Purchase Commitments
Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $8.6 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2020. Prosper Funding will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2020.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper Funding and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of June 30, 2020 is $3.1 billion. Prosper Funding has accrued $0.3 million and $0.4 million as of June 30, 2020 and December 31, 2019, respectively, in regard to this obligation.
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
Prosper Funding’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be related parties of Prosper Funding for the three and six months ended June 30, 2020 and 2019 are summarized below (in thousands):

	Aggregate Purchases		Interest Earned
	Three Months Ended June 30,		Three Months Ended June 30,
Related Party	2020	2019	2020	2019
Executive officers and management	$6	$5	$1	$1
Directors (excluding executive officers and management)	—	—	—	—
Total	$6	$5	$1	$1

	Aggregate Purchases		Interest Earned
	Six Months Ended June 30,		Six Months Ended June 30,
Related Party	2020	2019	2020	2019
Executive officers and management	$12	$11	$3	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$12	$11	$3	$2

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

Related Party	June 30, 2020	December 31, 2019
Executive officers and management	$36	$35
Directors (excluding executive officers and management)	—	—
	$36	$35

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

During the year ended December 31, 2019, our marketplace facilitated $2.7 billion in Borrower Loan originations, of which $2.5 billion were funded through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period. From inception through June 30, 2020, our marketplace facilitated $17.4 billion in Borrower Loan originations, of which $15.6 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. In the three months ended June 30, 2020, our marketplace facilitated $251 million in Borrower Loan originations, a decrease of 67% from the same period in 2019. The percentage of loans funded through the Whole Loan Channel for the three months ended June 30, 2020 was 90%.

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

Recent Developments
A novel strain of coronavirus, known as SARS-CoV-2, which causes COVID-19, first surfaced in December 2019. COVID-19 continues to spread globally and the World Health Organization has declared the COVID-19 outbreak to be a global pandemic. The COVID-19 outbreak has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including declaration of a federal National State of Emergency, multiple cities and states declaring states of emergency, school and business closings, limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. While state and local governments across the U.S. have been in various stages of easing shelter-in-place orders and other restrictions, officials continue to monitor rates of infection and hospitalization, and summertime surges in COVID-19 cases threaten many states’ plans to reopen. The financial markets, which have been recovering from the steep declines seen in February and March 2020, are experiencing continued trading volatility as a result of the pandemic and related economic disruption. In addition, unemployment rates remain high, and U.S. gross domestic product contracted at a record annualized 32.9% rate during the second quarter of 2020.
In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs, and the Trump Administration and Congress enacted fiscal measures to address the economic and social consequences of the pandemic, including the CARES Act, which was signed into law on March 27, 2020. The CARES Act includes, among other matters, expanded eligibility for Small Business Administration loans under a new Paycheck Protection Program (“PPP loans”), provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits, and technical corrections to tax depreciation methods for qualified improvement property. As disclosed above in Note 10, Debt, to Prosper’s Notes to Consolidated Financial Statements, Prosper has obtained a PPP loan in the amount of $8.4 million, which we have applied towards payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Company is also deferring applicable payroll taxes as permitted under the CARES Act.
Prosper is also actively tracking the impact of COVID-19 on our communities, and offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to six months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020, approximately 13% of our outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately four percent of our outstanding loan balances are actively enrolled in at least one relief program as of August 3, 2020. Currently, approximately 90% of borrowers graduating from payment delay relief have either made a loan payment or enrolled in our payment reduction program. Overall requests for COVID-19 relief are declining; however, enrollment may continue as long as the pandemic continues to trigger increased work stoppages and unemployment. Prosper is also complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans.
Over the last few years, Prosper has been tightening credit and focusing on borrowers’ ability and intent to pay in order to generate sustainable and attractive risk-adjusted returns for our investors. In light of changes in the economic environment caused by COVID-19, we have taken additional actions to help actively manage investor returns and adapt to this rapidly changing environment, including further tightening our credit criteria, engaging with borrowers earlier and more frequently in the payment cycle and implementing stricter income and employment verification throughout the second quarter of 2020. As a result, we have seen a significant reduction in approved loan listings with higher risk C, D, E or HR Prosper Ratings.
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

Key Operating and Financial Metrics (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loan Originations	$250,638	$759,858	$700,017	$1,358,055
Transaction Fees, Net	11,401	33,876	31,814	60,171
Whole Loans Outstanding (1)	3,110,157	3,728,247	3,110,157	3,728,247
Servicing Fees, Net	4,660	5,172	10,717	11,375
Total Net Revenue	26,257	42,930	29,502	73,008
Core Revenue (2)	26,257	50,735	29,502	90,561
Net Income (Loss)	17,641	(569)	38,771	(23,283)
Adjusted EBITDA (2)	770	5,331	(31,172)	5,688
(1) Balance as of June 30.
(2) Core Revenue and Adjusted EBITDA are non-GAAP Financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable US GAAP measure, see “Non-GAAP Financial Measures.”

Loan Originations
From inception through June 30, 2020, a total of 1,343,227 Borrower Loans totaling $17.4 billion were originated through Prosper’s marketplace.

During the three months ended June 30, 2020, 19,092 Borrower Loans totaling $250.6 million were originated through Prosper’s marketplace, compared to 55,260 Borrower Loans totaling $759.9 million during the three months ended June 30, 2019. This represents a decrease of 65% in terms of the number of loans and a 67% decrease in the dollar amount of loans. The originations decrease for the quarter ended June 30, 2020 versus the quarter ended June 30, 2019 was due to reduced investor demand, tighter underwriting and higher borrower rates starting in March 2020 to address the negative economic impact of the COVID-19 outbreak.

Loan origination volume by Prosper Rating was as follows for the periods presented (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$52.7	21%	$98.5	13%	$111.2	16%	$182.2	14%
A	94.2	38%	186.2	25%	198.8	28%	328.2	24%
B	65.6	26%	191.6	25%	175.4	25%	345.1	25%
C	21.6	9%	169.5	22%	129.1	18%	304.0	22%
D	5.0	2%	66.8	9%	40.0	6%	119.4	9%
E	1.0	—%	16.4	2%	11.7	2%	30.1	2%
HR	0.2	—%	5.1	1%	1.8	—%	9.8	1%
Other (1)	10.3	4%	25.8	3%	32.1	5%	39.2	3%
Total	$250.6		$759.9		$700.1		$1,358.0
(1) Represents loans originated through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.

For the three and six months ended June 30, 2020, the mix of originations on the Prosper platform was generally reflective of tighter underwriting as compared to the corresponding periods in 2019, as the Company sought to reduce borrower defaults across its platform in response to COVID-19.
Results of Operations
The following tables summarize Prosper’s net income (loss) for the three and six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Total Net Revenues	$26,257	$42,930	$(16,673)	(39)%
Total Expenses	8,582	43,470	(34,888)	(80)%
Net Income (Loss) Before Taxes	17,675	(540)	18,215	n/m
Income Tax Expense	34	29	5	17%
Net Income (Loss)	$17,641	$(569)	$18,210	n/m

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Total Net Revenue	$29,502	$73,008	$(43,506)	(60)%
Total Expenses	(9,337)	96,233	(105,570)	(110)%
Net Income (Loss) Before Taxes	38,839	(23,225)	62,064	n/m
Income Tax Expense	68	58	10	17%
Net Income (Loss)	$38,771	$(23,283)	$62,054	n/m

n/m: not meaningful
Total net revenues for the three months ended June 30, 2020 decreased $16.7 million, or 39%, when compared to the three months ended June 30, 2019. The decrease was primarily attributable to a $22.5 million decrease in Transaction Fees, Net, and a $2.9 million decrease in Gain on Sale of Borrower Loans, due to the decrease in originations during this time, which was in turn driven by reduced investor demand, tighter underwriting and higher borrower rates in response to the economic impact of COVID-19. These decreases were partially offset by the Fair Value of Warrants Vested on Sale of Borrower Loans, which previously had a $7.8 million negative revenue impact during the three months ended June 30, 2019, but no impact for the three months ended June 30, 2020 as the Consortium Purchase Agreement ended in May 2019, after which no additional warrants were issued. There was also a $3.5 million increase in Net Interest Income due primarily to the additional interest income generated from having three securitizations and two warehouse lines in place for all of the three months ended June 30, 2020. Not all of these transactions closed prior to June 30, 2019 or were in place for the entire second quarter of 2019.
Total expenses for the three months ended June 30, 2020 decreased $34.9 million from the same period in 2019, primarily due to a $16.4 million decrease in Sales and Marketing expenses, due to a decline in originations and improved marketing efficiencies, and a $19.5 million gain from Change in Fair Value of Convertible Preferred Stock Warrants, due to a decrease in the fair value of the underlying Convertible Preferred Stock during the period. For the three months ended June 30, 2019, the gain from Change in Fair Value of Convertible Preferred Stock Warrants was $4.7 million. Accordingly, net income for the three months ended June 30, 2020 increased $18.2 million when compared to the net loss incurred for the three months ended June 30, 2019.
Total net revenues for the six months ended June 30, 2020 decreased $43.5 million, or 60%, as compared to the same period in 2019. The decrease was primarily attributable to a $39.3 million loss from the Change in Fair Value of Financial Instruments, Net, for the six months ended June 30, 2020 which compared to a $3.7 million loss for the corresponding period in the prior year, as the economic impact brought on by the COVID-19 outbreak negatively impacted the fair value of our financial instruments carried at fair value. These economic conditions also resulted in reduced originations starting in March 2020, contributing to a $28.4 million decrease in Transaction Fees, Net. These decreases were partially offset by the Fair Value of Warrants Vested on Sale of Borrower Loans, which previously had a $17.6 million negative revenue impact for the six months ended June 30, 2019, but no impact for the six months ended June 30, 2020 as the Consortium Purchase Agreement ended in May 2019, after which no additional warrants were issued. There was also a $9.1 million increase in Net Interest Income due primarily to the additional interest income generated from having three securitizations and two warehouse lines in place for all of the six months ended June 30, 2020. Not all of these transactions closed prior to June 30, 2019 or were in place for the entire first half of 2019.
Total expenses for the six months ended June 30, 2020 decreased $105.6 million from the same period in 2019, primarily due to a $75.0 million gain from the Change in Fair Value of Convertible Preferred Stock Warrants, as compared to a $5.3 million loss for the six months ended June 30, 2019. Additionally, there was a $21.5 million decrease in Sales and Marketing expenses due to a decline in originations improved marketing efficiencies. Accordingly, net income for the six months ended June 30, 2020 increased $62.1 million when compared to the net loss incurred for the six months ended June 30, 2019.

Revenues
The following tables summarize our revenues for the three and six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$11,401	$33,876	$(22,475)	(66)%
Servicing Fees, Net	4,660	5,172	(512)	(10)%
Gain on Sale of Borrower Loans	617	3,559	(2,942)	(83)%
Fair Value of Warrants Vested on the Sale of Borrower Loans	—	(7,805)	7,805	(100)%
Other Revenues	566	2,188	(1,622)	(74)%
Total Operating Revenues	17,244	36,990	(19,746)	(53)%

Interest Income:
Interest Income on Borrower Loans and Loans Held for Sale	26,645	23,543	3,102	13%
Interest Expense on Financial Instruments	(15,270)	(15,645)	375	(2)%
Net Interest Income	11,375	7,898	3,477	44%
Change in Fair Value of Financial Instruments, Net	(2,362)	(1,958)	(404)	21%
Total Net Revenues	$26,257	$42,930	$(16,673)	(39)%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$31,814	$60,171	$(28,357)	(47)%
Servicing Fees, Net	10,717	11,375	(658)	(6)%
Gain on Sale of Borrower Loans	2,361	6,256	(3,895)	(62)%
Fair Value of Warrants Vested on the Sale of Borrower Loans	—	(17,553)	17,553	(100)%
Other Revenues	1,578	3,223	(1,645)	(51)%
Total Operating Revenues	46,470	63,472	(17,002)	(27)%

Interest Income:
Interest Income on Borrower Loans and Loans Held for Sale	54,289	41,972	12,317	29%
Interest Expense on Financial Instruments	(31,953)	(28,765)	(3,188)	11%
Net Interest Income	22,336	13,207	9,129	69%
Change in Fair Value of Financial Instruments, Net	(39,304)	(3,671)	(35,633)	n/m
Total Net Revenues	$29,502	$73,008	$(43,506)	(60)%
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
Transaction fees for the three months ended June 30, 2020 decreased $22.5 million, or 66%, as compared to the corresponding period in 2019. Transaction fees for the six months ended June 30, 2020 decreased $28.4 million, or 47%, as compared to the corresponding period in 2019. These decreases were consistent with the lower origination volumes discussed above.
Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper through the Whole Loan Channel typically pay Prosper a servicing fee which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates Prosper for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. We record Servicing Fees from investors as a component of operating revenue when received. The decreases in Servicing Fees for the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019 were primarily due to a lower principal balance of whole loans serviced.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The decreases for each of the three and six months ended June 30, 2020 was primarily due to a decrease in the volume of whole loans sold due to lower origination volume, as discussed above.
Fair Value of Warrants Vested on the Sale of Borrower Loans
Fair Value of Warrants Vested on the Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vested when the Consortium purchased whole loans under the Consortium Purchase Agreement, which ended in May 2019. Since that date, no further warrants have been issued.
Other Revenues
Other Revenues consist primarily of securitization fees and credit referral fees. Credit referral fees are where partner companies pay us an agreed upon amount for referrals of customers from our platform. Securitization fees represent fees Prosper earns to facilitate securitizations for purchasers of Borrower Loans. The $1.6 million decrease in Other Revenues for both the three and six months ended June 30, 2020, as compared to the corresponding periods in the prior year, was due primarily to reduced application volume referred to our credit referral partners for these periods, as well as certain one-time services that were ongoing in 2019 but were not repeated in 2020.
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
The increases of $3.5 million and $9.1 million in Net Interest Income for the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019 were primarily due to net interest income earned from having all three securitizations and two warehouse lines in place for all of 2020. In 2019, one securitization and one warehouse line were established during the three months ended June 30, 2019, and one additional securitization was completed after that date.
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
In 2018, Prosper began using Warehouse Lines to finance the purchase of Loans Held for Sale for the purpose of earning Net Interest Income and contributing to securitization transactions. Loans Held for Sale consist primarily of loans held in warehouse trusts. Changes in the fair value of Loans Held for Sale are not offset by changes in fair value of Warehouse Lines because Warehouse Lines are carried at amortized cost. See Note 10 of the accompanying notes to PMI’s condensed consolidated financial statements for more details on Warehouse Lines. During 2019, Prosper co-sponsored and consolidated three securitization transactions, one of which was consolidated after June 30, 2019. Refer to Note 6 of the accompanying notes to PMI’s condensed consolidated financial statements for additional information on these securitization transactions. Changes in the fair value of Borrower Loans held in consolidated securitization trusts are partially offset by changes in fair value of the Certificates Issued by the Securitization Trusts. Changes in the fair value of loans held in warehouse and securitization trusts are negative due to actual charge-offs but could be negative or positive due to changes in fair value adjustments that are attributable to changes in expected credit performance and implied market discount rates. We earn interest income on loans held in warehouse and securitization trusts during the period we own the loans, which partially offsets changes in the fair value of those loans. The following table illustrates the composition of the loans held in warehouse and securitization trusts by Prosper Rating, which is an indicator of the credit quality:

	Six Months Ended June 30,
	2020	2019
Loans Held for Sale(1):
AA	13%	11%
A	33%	38%
B	38%	37%
C	12%	9%
D	3%	4%
E	1%	1%
HR	—%	—%
Total	100%	100%

Borrower Loans - Securitizations(2):
AA	7%	8%
A	19%	13%
B	24%	25%
C	33%	32%
D	13%	16%
E	3%	5%
HR	1%	1%
Total	100%	100%
(1) The percentages are calculated using the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.
(2)The percentages are calculated using the weighted-average of month-end principal balances of Borrower Loans by Prosper Rating.

Fair values of Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default rates and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. The loss in the Change in Fair Value of Financial Instruments, Net was $2.4 million for the three months ended June 30, 2020, as compared to a loss of $2.0 million for the corresponding period in 2019. The loss for the six months ended June 30, 2020 was $39.3 million, as compared to a loss of $3.7 million for the corresponding period in 2019. In response to the negative economic impact due to COVID-19, we adjusted certain fair value assumptions in the first quarter of 2020 to reflect available market information and market feedback, which resulted in the large increase in the loss for the six months ended June 30, 2020 as compared to the prior year. For the three months ended June 30, 2020, due primarily to improved market conditions and the gradual economic recovery since the start of the COVID-19 pandemic along with principal repayments on loans, the loss in the Change in Fair Value of Financial Instruments, Net decreased and was more consistent with the corresponding period in 2019. Refer to Note 7 of the accompanying condensed consolidated financial statements for additional information on fair value assumptions.
The following table details the changes in our fair value of our financial instruments for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Assets:
Borrower Loans	$(5,036)	$(10,376)	$(58,232)	$(17,299)
Loans Held for Sale	426	(1,233)	(13,826)	(2,542)

Liabilities:
Notes	3,848	5,458	22,377	10,960
Certificates Issued by Securitization Trust	(1,600)	3,320	10,381	3,836
	$(2,362)	$(2,831)	$(39,300)	$(5,045)
Expenses
The following tables summarize Prosper’s expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Expenses
Origination and Servicing	$7,365	$9,427	$(2,062)	(22)%
Sales and Marketing	5,022	21,450	(16,428)	(77)%
General and Administrative - Research and Development	3,652	4,450	(798)	(18)%
General and Administrative - Other	12,068	13,458	(1,390)	(10)%
Change in Fair Value of Convertible Preferred Stock Warrants	(19,549)	(4,729)	(14,820)	n/m
Impairment Expense	228	—	228	100%
Restructuring Charges	—	5	(5)	(100)%
Other Income, Net	(204)	(591)	387	(65)%
Total Expenses	$8,582	$43,470	$(34,888)	(80)%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Expenses
Origination and Servicing	$15,811	$17,589	$(1,778)	(10)%
Sales and Marketing	16,264	37,791	(21,527)	(57)%
General and Administrative - Research and Development	8,175	8,906	(731)	(8)%
General and Administrative - Other	25,707	27,771	(2,064)	(7)%
Change in Fair Value of Convertible Preferred Stock Warrants	(74,998)	5,327	(80,325)	n/m
Impairment Expense	228	—	228	100%
Restructuring Charges, Net	—	86	(86)	(100)%
Other Income, Net	(524)	(1,237)	713	(58)%
Total Expenses	$(9,337)	$96,233	$(105,570)	(110)%
n/m: not meaningful
As of June 30, 2020, Prosper had 386 full-time employees compared to 403 full-time employees as of June 30, 2019. The following table reflects full-time employees as of June 30, 2020 and 2019 by functional area:

	June 30, 2020	June 30, 2019
Origination and Servicing	145	156
Sales and Marketing	16	16
General and Administrative - Research and Development	95	94
General and Administrative - Other	130	137
Total Headcount	386	403
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The decrease for the three months ended June 30, 2020 of $2.1 million was due to a $1.4 million decrease in outsourced services, a $0.3 million decrease in professional services and a $0.4 million decrease in compensation costs, driven by lower headcount and the salary reduction we instituted in the second quarter of 2020.
The decrease in Origination and Servicing costs for the six months ended June 30, 2020 of $1.8 million was due primarily to a $1.0 million decrease in outsourced services and a $0.6 million decrease in compensation costs, driven by lower headcount.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended June 30, 2020, the decrease of $16.4 million was due primarily to an overall decrease in marketing and advertising, including partnership costs of $6.6 million, direct mail costs of $7.4 million and digital advertising costs of $1.4 million. There were also decreases of $0.4 million in compensation costs, driven primarily by the salary reduction we instituted in the second quarter of 2020, as well as $0.2 million in outsourced services and $0.1 million in professional services.
For the six months ended June 30, 2020, the decrease of $21.5 million was due primarily to an overall decrease in marketing and advertising, including partnership costs of $8.6 million, direct mail costs of $9.8 million, digital advertising costs of $2.2 million and direct to site advertising costs of $0.1 million. There were also decreases of $0.3 million in compensation costs, driven primarily by the salary reduction we instituted in the second quarter of 2020, as well as $0.2 million in outsourced services and $0.2 million in professional services. These decreases for the three and six months ended June 30, 2020 reflect our efforts to optimize our marketing programs to improve efficiencies, combined with declines in originations during the period, as discussed above. We plan to continue to optimize and manage spend for the foreseeable future, especially in light of the current environment.
General and Administrative - Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees and related vendor costs. The decrease in General and Administrative – Research and Development for the three months ended June 30, 2020 of $0.8 million was due primarily to a $0.5 million decrease in compensation costs, driven by the salary reduction we instituted in the second quarter of 2020, and a $0.3 million decrease in outsourced services. We capitalized internal-use software and website development costs in the amount of $2.1 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively.
The decrease in General and Administrative – Research and Development for the six months ended June 30, 2020 of $0.7 million was due primarily to a $0.5 million decrease in compensation costs, driven by the salary reduction we instituted in the second quarter of 2020, and a $0.3 million decrease in outsourced services. We capitalized internal-use software and website development costs in the amount of $4.8 million and $4.3 million for the six months ended June 30, 2020 and 2019, respectively.
General and Administrative - Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The decrease in General and Administrative - Other for the three months ended June 30, 2020 of $1.4 million was due primarily to a $0.8 million decrease in professional services, as we completed a securitization in the second quarter of 2019 but none in 2020, and a $0.6 million decrease in compensation costs, driven by lower headcount and the salary reduction we instituted in the second quarter of 2020.
The decrease in General and Administrative - Other for the six months ended June 30, 2020 of $2.1 million was due primarily to (a) a $0.9 million decrease in compensation costs, driven by lower headcount and the salary reduction we instituted in the second quarter of 2020; (b) a $0.7 million decrease in professional services, as we completed two securitizations in the first half of 2019 but none in 2020; and (c) a $0.5 million decrease in software licenses and support costs.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $19.5 million and $75.0 million for the three and six months ended June 30, 2020, respectively, due to a decrease in the fair value of the underlying Convertible Preferred Stock during these periods. Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $4.7 million for the three months ended June 30, 2019, due to a decrease in the fair value of the underlying Convertible Preferred Stock for the period. For the six months ended June 30, 2019, Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $5.3 million, due to an increase in the fair value of the underlying Convertible Preferred Stock for that period.
Impairment Expense
We recorded a $0.2 million impairment charge for the three months ended June 30, 2020 related to our operating lease right-of-use assets. This impairment was triggered by the non-renewal of certain sublease agreements for a portion of our office space.
Other Income, Net
Other Income, Net for the three and six months ended June 30, 2020 primarily consists of interest income on cash and cash equivalents, as well as sublease income. The decrease in Other Income, Net for the three and six months ended June 30, 2020, as compared to the corresponding period in 2019, was primarily due to declines in interest income, as interest rates declined in 2020 and our outstanding cash, cash equivalents and available for sale investments (which matured in 2019) all decreased from the prior year. For the three and six months ended June 30, 2020 interest income decreased $0.3 million and $0.5 million as compared to the corresponding periods in 2019.
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
Core Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for Total Net Revenue which has been prepared in accordance with U.S. GAAP. These limitations include the following:
•Core Revenue is net of Fair Value of Warrants Vested on Sale of Borrower Loans, which was historically our largest contra revenue item (no amount has been recorded since May 2019, when the Consortium Purchase Agreement ended); and
•Other companies, including companies in our industry, may calculate Core Revenue differently or not at all, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Core Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Core Revenue for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Net Revenues	$26,257	$42,930	$29,502	$73,008
Less: Fair Value of Warrants Vested on Sale of Borrower Loans	—	(7,805)	—	(17,553)
Core Revenue	$26,257	$50,735	$29,502	$90,561

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as Net Income (Loss) adjusted for interest income on Available for Sale Investments and Cash and Cash Equivalents, SEC Settlement Costs, Income Tax Expense, depreciation and amortization, impairment of long-lived assets and Goodwill, stock-based compensation expense, Fair Value of Warrants Vested on the Sale of Borrower Loans, Restructuring Charges, and Change in Fair Value of Convertible Preferred Stock Warrants. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.
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

The following table presents a reconciliation of Net Income (Loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (Loss)	$17,641	$(569)	$38,771	$(23,283)
Fair Value of Warrants Vested on Sale of Borrower Loans	—	7,805	—	17,553
Depreciation expense:
Servicing and Origination	1,413	1,276	2,782	2,422
General and Administration - Other	567	527	1,149	1,181
Amortization of Intangibles	55	70	110	140
Impairment of Operating Lease Right-of-Use Assets	228	—	228	—
Stock-Based Compensation	392	1,235	897	2,850
Restructuring Charges	—	4	—	86
Change in the Fair Value of Warrants	(19,549)	(4,729)	(74,998)	5,327
Interest Income on Available for Sale Securities, Cash and Cash Equivalents	(11)	(317)	(179)	(646)
Income Tax Expense	34	29	68	58
Adjusted EBITDA	$770	$5,331	$(31,172)	$5,688

Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Origination and Servicing	$34	$108	$72	$304
Sales and Marketing	15	63	26	145
General and Administrative	343	1,064	799	2,401
Total Stock-Based Compensation	$392	$1,235	$897	$2,850

Liquidity and Capital Resources
We anticipate that our available funds, Warehouse Lines, and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months. However, there remains significant uncertainty regarding the future impact of the COVID-19 outbreak on our financial condition and liquidity. As more fully described in Note 10, Debt, to the accompanying condensed consolidated financial statements and the Recent Developments section above, we have taken actions to optimize our liquidity, which include obtaining an $8.4 million loan under the PPP, deferring certain payroll taxes, implementing salary reductions for all employees with annualized base salaries greater than certain minimum thresholds effective May 1, 2020, suspending certain benefits such as 401(k) match for all employees effective July 1, 2020, reducing third-party operating costs and limiting discretionary expenses where possible. We have applied the PPP loan proceeds towards payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.
The following table summarizes Prosper’s cash flow activities for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Net Income (Loss)	$17,641	$(569)

Net cash used in operating activities	(31,936)	(17,712)
Net cash provided by investing activities	43,047	20,517
Net cash (used in) provided by financing activities	(15,551)	13,323
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,440)	16,128
Cash, cash equivalents and restricted cash at the beginning of the period	194,333	212,986
Cash, cash equivalents and restricted cash at the end of the period	$189,893	$229,114

Cash, Cash Equivalents and Restricted Cash decreased by $4.4 million for the three months ended June 30, 2020, based on the following components:
Operating Activities: $31.9 million in cash was used in operating activities, driven by (a) $46.4 million in net Purchases of Loans Held for Sale, offset by (b) $9.7 million in cash from working capital, primarily due to the timing of payments to investors, and (c) $4.8 million in net income, net of non-cash items.
Investing Activities: $43.0 million in cash was provided by investing activities due to (a) $69.3 million in principal payments on Borrower Loans, offset by (b) $24.4 million in purchases of Borrower Loans and (c) $1.9 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $15.6 million in cash was used in financing activities, due to (a) $12.1 million in net payments on Notes Held at Fair Value and (b) $56.5 million in payments on Notes and Certificates Issued by Securitization Trusts, offset by (c) $44.6 million in net proceeds from Warehouse Lines and (d) $8.4 million in proceeds from the PPP loan.
Cash, Cash Equivalents and Restricted Cash increased $16.1 million for the three months ended June 30, 2019 based on the following components:
Operating Activities: $17.7 million in cash was used in operating activities, driven by (a) $26.2 million in net Purchases of Loans Held for Sale, and (b) $2.0 in cash used for working capital, primarily due to the timing of payments to investors, offset by (c) $8.9 million in net income, net of non-cash items.
Investing Activities: $20.5 million in cash was provided by investing activities, due to (a) $61.8 million in principal payments on Borrower Loans and (b) $4.3 million in maturities on Available for Sale Securities, offset by (c) $41.8 million in purchases of Borrower Loans, (d) $1.4 million in purchases of Available for Sale Securities and (e) $2.2 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $13.3 million in cash was provided by financing activities, primarily driven by $37.7 million in proceeds from Warehouse Lines and $4.3 million in proceeds from a securitization issuance, partially offset by $26.6 million in principal payments on Notes and Certificates Issued by Securitization Trusts and $2.2 million in debt issuance costs.
The following table summarizes Prosper’s cash flow activities for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net Income (Loss)	$38,771	$(23,283)

Net cash used in operating activities	(50,212)	(49,334)
Net cash provided by investing activities	79,312	36,627
Net cash (used in) provided by financing activities	(59,615)	34,762
Net (decrease) increase in cash, cash equivalents and restricted cash	(30,515)	22,055
Cash, cash equivalents and restricted cash at the beginning of the period	220,408	207,059
Cash, cash equivalents and restricted cash at the end of the period	$189,893	$229,114

Cash, Cash Equivalents and Restricted Cash decreased by $30.5 million for the six months ended June 30, 2020, based on the following components:
Operating Activities: $50.2 million in cash was used in operating activities, driven by (a) $53.7 million in net Purchases of Loans Held for Sale and (b) $9.3 million in cash used for working capital, primarily due to the timing of payments for Accounts Payable and Accrued Liabilities, offset by (c) $12.8 million in net income, net of non-cash items.
Investing Activities: $79.3 million in cash was provided by investing activities due to (a) $150.3 million in principal payments on Borrower Loans, offset by (b) $65.7 million in purchases of Borrower Loans and (c) $5.3 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $59.6 million in cash was used in financing activities, due to (a) $12.1 million in net payments on Notes Held at Fair Value and (b) $123.3 million in payments on Notes and Certificates Issued by Securitization Trusts, offset by (c) $67.3 million in net proceeds from Warehouse Lines and (d) $8.4 million in proceeds from the PPP loan.
Cash, Cash Equivalents and Restricted Cash increased $22.1 million for the six months ended June 30, 2019 based on the following components:
Operating Activities: $49.3 million in cash was used in operating activities, driven by (a) $52.4 million in net Purchases of Loans Held for Sale, and (b) $11.3 million in cash used for working capital, primarily due to the timing of payments to investors, offset by (c) $14.4 million in net income, net of non-cash items.
Investing Activities: $36.6 million in cash was provided by investing activities, due to (a) $106.9 million in principal payments on Borrower Loans and (b) $22.3 million in maturities on Available for Sale Securities, offset by (c) $86.1 million in purchases of Borrower Loans, (d) $1.5 million in purchases of Available for Sale Securities and (e) $5.0 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $34.8 million in cash was provided by financing activities, primarily driven by $69.4 million in proceeds from Warehouse Lines and $5.5 million in proceeds from securitization issuances, partially offset by $34.5 million in principal payments on Notes and Certificates Issued by Securitization Trusts and $6.6 million in debt issuance costs.
Due to volatility in the financial markets brought on by the COVID-19 outbreak, we may not be able to access the securitization market in the near future. Despite this, we believe our liquidity needs are met through transaction fees, servicing fees, net interest income, proceeds from sales of loans and interests in existing securitization transactions, draws on Warehouse Lines, proceeds from the PPP loan and Cash and Cash Equivalents. Management is continuing to monitor the impact of the COVID-19 pandemic on our financial results and operations. If the financial results anticipated are not achieved, whether due to COVID-19 or otherwise, our sources of liquidity may not be sufficient to meet our operating and liquidity requirements without obtaining additional liquidity which may not be available on favorable terms or at all.
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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Critical Accounting Policies
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to these critical accounting estimates during the first six months of 2020.

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
Recent Developments
A novel strain of coronavirus, known as SARS-CoV-2, which causes COVID-19, first surfaced in December 2019. COVID-19 continues to spread globally and the World Health Organization has declared the COVID-19 outbreak to be a global pandemic. The COVID-19 outbreak has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including declaration of a federal National State of Emergency, multiple cities and states declaring states of emergency, school and business closings, limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. While state and local governments across the U.S. have been in various stages of easing shelter-in-place orders and other restrictions, officials continue to monitor rates of infection and hospitalization, and summertime surges in COVID-19 cases threaten many states’ plans to reopen. The financial markets, which have been recovering from the steep declines seen in February and March 2020, are experiencing continued trading volatility as a result of the pandemic and related economic disruption. In addition, unemployment rates remain high, and U.S. gross domestic product contracted at a record annualized 32.9% rate during the second quarter of 2020.
In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs, and the Trump Administration and Congress enacted fiscal measures to address the economic and social consequences of the pandemic, including the CARES Act, which was signed into law on March 27, 2020. The CARES Act includes, among other matters, expanded eligibility for Small Business Administration loans under a new Paycheck Protection Program (“PPP loans”), provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits, and technical corrections to tax depreciation methods for qualified improvement property. As disclosed above in Note 10, Debt, to Prosper’s Notes to Consolidated Financial Statements, Prosper has obtained a PPP loan in the amount of $8.4 million, which we applied towards payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Company is also deferring applicable payroll taxes as permitted under the CARES Act.
Prosper is also actively tracking the impact of COVID-19 on our communities, and offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to six months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020, approximately 13% of our outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately four percent of our outstanding loan balances are actively enrolled in at least one relief program as of August 3, 2020. Currently, approximately 90% of borrowers graduating from payment delay relief have either made a loan payment or enrolled in our payment reduction program. Overall requests for COVID-19 relief are declining; however, enrollment may continue as long as the pandemic continues to trigger increased work stoppages and unemployment. Prosper is also complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans.
Over the last few years, Prosper has been tightening credit and focusing on borrowers’ ability and intent to pay in order to generate sustainable and attractive risk-adjusted returns for our investors. In light of changes in the economic environment caused by COVID-19, we have taken additional actions to actively manage investor returns and adapt to this rapidly changing environment. As a result, we have seen a significant reduction in approved loan listings with higher risk C, D, E or HR Prosper Ratings.
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
Results of Operations
Overview
The following tables summarize Prosper Funding’s net income for the three and six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Total Net Revenues	$11,119	$19,341	$(8,222)	(43)%
Total Expenses	10,744	18,111	(7,367)	(41)%
Net Income	$375	$1,230	$(855)	(70)%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Total Net Revenues	$26,278	$36,787	$(10,509)	(29)%
Total Expenses	24,355	34,266	(9,911)	(29)%
Net Income	$1,923	$2,521	$(598)	(24)%

Total net revenues for the three months ended June 30, 2020 decreased $8.2 million, a 43% decrease from the three months ended June 30, 2019, primarily due to the decreased number of loan listings on the marketplace during the period, which resulted in decreased administration fee revenue for the listing-driven portion of such fee. Total expenses for the three months ended June 30, 2020 decreased $7.4 million, a 41% decrease from the three months ended June 30, 2019, primarily due to decreased origination volume of Borrower Loans during the period. The decreases in loan listings and originations are due to reduced investor demand, tighter underwriting and higher borrower rates starting in March 2020 to address the negative economic impact of the COVID-19 outbreak.
Total net revenues for the six months ended June 30, 2020 decreased $10.5 million, a 29% decrease from the six months ended June 30, 2019, primarily due to the decreased number of loan listing on the marketplace during the period, which resulted in decreased administration fee revenue for the listing-driven portion of such fee. Total expenses for the six months ended June 30, 2020 decreased $9.9 million, a 29% decrease from the six months ended June 30, 2019, primarily due to decreased origination volume of Borrower Loans during the period. The decreases in loan listings and originations are due to increased competition in early 2020 followed by reduced investor demand, tighter underwriting and higher borrower rates starting in March 2020 to address the negative economic impact of the COVID-19 outbreak.

Revenues
The following tables summarizes Prosper Funding’s revenue for the three and six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues
Operating Revenues:
Administration Fee Revenue - Related Party	$3,740	$16,640	$(12,900)	(78)%
Servicing Fees, Net	5,257	6,231	(974)	(16)%
Gain (Loss) on Sale of Borrower Loans	1,182	(4,053)	5,235	(129)%
Other Revenues	165	(14)	179	n/m
Total Operating Revenues	10,344	18,804	(8,460)	(45)%
Interest Income on Borrower Loans	9,309	10,403	(1,094)	(11)%
Interest Expense on Notes	(8,728)	(9,735)	1,007	(10)%
Net Interest Income	581	668	(87)	(13)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	194	(131)	325	n/m
Total Net Revenue	$11,119	$19,341	$(8,222)	(43)%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues
Operating Revenues:
Administration Fee Revenue - Related Party	$9,575	$33,615	$(24,040)	(72)%
Servicing Fees, Net	11,716	12,876	(1,160)	(9)%
Gain (Loss) on Sale of Borrower Loans	3,182	(10,879)	14,061	(129)%
Other Revenues	345	43	302	n/m
Total Operating Revenues	24,818	35,655	(10,837)	(30)%
Interest Income on Borrower Loans	19,147	20,734	(1,587)	(8)%
Interest Expense on Notes	(17,944)	(19,384)	1,440	(7)%
Net Interest Income	1,203	1,350	(147)	(11)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	257	(218)	475	n/m
Total Net Revenue	$26,278	$36,787	$(10,509)	(29)%
n/m: not meaningful

Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by PFL to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay PFL a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a rebate fee based on rebates given to investors as an incentive to purchase Borrower Loans from PFL. The decrease in Administrative Fee Revenue of $12.9 million for the three months ended June 30, 2020, as compared to the corresponding period in 2019, was primarily due to (a) a decrease in license fees owing to fewer loan listings generated on the marketplace during the period, and (b) a decrease in the rebate fee to zero due to the fact that no additional rebates were provided under the Consortium Purchase Agreement after it ended in May 2019. The decrease in Administrative Fee Revenue of $24.0 million for the six months ended June 30, 2020, as compared to the corresponding period in 2019, was primarily due to (a) a decrease in license fees owing to fewer loan listings generated on the marketplace during the period, and (b) a decrease in the rebate fee to zero due to the fact that no additional rebates were provided under the Consortium Purchase Agreement after it ended in May 2019.
Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper Funding through the Whole Loan Channel typically pay Prosper Funding a servicing fee, which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loans prior to applying the current payment. The servicing fee compensates Prosper Funding for the costs incurred in servicing the Borrower Loans, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. Prosper Funding records Servicing Fees from investors as a component of operating revenue when received. The decreases in Servicing Fees of $1.0 million and $1.2 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding period in 2019, were primarily due to lower outstanding balances of Borrower Loans in the servicing pool.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains and losses on Borrower Loans sold through the Whole Loan Channel. This account went from a loss of $4.1 million for the three months ended June 30, 2019 to a $1.2 million gain for the three months ended June 30, 2020. This $5.2 million increase was primarily due to the fact that no rebates were issued related to Consortium warrants for the three months ended June 30, 2020, as the related Consortium Purchase Agreement ended in May 2019. These rebates totaled $7.8 million for the three months ended June 30, 2019. This account went from a loss of $10.9 million for the six months ended June 30, 2019 to a $3.2 million gain for the six months ended June 30, 2020. This $14.1 million increase was primarily due to the fact that no rebates were issued related to Consortium warrants for the six months ended June 30, 2020, as the related Consortium Purchase Agreement ended in May 2019. These rebates totaled $17.6 million for the six months ended June 30, 2019.
Other Revenues
Other Revenues consists primarily of fees earned from facilitating securitizations for whole loan purchasers, which are recognized over the term of the underlying securitization, as well as the impact of changes in the reserve for loan repurchases and other miscellaneous items.. Other Revenues for the three and six months ended June 30, 2020 were not significant.
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
Overall, the decreases in net interest income for the three and six months ended June 30, 2020, as compared to the same periods in 2019, were not significant.
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net captures changes in fair value estimates using discounted cash flow methodologies that are based upon a set of valuation assumptions. The key assumptions used in these valuations include default and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the corresponding Notes due to the borrower payment dependent structure. Loans Held for Sale are primarily comprised of Borrower Loans held for short durations and their valuation uses the same approach as the Borrower Loans.
The following table summarizes the fair value adjustments for the three and six month periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Borrower Loans	$(3,653)	$(5,589)	$(22,119)	$(11,177)
Notes	3,848	5,458	22,377	10,960
	$195	$(131)	$258	$(217)
Expenses
The following tables summarize Prosper Funding’s expenses for the three and six month periods ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$9,494	$16,773	$(7,279)	(43)%
Servicing	1,137	1,304	(167)	(13)%
General and Administrative	113	34	79	232%
Total Expenses	$10,744	$18,111	$(7,367)	(41)%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$21,858	$31,765	$(9,907)	(31)%
Servicing	2,330	2,372	(42)	(2)%
General and Administrative	167	129	38	29%
Total Expenses	$24,355	$34,266	$(9,911)	(29)%

Administration Fee Expense - Related Party
Pursuant to the Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month Prosper Funding is required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding. The decreases in Administration Fee expense of $7.3 million and $9.9 million for the three and six months ended June 30, 2020, as compared to the same periods in 2019, were primarily due to the decreased origination volume of Borrower Loans for the current periods.
Servicing
Servicing costs consist primarily of vendor costs and depreciation of internal-use software associated with servicing Borrower Loans. The decreases in Servicing costs for the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, were not significant.

General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. General and Administrative costs were not significant for the three and six months ended June 30, 2020 and 2019.
Liquidity and Capital Resources
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months. However, there remains significant uncertainty regarding the future impact of the COVID-19 outbreak on our financial condition and liquidity. Management is continuing to monitor the impact of COVID-19 on its operations and financial results.
The following table summarizes Prosper Funding’s cash flow activities for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net Income	$1,923	$2,521

Net cash provided by (used in) operating activities	9,937	(8,255)
Net cash provided by (used in) investing activities	10,227	(4,262)
Net cash (used in) provided by financing activities	(16,565)	985
Net increase (decrease) in cash, cash equivalents and restricted cash	3,599	(11,532)
Cash, cash equivalents and restricted cash at the beginning of the period	117,861	147,181
Cash, cash equivalents and restricted cash at the end of the period	$121,460	$135,649

Cash, Cash Equivalents and Restricted Cash increased $3.6 million for the six months ended June 30, 2020, based on the following components:
Operating Activities: $9.9 million was provided by operating activities, driven by cash from working capital of $3.4 million, primarily due to the timing of payments to PMI, and $6.5 million from net income, net of non-cash adjustments.
Investing Activities: $10.2 million was provided by investing activities, due to $77.2 million in principal payments under Borrower Loans, partially offset by purchases of Borrower Loans of $65.7 million and property and equipment of $1.3 million.
Financing Activities: $16.6 million was used by financing activities, due to $77.1 million in payments for Notes Held at Fair Value and $4.5 million in distributions to PMI, partially offset by $65.0 million from proceeds from the issuance of Notes Held at Fair Value.
Cash, Cash Equivalents and Restricted Cash decreased $11.5 million for the six months ended June 30, 2019, based on the following components:
Operating Activities: Cash used in operating activities is primarily attributable to the net $9.6 million less cash held on the platform that is classified as restricted cash.
Investing Activities: $4.3 million was used in investing activities, due to purchases of Borrower Loans of $86.1 million and property and equipment of $2.3 million, partially offset by $84.1 million in principal payments under Borrower Loans.
Financing Activities: $0.9 million was provided by financing activities due to $86.7 million in proceeds from the issuance of Notes, partially offset by $85.7 million in payments on Notes.
Income Taxes
Prosper Funding incurred no income tax expense for the six months ended June 30, 2020 and 2019. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.

Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of June 30, 2020, Prosper Funding has not engaged in any off-balance sheet financing activities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk
Prosper Marketplace, Inc.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Loans Held for Sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Loans Held for Sale held on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale, which have declined in market value due to changes in interest rates, as stated above, as well as the economic impact of the COVID-19 outbreak. Additionally, if the fair value of the Loans Held for Sale continues to decline, we may not be able to repay the Warehouse Lines using the sale of Loans Held for Sale alone. Changes in the market value of Loans Held for Sale are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $216.2 million and $142.0 million as of June 30, 2020 and December 31, 2019, respectively.
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
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $198.9 million and $131.6 million as of June 30, 2020 and December 31, 2019, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently out of the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
Prosper had cash and cash equivalents of $46.6 million and $64.6 million as of June 30, 2020 and December 31, 2019, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 7, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the combined fair value of Borrower Loans and Loans Held for Sale is $673.7 million as of June 30, 2020, determined using a weighted-average discount rate of 11.59%. The combined fair value of Borrower Loans and Loans Held for Sale was $776.0 million as of December 31, 2019, determined using a weighted-average discount rate of 7.00%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $5.7 million and $7.1 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of June 30, 2020 and December 31, 2019, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $5.9 million and $7.3 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of June 30, 2020 and December 31, 2019, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
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
Prosper Funding had cash and cash equivalents of $7.8 million as of June 30, 2020, and $7.5 million as of December 31, 2019. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of June 30, 2020. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

This Item should be read in conjunction with the disclosures contained in Part I, Item 1, “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Item 1A. Risk Factors
You should carefully consider all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

RISKS INHERENT IN INVESTING IN THE NOTES

We may choose or be required to implement payment and collections relief programs in response to the COVID-19 pandemic and other public health emergencies or crises, which may extend or otherwise alter the repayment schedule of Borrower Loans and reduce the expected return on the corresponding Notes.

The continued spread of COVID-19 has caused significant market volatility and workforce disruptions. As a result of state and local governments enacting self-quarantine and shelter-in-place orders to protect public health, businesses have been forced to curtail their operations and unemployment levels have spiked. Prosper recognizes the serious economic hardship triggered by COVID-19, and is offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to six months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Prosper is also complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans.

Prosper’s current COVID-19 relief options for qualified borrowers allow borrowers to skip loan payments or temporarily reduce their minimum monthly payments and extend the maturity date of their loans, which could impact investor returns on corresponding Notes. No payments will be made on any corresponding Notes during a month in which a borrower relying on our COVID-19 relief options skips a loan payment. Likewise, to the extent Prosper is required to comply with state mandates to pause collections activity on delinquent loans, investors will not receive recoveries on any Notes corresponding to Borrower Loans that cannot be collected upon while such mandates are in effect. Prosper continues to actively monitor the impact of COVID-19 on economic conditions.

RISKS RELATED TO PFL AND PMI, OUR MARKETPLACE AND OUR ABILITY TO SERVICE THE NOTES

A decline in economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.

As a lending marketplace, we believe our customers are highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. These external economic conditions and resulting trends or uncertainties could adversely impact our customers’ ability or desire to participate in our marketplace as borrowers or investors, and consequently could negatively affect our business and results of operations. The current COVID-19 pandemic has created turbulent economic conditions, with many businesses grinding to a halt in response to public health orders to shelter in place. The unemployment rate reached a record 14.7% in April 2020 and gross domestic product contracted at an unprecedented annualized rate of 32.9% during the second quarter of this year. While the unemployment rate dropped to 10.2% in July 2020, it remains at more than double the rates reported in 2019, and there is still significant uncertainty regarding the pace of the economic recovery.

Prosper has experienced a decline in marketplace participation as a result of COVID-19. If the effects of COVID-19 continue for an extended period of time and we are unable to originate sufficient loan volumes or attract sufficient investor purchase commitments from new and existing investors, our business and results of operations may be materially adversely affected.

We may be required to repay the loan we received through the CARES Act Paycheck Protection Program if we fail to meet the forgiveness criteria established by the U.S. Small Business Administration.

In April 2020, we obtained an $8.4 million loan under the Paycheck Protection Program (“PPP”), which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is sponsored by the U.S. Small Business Administration (“SBA”) in order to provide small businesses with assistance in covering qualified payroll costs, mortgage obligations, leases, and utilities during the economic downturn triggered by the COVID-19 pandemic. Payments are deferred on the PPP loan until the earlier of August 2021 or the SBA’s remittance of the forgiveness amount to the lender. The loan carries a two-year term and accrues interest at one percent per annum. SBA guidance in effect at the time that we received the loan provided that the loan will be forgiven as long as proceeds are used for covered expenses and we meet certain requirements regarding maintenance of full-time employee headcount and limits on compensation reduction for employees who earned less than $100,000 on an annualized basis in 2019. Based on this guidance, we expect to successfully apply for PPP loan forgiveness, although no assurances can be given.

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

3.2	Amended and Restated Certificate of Incorporation of PMI, as further amended on October 15, 2018 (incorporated by reference to Exhibit 3.2 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on November 14, 2018)

3.3	PFL Certificate of Formation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by PFL)

3.4	Bylaws of PMI, as amended by Amendment No. 1 dated February 15, 2016 and Amendment No. 2 dated May 19, 2020 (1)

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.2)

4.2
Amended and Restated Indenture, dated January 22, 2013, between PFL and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.3	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

10.1	Promissory Note, dated April 24, 2020, by and between Broadway National Bank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI’s Current Report on Form 8-K, filed on April 30, 2020)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (1)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (1)

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

August 14, 2020	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer and President of Prosper Funding LLC
(Principal Executive Officer)

August 14, 2020	/s/ Usama Ashraf
Usama Ashraf
Chief Financial Officer of Prosper Marketplace, Inc.
Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)