Form 10-Q
period 2020-09-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2020-11-12
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
As of November 9, 2020, there were 68,858,586 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, Prosper Warehouse I Trust (“PWIT”), a Delaware statutory trust, Prosper Warehouse II Trust (“PWIIT”), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2019-1 (“PMIT 2019-1”), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2019-2 (“PMIT 2019-2”), a Delaware statutory trust and Prosper Marketplace Issuance Trust, Series 2019-4 (“PMIT 2019-4”), a Delaware statutory trust, Prosper Grantor Trust (“PGT”), a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.” Finally, although historically the Company has referred to investors as “lender members,” PFL calls them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Cash and Cash Equivalents	$45,898	$64,635
Restricted Cash (1)	135,826	155,773
Accounts Receivable (1)	533	1,695
Loans Held for Sale, at Fair Value (1)	252,443	142,026
Borrower Loans, at Fair Value (1)	414,877	634,019
Property and Equipment, Net	29,583	31,296
Prepaid and Other Assets (1)	6,131	5,694
Servicing Assets	9,306	12,602
Goodwill	36,368	36,368
Intangible Assets, Net	555	720
Total Assets	$931,520	$1,084,828
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts Payable and Accrued Liabilities	$14,600	$19,937
Payable to Investors	95,887	101,092
Notes, at Fair Value	206,931	244,171
Notes Issued by Securitization Trust (1)	192,829	347,662
Certificates Issued by Securitization Trust, at Fair Value (1)	26,781	52,168
Warehouse Lines (1)	226,784	131,583
Other Liabilities	26,218	21,726
Convertible Preferred Stock Warrant Liability	86,372	149,996
Total Liabilities	876,402	1,068,335
Commitments and Contingencies (Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of September 30, 2020 and December 31, 2019; 209,613,570 issued and outstanding as of September 30, 2020 and December 31, 2019. Aggregate liquidation preference of $370,456 as of September 30, 2020 and December 31, 2019.	322,748	322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 12), 51,247,915 and zero shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	(2,381)	—
Stockholders' Deficit
Common Stock – $0.01 par value; 625,000,000 shares authorized; 69,794,521 shares issued and 68,858,586 shares outstanding, as of September 30, 2020; 69,387,836 shares issued and 68,451,901 shares outstanding, as of December 31, 2019.	212	208
Additional Paid-In Capital	155,672	151,416
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(397,716)	(434,462)
Total Stockholders' Deficit	(265,249)	(306,255)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$931,520	$1,084,828
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

	September 30, 2020	December 31, 2019
Assets of consolidated VIEs, included in total assets above
Restricted Cash	$25,637	$39,118
Accounts Receivable	—	73
Loans Held for Sale, at Fair Value	252,443	142,026
Borrower Loans, at Fair Value	206,833	388,882
Prepaid and Other Assets	2,265	2,928
Total assets of consolidated variable interest entities	$487,178	$573,027
Liabilities of consolidated VIEs, included in total liabilities above
Notes Issued by Securitization Trust	$192,829	$347,662
Certificates Issued by Securitization Trust, at Fair Value	26,781	52,168
Warehouse Lines	226,784	131,583
Total liabilities of consolidated variable interest entities	$446,394	$531,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Operating Revenues
Transaction Fees, Net	$15,075	$32,466	$46,889	$92,637
Servicing Fees, Net	4,396	6,165	15,113	17,540
Gain on Sale of Borrower Loans	786	2,577	3,147	8,834
Fair Value of Warrants Vested on Sale of Borrower Loans	—	—	—	(17,553)
Other Revenue	569	1,608	2,147	4,831
Total Operating Revenues	20,826	42,816	67,296	106,289
Interest Income
Interest Income on Borrower Loans and Loans Held for Sale	25,693	29,113	79,982	71,084
Interest Expense on Financial Instruments	(14,519)	(17,339)	(46,472)	(46,104)
Net Interest Income	11,174	11,774	33,510	24,980
Change in Fair Value of Financial Instruments, Net	4,703	(11,229)	(34,601)	(14,901)
Total Net Revenue	36,703	43,361	66,205	116,368
Expenses
Origination and Servicing	6,871	8,464	22,682	26,052
Sales and Marketing	5,362	20,484	21,626	58,275
General and Administrative	15,151	18,195	49,033	54,879
Impairment Expense	—	—	228	—
Restructuring Charges, Net	—	7	—	86
Change in Fair Value of Convertible Preferred Stock Warrants	11,374	(14,217)	(63,624)	(8,890)
Other Income, Net	(64)	(370)	(588)	(1,607)
Total Expenses	38,694	32,563	29,357	128,795
Net (Loss) Income Before Taxes	(1,991)	10,798	36,848	(12,427)
Income Tax Expense	34	29	102	87
Net (Loss) Income	$(2,025)	$10,769	$36,746	$(12,514)
Plus: Return on Share Purchase	2,381	—	2,381	—
Less: Net Income Allocated to Participating Securities	(255)	(7,994)	(28,814)	—
Net Income (Loss) Attributable to Common Stockholders	$101	$2,775	$10,313	$(12,514)
Net Income (Loss) Per Share – Basic	$—	$0.04	$0.15	$(0.18)
Net Income (Loss) Per Share – Diluted	$—	$0.01	$0.03	$(0.18)
Weighted-Average Shares – Basic	68,485,173	70,606,805	68,465,046	70,532,641
Weighted-Average Shares – Diluted	296,652,189	285,810,755	332,508,175	70,532,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (Loss) Income	$(2,025)	$10,769	$36,746	$(12,514)
Other Comprehensive (Loss) Income, Before Tax
Change in Net Unrealized (Loss) Gain on Available for Sale Investments, at Fair Value	—	(8)	—	13
Other Comprehensive (Loss) Income, Before Tax	—	(8)	—	13
Income Tax Effect	—	—	—	—
Other Comprehensive (Loss) Income, Net of Tax	—	(8)	—	13
Comprehensive (Loss) Income, Net of Tax	$(2,025)	$10,761	$36,746	$(12,501)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	209,613,570	$322,748	—	$—	73,629,136	$208	(5,177,235)	$(23,417)	$151,416	$—	$(434,462)	$(306,255)
Exercise of vested stock options	—	—	—	—	3,740	—	—	—	1	—	—	1
Stock-based Compensation Expense	—	—	—	—	—	—	—	—	557	—	—	557
Net Income	—	—	—	—	—	—	—	—	—	—	21,130	21,130
Balance as of March 31, 2020	209,613,570	$322,748	—	$—	73,632,876	$208	(5,177,235)	$(23,417)	$151,974	$—	$(413,332)	$(284,567)
Stock-based compensation expense	—	—	—	—	—	—	—	—	454	—	—	454
Net Income	—	—	—	—	—	—	—	—	—	—	17,641	17,641
Balance as of June 30, 2020	209,613,570	$322,748	—	$—	73,632,876	$208	(5,177,235)	$(23,417)	$152,428	$—	$(395,691)	$(266,472)
Purchase of Convertible Preferred Stock by consolidated VIE Prosper Grantor Trust (Note 12)	—	—	(51,247,915)	(2,381)	—	—	—	—	2,381	—	—	2,381
Exercise of vested stock options	—	—	—	—	402,945	4	—	—	4	—	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	859	—	—	859
Net Loss	—	—	—	—	—	—	—	—	—	—	(2,025)	(2,025)
Balance as of September 30, 2020	209,613,570	$322,748	(51,247,915)	$(2,381)	74,035,821	$212	(5,177,235)	$(23,417)	$155,672	$—	$(397,716)	$(265,249)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	214,637,925	$323,793	—	$—	75,652,445	$229	(5,177,235)	$(23,417)	$145,486	$(13)	$(420,751)	$(298,466)
Exercise of vested stock options	—	—	—	—	16,085	—	—	—	4	—	—	4
Stock-based Compensation Expense	—	—	—	—	—	—	—	—	1,714	—	—	1,714
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	—	—	10	—	10
Net Loss	—	—	—	—	—	—	—	—	—	—	(22,714)	(22,714)
Balance as of March 31, 2019	214,637,925	$323,793	—	$—	75,668,530	$229	(5,177,235)	$(23,417)	$147,204	$(3)	$(443,465)	$(319,452)
Exercise of vested stock options	—	—	—	—	75,231	1	—	—	8	—	—	9
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,316	—	—	1,316
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	—	—	11	—	11
Net Loss	—	—	—	—	—	—	—	—	—	—	(569)	(569)
Balance as of June 30, 2019	214,637,925	$323,793	—	$—	75,743,761	$230	(5,177,235)	$(23,417)	$148,528	$8	$(444,034)	$(318,685)
Exercise of vested stock options	—	—	—	—	71,040	—	—	—	12	—	—	12
Restricted stock vested	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,058	—	—	1,058
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Net Loss	—	—	—	—	—	—	—	—	—	—	10,769	10,769
Balance as of September 30, 2019	214,637,925	$323,793	—	$—	75,814,801	$230	$(5,177,235)	$(23,417)	$149,598	$—	$(433,265)	$(306,854)

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from Operating Activities:
Net Income (Loss)	$36,746	$(12,514)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments, Net	34,597	16,259
Depreciation and Amortization	6,196	5,649
Amortization of Operating Lease Right-of-Use Asset	2,599	2,469
Impairment of Operating Lease Right-of-Use Asset	228	—
Gain on Sales of Borrower Loans	(3,945)	(9,237)
Change in Fair Value of Servicing Rights	7,241	9,930
Stock-Based Compensation Expense	1,683	3,838
Fair Value of Warrants Vested on Sale of Borrower Loans	—	17,553
Change in Fair Value of Convertible Preferred Stock Warrants	(63,624)	(8,890)
Other, Net	1,177	369
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(949,529)	(1,809,133)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	874,489	1,656,506
Accounts Receivable	1,162	3,449
Prepaid and Other Assets	(437)	(4)
Accounts Payable and Accrued Liabilities	(5,204)	452
Payable to Investors	(5,205)	(14,031)
Other Liabilities	(4,101)	(3,245)
Net Cash Used in Operating Activities	(65,927)	(140,580)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(97,406)	(127,524)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	217,527	179,298
Purchases of Property and Equipment	(6,801)	(7,657)
Purchases of Available for Sale Investments, at Fair Value	—	(1,488)
Maturities of Available for Sale Investments	—	22,263
Net Cash Provided by Investing Activities	113,320	64,892
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	97,303	128,152
Payments of Notes Held at Fair Value	(114,050)	(126,721)
Principal Payments on Notes Issued by Securitization Trust	(156,377)	(83,419)
Principal Payments on Certificates Issued by Securitization Trust	(16,608)	(8,445)
Proceeds from Securitization Issuance	—	5,642
Proceeds from Warehouse Lines	110,499	173,611
Principal Payments on Warehouse Lines	(15,300)	—
Proceeds from Paycheck Protection Program Loan	8,447	—
Payment for Debt Issuance Costs	—	(6,614)
Proceeds from Exercise of Stock Options	9	25
Net Cash (Used in) Provided by Financing Activities	(86,077)	82,231
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(38,684)	6,543
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	220,408	207,059

	Nine Months Ended September 30,
	2020	2019
Cash, Cash Equivalents and Restricted Cash at End of the Period	$181,724	$213,602

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$44,647	$44,253
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	574	516
Non-Cash Investing Activity - Consolidation of Borrower Loans, at Fair Value	—	(262,565)
Non-Cash Financing Activity - Issuance of Securitization Notes and Certificates	—	395,544
Non-Cash Financing Activity - Derecognition of Warehouse Line Debt	—	(130,322)

Reconciliation to Amounts on Consolidated Balance Sheets
Cash and Cash Equivalents	$45,898	$55,300
Restricted Cash	135,826	158,302
Total Cash, Cash Equivalents and Restricted Cash	$181,724	$213,602

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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no changes to these accounting policies during the first nine months of 2020 unless noted below.
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
Refer to Note 7, Fair Value of Assets and Liabilities, for additional fair value disclosures.
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
In 2019, Prosper began refinancing the purchase of Borrower Loans through the Whole Loan Channel through securitization transactions, which issue senior notes, risk retention interests and residual certificates. Associated securitization trusts are deemed consolidated VIEs, and as a result the Borrower Loans held in the securitization trusts are included in “Borrower Loans, at Fair Value”. Senior notes sold to third party investors are included in “Notes Issued by Securitization Trust,” and the risk retention interest and residual certificates held by third party investors are included in “Certificates Issued by Securitization Trust, at Fair Value” on the accompanying condensed consolidated balance sheets. Refer to Note 6, Securitization for additional disclosures.
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
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year and early adoption is permitted. The Company adopted the new guidance in the first quarter of 2020, and will prospectively capitalize all eligible costs related to cloud computing arrangements starting January 1, 2020. There was, however, no impact on the Company’s consolidated financial statements for the first nine months of 2020.

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
3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$15,984	$16,213
Computer equipment	13,558	13,420
Internal-use software and website development costs	32,446	28,904
Office equipment and furniture	2,999	2,999
Leasehold improvements	7,167	7,158
Assets not yet placed in service	4,020	2,445
Property and equipment	76,174	71,139
Less: Accumulated depreciation and amortization	(46,591)	(39,843)
Total Property and Equipment, Net	$29,583	$31,296

Depreciation and amortization expense for Property and Equipment for the three months ended September 30, 2020 and September 30, 2019 was $2.1 million and $1.8 million, respectively. Depreciation and amortization expense for Property and Equipment for the nine months ended September 30, 2020 and September 30, 2019 was $6.0 million and $5.4 million, respectively. These charges are included in General and Administrative expenses on the condensed consolidated statements of operations. Prosper capitalized internal-use software and website development costs in the amount of $1.8 million and $2.6 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $6.5 million and $6.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 16.
4. Borrower Loans, Loans Held for Sale, and Notes, Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of September 30, 2020 and December 31, 2019, are presented in the following table (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Aggregate principal balance outstanding	$440,460	$647,209	$260,405	$143,261	$(219,730)	$(250,281)
Fair value adjustments	(25,583)	(13,190)	(7,962)	(1,235)	12,799	6,110
Fair value	$414,877	$634,019	$252,443	$142,026	$(206,931)	$(244,171)
Borrower Loans
At September 30, 2020, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various maturity dates through September 2025. At December 31, 2019, outstanding Borrower Loans had original maturities of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through December 2024.

As of September 30, 2020, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.5 million and a fair value of $0.3 million. As of December 31, 2019, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $6.5 million and a fair value of $1.9 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of September 30, 2020 and December 31, 2019, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.7 million, respectively.
Loans Held for Sale
At September 30, 2020, outstanding Loans Held for Sale had original terms to maturity between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various maturity dates through September 2025. At December 31, 2019, outstanding Loans Held for Sale had original terms to maturity between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various maturity dates through December 2024. Fair value adjustments recorded in earnings on loans invested in by the Company resulted in net losses of $12.9 million and $3.4 million for the nine months ended September 30, 2020 and 2019, respectively. Interest income earned on Loans Held for Sale by the Company was $19.2 million and $13.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.
As of September 30, 2020, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.8 million and a fair value of $0.1 million. As of December 31, 2019, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.7 million and a fair value of $0.2 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of September 30, 2020 and December 31, 2019, Loans Held for Sale in non-accrual status had a fair value of $0.1 million (for both periods).
5. Loan Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The total gains recognized on the sale of such Borrower Loans for the three months ended September 30, 2020 and 2019 were $0.8 million and $2.6 million, respectively, recognized in Gain on Sale of Borrower Loans on the condensed consolidated statements of operations. The total gain recognized on the sale of such Borrower Loans for the nine months ended September 30, 2020 was $3.1 million, recognized in Gain on Sale of Borrower Loans on the condensed consolidated statement of operations. The total gains and losses recognized on the sale of such Borrower Loans for the nine months ended September 30, 2019 was a gain of $8.8 million, and a loss of $17.6 million from the Fair Value of Warrants Vested on the Sale of Borrower Loans to the Consortium.
As of September 30, 2020, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $2.4 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and various maturity dates through September 2025. At December 31, 2019, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.1 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and various maturity dates through December 2024.
Contractually-specified servicing fees and ancillary fees totaling $6.7 million and $9.3 million for the three months ended September 30, 2020 and 2019, respectively, and $23.2 million and $27.8 million for the nine months ended September 30, 2020 and 2019, respectively, are included on the condensed consolidated statements of operations in Servicing Fees, Net.

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
PMIT 2019-1
The notes under the PMIT 2019-1 securitization were issued in three classes: Class A in the amount of $127.3 million, Class B in the amount of $25.0 million and Class C in the amount of $19.3 million (collectively, the “2019-1 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.54%, 4.03% and 5.27%, respectively. Principal and interest payments began in March 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $2.3 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $45.5 million on the condensed consolidated balance sheets as of September 30, 2020 and are secured by Borrower Loans at fair value of $47.6 million included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of September 30, 2020. The risk retention and residual certificates held by third party investors at fair value of $4.5 million are included in “Certificates Issued by Securitization Trust, at Fair Value” on the condensed consolidated balance sheets as of September 30, 2020.
PMIT 2019-2
The notes under the PMIT 2019-2 securitization were issued in three classes: Class A in the amount of $110.1 million, Class B in the amount of $31.4 million and Class C in the amount of $32.7 million (collectively, the “2019-2 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.20%, 3.69% and 5.05%, respectively. Principal and interest payments began in July 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $1.9 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $69.6 million on the condensed consolidated balance sheets as of September 30, 2020 and are secured by Borrower Loans at fair value of $75.1 million of included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of September 30, 2020. The risk retention and residual certificates held by third party investors at fair value of $10.9 million are included in “Certificates Issued by Securitization Trust, at Fair Value” on the condensed consolidated balance sheets as of September 30, 2020.
PMIT 2019-4
The notes under the PMIT 2019-4 securitization were issued in three classes: Class A in the amount of $102.6 million, Class B in the amount of $19.5 million and Class C in the amount of $16.8 million (collectively, the “2019-4 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 2.48%, 3.20% and 4.95% respectively. Principal and interest payments began in December 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $1.2 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $77.7 million and are secured by Borrower Loans at fair value of $84.1 million as of September 30, 2020. The risk retention interest and residual certificates held by third party investors at fair value of $11.4 million are included in “Certificates Issued by Securitization Trust, at Fair Value” in the condensed consolidated balance sheets as of September 30, 2020.
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

Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. Prosper did not transfer any assets or liabilities in or out of Level 3 for the three and nine months ended September 30, 2020 or 2019.

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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 12 for further details.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$414,877	$414,877
Loans Held for Sale	—	—	252,443	252,443
Servicing Assets	—	—	9,306	9,306
Total Assets	$—	$—	$676,626	$676,626
Liabilities:
Notes	$—	$—	$206,931	$206,931
Certificates Issued by Securitization Trust, at Fair Value	—	—	26,781	26,781
Convertible Preferred Stock Warrant Liability	—	—	86,372	86,372
Loan Trailing Fee Liability	—	—	2,262	2,262
Total Liabilities	$—	$—	$322,346	$322,346

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$634,019	$634,019
Loans Held for Sale	—	—	142,026	142,026
Servicing Assets	—	—	12,602	12,602
Total Assets	$—	$—	$788,647	$788,647
Liabilities:
Notes	$—	$—	$244,171	$244,171
Certificates Issued by Securitization Trust	—	—	52,168	52,168
Convertible Preferred Stock Warrant Liability	—	—	149,996	149,996
Loan Trailing Fee Liability	—	—	2,997	2,997
Total Liabilities	$—	$—	$449,332	$449,332

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
Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at September 30, 2020 and December 31, 2019:

Range
Borrower Loans, Loans Held for Sale and Notes	September 30, 2020	December 31, 2019
Discount rate	5.5% - 17.0%	4.4% - 12.2%
Default rate	2.3% - 18.1%	2.1% - 18.6%

Range
Certificates Issued by Securitization Trust	September 30, 2020	December 31, 2019
Discount rate	5.1% - 18.5%	4.0% - 15.0%
Default rate	3.3% - 16.3%	2.0% - 17.0%
Prepayment rate	8.7% - 35.1%	14.5% - 33.0%

Range
Servicing Assets	September 30, 2020	December 31, 2019
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 18.5%	1.7% - 18.8%
Prepayment rate	13.4% - 24.5%	16.5% - 28.1%
Market servicing rate (1) (2)	0.625% - 0.818%	0.625%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of September 30, 2020 were measured using a market servicing rate assumption of 81.8 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 62.5 basis points.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of September 30, 2020 and December 31, 2019, the market rate for collection fees and non-sufficient fund fees was assumed to be 7 basis points and 6 basis points, respectively, for a total market servicing rate range of 69.5 - 88.8 basis points and a total market servicing rate of 68.5 basis points, respectively.

Range
Loan Trailing Fee Liability	September 30, 2020	December 31, 2019
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 18.5%	1.7% - 18.8%
Prepayment rate	13.4% - 24.5%	16.5% - 28.1%

At September 30, 2020 and December 31, 2019, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans.

Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at January 1, 2020	$634,019	$142,026	$(244,171)	$(52,168)	$479,706
Purchase of Borrower Loans/Issuance of Notes	97,406	949,529	(97,303)	—	949,632
Principal repayments	(259,210)	(72,885)	114,050	16,608	(201,437)
Borrower Loans sold to third parties	(5,637)	(754,284)	—	—	(759,921)
Other changes	(1,084)	943	(24)	390	225
Change in fair value	(50,617)	(12,886)	20,517	8,389	(34,597)
Balance at September 30, 2020	$414,877	$252,443	$(206,931)	$(26,781)	$433,608

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at January 1, 2019	$263,522	$183,788	$(264,003)	$—	$183,307
Purchase of Borrower Loans/Issuance of Notes	390,089	1,809,133	(128,152)	(51,595)	2,019,475
Transfers in (Transfers out)	147,773	(147,773)	—	—	—
Principal repayments	(221,379)	(46,109)	126,721	8,445	(132,322)
Borrower Loans sold to third parties	(3,412)	(1,564,904)	—	—	(1,568,316)
Other changes	331	921	538	(351)	1,439
Change in fair value	(35,955)	(3,412)	17,171	5,937	(16,259)
Balance at September 30, 2019	$540,969	$231,644	$(247,725)	$(37,564)	$487,324

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at July 1, 2020	$457,487	$216,243	$(209,987)	$(31,571)	$432,172
Purchase of Borrower Loans/Issuance of Notes	31,742	327,407	(32,260)	—	326,889
Principal repayments	(79,658)	(29,809)	36,943	6,733	(65,791)
Borrower Loans sold to third parties	(1,383)	(262,502)	—	—	(263,885)
Other changes	(926)	164	233	49	(480)
Change in fair value	7,615	940	(1,860)	(1,992)	4,703
Balance at September 30, 2020	$414,877	$252,443	$(206,931)	$(26,781)	$433,608

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at July 1, 2019	$606,799	$114,962	$(253,425)	$(44,090)	$424,246
Purchase of Borrower Loans/Issuance of Notes	41,460	647,896	(41,439)	—	647,917
Principal repayments	(87,348)	(19,580)	40,993	4,173	(61,762)
Borrower Loans sold to third parties	(1,526)	(511,596)	—	—	(513,122)
Other changes	240	832	(65)	252	1,259
Change in fair value	(18,656)	(870)	6,211	2,101	(11,214)
Balance at September 30, 2019	$540,969	$231,644	$(247,725)	$(37,564)	$487,324

The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2020 and 2019 (in thousands):

Servicing Assets
Fair Value at January 1, 2020	$12,602
Additions	3,945
Less: Changes in fair value	(7,241)
Fair Value at September 30, 2020	$9,306

Servicing Assets
Fair Value at January 1, 2019	$14,687
Additions	9,237
Derecognition	(1,049)
Less: Changes in fair value	(9,939)
Fair Value at September 30, 2019	$12,936

Servicing Assets
Fair Value at July 1, 2020	$10,073
Additions	1,242
Less: Changes in fair value	(2,009)
Fair Value at September 30, 2020	$9,306

Servicing Assets
Fair Value at July 1, 2019	$13,387
Additions	2,859
Less: Changes in fair value	(3,310)
Fair Value at September 30, 2019	$12,936

The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2020 and 2019 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2020	$149,996
Change in fair value	(63,624)
Balance as of September 30, 2020	$86,372

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2019	$143,679
Issuance of Stock Warrants	17,553
Change in fair value	(8,890)
Balance as of September 30, 2019	$152,342

Convertible Preferred Stock Warrant Liability
Balance as of July 1, 2020	$74,998
Change in fair value	11,374
Balance as of September 30, 2020	$86,372

Convertible Preferred Stock Warrant Liability
Balance as of July 1, 2019	$166,559
Change in fair value	(14,217)
Balance as of September 30, 2019	$152,342

Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2020 and 2019 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2020	$2,997
Issuances	938
Cash Payment of Loan Trailing Fee	(1,867)
Change in Fair Value	194
Balance at September 30, 2020	$2,262

Loan Trailing Fee Liability
Balance at January 1, 2019	$3,118
Issuances	2,063
Cash Payment of Loan Trailing Fee	(1,744)
Change in Fair Value	(156)
Balance at September 30, 2019	$3,281

Loan Trailing Fee Liability
Balance at July 1, 2020	$2,403
Issuances	313
Cash Payment of Loan Trailing Fee	(596)
Change in Fair Value	142
Balance at September 30, 2020	$2,262

Loan Trailing Fee Liability
Balance at July 1, 2019	$3,249
Issuances	766
Cash Payment of Loan Trailing Fee	(446)
Change in Fair Value	(288)
Balance at September 30, 2019	$3,281

Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2020 and December 31, 2019 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale	September 30, 2020	December 31, 2019
Fair value, using the following assumptions:	$667,320	$776,045
Weighted-average discount rate	9.57%	7.00%
Weighted-average default rate	12.50%	12.63%

Fair value resulting from:
100 basis point increase in discount rate	$661,563	$768,924
200 basis point increase in discount rate	$655,937	$761,971
Fair value resulting from:
100 basis point decrease in discount rate	$673,214	$783,344
200 basis point decrease in discount rate	$679,249	$790,823

Fair value resulting from:
10 percent increase in default rate	$660,416	$765,894
20 percent increase in default rate	$653,543	$756,007
Fair value resulting from:
10 percent decrease in default rate	$674,253	$786,541
20 percent decrease in default rate	$681,220	$797,065

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2020 and December 31, 2019 for Notes are presented in the following table (in thousands, except percentages).

Notes	September 30, 2020	December 31, 2019
Fair value, using the following assumptions:	$206,931	$244,171
Weighted-average discount rate	10.50%	6.43%
Weighted-average default rate	12.90%	13.68%

Fair value resulting from:
100 basis point increase in discount rate	$205,143	$241,927
200 basis point increase in discount rate	$203,396	$239,737
Fair value resulting from:
100 basis point decrease in discount rate	$208,761	$246,471
200 basis point decrease in discount rate	$210,635	$248,828

Fair value resulting from:
10 percent increase in default rate	$204,777	$240,958
20 percent increase in default rate	$202,634	$237,831
Fair value resulting from:
10 percent decrease in default rate	$209,093	$247,489
20 percent decrease in default rate	$211,266	$250,817

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2020 and December 31, 2019 for Certificates Issued by Securitization Trust are presented in the following table (in thousands, except percentages).

Certificates Issued by Securitization Trust	September 30, 2020	December 31, 2019
Fair value, using the following assumptions:	$26,781	$52,168
Weighted-average discount rate	12.78%	9.59%
Weighted-average default rate	12.10%	10.12%
Weighted-average prepayment rate	20.03%	21.41%

Fair value resulting from:
100 basis point increase in discount rate	$26,560	$51,813
200 basis point increase in discount rate	$26,345	$51,466
Fair value resulting from:
100 basis point decrease in discount rate	$27,007	$52,533
200 basis point decrease in discount rate	$27,240	$52,909

Fair value resulting from:
10 percent increase in default rate	$25,330	$48,986
20 percent increase in default rate	$23,878	$45,926
Fair value resulting from:
10 percent decrease in default rate	$28,222	$55,369
20 percent decrease in default rate	$29,665	$58,613

Fair value resulting from:
10 percent increase in prepayment rate	$26,815	$52,085
20 percent increase in prepayment rate	$26,852	$52,008
Fair value resulting from:
10 percent decrease in prepayment rate	$26,763	$52,253
20 percent decrease in prepayment rate	$26,749	$52,340

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2020 and December 31, 2019 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	September 30, 2020	December 31, 2019
Fair value, using the following assumptions	$9,306	$12,602
Weighted-average market servicing rate	0.634%	0.625%
Weighted-average prepayment rate	20.13%	20.99%
Weighted-average default rate	13.13%	12.67%

Fair value resulting from:
Market servicing rate increase of 0.025%	$8,746	$11,825
Market servicing rate decrease of 0.025%	$9,865	$13,387

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$9,124	$12,348
Applying a 0.9 multiplier to prepayment rate	$9,489	$12,868

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$9,176	$12,377
Applying a 0.9 multiplier to default rate	$9,435	$12,840

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

Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

September 30, 2020	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$45,898	$45,898	$—	$—	$45,898
Restricted Cash	135,826	—	135,826	—	135,826
Accounts Receivable	533	—	533	—	533
Total Assets	$182,257	$45,898	$136,359	$—	$182,257
Liabilities:
Accounts Payable and Accrued Liabilities	$14,600	$—	$14,600	$—	$14,600
Payable to Investors	95,887	—	95,887	—	95,887
Notes Issued by Securitization Trust	192,829	—	193,713	—	193,713
Warehouse Lines	226,784	—	226,267	—	226,267
Total Liabilities	$530,100	$—	$530,467	$—	$530,467

December 31, 2019	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$64,635	$64,635	$—	$—	$64,635
Restricted Cash	155,773	—	155,773	—	155,773
Accounts Receivable	1,695	—	1,695	—	1,695
Total Assets	$222,103	$64,635	$157,468	$—	$222,103
Liabilities:
Accounts Payable and Accrued Liabilities	$19,937	$—	$19,937	$—	$19,937
Payable to Investors	101,092	—	101,092	—	101,092
Notes Issued by Securitization Trust	347,662	—	353,028	—	353,028
Warehouse Lines	131,583	—	131,090	—	131,090
Total Liabilities	$600,274	$—	$605,147	$—	$605,147

8. Goodwill and Other Intangible Assets
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2019 did not change during the nine months ended September 30, 2020. The Company did not record goodwill impairment expense for the nine months ended September 30, 2020 and 2019.
Other Intangible Assets
The following table presents the detail of other intangible assets subject to amortization as of the following date (dollars in thousands):

	September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,495)	555	4.6
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(7,615)	$555

Prosper’s intangible asset balance was $0.6 million and $0.7 million at September 30, 2020 and December 31, 2019, respectively. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period.
Amortization expense for the three months ended September 30, 2020 and 2019 was $0.1 million and $0.1 million, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was $0.2 million and $0.2 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2020 (remainder thereof)	$55
2021	172
2022	136
2023	107
2024	85
Total	$555

9. Other Liabilities
Other Liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Operating lease liabilities	$14,505	$17,507
PPP loan	8,484	—
Loan trailing fee	2,262	2,997
Deferred income tax liability	507	405
Deferred revenue	90	241
Other	370	576
Total Other Liabilities	$26,218	$21,726

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
Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of September 30, 2020, Prosper was in compliance with the covenants under each Warehouse Agreement.
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

As of September 30, 2020, Prosper had $100.3 million in debt and accrued interest outstanding under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $117.1 million included in “Loans Held for Sale, at Fair Value” on the condensed consolidated balance sheets. At September 30, 2020 the undrawn portion available under the Warehouse Line was $99.7 million. Prosper incurred $1.8 million of deferred debt issuance costs, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.
Prosper purchased a swaption to limit the Company's exposure to increases in LIBOR. The swaption is recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments, Net on the Consolidated Statement of Operations. The fair value of the swaption was not material at September 30, 2020.
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
As of September 30, 2020, Prosper had $126.5 million in debt and accrued interest outstanding under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $141.4 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. At September 30, 2020 the undrawn portion available under the PWIIT Warehouse Line was $173.5 million. Prosper incurred $2.1 million of deferred debt issuance costs, which are included in Prepaids and Other Assets and amortized to interest expense over the term of the revolving arrangement.
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
In April 2020, the Company obtained an $8.4 million loan under the PPP. The loan accrues interest at one percent per annum and has a two-year term through April 2022. Payments under the loan are deferred until the earlier of (a) August 2021 or (b) receipt of forgiveness of the loan from the lender and the SBA. The Company used the PPP Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. As of September 30, 2020, principal and interest outstanding under the PPP loan totaled $8.5 million and is included in Other Liabilities on the accompanying condensed consolidated balance sheet.
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

Prosper computes its earnings (loss) per share using the two-class method in ASC Topic 260. The two-class method allocates earnings that otherwise would have been available to common shareholders to holders of participating securities. Management considers all series of our Convertible Preferred Stock to be participating securities due to their rights to participate in dividends with Common Stock. As such, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders.
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock was entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that were made to common stockholders and consequently, these shares were considered participating securities. During the periods ended September 30, 2020 and 2019, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
The weighted average shares used in calculating basic and diluted Net Income (Loss) Per Share excludes certain shares that are disclosed as outstanding shares in the Consolidated Balance Sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted income (loss) per share was calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (Loss) Income	$(2,025)	$10,769	$36,746	$(12,514)
Plus: return on share purchase	2,381	—	2,381	—
Less: net income allocated to participating securities	(255)	(7,994)	(28,814)	—
Net income (loss) available to common stockholders	$101	$2,775	$10,313	$(12,514)
Denominator:
Weighted average shares used in computing net income (loss) per share - basic	68,485,173	70,606,805	68,465,046	70,532,641
Effect of dilutive securities:
Stock options	14,902,171	1,939,105	50,778,284	—
Convertible preferred stock warrants	213,264,845	213,264,845	213,264,845	—
Weighted average shares used in computing diluted net income (loss) per share - diluted	296,652,189	285,810,755	332,508,175	70,532,641
Net income (loss) per share - basic	$—	$0.04	$0.15	$(0.18)
Net income (loss) per share - diluted	$—	$0.01	$0.03	$(0.18)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	181,761,442	214,637,925	200,261,761	214,637,925
Stock options issued and outstanding	58,390,141	73,211,425	22,127,694	73,029,965
Warrants issued and outstanding	1,080,349	1,080,349	1,080,349	1,080,349
Series E-1 convertible preferred stock warrants	—	35,544,141	—	35,544,141
Series F convertible preferred stock warrants	—	177,720,704	—	177,720,704
Total common stock equivalents excluded from diluted net income (loss) per common share computation	241,231,932	502,194,544	223,469,804	502,013,084

12. Convertible Preferred Stock, Warrant Liability and Stockholders’ Deficit
Convertible Preferred Stock and Warrants
Under PMI’s amended and restated certificate of incorporation, preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.
On July 13, 2020, the Company established Prosper Grantor Trust (“PGT”), a revocable grantor trust administered by an independent trustee, with the intention of contributing assets to PGT for the benefit of PMI employees in the event of a change in control through an Eligible Employee Retention Plan. PGT was determined to be a VIE and PMI was determined to be its primary beneficiary due to the fact that the Company, through its role as the grantor, has both (a) the power to direct the activities that most significantly affect the VIE’s economic performance, including its funding decisions and investment strategy, and (b) the obligation to absorb losses that could be potentially significant to the economic performance of the VIE by virtue of the Company’s requirement to fund PGT in the event that it is unable to meet its obligations to PMI’s employees. PMI also maintains a contingent call liability on PGT’s assets in the event of a bankruptcy. As a result, PGT is fully consolidated into PMI’s consolidated financial statements.
On July 21, 2020, PGT entered into a Stock Transfer Agreement with a PMI investor to purchase 34,670,420 shares of Series A Convertible Preferred Stock and 16,577,495 shares of Series B Convertible Preferred Stock for nominal consideration. Upon execution of the Stock Transfer Agreement, these shares were purchased by a consolidated VIE of the Company, and thus the difference between the fair value of the repurchased stock and the purchase price is included in Convertible Preferred Stock Held by Consolidated VIE on PMI’s accompanying consolidated balance sheet as of September 30, 2020. These shares remain outstanding for legal purposes and retain their voting rights, but are excluded from the earnings per share calculation.
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of September 30, 2020 are disclosed in the table below (amounts in thousands except share and par value amounts):

Convertible Preferred Stock	Par Value	Authorized Shares	Outstanding and Issued Shares		Liquidation Preference, Outstanding Shares
Series A	$0.01	68,558,220	66,428,185	*	$19,160
Series A-1	$0.01	24,760,915	22,515,315		45,031
Series B	$0.01	35,775,880	35,127,160	*	21,190
Series C	$0.01	24,404,770	24,404,770		70,075
Series D	$0.01	23,888,640	23,888,640		165,000
Series E-1	$0.01	35,544,141	—		—
Series E-2	$0.01	16,858,078	—		—
Series F	$0.01	177,720,707	3		—
Series G	$0.01	37,249,497	37,249,497		50,000
Total		444,760,848	209,613,570		$370,456

* Series A and Series B Convertible Preferred Stock totals are inclusive of 34,670,420 and 16,577,495 shares, respectively, held by PGT, a consolidated VIE.
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

Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as defined in Note 15) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended September 30, 2020 and 2019, Prosper recognized $2.5 million of expense and $1.8 million of income, respectively, from the re-measurement of the fair value of the warrants. For the nine months ended September 30, 2020 and 2019, Prosper recognized $10.3 million and $0.7 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulted from the remeasurement of the fair value of the warrants is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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

The Company determined the fair value of the outstanding Series E-1 Warrants utilizing the following assumptions as of the following dates:

	September 30, 2020	December 31, 2019
Volatility	66.0%	46.0%
Risk-free interest rate	0.20%	1.60%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

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

Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 15), PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. For the three months ended September 30, 2020 and 2019, Prosper recognized $8.9 million of expense and $12.4 million of income, respectively, from the re-measurement of the fair value of the warrants. For the nine months ended September 30, 2020 and 2019, Prosper recognized $53.3 million and $8.1 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.

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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	September 30, 2020	December 31, 2019
Volatility	66.0%	46.0%
Risk-free interest rate	0.20%	1.60%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the nine months ended September 30, 2020 and 2019 are as follows (in thousands):

Warrant Activity
Balance at January 1, 2020	$149,996
Change in fair value	(63,624)
Balance at September 30, 2020	$86,372

Warrant Activity
Balance at January 1, 2019	$143,679
Warrants vested	17,553
Change in fair value	(8,890)
Balance at September 30, 2019	$152,342

Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, restricted stock units ("RSUs") and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of September 30, 2020, 69,794,521 shares of common stock were issued and 68,858,586 shares of common stock were outstanding. As of December 31, 2019, 69,387,836 shares of common stock were issued and 68,451,901 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the nine months ended September 30, 2020, PMI issued 406,685 shares of common stock upon the exercise of vested options for cash proceeds of $9 thousand.
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
On March 17, 2017, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program (the “2017 Repricing”), authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that have exercise prices above the current fair market value of PMI’s common stock. The 2017 Repricing was effected on March 17, 2017 for eligible directors and employees.
On August 11, 2020, the Compensation Committee of the Board of Directors of PMI approved a stock option repricing program (the “2020 Repricing” and together with the 2016 Repricing and the 2017 Repricing, the “Repricings”) authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that have exercise prices above the current fair market value of PMI’s common stock. The repricing was effected on August 11, 2020 for eligible directors and employees.
Prosper believes that the Repricings will encourage the continued service of valued employees and directors, and motivate such service providers to perform at high levels, both of which are critical to Prosper’s continued success. Prosper expects to incur additional stock based compensation charges as a result of the Repricings.
The financial statement impact of the above Repricings was $0.4 million for both the three and nine months ended September 30, 2020, and unamortized Repricings expense (net of forfeitures) of $0.1 million will be recognized over the remaining weighted average vesting period of 2.1 years as of September 30, 2020.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the nine months ended September 30, 2020 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2020	76,236,757	$0.31
Options issued	8,308,000	0.08
Options exercised	(406,685)	0.02
Options forfeited	(6,724,169)	0.34
Options expired	(3,351,580)	0.13
Balance as of September 30, 2020	74,062,323	0.02
Options vested and expected to vest as of September 30, 2020	59,837,480	0.02
Options vested and exercisable at September 30, 2020	50,344,747	0.02

Other Information Regarding Stock Options
The weighted-average remaining life for options outstanding as of September 30, 2020 was 7.27 years.
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

The fair value of PMI’s stock option awards granted during the three and nine months ended September 30, 2020 and 2019 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Volatility of common stock	57.32%	46.72%	52.66%	46.72%
Risk-free interest rate	0.37%	1.57%	0.51%	2.24%
Expected life	6.0 years	6.0 years	6.0 years	5.9 years
Dividend yield	—%	—%	—%	—%
Restricted Stock Unit Activity
For the nine months ended September 30, 2020, PMI did not grant any RSUs to employees. In previous reporting periods, PMI granted certain employees RSUs that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event.
The following table summarizes the number of PMI’s outstanding RSUs and their weighted-average grant date fair value for the nine months ended September 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2020	4,803,141	$0.95
Forfeited	(142,000)	$2.18
Unvested - September 30, 2020	4,661,141	$0.91

The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Origination and servicing	$53	$73	$124	$377
Sales and marketing	25	71	51	216
General and administrative	708	844	1,508	3,245
Total stock-based compensation	$786	$988	$1,683	$3,838

Prosper capitalized stock-based compensation as internal-use software and website development costs of $0.1 million for both the three months ended September 30, 2020 and 2019, and $0.2 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to our employees’ unvested stock-based awards was approximately $2.3 million, which will be recognized over the remaining weighted-average vesting period of approximately 1.9 years.
14. Income Taxes
For the three months ended September 30, 2020 and 2019, Prosper recognized $34 thousand and $29 thousand of income tax expense, respectively. For the nine months ended September 30, 2020 and 2019, Prosper recognized $102 thousand and $87 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the three and nine month periods ended September 30, 2020 and September 30, 2019 due to a full valuation allowance recorded against the Company’s deferred tax assets.

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
16. Leases
Prosper has operating leases for corporate offices and datacenters. These leases have remaining lease terms of one year to six years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $1.2 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively. Rental expense under operating lease arrangements was $4.2 million and $4.1 million for the nine months ended September 30, 2020 and 2019, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. Sublease income from operating lease arrangements was $0.4 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively.
Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of September 30, 2020, which are included in “Property and Equipment, Net” on the condensed consolidated balance sheets.

	September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$15,694	$5,796	$9,898
ROU Assets - Other	290	6	284
Total right-of-use assets subject to amortization	$15,984	$5,802	$10,182

The Company identified certain impairment triggers related to its ROU assets in the second quarter of 2020, primarily due to the non-renewal of certain sublease agreements and the time expected to find new subtenants. As a result of impairment testing performed on these ROU assets, the Company recorded an impairment charge of $0.2 million for the three months ended June 30, 2020. No impairment charge was recorded for the three months ended September 30, 2020.

Lease Liabilities
Future maturities of operating lease liabilities as of September 30, 2020 were as follows (in thousands). The present value of the future minimum lease payments represent our lease liabilities as of September 30, 2020 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

Minimum Lease Payments
Remainder of 2020	$1,338
2021	5,279
2022	5,121
2023	1,562
2024	871
Thereafter	1,820
Total future minimum lease payments	$15,991
Less imputed interest	(1,486)
Present value of future minimum lease payments	$14,505

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows ($ in thousands):

September 30, 2020
Cash paid for operating leases year-to-date	$3,996
Right of use assets obtained in exchange for new operating lease obligations	$290
Weighted average remaining lease term (in years)	3.55 years
Weighted average discount rate	5.50%

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
Operating Commitments
Prosper entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining three months of 2020 is $0.4 million. The minimum fees are $1.7 million and $0.1 million for the years 2021 and 2022, respectively.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of September 30, 2020, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $12.9 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2020. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending December 31, 2020.

Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at September 30, 2020 is $2.4 billion. Prosper has accrued $0.3 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively, in regard to this obligation.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and nine months ended

September 30, 2020 and 2019, as well as the Notes and Borrower Loans outstanding as of September 30, 2020 and December 31, 2019 are summarized below (in thousands):

	Aggregate Amount of Notes and Borrower Loans Purchased Three Months Ended September 30,		Interest Earned on Notes and Borrower Loans Three Months Ended September 30,
Related Party	2020	2019	2020	2019
Executive officers and management	$7	$6	$1	$1
Directors (excluding executive officers and management)	41	101	14	13
Total	$48	$107	$15	$14

	Aggregate Amount of Notes and Borrower Loans Purchased Nine Months Ended September 30,		Interest Earned on Notes and Borrower Loans Nine Months Ended September 30,
Related Party	2020	2019	2020	2019
Executive officers and management	$19	$17	$4	$4
Directors (excluding executive officers and management)	272	309	43	37
Total	$291	$326	$47	$41

	Notes Balance as of
Related Party	September 30, 2020	December 31, 2019
Executive officers and management	$37	$35
Directors (excluding executive officers and management)	549	682
	$586	$717

19. Significant Concentrations
Prosper is dependent on third party funding sources such as banks, asset managers, investment funds and Warehouse Lines to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the three months ended September 30, 2020, two individual parties purchased 26.7% and 15.0% of such loans, and the Company’s Warehouse VIEs purchased 23.1% of such loans. Of all Borrower Loans originated in the nine months ended September 30, 2020, those same two parties purchased 17.7% and 16.4%, respectively, of such loans, and the Company’s Warehouse VIEs purchased 21.1% of such loans. For the three months ended September 30, 2019, two parties purchased 15.8% and 11.5% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 18.8% of such loans. For the nine months ended September 30, 2019, another individual party purchased 11.4% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 11.7% of such loans. These purchases reflect that a significant portion of Prosper’s business is dependent on funding through the Whole Loan Channel, through which 91% and 93% of Borrower Loans were originated in the nine months ended September 30, 2020 and 2019, respectively.
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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	September 30, 2020	December 31, 2019
Assets
Cash and Cash Equivalents	$7,950	$7,462
Restricted Cash	111,020	110,399
Borrower Loans, at Fair Value	208,044	245,137
Property and Equipment, Net	7,351	7,549
Servicing Assets	11,265	14,888
Other Assets	245	749
Total Assets	$345,875	$386,184
Liabilities and Member’s Equity
Accounts Payable and Accrued Liabilities	$2,394	$2,133
Payable to Related Party	10,581	2,679
Payable to Investors	98,021	105,287
Notes at Fair Value	206,931	244,171
Other Liabilities	2,700	3,727
Total Liabilities	320,627	357,997
Member's Equity
Member's Equity	11,404	15,904
Retained Earnings	13,844	12,283
Total Member's Equity	$25,248	$28,187
Total Liabilities and Member's Equity	$345,875	$386,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Operating Revenues
Administration Fee Revenue - Related Party	$5,158	$8,854	$14,733	$42,469
Servicing Fees, Net	5,066	6,473	16,782	19,350
Gain (Loss) on Sale of Borrower Loans	1,247	3,155	4,429	(7,725)
Other Revenue	107	56	452	99
Total Operating Revenues	11,578	18,538	36,396	54,193
Interest Income on Borrower Loans	8,979	10,304	28,126	31,038
Interest Expense on Notes	(8,419)	(9,647)	(26,363)	(29,031)
Net Interest Income	560	657	1,763	2,007
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, Net	(72)	(120)	185	(338)
Total Net Revenues	12,066	19,075	38,344	55,862
Expenses
Administration Fee - Related Party	10,997	16,079	32,855	47,845
Servicing	1,327	1,178	3,657	3,550
General and Administrative	104	38	271	166
Total Expenses	12,428	17,295	36,783	51,561
Total Net (Loss) Income	$(362)	$1,780	$1,561	$4,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2020	$15,904	$12,283	$28,187
Net Income	—	1,548	1,548
Balance as of March 31, 2020	$15,904	$13,831	$29,735
Distribution to Parent	(4,500)	—	(4,500)
Net Income	—	375	375
Balance as of June 30, 2020	$11,404	$14,206	$25,610
Net Loss	—	(362)	(362)
Balance as of September 30, 2020	$11,404	$13,844	$25,248

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2019	$24,904	$6,341	$31,245
Net Income	—	1,291	1,291
Balance as of March 31, 2019	$24,904	$7,632	$32,536
Net Income	—	1,230	1,230
Balance as of June 30, 2019	$24,904	$8,862	$33,766
Net Income	—	1,780	1,780
Balance as of September 30, 2019	$24,904	$10,642	$35,546

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net Income	$1,561	$4,301
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes	(186)	337
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	48	(312)
Gain on Sale of Borrower Loans	(5,034)	(10,232)
Change in Fair Value of Servicing Rights	8,657	10,552
Depreciation and Amortization	3,132	3,279
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(949,529)	(1,809,133)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	949,529	1,809,133
Other Assets	504	(324)
Accounts Payable and Accrued Liabilities	261	(3,182)
Payable to Investors	(7,266)	(9,495)
Net Related Party Receivable/Payable	7,910	360
Other Liabilities	(1,027)	46
Net Cash Provided by (Used in) Operating Activities	8,560	(4,670)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(97,406)	(127,522)
Principal Payment of Borrower Loans Held at Fair Value	114,145	125,592
Purchases of Property and Equipment	(2,942)	(2,854)
Net Cash Provided by (Used in) Investing Activities	13,797	(4,784)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	97,303	128,152
Payments of Notes Held at Fair Value	(114,051)	(126,721)
Cash Distributions to Parent	(4,500)	—
Net Cash (Used in) Provided by Financing Activities	(21,248)	1,431
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,109	(8,023)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	117,861	147,181
Cash, Cash Equivalents and Restricted Cash at End of the Period	$118,970	$139,158

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$26,353	$29,568
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	238	32

Reconciliation to Amounts on Consolidated Balance Sheets
Cash and Cash Equivalents	$7,950	$13,716
Restricted Cash	111,020	$125,442
Total Cash, Cash Equivalents and Restricted Cash	$118,970	$139,158

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
Prosper Funding did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the nine months ended September 30, 2020 and September 30, 2019.
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
2. Significant Accounting Policies
Prosper Funding's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper Funding’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no changes to these accounting policies during the first nine months of 2020.
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
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Internal-use software and web site development costs	$26,437	$24,930
Less accumulated depreciation and amortization	(19,086)	(17,381)
Total property and equipment, net	$7,351	$7,549

Depreciation expense for the three months ended September 30, 2020 and 2019 was $1.1 million and $1.1 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $3.1 million and $3.3 million, respectively.

4. Borrower Loans and Notes Held at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of September 30, 2020 and December 31, 2019, are presented in the following table (in thousands):

	Borrower Loans		Notes
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Aggregate principal balance outstanding	$218,064	$248,702	$(219,730)	$(250,281)
Fair value adjustments	(10,020)	(3,565)	12,799	6,110
Fair value	$208,044	$245,137	$(206,931)	$(244,171)

At September 30, 2020, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various maturity dates through September 2025. At December 31, 2019, outstanding Borrower Loans had original maturities of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and had various maturity dates through December 2024.
As of September 30, 2020, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.3 million and a fair value of $0.1 million. As of December 31, 2019, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.6 million and a fair value of $0.8 million. Prosper Funding places loans on non-accrual status when they are over 120 days past due. As of September 30, 2020 and December 31, 2019, Borrower Loans in non-accrual status had a fair value of $0.1 million and $0.3 million, respectively.
5. Loan Servicing Assets
Prosper Funding accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset or liability is recognized when Prosper Funding sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total recognized gains on the sale of such Borrower Loans was $1.2 million and $3.2 million for the three months ended September 30, 2020 and 2019, respectively. The total recognized gains and losses on the sale of such Borrower Loans was a $4.4 million gain and a $7.7 million loss for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $2.9 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and various maturity dates through September 2025. At December 31, 2019, Borrower Loans that were sold, but for which Prosper Funding retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and various maturity dates through December 2024.
Contractually-specified servicing fees and ancillary fees totaled $10.3 million and $10.7 million for the three months ended September 30, 2020 and 2019, respectively, and $33.3 million and $31.0 million for the nine months ended September 30, 2020 and 2019, respectively, and are included on the condensed consolidated statements of operations in Servicing Fees, Net.
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
6. Income Taxes
Prosper Funding incurred no income tax provision for the nine months ended September 30, 2020 and September 30, 2019. Prosper Funding is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a cumulative loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for Prosper Funding is 0%.
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
At September 30, 2020 and December 31, 2019, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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

Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. Prosper Funding did not transfer any assets or liabilities in or out of Level 3 for the nine months ended September 30, 2020 or 2019.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$208,044	$208,044
Servicing Assets	—	—	11,265	11,265
Total Assets	$—	$—	$219,309	$219,309
Liabilities:
Notes	$—	$—	$206,931	$206,931
Loan Trailing Fee Liability	—	—	2,262	2,262
Total Liabilities	$—	$—	$209,193	$209,193

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans	$—	$—	$245,137	$245,137
Servicing Assets	—	—	14,888	14,888
Total Assets	$—	$—	$260,025	$260,025
Liabilities:
Notes	$—	$—	$244,171	$244,171
Loan Trailing Fee Liability	—	—	2,997	2,997
Total Liabilities	$—	$—	$247,168	$247,168

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

Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for Prosper Funding’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	September 30, 2020	December 31, 2019
Discount rate	7.2% - 17.0%	4.4% - 12.1%
Default rate	2.6% - 16.85%	2.4% - 17.7%

Range
Servicing Assets	September 30, 2020	December 31, 2019
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 18.5%	1.7% - 18.8%
Prepayment rate	13.4% - 24.5%	16.5% - 28.1%
Market servicing rate (1) (2)	0.625% - 0.818%	0.625%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of September 30, 2020 were measured using a market servicing rate assumption of 81.8 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 62.5 basis points.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of September 30, 2020 and December 31, 2019, the market rate for collection fees and non-sufficient fund fees was assumed to be 7 basis points and 6 basis points, respectively, for a total market servicing rate range of 69.5 - 88.8 basis points and a total market servicing rate of 68.5 basis points, respectively.

Range
Loan Trailing Fee Liability	September 30, 2020	December 31, 2019
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 18.5%	1.7% - 18.8%
Prepayment rate	13.4% - 24.5%	16.5% - 28.1%

Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis for three months ended September 30, 2020 and 2019 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2020	$245,137	$—	$(244,171)	$966
Originations	97,406	949,529	(97,303)	949,632
Principal repayments	(112,034)	—	114,051	2,017
Borrower Loans sold to third parties	(2,111)	(949,529)	—	(951,640)
Other changes	(23)	—	(25)	(48)
Change in fair value	(20,331)	—	20,517	186
Balance at September 30, 2020	$208,044	$—	$(206,931)	$1,113

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2019	$263,522	$—	$(264,003)	$(481)
Originations	127,522	1,809,133	(128,152)	1,808,503
Principal repayments	(123,014)	—	126,721	3,707
Borrower Loans sold to third parties	(2,578)	(1,809,133)	—	(1,811,711)
Other changes	(226)	—	538	312
Change in fair value	(17,508)	—	17,171	(337)
Balance at September 30, 2019	$247,718	$—	$(247,725)	$(7)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at July 1, 2020	$211,775	$—	$(209,986)	$1,789
Originations	31,742	327,407	(32,260)	326,889
Principal repayments	(36,438)	—	36,943	505
Borrower Loans sold to third parties	(547)	(327,407)	—	(327,954)
Other changes	(276)	—	232	(44)
Change in fair value	1,788	—	(1,860)	(72)
Balance at September 30, 2020	$208,044	$—	$(206,931)	$1,113

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at July 1, 2019	$254,070	$—	$(253,425)	$645
Originations	41,460	647,896	(41,439)	647,917
Principal repayments	(40,600)	—	40,993	393
Borrower Loans sold to third parties	(855)	(647,896)	—	(648,751)
Other changes	(26)	—	(65)	(91)
Change in fair value	(6,331)	—	6,211	(120)
Balance at September 30, 2019	$247,718	$—	$(247,725)	$(7)

The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Fair Value at January 1, 2020	$14,888
Additions	5,034
Less: Changes in fair value	(8,657)
Fair Value at September 30, 2020	$11,265

Servicing Assets
Fair Value at January 1, 2019	$15,550
Additions	10,232
Less: Changes in fair value	(10,562)
Fair Value at September 30, 2019	$15,220

Servicing Assets
Fair Value at July 1, 2020	$12,063
Additions	1,632
Less: Changes in fair value	(2,430)
Fair Value at September 30, 2020	$11,265

Servicing Assets
Fair Value at July 1, 2019	$15,461
Additions	3,436
Less: Changes in fair value	(3,677)
Fair Value at September 30, 2019	$15,220

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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2020	$2,997
Issuances	938
Cash payment of Loan Trailing Fee	(1,867)
Change in fair value	194
Fair Value at September 30, 2020	$2,262

Loan Trailing Fee Liability
Fair Value at January 1, 2019	$3,118
Issuances	2,063
Cash payment of Loan Trailing Fee	(1,744)
Change in fair value	(156)
Fair Value at September 30, 2019	$3,281

Loan Trailing Fee Liability
Balance at July 1, 2020	$2,403
Issuances	313
Cash payment of Loan Trailing Fee	(596)
Change in fair value	142
Fair Value at September 30, 2020	$2,262

Loan Trailing Fee Liability
Balance at July 1, 2019	$3,249
Issuances	766
Cash payment of Loan Trailing Fee	(446)
Change in fair value	(288)
Fair Value at September 30, 2019	$3,281
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at September 30, 2020 and December 31, 2019 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans	September 30, 2020	December 31, 2019
Fair value, using the following assumptions:	$208,044	$245,137
Weighted-average discount rate	10.50%	6.43%
Weighted-average default rate	12.90%	13.68%

Fair value resulting from:
100 basis point increase in discount rate	$206,249	$242,888
200 basis point increase in discount rate	204,495	240,691
Fair value resulting from:
100 basis point decrease in discount rate	$209,881	$247,442
200 basis point decrease in discount rate	211,763	249,805

Fair value resulting from:
10 percent increase in default rate	$205,891	$241,930
20 percent increase in default rate	203,749	238,807
Fair value resulting from:
10 percent decrease in default rate	$210,205	$248,453
20 percent decrease in default rate	212,377	251,777

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at September 30, 2020 and December 31, 2019 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	September 30, 2020	December 31, 2019
Fair value, using the following assumptions:	$206,931	$244,171
Weighted-average discount rate	10.50%	6.43%
Weighted-average default rate	12.90%	13.68%

Fair value resulting from:
100 basis point increase in discount rate	$205,143	$241,927
200 basis point increase in discount rate	203,396	239,737
Fair value resulting from:
100 basis point decrease in discount rate	$208,761	$246,471
200 basis point decrease in discount rate	210,635	248,828

Fair value resulting from:
10 percent increase in default rate	$204,777	$240,958
20 percent increase in default rate	202,634	237,831
Fair value resulting from:
10 percent decrease in default rate	$209,093	$247,489
20 percent decrease in default rate	211,266	250,817

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at September 30, 2020 and December 31, 2019 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	September 30, 2020	December 31, 2019
Fair value, using the following assumptions:	$11,265	$14,888
Weighted-average market servicing rate	0.634%	0.625%
Weighted-average prepayment rate	20.13%	20.99%
Weighted-average default rate	13.13%	12.67%

Fair value resulting from:
Market servicing rate increase of 0.025%	$10,588	$13,966
Market servicing rate decrease of 0.025%	11,943	15,811

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$11,045	$14,583
Applying a 0.9 multiplier to prepayment rate	11,488	15,197

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$11,109	$14,618
Applying a 0.9 multiplier to default rate	11,422	15,165
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

8. Commitments and Contingencies
Operating Commitments
Prosper entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining three months of 2020 is $0.4 million. The minimum fees are $1.7 million and $0.1 million for the years 2021 and 2022, respectively.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of September 30, 2020, we were in compliance with the covenant.
Loan Purchase Commitments
Under the terms of Prosper Funding’s agreement with WebBank, Prosper Funding is committed to purchase $12.9 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2020. Prosper Funding will purchase these Borrower Loans within the first three business days of the quarter ending December 31, 2020.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper Funding and investors that participate in the Whole Loan Channel, Prosper Funding may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. Prosper Funding recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of September 30, 2020 is $2.9 billion. Prosper Funding has accrued $0.3 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively, in regard to this obligation.
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
Prosper Funding’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes and Borrower Loans. The aggregate amount of the Notes and Borrower Loans purchased and the income earned by parties deemed to be related parties of Prosper Funding for the three and nine months ended September 30, 2020 and 2019 are summarized below (in thousands):

	Aggregate Purchases		Interest Earned
	Three Months Ended September 30,		Three Months Ended September 30,
Related Party	2020	2019	2020	2019
Executive officers and management	$7	$6	$1	$1
Directors (excluding executive officers and management)	—	—	—	—
Total	$7	$6	$1	$1

	Aggregate Purchases		Interest Earned
	Nine Months Ended September 30,		Nine Months Ended September 30,
Related Party	2020	2019	2020	2019
Executive officers and management	$19	$17	$4	$4
Directors (excluding executive officers and management)	—	—	—	—
Total	$19	$17	$4	$4

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	September 30, 2020	December 31, 2019
Executive officers and management	$37	$35
Directors (excluding executive officers and management)	—	—
	$37	$35

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

During the year ended December 31, 2019, our marketplace facilitated $2.7 billion in Borrower Loan originations, of which $2.5 billion were funded through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period. From inception through September 30, 2020, our marketplace facilitated $17.7 billion in Borrower Loan originations, of which $15.9 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. In the three months ended September 30, 2020, our marketplace facilitated $331.0 million in Borrower Loan originations, a decrease of 54% from the same period in 2019. The percentage of loans funded through the Whole Loan Channel for the three months ended September 30, 2020 was 90%.

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

Recent Developments
A novel strain of coronavirus, known as SARS-CoV-2, which causes COVID-19, first surfaced in December 2019. COVID-19 continues to spread globally and the World Health Organization has declared the COVID-19 outbreak to be a global pandemic. The COVID-19 outbreak has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including declaration of a federal National State of Emergency, multiple cities and states declaring states of emergency, school and business closings, limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. While state and local governments across the U.S. have been in various stages of easing restrictions, officials continue to monitor rates of infection and hospitalization, and surges in COVID-19 cases may lead to additional restrictions. The financial markets, which have largely recovered from the steep declines seen in February and March 2020, are experiencing continued trading volatility as a result of the pandemic and related economic disruption. In addition, unemployment rates remain high, and while the U.S. gross domestic product increased at an annualized rate of 33.1% during the third quarter of 2020, it remains below pre-pandemic levels.
In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs, and the Trump Administration and Congress enacted fiscal measures to address the economic and social consequences of the pandemic, including the CARES Act, which was signed into law on March 27, 2020. The CARES Act includes, among other matters, expanded eligibility for Small Business Administration loans under a new Paycheck Protection Program (“PPP loans”), provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits, and technical corrections to tax depreciation methods for qualified improvement property. As disclosed in Note 10 of our accompanying condensed consolidated financial statements, we obtained a PPP loan in the amount of $8.4 million in April 2020, which we have applied towards payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Company is also deferring applicable payroll taxes as permitted under the CARES Act.
Prosper is also actively tracking the impact of COVID-19 on our communities, and offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through September 30, 2020, approximately 12.4% of our outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 4.8% of our outstanding loan balances are actively enrolled in at least one relief program as of September 30, 2020. Currently, approximately 91.2% of borrowers graduating from payment delay relief have either made a loan payment or enrolled in our payment reduction program. Overall requests for COVID-19 relief are declining; however, enrollment may continue as long as the pandemic continues to trigger increased work stoppages and unemployment. Prosper is also complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans.
Over the last few years, Prosper has been tightening credit and focusing on borrowers’ ability and intent to pay in order to generate sustainable and attractive risk-adjusted returns for our investors. In light of changes in the economic environment caused by COVID-19, we have taken additional actions since March 2020 to help actively manage investor returns and adapt to this rapidly changing environment, including further tightening our credit criteria, engaging with borrowers earlier and more frequently in the payment cycle and implementing stricter income and employment verification. As a result, we have seen a significant reduction in approved loan listings with higher risk C, D, E or HR Prosper Ratings.
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

Key Operating and Financial Metrics (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loan Originations	$331,032	$720,520	$1,031,050	$2,078,575
Transaction Fees, Net	15,075	32,466	46,889	92,637
Whole Loans Outstanding (1)	2,889,707	3,753,215	2,889,707	3,753,215
Servicing Fees, Net	4,396	6,165	15,113	17,540
Total Net Revenue	36,703	43,361	66,205	116,368
Core Revenue (2)	36,703	43,361	66,205	133,921
Net (Loss) Income	(2,025)	10,769	36,746	(12,514)
Adjusted EBITDA (2)	12,321	(736)	(18,851)	4,952
(1) Balance as of September 30.
(2) Core Revenue and Adjusted EBITDA are non-GAAP Financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable US GAAP measure, see “Non-GAAP Financial Measures.”

Loan Originations
From inception through September 30, 2020, a total of 1,370,533 Borrower Loans totaling $17.7 billion were originated through Prosper’s marketplace.

During the three months ended September 30, 2020, 27,306 Borrower Loans totaling $331.0 million were originated through Prosper’s marketplace, compared to 53,203 Borrower Loans totaling $720.5 million during the three months ended September 30, 2019. This represents a decrease of 49% in terms of the number of loans and a 54% decrease in the dollar amount of loans. The originations decrease for the quarter ended September 30, 2020 versus the quarter ended September 30, 2019 was due to reduced investor demand, tighter underwriting and higher borrower rates starting in March 2020 to address the negative economic impact of the COVID-19 outbreak.

Loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentage):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$66.5	20%	$96.3	13%	$177.6	17%	$278.5	14%
A	116.1	35%	176.6	25%	314.9	31%	504.8	24%
B	69.3	21%	182.2	25%	244.7	24%	527.3	26%
C	42.3	13%	157.9	22%	171.4	16%	461.9	22%
D	9.6	3%	56.8	8%	49.6	5%	176.2	8%
E	2.0	—%	15.6	2%	13.6	1%	45.7	2%
HR	0.1	—%	4.2	1%	1.9	—%	14.0	1%
Other (1)	25.1	8%	30.9	4%	57.4	6%	70.2	3%
Total	$331.0		$720.5		$1,031.1		$2,078.6
(1) Represents loans originated through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.

For the three and nine months ended September 30, the mix of originations on the Prosper platform was generally reflective of tighter underwriting as compared to the corresponding periods in 2019, as the Company sought to reduce borrower defaults across its platform in response to COVID-19.
Results of Operations
The following tables summarize Prosper’s net income (loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Total Net Revenues	$36,703	$43,361	$(6,658)	(15)%
Total Expenses	38,694	32,563	6,131	19%
Net (Loss) Income Before Taxes	(1,991)	10,798	(12,789)	(118)%
Income Tax Expense	34	29	5	17%
Net (Loss) Income	$(2,025)	$10,769	$(12,794)	(119)%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Total Net Revenue	$66,205	$116,368	$(50,163)	(43)%
Total Expenses	29,357	128,795	(99,438)	(77)%
Net Income (Loss) Before Taxes	36,848	(12,427)	49,275	n/m
Income Tax Expense	102	87	15	17%
Net Income (Loss)	$36,746	$(12,514)	$49,260	n/m

n/m: not meaningful
Total net revenues for the three months ended September 30, 2020 decreased $6.7 million, or 15%, when compared to the three months ended September 30, 2019. The decrease was primarily attributable to a $17.4 million decrease in Transaction Fees, Net, and a $1.8 million decrease in Gain on Sale of Borrower Loans, due to the decrease in originations during this time, which was in turn driven by reduced investor demand, tighter underwriting and higher borrower rates in response to the economic impact of COVID-19. Additionally, Servicing Fees, Net, decreased $1.8 million as the servicing book of whole loans has declined, and Other Revenue decreased $1.0 million, due primarily to a reduction in credit referral fees. These decreases were partially offset by Change in Fair Value of Financial Instruments, Net, which previously had an $11.2 million negative revenue impact for the three months ended September 30, 2019, and a $4.7 million positive revenue impact for the three months ended September 30, 2020, reflective of an improvement in the value of the Company’s financial instruments during this time, as well as a reduction in charged-off loans, primarily related to the securitized Borrower Loans.
Total expenses for the three months ended September 30, 2020 increased $6.1 million, or 19%, from the same period in 2019, primarily due to an $11.4 loss from Change in Fair Value of Convertible Preferred Stock Warrants, attributable to an increase in the fair value of the underlying Convertible Preferred Stock during the period. For the three months ended September 30, 2019, we recognized a gain of $14.2 million from Change in Fair Value of Convertible Preferred Stock, and thus the change from the prior year represented a $25.6 million increase in expenses. This was partially offset by a $15.1 million decrease in Sales and Marketing expenses, attributable to a decline in originations and improved marketing efficiencies. Additionally, there was a $3.0 million decrease in General and Administrative expenses, and a $1.6 million decrease in Originations and Servicing expenses, primarily due to the reduction of compensation costs and outsourced services. Accordingly, net loss for the three months ended September 30, 2020 was $2.0 million, a $12.8 million decrease when compared to the $10.8 million net income for the three months ended September 30, 2019.
Total net revenues for the nine months ended September 30, 2020 decreased $50.2 million, or 43%, as compared to the same period in 2019. The decrease was primarily attributable to a $34.6 million loss from the Change in Fair Value of Financial Instruments, Net, for the nine months ended September 30, 2020 which compared to a $14.9 million loss for the corresponding period in the prior year, as the economic impact brought on by the COVID-19 outbreak negatively impacted the fair value of our financial instruments carried at fair value and led to an increase in charge-offs, particularly the securitized Borrower Loans. These economic conditions also resulted in reduced originations starting in March 2020, contributing to a $45.7 million decrease in Transaction Fees, Net, and a $5.7 million decrease in Gain on Sale of Borrower Loans. Additionally, Servicing Fees, Net, decreased $2.4 million as the servicing book of whole loans has declined, and Other Revenue decreased $2.7 million, due primarily to a reduction in credit referral fees. These decreases were partially offset by the Fair Value of Warrants Vested on Sale of Borrower Loans, which previously had a $17.6 million negative revenue impact for the nine months ended September 30, 2019, but no impact for the corresponding period in 2020, as the Consortium Purchase Agreement ended in May 2019, after which no additional warrants were issued. There was also an $8.5 million increase in Net Interest Income due primarily to the additional interest income generated from having three securitizations and two warehouse lines in place for all nine months ended September 30, 2020. Not all of these transactions closed prior to September 30, 2019 or were in place for the entire first nine months of 2019.
Total expenses for the nine months ended September 30, 2020 decreased $99.4 million, or 77%, from the same period in 2019, primarily due to a $63.6 million gain from the Change in Fair Value of Convertible Preferred Stock Warrants, as compared to an $8.9 million loss for the nine months ended September 30, 2019. This gain was due to a decrease in the fair value of the underlying Convertible Preferred Stock. Sales and Marketing expenses decreased $36.7 million due to a decline in originations and improved marketing efficiencies. Additionally, there was a $5.8 million decrease in General and Administrative expenses, and a $3.4 million decrease in Originations and Servicing expenses, primarily due to the reduction of compensation costs, professional services and outsourced services. Accordingly, net income for the nine months ended September 30, 2020 increased $49.3 million when compared to the net loss incurred for the nine months ended September 30, 2019.

Revenues
The following tables summarize our revenues for the three and nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$15,075	$32,466	$(17,391)	(54)%
Servicing Fees, Net	4,396	6,165	(1,769)	(29)%
Gain on Sale of Borrower Loans	786	2,577	(1,791)	(69)%
Other Revenues	569	1,608	(1,039)	(65)%
Total Operating Revenues	20,826	42,816	(21,990)	(51)%

Interest Income:
Interest Income on Borrower Loans and Loans Held for Sale	25,693	29,113	(3,420)	(12)%
Interest Expense on Financial Instruments	(14,519)	(17,339)	2,820	(16)%
Net Interest Income	11,174	11,774	(600)	(5)%
Change in Fair Value of Financial Instruments, Net	4,703	(11,229)	15,932	(142)%
Total Net Revenues	$36,703	$43,361	$(6,658)	(15)%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$46,889	$92,637	$(45,748)	(49)%
Servicing Fees, Net	15,113	17,540	(2,427)	(14)%
Gain on Sale of Borrower Loans	3,147	8,834	(5,687)	(64)%
Fair Value of Warrants Vested on the Sale of Borrower Loans	—	(17,553)	17,553	(100)%
Other Revenues	2,147	4,831	(2,684)	(56)%
Total Operating Revenues	67,296	106,289	(38,993)	(37)%

Interest Income:
Interest Income on Borrower Loans and Loans Held for Sale	79,982	71,084	8,898	13%
Interest Expense on Financial Instruments	(46,472)	(46,104)	(368)	1%
Net Interest Income	33,510	24,980	8,530	34%
Change in Fair Value of Financial Instruments, Net	(34,601)	(14,901)	(19,700)	132%
Total Net Revenues	$66,205	$116,368	$(50,163)	(43)%

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
Transaction fees for the three months ended September 30, 2020 decreased $17.4 million, or 54%, as compared to the corresponding period in 2019. Transaction fees for the nine months ended September 30, 2020 decreased $45.7 million, or 49%, as compared to the corresponding period in 2019. These decreases were consistent with the lower origination volumes discussed above.

Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper through the Whole Loan Channel typically pay Prosper a servicing fee which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates Prosper for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. We record Servicing Fees from investors as a component of operating revenue when received. The decreases in Servicing Fees for the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019 were primarily due to a lower principal balance of whole loans serviced.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The decreases for each of the three and nine months ended September 30, 2020 was primarily due to a decrease in the volume of whole loans sold due to lower origination volume, as discussed above.
Fair Value of Warrants Vested on the Sale of Borrower Loans
Fair Value of Warrants Vested on the Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vested when the Consortium purchased whole loans under the Consortium Purchase Agreement, which ended in May 2019. Since that date, no further warrants have been issued.
Other Revenues
Other Revenues consist primarily of credit referral fees and securitization fees. Credit referral fees are earned from partner companies for the referral of customers on our platform. Securitization fees represent fees Prosper earns to facilitate securitizations for purchasers of Borrower Loans. The $1.0 million and $2.7 million decreases in Other Revenues for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year were due primarily to reduced application volume referred to our credit referral partners for these periods.
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
The decrease of $0.6 million in Net Interest Income for the three months ended September 30, 2020 as compared to the corresponding period in 2019 was primarily due to lower outstanding principal balances on Borrower Loans, resulting in a decrease of $2.9 million in Net Interest Income. This was partially offset by a $2.0 million increase in interest income from Loans Held for Sale, as the principal balance on those loans has increased from the prior year, as well as $0.4 million decrease in interest expense on the Warehouse Lines, due to a decline in the variable portion of the interest rate.
The increase of $8.5 million in Net Interest Income for the nine months ended September 30, 2020, compared to the corresponding period in 2019 was primarily due to net interest income earned from having all three securitizations and two warehouse lines in place for all of 2020. In 2019, two securitizations and the warehouse lines were established during the nine months ended September 30, 2019, and one additional securitization was completed after that date. Net Interest Income from the securitizations and warehouse lines increased an aggregate of $9.1 million for the nine months ended September 30, 2020. This was partially offset by an increase of $0.4 million in the amortization of securitization setup costs, due primarily to the securitization that closed in the fourth quarter of 2019.
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

In 2018, Prosper began using Warehouse Lines to finance the purchase of Loans Held for Sale for the purpose of earning Net Interest Income and contributing to securitization transactions. Loans Held for Sale consist primarily of loans held in warehouse trusts. Changes in the fair value of Loans Held for Sale are not offset by changes in fair value of Warehouse Lines because Warehouse Lines are carried at amortized cost. See Note 10 of the accompanying notes to PMI’s condensed consolidated financial statements for more details on Warehouse Lines. During 2019, Prosper co-sponsored and consolidated three securitization transactions, one of which was consolidated after September 30, 2019. Refer to Note 6 of the accompanying notes to PMI’s condensed consolidated financial statements for additional information on these securitization transactions. Changes in the fair value of Borrower Loans held in consolidated securitization trusts are partially offset by changes in fair value of the Certificates Issued by the Securitization Trusts. Changes in the fair value of loans held in warehouse and securitization trusts are negative due to actual charge-offs but could be negative or positive due to changes in fair value adjustments that are attributable to changes in expected credit performance, prepayment rates and implied market discount rates. We earn interest income on loans held in warehouse and securitization trusts during the period we own the loans, which partially offsets changes in the fair value of those loans. The following table illustrates the composition of the loans held in warehouse and securitization trusts by Prosper Rating, which is an indicator of the credit quality:

	Nine Months Ended September 30,
	2020	2019
Loans Held for Sale(1):
AA	15%	12%
A	34%	39%
B	36%	37%
C	12%	8%
D	2%	3%
E	1%	1%
HR	—%	—%
Total	100%	100%

Borrower Loans - Securitizations(2):
AA	6%	7%
A	19%	12%
B	24%	26%
C	33%	33%
D	14%	16%
E	3%	5%
HR	1%	1%
Total	100%	100%
(1) The percentages are calculated using the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.
(2)The percentages are calculated using the weighted-average of month-end principal balances of Borrower Loans by Prosper Rating.

Fair values of Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default rates and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. The gain in the Change in Fair Value of Financial Instruments, Net was $4.7 million for the three months ended September 30, 2020, as compared to a loss of $11.2 million for the corresponding period in 2019. The loss for the nine months ended September 30, 2020 was $34.6 million, as compared to a loss of $14.9 million for the corresponding period in 2019. The large increase in the loss for the nine months ended September 30, 2020 as compared to the prior year is due to higher charge-offs of approximately $15.9 million on Borrower Loans and Loans Held for Sale due to the continued seasoning of the loans. There were also changes in certain fair value assumptions such as expected default, prepayment and discount rates in response to the negative economic impact of COVID-19.
For the three months ended September 30, 2020, the Change in Fair Value of Financial Instruments, Net was a gain of $4.7 million. This gain is primarily driven by the Company’s Borrower Loans, offset by increases in the fair value of the underlying Notes, as shown in the table below. In general, this gain is reflective of improved market conditions since the initial negative impact of the COVID-19 pandemic in the first quarter of 2020, as observable market discount rates and our default rates have decreased since that time, resulting in improved valuations of the Company’s Borrower Loans and Loans Held for Sale. Additionally, as borrowers continue to make payments on outstanding loans that have been discounted in a prior period due to less favorable fair value assumptions, it results in an increase in the fair value of those loans. There was also a reduction in charge-offs of approximately $2.1 million as compared to the same period in the prior year, driven primarily by the securitized Borrower Loans. As the underlying loans season, there is a natural decrease in charge-offs as the outstanding principal continues to be paid down and the loans mature. Refer to Note 7 of the accompanying condensed consolidated financial statements for additional information on fair value assumptions.
The following table details the changes in our fair value of our financial instruments for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Assets:
Borrower Loans	$7,615	$(18,656)	$(50,617)	$(35,955)
Loans Held for Sale	940	(870)	(12,886)	(3,412)

Liabilities:
Notes	(1,860)	6,211	20,517	17,171
Certificates Issued by Securitization Trust	(1,992)	2,101	8,389	5,937
	$4,703	$(11,214)	$(34,597)	$(16,259)

Expenses
The following tables summarize Prosper’s expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Expenses
Origination and Servicing	$6,871	$8,464	$(1,593)	(19)%
Sales and Marketing	5,362	20,484	(15,122)	(74)%
General and Administrative - Research and Development	3,374	4,308	(934)	(22)%
General and Administrative - Other	11,777	13,887	(2,110)	(15)%
Change in Fair Value of Convertible Preferred Stock Warrants	11,374	(14,217)	25,591	(180)%
Restructuring Charges	—	7	(7)	(100)%
Other Income, Net	(64)	(370)	306	(83)%
Total Expenses	$38,694	$32,563	$6,131	19%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Expenses
Origination and Servicing	$22,682	$26,052	$(3,370)	(13)%
Sales and Marketing	21,626	58,275	(36,649)	(63)%
General and Administrative - Research and Development	11,548	13,214	(1,666)	(13)%
General and Administrative - Other	37,485	41,665	(4,180)	(10)%
Change in Fair Value of Convertible Preferred Stock Warrants	(63,624)	(8,890)	(54,734)	n/m
Impairment Expense	228	—	228	100%
Restructuring Charges, Net	—	86	(86)	(100)%
Other Income, Net	(588)	(1,607)	1,019	(63)%
Total Expenses	$29,357	$128,795	$(99,438)	(77)%
n/m: not meaningful
As of September 30, 2020, Prosper had 361 full-time employees compared to 415 full-time employees as of September 30, 2019. The following table reflects full-time employees as of September 30, 2020 and 2019 by functional area:

	September 30, 2020	September 30, 2019
Origination and Servicing	129	155
Sales and Marketing	15	20
General and Administrative - Research and Development	92	101
General and Administrative - Other	125	139
Total Headcount	361	415
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing Borrower Loans. The decrease for the three months ended September 30, 2020 of $1.6 million was due to a $1.1 million decrease in outsourced services and a $0.5 million decrease in compensation costs, driven by lower headcount and the salary reduction we instituted in the second quarter of 2020.
The decrease in Origination and Servicing costs for the nine months ended September 30, 2020 of $3.4 million was also due primarily to a $2.1 million decrease in outsourced services and a $1.1 million decrease in compensation costs, driven by lower headcount and the salary reduction instituted in the second quarter of 2020.

Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended September 30, 2020, the decrease of $15.1 million was due primarily to an overall decrease in marketing and advertising, including partnership costs of $6.4 million, direct mail costs of $6.8 million and digital advertising costs of $1.4 million. There was also a decrease of $0.4 million in compensation costs, driven by lower headcount and the salary reduction we instituted in the second quarter of 2020.
For the nine months ended September 30, 2020, the decrease of $36.6 million was due primarily to an overall decrease in marketing and advertising, including partnership costs of $15.0 million, direct mail costs of $16.7 million, digital advertising costs of $3.6 million and direct to site advertising costs of $0.1 million. There were also decreases of $0.7 million in compensation costs, driven by lower headcount and the salary reduction we instituted in the second quarter of 2020, as well as $0.3 million in outsourced services and $0.2 million in professional services. These decreases for the three and nine months ended September 30, 2020 reflect our efforts to optimize our marketing programs to improve efficiencies, combined with declines in originations during the period, as discussed above. We plan to continue to optimize and manage spend for the foreseeable future, especially in light of the current environment.
General and Administrative - Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The decrease in General and Administrative – Research and Development for the three months ended September 30, 2020 of $0.9 million was due primarily to a $0.7 million decrease in compensation costs, driven by lower headcount and the salary reduction we instituted in the second quarter of 2020, and a $0.1 million decrease in outsourced services. We capitalized internal-use software and website development costs in the amount of $1.8 million and $2.6 million for the three months ended September 30, 2020 and 2019, respectively.
The decrease in General and Administrative – Research and Development for the nine months ended September 30, 2020 of $1.7 million was due primarily to a $1.2 million decrease in compensation costs, driven by lower headcount and the salary reduction we instituted in the second quarter of 2020, and a $0.4 million decrease in outsourced services. We capitalized internal-use software and website development costs in the amount of $6.5 million and $6.9 million for the nine months ended September 30, 2020 and 2019, respectively.
General and Administrative - Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The decrease in General and Administrative - Other for the three months ended September 30, 2020 of $2.1 million was due primarily to (a) a $1.3 million decrease in compensation costs, driven by lower headcount and the salary reduction we instituted in the second quarter of 2020; (b) a $0.4 million decrease in professional services, as we were setting up a securitization (PMIT 2019-4) in the third quarter of 2019 but not in 2020; and (c) a $0.3 million decrease in software licenses and support costs.
The decrease in General and Administrative - Other for the nine months ended September 30, 2020 of $4.2 million was due primarily to (a) a $2.2 million decrease in compensation costs, driven by lower headcount and the salary reduction we instituted in the second quarter of 2020; (b) a $1.0 million decrease in professional services, as we completed two securitizations and were setting up a third securitization in the first nine months of 2019 but none in 2020; (c) a $0.8 million decrease in software licenses and support costs; and (d) a $0.2 million decrease in spend on food and supplies due to employees working from home during the pandemic.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $11.4 million and a gain of $63.6 million for the three and nine months ended September 30, 2020, respectively, due to an increase in the fair value of the underlying Convertible Preferred Stock for the three month period, but a decrease in the fair value of the underlying Convertible Preferred Stock for the nine month period. Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $14.2 million and $8.9 million for the three and nine months ended September 30, 2019, respectively, due to a decrease in the fair value of the underlying Convertible Preferred Stock for those periods.

Impairment Expense
We recorded a $0.2 million impairment charge for the nine months ended September 30, 2020 related to our operating lease right-of-use assets. This impairment was triggered by the non-renewal of certain sublease agreements for a portion of our office space. No impairment charge was recorded for the three months ended September 30, 2020 or in 2019.
Other Income, Net
Other Income, Net for the three and nine months ended September 30, 2020 primarily consists of interest income on cash and cash equivalents, as well as sublease income. The decrease in Other Income, Net for the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, was primarily due to (a) declines in interest income, as interest rates declined in 2020 and our outstanding cash, cash equivalents and available for sale investments (which matured in 2019) all decreased from the prior year, and (b) declines in sublease income, as two of our sublease agreements terminated in July 2020 and were not renewed. For the three and nine months ended September 30, 2020 interest income decreased $0.2 million and $0.5 million, respectively, while sublease income decreased $0.1 million and $0.2 million, respectively, as compared to the corresponding periods in 2019.
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
Because of these limitations, you should consider Core Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Core Revenue for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Net Revenues	$36,703	$43,361	$66,205	$116,368
Less: Fair Value of Warrants Vested on Sale of Borrower Loans	—	—	—	(17,553)
Core Revenue	$36,703	$43,361	$66,205	$133,921

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

The following table presents a reconciliation of Net Income (Loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (Loss) Income	$(2,025)	$10,769	$36,746	$(12,514)
Fair Value of Warrants Vested on Sale of Borrower Loans	—	—	—	17,553
Depreciation expense:
Servicing and Origination	1,529	1,299	4,311	3,721
General and Administration - Other	571	536	1,720	1,717
Amortization of Intangibles	55	71	165	211
Impairment of Operating Lease Right-of-Use Assets	—	—	228	—
Stock-Based Compensation	786	988	1,683	3,838
Restructuring Charges	—	—	—	86
Change in the Fair Value of Warrants	11,374	(14,217)	(63,624)	(8,890)
Interest Income on Available for Sale Securities, Cash and Cash Equivalents	(3)	(211)	(182)	(857)
Income Tax Expense	34	29	102	87
Adjusted EBITDA	$12,321	$(736)	$(18,851)	$4,952

Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Origination and Servicing	$53	$73	$124	$377
Sales and Marketing	25	71	51	216
General and Administrative	708	844	1,508	3,245
Total Stock-Based Compensation Expense	$786	$988	$1,683	$3,838

Stock-based compensation expense for the three and nine months ended September 30, 2020 are inclusive of $0.4 million in incremental expense related to the stock option repricing that took effect on August 11, 2020. Refer to Note 13 of the accompanying condensed consolidated financial statements for details on this stock option repricing.
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
The following table summarizes Prosper’s cash flow activities for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Net (Loss) Income	$(2,025)	$10,769

Net cash used in operating activities	(15,715)	(91,246)
Net cash provided by investing activities	34,008	28,265
Net cash (used in) provided by financing activities	(26,462)	47,469
Net decrease in cash, cash equivalents and restricted cash	(8,169)	(15,512)
Cash, cash equivalents and restricted cash at the beginning of the period	189,893	229,114
Cash, cash equivalents and restricted cash at the end of the period	$181,724	$213,602

Cash, Cash Equivalents and Restricted Cash decreased by $8.2 million for the three months ended September 30, 2020, based on the following components:
Operating Activities: $15.7 million in cash was used in operating activities, driven by (a) $21.3 million in net Purchases of Loans Held for Sale, and (b) $4.5 million in cash used for working capital, primarily due to the timing of payments to investors, offset by (c) $10.1 million in net loss, net of non-cash items.
Investing Activities: $34.0 million in cash was provided by investing activities due to (a) $67.3 million in principal payments on Borrower Loans, offset by (b) $31.7 million in purchases of Borrower Loans and (c) $1.5 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $26.5 million in cash was used in financing activities, due to (a) $4.7 million in net payments on Notes, at Fair Value and (b) $49.7 million in payments on Notes and Certificates Issued by Securitization Trusts, offset by (c) $27.9 million in net proceeds from Warehouse Lines.
Cash, Cash Equivalents and Restricted Cash decreased $15.5 million for the three months ended September 30, 2019 based on the following components:
Operating Activities: $91.2 million in cash was used in operating activities, driven by (a) $100.2 million in net Purchases of Loans Held for Sale, and (b) $2.1 in cash used for working capital, primarily due to the timing of payments to investors, offset by (c) $11.0 million in net income, net of non-cash items.
Investing Activities: $28.3 million in cash was provided by investing activities, due to (a) $72.4 million in principal payments on Borrower Loans, offset by (b) $41.5 million in purchases of Borrower Loans and (c) $2.6 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $47.5 million in cash was provided by financing activities, primarily due to (a) $104.2 million in proceeds from Warehouse Lines and (b) $0.4 million in proceeds from the issuance of Notes, at Fair Value, net of payments, offset by (c) $57.4 million in payments on Notes and Certificates Issued by Securitization Trusts.
The following table summarizes Prosper’s cash flow activities for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net Income (Loss)	$36,746	$(12,514)

Net cash used in operating activities	(65,927)	(140,580)
Net cash provided by investing activities	113,320	64,892
Net cash (used in) provided by financing activities	(86,077)	82,231
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,684)	6,543
Cash, cash equivalents and restricted cash at the beginning of the period	220,408	207,059
Cash, cash equivalents and restricted cash at the end of the period	$181,724	$213,602

Cash, Cash Equivalents and Restricted Cash decreased by $38.7 million for the nine months ended September 30, 2020, based on the following components:
Operating Activities: $65.9 million in cash was used in operating activities, driven by (a) $75.0 million in net Purchases of Loans Held for Sale and (b) $13.8 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors, offset by (c) $22.9 million in net income, net of non-cash items.
Investing Activities: $113.3 million in cash was provided by investing activities due to (a) $217.5 million in principal payments on Borrower Loans, offset by (b) $97.4 million in purchases of Borrower Loans and (c) $6.8 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $86.1 million in cash was used in financing activities, due to (a) $16.7 million in net payments on Notes, at Fair Value and (b) $173.0 million in payments on Notes and Certificates Issued by Securitization Trusts, offset by (c) $95.2 million in net proceeds from Warehouse Lines and (d) $8.4 million in proceeds from the PPP loan.
Cash, Cash Equivalents and Restricted Cash increased $6.5 million for the nine months ended September 30, 2019 based on the following components:
Operating Activities: $140.6 million in cash was used in operating activities, driven by (a) $152.6 million in net Purchases of Loans Held for Sale, and (b) $13.4 million in cash used for working capital, primarily due to the timing of payments to investors, offset by (c) $25.4 million in net loss, net of non-cash items.
Investing Activities: $64.9 million in cash was provided by investing activities, due to (a) $179.3 million in principal payments on Borrower Loans and (b) $22.3 million in maturities on Available for Sale Securities, offset by (c) $127.5 million in purchases of Borrower Loans, (d) $1.5 million in purchases of Available for Sale Securities and (e) $7.7 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $82.2 million in cash was provided by financing activities, primarily due to (a) $173.6 million in proceeds from Warehouse Lines, (b) $1.4 million in proceeds from the issuance of Notes, at Fair Value, net of payments, and (c) $5.6 million in proceeds from securitization issuances, offset by (d) $91.9 million in payments on Notes and Certificates Issued by Securitization Trusts and (e) $6.6 million in payments of debt issuance costs.
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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Critical Accounting Policies
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to these critical accounting estimates during the first nine months of 2020.

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
Recent Developments
A novel strain of coronavirus, known as SARS-CoV-2, which causes COVID-19, first surfaced in December 2019. COVID-19 continues to spread globally and the World Health Organization has declared the COVID-19 outbreak to be a global pandemic. The COVID-19 outbreak has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including declaration of a federal National State of Emergency, multiple cities and states declaring states of emergency, school and business closings, limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. While state and local governments across the U.S. have been in various stages of easing restrictions, officials continue to monitor rates of infection and hospitalization, and surges in COVID-19 cases may lead to additional restrictions. The financial markets, which have largely recovered from the steep declines seen in February and March 2020, are experiencing continued trading volatility as a result of the pandemic and related economic disruption. In addition, unemployment rates remain high, and while the U.S. gross domestic product increased at an annualized rate of 33.1% during the third quarter of 2020, it remains below pre-pandemic levels.
In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs, and the Trump Administration and Congress enacted fiscal measures to address the economic and social consequences of the pandemic, including the CARES Act, which was signed into law on March 27, 2020. The CARES Act includes, among other matters, expanded eligibility for Small Business Administration loans under a new Paycheck Protection Program (“PPP loans”), provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits, and technical corrections to tax depreciation methods for qualified improvement property. As disclosed in Note 10 of PMI’s accompanying condensed consolidated financial statements, PMI obtained a PPP loan in the amount of $8.4 million in April 2020, which we have applied towards payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Company is also deferring applicable payroll taxes as permitted under the CARES Act.
Prosper is also actively tracking the impact of COVID-19 on our communities, and offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through September 30, 2020, approximately 12.4% of our outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 4.8% of our outstanding loan balances are actively enrolled in at least one relief program as of September 30, 2020. Currently, approximately 91.2% of borrowers graduating from payment delay relief have either made a loan payment or enrolled in our payment reduction program. Overall requests for COVID-19 relief are declining; however, enrollment may continue as long as the pandemic continues to trigger increased work stoppages and unemployment. Prosper is also complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans.
Over the last few years, Prosper has been tightening credit and focusing on borrowers’ ability and intent to pay in order to generate sustainable and attractive risk-adjusted returns for our investors. In light of changes in the economic environment caused by COVID-19, we have taken additional actions since March 2020 to help actively manage investor returns and adapt to this rapidly changing environment, including further tightening our credit criteria, engaging with borrowers earlier and more frequently in the payment cycle and implementing stricter income and employment verification. As a result, we have seen a significant reduction in approved loan listings with higher risk C, D, E or HR Prosper Ratings.
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
Results of Operations
Overview
The following tables summarize Prosper Funding’s net income for the three and nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Total Net Revenues	$12,066	$19,075	$(7,009)	(37)%
Total Expenses	12,428	17,295	(4,867)	(28)%
Net (Loss) Income	$(362)	$1,780	$(2,142)	(120)%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Total Net Revenues	$38,344	$55,862	$(17,518)	(31)%
Total Expenses	36,783	51,561	(14,778)	(29)%
Net Income	$1,561	$4,301	$(2,740)	(64)%

Total net revenues for the three months ended September 30, 2020 decreased $7.0 million, a 37% decrease from the three months ended September 30, 2019, primarily due to the decreased number of loan listings on the marketplace during the period, which resulted in decreased administration fee revenue for the listing-driven portion of such fee. Total expenses for the three months ended September 30, 2020 decreased $4.9 million, a 28% decrease from the three months ended September 30, 2019, primarily due to decreased origination volume of Borrower Loans during the period. The decreases in loan listings and originations are due to reduced investor demand, tighter underwriting and higher borrower rates starting in March 2020 to address the negative economic impact of the COVID-19 outbreak.
Total net revenues for the nine months ended September 30, 2020 decreased $17.5 million, a 31% decrease from the nine months ended September 30, 2019, primarily due to the decreased number of loan listing on the marketplace during the period, which resulted in decreased administration fee revenue for the listing-driven portion of such fee. Total expenses for the nine months ended September 30, 2020 decreased $14.8 million, a 29% decrease from the nine months ended September 30, 2019, primarily due to decreased origination volume of Borrower Loans during the period. The decreases in loan listings and originations are due to increased competition in early 2020 followed by reduced investor demand, tighter underwriting and higher borrower rates starting in March 2020 to address the negative economic impact of the COVID-19 outbreak.

Revenues
The following tables summarizes Prosper Funding’s revenue for the three and nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues
Operating Revenues:
Administration Fee Revenue - Related Party	$5,158	$8,854	$(3,696)	(42)%
Servicing Fees, Net	5,066	6,473	(1,407)	(22)%
Gain on Sale of Borrower Loans	1,247	3,155	(1,908)	(60)%
Other Revenues	107	56	51	91%
Total Operating Revenues	11,578	18,538	(6,960)	(38)%
Interest Income on Borrower Loans	8,979	10,304	(1,325)	(13)%
Interest Expense on Notes	(8,419)	(9,647)	1,228	(13)%
Net Interest Income	560	657	(97)	(15)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	(72)	(120)	48	(40)%
Total Net Revenue	$12,066	$19,075	$(7,009)	(37)%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues
Operating Revenues:
Administration Fee Revenue - Related Party	$14,733	$42,469	$(27,736)	(65)%
Servicing Fees, Net	16,782	19,350	(2,568)	(13)%
Gain (Loss) on Sale of Borrower Loans	4,429	(7,725)	12,154	(157)%
Other Revenues	452	99	353	n/m
Total Operating Revenues	36,396	54,193	(17,797)	(33)%
Interest Income on Borrower Loans	28,126	31,038	(2,912)	(9)%
Interest Expense on Notes	(26,363)	(29,031)	2,668	(9)%
Net Interest Income	1,763	2,007	(244)	(12)%
Change in Fair Value on Borrower Loans, Loans Held for Sale and Notes, net	185	(338)	523	(155)%
Total Net Revenue	$38,344	$55,862	$(17,518)	(31)%
n/m: not meaningful
Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by PFL to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay PFL a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a rebate fee based on rebates given to investors as an incentive to purchase Borrower Loans from PFL. The decrease in Administrative Fee Revenue of $3.7 million for the three months ended September 30, 2020, as compared to the corresponding period in 2019, was primarily due to a decrease in license fees owing to fewer loan listings generated on the marketplace during the period. The decrease in Administrative Fee Revenue of $27.7 million for the nine months ended September 30, 2020, as compared to the corresponding period in 2019, was primarily due to (a) a decrease in license fees owing to fewer loan listings generated on the marketplace during the period, and (b) a decrease in the rebate fee to zero due to the fact that no additional rebates were provided under the Consortium Purchase Agreement after it ended in May 2019.

Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper Funding through the Whole Loan Channel typically pay Prosper Funding a servicing fee, which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loans prior to applying the current payment. The servicing fee compensates Prosper Funding for the costs incurred in servicing the Borrower Loans, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. Prosper Funding records Servicing Fees from investors as a component of operating revenue when received. The decreases in Servicing Fees of $1.4 million and $2.6 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding period in 2019, were primarily due to lower outstanding balances of Borrower Loans in the servicing pool.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains and losses on Borrower Loans sold through the Whole Loan Channel. For the three months September 30, 2020, Prosper Funding recognized a gain of $1.2 million, as compared to a gain of $3.2 million for the three months ended September 30, 2019. This $1.9 million decrease was primarily driven by the decreased origination volume of Borrower Loans during this time. For the nine months ended September 30, 2020, Prosper Funding recognized a gain of $4.4 million, as compared to a loss of $7.7 million for the nine months ended September 30, 2019. This $12.2 million increase was primarily due to the fact that no rebates were issued related to Consortium warrants for the nine months ended September 30, 2020, as the related Consortium Purchase Agreement ended in May 2019. These rebates totaled $17.6 million for the nine months ended September 30, 2019. Excluding these rebates, the gain recognized would have decreased by approximately $5.4 million, primarily due to decreased origination volume of Borrower Loans during this time.
Other Revenues
Other Revenues consists primarily of fees earned from facilitating securitizations for whole loan purchasers, which are recognized over the term of the underlying securitization, as well as the impact of changes in the reserve for loan repurchases and other miscellaneous items. Other Revenues for the three and nine months ended September 30, 2020 were not significant.
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
Overall, the decreases in net interest income for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, were not significant.
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
The following table summarizes the fair value adjustments for the three and nine month periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Borrower Loans	$1,788	$(6,331)	$(20,331)	$(17,508)
Notes	(1,860)	6,211	20,517	17,171
Total	$(72)	$(120)	$186	$(337)

Expenses
The following tables summarize Prosper Funding’s expenses for the three and nine month periods ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$10,997	$16,079	$(5,082)	(32)%
Servicing	1,327	1,178	149	13%
General and Administrative	104	38	66	174%
Total Expenses	$12,428	$17,295	$(4,867)	(28)%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Expenses
Administration Fee Expense – Related Party	$32,855	$47,845	$(14,990)	(31)%
Servicing	3,657	3,550	107	3%
General and Administrative	271	166	105	63%
Total Expenses	$36,783	$51,561	$(14,778)	(29)%

Administration Fee Expense - Related Party
Pursuant to the Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month Prosper Funding is required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding. The decreases in Administration Fee expense of $5.1 million and $15.0 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, were primarily due to the decreased origination volume of Borrower Loans for the current periods. In general, the Administrative Fee Expense will not fluctuate directly in line with the Administrative Fee Revenue due to both the flat corporate administrative fee, as well as the fact that Prosper Funding pays fees for three different services, but receives a fee based only the number of loans listed on the platform.
Servicing
Servicing costs consist primarily of vendor costs and depreciation of internal-use software associated with servicing Borrower Loans. The decreases in Servicing costs for the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, were not significant.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. General and Administrative costs were not significant for the three and nine months ended September 30, 2020 and 2019.
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

The following table summarizes Prosper Funding’s cash flow activities for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net Income	$1,561	$4,301

Net cash provided by (used in) operating activities	8,560	(4,670)
Net cash provided by (used in) investing activities	13,797	(4,784)
Net cash (used in) provided by financing activities	(21,248)	1,431
Net increase (decrease) in cash, cash equivalents and restricted cash	1,109	(8,023)
Cash, cash equivalents and restricted cash at the beginning of the period	117,861	147,181
Cash, cash equivalents and restricted cash at the end of the period	$118,970	$139,158

Cash, Cash Equivalents and Restricted Cash increased $1.1 million for the nine months ended September 30, 2020, based on the following components:
Operating Activities: $8.6 million was provided by operating activities, driven by cash from working capital of $0.4 million, primarily due to the timing of payments to PMI and investors, and $8.2 million from net income, net of non-cash adjustments.
Investing Activities: $13.8 million was provided by investing activities, due to $114.1 million in principal payments under Borrower Loans, partially offset by purchases of Borrower Loans of $97.4 million and property and equipment of $2.9 million.
Financing Activities: $21.2 million was used by financing activities, due to $114.1 million in payments for Notes, at Fair Value and $4.5 million in distributions to PMI, partially offset by $97.3 million from proceeds from the issuance of Notes, at Fair Value.
Cash, Cash Equivalents and Restricted Cash decreased $8.0 million for the nine months ended September 30, 2019, based on the following components:
Operating Activities: $4.7 million was used in operating activities, driven by cash used for working capital of $12.6 million, primarily due to the timing of payments to investors, partially offset by $7.9 million from net income, net of non-cash adjustments.
Investing Activities: $4.8 million was used in investing activities, due to purchases of Borrower Loans of $127.5 million and property and equipment of $2.9 million, partially offset by $125.6 million in principal payments under Borrower Loans.
Financing Activities: $1.4 million was provided by financing activities due to $128.2 million in proceeds from the issuance of Notes, at Fair Value, partially offset by $126.7 million in payments on Notes, at Fair Value.
Income Taxes
Prosper Funding incurred no income tax expense for the nine months ended September 30, 2020 and 2019. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of operating losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of September 30, 2020, Prosper Funding has not engaged in any off-balance sheet financing activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk
Prosper Marketplace, Inc.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Loans Held for Sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Loans Held for Sale held on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale, which have declined in market value due to changes in interest rates, as stated above, as well as the economic impact of the COVID-19 outbreak. Additionally, if the fair value of the Loans Held for Sale continues to decline, we may not be able to repay the Warehouse Lines using the sale of Loans Held for Sale alone. Changes in the market value of Loans Held for Sale are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $252.4 million and $142.0 million as of September 30, 2020 and December 31, 2019, respectively.
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
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $226.8 million and $131.6 million as of September 30, 2020 and December 31, 2019, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently out of the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
Prosper had cash and cash equivalents of $45.9 million and $64.6 million as of September 30, 2020 and December 31, 2019, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 7, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the combined fair value of Borrower Loans and Loans Held for Sale is $667.3 million as of September 30, 2020, determined using a weighted-average discount rate of 9.57%. The combined fair value of Borrower Loans and Loans Held for Sale was $776.0 million as of December 31, 2019, determined using a weighted-average discount rate of 7.00%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $5.8 million and $7.1 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of September 30, 2020 and December 31, 2019, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $5.9 million and $7.3 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of September 30, 2020 and December 31, 2019, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.

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
Prosper Funding had cash and cash equivalents of $8.0 million as of September 30, 2020, and $7.5 million as of December 31, 2019. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of September 30, 2020. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

This Item should be read in conjunction with the disclosures contained in Part I, Item 1, “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Item 1A. Risk Factors
You should carefully consider all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

RISKS INHERENT IN INVESTING IN THE NOTES

We may choose or be required to implement payment and collections relief programs in response to the COVID-19 pandemic and other public health emergencies or crises, which may extend or otherwise alter the repayment schedule of Borrower Loans and reduce the expected return on the corresponding Notes.

The continued spread of COVID-19 has caused significant market volatility and workforce disruptions. As a result of state and local governments enacting self-quarantine and shelter-in-place orders to protect public health, businesses have been forced to curtail their operations and unemployment levels have spiked. Prosper recognizes the serious economic hardship triggered by COVID-19, and is offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Prosper is also complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans.

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

As a lending marketplace, we believe our customers are highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. These external economic conditions and resulting trends or uncertainties could adversely impact our customers’ ability or desire to participate in our marketplace as borrowers or investors, and consequently could negatively affect our business and results of operations. The current COVID-19 pandemic has created turbulent economic conditions, with many businesses grinding to a halt in response to public health orders to shelter in place. The unemployment rate reached a record 14.7% in April 2020 and gross domestic product contracted at an annualized rate of 31.4% during the second quarter of this year. While the unemployment rate dropped to 7.9% in September 2020 and 6.9% in October 2020, and the gross domestic product increased at an annualized rate of 33.1% during the third quarter, neither have reached pre-pandemic levels, and there is still significant uncertainty regarding the pace of the economic recovery.

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
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Eligible Employee Retention Plan
On November 6, 2020, the Board of Directors (the “Board”) of PMI adopted the Eligible Employee Retention Plan (the “Retention Plan”), the terms of which were previously recommended by the Compensation Committee of the Board, to implement a retention program for PMI’s employees. The purpose of the Retention Plan is to encourage continued service from employees prior to, and in the event of, an acquisition by providing retention payments upon a Change in Control (as defined in the Retention Plan).

The Retention Plan establishes a pool equal to the greater of $20,000,000 and the Grantor Trust Value (as defined in the Retention Plan). See Note 12 of the accompanying condensed consolidated financial statements for information on Prosper Grantor Trust, which holds the shares that make up the Grantor Trust Value. At least 75% of the pool is designated as the fixed allocation pool and the remaining up to 25% is designated as the discretionary allocation pool. Employees who, as of the Measurement Date (as defined in the Retention Plan), are employed by PMI, hold equity interests, and execute a participation agreement are eligible to receive payments from the fixed allocation pool. The fixed allocation payment for each eligible employee is based on such employee’s pro rata share of equity holdings, relative to the equity holdings of all eligible employees. An employee’s equity, for this purpose, includes stock, restricted stock, vested RSUs, and vested options, provided that the options and RSUs held by employees with at least two years of continuous employment as of the closing of the acquisition will, for purposes of the fixed allocation payment calculation, will be deemed to be fully vested. The discretionary allocation pool will be allocated at the discretion of the Chief Executive Officer, and the payment amounts to be distributed to the Chief Executive Officer under the discretionary allocation pool, if any, shall be determined by the Compensation Committee of the Board.

The Retention Plan automatically expires five (5) years from the date of adoption, and no payment will be made under the Retention Plan if the closing net proceeds from an acquisition are less than $20,000,000. If an employee leaves PMI prior to closing of an acquisition, that employee’s allocation under the plan, whether fixed or discretionary, will be automatically forfeited and reallocated to the remaining plan participants according to their equity holdings on a pro rata basis.

Long-Term Cash Incentive Plan

On November 5, 2020, the Compensation Committee of PMI approved and established a long-term cash incentive plan (the “LTCIP”) for eligible employees in connection with the achievement of certain performance goals of PMI.

PMI’s executive officers and vice presidents are eligible to participate in the LTCIP if, as of the date the award is paid, they have been employed with PMI for at least three (3) years, are employed full or part time, and are in good standing.

Such employees are eligible to receive long-term cash incentives based on their performance during a two-year period, the first of which runs from January 1, 2020 to December 31, 2021. Payments will be made by March 15, following the end of a performance period, unless otherwise determined by the Compensation Committee. The eligible employees’ incentive targets range from 75% to 150% of base salary, unless otherwise determined by the Compensation Committee.

Severance and Change in Control Agreement

On November 6, 2020, the Board of PMI adopted a form of Severance and Change in Control Agreement (the “Severance Agreement”), which was previously recommended by the Compensation Committee for approval. The Severance Agreement provides that upon a termination without “Cause” or a resignation for “Good Reason,” (each as defined in the Severance Agreement) unrelated to a change in control of PMI, senior executives subject to a Severance Agreement will be eligible to receive the following benefits, in addition to their accrued compensation:

•a lump sum severance payment equal to one year base salary;
•any unpaid annual bonus and long-term cash incentive for the year(s) preceding the year of termination;
•a pro-rated annual bonus payment for the year of termination, and with respect to any long-term performance period that commenced more than one year prior to the executive’s termination date, a pro-rated long-term cash incentive payment for the performance period in which the termination occurs; and
•continued coverage for the participants and eligible dependents pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for 12 months, unless such coverage is earlier terminated in accordance with the terms of the Severance Agreement.

If an executive is terminated without Cause or resigns for Good Reason within 24 months following a change in control of PMI, such executive will be eligible to receive the following benefits in lieu of the above, and addition to their accrued compensation:

•a lump sum severance payment equal to one year base salary;
•any unpaid annual bonus and long-term cash incentive for the year(s) preceding the year of termination;
•target annual bonus for the year of termination;
•target long-term cash incentive payment; and
•continued coverage for the participants and eligible dependents pursuant to the COBRA, for 12 months, unless such coverage is earlier terminated in accordance with the terms of the Severance Agreement.

In order to receive any of the foregoing severance benefits, an executive must timely execute (and not revoke) a release of claims in favor of PMI and its affiliates, and comply with all applicable post-separation restrictive covenants.

Copies of the Retention Plan, LTCIP, and form of Severance Agreement are attached as exhibits to this report and are incorporated herein by reference. The foregoing descriptions are qualified in their entirety by reference to such documents.

Amendments to Agreements with WebBank

On November 9, 2020, PMI and Prosper Funding (collectively, the “Registrants”), as applicable, and WebBank, an FDIC-insured, Utah-chartered industrial bank (“WebBank”), entered into: (i) a Fourth Amendment (the “Sale Agreement Amendment”) to the Asset Sale Agreement, dated July 1, 2016, between Prosper Funding and WebBank (the “Sale Agreement”); (ii) a Fifth Amendment (the “Marketing Agreement Amendment”) to the Marketing Agreement, dated July 1, 2016, between PMI and WebBank (the “Marketing Agreement”); and (iii) a Second Amendment (the “Purchase Agreement Amendment”) to the Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank (the “Purchase Agreement” and, collectively with the Sale Agreement and Marketing Agreement, the “Origination and Sale Agreements”). The Sale Agreement Amendment, the Marketing Agreement Amendment, and the Purchase Agreement Amendment, collectively, are hereinafter referred to as the “Amendments”.

The Origination and Sale Agreements, as amended to date, set forth the respective rights and obligations of the Registrants and WebBank with respect to the origination and sales activities for consumer loans originated on or after August 1, 2016. The Amendments update certain terms and conditions of the Origination and Sale Agreements to implement new requirements for certain loans offered to Colorado borrowers. Specifically, the Amendments address the requirements of a safe harbor for extending credit to borrowers in Colorado pursuant to a recent settlement involving WebBank and the Administrator of the Uniform Consumer Credit Code in Colorado, including the modification of WebBank's indemnification rights with respect to certain loans, the establishment of a cap on certain Colorado loans that Prosper Funding is required to purchase, and the enhancement of certain of WebBank's oversight functions.

Copies of the Sale Agreement Amendment, the Marketing Agreement Amendment, and the Purchase Agreement Amendment are attached as exhibits to this report and are incorporated herein by reference. The foregoing descriptions are qualified in their entirety by reference to such documents.
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

3.2	Amended and Restated Certificate of Incorporation of PMI, as further amended on October 15, 2018 (incorporated by reference to Exhibit 3.2 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on November 14, 2018)

3.3	PFL Certificate of Formation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by PFL)

3.4	Bylaws of PMI, as amended by Amendment No. 1 dated February 15, 2016 and Amendment No. 2 dated May 19, 2020 (incorporated by reference to Exhibit 3.4 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2020)

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.2)

4.2
Amended and Restated Indenture, dated January 22, 2013, between PFL and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.3	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

10.1	Promissory Note, dated April 24, 2020, by and between Broadway National Bank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI’s Current Report on Form 8-K, filed on April 30, 2020)

10.2	Prosper Marketplace, Inc. Eligible Employee Retention Plan, adopted as of November 6, 2020 (1)(2)

10.3	Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective November 5, 2020 (1)(2)

10.4	Form of Prosper Marketplace, Inc. Severance and Change in Control Agreement (1)(2)

10.5	Fourth Amendment to Marketing Agreement, dated September 21, 2020, between WebBank and Prosper Marketplace, Inc. (1)

10.6	Fifth Amendment to Marketing Agreement, dated November 9, 2020, between WebBank and Prosper Marketplace, Inc. (1)

10.7	Fourth Amendment to Asset Sale Agreement, dated November 9, 2020, between WebBank and Prosper Funding LLC (1)

10.8	Second Amendment to Stand By Purchase Agreement, dated November 9, 2020, between WebBank and Prosper Marketplace, Inc. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (1)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (1)

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.
(2)	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

November 12, 2020	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer and President of Prosper Funding LLC
(Principal Executive Officer)

November 12, 2020	/s/ Usama Ashraf
Usama Ashraf
Chief Financial Officer of Prosper Marketplace, Inc.
Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)