Form 10-K
period 2020-12-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2021-03-15
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.

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

	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at	Number of Shares of Common Stock of the Registrant Outstanding at
	June 30, 2020	March 8, 2021
Prosper Marketplace, Inc.	(a)	69,273,769
($0.01 par value)
Prosper Funding LLC	(a)(b)	None
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

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, Prosper Warehouse I Trust (“PWIT”), a Delaware statutory trust, Prosper Warehouse II Trust (“PWIIT”), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2019-1 (“PMIT 2019-1”), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2019-2 (“PMIT 2019-2”), a Delaware statutory trust and Prosper Marketplace Issuance Trust, Series 2019-4 (“PMIT 2019-4”), a Delaware statutory trust, and Prosper Grantor Trust (“PGT”), a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company was dissolved on November 28, 2018. As a result, references to Prosper Funding do not include PAH for periods subsequent to the year ended December 31, 2018. In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.” Finally, although historically the Company has referred to investors as “lender members,” PFL calls them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.
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

PART I
ITEM 1. BUSINESS
Overview
Prosper is a pioneer of online marketplace lending that connects borrowers and investors. Our goal is to enable borrowers to access credit at affordable rates and provide investors with attractive risk-adjusted rates of return. Our marketplace facilitated $1.5 billion in Borrower Loan originations during 2020 and $18.2 billion in Borrower Loan originations since it first launched in 2006.
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
To consumer borrowers, we believe that we offer generally better pricing, on average, than the pricing those borrowers would pay on outstanding credit card balances or unsecured installment loans from a traditional lender. We also believe that we offer faster decisions and loan originations, and greater transparency, resulting in a better customer experience than that provided by traditional consumer finance lenders.
To individual and institutional investors, we offer an asset class (consumer loans) that we believe has attractive risk adjusted returns, transparency, and lower duration risk.
Our marketplace offers fixed rate, fully amortizing, unsecured consumer loans ranging from $2,000 to $40,000 with no prepayment penalty. Loan terms of three and five years are available, depending upon the Prosper Rating assigned to the borrower at issuance and loan amount being sought. All Borrower Loans are originated and funded by WebBank, an FDIC-insured, state chartered industrial bank organized under the laws of Utah. After origination, WebBank sells the Borrower Loans to PFL, which either holds them or sells them to accredited institutional investors.
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
When a borrower requests a loan, we first evaluate whether the borrower meets the underwriting criteria required by WebBank. The underwriting criteria apply to all loans originated through our marketplace and may not be changed without WebBank's consent. For the Note Channel, all borrowers who request a loan are subject to the following minimum eligibility criteria: (1) have at least a 640 FICO08 score, (2) have fewer than five credit bureau inquiries (after excluding duplicate inquiries) within the last 6 months, (3) have an annual income greater than $0, (4) have a debt-to-income ratio of no more than 50%, (5) have at least three open trades reported on their credit report, and (6) have not filed for bankruptcy within the last 12 months.
Prosper also allows two borrowers to apply together as joint applicants for a co-borrower loan. Each borrower applicant is held jointly and severally liable for the obligations under the loan. In the case of co-borrower loans, the primary (or “specified”) borrower must satisfy the above credit criteria (except the debt-to-income ratio for joint loans is calculated using the combined debt-to-income ratio of the primary and secondary borrowers without duplication of combined debt). The secondary borrower must also satisfy certain additional credit criteria, including a minimum FICO08 score of at least 600, at least one open trade reported on the secondary borrower’s credit report, and no bankruptcy filings within the last 12 months.
In addition, a borrower may have up to two loans through Prosper outstanding at one time, provided that (1) the first loan is current, (2) the aggregate outstanding principal balance of both loans does not exceed the then-current maximum allowable loan amount for loans (currently $40,000), (3) the borrower has held his or her first loan for at least 6 months, and (4) the borrower complies with the prior-borrower constraints below.
If a borrower has previously obtained a Borrower Loan through our marketplace, then in addition to the foregoing requirements (as applicable), the borrower must also (1) have no prior charge-offs on Borrower Loans originated through our marketplace, and (2) have never been more than 15 days delinquent on any Borrower Loan obtained through our marketplace within 12 months of his or her application.
From time to time, we have, with WebBank’s consent, tested new products that include features which are outside the standard eligibility criteria discussed above. These products are available on a limited basis, exclusively through our Whole Loan Channel.
Investors
Investors are individuals and institutions that have the opportunity to buy Notes or Borrower Loans. Investors must register on our marketplace. An individual investor must be a natural person at least 18 years of age and a U.S. resident, must provide his or her social security number, and may be required to provide his or her state driver’s license or state identification card number. An institutional investor must provide its taxpayer identification number and entity formation documentation. All potential investors are subject to anti-fraud, anti-terrorism and identity verification processes and a potential investor cannot invest in Notes or Borrower Loans without passing those processes.
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
The estimated average annualized loss rate for each loan listing is based primarily on the historical performance of Borrower Loans with similar characteristics and is primarily determined by the following scores: (i) one or more custom Prosper scores (“Prosper Score”), as may be supplemented by additional proprietary scoring models, and (ii) a credit score obtained from a credit reporting agency. A Prosper Score is also updated periodically to include new information that is predictive of borrower risk as such information becomes available or as the evidence supporting a particular datum becomes strong enough to merit its inclusion in a Prosper Score.
To create a Prosper Score, we have developed and refined custom, Artificial Intelligence (AI)-driven risk models using our historical data as well as a data archive from a consumer credit bureau. We built the Prosper Score models on our borrower population, and included as variables information provided directly by the borrowers as well as included in their credit reports, so that the models would incorporate behavior that is unique to that population. In addition to a Prosper Score, another major element used to determine the Prosper Rating for a loan listing is a credit score from a consumer reporting agency. We currently use either or both of TransUnion’s FICO08 score and VantageScore. We obtain a borrower’s credit score at the time the loan listing is created, unless we already have a credit score on file that is not more than thirty days old.
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
Customers
A relatively small number of investors provide the funding commitments for a large percentage of all listings that result in Borrower Loans originated through our marketplace. Of all Borrower Loans originated in the year ended December 31, 2020, the largest party purchased a total of 21.4% of those loans.
Industry Background and Trends
According to the Board of Governors of the Federal Reserve System, as of December 2020, the balance of outstanding consumer credit (excluding mortgages) in the United States totaled $4.2 trillion. This amount included $1.0 trillion of revolving consumer credit, which many consumers seek to refinance for a lower interest rate.
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
Competition
We compete for borrowers and investors against other financial products and companies. For borrowers, our competition includes banking institutions, credit unions, credit card issuers and other consumer finance companies. For investors, our competition includes other investment vehicles such as consumer lending funds and asset classes such as equities, bonds and commodities. Our competition for borrowers and investors also includes other online consumer lending companies, such as LendingClub Corporation, Social Finance Inc., Upstart Holdings, Inc. and other marketplace lending platforms. We may also face potential competition from new market entrants, or business expansion from established companies, such as Goldman Sachs. These companies may have significantly greater financial, technical, marketing and other resources and may be able to devote greater resources to the development, promotion, sale and support of their offerings.

Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and provide us with sustainable competitive advantages:
•Leading Online Marketplace. Since inception, our marketplace has facilitated $18.2 billion in loan originations, of which $1.5 billion was for the year-ended December 31, 2020. As our business grows, our brand, reputation and scale strengthens. This allows us to attract top talent, speed up product innovation, attract marketplace participants and drive down our cost structure, all of which further benefit borrowers and investors.
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
•Proprietary Risk Management Capabilities. We have developed AI-driven proprietary risk models based on consumer loan performance data, which we believe allows us to accurately assess the credit risk profile of borrowers and which we believe also allows investors to earn attractive risk adjusted returns. We leverage the results from our growing data stream to continually refine these AI-driven risk models and more accurately predict loan performance.
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
Origination and Servicing
We have efficient and scalable systems for credit risk assessment, loan underwriting, and servicing. Our risk models take borrowers’ supplied information and combines that information with public and proprietary data to make real time decisions. Our verification agents use automated tools to confirm credit eligibility. Our loan servicing platform calculates a loan’s amortization and processes payments received from borrowers and passes such payments on to investors. In addition, we have a back-up servicing agreement with Vervent, Inc. (“Vervent”) (f/k/a First Associates Loan Servicing, LLC), a loan servicing company that is willing and able to assume servicing responsibilities in the event that we are no longer able to service the Borrower Loans and Notes. Vervent is a financial services company that has entered into numerous successor loan servicing agreements.
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
•Targeted Risk Assessment. Our AI-driven credit risk models include metrics and information which are unique to our platform. This results in a risk assessment that is more targeted than the traditional lenders, leading to higher approval rates, lower interest rates and highly automated identity and income verification. We are continuing to improve the AI technology embedded within our models to facilitate and improve access to credit and the application experience for borrowers. We have been building and enhancing AI models since 2015 and currently have AI models for underwriting, early payment default, third party fraud, income verification, collections and our direct mail program.
Intellectual Property
We rely on a combination of copyright, trade secret, trademark, and other rights, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property. We enter into confidentiality and other written agreements with our employees, consultants and service providers, and through these and other written agreements, attempt to control access to and distribution of the software, documentation and other proprietary technology and information. We also utilize a robust multi-layered monitoring program, including third party domain monitoring services, web search engine alerts and our outside counsel, which we leverage to actively enforce our intellectual property rights. Despite these efforts to protect our proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality. Policing all unauthorized use of intellectual property rights is nearly impossible. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our technology or intellectual property rights.
We have registered several trademarks in the United States, including “Prosper,” “Prosper Healthcare Lending,” “FAAS,” “Make Healthcare Affordable,” “Powered by Prosper” and numerous stylized marks, including the Prosper and Prosper Healthcare Lending logos.
We have invested in a research and development program and, as of December 31, 2020, we had 7 patent applications filed. We may file additional patent applications or pursue additional patent protection in the future to the extent we believe it will be beneficial.
Human Capital Resources
Employee Profile
At Prosper, our mission is to advance financial well-being and our employees are critical to achieving this mission. We are committed to hiring and developing employees who embody our core values: accountability, collaboration, excellence, diversity, simplicity, and integrity. As of December 31, 2020, we had 353 full-time employees, all of whom were based in the United States. Our employees are split into the following 4 functions: 119 in origination and servicing, 15 in sales and marketing, 93 in general and administrative – research and development, and 126 in general and administrative – other. None of our employees are represented by labor unions. We have not experienced any work stoppages, and we believe that our relations with our employees are good.
Employee Health & Wellness
During the COVID-19 pandemic, the safety and well-being of our employees and their families has been a top priority as we continue to serve our customers. We transitioned our entire workforce to remote working arrangements and provide a monthly tech stipend to cover added remote costs. We also keep our employees informed with frequent communications on health and community resources and information along with updates regarding our own response to COVID-19. We continue to monitor and update our practices to remain aligned and ahead of federal, state and local laws, regulations, guidelines and recommendations.
Our employees have access to several programs and benefits related to employee wellness including: traditional life and health (medical, dental, vision) insurance, flexible paid time off, free membership to physical, mental and emotional health resources, and parental leave programs, among others. We have also introduced specific programs and benefits for caregivers during the pandemic including subsidized tutoring for school-aged children. We believe our progressive human resources policies, learning and development, talent acquisition, and community engagement and support activities enable us to attract and retain key personnel.
Employee Recognition and Talent Development
We understand that to attract and retain great people, we must listen to and engage them regularly. We conduct an anonymous, company-wide employee engagement survey twice a year to gauge our progress and identify the areas where we excel and areas for improvement in the employee experience. Following each survey, we identify areas where we would like to focus to support engagement within the company and create action plans to support those initiatives. We have implemented two separate award programs to recognize and honor our employees who exemplify our values.
Because we operate in a highly regulated industry, we require ongoing regulatory and compliance training for our employees. Additionally, we provide a series of leadership training for all people managers. We also offer employees free access to on-demand training on an array of subjects from technical to business management to build the skills and advance their careers as well as opportunities for employees to pursue their passion projects and leadership development in alignment with our values.
Diversity, Equity, Inclusion and Belonging
Diversity and collaboration are among our company’s core values and we believe our efforts in diversity, equity, inclusion and belonging (DEIB) fuel our innovation and drive our success. Our goal is to foster a diverse and inclusive workplace where our employees feel that their identities and experiences are represented, embraced and celebrated. We are also committed to our efforts to increase diversity through our hiring practices by using gender-neutral job postings and recruiting policies that promote diverse candidates. We recruit the best people for the job regardless of differences that include gender, ethnicity and other protected traits and it is our policy to comply fully with all federal, state and local laws relating to discrimination in the workplace. We have several employee resource groups that help us to identify opportunities and actions related to DEIB and to better engage underrepresented populations. Our DEIB principles are also reflected in our employee training, and in particular with respect to our policies against harassment and bullying and the elimination of bias in the workplace. We continue to enhance our DEIB policies, with guidance by our executive leadership team.
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
In May 2015, the U.S. Court of Appeals for the Second Circuit issued a decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the NBA and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. On November 10, 2015, the defendant in the Madden case filed a petition for a writ of certiorari with the United States Supreme Court for further review of the Second Circuit’s decision. On June 27, 2016, the United States Supreme Court denied the petition and refused to review the case, leaving the decision of the Second Circuit intact and binding on federal courts in Connecticut, New York and Vermont. The Madden decision has created some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and may create an increased risk of litigation by plaintiffs challenging our ability to collect interest in accordance with the terms of Borrower Loans. While the decision specifically addressed preemption under the NBA, it could support future challenges to federal preemption for other institutions, including an FDIC-insured, state chartered industrial bank like WebBank. However, although there can be no assurances as to the outcome of any potential litigation, or the possible impact of the litigation on our marketplace, we believe the Madden case addressed facts that are not presented by our marketplace lending platform and thus would not apply to Borrower Loans.
In June 2020, the FDIC issued a final regulation entitled “Federal Interest Rate Authority” that, among other things, addressed the uncertainty resulting from the Madden decision, including uncertainty affecting marketplace lenders that partner with banks. Under the FDIC’s rule, which applies to FDIC-insured state-chartered industrial banks such as WebBank, interest on a loan originated by WebBank that was permissible under DIDA at origination is not affected by WebBank’s subsequent sale of the loan to PFL. Seven states and the District of Columbia have sued the FDIC, however, seeking to have the regulation set aside on Administrative Procedure Act grounds. That lawsuit is pending in Federal district court for the Northern District of California. Three states have brought a similar challenge in the same court to a similar regulation issued by the OCC under the NBA. Although the outcome of this litigation cannot be predicted, a ruling adverse to the FDIC could subject Borrower Loans that PFL purchases from WebBank to state usury law.
In January 2017, the Administrator of the Colorado Uniform Consumer Credit Code filed suits against online loan platforms Marlette Funding, LLC and Avant, Inc. The Administrator claimed that loans to Colorado residents facilitated through these platforms were required to comply with Colorado laws regarding interest rates and fees, and that such laws were not preempted by the federal laws that apply to loans originated by Cross River Bank and WebBank, the federally regulated issuing banks that originate loans through the platforms operated by Marlette and Avant, respectively. In response to the Colorado regulator’s lawsuits, Cross River Bank and WebBank each intervened in the state court case filed against Marlette and Avant, respectively. On August 18, 2020, the parties reached a settlement that provides a safe harbor for the Marlette and Avant lending platforms, such that if the lending programs meet certain criteria related to oversight, disclosure, funding, licensing, consumer terms, and structure, the programs will be deemed to be in compliance with Colorado’s usury limits. On November 9, 2020, we amended our agreements with WebBank to address the requirements of the safe harbor for extending credit to borrowers in Colorado.
If a Borrower Loan made through our marketplace was deemed to be subject to the usury laws of a state that has opted-out of the exportation regime or becomes bound by the Second Circuit’s or a similar judicial decision (including a judicial decision setting aside the FDIC’s regulation governing permissible interest on loans sold by banks to non-banks), we could become subject to fines, penalties, and possible forfeiture of amounts charged to borrowers, and we may decide not to originate Borrower Loans through our marketplace in that applicable jurisdiction, which may adversely impact our growth. For more information, see Item 1A, “Risk Factors—If our marketplace were found to violate a state’s usury laws, we may have to alter our business model and our business could be harmed.”
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
Fair Debt Collection Practices Act. The federal Fair Debt Collection Practices Act (“FDCPA”) provides guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. Prosper is not a “debt collector” under the FDCPA, which the statute defines as a person who regularly collects or attempts to collect, directly or indirectly, debts owed or due, or asserted to be owed or due, to another. The CFPB retained the statute’s “debt collector” definition in its November 2020 final rules implementing the FDCPA. As the servicer for Borrower Loans originated by WebBank and owned by investors, Prosper is not a debt collector based on its facilitation of loans in the origination process and/or its servicing of the Borrower Loans after the time of origination and prior to any default. While the FDCPA applies to third-party debt collectors, debt collection laws of certain states impose similar requirements on creditors who collect their own debts. Our agreement with our investors prohibits investors from attempting to collect directly on the Borrower Loan. We use our internal collection team and professional external debt collection agents to collect delinquent accounts. They are required to comply with all other applicable laws in collecting delinquent accounts of our borrowers.
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
Privacy and Data Security Laws. The federal Gramm-Leach-Bliley Act (“GLBA”) limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. Additional state and federal privacy and data security laws require safeguards to protect the privacy and security of consumers’ personally identifiable information, require notification to affected customers in the event of a breach, and restrict certain sharing of nonpublic personal information about a consumer with affiliated entities. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, provides consumers in the state with rights to know about the use, to request deletion, and to opt out of the sale of their personal information by businesses that are a certain size or that generate at least half of their revenue by selling personal information. In turn, the CCPA requires subject businesses to notify consumers of their data collection practices and to implement procedures for timely responding to consumer requests submitted in exercise of their rights under the statute, although the CCPA includes certain exceptions for personal information that is protected under GLBA or other federal and state privacy laws. We maintain a detailed privacy policy that is designed to address GLBA and the CCPA and is accessible from our website. We maintain security measures designed to protect participants’ personal information, and we do not sell, rent or share such information with nonaffiliated third parties for marketing purposes unless previously agreed to by the participant or otherwise permitted by applicable law. In addition, we take a number of measures to safeguard the personal information of our borrowers and investors and to protect it against unauthorized access.
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
Summary of Risk Factors
We are subject to various risks, the most significant of which are summarized below. For more information about these and other risks that may affect us, you should carefully read the factors described in the “Risk Factors” section below.

Risks related to borrower default

•The Notes are risky and speculative investments for suitable investors only.
•Payments on the Notes depend entirely on payments PFL receives on corresponding Borrower Loans. If a borrower fails to make any payments on the corresponding Borrower Loan related to a Note, payments on such Note will be correspondingly reduced. If payments on the Borrower Loan corresponding to an investor’s Note become more than 30 days overdue, such investor will be unlikely to receive the full principal and interest payments that were expected on the Note.
•Marketplace lending is a relatively new lending method and our marketplace has a limited operating history. Borrowers may not view or treat their obligations to PFL as having the same significance as loans from traditional lending sources.
•The credit information of an applicant may be inaccurate or may not accurately reflect the applicant’s creditworthiness, which may cause an investor to lose all or part of the price paid for a Note. The fact that we have the exclusive right and ability to investigate claims of identity theft in the origination of Borrower Loans creates a significant conflict of interest between us and our investors.
•The Borrower Loans are not secured by any collateral or guaranteed or insured by any third party, and investors must rely on us or a third-party collection agency to pursue collection against any borrower.
•The Prosper Rating may not accurately set forth the risks of investing in the Notes, no assurances can be provided that actual loss rates for the Notes will come within the estimated average annualized loss rates indicated by the Prosper Rating, and investors have limited rights to cause Prosper to repurchase the Notes.
•We may not set appropriate interest rates for Borrower Loans.
•Investors who use the Recurring Investment or Auto Invest tools may face additional risk of funding Borrower Loans that have been erroneously selected by the tool.
•Loss rates on the Borrower Loans may increase as a result of the current novel coronavirus (COVID-19) pandemic.
•The Borrower Loans do not restrict borrowers from incurring additional unsecured or secured debt, nor do they impose any financial restrictions on borrowers during the term of the Borrower Loan, which may reduce the likelihood that an investor will receive the full principal and interest payments that such investor expects to receive on a Note.
•In general, the Borrower Loans do not contain any cross-default or similar provisions. If a borrower defaults on any of his or her other debt obligations, our ability to collect on the Borrower Loan on which an investor’s Note is dependent for payment may be substantially impaired.

Risks Inherent in investing in the Notes

•The Notes are special, limited obligations of PFL only and are not directly secured by any collateral or guaranteed or insured by PMI or any third party.
•PFL is not obligated to indemnify Note holders or repurchase Notes except in limited circumstances.
•Our marketplace allows a borrower to prepay a Borrower Loan at any time without penalty. Borrower Loan prepayments will extinguish or limit an investor’s ability to receive additional interest payments on a Note.
•We may choose or be required to implement payment and collections relief programs in response to the COVID-19 pandemic and other public health emergencies or crises, which may extend or otherwise alter the repayment schedule of Borrower Loans and reduce the expected return on the corresponding Notes.
•The Notes will not be listed on any securities exchange and can be held only by registered Prosper investors. Further, no trading platform for the transfer of Notes exists. Therefore, investors should be prepared to hold the Notes they purchase until maturity.
•Our participation in the funding of Borrower Loans could be viewed as creating a conflict of interest.

Risks related to PFL and PMI, our marketplace and our ability to service the notes

•We have experienced errors on our platform that have resulted in incorrect reporting of performance returns to Note investors. If we are unable to prevent the reoccurrence of similar errors, investors could be adversely impacted.
•Arrangements for back-up servicing are limited. If PMI fails to maintain operations or the Administration Agreement is rejected or terminated (in bankruptcy or otherwise), investors may experience a delay and increased cost in respect of their expected principal and interest payments on Notes, and PFL may be unable to collect and process repayments from borrowers.
•PMI, in its capacity as servicer, has the authority to waive or modify the terms of a Borrower Loan without the consent of the Note holders.
•Prosper has incurred operating losses in prior years and may continue to incur net losses in the future.
•PFL relies on a third-party commercial bank to process transactions. If PFL is unable to continue utilizing these services, its business and ability to service the Notes may be adversely affected.

•Any significant disruption in service in our marketplace or in PMI’s computer systems could adversely affect PMI’s ability to perform its obligations under the Administration Agreement. If the security of PFL’s investors’ and borrowers’ confidential information stored in our systems is breached, users’ secure information may be stolen, our reputations may be harmed, and we may be exposed to liability.

Risks related to compliance and regulation

•Our marketplace represents a novel approach to borrowing and investing that may fail to comply with federal and state securities laws, borrower protection laws and the state counterparts to such consumer protection laws. Borrowers may dispute the enforceability of their obligations under borrower or consumer protection laws after collection actions have commenced, or otherwise seek damages under these laws. Investors may attempt to rescind their Note purchases under securities laws. Regulatory agencies and their state counterparts may investigate our compliance with these regulatory obligations, and may take enforcement action with respect to alleged law violations. There continues to be uncertainty as to how the actions of the Consumer Financial Protection Bureau or any other new agency could impact our business or that of our issuing bank. If our marketplace were found to violate a state’s usury laws, we may have to alter our business model and our business could be harmed. If one or both of PMI and PFL is required to register under the Investment Company Act or the Investment Advisers Act, either of our ability to conduct business could be materially adversely affected. Several lawsuits have sought to recharacterize certain loan marketers and other originators as lenders. If litigation or a regulatory enforcement action on similar theories were successful against one or both of PMI and PFL, Borrower Loans originated through our marketplace could be subject to state consumer protection laws and licensing requirements in a greater number of states.
•We rely on agreements with WebBank, pursuant to which WebBank originates loans to qualified borrowers on a uniform basis throughout the United States and sells and assigns those loans to PFL. If our relationship with WebBank were to end, we may need to rely on individual state lending licenses to originate Borrower Loans.
•PMI's administration of Quick Invest under its previous offering and PFL’s administration of Quick Invest, Recurring Investment, and Auto Invest under its current offering, could create additional liability for PFL and such liability could be material.
Recent Developments
COVID-19
A novel strain of coronavirus, known as SARS-CoV-2, which causes COVID-19, first surfaced in December 2019. COVID-19 continues to spread globally and the World Health Organization has declared the COVID-19 outbreak to be a global pandemic. The COVID-19 outbreak has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including declaration of a federal National State of Emergency, multiple cities and states declaring states of emergency, school and business closings, limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter-in-place orders. Although state and local governments across the U.S. eased some of these restrictions during the summertime, officials are currently dealing with a second wave of the disease and have re-enacted or declared additional restrictions as officials continue to monitor rates of infection and hospitalization, and additional surges in COVID-19 cases may lead to further restrictions. The financial markets, which have largely recovered from the steep declines that occurred in February and March 2020, are experiencing continued trading volatility as a result of the pandemic and related economic disruption. In addition, unemployment rates remain high, and while the U.S. gross domestic product increased at an annualized rate of 4.0% during the fourth quarter of 2020, it remains below pre-pandemic levels.
Prosper is actively tracking the situation in the U.S. and our communities, and offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to 4 monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months total and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Prosper is also complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans.
Over the last few years, Prosper has been tightening credit and focusing on borrowers’ ability and intent to pay in order to generate sustainable and attractive risk-adjusted returns for our investors. In light of changes in the economic environment caused by COVID-19, we have taken additional actions since March 2020 to help actively manage investor returns and adapt to this rapidly changing environment, including further tightening our credit criteria, engaging with borrowers earlier and more frequently in the payment cycle and implementing stricter income and employment verification. As a result, we are seeing a reduction in originations with higher risk C, D, E and HR Prosper Ratings.

HELOC
In March 2019, we launched a new digital Home Equity Line of Credit (HELOC) product in collaboration with BBVA USA, the U.S. subsidiary of Madrid-based BBVA. HELOCs are currently available to borrowers both through our website and BBVA USA’s website in Alabama, Arizona, Colorado, Florida, New Mexico and Texas. HELOCs will not be available on the Prosper marketplace for investment purposes.
Investor Mobile App
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
Since it was first implemented in July 2011 through December 31, 2020, the Recurring Investment (formerly known as Auto Quick Invest) tool has experienced programming errors that affected 8,630 Notes and PMI Notes out of the 11,999,556 Notes and PMI Notes purchased. The Auto Invest tool was first implemented on June 2, 2016. Since such time through December 31, 2020, the Auto Invest tool has experienced programming errors that affected 2 Notes out of the 8,583,286 Notes purchased.
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
Loss rates on the Borrower Loans may increase as a result of economic conditions beyond our control and beyond the control of the borrower, such as the current novel coronavirus (COVID-19) pandemic.
Borrower Loan loss rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrowers. In particular, loss rates on Borrower Loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer confidence, residential real estate values, the value of the U.S. dollar, energy prices, changes in consumer spending, the number of personal bankruptcies, disruptions in the credit markets, the impact of the novel coronavirus (COVID-19) pandemic, and other factors.
In response to COVID-19, Prosper is complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans and may result in increases to loss rates. Prosper is also offering relief measures to qualified borrowers which include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months total and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through December 31, 2020, approximately 12% of the total outstanding balances of all loans originated on our platform on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 5% of the total outstanding balances of all loans originated on our platform are actively enrolled in at least one relief program as of December 31, 2020. Overall requests for COVID-19 relief are declining; however, enrollment and subsequent loan performance may fluctuate as long as the pandemic continues to trigger increased work stoppages and unemployment. While these relief options are intended to assist borrowers and mitigate potential losses on Borrower Loans due to economic hardship, there is no guarantee that we will prevent loss rates from increasing over historical levels.
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
The global spread of COVID-19 and the self-quarantine and shelter-in-place public health orders issued in response have forced many businesses to suspend their operations. The resulting economic contraction has had a particularly deleterious effect on small businesses, self-employed individuals and independent contractors whose livelihoods depend on providing in-person goods and services. In response, in March 2020, Congress enacted and the president signed into law the Coronavirus Preparedness and Response Supplemental Appropriations Act and the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The relief measures provided by these laws include expanding eligibility criteria for Small Business Administration loan programs. To the extent the COVID-19 pandemic and legislation passed in response to the pandemic result in borrowers incurring additional debt above and beyond ordinary levels, borrowers’ overall ability to repay Borrower Loans may be further impaired.
Marketplace lending is a relatively new lending method and our marketplace has a limited operating history. Borrowers may not view or treat their obligations to PFL as having the same significance as loans from traditional lending sources.
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
As of December 31, 2020, 87 Borrower Loans, with a total outstanding balance of $798 thousand are subject to the SCRA.
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
If a borrower dies with an outstanding Borrower Loan, PFL is required, upon receiving notice of the death, to stop accepting automatic loan payments and to refund any payments that were automatically debited after the borrower's date of death. Though we may seek to work with the executor of the borrower’s estate to obtain repayment of the loan, the borrower’s estate may not contain sufficient assets to repay the loan, or its executor may prioritize repayment of other creditors. In addition, if a borrower dies near the end of the term of his or her Borrower Loan, the time required for the probate of the borrower’s estate will likely extend beyond the Notes’ final maturity date, after which date PFL will cease to have any obligation to make payments on the Notes.
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
PFL is only obligated to repurchase Notes or indemnify holders of Notes in limited circumstances. These circumstances include if (i) a material payment default under the corresponding Borrower Loan occurs as a result of verifiable identify theft; (ii) we include a Prosper Rating in a listing that is different from the Prosper Rating we calculated, or we calculate the Prosper Rating incorrectly; or (iii) any errors in Quick Invest, Recurring Investment, or Auto Invest cause an investor to purchase a Note from PFL that such investor would not otherwise have purchased or that differs materially from the Note, in which cases PFL also has the option to cure such error. PFL is not required to repurchase Notes or indemnify holders of Notes, however, if the Note holder’s investment is not realized in whole or in part due to fraud other than identity theft, or due to other false or inaccurate statements or omissions of fact in a listing, whether in credit data, borrower representations or similar indicia of borrower intent and ability to repay the loan. Further, PFL is under no obligation to repurchase a Note or indemnify any holder of Notes if a correctly determined Prosper Rating fails to accurately predict the actual losses on a Borrower Loan.
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
The Notes and PMI Management Rights will not be listed on any securities exchange and all Notes and PMI Management Rights must be held by registered Prosper investors. Further, in connection with Prosper’s termination of its relationship with FOLIO Investments, Inc. in October 2016, a trading platform for the transfer of Notes and PMI Management Rights no longer exists. While we may, in our sole discretion, permit the establishment of another platform on which a secondary market may be made with respect to the Notes, there can be no assurance a trading platform for the Notes and PMI Management Rights will develop in the future. Therefore, Note purchasers must be prepared to hold their Notes and PMI Management Rights to maturity.
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
During the year ended December 31, 2020, we purchased $207 thousand in Notes for investment.
We may choose or be required to implement payment and collections relief programs in response to the COVID-19 pandemic and other public health emergencies or crises, which may extend or otherwise alter the repayment schedule of Borrower Loans and reduce the expected return on the corresponding Notes.
The global spread of COVID-19 has caused significant market volatility and workforce disruptions. Within the U.S., a large number of state and local governments have imposed self-quarantine and shelter-in-place orders to protect public health, resulting in increased unemployment levels as businesses have been forced to curtail operations. Prosper recognizes the serious economic hardship triggered by COVID-19, and is offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to 4 monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months total and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Prosper is also complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans.
Prosper’s COVID-19 payment relief programs may impact the repayment schedule and terms of Borrower Loans and the returns received on corresponding Notes. Since COVID-19 relief was first offered in March 2020 and through December 31, 2020, approximately 12% of the total outstanding balances of all loans originated on our platform on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 5% of the total outstanding balances of all loans originated on our platform are actively enrolled in at least one relief program as of December 31, 2020. Overall requests for COVID-19 relief are declining; however, enrollment and subsequent loan performance may fluctuate as long as the pandemic continues to trigger increased work stoppages and unemployment. Likewise, to the extent Prosper is required to comply with state mandates to pause collections activity on delinquent loans, investors will not receive recoveries on any Notes corresponding to Borrower Loans that cannot be collected upon while such mandates are in effect. Prosper continues to actively monitor the impact of COVID-19 on economic conditions.
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
In addition, it is unlikely that the back-up servicer would be able to perform functions other than servicing the outstanding Borrower Loans and Notes, such as facilitating the creation of new Borrower Loans through our marketplace, or managing PFL’s marketing efforts. PFL believes that it could find one or more other parties who could perform these and any other functions necessary to fully operate our marketplace in the absence of PMI. However, this process, and any related onboarding of such party or parties, will take time. Any such delay or impairment that does not affect existing Note holders, because PFL or its back-up servicer proves able to continue servicing outstanding Borrower Loans and Notes, could nonetheless delay PFL’s ability to facilitate the origination of new Borrower Loans and issue new Notes through our marketplace, which could adversely affect PFL’s finances and customer relationships.
A decline in economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.
As a lending marketplace, we believe our customers are highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. These external economic conditions and resulting trends or uncertainties could adversely impact our customers’ ability or desire to participate in our marketplace as borrowers or investors, and consequently could negatively affect our business and results of operations. For example, in response to economic challenges related to COVID-19, we have further tightened our underwriting criteria since March 2020, resulting in a reduction in originations with higher risk C, D, E and HR Prosper Ratings. For more information about risks related to the COVID-19 pandemic, see “—Public health emergencies and other events beyond our control may damage our ability to continue operations without disruptions, including our ability to attract new borrowers and investors, retain existing investors, as well as the ability of existing borrowers to repay their loans. If such events continued for an extended period of time and PFL is unable to attract sufficient investor purchase commitments from new and existing investors, our business and results of operations may be materially adversely affected.”
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
Borrowers may delay or suspend making payments to PFL because of the uncertainties occasioned by it becoming subject to a bankruptcy or similar proceeding, even if the borrowers have no legal right to do so, and such delay would reduce, at least for a time, the funds that might otherwise be available to pay the Notes corresponding to those Borrower Loans. In addition, the commencement of the bankruptcy or similar proceeding may, as a matter of law, prevent PFL from making regular payments on the Notes, even if the funds to make such payments are available. Because the Indenture trustee would be required to enforce its security interest in the Borrower Loans in a bankruptcy or similar proceeding, the Indenture trustee's ability to make payments under the Notes would be delayed, which may effectively reduce the value of any recovery that a holder of a Note may receive (and no such recovery can be assured) by the time any recovery is available.
If PFL becomes subject to a bankruptcy or similar proceeding, interest accruing on the Notes upon and following such bankruptcy or similar proceeding may not be paid.
In a bankruptcy or similar proceeding of PFL, interest accruing on the Notes during the proceeding may not be part of the allowed claim of a holder of a Note. If the Note holder receives a recovery on the Note (and no such recovery can be assured), any such recovery may be based on, and limited to, the Note holder’s claim for principal and for interest accrued up to the date of the bankruptcy or similar proceeding, but not thereafter. Because a bankruptcy or similar proceeding may take months or years to complete, a claim based on principal and on interest only up to the start of the bankruptcy or similar proceeding may be substantially less than a claim based on principal and on interest through the end of the bankruptcy or similar proceeding.
If PFL becomes subject to a bankruptcy or similar proceeding, a Note holder may not have any priority right to payment from the corresponding Borrower Loan, may not have any right to payment from funds in the applicable servicing account, and may not have any ability to access funds in the applicable funding accounts (the “FBO Funding accounts”).
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
If a payment is made on a Borrower Loan corresponding to a Note before PFL’s bankruptcy or similar proceeding is commenced, and those funds are held in the servicing account PFL maintains with Wells Fargo to collect borrower payments and have not been used by PFL to make payments on the Note as of the date the bankruptcy or similar proceeding is commenced, there can be no assurance that PFL will or will be able to use such funds to make payments on such Note. Other creditors of PFL (including holders of other Notes or Borrower Loans) may be deemed to have rights to such funds or interests in the applicable servicing account and monies credited thereto that are equal to or greater than the rights of the holder of such Note.
Although PFL believes that amounts funded by both Whole Loan Channel and Note Channel investors into the applicable FBO Funding accounts should not be subject to claims of its creditors other than the investors for whose benefit the funds are held, the legal title to the FBO Funding accounts, and the attendant right to administer the FBO Funding accounts, would be property of PFL’s bankruptcy estate. As a result, if PFL were to file for bankruptcy protection, the legal right to administer the funds in the FBO Funding accounts would vest with the bankruptcy trustee or debtor in possession. In that case, while neither PFL nor its creditors should be able to reach those funds, the indenture trustee or the investors may have to seek a bankruptcy court order lifting the automatic stay and permitting them to withdraw their funds. Investors may suffer delays in accessing their funds in the FBO Funding accounts as a result. Moreover, United States bankruptcy courts have broad powers at law and in equity and, if PFL has failed to properly segregate or handle investors’ funds, a bankruptcy court could determine that some or all of such funds were beneficially owned by PFL and should therefore be made available to PFL’s creditors generally.
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
In addition, in the event of a bankruptcy or similar proceeding of PMI, (i) the implementation of back-up servicing arrangements may be delayed or prevented, and (ii) PMI’s ability to transfer its servicing obligations to a back-up servicer or its other corporate and marketplace administration services and marketing services to third parties may be limited and subject to the approval of the bankruptcy court or other presiding authority. The bankruptcy process may delay or prevent the implementation of back-up servicing, which may impair the collection on Borrower Loans to the detriment of Note holders.
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
Pursuant to the Administration Agreement, PMI is obligated to use commercially reasonable efforts to service and collect on the Borrower Loans in accordance with industry standards. Subject to that obligation, the Administration Agreement grants PMI the authority to waive or modify any non-material term of a Borrower Loan, consent to the postponement of strict compliance with any such term, or in any manner grant a non-material indulgence to any borrower. In addition, if a Borrower Loan is in default, or PMI determines a default is reasonably foreseeable or that such action is consistent with its servicing obligation, the Administration Agreement grants PMI the authority to waive or modify a material term of a Borrower Loan, to accept payment of an amount less than the principal balance in final satisfaction of a Borrower Loan and to grant any indulgence to a borrower, provided that PMI has reasonably and prudently determined that such action will not be materially adverse to the interests of the relevant Note holders. If PMI approves a modification to the terms of any Borrower Loan it must promptly notify the corresponding Note holders in each Note holder's account.
There can be no assurance that PMI, in its capacity as servicer, will be able to collect the principal amount or interest rate agreed to and/or sell charged off Borrower Loans in the future as a result of business, regulatory or other considerations.
Prosper has incurred operating losses in prior years and may continue to incur net losses in the future.
Prosper has incurred operating losses in prior years and it may continue to incur net losses in the future. For the years ended December 31, 2020 and 2019, Prosper generated income of $18.6 million and incurred a loss of $13.7 million, respectively. Additionally, from its inception through December 31, 2020, Prosper had an accumulated deficit of $415.9 million.

Prosper has financed its operations to date primarily with proceeds from the sale of equity securities. At December 31, 2020, Prosper had approximately $50.1 million unrestricted cash and cash equivalents. PMI is dependent upon raising additional capital or debt financing to fund its current operating plan if it cannot generate sufficient positive cash flow from operations. Prosper's failure to achieve positive cash flow from operations or obtain sufficient debt and equity financing, could adversely affect its ability to perform its obligations under the Administration Agreement and, in such event, PFL’s ability to continue to make payments on the Notes could be materially impaired.
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
PFL’s reliance on PMI or other third-party service providers, lack of employees, limited operating history, and capitalization levels could make it difficult to operate at a sustainable level.
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
PMI's ability to perform its obligations under the Administration Agreement could be materially and adversely affected by events outside of its control. The satisfactory performance, reliability and availability of PMI's technology and its underlying network infrastructure are important to our respective operations, level of customer service, reputation and ability to attract new users and retain existing users. PMI's system hardware is hosted in several hosting facilities located in Las Vegas, Nevada; Scottsdale, Arizona; The Dalles, Oregon; and Council Bluffs, Iowa. Our hosting facilities service providers do not guarantee that access to our marketplace or to PMI's own systems will be uninterrupted, error-free or secure. The operation of our marketplace and PMI's operation of its own systems depends on our service providers' ability to protect the relevant systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity or other environmental concerns, computer viruses or other attempts to harm them, criminal acts and similar events. As noted above, there is an increased risk of cyber-attacks during the COVID-19 pandemic, which has forced many companies to implement remote work protocols and resulted in greater attempts by malicious actors to carry out cyber-attacks. If PMI's arrangement with any hosting facilities service provider is terminated, or there is a lapse of service or damage to such provider's facilities, PMI could experience interruptions in providing its services under the Administration Agreement, PFL could experience interruptions in the operations of our marketplace, and both could experience delays and additional expense in arranging new facilities. Any interruptions or delays in PMI’s performance of its services or in the functioning of and accessibility of our marketplace, whether as a result of a hosting facility service provider or other third-party error, PMI's error, natural disasters or security breaches, whether accidental or willful, could harm PFL’s relationships with users and its reputation. Additionally, in the event of damage or interruption, PMI's insurance policies may not be sufficient for PMI to adequately compensate PFL for any losses that it may incur. PMI's disaster recovery plan has not been tested under actual disaster conditions, and PMI may not have sufficient capacity to recover all data and services in the event of an outage at one or more hosting facilities. These factors could prevent PMI from processing or posting payments on the Borrower Loans or the Notes, damage PFL's brand and reputation, divert the attention of PMI's employees, reduce PFL's revenue, subject PMI or PFL to liability and cause users to abandon our marketplace, any of which could adversely affect our respective businesses, financial condition and results of operations.
Our marketplace may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.
Our marketplace may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. If a hacker were able to infiltrate our marketplace, users would be subject to the increased risk of fraud or borrower identity theft and may experience losses on, or delays in the recoupment of amounts owed on, a fraudulently induced purchase of a Note. Additionally, if a hacker were able to access our secure files, he or she might be able to gain access to users’ personal information. While we have taken steps to prevent such activity from affecting our marketplace, if we are unable to prevent such activity, the value of investors’ investment in the Notes could be adversely affected.
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
In addition, Prosper invests significant time and expense in training its employees, which increases their value to competitors who may seek to recruit them. If Prosper fails to retain its employees, it could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to serve borrower and investors could diminish, resulting in a material adverse effect on PMI's ability to perform its obligations under the Administration Agreement and, in such event, PFL’s ability to continue to make payments on the Notes could be materially impaired. See Item 1, “Business—Human Capital Resources” for more information about Prosper’s employees.

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
Our business is subject to the risk that external events could disrupt our day-to-day operations and impair the activities of borrowers and investors on our marketplace. For example, COVID-19 has spread to the point that the World Health Organization declared it a global pandemic in March 2020. Locally, the outbreak of COVID-19 has forced many companies, including Prosper, to adopt wide-scale remote work protocols in an attempt to protect workforce health and slow community spread of the disease. While we have business continuity procedures in place to guide our response to a crisis, our attention may be diverted away from normal operations and our resources may be constrained. Likewise, borrowers and investors living in areas impacted by COVID-19 or other crises may also experience work slowdowns or stoppages, diminishing their capacity to apply for loans or invest through our marketplace. The unemployment rate reached a record 14.7% in April 2020, and while the U.S. gross domestic product increased at an annualized rate of 4.0% during the fourth quarter of 2020, it remains below pre-pandemic levels. While the unemployment rate dropped to 6.7% in December 2020, it remains significantly higher than the rates reported in 2019, and there is still significant uncertainty regarding the pace of the economic recovery. For existing borrowers, work slowdowns or stoppages may directly result in the inability to make loan payments, and may impair investors’ ability to receive principal and interest payments on the corresponding Notes. Additionally, a potential recession or volatility in capital markets as a result of public health emergencies may cause existing investors to cease or significantly decrease their investment in Borrower Loans through our marketplace. If such events continued for an extended period of time and PFL is unable to attract sufficient investor purchase commitments from new and existing investors, our business and results of operations may be materially adversely affected.
We may be required to repay the loan we received through the CARES Act Paycheck Protection Program if we fail to meet the forgiveness criteria established by the U.S. Small Business Administration.
In April 2020, we obtained an $8.4 million loan under the Paycheck Protection Program (the “PPP loan”), which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is sponsored by the U.S. Small
Business Administration (“SBA”) in order to provide small businesses with assistance in covering qualified payroll costs, mortgage obligations, leases, and utilities during the economic downturn triggered by the COVID-19 pandemic. Payments are deferred on the PPP loan until the earlier of August 2021 or the SBA’s remittance of the forgiveness amount to the lender. The loan carries a two-year term and accrues interest at one percent per annum. SBA guidance in effect at the time that we received the loan provided that the loan will be forgiven as long as proceeds are used for covered expenses and we meet certain requirements regarding maintenance of full-time employee headcount and limits on compensation reduction for employees who earned less than $100,000 on an annualized basis in 2019. Based on this guidance, we expect the PPP loan to be fully forgiven, although no assurances can be given.
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
If our marketplace were found to violate a state's usury laws, we may have to alter our business model and our business could be harmed. The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are based upon the ability under federal law of the issuing bank that originates the loan to export the interest rates of the state where it is located and on Prosper's ability to assist the bank in arranging such loans. WebBank, the bank that issues loans through our marketplace, exports the interest rates of Utah, which allows parties to generally agree by contract to any interest rate. The interest rates offered by WebBank through our marketplace for Borrower Loans as of December 31, 2020 range from 5.31% to 31.82%, which equate to interest rates for Note investors that range from 4.31% to 30.82%. Some states where borrowers are located, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our marketplace. If a borrower were to successfully bring claims against us for state usury or other state law violations, we could be subject to fines and penalties. Further, if the current structure under which WebBank makes loans through our marketplace were successfully challenged, we may have to substantially modify our business operations and may be required to maintain state-specific licenses and only provide a limited range of interest rates for Borrower Loans, all of which may substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results. Recent litigation has successfully challenged lending arrangements in which banks or other exempt entities make loans and sell those loans to a third party charged with servicing the loans.
In addition, it is possible that state usury laws may impose liability that could affect an assignee's (i.e., PFL's and/or an investor who purchases Borrower Loans from PFL) ability to continue to charge to borrowers the interest rates that they agreed to pay at origination of their Borrower Loans.
As discussed in Part I, Item 1, “Business—Government Regulation—State Usury Laws” above, in Madden v. Midland Funding, LLC, in May 2015, the U.S. Court of Appeals for the Second Circuit issued a decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. On November 10, 2015, the defendant in the Madden case filed a petition for a writ of certiorari with the United States Supreme Court for further review of the Second Circuit’s decision. On June 27, 2016, the United States Supreme Court denied the petition and refused to review the case, leaving the decision of the Second Circuit intact and binding on federal courts in Connecticut, New York and Vermont. The Madden decision has created some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and may create an increased risk of litigation by plaintiffs challenging our ability to collect interest in accordance with the terms of Borrower Loans. While the decision specifically addressed preemption under the National Bank Act, it could support future challenges to federal preemption for other institutions, including an FDIC-insured, state chartered industrial bank like WebBank. However, although there can be no assurances as to the outcome of any potential litigation, or the possible impact of the litigation on our marketplace, we believe the Madden case addressed facts that are not presented by our marketplace lending platform and thus would not apply to Borrower Loans.
More recently, in January 2017, the Administrator of the Colorado Uniform Consumer Credit Code filed suits against online loan platforms Marlette Funding, LLC and Avant, Inc. The Administrator claimed that loans to Colorado residents facilitated through these platforms were required to comply with Colorado laws regarding interest rates and fees, and that such laws were not preempted by the federal laws that apply to loans originated by Cross River Bank and WebBank, the federally regulated issuing banks that originate loans through the platforms operated by Marlette and Avant, respectively. In response to the Colorado regulator’s lawsuits, Cross River Bank and WebBank each intervened in the state court case filed against Marlette and Avant, respectively. On August 18, 2020, the parties reached a settlement that provides a safe harbor for the Marlette and Avant lending platforms, such that if the lending programs meet certain criteria related to oversight, disclosure, funding, licensing, consumer terms, and structure, the programs will be deemed to be in compliance with Colorado’s usury limits. On November 9, 2020, we amended our agreements with WebBank to address the requirements of the safe harbor for extending credit to borrowers in Colorado.
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
PMI and PFL’s activities in connection with the offer and sale of securities through our marketplace could result in potential violations of federal securities law and result in material liability to PFL and/or PMI.
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
ITEM 3. LEGAL PROCEEDINGS
Prosper's disclosure set forth under Note 18, Commitments and Contingencies—West Virginia Matter, of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K is incorporated herein by reference.
Prosper Funding's disclosure set forth under Note 8, Commitments and Contingencies—West Virginia Matter, of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K is incorporated herein by reference.
On April 21, 2009, PMI and the North American Securities Administrators Association (“NASAA”) reached agreement on the terms of a model consent order between PMI and the states in which PMI, under its initial platform structure, offered promissory notes for sale directly to investor members prior to November 2008. The consent order involves payment by PMI of up to an aggregate of $1 million in penalties, which have been allocated among the states based on PMI’s promissory note sale transaction volume in each state prior to November 2008. A state that enters into a consent order receives its portion of the $1 million in exchange for its agreement to terminate, or refrain from initiating, any investigation of PMI’s promissory note sale activities prior to November 2008. Penalties are paid promptly after a state enters into a consent order. NASAA has recommended that each state enter into a consent order; however, no state is obliged to do so, and there is no deadline by which a state must make its decision. PMI is not required to pay any portion of the penalty to those states that do not elect to enter into a consent order. If a state does not enter into a consent order, it is free to pursue its own remedies against PMI, subject to any applicable statute of limitations. As of December 31, 2020, PMI has entered into consent orders with 34 states and the District of the Columbia and has paid an aggregate of $0.78 million in associated penalties. PMI has not entered into any such consent orders since 2016.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information; Holders of Record
There is no established public trading market for PMI's or PFL's common equity. As of December 31, 2020, there were approximately 358 holders of record of PMI’s common stock. As of December 31, 2020, PMI owns 100% of PFL's membership interests.
Dividend Policy
PMI has not paid cash dividends since inception, and does not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 in Part III of this Annual Report for information about securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities
For the year ended December 31, 2018, PMI issued 8,200 shares of common stock upon the exercise of warrants at a weighted-average exercise price per share of $0.02. For the year ended December 31, 2019, PMI issued 173,356 shares of common stock upon the exercise of stock options at a weighted-average exercise price per share of $0.15. For the year ended December 31, 2020, PMI issued 687,471 shares of common stock upon the exercise of stock options at a weighted-average exercise price per share of $0.02. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.
Issuer Purchases of Equity Securities
For the year ended December 31, 2020, we did not repurchase any common and preferred stock.

ITEM 6. SELECTED FINANCIAL DATA
The following selected historical consolidated financial data of Prosper Marketplace Inc. and Prosper Funding LLC should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our consolidated financial statements, and the related notes under Item 15, “Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018, and the consolidated balance sheet data as of December 31, 2020 and 2019, are derived from our audited consolidated financial statements appearing under Item 15, “Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of future results.

Prosper Marketplace, Inc.
The following table presents a five year comparison of revenues, expenses and net income (in thousands) and Net Income (Loss) Per Share and weighted average number of shares outstanding:

	Years Ended December 31,
	2020	2019	2018	2017	2016
Revenues:
Operating Revenues:
Transaction Fees, Net	$67,335	$119,282	$123,373	$130,174	$95,130
Servicing Fees, Net	18,517	23,406	29,025	27,206	28,903
Gain on Sale of Borrower Loans	4,816	10,946	13,147	11,431	3,637
Fair Value of Warrants Vested on Sale of Borrower Loans	—	(17,553)	(72,316)	(60,122)	—
Other Revenues	2,711	5,953	4,697	4,806	5,245
Total Operating Revenues	93,379	142,034	97,926	113,495	132,915
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	104,150	100,786	57,716	47,208	44,649
Interest Expense on Financial Instruments	(60,127)	(63,736)	(45,886)	(43,954)	(41,187)
Total Interest Income (Expense), Net	44,023	37,050	11,830	3,254	3,462
Change in Fair Value of Financial Instruments, Net	(34,166)	(25,514)	(5,395)	(514)	(372)
Total Net Revenue	103,236	153,570	104,361	116,235	136,005
Expenses:
Origination and Servicing	29,897	34,915	35,116	34,881	33,944
Sales and Marketing	29,259	73,824	77,997	83,462	70,146
General and Administrative	63,384	71,588	72,371	75,686	102,735
Impairment Expenses	445	—	—	—	—
Restructuring Charges, Net	—	34	1,762	1,340	17,027
Change in Fair Value of Convertible Preferred Stock Warrants	(37,677)	(11,235)	(45,003)	29,140	7
Other (Income) Expense, Net	(639)	(1,945)	1,891	7,392	30,341
Total Expenses	84,669	167,181	144,134	231,901	254,200
Net Income (Loss) Before Income Taxes	18,567	(13,611)	(39,773)	(115,666)	(118,195)
Income Tax (Expense) Benefit	(16)	(100)	(172)	508	(546)
Net Income (Loss)	$18,551	$(13,711)	$(39,945)	$(115,158)	$(118,741)

Net Income (Loss) Attributable to Common Stockholders	$5,760	$(12,645)	$(39,945)	$(115,158)	$(118,741)
Net Income (Loss) Per Share – Basic	$0.08	$(0.18)	$(0.57)	$(1.65)	$(1.85)
Net Income (Loss) Per Share – Diluted	$0.02	$(0.18)	$(0.57)	$(1.65)	$(1.85)
Weighted-Average Shares – Basic	68,592,557	70,511,605	70,384,501	69,687,836	64,196,537
Weighted-Average Shares – Diluted	306,673,586	70,511,605	70,384,501	69,687,836	64,196,537

Stock-based compensation included in the Consolidated Statements of Operations data above was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018	2017	2016
Origination and Servicing	$35	$417	$911	$996	$2,004
Sales and Marketing	69	243	451	553	2,914
General and Administrative	1,809	3,868	7,039	10,689	14,824
Total	$1,913	$4,528	$8,401	$12,238	$19,787

Select Consolidated Balance Sheets information is presented as follows (in thousands):

	December 31,
	2020	2019	2018	2017	2016
Cash and Cash Equivalents	$50,145	$64,635	$57,945	$45,795	$22,337
Restricted Cash	$163,723	$155,773	$149,114	$152,668	$163,907
Available for Sale Investments, at Fair Value	$—	$—	$22,173	$53,147	$32,769
Loans Held for Sale, at Fair Value	$274,621	$142,026	$183,788	$49	$624
Borrower Loans, at Fair Value	$378,263	$634,019	$263,522	$293,005	$315,627
Total Assets	$947,109	$1,084,828	$753,631	$623,735	$623,846
Notes, at Fair Value	$208,379	$244,171	$264,003	$293,948	$316,236
Total Liabilities	$909,903	$1,068,335	$728,304	$567,357	$512,781
Total Convertible Preferred Stock, Net and Stockholders' Deficit	$37,206	$16,493	$25,327	$56,378	$111,065

Prosper Funding LLC
The following table presents a five year comparison of revenues, expenses and net income (in thousands):

	Years Ended December 31,
	2020	2019	2018	2017	2016
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$21,618	$49,818	$105,709	$101,500	$36,630
Servicing Fees, Net	20,791	26,368	27,943	25,963	28,604
Gain (Loss) on Sale of Borrower Loans	6,430	(5,058)	(58,027)	(48,691)	3,637
Other Revenues	552	155	270	170	478
Total Operating Revenues	49,391	71,283	75,895	78,942	69,348
Interest Income (Expense):
Interest Income on Borrower Loans	36,765	41,146	43,569	47,208	44,649
Interest Expense on Notes	(34,457)	(38,492)	(40,656)	(43,954)	(41,187)
Total Interest Income (Expense), Net	2,308	2,654	2,913	3,254	3,462
Change in Fair Value of Financial Instruments, Net	454	(375)	(701)	(514)	(372)
Total Net Revenues	52,153	73,562	78,107	81,682	72,439
Expenses:
Administration Fee – Related Party	45,472	62,575	70,491	70,359	62,203
Servicing	4,900	5,012	6,140	6,103	5,395
General and Administrative	380	33	597	379	1,321
Other Expenses, Net	—	—	—	—	30,704
Total Expenses	50,752	67,620	77,228	76,841	99,623
Net Income (Loss)	$1,401	$5,942	$879	$4,841	$(27,184)

Select Consolidated Balance Sheets information is presented as follows (in thousands):

	December 31,
	2020	2019	2018	2017	2016
Cash and Cash Equivalents	$8,592	$7,462	$11,163	$8,223	$6,929
Restricted Cash	$132,332	$110,399	$136,018	$140,092	$147,983
Borrower Loans, at Fair Value	$209,670	$245,137	$263,522	$293,005	$315,627
Total Assets	$368,827	$386,184	$433,002	$464,045	$495,185
Notes, at Fair Value	$208,379	$244,171	$264,003	$293,948	$316,236
Total Liabilities	$343,739	$357,997	$401,757	$433,679	$463,860
Total Member's Equity	$25,088	$28,187	$31,245	$30,366	$31,325

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
During the year ended December 31, 2020, our marketplace facilitated $1.5 billion in Borrower Loan originations, of which $1.4 billion were originated through our Whole Loan Channel, representing 91% of the total Borrower Loans originated through our marketplace during this period. During the quarter ended December 31, 2020, our marketplace facilitated $455 million in Borrower Loan originations, of which $419 million were originated through our Whole Loan Channel, representing 92% of the total Borrower Loans originated through our marketplace during this period. From inception through December 31, 2020 our marketplace has facilitated $18.2 billion in Borrower Loan originations, of which $16.3 billion were originated through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period.
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
COVID-19
A novel strain of coronavirus, known as SARS-CoV-2, which causes COVID-19, first surfaced in December 2019. COVID-19 continues to spread globally and the World Health Organization has declared the COVID-19 outbreak to be a global pandemic. The COVID-19 outbreak has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including declaration of a federal National State of Emergency, multiple cities and states declaring states of emergency, school and business closings, limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. While state and local governments across the U.S. have been in various stages of easing restrictions, officials continue to monitor rates of infection and hospitalization, and surges in COVID-19 cases may lead to additional restrictions. The financial markets, which have largely recovered from the steep declines seen in February and March 2020, are experiencing continued trading volatility as a result of the pandemic and related economic disruption. In addition, unemployment rates remain high, and while the U.S. gross domestic product increased at an annualized rate of 4% during the fourth quarter of 2020, it reflects both the continued economic recovery from the steep declines earlier in the year and the ongoing impact of the COVID-19 pandemic.
In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs, and the Trump Administration and Congress enacted fiscal measures to address the economic and social consequences of the pandemic, including the CARES Act, which was signed into law on March 27, 2020. The CARES Act includes, among other matters, expanded eligibility for Small Business Administration loans under a new Paycheck Protection Program, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits, and technical corrections to tax depreciation methods for qualified improvement property. As disclosed in Note 10 of our accompanying consolidated financial statements, we obtained a PPP loan in the amount of $8.4 million in April 2020, which we have applied towards payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. We expect the PPP loan to be fully forgiven, although no assurances can be given. The Company also deferred applicable payroll taxes as permitted under the CARES Act.
Prosper is also actively tracking the impact of COVID-19 on our communities, and offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through December 31, 2020, approximately 12% of the total outstanding balances of all loans originated on our platform on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 5% of the total outstanding balances of all loans originated on our platform are actively enrolled in at least one relief program as of December 31, 2020. Overall requests for COVID-19 relief are declining; however, enrollment and subsequent loan performance may fluctuate as long as the pandemic continues to trigger increased work stoppages and unemployment. Prosper is also complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans.
Over the last few years, Prosper has been tightening credit and focusing on borrowers’ ability and intent to pay in order to generate sustainable and attractive risk-adjusted returns for our investors. In light of changes in the economic environment caused by COVID-19, we have taken additional actions since March 2020 to help actively manage investor returns and adapt to this rapidly changing environment, including further tightening our credit criteria, engaging with borrowers earlier and more frequently in the payment cycle and implementing stricter income and employment verification. As a result, we have seen a reduction in originations with higher risk C, D, E or HR Prosper Ratings.
The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. While marketplace activity declined as a result of COVID-19, it is uncertain as to the full magnitude that the pandemic will have on our workforce, financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of COVID-19. Although Prosper cannot predict the length or gravity of the impacts of these events at this time, if the pandemic continues for an extended period of time, it may have a material adverse effect on our results of future operations, financial position, and liquidity.
Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Loan Originations	$1,486,238	$2,666,085	$2,836,720
Transaction Fees, Net	$67,335	$119,282	$123,373
Whole Loans Outstanding (1)	$2,816,586	$3,659,601	$3,738,692
Servicing Fees, Net	$18,517	$23,406	$29,025
Total Net Revenues	$103,236	$153,570	$104,361
Net Income (Loss)	$18,551	$(13,711)	$(39,945)
Core Revenue (2)	$103,236	$171,123	$176,677
Adjusted EBITDA (2)	$(8,587)	$3,920	$9,448
(1) Balance as of December 31
(2) Core Revenue and Adjusted EBITDA are non-GAAP Financial measures. For more information regarding these measures and reconciliations of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures”.

Loan Originations
Total loan originations on the platform decreased 44% for the year ended December 31, 2020 when compared to the year ended December 31, 2019, which resulted in a decrease in Transaction Fees of 44%, or $51.9 million. The originations decrease for the year ended December 31, 2020 versus the year ended December 31, 2019 was due to reduced investor demand, tighter underwriting and higher borrower rates starting in March 2020 to address the negative economic impact of the COVID-19 outbreak.

Total loan originations on the platform decreased 6% for the year ended December 31, 2019 when compared to the year ended December 31, 2018, which resulted in a decrease in Transaction Fees of $4.1 million, or 3%. The decrease in originations Prosper experienced during the year ended December 31, 2019 was primarily due to the impact of credit tightening actions taken in the middle of 2018 to reduce borrower defaults across our platform.
From inception through December 31, 2020, a total of 1,411,156 Borrower Loans, totaling $18.2 billion, were originated through our marketplace. For the year ended December 31, 2020, 119,711 Borrower Loans totaling $1.5 billion were originated through our marketplace, as compared to 195,656 Borrower Loans totaling $2.7 billion originated in 2019, which represented a unit decrease of 39% and a dollar decrease of 44%. For the year ended December 31, 2019, 195,656 Borrower Loans totaling $2.7 billion were originated through our marketplace as compared to 211,084 Borrower Loans totaling $2.8 billion originated in 2018, which represented a unit decrease of 7% and a dollar decrease of 6%.
Loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentage):

	Year Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
AA	$270	18%	$348	13%	$351	12%
A	437	29%	639	24%	578	20%
B	311	21%	669	25%	708	25%
C	211	15%	606	22%	732	26%
D	60	4%	227	9%	317	11%
E	16	1%	63	2%	122	5%
HR	2	—%	17	1%	29	1%
Other (1)	179	12%	97	4%	—	—%
Total	$1,486	100%	$2,666	100%	$2,837	100%
(1) Represents loans funded through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings. These loans are sold only to institutional investors and based on specific underwriting criteria and custom risk models developed by these investors.

For the year ended December 31, 2020, the mix of originations on the Prosper platform was generally reflective of tighter underwriting as compared to the corresponding periods in 2019, as the Company sought to reduce borrower defaults across its platform in response to COVID-19.
Results of Operations
Overview
The following table summarizes our net income (loss) for the years ended December 31, 2020, 2019 and 2018 (in thousands, except percentage):

	Years Ended December 31,
	2020	2019	Change	% Change	2019	2018	Change	% Change
Total Net Revenues	$103,236	$153,570	$(50,334)	(33)%	$153,570	$104,361	$49,209	47%
Total Expenses	84,669	167,181	(82,512)	(49)%	167,181	144,134	23,047	16%
Net Income (Loss) Before Income Taxes	18,567	(13,611)	32,178	236%	(13,611)	(39,773)	26,162	66%
Income Tax Expense	(16)	(100)	84	(84)%	(100)	(172)	72	(42)%
Net Income (Loss)	$18,551	$(13,711)	$32,262	235%	$(13,711)	$(39,945)	$26,234	66%

Total net revenues for the year ended December 31, 2020 decreased $50.3 million, or 33%, as compared to the year ended December 31, 2019. The decrease was primarily attributable to a $51.9 million decrease in Transaction Fees, Net, and a $6.1 million decrease in Gain on Sale of Borrower Loans, due to the decrease in originations during this time, which was in turn driven by reduced investor demand, tighter underwriting and higher borrower rates in response to the economic impact of COVID-19. There was also a $34.2 million loss from the Change in Fair Value of Financial Instruments, Net, for the year ended December 31, 2020, compared to a $25.5 million loss for the year ended December 31, 2019, which was driven by an increase in charge-offs, particularly due to the continued seasoning of the securitized Borrower Loans. Additionally, Servicing Fees, Net, decreased $4.9 million as the servicing book of whole loans has declined, and Other Revenues decreased $3.2 million, due primarily to a reduction in credit referral fees. These decreases were partially offset by the Fair Value of Warrants Vested on Sale of Borrower Loans, which previously had a $17.6 million negative revenue impact for the year ended December 31, 2019, but no impact for the year ended December 31, 2020, as the Consortium Purchase Agreement ended in May 2019, after which no additional warrants were issued. There was also a $7.0 million increase in Net Interest Income due primarily to increased usage of the Warehouse Lines, resulting in increased interest income from the purchased loans.
Total net revenues for the year ended December 31, 2019 increased $49.2 million as compared to the year ended December 31, 2018, primarily due to a decrease of $54.8 million of Fair Value of Warrants Vested on Sale of Borrower Loans that occurred in connection with the expiration of the Consortium Purchase Agreement in May 2019. Refer to Note 16 of the accompanying notes to PMI's consolidated financial statements for additional information on the Consortium Purchase Agreement.
Total expenses for the year ended December 31, 2020 decreased $82.5 million, or 49%, as compared to the year ended December 31, 2019, primarily due to a $37.7 million gain from the Change in Fair Value of Convertible Preferred Stock Warrants, as compared to an $11.2 million gain for 2019. This increased gain was due to a decrease in the fair value of the underlying Convertible Preferred Stock. Sales and Marketing expenses decreased $44.6 million due to a decline in originations and improved marketing efficiencies. Additionally, there was a $8.2 million decrease in General and Administrative expenses, and a $5.0 million decrease in Originations and Servicing expenses, primarily due to reductions in compensation costs, professional services and outsourced services. Accordingly, net income for the year ended December 31, 2020 increased $32.3 million as compared to the net loss incurred for the year ended December 31, 2019.
Total expenses for 2019 as compared to 2018 increased $23.0 million primarily due to the $33.8 million increase of Change in Fair Value of Convertible Preferred Stock Warrants. Net Loss for the year ended December 31, 2019 decreased $26.2 million, primarily due to the increase in net revenue explained above.
Revenues
The following table summarizes our revenues for the years ended December 31, 2020, 2019 and 2018 (in thousands, except percentage):

	Years Ended December 31,
	2020	2019	Change	% Change	2019	2018	Change	% Change
Operating Revenues:
Transaction Fees, Net	$67,335	$119,282	$(51,947)	(44)%	$119,282	$123,373	$(4,091)	(3)%
Servicing Fees, Net	18,517	23,406	(4,889)	(21)%	23,406	29,025	(5,619)	(19)%
Gain on Sale of Borrower Loans	4,816	10,946	(6,130)	(56)%	10,946	13,147	(2,201)	(17)%
Fair Value of Warrants Vested on Sale of Borrower Loans	—	(17,553)	17,553	100%	(17,553)	(72,316)	54,763	76%
Other Revenues	2,711	5,953	(3,242)	(54)%	5,953	4,697	1,256	27%
Total Operating Revenues	93,379	142,034	(48,655)	(34)%	142,034	97,926	44,108	45%

Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	104,150	100,786	3,364	3%	100,786	57,716	43,070	75%
Interest Expense on Financial Instruments	(60,127)	(63,736)	3,609	(6)%	(63,736)	(45,886)	(17,850)	39%
Total Interest Income (Expense), Net	44,023	37,050	6,973	19%	37,050	11,830	25,220	213%
Change in Fair Value of Financial Instruments, Net	(34,166)	(25,514)	(8,652)	(34)%	(25,514)	(5,395)	(20,119)	(373)%
Total Net Revenues	$103,236	$153,570	$(50,334)	(33)%	$153,570	$104,361	$49,209	47%

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
Transaction Fees decreased by $51.9 million, or 44%, for the year ended December 31, 2020, as compared to 2019. These decreases were consistent with the lower origination volumes discussed above.
Transaction Fees decreased by $4.1 million, or 3%, for the year ended December 31, 2019, compared to 2018, primarily due to lower origination volumes.
Servicing Fees, Net
Investors who purchase Borrower Loans through the Whole Loan Channel typically pay Prosper a servicing fee which is generally set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates Prosper for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. We record Servicing Fees from investors as a component of operating revenues when received. The $4.9 million and 21% decrease in Servicing Fees for the year ended December 31, 2020 as compared to 2019 was primarily due to a lower principal balance of whole loans serviced.
The $5.6 million and 19% decrease in Servicing Fees for the year ended December 31, 2019 compared to 2018 was primarily due to a lower principal balance of whole loans serviced, which was primarily due to lower loan originations as a result of credit tightening as described above and an increase in the principal balance of loans held in consolidated warehouse and securitization trusts.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The $6.1 million and 56% decrease in the gain for the year ended December 31, 2020 compared to 2019 was primarily due to a decrease in the volume of whole loans sold due to lower origination volume, as discussed above.
The $2.2 million and 17% decrease in the gain for the year ended December 31, 2019 compared to 2018 was primarily due to an increase in rebates and a decrease in the volume of whole loans sold due to lower loan originations as a result of credit tightening as described above and an increase in the principal balance of loans held in consolidated warehouse and securitization trusts.
Fair Value of Warrants Vested on Sale of Borrower Loans
Fair Value of Warrants Vested on Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vested when the Consortium purchased whole loans under the Consortium Purchase Agreement, which ended in May 2019. Since that date, no further warrants have been issued.
The $54.8 million and 76% decrease for the year ended December 31, 2019 compared to 2018 was primarily due to fewer Consortium warrants vesting as the Consortium Purchase Agreement ended in May 2019.
Other Revenues
Other Revenues consist primarily of credit referral fees and securitization fees. Credit referral fees are earned from partner companies for the referral of customers on our platform. Securitization fees represent fees we earn to facilitate securitizations for purchasers of Borrower Loans. The $3.2 million and 54% decrease in Other Revenues for the year ended December 31, 2020 as compared to 2019 was due primarily to reduced application volume referred to our credit referral partners.
The increase of Other Revenues in 2019 compared to 2018 was due to an amended referral partner contract.
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

The increase of $7.0 million and 19% in Net Interest Income for the year ended December 31, 2020 as compared to 2019 was due in part to the additional interest income generated from having three securitizations and two warehouse lines in place for the entire year ended December 31, 2020. Not all of these transactions were in place for the entire year ended December 31, 2019. Additionally, we increased our usage of the Warehouse Lines in 2020 as compared to 2019, resulting in additional interest income from the purchased loans. Interest expense did not increase proportionally, however, due to decreases in the variable market interest rates associated with the Warehouse Lines. In total, Net Interest Income from the securitizations and the warehouse lines increased an aggregate of $7.5 million in 2020. This was partially offset by an increase of $0.2 million in the amortization of warehouse line and securitization setup costs due to the timing of warehouse line extension and securitization setup costs incurred in 2019.
The increase of $25.2 million in Net Interest Income during the year ended December 31, 2019 compared to 2018 was primarily due to consolidating three securitizations, which resulted in approximately $24.8 million in Net Interest Income in 2019. Additionally, we established a new Warehouse Line in 2019 and ramped up the purchases of loans in the warehouse trusts, resulting in an increase of $0.5 million in Net Interest Income compared to 2018.
Change in Fair Value of Financial Instruments, Net
Prosper records Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust at fair value. Changes in fair value of Borrower Loans funded through Note Channel are largely offset by the changes in fair value of the Notes due to their borrower payment-dependent structure. Our obligation to pay principal and interest on Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of the servicing fee which is generally 1.0% of the outstanding balance.
In 2018, Prosper began using Warehouse Lines to finance the purchase of Loans Held for Sale for the purpose of earning Net Interest Income and contributing to securitization transactions. Loans Held for Sale consist primarily of loans held in warehouse trusts. Changes in the fair value of Loans Held for Sale are not offset by changes in fair value of Warehouse Lines because Warehouse Lines are carried at amortized cost. See Note 10 of the accompanying notes to PMI’s consolidated financial statements for more details on Warehouse Lines. In 2019, Prosper co-sponsored and consolidated three securitization transactions. Refer to Note 6 of the accompanying notes to PMI’s consolidated financial statements for additional information on these securitization transactions. Changes in the fair value of Borrower Loans held in consolidated securitization trusts are partially offset by changes in fair value of the Certificates Issued by the Securitization Trusts. Changes in the fair value of loans held in warehouse and securitization trusts are negative due to actual charge-offs but could be negative or positive due to changes in fair value adjustments that are attributable to changes in expected credit performance, prepayment rates and implied market discount rates. We earn interest income on loans held in warehouse and securitization trusts during the period we own the loans, which partially offsets changes in the fair value of those loans. The following table illustrates the composition of the loans held in warehouse and securitization trusts by Prosper Rating, which is an indicator of the credit quality:

	Years Ended December 31,
	2020	2019
Loans Held for Sale(1):
AA	16%	13%
A	35%	38%
B	34%	37%
C	11%	8%
D	4%	3%
E	—%	1%
HR	—%	—%
Grand Total	100%	100%

Borrower Loans - Securitization(2):
AA	6%	8%
A	19%	18%
B	24%	24%
C	34%	31%
D	14%	14%
E	2%	4%
HR	1%	1%
Grand Total	100%	100%
(1) The percentages are calculated as the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.
(2) The percentages are calculated as the weighted average of month-end principal balances of Borrower Loans by Prosper Rating.

Fair values of Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default rates and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. The loss in the Change in Fair Value of Financial Instruments, Net was $34.2 million for the year ended December 31, 2020, as compared to a loss of $25.5 million for the year ended December 31, 2019.
The increase in the loss for the year ended December 31, 2020 as compared to the prior year was primarily due to increased charge-offs due to the continued seasoning of loans, as well as the economic impact of the COVID-19 pandemic, which negatively impacted the fair value of the financial instruments due to changes in valuation assumptions, including increased discount and default rates. Specifically, the loss from changes in the fair value of Loans Held for Sale was $11.9 million in 2020, an increase of $5.0 million from the prior year. This increase was attributable in part to an increase in charge-offs of approximately $2.6 million, while the remaining change driven by increases in estimated default rates and observable market discount rates. For Borrower Loans, the $2.2 million decrease in the loss from changes in fair value was due primarily to a $2.8 million decrease in negative fair value adjustments. As borrowers continue to make payments on outstanding loans that have been discounted due to less favorable fair value assumptions, it results in an increase in the fair value of those loans. This was partially offset by a $1.0 million increase in net charge-offs, due to the continued seasoning of Borrower Loans held in consolidated securitization trusts. The decrease in the fair value gain on Notes of $3.1 million from the prior year was primarily due to decreased charge-offs of loans funded through the Note Channel, partially offset by fair value changes driven primarily by increases in observable market discount rates. Finally, increases in observable market discount rates contributed to a $0.9 million decrease in the fair value gain in Certificates Issued by Securitization Trust from the prior year.

The following table details the change in fair value of our financial instruments for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	Years Ended December 31,
	2020	2019	2018
Assets:
Borrower Loans	$(48,620)	$(50,845)	$(31,265)
Loans Held for Sale	(11,883)	(6,894)	(4,616)

Liabilities:
Notes	19,664	22,812	30,574
Certificates Issued by Securitization Trust	6,679	7,621	—
Total	$(34,160)	$(27,306)	$(5,307)
Expenses
The following table summarizes our expenses for the years ended December 31, 2020, 2019 and 2018 (dollar amounts in thousands):

	Years Ended December 31,
	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Expenses:
Origination and Servicing	$29,897	$34,915	$(5,018)	(14)%	$34,915	$35,116	$(201)	(1)%
Sales and Marketing	29,259	73,824	(44,565)	(60)%	73,824	77,997	(4,173)	(5)%
General and Administrative - Research and Development	14,925	17,246	(2,321)	(13)%	17,246	17,066	180	1%
General and Administrative - Other	48,459	54,342	(5,883)	(11)%	54,342	55,305	(963)	(2)%
Change in Fair Value of Convertible Preferred Stock Warrants	(37,677)	(11,235)	(26,442)	(235)%	(11,235)	(45,003)	33,768	(75)%
Impairment Expenses	445	—	445	100%	—	—	—	n/a
Restructuring Charges, Net	—	34	(34)	(100)%	34	1,762	(1,728)	(98)%
Other (Income) Expense, Net	(639)	(1,945)	1,306	(67)%	(1,945)	1,891	(3,836)	(203)%
Total Expenses	$84,669	$167,181	$(82,512)	(49)%	$167,181	$144,134	$23,047	16%

The following table reflects full-time employees as of December 31, 2020, 2019 and 2018 by functional area:

	December 31,
	2020	2019	2018
Origination and Servicing	119	145	160
Sales and Marketing	15	17	17
General and Administrative - Research and Development	93	101	97
General and Administrative - Other	126	141	141
Total Headcount	353	404	415
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing loans. The decrease for the year ended December 31, 2020 of $5.0 million was due primarily to a $3.9 million decrease in outsourced and internal service costs due to the decrease in originations, as well as a $1.4 million decrease in compensation costs, driven by lower headcount and the temporary salary reduction instituted in the second quarter of 2020.

The decrease in the expense for the year ended December 31, 2019 compared to 2018 was not significant.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the year ended December 31, 2020, the decrease of $44.6 million from the prior year was due primarily to an overall decrease in marketing and advertising, including partnership costs of $16.6 million, direct mail costs of $21.4 million, digital advertising costs of $4.5 million and direct to site advertising costs of $0.1 million. There were also decreases of $1.1 million in compensation costs, driven by lower headcount and the salary reduction we instituted in the second quarter of 2020, as well as $0.3 million in outsourced services, $0.2 million in professional services and $0.2 million in executive search costs. These decreases for year ended December 31, 2020 reflect our efforts to optimize our marketing programs to improve efficiencies, combined with declines in originations during the period, as discussed above. We plan to continue to optimize and manage spend for the foreseeable future.
For the year ended December 31, 2019 compared to 2018, the decrease of $4.2 million, or 5%, was largely driven by a 14.2 million, or 36%, decrease in direct mail costs as Prosper decreased the size of its direct mail campaigns. This was partially offset by a $8.3 million or 33% increase in partnership costs as Prosper simultaneously increased its Sales and Marketing efforts through the partnership channel.
General and Administrative – Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees and related vendor costs. The decrease in General and Administrative – Research and Development for the year ended December 31, 2020 of $2.3 million was due primarily to a $1.7 million decrease in compensation costs, driven by lower headcount and the salary reduction we instituted in the second quarter of 2020, and a $0.5 million decrease in outsourced services. We capitalized internal-use software and website development costs in the amount of $8.3 million and $9.3 million for the years ended December 31, 2020 and 2019, respectively.
The increase in General and Administrative – Research and Development for the year ended December 31, 2019 compared to December 31, 2019 was not significant.
General and Administrative – Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The decrease in General and Administrative - Other for the year ended December 31, 2020 of $5.9 million was due primarily to (a) a $3.2 million decrease in compensation costs, driven by lower headcount and the salary reduction we instituted in the second quarter of 2020; (b) a $1.6 million decrease in professional services, as we completed three securitizations in 2019 but none in 2020; and (c) a $1.0 million decrease in software licenses and support costs.
The decrease in General and Administrative - Other cost in the year ended December 31, 2019 compared to 2018 was not significant.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was an increase of $26.4 million in the year ended December 31, 2020 compared to 2019 primarily due to a decrease in the fair value of the underlying Convertible Preferred Stock in 2020.
Change in Fair Value of Convertible Preferred Stock Warrants increased $33.8 million in the year ended December 31, 2019 compared to 2018 primarily as a result of a decrease in the fair value of the underlying Convertible Preferred Stock compared to 2018.
Impairment Expense
We recorded a $0.4 million impairment charge for the year ended December 31, 2020 related to our operating lease right-of-use assets. This impairment was triggered by the non-renewal of certain sublease agreements for a portion of our office space. No impairment charge was recorded for the years ended December 31, 2019 and 2018.
Restructuring Charges, Net

Restructuring Charges, Net consists of personnel and facilities related costs related to the strategic restructuring of the business that was announced on May 3, 2016. For the year ended December 31, 2020, 2019 and 2018, costs were zero, $34 thousand and $1.8 million, respectively. The 2018 expenses primarily consist of adjustments to fair value of restructuring liability.
Other (Income) Expense, Net
Other (Income) Expense, Net was $0.6 million in the year ended December 31, 2020 and primarily consists of interest income on Cash, Cash Equivalents, as well as sublease income. The decrease of $1.3 million in Other (Income) Expense, Net for the year ended December 31, 2020, as compared to 2019, was primarily due to (a) decrease of $0.6 million in interest income, as interest rates declined in 2020 and our outstanding cash, cash equivalents and available for sale investments (which matured in 2019) all decreased from the prior year, and (b) decrease of $0.4 million in sublease income, as two of our sublease agreements terminated in July 2020 and were not renewed.
Other (Income) Expense, Net was $1.9 million in the year ended December 31, 2019 and primarily consists of interest income on Cash, Cash Equivalents and Available for Sale Investments. For the year ended December 31, 2018, Other (Income) Expense, Net was $1.9 million and largely consisted of the $3.0 million of expense for the settlement with the SEC related to the annualized net return matter, offset by interest income on Available for Sale Investments securities. For more information on the SEC settlement costs, please refer to Note 18, Commitments and Contingencies of the accompanying notes to PMI's consolidated financial statements.
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
Core Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for Total Net Revenue which has been prepared in accordance with U.S. GAAP. These limitations include the following:
•Core Revenue excludes Fair Value of Warrants Vested on Sale of Borrower Loans, which is our largest contra revenue item (no amount has been recorded since May 2019, when the Consortium Purchase Agreement ended); and
•Other companies, including companies in our industry, may calculate Core Revenue differently or not at all, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Core Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Core Revenue for each of the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total Net Revenues	$103,236	$153,570	$104,361
Fair Value of Warrants Vested on Sale of Borrower Loans	—	(17,553)	(72,316)
Core Revenue	$103,236	$171,123	$176,677
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as Net Income (Loss) adjusted for interest income on Available for Sale Investments and Cash and Cash Equivalents, SEC Settlement Costs, Income Tax Expense, depreciation and amortization, impairment of long-lived assets and goodwill, stock based compensation expense, Fair Value of Warrants Vested on the Sale of Borrower Loans, Restructuring Charges, and Change in Fair Value of Convertible Preferred Stock Warrants. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.

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
•Impairment of Operating Lease Right-of-Use Assets - We have recognized impairment on our operating lease right-of-use assets related to vacant sublease space and the expected timing of finding new subtenants. We exclude these charges because they are non-cash and because management does not believe they are reflective of our ongoing operating results.
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
•Amortization or impairment of acquired Intangible Assets and impairment of Goodwill - We incur amortization or impairment of Intangible Assets and impairment of Goodwill in connection with acquisitions and therefore exclude these amounts from our non-GAAP measures. We exclude these items because management does not believe they are reflective of our ongoing operating results.
•Restructuring Charges - We have incurred Restructuring Charges that are included in our GAAP financial statements, related to workforce reductions and estimated costs of existing facility lease commitments due to our May 2016 restructuring. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as these costs do not reflect expected future operating expenses. In addition, these costs do not necessarily provide meaningful insight into the fundamentals of current or historical operations of our business.
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

The following table presents a reconciliation of Net Income (Loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net Income (Loss)	$18,551	$(13,711)	$(39,945)
Fair Value of Warrants Vested on Sale of Borrower Loans	—	17,553	72,316
Depreciation expense:
Servicing and Origination	5,830	5,111	5,664
General and Administrative - Other	2,300	2,286	3,926
Amortization of Intangibles	219	279	378
Impairment Expenses	445	—	—
Stock-Based Compensation	1,913	4,528	8,401
Restructuring Charges, Net	—	34	1,762
Change in Fair Value of Convertible Preferred Stock Warrants	(37,677)	(11,235)	(45,003)
Interest Income on Available for Sale Securities, Cash and Cash Equivalents	(184)	(1,025)	(1,223)
SEC Settlement Costs	—	—	3,000
Income Tax Expense	16	100	172
Adjusted EBITDA	$(8,587)	$3,920	$9,448

Expenses on the Consolidated Statement of Operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Servicing and Origination	$35	$417	$911
Sales and Marketing	69	243	451
General and Administrative	1,809	3,868	7,039
Total Stock-Based Compensation Expense	$1,913	$4,528	$8,401
Stock-based compensation expense for the year ended December 31, 2020 is inclusive of $0.4 million in incremental expense related to the stock option repricing that took effect on August 11, 2020. Refer to Note 13 of the accompanying consolidated financial statements for details on this stock option repricing.

Quarterly Results of Operations
The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters ended December 31, 2020. The unaudited quarterly statement of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited quarterly statement of operations data. Our historical results are not necessarily indicative of our future operating results. The following quarterly consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (dollar amounts in thousands, except per share information):

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenues:
Operating Revenues:
Transaction Fees, Net	$20,446	$15,075	$11,401	$20,413
Servicing Fees, Net	3,404	4,396	4,660	6,057
Gain on Sale of Borrower Loans	1,669	786	617	1,744
Other Revenues	564	569	566	1,012
Total Operating Revenues	26,083	20,826	17,244	29,226
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	24,168	25,693	26,645	27,644
Interest Expense on Financial Instruments	(13,655)	(14,519)	(15,270)	(16,683)
Total Interest Income (Expense), Net	10,513	11,174	11,375	10,961
Change in Fair Value of Financial Instruments, Net	435	4,703	(2,362)	(36,942)
Total Net Revenues	37,031	36,703	26,257	3,245
Expenses:
Origination and Servicing	7,215	6,871	7,365	8,446
Sales and Marketing	7,633	5,362	5,022	11,242
General and Administrative	14,351	15,151	15,720	18,162
Impairment Expenses	217	—	228	—
Change in Fair Value of Convertible Preferred Stock Warrants	25,947	11,374	(19,549)	(55,449)
Other Expense, Net	(51)	(64)	(204)	(320)
Total Expenses	55,312	38,694	8,582	(17,919)
Net (Loss) Income Before Income Taxes	(18,281)	(1,991)	17,675	21,164
Income Tax Benefit (Expense)	86	(34)	(34)	(34)
Net (Loss) Income	$(18,195)	$(2,025)	$17,641	$21,130
Plus: Return on Share Purchase	—	2,381	—	—
Less: Net Income Allocated to Participating Securities	—	(255)	(13,153)	(15,755)
Net (Loss) Income Available to Common Stockholders	$(18,195)	$101	$4,488	$5,375
Net (Loss) Income Per Share – Basic	$(0.26)	$—	$0.07	$0.08
Net (Loss) Income Per Share – Diluted	$(0.26)	$—	$0.02	$0.02
Weighted-Average Shares - Basic	68,915,452	68,485,173	68,455,641	68,454,103
Weighted-Average Shares - Diluted	68,915,452	296,652,189	281,847,412	281,955,876

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues:
Operating Revenues:
Transaction Fees, Net	$26,646	$32,466	$33,876	$26,294
Servicing Fees, Net	5,866	6,165	5,172	6,202
Gain on Sale of Borrower Loans	2,112	2,577	3,559	2,697
Fair Value of Warrants Vested on Sale of Borrower Loans	—	—	(7,805)	(9,747)
Other Revenues	1,121	1,608	2,188	1,036
Total Operating Revenues	35,745	42,816	36,990	26,482
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	29,702	29,113	23,543	18,428
Interest Expense on Financial Instruments	(17,632)	(17,339)	(15,645)	(13,120)
Total Interest Income (Expense), Net	12,070	11,774	7,898	5,308
Change in Fair Value of Financial Instruments, Net	(10,613)	(11,229)	(1,958)	(1,713)
Total Net Revenues	37,202	43,361	42,930	30,077
Expenses:
Origination and Servicing	8,863	8,464	9,427	8,161
Sales and Marketing	15,549	20,484	21,450	16,341
General and Administrative	16,702	18,195	17,908	18,768
Restructuring Charges, Net	(45)	7	5	82
Change in Fair Value of Convertible Preferred Stock Warrants	(2,346)	(14,217)	(4,729)	10,058
Other Expenses (Income), Net	(337)	(370)	(591)	(648)
Total Expenses	38,386	32,563	43,470	52,762
Net (Loss) Income Before Income Taxes	(1,184)	10,798	(540)	(22,685)
Income Tax Expense	(13)	(29)	(29)	(29)
Net (Loss) Income	$(1,197)	$10,769	$(569)	$(22,714)
Plus: Return on Share Purchase	1,066	—	—	—
Net Income (Loss) Attributable to Common Stockholders	$(131)	$10,769	$(569)	$(22,714)
Net Income Per Share – Basic	$—	$0.04	$(0.01)	$(0.32)
Net Income Per Share – Diluted	$—	$0.01	$(0.01)	$(0.32)
Weighted-Average Shares - Basic	70,449,182	70,606,805	70,502,797	70,487,006
Weighted-Average Shares - Diluted	70,449,182	285,810,755	70,502,797	70,487,006

LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds, Warehouse Lines, and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months. However, there remains significant uncertainty regarding the future impact of the COVID-19 outbreak on our financial condition and liquidity. As more fully described in Note 10, Debt, to the accompanying consolidated financial statements and the Recent Developments section above, we have taken actions to optimize our liquidity, which include obtaining an $8.4 million loan under the PPP, deferring certain payroll taxes, implementing salary reductions for all employees with annualized base salaries greater than certain minimum thresholds from May 1, 2020 through November 30, 2020, suspending certain benefits such as 401(k) match for all employees from July 1, 2020 through December 31, 2020, reducing third-party operating costs and limiting discretionary expenses where possible. We have applied the PPP loan proceeds towards payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

The following table summarizes Prosper’s cash flow activities for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net Income (Loss)	$18,551	$(13,711)	$(39,945)

Net cash used in operating activities	$(32,334)	$(68,078)	$(176,482)
Net cash provided by investing activities	137,655	96,480	23,611
Net cash (used in) provided by financing activities	(111,861)	(15,053)	161,467
Net (decrease) increase in Cash, Cash Equivalents and Restricted Cash	(6,540)	13,349	8,596
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	220,408	207,059	198,463
Cash, Cash Equivalents and Restricted Cash at the end of the period	$213,868	$220,408	$207,059

Cash, Cash Equivalents and Restricted Cash decreased by $6.5 million for the year ended December 31, 2020, based on the following components:
Operating Activities: $32.3 million in cash was used in operating activities, driven by (a) $83.6 million in purchases, net of proceeds from sales and principal payments, of Loans Held for Sale offset by (b) $17.0 million in cash provided by working capital, primarily due to the timing of payments to investors and third-party vendors, and (c) $34.3 million in net income, net of non-cash items.
Investing Activities. $137.7 million in cash was provided by investing activities primarily due to (a) $279.7 million from sales and principal payments of Borrower Loans, offset by (b) $133.6 million in purchases of Borrower Loans and (c) $8.4 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities. $111.9 million in cash was used in financing activities primarily due to (a) $16.2 million in payments, net of proceeds from issuance, on Notes, at Fair Value and (b) $214.9 million in payments on Notes and Certificates Issued by Securitization Trusts, offset by (c) $110.8 million in net proceeds from Warehouse Lines and (d) $8.4 million in proceeds from the PPP loan.
Cash, Cash Equivalents and Restricted Cash increased by $13.3 million for the year ended December 31, 2019, based on the following components:
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
Investing Activities. The $23.6 million in cash provided by investing activities was primarily due to the maturities of Available for Sale Investments exceeding purchases of $31.5 million, offset by property and equipment purchases of $5.9 million.
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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations
As of December 31, 2020, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$14,641	$5,267	$6,683	$1,768	$923
Financing lease obligations	156	78	78	—	—
WebBank purchase obligations	11,185	11,185	—	—	—
Total contractual obligations	$25,982	$16,530	$6,761	$1,768	$923
WebBank Purchase Obligations
Under our loan account program with WebBank, a Utah-charted industrial bank that serves as our primary issuing bank, WebBank retains ownership of loans facilitated through our marketplace for two business days after origination. As part of this arrangement, we have committed to purchase the loans at the conclusion of the two business days.
CRITICAL ACCOUNTING POLICIES
The accounting policies discussed below reflect our most significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results including: (i) fair value measurement of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust; (ii) Loan Servicing Assets and (iii) fair value measurement of Convertible Preferred Stock Warrants. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. For a full description of all accounting policies adopted by us, please see Note 2 to our consolidated financial statements.
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
In 2019, Prosper began refinancing the purchase of Borrower Loans through the Whole Loan Channel through securitization transactions, which issued senior notes, risk retention interests, and residual certificates. Associated securitization trusts are deemed consolidated variable interest entities (“VIEs”), and as a result the Borrower Loans held in the securitization trusts are included in “Borrower Loans, at Fair Value”, notes sold to third party investors in “Notes Issued by Securitization Trust”, and the risk retention interest and residual certificates held by third party investors in “Certificates Issued by Securitization Trust, at Fair Value” in the Consolidated Balance Sheets. Refer to Note 6 - Securitization of the accompanying notes to PMI’s consolidated financial statements for additional information.
Prosper uses Warehouse Lines to purchase Loans Held for Sale that may subsequently be contributed to securitization transactions or sold to investors through the Whole Loan Channel. Loans Held for Sale are included in “Loans Held for Sale, at Fair Value” in the Consolidated Balance Sheets. See Note 10 - Debt of the accompanying notes to PMI’s consolidated financial statements for more details on Warehouse Lines.
Prosper has elected the fair value option for Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the Notes due to their borrower payment-dependent structure. Changes in fair value of Borrower Loans held in consolidated securitization trusts are partially offset by changes in fair value of the Certificates Issued by Securitization Trust. Changes in fair value of Loans Held for Sale are not offset by changes in the carrying value of Warehouse Lines as they are carried at amortized cost. Prosper earns interest income from loans held in securitization and warehouse trusts and records changes in their fair value through earnings. Changes in fair value of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust are included in “Change in Fair Value of Financial Instruments, Net” on the Consolidated Statements of Operations.
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
Valuation of Loan Servicing Asset
We record loan Servicing Assets at their estimated fair values when we sell Borrower Loans to unrelated third-party buyers. The gain or loss on a loan sale is recorded in “Gain on Sale of Borrower Loans” on the Consolidated Statement of Operations while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market loan servicing fee is recorded in Servicing Assets. Servicing assets are recorded in Servicing Assets on the Consolidated Balance Sheets.
We have elected to adopt the fair value method to measure the Servicing Assets for all classes of Servicing Assets subsequent to initial recognition.
We use a discounted cash flow model to estimate the fair value of the loan Servicing Assets which considers the contractual projected servicing fee revenue that we earn on the Borrower Loans, the estimated market Servicing Fees to service such loans, the prepayment rates, the default rates, discount rate and the current principal balances of the loans.
Valuation of Convertible Preferred Stock Warrants
Convertible Preferred Stock Warrants primarily consist of warrants to purchase Series E and Series F Convertible Preferred Stock issued to the Consortium that vested when the Consortium purchased whole loans under the Consortium Purchase Agreement, which ended in May 2019. On vesting of the Series F Warrants, Prosper records a liability as Convertible Preferred Stock Warrant Liability on the Consolidated Balance Sheets at fair value and a corresponding amount as “Fair Value of Warrants Vested on Sale of Borrower Loans” on the Consolidated Statements of Operations. Subsequent changes in the fair value of the vested warrants are recorded in “Change in Fair Value of Convertible Preferred Stock Warrants” on the Consolidated Statements of Operations.
We estimate the fair value of the Series E and Series F Warrants using valuation methods appropriate at each balance sheet date. Generally, this includes determining the business enterprise value of the Company using methods that may include discounted cash flow model, comparable public company analysis, and comparable acquisition analysis. Additionally, we review and consider any recent transactions involving the Company's equity in determining whether such transactions should be considered in the valuation. Once the business enterprise value has been estimated, an option pricing model is used to allocate the value to the various classes of Prosper's equity. The concluded per share value for the Series E and Series F Convertible Preferred Stock Warrant is then determined using a Black-Scholes option pricing model.

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
COVID-19
A novel strain of coronavirus, known as SARS-CoV-2, which causes COVID-19, first surfaced in December 2019. COVID-19 continues to spread globally and the World Health Organization has declared the COVID-19 outbreak to be a global pandemic. The COVID-19 outbreak has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including declaration of a federal National State of Emergency, multiple cities and states declaring states of emergency, school and business closings, limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. While state and local governments across the U.S. have been in various stages of easing restrictions, officials continue to monitor rates of infection and hospitalization, and surges in COVID-19 cases may lead to additional restrictions. The financial markets, which have largely recovered from the steep declines seen in February and March 2020, are experiencing continued trading volatility as a result of the pandemic and related economic disruption. In addition, unemployment rates remain high, and while the U.S. gross domestic product increased at an annualized rate of 4% during the fourth quarter of 2020, it reflects both the continued economic recovery from the steep declines earlier in the year and the ongoing impact of the COVID-19 pandemic.
In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs, and the Trump Administration and Congress enacted fiscal measures to address the economic and social consequences of the pandemic, including the CARES Act, which was signed into law on March 27, 2020. The CARES Act includes, among other matters, expanded eligibility for Small Business Administration loans under a new Paycheck Protection Program, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits, and technical corrections to tax depreciation methods for qualified improvement property. As disclosed in Note 10 of PMI’s accompanying consolidated financial statements, PMI obtained a PPP loan in the amount of $8.4 million in April 2020, which we applied towards payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. We expect the PPP loan to be fully forgiven, although no assurances can be given. The Company also deferred applicable payroll taxes as permitted under the CARES Act.
Prosper is also actively tracking the impact of COVID-19 on our communities, and offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through December 31, 2020, approximately 12% of the total outstanding balances of all loans originated on our platform on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 5% of the total outstanding balances of all loans originated on our platform are actively enrolled in at least one relief program as of December 31, 2020. Overall requests for COVID-19 relief are declining; however, enrollment and subsequent loan performance may fluctuate as long as the pandemic continues to trigger increased work stoppages and unemployment. Prosper is also complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans.
Over the last few years, Prosper has been tightening credit and focusing on borrowers’ ability and intent to pay in order to generate sustainable and attractive risk-adjusted returns for our investors. In light of changes in the economic environment caused by COVID-19, we have taken additional actions since March 2020 to help actively manage investor returns and adapt to this rapidly changing environment, including further tightening our credit criteria, engaging with borrowers earlier and more frequently in the payment cycle and implementing stricter income and employment verification. As a result, we have seen a reduction in originations with higher risk C, D, E or HR Prosper Ratings.
The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. While marketplace activity declined as a result of COVID-19, it is uncertain as to the full magnitude that the pandemic will have on our workforce, financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of COVID-19. Although Prosper cannot predict the length or gravity of the impacts of these events at this time, if the pandemic continues for an extended period of time, it may have a material adverse effect on our results of future operations, financial position, and liquidity.
Results of Operations
Overview
The following table summarizes Prosper Funding’s net income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 (in thousands):

	Year Ended December 31,
	2020	2019	Change	% Change	2019	2018	Change	% Change
Total Net Revenues	$52,153	$73,562	$(21,409)	(29)%	$73,562	$78,107	$(4,545)	(6)%
Total Expenses	50,752	67,620	(16,868)	(25)%	67,620	77,228	(9,608)	(12)%
Net Income	$1,401	$5,942	$(4,541)	(76)%	$5,942	$879	$5,063	576%

Total revenues for the year ended December 31, 2020 decreased $21.4 million, a 29% decrease from the year ended December 31, 2019, primarily due to the decreased number of loan listings on the marketplace during the period, which resulted in decreased administration fee revenue for the listing-driven portion of such fee. Total expenses for 2020 decreased $16.9 million, a 25% decrease from the year ended December 31, 2019, primarily due to decreased origination volume of Borrower Loans during the period. The decreases in loan listings and originations are due to increased competition in early 2020 followed by reduced investor demand, tighter underwriting and higher borrower rates starting in March 2020 to address the negative economic impact of the COVID-19 outbreak.
Total revenues for the year ended December 31, 2019 decreased $4.5 million, a 6% decrease from the year ended December 31, 2018, primarily due to the decreased number of loan listings on the marketplace during the period, which resulted in decreased administration fee revenue for the listing driven portion of such fee. Total expenses for 2019 decreased $9.6 million, a 12% decrease from the year ended December 31, 2018, primarily due to the decreased origination volume of Borrower Loans and lower administration fee per loan listing during 2019. Net income for 2019 increased $5.1 million, an 576% increase from 2018, primarily due to the decreased expenses described above.

Revenues
The following table summarizes Prosper Funding’s revenue for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	Change	% Change	2019	2018	Change	% Change
REVENUES:
Operating Revenues:
Administration Fee Revenue – Related Party	$21,618	$49,818	$(28,200)	(57)%	$49,818	$105,709	$(55,891)	(53)%
Servicing Fees, Net	20,791	26,368	(5,577)	(21)%	26,368	27,943	(1,575)	(6)%
Gain (Loss) on Sale of Borrower Loans	6,430	(5,058)	11,488	227%	(5,058)	(58,027)	52,969	91%
Other Revenue	552	155	397	256%	155	270	(115)	(43)%
Total Operating Revenues	49,391	71,283	(21,892)	(31)%	71,283	75,895	(4,612)	(6)%

Interest Income on Borrower Loans	36,765	41,146	(4,381)	(11)%	41,146	43,569	(2,423)	(6)%
Interest Expense on Notes	(34,457)	(38,492)	4,035	(10)%	(38,492)	(40,656)	2,164	(5)%
Total Interest Income (Expense), Net	2,308	2,654	(346)	(13)%	2,654	2,913	(259)	(9)%
Change in Fair Value of Financial Instruments, Net	454	(375)	829	221%	(375)	(701)	326	47%
Total Net Revenues	$52,153	$73,562	$(21,409)	(29)%	$73,562	$78,107	$(4,545)	(6)%
Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by PFL to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay PFL a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a rebate fee based on rebates given to investors as an incentive to purchase Borrower Loans from PFL. The decrease in Administrative Fee Revenue of $28.2 million in the year ended December 31, 2020 as compared to 2019 was primarily due to (a) a decrease in license fees owing to fewer loan listings generated on the marketplace during the period, and (b) no rebates recognized in 2020 for the Consortium Purchase Agreement as it ended in May 2019 compared to rebates for five months recognized for the agreement in 2019.
The decrease in Administrative Fee Revenue of $55.9 million in the year ended December 31, 2019 as compared to 2018 was primarily due to fewer Consortium warrants vesting as the Consortium Purchase Agreement (as defined in Note 16 of the accompanying notes to PMI’s consolidated financial statements) ended in May 2019.
Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper Funding through the Whole Loan Channel typically pay Prosper Funding a servicing fee which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates Prosper Funding for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. Prosper Funding records Servicing Fees from investors as a component of operating revenue when received. The decrease in Servicing Fees of $5.6 million in the year ended December 31, 2020 as compared to 2019 was primarily due to a lower outstanding Borrower Loan balance in the servicing portfolio. The decrease in Servicing Fees of $1.6 million in the year ended December 31, 2019 as compared to 2018 was primarily due to a lower outstanding Borrower Loan balance in the servicing portfolio.

Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains (losses) on Borrower Loans sold through the Whole Loan Channel. For the year ended December 31, 2020, PFL recognized a gain of $6.4 million, as compared to a loss of $5.1 million for the year ended December 31, 2019. This $11.5 million increase was primarily due to the fact that no rebates were issued related to Consortium warrants for the year ended December 31, 2020, as the related Consortium Purchase Agreement ended in May 2019. These rebates totaled $17.6 million for the year ended December 31, 2019. Excluding these rebates, the gain recognized would have decreased by approximately $6.1 million in 2020, primarily due to decreased origination volume of Borrower Loans during 2020. The $53.0 million lower loss in the year ended December 31, 2019 as compared to 2018 was primarily due to fewer Consortium warrants vesting as the Consortium Purchase Agreement ended in May 2019.
Other Revenues
Other Revenues consists primarily of fees earned from facilitating securitizations for whole loan purchasers. Other Revenues in the year ended December 31, 2020, 2019 and 2018 were not significant.
Interest Income on Borrower Loans and Interest Expense on Notes
Prosper Funding recognizes Interest Income on Borrower Loans using the accrual method based on the stated interest rate to the extent Prosper Funding believes it to be collectible. Prosper Funding records interest expense on the corresponding Notes based on the contractual interest rates. The interest rate on Notes is generally 1% lower than the interest rate on the corresponding Borrower Loans to compensate Prosper Funding for servicing the underlying Borrower Loans.
Overall, the decreases in net interest income for the year ended December 31, 2020, as compared to 2019, and for the year ended December 31, 2019, as compared to 2018, were not significant.
Change in Fair Value of Financial Instruments, Net
Change in Fair Value of Financial Instruments, Net captures gains (losses) from a change in fair value estimates using discounted cash flow methodologies that are based upon a set of valuation assumptions. The key assumptions used in valuation include default and prepayment rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the corresponding Notes due to the borrower payment-dependent structure. Loans Held for Sale are primarily comprised of Borrower Loans held for short durations and their valuation uses the same approach as the Borrower Loans.
The following table summarizes the fair value adjustments for the years ended December 31, 2020, 2019 and 2018 respectively (in thousands):

	Year Ended December 31,
	2020	2019	2018
Borrower Loans	$(19,210)	$(23,185)	$(31,265)
Loans Held for Sale	—	—	(10)
Notes	19,664	22,810	30,574
Total	$454	$(375)	$(701)

Expenses
The following table summarizes Prosper Funding’s expenses for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	Change	% Change	2019	2018	Change	% Change
Expenses:
Administration Fee – Related Party	$45,472	$62,575	$(17,103)	(27)%	$62,575	$70,491	$(7,916)	(11)%
Servicing	4,900	5,012	(112)	(2)%	5,012	6,140	(1,128)	(18)%
General and Administrative	380	33	347	n/a	33	597	(564)	(94)%
Total Expenses	$50,752	$67,620	$(16,868)	(25)%	$67,620	$77,228	$(9,608)	(12)%
Administration Fee Expense - Related Party
Pursuant to the Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month Prosper Funding is required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding. The decrease of Administration Fee expense of $17.1 million for the year ended December 31, 2020 compared to 2019 was primarily due to the decreased origination volume of Borrower Loans in 2020. In general, the Administrative Fee Expense will not fluctuate directly in line with the Administrative Fee Revenue due to both the flat corporate administrative fee, as well as the fact that Prosper Funding pays fees for three different services, but receives a fee based only the number of loans listed on the platform.
The decrease of Administration Fee expense of $7.9 million for the year ended December 31, 2019 compared to 2018 was primarily due to the decreased origination volume of Borrower Loans and lower administration fee per loan listing during 2019.
Servicing
Servicing costs consist primarily of vendor costs and depreciation of internal use software costs associated with servicing Borrower Loans. The decreases in Servicing costs for the year ended December 31, 2020, as compared to 2019, were not significant. The decrease in Servicing costs of $1.1 million, or 18% for the year ended December 31, 2019 compared to 2018 was primarily due to a decrease in depreciation and amortization expense.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. General and Administrative costs increased in the year ended December 31, 2020 compared to 2019 by $0.3 million, primarily due to an increase in bank charges. General and Administrative costs decreased in the year ended December 31, 2019 compared to 2018 by $0.6 million, primarily due to a reduction in bank charges.
Quarterly Results of Operations
The following table sets forth the unaudited consolidated statement of operations data for each of the eight quarters ended December 31, 2020. The unaudited quarterly statement of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited quarterly statement of operations data. Historical results are not necessarily indicative of our future operating results. The following quarterly consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (in thousands):

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	$6,885	$5,158	$3,740	$5,835
Servicing Fees, Net	4,009	5,066	5,257	6,459
Gain on Sale of Borrower Loans	2,001	1,247	1,182	2,000
Other Revenues	100	107	165	180
Total Operating Revenues	12,995	11,578	10,344	14,474
Interest Income on Borrower Loans	8,639	8,979	9,309	9,838
Interest Expense on Notes	(8,094)	(8,419)	(8,728)	(9,216)
Total Interest Income (Expense), Net	545	560	581	622
Change in Fair Value of Financial Instruments, Net	269	(72)	194	63
Total Net Revenues	13,809	12,066	11,119	15,159
Expenses
Administration Fee – Related Party	12,617	10,997	9,494	12,364
Servicing	1,243	1,327	1,137	1,193
General and Administrative	109	104	113	54
Total Expenses	13,969	12,428	10,744	13,611
Net (Loss) Income	$(160)	$(362)	$375	$1,548

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues
Operating Revenues
Administration Fee Revenue – Related Party	$7,349	$8,854	$16,640	$16,975
Servicing Fees, Net	7,019	6,473	6,231	6,645
Gain on Sale of Borrower Loans	2,667	3,155	(4,053)	(6,827)
Other Revenues	56	56	(14)	57
Total Operating Revenues	17,091	18,538	18,804	16,850
Interest Income on Borrower Loans	10,108	10,304	10,403	10,331
Interest Expense on Notes	(9,461)	(9,647)	(9,735)	(9,649)
Total Interest Income (Expense), Net	647	657	668	682
Change in Fair Value of Financial Instruments, Net	(36)	(120)	(131)	(87)
Total Net Revenues	17,702	19,075	19,341	17,445
Expenses
Administration Fee – Related Party	14,730	16,079	16,773	14,991
Servicing	1,462	1,178	1,304	1,067
General and Administrative	(133)	38	34	96
Total Expenses	16,059	17,295	18,111	16,154
Net Income	$1,643	$1,780	$1,230	$1,291

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth Prosper Funding's liquidity and capital resources (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net Income	$1,401	$5,942	$879

Net cash provided by (used in) operating activities	$30,750	$(12,819)	$3,041
Net cash provided by (used in) investing activities	12,994	(11,219)	(5,245)
Net cash (used in) provided by financing activities	(20,681)	(5,282)	1,070
Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	23,063	(29,320)	(1,134)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	117,861	147,181	148,315
Cash, Cash Equivalents and Restricted Cash at the end of the period	$140,924	$117,861	$147,181

Cash, Cash Equivalents and Restricted Cash increased by $23.1 million for the year ended December 31, 2020, based on the following components:
Operating Activities. $30.8 million in cash was provided by operating activities, primarily driven by cash from working capital of $21.8 million, primarily due to the timing of payments to PMI and investors, and $9.0 million from net income, net of non-cash adjustments.
Investing Activities. $13.0 million net cash provided by investing activities was primarily due to $149.9 million in principal payments under Borrower Loans, partially offset by purchases of Borrower Loans of $133.6 million and property and equipment of $3.3 million.
Financing Activities. $20.7 million net cash was used in financing activities, primarily due to $149.4 million in payments for Notes, at Fair Value and $4.5 million in distributions to PMI, partially offset by $133.2 million from proceeds from the issuance of Notes, at Fair Value.
Cash, Cash Equivalents and Restricted Cash decreased by $29.3 million for the year ended December 31, 2020, based on the following components:
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

Income Taxes
Prosper Funding incurred no income tax provision for the years ended December 31, 2020, 2019 and 2018. Prosper Funding is a U.S. disregarded entity and the income and loss is included in the return of parent PMI. Given PMI’s history of operating losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
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
Through the Warehouse Lines we invest in Loans Held for Sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Loans Held for Sale held on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale, which have declined in market value due to changes in interest rates as stated above, as well as the economic impact of the COVID-19 outbreak. Additionally, if the fair value of the Loans Held for Sale declines, we may not be able to repay the Warehouse Lines using proceeds from the sale of Loans Held for Sale alone. Changes in the market value of Loans Held for Sale are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $274.6 million and $142.0 million as of December 31, 2020 and 2019, respectively.
The fair values of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by the Securitization Trust are determined using discounted cash flow methodologies based upon a set of valuation assumptions such as default rate, prepayment rate and discount rate. Default rate, prepayment rate and discount rate may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. We are exposed to the risk of decrease in the fair value of loans held in the warehouse and securitization trusts. For Borrower Loans and Notes presented on our Balance Sheet on behalf of our Note Channel investors, the fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $242.5 million and $131.6 million as of December 31, 2020 and 2019, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently out of the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
Prosper had cash and cash equivalents of $50.1 million and $64.6 million as of December 31, 2020 and 2019, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 7 - Fair Value of Assets and Liabilities of Prosper's financial statements attached to this Annual Report on Form 10-K, the combined fair value of Borrower Loans and Loans Held for Sale is $652.9 million as of December 31, 2020, determined using a weighted-average discount rate of 8.26%. The combined fair value of Borrower Loans and Loans Held for Sale was $776.0 million as of December 31, 2019, determined using a weighted-average discount rate of

7.00%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $5.8 million and $7.1 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of December 31, 2020 and 2019, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $5.9 million and $7.3 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of December 31, 2020 and 2019, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
A portion of the interest rate charged on our Warehouse Lines is currently based on LIBOR. LIBOR has been the subject of reform and was expected to phase out by the end of fiscal 2021; however, on November 30, 2020, the ICE Benchmark Administration Limited (“ICE”) announced plans to delay the phase out of LIBOR to June 30, 2023. The consequences of the discontinuation of LIBOR cannot be entirely predicted but could impact the interest expense incurred on these debt instruments. We have negotiated alternatives to LIBOR on the PWIIT Warehouse Line, which we may renegotiate before LIBOR ceases to be a widely available reference rate.
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
Prosper Funding had Cash and Cash Equivalents of $8.6 million and $7.5 million as of December 31, 2020 and 2019, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these Cash and Cash Equivalent balances.
ITEM8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, each Registrant’s management, under the supervision and with the participation of such Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of such Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. Based upon this evaluation, the PEO and the PFO of each Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to each Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.
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
The Registrants’ management has assessed the effectiveness of the Registrants’ internal control over financial reporting as of December 31, 2020. In making this assessment the Registrants used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Each Registrant’s assessment included documenting and evaluating the effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as each Registrant’s PEO and PFO has concluded that such Registrant’s internal controls were effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2020, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
Eligible Employee Retention Plan
On November 6, 2020, PMI adopted the Eligible Employee Retention Plan (the “Retention Plan”) to implement a retention program for PMI’s employees. The purpose of the Retention Plan is to encourage continued service from employees prior to, and in the event of, an acquisition by providing retention payments upon a change in control of the company.
The Retention Plan establishes a pool equal to the greater of $20,000,000 and the Grantor Trust Value (as defined in the Retention Plan). See Note 12 of the accompanying consolidated financial statements for information on Prosper Grantor Trust, which holds the shares that make up the Grantor Trust Value. At least 75% of the pool is designated as the fixed allocation pool and the remaining up to 25% is designated as the discretionary allocation pool. Employees who, as of the Measurement Date (as defined in the Retention Plan), are employed by PMI, hold equity interests, and execute a participation agreement are eligible to receive payments from the fixed allocation pool. The fixed allocation payment for each eligible employee is based on such employee’s pro rata share of equity holdings, relative to the equity holdings of all eligible employees. An employee’s equity, for this purpose, includes stock, restricted stock, vested RSUs, and vested options, provided that the options and RSUs held by employees with at least two years of continuous employment as of the closing of the acquisition will, for purposes of the fixed allocation payment calculation, will be deemed to be fully vested. The discretionary allocation pool will be allocated at the discretion of the Chief Executive Officer, and the payment amounts to be distributed to the Chief Executive Officer under the discretionary allocation pool, if any, shall be determined by the Compensation Committee of the Board.
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
Director Resignation
On March 9, 2021, Rajeev V. Date resigned from the board of directors (the “Board”) of PMI and the Audit Committee of the Board on which he served, effective March 26, 2021. Mr. Date’s resignation did not involve a disagreement with the Company on any matter relating to its operations, policies or practices.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Prosper Marketplace, Inc.
Executive Officers, Directors and Key Employees
The following table sets forth information about PMI’s current and imminent executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
David Kimball	50	Chief Executive Officer and Chairman of the Board
Usama Ashraf	44	President and Chief Financial Officer
Nasos Topakas (1)	56	Chief Technology Officer (until March 15, 2021)
Julie Hwang (2)	43	General Counsel and Secretary (until March 15, 2021)
Ashish Gupta	40	Chief Credit Officer
Edward R. Buell III (2)	41	General Counsel and Secretary (as of March 16, 2021)
Rajeev V. Date (3)	49	Director (until March 26, 2021)
Claire A. Huang	58	Director
Thomas R. Kearney	62	Director
(1) As reported in PMI’s Current Report on Form 8-K, filed on February 26, 2021. Mr. Topakas will depart from PMI effective March 15, 2021.
(2) As reported in PMI’s Current Report on Form 8-K, filed on February 26, 2021. Ms. Hwang will depart from PMI effective March 15, 2021, and Mr. Buell will succeed Ms. Hwang as General Counsel and Secretary of PMI effective March 16, 2021.
(3) As discussed in Item 9B “Other Information,” Mr. Date will resign from PMI’s Board of Directors effective March 26, 2021.

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
Usama Ashraf has served as PMI’s President since March 1, 2021 and as its Chief Financial Officer since February 2017. He is currently responsible for Prosper's finance, capital markets, risk and business intelligence functions. He also currently serves as Chief Financial Officer, Treasurer and a director of PFL. Prior to joining PMI, from February 2016 to February 2017, Mr. Ashraf served as Deputy Chief Financial Officer and Treasurer at Annaly Capital Management, Inc. (“Annaly”). Prior to his time at Annaly, Mr. Ashraf worked at United Services Automobile Association (“USAA”), where he served as Corporate Treasurer from November 2014 to February 2016 and Assistant Corporate Treasurer from January 2014 to October 2014. Before joining USAA, Mr. Ashraf spent 13 years at CIT Group, where he held various positions in the Treasury and Corporate M&A departments, most recently serving as Deputy Treasurer with responsibility for the firm’s Treasury activities in the United States. He started his career in the investment banking division of Citigroup focused on M&A. Mr. Ashraf received a B.S. in Economics, with concentrations in Finance and Accounting, from The Wharton School of the University of Pennsylvania.

Nasos Topakas has served as Chief Technology Officer since April 2017. Prior to joining PMI, from June 2010 to February 2017, Mr. Topakas served as Chief Technology Officer at Art.com, Inc., an online wall art and contemporary decor retailer, where he was head of all technology and product departments, with responsibility for the overall technology vision, strategy, engineering execution, and architectural direction. Prior to his time at Art.com, Inc., Mr. Topakas worked at SendMe, Inc., where he served as Chief Technology Officer from November 2007 to May 2010. As Chief Technology Officer of SendMe, Inc., Mr. Topakas was head of all technology departments, including Engineering, Architecture, Technical Project Office, QA, Technical Ops and Corporate IT. Mr. Topakas participated in the M.B.A. executive program from Golden Gate University and holds a B.S. in Computer Science from San Francisco State University. On February 22, 2021, Mr. Topakas announced his intention to resign as Chief Technology Officer of PMI, effective March 15, 2021.
Julie Hwang has served as PMI’s Secretary and General Counsel since April 2018. Ms. Hwang previously served as PMI’s Deputy General Counsel from January 2017 to April 2018 and Assistant General Counsel from August 2015 to January 2017. Ms. Hwang also currently serves as PFL’s Secretary, a position she has held since April 2018. Before joining PMI in August 2015, Ms. Hwang served as Associate General Counsel at One Kings Lane, Inc., a home décor and luxury furniture retailer, from May 2014 to August 2015. Prior to One Kings Lane, Ms. Hwang worked as an attorney at the law firms of Orrick, Herrington & Sutcliffe LLP for 7 years and Wilson Sonsini Goodrich & Rosati, P.C. for 3 years. Ms. Hwang has a J.D. from UCLA and a B.A. in International Relations from Stanford University. On February 22, 2021, Ms. Hwang announced her intention to resign as Secretary and General Counsel of PMI and as Secretary of PFL, effective March 15, 2021.
Ashish Gupta has served as PMI’s Chief Credit Officer since July 2018. Mr. Gupta previously served as PMI’s Vice President, Credit Strategy from March 2018 to June 2018 and Senior Director, Credit Strategy from May 2017 to March 2018. Before joining PMI in May 2017, Mr. Gupta spent over 10 years in various credit risk management roles at Citigroup. In his last role at Citigroup, Mr. Gupta was a Senior Vice President and Director of Risk Management, with credit risk management responsibilities for a $45 billion private label and co-branded credit card portfolio. Prior to his position as Senior Vice President and Director, Risk Management, Mr. Gupta spent 8 years in various credit risk management roles at Citigroup focusing on risk modelling and credit strategy for several large retail credit card portfolios. Prior to his time at Citigroup, Mr. Gupta worked at Fair Isaac Corporation, focusing on fraud risk management for several credit cards portfolios. Mr. Gupta holds an MBA in Finance, Economics, and Accounting from the University of Chicago Booth School of Business, a M.S. in Operations Research from the University of Wisconsin - Madison and a B. Tech. in Mechanical Engineering from the Indian Institute of Technology - Delhi.
Mr. Edward “Ted” R. Buell III, 41, will become General Counsel and Secretary of PMI on March 16, 2021. Mr. Buell has served as PMI’s Chief Compliance Officer and Deputy General Counsel since June 2018. Prior to that, Mr. Buell served as PMI’s Assistant General Counsel and Deputy Chief Compliance Officer from January 2017 to June 2018 and its Senior Corporate Counsel from September 2015 to January 2017. Before joining PMI in September 2015, Mr. Buell served as an attorney at Severson & Werson P.C., advising and representing financial services clients in regulatory matters and litigation, from April 2010 to September 2015. Prior to that, Mr. Buell served as Assistant General Counsel at GreenPoint Mortgage Funding, Inc., a national mortgage bank that originated, sold and serviced mortgage loans, from September 2005 to April 2010. Mr. Buell holds a J.D. from the University of Miami School of Law and a B.A. degree in Criminology, Law and Society from the University of California, Irvine.
Rajeev V. Date has served as one of PMI’s directors since July 2013. Mr. Date previously served as one of PMI’s directors from January 2009 to September 2010, and he is currently a director of Green Dot Corporation. Mr. Date currently serves as the Managing Partner of Fenway Summer LLC, a U.S. financial advisory and investment firm. From January 2012 to January 2013, Mr. Date served as the Deputy Director of the United States Consumer Financial Protection Bureau (“CFPB”). Before being appointed Deputy Director, Mr. Date was appointed the Special Advisor to the Secretary of the Treasury for the CFPB, and, in that capacity, acted as the interim leader of the CFPB. From October 2010 to August 2011, Mr. Date served as Associate Director of Research, Markets, and Regulations of the CFPB. Prior to joining the CFPB, Mr. Date served as Chairman & Executive Director of Cambridge Winter Center for Financial Institutions Policy, a non-profit nonpartisan think tank focused on financial institutions policy, from March 2009 to September 2010. From 2007 to 2009, Mr. Date served as a Managing Director in the Financial Institutions Group at Deutsche Bank Securities, where his key responsibility was acting as a coverage officer for specialty finance firms and regional banks. Before that, Mr. Date was Senior Vice President for Corporate Strategy and Development at Capital One Financial, where he led M&A development efforts across the U.S. banking and specialty finance markets. He began his business career in the financial institutions practice of the consulting firm McKinsey & Company. He has also served as an attorney, in both private practice and government. Mr. Date received a J.D., magna cum laude, from Harvard Law School and a B.S. (highest honors) from University of California, Berkeley. PMI believes that Mr. Date’s financial, business and regulatory expertise give him the qualifications and skills to serve as a director. Mr. Date qualifies as an “audit committee financial expert” under SEC guidelines. On March 9, 2021, Mr. Date announced his intention to resign as a director of PMI and member of PMI’s Audit Committee, effective March 26, 2021.

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
Thomas R. Kearney was appointed as a director of PMI in May 2020. Mr. Kearney is a CPA with extensive technical accounting and auditing experience. He previously worked at PricewaterhouseCoopers LLP for nearly 35 years and served as Assurance Partner for 20 years. In this role, Mr. Kearney helped financial services clients navigate a wide range of complex financial instruments, credit arrangements and operational processes and controls. Prior to PwC, Mr. Kearney conducted periodic reserve reporting for the Federal Reserve Bank of San Francisco and assisted with the implementation of Regulation D and Contemporaneous Reserve Reporting. Mr. Kearney holds a B.S. in Accounting from State University of New York at Plattsburgh. PMI believes that Mr. Kearney’s financial, business and regulatory expertise give him the qualification and skills to serve as a director. Mr. Kearney qualifies as an “audit committee financial expert” under SEC guidelines.
Election of Directors
PMI’s board of directors currently consists of eight seats, with one vacancy to be filled by a designee of the Series A-1 Holders, one vacancy to be filled by a designee of Francisco Partners III, L.P., and one vacancy to be filled by a designee of the Series F Holders. All of the current members of PMI's board of directors were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of PMI’s stockholders. In selecting the composition of its board of directors, PMI seeks to ensure that its board of directors collectively has a balance of expertise in the following areas: internet-based business, consumer financial products and experience directing public and start-up companies. Based on these criteria, PMI believes that its board of directors has been effective in identifying diverse directors. The board of directors’ composition provisions of PMI’s voting rights agreement are still in effect. For more information regarding the terms of the voting rights agreement, see Item 13, “Certain Relationships and Related Transactions, and Director Independence.” Holders of the Notes offered through our marketplace, and the accompanying PMI Management Rights, will have no ability to elect or influence PMI’s directors or approve significant corporate transactions, such as a merger or other sale of PMI or its assets.
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
Director Independence
Because PMI’s common stock is not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities, PMI is not required to maintain a board of directors consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors. Nevertheless, PMI’s board of directors has determined the independence of each director based on the independence criteria set forth in the listing standards of the New York Stock

Exchange (“NYSE”). In making its determinations, the Board considered the current and prior relationships that each non-employee director has with Prosper and all other facts and circumstances the board of directors deemed relevant in determining their independence, including any transactions between each director or any member of his or her family, and Prosper, its senior management or our independent registered public accounting firm. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the board of directors determined that Ms. Huang and each of Messrs. Date and Kearney do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing requirements and rules of the NYSE.
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
Compensation Committee
PMI’s board of directors approved the formation of a Compensation Committee in August 2011. The current members of the Compensation Committee are Claire A. Huang (Chairwoman) and Thomas R. Kearney. The Compensation Committee oversees PMI’s executive officer compensation arrangements, plans, policies and programs maintained by PMI and administers PMI’s equity-based compensation plan for employees generally (including issuance of stock options, RSUs and other equity-based awards granted other than pursuant to a plan). The Compensation Committee meets at such times as determined appropriate by the Chair of the Compensation Committee.
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
Audit Committee
PMI’s board of directors approved the formation of an Audit Committee in January 2010. The current members of the Audit Committee are Thomas R. Kearney (Chairman) and Rajeev V. Date (who resigned from PMI’s Board of Directors, effective March 26, 2021). The Audit Committee oversees financial risk exposures, including monitoring the integrity of PMI’s consolidated financial statements, internal controls over financial reporting and the independence of PMI’s Independent Registered Public Accounting Firm. The Audit Committee receives internal control related assessments and reviews and discusses PMI’s annual and quarterly consolidated financial statements with management. In fulfilling its oversight responsibilities with respect to compliance matters, the Audit Committee meets at least quarterly with management, PMI’s Independent Registered Public Accounting firm and PMI’s internal legal counsel to discuss risks related to PMI’s financial reporting function.
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
ITEM 11. EXECUTIVE COMPENSATION
Prosper Marketplace, Inc. - Compensation Discussion and Analysis
Overview
This section describes PMI's executive compensation objectives, compensation-setting process, executive compensation components and significant 2020 compensation decisions for PMI's named executive officers (“NEOs”). The compensation provided to PMI's NEOs for 2020 is set forth in detail in the Summary Compensation Table and other tables and the accompanying footnotes and narrative that follow this section.
PMI's named executive officers for 2020 are as follows:
•David Kimball, our Chief Executive Officer;
•Usama Ashraf, our Chief Financial Officer, and our President as of March 1, 2021;
•Nasos Topakas, our Chief Technology Officer;
•Julie Hwang, our General Counsel and Secretary; and
•Ashish Gupta, our Chief Credit Officer.
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
Role of Management. In setting 2020 compensation, PMI's Chief Executive Officer worked closely with the Compensation Committee in making recommendations and attending Committee meetings. Because of his daily involvement with PMI's executive team, the Chief Executive Officer was involved in the determination of compensation for all of PMI's executive officers other than himself. The Compensation Committee also delegated to the Chief Executive Officer the authority to make compensation decisions for senior management and executive officers (other than the Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer), subject to certain compensation limits set by the Compensation Committee.

Executive Compensation Components
PMI's executive compensation package includes: (1) base salary; (2) cash bonuses; and (3) long term incentives, generally in the form of cash and equity-based compensation, such as stock options and restricted stock units. PMI believes that this compensation mix supports its objective of attracting, motivating and retaining a talented and entrepreneurial executive team who will provide leadership for Prosper’s success in dynamic and competitive markets. PMI's compensation program is balanced among all three components in order to attract top talent and maximize retention, while ensuring that an appropriate portion of the executives’ compensation is tied to the Company's and its stockholders’ long-term interests.
Base Salary
Base salary is a fixed amount, and is not tied to any metric relating to the performance of PMI's business as a whole. The base salary of each executive officer is initially established in the executive officer's offer letter, and reviewed annually by the Compensation Committee. In determining base salaries for 2020, PMI's Compensation Committee together with the Chief Executive Officer considered the individual executive officer's scope of responsibilities, contributions, prior salary level and position (in case of a promotion), and financial and market conditions.
In light of the uncertainties related to the COVID-19 pandemic and its potential impact on the Company’s operations and financial results, in May 2020, PMI implemented temporary salary reductions for all employees with annualized base salaries greater than $100,000, including our named executive officers. As a result of these measures, the base salary of each of our NEOs was initially reduced by 20%, effective May 1, 2020. The salary reductions were gradually scaled back starting in June 2020, and the base salaries of all impacted employees were subsequently restored to their pre-pandemic levels effective December 1, 2020.
The following table summarizes information regarding the base salaries for PMI's named executive officers for 2020:

2020 Base Salaries[1]
David Kimball[2]	$550,000
Usama Ashraf [3]	$447,000
Nasos Topakas [4]	$385,000
Julie Hwang [5]	$350,000
Ashish Gupta [6]	$330,000

1.Amounts do not reflect the temporary reductions in base salaries implemented in response to the COVID-19 pandemic and discussed above. The actual base salaries paid to each of our named executive officers for 2020, taking into account any reductions, are disclosed in the Summary Compensation Table below.
2.In March 2020, PMI’s Compensation Committee reviewed executive base salaries and decided to increase Mr. Kimball’s annual base salary from $500,000 to $550,000.
3.In March 2020, PMI’s Compensation Committee reviewed executive base salaries and decided to increase Mr. Ashraf's annual base salary from $430,000 to $447,000.
4.In March 2020, Mr. Topakas’s annual base salary was increased from $370,000 to $385,000.
5.In March 2020, Ms. Hwang’s annual base salary was increased from $335,000 to $350,000.
6.In March 2020, Mr. Gupta’s annual base salary was increased from $320,000 to $330,000.
Cash Bonuses
PMI uses cash bonuses primarily to motivate and retain senior management leaders that are critical to advancing the Company's short-term and long-term strategic goals. In 2020, we based annual NEO bonuses on both the achievement of certain Board-approved financial, operational and strategic performance objectives as well as other factors, including the NEO’s contribution toward PMI’s initiatives to address challenges due to the COVID-19 pandemic and performance during the recession.
In January 2021, the Compensation Committee reviewed the Company’s performance and progress towards the established 2020 objectives, and execution during the COVID-19 pandemic and recession, and approved a bonus award of up to 80% of the annual target bonus amount for each NEO. The Compensation Committee previously determined that PMI’s annual cash performance bonuses would be calculated based on the base salary that employees would have received absent the temporary salary reductions implemented in response to the COVID-19 pandemic and discussed above.

The amounts and terms of the bonuses awarded to each of our NEOs in 2020 are disclosed below, in the sections titled “Summary Compensation Table” and “Narrative Discussion of the Summary Compensation Table and Grants of Plan-Based Awards Table.”
Long-Term Incentives
Equity Compensation. PMI has used stock options and restricted stock units (“RSUs”) as the principal components of its executive long-term incentive equity compensation. Consistent with its compensation objectives, PMI believes this approach aligns the interests of its grantees with the long-term interests of PMI’s stockholders. PMI believes that stock options and RSUs also serve as effective retention tools due to vesting requirements that are based on continued service with the company. In granting equity awards, PMI has customarily considered, among other things, the executive officers' cash compensation, the need to retain and motivate executive officers and to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value, PMI's financial results, and each executive officer's individual contributions and responsibilities. The amounts and terms of the awards granted to each such NEO in 2020 are disclosed in the 2020 Grants of Plan-Based Awards table and accompanying footnotes to the table of Outstanding Equity Awards at 2020 Fiscal Year End.
Long-Term Cash Incentive Compensation. PMI’s Long-Term Cash Incentive Plan (“LTCIP”) is designed to reward our executives, including our named executive officers, for the achievement of strategic and operational objectives and the creation of long-term value. Under the LTCIP, eligible executive officers and vice presidents will receive long-term cash incentive awards based on their performance during pre-established two-year periods, the first of which runs from January 1, 2020 to December 31, 2021. Payments will be made by March 15, following the end of a performance period, unless otherwise determined by the Compensation Committee. The incentive targets range from 75% to 150% of the participant’s base salary, unless otherwise determined by the Compensation Committee. PMI’s executive officers and vice presidents are eligible to participate in the LTCIP if, as of the date the award is paid, they have been employed with PMI for at least three years, are currently full or part time employees of PMI, and are in good standing. PMI believes that the LTCIP will complement its annual equity awards by focusing its senior executives on specific long-term financial performance goals, while providing an opportunity for more immediate liquidity.
Employment Agreements
PMI has entered into employment arrangements with each of its NEOs, which are comprised of an offer letter and an At Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement. Each of these arrangements was approved or authorized on PMI’s behalf by the Compensation Committee or, in certain instances, its Board of Directors.
Each of the offer letters provides for “at will” employment and sets forth the initial compensation arrangements for the NEO, generally including an initial base salary, an annual cash bonus opportunity, and an equity award. Certain of the offer letters provide for payments or an acceleration of the executive’s equity award grant upon termination of their employment in specified situations, including following a change in control. These arrangements (including potential payments and terms) are discussed in more detail in the “Narrative Discussion of the Summary Compensation Table and Grants of Plan-Based Awards Table” and the “Potential Payments Upon Termination or a Change In Control of PMI” sections and related tables below.
Other Compensation Information
Benefits Programs
PMI’s employee benefit programs, including its 401(k) plan, health and welfare programs, and incentive programs, including the Amended and Restated 2005 Stock Option Plan, the 2015 Equity Incentive Plan and the Long-Term Cash Incentive Plan, are designed to provide a competitive level of benefits to PMI’s employees generally, including its named executive officers and their families.
PMI’s 401(k) plan covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees are allowed to contribute a percentage of their eligible compensation to the 401(k) plan, up to the annual maximum as determined by the Internal Revenue Service, and PMI may make discretionary matching contributions of a portion of the employees’ eligible wage deferrals, subject to certain limitations and conditions. PMI temporarily suspended its discretionary matching contributions from July 1, 2020 through December 31, 2020 in an effort to reduce costs and mitigate the operating and financial impact of the COVID-19 pandemic on the Company. The 401(k) match was partially reinstated effective January 1, 2021. During the year ended December 31, 2020, PMI contributed $1.2 million to the 401(k) plan. The amount of PMI’s matching contributions for each of our NEOs is set forth in footnotes to the “Summary Compensation Table” below.

All full-time employees, including PMI’s named executive officers, may participate in its health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

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
Post-Employment Compensation
The Compensation Committee recognizes that a possible, threatened, or pending change of control transaction could result in the departure or distraction of PMI’s senior executives. To establish a meaningful financial incentive for PMI’s senior executive officers to work diligently through and beyond a proposed transaction that may involve a change in control of the company, certain of the stock options and restricted stock units granted to PMI’s NEOs will fully vest upon a change in control of PMI, while others will fully vest in the event that, within 12 months after a change in control of PMI, such officer is subject to a termination of employment without cause or resigns for good reason (each as defined in the applicable option agreement).
In addition, in November 2020, PMI entered into severance and change in control agreements (the “severance agreements”) with each of Messrs. Kimball, Ashraf and Topakas, and with Ms. Hwang, the terms and conditions of which restate and replace any severance arrangements set forth in their respective offer letters. Under the new severance agreements, each of Messrs. Kimball, Ashraf and Topakas, and Ms. Hwang, would be entitled to the following in the event that such officer’s employment is terminated by PMI without “cause” or by the applicable officer for “good reason” (each as defined in the severance agreement): (i) a lump sum severance payment equal to one year base salary; (ii) any unpaid annual bonus and long-term cash incentive award for the year(s) preceding the year of termination; (iii) continued coverage for the participants and eligible dependents pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for 12 months, unless such coverage is earlier terminated in accordance with the terms of the severance agreement; (iv) a pro-rated annual bonus payment for the year of termination; and (v) with respect to any long-term performance period under the LTCIP that commenced more than one year prior to the executive’s termination date, a pro-rated long-term cash incentive payment for the performance period in which the termination occurs. In the event that Messrs. Kimball, Ashraf or Topakas, or Ms. Hwang, is terminated by PMI or its successor without cause or by the applicable officer for good reason and such termination occurs within 24 months following a change in control of PMI, such officer would be entitled to receive the severance set forth in items (i) through (iii) above, as well as such officer’s (x) target annual bonus for the year of termination; and (y) their target long-term cash incentive payment for the year of termination. Receipt of these severance benefits is conditioned on the officer’s signing a release of claims in favor of PMI.
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

Summary Compensation Table
The following table provides information regarding the compensation earned during the years ended December 31, 2020, 2019 and 2018 by each of PMI’s named executive officers (in thousands):

	Year	Salary ($)		Bonus ($)		Stock Awards ($) [1]	Option Awards ($) [1]		All Other Compensation ($) [2]	Totals ($)
Name and Principal Position
David Kimball	2020	$498	[3]	427	[4]	—	220	[5]	$12	$1,157
Chief Executive Officer	2019	500		450		—	—		14	$964
	2018	500		450		—	629		14	$1,593
Usama Ashraf	2020	409	[3]	268	[4]	—	42	[5]	14	$733
Chief Financial Officer	2019	428		289		—	40		14	$771
	2018	401		279		964	185		14	$1,843
Nasos Topakas	2020	352	[3]	228	[4]	—	32	[5]	14	$626
Chief Technology Officer	2019	368		249		—	—		14	$631
	2018	358		251		964	—		14	$1,587
Julie Hwang [6]	2020	320	[3]	179	[4]	—	36	[5]	10	$545
General Counsel and Secretary	2019	333		195		—	276		14	$818
	2018	285		174		—	315		11	$785
Ashish Gupta [7]	2020	302	[3]	127	[4]	—	8	[5]	10	$447
Chief Credit Officer	2019	308		111		—	41		14	$433
	2018	271		98		—	95		14	$383
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
3.Reflects the temporary reductions in base salaries implemented in response to the COVID-19 pandemic.
4.Bonus payouts were calculated based on our NEOs’ non-reduced base salaries and do not reflect the temporary reduction in base salaries implemented in response to the COVID-19 pandemic.
5.Represents the incremental fair value of options that were granted in prior periods and repriced in connection with the stock option reprice implemented in 2020. See the footnotes to the “2020 Grants of Plan-Based Awards” table below for more information about the reprice.
6.Ms. Hwang was promoted to General Counsel and Secretary of PMI in June 2018. Ms. Hwang's total compensation for 2018 includes a one-time retention bonus of $66,354.
7.Mr. Gupta was promoted to Chief Credit Officer of PMI in June 2018.

2020 Grants of Plan-Based Awards 1 , 2
None of PMI’s named executive officers received grants of plan-based awards in 2020. The following table sets forth certain information regarding the repricing of previous grants of plan-based awards to the listed PMI named executive officers during 2020 (dollar amounts in thousands, except per share information):

	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards ($) [3]
David Kimball	(4)	27,218,499	$0.02	(5)	$220
Usama Ashraf	(4)	5,137,719	$0.02	(5)	$42
Nasos Topakos	(4)	3,800,000	$0.02	(5)	$32
Julie Hwang	(4)	4,073,636	$0.02	(5)	$36
Ashish Gupta	(4)	949,200	$0.02	(5)	$8
1.The following columns are intentionally omitted from this table: Estimated Future Payouts under Non-Equity Incentive Plan Awards, and Estimated Future Payouts under Equity Incentive Plan Awards.
2.The equity awards granted to NEOs in 2020 were granted under, and governed by the terms of, PMI's 2015 Equity Incentive Plan and the applicable award agreements. See the footnotes to the Outstanding Equity Awards at 2020 Fiscal Year-End table below for a description of the vesting schedule of the equity awards granted in 2020 and reported in the table above.
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
4.On August 11, 2020, the Compensation Committee of the Board of Directors of PMI approved the repricing of all outstanding stock options held by employees and directors that had an exercise price above the then current fair market value of PMI’s common stock (the “Reprice”), effectively reducing the exercise price of such options to $0.02 per share. These options were granted in prior periods and repriced in connection with the Reprice.
5.The incremental fair value of the holder's eligible outstanding options as of the repricing date are as follows: $220,000 for Mr. Kimball; $42,000 for Mr. Ashraf; $32,000 for Mr. Topakos; $36,000 for Ms. Hwang; and $8,000 for Mr. Gupta.
CEO Pay Ratio
In accordance with Item 402(u) of Regulation S-K, PMI is providing the following information for the year ended December 31, 2020:
•The median of total compensation of all employees, excluding our CEO: $111,951;
•The annual total compensation of our CEO: $925,000; and
•The ratio of CEO total compensation to median employee total compensation: 8.26 to 1.
Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with the SEC pay ratio rules and methods for disclosure. In order to determine the median employee from a compensation perspective, PMI examined cash compensation (salary, wages and cash bonuses) paid for the 2020 calendar year for all employees, excluding our CEO, employed as of December 31, 2020 (the “Determination Date”). On the Determination Date, Prosper’s employee population consisted of 353 individuals, all of whom were located in the United States. This population consisted of our full-time, part-time, and temporary employees. We did not include any contractors or workers employed through a third-party provider in our employee population.
To identify the “median employee,” we utilized the amount of base salary, wages and cash bonus our employees received, as reflected in our payroll records through the Determination Date and annualized such amounts for any individual hired during 2020. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2020 to determine the median employee total compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and compared such total compensation to the total compensation of PMI’s CEO, as reported in the Summary Compensation Table.

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
In November 2020, PMI and Mr. Kimball executed a severance and change in control agreement that replaces any prior agreements regarding severance set forth in Mr. Kimball’s offer letter. The terms of Mr. Kimball’s severance and change in control agreement are described under “Post-Employment Compensation” above.
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
In addition to the terms of Mr. Ashraf's offer letter, in January 2018, the Compensation Committee approved a one-time retention bonus payment in an amount equal to 25% of his base salary. In August 2018, in connection with Mr. Ashraf's expanded scope of responsibilities in the role of Chief Financial Officer, the Compensation Committee increased his annual performance bonus target from 50% to 60% of his base salary. In March 2019, the Compensation Committee increased Mr. Ashraf's annual performance bonus target to 75% of his annual base salary. In March 2020, the Compensation Committee confirmed Mr. Ashraf's annual performance bonus target for 2020 would remain at 75% of his annual base salary. On February 24, 2021, Mr. Ashraf was appointed as President of PMI effective March 1, 2021. In connection with his appointment, Mr. Ashraf: (i) will be eligible to receive an annual performance bonus in a target amount of 85% of his base salary; and (ii) was granted option to purchase 2,000,000 shares of PMI's common stock at an exercise price equal to the fair market value of the common stock on the grant date. The option will vest over a four year period, subject to and in accordance with the terms of the stock option agreement.
In November 2020, PMI and Mr. Ashraf executed a severance and change in control agreement that replaces any prior agreements regarding severance set forth in Mr. Ashraf’s offer letter. The terms of Mr. Ashraf’s severance and change in control agreement are described under “Post-Employment Compensation” above.
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
In addition to the terms of Mr. Topakas' amended offer letter, in January 2018, the Compensation Committee approved a one-time retention bonus payment in an amount equal to 25% of his base salary. In March 2019, the Compensation Committee increased Mr. Topakas’s annual performance bonus target to 75% of his annual base salary. In March 2020, the Compensation Committee confirmed Mr. Topakas’s annual performance bonus target for 2020 would remain at 75% of his annual base salary.
In November 2020, PMI and Mr. Topakas executed a severance and change in control agreement that replaces any prior agreements regarding severance set forth in Mr. Topakas’s offer letter. The terms of Mr. Topakas’s severance and change in control agreement are described under “Post-Employment Compensation” above.
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
In addition to the terms of Ms. Hwang's offer letter (including the one-time retention bonus set forth therein), in January 2018, the Compensation Committee approved a one-time retention bonus in an amount equal to 35% of her base salary. In March 2019, the Compensation Committee increased Ms. Hwang's annual performance bonus target to 65% of her annual base salary. In March 2020, the Compensation Committee confirmed Ms. Hwang’s annual performance bonus target for 2020 would remain at 65% of her annual base salary.
In November 2020, PMI and Ms. Hwang executed a severance and change in control agreement that replaces any prior agreements regarding severance set forth in Ms. Hwang’s offer letter. The terms of Ms. Hwang’s severance and change in control agreement are described under “Post-Employment Compensation” above.
Ashish Gupta. In April 2017, PMI entered into an offer letter with Mr. Gupta in connection with his appointment as Senior Director of Credit Strategy. In addition to his initial base salary and equity grant, Mr. Gupta's offer letter provided for (i) a one-time sign-on bonus of $35,000, subject to certain repayment requirements in the event of Mr. Gupta's termination from PMI within 12 months of his employment; (ii) eligibility to receive an annual performance bonus in a target amount of 40% of his base salary; (iii) reimbursement of certain relocation expenses; and (iv) eligibility to participate in the benefit programs generally available to employees of PMI. In March 2020, Mr. Gupta’s annual performance bonus target was increased to 50% of his annual base salary.
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
As of December 31, 2020, an aggregate of 99,870,535 options to purchase our common stock were outstanding or authorized for issuance under the Equity Plans. Of these outstanding and authorized options, a total of 72,915,449 options and 4,423,136 restricted stock units were outstanding under the Equity Plans and 22,531,950 equity awards were available for grant under the 2015 Plan. No equity awards are available for grant under the 2005 Plan. As of December 31, 2020, an aggregate of 71,198,675 options granted under the 2015 Plan were forfeited. As of December 31, 2020, 52,630,099 options under the Equity Plans were vested and outstanding and 46,873,087 were exercised.
The NEOs identified herein have been granted equity awards upon employment with PMI, for merit increases, and for retention purposes.

Outstanding Equity Awards at 2020 Fiscal Year End
The following table sets forth certain information regarding outstanding equity awards granted to PMI’s named executive officers (“NEOs”) that remained outstanding as of December 31, 2020:

	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) [1]
David Kimball	5/3/2016	12	3/18/2016	1,410,925	—	0.02	5/3/2026	—
	5/3/2016	3	3/18/2016	—	—	—	—	705,465
	6/17/2016	4	4/28/2016	2,115,703	—	0.02	6/17/2026	—
	3/17/2017	5	12/1/2016	21,156,579	—	0.02	3/17/2027	—
	3/20/2018	2	3/1/2018	1,743,013	792,279	0.02	3/20/2028	—
Usama Ashraf	3/17/2017	10	2/27/2017	3,255,690	141,552	0.02	3/17/2027	—
	11/7/2017	10	2/27/2017	385,976	16,782	0.02	11/7/2027	—
	3/20/2018	7	3/1/2018	—	—	—	—	1,784,793
	8/8/2018	10	7/1/2018	506,121	331,598	0.02	8/8/2028	—
	11/5/2019	10	11/5/2019	135,416	364,584	0.02	11/5/2029
Nasos Topakas	11/7/2017	10	4/17/2017	3,483,333	316,667	0.02	11/7/2027	—
	3/20/2018	7	3/1/2018	—	—	—	—	1,784,793
Julie Hwang	11/4/2015	10	8/31/2015	150,000	—	0.02	11/4/2025	—
	5/3/2016	11	4/28/2016	60,650	—	0.02	5/3/2026	—
	3/17/2017	10	1/1/2017	60,218	1,282	0.02	3/17/2027	—
	3/20/2018	10	3/1/2018	150,253	68,297	0.02	3/20/2028	—
	8/8/2018	10	6/1/2018	740,461	444,277	0.02	8/8/2028	—
	5/7/2019	10	3/1/2019	611,711	786,487	0.02	5/7/2029	—
	11/5/2019	10	11/5/2019	270,833	729,167	0.02	11/5/2029	—
Ashish Gupta	11/7/2017	8	5/30/2017	129,179	15,021	0.02	11/7/2027	—
	3/20/2018	8	3/1/2018	158,125	71,875	0.02	3/20/2028	—
	3/20/2018	8	3/1/2018	103,125	46,875	0.02	3/20/2028	—
	5/7/2019	8	3/1/2019	54,687	70,313	0.02	5/7/2029	—
	11/5/2019	8	11/5/2019	81,250	218,750	0.02	11/5/2029	—
1.Represents restricted stock units (“RSUs”), in each case that remained unvested as of December 31, 2020.
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
10.This option vests over four years, with 1/4 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following three years, except that, in the event the NEO is terminated without cause, or if Optionee resigns for Good Reason, in each case within 12 months of a Corporate Transaction, any unvested options will vest in full immediately.
11.This option vests over three years, with 1/36 vesting on the one month anniversary of the applicable Vesting Commencement Date and 1/36 vesting each month thereafter for the following two years, except that, in the event the NEO is terminated without cause, or if Optionee resigns for Good Reason, in each case within 12 months of a Corporate Transaction, any unvested options will vest in full immediately.
12.This option vests over four years, with 1/4 vesting on the first anniversary of the applicable vesting commencement date set forth in the table above (the “Vesting Commencement Date”) and 1/48 vesting each month thereafter for the following three years, provided that, any unvested options will vest in full immediately prior to the effective time of a Corporate Transaction.
The following table sets forth information regarding equity awards held by PMI's named executive officers that were exercised, vested or settled during 2020 (dollar amounts in thousands):

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting/Settlement ($)
David Kimball	—	—	—	—
Usama Ashraf	—	—	—	—
Nasos Topakas	—	—	—	—
Julie Hwang	—	—	—	—
Ashish Gupta	—	—	—	—
Potential Payments Upon Termination or a Change In Control of PMI
The following table provides the estimated value of the payments that PMI would provide to its named executive officers in connection with a change in control of PMI and/or a termination of employment. In determining amounts payable, we have assumed in all cases that the change in control or termination of employment, as applicable, occurred on December 31, 2020. With respect to a termination of employment, we have assumed in all cases that the termination was without cause.

Name	Cash Severance ($)	Number of Unvested Options (#)	Estimated Value of Unvested Options at December 31, 2020 ($)	Number of Unvested RSUs and Stock Awards (#)	Estimated Value of Unvested RSUs and Stock Awards at December 31, 2020 ($)	Total Estimated Value ($)
	(dollar amounts in thousands)

David Kimball
Involuntary Termination or Resignation for Good Reason	$1,048	—	—	—	—	$1,048
Change in Control	—	792,279	32	705,465	42	74
Involuntary Termination or Resignation for Good Reason following Change in Control	1,795	—	—	—	—	1,795
Usama Ashraf
Involuntary Termination or Resignation for Good Reason	754	—	—	—	—	754
Change in Control	—	—	—	1,784,793	107	107
Involuntary Termination or Resignation for Good Reason following Change in Control	1,367	854,516	34	—	—	1,401
Nasos Topakas
Involuntary Termination or Resignation for Good Reason	634	—	—	—	—	634
Change in Control	—	—	—	1,784,793	107	107
Involuntary Termination or Resignation for Good Reason following Change in Control	1,162	316,667	13	—	—	1,175
Julie Hwang
Involuntary Termination or Resignation for Good Reason	543	—	—	—	—	543
Change in Control	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	1,023	2,029,510	81	—	—	1,104
Ashish Gupta
Involuntary Termination or Resignation for Good Reason	—	—	—	—	—	—
Change in Control	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	—	—	—	—	—	—
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2020, Claire A. Huang, Thomas R. Kearney (who was appointed to the Compensation Committee effective as of May 19, 2020), Patrick W. Grady (who resigned from PMI’s Board of Directors effective as of May 19, 2020), and Mason Haupt (who resigned from PMI’s Board of Directors effective as of April 20, 2020)

served as members of the Compensation Committee. None of these directors is or has been an officer or employee of PMI at any time or had any relationship with PMI requiring disclosure by PMI under Item 404 of Regulation S-K. During the fiscal year ended December 31, 2020, none of PMI's executive officers served as a member of the Board of Directors or Compensation Committee (or other board committee serving an equivalent function) of any unrelated entity that had one or more of its executive officers serving on PMI’s Board of Directors or Compensation Committee (or other board committee serving an equivalent function).
Director Compensation
The following table shows compensation for the year ended December 31, 2020 to PMI’s directors who were not also named executive officers at the time they received compensation as directors (in thousands):

	Fees earned or paid in cash ($)	Equity awards ($)	Total
Patrick W. Grady (1)	$—	$—	$—
Rajeev V. Date	$75	$—	$75
Nigel W. Morris (1)	$37.5	$—	$37.5
Mason Haupt (2)	$—	$—	$—
Claire A. Huang (3)	$75	$—	$75
Thomas R. Kearney (4)	$48	$20	$68
1.Each of Messrs. Grady and Morris resigned as a director of PMI effective May 14, 2020.
2.Mr. Haupt resigned as a director of PMI effective April 20, 2020.
3.Ms. Huang held 250,000 unvested stock options at December 31, 2020.
4.Mr. Kearney was appointed as a director of PMI effective May 15, 2020.

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
Claire A. Huang, Chairwoman
Thomas R. Kearney
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Prosper Marketplace, Inc.
The following table sets forth information regarding the beneficial ownership of PMI’s Common Stock as of March 1, 2021, by:
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
Percentage ownership calculations are based on 269,891,000 shares of Common Stock outstanding as of March 1, 2021, assuming the conversion of all of PMI’s convertible preferred stock, but excluding any outstanding stock options or warrants. Each share of PMI preferred stock is convertible at any time at the discretion of the holder. Shares of PMI’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock convert into shares of PMI Common Stock at a ratio of 1 to 1. Shares of PMI’s Series A-1 Preferred Stock convert into shares of PMI Common Stock at a ratio of 1,000,000 to 1. Shares of PMI’s Series G Preferred Stock convert into shares of PMI common stock at a ratio of 1 to 1.36.

In computing the number of shares of Common Stock beneficially owned by a person or entity and the percentage ownership of that person or entity, PMI deemed outstanding all shares of Common Stock subject to options and warrants held by that person or entity that are currently exercisable or vesting within 60 days of March 1, 2021. PMI did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1.0% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners and officers are in care of Prosper Marketplace, Inc., 221 Main Street, 3rd Floor, San Francisco, CA 94105.

	Number of Shares Owned[1]	Number of Shares Underlying Options, and Warrants Exercisable Currently or Within 60 Days[2]	Total Number of Shares Beneficially Owned[3]	Beneficial Ownership Percentage
Directors and Executive Officers
Rajeev V. Date[4]	26,115	905,349	931,464	*
Thomas R. Kearney	—	—	—	—
Claire A. Huang	—	833,333	833,333	*
David Kimball	—	26,690,313	26,690,313	9.00%
Usama Ashraf	—	4,570,467	4,570,467	1.67%
Nasos Topakas	—	3,800,000	3,800,000	1.39%
Julie Hwang	—	2,420,562	2,420,562	*
Ashish Gupta	—	615,986	615,986	*
All directors and executive officers as a group[5]	26,115	39,836,010	39,862,125	12.87%

5% Shareholders
Francisco Partners[6]	17,413,325	35,544,141	52,957,466	17.34%
Newport Trust Company[7]	51,247,915	—	51,247,915	18.99%
LPG Capital GP Limited[8]	50,776,886	—	50,776,886	18.81%
Soros Fund Management LLC[9]	723,902	52,081,959	52,805,861	16.40%
Accel Partners[10]	24,320,667	—	24,320,667	9.01%
IDG Capital Partners[11]	24,320,667	—	24,320,667	9.01%
JPF LLC[12]	—	41,833,904	41,833,904	13.42%
New Residential Investment Corp.[13]	1	41,833,904	41,833,905	13.42%
Third Point Ventures LLC[14]	—	41,833,904	41,833,904	13.42%
* Less than 1%
1.Includes shares of Common Stock (including Common Stock issuable upon the conversion of preferred stock) owned directly or indirectly, but does not include shares subject to options and warrants.
2.Includes shares subject to options or warrants owned directly or indirectly that are currently exercisable or will become exercisable within 60 days of March 1, 2021.

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
4.Consists of 905,349 shares of Common Stock issuable upon the exercise of stock options and 26,115 shares of Common Stock issuable upon the conversion of preferred stock held by Mr. Date or his affiliate.
5.Consists of 39,836,010 shares of Common Stock issuable upon the exercise of stock options and 26,115 shares of Common Stock issuable upon the exercise and conversion of the preferred stock warrants.
6.Represents 17,413,325 shares of Common Stock issuable upon the conversion of preferred stock held by Francisco Partners through certain of its affiliates and 35,544,141 shares of Common Stock issuable upon the exercise and conversion of the preferred stock warrant held by Francisco Partners through certain of its affiliates. Francisco Partners is deemed to have voting and investment power over these shares. The address for Francisco Partners is One Letterman Drive, Building C – Suite 410, San Francisco, CA 94129
7.Represents 51,247,915 shares of Common Stock issuable upon the conversion of preferred stock held by Prosper Grantor Trust. Prosper Grantor Trust is a wholly-owned subsidiary of Prosper Marketplace, Inc. and as such, Prosper Marketplace Inc. holds sole voting power over such shares. Newport Trust Company, as trustee for Prosper Grantor Trust, is deemed to be an indirect beneficial owner of such shares. The address for Newport Trust Company is 45 South 7th Street, Suite 2208, Minneapolis, MN 55402.
8.Represents 50,776,886 shares of Common Stock issuable upon the conversion of preferred stock held by LPG Capital through certain of its affiliates. LPG Capital l is deemed to have voting and investment power over the shares. The address for LPG Capital is 199-203 Hennessy Road, Flat 1002, Hong Kong, China.
9.Consists of (i) 2 shares of Common Stock issuable upon the conversion of preferred stock and 51,838,421 shares of Common Stock issuable upon the exercise and conversion of the preferred stock warrants, in each case, held by QPL Holdings (PF) LP, a Delaware limited partnership (the “QPL Shares”); (ii) 243,538 shares of Common Stock issuable upon the exercise and conversion of the preferred stock warrants held by QPB Holdings Ltd., a Cayman Islands exempted company (the “QPB Shares”); and (iii) 723,900 shares of Common Stock issuable upon the conversion of preferred stock held by Quantum Strategic Partners Ltd., a Cayman Islands exempted company (the “Quantum Strategic Shares”).
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
10.Represents 5,703,470 shares of Common Stock and 7,245,859 shares of Common Stock issuable upon the conversion of preferred stock held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); 3,498,765 shares of Common Stock and 4,722,733 shares of Common Stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (the “IDG Shares”); and 877,185 shares of Common Stock and 2,272,655 shares of Common Stock issuable upon the conversion of preferred stock held by Breyer Capital, LLC and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Shares”). Accel Partners is deemed to have voting and investment power over the Accel Shares. Accel Partners is an affiliate of IDG Capital Partners and may also therefore be deemed to share voting and investment power over the IDG Shares. Mr. Breyer is a partner of Accel Partners and therefore Accel Partners may also be deemed to share voting and investment power over the Breyer Shares. Accel Partners disclaims beneficial ownership of the IDG Shares and Breyer Shares except to the extent of its pecuniary interest therein. The address of Accel Partners is 428 University Avenue, Palo Alto, California 94301.
11.Represents 3,498,765 shares of Common Stock and 4,722,733 shares of Common Stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (“IDG Shares”); 5,703,470 shares of common stock and 7,245,859 shares of common stock issuable upon the conversion of preferred held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); and 877,185 shares of Common Stock and 2,272,655 shares of Common Stock issuable upon the conversion of preferred stock held by Breyer Capital, LLC and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Shares”). IDG Capital Partners is deemed to have voting and investment power over the IDG Shares. IDG Capital Partners is an affiliate of Accel Partners and may also therefore be deemed to share voting and investment power over the Accel Shares. Mr. Breyer is a partner of Accel

Partners, which is an affiliate of IDG Capital Partners, and therefore IDG Capital Partners may also be deemed to share voting and investment power over the Breyer Shares. IDG Capital Partners disclaims beneficial ownership of the Accel Shares and Breyer Shares except to the extent of its pecuniary interest therein. The address for IDG Capital Partners is 99 Queen’s Road Central, Unit 1509, The Center, Hong Kong, China.
12.Represents 41,833,904 shares of common stock issuable upon the exercise and conversion of the preferred stock warrant held by JPF LLC. JPF LLC has shared voting power and shared investment power with its parent, Jefferies Funding LLC, Jefferies Funding LLC’s parent, Jefferies Group LLC, and Jefferies Group LLC’s parent, Jefferies Financial Group Inc. The address for JPF LLC is 520 Madison Avenue, New York, NY 10022.
13.Consists of (i) 1 share of Common Stock issuable upon the conversion of preferred stock, held directly by New Residential Investment Corp.; and (ii) 41,833,904 shares of common stock issuable upon the exercise and conversion of the preferred stock warrant held by NRZ PRO Warrant LLC (the “NRZ Shares”). NRZ Pro Warrant LLC is an indirect, wholly-owned subsidiary of New Residential Investment Corp. New Residential Investment Corp. is deemed to have voting and investment power over the NRZ Shares. The address for New Residential Investment Corp. is 1345 Avenue of the Americas, 45th Floor, New York, NY 10105.
14.Represents 41,833,904 shares of common stock issuable upon the exercise and conversion of the preferred stock warrant held by Third Point Ventures LLC. Third Point LLC, as investment manager of Third Point Ventures LLC, has voting power over such shares. The address for Third Point Ventures LLC is 55 Hudson Yards, New York, NY 10001.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information, as of December 31, 2020, with respect to shares of PMI Common Stock that may be issued under PMI’s existing equity compensation plans.

	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, RSUs and rights[1]	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2005 Stock Plan, as amended and restated	1,977,100	$0.02	—
Prosper Marketplace, Inc. 2015 Equity Incentive Plan, as amended	75,361,485	0.02	22,531,950

Equity compensation plans not approved by stockholders:
Outstanding common stock warrants	1,080,349	0.22	—
Total potential shares	78,418,934	$0.02	22,531,950
1.Includes option and RSU issuances to employees, directors and certain consultants, advisors or vendors; however, it does not include warrants granted to outside individuals, consultants, advisors and vendors.
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
For more information regarding these transactions, please see Note 16, Consortium Purchase Agreement, of Prosper's Notes to Consolidated Financial Statements.
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
93

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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Prosper Marketplace, Inc. and Prosper Funding LLC
Deloitte & Touche LLP (“Deloitte”) served as PMI and PFL’s independent registered public accounting firm for the fiscal year ended December 31, 2020 and is serving in such capacity for the current fiscal year. Deloitte was engaged in October 2014.
The aggregate fees billed by Deloitte for professional services to PMI and PFL were $2,132 thousand and $2,045 thousand in December 31, 2020 and 2019, respectively.
Audit Fees
The aggregate fees billed by Deloitte for professional services rendered for PMI and PFL for the audit of annual financial statements, the review of the quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were $1,785 thousand and $1,666 thousand in 2020 and 2019, respectively.
Audit Related Fees
The aggregate fees billed by Deloitte for professional assurance and related services reasonably related to the performance of the audit of the PMI and PFL’s financial statements, but not included under Audit Fees were $275 thousand and $347 thousand in 2020 and 2019, respectively. These fees include the service organization control readiness assessment and service organization control assessment.
94

Tax Fees
The aggregate fees billed by Deloitte for 2020 and 2019 for professional services for tax compliance, tax advice and tax planning were $0 and zero in 2020 and 2019.
All Other Fees
Deloitte billed $72 thousand and $32 thousand, in 2020 and 2019, respectively, related to fees not included in “Audit”, “Audit Related Fees” or “Tax Fees.”
95

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Reports of Independent Registered Public Accounting Firms
(a1) Report of Independent Registered Public Accounting Firm for PMI
(a2) Report of Independent Registered Public Accounting Firm for Prosper Funding LLC
(b) Documents List

96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Prosper Marketplace Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Prosper Marketplace Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, other comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Borrower Loans, Loans Held for Sale, Certificates Issued by Securitization Trust, at Fair Value—Refer to Notes 2, 4 and 7 to the financial statements
Critical Audit Matter Description
The Company measures Borrower Loans, Loans Held for Sale, and Certificates Issued by Securitization Trust at fair value which are classified as Level 3 instruments. As of December 31, 2020, Borrower Loans were $378.3 million, Loans Held for Sale were $274.6 million, and Certificates Issued by Securitization Trust were $22.9 million. The Company estimates the fair value using discounted cash flow valuation methodologies incorporating significant unobservable inputs and valuation assumptions that are reflective of management’s own estimates of assumptions that market participants would use in pricing the instruments and requires significant management judgment or estimate. The main assumptions used to value the Borrower Loans, Loans Held for Sale, and Certificates Issued by Securitization Trust include default rates and prepayment rates derived from historical performance and discount rates applied to each credit grade of the loans.
Auditing the methodology and unobservable inputs, specifically, the unobservable inputs related to the discount rate, default rate and prepayment rate, used by management to estimate the fair value of Borrower Loans, Loans Held for Sale, and Certificates Issued by Securitization Trust required a high degree of auditor judgment and subjectivity and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of Borrower Loans, Loans Held for Sale, and Certificates Issued by Securitization Trust at fair value including unobservable inputs used by management to estimate the fair value included the following key procedures:

•With the assistance of our fair value specialists, we evaluated the Company’s valuation methodologies, assumptions, underlying data and fair value results.
•With the assistance of our fair value specialists, we developed independent estimates of fair value and compared our estimates to the Company’s estimates.
Valuation of Servicing Assets—Refer to Notes 2, 5 and 7 to the financial statements
Critical Audit Matter Description
The Company measures Servicing Assets at fair value which are classified as Level 3 instruments. As of December 31, 2020, Servicing Assets were $9.2 million. The Company estimates the fair value using a discounted cash flow valuation methodology incorporating significant unobservable inputs and valuation assumptions that are reflective of management’s own estimates of assumptions that market participants would use in pricing the instruments and requires significant management judgment or estimation. Significant unobservable inputs used in the valuation methodology include the market servicing rate, discount rate, default rate and prepayment rate.

Auditing the significant unobservable inputs used by management to estimate the fair value of Servicing Assets required a high degree of auditor judgment and subjectivity and an increased extend of effort, including the need to involve our fair value specialist.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of Servicing Assets at fair value including unobservable inputs used by management to estimate the fair value included the following key procedures:
•With the assistance of our fair value specialists, we evaluated the Company’s valuation methodology, assumptions, underlying data and fair value results.
•With the assistance of our fair value specialists, we developed an independent estimate of fair value and compared our estimate to the Company’s estimate.
•We evaluated the reasonableness of the market rate of servicing assumption used in developing the fair value estimate of the Servicing Assets.
Valuation of Convertible Preferred Stock Warrant Liability—Refer to Notes 2 and 12 to the financial statements
Critical Audit Matter Description
Convertible Preferred Stock Warrants are recorded at fair value and subject to remeasurement to fair value at each balance sheet date. As of December 31, 2020, Convertible Preferred Stock Warrant Liability was $112.3 million. To estimate the fair value of the Convertible Preferred Stock Warrants, the Company determines the business enterprise value of the Company using a variety of valuation methods, including recent transactions in the Company’s stock, discounted cash flow models and market based methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the business enterprise value has been estimated, an option pricing model is used to allocate the value to the various classes of equity, including preferred stock. The concluded per share value for the Convertible Preferred Stock Warrants is then determined using a Black-Scholes option pricing model.

Auditing the valuation methods used by management to estimate the fair value of the Convertible Preferred Stock Warrants, including recent transactions to repurchase the Company’s Convertible Preferred Stock, required a high degree of auditor judgment and subjectivity and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the Convertible Preferred Stock Warrant Liability included the following key procedures, among others:

•With the assistance of our fair value specialists, we evaluated the Convertible Preferred Stock Warrant valuation methodology, assumptions, and fair value results.

•With the assistance of our fair value specialists, we evaluated the valuation methods, including consideration of recent repurchase transactions, and whether management’s assumptions were reasonable.

/s/ DELOITTE & TOUCHE LLP

San Francisco, CA

March 12, 2021

We have served as the Company’s auditor since 2014.

Prosper Marketplace, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets:
Cash and Cash Equivalents	$50,145	$64,635
Restricted Cash (1)	163,723	155,773
Accounts Receivable (1)	605	1,695
Loans Held for Sale, at Fair Value (1)	274,621	142,026
Borrower Loans, at Fair Value (1)	378,263	634,019
Property and Equipment, Net	28,446	31,296
Prepaid and Other Assets (1)	5,196	5,694
Servicing Assets	9,242	12,602
Goodwill	36,368	36,368
Intangible Assets, Net	500	720
Total Assets	$947,109	$1,084,828
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$17,876	$19,937
Payable to Investors	124,094	101,092
Notes, at Fair Value	208,379	244,171
Notes Issued by Securitization Trust (1)	156,782	347,662
Certificates Issued by Securitization Trust, at Fair Value (1)	22,917	52,168
Warehouse Lines (1)	242,479	131,583
Other Liabilities	25,057	21,726
Convertible Preferred Stock Warrant Liability	112,319	149,996
Total Liabilities	$909,903	$1,068,335
Commitments and Contingencies (see Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of December 31, 2020 and December 31, 2019; 209,613,570 shares issued and outstanding as of December 31, 2020 and December 31, 2019. Aggregate liquidation preference of $370,456 as of December 31, 2020 and 2019.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 12), 51,247,915 and zero shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	(2,381)	—
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 70,075,307 shares issued and 69,139,372 shares outstanding as of December 31, 2020; 69,387,836 shares issued and 68,451,901 shares outstanding as of December 31, 2019	215	208
Additional Paid-In Capital	155,952	151,416
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(415,911)	(434,462)
Total Stockholders' Deficit	$(283,161)	$(306,255)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$947,109	$1,084,828

(1) Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.
The accompanying notes are an integral part of these consolidated financial statements.

The following table presents the assets and liabilities of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. See Note 6 - Securitizations and Note 10 - Debt, to Notes to Consolidated Financial Statements for additional information.

	December 31,
	2020	2019
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$25,203	$39,118
Accounts Receivable	—	73
Loans Held for Sale, at Fair Value	274,621	142,026
Borrower Loans, Held at Fair Value	168,593	388,882
Prepaid and Other Assets	2,043	2,928
Total assets of consolidated variable interest entities	$470,460	$573,027
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trust	$156,782	$347,662
Certificates Issued by Securitization Trust, at Fair Value	22,917	52,168
Warehouse Lines	242,479	131,583
Total liabilities of consolidated variable interest entities	$422,178	$531,413
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Operating Revenues:
Transaction Fees, Net	$67,335	$119,282	$123,373
Servicing Fees, Net	18,517	23,406	29,025
Gain on Sale of Borrower Loans	4,816	10,946	13,147
Fair Value of Warrants Vested on Sale of Borrower Loans	—	(17,553)	(72,316)
Other Revenues	2,711	5,953	4,697
Total Operating Revenues	93,379	142,034	97,926
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	104,150	100,786	57,716
Interest Expense on Financial Instruments	(60,127)	(63,736)	(45,886)
Total Interest Income (Expense), Net	44,023	37,050	11,830
Change in Fair Value of Financial Instruments, Net	(34,166)	(25,514)	(5,395)
Total Net Revenue	103,236	153,570	104,361
Expenses:
Origination and Servicing	29,897	34,915	35,116
Sales and Marketing	29,259	73,824	77,997
General and Administrative	63,384	71,588	72,371
Impairment Expenses	445	—	—
Restructuring Charges, Net	—	34	1,762
Change in Fair Value of Convertible Preferred Stock Warrants	(37,677)	(11,235)	(45,003)
Other (Income) Expense, Net	(639)	(1,945)	1,891
Total Expenses	84,669	167,181	144,134
Net Income (Loss) Before Income Taxes	18,567	(13,611)	(39,773)
Income Tax Expense	(16)	(100)	(172)
Net Income (Loss)	$18,551	$(13,711)	$(39,945)
Plus: Return on Share Purchase	2,381	1,066	—
Less: Net Income Allocated to Participating Securities	(15,172)	—	—
Net Income (Loss) Attributable to Common Stockholders	$5,760	$(12,645)	$(39,945)
Net Income (Loss) Per Share – Basic	$0.08	$(0.18)	$(0.57)
Net Income (Loss) Per Share – Diluted	$0.02	$(0.18)	$(0.57)
Weighted-Average Shares – Basic	68,592,557	70,511,605	70,384,501
Weighted-Average Shares – Diluted	306,673,586	70,511,605	70,384,501
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Other Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net Income (Loss)	$18,551	$(13,711)	$(39,945)
Other Comprehensive Income, Before Tax:
Change in Net Unrealized (Loss) Gain on Available for Sale Investments, at Fair Value	—	13	60
Other Comprehensive Income, Before Tax	—	13	60
Income Tax Effect	—	—	—
Other Comprehensive Income, Net of Tax	—	13	60
Comprehensive Income (Loss), Net of Tax	$18,551	$(13,698)	$(39,885)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018	214,637,925	$323,793	—	$—	75,468,234	$228	(5,177,235)	$(23,417)	$136,653	$(73)	$(380,806)	$(267,415)
Exercise of vested stock options	—	—	—	—	176,011	1	—	—	27	—	—	28
Restricted stock vested	—	—	—	—	—	—	—	—	13	—	—	13
Exercise of warrants	—	—	—	—	8,200	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	8,793	—	—	8,793
Change in net unrealized loss on Available for Sale Investments, at Fair Value	—	—	—	—	—	—	—	—	—	60	—	60
Net Loss	—	—	—	—	—	—	—	—	—	—	(39,945)	(39,945)
Balance at December 31, 2018	214,637,925	323,793	—	—	75,652,445	229	(5,177,235)	(23,417)	145,486	(13)	(420,751)	(298,466)
Repurchase of Common Stock	—	—	—	—	(2,196,665)	(22)	—	—	22	—	—	—
Repurchase of Convertible Preferred Stock	(5,024,355)	(1,045)	—	—	—	—	—	—	1,045	—	—	1,045
Exercise of vested stock options	—	—	—	—	173,356	1	—	—	24	—	—	25
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,839	—	—	4,839
Change in net unrealized loss on Available for Sale Investments, at Fair Value	—	—	—	—	—	—	—	—	—	13	—	13
Net Loss	—	—	—	—	—	—	—	—	—	—	(13,711)	(13,711)
Balance at December 31, 2019	209,613,570	$322,748	—	$—	73,629,136	$208	(5,177,235)	$(23,417)	$151,416	$—	$(434,462)	$(306,255)
Exercise of vested stock options	—	—	—	—	687,471	7	—	—	8	—	—	15
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,147	—	—	2,147
Purchase of Convertible Preferred Stock by consolidated VIE Prosper Grantor Trust (Note 12)	—	—	(51,247,915)	(2,381)	—	—	—	—	2,381	—	—	2,381
Net Income	—	—	—	—	—	—	—	—	—	—	18,551	18,551
Balance at December 31, 2020	209,613,570	$322,748	(51,247,915)	$(2,381)	74,316,607	$215	(5,177,235)	$(23,417)	$155,952	$—	$(415,911)	$(283,161)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$18,551	$(13,711)	$(39,945)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments, Net	34,160	27,306	5,307
Depreciation and Amortization	8,349	7,676	9,968
Amortization of Operating Lease Right-of-Use Asset	3,487	3,494	—
Impairment of Operating Lease Right-of-Use Asset	445	—	—
Gain on Sale of Borrower Loans	(5,830)	(11,924)	(13,171)
Change in Fair Value of Servicing Rights	9,189	12,476	13,148
Stock-based Compensation Expense	1,913	4,529	8,401
Restructuring Liability	—	—	1,576
Fair Value of Warrants Vested on Sale of Borrower Loans	—	17,552	72,317
Change in Fair Value of Convertible Preferred Stock Warrants	(37,677)	(11,235)	(45,004)
Other, Net	1,675	1,118	(1,281)
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,338,082)	(2,320,560)	(2,365,431)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,254,474	2,241,569	2,178,498
Accounts Receivable	1,090	3,424	(4,435)
Prepaid and Other Assets	498	1,350	4,581
Accounts Payable and Accrued Liabilities	(2,187)	(106)	7,566
Payable to Investors	23,002	(26,446)	(4,894)
Other Liabilities	(5,391)	(4,590)	(3,683)
Net Cash Used in Operating Activities	(32,334)	(68,078)	(176,482)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(133,644)	(170,328)	(177,101)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	279,658	254,845	175,117
Purchases of Property and Equipment	(8,359)	(10,312)	(5,889)
Purchases of Available for Sale Investments, at Fair Value	—	(1,488)	(23,266)
Maturities of Available for Sale Securities	—	23,763	54,750
Net Cash Provided by Investing Activities	137,655	96,480	23,611
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	133,228	171,138	176,830
Payments of Notes Held at Fair Value	(149,409)	(167,419)	(175,760)
Principal Payments on Notes Issued by Securitization Trust	(192,771)	(134,250)	—
Principal Payments on Certificates Issued by Securitization Trust	(22,136)	(13,770)	—
Proceeds from Securitization Issuance	—	8,962	—
Proceeds from Warehouse Lines	126,149	186,010	161,797
Principal payments on Warehouse Lines	(15,300)	(57,899)	—
Principal payments on financing lease	(84)	—	—
Proceeds from Paycheck Protection Program Loan	8,447	—	—
Payment for Debt Issuance Costs	—	(7,850)	(1,428)
Proceeds from Exercise of Stock Options	15	25	28
Net Cash (Used in) Provided by Financing Activities	(111,861)	(15,053)	161,467
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(6,540)	13,349	8,596
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	220,408	207,059	198,463
Cash, Cash Equivalents and Restricted Cash at End of the Year	$213,868	$220,408	$207,059

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$57,697	$60,642	$45,320
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$833	$707	$630
Right-of-use assets obtained in exchange for new financing lease obligation	$239	$—	$—
Non-Cash Investing Activity - Consolidation of Borrower Loans, at Fair Value	$—	$(391,383)	$—
Non-Cash Financing Activity- Issuance of Securitization Notes and Certificates	$—	$554,892	$—
Non-Cash Financing Activity- Derecognition of Warehouse Line Debt	$—	$(158,857)	$—

Reconciliation to Amounts on Consolidated Balance Sheets
Cash and Cash Equivalents	$50,145	$64,635	$57,945
Restricted Cash	163,723	155,773	149,114
Total Cash, Cash Equivalents and Restricted Cash	$213,868	$220,408	$207,059
The accompanying notes are an integral part of these consolidated financial statements.

PROSPER MARKETPLACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND BUSINESS
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
As of December 31, 2020, the marketplace is open to investors in 30 states and the District of Columbia. Additionally, as of December 31, 2020, the marketplace is open to borrowers in 48 states and the District of Columbia. Currently our marketplace does not operate internationally.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of PMI and its wholly owned subsidiaries including PFL, Prosper Healthcare Lending LLC (“PHL”), BillGuard, Inc. (“BillGuard”), and its consolidated VIEs including Prosper Warehouse I Trust (“PWIT”), Prosper Warehouse II Trust (“PWIIT”), Prosper Marketplace Issuance Trust, Series 2019-1 (“PMIT 2019-1”), Prosper Marketplace Issuance Trust, Series 2019-2 (“PMIT 2019-2”), Prosper Marketplace Issuance Trust, Series 2019-4 (“PMIT 2019-4”) and Prosper Grantor Trust (“PGT”). All intercompany balances and transactions between PMI and its subsidiaries have been eliminated in consolidation. PMI and PFL’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
Fair Value Measurement
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial instruments measured at fair value consist principally of Borrower Loans, Loans Held for Sale, Servicing Assets, Loan Trailing Fee Liabilities, Notes, Certificates Issued by Securitization Trust and Convertible Preferred Stock Warrant Liability. The estimated fair values of other financial instruments, including Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable, Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature. The estimated fair values of Paycheck Protection Program loan (Note 9 and 10), Notes Issued by Securitization Trust and Warehouse Lines do not approximate their carrying values due primarily to differences in the stated and market rates associated with these instruments.
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
The obligation to pay principal and interest on any series of Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of our servicing fee which is 1.0% of the outstanding balance. The fair value election for Notes and Borrower Loans allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to investors that are dependent upon borrower payments. As such, the fair value of a series of Notes is approximately equal to the fair value of the corresponding Borrower Loan, adjusted for the 1.0% servicing fee and the timing of loan purchase, Note issuance and borrower payments. As a result, the valuation of the Notes uses the same methodology and assumptions as the Borrower Loans, except that the Notes incorporate the 1.0% servicing fee and any differences in timing in payments. The effective interest rate associated with a group of Notes is less than the interest rate earned on the corresponding Borrower Loan due to the 1.0% servicing fee.
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
In 2019, Prosper began refinancing the purchase of Borrower Loans through the Whole Loan Channel through securitization transactions, which issued senior notes, risk retention interests, and residual certificates. Associated securitization trusts are deemed consolidated VIEs, and as a result the Borrower Loans held in the securitization trusts are included in “Borrower Loans, at Fair Value”, senior notes sold to third party investors in “Notes Issued by Securitization Trust”, and the risk retention interest and residual certificates held by third party investors in “Certificates Issued by Securitization Trust, at Fair Value” in the Consolidated Balance Sheets. Refer to Note 6 - Securitization for additional disclosures.
Prosper uses Warehouse Lines to purchase Loans Held for Sale that may be subsequently contributed to securitization transactions or sold to investors. Loans Held for Sale are included in “Loans Held for Sale, at Fair Value” in the Consolidated Balance Sheets. See Note 10 - Debt for more details on Warehouse Lines.
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

Servicing Assets
Prosper records Servicing Assets at their estimated fair values for servicing rights retained when Prosper sells Borrower Loans to unrelated third-party buyers. The change in fair value of Servicing Assets is recognized in Servicing Fees, Net. The gain or loss on a loan sale is recorded in Gain on Sale of Borrower Loans while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market servicing rate is recorded in Servicing Assets on the Consolidated Balance Sheets.
Prosper uses a discounted cash flow model to estimate the fair value of the loan Servicing Assets which considers the contractual projected servicing fee revenue that Prosper earns on the Borrower Loans, the estimated market servicing rates to service such loans, the prepayment rates, the default rates and the current principal balances of the Borrower Loans.
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

Goodwill and Intangibles
Goodwill associated with business combinations is computed by recognizing the portion of the purchase price that is not tied to individually identifiable and separately recognizable assets. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Annual impairment testing occurs on October 1. Impairment exists whenever the carrying value of Goodwill exceeds its implied fair value. Adverse changes in impairment indicators such as loss of key personnel, increased regulatory oversight or unplanned changes in operations could result in impairment. PMI did not recognize any Goodwill impairments during the years ended December 31, 2020, 2019 and 2018.
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
Convertible Preferred Stock Warrant Liability
Prosper has entered into varying arrangements with investors to issue preferred stock warrants in exchange for their participation as a purchaser of our notes. In all cases, these warrants are free standing financial instruments due to their status as legally detached and separately exercisable warrants without conditions requiring Prosper to repurchase those warrants or the underlying preferred shares. These freestanding warrants are accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Under ASC 480, vested freestanding warrants to purchase the Company’s convertible redeemable preferred stock are classified as a liability on the Consolidated Balance Sheets and carried at fair value because the warrants may conditionally obligate the Company to transfer assets at some point in the future. The Company records the warrants at fair value on issuance. The warrants are subject to remeasurement to fair value at each balance sheet date, and any change in their fair value is recognized as “Change in Fair Value of Convertible Preferred Stock Warrants” in the Consolidated Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants, the completion of a deemed liquidation event or the conversion of convertible redeemable preferred stock into Common Stock.
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

Transaction Fees
Prosper has a customer contract with WebBank to facilitate the origination of all Borrower Loans through Prosper’s marketplace. In exchange for these services, Prosper earns a transaction fee from WebBank that is recognized when performance is complete and upon the successful origination of a Borrower Loan. The transaction fee Prosper earns is determined by the term and credit grade of the Borrower Loan that is facilitated on Prosper’s marketplace, and ranges from 1.0% to 5.0% of the original principal amount of each Borrower Loan that WebBank originates.  Prosper records the transaction fee net of any fees paid to WebBank because Prosper does not receive an identifiable benefit from WebBank other than the borrower loan that has been recognized at fair value.
Servicing Fees
Investors who purchase Borrower Loans from Prosper typically pay Prosper a servicing fee which is generally set at 1.075% per annum of the outstanding principal balance of the borrower loan prior to applying the current payment. The servicing fee compensates Prosper for the costs incurred in servicing the borrower loan, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. Prosper records Servicing Fees from investors as a component of operating revenue when received.
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
Interest Income on Borrower Loans and Loans Held for Sale and Interest Expense on Financial Instruments
Prosper recognizes interest income on Borrower Loans and Loans Held for Sale using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding Notes, at Fair Value, Notes Issued by Securitization Trust, Certificates Issued by Securitization Trust, and Warehouse Lines based on the contractual interest rates.
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
As of December 31, 2020, Prosper had no contract assets, contract liabilities or deferred contract costs. As of December 31, 2020, Prosper had no unsatisfied performance obligations related to Transaction Fees or Other Revenues.
Advertising Costs
Advertising costs are expensed when incurred and are included in “Sales and Marketing” expense in the accompanying Consolidated Statements of Operations. Prosper incurred advertising costs of $6.8 million, $32.8 million and $48.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Other (Income) Expense, Net
Other (Income) Expense, Net includes interest income from Available for Sale Investments, sublease income, SEC settlement costs and contract termination costs that are expected to be non-recurring and not part of restructuring activities.
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
Comprehensive Income
Marketable debt securities are generally considered available-for-sale and are carried at fair value, based on quoted market prices or other readily available market information. Gains and losses are recognized when realized using the specific identification method and included in “Other (Income) Expense, Net” in the Consolidated Statements of Operations. Unrealized gains and losses, net of taxes, are included in Accumulated Other Comprehensive Income, which is reflected as a separate component of Stockholders’ Deficit in Prosper's Consolidated Balance Sheets. If management has determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to an identified loss is recognized in earnings. Prosper monitors its investment portfolio for potential impairment on a quarterly basis.
Recent Accounting Pronouncements
Accounting Standards Adopted In The Current Year
In June 2016, the Financial Accounting Standards Board (“FASB”) amended guidance related to impairment of financial instruments as part of Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which is effective for interim and annual periods beginning after December 15, 2019. Prosper adopted the standard in the first quarter of 2020. For loans accounted for at amortized cost, the guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. Because Prosper accounts for Borrower Loans at fair value through net income there was no impact on Prosper loan portfolios upon adoption. For certain available for sale investments, the guidance requires recognition of expected credit losses through recording an allowance for credit losses. The recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The amendments to the available for sale debt securities impairment model did not have an impact on the Company's consolidated financial statements.

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
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year and early adoption is permitted. The Company adopted the new guidance in the first quarter of 2020, and will prospectively capitalize all eligible costs related to cloud computing arrangements starting January 1, 2020. There was, however, no impact on the Company’s consolidated financial statements.
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
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP on contract modifications and hedge accounting, in order to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative referenced rates, such as the Secured Overnight Financing Rate. This ASU can be adopted after its issuance date through December 31, 2022. The Company is currently evaluating the impact reference rate reform will have on its contracts that reference LIBOR in order to determine whether to adopt this guidance. See Note 10 - Debt for more details.

NOTE 3. PROPERTY AND EQUIPMENT, NET
Property and Equipment, Net consists of the following at the dates presented (in thousands):

	December 31,
	2020	2019
Operating lease right-of-use assets	$15,767	$16,213
Computer equipment	13,841	13,420
Internal-use software and website development costs	33,176	28,904
Office equipment and furniture	2,872	2,999
Leasehold improvements	7,167	7,158
Assets not yet placed in service	5,035	2,445
Property and equipment	77,858	71,139
Less: Accumulated depreciation and amortization	(49,412)	(39,843)
Total Property and Equipment, Net	$28,446	$31,296

Depreciation and amortization expense for Property and Equipment for the years ended December 31, 2020, 2019 and 2018 was $8.1 million, $7.4 million and $9.6 million, respectively. These expenses are included in "General and Administrative" expenses on the Consolidated Statements of Operations. Prosper capitalized internal-use software and website development costs in the amount of $8.3 million, $9.3 million and $5.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. We recognized impairment of $0.4 million on our operating lease right-of-use assets related to vacant sublease space and the expected timing of finding new subtenants. Impairment was not material for years ended December 31, 2019 and 2018. Additionally, disclosures around the operating lease right-of-use assets are included in Note 17.
NOTE 4. BORROWER LOANS, LOANS HELD FOR SALE AND NOTES, AT FAIR VALUE
The fair value of the Borrower Loans originated and Notes issued through the Note Channel is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used to value such Borrower Loans and Notes include default rates, prepayment rates and recoveries derived from historical performance, market conditions and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. The obligation to pay principal and interest on any series of notes is equal to the payments, if any, received on the corresponding borrower loan, net of the servicing fee. As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans originated through the Note Channel, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to the note holders. The effective interest rate associated with any series of notes will be less than the interest rate earned on the corresponding borrower loan due to the servicing fee.
In 2019, Prosper began refinancing the purchase of Borrower Loans through the Whole Loan Channel through securitization transactions. Associated securitization trusts are deemed consolidated VIEs, and as a result the Borrower Loans held in the securitization trusts are included in “Borrower Loans, at Fair Value” in the Consolidated Balance Sheets. See Note 6 - Securitization for additional information. At December 31, 2020, $168.6 million in Borrower Loans at fair value are held in the consolidated securitization trusts.
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
In 2018, Prosper Warehouse I Trust (“PWIT”), a consolidated VIE, began purchasing Loans Held for Sale from the Company through a warehouse arrangement with a national banking association. Similarly, Prosper Warehouse II Trust (“PWIIT”) began purchasing such loans in 2019 (collectively “Warehouse Loans”). See Note 10 - Debt for more details. Prosper utilizes Warehouse Lines to finance Loans Held for Sale that may be subsequently contributed to securitization transactions or sold to investors. The fair value of the Loans Held for Sale is estimated using the same methodology as the one utilized for Borrower Loans valuation.
As of December 31, 2020 and 2019, Borrower Loans, Loans Held for Sale and Notes were as follows (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	2020	2019	2020	2019	2020	2019
Aggregate principal balance outstanding	$393,642	$647,209	$279,113	$143,261	$217,110	$250,281
Fair value adjustments	(15,379)	(13,190)	(4,492)	(1,235)	(8,731)	(6,110)
Fair value	$378,263	$634,019	$274,621	$142,026	$208,379	$244,171
Borrower Loans
At December 31, 2020, outstanding Borrower Loans had original maturities of either 36 months or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2025. At December 31, 2019, outstanding Borrower Loans had original terms between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92% and had various original maturity dates through December 2024. Since COVID-19 relief was first offered in March 2020 and through December 31, 2020, approximately 12% of the total outstanding balances of all loans originated on our platform on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 5% of the total outstanding balances of all loans originated on our platform are actively enrolled in at least one relief program as of December 31, 2020.
As of December 31, 2020, the Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.8 million and a fair value of $0.3 million. As of December 31, 2019, the Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $6.5 million and a fair value of $1.9 million. We place loans on non-accrual status when they are over 120 days past due. As of December 31, 2020 and 2019, Borrower Loans in non-accrual status had a fair value of $0.4 million and $0.7 million, respectively.
Loans Held for Sale
At December 31, 2020, outstanding Loans Held for Sale had original maturities between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2025. Interest income earned on Loans Held for Sale by the Company during 2020 was $27.6 million.
As of December 31, 2020, Loans Held for Sale that were 90 days or more delinquent, had an aggregate principal amount of $0.8 million and a fair value of $0.1 million. PMI places loans on non-accrual status when they are over 120 days past due. As of December 31, 2020, Loans Held for Sale in non-accrual status had a fair value of $0.1 million.
At December 31, 2019, outstanding Loans Held for Sale had original maturities between 36 months and 60 months had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2024. Interest income earned on Loans Held for Sale by the Company during 2019 was $19.0 million.
As of December 31, 2019, Loans Held for Sale that were 90 days or more delinquent, had an aggregate principal amount of $0.7 million and a fair value of $0.2 million. PMI places loans on non-accrual status when they are 120 days past due. As of December 31, 2019, Loans Held for Sale in non-accrual status had a fair value of $0.1 million.

NOTE 5. SERVICING ASSETS
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The total gains and losses recognized on the sale of such Borrower Loans for the year ended December 31, 2020 were a gain of $4.8 million recognized in Gain on Sale of Borrower Loans on the Consolidated Statement of Operations. The total gains and losses recognized on the sale of such Borrower Loans for the year ended December 31, 2019 were a gain of $10.9 million recognized in Gain on Sale of Borrower Loans and a loss of $17.6 million recognized in Fair Value of Warrants Vested on Sale of Borrower Loans on the Consolidated Statement of Operations. The total gains and losses recognized on the sale of such Borrower Loans for the year ended December 31, 2018 were a gain of $13.1 million recognized in Gain on Sale of Borrower Loans and a loss of $72.3 million recognized in Fair Value of Warrants Vested on Sale of Borrower Loans on the Consolidated Statement of Operations.
As of December 31, 2020, Borrower Loans that were sold, but for which Prosper retained servicing rights, had a total outstanding principal balance of $2.4 billion, original terms of either 36 months or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through December 2025. At December 31, 2019, Borrower Loans that were sold, but for which Prosper retained servicing rights, had a total outstanding principal balance of $3.1 billion, original terms of either 36 months or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92%, and various original maturity dates through December 2024.
Contractually-specified servicing fees and ancillary fees totaling $28.9 million, $38.4 million and $43.1 million are included on the Consolidated Statements of Operations in Servicing Fees, Net for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Discount Rate
The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. Management uses a range of discount rates for the Servicing Assets based on comparable observed valuations of similar assets and publicly available disclosures related to servicing valuations, with comparability adjustments made to account for differences with Prosper’s Servicing Assets.
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
NOTE 6. SECURITIZATIONS
Prosper did not co-sponsor any securitizations in 2020. During 2019, Prosper co-sponsored securitizations of unsecured personal whole loans facilitated through our marketplace with outstanding principal balance of $573.0 million through three securitization trusts (PMIT 2019-1, PMIT 2019-2, and PMIT 2019-4). Each securitization trust issued senior notes, a risk retention interest and residual certificates to finance the purchase of Borrower Loans. The risk retention interest represents the right to receive 5.0% of all amounts collected on the Borrower Loans held by the securitization trusts. The resulting senior notes were sold to third party investors. Prosper retained 65.5%, 16.4%, and 19.6% of the residual certificates issued by PMIT 2019-1, PMIT 2019-2, and PMIT 2019-4, respectively. The remaining residual certificates and all the risk retention interests are held by third-party investors. In addition to the retained residual certificates, Prosper's continued involvement includes loan servicing responsibilities over the life of the underlying loans.
PMIT 2019-1, 2019-2 and 2019-4 are deemed VIEs. Prosper consolidated the VIEs as the primary beneficiary because Prosper, through its role as the servicer, has both the power to direct the activities that most significantly affect the VIEs' economic performance and a variable interest that could potentially be significant to the VIEs through holding the retained residual certificates. In evaluating whether Prosper is the primary beneficiary, management considers both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIEs. Management assesses whether Prosper is the primary beneficiary of the VIEs on an on-going basis. For these VIEs, the creditors have no recourse to the general credit of Prosper and the liabilities of the VIEs can only be settled by the respective VIEs' assets. Additionally, the assets of the VIEs can be used only to settle obligations of the VIEs. Because Prosper consolidates the securitization trusts, the loans held in the securitization trusts are included in “Borrower Loans, at Fair Value”, the notes sold to third party investors recorded in “Notes Issued by Securitization Trust”, and the risk retention interests and residual certificates held by third party investors in Certificates Issued by Securitization Trust, at Fair Value in the Consolidated Balance Sheets.
PMIT 2019-1
The notes under the PMIT 2019-1 securitization were issued in three classes: Class A in the amount of $127.3 million, Class B in the amount of $25.0 million, and Class C in the amount of $19.3 million (collectively, the “2019-1 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.54%, 4.03% and 5.27%, respectively. Principal and interest payments began in March 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $2.3 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in Notes Issued by Securitization Trust with a balance of $34.7 million and are secured by Borrower Loans with a fair value of $36.4 million as of December 31, 2020. The risk retention interest and residual certificates held by third party investors at fair value of $3.6 million are included in Certificates Issued by Securitization Trust, at Fair Value in the Consolidated Balance Sheets as of December 31, 2020.
PMIT 2019-2
The notes under the PMIT 2019-2 securitization were issued in three classes: Class A in the amount of $110.1 million, Class B in the amount of $31.4 million and Class C in the amount of $32.7 million (collectively, the “2019-2 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.20%, 3.69% and 5.05%, respectively. Principal and interest payments began in July 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $1.9 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in Notes Issued by Securitization Trust in the Consolidated Balance Sheet with a balance of $57.4 million and are secured by Borrower Loans at fair value of $62.6 million that are included in Borrower Loans, at Fair Value in the Consolidated Balance Sheet as of December 31, 2020. The risk retention interest and residual certificates held by third party investors at fair value of $9.5 million are included in Certificates Issued by Securitization Trust, at Fair Value in the Consolidated Balance Sheets as of December 31, 2020.
PMIT 2019-4
The notes under the PMIT 2019-4 securitization were issued in three classes: Class A in the amount of $102.6 million, Class B in the amount of $19.5 million and Class C in the amount of $16.8 million (collectively, the “2019-4 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 2.48%, 3.20% and 4.95% respectively. Principal and interest payments began in December 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $1.2 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in Notes Issued by Securitization Trust in the Consolidated Balance Sheet with a balance of $64.6 million and are secured by Borrower Loans with a fair value of $69.6 million that are included in the Borrower Loans, at Fair Value in the Consolidated Balance Sheet as of December 31, 2020. The risk retention interest and residual certificates held by third party investors at fair value of $9.8 million are included in Certificates Issued by Securitization Trust, at Fair Value in the Consolidated Balance Sheets as of December 31, 2020.
NOTE 7. FAIR VALUE OF ASSETS AND LIABILITIES
For a description of the fair value hierarchy and Prosper’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. Prosper did not transfer any assets or liabilities in or out of Level 3 during the year ended December 31, 2020 or 2019.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 12 for additional information.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

Balance at December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$378,263	$378,263
Loans Held for Sale, at Fair Value	—	—	274,621	274,621
Servicing Assets	—	—	9,242	9,242
Total Assets	$—	$—	$662,126	$662,126
Liabilities:
Notes, at Fair Value	$—	$—	$208,379	$208,379
Certificates Issued by Securitization Trust, at Fair Value	—	—	22,917	22,917
Convertible Preferred Stock Warrant Liability	—	—	112,319	112,319
Loan Trailing Fee Liability (Note 9)	—	—	2,233	2,233
Total Liabilities	$—	$—	$345,848	$345,848

Balance at December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$634,019	$634,019
Loans Held for Sale, at Fair Value	—	—	142,026	142,026
Servicing Assets	—	—	12,602	12,602
Total Assets	$—	$—	$788,647	$788,647
Liabilities:
Notes, at Fair Value	$—	$—	$244,171	$244,171
Certificates Issued by Securitization Trust, at Fair Value	—	—	52,168	52,168
Convertible Preferred Stock Warrant Liability	—	—	149,996	149,996
Loan Trailing Fee Liability (Note 9)	—	—	2,997	2,997
Total Liabilities	$—	$—	$449,332	$449,332

As Prosper’s Borrower Loans, Loans Held for Sale, Notes, Certificates Issued by Securitization Trust, Convertible Preferred Stock Warrant Liability, servicing assets and loan servicing rights do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the year ended December 31, 2020 and 2019.

Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at December 31, 2020 and 2019:

	December 31,
	2020			2019
Borrower Loans, Loans Held for Sale, and Notes:
Discount rate	4.5%	—	17.7%	4.4%	—	12.2%
Default rate	2.3%	—	17.9%	2.1%	—	18.6%

	December 31,
	2020			2019
Certificates Issued by Securitization Trust:
Discount rate	3.3%	—	16.0%	4.0%	—	15.0%
Default rate	3.2%	—	15.3%	2.0%	—	17.0%
Prepayment rate	7.6%	—	35.4%	14.5%	—	33.0%

	December 31,
	2020			2019
Servicing Assets:
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	1.9%	—	17.7%	1.7%	—	18.8%
Prepayment rate	12.4%	—	28.9%	16.5%	—	28.1%
Market servicing rate (1) (2)	0.625%	—	0.818%		0.625%
 (1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of December 31, 2020 were measured using a market servicing rate assumption of 81.8 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 62.5 basis points.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2020 and 2019, the market rate for collection fees and non-sufficient fund fees was assumed to be 7 basis points and 6 basis points, respectively, for a weighted-average total market servicing rate of 69.5 basis points to 88.8 basis points and 68.5 basis points respectively.

	December 31,
	2020			2019
Loan Trailing Fee Liability:
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	1.9%	—	17.7%	1.7%	—	18.8%
Prepayment rate	12.4%	—	28.9%	16.5%	—	28.1%

At December 31, 2020 and 2019, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans.

Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following table presents additional information about Level 3 Loans Held for Sale, Borrower Loans, Notes and Certificates Issued by Securitization Trust measured at fair value on a recurring basis for the year ended December 31, 2020 and 2019 (in thousands):

	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Certificates Issued by Securitization Trust	Total
Fair Value at January 1, 2019	$263,522	$183,788	$(264,003)	$—	$183,307
Purchase of Borrower Loans/Issuance of Notes	561,711	2,320,560	(171,138)	(72,917)	2,638,216
Transfers in (Transfers out)	178,924	(178,924)	—	—	—
Principal repayments	(313,909)	(68,857)	167,419	13,770	(201,577)
Borrower Loans sold to third parties	(5,417)	(2,108,231)	—	—	(2,113,648)
Other changes	33	584	739	(642)	714
Change in fair value	(50,845)	(6,894)	22,812	7,621	(27,306)
Fair Value at December 31, 2019	634,019	142,026	(244,171)	(52,168)	479,706
Purchase of Borrower Loans/Issuance of Notes	133,644	1,338,082	(133,228)	—	1,338,498
Principal repayments	(332,629)	(104,798)	149,409	22,136	(265,882)
Borrower Loans sold to third parties	(6,731)	(1,089,974)	—	—	(1,096,705)
Other changes	(1,420)	1,168	(53)	436	131
Change in fair value	(48,620)	(11,883)	19,664	6,679	(34,160)
Fair Value at December 31, 2020	$378,263	$274,621	$(208,379)	$(22,917)	$421,588

The following table presents additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the year ended December 31, 2020 and 2019 (in thousands):

Servicing Assets
Fair Value at January 1, 2019	$14,687
Additions	11,925
Derecognition	(1,522)
Less: Changes in fair value	(12,488)
Fair Value at December 31, 2019	$12,602
Additions	5,829
Less: Change in fair value	(9,189)
Fair Value at December 31, 2020	$9,242

The following tables present additional information about Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the year ended December 31, 2020 and 2019 (in thousands):

Convertible Preferred Stock Warrant Liability
Fair Value at January 1, 2019	$143,679
Issuance of Stock Warrants	17,552
Change in fair value	(11,235)
Fair Value at December 31, 2019	$149,996
Change in fair value	(37,677)
Fair Value at December 31, 2020	$112,319
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following table presents additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the year ended December 31, 2020 and 2019 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2019	$3,118
Issuances	2,254
Cash payment of Loan Trailing Fee	(2,660)
Change in fair value	285
Balance at December 31, 2019	$2,997
Issuances	1,349
Cash payment of Loan Trailing Fee	(2,421)
Change in fair value	308
Balance at December 31, 2020	$2,233

Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2020 and 2019 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale:	December 31, 2020	December 31, 2019
Fair value, using the following assumptions:	$652,884	$776,045
Weighted-average discount rate	8.26%	7.00%
Weighted-average default rate	11.58%	12.63%

Fair value resulting from:
100 basis point increase in discount rate	$647,093	$768,924
200 basis point increase in discount rate	$641,437	$761,971
Fair value resulting from:
100 basis point decrease in discount rate	$658,817	$783,344
200 basis point decrease in discount rate	$664,895	$790,823

Fair value resulting from:
100 basis point increase in default rate	$646,421	$765,894
200 basis point increase in default rate	$639,987	$756,007
Fair value resulting from:
100 basis point decrease in default rate	$659,377	$786,541
200 basis point decrease in default rate	$665,904	$797,065

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2020 and 2019 for Notes are presented in the following table (in thousands, except percentages).

Notes:	December 31, 2020	December 31, 2019
Fair value, using the following assumptions:	$208,379	$244,171
Weighted-average discount rate	8.93%	6.43%
Weighted-average default rate	12.26%	13.68%

Fair value resulting from:
100 basis point increase in discount rate	$206,528	$241,927
200 basis point increase in discount rate	$204,720	$239,737
Fair value resulting from:
100 basis point decrease in discount rate	$210,274	$246,471
200 basis point decrease in discount rate	$212,217	$248,828

Fair value resulting from:
100 basis point increase in default rate	$206,304	$240,958
200 basis point increase in default rate	$204,238	$237,831
Fair value resulting from:
100 basis point decrease in default rate	$210,463	$247,489
200 basis point decrease in default rate	$212,558	$250,817

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2020 and 2019 for Certificates Issued by Securitization Trust are presented in the following table (in thousands, except percentages).

Certificates Issued by Securitization Trust:	December 31, 2020	December 31, 2019
Fair value, using the following assumptions:	$22,917	$52,168
Weighted-average discount rate	11.12%	9.59%
Weighted-average default rate	12.93%	10.12%
Weighted-average prepayment rate	20.86%	21.41%

Fair value resulting from:
100 basis point increase in discount rate	$22,729	$51,813
200 basis point increase in discount rate	$22,545	$51,466
Fair value resulting from:
100 basis point decrease in discount rate	$23,110	$52,533
200 basis point decrease in discount rate	$23,308	$52,909

Fair value resulting from:
100 basis point increase in default rate	$21,798	$48,986
200 basis point increase in default rate	$20,690	$45,926
Fair value resulting from:
100 basis point decrease in default rate	$24,030	$55,369
200 basis point decrease in default rate	$25,150	$58,613

Fair value resulting from:
100 basis point increase in prepayment rate	$22,933	$52,085
200 basis point increase in prepayment rate	$22,958	$52,008
Fair value resulting from:
100 basis point decrease in prepayment rate	$22,891	$52,253
200 basis point decrease in prepayment rate	$22,872	$52,340

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2020 and 2019 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets:	December 31, 2020	December 31, 2019
Fair value, using the following assumptions:	$9,242	$12,602
Weighted-average market servicing rate	0.631%	0.625%
Weighted-average prepayment rate	19.84%	20.99%
Weighted-average default rate	12.78%	12.67%

Fair value resulting from:
Market servicing rate increase of 0.025%	$8,689	$11,825
Market servicing rate decrease of 0.025%	$9,796	$13,387

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$9,064	$12,348
Applying a 0.9 multiplier to prepayment rate	$9,423	$12,868

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$9,116	$12,377
Applying a 0.9 multiplier to default rate	$9,369	$12,840

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
Assets and Liabilities Not Recorded at Fair Value
The following tables present the fair value hierarchy for assets and liabilities not recorded at fair value (in thousands):

Balance at December 31, 2020	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Cash and Cash Equivalents	$50,145	$50,145	$—	$—	$50,145
Restricted Cash - Cash and Cash Equivalents	158,846	158,846	—	—	158,846
Restricted Cash - Certificates of Deposit	4,877	—	4,877	—	4,877
Accounts Receivable	605	—	605	—	605
Total Assets	$214,473	$208,991	$5,482	$—	$214,473
Liabilities:
Accounts Payable and Accrued Liabilities	$17,876	$—	$17,876	$—	$17,876
Payable to Investors	124,094	—	124,094	—	124,094
Notes Issued by Securitization Trust	156,782	—	158,951	—	158,951
Warehouse Lines	242,479	—	242,261	—	242,261
Paycheck Protection Program loan (Note 9)	8,505	—	8,540	—	8,540
Total Liabilities	$549,736	$—	$551,722	$—	$551,722

Balance at December 31, 2019	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Cash and Cash Equivalents	$64,635	$64,635	$—	$—	$64,635
Restricted Cash	155,773	—	155,773	—	155,773
Accounts Receivable	1,695	—	1,695	—	1,695
Total Assets	$222,103	$64,635	$157,468	$—	$222,103
Liabilities:
Accounts Payable and Accrued Liabilities	$19,937	$—	$19,937	$—	$19,937
Payable to Investors	101,092	—	101,092	—	101,092
Notes Issued by Securitization Trust	347,662	—	353,028	—	353,028
Warehouse Lines	131,583	—	131,090	—	131,090
Total Liabilities	$600,274	$—	$605,147	$—	$605,147

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature.
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Prosper’s Goodwill balance of $36.4 million at December 31, 2020 did not change during the year ended December 31, 2020. The Company recorded no Goodwill impairment for the years ended December 31, 2020, 2019 and 2018.
Other Intangible Assets, Net
The following table presents the detail of other Intangible Assets subject to amortization as of the following dates (dollars in thousands):

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,550)	500	4.3
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(7,670)	$500

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,330)	720	5.3
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(7,450)	$720

The Company recorded no additional intangibles for the year ended December 31, 2020 or 2019.
The user base and customer relationship Intangible Assets are being amortized on an accelerated basis over a three to ten year period. The technology and brand name Intangible Assets were amortized on a straight line basis over three to five years and one year, respectively. For the years ended December 31, 2020, 2019 and 2018, the Company recorded no intangible asset impairment.

Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $0.2 million, $0.3 million and $0.4 million, respectively. Estimated amortization of purchased Intangible Assets for future periods is as follows (in thousands):

Amounts
Years Ending December 31,
2021	$172
2022	136
2023	107
2024	85
2025 and thereafter	—
Total Amortization Expenses	$500

NOTE 9. OTHER LIABILITIES
Other Liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Operating lease liabilities	$13,342	$17,507
Paycheck Protection Program loan (Note 10)	8,505	—
Loan trailing fee liability	2,233	2,997
Deferred income tax liability	489	405
Deferred revenue	63	241
Other	425	576
Total Other Liabilities	$25,057	$21,726

Additionally, disclosures around the operating lease liabilities are included in Note 17.
NOTE 10. DEBT
Prosper Warehouse Trust Agreements
Prosper’s consolidated VIEs, PWIT and PWIIT (together, “Warehouse VIEs”), each entered into an agreement (together, “Warehouse Agreements”) with certain lenders for committed revolving lines of credit (“Warehouse Lines”) during 2018 and 2019, respectively. In connection with the Warehouse Agreements, the Warehouse VIEs each entered into a security agreement with a bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the Warehouse Lines may only be used to purchase certain unsecured consumer loans and related rights and documents from Prosper and to pay fees and expenses related to the Warehouse Lines. Both Warehouse VIEs are consolidated because Prosper is the primary beneficiary of the VIEs. The assets of the VIEs can be used only to settle obligations of the VIEs. Additionally, the creditors of the Warehouse Lines have no recourse to the general credit of Prosper. The loans held in the Warehouse VIEs are included in “Loans Held for Sale, at Fair Value” and Warehouse Lines are in “Warehouse Lines” in the consolidated balance sheets.

Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of December 31, 2020, Prosper was in compliance with the covenants under each Warehouse Agreement.

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
As of December 31, 2020, Prosper had $101.3 million in debt and accrued interest outstanding under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $118.5 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. As of December 31, 2020 the undrawn portion available under the Warehouse Line was $98.7 million. Prosper incurred $1.8 million of deferred debt issuance costs, which are included in Prepaids and Other Assets on the Consolidated Balance Sheets and amortized to interest expense over the term of the revolving arrangement.
Prosper purchased a swaption to limit the Company's exposure to increases in LIBOR. The swaptions are recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments, Net on the Consolidated Statement of Operations. The fair value of the swaption was not material at December 31, 2020.
PWIIT Warehouse Line
On March 28, 2019, through PWIIT, Prosper entered into a second Warehouse Agreement for a $300 million Warehouse Line with a national banking association different than that of PWIT. Under the PWIIT Warehouse Agreement, proceeds of loans made under the PWIIT Warehouse Line may be borrowed, repaid, and reborrowed until the earlier of March 28, 2021 and at the occurrence of any accelerated amortization event or event of default. Repayment of any outstanding proceeds will be made over the 24-month period ending March 28, 2023, excluding the occurrence of any accelerated amortization event or event of default.
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
As of December 31, 2020, Prosper had $141.1 million in debt and accrued interest outstanding under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $158.4 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. At December 31, 2020 the undrawn portion available under the PWIIT Warehouse Line was $158.9 million. Prosper incurred $2.1 million of deferred debt issuance costs, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.
Phaseout of LIBOR
A portion of the interest rate charged on our Warehouse Lines is currently based on LIBOR. LIBOR has been the subject of reform and was expected to phase out by the end of fiscal 2021; however, on November 30, 2020, the ICE Benchmark Administration Limited (“ICE”) announced plans to delay the phase out of LIBOR to June 30, 2023. The consequences of the discontinuation of LIBOR cannot be entirely predicted but could impact the interest expense incurred on these debt instruments. We have negotiated alternatives to LIBOR on the PWIIT Warehouse Line, which we may renegotiate before LIBOR ceases to be a widely available reference rate.

Paycheck Protection Program Loan
The Paycheck Protection Program (“PPP”), established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and sponsored by the U.S. Small Business Administration (“SBA”), provides small businesses – sole proprietors, independent contractors, and, with certain industry exceptions, businesses with fewer than 500 employees – the opportunity to apply for a loan of up to $10 million to cover up to 24 weeks (the “covered period”) of payroll costs, including benefits. Funds may also be used to cover interest on mortgage obligations, leases, and utilities incurred or in place before February 15, 2020. PPP loan payments are deferred as described below, and based on SBA guidance, will be forgiven as long as (i) loan proceeds are used for covered expenses, (ii) full-time employee headcount is maintained during the eight-week period covered by the PPP loan and (iii) compensation for employees who earned less than $100,000 on an annualized basis in 2019 is not reduced by more than 25% during the covered period. For purposes of calculating maximum loan eligibility, payroll costs per employee are capped at $100,000 on an annualized basis.
In April 2020, the Company obtained an $8.4 million loan under the PPP. The loan accrues interest at one percent per annum and has a two-year term through April 2022. Payments under the loan are deferred until the earlier of (a) August 2021 or (b) receipt of forgiveness of the loan from the lender and the SBA. The Company used the PPP Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. As of December 31, 2020, principal and interest outstanding under the PPP loan totaled $8.5 million and is included in Other Liabilities on the accompanying consolidated balance sheet.
NOTE 11. NET INCOME (LOSS) PER SHARE
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that are made to common stockholders and consequently, these shares were considered participating securities. During the year ended December 31, 2020, 2019 and 2018, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
The weighted average shares used in calculating basic and diluted Net Income (Loss) Per Share excludes certain shares that are disclosed as outstanding shares in the Consolidated Balance Sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.

Basic and diluted Net Income (Loss) Per Share was calculated as follows for the periods presented (in thousands, except share and per share amounts):

	December 31,
	2020	2019	2018
Numerator:
Net Income (Loss)	$18,551	$(13,711)	$(39,945)
Plus: Return on Share Purchase	2,381	1,066	—
Less: Net Income Allocated to Participating Securities	(15,172)	—	—
Net Income (Loss) Attributable to Common Stockholders	$5,760	$(12,645)	$(39,945)
Denominator:
Weighted average shares used in computing basic and diluted Net Income (Loss) Per Share	68,592,557	70,511,605	70,384,501
Effect of dilutive securities:
Stock options	24,816,184	—	—
Convertible preferred stock warrants	213,264,845	—	—
Weighted average shares used in computing diluted net income (loss) per share - diluted	306,673,586	70,511,605	70,384,501
Net Income (Loss) Per Share – Basic	$0.08	$(0.18)	$(0.57)
Net Income (Loss) Per Share – Diluted	$0.02	$(0.18)	$(0.57)

The following Common Stock equivalents were excluded from the computation of diluted Net Income (Loss) Per Share for the periods presented because including them would have been anti-dilutive (number of shares):

	December 31,
	2020	2019	2018
Excluded Securities:
Convertible Preferred Stock issued and outstanding	158,365,655	209,613,570	214,637,925
Stock options issued and outstanding	48,265,056	73,851,862	69,023,373
Warrants issued and outstanding	1,080,349	1,080,349	1,081,630
Series E-1 Convertible Preferred Stock warrants	—	35,544,141	35,544,141
Series F Convertible Preferred Stock warrants	—	177,720,704	177,720,704
Total Excluded Securities	207,711,060	497,810,626	498,007,773

NOTE 12. CONVERTIBLE PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK WARRANT LIABILITY AND COMMON STOCK
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
In connection with the Consortium Purchase Agreement (as defined in Note 16) entered into with affiliates of the Consortium (as defined in Note 16, such affiliates, “Warrant Holders”) a warrant agreement was signed (the “Series F Warrant Agreement”). Pursuant to the Series F Warrant Agreement, PMI issued to the Consortium three warrants (together, the “Series

F Warrant”) to purchase up to an aggregate 177,720,706 shares of PMI’s Series F Convertible Preferred Stock at an exercise price of $0.01 per share (the “Series F Warrant Shares”).
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
On December 23, 2019, Prosper entered into a Stock Repurchase Agreement with an investor to repurchase 7,221,020 shares, in the aggregate, of Series A, Series A-1, and Series B Convertible Preferred Stock and Common Stock for nominal consideration. Upon execution of the Agreement, 2,130,035 shares of Series A Convertible Preferred Stock, 2,245,600 shares of Series A-1 Convertible Preferred Stock, 648,720 shares of Series B Convertible Preferred Stock and 2,196,665 shares of Common Stock were repurchased. Upon repurchase of Convertible Preferred Stock, the difference between repurchase price and the carrying amount of the Convertible Preferred Stock was recognized in Additional Paid-In Capital. Additionally, the difference between the repurchase price and par value of the Common Stock was recorded through Additional Paid-In Capital.
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
On July 21, 2020, PGT entered into a Stock Transfer Agreement with a PMI investor to purchase 34,670,420 shares of Series A Convertible Preferred Stock and 16,577,495 shares of Series B Convertible Preferred Stock for nominal consideration. Upon execution of the Stock Transfer Agreement, these shares were purchased by a consolidated VIE of the Company, and thus the difference between the fair value of the repurchased stock and the purchase price is included in Convertible Preferred Stock Held by Consolidated VIE on PMI’s accompanying consolidated balance sheet as of December 31, 2020. These shares remain outstanding for legal purposes and retain their voting rights, but are excluded from the earnings per share calculation.

The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of Convertible Preferred Stock as of December 31, 2020 are disclosed in the table below (amounts in thousands, except share and per value amounts):

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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. A

Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 Convertible Preferred Stock was granted on the signing of the Consortium Purchase Agreement (as defined in Note 16) on February 27, 2017. The warrants expire ten years from the date of issuance. Prosper recognized $5.7 million and $1.1 million of income from the change in the fair value of the warrants for the years ended December 31, 2020 and 2019, respectively. The income or expense resulted from changes in the fair value of the warrant is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the Consolidated Statements of Operations.
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
The Company determined the fair value of the outstanding convertible Series E-1 preferred stock warrants utilizing the following assumptions as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Volatility	60.0%	46.0%
Risk-free interest rate	0.20%	1.60%
Expected term (in years)	2.75	2.75
Dividend yield	0%	0%
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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of December 31, 2020, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 16), PMI issued warrants to purchase 177,720,706 of PMI's Series F Convertible Preferred Stock at $0.01 per share. Prosper recognized $32.0 million and $10.1 million of income from the re-measurement of the fair value of the warrants for the years ended December 31, 2020 and 2019, respectively. The income or expense resulting from changes in the fair value of the warrant is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the Consolidated Statements of Operations.
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

The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Volatility	60.0%	46.0%
Risk-free interest rate	0.20%	1.60%
Expected term (in years)	2.75	2.75
Dividend yield	0%	0%
The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the years ended December 31, 2020 and 2019 is as follows (in thousands):

Balance at January 1, 2019	143,679
Warrants vested	17,552
Change in fair value	(11,235)
Balance at December 31, 2019	$149,996
Change in fair value	(37,677)
Balance at December 31, 2020	$112,319
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of Common Stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of Common Stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As described above, the Company repurchased 2,196,665 shares of Common Stock on December 23, 2019. As of December 31, 2020, 70,075,307 shares of Common Stock were issued and 69,139,372 shares of Common Stock were outstanding. As of December 31, 2019, 69,387,836 shares of Common Stock were issued and 68,451,901 shares of Common Stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the year ended December 31, 2020 and 2019, PMI issued 687,471 and 173,356 shares of Common Stock, respectively, upon the exercise of vested options for cash proceeds of $15 thousand and $26 thousand, respectively.
Common Stock Issued upon Exercise of Warrants
For the year ended December 31, 2020 and 2019, PMI issued zero shares of Common Stock upon the exercise of warrants.
NOTE 13. SHARE BASED COMPENSATION
PMI grants equity awards primarily through its Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by its stockholders on December 1, 2010; and its 2015 Equity Incentive Plan, which was approved by its stockholders on April 7, 2015 and subsequently amended by an Amendment No. 1, Amendment No. 2 and Amendment No. 3, which were approved by PMI's stockholders effective as of February 15, 2016, May 31, 2016, and September 5, 2018 respectively (as amended, the “2015 Plan”). In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms. As of December 31, 2020, under the 2015 Plan, options to purchase up to 99,870,535 shares of PMI's Common Stock are reserved and may be granted to employees, directors, and consultants by PMI’s Board of Directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter or vest 50% two years from the vesting commencement date and 1/48 per month thereafter or vest 1/36th per month from the vesting commencement date. In no event are options exercisable more than ten years after the date of grant.
Stock Option Reprice
On May 3, 2016 and March 17, 2017, the Compensation Committee of the Board of Directors of PMI approved two separate stock option repricing programs authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that had exercise prices above the current fair market value of PMI’s Common Stock on those respective dates.
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
Prosper believes that the Repricings encourage the continued service of valued employees and directors and motivate them to perform at high levels, both of which are critical to Prosper’s continued success. Prosper has incurred and expects to incur additional share based compensation charges as a result of the Repricings.
The financial statement impact of the above Repricings was $0.4 million, $0.3 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the unamortized Repricings expense (net of forfeitures) of $0.1 million will be recognized over the remaining weighted average vesting period of 1.9 years.
Stock Option Activity
Stock option activity under the Stock Plans is summarized for the year ended December 31, 2020 as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate intrinsic value[1] (in thousands)
Balance as of January 1, 2020	76,236,757	$0.31	7.41	$169
Options granted	8,424,000	$0.08
Options exercised	(687,471)	$0.02
Options forfeited	(7,728,377)	$0.31
Option expirations	(3,329,460)	$0.13
Balance as of December 31, 2020	72,915,449	$0.02	7.02	$2,915
Options vested and expected to vest as of December 31, 2020	58,044,806	$0.02	7.02	$2,321
Options vested and exercisable at December 31, 2020	52,630,099	$0.02	6.42	$2,105

1. Aggregate intrinsic value represents the excess of the fair value of our Common Stock as of December 31, 2020 over the exercise price of the outstanding in-the-money options.

Additional information pertaining to PMI's Common Stock option activities is as follows:

	Year ended December 31,
	2020	2019	2018
Weighted-average grant date fair value of options granted (per share)	$0.04	$0.11	$0.52
Other Information Regarding Stock Options
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
The fair value of PMI’s stock option awards granted during the years ended December 31, 2020, 2019 and 2018 was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2020	2019	2018
Volatility of Common Stock	52.62%	46.70%	44.04%
Risk-free interest rate	0.51%	1.95%	2.78%
Expected life	6.0 years	6.0 years	6.0 years
Dividend yield	0%	0%	0%

PMI did not grant any performance-based options in 2020, 2019, or 2018.
Restricted Stock Units
For the years ended December 31, 2020 and 2019, PMI did not grant any restricted stock units (“RSUs”). For the year ended December 31, 2018, PMI granted RSUs to certain employees that are subject to three-year vesting terms or four-year vesting terms and the occurrence of a liquidity event. The aggregate fair value of the RSUs PMI granted in 2018 was $1.9 million.
The following table summarizes the number of PMI’s outstanding RSUs and their weighted-average grant date fair value for the year ended December 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	4,803,141	$0.95
Forfeited	(142,000)	$2.18
Unvested at December 31, 2020	4,661,141	$0.91
Share Based Compensation
The following table presents the amount of share based compensation related to awards granted to employees recognized in Prosper’s Consolidated Statements of Operations for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Origination and Servicing	$35	$417	$911
Sales and Marketing	69	243	451
General and Administrative	1,809	3,868	7,039
Total Stock-Based Compensation	$1,913	$4,528	$8,401

For the years ended December 31, 2020, 2019 and 2018, Prosper capitalized $234 thousand, $310 thousand and $392 thousand, respectively, of share based compensation as internal use software and website development costs. As of December 31, 2020, the unamortized share based compensation expense adjusted for forfeiture estimates related to Prosper's employees’ unvested share based awards was approximately $1.9 million, which will be recognized over the remaining weighted-average vesting period of approximately 1.7 years.
NOTE 14. RESTRUCTURING
In 2016, Prosper commenced a strategic restructuring of its business. This restructuring was intended to streamline operations and support future growth efforts. Under this restructuring, Prosper closed its Lehi, Utah and Tel Aviv, Israel locations.
Expenses related to this restructuring were zero, $34 thousand and $1.8 million for the years ended December 31, 2020, 2019 and 2018 respectively.
For the year ended December 31, 2018, Prosper's restructuring costs relate to accretion and changes in sublease loss estimates for properties no longer in use. The following table summarizes the activities related to Prosper's restructuring plan (in thousands) for the year ended December 31, 2018:

Facilities Related
Balance at January 1, 2018	$3,244
Adjustments to expense	1,486
Sublease cash receipts	370
Less: Cash paid	(3,126)
Balance at December 31, 2018	$1,974

Upon adoption of Topic 842 Leases on January 1, 2019, the restructuring liability related to the properties no longer in use was transferred to a right-of-use (ROU) asset in accordance with ASC 842-10-65-1. The ROU asset will be depreciated over the useful life of the asset in accordance with ASC 842-20-25-7(a).
NOTE 15. INCOME TAXES
The components of the Company’s Income Tax Expense are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	24
Total Current Income Tax Expense	—	—	24
Deferred:
Federal	47	47	47
State	38	52	33
Foreign	(69)	1	68
Total Deferred Income Tax Expense	16	100	148
Total Income Tax Expense	$16	$100	$172

Income Tax Expense differed from the amount computed by applying the U.S. federal income tax rate of 21% to pretax loss as a result of the following:

	Years Ended December 31,
	2020	2019	2018
Federal tax at statutory rate	21%	21%	21%
State tax at statutory rate (net of federal benefit)	8%	9%	8%
Change in U.S. Tax Rate Applied to Deferred Taxes	—%	—%	—%
Incentive Stock Options	2%	(4)%	(3)%
Preferred Stock Warrants	(64)%	8%	5%
Change in valuation allowance	37%	(33)%	(32)%
Other	(4)%	(1)%	1%
Income Tax Expense	—%	—%	—%

Temporary items that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Net operating loss carry forwards	$92,814	$87,834
Research and other credits	532	602
Property and equipment	—	42
Stock compensation	10,510	10,261
Accrued liabilities	2,986	1,858
Lease liabilities	3,934	5,182
Total deferred tax assets	110,776	105,779
Net servicing rights	(2,067)	(2,843)
Property and equipment	(287)	—
Intangible assets	(1,415)	(1,067)
Foreign earnings	—	(69)
Right-of-use assets	(2,676)	(3,816)
Total deferred tax liabilities	(6,445)	(7,795)
Total net deferred tax asset	104,331	97,984
Less: Valuation allowance	(104,820)	(98,458)
Net deferred tax liability	$(489)	$(474)

Under ASC 740, Accounting for Income Taxes, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance is based upon management’s best estimate of Prosper’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reduced when management believes that the assets are realizable on a more-likely-than-not basis. As of December 31, 2020, the Company continues to record a valuation allowance against its net deferred tax asset. The valuation allowance as of December 31, 2020, increased by $6.4 million to $104.8 million from the prior year.
The Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, Prosper’s ability to utilize net operating losses and credit carryforwards may be limited in the future as the result of such an “ownership change.”
Prosper files federal and various state income tax returns, and has net operating loss carryforwards available to reduce future taxable income, if any, for both federal and state income tax purposes of approximately $342.2 million and $387.4 million, respectively, as of December 31, 2020. The state net operating loss carryforwards are primarily related to California. The federal and state net operating loss carryforwards will begin to expire in 2026 and 2021, respectively. All net operating loss carryforwards are subject to a full valuation allowance. Prosper has federal and California research and development tax credits of approximately $428 thousand and $450 thousand, respectively. The federal research credits will begin to expire in 2034 and the California research credits have no expiration date. Prosper also has California enterprise zone credits of approximately $0.9 million that will begin to expire in 2021.

The following table summarizes Prosper’s activity related to its unrecognized tax benefits (in thousands):

Balance at January 1, 2019	$112
Change related to 2019 tax year position	—
Balance at December 31, 2019	$112
Change related to 2020 tax year position	—
Balance at December 31, 2020	$112

None of the unrecognized tax benefits would affect Prosper’s effective tax rate if these amounts are recognized due to the full valuation allowance.
Prosper’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of Income Tax Expense. As of December 31, 2020, Prosper has not incurred any interest or penalties.
All tax returns will remain open for examination by federal and most state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.
NOTE 16. CONSORTIUM PURCHASE AGREEMENT
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
NOTE 17. LEASES
Prosper has operating leases for corporate offices and datacenters. These leases have remaining lease terms of 1 year to 6 years. Some of the lease agreements include options to extend the lease term for up to an additional 5 years. Rental expense under operating lease arrangements was $4.5 million, $4.5 million and $4.2 million for the year ended December 31, 2020, 2019 and 2018, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease revenue from operating lease arrangements was $0.4 million, $0.8 million and $0.8 million for the year ended December 31, 2020, 2019 and 2018, respectively.

Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use (“ROU”) assets as of December 31, 2020, which are included in Property and Equipment, Net on the Consolidated Balance Sheets.

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU assets - office buildings	$15,477	$6,649	$8,828
ROU assets - other	290	41	249
Total operating lease ROU assets	$15,767	$6,690	$9,077

The Company identified certain impairment triggers related to its ROU assets in 2020, primarily due to the non-renewal of certain sublease agreements and the time expected to find new subtenants. As a result of impairment testing performed on these ROU assets, the Company recorded an impairment charge of $0.4 million for the year ended December 31, 2020. No impairment charge was recorded for the years ended December 31, 2019 and 2018.
Lease Liabilities
Prosper has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2021 and 2026.
Future maturities of operating lease liabilities as of December 31, 2020 were as follows (in thousands). The present value of the future minimum lease payments represents our lease liabilities as of December 31, 2020 and are included in "Other Liabilities" on the consolidated balance sheets.

December 31, 2020
2021	$5,267
2022	5,121
2023	1,562
2024	871
2025	897
Thereafter	923
Total future minimum lease payments	14,641
Less: Imputed interest	(1,299)
Present value of future minimum lease payments	$13,342

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Values used to determine present value of leases is as follows (dollars in thousands):

December 31, 2020
Cash paid for operating leases year-to-date	$5,524
ROU assets obtained in exchange for new operating lease obligations	$290
Weighted average remaining lease term (in years)	3.38 years
Weighted average discount rate	5.50%

NOTE 18. COMMITMENTS AND CONTINGENCIES
In the normal course of its operations, Prosper becomes involved in various legal actions. Prosper maintains provisions it considers to be adequate for such actions. Prosper does not believe it is probable that the ultimate liability, if any, arising out of any such matters will have a material effect on Prosper's financial condition, results of operations or cash flows.

Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made under WebBank's bank charter. On February 1, 2019, Prosper and WebBank extended the terms of their Agreement. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143.5 thousand, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $1.7 million and $0.1 million for the years 2021 and 2022, respectively.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash and Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At December 31, 2020, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $11.2 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2020. Prosper will purchase these Borrower Loans within the first three business days of the year ending December 31, 2021.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated under the repurchase obligation is the outstanding balances of the Borrower Loans sold through the Whole Loan channels, which at December 31, 2020 is $2.8 billion. Prosper has accrued $0.2 million and $0.4 million as of December 31, 2020 and 2019, respectively, related to this obligation.
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
NOTE 19. RELATED PARTIES
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the year ended December 31, 2020 and 2019, as well as the Notes outstanding as of December 31, 2020 and 2019 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Year Ended December 31,		Interest Earned on Notes and Borrower Loans the Year Ended December 31,
	2020	2019	2020	2019
Executive officers and management	$28	$23	$6	$5
Directors (excluding executive officers and management)	272	464	43	56
Total	$300	$487	$49	$61

	Notes Balance as of
	December 31, 2020	December 31, 2019
Executive officers and management	$41	$35
Directors (excluding executive officers and management)	—	682
Total	$41	$717

NOTE 20. POSTRETIREMENT BENEFIT PLANS
Prosper has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service. Prosper’s contributions to the plan are discretionary. During the years ended December 31, 2020, 2019 and 2018, Prosper contributed $1.2 million, $2.3 million and $2.0 million, respectively, to the 401(k) plan.

NOTE 21. SIGNIFICANT CONCENTRATIONS
Prosper is dependent on third party funding sources such as banks, asset managers, and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2020, two individual parties purchased 21.4% and 14.3% of such loans, and the Company’s Warehouse VIEs purchased 18.2% of such loans. For the year ended December 31, 2019, no individual party purchased more than 10% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 10.3% of such loans. These purchases reflect that a significant portion of Prosper’s business is dependent on funding through the Whole Loan Channel, through which 91% and 94% of Borrower Loans were originated in the years ended December 31, 2020 and 2019, respectively.
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
NOTE 22. SEGMENTS
Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company has a single reporting and operating segment.
NOTE 23. SUBSEQUENT EVENT
On March 4, 2021, PMI extended its $300 million PWIIT Warehouse Line (“PWIIT Extension”). The PWIIT Extension consists of a $230 million Class A loan with the existing PWIIT Warehouse Line national banking association and a $70 million Class B loan with an asset manager. The advance rate on the PWIIT Extension is 90%. Under the PWIIT Extension, proceeds of loans made under the PWIIT Warehouse Line may be borrowed, repaid and reborrowed until the earlier of March 3, 2023 or the occurrence of any accelerated amortization event or event of default. Repayment of any outstanding proceeds will be made over a 24-month period ending March 4, 2025, excluding the occurrence of any accelerated amortization event or event of default.
Under the PWIIT Extension, the Class A loan bears interest at a rate of the national banking association's asset-backed commercial paper rate, plus a spread of 2.05%. The spread increases by 0.375% during the first 12 months immediately following the termination of the revolving period with an additional increase of 0.375% one year later. Additionally, the Class A loan bears a monthly unused commitment fee of 0.50% per annum on the undrawn portion available under the Class A loan.
The Class B loan bears interest at a rate of one-month LIBOR, plus a spread of 8.75%. The spread increases by 0.375% during the first twelve months immediately following the termination of the revolving period with an additional increase of 0.375% one year later. Additionally, the Class B loan bears a monthly unused commitment fee of 0.50% or 1.00% per annum on the undrawn portion available under the Class B loan, depending on the Class B loan utilization percentage.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Prosper Funding LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosper Funding LLC and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, member’s equity, and cash flows, for each of the three years ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

As discussed in Note 1 to the consolidated financial statements, the Company earns significant amounts of revenues and incurs significant expenses with a related party, its direct parent company, Prosper Marketplace, Inc.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Borrower Loans—Refer to Notes 2, 4 and 7 to the financial statements

Critical Audit Matter Description

The Company measures Borrower Loans at fair value which are classified as Level 3 instruments. As of December 31, 2020, Borrower Loans were $209.7 million. The Company estimates the fair value using discounted cash flow valuation methodologies incorporating significant unobservable inputs and valuation assumptions that are reflective of management’s own estimates of assumptions that market participants would use in pricing the instruments and requires significant management judgment or estimate. The main assumptions used to value the Borrower Loans include default rates and prepayment rates derived from historical performance and discount rates applied to each credit grade of the loans.

Auditing the methodology and unobservable inputs, specifically, the unobservable inputs related to the discount rate, default rate and prepayment rate, used by management to estimate the fair value of Borrower Loans required a high degree of auditor judgment and subjectivity and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of Borrower Loans, at fair value including unobservable inputs used by management to estimate the fair value included the following key procedures:

•With the assistance of our fair value specialists, we evaluated the Company’s valuation methodologies, assumptions, underlying data and fair value results.
•With the assistance of our fair value specialists, we developed independent estimates of fair value and compared our estimates to the Company’s estimates.

Valuation of Servicing Assets—Refer to Notes 2, 5 and 7 to the financial statements

Critical Audit Matter Description

The Company measures Servicing Assets at fair value which are classified as Level 3 instruments. As of December 31, 2020, Servicing Assets were $11.1 million. The Company estimates the fair value using a discounted cash flow valuation methodology incorporating significant unobservable inputs and valuation assumptions that are reflective of management’s own estimates of assumptions that market participants would use in pricing the instruments and requires significant management judgment or estimation. Significant unobservable inputs used in the valuation methodology include the market servicing rate, discount rate, default rate and prepayment rate.

Auditing the significant unobservable inputs used by management to estimate the fair value of Servicing Assets required a high degree of auditor judgment and subjectivity and an increased extend of effort, including the need to involve our fair value specialist.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of Servicing Assets at fair value including unobservable inputs used by management to estimate the fair value included the following key procedures:

•With the assistance of our fair value specialists, we evaluated the Company’s valuation methodology, assumptions, underlying data and fair value results.
•With the assistance of our fair value specialists, we developed an independent estimate of fair value and compared our estimate to the Company’s estimate.
•We evaluated the reasonableness of the market rate of servicing assumption used in developing the fair value estimate of the Servicing Assets.

/s/ DELOITTE & TOUCHE LLP

San Francisco, CA

March 12, 2021

We have served as the Company’s auditor since 2014.

Prosper Funding LLC
Consolidated Balance Sheets
(amounts in thousands)

	December 31,
	2020	2019
Assets:
Cash and Cash Equivalents	$8,592	$7,462
Restricted Cash	132,332	110,399
Borrower Loans, at Fair Value	209,670	245,137
Property and Equipment, Net	6,928	7,549
Servicing Assets	11,088	14,888
Other Assets	217	749
Total Assets	$368,827	$386,184
Liabilities and Member's Equity:
Accounts Payable and Accrued Liabilities	$2,361	$2,133
Payable to Related Party	4,120	2,679
Payable to Investors	126,266	105,287
Notes, at Fair Value	208,379	244,171
Other Liabilities	2,613	3,727
Total Liabilities	343,739	357,997
Member's Equity:
Member's Equity	11,404	15,904
Retained Earnings	13,684	12,283
Total Member's Equity	25,088	28,187
Total Liabilities and Member's Equity	$368,827	$386,184
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Operations
(amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$21,618	$49,818	$105,709
Servicing Fees, Net	20,791	26,368	27,943
Gain (Loss) on Sale of Borrower Loans	6,430	(5,058)	(58,027)
Other Revenue	552	155	270
Total Operating Revenues	49,391	71,283	75,895
Interest Income (Expense):
Interest Income on Borrower Loans	36,765	41,146	43,569
Interest Expense on Notes	(34,457)	(38,492)	(40,656)
Total Interest Income (Expense), Net	2,308	2,654	2,913
Change in Fair Value of Financial Instruments, Net	454	(375)	(701)
Total Net Revenues	52,153	73,562	78,107
Expenses:
Administration Fee – Related Party	45,472	62,575	70,491
Servicing	4,900	5,012	6,140
General and Administrative	380	33	597
Total Expenses	50,752	67,620	77,228
Net Income	$1,401	$5,942	$879
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Member’s Equity
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2018	$24,904	$5,462	$30,366
Distributions to Parent	—	—	—
Net Income	—	879	879
Balance at December 31, 2018	24,904	6,341	31,245
Distributions to Parent	(9,000)	—	(9,000)
Net Income	—	5,942	5,942
Balance at December 31, 2019	15,904	12,283	28,187
Distributions to Parent	(4,500)	—	(4,500)
Net Income	—	1,401	1,401
Balance at December 31, 2020	$11,404	$13,684	$25,088
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net Income	$1,401	$5,942	$879
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Financial Instruments, Net	(454)	374	701
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	46	(694)	(239)
Gain on Sale of Borrower Loans	(7,203)	(13,033)	(14,315)
Change in Fair Value of Servicing Rights	11,003	13,682	13,316
Depreciation and Amortization	4,149	4,397	5,664
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale, at Fair Value	(1,338,082)	(2,320,560)	(2,365,431)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	1,338,082	2,320,560	2,365,470
Other Assets	532	(426)	(198)
Accounts Payable and Accrued Liabilities	228	(2,557)	3,945
Payable to Investors	20,979	(21,966)	(4,859)
Net Related Party Receivable/Payable	1,183	2,251	(2,482)
Other Liabilities	(1,114)	(789)	590
Net Cash Provided by (Used in) Operating Activities	30,750	(12,819)	3,041
Cash Flows From Investing Activities:
Purchase of Borrower Loans, at Fair Value	(133,644)	(170,326)	(177,101)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	149,908	165,481	175,117
Purchases of Property and Equipment	(3,270)	(6,374)	(3,261)
Net Cash Provided by (Used in) Investing Activities	12,994	(11,219)	(5,245)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes, at Fair Value	133,228	171,138	176,830
Payments of Notes, at Fair Value	(149,409)	(167,420)	(175,760)
Cash Distributions to Parent	(4,500)	(9,000)	—
Net Cash (Used in) Provided by Financing Activities	(20,681)	(5,282)	1,070
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	23,063	(29,320)	(1,134)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	117,861	147,181	148,315
Cash, Cash Equivalents and Restricted Cash at End of the Period	$140,924	$117,861	$147,181

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$34,410	$39,229	$41,098
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	$504	$246	$1,101

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$8,592	$7,462	$11,163
Restricted Cash	132,332	110,399	136,018
Total Cash, Cash Equivalents and Restricted Cash	$140,924	$117,861	$147,181
The accompanying notes are an integral part of these consolidated financial statements.

PROSPER FUNDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND BUSINESS
Prosper Funding LLC was formed in the state of Delaware in February 2012 as a limited liability company with Prosper Marketplace, Inc. (“PMI”) as its sole equity member. Except as the context otherwise requires, as used in these Notes to consolidated financial statements of Prosper Funding LLC, “PFL” and the “Company” refer to Prosper Funding LLC and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company was dissolved on November 28, 2018. As a result, references to PFL do not include PAH for periods subsequent to the year ended December 31, 2018.
PFL did not have any items of other comprehensive income (loss) during any of the periods presented in the consolidated financial statements as of and for the years ended December 31, 2020, 2019 and 2018.
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
Since February 1, 2013, all Notes issued and sold through the marketplace are issued, sold and serviced by PFL. Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the marketplace, as agent of WebBank, in connection with the submission of Borrower Loan applications by potential borrowers, the origination of related Borrower Loans by WebBank and the funding of such Borrower Loans by WebBank. Pursuant to an Administration Agreement between PFL and PMI, PMI manages all other aspects of the marketplace on behalf of PFL. As a result PFL earns significant revenues and incurs significant expenses with a related party, its direct parent company, PMI.
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
All loans requested and obtained through the marketplace are unsecured obligations of individual borrowers with a fixed interest rate and loan terms set at three or five years as of December 31, 2020. All loans made through the marketplace are funded by WebBank, an FDIC-insured, Utah chartered industrial bank. After funding a loan, WebBank sells the loan to PFL, without recourse to WebBank, in exchange for the principal amount of the loan. WebBank does not have any obligation to purchasers of the Notes.
PFL’s marketplace is designed to allow investors to invest in Borrower Loans in a transparent marketplace, with the aim of allowing both investors and borrowers to benefit financially as well as socially. PFL believes marketplace lending represents a new model of consumer lending, where individuals and institutions can earn the interest spread of a traditional consumer lender but must also assume the credit risk of a traditional consumer lender.
As of December 31, 2020, PFL’s marketplace was open to investors in 30 states and the District of Columbia. Additionally, as of December 31, 2020, PFL’s marketplace was open to borrowers in 48 states and the District of Columbia. Currently, the marketplace does not operate internationally.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES
Basis of Presentation
PFL’s consolidated financial statements include the accounts of PFL and its wholly-owned subsidiary, Prosper Depositor LLC. All intercompany balances and transactions between PFL and Prosper Depositor LLC have been eliminated in consolidation. PFL’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates
The preparation of PFL’s consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include, but are not limited to, the following: valuation of Loans Held for Sale, Borrower Loans and associated Notes, valuation of servicing rights, valuation of loan trailing fee liability, repurchase obligations, and contingent liabilities. PFL bases its estimates on historical experience from all Borrower Loans and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from estimates.
Consolidation of Variable Interest Entities
A variable interest entity (VIE) is a legal entity that has either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. PFL’s variable interest arises from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the fair value of the entity’s net assets. A VIE is consolidated by its primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. PFL consolidates a VIE when it is deemed to be the primary beneficiary. PFL assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.
Transfers of Financial Assets
PFL accounts for transfers of financial assets as sales when it has surrendered control over the transferred assets. Control is generally considered to have been surrendered when the transferred assets have been legally isolated from PFL, the transferee has the right to pledge or exchange the assets without any significant constraints, and PFL has not entered into a repurchase agreement, does not hold unconditional call options and has not written put options on the transferred assets. In assessing whether control has been surrendered, PFL considers whether the transferee would be a consolidated affiliate and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of the transfer, even if they were not entered into at the time of transfer. PFL measures gain or loss on sale of financial assets as the net proceeds received on the sale less the carrying amount of the loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities, and recourse obligations.
Fair Value Measurement
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial instruments consist principally of Cash and Cash Equivalents, Restricted Cash, Borrower Loans, Loans Held for Sale, Servicing Assets, Loan Trailing Fee Liability, Accounts Receivable, Accounts Payable and Accrued Liabilities, Payable to Investors and Notes. The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short term nature.
The fair value hierarchy includes a three-level classification, which is based on whether the inputs to the valuation methodology used for measurement are observable:
Level 1 — Quoted market prices in active markets for identical assets or liabilities.
Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.
Level 3 — Unobservable inputs.
When developing fair value measurements, PFL maximizes the use of observable inputs and minimizes the use of unobservable inputs. However, for certain instruments PFL must utilize unobservable inputs in determining fair value due to the lack of observable inputs in the market, which requires greater judgment in measuring fair value. In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are determined using assumptions that management believes a market participant would use in pricing the asset or liability.
As observable market prices are not available for the Borrower Loans, Loans Held for Sale, Notes, and Servicing Assets, or for similar assets and liabilities, PFL believes the Borrower Loans, Loans Held for Sale, Notes, and Servicing Assets should be considered level 3 financial instruments. PFL primarily uses a discounted cash flow model to estimate their fair value and key assumptions used in valuation include default rates and prepayment rates derived from historical performance and discount rates based on estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.
The obligation to pay principal and interest on any series of Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of our servicing fee which is generally 1.0% of the outstanding balance. The fair value election for Notes and Borrower Loans allows both the assets and the related liabilities to receive similar accounting treatment for expected losses which is consistent with the subsequent cash flows to investors that are dependent upon borrower payments. As such, the fair value of a series of Notes is approximately equal to the fair value of the corresponding Borrower Loan, adjusted for the 1.0% servicing fee and the timing of loan purchase, Note issuance and borrower payments. As a result, the valuation of the Notes uses the same methodology and assumptions as the Borrower Loans, except that the Notes incorporate the 1.0% servicing fee and any differences in timing in payments. Any unrealized gains or losses on the Borrower Loans and Notes for which the fair value option has been elected is recorded as a separate line item in the statement of operations. The effective interest rate associated with a group of Notes is less than the interest rate earned on the corresponding Borrower Loan due to the 1.0% servicing fee.
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
Restricted Cash
Restricted Cash consists primarily of cash deposits and short term certificates of deposit accounts for loan funding and servicing activities, and cash that investors or PFL has on the marketplace that has not yet been invested in Borrower Loans or disbursed to the investor.
Borrower Loans, Loans Held for Sale and Notes
With respect to the Note Channel, PFL purchases Borrower Loans from WebBank then issues notes, and holds the Borrower Loans as a receivable until maturity. The obligation to repay a series of notes issued through the Note Channel is dependent upon the repayment of the associated Borrower Loans. Borrower loans funded and notes issued through the Note Channel are carried on PFL’s Consolidated Balance Sheets as assets and liabilities, respectively.
PFL places Borrower Loans and Loans Held for Sale on non-accrual status when they are 120 days past due. When a loan is placed on non-accrual status, PFL stops accruing interest and reverses all accrued but unpaid interest as of such date. Additionally, PFL charges-off Borrower Loans and Loans Held for Sale when they are 120 days past due. The fair value of loans 120 days past due generally consists of the expected recovery from debt sales in subsequent periods.
Management has elected the fair value option for Borrower Loans, Loans Held for Sale, and Notes. Changes in fair value of Borrower Loans are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in fair value of Borrower Loans, Loans Held for Sale and Notes are included in “Change in Fair Value of Financial Instruments, Net” on the Consolidated Statements of Operations.
PFL primarily uses a discounted cash flow model to estimate the fair value of Borrower Loans, Loans Held for Sale and Notes. The key assumptions used in valuation include default rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.
Servicing Assets
PFL records Servicing Assets at their estimated fair values for servicing rights retained when PFL sells Borrower Loans to unrelated third-party buyers. The change in fair value of Servicing Assets is recognized in revenue as Servicing Fees, Net. The gain or loss on a loan sale is recorded in Gain (Loss) on Sale of Borrower Loans while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market loan servicing rate, is recorded in Servicing Assets on the Consolidated Balance Sheets.
PFL uses a discounted cash flow model to estimate the fair value of Servicing Assets which considers the contractual projected servicing fee revenue that PFL earns on the Borrower Loans, estimated market servicing fees to service such loans, prepayment rates, default rates and the current principal balances of the Borrower Loans.

Software and Website Development
Software and website development represents the software and website development costs that PMI transferred to PFL. PFL does not develop any of its own software or its website. Software and website development are included in Property and Equipment, Net and amortized to expense using the straight-line method over their expected lives which is generally one to five years. PFL evaluates its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software and website development assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software and website development assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software and website development assets.
Payable to Investors
Payable to Investors primarily represents the Company's obligation to investors related to cash held in an account for the benefit of investors and payments-in-process received from borrowers.
Loan Trailing Fee Liability
On July 1, 2016, PMI signed a series of agreements with WebBank which, among other things, includes an additional program fee (the “Loan Trailing Fee”) paid to WebBank in connection with the performance of each loan sold to PMI. These agreements were effective as of August 1, 2016. The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, irrespective of whether the loans are sold by PMI, and gives WebBank an ongoing financial interest in the performance of the loans it originates. This fee is paid by PMI to WebBank over the term of the respective loans and is a function of the principal and interest payments made by borrowers of such loans. In the event that principal and interest payments are not made with respect to any loan, PMI is not required to make the related Loan Trailing Fee payment. The obligation to pay the Loan Trailing Fee for any loan sold to PMI is recorded at fair value at the time of the origination of such loan within Other Liabilities and recorded as a reduction of “Transaction Fees, net”. Any changes in the fair value of this liability are recorded in “Servicing Fees, Net” on the consolidated statements of operations. The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and defaults rates.
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
Service Fees
Investors who purchase Borrower Loans from PFL through the Whole Loan Channel typically pay PFL a servicing fee which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates PFL for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. PFL records Servicing Fees from investors as a component of operating revenue when received.
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

Interest Income on Borrower Loans and Interest Expense on Notes
PFL recognizes interest income on Borrower Loans originated through the Note Channel and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent PFL believes it to be collectable.
Administration Fee Expense - Related Party
Pursuant to the Administration Agreement between PFL and PMI, PMI manages the marketplace on behalf of PFL. Accordingly each month, PFL is required to pay PMI an administration fee that is based on PMI’s (a) finance and legal personnel costs, (b) number of Borrower Loans originated through the Marketplace, (c) Servicing Fees collected by or on behalf of PFL, and (d) nonsufficient funds fees collected by or on behalf of PFL.
Recent Accounting Pronouncements
Accounting Standards Adopted in the Current Period
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820); Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The guidance only affects disclosures in the notes to the consolidated financial statements and has no effect on PFL’s balance sheet or statements of operations.
Accounting Standards Issued, to be Adopted in Future Periods
No issued and pending accounting standards were identified that are expected to have an impact on PFL.
NOTE 3. PROPERTY AND EQUIPMENT, NET
Property and Equipment consist of the following (in thousands):

	December 31,
	2020	2019
Internal-use software and web site development costs	$26,953	$24,930
Less: Accumulated depreciation and amortization	(20,025)	(17,381)
Total Property and Equipment, Net	$6,928	$7,549

Depreciation and amortization expense for the years ended December 31, 2020, 2019, and 2018 was $4.1 million, $4.4 million and $5.7 million, respectively. Internal-use software and web site development additions of $3.5 million, $5.5 million and $4.1 million were purchased from PMI in the years ended December 31, 2020, 2019, and 2018, respectively.
NOTE 4. BORROWER LOANS AND NOTES, AT FAIR VALUE
The fair value of Borrower Loans and Notes issued through the Note Channel is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used to value such Borrower Loans and Notes include default and prepayment rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics. The obligation to pay principal and interest on any series of Notes is equal to the payments, if any, received on the corresponding borrower loan, net of the servicing fee. As such, the fair value of Notes is approximately equal to the fair value of Borrower Loans originated through the Note Channel, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to the note holders. The effective interest rate associated with a series of notes will be less than the interest rate earned on the corresponding borrower loan due to the servicing fee.

The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of December 31, 2020 and 2019, are presented in the following table (in thousands):

	Borrower Loans		Notes
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Aggregate principal balance outstanding	$215,373	$248,702	$217,110	$250,281
Fair value adjustments	(5,703)	(3,565)	(8,731)	(6,110)
Fair value	$209,670	$245,137	$208,379	$244,171

At December 31, 2020, Borrower Loans had original maturities of either 3 or 5 years, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2025. At December 31, 2019, Borrower Loans had original maturities of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.92% and had various original maturity dates through December 2024. Since COVID-19 relief was first offered in March 2020 and through December 31, 2020, approximately 12% of the total outstanding balances of all loans originated on our platform on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 5% of the total outstanding balances of all loans originated on our platform are actively enrolled in at least one relief program as of December 31, 2020.
As of December 31, 2020, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.4 million and a fair value of $0.1 million. As of December 31, 2019, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.6 million and a fair value of $0.8 million. PFL places loans on non-accrual status when they are over 120 days past due. As of December 31, 2020 and 2019, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.3 million, respectively.
NOTE 5. SERVICING ASSETS
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the Consolidated Statements of Operations. The initial asset is recognized when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total recognized gains and losses on the sale of such Borrower Loans were a $6.4 million gain, a $5.1 million loss and a $58.0 million loss for the years ended December 31, 2020, 2019, and 2018, respectively.
At December 31, 2020, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $2.4 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82% and various original maturity dates through December 2025. At December 31, 2019, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.92% and various original maturity dates through December 2024.
Contractually-specified servicing fees and ancillary fees totaled $34.8 million, $43.4 million and $44.0 million for the years ended December 31, 2020, 2019, and 2018, respectively, and are included in Servicing Fees, Net on the Statement of Operations.
Fair Value Valuation Method
PFL uses a discounted cash flow valuation methodology generally consisting of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.
Significant unobservable inputs presented in the table within Note 7 are those that PFL considers significant to the estimated fair values of the Level 3 Servicing Assets. The following is a description of the significant unobservable inputs provided in the table.
Market Servicing Rate
PFL estimates adequate market servicing rates that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. This rate is stated as a fixed percentage of outstanding principal balance on a per annum basis. PFL estimates these market servicing rates based on observable market rates for other loan types in the industry and bids from sub-servicing providers, adjusted for the unique loan attributes that are present in the specific loans that PFL sells and services and information from backup service providers.

Discount Rate
The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. Management used a range of discount rates for the Servicing Assets based on comparable observed valuations of similar assets and publicly available disclosures related to servicing valuations, with comparability adjustments made to account for differences with PFL’s Servicing Assets.
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
NOTE 6. INCOME TAXES
PFL incurred no income tax provision for the year ended December 31, 2020 and 2019. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
NOTE 7. FAIR VALUE OF ASSETS AND LIABILITIES
PFL has elected to record certain financial instruments at fair value on the balance sheet. PFL classifies Borrower Loans, Loans Held for Sale and Notes as financial instruments and assesses their fair value each on a quarterly basis for financial statement presentation purposes. Gains and losses on these financial instruments are shown separately on the Consolidated Statements of Operations.
At December 31, 2020 and 2019, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
For a description of the fair value hierarchy and PFL’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. PFL did not transfer any assets or liabilities in or out of Level 3 during the year ended December 31, 2020 and 2019.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$209,670	$209,670
Servicing Assets	—	—	11,088	11,088
Total Assets	$—	$—	$220,758	$220,758
Liabilities:
Notes, at Fair Value	$—	$—	$208,379	$208,379
Loan Trailing Fee Liability*	—	—	2,233	2,233
Total Liabilities	$—	$—	$210,612	$210,612

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$245,137	$245,137
Servicing Assets	—	—	14,888	14,888
Total Assets	$—	$—	$260,025	$260,025
Liabilities:
Notes, at Fair Value	$—	$—	$244,171	$244,171
Loan Trailing Fee Liability*	—	—	2,997	2,997
Total Liabilities	$—	$—	$247,168	$247,168
*Included in Other Liabilities on the Consolidated Balance Sheets.
As PFL’s Borrower Loans, Notes, Servicing Assets and loan trailing fee liability do not trade in an active market with readily observable prices, PFL uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

	Range
Borrower Loans and Notes:	December 31, 2020			December 31, 2019
Discount rate	5.3%	—	16.1%	4.4%	—	12.1%
Default rate	2.6%	—	16.2%	2.4%	—	17.7%

	Range
Servicing Assets:	December 31, 2020			December 31, 2019
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	1.9%	—	17.7%	1.7%	—	18.8%
Prepayment rate	12.4%	—	28.9%	16.5%	—	28.1%
Market servicing rate (1) (2)	0.625%	—	0.818%		0.625%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of December 31, 2020 were measured using a market servicing rate assumption of 81.8 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 62.5 basis points.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2020 and 2019, the market rate for collection fees and non-sufficient fund fees was assumed to be 7 basis points and 6 basis points, respectively, for a weighted-average total market servicing rate of 69.5 basis points and 88.8 basis points and 68.5 basis points respectively.

	Range
Loan Trailing Fee Liability:	December 31, 2020			December 31, 2019
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	1.9%	—	17.7%	1.7%	—	18.8%
Prepayment rate	12.4%	—	28.9%	16.5%	—	28.1%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following table presents additional information about Level 3 Loans Held for Sale, Borrower Loans, and Notes measured at fair value on a recurring basis for the year ended December 31, 2020 and 2019 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Fair value at January 1, 2019	$263,522	$—	$(264,003)	$(481)
Originations	170,326	2,320,560	(171,138)	2,319,748
Principal repayments	(162,082)	—	167,420	5,338
Borrower Loans sold to third parties	(3,399)	(2,320,560)	—	(2,323,959)
Other changes	(45)	—	739	694
Change in fair value	(23,185)	—	22,811	(374)
Fair value at December 31, 2019	$245,137	$—	$(244,171)	$966
Originations	133,644	1,338,082	(133,228)	1,338,498
Principal repayments	(147,361)	—	149,409	2,048
Borrower Loans sold to third parties	(2,547)	(1,338,082)	—	(1,340,629)
Other changes	7	—	(53)	(46)
Change in fair value	(19,210)	—	19,664	454
Fair value at December 31, 2020	$209,670	$—	$(208,379)	$1,291

The following table presents additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Fair value at January 1, 2019	$15,550
Additions	13,032
Change in fair value	(13,694)
Fair value at December 31, 2019	$14,888
Additions	7,203
Change in fair value	(11,003)
Fair value at December 31, 2020	$11,088

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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2019	$3,118
Issuances	2,254
Cash payment of Loan Trailing Fee	(2,660)
Change in fair value	285
Fair Value at December 31, 2019	$2,997
Issuances	1,349
Cash payment of Loan Trailing Fee	(2,421)
Change in fair value	308
Fair Value at December 31, 2020	$2,233
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans and Notes. The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2020 and 2019 for Borrower Loans are presented in the following table (in thousands, except percentages):

Borrower Loans:	December 31, 2020	December 31, 2019
Fair Value at Fair value, using the following assumptions:	$209,670	$245,137
Weighted-average discount rate	8.93%	6.43%
Weighted-average default rate	12.26%	13.68%

Fair value resulting from:
100 basis point increase in discount rate	$207,810	$242,888
200 basis point increase in discount rate	$205,994	$240,691
Fair value resulting from:
100 basis point decrease in discount rate	$211,575	$247,442
200 basis point decrease in discount rate	$213,527	$249,805

Fair value resulting from:
100 basis point increase in default rate	$207,594	$241,930
200 basis point increase in default rate	$205,528	$238,807
Fair value resulting from:
100 basis point decrease in default rate	$211,755	$248,453
200 basis point decrease in default rate	$213,851	$251,777

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at December 31, 2020 and 2019 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

Notes:	December 31, 2020	December 31, 2019
Fair Value at Fair value, using the following assumptions:	$208,379	$244,171
Weighted-average discount rate	8.93%	6.43%
Weighted-average default rate	12.26%	13.68%

Fair value resulting from:
100 basis point increase in discount rate	$206,528	$241,927
200 basis point increase in discount rate	$204,720	$239,737
Fair value resulting from:
100 basis point decrease in discount rate	$210,274	$246,471
200 basis point decrease in discount rate	$212,217	$248,828

Fair value resulting from:
100 basis point increase in default rate	$206,304	$240,958
200 basis point increase in default rate	$204,238	$237,831
Fair value resulting from:
100 basis point decrease in default rate	$210,463	$247,489
200 basis point decrease in default rate	$212,558	$250,817
Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2020 and 2019 for Servicing Assets are presented in the following table (in thousands, except percentages):

Servicing Assets:	December 31, 2020	December 31, 2019
Fair Value at Fair value, using the following assumptions:	$11,088	$14,888
Weighted-average market servicing rate	0.631%	0.625%
Weighted-average prepayment rate	19.84%	20.99%
Weighted-average default rate	12.78%	12.67%

Fair value resulting from:
Market servicing rate increase of 0.025%	$10,424	$13,966
Market servicing rate decrease of 0.025%	$11,752	$15,811

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$10,874	$14,583
Applying a 0.9 multiplier to prepayment rate	$11,304	$15,197

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$10,936	$14,618
Applying a 0.9 multiplier to default rate	$11,239	$15,165
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

NOTE 8. COMMITMENTS AND CONTINGENCIES
In the normal course of its operations, PFL becomes involved in various legal actions. PFL maintains provisions it considers to be adequate for such actions. The Company does not believe it is probable that the ultimate liability, if any, arising out of any such matters will have a material effect on financial condition, results of operations or cash flows.
Operating Commitments
PFL has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made under WebBank's bank charter. On February 1, 2019, PFL and WebBank extended the terms of their agreement. Pursuant to the agreement, the marketing fee that PFL receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143.5 thousand, PFL is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $1.7 million and $0.1 million for the year 2021 and 2022, respectively.
Additionally, under the agreement with WebBank, PFL is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At December 31, 2020 the Company was in compliance with the covenant.
Loan Purchase Commitments
Under the terms of PFL's agreement with WebBank, PFL is committed to purchase $11.2 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2020. PFL will purchase these Borrower Loans within the first three business days of the year ending December 31, 2021.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. PFL recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated under the repurchase obligation is the outstanding balances of the Borrower Loans sold through the Whole Loan channels, which at December 31, 2020 was $2.8 billion. PFL had accrued $0.2 million and $0.4 million as of December 31, 2020 and 2019 respectively in regard to this obligation.
Regulatory Contingencies
PFL accrues for contingencies when a loss from such contingencies is probable and the amount of loss can be reasonably estimated. In determining whether a loss is probable and if it is possible to quantify the amount of the estimated loss, PFL reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If PFL determines that an unfavorable outcome is not probable or that the amount of a loss cannot be reasonably estimated, PFL does not accrue for a potential litigation loss. If an unfavorable outcome is probable and PFL can estimate a range of outcomes, PFL records the amount management considers to be the best estimate within the range of potential losses that are both probable and estimable; however, if management cannot quantify the amount of the estimated loss, then PFL records the low end of the range of those potential losses.

SEC Inquiry
In April 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to Note investors. PMI was advised by the SEC that it was investigating whether violations of federal securities laws had occurred in connection with the error. On April 19, 2019, the SEC accepted an offer of settlement from PFL to resolve the matter. Under the settlement, the SEC alleged a violation of Section 17(a)(2) of the Securities Act and ordered PFL to cease and desist from any future violations of that provision. PFL neither admitted nor denied any wrongdoing, and agreed to pay a civil monetary penalty of $3.0 million. The penalty of $3.0 million was paid in full in April 2019.
West Virginia Matter
In January 2018, the Attorney General of the State of West Virginia (the “Attorney General”) initiated discussions regarding certain acts and practices of PMI and PFL that the Attorney General asserts may have violated the West Virginia Consumer Credit and Protection Act (the “Consumer Act”), to which PMI responded with such information as was requested by the Attorney General. Following a period of more than a year with limited to no communication, in February 2020, PMI received a proposed Assurance of Discontinuance (an “AOD”) from the Attorney General requesting that, without in any way admitting that any of its prior practices were in violation of the Consumer Act, PMI agree to certain terms and conditions regarding its past and potential future conduct of its business with respect to customers in West Virginia, including a release by the Attorney General of any claims it may have related to the matters identified in the AOD. PMI is evaluating and intends to discuss the proposed terms in the AOD with the Attorney General.

We cannot predict the outcome of the matter and any potential fines or penalties, if any, that may arise from the matter. Further, we are unable to estimate a range of outcomes and as a result no accrual has been made.

No loans have been originated through the PFL platform to West Virginians since June 2016.
NOTE 9. RELATED PARTIES
Since inception, PFL has engaged in various transactions with its directors, executive officers, PMI, and immediate family members and other affiliates of its directors, executive officers and PMI. PFL believes that all of the transactions described below were made on terms no less favorable to PFL than could have been obtained from unaffiliated third parties.
PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the years ended December 31, 2020 and 2019 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Year Ended December 31,		Interest Earned on Notes and Borrower Loans the Year Ended December 31,
	2020	2019	2020	2019
Executive officers and management	$28	$23	$6	$5
Directors (excluding executive officers and management)	—	—	—	—
Total	$28	$23	$6	$5

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
	December 31, 2020	December 31, 2019
Executive officers and management	$41	$35
Directors (excluding executive officers and management)	—	—
Total	$41	$35

NOTE 10. SIGNIFICANT CONCENTRATIONS
PFL is dependent on third party funding sources such as banks, asset managers, and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2020, two individual parties purchased 21.4% and 14.3% of such loans, and PMI’s Warehouse VIEs purchased 18.2% of such loans. For the year ended December 31, 2019, no individual party purchased more than 10% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 10.3% of such loans. These purchases reflect that a significant portion of PFL’s business is dependent on funding through the Whole Loan Channel, through which 91% and 94% of Borrower Loans were originated in the years ended December 31, 2020 and 2019, respectively.

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

3.4
Bylaws of Prosper Marketplace, Inc., dated March 22, 2005, as amended by Amendment No. 1 dated February 15, 2016 and Amendment No. 2 dated May 19, 2020 (incorporated by reference to Exhibit 3.4 of PMI’s and PFL’s Quarterly Report on Form 10-Q (File No. 333-225797), filed August 14, 2020)

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)

4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)

4.3	Supplemental Indenture, dated January 22, 2013, between Prosper Marketplace, Inc., Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.4	Indenture, dated June 15, 2009, between Prosper Marketplace, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Pre-Effective Amendment No. 5 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed on June 26, 2009)

4.5	Amended and Restated Indenture, dated January 22, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.6	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

10.1	Form of PFL Borrower Registration Agreement (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Annual Report on Form 10-K filed on March 20, 2020)

10.2	Form of PFL Investor Registration Agreement (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Annual Report on Form 10-K filed on March 20, 2020)

10.3	Promissory Note, dated April 24, 2020, by and between Broadway National Bank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI’s Current Report on Form 8-K, filed on April 30, 2020)

10.4	Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.5	First Amendment to Asset Sale Agreement, dated October 7, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

Exhibit Number	Description

10.6	Second Amendment to Asset Sale Agreement, dated March 27, 2017, between PFL and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.7	Third Amendment to Asset Sale Agreement, dated February 1, 2019, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019)

10.8	Fourth Amendment to Asset Sale Agreement, dated November 9, 2020, between PFL and WebBank (incorporated by reference to Exhibit 10.7 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.9	Marketing Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.10
First Amendment to Marketing Agreement, dated October 7, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.3 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.11	Second Amendment to Marketing Agreement, dated November 17, 2017, between PMI and WebBank (incorporated by reference to Exhibit 10.4 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.12	Third Amendment to Marketing Agreement, dated February 1, 2019, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019) (1)

10.13	Fourth Amendment to Marketing Agreement, dated September 21, 2020, between PMI and WebBank (incorporated by reference to Exhibit 10.5 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (1)

10.14	Fifth Amendment to Marketing Agreement, dated November 9, 2020, between PMI and WebBank (incorporated by reference to Exhibit 10.6 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (1)

10.15	Administration Agreement, effective as of February 1, 2013, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

10.16	Amendment No. 1 to Administration Agreement, dated as of January 1, 2014, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 10-Q filed on May 14, 2014)

10.17	Amendment No. 2 to Administration Agreement, dated as of January 1, 2015, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Annual Report on Form 10-K filed on April 6, 2015)

10.18
Amendment No. 3 to Administration Agreement, dated as of November 8, 2016 and made effective as of July 1, 2016, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.8 of PMI and PFL's Annual Report on Form 10-K, filed on March 20, 2017)

10.19
Amendment No. 4 to Administration Agreement, dated as of January 25, 2018, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.32 of PMI and PFL's Annual Report on Form 10-K, filed on March 26, 2018)

10.20	Amendment No. 5 to Administration Agreement, dated as of November 12, 2018 and made effective as of October 1, 2018, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.16 of PMI and PFL's Annual Report on Form 10-K, filed on March 29, 2019)

10.21	Services and Indemnity Agreement, dated March 1, 2012, among Global Securitization Services, LLC, Kevin Burns, Bernard Angelo, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.8 of Pre-Effective Amendment No. 3 to PFL and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed on November 21, 2012) (3)

10.22	Second Amended and Restated Loan Sale Agreement, dated January 25, 2013, among WebBank, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.5 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

Exhibit Number	Description

10.23	Second Amendment to Second Amended and Restated Loan Sale Agreement, dated October 27, 2015, between PMI, PFL and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on November 9, 2015)

10.24	Second Amended and Restated Loan Account Program Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.25	Stand By Loan Purchase Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.26	Stand By Purchase Agreement, dated July 1, 2016, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Current Report on Form 8-K, filed on July 8, 2016) (1)

10.27	First Amendment to Stand By Purchase Agreement, dated February 1, 2019, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019) (1)

10.28
Second Amendment to Stand By Purchase Agreement, dated November 9, 2020, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.8 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (1)

10.29	Director Indemnification Agreement, dated January 15, 2013, between Prosper Marketplace, Inc. and Patrick (Pat) Grady (incorporated by reference to Exhibit 10.20 of PMI and PFL’s Annual Report on Form 10-K, filed on March 31, 2014) (3)

10.30	Form of Indemnification Agreement for PMI’s directors (other than Patrick Grady), officers and key employees (incorporated by reference to Exhibit 10.21 of PMI and PFL's Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.31
Back-Up Servicing Agreement (Note Channel), dated as of February 24, 2017, among Prosper Funding LLC, Prosper Marketplace, Inc., and Vervent, Inc. (f/k/a First Associates Loan Servicing, LLC) (incorporated by reference to Exhibit 10.10 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

10.32	Amended and Restated Services and Indemnity Agreement, dated May 30, 2013, between Prosper Funding LLC, Prosper Marketplace, Inc., Global Securitization Services, LLC, Bernard J. Angelo and David V. DeAngelis (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed on June 5, 2013) (3)

10.33	Amended and Restated Prosper Marketplace, Inc. 2005 Stock Plan (incorporated by reference to Exhibit 4.2 of PMI’s Registration Statement on Form S-8 filed on May 29, 2014) (3)

10.34	Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on May 12, 2015) (3)

10.35	Amendment No. 1 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on April 13, 2016) (3)

10.36	Amendment No. 2 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on August 15, 2016) (3)

10.37	Amendment No. 3 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on March 26, 2018) (3)

10.38	Form of Stock Option Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.39	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016) (3)
10.40	Prosper Marketplace, Inc. Eligible Employee Retention Plan, adopted as of November 6, 2020 (incorporated by reference to Exhibit 10.2 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

Exhibit Number	Description

10.41	Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective November 5, 2020 (incorporated by reference to Exhibit 10.3 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

10.42	Form of Prosper Marketplace, Inc. Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.4 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

10.43
Warrant Agreement, dated as of February 27, 2017, among PMI, PF WarrantCo Holdings, LP, and, for certain limited purposes, New Residential Investment Corp (incorporated by reference to Exhibit 10.9 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

21.1	Subsidiaries of Prosper Marketplace, Inc. (2)

21.2	Subsidiaries of Prosper Funding LLC (2)

23.1	Consent of Independent Registered Accounting Firm (2)

31.1	Certification of Principal Executive Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Principal Financial Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.3	Certification of Principal Executive Officer of PFL pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.4	Certification of Principal Financial Officer of PFL pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Principal Executive Officer and Principal Financial Officer of PMI pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI's Annual Report on Form 10-K for the year ended December 31, 2020 (2)

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Annual Report on Form 10-K for the year ended December 31, 2020 (2)

(1) Certain portions of this exhibit have been, as applicable, (i) omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act or (ii) marked by brackets and omitted because the information is (a) not material and (b) would be competitively harmful if disclosed.
(2) Filed herewith.
(3) Management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of March 2021.

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

Name	Title	Date

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Chairman of the Board	March 12, 2021
David Kimball

/s/ Usama Ashraf	Chief Financial Officer (Principal Financial Officer)	March 12, 2021
Usama Ashraf

/s/ Claire A. Huang	Director	March 12, 2021
Claire A. Huang

/s/ Rajeev V. Date	Director	March 12, 2021
Rajeev V. Date

/s/ Thomas R. Kearney	Director	March 12, 2021
Thomas R. Kearney

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of March 2021.

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

Name	Title

/s/ David Kimball	Chief Executive Officer and President (Principal Executive Officer); Director	March 12, 2021
David Kimball

/s/ Usama Ashraf	Chief Financial Officer and Treasurer (Principal Financial Officer); Director	March 12, 2021
Usama Ashraf

/s/ Bernard J. Angelo	Director	March 12, 2021
Bernard J. Angelo

/s/ David V. DeAngelis	Director	March 12, 2021
David V. DeAngelis