Form 10-Q
period 2021-03-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2021-05-13
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
As of May 10, 2021, there were 70,859,235 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
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
There may be other factors that may cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	March 31, 2021	December 31, 2020
Assets:
Cash and Cash Equivalents	$53,129	$50,145
Restricted Cash (1)	168,141	163,723
Accounts Receivable (1)	722	605
Loans Held for Sale, at Fair Value (1)	240,379	274,621
Borrower Loans, at Fair Value (1)	351,101	378,263
Property and Equipment, Net	29,725	28,446
Prepaid and Other Assets (1)	6,240	5,196
Servicing Assets	9,248	9,242
Goodwill	36,368	36,368
Intangible Assets, Net	457	500
Total Assets	$895,510	$947,109
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$16,298	$17,876
Payable to Investors	127,748	124,094
Notes, at Fair Value	218,494	208,379
Notes Issued by Securitization Trust (1)	124,564	156,782
Certificates Issued by Securitization Trust, at Fair Value (1)	19,726	22,917
Warehouse Lines (1)	213,336	242,479
Other Liabilities	25,890	25,057
Convertible Preferred Stock Warrant Liability	156,750	112,319
Total Liabilities	$902,806	$909,903
Commitments and Contingencies (Note 16)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of March 31, 2021 and December 31, 2020; 209,613,570 issued and outstanding as of March 31, 2021 and December 31, 2020. Aggregate liquidation preference of $370,456 as of March 31, 2021 and December 31, 2020.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 12), 51,247,915 shares issued and outstanding as of March 31, 2021 and December 31, 2020.	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 71,699,768 shares issued and 70,763,833 shares outstanding, as of March 31, 2021; 70,075,307 shares issued and 69,139,372 shares outstanding, as of December 31, 2020.	232	215
Additional Paid-In Capital	156,322	155,952
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(460,800)	(415,911)
Total Stockholders' Deficit	$(327,663)	$(283,161)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$895,510	$947,109
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

	March 31, 2021	December 31, 2020
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$25,549	$25,203
Loans Held for Sale, at Fair Value	240,379	274,621
Borrower Loans, at Fair Value	132,089	168,593
Prepaid and Other Assets	3,097	2,043
Total assets of consolidated variable interest entities	$401,114	$470,460
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trust	$124,564	$156,782
Certificates Issued by Securitization Trust, at Fair Value	19,726	22,917
Warehouse Lines	213,336	242,479
Total liabilities of consolidated variable interest entities	$357,626	$422,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Operating Revenues:
Transaction Fees, Net	$20,830	$20,413
Servicing Fees, Net	3,414	6,057
Gain on Sale of Borrower Loans	1,623	1,744
Other Revenue	527	1,012
Total Operating Revenues	26,394	29,226
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	21,898	27,644
Interest Expense on Financial Instruments	(12,925)	(16,683)
Net Interest Income (Expense), Net	8,973	10,961
Change in Fair Value of Financial Instruments, Net	(2,251)	(36,942)
Total Net Revenue	33,116	3,245
Expenses:
Origination and Servicing	8,374	8,446
Sales and Marketing	7,722	11,242
General and Administrative	17,644	18,162
Change in Fair Value of Convertible Preferred Stock Warrants	44,431	(55,449)
Other Income, Net	(187)	(320)
Total Expenses	77,984	(17,919)
Net (Loss) Income Before Taxes	(44,868)	21,164
Income Tax Expense	(21)	(34)
Net (Loss) Income	$(44,889)	$21,130
Less: Net Income Allocated to Participating Securities	—	(15,755)
Net (Loss) Income Attributable to Common Stockholders	$(44,889)	$5,375
Net (Loss) Income Per Share – Basic	$(0.65)	$0.08
Net (Loss) Income Per Share – Diluted	$(0.65)	$0.02
Weighted-Average Shares – Basic	69,344,075	68,454,103
Weighted-Average Shares – Diluted	69,344,075	281,955,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net (Loss) Income	$(44,889)	$21,130
Other Comprehensive (Loss) Income, Before Tax:
Other Comprehensive (Loss) Income, Before Tax	—	—
Other Comprehensive (Loss) Income, Net of Tax	—	—
Comprehensive (Loss) Income, Net of Tax	$(44,889)	$21,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	74,316,607	$215	(5,177,235)	$(23,417)	$155,952	$(415,911)	$(283,161)
Exercise of vested stock options	—	—	—	—	1,624,461	17	—	—	17	—	34
Stock-based compensation expense	—	—	—	—	—	—	—	—	353	—	353
Net loss	—	—	—	—	—	—	—	—	—	(44,889)	(44,889)
Balance as of March 31, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	75,941,068	$232	(5,177,235)	$(23,417)	$156,322	$(460,800)	$(327,663)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	209,613,570	$322,748	—	$—	73,629,136	$208	(5,177,235)	$(23,417)	$151,416	$(434,462)	$(306,255)
Exercise of vested stock options	—	—	—	—	3,740	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	557	—	557
Net income	—	—	—	—	—	—	—	—	—	21,130	21,130
Balance as of March 31, 2020	209,613,570	$322,748	—	$—	73,632,876	$208	(5,177,235)	$(23,417)	$151,974	$(413,332)	$(284,567)

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from Operating Activities:
Net (Loss) Income	$(44,889)	$21,130
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Financial Instruments, Net	2,250	36,938
Depreciation and Amortization	2,246	2,006
Amortization of Operating Lease Right-of-use Asset	856	901
Gain on Sales of Borrower Loans	(2,019)	(1,974)
Change in Fair Value of Servicing Rights	2,013	2,834
Stock-Based Compensation Expense	319	505
Change in Fair Value of Convertible Preferred Stock Warrants	44,431	(55,449)
Other, Net	882	1,073
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(406,234)	(399,550)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	450,897	392,244
Accounts Receivable	(117)	663
Prepaid and Other Assets	226	214
Accounts Payable and Accrued Liabilities	(889)	(5,151)
Payable to Investors	3,654	(13,164)
Other Liabilities	(1,086)	(1,496)
Net Cash Provided by (Used in) Operating Activities	52,540	(18,276)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(48,958)	(41,301)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	65,201	80,928
Purchases of Property and Equipment	(3,092)	(3,362)
Net Cash Provided by Investing Activities	13,151	36,265
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	49,861	40,575
Payments of Notes Held at Fair Value	(39,788)	(40,587)
Principal Payments on Notes Issued by Securitization Trust	(32,491)	(61,969)
Principal Payments on Certificates Issued by Securitization Trust	(5,485)	(4,833)
Proceeds from Warehouse Lines	30,750	22,749
Principal Payments on Warehouse Lines	(59,900)	—
Payments of Debt Issuance Costs	(1,270)	—
Proceeds from Exercise of Stock Options	34	1
Net Cash Used in Financing Activities	(58,289)	(44,064)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	7,402	(26,075)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	213,868	220,408
Cash, Cash Equivalents and Restricted Cash at End of the Period	$221,270	$194,333

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$12,370	$15,993
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	$144	$218

	Three Months Ended March 31,
	2021	2020

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$53,129	$52,829
Restricted Cash	168,141	141,504
Total Cash, Cash Equivalents and Restricted Cash	$221,270	$194,333

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
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes to these accounting policies during the first three months of 2021 unless noted below.
Fair Value Measurements
Financial instruments measured at fair value consist principally of Borrower Loans, Loans Held for Sale, Servicing Assets, Loan Trailing Fee Liabilities (Note 9), Notes, Certificates Issued by Securitization Trust and Convertible Preferred Stock Warrant Liability. The estimated fair values of other financial instruments, including Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short-term nature. The estimated fair values of Paycheck Protection Program loan (Note 9 and 10), Notes Issued by Securitization Trust and Warehouse Lines do not approximate their carrying values due primarily to differences in the stated and market rates associated with these instruments.
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
Recent Accounting Pronouncements
Accounting Standards Adopted by the Company in the Current Period
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize or derecognize deferred tax liabilities related to equity method investments that are also foreign subsidiaries and the methodology for calculating income taxes in an interim period. The guidance also clarifies and simplifies other aspects of the accounting for income taxes, including a modification in the guidance for franchise taxes that are partially based on income and recognizing deferred taxes for a subsequent step-up in the tax basis of goodwill. The ASU is effective for the Company beginning in the first quarter of 2021. The Company has adopted ASU 2019-12 and concluded that the impact on its condensed consolidated financial statements was immaterial.
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
3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	$17,048	$15,767
Computer equipment	14,219	13,841
Internal-use software and website development costs	35,286	33,176
Office equipment and furniture	2,872	2,872
Leasehold improvements	7,167	7,167
Assets not yet placed in service	4,982	5,035
Property and equipment	81,574	77,858
Less: Accumulated depreciation and amortization	(51,849)	(49,412)
Total Property and Equipment, Net	$29,725	$28,446

Depreciation and amortization expense for Property and Equipment, Net for the three months ended March 31, 2021 and March 31, 2020 was $2.2 million and $2.0 million, respectively. These charges are included in General and Administrative expenses on the condensed consolidated statements of operations. Prosper capitalized internal-use software and website development costs in the amount of $2.0 million and $2.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 15.

4. Borrower Loans, Loans Held for Sale and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of March 31, 2021 and December 31, 2020, are presented in the following table (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Aggregate principal balance outstanding	$360,013	$393,642	$243,682	$279,113	$224,261	$217,110
Fair value adjustments	(8,912)	(15,379)	(3,303)	(4,492)	(5,767)	(8,731)
Fair value	$351,101	$378,263	$240,379	$274,621	$218,494	$208,379
PMI has offered assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through March 31, 2021, approximately 12% of the total outstanding balances of all loans originated on our platform on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 3% of the total outstanding balances of all loans originated on our platform are actively enrolled in at least one relief program as of March 31, 2021.
Borrower Loans
At March 31, 2021, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through March 2026. At December 31, 2020, outstanding Borrower Loans had original maturities of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through December 2025.
As of March 31, 2021, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.8 million and a fair value of $0.2 million. As of December 31, 2020, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.8 million and a fair value of $0.3 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of March 31, 2021 and December 31, 2020, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.4 million, respectively.
Loans Held for Sale
At March 31, 2021, outstanding Loans Held for Sale had original terms to maturity between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through March 2026. At December 31, 2020, outstanding Loans Held for Sale had original terms to maturity between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2025. Interest income earned on Loans Held for Sale by the Company was $7.6 million and $4.8 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
As of March 31, 2021, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.7 million and a fair value of $0.1 million. As of December 31, 2020, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.8 million and a fair value of $0.1 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of March 31, 2021 and December 31, 2020, Loans Held for Sale in non-accrual status had a fair value of $0.1 million (for both periods).
5. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The total gains recognized on the sale of such Borrower Loans for the three months ended March 31, 2021 and 2020 were $1.6 million and $1.7 million, respectively, recognized in Gain on Sale of Borrower Loans on the condensed consolidated statements of operations.
As of March 31, 2021, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $2.3 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through March 2026. At December 31, 2020, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $2.4 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through December 2025.
Contractually-specified servicing fees and ancillary fees totaling $5.8 million and $9.2 million for the three months ended March 31, 2021 and 2020, respectively, are included on the condensed consolidated statements of operations in Servicing Fees, Net.
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
PMIT 2019-1
The notes under the PMIT 2019-1 securitization were issued in three classes: Class A in the amount of $127.3 million, Class B in the amount of $25.0 million and Class C in the amount of $19.3 million (collectively, the “2019-1 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.54%, 4.03% and 5.27%, respectively. Principal and interest payments began in March 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $2.3 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $25.7 million and are secured by Borrower Loans at fair value of $26.6 million included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of March 31, 2021. The risk retention and residual certificates held by third party investors at fair value of $2.8 million are included in “Certificates Issued by Securitization Trust, at Fair Value” on the condensed consolidated balance sheets as of March 31, 2021.
PMIT 2019-2
The notes under the PMIT 2019-2 securitization were issued in three classes: Class A in the amount of $110.1 million, Class B in the amount of $31.4 million and Class C in the amount of $32.7 million (collectively, the “2019-2 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.20%, 3.69% and 5.05%, respectively. Principal and interest payments began in July 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $1.9 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $46.4 million and are secured by Borrower Loans at fair value of $49.8 million included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of March 31, 2021. The risk retention and residual certificates held by third party investors at fair value of $8.4 million are included in “Certificates Issued by Securitization Trust, at Fair Value” on the condensed consolidated balance sheets as of March 31, 2021.
PMIT 2019-4
The notes under the PMIT 2019-4 securitization were issued in three classes: Class A in the amount of $102.6 million, Class B in the amount of $19.5 million and Class C in the amount of $16.8 million (collectively, the “2019-4 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 2.48%, 3.20% and 4.95% respectively. Principal and interest payments began in December 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $1.2 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $52.4 million and are secured by Borrower Loans at fair value of $55.7 million included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of March 31, 2021. The risk retention interest and residual certificates held by third party investors at fair value of $8.5 million are included in “Certificates Issued by Securitization Trust, at Fair Value” in the condensed consolidated balance sheets as of March 31, 2021.
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
Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. Prosper did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2021 or March 31, 2020.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 12 for further details.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$351,101	$351,101
Loans Held for Sale at Fair Value	—	—	240,379	240,379
Servicing Assets	—	—	9,248	9,248
Total Assets	$—	$—	$600,728	$600,728
Liabilities:
Notes, at Fair Value	$—	$—	$218,494	$218,494
Certificates Issued by Securitization Trust, at Fair Value	—	—	19,726	19,726
Convertible Preferred Stock Warrant Liability	—	—	156,750	156,750
Loan Trailing Fee Liability	—	—	2,189	2,189
Total Liabilities	$—	$—	$397,159	$397,159

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$378,263	$378,263
Loans Held for Sale at Fair Value	—	—	274,621	274,621
Servicing Assets	—	—	9,242	9,242
Total Assets	$—	$—	$662,126	$662,126
Liabilities:
Notes, at Fair Value	$—	$—	$208,379	$208,379
Certificates Issued by Securitization Trust, at Fair Value	—	—	22,917	22,917
Convertible Preferred Stock Warrant Liability	—	—	112,319	112,319
Loan Trailing Fee Liability	—	—	2,233	2,233
Total Liabilities	$—	$—	$345,848	$345,848

As Prosper’s Borrower Loans, Loans Held for Sale, Notes, Certificates Issued by Securitization Trust, Convertible Preferred Stock Warrant Liability, servicing assets and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2021 and March 31, 2020.
Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at March 31, 2021 and December 31, 2020:

Range
Borrower Loans, Loans Held for Sale and Notes:	March 31, 2021	December 31, 2020
Discount rate	4.7% - 17.2%	4.5% - 17.7%
Default rate	1.7% - 17.6%	2.3% - 17.9%

Range
Certificates Issued by Securitization Trust:	March 31, 2021	December 31, 2020
Discount rate	1.8% - 14.0%	3.3% - 16.0%
Default rate	1.7% - 14.4%	3.2% - 15.3%
Prepayment rate	5.6% - 35.3%	7.6% - 35.4%

Range
Servicing Assets:	March 31, 2021	December 31, 2020
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 17.3%	1.9% - 17.7%
Prepayment rate	11.9% - 28.2%	12.4% - 28.9%
Market servicing rate (1) (2)	0.625% - 0.818%	0.625% - 0.818%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of March 31, 2021 were measured using a market servicing rate assumption of 81.8 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 62.5 basis points.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of March 31, 2021 and December 31, 2020, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 7 basis points, respectively, for a total market servicing rate range of 68.5 - 87.8 basis points and a total market servicing rate of 69.5 - 88.8 basis points, respectively.

Range
Loan Trailing Fee Liability	March 31, 2021	December 31, 2020
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 17.3%	1.9% - 17.7%
Prepayment rate	11.9% - 28.2%	12.4% - 28.9%

At March 31, 2021 and December 31, 2020, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans.

Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at January 1, 2021	$378,263	$274,621	$(208,379)	$(22,918)	$421,587
Purchase of Borrower Loans/Issuance of Notes	48,958	406,234	(49,861)	—	405,331
Principal repayments	(75,390)	(34,871)	39,788	5,485	(64,988)
Borrower Loans sold to third parties	(1,009)	(404,828)	—	—	(405,837)
Other changes	(669)	(135)	187	34	(583)
Change in fair value	948	(642)	(229)	(2,327)	(2,250)
Balance at March 31, 2021	$351,101	$240,379	$(218,494)	$(19,726)	$353,260

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at January 1, 2020	$634,019	$142,026	$(244,171)	$(52,168)	$479,706
Purchase of Borrower Loans/Issuance of Notes	41,301	399,551	(40,575)	—	400,277
Principal repayments	(96,715)	(18,560)	40,588	4,833	(69,854)
Borrower Loans sold to third parties	(2,263)	(355,634)	—	—	(357,897)
Other changes	(742)	105	138	38	(461)
Change in fair value	(53,196)	(14,252)	18,529	11,981	(36,938)
Balance at March 31, 2020	$522,404	$153,236	$(225,491)	$(35,316)	$414,833

The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three month periods ending March 31, 2021 and 2020 (in thousands):

Servicing Assets
Fair Value at January 1, 2021	$9,242
Additions	2,019
Less: Changes in fair value	(2,013)
Fair Value at March 31, 2021	$9,248

Servicing Assets
Fair Value at January 1, 2020	$12,602
Additions	1,974
Less: Changes in fair value	(2,834)
Fair Value at March 31, 2020	$11,742

The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three month periods ending March 31, 2021 and 2020 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2021	$112,319
Change in fair value	44,431
Balance as of March 31, 2021	$156,750

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2020	$149,996
Change in fair value	(55,449)
Balance as of March 31, 2020	$94,547
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three month periods ending March 31, 2021 and 2020 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2021	$2,233
Issuances	410
Cash Payment of Loan Trailing Fee	(544)
Change in Fair Value	90
Balance at March 31, 2021	$2,189

Loan Trailing Fee Liability
Balance at January 1, 2020	$2,997
Issuances	385
Cash Payment of Loan Trailing Fee	(675)
Change in Fair Value	(61)
Balance at March 31, 2020	$2,646

Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2021 and December 31, 2020 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale	March 31, 2021	December 31, 2020
Fair value, using the following assumptions:	$591,480	$652,884
Weighted-average discount rate	7.91%	8.26%
Weighted-average default rate	11.13%	11.58%

Fair value resulting from:
100 basis point increase in discount rate	$586,021	$647,093
200 basis point increase in discount rate	$580,693	$641,437
Fair value resulting from:
100 basis point decrease in discount rate	$597,074	$658,817
200 basis point decrease in discount rate	$602,809	$664,895

Fair value resulting from:
10 percent increase in default rate	$585,825	$646,421
20 percent increase in default rate	$580,203	$639,987
Fair value resulting from:
10 percent decrease in default rate	$597,161	$659,377
20 percent decrease in default rate	$602,871	$665,904

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2021 and December 31, 2020 for Notes are presented in the following table (in thousands, except percentages).

Notes	March 31, 2021	December 31, 2020
Fair value, using the following assumptions:	$218,494	$208,379
Weighted-average discount rate	8.10%	8.93%
Weighted-average default rate	11.55%	12.26%

Fair value resulting from:
100 basis point increase in discount rate	$216,475	$206,528
200 basis point increase in discount rate	$214,504	$204,720
Fair value resulting from:
100 basis point decrease in discount rate	$220,563	$210,274
200 basis point decrease in discount rate	$222,685	$212,217

Fair value resulting from:
10 percent increase in default rate	$216,393	$206,304
20 percent increase in default rate	$214,304	$204,238
Fair value resulting from:
10 percent decrease in default rate	$220,605	$210,463
20 percent decrease in default rate	$222,727	$212,558

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2021 and December 31, 2020 for Certificates Issued by Securitization Trust are presented in the following table (in thousands, except percentages).

Certificates Issued by Securitization Trust	March 31, 2021	December 31, 2020
Fair value, using the following assumptions:	$19,726	$22,917
Weighted-average discount rate	9.64%	11.12%
Weighted-average default rate	11.06%	12.93%
Weighted-average prepayment rate	19.18%	20.86%

Fair value resulting from:
100 basis point increase in discount rate	$19,566	$22,729
200 basis point increase in discount rate	$19,410	$22,545
Fair value resulting from:
100 basis point decrease in discount rate	$19,890	$23,110
200 basis point decrease in discount rate	$20,056	$23,308

Fair value resulting from:
10 percent increase in default rate	$18,903	$21,798
20 percent increase in default rate	$18,084	$20,690
Fair value resulting from:
10 percent decrease in default rate	$20,544	$24,030
20 percent decrease in default rate	$21,366	$25,150

Fair value resulting from:
10 percent increase in prepayment rate	$19,734	$22,933
20 percent increase in prepayment rate	$19,745	$22,958
Fair value resulting from:
10 percent decrease in prepayment rate	$19,710	$22,891
20 percent decrease in prepayment rate	$19,702	$22,872

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2021 and December 31, 2020 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	March 31, 2021	December 31, 2020
Fair value, using the following assumptions	$9,248	$9,242
Weighted-average market servicing rate	0.642%	0.631%
Weighted-average prepayment rate	19.66%	19.84%
Weighted-average default rate	12.72%	12.78%

Fair value resulting from:
Market servicing rate increase of 0.025%	$8,694	$8,689
Market servicing rate decrease of 0.025%	$9,802	$9,796

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$9,069	$9,064
Applying a 0.9 multiplier to prepayment rate	$9,429	$9,423

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$9,119	$9,116
Applying a 0.9 multiplier to default rate	$9,377	$9,369

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
Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

March 31, 2021	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$53,129	$53,129	$—	$—	$53,129
Restricted Cash - Cash and Cash Equivalents	163,264	163,264	—	—	163,264
Restricted Cash - Certificates of Deposit	4,877	—	4,877	—	4,877
Accounts Receivable	722	—	722	—	722
Total Assets	$221,992	$216,393	$5,599	$—	$221,992
Liabilities:
Accounts Payable and Accrued Liabilities	$16,298	$—	$16,298	$—	$16,298
Payable to Investors	127,748	—	127,748	—	127,748
Notes Issued by Securitization Trust	124,564	—	126,895	—	126,895
Warehouse Lines	213,336	—	215,310	—	215,310
Paycheck Protection Program loan (Note 10)	8,526	—	8,540	—	8,540
Total Liabilities	$490,472	$—	$494,791	$—	$486,251

December 31, 2020	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$50,145	$50,145	$—	$—	$50,145
Restricted Cash - Cash and Cash Equivalents	158,846	158,846	—	—	158,846
Restricted Cash - Certificates of Deposit	4,877	—	4,877	—	4,877
Accounts Receivable	605	—	605	—	605
Total Assets	$214,473	$208,991	$5,482	$—	$214,473
Liabilities:
Accounts Payable and Accrued Liabilities	$17,876	$—	$17,876	$—	$17,876
Payable to Investors	124,094	—	124,094	—	124,094
Notes Issued by Securitization Trust	156,782	—	158,951	—	158,951
Warehouse Lines	242,479	—	242,261	—	242,261
Paycheck Protection Program loan (Note 10)	8,505	—	8,540	—	8,540
Total Liabilities	$549,736	$—	$551,722	$—	$551,722

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature.
8. Goodwill and Other Intangible Assets, Net
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2020 did not change during the three months ended March 31, 2021. The Company recorded no goodwill impairment for the three months ended March 31, 2021 and 2020.
Other Intangible Assets
The following table presents the detail of other intangible assets subject to amortization as of the following date (dollars in thousands):

	March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,593)	457	4.1
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(7,713)	$457

Prosper’s intangible asset balance was $0.5 million and $0.5 million at March 31, 2021 and December 31, 2020, respectively. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period.
Amortization expense for the three months ended March 31, 2021 and 2020 was immaterial and $0.1 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2021 (remainder thereof)	$129
2022	136
2023	107
2024	85
Total	$457

9. Other Liabilities
Other Liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Operating lease liabilities	$14,184	$13,342
Paycheck Protection Program loan (Note 10)	8,526	8,505
Loan trailing fee liability	2,189	2,233
Deferred income tax liability	510	489
Financing lease liabilities	155	—
Deferred revenue	39	63
Other	287	425
Total Other Liabilities	$25,890	$25,057

Additionally, disclosures around the operating lease liabilities are included in Note 15.
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
Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of March 31, 2021, Prosper was in compliance with the covenants under each Warehouse Agreement.
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
As of March 31, 2021, Prosper had $101.3 million in debt and accrued interest outstanding under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $116.5 million included in “Loans Held for Sale, at Fair Value” on the condensed consolidated balance sheets. At March 31, 2021 the undrawn portion available under the Warehouse Line was $98.7 million. Prosper incurred $1.8 million of deferred debt issuance costs, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.
Prosper purchased a swaption to limit the Company's exposure to increases in LIBOR. The swaption is recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments, Net on the Consolidated Statement of Operations. The fair value of the swaption was not material at March 31, 2021.
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
As of March 31, 2021, Prosper had $112.0 million in debt and accrued interest outstanding under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $125.1 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. At March 31, 2021 the undrawn portion available under the PWIIT Warehouse Line was $188.0 million. PMI incurred $1.3 million of debt issuance costs for the extension in March 2021, which are included in Prepaids and Other Assets and will be amortized to interest expense over the term of the revolving arrangement.
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
In April 2020, the Company obtained an $8.4 million loan under the PPP. The loan accrues interest at one percent per annum and has a two-year term through April 2022. Payments under the loan are deferred until the earlier of (a) August 2021 or (b) receipt of forgiveness of the loan from the lender and the SBA. The Company used the PPP Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. As of March 31, 2021, principal and interest outstanding under the PPP loan totaled $8.5 million and is included in Other Liabilities on the accompanying condensed consolidated balance sheet.
11. Net Income (Loss) Per Share
PMI computes it net income (loss) per share in accordance with ASC Topic 260, Earnings Per Share (“ASC Topic 260”). Under ASC Topic 260, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities.
Net income (loss) per share is calculated using the two-class method in accordance with ASC Topic 260. The two-class method allocates earnings that otherwise would have been available to common shareholders to holders of participating securities. Management considers all series of our Convertible Preferred Stock to be participating securities due to their rights to participate in dividends with Common Stock. As such, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders.
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that are made to common stockholders and consequently, these shares were considered participating securities. During the three months ended March 31, 2021 and March 31, 2020, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
The weighted average shares used in calculating basic and diluted net income (loss) per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net (Loss) Income	$(44,889)	$21,130
Less: Net Income Allocated to Participating Securities	—	(15,755)
Net (Loss) Income Attributable to Common Stockholders	$(44,889)	$5,375
Denominator:
Weighted average shares used in computing basic net (loss) income per share	69,344,075	68,454,103
Effect of dilutive securities:
Stock options	—	236,928
Convertible preferred stock warrants	—	213,264,845
Weighted average shares used in computing diluted Net Income (Loss) per Share	69,344,075	281,955,876
Net (Loss) Income Per Share – Basic	$(0.65)	$0.08
Net (Loss) Income Per Share – Diluted	$(0.65)	$0.02

The following common stock equivalents were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	158,365,655	209,613,570
Stock options issued and outstanding	73,514,388	72,195,596
Warrants issued and outstanding	1,080,349	1,080,349
Series E-1 convertible preferred stock warrants	35,544,141	—
Series F convertible preferred stock warrants	177,720,704	—
Total common stock equivalents excluded from diluted net (loss) income per common share computation	446,225,237	282,889,515

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
On July 21, 2020, PGT entered into a Stock Transfer Agreement with a PMI investor to purchase 34,670,420 shares of Series A Convertible Preferred Stock and 16,577,495 shares of Series B Convertible Preferred Stock for nominal consideration. Upon execution of the Stock Transfer Agreement, these shares were purchased by a consolidated VIE of the Company, and thus the difference between the fair value of the repurchased stock and the purchase price is included in Convertible Preferred Stock Held by Consolidated VIE on PMI’s accompanying condensed consolidated balance sheet as of March 31, 2021. These shares remain outstanding for legal purposes and retain their voting rights, but are excluded from the earnings per share calculation.
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of March 31, 2021 are disclosed in the table below (amounts in thousands except share and par value amounts):

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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as defined in Note 15) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended March 31, 2021 and 2020, Prosper recognized $7.1 million of expense and $9.2 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulted from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series E-1 Warrants utilizing the following assumptions as of the following dates:

	March 31, 2021	December 31, 2020
Volatility	61.0%	60.0%
Risk-free interest rate	0.30%	0.20%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of March 31, 2021, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 15), PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. For the three months ended March 31, 2021 and 2020, Prosper recognized $37.3 million of expense and $46.2 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	March 31, 2021	December 31, 2020
Volatility	61.0%	60.0%
Risk-free interest rate	0.30%	0.20%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

Warrant Activity
Balance at January 1, 2021	$112,319
Change in fair value	44,431
Balance at March 31, 2021	$156,750

Warrant Activity
Balance at January 1, 2020	$149,996
Change in fair value	(55,449)
Balance at March 31, 2020	$94,547
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, restricted stock units ("RSUs") and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of March 31, 2021, 71,699,768 shares of common stock were issued and 70,763,833 shares of common stock were outstanding. As of December 31, 2020, 70,075,307 shares of common stock were issued and 69,139,372 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the three months ended March 31, 2021, PMI issued 1,624,461 shares of common stock upon the exercise of vested options for cash proceeds of $34 thousand.
13. Stock-Based Compensation
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
PMI believes that the Repricings will encourage the continued service of valued employees and directors, and motivate such service providers to perform at high levels, both of which are critical to the Company’s continued success. PMI expects to incur additional stock based compensation charges as a result of the Repricings.
The financial statement impact of the above Repricings was immaterial for the three months ended March 31, 2021. As of March 31, 2021, the unamortized Repricings expense (net of forfeitures) of $0.1 million will be recognized over the remaining weighted-average vesting period of 2.0 years.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the three months ended March 31, 2021 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2021	72,915,449	$0.02
Options issued	6,681,066	$0.06
Options exercised	(1,624,461)	$0.02
Options forfeited	(2,940,087)	$0.02
Options expired	(14,595)	$0.02
Balance as of March 31, 2021	75,017,372	$0.02
Options vested and expected to vest as of March 31, 2021	58,499,373	$0.02
Options vested and exercisable at March 31, 2021	53,581,437	$0.02
Other Information Regarding Stock Options
The weighted-average remaining life for options outstanding as of March 31, 2021 was 7.03 years.
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires PMI to make assumptions and judgments about the variables used in the calculation, including the fair value of PMI’s common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of PMI’s common stock, a risk-free interest rate, and expected dividends. Given the absence of a publicly traded market, the Company considered numerous objective and subjective factors to determine the fair value of PMI’s common stock at each grant date. These factors included, but were not limited to: (i) contemporaneous valuations of common stock performed by unrelated third-party specialists, (ii) the prices for PMI’s preferred stock sold to outside investors, (iii) the rights, preferences and privileges of PMI’s preferred stock relative to PMI’s common stock, (iv) the lack of marketability of PMI’s common stock, (v) developments in the business, (vi) secondary transactions of PMI’s common and preferred shares, and (vii) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of Prosper, given prevailing market conditions. As PMI’s stock is not publicly traded, volatility for stock options is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of PMI. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options using the simplified method. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. PMI uses an expected dividend yield of zero as it does not anticipate paying any dividends in the foreseeable future.
PMI also estimates forfeitures of unvested stock options. Expected forfeitures are based on the Company’s historical experience. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest.

The fair value of PMI’s stock option awards granted during the three months ended March 31, 2021 and 2020 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended March 31,
	2021	2020
Volatility of common stock	62.93%	47.41%
Risk-free interest rate	1.00%	0.68%
Expected life	6.0 years	6.0 years
Dividend yield	—%	—%
Restricted Stock Unit Activity
For the three months ended March 31, 2021, PMI did not grant any RSUs. In previous years, PMI granted RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event.
The following table summarizes the number of PMI’s RSU activity for the three months ended March 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	4,661,141	$0.91
Forfeited	(1,786,793)	$0.54
Unvested at March 31, 2021	2,874,348	$1.14

Share Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Origination and servicing	$31	$38
Sales and marketing	16	11
General and administrative	272	456
Total stock-based compensation	$319	$505

Prosper capitalized stock-based compensation as internal-use software and website development costs of an immaterial amount and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $1.4 million, which will be recognized over a remaining weighted-average vesting period of approximately 1.8 years.
14. Income Taxes
For the three months ended March 31, 2021 and 2020, PMI recognized $21 thousand and $34 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the three month periods ended March 31, 2021 and 2020 due to a full valuation allowance recorded against the Company’s deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
15. Leases
Prosper has operating leases for corporate offices and datacenters. These leases have remaining lease terms of one year to six years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $1.0 million and $1.5 million for the three months ended March 31, 2021 and

2020, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of March 31, 2021, which are included in “Property and Equipment, Net” on the condensed consolidated balance sheets.

	March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$16,758	$6,849	$9,909
ROU Assets - Other	290	77	213
Total right-of-use assets subject to amortization	$17,048	$6,926	$10,122
Lease Liabilities
Future maturities of operating lease liabilities as of March 31, 2021 were as follows (in thousands). The present value of the future minimum lease payments represent our operating lease liabilities as of March 31, 2021 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

March 31, 2021
Remainder of 2021	$3,949
2022	5,593
2023	2,043
2024	1,360
2025	1,395
Thereafter	1,218
Total future minimum lease payments	$15,558
Less imputed interest	(1,374)
Present value of future minimum lease payments	$14,184

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

March 31, 2021
Cash paid for operating leases year-to-date	$1,287
ROU assets obtained in exchange for new operating lease obligations	$1,281
Weighted average remaining lease term (in years)	3.58 years
Weighted average discount rate	5.26%

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
Operating Commitments
Prosper entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining nine months of 2021 is $1.3 million. The minimum fees are $0.1 million for the year 2022.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of March 31, 2021, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $14.6 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2021. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2021.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at March 31, 2021 is $2.7 billion. Prosper has accrued $0.3 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively, in regard to this obligation.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three months ended March 31, 2021 and March 31, 2020, as well as the Notes outstanding as of March 31, 2021 and December 31, 2020 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended March 31,		Interest Earned on Notes the Three Months Ended March 31
Related Party	2021	2020	2021	2020
Executive officers and management	$8	$6	$2	$1
Directors (excluding executive officers and management)	—	122	—	15
Total	$8	$128	$2	$16

	Notes Balance as of
Related Party	March 31, 2021	December 31, 2020
Executive officers and management	$42	$41
Directors (excluding executive officers and management)	—	—
Total	$42	$41

18. Significant Concentrations
Prosper is dependent on third party funding sources such as banks, asset managers, investment funds and Warehouse Lines to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the three months ended March 31, 2021, one individual party purchased 28.8% of such loans, and the Company’s Warehouse VIEs purchased 13.4% of such loans. For the three months ended March 31, 2020, two parties purchased 16.6% and 10.4% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 9.6% of such loans. These purchases reflect that a significant portion of Prosper’s business is dependent on funding through the Whole Loan Channel, through which 89% and 91% of Borrower Loans were originated in the three months ended March 31, 2021 and March 31, 2020, respectively.
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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	March 31, 2021	December 31, 2020
Assets:
Cash and Cash Equivalents	$7,709	$8,592
Restricted Cash	135,723	132,332
Borrower Loans, at Fair Value	219,012	209,670
Property and Equipment, Net	7,851	6,928
Servicing Assets	10,770	11,088
Other Assets	201	217
Total Assets	$381,266	$368,827
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$2,760	$2,361
Payable to Related Party	3,204	4,120
Payable to Investors	130,436	126,266
Notes, at Fair Value	218,494	208,379
Other Liabilities	2,488	2,613
Total Liabilities	357,382	343,739
Member's Equity:
Member's Equity	11,404	11,404
Retained Earnings	12,480	13,684
Total Member's Equity	$23,884	$25,088
Total Liabilities and Member's Equity	$381,266	$368,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$6,786	$5,835
Servicing Fees, Net	3,601	6,459
Gain (Loss) on Sale of Borrower Loans	2,011	2,000
Other Revenue	51	180
Total Operating Revenues	12,449	14,474
Interest Income on Borrower Loans	8,557	9,838
Interest Expense on Notes	(8,013)	(9,216)
Total Interest Income (Expense), Net	544	622
Change in Fair Value of Financial Instruments, Net	(228)	63
Total Net Revenues	12,765	15,159
Expenses:
Administration Fee - Related Party	12,432	12,364
Servicing	1,413	1,193
General and Administrative	124	54
Total Expenses	13,969	13,611
Net (Loss) Income	$(1,204)	$1,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2021	$11,404	$13,684	$25,088
Net loss	—	(1,204)	(1,204)
Balance at March 31, 2021	$11,404	$12,480	$23,884

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2020	$15,904	$12,283	$28,187
Net income	—	1,548	1,548
Balance at March 31, 2020	$15,904	$13,831	$29,735

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net (Loss) Income	$(1,204)	$1,548
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments, Net	228	(63)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(88)	(47)
Gain on Sale of Borrower Loans	(2,354)	(2,196)
Change in Fair Value of Servicing Rights	2,671	3,394
Depreciation and Amortization	1,092	1,025
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(406,234)	(399,550)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	406,234	399,550
Other Assets	16	209
Accounts Payable and Accrued Liabilities	399	255
Payable to Investors	4,170	(14,435)
Net Related Party Receivable/Payable	(1,123)	10,251
Other Liabilities	(125)	(454)
Net Cash Provided by (Used in) Operating Activities	3,682	(513)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(48,958)	(41,301)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	39,518	40,222
Purchases of Property and Equipment	(1,807)	(583)
Net Cash Used in Investing Activities	(11,247)	(1,662)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	49,861	40,575
Payments of Notes, at Fair Value	(39,788)	(40,588)
Net Cash Provided by (Used in) Financing Activities	10,073	(13)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	2,508	(2,188)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	140,924	117,861
Cash, Cash Equivalents and Restricted Cash at End of the Period	$143,432	$115,673

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$8,200	$9,366
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$711	$154

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$7,709	$10,473
Restricted Cash	135,723	105,200
Total Cash, Cash Equivalents and Restricted Cash	$143,432	$115,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROSPER FUNDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
Prosper Funding LLC (“PFL”) was formed in the state of Delaware in February 2012 as a limited liability company with Prosper Marketplace, Inc. (“PMI”) as its sole equity member. Except as the context otherwise requires, as used in these Notes to the condensed consolidated financial statements of Prosper Funding LLC, “PFL”, and the “Company” refers to Prosper Funding LLC and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis.
The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2021 and March 31, 2020.
The preparation of PFL's condensed consolidated financial statements and related disclosures in conformity with US GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.
2. Summary of Significant Accounting Policies
PFL's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in PFL’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes to these accounting policies during the first three months of 2021.
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

Borrower Loans, Loans Held for Sale and Notes
With respect to the Note Channel, PFL purchases Borrower Loans from WebBank, then issues Notes and holds the Borrower Loans until maturity. The obligation to repay a series of Notes funded through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans and Notes funded through the Note Channel are carried on PFL’s condensed consolidated balance sheets as assets and liabilities, respectively.
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
Management has elected the fair value option for Borrower Loans, Loans Held for Sale, and Notes. Changes in fair value of Borrower Loans are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in fair value of Borrower Loans, Loans Held for Sale and Notes are included in “Change in Fair Value of Borrower Loans, Loans Held for Sale and Notes, Net” on the condensed consolidated statements of operations.
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
Recent Accounting Pronouncements
Accounting Standards Adopted In The Current Period
No accounting standards were adopted in the current period for PFL.
Accounting Standards Issued, To Be Adopted By PFL In Future Periods
No issued and pending accounting standards were identified that are expected to have an impact on PFL.
3. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Internal-use software and web site development costs	$28,967	$26,953
Less accumulated depreciation and amortization	(21,116)	(20,025)
Total property and equipment, net	$7,851	$6,928

Depreciation expense for the three months ended March 31, 2021 and 2020 was $1.1 million and $1.0 million, respectively.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of March 31, 2021 and December 31, 2020, are presented in the following table (in thousands):

	Borrower Loans		Notes
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Aggregate principal balance outstanding	$222,006	$215,373	$224,261	$217,110
Fair value adjustments	(2,994)	(5,703)	(5,767)	(8,731)
Fair value	$219,012	$209,670	$218,494	$208,379

At March 31, 2021, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through March 2026. At December 31, 2020, outstanding Borrower Loans had original maturities of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through December 2025. Since

COVID-19 relief was first offered in March 2020 and through March 31, 2021, approximately 12% of the total outstanding balances of all loans originated on our platform on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 3% of the total outstanding balances of all loans originated on our platform are actively enrolled in at least one relief program as of March 31, 2021.
As of March 31, 2021, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $0.8 million and a fair value of $0.1 million. As of December 31, 2020, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.4 million and a fair value of $0.1 million. PFL places loans on non-accrual status when they are over 120 days past due. As of March 31, 2021 and December 31, 2020, Borrower Loans in non-accrual status had a fair value of $0.1 million and $0.2 million, respectively.
5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset or liability is recognized when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total recognized gains on the sale of such Borrower Loans was $2.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
As of March 31, 2021, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $2.3 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through March 2026. At December 31, 2020, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $2.4 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through December 2025.
Contractually-specified servicing fees and ancillary fees totaled $9.3 million and $8.5 million for the three months ended March 31, 2021 and March 31, 2020, respectively, and are included on the condensed consolidated statements of operations in Servicing Fees, Net.
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
6. Income Taxes
PFL incurred no income tax provision for the three months ended March 31, 2021 and March 31, 2020. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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
At March 31, 2021 and December 31, 2020, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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
Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. PFL did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2021 or 2020.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$219,012	$219,012
Servicing Assets	—	—	10,770	10,770
Total Assets	$—	$—	$229,782	$229,782
Liabilities:
Notes, at Fair Value	$—	$—	$218,494	$218,494
Loan Trailing Fee Liability	—	—	2,189	2,189
Total Liabilities	$—	$—	$220,683	$220,683

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$209,670	$209,670
Servicing Assets	—	—	11,088	11,088
Total Assets	$—	$—	$220,758	$220,758
Liabilities:
Notes, at Fair Value	$—	$—	$208,379	$208,379
Loan Trailing Fee Liability	—	—	2,233	2,233
Total Liabilities	$—	$—	$210,612	$210,612

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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	March 31, 2021	December 31, 2020
Discount rate	4.8% - 14.7%	5.3% - 16.1%
Default rate	2.4% - 15.6%	2.6% - 16.2%

Range
Servicing Assets	March 31, 2021	December 31, 2020
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 17.3%	1.9% - 17.7%
Prepayment rate	11.9% - 28.2%	12.4% - 28.9%
Market servicing rate (1) (2)	0.625% - 0.818%	0.625% - 0.818%

(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of March 31, 2021 were measured using a market servicing rate assumption of 81.8 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 62.5 basis points.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of March 31, 2021 and December 31, 2020, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 7 basis points, respectively, for a total market servicing rate range of 68.5 - 87.8 basis points and a total market servicing rate of 69.5 - 88.8 basis points, respectively.

Range
Loan Trailing Fee Liability	March 31, 2021	December 31, 2020
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 17.3%	1.9% - 17.7%
Prepayment rate	11.9% - 28.2%	12.4% - 28.9%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis for three months ended March 31, 2021 and 2020 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2021	$209,670	$—	$(208,379)	$1,291
Originations	48,958	406,234	(49,861)	405,331
Principal repayments	(39,075)	—	39,788	713
Borrower Loans sold to third parties	(443)	(406,234)	—	(406,677)
Other changes	(99)	—	187	88
Change in fair value	1	—	(229)	(228)
Balance at March 31, 2021	$219,012	$—	$(218,494)	$518

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2020	$245,137	$—	$(244,171)	$966
Originations	41,301	399,550	(40,575)	400,276
Principal repayments	(39,340)	—	40,588	1,248
Borrower Loans sold to third parties	(882)	(399,550)	—	(400,432)
Other changes	(91)	—	138	47
Change in fair value	(18,466)	—	18,529	63
Balance at March 31, 2020	$227,659	$—	$(225,491)	$2,168

The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Fair Value at January 1, 2021	$11,088
Additions	2,354
Less: Changes in fair value	(2,672)
Fair Value at March 31, 2021	$10,770

Servicing Assets
Fair Value at January 1, 2020	$14,888
Additions	2,196
Less: Changes in fair value	(3,394)
Fair Value at March 31, 2020	$13,690
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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2021	$2,233
Issuances	410
Cash payment of Loan Trailing Fee	(544)
Change in fair value	90
Fair Value at March 31, 2021	$2,189

Loan Trailing Fee Liability
Fair Value at January 1, 2020	$2,997
Issuances	385
Cash payment of Loan Trailing Fee	(675)
Change in fair value	(61)
Fair Value at March 31, 2020	$2,646

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at March 31, 2021 and December 31, 2020 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	March 31, 2021	December 31, 2020
Fair value, using the following assumptions:	$219,012	$209,670
Weighted-average discount rate	8.10%	8.93%
Weighted-average default rate	11.55%	12.26%

Fair value resulting from:
100 basis point increase in discount rate	$216,991	$207,810
200 basis point increase in discount rate	$215,018	$205,994
Fair value resulting from:
100 basis point decrease in discount rate	$221,084	$211,575
200 basis point decrease in discount rate	$223,207	$213,527

Fair value resulting from:
10 percent increase in default rate	$216,918	$207,594
20 percent increase in default rate	$214,837	$205,528
Fair value resulting from:
10 percent decrease in default rate	$221,116	$211,755
20 percent decrease in default rate	$223,230	$213,851

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at March 31, 2021 and December 31, 2020 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	March 31, 2021	December 31, 2020
Fair value, using the following assumptions:	$218,494	$208,379
Weighted-average discount rate	8.10%	8.93%
Weighted-average default rate	11.55%	12.26%

Fair value resulting from:
100 basis point increase in discount rate	$216,475	$206,528
200 basis point increase in discount rate	$214,504	$204,720
Fair value resulting from:
100 basis point decrease in discount rate	$220,563	$210,274
200 basis point decrease in discount rate	$222,685	$212,217

Fair value resulting from:
10 percent increase in default rate	$216,393	$206,304
20 percent increase in default rate	$214,304	$204,238
Fair value resulting from:
10 percent decrease in default rate	$220,605	$210,463
20 percent decrease in default rate	$222,727	$212,558

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at March 31, 2021 and December 31, 2020 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	March 31, 2021	December 31, 2020
Fair value, using the following assumptions:	$10,770	$11,088
Weighted-average market servicing rate	0.629%	0.631%
Weighted-average prepayment rate	19.66%	19.84%
Weighted-average default rate	12.72%	12.78%

Fair value resulting from:
Market servicing rate increase of 0.025%	$10,124	$10,424
Market servicing rate decrease of 0.025%	$11,415	$11,752

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$10,562	$10,874
Applying a 0.9 multiplier to prepayment rate	$10,981	$11,304

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$10,620	$10,936
Applying a 0.9 multiplier to default rate	$10,920	$11,239

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
8. Commitments and Contingencies
Operating Commitments
PFL entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. Pursuant to the agreement, the marketing fee that PFL receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500, PFL is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining nine months of 2021 is $1.3 million. The minimum fees are $0.1 million for the year 2022.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of March 31, 2021, we were in compliance with the covenant.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $14.6 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2021. PFL will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2021.

Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of March 31, 2021 is $2.7 billion. PFL has accrued $0.3 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively, in regard to this obligation.
Regulatory Contingencies
PFL accrues for contingencies when a loss from such contingencies is probable and the amount of loss can be reasonably estimated. In determining whether a loss is probable and if it is possible to quantify the amount of the estimated loss, PFL reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If PFL determines that an unfavorable outcome is not probable or that the amount of a loss cannot be reasonably estimated, PFL does not accrue for a potential litigation loss. If an unfavorable outcome is probable and PFL can estimate a range of outcomes, PFL record the amount management considers to be the best estimate within the range of potential losses that are both probable and estimable; however, if management cannot quantify the amount of the estimated loss, then PFL records the low end of the range of those potential losses.
West Virginia Matter
In January 2018, the Attorney General of the State of West Virginia (the “Attorney General”) initiated discussions regarding certain acts and practices of PMI and PFL that the Attorney General asserts may have violated the West Virginia Consumer Credit and Protection Act (the “Consumer Act”), to which PMI responded with such information as was requested by the Attorney General. Following a period of more than a year with limited to no communication, in February 2020, PMI received a proposed Assurance of Discontinuance (an “AOD”) from the Attorney General requesting that, without in any way admitting that any of its prior practices were in violation of the Consumer Act, PMI agreed to certain terms and conditions regarding its past and potential future conduct of its business with respect to customers in West Virginia, including a release by the Attorney General of any claims it may have related to the matters identified in the AOD. PMI is evaluating and intends to discuss the proposed terms in the AOD with the Attorney General.
We cannot predict the outcome of the matter and any potential fines or penalties, if any, that may arise from the matter. Further, we are unable to estimate a range of outcomes and as a result no accrual has been made.
No loans have been originated through the PFL platform to West Virginians since June 2016.
9. Related Parties
Since inception, PFL has engaged in various transactions with its directors, executive officers, PMI, and immediate family members and other affiliates of its directors, executive officers, and PMI. PFL believes that all of the transactions described below were made on terms no less favorable to PFL than could have been obtained from unaffiliated third parties.
PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the three months ended March 31, 2021 and 2020 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended March 31,		Three Months Ended March 31,
Related Party	2021	2020	2021	2020
Executive officers and management	$8	$6	$2	$1
Directors (excluding executive officers and management)	—	—	—	—
Total	$8	$6	$2	$1

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	March 31, 2021	December 31, 2020
Executive officers and management	$42	$41
Directors (excluding executive officers and management)	—	—
Total	$42	$41

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks, and assumptions associated with these statements. This discussion should be read in conjunction with Prosper’s historical condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” sections and elsewhere in this Quarterly Report on Form 10-Q and Prosper’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
During the year ended December 31, 2020, our marketplace facilitated $1.5 billion in Borrower Loan originations, of which $1.4 billion were funded through our Whole Loan Channel, representing 91% of the total Borrower Loans originated through our marketplace during this period. From inception through March 31, 2021, our marketplace facilitated $18.6 billion in Borrower Loan originations, of which $16.7 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. In the three months ended March 31, 2021, our marketplace facilitated $458.6 million in Borrower Loan originations, an increase of 2% from the same period in 2020. The percentage of loans funded through the Whole Loan Channel for the three months ended March 31, 2021 was 89%.
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
Recent Developments
A novel strain of coronavirus, known as SARS-CoV-2, which causes COVID-19, first surfaced in December 2019. COVID-19 continues to spread globally and the World Health Organization has declared the COVID-19 outbreak to be a global pandemic. The COVID-19 outbreak has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including declaration of a federal National State of Emergency, multiple cities and states declaring states of emergency, school and business closings, limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. Although COVID-19 vaccines are in the process of being distributed across the U.S. have been in various stages of easing restrictions, officials continue to monitor rates of infection and hospitalization, and surges in COVID-19 cases or COVID-19 variants may lead to further restrictions. In addition, unemployment rates remain high, and while the U.S. gross domestic product increased at an annualized rate of 6.4% during the first quarter of 2021, it remains below pre-pandemic levels.
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
Prosper is also actively tracking the impact of COVID-19 on our communities, and offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through March 31, 2021, approximately 12% of our outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 3% of our outstanding loan balances are actively enrolled in at least one relief program as of March 31, 2021. Overall requests for COVID-19 relief are declining; however, enrollment may continue as long as the pandemic continues to trigger increased work stoppages and unemployment. Prosper is also complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans.
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
Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Loan Originations	$458,551	$449,380
Transaction Fees, Net	20,830	20,413
Whole Loans Outstanding (1)	2,714,804	3,440,040
Servicing Fees, Net	3,414	6,057
Total Net Revenue	33,116	3,245
Core Revenue (2)	33,116	3,245
Net (Loss) Income	(44,889)	21,130
Adjusted EBITDA (2)	2,126	(31,942)
(1) Balance as of March 31.
(2) Core Revenue and Adjusted EBITDA are non-GAAP Financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable US GAAP measure, see “Non-GAAP Financial Measures.”
Loan Originations
From inception through March 31, 2021, a total of 1,451,222 Borrower Loans totaling $18.6 billion were originated through Prosper’s marketplace.
For the three months ended March 31, 2021, 40,066 Borrower Loans totaling $458.6 million were originated through Prosper’s marketplace, compared to 32,690 Borrower Loans totaling $449.4 million during the three months ended March 31, 2020. This represents an increase of 23% in terms of the number of loans and an increase of 2% in the dollar amount of loans. The originations increase for the quarter ended March 31, 2021 versus the quarter ended March 31, 2020 was due primarily to increased investor demand, and is reflective of the general economic recovery since the start of the COVID-19 outbreak.

Loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentage):

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
AA	$78.0	17%	$58.5	13%
A	101.8	22%	104.6	23%
B	64.9	14%	109.8	24%
C	41.6	10%	107.5	24%
D	11.7	3%	35.0	8%
E	2.1	—%	10.6	3%
HR	0.3	—%	1.6	—%
Other (1)	158.2	34%	21.8	5%
Total	$458.6		$449.4
(1) Represents loans originated through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings. These loans are sold only to institutional investors and based on specific underwriting criteria and custom risk models developed by these investors.

For both the three months ended March 31, 2021 and March 31, 2020, the mix of originations on the Prosper platform was generally reflective of tighter underwriting standards implemented in March 2020, as the Company sought to reduce borrower defaults across its platform in response to COVID-19. There has also been a significant increase in the number and dollar amount of loans not assigned Prosper ratings as the Company continues to sell higher risk loans through the Whole Loan Channel to institutional investors that rely on their own custom risk models to underwrite these loans.
Results of Operations
Overview
The following tables summarize Prosper’s net (loss) income for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Total Net Revenues	$33,116	$3,245	$29,871	n/m
Total Expenses	77,984	(17,919)	95,903	535%
Net (Loss) Income Before Taxes	(44,868)	21,164	(66,032)	(312)%
Income Tax Expense	(21)	(34)	13	(38)%
Net (Loss) Income	$(44,889)	$21,130	$(66,045)	(313)%
n/m: not meaningful
Total net revenues for the three months ended March 31, 2021 increased $29.9 million as compared to the same period in 2020. The increase was primarily attributable to the Change in Fair Value of Financial Instruments, Net, which was a $2.3 million loss for the three months ended March 31, 2021, as compared to a $36.9 million loss for the three months ended March 31, 2020. The loss in the prior year was largely due to the economic impact of the COVID-19 pandemic, which negatively impacted the fair value of our Borrower Loans and Loans Held for Sale. This was partially offset by a $2.6 million decrease in Servicing Fees, Net, as the servicing book of whole loans declined, and a $2.0 million decrease in Net Interest Income due primarily to lower outstanding principal balances on securitized Borrower Loans.
Total expenses for the three months ended March 31, 2021 increased $95.9 million, or 535%, as compared to the same period in 2020, primarily due to a $44.4 million loss from the Change in Fair Value of Convertible Preferred Stock Warrants, which compared to an $55.4 million gain for the three months ended March 31, 2020. The gain in 2020 was due to a decrease in the fair value of the underlying Convertible Preferred Stock. Additionally, Sales and Marketing expenses decreased $3.5 million primarily due to improved marketing efficiencies. Accordingly, the net loss for the three months ended March 31, 2021 increased $66.0 million when compared to the net income generated for the three months ended March 31, 2020.

Revenues
The following tables summarize our revenues for the three months ended March 31, 2021 and March 31, 2020 (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$20,830	$20,413	$417	2%
Servicing Fees, Net	3,414	6,057	(2,643)	(44)%
Gain on Sale of Borrower Loans	1,623	1,744	(121)	(7)%
Other Revenues	527	1,012	(485)	(48)%
Total Operating Revenues	26,394	29,226	(2,832)	(10)%

Interest Income (Expenses):
Interest Income on Borrower Loans and Loans Held for Sale	21,898	27,644	(5,746)	(21)%
Interest Expense on Financial Instruments	(12,925)	(16,683)	3,758	(23)%
Total Interest Income (Expense), Net	8,973	10,961	(1,988)	(18)%
Change in Fair Value of Financial Instruments, Net	(2,251)	(36,942)	34,691	(94)%
Total Net Revenues	$33,116	$3,245	$29,871	921%
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
Transaction fees increased $0.4 million, or 2%, for the three months ended March 31, 2021, as compared to the corresponding period in 2020. This increase was consistent with the higher origination volume discussed above.
Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper through the Whole Loan Channel typically pay us a servicing fee which is generally set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates us for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. We record Servicing Fees from investors as a component of operating revenue when received. The decrease in Servicing Fees for the three months ended March 31, 2021, as compared to the corresponding period in 2020 was primarily due to a lower principal balance of whole loans serviced.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The change in Gain on Sale of Borrower Loans for the three months ended March 31, 2021 was not significant.
Other Revenues
Other Revenues consist primarily of credit referral fees and securitization fees. Credit referral fees are earned from partner companies for the referral of customers on our platform. Securitization fees represent fees we earn to facilitate securitizations for purchasers of Borrower Loans. The $0.5 million, or 48%, decrease in Other Revenues for the three months ended March 31, 2021, as compared to the corresponding period in 2020 was due primarily to reduced application volume referred to our credit referral partners for these periods.
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
The decrease of $2.0 million in Total Interest Income (Expense), Net for the three months ended March 31, 2021, as compared to the corresponding period in 2020 was primarily due to lower outstanding principal balances on securitized Borrower Loans, as there were no new securitization trusts established during the period. Net interest income from the securitizations decreased approximately $4.9 million as compared to the prior year. This was partially offset by a $2.8 million increase in net interest income from Loans Held for Sale, as we increased the usage of our Warehouse Lines and the principal balance on those loans has increased. Additionally, there was a $0.4 million increase in net interest income due to a decrease in the amortization of warehouse line and securitization setup costs due to the timing of warehouse line and securitization setup costs incurred in 2019.
Change in Fair Value of Financial Instruments, Net
We record Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust at fair value. Changes in the fair value of Borrower Loans funded through Note Channel are largely offset by the changes in fair value of the Notes due to their borrower payment-dependent structure. Our obligation to pay principal and interest on Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of the servicing fee, which is generally 1.0% of the outstanding balance.
We use Warehouse Lines to finance the purchase of Loans Held for Sale for the purpose of earning Net Interest Income and contributing to securitization transactions. Loans Held for Sale consist primarily of loans held in warehouse trusts. Changes in the fair value of Loans Held for Sale are not offset by changes in fair value of Warehouse Lines because Warehouse Lines are carried at amortized cost. See Note 10 of the accompanying notes to PMI’s condensed consolidated financial statements for more details on Warehouse Lines. In 2019, we co-sponsored and consolidated three securitization transactions. Refer to Note 6 of the accompanying notes to PMI’s condensed consolidated financial statements for additional information on these securitization transactions. Changes in the fair value of Borrower Loans held in consolidated securitization trusts are negative due to actual charge-offs but could be negative or positive due to changes in fair value adjustments that are attributable to changes in expected credit performance, prepayment rates and implied market discount rates. We earn interest income on loans held in warehouse and securitization trusts during the period we own the loans, which partially offsets changes in the fair value of those loans. The following table illustrates the composition of the loans held in warehouse and securitization trusts by Prosper Rating, which is an indicator of the credit quality:

	Three Months Ended March 31,
	2021	2020
Loans Held for Sale(1):
AA	21%	13%
A	34%	32%
B	31%	39%
C	12%	12%
D	2%	3%
E	—%	1%
HR	—%	—%
Total	100%	100%

Borrower Loans - Securitizations(2):
AA	5%	7%
A	18%	19%
B	24%	23%
C	35%	32%
D	15%	14%
E	3%	4%
HR	—%	1%
Total	100%	100%
(1) The percentages are calculated using the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.
(2) The percentages are calculated using the weighted-average of month-end principal balances of Borrower Loans by Prosper Rating.

Fair values of Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default rates and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. For the three months ended March 31, 2021 and March 31, 2020, the Change in Fair Value of Financial Instruments, Net was a loss of $2.3 million and $36.9 million, respectively.
The decrease in the loss for the three months ended March 31, 2021 was largely due to improvements in the economic landscape since the start of the COVID-19 pandemic in the prior year, which negatively impacted the fair value of the financial instruments due to changes in valuation assumptions, including increased discount and default rates. There was also a decrease in charge-offs due to credit tightening standards implemented in March 2020. Specifically, the loss from changes in the fair value of Loans Held for Sale was $0.6 million for the three months ended March 31, 2021, a decrease of $13.6 million from the prior year. This decrease is attributable in part to a decrease in charge-offs of $0.3 million, but was primarily reflective of decreases in estimated future default rates and observable market discount rates.
For Borrower Loans, the gain from changes in fair value was $0.9 million for the three months ended March 31, 2021, as compared to a $53.2 million loss for the corresponding period in the prior year. This change consisted primarily of a $42.9 million increase in fair value adjustments, driven by more favorable fair value assumptions and borrower payments on previously discounted loans, as well as decreased charge-offs of $11.7 million, due to the continued seasoning of securitized Borrower Loans. These increases were partially offset by a $0.4 million decrease in gains from debt sales. The gain on fair value adjustments related to securitized Borrower Loans also contributed to the $14.3 million decrease in the change in fair value associated with Certificates Issued by Securitization Trust from the prior year. Finally, the loss on changes in fair value from Notes of $0.2 million for the three months ended March 31, 2020, compared to a gain of $18.5 million for the corresponding period in the prior year was primarily due to decreased fair value adjustments of $15.4 million and reduced charge-offs of $3.3 million related to loans funded through the Note Channel.

The following table details the changes in our fair value of our financial instruments for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020
Assets:
Borrower Loans	$948	$(53,196)
Loans Held for Sale	(642)	(14,252)

Liabilities:
Notes	(229)	18,529
Certificates Issued by Securitization Trust	(2,327)	11,981
Total	$(2,250)	$(36,938)
Expenses
The following tables summarize Prosper’s expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Expenses
Origination and Servicing	$8,374	$8,446	$(72)	(1)%
Sales and Marketing	7,722	11,242	(3,520)	(31)%
General and Administrative - Research and Development	4,249	4,522	(273)	(6)%
General and Administrative - Other	13,395	13,640	(245)	(2)%
Change in Fair Value of Convertible Preferred Stock Warrants	44,431	(55,449)	99,880	(180)%
Other Income, Net	(187)	(320)	133	(42)%
Total Expenses	$77,984	$(17,919)	$95,903	(535)%

The following table reflects full-time employees as of March 31, 2021 and 2020 by functional area:

	March 31, 2021	March 31, 2020
Origination and Servicing	111	149
Sales and Marketing	14	17
General and Administrative - Research and Development	93	102
General and Administrative - Other	138	135
Total Headcount	356	403
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing loans. The change in Origination and Servicing costs for the three months ended March 31, 2021, as compared to the same period in 2020, was not significant.

Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended March 31, 2021, the decrease of $3.5 million was due primarily to an overall decrease in marketing and advertising, including direct mail costs of $2.3 million, digital advertising of $0.8 million and partnership costs of $0.1 million. There was also a $0.2 million decrease in compensation costs, driven primarily by reduced headcount. These decreases for the three months ended March 31, 2021 reflect our efforts to optimize our marketing programs to improve efficiencies. We plan to continue to optimize and manage spend for the foreseeable future.
General and Administrative - Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The decrease in General and Administrative – Research and Development for the three months ended March 31, 2021 of $0.3 million was due primarily to a $0.5 million decrease in compensation costs, driven by lower headcount, partially offset by a $0.1 million decrease in software licensing costs. We capitalized internal-use software and website development costs in the amount of $2.0 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively.
General and Administrative - Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The decrease in General and Administrative - Other for the three months ended March 31, 2021 of $0.2 million was due primarily to a $0.4 million decrease in facilities and data center costs, partially offset by a $0.2 million increase in compensation costs driven by changes in headcount.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $44.4 million for the three months ended March 31, 2021, due to an increase in the fair value of the underlying Convertible Preferred Stock for the three month period. Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $55.4 million for the three months ended March 31, 2020, due to a decrease in the fair value of the underlying Convertible Preferred Stock for those periods.
Other Income, Net
Other Income, Net was $0.2 million for the three months ended March 31, 2021 and primarily consists of sublease income, interest income on cash and cash equivalents and other miscellaneous items. The decrease in Other Income, Net for the three months ended March 31, 2021, as compared to the corresponding period in 2020, of $0.1 million was primarily due to a decrease in interest income of $0.2 million, as interest rates declined throughout 2020 and into the first quarter of 2021, partially offset by a $0.1 million gain recognized as part of the dissolution of our Billguard Ltd. entity in January 2021.
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
Because of these limitations, you should consider Core Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Core Revenue for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Total Net Revenues	$33,116	$3,245
Less: Fair Value of Warrants Vested on Sale of Borrower Loans	—	—
Core Revenue	$33,116	$3,245
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as Net (Loss) Income adjusted for interest income on Cash and Cash Equivalents, Income Tax Expense, depreciation and amortization, impairment of long-lived assets and Goodwill, stock-based compensation expense and Change in Fair Value of Convertible Preferred Stock Warrants. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.
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
The major non-GAAP adjustments, and our basis for excluding them, are outlined below:
•Fair value of warrants vested on the sale of Borrower Loans and changes in the fair value of convertible preferred stock warrants liability: We exclude these charges primarily because they are non-cash charges and the fair value varies based on the fair value of the underlying preferred stock, varying valuation methodologies and subjective assumptions. Their inclusion makes the comparison of our current financial results to previous and future periods difficult to evaluate.
•Stock-based compensation expense: This consists of expenses for equity awards under our equity incentive plans. Although stock-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the stock price at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to evaluate; therefore, we believe it is useful to exclude stock-based compensation. We also excluded these expenses because they are non-cash.

•Amortization or impairment of acquired intangible assets and impairment of goodwill: We incur amortization or impairment of acquired Intangible Assets and Goodwill in connection with acquisitions and therefore exclude these amounts from our non-GAAP measures. We exclude these items because management does not believe they are reflective of our ongoing operating results.
The following table presents a reconciliation of Net (Loss) Income to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net (Loss) Income	$(44,889)	$21,130
Depreciation expense:
Servicing and Origination	1,610	1,369
General and Administration - Other	593	582
Amortization of Intangibles	43	55
Stock-Based Compensation	319	505
Change in the Fair Value of Warrants	44,431	(55,449)
Interest Income on Cash and Cash Equivalents	(2)	(168)
Income Tax Expense	21	34
Adjusted EBITDA	$2,126	$(31,942)

Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Origination and Servicing	$31	$38
Sales and Marketing	16	11
General and Administrative	272	456
Total Stock-Based Compensation Expense	$319	$505

LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds, Warehouse Lines, and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net (Loss) Income	$(44,889)	$21,130

Net Cash Provided by (Used in) Operating Activities	52,540	(18,276)
Net Cash Provided by Investing Activities	13,151	36,265
Net Cash Used in Financing Activities	(58,289)	(44,064)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	7,402	(26,075)
Cash, cash equivalents and restricted cash at the beginning of the period	213,868	220,408
Cash, cash equivalents and restricted cash at the end of the period	$221,270	$194,333

Cash, Cash Equivalents and Restricted Cash increased by $7.4 million for the three months ended March 31, 2021, based on the following components:

Operating Activities: $52.5 million in cash was provided by operating activities, driven by (a) $44.7 million in net proceeds and principal payments from Loans Held for Sale, (b) $1.8 million in cash provided by working capital, primarily due to the timing of payments to investors and third-party vendors, and (c) $6.1 million in net loss, net of non-cash items.
Investing Activities: $13.2 million in cash was provided by investing activities due to (a) $65.2 million from sales and principal payments of Borrower Loans, offset by (b) $49.0 million in purchases of Borrower Loans and (c) $3.1 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $58.3 million in cash was used in financing activities, due primarily to (a) $38.0 million in payments on Notes and Certificates Issued by Securitization Trusts, and (b) $29.2 million in net payments on Warehouse Lines, offset by (c) $10.1 million in proceeds, net of payments, from Notes, at Fair Value. We also incurred $1.3 million in debt issuance costs related to the extension of the PWIIT Warehouse Line in March 2021 (Note 10).
Cash, Cash Equivalents and Restricted Cash decreased $26.1 million for the three months ended March 31, 2020 based on the following components:
Operating Activities: $18.3 million in cash was used in operating activities, primarily driven by less cash held on the platform that is classified as Restricted Cash, as well as $7.3 million in net purchases of Loans Held for Sale.
Investing Activities: $36.3 million in cash was provided by investing activities, due to (a) $80.9 million in principal payments on Borrower Loans, offset by (b) $41.3 million in purchases of Borrower Loans and (c) $3.4 million in purchases of property and equipment, primarily consisting of internal-use software.
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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING POLICIES
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to these critical accounting estimates during the first three months of 2021.

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
Recent Developments
A novel strain of coronavirus, known as SARS-CoV-2, which causes COVID-19, first surfaced in December 2019. COVID-19 continues to spread globally and the World Health Organization has declared the COVID-19 outbreak to be a global pandemic. The COVID-19 outbreak has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including declaration of a federal National State of Emergency, multiple cities and states declaring states of emergency, school and business closings, limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. Although COVID-19 vaccines are in the process of being distributed across the U.S., officials continue to monitor rates of infection and hospitalization, and surges in COVID-19 cases or COVID-19 variants may lead to further restrictions. In addition, unemployment rates remain high, and while the U.S. gross domestic product increased at an annualized rate of 6.4% during the first quarter of 2021, it remains below pre-pandemic levels.
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
Prosper is also actively tracking the impact of COVID-19 on our communities, and offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through March 31, 2021, approximately 12% of our outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 3% of our outstanding loan balances are actively enrolled in at least one relief program as of March 31, 2021. Overall requests for COVID-19 relief are declining; however, enrollment may continue as long as the pandemic continues to trigger increased work stoppages and unemployment. Prosper is also complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans.
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
Results of Operations
Overview
The following tables summarize Prosper Funding’s net (loss) income for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Total Net Revenues	$12,765	$15,159	$(2,394)	(16)%
Total Expenses	13,969	13,611	358	3%
Net (Loss) Income	$(1,204)	$1,548	$(2,752)	(178)%

Total net revenues for the three months ended March 31, 2021 decreased $2.4 million, or 16%, from the three months ended March 31, 2020, primarily due to a lower outstanding Borrower Loan balance in the servicing portfolio, which resulted in decreased servicing fees. Total expenses for the three months ended March 31, 2021 increased $0.4 million, or 3%, from the three months ended March 31, 2020, primarily due to increased servicing costs, including borrower reimbursements and depreciation and amortization.
Revenues
The following tables summarizes Prosper Funding’s revenue for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$6,786	$5,835	$951	16%
Servicing Fees, Net	3,601	6,459	(2,858)	(44)%
Gain on Sale of Borrower Loans	2,011	2,000	11	1%
Other Revenues	51	180	(129)	(72)%
Total Operating Revenues	12,449	14,474	(2,025)	(14)%
Interest Income on Borrower Loans	8,557	9,838	(1,281)	(13)%
Interest Expense on Notes	(8,013)	(9,216)	1,203	(13)%
Net Interest Income	544	622	(78)	(13)%
Change in Fair Value of Financial Instruments, Net	(228)	63	(291)	(462)%
Total Net Revenue	$12,765	$15,159	$(2,394)	(16)%
Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by PFL to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay PFL a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a rebate fee based on rebates given to investors as an incentive to purchase Borrower Loans from PFL. The increase in Administrative Fee Revenue of $1.0 million for the three months ended March 31, 2021, as compared to the corresponding period in 2020, was primarily due to an increase in loan listings generated on the marketplace during the period.

Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper Funding through the Whole Loan Channel typically pay Prosper Funding a servicing fee which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates Prosper Funding for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. Prosper Funding records Servicing Fees from investors as a component of operating revenue when received. The decrease in Servicing Fees of $2.9 million for the three months ended March 31, 2021, as compared to the corresponding period in 2020, was primarily due to lower outstanding balances of Borrower Loans in the servicing pool.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains (losses) on Borrower Loans sold through the Whole Loan Channel. The change in Gain on Sale of Borrower Loans for the three months ended March 31, 2020, as compared to the same period in 2020, was not significant.
Other Revenues
Other Revenues consists primarily of fees earned from facilitating securitizations for whole loan purchasers, which are recognized over the term of the underlying securitization, as well as the impact of changes in the reserve for loan repurchases and other miscellaneous items. The decrease in Other Revenues for the three months ended March 31, 2020, as compared to the corresponding period in 2020, was primarily due to reduced amortization on the reserve for loan purchases.
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
Overall, the decrease in net interest income for the three months ended March 31, 2021, as compared to the same periods in 2020, was not significant.
Change in Fair Value of Financial Instruments, Net
Change in Fair Value of Financial Instruments, Net captures gains (losses) in fair value estimates using discounted cash flow methodologies that are based upon a set of valuation assumptions. The key assumptions used in valuation include default and prepayment rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the corresponding Notes due to the borrower payment-dependent structure.
The following table summarizes the fair value adjustments for the three month periods ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Borrower Loans	$1	$(18,466)
Notes	(229)	18,529
Total	$(228)	$63

Expenses
The following tables summarize Prosper Funding’s expenses for the three and three month periods ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Expenses:
Administration Fee - Related Party	$12,432	$12,364	$68	1%
Servicing	1,413	1,193	220	18%
General and Administrative	124	54	70	130%
Total Expenses	$13,969	$13,611	$358	3%
Administration Fee - Related Party
Pursuant to the Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month Prosper Funding is required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding. The decrease in Administration Fee expense for the three months ended March 31, 2021, as compared to the same period in 2020, was not significant. In general, the Administration Fee - Related Party will not fluctuate directly in line with the Administration Fee Revenue - Related Party due to both the flat corporate administrative fee, as well as the fact that Prosper Funding pays fees for three different services, but receives a fee based only the number of loans listed on the platform.
Servicing
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. The increase in Servicing costs for the three months ended March 31, 2021, as compared to the corresponding period in 2020, was primarily due to an increase in borrower reimbursements.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. General and Administrative costs were not significant for the three months ended March 31, 2021 and 2020.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes Prosper Funding’s cash flow activities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net (Loss) Income	$(1,204)	$1,548

Net Cash Provided by (Used in) Operating Activities	3,682	(513)
Net Cash Used in Investing Activities	(11,247)	(1,662)
Net Cash Provided by (Used in) Financing Activities	10,073	(13)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	2,508	(2,188)
Cash, cash equivalents and restricted cash at the beginning of the period	140,924	117,861
Cash, cash equivalents and restricted cash at the end of the period	$143,432	$115,673

Cash, Cash Equivalents and Restricted Cash increased $2.5 million for the three months ended March 31, 2021, based on the following components:
Operating Activities: $3.7 million was provided by operating activities, driven by cash from working capital of $3.4 million, primarily due to the timing of payments to PMI and investors, and $0.3 million from net loss, net of non-cash adjustments.

Investing Activities: $11.2 million was used in investing activities, due to $49.0 million in purchases of Borrower Loans and $1.8 million in purchases of property and equipment, partially offset by $39.5 million of principal payments under Borrower Loans.
Financing Activities: $10.1 million was provided by financing activities, due to $49.9 million in proceeds from the issuance of Notes, at Fair Value, partially offset by $39.8 million in payments for Notes, at Fair Value.
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
Income Taxes
Prosper Funding incurred no income tax expense for the three months ended March 31, 2021 and 2020. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of March 31, 2021, Prosper Funding has not engaged in any off-balance sheet financing activities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Loans Held for Sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Loans Held for Sale on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale, which have declined in market value due to changes in interest rates, as stated above, as well as the economic impact of the COVID-19 outbreak. Additionally, if the fair value of the Loans Held for Sale continues to decline, we may not be able to repay the Warehouse Lines using the sale of Loans Held for Sale alone. Changes in the market value of Loans Held for Sale are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $240.4 million and $274.6 million as of March 31, 2021 and December 31, 2020, respectively.
The fair values of Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by the Securitization Trust are determined using discounted cash flow methodologies based upon a set of valuation assumptions such as default rate, prepayment rate and discount rate. Default rate, prepayment rate and discount rate may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. We are exposed to the risk of decrease in the fair value of loans held in the warehouse and securitization trusts. For Borrower Loans and Notes presented on our Balance Sheet on behalf of our Note Channel investors, the fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $213.3 million and $242.5 million as of March 31, 2021 and December 31, 2020, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently out of the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
PMI had cash and cash equivalents of $53.1 million and $50.1 million as of March 31, 2021 and December 31, 2020, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 7, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the combined fair value of Borrower Loans and Loans Held for Sale is $591.5 million as of March 31, 2021, determined using a weighted-average discount rate of 7.91%. The combined fair value of Borrower Loans and Loans Held for Sale was $652.9 million as of December 31, 2020, determined using a weighted-average discount rate of 8.26%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $5.5 million and $5.8 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of March 31, 2021 and December 31, 2020, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $5.6 million and $5.9 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of March 31, 2021 and December 31, 2020, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
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
Prosper Funding had cash and cash equivalents of $7.7 million as of March 31, 2021, and $8.6 million as of December 31, 2020. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of March 31, 2021. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In March 2021, PMI and PFL accepted service of a complaint via email. PMI, PFL and Velocity Investments, LLC, an accounts receivable management company (“Velocity”), were each named in a purported class action lawsuit brought by two individual plaintiffs in the Circuit Court for Montgomery County, Maryland, Case No. 484731V, filed February 3, 2021 (the “Maryland Litigation”). The complaint asserts, on behalf of the plaintiffs and the class members, claims for violation of certain Maryland state laws and seeks damages. The plaintiffs also seek a declaration of requirement for Maryland licensure and that PMI, PFL, and Velocity did not have the right to collect money from the plaintiffs and the class members on the loan accounts. PMI and PFL plan to vigorously contest these claims. At this time, we cannot predict the outcome of this matter or estimate the amount of damages, if any, that may be awarded.
This Item should be read in conjunction with the disclosures contained in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 1A. Risk Factors
You should carefully consider all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Prosper – None.
Prosper Funding – Information for this Item is not required for Prosper Funding because it meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q; Prosper Funding is therefore filing this Form with the reduced disclosure format.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
The Compensation Committee of PMI approved an amendment to PMI’s long-term cash incentive plan and PMI and PFL entered into a Sixth Amendment to the Administration Agreement, copies of which are attached as exhibits to this report and are incorporated herein by reference.

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

4.3	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

10.1	Promissory Note, dated April 24, 2020, by and between Broadway National Bank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI’s Current Report on Form 8-K, filed on April 30, 2020)

10.2	First Amendment to Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective May 11, 2021 (1)(2)

10.3	Amendment No. 6 to Administration Agreement, dated as of May 12, 2021, between Prosper Funding LLC and Prosper Marketplace, Inc. (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.
(2)	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

May 13, 2021	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

May 13, 2021	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)